Form 10-Q
period 1993-12-25
COHERENT INC
filed 1994-02-07
CIK 21510

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 1993

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number:  0-5255

                                 COHERENT, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               94-1622541
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


             5100 PATRICK HENRY DRIVE, SANTA CLARA, CALIFORNIA 95054
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code:  (408) 764-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        ----         ----

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes         No
                           ----       ----

                      APPLICABLE ONLY TO CORPORATE ISSUES:


The number of shares outstanding of registrant's common stock, par value $.01 per share, at January 31, 1994 was 10,108,560 shares.

                                 COHERENT, INC.

                                      INDEX


                                                                 Page No.
                                                                 --------
PART I.   FINANCIAL INFORMATION:

Consolidated Condensed Statements of Income --
Three months ended December 25, 1993
and December 26, 1992                                                 3

Consolidated Condensed Balance Sheets --
December 25, 1993 and September 25, 1993                              4

Consolidated Condensed Statements of Cash
Flows -- Three months  ended December 25, 1993
and December 26, 1992                                                 5

Notes to Consolidated Condensed Financial Statements                  6

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                   8

PART II.     OTHER INFORMATION                                        11

Signatures                                                            12

                                        2

                          PART I. FINANCIAL INFORMATION

                         COHERENT, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                             THREE
                                                          MONTHS  ENDED
                                                          -------------

                                                    December 25,   December 26,
                                                       1993           1992
- -------------------------------------------------------------------------------
NET SALES                                            $47,026        $46,748
COST OF SALES                                         24,091         23,508
- -------------------------------------------------------------------------------
GROSS PROFIT                                          22,935         23,240
- -------------------------------------------------------------------------------
OPERATING EXPENSES:
     Research and development                          5,520          4,824
     Selling, general and administrative              14,821         14,753
- -------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                              20,341         19,577
- -------------------------------------------------------------------------------
INCOME  FROM OPERATIONS                                2,594          3,663

OTHER INCOME (EXPENSE):
     Interest and  dividend income                       459            382
     Interest expense                                   (452)          (447)
     Foreign exchange losses                            (240)           (40)
     Other  - net                                        123            384
- -------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE), NET                       (110)           279
- -------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                               2,484          3,942
PROVISION FOR INCOME TAXES                             1,055          1,462
- -------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                      1,429          2,480
LOSS FROM DISCONTINUED OPERATIONS
     (NET OF TAX BENEFIT OF $552)                                      (653)
- -------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING
     FOR INCOME TAXES                                  1,429          1,827
CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING FOR INCOME TAXES                                      5,637
- -------------------------------------------------------------------------------
NET INCOME                                            $1,429         $7,464
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
COMMON AND COMMON EQUIVALENT SHARES                   10,258          9,813
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
COMMON AND COMMON EQUIVALENT PER
     SHARE DATA:
INCOME FROM CONTINUING OPERATIONS                     $  .14         $  .25
LOSS FROM DISCONTINUED OPERATIONS                                      (.06)
CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING FOR INCOME TAXES                                        .57

- -------------------------------------------------------------------------------
NET INCOME                                            $  .14         $  .76
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)



                                                     December 25,  September 25,
                                                        1993           1993
- --------------------------------------------------------------------------------
ASSETS                                                (Unaudited)


CURRENT ASSETS:
     Cash and equivalents                                $ 18,940      $ 27,923
     Short-term investments                                17,530         9,195
     Accounts receivable - net of allowances of
          $3,051 in 1994 and $3,025 in 1993                42,160        43,806
     Other receivables, net                                 7,808         7,215
     Inventories                                           37,095        35,792
     Prepaid expenses and other assets                      5,524         7,070
     Net assets of discontinued operations                    137           137
     Deferred tax assets                                   11,970        13,119
- --------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                      141,164       144,257
- --------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                                     75,087        72,582
ACCUMULATED DEPRECIATION AND AMORTIZATION                 (36,900)      (33,976)
- --------------------------------------------------------------------------------
     Property and equipment - net                          38,187        38,606
- --------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
     $3,088 in 1994 and $2,949 in 1993                      4,898         4,772
NET ASSETS OF DISCONTINUED OPERATIONS                       1,877         1,916
OTHER ASSETS                                                3,271         4,245
- --------------------------------------------------------------------------------
                                                         $189,397      $193,796
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
     Notes payable                                       $  4,230      $  5,666
     Current portion of long-term obligations               3,617         3,832
     Accounts payable                                       6,589         7,041
     Income taxes payable                                      20         1,355
     Other current liabilities                             36,399        38,068
- --------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                  50,855        55,962
- --------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                      12,015        14,122
DEFERRED INCOME                                             1,500         1,340
DEFERRED TAX LIABILITIES                                    1,643         1,543
MINORITY INTEREST IN SUBSIDIARIES                           3,947         3,806

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01
          Authorized - 50,000 shares
          Outstanding - 10,101 in 1994 and 9,913 in 1993      101            98
     Additional paid-in capital                            65,899        64,457
     Notes receivable from stock sales                     (1,334)       (1,310)
     Retained earnings                                     54,131        52,702
     Accumulated translation adjustment                       640         1,076
- --------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                119,437       117,023
- --------------------------------------------------------------------------------
                                                         $189,397      $193,796
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)



                                                                  THREE
                                                              MONTHS  ENDED
                                                              -------------
                                                      December 25,  December 26,
                                                         1993           1992
- --------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
OPERATING ACTIVITIES:
     Net income                                        $ 1,429         $ 7,464
          Adjustments to reconcile to net cash
               provided by operating activities:
          Discontinued operations                                          653
          Cumulative effect of change in accounting
               for income taxes                                         (5,637)
          Changes in assets and liabilities              2,895           2,869
     Other adjustments                                  (1,082)          1,722
- --------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                3,242           7,071
- --------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Purchases of short-term investments               (23,416)        (21,673)
     Proceeds from sales of short-term investments      15,081          15,497
     Purchases of property and equipment - net            (846)         (3,263)
     Purchase of Vinten Electro-Optics Ltd.             (1,500)
     Other - net                                           123            (270)
- --------------------------------------------------------------------------------
Net Cash Used For Investing Activities                 (10,558)         (9,709)
- --------------------------------------------------------------------------------
FINANCING ACTIVITIES:
     Long-term debt borrowings                               3             150
     Long-term debt repayments                          (2,151)           (757)
     Notes payable borrowings                            1,382             744
     Notes payable repayments                           (2,670)         (1,132)
     Repayments of capital lease obligations              (134)
     Sales of shares under employee benefit plans        1,355             624
- --------------------------------------------------------------------------------
Net Cash Used For Financing Activities                  (2,215)           (371)
- --------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
     ON CASH AND EQUIVALENTS                               548            (143)
- --------------------------------------------------------------------------------
     Net decrease in cash and equivalents               (8,983)         (3,152)
     Cash and equivalents beginning of period           27,923          17,643
- --------------------------------------------------------------------------------
CASH AND EQUIVALENTS END OF PERIOD                     $18,940         $14,491
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those used to prepare the Company's annual report to stockholders for the fiscal year ended September 25, 1993. All adjustments, in the opinion of management, necessary for a fair presentation have been made which comprise only normal, recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year.

2. Net income per share is based upon the weighted average number of common shares outstanding during the period including dilutive common share equivalents and shares issuable under the Productivity Incentive Plan. Common share equivalents represent outstanding stock options and shares subscribed under the Employee Stock Purchase Plan.

     No dividends were paid in fiscal 1994 or 1993.

3. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:


                                                December 25,    September 25,
                                                     1993            1993
- --------------------------------------------------------------------------------
                                                       (IN  THOUSANDS)
Purchased parts and assemblies                         $12,713         $11,556
Work-in-process                                         13,344          12,859
Finished goods                                          11,038          11,377
- --------------------------------------------------------------------------------
                                                       $37,095         $35,792
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


4.   Other current liabilities consist of the following:


                                                  December 25,    September 25,
                                                     1993            1993
- --------------------------------------------------------------------------------
                                                       (IN  THOUSANDS)
Accrued expenses                                       $11,797         $11,930
Accrued payroll and benefits                             8,117           9,288
Customer deposits                                        1,171             564
Reserve for warranty                                     5,201           5,814
Deferred service income                                  6,909           7,135
Discontinued operations                                  3,204           3,337
- --------------------------------------------------------------------------------
Other current liabilities                              $36,399         $38,068
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


5. In October 1993, the Company acquired the business and net assets of Vinten Electro-Optics Ltd. (VEOL), a wholly-owned subsidiary of Vinten Group plc located in Leicester, England, for approximately $1.5 million in cash. The acquisition has been accounted for as a purchase and accordingly, the
     Company has recorded approximately $0.3 million of goodwill.   VEOL is a
     supplier of optical components and windows for infra-red imaging systems built in Western Europe. The subsidiary will operate as Coherent Optics Europe Ltd. (COEL). COEL had current quarter sales of approximately $1.2 million.

6. Effective February 2, 1994, the Company purchased its previously leased optics facility located at 2301 Lindbergh Street, Auburn, California for $3.7 million in cash.

7. Loss from discontinued operations of $0.7 million ($.06 per share) in the prior year's first quarter resulted from net sales of $38.4 million.

8. Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's consolidated condensed financial position or results of operations.

     For several years, agencies of the State of California have been conducting an investigation of soil and groundwater contamination at and in the vicinity of the Stanford Industrial Park in Palo Alto, California, where the Company's Laser Group was formerly located. During fiscal 1989, the Company, as expected, was named, along with several other companies, as a respondent on a remedial action order issued by the California Department of Toxic Substance Control for a Regional Area adjacent to Stanford Industrial Park. The Responding Parties to the Regional Order (which includes the Company) have submitted Remedial Investigation and Feasibility Reports to the State of California. The Responding Parties have installed one initial remedial system and construction of three additional initial remedial systems is scheduled for completion in June 1994. The Company's interim cost share of this Regional Investigation and Remedial Action was $0.1 million in both the current quarter and in the first quarter of fiscal 1993.


     The Company was also named, along with other parties, to a remedial action order for the former facility site itself in Stanford Industrial Park. The State of California has approved the Remedial Investigation and Feasibility Study Reports prepared by the Company for this site. The Company has been operating remedial systems at the site to remove subsurface chemicals since April 1992. The Company has submitted a draft Remedial Action Plan to the State of California which defines the supplemental systems needed to complete remedial work. The Company incurred actual costs of $0.2 million in the first quarter of fiscal 1994, relating to the Site Investigation and Remedial Action, compared to $0.1 million in the first quarter of fiscal 1993. Management anticipates that past and future site costs will be shared with the other parties currently named to the order.

     Although the Company cannot presently estimate its ultimate liability relating to the remediation of the soil and groundwater contamination described above, preliminary management estimates anticipate such liability to approximate $1.5 million which the Company has accrued in fiscal 1992 and 1993. Based on currently available information, the Company believes the investigation and remedial action which may be required by the agencies of the State of California, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

9. Certain amounts in the September 25, 1993 consolidated condensed balance sheet have been reclassed to conform with the current year presentation.

                         COHERENT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

     The Company's net income for the first quarter ended December 25, 1993 was $1.4 million ($.14 per common share) compared to net income of $7.5 million ($.76 per common share) in the prior year's first quarter. Results for the prior year's first quarter have been restated to include a one-time favorable adjustment of $5.6 million ($.57 per share) resulting from the adoption of Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes" and a $0.7 million loss, ($.06 per share), net of tax benefit, due to the divestiture of the Industrial business segment in the quarter ending September 1993. Income from continuing operations before income taxes decreased $1.5 million (37%) to $2.5 million from the same period a year ago. This decrease was primarily due to higher research and development (R&D) expenses of $0.7 million, a 1% decline in the gross profit rate to 49% for the current quarter and a $0.3 million net gain in the prior year on certain investments. Additionally, the effective tax rate for the current quarter increased to 42% from 37% due to a change in the distribution of earnings and losses in different tax jurisdictions at different tax rates.

     All prior year amounts have been adjusted to reflect the discontinued operations of the Company's Industrial segment.

RESULTS OF OPERATIONS

NET SALES AND GROSS PROFITS

Consolidated

     During the first quarter of fiscal 1994, the Company's net sales increased $0.3 million (1%) to $47.0 million from $46.7 million in the prior year's first quarter. Sales increased in the Electro-Optical segment by $1.5 million while sales decreased in the Medical segment by $1.2 million.

     The gross profit rate decreased to 49% in the current quarter from 50% one year ago. This decrease was primarily due to lower sales volumes of higher margin products and start-up costs associated with new products in Coherent's Medical segment partially offset by improved cost efficiencies in Coherent's Electro-Optical segment.

Electro-Optical

     Electro-Optical net sales increased $1.5 million (6%) from the same prior year period. This increase resulted primarily from higher sales volumes in the Coherent Laser Group as well as higher optics sales volumes in Coherent's Auburn Group due to the current quarter purchase of Vinten Electro-Optics Ltd. in Leicester, England. These increases were partially offset by a decrease in sales at the Company's subsidiary, Lambda Physik.

     The gross profit rate increased to 51% in the current quarter from 49% in the prior year period. This increase is due primarily to higher margins on increased sales volumes and cost efficiencies.

Medical

     Medical net sales for the current quarter decreased $1.2 million (6%) from the same period a year ago. International sales declined $0.4 million and domestic sales declined $0.8 million in the current quarter. International sales decreased primarily due to lower sales volumes in Germany resulting from uncertainty caused by the reorganization of Germany's health system and due in part to lower sales volumes in Japan, partially offset by higher sales volumes in the United Kingdom. Domestic sales decreased primarily due to lower sales volumes resulting from product transitions and a difficult market environment caused in part by the proposed changes in the U.S. healthcare industry.

     The gross profit rate decreased in the current quarter to 46% from 51% in the same period a year ago. This decrease resulted primarily from lower sales volumes of higher margin products and start-up costs associated with new product introductions.


OPERATING EXPENSES

                                                            First Quarter
                                                          1994           1993
                                                       -----------------------
                                                            (IN THOUSANDS)
Research & development                                 $ 5,520         $ 4,824
Selling, general & administrative                       14,821          14,753
- --------------------------------------------------------------------------------
Total operating expenses                               $20,341         $19,577
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     Total operating expenses increased $0.8 million (4%) in the quarter ended December 25, 1993 compared to the prior year's first quarter. This increase resulted primarily from higher research and development (R&D) expenses of $0.7 million (14%) and a slight increase in selling, general and administrative (SG&A) expenses of $0.1 million (1%). As a percentage of sales, total operating expenses increased to 43% from 42% a year ago.

     Research and development (R&D) expenses increased $0.7 million (14%) in the current quarter compared to the same period a year ago primarily due to higher costs for more product introductions planned for the next three quarters compared to the same periods a year ago and increased costs for clinical activity necessary to obtain FDA approval to sell medical products.

     Selling, general and administrative expenses increased slightly by $0.1 million (1%) in the current quarter compared to the same period a year ago. Selling and marketing expenses increased primarily due to the purchase of VEOL and additional headcount in our European sales subsidiaries. This increase was partially offset by a decrease in administrative expenses as bad debt and bonus expenses were lower during the current quarter compared to the same period a year ago.

OTHER INCOME (EXPENSE)

     Other income (expense), net, decreased $0.4 million (139%) for the current quarter compared to the same period a year ago. This decrease was primarily due to the prior year's $0.3 million net gain on certain investments and $0.2 million higher foreign exchange losses in the current quarter as the U.S. dollar strengthened against the German mark. These decreases were partially offset by $0.1 million higher interest and dividend income in the current quarter due to higher average cash, cash equivalents and short-term investment balances.

INCOME TAXES

     The Company's effective tax rate for the three months ended December 25, 1993 was 42% compared to 37% for the same quarter a year ago. The Company's fiscal 1993 and 1994 effective tax rates differ from the statutory rates primarily because profitable operations for foreign subsidiaries are taxed at rates different from that of the U.S. rate. The effective tax rate is based on projected annual results by taxing jurisdiction and can change should the Company not achieve these projected results.

FINANCIAL CONDITION

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash, cash equivalents and short-term investments of $36.5 million. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $22.6 million. As of December 25, 1993, the Company had $19.6 million unused and available under these credit facilities. Effective February 2, 1994, the Company purchased its previously leased optics facility located in Auburn, California for $3.7 million in cash. The Company is planning to fund this purchase through outside financing. In addition, at December 25, 1993, the Company had $1.1 million included in notes payable that represented the reclassification of outstanding checks in excess of related bank balances. In conjunction with such credit facilities and a letter of guarantee on revenue bonds from financial institutions, the Company is required to meet certain restrictive covenants. These covenants require the Company to achieve certain financial ratios, maintain prescribed levels of working capital and tangible net worth, achieve specific operating and net income performance levels, and restrict payment of dividends. The Company also has equipment financing arrangements that are payable over five years with varying interest rates.

     In January 1994, the German Federal Ministry for Research and Technology ("FMRT") and the Company's subsidiary, Lambda Physik GmbH, reached a settlement agreement to conclude the investigation by the FMRT of government research grants received by Lambda Physik. The agreement provided for Lambda Physik returning approximately DM 3.0 million including interest ($1.7 million) of grant money to the FMRT. At September 25, 1993, the Company had reserved an amount sufficient for this contingency. Accordingly, the settlement is not expected to have a material adverse effect on the Company's results of operations or financial position.

Changes in Financial Condition

     Cash and cash equivalents decreased $9.0 million (32%) year-to-date. Operations and changes in exchange rates generated $3.2 million and $0.5 million, respectively. Investing activities used $10.5 million; $8.3 million was used to purchase short-term investments, net, $0.8 million was used to acquire property and equipment, net, $1.5 million was used to acquire VEOL and other investing activities used $0.1 million. Financing activities used $2.2 million; debt repayments used $5.0 million which were partially offset by additional borrowings of $1.4 million and sales of shares under employee benefit plans (including tax benefits) of $1.4 million.

     Prepaid expenses and other assets decreased $1.5 million (22%) from September 25, 1993 primarily due to a decrease in prepaid taxes.

     Income taxes payable decreased $1.3 million (99%) from September 25, 1993 as the Company had prepaid taxes at September 25, 1993 which were used for current year estimated tax payments.

     Accrued payroll and benefits decreased $1.2 million (13%) from September 25, 1993 primarily due to higher payroll accruals at fiscal year-end due to timing of payments.

                                 COHERENT, INC.

                           PART II. OTHER INFORMATION



ITEM 1.   Material developments in connection with legal proceedings.
          N/A

ITEM 2.   Material modification of rights of registrant's securities.
          N/A

ITEM 3.   Defaults on senior securities.
          N/A

ITEM 4.   Submission of matters to a vote of security holders.
          N/A

ITEM 5.   Other.
          N/A

ITEM 6.   Exhibits and Reports on Form 8-K.
          N/A


                                 COHERENT, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                 COHERENT, INC.

                                  (Registrant)



Date:  February 4, 1994         By: ROBERT J. QUILLINAN
                                    ---------------------------
                                     Robert J. Quillinan
                                     Vice President and Chief Financial Officer