Form 10-Q
period 1994-04-02
COHERENT INC
filed 1994-05-05
CIK 21510

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1994

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

                                 (408) 764-4000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                       -------    -------


                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes          No
                          -------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUES:


The number of shares outstanding of registrant's common stock, par value $.01 per share, at May 3, 1994 was 10,156,780 shares.

                                 COHERENT, INC.


                                      INDEX



                                                                       PAGE NO.
                                                                       --------

PART I.        FINANCIAL INFORMATION:


     Consolidated Condensed Statements of Income --
       Three months and six months ended April 2, 1994
       and March 27, 1993                                                  3

     Consolidated Condensed Balance Sheets --
       April 2, 1994 and September 25, 1993                                4

     Consolidated Condensed Statements of Cash Flows --
       Six months ended April 2, 1994 and March 27, 1993                   5

     Notes to Consolidated Condensed Financial Statements                  6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                 9

PART II.       OTHER INFORMATION                                          12

SIGNATURES                                                                13

                          PART I. FINANCIAL INFORMATION

                         COHERENT, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                         THREE                          SIX
                                                     MONTHS  ENDED                 MONTHS ENDED
                                                     -------------                 ------------

                                                APRIL 2,      March 27,      APRIL 2,       MARCH 27,
                                                  1994          1993           1994           1993
- - -----------------------------------------------------------------------------------------------------
NET SALES                                      $ 55,215       $ 51,329      $ 102,241       $ 98,077
COST OF SALES                                    27,892         25,815         51,983         49,323
- - -----------------------------------------------------------------------------------------------------
GROSS PROFIT                                     27,323         25,514         50,258         48,754
- - -----------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Research and development                        6,430          5,802         11,950         10,626
  Selling, general and administrative            16,052         15,153         30,873         29,906
- - -----------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                         22,482         20,955         42,823         40,532
- - -----------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                            4,841          4,559          7,435          8,222

OTHER INCOME (EXPENSE):
  Interest and dividend income                      538            367            997            749
  Interest expense                                 (427)          (425)          (879)          (872)
  Foreign exchange gain (loss)                       91            (18)          (149)           (58)
  Other - net                                       (45)            88             78            472
- - -----------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME, NET                             157             12             47            291
- - -----------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                             4,998          4,571          7,482          8,513
PROVISION FOR INCOME TAXES                        2,042          1,682          3,097          3,144
- - -----------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                 2,956          2,889          4,385          5,369
LOSS FROM DISCONTINUED OPERATIONS
  (NET OF TAX BENEFIT OF $147 AND $669,
  (RESPECTIVELY)                                                  (889)                       (1,542)
- - -----------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  FOR INCOME TAXES                                               2,000                         3,827
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES                                                                  5,637
- - -----------------------------------------------------------------------------------------------------

NET INCOME                                     $  2,956       $  2,000      $   4,385       $  9,464
- - -----------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------
AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                  10,289          9,971         10,274          9,892
- - -----------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------
COMMON AND COMMON EQUIVALENT
  PER SHARE DATA:
INCOME FROM CONTINUING OPERATIONS              $    .29       $    .29      $     .43       $    .54
LOSS FROM DISCONTINUED OPERATIONS                                 (.09)                         (.15)
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES                                                                    .57
- - -----------------------------------------------------------------------------------------------------
NET INCOME                                     $    .29       $    .20      $     .43       $    .96
- - -----------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)


                                                              APRIL 2,     SEPTEMBER 25,
                                                                1994           1993
- - ----------------------------------------------------------------------------------------
ASSETS                                                       (Unaudited)

CURRENT ASSETS:
  Cash and equivalents                                        $ 26,524       $ 27,923
  Short-term investments                                        14,376          9,195
  Accounts receivable - net of allowances of
     $3,145 in 1994 and $3,025 in 1993                          45,392         43,806
  Other receivables, net                                         6,463          7,215
  Inventories                                                   37,632         35,792
  Prepaid expenses and other assets                              4,884          7,070
  Net assets of discontinued operations                            137            137
  Deferred tax assets                                           11,768         13,119
- - ----------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                           147,176        144,257
- - ----------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                                          79,341         72,582
ACCUMULATED DEPRECIATION AND AMORTIZATION                      (36,611)       (33,976)
- - ----------------------------------------------------------------------------------------
  Property and equipment - net                                  42,730         38,606
- - ----------------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
  $3,187 in 1994 and $4,434 in 1993                              4,778          4,772
NET ASSETS OF DISCONTINUED OPERATIONS                            1,839          1,916
OTHER ASSETS                                                     3,252          4,245
- - ----------------------------------------------------------------------------------------
                                                              $199,775       $193,796
- - ----------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                               $  4,764       $  5,666
  Current portion of long-term obligations                       6,075          3,832
  Accounts payable                                               6,210          7,041
  Income taxes payable                                             422          1,355
  Other current liabilities                                     37,317         38,068
- - ----------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                       54,788         55,962
- - ----------------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                           15,439         14,122
DEFERRED INCOME                                                  1,558          1,340
DEFERRED TAX LIABILITIES                                         1,416          1,543
MINORITY INTEREST IN SUBSIDIARIES                                4,031          3,806

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01
     Authorized - 50,000 shares
     Outstanding - 10,152 in 1994 and 9,617 in 1993                101             98
  Additional paid-in capital                                    66,527         64,457
  Notes receivable from stock sales                             (1,688)        (1,310)
  Retained earnings                                             57,087         52,702
  Accumulated translation adjustment                               516          1,076
- - ----------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                     122,543        117,023
- - ----------------------------------------------------------------------------------------
                                                              $199,775       $193,796
- - ----------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                         SIX
                                                                    MONTHS  ENDED
                                                           -----------------------------
                                                              APRIL 2,        MARCH 27,
                                                                1994            1993
- - ----------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
OPERATING ACTIVITIES:
  Net income                                                   $ 4,385        $ 9,464
  Adjustments to reconcile to net cash
     provided by operating activities:
     Discontinued operations                                                    1,542
     Cumulative effect of change in accounting
       for income taxes                                                        (5,637)
     Changes in assets and liabilities                           6,120          4,336
     Other adjustments                                          (2,865)         1,887
- - ----------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        7,640         11,592
- - ----------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of short-term investments                          (32,662)       (34,868)
  Proceeds from sales of short-term investments                 27,481         31,295
  Purchases of property and equipment - net                     (6,829)        (8,566)
  Purchase of Vinten Electro-Optics Ltd.                        (1,500)
  Other - net                                                     (100)        (1,229)
- - -----------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                         (13,610)       (13,368)
- - ----------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Long-term debt borrowings                                      8,720          2,672
  Long-term debt repayments                                     (4,858)        (1,247)
  Notes payable borrowings                                       3,038          2,589
  Notes payable repayments                                      (3,938)        (3,758)
  Repayments of capital lease obligations                         (273)          (248)
  Sales of shares under employee benefit plans                   1,570          1,056
- - ----------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        4,259          1,064
- - ----------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND EQUIVALENTS                                          312           (674)
- - ----------------------------------------------------------------------------------------
  Net decrease in cash and equivalents                          (1,399)        (1,386)
  Cash and equivalents beginning of period                      27,923         17,643
- - ----------------------------------------------------------------------------------------
CASH AND EQUIVALENTS END OF PERIOD                            $ 26,524       $ 16,257
- - ----------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those reflected in the Company's annual report to stockholders for the year ended September 25, 1993. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year.

2. Net income per share is based upon the weighted average number of common shares outstanding during the period including dilutive common share equivalents and shares issuable under the Productivity Incentive Plan. Common share equivalents represent outstanding stock options when the exercise price is less than the average market price for the period and shares subscribed under the Employee Stock Purchase Plan.

     No dividends were paid in fiscal 1994 or 1993.

3. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:


                                                   April 2,     September 25,
                                                     1994           1993
- - -------------------------------------------------------------------------------
                                                         (IN  THOUSANDS)

Purchased parts and assemblies                     $10,856         $11,556
Work-in-process                                     13,868          12,859
Finished goods                                      12,908          11,377
- - -------------------------------------------------------------------------------
                                                   $37,632         $35,792
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------


4.   Other current liabilities consist of the following:


                                                   April 2,     September 25,
                                                     1994           1993
- - -------------------------------------------------------------------------------
                                                         (IN  THOUSANDS)

Accrued expenses                                   $10,851         $11,930
Accrued payroll and benefits                         9,835           9,288
Customer deposits                                    1,112             564
Reserve for warranty                                 5,284           5,814
Deferred service income                              7,179           7,135
Discontinued operations                              3,056           3,337
- - -------------------------------------------------------------------------------
Other current liabilities                          $37,317         $38,068
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------


5. In October 1993, the Company acquired the business and net assets of Vinten Electro-Optics Ltd. (VEOL), a wholly-owned subsidiary of Vinten Group plc located in Leicester, England, for approximately $1.5 million in cash. The acquisition has been accounted for as a purchase and accordingly, the Company has recorded approximately $0.3 million of goodwill which is being amortized over five years. VEOL is a supplier of optical components and windows for infra-red imaging systems built in Western Europe. The subsidiary is operating as Coherent Optics

     Europe Ltd. (COEL) and had current quarter and year-to-date sales of approximately $1.4 million and $2.6 million, respectively.

6. Effective February 2, 1994, the Company purchased its previously leased optics facility located at 2301 Lindbergh Street, Auburn, California for $3.7 million in cash.

7. In February 1994, the Company acquired 37% ownership interest in Infrared Fiber Systems, Inc. (IFS) located in Silver Spring, Maryland, for $0.4 million in cash and the guarantee of a $0.2 million bank note payable. Coherent also obtained certain exclusive distribution rights to IFS's patented fibers for erbium lasers. The consideration in excess of net book value acquired ($0.5 million) has been associated with the rights and is being amortized over a five year period.

8. Loss from discontinued operations of $0.9 million ($.09 per common share) in the prior year's second quarter resulted from net sales of $3.7 million. Loss from discontinued operations of $1.5 million ($.15 per common share) in the prior year's six months ended March 27, 1993 resulted from net sales of $7.2 million.

9. Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's consolidated condensed financial position or results of operations.

     For several years, agencies of the State of California have been conducting an investigation of soil and groundwater contamination at and in the vicinity of the Stanford Industrial Park in Palo Alto, California, where the Company's Laser Group was formerly located. During fiscal 1989, the Company, as expected, was named, along with several other companies, as a respondent on a remedial action order issued by the California Department of Toxic Substance Control for a Regional Area adjacent to Stanford Industrial Park. The Responding Parties to the Regional Order (which includes the Company) have submitted Remedial Investigation and Feasibility Reports to the State of California. The Responding Parties have installed one initial remedial system and construction of three additional initial remedial systems is scheduled for completion in August 1994. The Company's interim cost share of this Regional Investigation and Remedial Action was $0.1 million in both the current quarter and the prior year's second quarter, and $0.2 million for both the six months ended April 2, 1994 and in the corresponding prior year six-month period.

     The Company was also named, along with other parties, to a remedial action order for the former facility site itself in Stanford Industrial Park. The State of California has approved the Remedial Investigation and Feasibility Study Reports prepared by the Company for this site. The Company has been operating remedial systems at the site to remove subsurface chemicals since April 1992. The Company has submitted a draft Remedial Action Plan to the State of California which defines the supplemental systems needed to complete remedial work. The Company incurred actual costs of $0.4 million and $0.6 million in the current quarter and six months ended April 2, 1994, respectively, relating to the Site Investigation and Remedial Action, compared to $0.2 million and $0.3 million, in the corresponding prior year periods. Management anticipates that past and future site costs will be shared with the other parties currently named to the order.

     Although the Company cannot presently estimate its ultimate liability relating to the remediation of the soil and groundwater contamination described above, preliminary management estimates anticipate such liability to approximate $1.5 million, which is the amount the Company has accrued in fiscal 1992 and 1993. Based on currently available information, the Company believes the investigation and remedial action which may be required by the agencies of the State of California, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

10. In April 1994, the Company acquired the beam diagnostic product line of Big Sky Laser Technologies, Inc. located in Bozeman, Montana, for $0.9 million, and accordingly has recorded $0.5 million of goodwill which will be amortized over three to five years. All related activities, including sales, support, development and manufacturing will be moved to the Company's facility in Auburn, California.

11. Certain amounts in the September 25, 1993 consolidated condensed balance sheet have been reclassed to conform with the current year presentation.

                         COHERENT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONSOLIDATED SUMMARY

     The Company's net income for the current quarter and six months ended April 2, 1994 was $3.0 million ($.29 per common share) and $4.4 million ($.43 per common share), respectively, compared to $2.0 million ($.20 per common share) and $9.5 million ($.96 per common share), in the corresponding prior year periods. Results for the prior year's six-month period include a one-time favorable adjustment of $5.6 million ($.57 per common share) resulting from the adoption of Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes". Furthermore, results for the prior year's quarter and six month periods reflect a $0.9 million loss ($.09 per common share) and a $1.5 million loss, ($.15 per common share), respectively, net of tax benefits, due to the divestiture of the Industrial business segment in the quarter ended September 1993. Income from continuing operations before income taxes increased $0.4 million (9%) for the current quarter but decreased $1.0 million (12%) for the six months ended April 2, 1994 compared to the same prior year periods. The current quarter increase was primarily due to increased gross profits of $1.8 million from higher sales, partially offset by increased operating expenses of $1.5 million. The year-to-date decrease was primarily due to increased gross profits of $1.5 million offset by increased operating expenses of $2.3 million and lower other income, net of $0.2 million. Additionally, the effective tax rate for the six months ended April 2, 1994 increased to 41% compared to 37% for the same prior year period due to a change in the distribution of earnings and losses in different tax jurisdictions at different tax rates.

     All prior year amounts have been adjusted to reflect the discontinued operations of the Company's Industrial segment.

RESULTS OF OPERATIONS

NET SALES AND GROSS PROFITS

CONSOLIDATED

     The Company's sales for the second quarter of fiscal 1994 increased $3.9 million (8%) from the prior year's second quarter. For the six months ended April 2, 1994, sales increased $4.2 million (4%) from the same period a year ago. During the quarter, sales increased in both the Medical and Electro-Optical business segments. Year-to-date, sales increased primarily in the Electro-Optical business segment.

     The gross profit rate decreased to 49% for the current quarter and six months ended April 2, 1994 compared to 50% for the same prior year periods. These decreases resulted from a shift in sales mix to lower margin products.

ELECTRO-OPTICAL

     Electro-Optical net sales increased $1.7 million (6%) and $3.3 million (6%) for the second quarter and six months ended April 2, 1994, respectively, compared to the corresponding prior year periods. The first quarter purchase by Coherent Auburn Group of Vinten Electro-Optics Ltd. (VEOL) in Leicester, England, resulted in sales increases of $1.4 million and $2.6 million for the second quarter and six months ended April 2, 1994, respectively. The current quarter and year-to-date sales increases were also due to higher optics sales volumes in Coherent's Auburn Group exclusive of the first quarter purchase of VEOL.

     The gross profit rate decreased to 49% during the current quarter from 50% for the same period last year but increased to 50% from 49% for the six months ended April 2, 1994 compared to the same period one year ago. The current quarter decrease resulted primarily from a shift in sales mix to lower margin products. The year-to-date increase resulted primarily from improved first quarter margins at the Auburn site of the Coherent Auburn Group.

MEDICAL

     Medical net sales increased $2.2 million (10%) and $0.9 million (2%) for the second quarter and six months ended April 2, 1994, respectively, compared to the corresponding prior year periods. International sales represented most of the increases which were primarily due to investments in new territories and new product approvals in Germany. Softness in the domestic market, we believe, resulted from lower sales volumes as customers deferred capital purchases due to the uncertainty of anticipated healthcare changes under the Clinton Administration.

     The gross profit rate increased to 50% during the current quarter from 49% one year ago but decreased to 48% from 50% for the six months ended April 2, 1994 compared to the same period last year. The current quarter increase resulted primarily from a shift in sales mix to higher margin products. Lower warranty costs also contributed to the improvement. The year-to-date decrease was primarily due to lower margins on existing Surgical products and higher start-up costs associated with new product introductions in the first quarter ended December 25, 1993.

OPERATING EXPENSES


                                        Second Quarter        First Half
                                        1994      1993      1994      1993
                                      -----------------------------------------
                                                  (IN THOUSANDS)

Research & development                $ 6,430   $ 5,802   $11,950   $10,626
Selling, general & administrative      16,052    15,153    30,873    29,906
- - -------------------------------------------------------------------------------
Total operating expenses              $22,482   $20,955   $42,823   $40,532
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------



     Total operating expenses increased $1.5 million (7%) and $2.3 million (6%) for the current quarter and six months ended April 2, 1994, respectively, compared to the same periods a year ago. These increases resulted primarily from higher research and development (R&D) expenses of $0.6 million (11%) and $1.3 million (12%) for the current quarter and year-to-date, respectively, and higher selling, general and administrative (SG&A) expenses of $0.9 million (6%) and $1.0 million (3%) for the current quarter and year-to-date, respectively, compared to the same periods a year ago. As a percentage of sales, total operating expenses remained at 41% for the current quarter and increased to 42% for the six months ended April 2, 1994, compared to 41% for the same period a year ago.

     The increases in R&D expenses were primarily due to higher costs related to more product introductions planned during the next several quarters compared to the same period last year, the current year establishment of a new clinical research department in the Coherent Medical Group and the acquisition of VEOL.

     The increases in SG&A expenses were primarily due to increased sales expense in the Coherent Medical Group resulting from increased international headcount and higher travel expenses. Administrative expense also increased at the Corporate group due to the non-recurrence of the 1993 recovery of a bad debt.

OTHER INCOME (EXPENSE)

     Other income, net, increased $0.1 million during the current quarter but decreased $0.2 million for the six months ended April 2, 1994 compared to the same periods last year. The current quarter increase was primarily due to higher interest income of $0.2 million and higher foreign exchange gains of $0.1 million partially offset by lower other income net, of $0.1 million, primarily due to higher net losses on sales of investments. The year-to-date decrease was primarily due to lower other income, net, of $0.4 million primarily due to the 1993 gain on the investment in Palomar Medical and higher foreign exchange losses of $0.1 million, partially offset by higher interest income of $0.3 million.

INCOME TAXES

     The Company's effective tax rate for the six months ended April 2, 1994 was 41% compared to 37% for the same period a year ago. The Company's fiscal 1993 and 1994 effective tax rates differ from the statutory rates primarily because profitable operations for foreign subsidiaries are taxed at rates different from that of the U.S. rate. The effective tax rate is based on projected annual results by taxing jurisdiction and can change should the Company not achieve these projected results.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash, cash equivalents and short-term investments of $40.9 million. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $17.8 million. As of April 2, 1994, the Company had $14.9 million unused and available under these credit facilities. In conjunction with such credit facilities and a letter of guarantee on revenue bonds from financial institutions, the Company is required to meet certain restrictive covenants. These covenants require the Company to achieve certain financial ratios, maintain prescribed levels of working capital and tangible net worth, achieve specific operating and net income performance levels, and restrict payment of dividends. The Company also has equipment financing arrangements that are payable over five years with varying interest rates.

CHANGES IN FINANCIAL CONDITION

     Cash and equivalents decreased by $1.4 million (5%) year-to-date. Operations and changes in exchange rates generated $7.6 million and $0.3 million, respectively. Financing activities generated $4.3 million; borrowings provided $11.8 million and sales of shares under employee benefit plans, including tax benefits, provided $1.6 million, partially offset by debt repayments of $9.1 million. Investing activities used $13.6 million; $5.2 million, net, was used to purchase short-term investments, $6.8 million, net, was used to acquire property and equipment, $1.5 million was used to acquire VEOL and other investing activities used $0.1 million.

     Prepaid expenses and other assets decreased $2.2 million (31%) from September 25, 1993 as the Company had prepaid taxes at September 25, 1993 which were used for current year estimated tax payments.

     Property and equipment, net increased $4.1 million (11%) from September 25, 1993, primarily due to the current quarter purchase of the Company's previously leased optics facility located at 2301 Lindbergh Street, Auburn, California.

     Current portion of long-term obligations increased $2.2 million (59%) from September 25, 1993 primarily due to the financing of the purchase of the optics facility.

                           PART II. OTHER INFORMATION


ITEM 1.   Material developments in connection with legal proceedings.
          N/A

ITEM 2.   Material modification of rights of registrant's securities.
          N/A

ITEM 3.   Defaults on senior securities.
          N/A

ITEM 4.   Submission of Matters to a Vote of Security Holders

          On March 31, 1994, the Annual Meeting of Shareholders of Coherent, Inc. was held in Santa Clara, California.

          The following individuals were elected to the Board of Directors of Coherent, Inc.:

                    James L. Hobart          Charles W. Cantoni
                    Henry E. Gauthier        Frank P. Carrubba
                                             Thomas Sloan Nelsen

          Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

                                                      Affirmative     Negative
                                                         Votes         Votes
                                                    --------------------------

          1.   Ratification of the appointment of      8,581,406      30,113
               Deloitte & Touche as independent
               public accountants for the 1994
               fiscal year.

ITEM 5.   Other.
          N/A

ITEM 6.   Exhibits and Reports on Form 8-K.
          N/A

                                 COHERENT, INC.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.






                            COHERENT, INC.

                            (Registrant)









Date:  May 5, 1994         By:     ROBERT J. QUILLINAN
                                ---------------------------------
                                   Robert J. Quillinan
                                   Vice President and Chief Financial Officer