Form 10-Q
period 1994-07-02
COHERENT INC
filed 1994-08-05
CIK 21510

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 1994

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                                 (408) 764-4000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----

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

                      APPLICABLE ONLY TO CORPORATE ISSUES:

The number of shares outstanding of registrant's common stock, par value $.01 per share, at August 1, 1994 was 10,237,389 shares.

                                 COHERENT, INC.

                                      INDEX


                                                                     PAGE NO.

PART I.    FINANCIAL INFORMATION

   Consolidated Condensed Statements of Income --
     Three months and nine  months ended July 2, 1994
     and June 26, 1993                                                   3

   Consolidated Condensed Balance Sheets --
     July 2, 1994 and September 25, 1993                                 4

   Consolidated Condensed Statements of Cash Flows --
     Nine months ended July 2, 1994  and June 26, 1993                   5

   Notes to Consolidated Condensed Financial Statements                  6

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 9

PART II.   OTHER INFORMATION                                            12

           SIGNATURES                                                   13

                          PART I. FINANCIAL INFORMATION

                         COHERENT, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            THREE                   NINE
                                        MONTHS  ENDED           MONTHS ENDED

                                       JULY 2,   June 26,    JULY 2,   June 26,
                                        1994       1993       1994       1993
- - --------------------------------------------------------------------------------
NET SALES                              $55,257   $47,212    $157,498   $145,289
COST OF SALES                           28,538    23,400      80,521     72,723
- - --------------------------------------------------------------------------------
GROSS PROFIT                            26,719    23,812      76,977     72,566
- - --------------------------------------------------------------------------------
OPERATING EXPENSES:
  Research and development               6,101     5,409      18,051     16,035
  Selling, general and administrative   16,336    15,766      47,209     45,672
- - --------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                22,437    21,175      65,260     61,707
- - --------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS        4,282     2,637      11,717     10,859

OTHER INCOME (EXPENSE):
  Interest and dividend income             519       278       1,516      1,027
  Interest expense                        (450)     (594)     (1,329)    (1,466)
  Foreign exchange gain (loss)             212       (68)         63       (126)
  Other - net                              (57)      189          21        661
- - --------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE), NET          224      (195)        271         96
- - --------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                    4,506     2,442      11,988     10,955
PROVISION FOR INCOME TAXES               1,610       742       4,707      3,886
- - --------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS        2,896     1,700       7,281      7,069
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS (NET OF TAX  OF $352 AND
  TAX BENEFIT OF $317, RESPECTIVELY)                  23                 (1,519)
- - --------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  FOR INCOME TAXES                       2,896     1,723       7,281      5,550
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES                                             5,637
- - --------------------------------------------------------------------------------
NET INCOME                              $2,896    $1,723      $7,281    $11,187
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING         10,377    10,184      10,308      9,989
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
COMMON AND COMMON EQUIVALENT
  PER SHARE DATA:
INCOME FROM CONTINUING OPERATIONS       $  .28    $  .17      $  .71    $   .71
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS                                         .00                   (.15)
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES                                               .56
- - --------------------------------------------------------------------------------
NET INCOME                              $  .28    $  .17      $  .71    $  1.12
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)


                                                      JULY 2,      September 25,
                                                       1994            1993
- - --------------------------------------------------------------------------------
ASSETS                                              (Unaudited)

CURRENT ASSETS:
  Cash and equivalents                                $ 23,764         $27,923
  Short-term investments                                19,608           9,195
  Accounts receivable - net of allowances of
     $2,424 in 1994 and $3,949 in 1993                  45,476          43,806
  Other receivables, net                                 6,564           7,215
  Inventories                                           38,536          35,792
  Prepaid expenses and other assets                      4,774           7,070
  Net assets of discontinued operations                                    137
  Deferred tax assets                                   13,817          13,119
- - --------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                   152,539         144,257
- - --------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                                  80,178          72,582
ACCUMULATED DEPRECIATION AND AMORTIZATION              (37,615)        (33,976)
- - --------------------------------------------------------------------------------
   Property and equipment - net                         42,563          38,606
- - --------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
  $3,354 in 1994 and $2,949 in 1993                      5,101           4,772
NET ASSETS OF DISCONTINUED OPERATIONS                    1,800           1,916
OTHER ASSETS                                             3,387           4,245
- - --------------------------------------------------------------------------------
                                                      $205,390        $193,796
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                       $  4,711        $  5,666
  Current portion of long-term obligations               6,223           3,832
  Accounts payable                                       7,394           7,041
  Income taxes payable                                   1,812           1,355
  Other current liabilities                             35,367          38,068
- - --------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                               55,507          55,962
- - --------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS                                   13,780          14,122
DEFERRED INCOME                                          1,325           1,340
DEFERRED TAX LIABILITIES                                 3,228           1,543
MINORITY INTEREST IN SUBSIDIARIES                        4,059           3,806
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01
     Authorized - 50,000 shares
     Outstanding - 10,231 in 1994 and 9,617 in 1993        101              98
  Additional paid-in capital                            67,387          64,457
  Notes receivable from stock sales                     (1,688)         (1,310)
  Retained earnings                                     59,983          52,702
  Accumulated translation adjustment                     1,708           1,076
- - --------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                             127,491         117,023
- - --------------------------------------------------------------------------------
                                                      $205,390        $193,796
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                 NINE
                                                             MONTHS ENDED
                                                     ---------------------------

                                                        JULY 2,       June 26,
                                                         1994           1993
- - --------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
OPERATING ACTIVITIES:
  Net income                                           $  7,281       $ 11,187
  Adjustments to reconcile to net cash
     provided by operating activities:
     Discontinued operations                                             1,519
     Cumulative effect of change in accounting
       for income taxes                                                 (5,637)
     Changes in assets and liabilities                    8,253            740
     Other adjustments                                   (2,398)         3,293
- - --------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                13,136         11,102
- - --------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of short-term investments                   (50,997)       (51,006)
  Proceeds from sales of short-term investments          40,584         51,744
  Purchases of property and equipment - net              (7,998)       (10,842)
  Purchase of Vinten Electro-Optics Ltd.                 (1,500)
  Other - net                                              (885)        (1,313)
- - --------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                  (20,796)       (11,417)
- - --------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Long-term debt borrowings                               8,825          2,676
  Long-term debt repayments                              (6,377)        (1,965)
  Notes payable borrowings                                4,799          5,700
  Notes payable repayments                               (5,880)       (12,000)
  Repayments of capital lease obligations                  (416)          (377)
  Sales of shares under employee benefit plans            2,338          2,875
- - --------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES      3,289         (3,091)
- - --------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND EQUIVALENTS                                   212            337
- - --------------------------------------------------------------------------------
  Net decrease in cash and equivalents                   (4,159)        (3,069)
  Cash and equivalents beginning of period               27,923         17,643
- - --------------------------------------------------------------------------------
CASH AND EQUIVALENTS END OF PERIOD                      $23,764        $14,574
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

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

     No dividends were paid in fiscal 1993 or year-to-date in fiscal 1994.

3. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                        JULY 2,             September 25,
                                         1994                   1993
- - --------------------------------------------------------------------------------
                                              (IN  THOUSANDS)
Purchased parts and assemblies         $ 11,533               $ 11,556
Work-in-process                          14,023                 12,859
Finished goods                           12,980                 11,377
- - --------------------------------------------------------------------------------
                                       $ 38,536               $ 35,792
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

4.   Other current liabilities consist of the following:

                                        JULY 2,             September 25,
                                         1994                   1993
- - --------------------------------------------------------------------------------
                                              (IN  THOUSANDS)
Accrued expenses                       $  9,737               $ 11,930
Accrued payroll and benefits              9,583                  9,288
Customer deposits                           638                    564
Reserve for warranty                      5,486                  5,814
Deferred service income                   7,259                  7,135
Discontinued operations                   2,664                  3,337
- - --------------------------------------------------------------------------------
                                       $ 35,367               $ 38,068
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

5. In October 1993, the Company acquired the business and net assets of Vinten Electro-Optics Ltd. (VEOL), a wholly-owned subsidiary of Vinten Group plc located in Leicester, England, for approximately $1.5 million in cash. The acquisition has been accounted for as a purchase and accordingly, the Company has recorded approximately $0.3 million of goodwill which is being amortized over five years. VEOL is a supplier of optical components and windows for infra-red imaging systems and is operating as Coherent Optics Europe Ltd. (COEL).

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

8. In April 1994, the Company acquired the beam diagnostic product line of Big Sky Laser Technologies, Inc. located in Bozeman, Montana, for $0.9 million and recorded $0.5 million of goodwill which will be amortized over three years. All related activities, including sales, support, development and manufacturing were moved to the Company's facility in Auburn, California.

9. Income from discontinued operations of $0.02 million ($.00 per common share) in the prior year's third quarter resulted from net sales of $6.8 million. Loss from discontinued operations of $1.5 million ($.15 per common share) in the prior year's nine months ended June 26, 1993 resulted from net sales of $14.0 million.

10. Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's consolidated condensed financial position or results of operations.

     The Company, along with several other companies, has been named as a party to a remedial action order issued by the California Department of Toxic Substance Control relating to soil and groundwater contamination at and in the vicinity of the Stanford Industrial Park in Palo Alto, California, where a former facility was located. The responding parties to the Regional Order (including the Company) have completed Remedial Investigation and Feasibility Reports, which were approved by the State of California. The responding parties have installed one remedial system and the construction of three additional remedial systems is scheduled for completion in December 1994. The Company has reached agreement with responding parties on final cost sharing. This agreement has allowed the Company to reduce its estimate of its share of costs, resulting in a net credit of $0.2 million during the current quarter.

     The Company was also named, along with other parties, to a remedial action order for the former facility site itself in Stanford Industrial Park. The State of California has approved the Remedial Investigation and Feasibility Study Reports prepared by the Company for this site. The Company has been operating remedial systems at the site to remove subsurface chemicals since April 1992. The Company has submitted a draft Remedial Action Plan to the State of California which defines the supplemental systems needed to complete remedial work. The Company has reduced its estimate of net site costs by $0.2 million during the current quarter to include the costs related to the draft Remedial Action Plan and the probable recovery of a portion of the costs from other parties named to the clean up order.

     Management believes that the Company's probable, nondiscounted net liability at July 2, 1994 for remaining costs associated with the above environmental matters is $1.7 million which has been previously accrued. This amount consists of total estimated probable costs of $4.1 million reduced by estimated minimum probable recoveries of $2.4 million from other parties named to the order. Based on currently available information, the Company believes that costs in excess of amounts accrued, if any, relating to the investigation and remedial action which may be required by the agencies of the State of California, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

11. Certain amounts in the September 25, 1993 consolidated condensed balance sheet have been reclassed to conform with the current year presentation.

                         COHERENT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONSOLIDATED SUMMARY

     The Company's net income for the current quarter and nine months ended July 2, 1994 was $2.9 million ($.28 per common share) and $7.3 million ($.71 per common share), respectively, compared to $1.7 million ($.17 per common share) and $11.2 million ($1.12 per common share), in the corresponding prior year periods. Results for the prior year's nine-month period include a one-time favorable adjustment of $5.6 million ($.56 per common share) resulting from the adoption of Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes". Furthermore, results for the prior year's quarter and nine month periods include income of $0.02 million, net of tax, ($.00 per common share) and a $1.5 million loss, net of tax benefit, ($.15 per common share), respectively, due to the divestiture of the Industrial business segment in the quarter ended September 25, 1993. Income from continuing operations increased $1.2 million (70%) and $0.2 million (3%) for the current quarter and nine months ended July 2, 1994, compared to the same prior year periods. The increases were primarily due to higher sales volumes and higher foreign exchange gains, partially offset by increased product development spending and a higher current year effective tax rate. The effective tax rate increased to 39% from 35% one year ago due to a change in the distribution of earnings and losses among tax jurisdictions with different tax rates.

     All prior year amounts have been adjusted to reflect the discontinued operations of the Company's Industrial segment.

RESULTS OF OPERATIONS

NET SALES AND GROSS PROFITS


CONSOLIDATED

     The Company's net sales increased $8.0 million (17%) and $12.2 million (8%) for the third quarter and year-to-date, respectively, compared to the same periods one year ago. Sales increased in both the Electro-Optical and Medical business segments. Most of the sales growth occurred internationally reflecting the Company's efforts to improve market penetration offshore. International sales exceeded 52% of total sales for both the quarter and nine months ended July 2, 1994.

     The gross profit rate decreased to 48% and 49% for the current quarter and year-to-date, respectively, from 50% for the same periods one year ago. These decreases were primarily in the Medical business segment and occurred as a result of lower margins on aged products, new product upgrades and the current quarter commencement of sales of certain products manufactured by others.

ELECTRO-OPTICAL

     Electro-Optical net sales increased $5.1 million (20%) and $8.4 million (10%) for the third quarter and nine months ended July 2, 1994, respectively, compared to the corresponding prior year periods. The first quarter purchase of Vinten Electro-Optics Ltd., (VEOL) in Leicester, England (Coherent Auburn Group), resulted in sales increases of $1.2 million and $3.8 million for the third quarter and year-to-date, respectively. The current quarter and year-to-date sales increases were also due to higher sales volumes in both the Coherent Auburn and Coherent Laser Groups.

     The gross profit rate of 49% for the current quarter and nine months ended July 2, 1994 reflected no change from the same periods one year ago.

MEDICAL

     Medical net sales increased $2.9 million (14%) and $3.8 million (6%) for the current quarter and year-to-date, respectively, compared to the corresponding prior year periods. International sales increased $3.8 million and $5.1 million for the current quarter and year-to-date, respectively, while domestic sales decreased $0.9 million and $1.3 million, respectively, for the same periods reported. The international sales increases were primarily due to increased sales volumes due to continued growth in our efforts in Asia Pacific, Europe and South America and new product approvals in Germany and France. The domestic sales decreases were primarily attributable to reduced shipments in the Ophthalmic Business Unit, where we believe that customers are delaying purchases due to the uncertainty associated with the proposed healthcare reform.

     The gross profit rate decreased to 48% for the current quarter and year-to-date from 52% and 50%, respectively, for the same periods one year ago. These decreases are primarily due to lower margins on aged products, new product upgrades and the current quarter commencement of sales of certain products manufactured by others, as well as lower margins on increased sales through distributors.

OPERATING EXPENSES

                                         Third Quarter      First Three Quarters
                                        1994       1993       1994       1993
                                      ------------------------------------------
                                                    (IN THOUSANDS)
Research & development                $ 6,101    $ 5,409     $18,051    $16,035
Selling, general & administrative      16,336     15,766      47,209     45,672
- - --------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES              $22,437    $21,175     $65,260    $61,707
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

     Total operating expenses increased $1.3 million (6%) for the current quarter and increased $3.5 million (6%) for the nine months ended July 2, 1994, respectively, compared to the same periods a year ago. As a percentage of sales, total operating expenses decreased to 41% for the current quarter and year-to-date, from 45% and 42%, respectively, for the same periods a year ago.

     R&D expenses increased $0.7 million (13%) and $2.0 million (13%) for the current quarter and year-to-date, respectively, and SG&A expenses increased $0.6 million (4%) and $1.5 million (3%) for the periods reported, compared to the same periods a year ago. As a percentage of sales, R&D expenses remained at 11% for the periods reported compared to the same periods a year ago. SG&A expenses decreased to 30% for the current quarter and year-to-date, from 33% and 31%, respectively, compared to the corresponding prior year periods.

     The increases in R&D expenses were primarily due to higher costs related to the increased number of new product introductions over the same periods last year, the current year establishment of a new clinical research department within the Coherent Medical Group and the international product approvals.

     The increases in SG&A expenses were primarily due to higher sales and marketing expenses in the Coherent Medical Group associated with increased international headcount and higher travel expenses.

OTHER INCOME (EXPENSE)

     Total other income (expense) increased $0.4 million and $0.2 million during the current quarter and year-to-date, respectively, compared to the same periods a year ago. The current quarter increase was primarily due to higher interest income of $0.2 million, higher foreign exchange gains of $0.3 million due to the strengthening of the U.S. dollar against the British Pound and German Mark, lower interest expense of $0.1 million, partially offset by lower other income, net of $0.2 million. The year-to-date increase was primarily due to higher interest income of $0.5 million, lower interest expense of $0.1 million and higher foreign exchange gains of $0.2 million. These increases were partially offset by lower other income, net of $0.6 million due to the 1993 gain on the investment in Palomar Medical.

INCOME TAXES

     The Company's effective tax rate for the nine months ended July 2, 1994 was 39% compared to 35%, for the same period a year ago. The Company's fiscal 1994 and 1993 effective tax rates differ from the statutory rates because of applicable state taxes, available tax credits and differing tax rates at foreign locations. The effective tax rate is based on projected annual results by taxing jurisdiction and can change should the Company not achieve these projected results.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash, cash equivalents and short-term investments of $43.4 million as of July 2, 1994. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $18.2 million as of July 2, 1994, of which $15.2 million is unused and available under these credit facilities. In conjunction with such credit facilities and a letter of guarantee on revenue bonds from financial institutions, the Company is required to meet certain restrictive covenants. These covenants require the Company to achieve certain financial ratios, maintain prescribed levels of working capital and tangible net worth, achieve specific operating and net income performance levels, and restrict payment of dividends. The Company was in compliance with these covenants at July 2, 1994. The Company also has equipment financing arrangements that are payable over two to four years with varying interest rates.

CHANGES IN FINANCIAL CONDITION

     Cash and equivalents decreased by $4.2 million (15%) year-to-date. Operations and changes in exchange rates generated $13.1 million and $0.2 million, respectively. Financing activities generated $3.3 million; borrowings provided $13.6 million and sales of shares under employee benefit plans, including tax benefits, provided $2.3 million, partially offset by debt repayments of $12.6 million. Investing activities used $20.8 million; $10.4 million, net, was used to purchased short-term investments, $8.0 million, net, was used to acquire property and equipment, $1.5 million was used to acquire VEOL and other investing activities used $0.9 million.

     Prepaid expenses and other assets decreased $2.3 million (32%) from September 25, 1993 as the Company had prepaid taxes at fiscal year-end which were used for current year estimated tax payments.

     Other current liabilities decreased $2.7 million (7%) from September 25, 1993 primarily due to the settlement of the R&D grant issue with the German government and the timing of sales tax payments.

     Current portion of long-term obligations increased $2.4 million (62%) from September 25, 1993 primarily due to the financing of the purchase of the Company's previously leased optics facility in Auburn, California.

                                 COHERENT, INC.

                           PART II. OTHER INFORMATION


ITEM 1.   Material developments in connection with legal proceedings.
          N/A

ITEM 2.   Material modification of rights of registrant's securities.
          N/A

ITEM 3.   Defaults on senior securities.
          N/A

ITEM 4.   Submission of Matters to a Vote of Security Holders
          N/A

ITEM 5.   Other.
          N/A

ITEM 6.   Exhibits and Reports on Form 8-K.
          N/A

                                 COHERENT, INC.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                 COHERENT, INC.

                                 (Registrant)










Date:  August 8, 1994            By:  ROBERT J. QUILLINAN
                                      -------------------------------------

                                      Robert J. Quillinan
                                      Vice President and Chief Financial Officer