Form 10-K
period 1994-10-01
COHERENT INC
filed 1994-12-16
CIK 21510

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                    ---------
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 1, 1994

                                       or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

Commission File Number:  0-5255

                                 COHERENT, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               94-1622541
     (State or other jurisdiction of                 (I.R.S.Employer
     incorporation or organization)                Identification No.)

             5100 PATRICK HENRY DRIVE, SANTA CLARA, CALIFORNIA 95054
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code:  (408) 764-4000

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
           Title of each class                     on which registered
           -------------------                     -------------------
                  None                                    None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          Common Stock Purchase Rights
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X         No
                                                ------          -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.          X
                  -----

     As of November 30, 1994, 10,476,288 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported by the NASDAQ National Market System on November 30,
1994) of Coherent, Inc., held by nonaffiliates was $133,224,276. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed prior to January 29, 1995, pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K.

                                     PART I


ITEM 1.   BUSINESS


GENERAL DEVELOPMENT OF BUSINESS

     Coherent, Inc., a Delaware corporation, (herein referred to as "Coherent" or "Company") is a leading designer, manufacturer and supplier of electro-optical systems and medical instruments utilizing laser, precision optic and microelectronic technologies. The Company integrates these technologies into a wide variety of products and systems designed to meet the productivity and performance needs of customers. Major markets include the scientific research community; medical institutions, clinics and private practices; and lasers also support commercial applications ranging from semiconductors and disk mastering to light shows and entertainment. Coherent also produces and sells optical and laser components to other laser system manufacturers.

     The word "laser" is the acronym for "light amplification by stimulated emission of radiation". The emitted radiation oscillates within an optical resonator and is amplified by an active media, resulting in a monochromatic beam of light which is narrow, highly coherent and thus can be focused to a small spot with a high degree of precision. Lasers are characterized by the active media or materials that produce the energy beams.

     Since inception in 1966, the Company has grown through a combination of internal expansion, joint ventures and acquisition of companies with related technologies and products.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The sales and operating results of both industry segments and the identifiable assets attributable to both industry segments for the three years ended October 1, 1994 are set forth in Note 13, "Business Segments", of the Notes to Consolidated Financial Statements.

PRODUCTS

ELECTRO-OPTICAL

     Coherent's electro-optical products include lasers and laser systems for scientific, medical research, micromachining, commercial applications, precision optics and related accessories. The principal lasers produced by the Company's Electro-Optical segment are argon and krypton ion, excimer and carbon dioxide (CO(2)), liquid dye, Neodymium:Yttrium-aluminum-garnet (Nd:YAG), Titanium:Sapphire (Ti:Sapphire), and diode-pumped solid state (DPSS). These lasers have a broad range of power and operate in the visible (V), ultraviolet
(UV) and infrared (IR) portions of the electromagnetic spectrum. The Company's optics and optical products include special purpose lenses, mirrors and advanced optical coatings. Coherent's electro-optical products are sold for scientific, medical and commercial applications to both end users and original equipment manufacturers (OEMs).

     SCIENTIFIC GROUP

     Coherent's Laser Group (CLG) and Lambda Physik, GmbH, the Company's 80% owned subsidiary in Gottingen, Germany, comprise the Scientific Group.

     CLG is headquartered in Santa Clara, California and is a leading developer and manufacturer of ion, dye, solid state Nd:YAG, Ti:Sapphire, DPSS and CO(2) lasers for the scientific, OEM and micromachining markets. The lasers sold by CLG are used in basic and applied research in medicine, chemistry, physics, biology, biochemistry, engineering and forensic sciences and in a variety of commercial applications including materials processing, semiconductor microlithography, interferometric wafer inspection, optical disk manufacturing, analytical instrumentation, floptical disk manufacturing and laser light shows.

     During fiscal 1994, CLG added two new products to its Ultrafast product line. The first, the OPA 9400, is an Optical Parametric Amplifier which, used in conjunction with the Mira[Registered Trademark] Ti:Sapphire oscillator and a RegA 9000[Trademark] amplifier, extends the wavelength range of Ultrafast systems from 450 nanometers to 2.6 micrometers. By using these systems scientists can use high energy femtosecond pulses to investigate many previously unexplored fields in physics, chemistry, biology, semiconductor technology and other materials sciences. The second product, called Synchrolock[Trademark], allows accurate synchronization of two Mira lasers or a Mira and an external clock.

     In fiscal 1994, the DPSS 532 product line was expanded to include a 400 milliwatts green version. This laser will expand the applications of DPSS lasers to holography, non-destruction testing, analytical instrumentation and reprographics.

     Fiscal 1994 marked the entry of Coherent into the high-energy solid-state pulsed Q-Switched laser market. Using novel technology, based on phase conjugate mirrors, the new laser, called Infinity[Trademark], is capable of producing high energy nanosecond pulses at repetition rates previously unattainable. Most initial applications of this laser will be in the scientific field and in materials processing.

     During the current fiscal year, the Company also solidified its position in the deep ultraviolet (DUV) (257-207 nanometers) market by advancing the technology from milliwatt to multiwatt power levels. Applications include writing gratings on fibers, optical inspection and lithography. Particular attention was also paid to better servicing the needs of the Company's core businesses. This effort resulted in further refinement of products offered in the principal market segments. These markets include optical lithography, microscopy, optical inspection, instrumentation and manufacturing.

     In 1994, CLG also continued to expand both the product and capability range of the Diamond[Trademark] CO(2) laser technology. This technology has now been incorporated into several customer processes in the expanding area of micromachining.

     Coherent's subsidiary, Lambda Physik, GmbH, develops and manufactures excimer and pulsed dye lasers. The excimer laser is an efficient means of producing coherent UV light. Initially limited to research applications, the excimer laser is now also used for materials processing applications in the semiconductor industry, other commercial markets and in medical applications. The Lambda 1000 (medium power) and the Lambda 3000 (high power) XeCl lasers are particularly suitable for processing of multichip modules and high density printed circuit boards for mainframe computers.

     As a breakthrough in excimer laser technology in general, in fiscal 1994, Lambda Physik brought NovaTube[Trademark] to the market enabling customers to attain extremely high gas and components lifetimes. NovaTube together with the new integrated Halogen generator, introduced in 1994, results in a quasi-sealed excimer laser system.

     The new LITHO excimer laser directed on industrial microlithography applications, reaches a bandwidth below one picometer and an average power of 8 watts. With these specifications, the laser technologically exceeds the performance of all available lithography lasers.

     Also in fiscal 1994, Lambda Physik introduced as new products the COMPex[Trademark] laser series, a compact excimer laser, the MINex[Trademark], a small size, low energy excimer laser and the SCANmate[Trademark] OPPO, a hybrid tunable laser consisting of a dye oscillator and a solid state amplifier. The SCANmate

OPPO expands the tuning range far into the infrared down to 2.5 microns with the same bandwidth as the original dye laser.

     In fiscal 1993, Lambda Physik introduced the first commercially manufactured high pulse energy femtosecond (fs) laser system, the LPD 500fs.
The LPD 500fs brings even more performance and simplified operation to the Lambda Physik dye laser product line. Lambda Physik's ongoing commitment to dye lasers has produced some of the most respected models in the world: the FL 2002, the FL 3002 and the LPD 3002. The 1993 model, the Lambda SCANmate narrow band pulsed dye laser series, is 60% smaller than its predecessor and features an optional built-in Nd:YAG pump laser.

     The lasers and laser systems produced by the Scientific Group typically range in price from $20,000 to $450,000.

     COMPONENTS GROUP

     Coherent's Auburn Group (CAG) manufactures optics, thin film coatings for high-performance laser optics, laser accessories and electro-optical components for the Company as well as other manufacturers.

     Optics and thin film coatings, which consist of mirrors and lenses used for imaging and directing a laser beam, are used in the Company's own laser products, in low-loss coated optics for OEMs and other commercial applications. During fiscal 1994, the Company purchased the business and net assets of Vinten Electro-Optics Ltd. (VEOL), a wholly-owned subsidiary of Vinten Group plc located in Leicester, England which is now operating as Coherent Optics Europe Ltd. (COEL). COEL is the leading supplier of optical components and windows for infra-red imaging systems built in Western Europe. These systems are sold to both military and commercial customers. COEL has become the Company's center for optics manufacturing and sales in Europe.

     CAG also designs and manufactures laser measurement instruments and accessories that are used to measure and maximize the performance of laser systems. During the current fiscal year, the Company purchased the beam diagnostic product line of Big Sky Laser Technologies, Inc., in Bozeman, Montana. The beam profilers pioneered by Big Sky are complementary to Coherent's beam propagation analyzers. Also during the year, Ultima, a dual channel power and energy meter was introduced which allows customers to perform simultaneous measurement and statistical analysis on multiple laser beams.

     Products made by CAG typically range in price from $500 to $50,000 and are sold through CAG's field and telemarketing sales force and through an international network of independent distributors as well as other Coherent sales groups.

MEDICAL

     Coherent's Medical Group (CMG) develops, manufactures and distributes a broad line of surgical laser systems used in ophthalmology, gynecology, urology, dermatology, ear, nose and throat (ENT) surgery, orthopedics, general surgery, cosmetic reconstructive, oral maxillofacial, neurology, oncology, otolaryngology, podiatry, medical therapy and other medical specialties. These lasers are designed to improve the quality of patient care, frequently decreasing overall treatment cost compared to conventional procedures. Most of these products also make it possible to perform treatments in a doctor's office, surgery centers or outpatient centers in hospitals instead of requiring inpatient hospitalization.

     Ophthalmic products:

     In ophthalmology, a market segment in which Coherent pioneered and is still the leader, CMG offers argon, krypton and dye lasers or combinations of these lasers for photocoagulation and treatment of glaucoma as well as Nd:YAG lasers for photodisruption. Coherent now sells an excimer refractive surgery system in many countries in the world.

     Coherent's argon photocoagulator was the first such device to achieve widespread acceptance by the medical community for treatment of diabetic retinopathy, retinal detachments and glaucoma. The argon photocoagulator is also used in treatment of age related macular disease.

     Coherent's Nd:YAG laser photodisruptors are used primarily for posterior capsulotomies. These solid-state, pulsed-wave lasers provide ophthalmologists with a method for treating secondary cataracts in a non-invasive manner. Unlike the argon, krypton and dye lasers used in photocoagulation, Nd:YAG lasers produce high power pulses as short as ten billionths of a second. These brief but powerful pulses produce an "optical breakdown" effect which disrupts (cuts or perforates) the tissue rather than producing a thermal burn. Nd:YAG lasers are also used for iridotomies, a procedure used in the treatment of closed angle glaucoma, whereby the laser makes a hole in the iris facilitating the outflow of fluid trapped in the eye. This outflow relieves pressure which, if left untreated, could cause damage to the optic nerve.

     In March 1994, Coherent and Herbert Schwind GmbH & Co. KG entered into a marketing and sales agreement which gives Coherent the exclusive right to sell the Keratom[Trademark] excimer refractive surgery system in many countries of the world. Clinical testing for regulatory approval in the United States and Japan will begin in fiscal 1995. This product uses an argon fluoride laser from Lambda Physik to obtain high energy, excellent reliability and safe operation. Keratom uses the Coherent patented HaloPure[Trademark] generator to provide ultra-pure halogen as needed, from a self-contained, solid-state, chemical reaction.

     The Novus[Registered Trademark] Omni[Trademark], introduced in fiscal 1994, attains a new level of compactness, reliability, and flexibility in ophthalmic multi-wavelength applications. With instantaneous switching among red, yellow, and green treatment options, the retinal surgeon can now benefit from the technology improvements which have satisfied the broader photocoagulator market for years.

     Also in fiscal 1994, clinical trials began on a new erbium laser for the most delicate forms of retinal and vitreal surgery. This product is allowing surgeons to perform techniques that were concepts only a few months ago. The trials are expanding to ten sites around the world to allow international experts to participate in this surgical advance.

     The Ultima[Registered Trademark] 2000 SE was introduced in fiscal 1993. Capitalizing on power-on-demand technology, the Ultima 2000 SE extends the product line's versatility to include both Laser Indirect Opthalmoscopic laser treatment and surgical endophotocoagulation with Acculite[Trademark] probes in addition to slit lamp applications with the LaserLink[Trademark] Adapter. The system can be transported to the patient for treatment in convalescent or retirement care facilities, or used in the operating room, as well as in intensive care nurseries for retinopathy of prematurity.

     In fiscal 1990, Coherent introduced the Novus 2000, its first internally liquid cooled argon photocoagulator. The Novus 2000 requires no external water supply and utilizes a new patented "power-on-demand" laser tube design where power is on only when required for treatment by the physician. This innovation substantially extends the laser tube life. During fiscal 1991, the Novus product line was expanded with the addition of several accessories and a specially designed and internationally certified export model. A new disposable Acculite endophotocoagulation probe was also introduced for use during vitrectomy surgery.

     Surgical products:

     Coherent has developed two groundbreaking families of laser instruments that are changing the way surgery is performed. With delivery devices much smaller than conventional instruments, these systems are expanding the range of procedures that can employ new minimally invasive techniques. The UltraPulse[Registered Trademark] system is a breakthrough in surgical precision for CO(2) lasers. Because this high energy laser cleanly vaporizes tissue without scarring, it is preferred by gynecologists for performing delicate infertility procedures. The VersaPulse[Registered Trademark] Holmium:Yttrium-aluminum-garnet (Ho:YAG) wavelength provides excellent surgical properties that can be delivered through an optical fiber. Since its introduction, this laser has been used for over 80,000 arthroscopic procedures. Our new VersaPulse Select[Trademark] is a powerful, innovative system designed for the flexibility to easily meet surgical needs - today and in the future.

     Coherent offers a line of CO(2) lasers for a wide range of surgical specialties and applications. All of these lasers utilize new sealed tube technology which greatly increases tube life over other designs and does not require external gas or water supplies. Coherent's lasers are used by specialists in gynecology, dermatology, plastic and reconstructive surgery, otolaryngology, oncology, podiatry, oral/maxillofacial surgery, neurological surgery and general surgery. New applications for lasers in the above referenced specialties are continually under development. The Company's CO(2) lasers offer a range of power from 45 to 100 watts.

     In the spring of 1994, Coherent introduced the dual wavelength VersaPulse[Registered Trademark] Select[Trademark] for urology. This system combines the Ho:YAG and the Nd:YAG lasers and is the first system to offer tissue cutting and coagulation and stone management (lithotripsy) in a single package. The DuoTome fiber delivery systems allow delivery of either the Ho:YAG or the Nd:YAG laser energy through the same fiber. These systems provide much greater flexibility and are finding unique applications in the rapidly growing laser prostatectomy market.

     During fiscal 1991, Coherent introduced the UltraPulse[Registered Trademark] CO(2) laser, a new generation, high energy CO(2) laser for surgical applications. UltraPulse lasers represent a true departure in design and performance from conventional CO(2) lasers. This new technology offers significant advantages in terms of laser effect on tissue and surgical precision. The same high-pulse energy that is advantageous for gynecology has clinical advantages for the treatment of a variety of skin conditions, thereby opening market opportunities in cosmetic surgery and dermatology.

     Coherent's VersaPulse holmium solid state lasers began shipment in late fiscal 1990 and have emerged as the technology of choice for orthopedic surgery. The VersaPulse, which is fiber-optically delivered, is an ideal laser for cutting, ablating and sculpting meniscal and cartilaginous tissue with optimum hemostasis and lack of bleeding. Coherent was issued a U.S. patent on the use of the holmium laser for arthroscopy through fiber delivery devices in a liquid environment. In addition, Coherent holds a number of key patents describing the fiber optic delivery systems used with these lasers. Since 1991, Coherent has expanded the VersaPulse line of lasers with higher-power systems for arthroscopy, and has introduced an extensive range of disposable fiber products for several surgical specialties. In the fall of 1993, a new generation called the VersaPulse Select was introduced. This system doubled the power available to the arthroscopic surgeon while reducing system size to nearly half that of the first generation designs. VersaPulse is approved by the FDA for joint arthroscopy, for open and intra-abdominal procedures in general surgery and for lower back surgery.

     Additional approvals for soft-tissue urology and functional endoscopic
sinus surgery have been granted FDA approval.   During 1994, approvals for
gynecology and lithotripsy were added to this expanding list of VersaPulse applications. During this fiscal year, Coherent was the first company granted government approval to market a holmium laser for orthopedics in Japan.

     The medical laser systems manufactured by Coherent's Medical Group are subject to regulation and control by the Food and Drug Administration and other international regulatory agencies. See "Impact of Medical Device Regulation".

     The laser systems manufactured by the Medical Group typically range in price from $30,000 to $500,000.

MARKETING, DISTRIBUTION AND CUSTOMER SERVICE & SUPPORT

     Coherent markets its products domestically through direct sales forces having separate primary responsibility for scientific, component and medical product lines. During fiscal 1993, the Company disposed of its Industrial segment (see Note 2, "Discontinued Operations" of the Notes to the Consolidated Financial Statements). Coherent's products are sold internationally through direct sales personnel located in the United Kingdom, Germany, France, The Netherlands, Japan (Lambda Physik products for OEM and micromachining only) and Hong Kong, as well as through independent representatives in other parts of the world. The Company's foreign sales are made principally to customers in Europe and Japan, but sales are also made to customers in Canada, Latin America, the Peoples Republic of China, other parts of Asia, Australia, the Middle East and Africa. Sales made to independent representatives and distributors (except for Japanese distribution for the Medical segment) are generally priced in U.S. dollars. Foreign sales made directly by the Company are generally priced in local currencies and are therefore subject to currency exchange fluctuations. Foreign sales are also subject to other normal risks of foreign operations, such as protective tariffs and export/import controls. Coherent's products are broadly distributed and no one customer accounted for more than 10% of total sales during fiscal 1994.

     The Company gives various warranties on its products and offers service on a contractual basis after the initial product warranty has expired.

     Coherent maintains a customer support and field service staff in major markets in the United States, Europe, Hong Kong and Japan. This organization works closely with customers and customer groups in servicing equipment, training customers to use the Company's products and exploring additional applications of the Company's technologies.

PRODUCTION AND SOURCES AND AVAILABILITY OF MATERIALS

     The Company's production operations consist primarily of assembling and testing its products, although the Company manufactures substantially all of its laser tubes and optics. The Company depends upon outside suppliers for most product components, many of which are manufactured to the Company's specifications. The Company has not experienced any significant difficulty in obtaining raw materials and components in the past. There is always a possibility of periodic, short-term disruption of supplies of critical, high technology components; however, the Company does not believe that such disruptions would have a material adverse impact on the Company's financial position or results of operations.

PATENTS AND  LICENSES

     Coherent has a significant number of U.S. and foreign patents for
technology incorporated into its products.   The Company believes it owns or has
the right to use the basic patents covering its products. However, each year there are hundreds of patents granted in the world related to lasers and their applications and from time to time the Company has been notified that it may be infringing patents owned by others. In the past, the Company has been able to obtain patent licenses for patents related to its products on commercially reasonable terms. The failure to obtain a key patent license from a third party could cause the Company to incur liabilities for patent infringement and, in the extreme case, to discontinue manufacturing the products that infringe upon the patent. Management believes that none of the Company's current products infringe upon a valid claim of any patents owned by third parties, where the failure to license the patent would have a material and adverse effect on the Company's financial position or results of operations.

BACKLOG

     At October 1, 1994, the Company's backlog of orders scheduled for shipment was approximately $41,131,000, compared with $24,395,000 at September 25, 1993. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by the Company has not been significant; however, since orders are cancelable, the backlog of orders at any point in time is not necessarily indicative of future revenues. The Company anticipates filling the present backlog during fiscal 1995. Backlog at October 1, 1994 was higher than at September 25, 1993 in both the Electro-Optical and Medical business segments.

COMPETITION

     The laser industry is fragmented, with numerous companies providing one or more products in each of the Company's business segments. No single competitor is dominant in any of the Company's business segments, principally because of the Company's diversity of products and product applications.

     The markets in which Coherent is engaged are subject to intense competition and rapid technological change. The principal factors of competition for all products are reliability, price, performance, service, marketing and distribution, technological achievement and human resources. Coherent believes that it competes favorably as to these factors, but that continued emphasis upon development of new and improved products and the continued development of successful channels of distribution will be necessary to maintain or increase the Company's share of the laser markets in which it competes. Several of the Company's present competitors have substantially greater financial and other resources than the Company.

RESEARCH AND DEVELOPMENT

     Coherent maintains separate research and development staffs in both of its major business segments. Development of new and improved electro-optical and medical products is primarily the responsibility of engineering development and applications staffs located in the U.S., Germany and the United Kingdom. Such engineering staffs design and develop both new products and enhancements to existing products. Coherent works closely with customers, individually and through Company sponsored seminars, to develop products to meet customer application and performance needs.

     The Company operates in an industry which is subject to rapid technological change and the Company's ability to compete and operate successfully depends upon, among other things, its ability to react to such change. Accordingly, Coherent is committed to the development of new products as well as the improvement and refinement of existing products. Fiscal 1994 expenditures for research and development were $24,740,000, 11% of sales, compared to $21,674,000, 11% of sales, and $21,519,000, 11% of sales, during fiscal 1993 and
1992, respectively.

IMPACT OF ENVIRONMENTAL REGULATION

     The Company believes that compliance with federal, state and local environmental protection regulations will not have a material effect on the capital expenditures, earnings, competitive and financial position of the Company. The Company is a respondent under Remedial Action Orders issued by the California Department of Toxic Substance Control relating to an investigation and remediation of soil and groundwater contamination at its former facility in the Stanford Industrial Park, Palo Alto, California. See Note 12, "Commitments and Contingencies", of the Notes to Consolidated Financial Statements.

IMPACT OF MEDICAL DEVICE REGULATIONS

     The Company's medical products are subject to regulation and control by the Center for Devices and Radiological Health, a branch of the Food and Drug Administration (FDA) within the Department of Health and Human Services. The FDA medical device regulations require either an Investigational Device Exemption (IDE), Pre-Market Approval (PMA) or 510(K) approval before new products can be marketed to, or utilized by, the general public. The Company's medical products are subject to similar regulations in its major international markets, particularly Japan and France. Complying with these regulations is necessary for the Company's strategy of expanding the markets for and sales of its products into these countries.

     These approvals may include clinical testing, limitations on the number of sales, controls of end user purchase price and the extent of product commercialization. In certain instances, these constraints can delay planned shipment schedules as design and engineering modifications are made in response to regulatory concerns and requests. The Company's competitors in the medical field are subject to the same regulations.

     The Company believes that its long established working relationship with the medical community and the high quality of its products allow it to work effectively within these regulatory constraints.

EMPLOYEES

     At October 1, 1994, Coherent employed 1,291 persons on a full-time basis. The Company's continued success will depend in large measure on its ability to attract and retain highly skilled employees, who are in great demand.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Financial information relating to foreign and domestic operations for the three years ended October 1, 1994, is set forth in Note 13, "Business Segments", of the Notes to Consolidated Financial Statements.

ITEM 2.   PROPERTIES

     The Company's corporate headquarters and major electro-optical facility is located in Santa Clara, California, consisting of approximately 8.5 acres of land and a 200,000 square foot building owned by the Company.

     Lambda Physik GmbH's facilities in Gottingen, Germany consist of two buildings totaling 54,000 square feet, which are owned by the Company.

     Additional electro-optical facilities are located in Auburn, California. The Auburn facilities consist of a 60,000 square-foot building and a 50,000 square-foot building both owned by the Company.

     The Company's principal medical products facilities are located in Palo Alto, California, in two buildings totaling approximately 100,000 square feet of floor area under leases expiring in 1999.

     Coherent GmbH's facilities in Dieburg, Germany consist of a 19,800 square foot building leased by the Company until 1999 with a five year renewal option.

     Coherent Optics Europe Ltd.'s facilities consist of two leased buildings in Leiceseter, England totaling 15,820 square feet with leases expiring in 2007.

     During fiscal 1993, the Company sold the net assets of Coherent General, Inc. whose main manufacturing facilities are located in Sturbridge, Massachusetts. The sale did not include land consisting of approximately 36 acres (11 developed acres) and facilities consisting of a 58,000 square foot building owned by the Company. This building is currently leased (until August
1997) to the acquirer of Coherent General, Inc. while it is being held for sale.

     The Company also maintains sales and service offices under short-term leases in the United States, Germany, the United Kingdom, France, The Netherlands, Hong Kong and Japan.

     In general, the Company's facilities are considered both suitable and adequate to provide for future requirements.

ITEM 3.   LEGAL PROCEEDINGS

     The Company has been named as a respondent under Remedial Action Orders issued by the California Department of Toxic Substance Control in connection with the investigation and remediation of soil and ground water contamination at its former facility in the Stanford Industrial Park, Palo Alto, California. See
Note 12, "Commitments and Contingencies", of the Notes to Consolidated Financial Statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Coherent's Common Stock is traded on the NASDAQ National Market System under the symbol COHR. The table below sets forth the high and low closing prices for each quarterly period during the past two fiscal years as reported by the National Association of Securities Dealers, Inc.


                                                  Quarters Ended
                   -----------------------------------------------------------------------------------------
                              Fiscal 1994                                            Fiscal 1993
                   -------------------------------------             ---------------------------------------
                   Dec. 25    Apr. 2    July 2    Oct. 1              Dec. 26   Mar. 27   June 26   Sept. 25
                   -------------------------------------             ---------------------------------------

Closing Price:
High                $15.00    $14.75    $13.75    $14.63              $11.75    $13.75    $14.50    $16.00
Low                 $11.50    $11.50    $12.25    $12.13              $7.75     $10.25    $12.25    $13.38

     The number of stockholders of record as of November 30, 1994 was 2,675. No cash dividends have been declared or paid since Coherent was founded and the Company has no present intention to declare or pay cash dividends. The Company's agreements with its banks restrict the payment of dividends on the Company's Common Stock. See Note 6, "Short-term Borrowings", of the Notes to Consolidated Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                           Years Ended
                                        ----------------------------------------------------------------------------------
                                             Oct. 1,        Sept. 25,      Sept. 26,      Sept. 28,      Sept. 29,
                                               1994            1993           1992           1991           1990
                                        ------------------------------------------------------------------------------------
                                                       (In thousands, except per share amounts)

Net sales                                     $215,367      $196,883       $192,213       $179,316       $162,295
- --------------------------------------------------------------------------------------------------------------------
Income  from continuing operations              10,301         9,319          5,227            887          1,383
- --------------------------------------------------------------------------------------------------------------------
Discontinued operations:
     Loss from discontinued
       operations, net of taxes                               (1,592)        (2,583)          (660)        (1,832)
     Gain (loss) on disposal of segment,
       net of taxes                              1,154        (2,817)
- --------------------------------------------------------------------------------------------------------------------
Gain (loss) from discontinued
          operations                             1,154        (4,409)        (2,583)          (660)        (1,832)
- --------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in
     accounting for income taxes                               5,637
- --------------------------------------------------------------------------------------------------------------------
Net income (loss)                               11,455        10,547          2,644            227           (449)
- --------------------------------------------------------------------------------------------------------------------
Per share data:
     Income from continuing operations            1.00           .93            .55            .09            .15
- -------------------------------------------------------------------------------------------------------------------
     Gain (loss) from discontinued
          operations                               .11          (.44)          (.27)          (.07)          (.20)
- -------------------------------------------------------------------------------------------------------------------
     Cumulative effect of change
          in accounting for income taxes                         .56
- -------------------------------------------------------------------------------------------------------------------
     Net income (loss)                            1.11           1.05           .28            .02           (.05)
- -------------------------------------------------------------------------------------------------------------------
Total assets                                   210,980         193,796      183,292        162,948        157,278
- -------------------------------------------------------------------------------------------------------------------
Long-term obligations                            8,865          14,122       15,559          6,590          6,960
- -------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                      6,003           2,883        4,613          8,479          7,936
- -------------------------------------------------------------------------------------------------------------------
Minority interest in subsidiaries                4,089           3,806        3,813          3,342          2,898
- -------------------------------------------------------------------------------------------------------------------
Stockholders' equity                           133,464         117,023      103,476         96,882         96,295
- -------------------------------------------------------------------------------------------------------------------

     No dividends have been declared in any of the periods presented. See "Item 5" for a discussion of the Company's dividend history.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     CONSOLIDATED SUMMARY

     During fiscal 1994, net income increased to $11.5 million ($1.11 per share) compared to $10.5 million ($1.05 per share) for fiscal 1993. Fiscal 1994 results reflect a $1.2 million ($.11 per share) gain from the reversal of inventory valuation reserves and certain accruals that are no longer required relating to the Industrial operations discontinued in 1993. Fiscal 1993 net income includes a one-time favorable adjustment of $5.6 million ($.56 per share) resulting from the implementation of Statement of Financial Accounting Standards
(SFAS) 109, "Accounting for Income Taxes". Also during fiscal 1993, the Company sold the net assets of its Industrial segment and recorded a loss of $4.4 million ($.44 per share) from discontinued operations, which included a loss on the disposal of the segment and a loss from discontinued operations of $2.8 million and $1.6 million, respectively. Income from continuing operations before income taxes increased $2.7 million (19%) to $16.8 million for the year ended October 1, 1994 compared to $14.1 million for the prior fiscal year. This increase was primarily due to higher sales volumes. The Company's effective tax rate increased to 39% in fiscal 1994 compared to 34% in the prior fiscal year, resulting in income from continuing operations of $10.3 million ($1.00 per share) and $9.3 million ($.93 per share) for the current year and prior fiscal year, respectively.

     All prior year amounts reflect the reclassification of the discontinued operations of the Company's Industrial segment.

     NET SALES AND GROSS PROFITS

     CONSOLIDATED

     During fiscal 1994, net sales increased $18.5 million (9%) to $215.4 million from $196.9 million in fiscal 1993, resulting primarily from higher sales volumes in both the Electro-Optical and Medical business segments. International sales were 51% of net sales for the current fiscal year compared to 49% in the prior fiscal year. Fiscal 1994 is the first year where international sales exceeded 50% of net sales.

     The gross profit rate was 49% for both the current and preceding fiscal years.

     ELECTRO-OPTICAL

     Electro-Optical net sales increased $11.8 million (10%) to $126.0 million from $114.2 million in fiscal 1993. International sales were $70.4 million and 56% of total sales for the current fiscal year. The increase in net sales resulted primarily from higher sales volumes in the Coherent Laser Group and higher sales volumes in the Coherent Auburn Group. The sales increase for the Coherent Auburn Group was also due in part to the first quarter purchase of Vinten Electro-Optics Ltd. (VEOL), located in Leicester England, now operating as Coherent Optics Europe Ltd. (COEL).

     The gross profit rate increased to 50% from 49% in fiscal 1993. This increase was primarily the result of improved variances and manufacturing efficiencies associated with the higher sales volumes.

     MEDICAL

     Medical net sales increased $6.7 million (8%) to $89.4 million from $82.7 million in fiscal 1993. International sales increased $6.0 million (18%) to $39.0 million from $33.0 million in the prior year while domestic sales increased $0.7 million (1%) to $50.4 million from $49.7 million in the prior fiscal year. The increase in international sales was primarily attributable to increased sales volumes in Europe, Asia Pacific, Latin America and Canada. On a product line basis, the acceptance of the Ultima and the VersaPulse Select accounted for the increased sales volumes. The increase in current year domestic sales was primarily due to higher service contract revenue.

     The gross profit rate decreased to 49% from 50% in fiscal 1993. The decline in margin was primarily due to lower average selling prices on VersaPulse upgrades. Such sales resulted from the replacement of existing VersaPulse lasers for the new VersaPulse Select.

     OPERATING EXPENSES


                                                Years Ended
                                           Oct. 1,       Sept. 25,
                                            1994           1993
                                           ------         ------
                                               (in thousands)

Research & development                    $ 24,740       $ 21,674
Selling, general & administrative           64,383         61,714
                                          --------       --------
Total operating expenses                  $ 89,123       $ 83,388
                                          --------       --------
                                          --------       --------

     Total operating expenses increased $5.7 million (7%) but decreased as a percentage of sales to 41% in fiscal 1994 from 42% in the prior fiscal year. Current year research and development (R&D) expenses increased in absolute dollars by $3.1 million (14%) from fiscal 1993. The increase in R&D expenses resulted primarily from increased costs in the Medical segment associated with an increased number of products under development. As a percentage of sales, R&D expenses remained at 11% compared to the same period a year ago, reflecting the Company's continued commitment to innovation and technical leadership.

     Selling, general and administrative expenses increased $2.7 million (4%) compared to fiscal 1993 but decreased to 30% of sales from 31% of sales in the prior fiscal year. Selling and marketing expenses increased $3.3 million (8%) during the current year. This increase was associated with higher sales volumes, additional headcount, and increased facilities expenses. The sales and marketing expense increase was partially offset by a decrease in general and administrative expenses of $0.6 million (3%) compared to fiscal 1993. This decrease was primarily due to certain nonrecurring expenses at Lambda Physik, GmbH for fiscal 1993, relating to the repayment of R&D grants to the German Federal Ministry for Research and Technology and the reserve for bad debts associated with an advance to a vendor.

     OTHER INCOME (EXPENSE)

     The increase in total other income, net of $0.2 million was primarily due to an increase in interest income of $0.7 million due to the increased cash and investments from the prior fiscal year and an increase in foreign exchange gains of $0.2 million. These increases were partially offset by lower minority interest income of $0.4 million and lower other income, net of $0.3 million due primarily to the 1993 gain on the Company's investment in Palomar Medical.

     INCOME TAXES

     The Company's effective tax rate  for fiscal 1994 was 39% compared to 34%
in fiscal 1993.   The effective tax rate in fiscal 1994  was higher than the federal statutory tax rate because of state income taxes, an increase in the deferred tax asset valuation allowance and results from certain of the Company's profitable foreign operations that could not be offset against losses of other entities offset by tax credits relating to foreign income and research and development expenses.

     During fiscal 1993, the Company elected early adoption of Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes". This statement superseded the previous accounting standard for income taxes, SFAS 96, which the Company adopted in fiscal 1988. Both SFAS 96 and SFAS 109 require the use of the liability method for recording deferred income taxes. However, under SFAS 96, deferred tax assets could not be recognized unless they offset reversals of deferred tax liabilities or could be recovered as income tax refunds through existing loss carryback provisions. Under SFAS 109, the Company recognizes deferred tax assets if it is more likely than not that a benefit will be realized.

     The cumulative effect of this accounting change, which resulted in recognizing previously unrecognized tax benefits for years prior to fiscal 1993, increased net earnings for fiscal 1993 by $5,637,000 or $.56 per share. Income taxes for 1992 have not been restated for this change.

1993 COMPARED TO 1992

     CONSOLIDATED SUMMARY

     During fiscal 1993, net income increased to $10.5 million ($1.05 per share) compared to $2.6 million ($.28 per share) for fiscal 1992. Net income includes a one-time favorable adjustment of $5.6 million ($.56 per share) resulting from the implementation of Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes". During the 1993 fiscal year, the Company also sold the net assets of its Industrial segment and recorded a loss of $4.4 million ($.44 per share) from these discontinued operations, which included a loss on the disposal of the segment and a loss from discontinued operations of $2.8 million and $1.6 million, respectively. Income from continuing operations before income taxes increased $5.4 million (62%) to $14.1 million for the year ended September 25, 1993 compared to $8.7 million for the prior fiscal year. This increase was primarily due to higher sales volumes and a higher gross profit rate. An effective tax rate of 34% resulted in income from continuing operations of $9.3 million ($.93 per share) for fiscal 1993 compared to an effective tax rate of 40% resulting in income from continuing operations of $5.2 million ($.55 per share) for the prior fiscal year.

     NET SALES AND GROSS PROFITS

     CONSOLIDATED

     During fiscal 1993, net sales increased $4.7 million (2%) to $196.9 million from $192.2 million in fiscal 1992, resulting primarily from higher sales volumes in the Electro-Optical segment principally in the international marketplace.

     The gross profit rate increased to 49% from 47% in fiscal 1992. This increase primarily resulted from manufacturing efficiencies, the non-recurrence of a $1.0 million charge for obsolete medical inventory in fiscal 1992 and continued enhancement of cost management in the Company's Medical segment.

     ELECTRO-OPTICAL

     Electro-Optical net sales increased $6.1 million (6%) to $114.2 million from $108.l million in fiscal 1992. This increase resulted primarily from higher sales volumes of the ion, solid state and CO(2) technology based laser products manufactured at the Coherent Laser Group, higher sales volumes of optics and instruments products manufactured at the Coherent Auburn Group and higher net sales at the Lambda Physik Group.

     The gross profit rate decreased to 49% from 52% in fiscal 1992. This decrease was primarily the result of competitive pricing pressures, the effect of a stronger U.S. dollar against the major western European currencies and high initial manufacturing costs associated with certain new products manufactured at the Lambda Physik Group in Germany.

     MEDICAL

     Medical net sales decreased $1.4 million (2%) to $82.7 million from $84.1 million in fiscal 1992. International sales increased $5.6 million (20%) to $33.0 million from $27.4 million during fiscal 1992 while domestic sales decreased $7.0 million (12%) to $49.7 million from $56.7 million during the prior fiscal year. The increase in international sales was primarily attributable to increased sales volumes due to a shift from a joint venture approach to direct selling in Japan, greater focus by senior management on the international market and higher sales volumes particularly in Asia Pacific, Latin America and Canada. On a product line basis, international net sales increased from the prior year primarily because of increased shipments of the VersaPulse surgical laser system and the UltraPulse CO(2) surgical laser system. The decrease in fiscal 1993 domestic sales was primarily due to lower sales volumes as a result of customers deferring capital equipment purchases due to uncertainties over the pending proposals to reform the healthcare system. Additionally, revenue during the first quarter of fiscal 1992 was favorably impacted by the large backlog at the end of fiscal 1991.

     The gross profit rate increased to 50% from 42% in fiscal 1992. The improved margin was primarily due to increased sales volumes of higher margin surgical products, curtailment of the sale of low margin surgical products manufactured in Palo Alto, California, a $1.0 million charge for obsolete inventory in fiscal 1992 and continued enhancement of cost management during fiscal 1993.

     OPERATING EXPENSES


                                                Years Ended
                                          Sept. 25,      Sept. 26,
                                            1993           1992
                                           ------         ------
                                               (in thousands)

Research & development                    $ 21,674       $ 21,519
Selling, general & administrative           61,714         60,518
                                          --------       --------
Total operating expenses                  $ 83,388       $ 82,037
                                          --------       --------
                                          --------       --------


     Total operating expenses increased $1.4 million (2%) but as a percentage of sales decreased to 42% in fiscal 1993 from 43% in the prior fiscal year. Fiscal 1993 research and development (R&D) expenses increased in absolute dollars by $0.2 million (.1%) from fiscal 1992. The slight increase in R&D expenses resulted primarily from increased spending for specific developmental projects in the Electro-Optical segment. This increase was partially offset by decreased spending in the Company's Medical segment due to cost reduction efforts and the completion of several projects. As a percentage of sales, R&D expenses remained at 11% compared to the same period in the preceding year, reflecting the Company's continued commitment to innovation and technical leadership.

     Selling, general and administrative expenses increased $1.2 million (2%) compared to fiscal 1992 but decreased to 31% of sales from 32% of sales in the prior fiscal year. Selling and marketing expenses increased $0.5 million (1%) during the fiscal 1993 primarily due to increased spending associated with the marketing of new products in the Electro-Optical segment, partially offset by general cost reduction measures implemented in both the Electro-Optical and Medical segments. General and administrative expenses increased $0.7 million (3%) compared to fiscal 1992 primarily due to provisions made for potential repayments of R&D grants previously given by the German government to the Company's subsidiary, Lambda Physik GmbH, partially offset by the effect of general cost reductions in the Medical segment.

     OTHER INCOME (EXPENSE)

     The increase in total other income, net of $0.2 million was primarily attributable to an increase of $0.6 million in the minority interest due to higher fiscal 1993 losses for such entities compared to the preceding year, higher other income, net of $0.5 million primarily resulting from the first quarter gain ($0.4 million) recorded for the Company's investment in Palomar Medical and higher interest and dividend income of $0.1 million partially offset by $0.6 million higher interest expense associated with increased borrowings for the new electro-optical and corporate facility and $0.4 million higher foreign exchange losses.

     INCOME TAXES

     The Company's effective tax rate for fiscal 1993 was 34% compared to 40% in fiscal 1992. The lower effective tax rate primarily resulted from lower effective tax rates in certain foreign jurisdictions and lower current year state income taxes offset by lower current year research and development tax credits. The effective tax rate in fiscal 1992 was higher than the federal statutory tax rate because of state income taxes, goodwill and results from certain of the Company's profitable foreign operations that could not be offset against losses of other entities offset by lower effective income tax rates in certain foreign jurisdictions and lower research and development tax credits.

OTHER

     Inflation has not had a significant impact on the Company's results of operations during the past three fiscal years because general price level increases have been modest. Increases in per unit material and labor costs have generally been offset by improved yields and other efficiencies.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash and short-term investments of $43.8 million at October 1, 1994. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $21.3 million as of October 1, 1994, of which $18.9 million is unused and available under these credit facilities. During fiscal 1994, such facilities have been used in Europe and Japan. Because of the Company's low debt to equity ratio (.13:1), management believes that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents, short-term investments and available lines of credit are expected to be sufficient to fund operations for fiscal 1995.

CHANGES IN FINANCIAL CONDITION

     Cash and equivalents decreased by $0.7 million (2%) from September 25, 1993. Operations and changes in exchange rates generated $13.9 million; short-term investments increased $7.3 million.

Investing activities used $12.0 million; $10.3 million was used to acquire property and equipment (net of proceeds from disposition of property and equipment), and other net, used $1.7 million. Financing activities used $2.6 million; increased repayments on borrowings, net, used $5.9 million partially offset by sales of shares under employee benefit plans (including tax benefits), net, which generated $3.2 million.

     Accounts receivable, net increased $5.3 million (12%) from September 25, 1993 primarily due to higher sales volumes.

     Net inventories increased $3.0 million (8%) from September 25, 1993 primarily due to increased demonstration inventory due to new product introductions in the Medical business segment and increased sales volumes in both the Medical and Electro-Optical business segments.

     Prepaid expenses and other assets decreased $3.4 million (23%) from September 25, 1993 as the Company had prepaid taxes at September 25, 1993 which were used for current year estimated tax payments and due to collections on notes receivable from Transfer Technology Group plc (TTG), the acquiror of Coherent General, Inc.

     Short-term borrowings decreased $1.3 million (23%) from September 25, 1993 due to management's efforts to generally reduce worldwide outside borrowings.

     Income taxes payable increased $2.5 million (181%) from September 25, 1993 primarily due to tax provisions associated with higher estimated income for the year ended October 1, 1994 when compared to the prior year.

     Long-term obligations decreased $5.3 million (37%) from September 25, 1993 due to payments on long-term debt, refinancing of the Patrick Henry Drive building loan and the pay-off of several equipment financing loans, partially offset by increased borrowings to finance the purchase of the Company's previously leased optics manufacturing facility in Auburn, California.

     Other long-term liabilities increased $3.1 million (108%) from September 25, 1993 primarily due to the reclassification of certain costs associated with the clean-up of the soil and groundwater contamination of the Company's former facility in the Stanford Industrial Park (see Note 12 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements).

     Additional paid-in capital increased $4.2 million (7%) from September 25, 1993 primarily due to sales of shares under employee stock option and purchase plans.

     Accumulated translation adjustment increased $1.5 million (136%) from September 25, 1993 primarily due to the weakening of the U.S. dollar particularly against the Japanese yen, German deutschemark and French franc.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) for an index to the consolidated financial statements and supplementary financial information which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not  applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Registrant's directors will be set forth under the caption "Election of Directors - Nominees" in Registrant's proxy statement for use in connection with the Annual Meeting of Stockholders to be held in March 1995, (the "1995 Proxy Statement") and is incorporated herein by reference. The 1995 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

     The following table sets forth the names, ages and office of all of the executive officers of the Company:


      Name                        Age                Office Held
- --------------------------------------------------------------------------------

James L. Hobart, Ph.D.             61      Chairman of the Board of Directors,
                                           Chief Executive Officer and
                                           General Manager, Coherent Medical
                                           Group

Henry E. Gauthier                  54      President
                                           and Chief Operating Officer

Robert J. Quillinan                47      Vice President
                                           and Chief Financial Officer

Bernard J. Couillaud, Ph.D.        50      Vice President and General Manager,
                                           Coherent Laser Group

Robert M. Gelber                   49      Vice President and General Manager,
                                           Coherent Auburn Group

Dennis C. Bucek                    49      Treasurer and Assistant Secretary

Scott H. Miller                    40      Vice President and General Counsel

Larry W. Sonsini                   53      Secretary

     There are no family relationships between any of the executive officers and directors.

     Dr. Hobart served as the President of the Company from 1968 through June 1974 and from January 1976 through March 1983. From June 1974 to January 1976 he served as the Company's Chief Scientist. He has served as a director of the Company since 1966, as Chairman of the Board of Directors since 1974 and as Chief Executive Officer since August 1988. Dr. Hobart is currently serving as General Manager of the Medical Group.

     Mr. Gauthier has served as President and Chief Operating Officer of the Company since August 1988. He served as President and Chief Executive Officer of the Company from March 1983 through July 1988, as President of Coherent General, Inc., from June 1986 through January 1987 and as General Manager of the Medical Group from May 1987 through July 1988. In addition, in July 1983 he was elected to the Board of Directors.

     Mr. Quillinan has served as Vice President and Chief Financial Officer since July 1984. He served as Vice President and Treasurer from March 1982 to July 1984 and as Corporate Controller from April 1980 to March 1982.

     Dr. Couillaud has served as Vice President and General Manager of Coherent Laser Group since March 1992. From 1990 to March 30, 1992, he served as Manager of the Advanced Systems Business Unit, and from 1987 to 1990 served as Director of R&D for the Coherent Laser Group.

     Mr. Gelber has served as Vice President and General Manager, Coherent Auburn Group since August 1986.

     Mr. Bucek has served as Treasurer and Assistant Secretary since August
1985.

     Mr. Miller has served as General Counsel to the Company since October, 1988 and was appointed as Vice President in March, 1994.

     For over five years, Mr. Sonsini has served as the Company's Secretary and has been a member of Wilson, Sonsini, Goodrich & Rosati, P.C., general counsel to the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding remuneration of Registrant's directors and executive officers will be set forth under the caption "Election of Directors - Executive Compensation" in Registrant's 1995 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will be set forth under the captions "Information Concerning Solicitation and Voting - Record Date and Share Ownership" and "Election of Directors - Security Ownership of Management" in Registrant's 1995 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be set forth under the caption "Election of Directors - Certain Transactions" in Registrant's 1995 Proxy Statement and is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND FORM 8-K REPORTS

                                                                       Page
                                                                       ----

(a)  1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of
     Coherent, Inc. and its subsidiaries are filed as part of this report on Form 10-K:

        Independent Auditors' Report                                     24

        Consolidated Balance Sheets - October 1, 1994
        and September 25, 1993                                           25

        Consolidated Statements of Income - Years ended
        October 1, 1994, September 25, 1993
        and September 26, 1992                                           26

        Consolidated Statements of Stockholders' Equity -
        Years ended October 1, 1994, September 25, 1993,
        and September 26, 1992                                           27

        Consolidated Statements of Cash Flows - Years ended
        October 1, 1994, September 25, 1993
        and September 26, 1992                                           28

        Notes to Consolidated Financial Statements                       30

     2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     Schedule II - Amounts Receivable from Employees                     45

     Schedule VIII - Valuation and Qualifying Accounts                   46

     Schedule IX - Short-term Borrowings                                 47

     Schedule X - Supplemental Income Statement Information              48

     Schedules I through XIII not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

(b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the three months ended October 1, 1994.

(c)  EXHIBITS

     Exhibit
     Numbers
     -------

     2.1*           Agreement and Plan of Merger.  (Previously filed as Exhibit
                    2.1 to Form 10-K for the fiscal year ended September 29, 1990.)

     3.1*           Restated and Amended Certificate of Incorporation.
                    (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990.)

     3.2* Bylaws, as amended. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 29, 1990.)

     4.1* Amended and Restated Common Shares Rights Agreement dated November 2, 1989 between the Company and the Bank of Boston. (Previously filed as Exhibit 4.1 to Form 8K filed on November 3, 1989.)

     10.5*          Leases dated January 10, 1979, between the Company and John
                    D. Banks, Allen W. Koering, Frank Lee Crist, Jr., George McKee and West Bayshore Associates. (Previously filed as
                    Exhibit 10.5 to Form 8, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 25, 1982.)

     10.17* 1981 Incentive Stock Option Plan, as amended, and forms of agreement. (Previously filed as Exhibits to the Company's Registration Statement on Form S-8 No. 2-96838 filed April 2, 1985.)

     10.18*         1987 Incentive Stock Option Plan and forms of agreement.
                    (Previously filed as Exhibit 10.18 to Form 10-K for the fiscal year ended September 30, 1989.)

     10.19* Productivity Incentive Plan, as amended. (Previously filed as Exhibit 10.19 to Form 10K for the fiscal year ended October 1, 1988.)

     10.20* Employee Stock Purchase Plan and form of Subscription Agreement, as amended. (Previously filed as Exhibit 10.20 to Form 10K for the fiscal year ended October 1, 1988.)

     10.21*         Coherent Employee Retirement and Investment Plan.
                    (Previously filed as Exhibit 10.23 to Form 8, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 25, 1982.)

     10.30* Patent License Agreements by and between Coherent, Inc. and Patlex Corporation, effective as of July 1, 1988. (Previously filed as Exhibit 10.30 to Form 10K for the fiscal year ended October 1, 1988.)

     10.31* Agreement by and between Coherent, Inc. and Dr. Dirk Basting, dated as of September 15, 1988. (Previously filed as Exhibit 10.31 to Form 10K for the fiscal year ended October 1, 1988.)

     10.33*         1990 Directors' Option Plan and Form of Agreement.
                    (Previously filed as Exhibit 10.33 to Form 10-K for the fiscal year ended September 29, 1990.)

(c)  EXHIBITS CONTINUED

     Exhibit
     Numbers
     -------

     10.36*         Equipment Financing Agreement by and between Coherent, Inc.
                    and New England Capital Corporation dated March 6, 1992. (Previously filed as Exhibit 2 to Form 10-Q for the fiscal quarter ended June 27, 1992.)

     10.37*         Loan and Security Agreement by and between Coherent, Inc.
                    and Household Insurance of California, Inc. dated May 22, 1992. (Previously filed as Exhibit 3 to Form 10-Q for the fiscal quarter ended June 27, 1992.)

     21.1           Subsidiaries.

     23.1           Independent Auditors' Consent.

     24.1           Power of Attorney.

* These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 16, 1994.

                                             COHERENT, INC.
                                             JAMES L. HOBART
                                             ------------------------------
                                             By:   James L. Hobart
                                             Chairman of the Board &
                                             Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Henry E. Gauthier and Robert J. Quillinan, jointly and severally, his attorneys-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

JAMES L. HOBART                                        December 16, 1994
- -----------------------------------------------        ------------------
James L. Hobart                                               Date
(Director, Chairman of the Board &
Chief Executive Officer)

 HENRY E. GAUTHIER                                     December 16, 1994
- -----------------------------------------------        ------------------
Henry E. Gauthier                                             Date
(Director, President & Chief Operating Officer)

ROBERT J. QUILLINAN                                    December 16, 1994
- -----------------------------------------------        ------------------
Robert J. Quillinan                                           Date
(Vice President & Chief Financial Officer)

CHARLES W. CANTONI                                     December 16, 1994
- -----------------------------------------------        ------------------
Charles W. Cantoni                                            Date
(Director)

FRANK CARRUBBA                                         December 16, 1994
- -----------------------------------------------        ------------------
Frank Carrubba                                                Date
(Director)

THOMAS SLOAN NELSEN                                    December 16, 1994
- -----------------------------------------------        ------------------
Thomas Sloan Nelsen                                           Date
(Director)

JERRY E. ROBERTSON                                     December 16, 1994
- -----------------------------------------------        ------------------
Jerry E. Robertson                                            Date
(Director)

                          INDEPENDENT AUDITORS'  REPORT


To the Stockholders and Board of Directors of Coherent, Inc.:

     We have audited the accompanying consolidated financial statements of Coherent, Inc. and its subsidiaries, listed in Item 14.(a)1. Our audits also included the consolidated financial statement schedules listed in Item 14.(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coherent, Inc. and its subsidiaries at October 1, 1994 and September 25, 1993, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Notes 1 and 7 to the consolidated financial statements, in fiscal 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards 109.






DELOITTE  & TOUCHE LLP

San Jose, California
November 2, 1994

                         COHERENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                   OCTOBER 1,    September 25,
                                                      1994           1993
- -------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
  Cash and equivalents                              $ 27,239       $ 27,923
  Short-term investments                              16,534          9,195
  Accounts receivable - net of allowances
    of $2,384 in 1994 and $3,025 in 1993              49,074         43,806
  Inventories                                         38,829         35,792
  Prepaid expenses and other assets                   11,066         14,422
  Deferred tax assets                                 13,527         13,119
- -------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                 156,269        144,257
- -------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                                82,569         72,582
ACCUMULATED DEPRECIATION AND AMORTIZATION            (39,362)       (33,976)
- -------------------------------------------------------------------------------
  Property and equipment - net                        43,207         38,606
- -------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
 $3,497 in 1994 and $2,949 in 1993                     4,964          4,772
ASSETS HELD FOR SALE                                   1,544          1,700
OTHER ASSETS                                           4,996          4,461
- -------------------------------------------------------------------------------
                                                    $210,980       $193,796
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                             $  4,361       $  5,666
  Current portion of long-term obligations             4,708          3,832
  Accounts payable                                     8,012          7,041
  Income taxes payable                                 3,809          1,355
  Other current liabilities                           37,669         38,068
- -------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                             58,559         55,962
- -------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                  8,865         14,122
OTHER LONG-TERM LIABILITIES                            6,003          2,883
MINORITY INTEREST IN SUBSIDIARIES                      4,089          3,806

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01:
    Authorized - 50,000 shares
    Outstanding - 10,338 in 1994 and 9,913 in 1993       103             99
  Additional paid-in capital                          68,646         64,456
  Notes receivable from stock sales                   (1,981)        (1,310)
  Retained earnings                                   64,157         52,702
  Accumulated translation adjustment                   2,539          1,076
- -------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                           133,464        117,023
- -------------------------------------------------------------------------------
                                                    $210,980       $193,796
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                           Years Ended
                                                  -----------------------------
                                                   OCT. 1,  Sept. 25, Sept. 26,
                                                    1994      1993      1992
                                                   ------    ------    ------

NET SALES                                         $215,367  $196,883  $192,213
COST OF SALES                                      109,938    99,583   101,475
- -------------------------------------------------------------------------------
GROSS PROFIT                                       105,429    97,300    90,738
- -------------------------------------------------------------------------------
OPERATING EXPENSES:
  Research and development                          24,740    21,674    21,519
  Selling, general and administrative               64,383    61,714    60,518
- -------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                            89,123    83,388    82,037
- -------------------------------------------------------------------------------
INCOME FROM OPERATIONS                              16,306    13,912     8,701

OTHER INCOME (EXPENSE):
  Interest and dividend income                       2,108     1,403     1,309
  Interest expense                                  (1,879)   (1,964)   (1,345)
  Other - net                                          215       765        29
- -------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE), NET                      444       204        (7)
- -------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                               16,750    14,116     8,694
PROVISION FOR INCOME TAXES                           6,449     4,797     3,467
- -------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                   10,301     9,319     5,227
- -------------------------------------------------------------------------------
DISCONTINUED OPERATIONS:
  Loss from discontinued operations
    (net of tax benefits of $317 and
    $658 for 1993 and 1992, respectively)                     (1,592)   (2,583)
  Gain (loss) on disposal of discontinued
    operations (net of tax of $715 and tax
    benefit of $4,030, respectively)                 1,154    (2,817)
- -------------------------------------------------------------------------------
GAIN (LOSS) FROM DISCONTINUED OPERATIONS             1,154    (4,409)   (2,583)
- -------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  FOR INCOME TAXES                                  11,455     4,910     2,644

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES                                  5,637
- -------------------------------------------------------------------------------
NET INCOME                                         $11,455  $ 10,547    $2,644
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
COMMON AND COMMON EQUIVALENT PER SHARE DATA:

INCOME FROM CONTINUING OPERATIONS                    $1.00      $.93     $ .55
GAIN (LOSS) FROM DISCONTINUED OPERATIONS               .11      (.44)     (.27)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
  INCOME TAXES                                                   .56
- -------------------------------------------------------------------------------
NET INCOME                                           $1.11     $1.05      $.28
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     Years ended October 1, 1994, September 25, 1993 and September 26, 1992
                                 (In thousands)


                                                Common Stock                            Notes
                                           -----------------------       Additional   Receivable                    Accumulated
                                                              Par        Paid-in      From Stock      Retained      Translation
                                           Shares            Value       Capital         Sales        Earnings       Adjustment
- -------------------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 29, 1991                  9,107           $ 91        $56,383        $(1,367)       $39,511         $2,264
Sales of shares under employee
  stock option plans                           124              1          1,126           (367)
Productivity Incentive Plan
  distributions                                 11                           143
Sales of shares under Employee
  Stock Purchase Plan                          195              2          1,522
Tax benefit of stock option
  transactions                                                               281
Collection of notes receivable                                                              296
Translation adjustment                                                                                                    946
Net income                                                                                               2,644
- -------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 26, 1992                  9,437             94         59,455         (1,438)        42,155          3,210
Sales of shares under employee
  stock option plans                           324              4          3,175           (496)
Productivity Incentive Plan
  distributions                                 19                           230
Sales of shares under Employee
  Stock Purchase Plan                          133              1          1,179
Tax benefit of stock option
  transactions                                                               417
Collection of notes receivable                                                              624
Translation adjustment                                                                                                 (2,134)
Net income                                                                                              10,547
- -------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 25, 1993                  9,913             99         64,456         (1,310)        52,702          1,076
Sales of shares under employee
  stock option plans                           202              2          2,066           (671)
Productivity Incentive Plan
  distributions                                 21                           291
Sales of shares under Employee
  Stock Purchase Plan                          202              2          1,617
Tax benefit of stock option
  transactions                                                               216
Translation adjustment                                                                                                  1,463
 Net income                                                                                             11,455
- -------------------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 1994                    10,338           $103        $68,646       $ (1,981)       $64,157         $2,539
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                 Years Ended
                                                                  ----------------------------------------
                                                                    OCT. 1,       Sept. 25,      Sept. 26,
                                                                     1994           1993           1992
- ----------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS:

OPERATING ACTIVITIES:
  Net income                                                        $11,455       $ 10,547         $2,644
  Adjustments to reconcile to net cash
    provided by (used for) operating activities:
      (Gain) loss on disposal of segment                             (1,154)         2,817
      Discontinued operations                                                        1,592          2,583
      Cumulative effect of change in accounting
        for income taxes                                                            (5,637)
      Purchases of short-term investments                           (64,470)
      Proceeds from sales of short-term investments                  57,131
      Depreciation and amortization                                   7,862          7,274          6,612
      Issuance of common stock under
        Productivity Incentive Plan                                     291            230            143
      Deferred income taxes                                             319          5,297         (3,641)
      Minority interest in subsidiaries                                 283            424            471
      Dividends paid to minority stockholders                                         (431)
      Equity in (income) loss of  joint ventures                       (202)                          (47)
      Deferred income                                                   219         (1,076)          (767)
      Changes in assets and liabilities:
        Accounts receivable                                          (3,741)         2,065          3,790
        Inventories                                                  (1,702)         3,232         (1,352)
        Prepaid expenses and other assets                             3,602         (7,300)           805
        Other current liabilities                                     3,882          4,663          3,349
- ----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            13,775         23,697         14,590
- ----------------------------------------------------------------------------------------------------------


INVESTING ACTIVITIES:
   Purchases of short-term investments                                             (61,702)       (62,991)
   Proceeds from sales of short-term investments                                    63,944         62,047
   Purchases of property and equipment                              (10,728)       (12,855)       (14,673)
   Dispositions of property and equipment, net                          380            986            355
   Dividends received from joint ventures                                                           1,138
   Proceeds from disposal of segment:
      Cash                                                                           4,414
      Receivables                                                                   (4,222)
   Other - net                                                       (1,663)        (1,923)        (1,063)
- ----------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                              (12,011)       (11,358)       (15,187)
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------
                                                                     (continued)


                         COHERENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)
                                 (In thousands)


                                                                                 Years Ended
                                                                  ----------------------------------------
                                                                    OCT. 1,       Sept. 25,      Sept. 26,
                                                                     1994           1993           1992
- ----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Long-term debt borrowings                                          $8,926        $ 2,732        $12,403
  Long-term debt repayments                                         (12,762)        (2,850)        (1,280)
  Notes payable borrowings                                            6,742          8,626         37,764
  Notes payable repayments                                           (8,190)       (15,121)       (36,391)
  Repayments of capital lease obligations                              (587)          (513)          (426)
  Sales of shares under employee stock option
   and purchase plans, net                                            3,232          4,280          2,565
  Collection of notes receivable from stock sales                                      624            296
- ----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                 (2,639)        (2,222)        14,931
- ----------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
      AND EQUIVALENTS                                                   191            163           (582)
- ----------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                        (684)        10,280         13,752
      Cash and equivalents beginning of year                         27,923         17,643          3,891
- ----------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS  END OF YEAR                                   $27,239       $ 27,923        $17,643
- ----------------------------------------------------------------------------------------------------------
NONCASH INVESTING AND FINANCING ACTIVITIES:
      Property acquired under capital leases                            $10            $37          $ 287
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION:
      Cash paid during the year for:
        Interest                                                     $1,718         $2,023         $1,740
        Income taxes                                                 $2,905         $5,987         $5,300

- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Coherent, Inc. and its majority owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated. The functional currency of the Company's foreign subsidiaries is their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of stockholders' equity.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company's policy is to invest in various short-term instruments including certificates of deposit, bankers acceptances and repurchase agreements of major banks and institutions, obligations of the Treasury and U.S. Government agencies, tax-exempt municipal securities and commercial paper with credit ratings of A1 and P1. All highly liquid debt instruments purchased with a remaining maturity of three months or less are classified as cash equivalents.

     During fiscal 1994, the Company elected early adoption of Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company has classified its short-term investments as trading securities and the carrying value of such securities has been adjusted to fair market value, which was not materially different from cost. The cumulative effect of initial adoption on prior years' retained earnings was not significant.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:


                                                  1994           1993
- --------------------------------------------------------------------------------
                                                     (In thousands)

Purchased parts and assemblies                  $12,020        $11,556
Work-in-process                                  14,714         12,859
Finished goods                                   12,095         11,377
- --------------------------------------------------------------------------------
                                                $38,829        $35,792
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are generally depreciated or amortized using the straight-line method. Cost and estimated useful lives are as follows:


                                         1994         1993        Useful Life
- --------------------------------------------------------------------------------
                                           (In thousands)

Land                                  $ 5,828      $ 6,194
Buildings and improvements             27,126       20,186        20-31 years
Equipment, furniture and fixtures      47,146       41,859         3-10 years
Leasehold improvements                  2,469        4,343     Terms of lease
- --------------------------------------------------------------------------------
                                      $82,569      $72,582
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     Included in equipment, furniture and fixtures is equipment under capital leases with a cost of $2,136,000 at October 1, 1994 (accumulated amortization of $1,337,000) and $2,126,000 at September 25, 1993 (accumulated amortization of $1,014,000).

GOODWILL

     Goodwill relates to acquired subsidiaries and is being amortized on a straight-line basis over estimated useful lives of three to forty years.

WARRANTY

     The Company warrants certain of its products and provides for estimated product warranty costs at the time of sale.

REVENUE RECOGNITION

     The Company generally recognizes revenue from product sales upon the completion of sale and transfer of title and from service upon performance or over the terms of the service contract as appropriate.

CONCENTRATION OF CREDIT RISK

     Financial instruments which may potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company places its investments only with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one institution. The majority of the Company's accounts receivable are derived from sales to customers for medical and surgical applications, scientific research applications, and OEM's. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company maintains reserves for potential credit losses, and all such losses to date have been within management's expectations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     Cash equivalents and short-term investments are stated at fair market value based on quoted market prices.

     The fair value of the Company's long-term obligations, excluding capital leases, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount of the Company's long-term obligations at October 1, 1994 approximates its fair value.

     The fair value of foreign exchange contracts is estimated by obtaining quotes from banks. The market value was approximately the same as the carrying value as of October 1, 1994.

INCOME TAXES

     Federal income taxes have not been provided on a portion of the unremitted earnings of foreign subsidiaries either because such earnings are intended to be permanently reinvested or because foreign tax credits are available to offset any planned distributions of such earnings. The total amount of unremitted earnings of foreign subsidiaries was approximately $1,660,000 at October 1, 1994. Withholding taxes of approximately $36,000 would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

     During fiscal 1993, the Company elected early adoption of Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes". This statement superseded the previous accounting standard for income taxes, SFAS 96, which the Company adopted in fiscal 1988. Both SFAS 96 and SFAS 109 require the use of the liability method for recording deferred income taxes. Under SFAS 96, deferred tax assets could not be recognized unless they offset reversals of deferred tax liabilities or could be recovered as income tax refunds through existing loss carryback provisions. Under SFAS 109, the deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

     The cumulative effect of this accounting change, which resulted in recognizing previously unrecognized tax benefits for years prior to fiscal 1993, increased net earnings for fiscal 1993 by $5,637,000 or $.56 per share. Income taxes for 1992 have not been restated for this change.

COMMON AND COMMON EQUIVALENT PER SHARE DATA

     Common and common equivalent per share data is based upon the weighted average number of common shares outstanding during the period including dilutive common share equivalents and shares issuable under the Productivity Incentive Plan. Common share equivalents represent outstanding stock options when the exercise price is less than the average market price and shares subscribed under the Employee Stock Purchase Plan. The number of shares used were 10,342,000 in 1994, 10,073,000 in 1993, and 9,567,000 in 1992.

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the current year presentation.

2.   DISCONTINUED OPERATIONS

     During fiscal 1993, the Company disposed of its Industrial segment. The sale was recorded in three separate transactions. Effective June 26, 1993, certain assets, liabilities and the business of Coherent General, Inc., a manufacturer and developer of industrial laser products primarily for the automotive, electronics, aerospace and consumer industries, located in Sturbridge, Massachusetts were sold to Transfer Technology Group plc (TTG) for cash of $500,000 and a note of $3,722,000 plus imputed interest of 7.5%, due in
August 1994.   During the current fiscal year, the Company refinanced the remaining balance of the note ($2,000,000), and included the purchase of additional inventory by TTG of $600,000. The new note of $2,600,000 plus imputed interest of 6.73% is due and payable in August 1995. The Company has an additional note receivable of $444,000 from TTG for purchased inventory (March
1994) at 4%, due and payable in equal monthly installments until November 1994. The balance of these notes receivable at October 1, 1994 was $2,827,000 (see
Note 4). Also effective June 26, 1993, the net assets of the industrial business of the Company's subsidiary in Hull, England were sold to Lumonics Ltd. for $4,281,000, including $500,000 of minimum future royalties. Effective August 31, 1993, the Company substantially completed its disposition of the operating assets of the Industrial segment when it sold the net assets of its Coherent General subsidiary in Japan to Eimac Co., Ltd. for $132,000.

     The loss on disposition of the segment has been accounted for as discontinued operations and prior years financial statements have been restated to reflect the discontinuation of the Industrial segment. Included in other current liabilities at September 25, 1993 is an accrual of $3,337,000 for costs directly associated with disposing of the Industrial segment. During fiscal 1994, the Company substantially completed its plan of disposition which resulted in a net gain of $1.2 million from the reversal of inventory valuation reserves and certain accruals in excess of amounts required. Revenues of the Industrial segment for 1993 and 1992 were $14,269,000 and $23,214,000, respectively.

     Net assets of discontinued operations at October 1, 1994 and September 25, 1993 consisted of the Company's former manufacturing facility in Sturbridge, Massachusetts which the Company is leasing to TTG while it is held for sale (classified as assets held for sale in the Consolidated Balance Sheets). In addition, net assets of discontinued operations at September 25, 1993 included $137,000 of accounts receivable (included in prepaid expenses and other assets in the Consolidated Balance Sheets).

3.   ACQUISITION

     In October 1993, the Company acquired the business and net assets of Vinten Electro-Optics Ltd. (VEOL), a wholly-owned subsidiary of Vinten Group plc
located in Leicester, England, for approximately $1.5 million in cash.   The
acquisition has been accounted for as a purchase and accordingly, the Company has recorded approximately $0.3 million of goodwill which is being amortized over five years. VEOL is a supplier of optical components and windows for infra-red imaging systems and is operating as Coherent Optics Europe Ltd.
(COEL). VEOL's results of operations have been included in the Consolidated Statements of Operations for the entire current fiscal year. The pro forma unaudited net sales for fiscal 1993 giving effect to the acquisition as if it had occurred on September 27, 1992 were $200,873,000.

4.   BALANCE SHEET DETAIL

     Prepaid expenses and other assets consist of the following:


                                                  1994           1993
- ---------------------------------------------------------------------------
                                                     (In thousands)

Prepaid income taxes                            $ 4,686        $ 7,549
Prepaid expenses and other                        3,553          3,151
Notes receivables from TTG                        2,827          3,722
- ---------------------------------------------------------------------------
Prepaid expenses and other assets               $11,066        $14,422
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------


          Other current liabilities consist of the following:


                                                  1994           1993
- ---------------------------------------------------------------------------

Accrued payroll and benefits                    $12,407        $ 9,288
Accrued expenses and other                       10,924         10,803
Deferred service income                           7,359          7,135
Reserve for warranty                              5,418          5,814
Environmental remediation costs                   1,062          1,691
Discontinued operations                             499          3,337
- ---------------------------------------------------------------------------
Other current liabilities                       $37,669        $38,068
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------


          Other long-term liabilities consist of the following:


                                                  1994           1993
- ---------------------------------------------------------------------------
Environmental remediation costs                  $2,573
Deferred tax liabilities                          1,952         $1,543
Deferred income                                   1,478          1,340
- ---------------------------------------------------------------------------
Other long-term liabilities                      $6,003         $2,883
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------


5.   FOREIGN EXCHANGE CONTRACTS

     In the normal course of business, the Company has exposures to foreign currency fluctuations arising from foreign currency sales and purchases and intercompany transactions, among other things. The Company uses foreign exchange forward contracts to limit its exposure to foreign exchange losses arising from nonfunctional currency payables and receivables and firm commitments. These contracts are executed with credit-worthy financial institutions and are denominated in currencies of major industrial nations. Gains and losses on these contracts serve as hedges in that they offset fluctuations that would otherwise impact the Company's financial results. Costs associated with entering into such contracts are generally amortized over the life of the instruments and are not material to the Company's financial results.

     At October 1, 1994, the Company had Japanese yen, German deutschemark and French franc forward contracts outstanding. Yen contracts were for the conversion of Y170,000,000 to U.S. dollars ($1,719,000 at October 1, 1994) with maturity dates from October 3, 1994 through December 14, 1994 to hedge yen receivables and backlog. Deutschemark contracts were for the conversion of DM 6,600,000 to U.S. dollars ($4,258,000 at October 1, 1994) with maturity dates from October 17, 1994 through February 15, 1995 to hedge deutschemark receivables and backlog. French franc contracts were for the conversion of FRF 13,500,000 to U.S. dollars ($2,557,000 at October 1, 1994) with maturity dates from October 17, 1994 through December 15, 1994 to hedge French franc receivables.

6.   SHORT-TERM BORROWINGS

     At October 1, 1994, credit was available under an unsecured multi-currency revolving line of credit in the amount of $10,000,000 with Bank of America. The syndicated line of credit expires March 31, 1995, and the Company is required to maintain certain financial ratios and levels of working capital, achieve profitability at least three quarters each year and achieve a quarterly net loss no greater than a specified amount and restrict payment of dividends. Overseas borrowings bear interest at LIBOR (5.06% at October 1, 1994) plus 1%. At October 1, 1994, there were no borrowings under this agreement. In addition to the $10,000,000 line of credit, Bank of America provides a $500,000 unsecured revolving line of credit for real estate bridge loans to Coherent's employees, fully guaranteed by Coherent.

     At October 1, 1994, lines of credit in the amount of $6,613,000 with Bethmann Bank, Commerzbank and Sparkasse Dieburg were extended to the Company's subsidiary in Dieburg, Germany. At October 1, 1994, there were no borrowings under these agreements. At October 1, 1994, a line of credit in the amount of $86,000 was extended to the Company's subsidiary in The Netherlands. At October 1, 1994, there were no borrowings under this agreement. The Company's $2,525,000 line of credit with Deutsche Bank AG in Tokyo services a subsidiary in Japan. At October 1, 1994, borrowings under this credit line were $2,196,000 at an interest rate of 3.75%. These credit facilities have no fixed termination dates and interest is charged at the rate determined at the time of the borrowings. At October 1, 1994, lines of credit in the amount of $1,355,000 with Sparkasse Gottingen, and Deutsche Bank Gottingen, have also been extended to the Company's subsidiary in Gottingen, Germany. Interest is charged at the rate determined at the time of the borrowings. At October 1, 1994, there were no borrowings under these credit facilities. This subsidiary also has borrowings of $227,000 from an R&D company in which it has an equity interest, with an interest rate of 3.5%.

     The Company had $1,938,000 at October 1, 1994 and $1,920,000 at September 25, 1993 included in short-term borrowings that represented the reclassification of outstanding checks in excess of related bank balances.

7.   INCOME TAXES

     The provision for income taxes from continuing operations consists of the following:


                                                                                          1994           1993           1992
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (In thousands)

CURRENTLY PAYABLE:
Federal                                                                                 $ 6,920        $ 3,568        $ 3,414
State                                                                                     1,309            713          1,137
Foreign                                                                                  (2,099)        (1,293)         2,285
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                          6,130          2,988          6,836
- ------------------------------------------------------------------------------------------------------------------------------
DEFERRED CHARGE (CREDIT):
Federal                                                                                     (77)         2,089         (1,184)
State                                                                                        59
Foreign                                                                                     337           (280)        (2,185)
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                            319          1,809         (3,369)
- ------------------------------------------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS                                   $ 6,449         $4,797        $ 3,467
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------



     The components of income (loss) from continuing operations before income taxes consist of:


                                                                                          1994           1993           1992
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (In thousands)

United States                                                                           $17,378       $ 16,698        $ 9,437
Foreign                                                                                    (628)        (2,582)          (743)
- ------------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                                       $16,750       $ 14,116        $ 8,694
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------


     The reconciliation of the statutory federal income tax rate to the effective rate for continuing operations is as follows:


                                                                                          1994           1993           1992
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                          % of           % of           % of
                                                                                         Pretax         Pretax         Pretax
                                                                                         Income         Income         Income
- ------------------------------------------------------------------------------------------------------------------------------

Federal statutory tax rate                                                                 35.0%          34.8%          34.0%
Foreign taxes higher (lower) than U.S. taxes                                                2.3          (13.2)          (4.6)
Foreign tax credit                                                                        (10.0)                         (0.1)
Increase in valuation allowance                                                             7.9
Foreign losses in excess of available tax benefits                                         (0.2)           7.6            8.0
State income taxes, net of federal income tax benefit                                       5.3            4.6            8.4
Research and Development credit,  net of recapture                                         (1.2)          (1.8)          (9.6)
Effect of graduated rate                                                                                  (0.8)
Other                                                                                      (0.6)           2.8            3.8
- ------------------------------------------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS                                      38.5%          34.0%          39.9%
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------


     The significant components of deferred tax assets and liabilities as of the beginning and end of fiscal 1994 were:


                                                   October 1,      September 26,
                                                      1994             1993
- --------------------------------------------------------------------------------
                                                         (in thousands)

Deferred tax assets:
Reserves and accruals not currently deductible       $ 6,184        $ 7,655
Operating loss carryforwards and tax credits           5,870          5,075
Intercompany dividends                                                3,044
Intercompany profit                                      617            707
Deferred service revenue                               2,071          2,289
Inventory capitalization                                 439            870
Retirement benefits                                      282            225
Other                                                    213            196
- --------------------------------------------------------------------------------
                                                      15,676         20,061
Valuation allowance                                   (1,817)          (500)
- --------------------------------------------------------------------------------
                                                      13,859         19,561
Deferred tax liabilities:
Depreciation                                           1,945          1,504
Intercompany dividends                                                3,789
Other                                                    657          2,692
- --------------------------------------------------------------------------------
                                                       2,602          7,985
- --------------------------------------------------------------------------------
Total deferred tax assets and liabilities            $11,257        $11,576
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     The Company increased its valuation allowance in fiscal 1994 by $1,317,000 to partially reserve for the current year benefit of foreign tax credit carryforwards for which realization is not assured.

     The total net deferred tax asset is classified on the balance sheet at October 1, 1994 and September 25, 1993 as follows (in thousands):

- --------------------------------------------------------------------------------
Current deferred income tax assets                   $13,527        $13,119
Current deferred income tax liabilities                 (318)
Non-current deferred income tax liabilities           (1,952)        (1,543)
- --------------------------------------------------------------------------------
Net deferred tax assets                              $11,257        $11,576
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     Total net operating losses of $6,242,000 for tax return purposes expire as follows: 1997 - $591,000, 1998 - $3,575,000, and 1999 $2,076,000. Total tax
credits of $6,192,000 for tax return purposes expire as follows: 1996 - $391,000, 1997 - $178,000, 1999 - $3,974,000 and thereafter $1,649,000.

     Utilization of certain of these carryforwards and credits are subject to restrictions relating to taxable income of subsidiaries not previously consolidated for income tax purposes.

     In fiscal 1993, the Company elected early adoption of Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes". This statement superseded the previous accounting standard for income taxes, SFAS 96, which the Company adopted in fiscal 1988. Both SFAS 96 and SFAS 109 require the use of the liability method for recording deferred income taxes. However, under SFAS 96, deferred tax assets could not be recognized unless they offset reversals of deferred tax liabilities or could be recovered as income tax refunds through existing loss carryback provisions. Under SFAS 109, the Company recognizes deferred tax assets if it is more likely than not that a benefit will be realized.

     The cumulative effect of this accounting change, which resulted in recognizing previously unrecognized tax benefits for years prior to fiscal 1993 increased net earnings for fiscal 1993 by $5,637,000 or $.56 per share. Income taxes for 1992 have not been restated for this change.

8.   LONG-TERM OBLIGATIONS
     The components of long-term obligations are as follows:


                                                       1994           1993
- --------------------------------------------------------------------------------
                                                          (In thousands)

Notes payable                                        $ 9,609        $12,980
Bonds payable:
     1981                                                 66            116
     1984                                                381            461
     1988                                              2,800          3,100
Capital leases (Note 12)                                 717          1,297
- --------------------------------------------------------------------------------
                                                      13,573         17,954
Current portion                                       (4,708)        (3,832)
- --------------------------------------------------------------------------------
Long-term obligations                                $ 8,865        $14,122
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     NOTES PAYABLE - At October 1, 1994, notes payable consists of $0.6 million at 5.5% for the mortgage on the facilities of Lambda Physik, GmbH, $6.4 million for the mortgage on the Santa Clara CLG and Corporate facility as well as for general working capital requirements at an interest rate of 6.3%, $2.2 million for the financing of equipment with varying interest rates from 7.6% to 9.2% and $0.4 million of other notes with interest at 6.0%. Notes payable are generally secured by the related assets financed.

     BONDS PAYABLE - Bonds payable were issued to finance the construction of certain facilities and acquisition of equipment which secure repayment of the bonds. The 1981 and 1984 bonds are payable in installments through 1996 and 1999, respectively, with interest (5.8% and 5.1%, respectively, at October 1, 1994) adjusted periodically based on 70-85% of the prime rate. The average interest rate on these bonds was 5.7% during fiscal 1994 and 4.8% during fiscal 1993. The 1988 bonds are payable in installments through 2008 with a variable interest rate (3.3% at October 1, 1994) not to exceed 12%. The 1988 bonds are guaranteed by a letter of credit issued by Union Bank with an annual fee of 1.5%.

     Annual  maturities  of debt  (excluding capital  leases)  are:   1995 -
$4,108,000, 1996 - $4,142,000, 1997 - $2,047,000, 1998 - $498,000, 1999 -
$261,000 and thereafter $1,800,000.

9.   STOCKHOLDERS' EQUITY

     Each outstanding share of the Company's common stock carries a stock purchase right (right) issued pursuant to a dividend distribution declared by the Company's Board of Directors and distributed to stockholders of record on November 17, 1989. When exercisable, each right entitles the stockholder to buy one share of the Company's common stock at an exercise price of $80. The rights will become exercisable following the tenth day after a person or group announces acquisition of 20% or more of the Company's common stock or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 30% or more of the common stock. The Company will be entitled to redeem the rights at $.01 per right at any time on or before the 10th day following the acquisition by a person or group of 20% or more of the Company's common stock.

     If, prior to redemption of the rights, the Company is acquired in a merger or other business combination in which the Company is the surviving corporation, or a person or group acquires 30% or more of the Company's common stock, each right owned by a holder of less than 20% of the common stock will entitle its owner to purchase, at the right's then current exercise price, a number of shares of common stock of the Company having a fair market value equal to twice the right's exercise price. If the Company sells more than 50% of its assets or earning power or is acquired in a merger or other business combination in which it is not the surviving corporation, the acquiring person must assume the obligations under the rights and the rights will become exercisable to acquire common stock of the acquiring person at the discounted price.

10.  EMPLOYEE BENEFIT PLANS

PRODUCTIVITY INCENTIVE PLAN

     The Productivity Incentive Plan provides for quarterly distributions of common stock and cash to each eligible employee. The amounts of the distributions are based on consolidated pre-tax profit, the market price of the Company's common stock and the employee's salary. The fair market value of common stock issued and the cash distributed is charged to expense. For fiscal 1994, 23,200 shares (fair market value of $302,500) and $1,547,000 were accrued for the benefit of employees. For fiscal 1993, 19,400 shares (fair market value of $254,000) and $1,253,000 were accrued for the benefit of employees. For fiscal 1992, 12,000 shares (fair market value of $139,000) and $552,000 were accrued for the benefit of employees. At October 1, 1994, the Company had 87,300 shares of its common stock reserved for future issuance under the Plan.

COHERENT EMPLOYEE RETIREMENT AND INVESTMENT PLAN

     Under the Coherent Employee Retirement and Investment Plan, the Company matches employee contributions to the Plan up to a maximum of 6% of the employee's individual earnings. Employees become eligible for after tax participation and for Company matching contributions after completing one year of service. The Company's contributions (net of forfeitures) for fiscal 1994, 1993, and 1992 were $2,202,000, $2,312,000, and $2,128,000, respectively.

SUPPLEMENTAL RETIREMENT PLAN

     The Company has a Supplemental Retirement Plan for senior management personnel which permits the participants to contribute up to 24% of their before tax earnings to a trust. The Company will match these contributions up to an amount equal to 6% of such participants' earnings less any amounts contributed by the Company to such participant under the Coherent Employment Retirement and Investment Plan. The Company's contributions (net of forfeitures) for fiscal 1994, 1993, and 1992 were $11,359, $10,739, and $6,091, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the twelve-month offering period. In fiscal 1994, 201,800 shares were purchased by and distributed to employees at an average price of $8.02 per share. In fiscal 1993, 133,000 shares were purchased by and distributed to employees at an average price of $8.87 per share. In fiscal 1992, 195,000 shares were purchased by and distributed to employees at an average price of $7.84 per share.

     At October 1, 1994, $1,348,000 had been contributed by employees that will be used to purchase a maximum of 165,400 shares in fiscal 1995 at a price determined under the terms of the Plan. At October 1, 1994, the Company had 617,600 shares of its common stock reserved for future issuance under the plan.

STOCK OPTIONS AND WARRANTS

     Under the Company's stock option plans, non-statutory or incentive stock options to purchase common stock may be granted to officers and other key employees, who also may be directors. The option price is the fair market value at the grant date. Under the plans, options expire not more than six years after the date of grant and become exercisable as determined by the Board of Directors. At October 1, 1994, 1,606,000 shares of the Company's common stock were reserved for issuance under the plans.

     Under the Company's 1990 Directors' Option Plan, non-statutory stock options are automatically granted to non-employee directors of the Company. Such directors initially receive a stock option for 10,000 shares exercisable over a four year period. Additionally the non-employee directors receive an annual grant of 2,500 shares exercisable four years from the date of grant. These options are exercisable at the fair market value of the common stock on the date of grant and expire six years thereafter. At October 1, 1994, there were options outstanding for 70,000 shares under the plan and 30,000 shares remain available for future grants.

     Additional information with respect to the stock option plans and outstanding warrants is as follows:


                                                                                Option/Warrant Price
                                                                      -----------------------------------------
                                                                         Range Per Share
                                                    Number            --------------------
                                                   of Shares           Low           High              Total
- ---------------------------------------------------------------------------------------------------------------

OUTSTANDING, SEPTEMBER 29, 1991                    1,147,000         $ 8.00        $ 15.75         $11,836,000

Granted                                              324,000           8.63          15.13           2,847,000
Exercised                                           (124,000)          8.00          12.13          (1,127,000)
Canceled                                             (66,000)          8.63          15.75            (703,000)
- ---------------------------------------------------------------------------------------------------------------
OUTSTANDING, SEPTEMBER 26, 1992                    1,281,000           8.00          15.63          12,853,000

Granted                                              233,000           9.00          15.25           3,225,000
Exercised                                           (324,000)          8.63          13.50          (3,180,000)
Canceled                                            (153,000)          8.63          15.63          (1,562,000)
- ---------------------------------------------------------------------------------------------------------------
OUTSTANDING, SEPTEMBER 25, 1993                    1,037,000           8.00          15.25          11,336,000

Granted                                              283,000          12.00          14.75           3,700,000
Exercised                                           (201,000)          8.00          13.00          (2,067,000)
Canceled                                             (82,000)          8.63          14.50            (965,000)
- ---------------------------------------------------------------------------------------------------------------
OUTSTANDING, OCTOBER 1, 1994                       1,037,000          $8.00        $ 15.25         $12,004,000
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------


     At October 1, 1994, options and warrants for approximately 333,000 shares were exercisable and 569,300 shares were available for future option grants.

NOTES RECEIVABLE FROM STOCK SALES

     Notes receivable from stock sales result from the exercise of stock options for notes. The notes are full recourse promissory notes bearing interest at variable rates ranging from 5.3% to 8.2% and are collateralized by the stock issued upon exercise of the stock options. Interest is payable annually and principal is due from 1995 through 1999.

11.  OTHER INCOME  (EXPENSE)

     Other income (expense) is as follows:


                                                       Years Ended
                                             --------------------------------
                                             Oct. 1,    Sept. 25,   Sept. 26,
                                              1994        1993        1992
- -----------------------------------------------------------------------------

Minority interest in subsidiaries             $(176)      $ 246       $(388)
Royalty income                                   88          99         272
Foreign exchange gain (loss)                     71         (95)        273
Equity in income of joint ventures              202                      47
Gain on investment                                          402
Other -  net                                     30         113        (175)
- -----------------------------------------------------------------------------
Other income - net                            $ 215       $ 765       $  29
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------


12.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     The Company leases several of its facilities under operating leases, certain of which expire in 1995. The Company believes that leases may be renewed or alternative facilities may be arranged as the lease terms expire.

     In addition, the Company leases certain equipment under capital lease agreements.

     Future minimum payments under the Company's leases are as follows (in thousands):


                                                  Capital     Operating
     Fiscal Year Ending                           Leases        Leases
     ------------------------------------------------------------------
          1995                                     $643        $ 2,903
          1996                                      100          2,280
          1997                                       24          1,771
          1998                                                   1,705
          1999                                                   1,343
          Thereafter                                             3,788
     ------------------------------------------------------------------
          Total                                    $767        $13,790
                                                               -------
                                                               -------
     Amounts representing interest                   50
                                                   ----
     Present value of minimum lease payments       $717
                                                   ----
                                                   ----


     Rent expense was $3,797,000 in fiscal 1994, $4,125,000 in fiscal 1993, and $4,783,000 in fiscal 1992.

     In September 1988, the Company entered into several agreements with Patlex Corporation (Patlex) whereby the Company was granted a license to several laser related patents developed by Dr. Gordon Gould and assigned to Patlex. Under the terms of the agreements, the Company pays royalties to Patlex of 5% and 2% of certain defined domestic sales and international sales, respectively, subject to certain exceptions and limitations. Royalty expense under these agreements was $1,149,000 in fiscal 1994, $1,093,000 in fiscal 1993, and $1,192,000 in fiscal
1992. As a result of a patent expiration in October 1994, the Company's royalty rates for certain solid state lasers have been reduced to 3.5% and 2.0% of certain defined domestic sales and international sales, respectively, subject to certain exceptions and limitations. The remaining patents expire on various dates through May 2005.

CONTINGENCIES

     Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

     Management believes that the Company's probable, nondiscounted net liability at October 1, 1994 for remaining costs associated with the above environmental matters is $1.6 million which has been previously accrued. This amount consists of total estimated probable costs of $3.6 million ($1.0 million included in accrued expenses and $2.6 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $2.0 million included in Other Assets from other parties named to the order. Based on currently available information, the Company believes that costs in excess of amounts accrued, if any, relating to the investigation and remedial action which may be required by the agencies of the State of California, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

13.  BUSINESS SEGMENTS

     During fiscal 1993, the Company sold its Industrial business segment and now operates in two industry segments. All amounts have been restated to reflect the disposition of the Industrial segment. The Company designs, manufactures and markets electro-optical products such as lasers, optics and related accessories, and medical products such as laser and optical systems used for surgical and therapeutic applications.

     Intersegment sales are accounted for primarily at domestic selling prices. Sales between geographic areas are accounted for at a discount from domestic selling prices. Corporate assets are principally those not identifiable to a segment and include such items as cash and equivalents, short-term investments, certain receivables, prepaid expenses, deferred income taxes, certain property and equipment, assets held for sale and other assets. Corporate expenses include depreciation of corporate assets and general legal expenses. Net assets of discontinued operations include all assets and liabilities, net, of the discontinued Industrial segment.

     The functional currency for all foreign entities is the local currency. The accounts of the foreign entities are maintained in local currency.

     Information concerning the Company's operations by industry segment and geographic area is as follows:


- ----------------------------------------------------------------------------------------------------------
INDUSTRY SEGMENT DATA                                                1994           1993           1992
- ----------------------------------------------------------------------------------------------------------
                                                                               (In thousands)

NET SALES, INCLUDING
 INTERSEGMENT SALES:
    Electro-Optical products                                       $138,096      $ 120,514       $114,098
    Medical products                                                 89,376         82,688         84,085
    Intersegment sales                                              (12,105)        (6,319)        (5,970)
- ----------------------------------------------------------------------------------------------------------
NET SALES                                                          $215,367      $ 196,883       $192,213
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS:
    Electro-Optical products                                       $ 14,039      $   8,464       $ 11,864
    Medical products                                                  2,881          6,400         (1,683)
    Corporate expenses                                                 (614)          (952)        (1,480)
- ----------------------------------------------------------------------------------------------------------
INCOME  FROM OPERATIONS                                            $ 16,306      $  13,912       $  8,701
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS:
    Electro-Optical products                                       $105,261      $ 101,010       $ 92,143
    Medical products                                                 46,085         44,759         46,873
    Eliminations                                                     (2,926)        (3,372)        (3,500)
- ----------------------------------------------------------------------------------------------------------
    Total identifiable assets                                       148,420        142,397        135,516
    Corporate assets                                                 62,560         51,262         37,738
    Net assets of discontinued operations                                              137         10,038
- ----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $210,980      $ 193,796       $183,292
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------
DEPRECIATION:
    Electro-Optical products                                       $  4,891      $   4,223       $  4,301
    Medical products                                                  1,382          1,121          1,197
    Corporate                                                           165            149            177
- ----------------------------------------------------------------------------------------------------------
TOTAL DEPRECIATION                                                 $  6,438      $   5,493       $  5,675
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES:
    Electro-Optical products                                       $  7,264      $  11,665       $ 13,226
    Medical products                                                  3,119          1,129          1,316
    Corporate                                                           345             61            131
- ----------------------------------------------------------------------------------------------------------
TOTAL CAPITAL EXPENDITURES                                         $ 10,728      $  12,855       $ 14,673
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------



- ----------------------------------------------------------------------------------------------------------
GEOGRAPHIC REGION INFORMATION                                          1994           1993           1992
- ----------------------------------------------------------------------------------------------------------
                                                                               (In thousands)

NET SALES TO UNAFFILIATED CUSTOMERS
BY GEOGRAPHIC REGION:
    United States                                                  $152,115       $144,599       $144,443
    Europe, Far East and other                                       63,252         52,284         47,770
- ----------------------------------------------------------------------------------------------------------
NET SALES                                                          $215,367       $196,883       $192,213
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------
SALES TO AFFILIATES (ELIMINATED IN
CONSOLIDATION) BY GEOGRAPHIC REGION:
    United States                                                  $ 22,933       $ 22,150       $ 16,262
    Europe                                                           10,920          9,648          9,336
- ----------------------------------------------------------------------------------------------------------
NET SALES                                                          $ 33,853       $ 31,798       $ 25,598
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS:
    United States                                                  $ 16,869       $ 16,409       $  8,331
    Europe                                                             (223)        (1,064)         1,348
    Corporate expenses                                                 (869)          (841)          (705)
    Transfers between geographic areas                                  529           (592)          (273)
- ----------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                             $ 16,306       $ 13,912       $  8,701
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS:
    United States                                                  $101,556       $ 97,249       $ 98,939
    Europe                                                           49,790         48,520         40,077
    Eliminations                                                     (2,926)        (3,372)        (3,500)
- ----------------------------------------------------------------------------------------------------------
    Total identifiable assets                                       148,420        142,397        135,516
    Corporate assets                                                 62,560         51,262         37,738
    Net assets of discontinued operations                                              137         10,038
- ----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $210,980       $193,796       $183,292
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------
EXPORT SALES:
    Far East                                                       $ 29,870       $ 28,579       $ 22,220
    Other                                                            16,843         16,337         16,980
- ----------------------------------------------------------------------------------------------------------
TOTAL EXPORT SALES                                                 $ 46,713       $ 44,916       $ 39,200
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------
NET SALES TO GEOGRAPHIC REGION:
    United States                                                  $105,402       $ 99,683       $105,243
    International                                                   109,965         97,200         86,970
- ----------------------------------------------------------------------------------------------------------
NET SALES                                                          $215,367       $196,883       $192,213
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------


Net assets of foreign subsidiaries as of year-end were as follows:



                                               1994        1993         1992
- -------------------------------------------------------------------------------
                                                      (In thousands)

Total assets                                 $ 49,702    $ 51,311     $ 39,615
Net assets of discontinued operations                         137        5,748
Total liabilities                             (39,436)    (38,240)     (32,966)
- -------------------------------------------------------------------------------
NET ASSETS                                   $ 10,266    $ 13,208     $ 12,397
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for fiscal 1994 and 1993 are as follows:


                                                 First          Second         Third          Fourth
                                                Quarter        Quarter        Quarter        Quarter
- ------------------------------------------------------------------------------------------------------------
                                                      (In thousands, except per share amounts)

YEAR ENDED OCTOBER 1, 1994 (1):

Net sales                                       $47,026        $55,215        $55,257        $57,869
Gross profit                                     22,935         27,323         26,719         28,452
Income from continuing operations                 1,429          2,956          2,896          3,020
Net income                                        1,429          2,956          2,896          4,174
Income per share:
    Income from continuing operations           $   .14        $   .29        $   .28        $   .29
    Net income                                      .14            .29            .28            .40
- ------------------------------------------------------------------------------------------------------------

YEAR ENDED SEPTEMBER 25, 1993 (2) (3):

Net sales                                       $46,748        $51,329        $47,212        $51,594
Gross profit                                     23,240         25,514         23,812         24,734
Income from continuing operations                 2,480          2,889          1,700          2,250
Net income (loss)                                 7,464          2,000          1,723           (640)
Income (loss) per share:
    Income from continuing operations           $   .25        $   .29        $   .17        $   .22
    Net income (loss)                               .75            .20            .17           (.06)
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------


(1) Net earnings for the fourth quarter of 1994 included a gain of $1,154,000 ($.11 per share), (net of taxes of $715,000), from the reversal of inventory valuation reserves and certain accruals that are no longer required relating to the operations discontinued in fiscal 1993.

(2) Net earnings for the first quarter of 1993 included the cumulative effect of $5,637,000 ($.57 per share) due to the change in accounting for income taxes.

(3) Net earnings for the fourth quarter of 1993 included a charge of $2,817,000 ($.27 per share), (net of a tax benefit of $4,030,000), related to the disposition of the Company's Industrial segment.


                                                                     SCHEDULE II


                        AMOUNTS RECEIVABLE FROM EMPLOYEES
            FOR THE YEARS ENDED OCTOBER 1, 1994, SEPTEMBER 25, 1993,
                             AND SEPTEMBER 26, 1992

                                 (In thousands)


                                Balance at                           Balance at
                                 Beginning                  Amounts    End of
   Name                          of Period     Additions   Collected   Period
- --------------------------------------------------------------------------------

YEAR ENDED
OCTOBER 1, 1994:
  Robert J. Quillinan               $225         $169                     $394
  James L. Hobart                    487                                   487
  Henry E. Gauthier                  507          171                      678
  Leonard C. DeBenedictis            111          211                      322
  Dennis C. Bucek                                  57                       57
  Bernard Couillaud                                56                       56
  Robert M. Gelber                   131           49                      180
- --------------------------------------------------------------------------------
                                  $1,461         $713                   $2,174
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
YEAR ENDED
SEPTEMBER 25, 1993
  Robert J. Quillinan               $144          $81                     $225
  James L. Hobart                    497          136        $146          487
  Henry E. Gauthier                  791          134         418          507
  Leonard C. DeBenedictis            111           44          44          111
  Dennis C. Bucek                                  24          24
  Robert M. Gelber                                131                      131
- --------------------------------------------------------------------------------
                                  $1,543         $550        $632       $1,461
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
YEAR ENDED
SEPTEMBER 26, 1992:
  Robert J. Quillinan               $201          $78        $135         $144
  James L. Hobart                    382          115                      497
  Henry E. Gauthier                  704          192         105          791
  Leonard C. DeBenedictis             65           46                      111
  Dennis C. Bucek                     63                       63
- --------------------------------------------------------------------------------
                                  $1,415         $431        $303       $1,543
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

The notes were received pursuant to the exercise of stock options and include related taxes of $193,000. The loans are evidenced by full recourse promissory notes bearing interest at variable rates ranging from 5.3% to 8.2%. Interest is payable annually and the principal is due on various dates for Mr. Quillinan (February 1996 to August 1999), Dr. Hobart (January 1995 to March 1998), Mr. Gauthier (February 1996 to March 1999), Mr. DeBenedictis (August 1995), Mr. Bucek (March 1999), Dr. Couillaud (September 1998 to February 1999) and Mr. Gelber (February 1998 to August 1999).


                                                                   SCHEDULE VIII


                        VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED OCTOBER 1, 1994, SEPTEMBER 25, 1993,
                             AND SEPTEMBER 26, 1992
                                 (In thousands)


                                                         Additions
                                         Balance at     Charged to      Deductions      Balance
                                          Beginning      Costs and        from          at End
                                          of Period      Expenses     Reserves (1)     of Period
- ------------------------------------------------------------------------------------------------

YEAR ENDED OCTOBER 1, 1994:
Accounts receivable allowances              $3,025        $ 1,384         $2,025         $2,384
Warranty                                     5,814          8,209          8,605          5,418
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 25, 1993:
Accounts receivable allowances              $2,964        $ 1,320         $1,259         $3,025
Warranty                                     6,515          8,618          9,319          5,814
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 26, 1992:
Accounts receivable allowances              $2,489        $ 1,414           $939         $2,964
Warranty                                     6,119         10,105          9,709          6,515
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------

     (1) Reductions from the reserves are for the purpose for which the reserves were created.


                                                                     SCHEDULE IX


                              SHORT-TERM BORROWINGS
            FOR THE YEARS ENDED OCTOBER 1, 1994, SEPTEMBER 25, 1993,
                             AND SEPTEMBER 26, 1992
                             (Dollars in thousands)



                                                                                              Weighted
                                                               Maximum        Average         Average
                                                               amount         amount          interest
                                 Balance        Weighted     outstanding    outstanding        rate
Category of                     at end of       average      during the      during the     during the
borrowings                       period       interest rate    period        period (2)     period (3)
- ------------------------------------------------------------------------------------------------------

YEAR ENDED
 OCTOBER 1, 1994:
Bank notes payable(1)             $2,196           3.8%        $ 2,873         $2,346           5.4%
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------
YEAR ENDED
 SEPTEMBER 25, 1993:
Bank notes payable(1)             $2,874           4.9%        $ 8,531         $5,896           8.0%
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------
YEAR ENDED
 SEPTEMBER 26, 1992:
Bank notes payable(1)            $11,160           7.8%       $ 12,795         $9,130           9.8%
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------

     (1) Bank notes payable represent borrowings under lines of credit and other credit facility borrowing arrangements. Lines of credit may be canceled by either the bank or the Company or have specific expiration dates. The other credit facilities have no fixed termination dates and are due upon bank notification.

     (2) The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by the number of months outstanding.

     (3) The weighted average interest rate during the period was computed by dividing the actual interest expense by average bank notes payable outstanding.


                                                                      SCHEDULE X


                    SUPPLEMENTAL INCOME STATEMENT INFORMATION
            FOR THE YEARS ENDED OCTOBER 1, 1994, SEPTEMBER 25, 1993,
                             AND SEPTEMBER 26, 1992
                                 (In thousands)



                                           Charged to Costs and Expenses

                                        1994           1993           1992
- --------------------------------------------------------------------------------


Advertising Costs                      $2,747         $2,435         $3,373

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     The other costs and expenses required to be reported on the schedule are either disclosed in the financial statements or are less than 1% of consolidated net sales and therefore are not required to be disclosed.

                       Securities and Exchange Commission
                             Washington, D.C.  20549


                             Form 10-K Annual Report
                        Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For the fiscal year ended October 1, 1994

                     ---------------------------------------

                                 COHERENT, INC.
                                    EXHIBITS

                     ---------------------------------------

                                INDEX TO EXHIBITS




                                                                Sequentially
                                                                   Exhibit
Numbered
 Number                              Exhibit                        Page
- --------                             -------                    ------------

  21.1              Subsidiaries                                 See page 51

  23.1              Independent Auditors' Consent                See page 52

  24.1              Power of Attorney                            See page 23


All other exhibits required to be filed as part of this report have been incorporated by reference. See item 14(c) for a complete index of such exhibits.