Form 10-Q
period 1994-12-31
COHERENT INC
filed 1995-02-06
CIK 21510

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x___ No_____

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes_____ No_____

                      APPLICABLE ONLY TO CORPORATE ISSUES:

The number of shares outstanding of registrant's common stock, par value $.01 per share, at January 31, 1995 was 10,541,191 shares.

                                 COHERENT, INC.

                                      INDEX

                                                             Page No.
                                                             --------
Part I.   Financial Information:

  Consolidated Condensed Statements of Income --
    Three months ended December 31, 1994
    and December 25, 1993                                      3

  Consolidated Condensed Balance Sheets --
    December 31, 1994 and October 1, 1994                      4

  Consolidated Condensed Statements of Cash
    Flows -- Three months  ended December 31, 1994
    and December 25, 1993                                      5

  Notes to Consolidated Condensed Financial Statements         6

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                       9

Part II.  Other Information                                    12

Signatures                                                     13

                          PART I. FINANCIAL INFORMATION

                         COHERENT, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE
                                                 MONTHS  ENDED
                                                 -------------
                                          DECEMBER 31,    DECEMBER 25,
                                              1994            1993
- ----------------------------------------------------------------------
NET SALES                                    $58,583         $47,026
COST OF SALES                                 28,845          24,091
- ----------------------------------------------------------------------
GROSS PROFIT                                  29,738          22,935
- ----------------------------------------------------------------------
OPERATING EXPENSES:
  Research and development                     6,668           5,520
  Selling, general and administrative         17,571          14,821
- ----------------------------------------------------------------------
TOTAL OPERATING EXPENSES                      24,239          20,341
- ----------------------------------------------------------------------
INCOME  FROM OPERATIONS                        5,499           2,594

OTHER INCOME (EXPENSE):
  Interest and  dividend income                  558             459
  Interest expense                              (314)           (452)
  Foreign exchange gain (loss)                   (95)           (240)
  Other  - net                                    58             123
- ----------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE), NET                207           (110)
- ----------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                     5,706           2,484
PROVISION FOR INCOME TAXES                     2,220           1,055
- ----------------------------------------------------------------------
NET INCOME                                    $3,486          $1,429
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------
NET INCOME PER COMMON
  AND COMMON EQUIVALENT SHARE                 $  .33           $ .14
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------
AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING               10,675          10,258
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)

                                             DECEMBER 31,     OCTOBER 1,
                                                1994            1994
- ------------------------------------------------------------------------
ASSETS                                       (Unaudited)
CURRENT ASSETS:
  Cash and equivalents                         $12,940         $27,239
  Short-term investments                        22,647          16,534
  Accounts receivable - net of allowances of
     $2,389 in 1995 and $2,384 in 1994          49,851          49,074
  Inventories                                   41,687          38,829
  Prepaid expenses and other assets             11,466          11,066
  Deferred tax assets                           13,091          13,527
- ------------------------------------------------------------------------
TOTAL CURRENT ASSETS                           151,682         156,269
- ------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                          82,868          82,569
ACCUMULATED DEPRECIATION AND AMORTIZATION      (40,605)        (39,362)
- ------------------------------------------------------------------------
  Property and equipment - net                  42,263          43,207
- ------------------------------------------------------------------------
GOODWILL - net of accumulated amortization
  of $3,652 in 1995 and $3,497 in 1994           4,809           4,964
OTHER ASSETS                                     9,972           6,540
- ------------------------------------------------------------------------
                                              $208,726        $210,980
- ------------------------------------------------------------------------
- ------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                         $3,345          $4,361
  Current portion of long-term obligations       4,591           4,708
  Accounts payable                               8,802           8,012
  Income taxes payable                             445           3,809
  Other current liabilities                     38,362          37,669
- ------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                       55,545          58,559
- ------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                            7,975           8,865
OTHER LONG-TERM  LIABILITIES                     4,943           6,003
MINORITY INTEREST IN SUBSIDIARIES                1,734           4,089

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01
     Authorized - 50,000 shares
     Outstanding - 10,494 in 1995 and
     10,338 in 1994                                104             103
  Additional paid-in capital                    70,422          68,646
  Unrealized gain on short-term investments        314
  Notes receivable from stock sales             (2,256)         (1,981)
  Retained earnings                             67,643          64,157
  Accumulated translation adjustment             2,302           2,539
- ------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                     138,529         133,464
- ------------------------------------------------------------------------
                                              $208,726        $210,980
- ------------------------------------------------------------------------
- ------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)

                                                               THREE
                                                           MONTHS  ENDED
                                                           -------------
                                                     DECEMBER 31,   DECEMBER 25,
                                                         1994           1993
- -------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
OPERATING ACTIVITIES:
  Net income                                           $ 3,486          $1,429
  Adjustments to reconcile to net cash
     used for operating activities:
     Purchases of short-term investments               (26,699)        (23,416)
     Proceeds from sales of short-term investments      20,900          15,081
     Changes in assets and liabilities                  (1,912)          2,895
     Other adjustments                                  (4,451)         (1,082)
- -------------------------------------------------------------------------------
NET CASH USED FOR OPERATING ACTIVITIES                  (8,676)         (5,093)
- -------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of property and equipment - net               (867)           (846)
  Purchase of asset held for investment                 (4,312)
  Purchase of Vinten Electro-Optics Ltd.                                (1,500)
  Other - net                                             (171)            123
- -------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                  (5,350)         (2,223)
- -------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Long-term debt borrowings                                                  3
  Long-term debt repayments                               (844)         (2,151)
  Notes payable borrowings                               1,683           1,382
  Notes payable repayments                              (2,649)         (2,670)
  Repayments of capital lease obligations                 (151)           (134)
  Sales of shares under employee benefit plans           1,374           1,355
  Other                                                     51
- -------------------------------------------------------------------------------
NET CASH USED FOR FINANCING ACTIVITIES                    (536)         (2,215)
- -------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND EQUIVALENTS                                  263             548
- -------------------------------------------------------------------------------
  Net decrease in cash and equivalents                 (14,299)         (8,983)
  Cash and equivalents beginning of period              27,239          27,923
- -------------------------------------------------------------------------------
CASH AND EQUIVALENTS END OF PERIOD                     $12,940         $18,940
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements.

                         COHERENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those used to prepare the Company's annual report to stockholders for the fiscal year ended October 1, 1994. All adjustments, in the opinion of management, necessary for a fair presentation have been made which comprise only normal, recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year.

2. Net income per share is based upon the weighted average number of common shares outstanding during the period including dilutive common share equivalents and shares issuable under the Productivity Incentive Plan. Common share equivalents represent outstanding stock options and shares subscribed under the Employee Stock Purchase Plan.

     No dividends were paid in fiscal 1995 or 1994.

3. In December 1994, the Company purchased its former Porter Drive facility in the Stanford Industrial Park for $4.3 million. The Company's intentions are to refurbish the building for future resale or lease.

4.   Balance Sheet Detail:

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                        DECEMBER 31,   OCTOBER 1,
                                           1994          1994
     ------------------------------------------------------------
                                             (IN  THOUSANDS)

     Purchased parts and assemblies       $ 13,939     $ 12,020
     Work-in-process                        14,336       14,714
     Finished goods                         13,412       12,095
     ------------------------------------------------------------
     Net inventories                      $ 41,687     $ 38,829
     ------------------------------------------------------------
     ------------------------------------------------------------

     Prepaid expenses and other assets consists of the following:


                                        DECEMBER 31,   OCTOBER 1,
                                           1994          1994
     ------------------------------------------------------------
                                             (IN  THOUSANDS)

     Prepaid income taxes                 $ 4,459       $ 4,686
     Prepaid expenses and other             4,286         3,553
     Notes receivable from Transfer
       Technology Group plc                 2,721         2,827
     ------------------------------------------------------------
     Prepaid expenses and other assets    $11,466       $11,066
     ------------------------------------------------------------
     ------------------------------------------------------------

     Other assets consist of the following:

                                         DECEMBER 31,         OCTOBER 1,
                                             1994                1994
     -------------------------------------------------------------------
                                                 (IN  THOUSANDS)
     Assets held for sale                   $1,544              $1,544
     Assets held for investment (Note 3)     4,528                 216
     Other assets                            3,900               4,780
     -------------------------------------------------------------------
     Other assets                           $9,972              $6,540
     -------------------------------------------------------------------
     -------------------------------------------------------------------

     Other current liabilities consist of the following:

                                         DECEMBER 31,         OCTOBER 1,
                                             1994                1994
     -------------------------------------------------------------------
                                                 (IN  THOUSANDS)
     Accrued expenses and other              $12,699          $10,924
     Accrued payroll and benefits             10,904           12,407
     Deferred service income                   7,452            7,359
     Reserve for warranty                      5,712            5,418
     Environmental remediation costs           1,026            1,062
     Discontinued operations                     569              499
     -------------------------------------------------------------------
     Other current liabilities               $38,362          $37,669
     -------------------------------------------------------------------
     -------------------------------------------------------------------


     Other long-term liabilities consist of the following:

                                         DECEMBER 31,         OCTOBER 1,
                                             1994                1994
     -------------------------------------------------------------------
                                                 (IN  THOUSANDS)
     Environmental remediation costs        $ 1,992              $ 2,573
     Deferred tax liabilities                 1,501                1,952
     Deferred income                          1,450                1,478
     -------------------------------------------------------------------
     Other long-term liabilities            $ 4,943              $ 6,003
     -------------------------------------------------------------------
     -------------------------------------------------------------------


5. Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company, along with several other companies, has been named as a party to a remedial action order issued by the California Department of Toxic Substance Control relating to soil and groundwater contamination at and in the vicinity of the Stanford Industrial Park in Palo Alto, California, where the Porter Drive facility is located. The responding parties to the Regional Order (including the Company) have completed Remedial Investigation and Feasibility Reports, which were approved by the State of California. The responding parties have installed one remedial system and the construction of three additional remedial systems was completed in December 1994. The Company has reached agreement with responding parties on final cost sharing.

     The Company was also named, along with other parties, to a remedial action order for the Porter Drive facility site itself in Stanford Industrial Park. The State of California has approved the Remedial Investigation and Feasibility Study Reports prepared by the Company for this site. The Company has been operating remedial systems at the site to remove subsurface chemicals since April 1992. The Company has submitted a draft Remedial Action Plan to the State of California which defines the supplemental systems needed to complete remedial work.

     Management believes that the Company's probable, nondiscounted net liability at December 31, 1994 for remaining costs associated with the above environmental matters is $1.5 million which has been previously accrued. This amount consists of total estimated probable costs of $3.5 million ($1.0 million included in other current liabilities and $2.0 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $1.5 million included in other assets from other parties named to the order. Based on currently available information, the Company believes that costs in excess of amounts accrued, if any, relating to the investigation and remedial action which may be required by the agencies of the State of California, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

6. Certain prior year amounts have been reclassified to conform with the current quarter presentation.

                         COHERENT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

     The Company's pretax income during the current quarter increased $3.2 million (130%) to $5.7 million from $2.5 million in the prior year's first quarter. Current quarter net income increased $2.1 million (144%) to $3.5 million ($.33 per share) from $1.4 million ($.14 per share) one year ago. This increase in net income was primarily due to higher sales volumes, a higher gross profit percentage, and a lower effective tax rate. The current quarter effective tax rate was 39% compared to 42% in the prior year's first quarter.

RESULTS OF OPERATIONS

NET SALES AND GROSS PROFITS

Consolidated

     During the first quarter of fiscal 1995, the Company's net sales increased $11.6 million (25%) to $58.6 million from $47.0 million in the prior year's first quarter. Sales increased in the Electro-Optical business segment by $3.8 million while sales in the Medical business segment increased $7.8 million. International sales were 51% of net sales for the current quarter compared to 49% in the prior year's first quarter.

     The gross profit rate increased to 51% in the current quarter from 49% one year ago primarily due to higher sales volumes of higher margin products in the Medical segment.

Electro-Optical

     Electro-Optical net sales increased $3.8 million (13%) from the same period a year ago. The increases of $2.2 million and $1.6 million, respectively, in domestic and international sales were primarily due to higher sales volumes as a result of new product introductions. Domestically, the increase was also due to sales resulting from the April 1994 purchase of the beam diagnostic product line from Big Sky Laser Technologies, Inc. by our Coherent Auburn Group. Internationally, the higher sales volumes were realized primarily in the United Kingdom and Japan.

     The gross profit rate was 51% for both the current quarter and the prior year's first quarter.

Medical

     Medical net sales for the current quarter increased $7.8 million (43%) from the same period a year ago. Domestic sales increased $4.3 million while international sales increased $3.5 million from the same period a year ago.
The increases were primarily due to higher sales volumes as a result of new applications for the Company's products in urology and aesthetic surgery, sales of the Novus-Registered Trademark- Omni-TM- photocoagulator product line, and increased sales of disposable products.

     The gross profit rate increased in the current quarter to 51% from 46% in the same period a year ago. This increase was primarily due to higher sales volumes of higher margin products such as the Novus Omni and VersaPulse-Registered Trademark- Select-TM- and due to manufacturing efficiencies achieved as a result of the higher output.

OPERATING EXPENSES

                                          First Quarter
                                        1995         1994
                                       ---------------------
                                           (IN THOUSANDS)

Research & development               $  6,668       $  5,520
Selling, general & administrative      17,571         14,821
- ------------------------------------------------------------
Total operating expenses             $ 24,239       $ 20,341
- ------------------------------------------------------------
- ------------------------------------------------------------

     Total operating expenses increased $3.9 million (19%) in the quarter ended December 31, 1994 compared to the prior year's first quarter. This increase resulted primarily from an increase in research and development (R&D) expenses of $1.1 million (21%) and an increase in selling, general and administrative (SG&A) expenses of $2.8 million (19%). However, as a percentage of sales, total operating expenses have decreased to 41% in the current quarter compared to 43% one year ago.

     R&D expenses increased $1.1 million (21%) in the current quarter to $6.6 million from $5.5 million compared to the same period a year ago. Most of the increase occurred in the Medical business segment primarily due to higher costs associated with an increased level of products in clinical trials, higher costs associated with increased efforts to develop dermatology, cosmetic and urology products and increased efforts in fiber development.

     SG&A expenses increased $2.8 million (19%) in the current quarter to $17.6 million from $14.8 million compared to the same period a year ago. This increase was primarily due to increased sales and marketing expenses in the Medical business segment due to a higher level of promotion and trade show activity particularly for Urology and Cosmetic Surgery, and due to increased costs associated with the higher sales volumes, and additional headcount. The SG&A increase was also due in part to the current quarter write-down of an investment in a corporation in which Coherent is a minority shareholder.

OTHER INCOME (EXPENSE)

     Other income (expense), net, increased $0.3 million for the current quarter to net other income of $0.2 million compared to net other expense of $0.1 million for the same period a year ago. This increase was primarily due to higher interest income of $0.1 million on higher average cash and investments, lower interest expense of $0.1 million due to lower average debt balances and lower foreign exchange losses of $0.1 million due to the effects of hedging activity.

INCOME TAXES

     The Company's effective tax rate for the three months ended December 31, 1994 was 39% compared to 42% for the same quarter a year ago. The Company's fiscal 1994 and 1995 effective tax rates differ from the statutory rates primarily because of state taxes and differing tax rates incurred by foreign subsidiaries. The effective tax rate is based on projected annual results by taxing jurisdiction and can change should the Company not achieve these projected results.

FINANCIAL CONDITION

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash, cash equivalents and short-term investments of $35.6 million. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $20.6 million. As of December 31, 1994, the Company had $19.0 million unused and available under these credit facilities.

Changes in Financial Condition

     Cash and cash equivalents decreased $14.3 million (52%) year-to-date. Operations and changes in exchange rates used $8.4 million; short-term investments increased $6.1 million. Investing activities used $5.4 million; $5.2 million was used to acquire property and equipment (net of proceeds from dispositions of property and equipment), including $4.3 million used to acquire assets held for investment. Financing activities used $0.5 million; increased repayments on borrowings, net used $1.9 million partially offset by sales of shares under employee benefit plans (including tax benefits), net, which generated $1.4 million.

     Income taxes payable decreased $3.4 million (88%) from October 1, 1994 as the Company had prepaid taxes at October 1, 1994 which were used for current year estimated tax payments.

     Minority interest in subsidiaries decreased $2.4 million (58%) from October 1, 1994 due to the dividend of retained earnings from Lambda Physik GmbH to Coherent GmbH and due to a change in accounting for an investment from the consolidation method to the equity method as a result of a decrease in the Company's ownership percentage.

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


ITEM 1.   Material developments in connection with legal proceedings.
          N/A

ITEM 2.   Material modification of rights of registrant's securities.
          N/A

ITEM 3.   Defaults on senior securities.
          N/A

ITEM 4.   Submission of matters to a vote of security holders.
          N/A

ITEM 5.   Other.
          N/A

ITEM 6.   Exhibits and Reports on Form 8-K.
          Exhibit 27 "Financial Data Schedules" included herewith.

                                 COHERENT, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       COHERENT, INC.

                                       (Registrant)





Date:  February 6, 1995    By: /s/ ROBERT J QUILLINAN
                               ----------------------
                               Robert J. Quillinan
                               Vice President and Chief Financial Officer