Form 10-Q
period 1995-04-01
COHERENT INC
filed 1995-05-08
CIK 21510

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 1995
                                       OR

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
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes        No
                          -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUES:

The number of shares outstanding of registrant's common stock, par value $.01 per share, at May 1, 1995 was 10,766,713 shares.

                                 COHERENT, INC.

                                      INDEX


                                                                       Page No.
                                                                       --------

PART I.        FINANCIAL INFORMATION:

   Consolidated Condensed Statements of Income --
     Three months and six months ended April 1, 1995
     and April 2, 1994                                                     3

   Consolidated Condensed Balance Sheets --
     April 1, 1995 and October 1, 1994                                     4

   Consolidated Condensed Statements of Cash Flows --
     Six months ended April 1, 1995 and April 2, 1994                      5

   Notes to Consolidated Condensed Financial Statements                    6

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                   9

PART II.       OTHER INFORMATION                                          13

SIGNATURES                                                                14

                          PART I. FINANCIAL INFORMATION

                         COHERENT, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                            THREE                          SIX
                                                         MONTHS ENDED                  MONTHS ENDED
                                                         ------------                  ------------

                                                    APRIL 1,       April 2,       APRIL 1,       April 2,
                                                      1995           1994           1995           1994
- - -----------------------------------------------------------------------------------------------------------
NET SALES                                           $ 66,456       $ 55,215       $125,039       $102,241
COST OF SALES                                         33,902         27,892         62,747         51,983
- - -----------------------------------------------------------------------------------------------------------
GROSS PROFIT                                          32,554         27,323         62,292         50,258
- - -----------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Research and development                            7,428          6,430         14,096         11,950
   Selling, general and administrative                19,275         16,052         36,846         30,873
- - -----------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                              26,703         22,482         50,942         42,823
- - -----------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                 5,851          4,841         11,350          7,435

OTHER INCOME (EXPENSE):
   Interest and dividend income                          608            538          1,166            997
   Interest expense                                     (349)          (427)          (663)          (879)
   Foreign exchange gain (loss)                          866             91            771           (149)
   Other - net                                           305            (45)           363             78
- - -----------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME, NET                                1,430            157          1,637             47
- - -----------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                             7,281          4,998         12,987          7,482
PROVISION FOR INCOME TAXES                             2,892          2,042          5,112          3,097
- - -----------------------------------------------------------------------------------------------------------
NET INCOME                                          $  4,389       $  2,956       $  7,875       $  4,385
- - -----------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE                              $.40           $.29           $.73           $.43
- - -----------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------

AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                      11,034         10,289         10,854         10,274
- - -----------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (UNAUDITED;  IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)


                                                                    APRIL 1,      October 1,
                                                                      1995          1994
- - --------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and equivalents                                            $  8,356       $ 27,239
   Short-term investments                                            27,854         16,534
   Accounts receivable - net of allowances of
      $2,243 in 1995 and $2,384 in 1994                              54,405         49,074
   Inventories                                                       49,770         38,829
   Prepaid expenses and other assets                                  9,558         11,066
   Deferred tax assets                                               13,392         13,527
- - --------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                163,335        156,269
- - --------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                                               86,467         82,569
ACCUMULATED DEPRECIATION AND AMORTIZATION                           (42,998)       (39,362)
- - --------------------------------------------------------------------------------------------
   Property and equipment - net                                      43,469         43,207
- - --------------------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
   $3,811 in 1995 and $3,497 in 1994                                  4,650          4,964
OTHER ASSETS                                                         14,575          6,540
- - --------------------------------------------------------------------------------------------
                                                                   $226,029       $210,980
- - --------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings                                           $  6,226       $  4,361
   Current portion of long-term obligations                           4,534          4,708
   Accounts payable                                                  11,046          8,012
   Income taxes payable                                               2,439          3,809
   Other current liabilities                                         42,562         37,669
- - --------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            66,807         58,559
- - --------------------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                                 6,765          8,865
OTHER LONG-TERM  LIABILITIES                                          6,078          6,003
MINORITY INTEREST IN SUBSIDIARIES                                     1,471          4,089
STOCKHOLDERS' EQUITY:
   Common stock, par value $.01
      Authorized - 50,000 shares
      Outstanding - 10,600 in 1995 and 10,338 in 1994                   105            103
   Additional paid-in capital                                        71,639         68,646
   Unrealized gain on short-term investments                             77
   Notes receivable from stock sales                                 (1,557)        (1,981)
   Retained earnings                                                 72,032         64,157
   Accumulated translation adjustment                                 2,612          2,539
- - --------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                          144,908        133,464
- - --------------------------------------------------------------------------------------------
                                                                   $226,029       $210,980
- - --------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                              SIX
                                                                         MONTHS ENDED
                                                                         ------------
                                                                    APRIL 1,       April 2,
                                                                      1995           1994
- - --------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
OPERATING ACTIVITIES:
   Net income                                                      $  7,875       $  4,385
   Adjustments to reconcile to net cash
      provided by (used for) operating activities:
      Purchases of short-term investments                           (49,532)       (32,662)
      Proceeds from sales of short-term investments                  38,300         27,481
      Changes in assets and liabilities                               2,949          6,120
      Other adjustments                                              (5,979)        (2,865)
- - --------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                 (6,387)         2,459
- - --------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Purchases of property and equipment - net                         (2,749)        (6,829)
   Purchase of Amoco  assets                                         (4,520)
   Purchase of asset held for investment                             (4,312)
   Purchase of Vinten Electro-Optics Ltd.                                           (1,500)
   Other - net                                                         (430)          (100)
- - --------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                              (12,011)        (8,429)
- - --------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Long-term debt borrowings                                              2          8,720
   Long-term debt repayments                                         (2,044)        (4,858)
   Notes payable borrowings                                           4,008          3,038
   Notes payable repayments                                          (2,649)        (3,938)
   Repayments of capital lease obligations                             (302)          (273)
   Sales of shares under employee benefit plans                       3,230          1,570
- - --------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             2,245          4,259
- - --------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND EQUIVALENTS                                           (2,730)           312
- - --------------------------------------------------------------------------------------------
   Net decrease in cash and equivalents                             (18,883)        (1,399)
   Cash and equivalents beginning of period                          27,239         27,923
- - --------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS END OF PERIOD                                 $  8,356       $ 26,524
- - --------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------
NONCASH INVESTING AND FINANCING ACTIVITIES:

   Note payable for minority interest dividend                      $ 1,918
- - --------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------

                         COHERENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those reflected in the Company's annual report to stockholders for the year ended October 1, 1994. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year.

2. Net income per share is based upon the weighted average number of common shares outstanding during the period including dilutive common stock equivalents and shares issuable under the Productivity Incentive Plan. Common stock equivalents represent outstanding stock options and shares subscribed under the Employee Stock Purchase Plan.

     No dividends were paid in fiscal 1995 or 1994.

3. In December 1994, the Company purchased its former Porter Drive facility in the Stanford Industrial Park for $4.3 million in cash. The Company's intentions are to refurbish the building for future resale or lease.

4. Effective March 24, 1995, Coherent and ATX Telecom Systems Inc. (Amoco) entered into an "Asset Purchase and Sale Agreement" whereby Coherent purchased certain property, patents and licenses relating to Amoco's diode pumped solid state technology for $4.5 million in cash. The intangibles related to this purchase are being amortized primarily over a ten-year period.

5.   Balance Sheet Detail:

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:


                                                April 1,      October 1,
                                                  1995          1994
     ------------------------------------------------------------------------
                                                   (IN  THOUSANDS)
     Purchased parts and assemblies             $15,607        $12,020
     Work-in-process                             16,687         14,714
     Finished goods                              17,476         12,095
     ------------------------------------------------------------------------
     Net inventories                            $49,770        $38,829
     ------------------------------------------------------------------------
     ------------------------------------------------------------------------

     Prepaid expenses and other assets consists of the following:


                                                April 1,      October 1,
                                                  1995          1994
     ------------------------------------------------------------------------
                                                   (IN  THOUSANDS)
     Prepaid income taxes                       $ 2,558        $ 4,686
     Prepaid expenses and other                   4,285          3,553
     Note receivable from Transfer
        Technology Group plc                      2,715          2,827
     ------------------------------------------------------------------------
     Prepaid expenses and other assets          $ 9,558        $11,066
     ------------------------------------------------------------------------
     ------------------------------------------------------------------------



     Other assets consist of the following:


                                                April 1,      October 1,
                                                  1995          1994
     ------------------------------------------------------------------------
                                                   (IN  THOUSANDS)
     Asset  held for sale                       $ 1,544        $ 1,544
     Asset  held for investment (Note 3)          4,632            216
     Intangibles and other  assets                8,399          4,780
     ------------------------------------------------------------------------
     Other assets                               $14,575        $ 6,540
     ------------------------------------------------------------------------
     ------------------------------------------------------------------------

     Other current liabilities consist of the following:


                                                April 1,      October 1,
                                                  1995          1994
     ------------------------------------------------------------------------
                                                   (IN  THOUSANDS)
     Accrued payroll and benefits               $12,624        $12,407
     Accrued expenses and other                  10,267          9,854
     Deferred service income                      7,975          7,359
     Reserve for warranty                         6,171          5,418
     Customer deposits                            3,981            788
     Environmental remediation costs              1,018          1,344
     Discontinued operations                        526            499
     ------------------------------------------------------------------------
     Other current liabilities                  $42,562        $37,669
     ------------------------------------------------------------------------
     ------------------------------------------------------------------------

     Other long-term liabilities consist of the following:


                                                April 1,      October 1,
                                                  1995          1994
     ------------------------------------------------------------------------
                                                   (IN  THOUSANDS)
     Environmental remediation costs            $ 2,149        $ 2,573
     Deferred tax liabilities                     2,362          1,952
     Deferred income                              1,567          1,478
     ------------------------------------------------------------------------
     Other long-term liabilities                $ 6,078        $ 6,003
     ------------------------------------------------------------------------
     ------------------------------------------------------------------------

6. Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company, along with several other companies, has been named as a party to a remedial action order issued by the California Department of Toxic Substance Control relating to soil and groundwater contamination at and in the vicinity of the Stanford Industrial Park in Palo Alto, California, where the Porter Drive facility is located. The responding parties to the Regional Order (including the Company) have completed Remedial Investigation, Feasibility Study and Remedial Action Plan Reports, which were approved by the State of California. The responding parties have installed four remedial systems and have reached agreement with responding parties on final cost sharing.

     The Company was also named, along with other parties, to a remedial action order for the Porter Drive facility site itself in the Stanford Industrial Park. The State of California has approved the Remedial Investigation Report, Feasibility Study Report, Remedial Action Plan Report and Final Remedial Action Report prepared by the Company for this site. Construction of the Final Remedial Action structures is complete and system start-up is projected for May 1995. The Company has been operating interim remedial systems at the site to remove subsurface chemicals since April 1992.

     Management believes that the Company's probable, nondiscounted net liability at April 1, 1995 for remaining costs associated with the above environmental matters is $1.7 million which has been previously accrued. This amount consists of total estimated probable costs of $3.2 million ($1.0 million included in other current liabilities and $2.2 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $1.5 million included in other assets from other parties named to the order. Based on currently available information, the Company believes that costs in excess of amounts accrued, if any, relating to the investigation and remedial action which may be required by the agencies of the State of California, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

7. Certain prior year amounts have been reclassified to conform with the current quarter presentation.

                         COHERENT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Company operates in a technologically advanced, dynamic and highly competitive environment. The Company's future operating results are and will continue to be subject to quarterly variations based on a variety of factors, many of which are beyond the Company's control, including fluctuations in customer orders and foreign currency exchange rates, among others. While the Company attempts to identify and respond to these conditions in a timely manner, they represent significant risks to the Company's performance. In particular, the Company has experienced in recent quarters significant increases in orders, sales and profits which it believes has contributed to the increase in its stock price over this period. However, if additional orders fail to materialize during the next, or any future, quarter, or if for any reason the Company's shipments are disrupted (particularly near a quarter end when the Company typically ships a significant portion of its sales), it would have a material adverse effect on sales and earnings, and a corresponding adverse effect on the market price of the Company's stock.

     Similarly, the Company conducts a significant portion of its business internationally. International sales accounted for more than 50% of the Company's sales for fiscal 1994 and for the first six months of fiscal 1995 and the Company expects that international sales will continue to account for a significant portion of its net sales in the future. The Company's international sales occur through its international subsidiaries, some of which also perform research, development, manufacturing and service functions, and from exports from its U.S. operations. As a result of the Company's international sales and operations, it is subject to the risks of conducting business internationally, including fluctuations in foreign exchange rates, which could affect the sales price in local currencies of the Company's products in foreign markets as well as the Company's local costs and expenses of its foreign operations. The Company uses forward exchange and currency swap contracts, and other risk management techniques, to hedge its exposure to currency fluctuations relating to its intercompany transactions and certain firm foreign currency commitments; however, its international subsidiaries remain exposed to the economic risks of foreign currency fluctuations. For example, as discussed below under "Results of Operations", the weakening of the U.S. dollar against certain major European and Japanese currencies had the effect of increasing sales by approximately $3.1 million and $4.7 million, respectively, compared to the corresponding prior year periods. This impact is partially offset by increased local costs and expenses resulting from translating such items into U.S. dollars. There can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

     The Company's net income for the current quarter and six months ended April 1, 1995 was $4.4 million ($.40 per common share) and $7.9 million ($.73 per common share), respectively, compared to $3.0 million ($.29 per common share) and $4.4 million ($.43 per common share), in the corresponding prior year
periods.   Pretax income increased $2.3 million (46%) for the current quarter and increased $5.5 million (74%) for the six months ended April 1, 1995 compared to the same prior year periods. The primary factors contributing to these increases were higher sales volumes, lower operating expenses as a percentage of sales, higher other income, net and a lower effective tax rate. The effective tax rate for the six months ended April 1, 1995 decreased to 39% compared to 41% for the same prior year period due to a change in the distribution of earnings and losses in different tax jurisdictions at different tax rates.

NET SALES AND GROSS PROFITS

CONSOLIDATED

     The Company's sales for the second quarter and six months ended April 1, 1995, increased $11.2 million (20%) and $22.8 million (22%), respectively, from the same periods a year ago. During the current quarter and year-to-date, international and domestic sales increased in both the Medical and Electro-
Optical business segments.   The sales increases were primarily due to higher
sales volumes; however, the devaluation of the U.S. dollar against the German deutschemark, British pound and Japanese yen for the current periods compared to the same periods last year, caused international sales to increase approximately
$3.l million and $4.7 million, respectively.   International sales for the
second quarter and six months ended April 1, 1995 were 56% and 53%, respectively, of total consolidated sales.

     The gross profit rate remained at 49% for the current quarter compared to the same prior year period but increased to 50% for the six months ended April 1, 1995 compared to 49% for the same prior year period. The year-to-date increase was primarily due to efficiencies associated with the higher sales volumes and Medical segment sales that were denominated in Japanese yen and in certain European currencies while most of the related cost of sales was denominated in U.S. dollars. These positive factors were partially offset by the impact of lower margins associated with the sale of larger systems in the Electro-Optical segment, with a high percentage of value added content from subcontractors.

ELECTRO-OPTICAL

     Electro-Optical net sales increased $5.5 million (17%) and $9.3 million (15%) for the second quarter and six months ended April 1, 1995, respectively, compared to the corresponding prior year periods. The sales increases were primarily due to higher shipments in all three operating groups which management believes is a reflection of the strong market acceptance of products introduced in the last eighteen months. The sales increases were also partially due to the currency translation of sales denominated in strong foreign currencies relative to the U.S. dollar, compared to the same periods a year ago.

     The gross profit rate decreased to 49% during the current quarter from 50% for the same period last year and remained at 50% for the six months ended
April 1, 1995   compared to the same period  one
year ago. The current quarter decrease resulted primarily from the sale of some larger systems with lower margins and from inefficiencies due to the manufacturing facility enhancements at Lambda Physik GmbH.

MEDICAL

     Medical net sales increased $5.7 million (25%) and $13.5 million (33%) for the second quarter and six months ended April 1, 1995, respectively, compared to the corresponding prior year periods. The increases resulted primarily from increased shipments of the Ultrapulse for Derm/Cosmetic applications and the introduction of the Versapulse Select dual wavelength laser for surgical applications and the Novus Omni for ophthalmic applications. The sales increases were also partially due to the currency translation of sales denominated in strong foreign currencies relative to the U.S. dollar compared to the same periods last year.

     The gross profit rate remained at 50% for the current quarter compared to the same period last year but increased to 50% from 48% for the six months ended April 1, 1995 compared to the same period last year. The year-to-date increase resulted primarily from efficiencies associated with the higher sales volumes, increased sales of higher margin products, the impact of sales denominated in strong foreign currencies while most of the related cost of sales was denominated in U.S. dollars, and decreased variances due to the 1994 high unfavorable start-up costs for the Versapulse Select. These positive factors were partially offset by the impact of pricing pressures in the European market.

OPERATING EXPENSES


                                              Second Quarter          First Half
                                              1995       1994       1995       1994
                                           -------------------------------------------
                                                        (IN THOUSANDS)
Research & development                     $  7,428   $  6,430   $ 14,096   $ 11,950
Selling, general & administrative            19,275     16,052     36,846     30,873
- - --------------------------------------------------------------------------------------
Total operating expenses                   $ 26,703   $ 22,482   $ 50,942   $ 42,823
- - --------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------

     Total operating expenses increased $4.2 million (19%) and $8.1 million (19%) for the current quarter and six months ended April 1, 1995, respectively, compared to the same periods a year ago, however, decreased as a percentage of sales to 40% and 41%, respectively, for the current quarter and year-to-date, compared to 41% and 42%, respectively, for the corresponding prior year periods.

     Research and development (R&D) expenses increased $1.0 million (16%) for the current quarter and increased $2.1 million (18%) year-to-date, compared to the same periods a year ago. For both periods, R&D expenses decreased as a percentage of sales to 11% from 12% in the prior year. Most of the spending increases occurred in the Medical business segment due to higher costs associated with more products in development and to an increased number of products in clinical trials.

     Selling, general and administration (SG&A) expenses increased $3.2 million (20%) and $6.0 million (19%) for the current quarter and year-to-date, respectively, compared to the same period a year ago. However, as a percentage of sales, SG&A expense remained at 29% for the current quarter and decreased to 29% from 30%, one year ago. The increases occured in both business segments with a higher concentration in the Medical business segment due to higher sales and marketing expenses. These expenses increased due to the higher sales volumes, additional headcount, and increased facilities costs. Such costs were also higher in both segments due to the translation of costs denominated in strong foreign currencies relative to the U.S. dollar compared to the same periods a year ago.

OTHER INCOME (EXPENSE)

     Other income, net, increased $1.3 million during the current quarter and increased $1.6 million for the six months ended April 1, 1995, compared to the same periods last year. The current quarter and year-to-date increases were primarily due to the current quarter $0.8 million higher foreign exchange gains and the current quarter gain of $0.4 million on the sale of the Company's investment in Palomar stock. The higher foreign exchange gains relate to the significant strengthening of the major Asian and European currencies against the U.S. dollar.

INCOME TAXES

     The Company's effective tax rate for the six months ended April 1, 1995 was 39% compared to 41% for the same quarter a year ago. The Company's fiscal 1994 and 1995 effective tax rates differ from the statutory rates primarily because of state taxes and differing tax rates incurred by foreign subsidiaries. The effective tax rate is based on projected annual results by taxing jurisdiction and can change should the Company not achieve these projected results.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash and equivalents and short-term investments of $36.2 million. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $21.0 million. As of April 1, 1995, the Company had $18.3 million unused and available under these credit facilities.

CHANGES IN FINANCIAL CONDITION

     Cash and equivalents decreased by $18.9 million (69%) year-to-date. Operations and changes in exchange rates used $9.1 million; short-term investments increased $11.3 million. Investing activities used $12.0 million; $2.7 million was used to acquire property and equipment (net of proceeds from dispositions of property and equipment); $4.3 million was used to acquire assets held for investment; $4.5 million was used to purchase Amoco assets. Financing activities provided $2.2 million; sales of shares under employee benefit plans (including tax benefits), net, generated $3.2 million, partially offset by increased repayments on borrowings, net, of $1.0 million.

     Net inventories increased $10.9 million (28%) from October 1, 1994 primarily due to increased demonstration inventory due to new product introductions in the Medical business segment and increased sales volumes and bookings in both the Medical and Electro-Optical business segments.

     Other assets increased $8.0 million (123%) from October 1, 1994 primarily due to the purchase of the former Porter Drive facility in the Stanford Industrial Park and the purchase of certain property, patents and licenses from Amoco.

     Other current liabilities increased $4.9 million (13%) from October 1, 1994 primarily due to prepayments made by customers at the Company's German subsidiaries.

     Minority interest in subsidiaries decreased $2.6 million (64%) from October 1, 1994 due to the dividend of retained earnings from Lambda Physik GmbH to Coherent GmbH and due to a change in accounting for an investment from the consolidation method to the equity method as a result of a decrease in the Company's ownership percentage.

                           PART II. OTHER INFORMATION


ITEM 1.   Material developments in connection with legal proceedings.
          N/A

ITEM 2.   Material modification of rights of registrant's securities.
          N/A

ITEM 3.   Defaults on senior securities.
          N/A

ITEM 4.   Submission of Matters to a Vote of Security Holders

          On March 23, 1995, the Annual Meeting of Shareholders of Coherent, Inc. was held in Santa Clara, California.

          The following individuals were elected to the Board of Directors of Coherent, Inc.:

                    James L. Hobart          Charles W. Cantoni
                    Henry E. Gauthier        Frank P. Carrubba
                    Jerry E. Robertson       Thomas Sloan Nelsen

          Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:


                                                                   Affirmative        Negative
                                                                      Votes            Votes
                                                             ----------------------------------------
     1.   Proposal to amend the Company's Certificate               3,796,378         3,096,268
          of Incorporation and Bylaws to organize the
          board of directors into three classes each with
          three year staggered terms  (5,260,551 affirm-
          ative votes required to approve).

     2.   Proposal to approve a new form of indemni-                8,406,917           814,985
          fication agreements to be entered into between
          the Company and its officers and directors.

     3.   Ratification of the appointment of Deloitte               9,367,865            34,507
          & Touche LLP as independent public
          accountants for the 1995 fiscal year.

IITEM 5.  Other.
          N/A

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








                              COHERENT, INC.


                              (Registrant)










Date:  May 8, 1995            By:  /s/ ROBERT J. QUILLINAN
                                 --------------------------------------------
                                   Robert J. Quillinan
                                   Vice President and Chief Financial Officer