Form 10-Q
period 1995-07-01
COHERENT INC
filed 1995-08-07
CIK 21510

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 1995

                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUES:

The number of shares outstanding of registrant's common stock, par value $.01 per share, at August 2, 1995 was 10,805,528 shares.

                                 COHERENT, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

     Consolidated Condensed Statements of Income --
          Three months and nine months ended July 1, 1995
          and July 2, 1994                                                   3

     Consolidated Condensed Balance Sheets --
          July 1, 1995 and October 1, 1994                                   4

     Consolidated Condensed Statements of Cash Flows --
          Nine months ended July 1, 1995 and July 2, 1994                    5

     Notes to Consolidated Condensed Financial Statements                    6

     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                9

PART II.  OTHER INFORMATION                                                 13

          SIGNATURES                                                        14

                          PART I. FINANCIAL INFORMATION

                         COHERENT, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                          THREE                     NINE
                                                                                      MONTHS  ENDED             MONTHS ENDED
                                                                                      -------------             ------------

                                                                                     JULY 1,   JULY 2,        JULY 1,   JULY 2,
                                                                                      1995      1994           1995      1994
--------------------------------------------------------------------------------------------------------------------------------

NET SALES                                                                          $76,247     $55,257      $201,286   $157,498
COST OF SALES                                                                       38,106      28,538       100,853     80,521
--------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                        38,141      26,719       100,433     76,977
--------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Research and development                                                          7,894       6,101        21,990     18,051
   Selling, general and administrative                                              22,092      16,336        58,938     47,209
--------------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                            29,986      22,437        80,928     65,260
--------------------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                                               8,155       4,282        19,505     11,717

OTHER INCOME (EXPENSE):
   Interest and dividend income                                                        605         519         1,771      1,516
   Interest expense                                                                   (280)       (450)         (943)    (1,329)
   Foreign exchange gain (loss)                                                       (110)        212           661         63
   Other - net                                                                          69         (57)          432         21
--------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME, NET                                                                284         224         1,921        271
--------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                           8,439       4,506        21,426     11,988
PROVISION FOR INCOME TAXES                                                           3,322       1,610         8,434      4,707
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                         $ 5,117    $  2,896      $ 12,992   $  7,281
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE                                                         $   .46    $    .28      $   1.19   $    .71
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                                    11,176      10,377        10,961     10,308
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
              (UNAUDITED; IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)

                                                                                                    JULY 1,             OCTOBER 1,
                                                                                                     1995                 1994
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and equivalents                                                                            $ 21,018            $ 27,239
   Short-term investments                                                                            16,887              16,534
   Accounts receivable -- net of allowances of
      $2,496 in 1995 and $2,384 in 1994                                                              60,727              49,074
   Inventories                                                                                       50,948              38,829
   Prepaid expenses and other assets                                                                  9,895              11,066
   Deferred tax assets                                                                               15,628              13,527
--------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                                175,103             156,269
--------------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT                                                                               89,706              82,569
ACCUMULATED DEPRECIATION AND AMORTIZATION                                                           (45,168)            (39,362)
--------------------------------------------------------------------------------------------------------------------------------
   Property and equipment - net                                                                      44,538              43,207
--------------------------------------------------------------------------------------------------------------------------------
GOODWILL -- net of accumulated amortization of
   $3,967 in 1995 and $3,497 in 1994                                                                  9,612               4,964
OTHER ASSETS                                                                                         15,848               7,326
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   $245,101            $211,766
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Short-term borrowings                                                                           $  9,740            $  4,361
   Current portion of long-term obligations                                                           4,993               4,708
   Accounts payable                                                                                   9,663               8,012
   Income taxes payable                                                                               5,508               3,809
   Other current liabilities                                                                         44,819              37,669
--------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                            74,723              58,559
--------------------------------------------------------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                                                                 7,685               8,865
OTHER LONG-TERM LIABILITIES                                                                           9,420               6,789
MINORITY INTEREST IN SUBSIDIARIES                                                                     1,604               4,089

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01
      Authorized -- 50,000 shares
      Outstanding -- 10,729 in 1995 and 10,338 in 1994                                                  106                 103
   Additional paid-in capital                                                                        73,249              68,646
   Unrealized gain on short-term investments                                                             51
   Notes receivable from stock sales                                                                 (1,518)             (1,981)
   Retained earnings                                                                                 77,149              64,157
   Accumulated translation adjustment                                                                 2,632               2,539
--------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                          151,669             133,464
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   $245,101            $211,766
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)

                                                                                                               NINE
                                                                                                           MONTHS ENDED
                                                                                               ------------------------------------
                                                                                                   JULY 1,              JULY 2,
                                                                                                    1995                 1994
-----------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
OPERATING ACTIVITIES:
   Net income                                                                                      $12,992              $ 7,281
   Adjustments to reconcile to net cash
   provided by operating activities:
   Purchases of short-term investments                                                             (55,053)             (50,997)
   Proceeds from sales of short-term investments                                                    54,700               40,584
   Changes in assets and liabilities                                                                 2,471                8,253
   Other adjustments                                                                                (6,960)              (2,398)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                            8,150                2,723
-----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Purchases of property and equipment -- net                                                       (5,349)              (7,998)
   Purchase of Amoco assets                                                                         (4,520)
   Purchase of asset held for investment                                                            (4,312)
   Purchase of Adlas assets                                                                           (333)
   Purchase of Vinten Electro-Optics Ltd.                                                                                (1,500)
   Other -- net                                                                                        626                 (885)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used for Investing Activities                                                             (13,888)             (10,383)
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Long-term debt borrowings                                                                           161                8,825
   Long-term debt repayments                                                                        (4,854)              (6,377)
   Notes payable borrowings                                                                          5,536                4,799
   Notes payable repayments                                                                         (3,064)              (5,880)
   Repayments of capital lease obligations                                                            (547)                (416)
   Sales of shares under employee benefit plans                                                      4,774                2,338
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                            2,006                3,289
-----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND EQUIVALENTS                                                                          (2,489)                 212
-----------------------------------------------------------------------------------------------------------------------------------
   Net decrease in cash and equivalents                                                             (6,221)              (4,159)
   Cash and equivalents beginning of period                                                         27,239               27,923
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS END OF PERIOD                                                                 $21,018              $23,764
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Note payable for minority interest dividend                                                     $ 1,937
                                                                                                   -------
                                                                                                   -------
   Purchase of Adlas assets:
      Purchase obligation due                                                                      $ 5,782
      Cash paid                                                                                        958
                                                                                                   -------
      Net assets acquired, including  intangibles and goodwill                                     $ 6,740
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

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

3. In December 1994, the Company purchased its former Porter Drive facility in the Stanford Industrial Park for $4.3 million in cash. The Company is refurbishing the building for future resale or lease.

4. Effective March 24, 1995, Coherent and ATX Telecom Systems Inc. (Amoco) entered into an "Asset Purchase and Sale Agreement" whereby Coherent purchased certain assets and licensed certain patents relating to Amoco's diode pumped solid state technology for $4.5 million in cash. The intangibles related to this purchase are being amortized primarily over a ten-year period.

5. Effective June 30, 1995, the Company acquired the business and net assets of Adlas GmbH and Adlas KG, located in Lubeck, Germany, for approximately $6.7 million. The acquisition has been accounted for as a purchase and, accordingly, the Company has recorded approximately $5.1 million and $0.5 million for goodwill and deferred compensation respectively which are being amortized over 10 and 3 years, respectively. Adlas is a leading manufacturer of DPSS lasers used in commercial applications such as semiconductor inspection, reprographics, material processing and analytical instrumentation.

6.   Balance Sheet Detail:

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:


                                                  July 1,        October 1,
                                                   1995            1994
--------------------------------------------------------------------------------
                                                      (IN  THOUSANDS)
Purchased parts and assemblies                    $15,471        $12,020
Work-in-process                                    17,837         14,714
Finished goods                                     17,640         12,095
--------------------------------------------------------------------------------
Net inventories                                   $50,948        $38,829
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Prepaid expenses and other assets consists of the following:



                                                  July 1,        October 1,
                                                   1995            1994
-------------------------------------------------------------------------------
                                                      (IN  THOUSANDS)
Prepaid income taxes                              $ 2,962        $ 4,686
Prepaid expenses and other                          4,175          3,553
Note receivable from Transfer
     Technology Group plc                           2,758          2,827
-------------------------------------------------------------------------------
Prepaid expenses and other assets                 $ 9,895        $11,066
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Other assets consist of the following:


                                                  July 1,       October 1,
                                                   1995           1994
-------------------------------------------------------------------------------
                                                      (IN  THOUSANDS)
Asset held for sale                                              $ 1,544
Asset held for investment (Note 3)                $ 6,259            216
Intangibles and other  assets                       9,589          5,566
-------------------------------------------------------------------------------
Other assets                                      $15,848        $ 7,326
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Other current liabilities consist of the following:


                                                  July 1,       October 1,
                                                   1995           1994
-------------------------------------------------------------------------------
                                                      (IN  THOUSANDS)
Accrued payroll and benefits                      $13,089        $12,407
Accrued expenses and other                         11,744         11,697
Deferred service income                             8,071          7,359
Reserve for warranty                                6,763          5,418
Customer deposits                                   5,152            788
-------------------------------------------------------------------------------
Other current liabilities                         $44,819        $37,669
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Other long-term liabilities consist of the following:


                                                  July 1,       October 1,
                                                   1995           1994
-------------------------------------------------------------------------------
                                                      (IN  THOUSANDS)
Deferred tax liabilities                          $ 3,906        $ 1,952
Environmental remediation costs                     2,954          2,573
Deferred income and other                           2,560          2,264
-------------------------------------------------------------------------------
Other long-term liabilities                       $ 9,420        $ 6,789
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



7. Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

     Management believes that the Company's probable, nondiscounted net liability at July 1, 1995 for remaining costs associated with the above environmental matters is $1.9 million which has been previously accrued. This amount consists of total estimated probable costs of $3.4 million ($0.4 million included in accrued expenses and $3.0 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $1.5 million included in other assets from other parties named to the order. Based on currently available information, the Company believes that costs in excess of amounts accrued, if any, relating to the investigation and remedial action which may be required by the agencies of the State of California, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

8. Certain prior year amounts have been reclassified to conform with the current quarter presentation.

                         COHERENT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company operates in a technologically advanced, dynamic and highly competitive environment. The Company's future operating results are and will continue to be subject to quarterly variations based on a variety of factors, many of which are beyond the Company's control, including fluctuations in customer orders and foreign currency exchange rates, among others. While the Company attempts to identify and respond to these conditions in a timely manner, such conditions represent significant risks to the Company's performance. In particular, the Company has experienced in recent quarters significant increases in orders, sales and profits which it believes has contributed to the increase in its stock price over this period. However, if the level of orders diminishes during the next, or any future, quarter, or if for any reason the Company's shipments are disrupted (particularly near a quarter end when the Company typically ships a significant portion of its sales), it would have a material adverse effect on sales and earnings, and a corresponding adverse effect on the market price of the Company's stock.

     Similarly, the Company conducts a significant portion of its business internationally. International sales accounted for more than 50% of the Company's sales for fiscal 1994 and for the first nine months of fiscal 1995. The Company expects that international sales will continue to account for a significant portion of its net sales in the future. The Company's international sales occur through its international subsidiaries, some of which also perform research, development, manufacturing and service functions, and from exports from its U.S. operations. As a result of the Company's international sales and operations, it is subject to the risks of conducting business internationally, including fluctuations in foreign exchange rates, which could affect the sales price in local currencies of the Company's products in foreign markets as well as the Company's local costs and expenses of its foreign operations. The Company uses forward exchange and currency swap contracts, and other risk management techniques, to hedge its exposure to currency fluctuations relating to its intercompany transactions and certain firm foreign currency commitments; however, its international subsidiaries remain exposed to the economic risks of foreign currency fluctuations. For example, as discussed below under "Results of Operations", the weakening of the U.S. dollar against certain major European and Japanese currencies had the effect of increasing sales for the current quarter and nine months ended July 1, 1995 by approximately $3.7 million and $8.2 million, respectively, compared to the corresponding prior year periods. This impact is partially offset by increased local costs and expenses resulting from translating such items into U.S. dollars. There can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

     The Company's net income for the current quarter and nine months ended July 1, 1995 was $5.1 million ($.46 per common share) and $13.0 million ($1.19 per common share), respectively, compared to $2.9 million ($.28 per common share) and $7.3 million ($.71 per common share), in the corresponding prior year
periods.   Pretax income increased $3.9 million (87%) for the current quarter and increased $9.4 million (79%) for the nine months ended July 1, 1995, compared to the same prior year periods. The primary factors contributing to these increases were higher sales volumes and lower operating expenses as a percentage of sales for both periods as well as higher other income, net for the nine months ended July 1, 1995 compared to the same prior year period. The effective tax rate for the nine months ended July 1, 1995 remained at 39% compared to the same period one year ago.

NET SALES AND GROSS PROFITS

CONSOLIDATED

     The Company's sales for the third quarter and nine months ended July 1, 1995, increased $21.0 million (38%) and $43.8 million (28%), respectively, compared to the same periods a year ago. During the current quarter and year-to-date, international and domestic sales increased in both the Medical and
Electro-Optical business segments.   The sales increases were primarily due to
higher sales volumes. In addition, the devaluation of the U.S. dollar against the German deutschemark, British pound and Japanese yen in the current periods compared to the same periods last year, caused international sales to increase approximately $3.7 million and $8.2 million, respectively. International sales for the third quarter and nine months ended July 1, 1995 were 51% and 52%, respectively, of total consolidated sales.

     The gross profit rate increased to 50% both for the current quarter and nine months ended July 1, 1995, compared to 48% and 49%, respectively, for the same prior year periods. The increases were primarily associated with higher volumes of Medical segment sales of higher margin products in certain territories that experience higher gross profits. The improved gross profits were also due in part to the translation of the weak dollar against the German deutschemark, British pound and Japanese yen for the current periods compared to the same periods last year.

ELECTRO-OPTICAL

     Electro-Optical net sales increased $11.2 million (36%) and $20.5 million (22%) for the third quarter and nine months ended July 1, 1995, respectively, compared to the corresponding prior year periods. The sales increases were primarily due to higher shipments in all three operating groups which management believes is a reflection of the continued strong market acceptance of products introduced in the last eighteen months. The sales increases were also partially due to the currency translation of sales denominated in strong foreign currencies relative to the U.S. dollar, compared to the same periods a year ago.

     The gross profit rate remained at 49% during the current quarter and the nine months ended July 1, 1995, compared to the same periods one year ago.

MEDICAL

     Medical net sales increased $9.8 million (41%) and $23.3 million (36%) for the third quarter and nine months ended July 1, 1995, respectively, compared to the corresponding prior year periods. The increases resulted primarily from increased shipments of the UltraPulse-Registered Trademark- CO(2) laser for Derm/Cosmetic applications and the introduction of the VersaPulse-Registered Trademark- Select-TM- dual wavelength laser for surgical applications and the Novus-Registered Trademark- Omni-TM- for ophthalmic applications. The sales increases were also partially due to the currency translation of sales denominated in strong foreign currencies relative to the U.S. dollar compared to the same periods last year.

     The gross profit rate increased to 52% and 51% during the current quarter and nine months ended July 1, 1995, respectively, compared to 48% for the same periods last year. The year-to-date increase resulted primarily from the higher sales volumes, increased sales of higher margin products, the impact of sales denominated in strong foreign currencies while most of the related cost of sales was denominated in U.S. dollars and higher sales volumes in territories where the Medical segment experiences higher margins.

OPERATING EXPENSES


                                          Third Quarter     First Three Quarters
                                         1995       1994       1995       1994
                                       ----------------------------------------
                                                    (IN THOUSANDS)
Research & development                 $ 7,894    $ 6,101    $21,990    $18,051
Selling, general & administrative       22,092     16,336     58,938     47,209
-------------------------------------------------------------------------------
Total operating expenses               $29,986    $22,437    $80,928    $65,260
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     Total operating expenses increased $7.5 million (34%) and $15.7 million (24%) for the current quarter and nine months ended July 1, 1995, respectively, compared to the same periods a year ago, however, decreased as a percentage of sales to 39% and 40%, respectively, for the current quarter and year-to-date, compared to 41% for the corresponding prior year periods.

     Research and development (R&D) expenses increased $1.8 million (29%) for the current quarter and increased $3.9 million (22%) year-to-date, compared to the same periods a year ago. R&D expenses decreased as a percentage of sales from 11% to 10% for the current quarter and remained at 11% for the nine months ended July 1, 1995 compared to a year ago. Most of the spending increases occurred in the Medical business segment due to higher costs associated with an increase in the number of products in development and a corresponding increase in headcount.

     Selling, general and administration (SG&A) expenses increased $5.8 million (35%) and $11.7 million (25%) for the current quarter and year-to-date, respectively, compared to the same periods a year ago. However, for both periods, SG&A expenses as a percentage of sales decreased to 29% from 30% in the prior year. Both business segments experienced dollar increases with a higher concentration in the Medical business segment due to higher sales and marketing expenses. These expenses increased due to the higher sales volumes, additional headcount and related cost increases. Such costs were also higher in both segments due to the translation of costs denominated in strong foreign currencies relative to the U.S. dollar compared to the same periods a year ago.

OTHER INCOME (EXPENSE)

     Other income, net, increased $0.1 million during the current quarter and increased $1.7 million for the nine months ended July 1, 1995, compared to the same periods last year. The year-to-date increase was primarily due to the second quarter $0.8 million higher foreign exchange gains and the second quarter gain of $0.4 million on the sale of the Company's investment in Palomar stock. The higher foreign exchange gains relate to the significant strengthening of the major Asian and European currencies against the U.S. dollar.

INCOME TAXES

     The Company's effective tax rate for the nine months ended July 1, 1995 remained at 39% compared to the same period a year ago. The Company's fiscal 1995 and 1994 effective tax rates differ from the statutory rates because of applicable state taxes, available tax credits and differing tax rates at foreign locations. The effective tax rate is based on projected annual results by taxing jurisdiction and can change should the Company not achieve these projected results.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash and equivalents and short-term investments of $37.9 million. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $24.8 million. As of July 1, 1995, the Company had $22.7 million unused and available under these credit facilities.

CHANGES IN FINANCIAL CONDITION

     Cash and equivalents decreased by $6.2 million (23%) year-to-date. Operations and changes in exchange rates generated $5.7 million. Investing activities used $13.9 million including $5.3 million used to acquire property and equipment (net of proceeds from dispositions of property and equipment), $4.5 million used to purchase Amoco assets and $4.3 million used to acquire assets held for investment. Financing activities provided $2.0 million including sales of shares under employee benefit plans (including tax benefits), net, which generated $4.8 million, partially offset by increased repayments on borrowings, net, of $2.8 million.

     Net accounts receivable increased $11.7 million (24%) from October 1, 1994 primarily due to increased sales volumes in both the Medical and Electro-Optical business segments.

     Net inventories increased $12.1 million (31%) from October 1, 1994 primarily due to increased demonstration inventory due to new product introductions in the Medical business segment and increased sales volumes and bookings in both the Medical and Electro-Optical business segments.

     Other current liabilities increased $10.9 million (29%) from October 1, 1994 primarily due to prepayments made by customers at the Company's German subsidiaries, the purchase of Adlas and increases in sales taxes payable due to the timing of payments and the increased sales volumes.

     Minority interest in subsidiaries decreased $2.5 million (61%) from October 1, 1994 primarily due to a dividend of Lambda Physik GmbH retained earnings.

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








                                 COHERENT, INC.


                                 (Registrant)










Date:  August 7, 1995            By:  ROBERT J. QUILLINAN
                                      --------------------------
                                      Robert J. Quillinan
                                      Vice President and Chief Financial Officer