Form 10-K
period 1995-09-30
COHERENT INC
filed 1995-12-18
CIK 21510

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1995
                                   or

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
           -------

     As of November 30, 1995, 10,954,655 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported by the NASDAQ National Market System on November 30,
1995) of Coherent, Inc., held by nonaffiliates was $394,526,202. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive proxy statement to be filed prior to January 29, 1996, pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K.

                                     PART I


ITEM 1.   BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

THE LASER COMPANY

     Coherent, Inc., a Delaware corporation, (herein referred to as "Coherent" or "Company") is a leading designer, manufacturer and supplier of electro-optical systems and medical instruments utilizing laser, precision optic and microelectronic technologies. The Company integrates these technologies into a wide variety of products and systems designed to meet the productivity and performance needs of its customers. Major markets include the scientific research community, medical institutions, clinics and private practices, and commercial and OEM (original equipment manufacturer) applications ranging from semiconductor processing and disk mastering to light shows and entertainment. Coherent also produces and sells optical and laser components to other laser system manufacturers.

     The word "laser" is the acronym for "light amplification by stimulated emission of radiation". The emitted radiation oscillates within an optical resonator and is amplified by an active media, resulting in a monochromatic beam of light which is narrow, highly coherent and thus can be focused to a small spot with a high degree of precision.

INDUSTRY LEADERSHIP

     Since inception in 1966, the Company has grown through a combination of internal expansion, joint ventures and strategic acquisitions of companies with related technologies and products. Coherent is a technical leader in every market it serves. Driven by new product application innovations, Coherent has more than 130 U.S. patents in force, and over the past several years has committed approximately 11% of annual revenues to research and development efforts.

     During its most recently completed fiscal year, more than half of the growth in annual sales came from products that were introduced within the last two years. Committed to quality and customer satisfaction, Coherent designs and produces its own components to retain complete quality control. Coherent provides customers with around-the-clock technical expertise and quality that is ISO 9000 certified at its principal domestic manufacturing sites.

MISSION AND GOALS

     Coherent is focused on laser product innovations. Leveraging its competitive strengths in laser technology development, new product applications, engineering R&D and manufacturing expertise, Coherent is dedicated to customer satisfaction, quality and service. Coherent's mission is to continue its tradition of providing medical, scientific and commercial customers with cost effective laser products that provide performance breakthroughs and application innovations.

     Coherent's goals are to serve its customers, employees and stockholders. Specific goals include providing:

     - Customers with innovative products, superb technology, total quality, support and satisfaction.
     - Employees with a challenging, fulfilling place to work while expanding their skills and horizons.

     - Stockholders with consistent returns on equity capital and long-term growth in sales and earnings.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The sales and operating results of both industry segments and the identifiable assets attributable to both industry segments for the three years ended September 30, 1995 are set forth in Note 13, "Business Segments", of the Notes to Consolidated Financial Statements.

PRODUCTS

BUSINESS STRUCTURE

     Coherent's business structure reflects its two major business or market segments, Medical and Electro-Optical. Medical serves the medical-surgical community, while Electro-Optical serves the needs of scientific and commercial customers (both end users and OEM's), including customers who purchase components.

PRODUCT AND MARKET APPLICATIONS

     Coherent currently produces more than 150 laser, laser system, precision optics and component products. Medical products range in price from $25,000 to $500,000. Scientific and commercial products range from $20,000 to $450,000. Component products (including diodes) range in price from $500 to $50,000 and consist of precision optics, thin film coatings, accessories, laser measurement and testing instruments. The number of applications in Coherent's market segments are abundant as shown in the table below:


     APPLICATIONS BY MARKET

     MEDICAL                                 ELECTRO-OPTICAL
     -------                  -----------------------------------------------------
                              SCIENTIFIC                         COMMERCIAL
                              ----------                         ----------
     Ophthalmology            Spectroscopy                       Optics & Optical Coating
     Aesthetic Surgery        Chemistry                          Semiconductor Microlithography
     Dermatology              Photochemistry                     Analytical Instrumentation
     Cosmetic Reconstructive  Physics                            Materials Processing
       Surgery                Viral Research                     Interferometric Wafer Inspection
     Orthopedics              Genetics                           Floptical Disk Manufacturing
     Urology                  Environmental Research             Audio & Video Disk Mastering
     Gynecology               Semiconductor Research             Stereolithography
     Otolaryngology           Biology                            Graphic & Architectural Displays
     Neurological Surgery     Biochemistry                       Multimedia Entertainment
     Oral Maxillofacial       Engineering                        Micromachining
     Oncology                 Forensics                          Cytofluoresence
     Podiatry                 Holography
     General Surgery          Isotope Separation
     Medical Therapy          Metrology
                              Non-destructive Testing
                              Reprographics


PRODUCT NARRATIVE

MEDICAL

     Coherent's Medical Group (CMG) develops, manufactures and distributes a broad line of medical laser systems used in ophthalmology, dermatology, gynecology, plastic surgery, aesthetic surgery, orthopedics, otolaryngology, neurological surgery, urology, podiatry, oncology and other surgical specialties. These lasers are designed to improve the quality of patient care, frequently decreasing overall health-care costs compared to conventional procedures. Most of these products also make it possible to perform treatments in a doctor's office, surgi-centers or outpatient centers in hospitals instead of requiring inpatient hospitalization.

     SURGICAL PRODUCTS

     Coherent has developed two groundbreaking families of laser instruments that are changing the way surgery is performed--the UltraPulse-Registered Trademark- laser system for aesthetic surgery and the VersaPulse-Registered Trademark- laser system for orthopedic and urologic surgery.

     The UltraPulse high energy laser for surgical applications represents a true departure in design and performance from conventional CO(2) lasers. This technology, on which Coherent owns eight U.S. patents, offers significant advantages in terms of laser effect on tissue and surgical precision. Because this high energy laser cleanly and precisely vaporizes tissue, it has clinical advantages for the treatment of a variety of skin conditions. The UltraPulse 5000C laser, with the Computerized Pattern Generator, is particularly suitable for applications in skin-resurfacing and in other aesthetic surgery procedures. Since its introduction in 1994, it has become the largest selling laser to aesthetic surgeons for this application, making it the fastest growing product that Coherent has ever introduced. Managing this growth has been one of Coherent Medical Group's biggest challenges during the past year.

     Almost all of the sales of the UltraPulse 5000C have been in the United
States.   However, in fiscal 1995, Coherent introduced an international version of this product that is qualified for sale in all European countries.

     In addition to the UltraPulse 5000C, Coherent offers a full line of UltraPulse lasers for a wide range of surgical specialties and applications.
All of these lasers utilize new sealed tube technology which greatly increases tube life over other designs and does not require external gas or water supplies. Coherent's lasers are used by specialists in dermatology, plastic and reconstructive surgery, gynecology, otolaryngology, oncology, podiatry,
oral/maxillofacial surgery, neurological surgery and general surgery.   New
applications for lasers in the above referenced specialties are continually under development. The Company's UltraPulse lasers offer a range of power from 60 to 100 watts, and are capable of generating unprecedented high pulse energies not available on competing CO(2) lasers.

     Coherent's VersaPulse-Registered Trademark- holmium solid-state lasers have emerged as the laser of choice for orthopedic and urologic surgery. The VersaPulse, which is fiber-optically delivered, is an ideal laser for cutting, ablating and smoothing meniscal and cartilaginous tissue with optimum hemostasis
and minimum bleeding.   With delivery devices much smaller than conventional
instruments, these systems are expanding the range of procedures that can employ new minimally invasive techniques.

     In the fall of 1993, a new generation called the VersaPulse Select-TM- was introduced. This system doubled the power available to the arthroscopic surgeon while reducing system size to nearly half that of the first generation designs. VersaPulse is approved by the FDA for joint arthroscopy, for open and endoscopic procedures in general surgery and for lower back surgery.

     In the spring of 1994, Coherent introduced the dual wavelength VersaPulse Select for urology. This system combines the Ho:YAG and the Nd:YAG lasers and is the first system to offer tissue cutting and coagulation and stone management (lithotripsy) in a single package. The DuoTome-TM- fiber delivery systems allow delivery of either the Ho:YAG or the Nd:YAG laser energy through the same fiber. These systems provide much greater flexibility and are finding unique applications in the rapidly growing laser prostatectomy market.

     Coherent was issued two U.S. patents on the use of the holmium laser for arthroscopy and endoscopy through fiber delivery devices in a liquid environment. In addition, Coherent holds a number of key patents on the fiber optic delivery systems used with these lasers.

     OPHTHALMIC PRODUCTS

     Coherent pioneered the use of lasers in the ophthalmology market segment 25 years ago and is still the leader. CMG offers argon, krypton and dye lasers or combinations of these lasers for photocoagulation and treatment of retinal disease and glaucoma. The company's Nd:YAG lasers for photodisruption are used for treatment of secondary cataracts. Coherent also sells an excimer refractive surgery system in many countries in the world other than the U.S. for correction of vision disorders including myopia, hyperopia and astigmatism.

     Coherent's argon photocoagulator was the first such device to achieve widespread acceptance by the medical community for treatment of diabetic retinopathy, retinal detachments and glaucoma. The argon photocoagulator is also used in treatment of age related macular degeneration.

     The Ultima-Registered Trademark- 2000 and Novus-Registered Trademark- 2000 photocoagulator product lines utilize a patented "power-on-demand" laser tube design where power is on only when required for treatment by the physician. This innovation substantially extends the laser tube life and eliminates the need for an external water supply. A broad line of accessories allows these products to provide Laser Indirect Opthalmoscopic laser treatment and surgical endophotocoagulation with Acculite-TM- probes in addition to slit lamp applications with the LaserLink-TM- Adapter. The portable design of the Ultima 2000 product line allows the system to be transported to the patient for treatment in convalescent or retirement care facilities, or used in the operating room, as well as in intensive care nurseries for retinopathy of prematurity.

     The Novus Omni-TM-, introduced in fiscal 1994, attains a new level of compactness, reliability, and flexibility in ophthalmic multi-wavelength applications. With instantaneous switching among red, yellow, and green treatment options, the retinal surgeon can now benefit from the proven technology improvements in the Novus and Ultima lasers.

     Coherent's Nd:YAG laser photodisruptors are used primarily for posterior capsulotomies. These solid-state, Q-switched lasers provide ophthalmologists with a method for treating secondary cataracts in a non-invasive manner. Unlike the argon, krypton and dye lasers used in photocoagulation, Nd:YAG lasers produce high power pulses as short as ten billionths of a second. These brief but powerful pulses produce an "optical breakdown" effect which disrupts (cuts or perforates) the tissue rather than producing a thermal burn. Nd:YAG lasers are also used for iridotomies, a procedure used in the treatment of closed angle glaucoma, whereby the laser makes a hole in the iris facilitating the outflow of fluid trapped in the eye. This outflow relieves pressure which, if left untreated, could cause damage to the optic nerve.

     In March 1994, Coherent and Herbert Schwind GmbH & Co. KG entered into a marketing and sales agreement which gives Coherent the exclusive right to sell the Keratom-TM- excimer refractive surgery system in many countries of the world. This product uses a high energy argon fluoride excimer laser from Lambda Physik, a wholly owned Coherent subsidiary in Germany, to obtain a high quality laser beam that is more uniform, and optical components that are simpler, more reliable and more durable than competing machines. Keratom uses the patented HaloPure-TM- generator to provide ultra-pure halogen as needed, from a self-contained, solid-state source through a computer controlled chemical reaction.

     Also in fiscal 1994, clinical trials began on a new erbium laser for the most delicate forms of retinal and vitreal surgery. This product is allowing surgeons to perform very delicate surgical procedures for removing vitro-retinal membranes without impacting the retina, thus restoring vision.

The trials have expanded to include several leading vitro-retinal surgeons around the world to allow international experts to participate in this surgical advance.

     The medical laser systems manufactured by Coherent's Medical Group are subject to regulation and control by the U.S. Food and Drug Administration and other international regulatory agencies. See "Impact of Medical Device Regulation".

     The laser systems manufactured by the Medical Group typically range in price from $25,000 to $500,000.

ELECTRO-OPTICAL

     Coherent's electro-optical products include lasers and laser systems for scientific, medical research, micromachining, commercial applications, precision optics and related accessories. The principal types of lasers produced by the Company's Electro-Optical segment are argon and krypton ion, excimer, carbon dioxide (CO(2)), liquid dye, Nd:YAG, Titanium:Sapphire (Ti:Sapphire), diode-pumped solid-state (DPSS), and semiconductor lasers (laser diodes). These lasers have a broad range of power and operate in the visible (V), ultraviolet (UV) and infrared (IR) portions of the electromagnetic spectrum. The Company's optics and optical products include special purpose lenses, mirrors and advanced optical coatings. Coherent's electro-optical products are sold for scientific, medical and (OEMs).

     SCIENTIFIC GROUP

     Coherent's Laser Group (CLG) and Lambda Physik, GmbH, the Company's 80% owned subsidiary in Gottingen, Germany, comprise the Scientific Group.

     CLG is headquartered in Santa Clara, California and is a leading developer and manufacturer of ion, dye, solid-state Nd:YAG, Ti:Sapphire, DPSS, diode and CO(2) lasers for the scientific, OEM and micromachining markets. The lasers sold by CLG are used in basic and applied research in medicine, chemistry, physics, biology, biochemistry, engineering and forensic sciences and in a variety of commercial applications including materials processing, semiconductor microlithography, stereolithography, interferometric wafer inspection, printing, reprographics, optical disk manufacturing, analytical instrumentation, laser light shows, and manufacturing process control.

     In fiscal 1995, applications for the DPSS product line expanded dramatically in various markets such as printing, reprographics, and instrumentation. CLG introduced a series of new service programs worldwide to provide improved support to its commercial customers. In March 1995, the Company acquired the non-telecommunication business and some intellectual property rights of ATx Telecom Systems, Inc. (AMOCO). In June 1995, the Company acquired the business and net assets of Adlas GmbH and Co. KG (Adlas), in Lubeck, Germany, a manufacturer of CW infrared, green and Q- switched lasers whose products complement the DPSS product line. With these two acquisitions and the creation of the new Diode Pumped Business Unit (DPBU), CLG has consolidated its patent position in the DPSS area, increased its portfolio of product offerings to better address the commercial and micromachining markets, and has opened up a manufacturing and service entity in Europe.

     In July 1995, the Company acquired the laser diode operations of Uniphase. With this acquisition, the Company added high power semiconductor laser diodes with wavelength emissions from 670 to 980 nanometers to it's product lines. These laser diodes are key components for the Company's growing segment of diode pumped laser products, thereby reducing its dependence on outside vendors.
Laser diodes are also widely used in medical, printing, OEM instrumentation, remote sensing, and machine vision industries.

     During fiscal 1995, the Nd:YAG laser Infinity-TM-, coupled with Lambda Physik's OPO (optical parametric oscillator), established itself as a leading pulsed laser system for high end scientific applications. Infinity has also opened up new applications in the medical and OEM markets.

     Fiscal 1995 included Coherent's introduction of Sabre-TM-, a new and fully automated high power ion laser. This product will replace the successful Innova 400 product family in established scientific and commercial applications and position the Company well for emerging opportunities in lithography, holography, and semiconductor applications. Broadening the configurations in all product platforms during the year has allowed access to a variety of new applications and to address changing market needs.

     The lasers and laser systems produced by CLG, with the exception of semiconductor lasers, typically range in price from $10,000 to $250,000. Semiconductor laser diode prices range from $500 to $3,000.

     Coherent's subsidiary, Lambda Physik, GmbH, develops and manufactures excimer and pulsed laser sources for dye lasers and OPO's. The excimer laser is an efficient means of producing UV light without the need of complex frequency conversion techniques. The excimer laser is strongly gaining market share in industrial and medical applications.

     In fiscal 1995, Lambda Physik completed a 2000 sq. ft. clean room in its Gottingen facility for the production of laser components. Today all of the excimer products use the proprietary, award winning NovaTube-TM- technology, which has stimulated the sales of all excimer laser series: LPX, ComPex and LAMBDA.

     Also in fiscal 1995, the COMPex 150, the new model of injection locked excimer laser, was introduced. This model brings new state of the art performance in a significantly smaller package compared to previous models. Aside from the known combustion analysis and ozone lidar applications, this laser is also used for fiber grating production.

     Complementary to the known narrow bandwidth lithography laser applications covered by the LITHO laser, a new field for quasi-broadband, high repetition rates lasers in step and scan lithography, has been opened in fiscal 1995 with good future prospects.

     Lambda Physik has produced some of the most respected pulse laser models for spectroscopy in the world. The present SCANmate narrow band pulsed dye laser series is 60% smaller than its predecessor and features an optional built-in Nd:YAG pump laser. With the broadband OPO, a new promising product for the spectroscopy application has been introduced to the market in fiscal year 1995.

     The lasers and laser systems produced by the Scientific Group typically range in price from $20,000 to $450,000.

          COMPONENTS GROUP

     Coherent's Auburn Group (CAG) manufactures optics, thin film coatings for high-performance laser optics, laser accessories and electro-optical components for the Company as well as other manufacturers.

     Optics and thin film coatings, which consist of mirrors and lenses used for imaging and directing a laser beam, are used in the Company's own laser products, in low-loss coated optics for OEMs and other commercial applications. During fiscal 1995, a new generation of "Q-Plate" processes were put into production in California which further extend Coherent's ability to increase the laser damage threshold of its optical components. In England, our Leicester facility introduced a coating process for infrared imaging optics with reduced environmental impact, while performing at a
significantly higher level than competing products.   This advance is
particularly attractive to OEM customers in the European Union who have goals to reduce their own systems' environmental impact.

     CAG also designs and manufactures laser measurement instruments and accessories that are used to measure and maximize the performance of laser systems. During fiscal 1995 a record number of new products were introduced by the Instruments Division. These products provided new solutions to beam diagnostic problems and extended the range of power measurement products. For example, the LaserGauge includes a CCD (charge coupled device) imaging system plus a dedicated and flexible CPU which, for the first time, provides a user with a complete system for laser beam analysis at a price point of less than $3,000.

     Products made by CAG typically range in price from $500 to $50,000 and are sold through CAG's field and telemarketing sales force and through an international network of independent distributors as well as other Coherent sales groups.

MARKETING, DISTRIBUTION AND CUSTOMER SERVICE & SUPPORT

     Coherent markets its products domestically through direct sales forces having separate primary responsibility for scientific, component and medical
product lines.   Coherent's products are sold internationally through direct sales personnel located in the United Kingdom, Germany, France, Belgium, The Netherlands, Japan (Lambda Physik products for OEM and micromachining only) and Hong Kong, as well as through independent representatives in other parts of the world. The Company's foreign sales are made principally to customers in Europe, Japan and Asia Pacific, but sales are also made to customers in Canada, Mexico, Latin America, Australia, the Middle East and Africa. Sales made to independent representatives and distributors (except for Japanese distribution for the Medical segment) are generally priced in U.S. dollars. Foreign sales made directly by the Company are generally priced in local currencies and are
therefore subject to currency exchange fluctuations.   Foreign sales are also
subject to other normal risks of foreign operations, such as protective tariffs and export/import controls. Coherent's products are broadly distributed and no one customer accounted for more than 10% of total sales during fiscal 1995.

     The Company gives various warranties on its products and offers service on a contractual basis after the initial product warranty has expired.

     Coherent maintains a customer support and field service staff in major markets in the United States, Mexico, Europe, Japan and Asia Pacific. This organization works closely with customers and customer groups in servicing equipment, training customers to use the Company's products and exploring additional applications of the Company's technologies.

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

BACKLOG

     At September 30, 1995, the Company's backlog of orders scheduled for shipment was approximately $67,195,000, compared with $41,131,000 at October 1, 1994. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by the Company has not been significant; however, since orders are cancelable, the backlog of orders at any point in time is not necessarily indicative of future revenues. The Company anticipates filling the present backlog during fiscal 1996. Backlog at September 30, 1995 was higher than at October 1, 1994 in both the Medical and Electro-Optical business segments.

COMPETITION

     Coherent is the largest laser company in each of its business segments. No competitor offers the range of products that are manufactured and sold by Coherent. However, competition is intense in both business segments because there are a number of smaller laser companies that sell products that compete directly with one or more Coherent products.

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

     The Company operates in an industry which is subject to rapid technological change and the Company's ability to compete and operate successfully depends upon, among other things, its ability to react to such change. Accordingly, Coherent is committed to the development of new products as well as the improvement and refinement of existing products. Fiscal 1995 expenditures for research and development were $29,981,000, or 11% of sales compared to $24,740,000, 11% of sales, and $21,674,000, 11% of sales, during fiscal 1994 and
1993, respectively.

IMPACT OF ENVIRONMENTAL REGULATION

     The Company believes that compliance with federal, state and local environmental protection regulations will not have a material adverse effect on the capital expenditures, earnings, competitive and financial position of the Company. The Company is a respondent under Remedial Action Orders issued by the California Department of Toxic Substance Control relating to an investigation and remediation of soil and groundwater contamination at its former facility in the Stanford Industrial Park, Palo Alto, California. See Note 12, "Commitments and Contingencies", of the Notes to Consolidated Financial Statements.

IMPACT OF MEDICAL DEVICE REGULATIONS

     The Company's medical products are subject to regulation and control by the Center for Devices and Radiological Health, a branch of the Food and Drug Administration (FDA) within the Department of Health and Human Services. The FDA medical device regulations require either an Investigational Device Exemption (IDE), Pre-Market Approval (PMA) or 510(K) approval before new products can be marketed to, or utilized by, the general public. The Company's medical products are subject to similar regulations in its major international markets. Complying with these regulations is necessary for the Company's strategy of expanding the markets for and sales of its products into these countries.

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

EMPLOYEES

     At September 30, 1995, Coherent employed 1,528 persons. The Company's continued success will depend in large measure on its ability to attract and retain highly skilled employees, who are in great demand.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Financial information relating to foreign and domestic operations for the three years ended September 30, 1995, is set forth in Note 13, "Business Segments", of the Notes to Consolidated Financial Statements.

ITEM 2.   PROPERTIES

     The Company's corporate headquarters and major electro-optical facility is located in Santa Clara, California, consisting of approximately 8.5 acres of land and a 200,000 square foot building owned by the Company.

     An additional electro-optical facility is located in Auburn, California. The Auburn facility consists of a 60,000 square-foot building and a 50,000 square-foot building both owned by the Company.

     The Company's principal medical products facility is located in Palo Alto, California, consisting of two buildings totaling approximately 100,000 square feet of floor area under leases expiring in 1999.

     During fiscal 1995, the Company purchased its former Laser Group Porter Drive facility in the Stanford Industrial Park, Palo Alto, California. This facility is 95,000 square feet and is currently being remodeled. It is the Company's intention to lease this facility in fiscal 1996.

     During fiscal 1993, the Company sold the net assets of Coherent General, Inc. The sale did not include land consisting of approximately 36 acres (11 developed acres) and facilities consisting of a 58,000 square foot building owned by the Company in Sturbridge, Massachusetts. This building is currently leased (until August 1998) to the acquirer of Coherent General, Inc.

     Lambda Physik GmbH's facility in Gottingen, Germany consist of two buildings totaling 54,000 square feet, which are owned by the Company.

     Coherent GmbH's facility in Dieburg, Germany consists of a 16,740 square foot building leased by the Company until 1999 with a five year renewal option.

     Coherent Lubeck's (formerly Adlas) facility in Lubeck, Germany consists of a 8,960 square foot building leased by the Company until 1999 with a five year renewal option.

     Coherent Optics Europe Ltd.'s facility consists of one leased building (three units) in Leiceseter, England totaling 21,258 square feet with leases expiring from 2005 to 2007.

     The Company also maintains sales and service offices under short-term leases in the United States, Mexico, Germany, the United Kingdom, France, Belgium, The Netherlands, Hong Kong, Peoples Republic of China and Japan.

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


                                                                Quarters Ended
                           --------------------------------------------------------------------------------------
                                        Fiscal 1995                                       Fiscal 1994
                           --------------------------------------            ------------------------------------
                           Dec. 31   Apr. 1    July 1    Sept. 30            Dec. 25   Apr. 2    July 2    Oct. 1
                           --------------------------------------            ------------------------------------
 Closing Price:
 High                      $17.25    $28.25    $30.75    $41.25              $15.00    $14.75    $13.75    $14.63
 Low                       $13.75    $16.50    $24.25    $28.75              $11.50    $11.50    $12.25    $12.13

     The number of stockholders of record as of November 30, 1995 was 2,197. No cash dividends have been declared or paid since Coherent was founded and the Company has no present intention to declare or pay cash dividends. The Company's agreements with its banks restrict the payment of dividends on the Company's Common Stock. See Note 6, "Short-term Borrowings", of the Notes to Consolidated Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA


                                                                           Years Ended
                                               -----------------------------------------------------------------------
                                               Sept. 30,      Oct. 1,        Sept. 25,      Sept. 26,      Sept. 28,
                                                 1995           1994           1993           1992           1991
----------------------------------------------------------------------------------------------------------------------
                                                          (In thousands, except per share amounts)

Net sales                                      $285,499       $215,367       $196,883       $192,213       $179,316
----------------------------------------------------------------------------------------------------------------------
Gross profit                                    142,483        105,429         97,300         90,738         81,125
----------------------------------------------------------------------------------------------------------------------
Income from continuing operations                19,323         10,301          9,319          5,227            887
----------------------------------------------------------------------------------------------------------------------
Gain (loss) from discontinued
     operations                                                  1,154         (4,409)        (2,583)          (660)
----------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in
     accounting for income taxes                                                5,637
----------------------------------------------------------------------------------------------------------------------
Net income                                       19,323         11,455         10,547          2,644            227
----------------------------------------------------------------------------------------------------------------------

Common and equivalent per share data:
     Income from continuing operations             1.75           1.00            .93            .55            .09
----------------------------------------------------------------------------------------------------------------------
     Gain (loss) from discontinued
          operations                                               .11           (.44)          (.27)          (.07)
----------------------------------------------------------------------------------------------------------------------
     Cumulative effect of change
          in accounting for income taxes                                          .56
----------------------------------------------------------------------------------------------------------------------
     Net income                                    1.75           1.11           1.05            .28            .02
----------------------------------------------------------------------------------------------------------------------
Total assets                                    255,874        211,766        194,381        183,699        163,193
----------------------------------------------------------------------------------------------------------------------
Long-term obligations                             5,139          8,865         14,122         15,559          6,590
----------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                       9,597          6,789          3,468          5,020          8,724
----------------------------------------------------------------------------------------------------------------------
Minority interest in subsidiaries                 1,782          4,089          3,806          3,813          3,342
----------------------------------------------------------------------------------------------------------------------
Stockholders' equity                            161,191        133,464        117,023        103,476         96,882
----------------------------------------------------------------------------------------------------------------------


     No dividends have been declared in any of the periods presented. See "Item 5" for a discussion of the Company's dividend history.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

     The Company operates in a technologically advanced, dynamic and highly competitive environment. The Company's future operating results are and will continue to be subject to quarterly variations based on a variety of factors, many of which are beyond the Company's control, including fluctuations in customer orders and foreign currency exchange rates, among others. While the Company attempts to identify and respond to these conditions in a timely manner, such conditions represent significant risks to the Company's performance. In particular, the Company has experienced in recent quarters significant increases in orders, sales and profits which it believes has contributed to the increase in its stock price over this period. However, if the level of orders diminishes during the next, or any future quarter, or if for any reason the Company's shipments are disrupted (particularly near a quarter-end when the Company typically ships a significant portion of its sales), it would have a material adverse effect on sales and earnings, and a corresponding adverse effect on the market price of the Company's stock.

     Similarly, the Company conducts a significant portion of its business internationally. International sales accounted for more than 50% of the Company's sales for fiscal 1995 and 1994. The Company expects that international sales will continue to account for a significant portion of its net sales in the future. A significant amount of the these sales occur through its international subsidiaries, some of which also perform research, development, manufacturing and service functions. As a result of the Company's international sales and operations, it is subject to the risks of conducting business internationally, including fluctuations in foreign exchange rates, which could affect the sales price in local currencies of the Company's products in foreign markets as well as the Company's local costs and expenses of its foreign operations. The Company uses forward exchange and currency swap contracts, and other risk management techniques, to hedge its exposure to currency fluctuations relating to its intercompany transactions and certain firm foreign currency commitments; however, its international subsidiaries remain exposed to the economic risks of foreign currency fluctuations. For example, the weakening of the U.S. dollar against certain major European and Japanese currencies had the effect of increasing sales for the current fiscal year ended September 30, 1995 by approximately $9.9 million compared to the corresponding prior year period. This impact is partially offset by the impact of the weaker U.S. dollar compared to other currencies relative to local product costs and operating expenses. There can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

RESULTS OF OPERATIONS

     CONSOLIDATED SUMMARY

     During fiscal 1995, net income increased to $19.3 million ($1.75 per share) compared to $11.5 million ($1.11 per share) for fiscal 1994 and $10.5 million ($1.05 per share) for fiscal 1993. Fiscal 1994 results reflect a $1.2 million ($.11 per share) gain from the reversal of inventory valuation reserves and certain accruals that were no longer required relating to the discontinuation of the Industrial operations in fiscal 1993. Fiscal 1993 net income includes a one-time favorable adjustment of $5.6 million ($.56 per share) resulting from the implementation of Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes". Also during fiscal 1993, the Company sold the net assets of its Industrial segment and recorded a loss of $4.4 million ($.44 per share) from discontinued operations, which included a loss on the disposal of the segment and a loss from discontinued operations of $2.8 million and $1.6 million, respectively. Income from continuing operations before income taxes increased $15.0 million (90%) to $31.8 million for fiscal 1995 compared to $16.8 million for fiscal 1994, which was $2.7 million (19%) higher than fiscal 1993. These increases resulted primarily from higher sales volumes in both business segments. The Company's effective tax rate was 39% for fiscal 1995 and 1994 and 34% for fiscal 1993, resulting in income from continuing operations of $19.3 million ($1.75 per share), $10.3 million ($1.00 per share) and $9.3 million ($.93 per share) for fiscal 1995, 1994 and 1993, respectively.

1995 COMPARED TO 1994

     NET SALES AND GROSS PROFIT

     CONSOLIDATED

     During fiscal 1995, net sales increased $70.1 million (33%) to $285.5 million from $215.4 million in fiscal 1994, resulting primarily from higher sales volumes of products introduced in the past two years in both the Electro-
Optical and Medical business segments.    Increased international sales in both
business segments, were also due in part to the weaker U.S. dollar against the German deutschemark, British pound and Japanese yen in fiscal 1995 compared to fiscal 1994. International sales increased $37.5 million (34%) to $146.9 million while domestic sales increased $32.6 million (31%) to $138.6 million. International sales were 51% of net sales for the current fiscal year, the same as the prior fiscal year.

     The gross profit rate improved to 50% for the current fiscal year compared to 49% for fiscal 1994. The improvement was primarily associated with higher sales volumes of higher margin Medical segment products in certain territories that experience higher gross profits. The improvement, primarily in the Medical segment, is also due in part to translation gains affecting gross profit because of the weaker U.S. dollar in fiscal 1995 compared to fiscal 1994 against other major currencies. Translation gains from Electro-Optical segment international sales were offset by the impact of higher product costs from translation losses due to certain of its products manufactured in Germany and sold in the U.S. and other countries where the respective currencies were weaker than the deutschemark. However, the Medical segment's gross profit benefits from the translation gains from its foreign currency denominated sales as its product costs are primarily dollar denominated.

     ELECTRO-OPTICAL

     Electro-Optical net sales increased $33.3 million (26%) to $159.3 million from $126.0 million in fiscal 1994. International sales increased $24.3 million (35%) to $94.7 million (59% of total sales) for the current fiscal year. Domestic sales increased $9.0 million (16%) to $64.6 million for the current fiscal year. The increase in net sales resulted primarily from higher sales volumes in the Coherent Laser Group , Coherent Auburn Group and Lambda Products Group.

     The gross profit rate remained at 50% compared to the prior fiscal year.

     MEDICAL

     Medical net sales increased $36.8 million (41%) to $126.2 million from $89.4 million in the prior year. International sales increased $13.2 million (33%) to $52.2 million and domestic sales increased $23.6 million (47%) to $74.0 million. The increase in international sales was primarily attributable to increased sales volumes in Europe, Japan, Asia Pacific, Mexico, Latin America and Canada. On a product line basis, the acceptance of the Ultrapulse for dermatology and the Ultima for ophthalmology accounted for the increased sales volumes.

     The gross profit rate increased to 50% from 48% in fiscal 1994. The increase in margin was primarily due to higher sales volumes of higher margin products, a more favorable geographic mix, and the impact of international sales denominated in strong foreign currencies, while product costs of such international sales are primarily denominated in dollars.

     OPERATING EXPENSES

                                               Years Ended
                                          Sept. 30,      Oct. 1,
                                           1995           1994
                                          --------       --------
                                              (in thousands)
Research & development                    $ 29,981       $ 24,740
Selling, general & administrative           82,590         64,383
                                          --------       --------
Total operating expenses                  $112,571       $ 89,123
                                          --------       --------
                                          --------       --------

     Total operating expenses increased $23.4 million (26%) but decreased as a percentage of sales to 39% in fiscal 1995 from 41% in the prior fiscal year. Current year research and development (R&D) expenses increased in absolute dollars by $5.2 million (21%) from fiscal 1994. The increase in R&D expenses occurred primarily in the Medical segment due to increased personnel and related costs associated with an increased number of products under development and increased spending for clinical development activities. As a percentage of sales, R&D expenses remained at 11% compared to the same period a year ago, reflecting the Company's continued commitment to innovation and technical leadership.

     Selling, general and administrative (SG&A) expenses increased $18.2 million (28%) compared to fiscal 1994 but decreased to 29% of sales from 30% of sales in the prior fiscal year. Selling and marketing expenses increased $12.1 million (29%) during the current year but remained at 19% as a percentage of sales to compared to the prior fiscal year. The dollar increase was associated with higher sales volumes, additional personnel, and increased facilities expenses. General and administrative expenses also increased by $6.1 million (27%) compared to fiscal 1994, but remained at 10% as a percentage of sales. In addition, total SG&A expenses were higher in both segments due in part to the translation of costs denominated in strong foreign currencies relative to the U.S. dollar, compared to the same period a year ago.

     OTHER INCOME (EXPENSE)

     Total other income, net increased by $1.5 million primarily due to a decrease of $0.7 million in interest expense due to lower average interest rates and the nonrecurrence of fiscal 1994 prepayment penalties associated with debt refinancing and an increase in other income of $0.7 million primarily due to a gain on the sale of an investment.

     INCOME TAXES

     The Company's effective tax rate for fiscal 1995 and fiscal 1994 remained at 39%.

1994 COMPARED TO 1993

     NET SALES AND GROSS PROFIT

     CONSOLIDATED

     During fiscal 1994, net sales increased $18.5 million (9%) to $215.4 million from $196.9 million in fiscal 1993, resulting primarily from higher sales volumes in both the Electro-Optical and Medical business segments. International sales were 51% of net sales for fiscal 1994 compared to 49% in fiscal 1993. Fiscal 1994 is the first year where international sales exceeded 50% of net sales.

     The gross profit rate was 49% for both fiscal 1994 and 1993.

     ELECTRO-OPTICAL

     Electro-Optical net sales increased $11.8 million (10%) to $126.0 million from $114.2 million in fiscal 1993. International sales were $70.4 million and 56% of total sales for fiscal 1994. The increase in net sales resulted primarily from higher sales volumes in the Coherent Laser Group and higher sales volumes in the Coherent Auburn Group. The sales increase for the Coherent Auburn Group was also due in part to the first quarter purchase of Coherent Optics Europe Ltd. (COEL), located in Leicester, England.

     The gross profit rate increased to 50% from 49% in fiscal 1993. This increase was primarily the result of improved variances and manufacturing efficiencies associated with the higher sales volumes.

     MEDICAL

     Medical net sales increased $6.7 million (8%) to $89.4 million in fiscal 1994 from $82.7 million in fiscal 1993. International sales increased $6.0 million (18%) to $39.0 million from $33.0 million in fiscal 1993 while domestic sales increased $0.7 million (1%) to $50.4 million from $49.7 million in the prior fiscal year. The increase in international sales was primarily attributable to increased sales volumes in Europe, Asia Pacific, Latin America and Canada. On a product line basis, the acceptance of the Ultima and the VersaPulse Select accounted for the increased sales volumes. The increase in fiscal 1994 domestic sales was primarily due to higher service contract revenue.

     The gross profit rate decreased to 49% in fiscal 1994 from 50% in fiscal 1993. The decline in margin was primarily due to lower average selling prices on VersaPulse upgrades. Such sales resulted from the replacement of existing VersaPulse lasers for the new VersaPulse Select.


     OPERATING EXPENSES
                                               Years Ended
                                           Oct. 1,       Sept. 25,
                                            1994           1993
                                          --------       --------
                                              (in thousands)
Research & development                    $ 24,740       $ 21,674
Selling, general & administrative           64,383         61,714
                                          --------       --------
Total operating expenses                  $ 89,123       $ 83,388
                                          --------       --------
                                          --------       --------

     Total operating expenses increased $5.7 million (7%) but decreased as a percentage of sales to 41% in fiscal 1994 from 42% in fiscal 1993. Current year research and development (R&D) expenses increased in absolute dollars by $3.1 million (14%) from fiscal 1993. The increase in R&D expenses resulted primarily from increased costs in the Medical segment associated with an increased number of products under development. As a percentage of sales, R&D expenses remained at 11% compared to the same period a year ago, reflecting the Company's continued commitment to innovation and technical leadership.

     Selling, general and administrative expenses increased $2.7 million (4%) compared to fiscal 1993 but decreased to 30% of sales from 31% of sales in fiscal 1993. Selling and marketing expenses increased $3.3 million (8%) during the current year. This increase was associated with higher sales volumes, additional personnel, and increased facilities expenses. The sales and marketing expense increase was partially offset by a decrease in general and administrative expenses of $0.6 million (3%) compared to fiscal 1993. This decrease was primarily due to certain nonrecurring expenses at Lambda Physik, GmbH for fiscal 1993, relating to the repayment of R&D grants to the German Federal Ministry for Research and Technology and the reserve for bad debts associated with an advance to a vendor.

     OTHER INCOME (EXPENSE)

     The increase in total other income, net of $0.2 million was primarily due to an increase in interest income of $0.7 million due to the increased cash and investments from fiscal 1993 and an increase in foreign exchange gains of $0.2 million. These increases were partially offset by lower minority interest income of $0.4 million and lower other income, net of $0.3 million due primarily to the 1993 gain on an investment.

     INCOME TAXES

     The Company's effective tax rate for fiscal 1994 was 39% compared to 34% in fiscal 1993. The effective tax rate in fiscal 1993 was lower than fiscal 1994 due primarily to certain fiscal 1993 foreign taxes lower than U.S. taxes.

     During fiscal 1993, the Company elected early adoption of Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes". SFAS 109 requires the use of the liability method for recording deferred income taxes. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash and short-term investments of $44.7 million at September 30, 1995. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $25.3 million as of September 30, 1995, of which $23.7 million is unused and available under these credit facilities. During fiscal 1995, such facilities have been used in Europe and Japan. Because of the Company's low debt to equity ratio (.11:1), management believes that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents, short-term investments and available lines of credit are expected to be sufficient to fund operations for fiscal 1996. The Company has certain financial covenants related to this debt. At September 30, 1995, the Company is in compliance with these covenants (see Note 6 "Short-term Borrowings" of the Notes to Consolidated Financial Statements").

CHANGES IN FINANCIAL CONDITION

     Cash and equivalents decreased by $6.8 million (25%) from October 1, 1994. Operations and changes in exchange rates generated $9.3 million; short-term investments increased $7.7 million. Investing activities used $18.5 million; $7.7 million was used to acquire property and equipment (net of proceeds from disposition of property and equipment), $4.5 million was used to purchase certain assets and license certain patents from Amoco, $4.3 million was used to purchase the former Porter Drive facility and $1.9 million was used for the purchase of the net assets of Adlas (see Note 3 "Acquisitions" of the Notes to Consolidated Financial Statements). Financing activities provided $2.4 million, sales of shares under employee benefit plans and collection of notes receivable from stock sales generated $6.2 million, partially offset by increased repayments on borrowings, net of $3.8 million.

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

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Registrant's directors will be set forth under the caption "Election of Directors - Nominees" in Registrant's proxy statement for use in connection with the Annual Meeting of Stockholders to be held in March, 1996, (the "1995 Proxy Statement") and is incorporated herein by reference. The 1996 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

     The following table sets forth the names, ages and office of all of the executive officers of the Company:


      Name                                 Age           Office Held
--------------------------------------------------------------------------------
James L. Hobart, Ph.D.                     62     Chairman of the Board of
                                                  Directors, Chief Executive
                                                  Officer and General Manager,
                                                  Coherent Medical Group

Henry E. Gauthier                          55     President and Chief Operating
                                                  Officer

Robert J. Quillinan                        48     Vice President and Chief
                                                  Financial Officer

Bernard J. Couillaud, Ph.D.                51     Vice President and General
                                                  Manager, Coherent Laser Group

Robert M. Gelber                           50     Vice President and General
                                                  Manager, Coherent Auburn Group

Dennis C. Bucek                            50     Treasurer and Assistant
                                                  Secretary

Scott H. Miller                            41     Vice President and General
                                                  Counsel

Larry W. Sonsini                           54     Secretary


     There are no family relationships between any of the executive officers and directors.

     Dr. Hobart served as the President of the Company from 1968 through June 1974 and from January 1976 through March 1983. From June 1974 to January 1976 he served as the Company's Chief Scientist. He has served as a director of the Company since 1966, as Chairman of the Board of Directors since 1974, as Chief Executive Officer since August 1988, and as General Manager of the Medical Group since August 1994.

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

     Mr. Gelber has served as Vice President and General Manager, Coherent Auburn Group since August 1986.

     Mr. Bucek has served as Treasurer and Assistant Secretary since August
1985.

     Mr. Miller has served as General Counsel to the Company since October 1988 and as Vice President since March 1994.

     For over five years, Mr. Sonsini has served as the Company's Secretary and has been a member of Wilson, Sonsini, Goodrich & Rosati, P.C., general counsel to the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding remuneration of Registrant's directors and executive officers will be set forth under the caption "Election of Directors - Executive Compensation" in Registrant's 1996 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will be set forth under the captions "Information Concerning Solicitation and Voting - Record Date and Share Ownership" and "Election of Directors - Security Ownership of Management" in Registrant's 1996 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be set forth under the caption "Election of Directors - Certain Transactions" in Registrant's 1996 Proxy Statement and is incorporated herein by reference.

                                     PART IV




ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND FORM 8-K REPORTS


                                                                          PAGE
                                                                          ----

(a)  1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of
     Coherent, Inc. and its subsidiaries are filed as part of this report on Form 10-K:

        Independent Auditors' Report                                       25

        Consolidated Balance Sheets - September 30, 1995
        and October 1, 1994                                                26

        Consolidated Statements of Income - Years ended
        September 30, 1995, October 1, 1994,
        and September 25, 1993                                             27

        Consolidated Statements of Stockholders' Equity -
        Years ended September 30, 1995, October 1, 1994,
        and September 25, 1993                                             28

        Consolidated Statements of Cash Flows - Years ended
        September 30, 1995, October 1, 1994,
        and September 25, 1993                                             29

     Notes to Consolidated Financial Statements                            31


     2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     Schedule II - Valuation and Qualifying Accounts                       46

     Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

(b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the three months ended September 30, 1995.

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

(c)  EXHIBITS CONTINUED

     Exhibit
     Numbers

      21.1               Subsidiaries.

      23.1               Independent Auditors' Consent.

      24.1               Power of Attorney.

      27.1               Financial Data Schedules.



* These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 16, 1994.

                                                       COHERENT, INC.
                                                       JAMES L. HOBART
                                                       -----------------------
                                                       By:   James L. Hobart
                                                       Chairman of the Board &
                                                       Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Henry E. Gauthier and Robert J. Quillinan, jointly and severally, his attorneys-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ JAMES L. HOBART                                    December 18, 1995
-----------------------------------------------        -------------------------
James L. Hobart                                               Date
(Director, Chairman of the Board &
Chief Executive Officer)

/s/ HENRY E. GAUTHIER                                  December 18, 1995
-----------------------------------------------        -------------------------
Henry E. Gauthier                                             Date
(Director, President & Chief Operating Officer)

/s/ ROBERT J. QUILLINAN                                December 18, 1995
-----------------------------------------------        -------------------------
Robert J. Quillinan                                           Date
(Vice President & Chief Financial Officer)

/s/ CHARLES W. CANTONI                                 December 18, 1995
-----------------------------------------------        -------------------------
Charles W. Cantoni                                            Date
(Director)

/s/ FRANK CARRUBBA                                     December 18, 1995
-----------------------------------------------        -------------------------
Frank Carrubba                                                Date
(Director)

/s/ THOMAS SLOAN NELSEN                                December 18, 1995
-----------------------------------------------        -------------------------
Thomas Sloan Nelsen                                           Date
(Director)

/s/ JERRY E. ROBERTSON                                 December 18, 1995
-----------------------------------------------        -------------------------
Jerry E. Robertson                                            Date
(Director)

                          INDEPENDENT AUDITORS'  REPORT


To the Stockholders and Board of Directors of Coherent, Inc.:

     We have audited the accompanying consolidated financial statements of Coherent, Inc. and its subsidiaries, listed in Item 14.(a)1. Our audits also included the consolidated financial statement schedule listed in Item 14.(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coherent, Inc. and its subsidiaries at September 30, 1995 and October 1, 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Notes 1 and 7 to the consolidated financial statements, in fiscal 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards 109.






DELOITTE  & TOUCHE LLP

San Jose, California
October 31, 1995

                         COHERENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      September 30,         October 1,
                                                                          1995                1994
--------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and equivalents                                                 $ 20,426            $ 27,239
   Short-term investments                                                 24,242              16,534
   Accounts receivable - net of allowances
      of $2,834 in 1995 and $2,384 in 1994                                62,374              49,074
   Inventories                                                            52,004              38,829
   Prepaid expenses and other assets                                      11,173              11,066
   Deferred tax assets                                                    14,733              13,527
--------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                     184,952             156,269
--------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT                                                    91,300              82,569
ACCUMULATED DEPRECIATION AND AMORTIZATION                                (46,427)            (39,362)
--------------------------------------------------------------------------------------------------------
   Property and equipment - net                                           44,873              43,207
--------------------------------------------------------------------------------------------------------

GOODWILL - net of accumulated amortization of
   $4,237 in 1995 and $3,497 in 1994                                      10,152               4,964
OTHER ASSETS                                                              15,897               7,326
--------------------------------------------------------------------------------------------------------
                                                                        $255,874            $211,766
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings                                                $  7,016            $  2,423
   Current portion of long-term obligations                                5,285               4,708
   Accounts payable                                                       11,688               8,012
   Income taxes payable                                                    4,165               3,809
   Other current liabilities                                              50,011              39,607
--------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                 78,165              58,559
--------------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS                                                      5,139               8,865
OTHER LONG-TERM LIABILITIES                                                9,597               6,789
MINORITY INTEREST IN SUBSIDIARIES                                          1,782               4,089
STOCKHOLDERS' EQUITY:
   Common stock, par value $.01:
      Authorized - 50,000 shares
      Outstanding - 10,869 in 1995 and 10,338 in 1994                        108                 103
   Additional paid-in capital                                             76,225              68,646
   Unrealized gain on investments                                            171
   Notes receivable from stock sales                                      (1,218)             (1,981)
   Retained earnings                                                      83,480              64,157
   Accumulated translation adjustment                                      2,425               2,539
--------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                               161,191             133,464
--------------------------------------------------------------------------------------------------------
                                                                        $255,874            $211,766
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)



                                                                          Years Ended
                                                              ------------------------------------------
                                                              Sept. 30,      Oct. 1,        Sept. 25,
                                                                1995           1994           1993
--------------------------------------------------------------------------------------------------------
NET SALES                                                     $285,499       $215,367       $196,883

COST OF SALES                                                  143,016        109,938         99,583
--------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                   142,483        105,429         97,300
--------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Research and development                                     29,981         24,740         21,674
   Selling, general and administrative                          82,590         64,383         61,714
--------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                       112,571         89,123         83,388
--------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                          29,912         16,306         13,912

OTHER INCOME (EXPENSE):
   Interest and dividend income                                  2,392          2,108          1,403
   Interest expense                                             (1,148)        (1,879)        (1,964)
   Other - net                                                     668            215            765
--------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME, NET                                          1,912            444            204
--------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                          31,824         16,750         14,116

PROVISION FOR INCOME TAXES                                      12,501          6,449          4,797
--------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                               19,323         10,301          9,319
--------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS:
   Loss from discontinued operations (net of tax
    benefits of $317)                                                                         (1,592)
   Gain (loss) on disposal of discontinued
    operations (net of tax of $715 and tax benefit
    of $4,030, respectively)                                                    1,154         (2,817)
--------------------------------------------------------------------------------------------------------
GAIN (LOSS) FROM DISCONTINUED OPERATIONS                                        1,154         (4,409)
--------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING
   FOR INCOME TAXES                                             19,323         11,455          4,910

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING FOR INCOME TAXES                                                                 5,637
--------------------------------------------------------------------------------------------------------
NET INCOME                                                    $ 19,323       $ 11,455       $ 10,547
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

COMMON AND EQUIVALENT PER SHARE DATA:

INCOME FROM CONTINUING
   OPERATIONS                                                 $   1.75       $   1.00       $    .93
GAIN (LOSS) FROM DISCONTINUED
   OPERATIONS                                                                     .11           (.44)
CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING FOR INCOME TAXES                                                                   .56
--------------------------------------------------------------------------------------------------------
NET INCOME                                                    $   1.75       $   1.11       $   1.05
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     Years ended September 30, 1995, October 1, 1994, and September 25, 1993
                                 (In thousands)



                                        Common Stock            Add.            Unreal.     Notes Rec.                      Accum
                                                   Par         Paid-in          Gain on     From Stock      Retain.         Trans.
                                       Shares      Val.        Capital         Investmts.     Sales        Earnings          Adj.
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 26, 1992             9,437      $ 94        $59,455           $           $(1,438)       $42,155         $3,210
Sales of shares under employee
     stock option plans                   324         4          3,175                          (496)
Productivity Incentive Plan
     distributions                         19                      230
Sales of shares under Employee
     Stock Purchase Plan                  133         1          1,179
Tax benefit of stock option
     transactions                                                  417
Collection of notes receivable                                                                   624
Translation adjustment                                                                                                      (2,134)
Net income                                                                                                   10,547
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 25, 1993             9,913        99         64,456                        (1,310)        52,702          1,076
Sales of shares under employee
     stock option plans                   202         2          2,066                          (671)
Productivity Incentive Plan
     distributions                         21                      291
Sales of shares under Employee
     Stock Purchase Plan                  202         2          1,617
Tax benefit of stock option
     transactions                                                  216
Translation adjustment                                                                                                       1,463
Net income                                                                                                   11,455
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 1994               10,338       103         68,646                        (1,981)        64,157          2,539
Sales of shares under employee
     stock option plans                   359         3          3,615                          (326)
Productivity Incentive Plan
     distributions                         21                      422
Sales of shares under Employee
     Stock Purchase Plan                  151         2          1,772
Tax benefit of stock option
     transactions                                                1,770
Change in unrealized gain on
     investments                                                                  171
Collection of notes receivable                                                                 1,089
Translation adjustment                                                                                                        (114)
Net income                                                                                                   19,323
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995            10,869      $108        $76,225           $171        $(1,218)       $83,480         $2,425
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           Years Ended
                                                         -----------------------------------------------
                                                              Sept. 30,       Oct. 1,       Sept. 25,
                                                                1995           1994           1993
--------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS:

OPERATING ACTIVITIES:
   Net income                                                  $19,323        $11,455        $10,547
   Adjustments to reconcile to net cash
      provided by operating activities:
         (Gain) loss on disposal of segment                                    (1,154)         2,817
         Discontinued operations                                                               1,592
         Cumulative effect of change in accounting
            for income taxes                                                                  (5,637)
         Purchases of short-term trading investments           (87,137)       (64,470)
         Proceeds from sales of short-term trading
            investments                                         79,600         57,131
         Depreciation and amortization                           8,955          7,862          7,274
         Issuance of common stock under
            Productivity Incentive Plan                            422            291            230
         Deferred income taxes                                   1,601            319          5,297
         Minority interest in subsidiaries                      (2,307)           283            424
         Dividends paid to minority stockholders                                                (431)
         Equity in (income) loss of  joint ventures                 80           (202)
         Changes in assets and liabilities:
            Accounts receivable                                (10,980)        (3,741)         2,065
            Inventories                                        (10,383)        (1,702)         3,232
            Prepaid expenses and other assets                      125          3,602         (7,300)
            Accounts payable                                     3,504            250            399
            Other current liabilities                            8,410          4,095          5,329
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       11,213         14,019         25,838
--------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Purchases of short-term investments                                                       (61,702)
   Proceeds from sales of short-term investments                                              63,944
   Purchases of property and equipment                          (8,384)       (10,728)       (12,855)
   Dispositions of property and equipment, net                     654            380            986
   Purchase of Amoco assets                                     (4,520)
   Purchase of Porter Drive facility                            (4,311)
   Cash paid for acquisition of Adlas                           (1,941)
   Proceeds from disposal of segment:
      Cash                                                                                     4,414
      Receivables                                                                             (4,222)
   Other - net                                                      43         (1,663)        (1,923)
--------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                         (18,459)       (12,011)       (11,358)
--------------------------------------------------------------------------------------------------------
                                                                                          (continued)

                         COHERENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)
                                 (In thousands)


                                                                           Years Ended
                                                            --------------------------------------------
                                                              Sept. 30,       Oct. 1,       Sept. 25,
                                                                1995           1994           1993
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Long-term debt borrowings                                  $    940       $  8,926       $  2,732
   Long-term debt repayments                                    (5,670)       (12,762)        (2,850)
   Short-term borrowings                                         2,960             84          4,510
   Short-term repayments                                        (2,026)        (1,560)       (12,729)
   Repayments of capital lease obligations                                       (587)          (513)
   Sales of shares under employee stock option
      and purchase plans, net                                    5,066          3,016          3,863
   Collection of notes receivable from stock sales               1,089                           624
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES             2,359         (2,883)        (4,363)
--------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND EQUIVALENTS                                              (1,926)           191            163
--------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND EQUIVALENTS                            (6,813)          (684)        10,280
   Cash and equivalents beginning of year                       27,239         27,923         17,643
--------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS END OF YEAR                              $ 20,426       $ 27,239       $ 27,923
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

NONCASH INVESTING AND FINANCING ACTIVITIES:

   Purchase of Adlas net assets:
      Purchase obligation due                                 $  4,996
      Cash paid                                                  1,941
      Net tangible assets acquired                              (1,015)
                                                              ---------
      Goodwill acquired                                       $  5,922
                                                              ---------
                                                              ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the year for:
      Interest                                                $  1,032       $  1,718       $  2,023
      Income taxes                                            $ 13,417       $  2,905       $  5,987
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       30

                         COHERENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Coherent, Inc. and its majority owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated. The functional currency of the Company's foreign subsidiaries is their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of stockholders' equity. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method.

     The Company's fiscal year ends on the Saturday nearest to September 30. Consequently, the Company's fiscal years for 1995 and 1993 included 52 weeks and fiscal year 1994 included 53 weeks.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company's policy is to invest in various short-term debt instruments including certificates of deposit, bankers acceptances and repurchase agreements of major banks and institutions, obligations of the U.S. Treasury and U.S. Government agencies, tax-exempt municipal securities and commercial paper with credit ratings of A1 and P1. All highly liquid debt instruments purchased with a remaining maturity of three months or less are classified as cash equivalents.

     During fiscal 1994, the Company elected early adoption of Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company has classified its short-term investments in debt instruments as trading securities and the carrying value of such securities has been adjusted to fair market value, which was not materially different from cost. The cumulative effect of initial adoption was not significant.

     During fiscal 1995 the Company classified an investment in marketable equity securities as available for sale and recorded an unrealized gain of $171,000 in stockholders' equity at September 30, 1995. The cost of such investment had been written off in previous years when such securities were restricted and recoverability was doubtful.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:


                                                  1995           1994
--------------------------------------------------------------------------------
                                                    (In thousands)
Purchased parts and assemblies                  $14,840        $12,020
Work-in-process                                  19,836         14,714
Finished goods                                   17,328         12,095
--------------------------------------------------------------------------------
Inventories                                     $52,004        $38,829
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are generally depreciated or amortized using the straight-line method. Cost and estimated useful lives are as follows:


                                             1995      1994      Useful Life
--------------------------------------------------------------------------------
                                                (In thousands)
Land                                        $5,852    $5,828
Buildings and improvements                  28,665    27,126     20-31 years
Equipment, furniture and fixtures           53,883    47,146      3-10 years
Leasehold improvements                       2,900     2,469     Terms of lease
--------------------------------------------------------------------------------
Property and equipment                     $91,300   $82,569
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Included in equipment, furniture and fixtures is equipment under capital leases with a cost of $1,676,000 at September 30, 1995 (accumulated amortization of $1,335,000) and $2,136,000 at October 1, 1994 (accumulated amortization of $1,337,000).

GOODWILL

     Goodwill relates to acquired subsidiaries and is being amortized on a straight-line basis over estimated useful lives of three to forty years.

WARRANTY

     The Company warrants certain of its products and provides for estimated product warranty costs at the time of sale.

REVENUE RECOGNITION

     The Company generally recognizes revenue from product sales upon shipment and from service upon performance or over the terms of the service contract as appropriate.

CONCENTRATION OF CREDIT RISK

     Financial instruments which may potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company places its investments only in U.S. Treasury obligations or with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one institution. The majority of its short-term investments are in U.S. Treasury bills and notes at September 30, 1995. The majority of the Company's accounts receivable are derived from sales to customers for medical and surgical applications, scientific research applications, and OEM's. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company maintains reserves for potential credit losses, and all such losses to date have been within management's expectations.

INCOME TAXES

     Federal income taxes have not been provided on a portion of the unremitted earnings of foreign subsidiaries either because such earnings are intended to be permanently reinvested or because foreign tax credits are available to offset any planned distributions of such earnings. The total amount of unremitted earnings of foreign subsidiaries was approximately $4,390,000 at September 30, 1995. Withholding taxes of approximately $139,000 would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

     During fiscal 1993, the Company elected early adoption of Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes". SFAS 109 requires the use of an asset and liability method for recording deferred income taxes. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

     The cumulative effect of this accounting change, which resulted in recognizing previously unrecognized tax benefits for years prior to fiscal 1993, increased net earnings for fiscal 1993 by $5,637,000 or $.56 per share.

COMMON AND EQUIVALENT PER SHARE DATA

     Common and equivalent per share data is based upon the weighted average number of common shares outstanding during the period plus dilutive common share equivalents and shares issuable under the Productivity Incentive Plan. Dilutive common share equivalents include outstanding stock options when the exercise price is less than the average market price and shares subscribed under the Employee Stock Purchase Plan. The number of common and dilutive common equivalent shares used were 11,062,000 in 1995, 10,342,000 in 1994, and 10,073,000 in 1993.

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassification had no impact on net income or retained earnings for any year presented.

2.   DISCONTINUED OPERATIONS

     During fiscal 1993, the Company disposed of its Industrial segment. The sale was recorded in three separate transactions. Effective June 26, 1993, certain assets, liabilities and the business of Coherent General, Inc., a manufacturer and developer of industrial laser products primarily for the automotive, electronics, aerospace and consumer industries, located in Sturbridge, Massachusetts were sold to Transfer Technology Group plc (TTG) for cash of $500,000 and a note of $3,722,000 plus imputed interest of 7.5%, due in
August 1994.   During fiscal 1994, the Company refinanced the remaining balance of the note ($2,000,000), and included the purchase of additional inventory by TTG of $600,000. The new note of $2,600,000 plus imputed interest of 6.73% was due and paid in August 1995. Also effective June 26, 1993, the net assets of the industrial business of the Company's subsidiary in Hull, England were sold to Lumonics Ltd. for $4,281,000, including $500,000 of minimum future royalties. Effective August 31, 1993, the Company substantially completed its disposition of the operating assets of the Industrial segment when it sold the net assets of its Coherent General subsidiary in to Eimac Co., Ltd. for $132,000.

     The loss on disposition of the segment has been accounted for as discontinued operations and prior years' financial statements have been restated to reflect the discontinuation of the Industrial segment. During fiscal 1994, the Company substantially completed its plan of disposition which resulted in a net gain of $1.2 million from the reversal of inventory valuation reserves and certain accruals in excess of amounts required. Net sales of the Industrial segment for 1993 were $14,269,000.

3.   ACQUISITIONS

     Effective June 30, 1995, the Company acquired the business and net assets of Adlas GmbH and Co. KG (Adlas), located in Lubeck, Germany for approximately $6.9 million. The Company paid $1.9 million in cash and recorded a $3.5 million note payable due December 31, 1995 and a $1.5 million deferred payment due December 31, 1997. This deferred payment does not accrue interest and is contingent on achieving certain net sales goals which the Company believes are probable of being attained. The acquisition has been accounted for as a purchase and, accordingly, the Company has recorded the $5.9 million excess of the purchase price over the fair value of net tangible assets acquired as goodwill which is being amortized over ten years. Adlas is a leading manufacturer of DPSS lasers used in commercial applications such as semiconductor inspection, reprographics, materials
processing, and analytical instrumentation.   The results of  Adlas are included
in the Company's results for the fourth quarter of fiscal 1995. The proforma unaudited net sales, net income and earnings per share for fiscal 1995 giving effect to the acquisition as if it had occurred on October 2, 1994 were
$290,699,000, $19,460,000 and $1.76, respectively,   The proforma net sales, net
income and earnings per share for fiscal 1994 as if Adlas had been acquired on September 26, 1993 were $220,167,000, $11,545,000, and $1.12, respectively .

     Effective March 24, 1995, Coherent and ATx Telecom Systems, Inc. (AMOCO) entered into an "Asset Purchase and Sale Agreement" whereby Coherent purchased certain assets (consisting primarily of patents and technology licenses) relating to Amoco's diode pumped solid-state laser technology for $4.5 million in cash. The intangible assets acquired of $4.3 million are being amortized primarily over a ten year period.

In October 1993, the Company acquired the business and net assets of Vinten Electro-Optics Ltd. (VEOL), a wholly-owned subsidiary of Vinten Group plc
located in Leicester, England, for approximately $1.5 million in cash.   The
acquisition has been accounted for as a purchase and accordingly, the Company has recorded the excess of the purchase price over the fair value of net tangible assets acquired as $0.3 million of goodwill which is being amortized over five years. VEOL is a supplier of optical components and windows for infra-red imaging systems and is operating as Coherent Optics Europe Ltd.
(COEL). VEOL's results of operations have been included in the Consolidated Statements of Operations for all of fiscal 1995 and 1994. The pro forma unaudited net sales for fiscal 1993 giving effect to the acquisition as if it had occurred on September 27, 1992 were $200,873,000.

4.   BALANCE SHEET DETAILS
     Prepaid expenses and other assets consist of the following:


                                                  1995                1994
--------------------------------------------------------------------------------
                                                      (In thousands)
Prepaid income taxes                            $ 5,690             $ 4,686
Prepaid expenses and other                        5,483               3,553
Notes receivable from Transfer
 Technology Group plc                                                 2,827
--------------------------------------------------------------------------------
Prepaid expenses and other assets               $11,173             $11,066
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Other assets consist of the following:


                                                  1995                1994
--------------------------------------------------------------------------------
                                                      (In thousands)

Assets held for investment                      $ 6,726             $ 1,760
Intangibles and other assets                      9,171               5,566
--------------------------------------------------------------------------------
Other assets                                    $15,897              $7,326
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Assets held for investment at September 30, 1995 includes the Company's former Porter Drive facility purchased for $4.3 million and at September 30, 1995 and October 1, 1994 include the Company's former manufacturing facility in Sturbridge, Massachusetts which the Company is leasing to TTG (see Note 2).

     Other current liabilities consist of the following:


                                                  1995                1994
--------------------------------------------------------------------------------
                                                       (In thousands)
Accrued expenses and other                      $16,085             $13,635
Accrued payroll and benefits                     15,889              12,407
Deferred service income                           8,595               7,359
Reserve for warranty                              6,856               5,418
Customer deposits                                 2,586                 788
--------------------------------------------------------------------------------
Other current liabilities                       $50,011             $39,607
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Other long-term liabilities consist of the following:


                                                  1995                1994
--------------------------------------------------------------------------------
                                                       (In thousands)
Deferred tax liabilities                        $ 4,679             $ 1,952
Environmental remediation costs                   2,469               2,573
Deferred income and other                         2,449               2,264
--------------------------------------------------------------------------------
Other long-term liabilities                     $ 9,597             $ 6,789
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


5.   FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     Cash equivalents and short-term investments are stated at fair market value based on quoted market prices.

     The recorded carrying amount of the Company's long-term obligations approximates fair market value.

     The carrying amount and fair value of foreign exchange contracts were $23.6
million and $23.5 million, respectively, at September 30, 1995.   The carrying
amount and fair value of foreign exchange contracts was $8.5 million at October 1, 1994. The Company held no foreign exchange contracts at October 1, 1994.
The fair value of foreign exchange contracts is estimated by obtaining quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

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

     At September 30, 1995 and October 1, 1994, the Company had foreign currency forward contracts outstanding to hedge accounts receivable and backlog, which mature at various dates, to reduce exposure to foreign currency exchange risk. The aggregate contract value of instruments used to buy U.S. dollars in exchange for Japanese yen was $3,726,000 at September 30, 1995 and $1,719,000 at October 1, 1994. The aggregate contract value of instruments used to buy U.S. dollars in exchange for German deutschemarks was $14,216,000 at September 30, 1995 and $4,258,000 at October 1, 1994. The aggregate contract value of instruments used to buy U.S. dollars in exchange for French francs was $5,126,000 at September 30, 1995 and $2,557,000 at October 1, 1994. The aggregate contract value of instruments used to buy U.S. dollars in exchange for British pounds sterling was $475,000 at September 30, 1995.

6.   SHORT-TERM BORROWINGS

     Short-term borrowings consist of the following:


                                                            1995          1994
--------------------------------------------------------------------------------
                                                              (In thousands)
Note payable for Adlas acquisition (see Note 3)          $  3,472
Note payable due to minority interest in subsidiary         2,003        $   227
Borrowings under bank credit lines                          1,541          2,196
--------------------------------------------------------------------------------
Short-term borrowings                                    $  7,016        $ 2,423

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The note payable to minority interest in subsidiary is due upon four weeks notice from the noteholder and bears interest at FIBOR (Frankfurt Interbank Offered Rate) plus 0.5% with a maximum of 9.0%.

     The Company maintains lines of credit worldwide with several banks. The Company's primary domestic line of credit is a $10,000,000 unsecured revolving account from Bank of America which expires March 31, 1996. In addition, the Company has several foreign lines of credit which allow it to borrow in the applicable local currency. These lines of credit total $15,276,000 and are concentrated in Germany. The Company's lines of credit generally provide borrowing at the bank reference rate or better which varies depending on the country where the funds are borrowed. The Company's domestic lines of credit are generally subject to standard covenants related to financial ratios, profitability and dividend payments. The Company was in compliance with all financial covenants at September 30, 1995.

7.   INCOME TAXES

     The provision for income taxes from continuing operations consists of the following:


                                            1995           1994           1993
--------------------------------------------------------------------------------
                                                    (In thousands)
CURRENTLY PAYABLE:
Federal                                   $ 5,749        $ 6,920        $ 3,568
State                                       1,249          1,309            713
Foreign                                     2,694         (2,099)        (1,293)
--------------------------------------------------------------------------------
                                            9,692          6,130          2,988
--------------------------------------------------------------------------------
DEFERRED CHARGE (CREDIT):
Federal                                     3,439            (77)         2,089
State                                        (125)            59
Foreign                                      (505)           337           (280)
--------------------------------------------------------------------------------
                                            2,809            319          1,809
--------------------------------------------------------------------------------
Provision for income taxes from
 continuing operations                    $12,501        $ 6,449        $ 4,797
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The components of income (loss) from continuing operations before income taxes consist of:



                                            1995           1994           1993
--------------------------------------------------------------------------------
                                                    (In thousands)
United States                             $27,282        $17,378        $16,698
Foreign                                     4,542           (628)        (2,582)
--------------------------------------------------------------------------------
Income from continuing operations         $31,824        $16,750        $14,116
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The reconciliation of the statutory federal income tax rate to the effective rate for continuing operations is as follows:


                                            1995           1994           1993
--------------------------------------------------------------------------------
                                            % of           % of           % of
                                           Pretax         Pretax         Pretax
                                           Income         Income         Income
--------------------------------------------------------------------------------
Federal statutory tax rate                   35.0%          35.0%          34.8%
Foreign taxes higher (lower)
 than U.S. taxes                              1.9            2.3          (13.2)
Foreign tax credit                           (2.2)         (10.0)
Increase in valuation allowance                              7.9
Foreign losses in excess of
 available tax benefits                                     (0.2)           7.6
State income taxes, net of federal
 income tax benefit                           2.3            5.3            4.6
Research and Development credit,
 net of recapture                            (2.0)          (1.2)          (1.8)
Effect of graduated rate                                                   (0.8)
Other                                         4.3           (0.6)           2.8
--------------------------------------------------------------------------------
Provision for income taxes from
 continuing operations                      39.3%          38.5%          34.0%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The significant components of deferred tax assets and liabilities were:


                                                      September 30,   October 1,
                                                          1995           1994
--------------------------------------------------------------------------------
                                                             (in thousands)
Deferred tax assets:
Reserves and accruals not currently deductible           $ 7,020        $ 5,779
Operating loss carryforwards and tax credits               3,715          5,870
Intercompany profit                                          696            617
Deferred service revenue                                   2,260          2,071
Other                                                      1,922          1,339
--------------------------------------------------------------------------------
                                                          15,613         15,676
Valuation allowance                                       (1,817)        (1,817)
--------------------------------------------------------------------------------
                                                          13,796         13,859
Deferred tax liabilities:
Depreciation                                               1,975          1,945
Other                                                      1,767            657
--------------------------------------------------------------------------------
                                                           3,742          2,602
--------------------------------------------------------------------------------
Total deferred tax assets and liabilities                $10,054        $11,257
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The total net deferred tax asset is classified on the balance sheet at September 30, 1995 and October 1, 1994 as follows (in thousands):


                                                          1995           1994
--------------------------------------------------------------------------------
Current deferred income tax assets                       $14,733        $13,527
Current deferred income tax liabilities                                    (318)
Non-current deferred income tax liabilities               (4,679)        (1,952)
--------------------------------------------------------------------------------
Net deferred tax assets                                  $10,054        $11,257
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

8.   LONG-TERM OBLIGATIONS
     The components of long-term obligations are as follows:


                                                          1995           1994
--------------------------------------------------------------------------------
                                                             (In thousands)
Notes payable                                            $ 5,862        $ 9,609
Bonds payable:
   1981                                                       12             66
   1984                                                      302            381
   1988                                                    2,600          2,800
Capital leases (Note 12)                                     123            717
Deferred acquisition payment (Note 3)                      1,525
--------------------------------------------------------------------------------
                                                          10,424         13,573
Current portion                                           (5,285)        (4,708)
--------------------------------------------------------------------------------
Long-term obligations                                    $ 5,139        $ 8,865
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


     NOTES PAYABLE - At September 30, 1995, notes payable consists of $0.3 million at 5.5% for the mortgage on the facilities of Lambda Physik, GmbH, $3.8 million for the mortgage on the Santa Clara CLG and Corporate facility as well as for general working capital requirements at an interest rate of 6.3%, $1.6 million for the financing of equipment with varying interest rates from 7.6% to 9.2% and $0.2 million of other notes with interest at 6.0%. Notes payable are generally secured by the related assets financed.

     BONDS PAYABLE - Bonds payable were issued to finance the construction of certain facilities and acquisition of equipment which secure repayment of the bonds. The 1981 and 1984 bonds are payable in installments through 1996 and 1999, respectively, with interest (7.9% and 6.1%, respectively, at September 30, 1995) adjusted periodically based on 70-85% of the prime rate. The average interest rate on these bonds was 5.3% during fiscal 1995 and 5.7% during fiscal 1994. The 1988 bonds are payable in installments through 2008 with a variable interest rate (4.18% at September 30, 1995) not to exceed 12%. The 1988 bonds are guaranteed by a letter of credit issued by Union Bank with an annual fee of 1.5%.

     Annual  maturities  of debt  (excluding capital  leases)  are:   1996 -
$5,188,000, 1997 - $2,052,000, 1998 - $1,524,000, 1999 - $262,000, 2000 -
$200,000 and thereafter $1,600,000.

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

10.  EMPLOYEE BENEFIT PLANS

PRODUCTIVITY INCENTIVE PLAN

     The Productivity Incentive Plan (Plan) provides for quarterly distributions of common stock and cash to each eligible employee. The amounts of the distributions are based on consolidated pre-tax profit, the market price of the Company's common stock and the employee's salary. The fair market value of common stock and cash that are earned under the Plan are charged to expense. For fiscal 1995, 18,593 shares (fair market value of $482,672) and $2,597,904 were accrued for the benefit of employees. For fiscal 1994, 23,200 shares (fair market value of $302,500) and $1,547,000 were accrued for the benefit of employees. For fiscal 1993, 19,400 shares (fair market value of $254,000) and
$1,253,000 were accrued for the benefit of employees.   At September 30, 1995,
the Company had 67,023 shares of its common stock reserved for future issuance under the Plan.

COHERENT EMPLOYEE RETIREMENT AND INVESTMENT PLAN

     Under the Coherent Employee Retirement and Investment Plan, the Company matches employee contributions to the Plan up to a maximum of 6% of the employee's individual earnings. Employees become eligible for after tax participation and for Company matching contributions after completing one year of service. The Company's contributions (net of forfeitures) for fiscal 1995, 1994, and 1993 were $2,385,000, $2,307,000, and $2,312,000, respectively.

SUPPLEMENTAL RETIREMENT PLAN

     The Company has a Supplemental Retirement Plan for senior management personnel which permits the participants to contribute up to 24% of their before tax earnings to a trust. The Company will match these contributions up to an amount equal to 6% of such participants' earnings less any amounts contributed by the Company to such participant under the Coherent Employment Retirement and Investment Plan. The Company's contributions (net of forfeitures) for fiscal 1995, 1994, and 1993 were $12,344, $11,359, and $10,739, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the twelve-month offering period. In fiscal 1995, 150,300 shares were purchased by and distributed to employees at an average price of $11.80 per share. In fiscal 1994, 201,800 shares were purchased by and distributed to employees at an average price of $8.02 per share. In fiscal 1993, 133,000 shares were purchased by and distributed to employees at an average price of $8.87 per share.

     At September 30, 1995, $1,405,000 had been contributed by employees that will be used to purchase a maximum of 129,000 shares in fiscal 1996 at a price determined under the terms of the Plan. At September 30, 1995, the Company had 503,900 shares of its common stock reserved for future issuance under the plan.

STOCK OPTIONS

     Under the Company's stock option plans, non-statutory or incentive stock options to purchase common stock may be granted to officers and other key employees, who also may be directors. The option price is the fair market value at the grant date. Under the plans, options expire not more than six years after the date of grant and become exercisable as determined by the Board of Directors. At September 30, 1995, 1,243,000 shares of the Company's common stock were reserved for issuance under the plans.

     Under the Company's 1990 Directors' Option Plan, non-statutory stock options are automatically granted to non-employee directors of the Company.
Such directors initially receive a stock option for 10,000 shares exercisable over a four year period. Additionally the non-employee directors receive an annual grant of 2,500 shares exercisable four years from the date of grant. These options are exercisable at the fair market value of the common stock on the date of grant and expire six years thereafter. At September 30, 1995, there were options outstanding for 57,500 shares under the plan and 20,000 shares remain available for future grants.

     Additional information with respect to the stock option plans is as follows:



                                                                     Option Exercise Price
                                                            ----------------------------------------
                                                              Range Per Share
                                          Number            --------------------
                                         of Shares           Low           High        Total
----------------------------------------------------------------------------------------------------
OUTSTANDING, SEPTEMBER 26, 1992          1,281,000          $8.00         $15.63    $12,853,000

Granted                                    233,000           9.00          15.25      3,225,000
Exercised                                 (324,000)          8.63          13.50     (3,180,000)
Canceled                                  (153,000)          8.63          15.63     (1,562,000)
----------------------------------------------------------------------------------------------------
OUTSTANDING, SEPTEMBER 25, 1993          1,037,000           8.00          15.25     11,336,000



Granted                                    283,000          12.00          14.75      3,700,000
Exercised                                 (201,000)          8.00          13.00     (2,067,000)
Canceled                                   (82,000)          8.63          14.50       (965,000)
----------------------------------------------------------------------------------------------------
OUTSTANDING, OCTOBER 1, 1994             1,037,000           8.00          15.25     12,004,000

Granted                                    293,400          14.25          35.00      7,970,000
Exercised                                 (359,000)          8.00          15.25     (3,618,000)
Canceled                                   (46,400)          8.63          27.50       (649,000)
----------------------------------------------------------------------------------------------------
OUTSTANDING, SEPTEMBER 30, 1995            925,000           8.63          35.00     15,707,000
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


     At September 30, 1995, options for approximately 186,800 shares were exercisable and 322,100 shares were available for future option grants.

NOTES RECEIVABLE FROM STOCK SALES

     Notes receivable from stock sales result from the exercise of stock options for notes. The notes are full recourse promissory notes bearing interest at variable rates ranging from 5.34% to 7.88% and are collateralized by the stock issued upon exercise of the stock options. Interest is payable annually and principal is due from 1996 through 1999.

11.  OTHER INCOME  (EXPENSE)

     Other income (expense) is as follows:


                                                        Years Ended
                                           -------------------------------------
                                           Sept. 30,      Oct. 1,      Sept. 25,
                                             1995           1994          1993
--------------------------------------------------------------------------------
Minority interest in subsidiaries           $(282)         $(176)         $ 246
Royalty income                                134             88             99
Foreign exchange gain (loss)                  112             71            (95)
Equity in income (loss) of joint ventures     (80)           202
Gain on investment, net                       487                           402
Other -  net                                  297             30            113
--------------------------------------------------------------------------------
Other income - net                          $ 668          $ 215          $ 765
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




12.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     The Company leases several of its facilities under operating leases. In addition, the Company leases the land for its Auburn manufacturing facilities under long-term fixed leases.

     In addition, the Company leases certain equipment under capital lease agreements (see Note 1).

     Future minimum payments under the Company's leases are as follows (in thousands):


                                                Capital      Operating
     Fiscal Year Ending                         Leases        Leases
-------------------------------------------------------------------------
          1996                                    $104         $3,028
          1997                                      27          2,464
          1998                                                  1,975
          1999                                                  1,404
          2000                                                    567
       Thereafter                                               3,537
-------------------------------------------------------------------------
         Total                                    $131        $12,975
                                                              -------
                                                              -------
     Amounts representing interest                   8
                                                  ----
     Present value of minimum lease payments      $123
                                                  ----
                                                  ----


     Rent expense was $3,015,000 in fiscal 1995, $3,797,000 in fiscal 1994, and $4,125,000 in fiscal 1993.

     In September 1988, the Company entered into several agreements with Patlex Corporation (Patlex) whereby the Company was granted a license to several laser related patents developed by Dr. Gordon Gould and assigned to Patlex. Under the terms of the agreements, the Company pays royalties to Patlex of 5% and 2% of certain defined domestic sales and international sales, respectively, subject to certain exceptions and limitations. Royalty expense under these agreements was $1,123,000 in fiscal 1995, $1,149,000 in fiscal 1994, and $1,093,000 in fiscal
1993.  The remaining patents expire on various dates through May 2005.

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

     The Company was also named, along with other parties, to a remedial action order for the former facility site itself in Stanford Industrial Park. The State of California has approved the Remedial Investigation Report, Feasibility Study Report, Remedial Action Plan Report and Final Remedial Action Report, prepared by the Company for this site. The Company has been operating remedial systems at the site to remove subsurface chemicals since April 1992.

     Management believes that the Company's probable, nondiscounted net liability at September 30, 1995 for remaining costs associated with the above environmental matters is $1.7 million which has been previously accrued. This amount consists of total estimated probable costs of $3.1 million ($0.6 million included in accrued expenses and $2.5 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $1.4 million included in Other Assets from other parties named to the order. The Company filed a lawsuit in November, 1995 in the District Court of Northern California against these other parties seeking contribution for these expenses. The Company believes that it is probable that it will be successful in obtaining a judgment at least in the amount of the accrual. Based on currently available information, management believes that costs in excess of amounts accrued, if any, relating to the investigation and remedial action which may be required by the agencies of the State of California, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

13.  BUSINESS SEGMENTS

     During fiscal 1993, the Company sold its Industrial business segment and now operates in two industry segments. The Company designs, manufactures and markets electro-optical products such as lasers, optics and related accessories, and medical products such as laser and optical systems used for surgical and therapeutic applications.

     Intersegment sales are accounted for primarily at domestic selling prices. Intercompany sales between geographic areas are accounted for at a discount from domestic selling prices. Corporate assets are principally those not identifiable to a segment and include such items as cash and equivalents, short-term investments, certain receivables, prepaid expenses, deferred income taxes, certain property and equipment, assets held for sale and other assets.
Corporate expenses include depreciation of corporate assets and general legal expenses. Net assets of discontinued operations include all assets and liabilities, net, of the discontinued Industrial segment.

     Information concerning the Company's operations by industry segment and geographic area is as follows:


---------------------------------------------------------------------------------------------
INDUSTRY SEGMENT DATA                                 1995           1994            1993
---------------------------------------------------------------------------------------------
NET SALES, INCLUDING                                            (In thousands)
 INTERSEGMENT SALES:
    Electro-Optical products                        $175,557       $138,096       $120,514
    Medical products                                 126,308         89,376         82,688
    Intersegment sales                               (16,366)       (12,105)        (6,319)
---------------------------------------------------------------------------------------------
NET SALES                                           $285,499       $215,367       $196,883
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS:
    Electro-Optical products                        $ 22,681       $ 14,039       $  8,464
    Medical products                                   7,930          2,881          6,400
    Corporate expenses                                  (699)          (614)          (952)
---------------------------------------------------------------------------------------------
INCOME  FROM OPERATIONS                             $ 29,912       $ 16,306       $ 13,912
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS:
    Electro-Optical products                        $126,803       $105,261       $101,010
    Medical products                                  59,850         46,085         44,759
    Eliminations                                      (4,516)        (2,926)        (3,372)
---------------------------------------------------------------------------------------------
    Total identifiable assets                        182,137        148,420        142,397
    Corporate assets                                  73,737         63,346         51,847
    Net assets of discontinued operations                                              137
---------------------------------------------------------------------------------------------
TOTAL ASSETS                                        $255,874       $211,766       $194,381
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION:
    Electro-Optical products                        $  6,407       $  5,810       $  5,022
    Medical products                                   2,379          1,675          2,103
    Corporate                                            169            377            149
---------------------------------------------------------------------------------------------
TOTAL DEPRECIATION AND AMORTIZATION                 $  8,955       $  7,862       $  7,274
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES:
    Electro-Optical products                        $  5,450       $  7,264       $ 11,665
    Medical products                                   2,719          3,119          1,129
    Corporate                                            215            345             61
---------------------------------------------------------------------------------------------
TOTAL CAPITAL EXPENDITURES                          $  8,384       $ 10,728       $ 12,855
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------


GEOGRAPHIC REGION INFORMATION                          1995           1994           1993
---------------------------------------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS                           (In thousands)
BY GEOGRAPHIC REGION:
    United States                                   $200,057       $152,115       $144,599
    Europe                                            78,094         59,774         49,926
    Far East and other                                 7,348          3,478          2,358
---------------------------------------------------------------------------------------------
NET SALES                                           $285,499       $215,367       $196,883
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
SALES TO AFFILIATES (ELIMINATED IN
CONSOLIDATION) BY GEOGRAPHIC REGION:
    United States                                   $ 29,278       $ 22,933       $ 22,150
    Europe                                            13,627         10,920          9,648
---------------------------------------------------------------------------------------------
NET SALES                                           $ 42,905       $ 33,853       $ 31,798
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS:
    United States                                   $ 31,439       $ 16,869       $ 16,409
    International                                        647           (223)        (1,064)
    Corporate expenses                                  (700)          (869)          (841)
    Transfers between geographic areas                (1,474)           529           (592)
---------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                              $ 29,912       $ 16,306       $ 13,912
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS:
    United States                                   $127,621       $101,556       $ 97,249
    International                                     59,032         49,790         48,520
    Eliminations                                      (4,516)        (2,926)        (3,372)
---------------------------------------------------------------------------------------------
    Total identifiable assets                        182,137        148,420        142,397
    Corporate assets                                  73,737         63,346         51,847
    Net assets of discontinued operations                                              137
---------------------------------------------------------------------------------------------
TOTAL ASSETS                                        $255,874       $211,766       $194,381
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
EXPORT SALES:
    Far East                                        $ 44,312       $ 29,870       $ 28,579
    Other                                             17,140         16,843         16,337
---------------------------------------------------------------------------------------------
TOTAL EXPORT SALES                                  $ 61,452       $ 46,713       $ 44,916
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
NET SALES TO GEOGRAPHIC REGION:
    United States                                   $138,605       $105,402       $ 99,683
    International                                    146,894        109,965         97,200
---------------------------------------------------------------------------------------------
NET SALES                                           $285,499       $215,367       $196,883
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

Net assets of foreign subsidiaries as of year-end were as follows:


                                                       1995           1994           1993
---------------------------------------------------------------------------------------------
                                                                (In thousands)
Total assets                                        $ 59,032       $ 49,702       $ 51,311
Net assets of discontinued operations                                                  137
Total liabilities                                    (41,615)       (39,436)       (38,240)
---------------------------------------------------------------------------------------------
NET ASSETS                                          $ 17,417       $ 10,266       $ 13,208
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------


14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for fiscal 1995 and 1994 are as follows:


                                                        First       Second        Third         Fourth
                                                       Quarter      Quarter       Quarter       Quarter
----------------------------------------------------------------------------------------------------------
                                                            (In thousands, except per share amounts)
YEAR ENDED SEPTEMBER 30, 1995:

Net sales                                             $ 58,583      $ 66,456      $ 76,247      $ 84,213
Gross profit                                            29,738        32,554        38,141        42,050
Net income                                               3,486         4,389         5,117         6,331
Net income per share                                       .33           .40           .46           .56
----------------------------------------------------------------------------------------------------------

YEAR ENDED OCTOBER 1, 1994 (1):

Net sales                                             $ 47,026      $ 55,215      $ 55,257      $ 57,869
Gross profit                                            22,935        27,323        26,719        28,452
Income from continuing operations                        1,429         2,956         2,896         3,020
Net income                                               1,429         2,956         2,896         4,174
Net income per share:
   Income from continuing operations                  $    .14      $    .29      $    .28      $    .29
   Net income                                              .14           .29           .28           .40
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------


(1) Net earnings for the fourth quarter of 1994 included a gain of $1,154,000 ($.11 per share), (net of taxes of $715,000), from the reversal of inventory valuation reserves and certain accruals that were no longer required relating to the operations discontinued in fiscal 1993.

                                                                     SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED SEPTEMBER 30, 1995, OCTOBER 1, 1994,
                             AND SEPTEMBER 25, 1993
                                 (In thousands)


                                                                    Additions
                                                      Balance at    Charged to   Deductions      Balance
                                                      Beginning     Costs and       from          at End
                                                      of Period      Expenses   Reserves (1)    of Period
----------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1995:
Accounts receivable allowances                          $2,384        $1,461      $(1,011)        $2,834
Warranty                                                 5,418        10,010        (8,572)        6,856
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 1, 1994:
Accounts receivable allowances                          $3,025        $1,384        $2,025        $2,384
Warranty                                                 5,814         8,209         8,605         5,418
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 25, 1993:
Accounts receivable allowances                          $2,964        $1,320        $1,259        $3,025
Warranty                                                 6,515         8,618         9,319         5,814
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------


(1) Reductions from the reserves are for the purpose for which the reserves were created.

Securities and Exchange Commission
Washington, D.C.  20549


Form 10-K Annual Report
Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1995

------------------------------------------------
COHERENT, INC.
EXHIBITS
------------------------------------------------

                                INDEX TO EXHIBITS




                                                                 Sequentially
    Exhibit                                                        Numbered
    Number                           Exhibit                         Page
    ------                           -------                     ------------

     21.1      Subsidiaries                                      See page 49

     23.1      Independent Auditors' Consent                     See page 50

     24.1      Power of Attorney                                 See page 24

     27.1      Financial Data Schedules                          See page 51


All other exhibits required to be filed as part of this report have been incorporated by reference. See item 14(c) for a complete index of such exhibits.