Form 10-Q
period 1995-12-30
COHERENT INC
filed 1996-02-13
CIK 21510

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 1995

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

                      APPLICABLE ONLY TO CORPORATE ISSUES:

The number of shares outstanding of registrant's common stock, par value $.01 per share, at February 2, 1996 was 10,988,010 shares.

                                 COHERENT, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        -------

PART I.   FINANCIAL INFORMATION:

Consolidated Condensed Statements of Income --
     Three months ended December 30, 1995 and December 31, 1994            3

Consolidated Condensed Balance Sheets --
     December 30, 1995 and September 30, 1995                              4

Consolidated Condensed Statements of Cash Flows --
     Three months ended December 30, 1995 and December 31, 1994            5

Notes to Consolidated Condensed Financial Statements                       6

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                   9

PART II.  OTHER INFORMATION                                               13

SIGNATURES                                                                14

                          PART I. FINANCIAL INFORMATION

                         COHERENT, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              THREE
                                                          MONTHS ENDED
                                                          ------------
                                                 DECEMBER 30,      DECEMBER 31,
                                                    1995              1994
-------------------------------------------------------------------------------
NET SALES                                          $83,681           $58,583
COST OF SALES                                       41,325            28,845
-------------------------------------------------------------------------------
GROSS PROFIT                                        42,356            29,738
-------------------------------------------------------------------------------
OPERATING EXPENSES:
     Research and development                        8,005             6,668
     Selling, general and administrative            24,903            17,571
-------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                            32,908            24,239
-------------------------------------------------------------------------------
INCOME  FROM OPERATIONS                              9,448             5,499

OTHER INCOME (EXPENSE):
     Interest and  dividend income                     676               558
     Interest expense                                 (144)             (314)
     Foreign exchange gain (loss)                       15               (95)
     Other - net                                       603                58
-------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE), NET                    1,150               207
-------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                          10,598             5,706
PROVISION FOR INCOME TAXES                           4,133             2,220
-------------------------------------------------------------------------------
NET INCOME                                          $6,465            $3,486
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NET INCOME PER COMMON
     AND COMMON EQUIVALENT SHARE                     $0.57             $0.33
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                  11,405            10,675
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (UNAUDITED;  IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)


                                                    DECEMBER 30,   September 30,
                                                       1995             1995
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and equivalents                               $11,117         $20,426
   Short-term investments                              37,920          24,242
   Accounts receivable - net of allowances of
       $2,813 in 1996 and $2,834 in 1995               65,037          62,374
   Inventories                                         54,255          52,004
   Prepaid expenses and other assets                    6,747          11,173
   Deferred tax assets                                 16,179          14,733
-------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                  191,255         184,952
-------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                                 93,864          91,300
ACCUMULATED DEPRECIATION AND AMORTIZATION             (47,793)        (46,427)
-------------------------------------------------------------------------------
   Property and equipment - net                        46,071          44,873
-------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
   $4,622 in 1996 and $4,237 in 1995                   10,904          10,152
OTHER ASSETS                                           17,193          15,897
-------------------------------------------------------------------------------
                                                     $265,423        $255,874
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings                               $4,869          $7,016
   Current portion of long-term obligations             5,200           5,285
   Accounts payable                                    12,032          11,688
   Income taxes payable                                 8,635           4,165
   Other current liabilities                           50,011          50,011
-------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                              80,747          78,165
-------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                   4,040           5,139
OTHER LONG-TERM  LIABILITIES                            9,905           9,597
MINORITY INTEREST IN SUBSIDIARIES                       1,888           1,782

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01
       Authorized - 50,000 shares
       Outstanding - 10,971 in 1996 and 10,869 in 1995    109             108
   Additional paid-in capital                          77,668          76,225
   Notes receivable from stock sales                   (1,218)         (1,218)
   Unrealized gain on investments                         212             171
   Retained earnings                                   89,945          83,480
   Accumulated translation adjustment                   2,127           2,425
-------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                            168,843         161,191
-------------------------------------------------------------------------------
                                                     $265,423        $255,874
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                               THREE
                                                           MONTHS ENDED
                                                           ------------
                                                     DECEMBER 30,  December 31,
                                                        1995            1994
-------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
OPERATING ACTIVITIES:
   Net income                                         $ 6,465         $ 3,486
   Adjustments to reconcile to net cash
       used for operating activities:
       Purchases of short-term investments            (35,978)        (26,699)
       Proceeds from sales of short-term investments   22,300          20,900
       Changes in assets and liabilities                4,325          (1,912)
       Other adjustments                                1,504          (4,451)
-------------------------------------------------------------------------------
NET CASH USED FOR OPERATING ACTIVITIES                 (1,384)         (8,676)
-------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Purchases of property and equipment - net           (3,315)           (867)
   Purchase of asset held for investment                               (4,312)
   Other - net                                         (2,644)           (171)
-------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                 (5,959)         (5,350)
-------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Long-term debt repayments                           (1,149)           (844)
   Notes payable borrowings                             1,990           1,683
   Notes payable repayments                            (4,081)         (2,649)
   Repayments of capital lease obligations                (31)           (151)
   Sales of shares under employee benefit plans         1,132           1,374
   Other                                                                   51
-------------------------------------------------------------------------------
NET CASH USED FOR FINANCING ACTIVITIES                 (2,139)           (536)
-------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND EQUIVALENTS                                173             263
-------------------------------------------------------------------------------
   Net decrease in cash and equivalents                (9,309)        (14,299)
   Cash and equivalents beginning of period            20,426          27,239
-------------------------------------------------------------------------------
CASH AND EQUIVALENTS END OF PERIOD                    $11,117         $12,940
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those reflected in the Company's annual report to stockholders for the fiscal year ended September 30, 1995. All adjustments necessary for a fair presentation have been made which comprise only normal, recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year.

2. Common and equivalent per share data is based upon the weighted average number of common shares outstanding during the period including dilutive common share equivalents and shares issuable under the Productivity Incentive Plan. Dilutive common stock equivalents include outstanding stock options when the exercise price is less than the average market price and shares subscribed under the Employee Stock Purchase Plan.

     No dividends were paid in fiscal 1996 or 1995.

3.   Balance Sheet Detail:

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:


                                                December 30,      September 30,
                                                   1995              1995
     --------------------------------------------------------------------------
                                                        (IN  THOUSANDS)
     Purchased parts and assemblies             $ 15,293            $ 14,840
     Work-in-process                              21,461              19,836
     Finished goods                               17,501              17,328
     --------------------------------------------------------------------------
     Inventories                                $ 54,255            $ 52,004
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------

     Prepaid expenses and other assets consists of the following:

                                                December 30,     September 30,
                                                   1995              1995
     --------------------------------------------------------------------------
                                                       (IN  THOUSANDS)

     Prepaid expenses and other                 $  6,356            $  5,483
     Prepaid income taxes                            391               5,690
     --------------------------------------------------------------------------
     Prepaid expenses and other assets          $  6,747            $ 11,173
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------


Other assets consist of the following:

                                                December 30,      September 30,
                                                   1995                1995
-------------------------------------------------------------------------------
                                                      (IN  THOUSANDS)
Assets held for investment                      $  7,805            $  6,726
Intangibles and other assets                       9,388               9,171
-------------------------------------------------------------------------------
Other assets                                    $ 17,193            $ 15,897
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


Other current liabilities consist of the following:

                                                December 30,      September 30,
                                                   1995                1995
-------------------------------------------------------------------------------
                                                      (IN  THOUSANDS)
Accrued expenses and other                      $ 16,795            $ 16,085
Accrued payroll and benefits                      14,011              15,889
Deferred income                                    8,714               8,595
Reserve for warranty                               7,603               6,856
Customer deposits                                  2,888               2,586
-------------------------------------------------------------------------------
Other current liabilities                       $ 50,011            $ 50,011
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



Other long-term liabilities consist of the following:

                                                December 30,      September 30,
                                                   1995                1995
-------------------------------------------------------------------------------
                                                      (IN  THOUSANDS)
Deferred tax liabilities                        $  4,744            $  4,679
Environmental remediation costs                    2,480               2,469
Deferred income and other                          2,681               2,449
-------------------------------------------------------------------------------
Other long-term liabilities                     $  9,905            $  9,597
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

4. Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

     Management believes that the Company's probable, nondiscounted net liability at December 30, 1995 for remaining costs associated with the above environmental matters is $1.6 million which has been previously accrued. This amount consists of total estimated probable costs of $3.1 million ($0.6 million included in other current liabilities and $2.5 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $1.5 million included in other assets from other parties named to the order. The Company filed a lawsuit in November 1995 in the District Court of Northern California against these other parties seeking contribution for these expenses. The Company believes that it is probable that it will be successful in obtaining a judgment at least in the amount of the accrual. Based on currently available information, management believes that costs in excess of amounts accrued, if any, relating to the investigation and remedial action which may be required by the agencies of the State of California, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

5. Certain prior year amounts have been reclassified to conform with the current quarter presentation.

                         COHERENT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Company operates in a technologically advanced, dynamic and highly competitive environment. The Company's future operating results are and will continue to be subject to quarterly variations based on a variety of factors, many of which are beyond the Company's control, including fluctuations in customer orders and foreign currency exchange rates, among others. While the Company attempts to identify and respond to these conditions in a timely manner, such conditions represent significant risks to the Company's performance. In particular, the Company has experienced in recent quarters significant increases in orders, sales and profits which it believes have contributed to the increase in its stock price over this period. However, if the level of orders diminishes during the next, or any future quarter, or if for any reason the Company's shipments are disrupted (particularly near a quarter-end when the Company typically ships a significant portion of its sales), it would have a material adverse effect on sales and earnings, and a corresponding adverse effect on the market price of the Company's stock.

     Similarly, the Company conducts a significant portion of its business internationally. International sales accounted for more than 50% of the Company's sales for fiscal 1995 and 50% for the first three months of fiscal 1996. The Company expects that international sales will continue to account for a significant portion of its net sales in the future. A significant amount of these sales occur through its international subsidiaries, some of which also perform research, development, manufacturing and service functions. As a result of the Company's international sales and operations, it is subject to the risks of conducting business internationally, including fluctuations in foreign exchange rates, which could affect the sales price in local currencies of the Company's products in foreign markets as well as the Company's local costs and expenses of its foreign operations. The Company uses forward exchange and currency swap contracts, and other risk management techniques, to hedge its exposure to currency fluctuations relating to its intercompany transactions and certain firm foreign currency commitments; however, its international subsidiaries remain exposed to the economic risks of foreign currency fluctuations.

     In keeping with its strategy of focusing on international market growth, the Company terminated its relationship with its independent sales representative for ophthalmic products in Japan and commenced selling these products directly on February 1, 1996. Japan is the largest international medical market and creating much closer relationships with Japanese customers should enable Coherent to provide stronger support and help develop products much more rapidly for the Japanese market. The Company believes it has sufficient resources to meet the requirements of selling these products direct in Japan.

     The sales representative has filed a lawsuit in Japan claiming that Coherent terminated the relationship without just cause and is seeking an injunction prohibiting Coherent from selling its ophthalmic products in Japan. Coherent believes that the lawsuit is without merit based on the legal advice of its Japanese attorneys and will vigorously defend the lawsuit. It is likely that Coherent's sales of ophthalmic products in Japan will be reduced as the former distributor sells off its remaining inventory over the next two or three quarters. The Company does not believe that this will have a material adverse affect on its financial results as a whole.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

     The company's net income for the first quarter ended December 30, 1995 was $6.5 million ($0.57 per common share) compared to $3.5 million ($0.33 per common share) in the prior year's first quarter. Pretax income increased $4.9 million (86%) to $10.6 million from $5.7 million one year ago. The primary factors contributing to these increases over the prior year's first quarter were higher sales volumes and lower operating expenses as a percentage of sales. The effective tax rate for the first quarter of fiscal 1996 remained at 39% compared to the same quarter one year ago.

NET SALES AND GROSS PROFITS

CONSOLIDATED

     The Company's sales for the current quarter ended December 30, 1995 increased $25.1 million (43%) to $83.7 million from $58.6 million for the same period one year ago. Sales in the Medical and Electro-Optical business segments grew 55% and 33%, respectively. International sales increased $11.9 million (40%) and domestic sales increased $13.2 million (46%) for the current quarter. For the current quarter, international sales represented 50% of total sales.

     The gross profit rate remained at 51%, comparable to the gross profit rate of the prior year's first quarter.

ELECTRO-OPTICAL

     Electro-Optical net sales increased $10.7 million (33%) to $43.1 million for the current quarter compared to $32.4 million in the prior year's first quarter. Sales increased in all three operating groups due primarily to increased sales volumes of products associated with recent acquisitions and the effect of broader acceptance in the current quarter of newer products introduced in the prior year.

     The gross profit rate remained over 51% for the current quarter compared to the same quarter last year.

MEDICAL

     Medical segment sales increased $14.4 million (55%) to $40.6 million from $26.0 million one year ago. The increase resulted primarily from increased shipments of products for cosmetic applications. The ability to ship higher volumes reduced the substantial backlog accumulated during the past several quarters.

     The gross profit rate decreased to 50% for the current quarter from 51% in the prior year's first quarter. Margins decreased due to reduced shipments of products to Japan which normally have higher than average margins partially offset by a more favorable mix of products for cosmetic applications.

OPERATING EXPENSES

                                                    First Quarter
                                                 1996               1995
                                               ----------------------------
                                                    (IN THOUSANDS)
Research & development                         $  8,005            $  6,668






Selling, general & administrative                24,903              17,571
-------------------------------------------------------------------------------
Total operating expenses                       $ 32,908            $ 24,239
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     Total operating expenses increased $8.7 million (36%) in the quarter ended December 30, 1995 compared to the prior year's first quarter. This increase resulted primarily from an increase in research and development (R&D) expenses of $1.3 million (20%) and an increase in selling, general and administrative (SG&A) expenses of $7.3 million (42%). However, as a percentage of sales, total operating expenses have decreased to 39% in the current quarter compared to 41% one year ago.

     R&D expenses increased $1.3 million (20%) in the current quarter to $8.0 million from $6.7 million compared to the same period a year ago but decreased as a percentage of sales to 10% from 11% in the prior year. Most of the dollar increase occurred in the Electro-Optical business segment, primarily due to headcount from business acquisitions; however, expressed as a percentage of sales, R&D expenses remained constant within this segment.

     SG&A expenses increased $7.3 million (42%) in the current quarter to $24.9 million from $17.6 million one year ago but remained at 30% as a percentage of sales. In the Electro-Optical business segment, SG&A increased $2.3 million but decreased as a percentage of sales from 28% to 26%. In the Medical business segment, these expenses increased $5.3 million and also increased as a percentage of sales to 34% from 31%. This increase is primarily due to increased sales and marketing expenses in the Medical segment due to a higher level of promotion and trade show activity and due to increased costs associated with the higher sales volumes and additional headcount.

OTHER INCOME (EXPENSE)

     Other income (expense), net increased $0.9 million for the current quarter to $1.1 million from $0.2 million in the prior year's first quarter. This increase was primarily due to higher interest income on higher average cash and investments, the impact of favorable interest rate changes on third party financing arrangements, increased royalty income, lower interest expense due to capitalization of interest on the refurbishing of the Porter Drive building and lower foreign exchange losses due to the effects of hedging activity.

INCOME TAXES

     The Company's effective tax rate for the three months ended December 30, 1995 and December 31, 1994 was 39%.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash, cash equivalents and short-term investments of $49.0 million. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $25.1 million. As of December 30, 1995, the Company had $22.3 million unused and available under these credit facilities.

CHANGES IN FINANCIAL CONDITION

     Cash and cash equivalents decreased $9.3 million (46%) year-to-date. Operations and changes in exchange rates used $1.2 million including a $13.7 million increase in short-term investments. Investing activities used $6.0 million including $3.3 million used to acquire property and equipment (net of proceeds from dispositions of property and equipment) and $2.6 million of other investing activities consisting of $1.1 million related to certain acquisitions made by the Company and $0.7 million of expenditures on the refurbishment of the Porter Drive facility. Financing activities used $2.1 million including repayments on borrowings, net of $3.2 million partially offset by sales of shares under employee benefit plans, net, which generated $1.1 million.

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



ITEM 1.   Material developments in connection with legal proceedings.
          N/A

ITEM 2.   Material modification of rights of registrant's securities.
          N/A

ITEM 3.   Defaults on senior securities.
          N/A

ITEM 4.   Submission of matters to a vote of security holders.
          N/A

ITEM 5.   Other.
          N/A

ITEM 6.   Exhibits and Reports on Form 8-K.
          Exhibits 27 "Financial Data Schedules" included herewith.

                                 COHERENT, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                COHERENT, INC.

                                (Registrant)










Date: February 13, 1996         By:  ROBERT J. QUILLINAN
                                     ----------------------------------
                                     Robert J. Quillinan
                                     Vice President and Chief Financial Officer