Form 10-K/A
period 1995-09-30
COHERENT INC
filed 1996-04-16
CIK 21510

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K/A
                                  AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

          Listed below are those documents incorporated by reference and the part of the Form 10-K into which the document is incorporated: None.

ITEM 11.  EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

    The following table shows, as to the Chief Executive officer and each of the other four most highly compensated executive officers whose salary plus bonus exceeded $100,000, information concerning compensation awarded to, earned by or paid for services to the Company in all capacities during the last three fiscal years (to the extent that such person was the Chief Executive Officer and/or executive officer, as the case may be, during any part of such fiscal year):

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                                                         COMPENSATION
                                                                                         ------------
                                                      ANNUAL COMPENSATION
                                          --------------------------------------------      AWARDS
                                                                        OTHER ANNUAL     ------------    ALL OTHER
      NAME AND PRINCIPAL POSITION         YEAR  SALARY ($)  BONUS ($)   COMPENSATION     OPTIONS (#)    COMPENSATION
- ----------------------------------------  ----  ---------   --------  ----------------   ------------   ------------
                                          1995  $ 243,456   $228,248       --               12,500       $20,576(1)
James L. Hobart                           1994  $ 233,918   $ 96,433       --               12,500       $19,516
 Chairman and Chief Executive Officer     1993  $ 224,994   $ 96,901       --               12,500       $17,885

                                          1995  $ 232,498   $217,975       --               11,000       $16,930(2)
Henry E. Gauthier                         1994  $ 223,431   $ 92,134       --               11,000       $15,654
 President and Chief Operating Officer    1993  $ 215,010   $ 91,310       --               11,000       $15,857

Robert J. Quillinan                       1995  $ 173,218   $159,461       --                6,000       $11,643(3)
 Vice President and Chief Financial       1994  $ 160,235   $ 61,474       --                6,000       $11,081
 Officer                                  1993  $ 161,177   $ 60,792       --                6,000       $10,679

                                          1995  $ 166,156   $140,898       --                6,000       $11,791(4)
Bernard J. Couillaud                      1994  $ 155,885   $ 64,932       --                6,000       $11,146
 Vice President and General Manager       1993  $ 133,662   $ 78,668       --                6,000       $ 9,536

                                          1995  $ 152,867   $158,259       --                6,000       $10,162(5)
Robert M. Gelber                          1994  $ 144,094   $ 71,009       --                6,000       $ 8,613
 Vice President and General Manager       1993  $ 140,005   $ 16,162       --                6,000       $ 8,235

- ------------------------
(1) Includes $14,517 contributed by the Company under defined contribution plans and $6,059 in life insurance benefits.

(2) Includes $13,597 contributed by the Company under defined contribution plans and $3,333 in insurance benefits.

(3) Includes $10,633 contributed by the Company under defined contribution plans and $1,010 in life insurance benefits.

(4) Includes $10,209 contributed by the Company under defined contribution plans and $1,582 in life insurance benefits.

(5) Includes $8,904 contributed by the Company under defined contribution plans and $1,259 in life insurance benefits.

STOCK OPTION GRANTS AND EXERCISES

    The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options granted during the fiscal year ended September 30, 1995.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                      INDIVIDUAL GRANTS
                                    -----------------------------------------------------    POTENTIAL REALIZABLE
                                                     % OF TOTAL                            VALUE AT ASSUMED ANNUAL
                                      NUMBER OF        OPTIONS                               RATES OF STOCK PRICE
                                      SECURITIES     GRANTED TO                            APPRECIATION FOR OPTION
                                      UNDERLYING    EMPLOYEES IN   EXERCISE                        TERM (3)
                                       OPTIONS         FISCAL        PRICE    EXPIRATION   ------------------------
NAME                                GRANTED (#)(1)    YEAR (2)      ($/SH)       DATE        5% ($)       10% ($)
- ----------------------------------  --------------  -------------  ---------  -----------  -----------  -----------
James L. Hobart...................        12,500          4.45%    $   27.50     4/12/01   $   116,908  $   265,224
Henry E. Gauthier.................        11,000          3.92%    $   27.50     4/12/01   $   102,879  $   233,397
Robert J. Quillinan...............         6,000          2.14%    $   27.50     4/12/01   $    56,116  $   127,308
Bernard J. Couillaud..............         6,000          2.14%    $   27.50     4/12/01   $    56,116  $   127,308
Robert M. Gelber..................         6,000          2.14%    $   27.50     4/12/01   $    56,116  $   127,308

- ------------------------
(1) The Company's 1987 Stock Option Plan and 1995 Stock Plan (collectively the "Option Plans") provide for the grant of options and stock purchase rights to officers, employees and consultants of the Company. Options granted under the Option Plans may be either "nonstatutory options" or "incentive stock options." The exercise price is determined by the Board of Directors or its Compensation Committee and in the case of incentive stock options may not be less than 100% of the fair market value of the Common Stock on the date of grant (110% in the case of grants to 10% shareholders). The options expire not more than ten years from the date of grant, and may be exercised only while the optionee is employed by the Company or within such period of time after termination of employment as is determined by the Board or its Committee at the time of grant. The Board of Directors may determine when options granted may be exercisable.

(2) The Company granted options to purchase an aggregate of 239,175 shares to all employees other than executive officers and granted options to purchase an aggregate of 41,500 shares to all executive officers as a group (5 persons), during fiscal 1995.

(3) This column sets forth hypothetical gains or "option spreads" for the options at the end of their respective ten-year terms, as calculated in accordance with the rules of the Securities and Exchange Commission. Each gain is based on an arbitrarily assumed annualized rate of compound appreciation of the market price at the date of grant of 5% and 10% from the date the option was granted to the end of the option term. The 5% and 10% rates of appreciation are specified by the rules of the Securities and
    Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices. The Company does not necessarily agree that this method properly values an option. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock and overall market conditions.

    The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options exercised during the fiscal year ended September 30, 1995 and the value of unexercised options at such date.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                                OPTIONS/SARS AT         IN-THE-MONEY OPTIONS AT
                                 SHARES                    SEPTEMBER 30, 1995 (#)(2)   SEPTEMBER 30, 1995 ($)(3)
                               ACQUIRED ON      VALUE      --------------------------  --------------------------
NAME                           EXERCISE (#) REALIZED ($)(1) EXERCISABLE UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
- -----------------------------  -----------  -------------  -----------  -------------  -----------  -------------
James L. Hobart..............      12,500    $    56,250       25,000        37,500    $   675,000   $   690,625
Henry E. Gauthier............      20,638    $   343,417       12,362        33,000    $   342,207   $   607,750
Robert J. Quillinan..........           0    $         0       12,000        18,000    $   324,000   $   331,500
Bernard J. Couillaud.........       2,500    $    11,250       15,500        18,000    $   427,250   $   331,500
Robert M. Gelber.............      10,500    $   304,438        6,000        18,000    $   167,250   $   331,500

- ------------------------
(1) The value realized is calculated based on the closing price of the Company's Common Stock as reported by the Nasdaq National Market on the date of exercise minus the exercise price of the option, and does not necessarily indicate that the optionee sold such stock.

(2) The Company has not granted any stock appreciation rights and its stock plans do not provide for the granting of such rights.

(3) The market value of underlying securities is based on the difference between the closing price of the Company's Common Stock on September 30, 1995 of $36.50 (as reported by Nasdaq National Market) and the exercise price.

OTHER EMPLOYEE BENEFIT PLANS

EMPLOYEE RETIREMENT AND INVESTMENT PLAN AND SUPPLEMENTARY RETIREMENT PLAN

    Effective January 1, 1979, the Company adopted the Coherent Employee Retirement and Investment Plan. Employees become eligible to participate after completing one year of service. Under this plan, the Company will match employee contributions to the plan up to a maximum of 6% of the employee's individual earnings. An employee is not entitled to any part of the Company's contribution until the completion of his or her third year of employment. After the end of the third year of employment, 20% of the Company's contribution vests. Thereafter, an additional 20% of the Company's contribution vests at the end of each year of completed service until the end of the seventh year of employment when such contributions become 100% vested. Effective as of 1985, the plan was amended and restated to conform the plan to new regulations and to qualify under
Section 401(k) of the Internal Revenue Code of 1986, as amended to permit employees to make contributions to the plan from their pre-tax earnings. Effective January 1, 1990, the Company adopted the Supplementary Retirement Plan which provides that certain senior management may contribute income to a trust fund. The Company will match such contributions up to 6% of the participant's income. Such contributions are subject to the same vesting requirements as contributions made under the Employment Retirement and Investment Plan.

MANAGEMENT BONUS PLAN

    The Company's Management Bonus Plan provides for the payment of quarterly cash bonuses to members of management designated by the Board of Directors determined by a formula based on improvements of pre-tax profits, cash flow and asset management over preset threshold levels for each operating group or business unit. Those employees who participate in the Bonus Plan who are not assigned to an operating group or business unit receive an average of such amounts.

PRODUCTIVITY INCENTIVE PLAN

    Under the Company's Productivity Incentive Plan (the "Incentive Plan") 450,000 shares of Common Stock were initially reserved and as of the fiscal year ended September 30, 1995, 67,023 shares of Common Stock were available for issuance to employees of the Company and its designated subsidiaries who are customarily employed for at least twenty hours per week. The purpose of the Incentive Plan is to enhance an employee's proprietary interest in the Company and to create an incentive for the Company's success.

    The Incentive Plan provides for the quarterly distribution of cash or Common Stock, at the election of each participant, based upon the quarterly profitability of the Company. The amount of cash or number of shares of Common Stock distributed to each participant is determined by dividing a participant's "incentive compensation" by the fair market value of the Company's Common Stock at the end of each three-month period.

EMPLOYEE STOCK PURCHASE PLAN

    The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the stockholders in 1980. A total of 2,287,500 shares of Common Stock were initially reserved and as of the end of the fiscal year 632,647 shares of Common Stock remained available for issuance thereunder. The Purchase Plan permits employees who are employed for at least twenty hours per week and more than five months in a calendar year to purchase Common Stock of the Company, through payroll deductions, which may not exceed 10% of an employee's compensation, at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each twelve-month period. The Purchase Plan provides for two offerings during each fiscal year, each having a duration of twelve months.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of the Record Date certain information with respect to the beneficial ownership of the Company's Common Stock by (i) any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each director and each nominee for director to the Company, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all executive officers and directors of the Company as a group.

                                                                                  NUMBER OF    PERCENT
NAME AND ADDRESS                                                                   SHARES     OF TOTAL
- -------------------------------------------------------------------------------  -----------  ---------
James L. Hobart (1)............................................................      239,521      2.18%
Henry E. Gauthier (2)..........................................................      105,885      *
Robert J. Quillinan (3)........................................................       39,715      *
Bernard Couillaud (4)..........................................................       20,075      *
Robert M. Gelber (5)...........................................................       12,722      *
Frank P. Carrubba (6)..........................................................        5,000      *
Thomas Sloan Nelsen (7)........................................................        6,000      *
Charles W. Cantoni (8).........................................................        2,500      *
Jerry E. Robertson (9).........................................................        2,500      *
All directors and executive officers as a group (9 persons) (10)...............      432,968      3.95%

- ------------------------
  * Represents less than 1%.

 (1) Includes 2,700 shares held of record by members of Mr. Hobart's family, as to which shares he disclaims beneficial ownership. Also includes 25,000 shares issuable upon exercise of options which are currently exercisable or will become exercisable within 60 days of the Record Date.

 (2) Includes 11,000 shares issuable upon exercise of options held by Mr. Gauthier which are currently exercisable or will become exercisable within 60 days of the Record Date.

 (3) Includes 12,000 shares issuable upon exercise of options held by Mr. Quillinan which are currently exercisable or will become exercisable within 60 days of the Record Date.

 (4) Includes 15,500 shares issuable upon exercise of options held by Mr. Couillaud which are currently exercisable or will become exercisable within 60 days of the Record Date.

 (5) Includes 3,032 shares issuable upon exercise of options held by Mr. Gelber which are currently exercisable or will become exercisable within 60 days of the Record Date.

 (6)  Includes  5,000  shares issuable  upon  exercise  of options  held  by Mr.
    Carrubba which are currently exercisable or will become exercisable within 60 days of the Record Date.

 (7) Includes 5,000 shares issuable upon exercise of options held by Dr. Nelsen which are currently exercisable or will become exercisable within 60 days of the Record Date.

 (8) Includes 2,500 shares issuable upon exercise of options held by Mr. Cantoni which are currently exercisable or will become exercisable within 60 days of the Record Date.

 (9) Includes 2,500 shares issuable upon exercise of options held by Mr. Robertson which are currently exercisable or will become exercisable within 60 days of the Record Date.

(10) At the Record Date, executive officers and directors of the Company as a group (9 persons) held options to purchase an aggregate of 238,532 shares of Common Stock, representing approximately 26.41% of outstanding options at that date. The numbers set forth in this table include an aggregate of 81,532 shares which are currently exercisable or will become exercisable within 60 days of such date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Compensation Committee is composed of Directors Carrubba, Cantoni, Nelsen and Robertson. During the last fiscal year, the Company paid Dr. Thomas Nelsen $60,000 in consulting fees. Dr. Nelsen has more than 40 years of experience as a physician and, before his retirement, was a Professor of Surgery at Stanford University School of Medicine. Utilizing this experience, Dr. Nelsen has worked closely with the Company in developing and refining new laser products for the medical field. Management believes that this arrangement is at least as favorable as could be negotiated with an outside consultant.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on
April   , 1996.

                                                       COHERENT, INC.
                                                       JAMES L. HOBART
                                                       -----------------------
                                                       By:   James L. Hobart
                                                       Chairman of the Board &
                                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ JAMES L. HOBART                                    April 16, 1996
- -----------------------------------------------        -------------------------
James L. Hobart                                               Date
(Director, Chairman of the Board &
Chief Executive Officer)

/s/ HENRY E. GAUTHIER                                  April 16, 1996
- -----------------------------------------------        -------------------------
Henry E. Gauthier                                             Date
(Director, President & Chief Operating Officer)

/s/ ROBERT J. QUILLINAN                                April 16, 1996
- -----------------------------------------------        -------------------------
Robert J. Quillinan                                           Date
(Vice President & Chief Financial Officer)

/s/ CHARLES W. CANTONI                                 April 16, 1996
- -----------------------------------------------        -------------------------
Charles W. Cantoni                                            Date
(Director)

/s/ FRANK CARRUBBA                                     April 16, 1996
- -----------------------------------------------        -------------------------
Frank Carrubba                                                Date
(Director)

/s/ THOMAS SLOAN NELSEN                                April 16, 1996
- -----------------------------------------------        -------------------------
Thomas Sloan Nelsen                                           Date
(Director)

/s/ JERRY E. ROBERTSON                                 April 16, 1996
- -----------------------------------------------        -------------------------
Jerry E. Robertson                                            Date
(Director)


By: /s/ ROBERT J. QUILLINAN
    --------------------------
    Robert J. Quillinan
    (Attorney-In-Fact)