Form 10-Q
period 1996-03-30
COHERENT INC
filed 1996-05-15
CIK 21510

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               -------------

                                 FORM 10-Q

                               -------------

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1996

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

                                (408) 764-4000
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ---      ---
                      APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes       No
                                ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUES:

The number of shares outstanding of registrant's common stock, par value $.01 per share, at May 1, 1996 was 11,064,731 shares.

                              COHERENT, INC.

                                   INDEX


                                                                   Page No.
                                                                   --------
PART I.       FINANCIAL INFORMATION:

  Consolidated Condensed Statements of Income --
    Three months and six months ended March 30, 1996
    and April 1, 1995                                                  3

  Consolidated Condensed Balance Sheets --
    March 30, 1996 and September 30, 1995                              4

  Consolidated Condensed Statements of Cash Flows --
    Six months ended March 30, 1996 and April 1, 1995                  5

  Notes to Consolidated Condensed Financial Statements                 6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                9

PART II.      OTHER INFORMATION                                       13

SIGNATURES                                                            14

                      PART I. FINANCIAL INFORMATION

                     COHERENT, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 THREE                      SIX
                                             MONTHS ENDED              MONTHS ENDED
                                         --------------------     ----------------------
                                         MARCH 30,   April 1,     MARCH 30,     April 1,
                                            1996        1995         1996       1995
- ----------------------------------------------------------------------------------------
NET SALES                                 $90,552     $66,456     $174,233     $125,039
COST OF SALES                              43,831      33,902       85,156       62,747
- ----------------------------------------------------------------------------------------
GROSS PROFIT                               46,721      32,554       89,077       62,292
- ----------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Research and development                  9,621       7,605       18,083       14,472
  Selling, general and administrative      25,986      19,098       50,432       36,470
- ----------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                   35,607      26,703       68,515       50,942
- ----------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                     11,114       5,851       20,562       11,350

OTHER INCOME (EXPENSE):
  Interest and dividend income                671         608        1,347        1,166
  Interest expense                              0        (349)         (28)        (663)
  Foreign exchange gain (loss)                (12)        866            3          771
  Other - net                                 342         305          829          363
- ----------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE), NET           1,001       1,430        2,151        1,637
- ----------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                 12,115       7,281       22,713       12,987

PROVISION FOR INCOME TAXES                  4,764       2,892        8,897        5,112
- ----------------------------------------------------------------------------------------
NET INCOME                                $ 7,351     $ 4,389     $ 13,816     $  7,875
- ----------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                    $.64        $.40        $1.21         $.73
- ----------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------

AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING            11,507      11,034       11,456       10,854
- ----------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        COHERENT, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
            (UNAUDITED;  IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)

                                                   MARCH 30,      September 30,
                                                      1996            1995
- --------------------------------------------------------------------------------
ASSETS
- ------
CURRENT ASSETS:
  Cash and equivalents                             $ 16,130        $ 20,426
  Short-term investments                             35,834          24,242
  Accounts receivable - net of allowances of
   $2,646 in 1996 and $2,834 in 1995                 67,865          62,374
  Inventories                                        62,123          52,004
  Prepaid expenses and other assets                   7,060          11,173
  Deferred tax assets                                18,503          14,733
- --------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                207,515         184,952
- --------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                               95,917          91,300
ACCUMULATED DEPRECIATION AND AMORTIZATION           (48,409)        (46,427)
- --------------------------------------------------------------------------------
  Property and equipment - net                       47,508          44,873
- --------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
 $4,987 in 1996 and $4,237 in 1995                   11,368          10,152
OTHER ASSETS                                         24,158          15,897
- --------------------------------------------------------------------------------
                                                   $290,549        $255,874
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                            $  4,408        $  7,016
  Current portion of long-term obligations            4,583           5,285
  Accounts payable                                   12,293          11,688
  Income taxes payable                                9,326           4,165
  Other current liabilities                          65,738          50,011
- --------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                            96,348          78,165
- --------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                 4,275           5,139
OTHER LONG-TERM  LIABILITIES                          9,791           9,597
MINORITY INTEREST IN SUBSIDIARIES                     2,048           1,782

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01
    Authorized - 50,000 shares
    Outstanding - 11,042 in 1996 and
     10,869 in 1995                                     109             108
  Additional paid-in capital                         79,057          76,225
  Notes receivable from stock sales                    (983)         (1,218)
  Unrealized gain on short-term investments             797             171
  Retained earnings                                  97,296          83,480
  Accumulated translation adjustment                  1,811           2,425
- --------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                          178,087         161,191
- --------------------------------------------------------------------------------
                                                   $290,549        $255,874
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       COHERENT, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED; IN THOUSANDS)

                                                                SIX
                                                           MONTHS ENDED
                                                      -------------------------
                                                       Mar. 30,       April 1,
                                                         1996           1995
- -------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
OPERATING ACTIVITIES:
  Net income                                           $ 13,816        $  7,875
  Adjustments to reconcile to net cash
   provided by (used for) operating activities:
    Purchases of short-term investments                 (54,124)        (49,532)
    Proceeds from sales of short-term investments        42,532          38,300
    Changes in assets and liabilities                    10,571           2,949
    Other adjustments                                     2,760          (5,979)
- -------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES     15,555          (6,387)
- -------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of property and equipment - net              (7,031)         (2,749)
  Purchase of Amoco  assets                                              (4,520)
  Purchase of asset held for investment                                  (4,312)
  Acquisition of Japan distribution rights               (5,048)
  Purchase of other intangibles                          (1,954)
  Other assets - net                                     (3,486)           (430)
- -------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                  (17,519)        (12,011)
- -------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Long-term debt borrowings                               1,305               2
  Long-term debt repayments                              (2,821)         (2,044)
  Notes payable borrowings                                3,213           4,008
  Notes payable repayments                               (5,821)         (2,649)
  Repayments of capital lease obligations                   (45)           (302)
  Sales of shares under employee benefit plans            2,007           3,230
- -------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES     (2,162)          2,245
- -------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND EQUIVALENTS                                  (170)         (2,730)
- -------------------------------------------------------------------------------
  Net decrease in cash and equivalents                   (4,296)        (18,883)
  Cash and equivalents beginning of period               20,426          27,239
- -------------------------------------------------------------------------------
CASH AND EQUIVALENTS END OF PERIOD                     $ 16,130        $  8,356
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                        COHERENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those reflected in the Company's annual report to stockholders for the year ended September 30, 1995. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year.

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

3.  Balance Sheet Detail:

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                               March 30,     September 30,
                                                 1996            1995
    -------------------------------------------------------------------------
                                                   (IN  THOUSANDS)

    Purchased parts and assemblies              $15,524         $14,840
    Work-in-process                              21,761          19,836
    Finished goods                               24,838          17,328
    -------------------------------------------------------------------------
    Net inventories                             $62,123         $52,004
    -------------------------------------------------------------------------
    -------------------------------------------------------------------------

    Prepaid expenses and other assets consist of the following:

                                               March 30,     September 30,
                                                 1996            1995
    -------------------------------------------------------------------------
                                                   (IN  THOUSANDS)
    Prepaid expenses and other                  $ 6,640         $ 5,483
    Prepaid income taxes                            420           5,690
    -------------------------------------------------------------------------
    Prepaid expenses and other assets           $ 7,060         $11,173
    -------------------------------------------------------------------------
    -------------------------------------------------------------------------


    Other assets consist of the following:

                                               March 30,     September 30,
                                                 1996            1995
    -------------------------------------------------------------------------
                                                   (IN  THOUSANDS)

    Assets held for investment                  $ 8,812         $ 6,726
    Intangibles and other assets                 15,346           9,171
    -------------------------------------------------------------------------
    Other assets                                $24,158         $15,897
    -------------------------------------------------------------------------
    -------------------------------------------------------------------------

     Other current liabilities consist of the following:

                                               March 30,     September 30,
                                                 1996            1995
    -------------------------------------------------------------------------
                                                   (IN  THOUSANDS)

     Accrued expenses and other                 $19,054         $16,085
     Accrued payroll and benefits                16,679          15,889
     Reserve for warranty                        11,096           6,856
     Deferred income                              8,973           8,595
     Accrual for Japanese distribution
      rights and inventory                        7,627
     Customer deposits                            2,309           2,586
    -------------------------------------------------------------------------
     Other current liabilities                  $65,738         $50,011
    -------------------------------------------------------------------------
    -------------------------------------------------------------------------

     Other long-term liabilities consist of the following:

                                               March 30,     September 30,
                                                 1996            1995
    -------------------------------------------------------------------------
                                                   (IN  THOUSANDS)

     Deferred tax liabilities                   $ 4,275         $ 4,679
     Environmental remediation costs              2,398           2,469
     Deferred income and other                    3,118           2,449
    -------------------------------------------------------------------------
     Other long-term liabilities                $ 9,791         $ 9,597
    -------------------------------------------------------------------------
    -------------------------------------------------------------------------

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

    Management believes that the Company's probable, nondiscounted net liability at March 30, 1996 for remaining costs associated with the above environmental matters is $1.5 million which has been previously accrued. This amount consists of total estimated probable costs of $3.0 million ($0.6 million included in other current liabilities and $2.4 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $1.5 million included in other assets from other parties named to the order. Based on currently available information, the Company believes that costs in excess of amounts accrued, if any, relating to the investigation and remedial action which may be required by the agencies of the State of California, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

     Similarly, the Company conducts a significant portion of its business internationally. International sales accounted for more than 50% of the Company's sales for fiscal 1995 and for the first six months of fiscal 1996. The Company expects that international sales will continue to account for a significant portion of its net sales in the future. A significant amount of these sales occur through its international subsidiaries, some of which also perform research, development, manufacturing and service functions. As a result of the Company's international sales and operations, it is subject to the risks of conducting business internationally, including sovereign risk and fluctuations in foreign exchange rates, which could affect the sales price in local currencies of the Company's products in foreign markets as well as the Company's local costs and expenses of its foreign operations.
The Company uses forward exchange and currency swap contracts, and other risk management techniques, to hedge its exposure to currency fluctuations relating to its intercompany transactions and certain firm foreign currency commitments; however, its international subsidiaries remain exposed to the economic risks of foreign currency fluctuations.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

     The Company's net income for the current quarter and six months ended March 30, 1996 was $7.4 million ($.64 per common share) and $13.8 million ($1.21 per common share), respectively, compared to $4.4 million ($.40 per common share) and $7.9 million ($.73 per common share), in the corresponding
prior year periods.   Pretax income increased $4.8 million (66%) for the
current quarter and increased $9.7 million (75%) for the six months ended March 30, 1996 compared to the same prior year periods. The primary factors contributing to these increases were higher sales volumes, higher gross profit rates and lower operating expenses as a percentage of sales. The effective tax rate for the six months ended March 30, 1996 remained at 39% compared to the same period one year ago.

NET SALES AND GROSS PROFITS

CONSOLIDATED

     The Company's sales for the second quarter and six months ended March 30, 1996, increased $24.1 million (36%) and $49.2 million (39%), respectively, from the same periods a year ago. During the current quarter and six months ended March 30, 1996, international and domestic sales
increased in both the Medical and Electro-Optical business segments.   The
sales increases were primarily due to the

Company's record order rate for the current quarter and six months ended March 30, 1996. Such sales increases were lead by higher shipments to OEM's and commercial customers in the Electro-Optical business segment and by higher volumes of lasers for aesthetic surgery in the Medical business segment.

     The gross profit rate increased to 52% for the current quarter compared to 49% for the same prior year period and increased to 51% for the six months ended March 30, 1996 compared to 50% for the same prior year period. The year-to-date increase was primarily due to efficiencies associated with the higher sales volumes, manufacturing enhancements, and a higher mix of high margin products in the Medical segment.

ELECTRO-OPTICAL

     Electro-Optical net sales increased $11.8 million (31%) and $22.4 million (32%) for the second quarter and six months ended March 30, 1996, respectively, compared to the corresponding prior year periods. Management believes that the sales increases are a reflection of the strong market acceptance of products introduced in the last eighteen months.

     The gross profit rate increased to 52% during the current quarter from 48% for the same period last year and increased to 51% for the six months ended March 30, 1996 compared to 49% for the same period one year ago. The current quarter and year-to-date increases resulted primarily from efficiencies associated with the higher throughput and due to the manufacturing facility enhancements at Lambda Physik GmbH.

MEDICAL

     Medical net sales increased $12.3 million (43%) and $26.7 million (49%) for the second quarter and six months ended March 30, 1996, respectively, compared to the corresponding prior year periods. The increases resulted primarily from increased shipments of the Ultrapulse for Derm/Cosmetic applications and the significant reduction of the large backlog accumulated in fiscal 1995.

     The gross profit rate increased to 51% for the current quarter and for the six months ended March 30, 1996 compared to 50% for the same periods last year. The year-to-date increase resulted primarily from efficiencies associated with the higher sales volumes and increased sales of higher margin products.

OPERATING EXPENSES

                                      Second Quarter        First Half
                                        1996       1995       1996      1995
                                      ----------------------------------------
                                                   (IN THOUSANDS)

Research & development                $ 9,621    $ 7,605    $18,083    $14,472
Selling, general & administrative      25,986     19,098     50,432     36,470
- -------------------------------------------------------------------------------
Total operating expenses              $35,607    $26,703    $68,515    $50,942
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

     Total operating expenses increased $8.9 million (33%) and $17.6 million (34%) for the current quarter and six months ended March 30, 1996, respectively, compared to the same periods a year ago; however, such expenses decreased as a percentage of sales to 39% for both the current quarter and year-to-date, compared to 40% and 41%, respectively, for the corresponding prior year periods.

     Research and development (R&D) expenses increased $2.0 million (27%) for the current quarter and increased $3.6 million (25%) year-to-date, compared to the same periods a year ago. While R&D expenses, expressed as a percentage of sales, for the current quarter remained at 11%, but decreased year-to-date to 10% from 12% in the prior year, most of the spending increases occurred in the Electro-Optical business segment primarily due to increased headcount from internal growth and business acquisitions.

     Selling, general and administration (SG&A) expenses increased $6.9 million (36%) and $14.0 million (38%) for the current quarter and year-to-date, respectively, compared to the same periods a year ago but remained at 29% of sales for both periods presented. Sales and marketing expense increased $4.4 million (34%) and $9.8 million (40%) for the current quarter and year-to-date, respectively, and administration expense increased $2.5 million (40%) and $4.1 million (35%), respectively, compared to the same periods a year ago. The increases in administration expense resulted primarily from additional headcount due to business acquisitions and increased amortization of intangibles associated with fiscal 1995 acquisitions.

OTHER INCOME (EXPENSE)

     Other income, net, decreased $0.4 million during the current quarter and increased $0.5 million for the six months ended March 30, 1996, compared to the same periods last year. The current quarter decrease was primarily due to the non-recurrence of the significantly high foreign exchange gains recorded in the prior year's second quarter partially offset by the current quarter capitalization of interest on the refurbishing of the Porter Drive building. The year-to-date increase was primarily due to the recording of capitalized interest on the Porter Drive building and the recording of income associated with the discounting of leases on equipment partially offset by the non-recurrence of high foreign exchange gains recorded in the prior year.

INCOME TAXES

     The Company's effective tax rate for the six months ended March 30, 1996 and April 1, 1995 was 39%.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash, cash equivalents and short-term investments of $52.0 million. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $25.4 million. As of March 30, 1996, the Company had $22.9 million unused and available under these credit facilities.

CHANGES IN FINANCIAL CONDITION

     Cash and cash equivalents decreased by $4.3 million (21%) year-to-date. Operations and changes in exchange rates provided $15.4 million; short-term investments increased $11.6 million. Investing activities used $17.5 million including $7.0 million used to acquire property and equipment (net of proceeds from dispositions of property and equipment); $5.0 million used to purchase distribution rights in Japan, $2.0 million used for acquisitions made by the Company and $3.5 million of other investing activities, including $2.1 million of expenditures on the refurbishment of the Porter Drive facility and other additions of $1.4 million. Financing activities used $2.2 million, including net repayments on borrowings of $4.2 million partially offset by sales of shares under employee benefit plans which generated $2.0 million.

     Net inventories increased $10.1 million (20%) from September 30, 1995 primarily due to the purchase of inventory from the Company's former Japanese distributor and the build-up of inventory to support the Company's direct sales in Japan.

     Prepaid expenses and other assets decreased $4.1 million (37%) from September 30, 1995 primarily due to decreases in prepaid taxes due to the timing of payments

     Other assets increased $6.2 million (67%) from September 30, 1995 primarily due to the purchase of the Japanese distribution rights.

     Short-term borrowings decreased $2.6 million (37%) from September 30, 1995 primarily due to a payment made related to the June 1995 Adlas acquisition.

     Accrued expenses and other increased $10.6 million (66%) from September 30, 1995 primarily due to the accrual of the payment made to the Company's former Japanese distributor in early April 1996.

                                  COHERENT, INC.

                           PART II. OTHER INFORMATION


ITEM 1.  Material developments in connection with legal proceedings.
         N/A

ITEM 2.  Material modification of rights of registrant's securities.
         N/A

ITEM 3.  Defaults on senior securities.
         N/A

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On March 20, 1996 the Annual Meeting of Stockholders of Coherent, Inc. was held in Santa Clara, California.

         The following individuals were elected to the Board of Directors of Coherent, Inc.:

              James L. Hobart                     Charles W. Cantoni
              Henry E. Gauthier                   Frank P. Carrubba
              Jerry E. Robertson                  Thomas Sloan Nelsen

         Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

                                                      Affirmative    Negative
                                                         Votes         Votes
                                                      -----------    ----------

         1.  Proposal to adopt the 1995 Stock          4,594,550      2,854,867
             Plan to which 1,250,000 shares of
             Common Stock are reserved for
             issuance;

         2.  Proposal to amend the 1990 Directors'     6,133,734      1,417,689
             Stock Option Plan to (i) increase the
             number of shares reserved for issuance
             thereunder to by 50,000 shares to an
             aggregate of 150,000 shares of Common
             Stock and (ii) provide for the automatic acceleration of vesting of outstanding options in the event of a merger or asset sale;

         3.  Ratification of the appointment of        9,480,598         11,356
             Deloitte & Touche LLP as independent
             public  accountants for the 1996
             fiscal year.

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



                                       COHERENT, INC.

                                       (Registrant)





Date:  May ______ 1996                 By:       ROBERT J. QUILLINAN
                                           --------------------------------
                                                 Robert J. Quillinan
                                                 Vice President and Chief
                                                  Financial Officer