Form 10-Q
period 1996-06-29
COHERENT INC
filed 1996-08-02
CIK 21510

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1996
                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUES:

The number of shares outstanding of registrant's common stock, par value $.01 per share, at July 31, 1996 was 11,198,564 shares.

                                 COHERENT, INC.

                                      INDEX


                                                        Page No.

PART I.   FINANCIAL INFORMATION

  Consolidated Condensed Statements of Income --
    Three months and nine  months ended June 29, 1996
    and July 1, 1995                                        3

  Consolidated Condensed Balance Sheets --
    June 29, 1996 and September 30, 1995                    4

  Consolidated Condensed Statements of Cash Flows --
    Nine months ended June 29, 1996 and July 1, 1995        5

  Notes to Consolidated Condensed Financial Statements      6

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                    9

PART II.  OTHER INFORMATION                                12

          SIGNATURES                                       13

                          PART I. FINANCIAL INFORMATION

                         COHERENT, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              THREE                 NINE
                                          MONTHS  ENDED         MONTHS ENDED
                                       ------------------  --------------------
                                       June 29,  July 1,   June 29,   July 1,
                                        1996      1995      1996       1995
- -------------------------------------------------------------------------------
NET SALES                              $89,327   $76,247   $263,560   $201,286
COST OF SALES                           43,245    38,106    128,401    100,853
- -------------------------------------------------------------------------------
GROSS PROFIT                            46,082    38,141    135,159    100,433
- -------------------------------------------------------------------------------
OPERATING EXPENSES:
   Research and development              9,353     8,176     27,436     22,648
   Selling, general and administrative  26,018    21,810     76,450     58,280
- -------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                35,371    29,986    103,886     80,928
- -------------------------------------------------------------------------------
INCOME FROM OPERATIONS                  10,711     8,155     31,273     19,505

OTHER INCOME (EXPENSE):
   Interest and dividend income            556       605      1,903      1,771
   Interest expense                                 (280)       (28)      (943)
   Foreign exchange gain (loss)            156      (110)       159        661
   Other - net                           1,280        69      2,109        432
- -------------------------------------------------------------------------------
TOTAL OTHER INCOME, NET                  1,992       284      4,143      1,921
- -------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES              12,703     8,439     35,416     21,426
PROVISION FOR INCOME TAXES               4,785     3,322     13,682      8,434
- -------------------------------------------------------------------------------
NET INCOME                             $ 7,918   $ 5,117   $ 21,734   $ 12,992
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE             $   .68   $   .46   $   1.89   $   1.19
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING         11,663    11,176     11,525     10,961
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
              (UNAUDITED; IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)

                                             JUNE 29,     September 30,
                                               1996            1995
- ------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and equivalents                       $  5,567     $ 20,426
   Short-term investments                       29,592       24,242
   Accounts receivable - net of allowances of
      $2,581 in 1996 and $2,834 in 1995         70,146       62,374
   Inventories                                  67,111       52,004
   Prepaid expenses and other assets             9,285       11,173
   Deferred tax assets                          18,591       14,733
- ------------------------------------------------------------------------
TOTAL CURRENT ASSETS                           200,292      184,952
- ------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                         101,963       91,300
ACCUMULATED DEPRECIATION AND AMORTIZATION      (50,186)     (46,427)
- ------------------------------------------------------------------------
   Property and equipment - net                 51,777       44,873
- ------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
   $5,361 in 1996 and $4,237 in 1995            10,995       10,152
OTHER ASSETS                                    24,335       15,897
- ------------------------------------------------------------------------
                                              $287,399     $255,874
- ------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings                      $  5,451     $  7,016
   Current portion of long-term obligations      4,089        5,285
   Accounts payable                             12,433       11,688
   Income taxes payable                          4,036        4,165
   Other current liabilities                    56,258       50,011
- ------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                       82,267       78,165
- ------------------------------------------------------------------------

LONG-TERM OBLIGATIONS                            3,876        5,139
OTHER LONG-TERM LIABILITIES                     10,338        9,597
MINORITY INTEREST IN SUBSIDIARIES                2,424        1,782

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01
      Authorized - 50,000 shares
      Outstanding - 11,191 in 1996
        and 10,869 in 1995                         111          108
   Additional paid-in capital                   82,428       76,225
   Unrealized gain on short-term investments                    171
   Notes receivable from stock sales              (845)      (1,218)
   Retained earnings                           105,214       83,480
   Accumulated translation adjustment            1,586        2,425
- ------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                     188,494      161,191
- ------------------------------------------------------------------------
                                              $287,399     $255,874
- ------------------------------------------------------------------------
- ------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                             NINE
                                                         MONTHS ENDED
                                                  ---------------------------
                                                    JUNE 29,     July 1,
                                                      1996         1995
- -----------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
OPERATING ACTIVITIES:
   Net income                                       $21,734     $12,992
   Adjustments to reconcile to net cash
      provided by operating activities:
      Purchases of short-term investments           (82,415)    (55,053)
      Proceeds from sales of short-term investments  77,065      54,700
      Changes in assets and liabilities             (13,465)      2,471
      Other adjustments                               5,476      (6,960)
- -----------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             8,395       8,150
- -----------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Purchases of property and equipment - net        (13,774)     (5,349)
   Purchase of Amoco assets                                      (4,520)
   Purchase of asset held for investment                         (4,312)
   Acquisition of Japan distribution rights          (5,048)
   Purchase of other intangibles                     (1,966)       (333)
   Other - net                                       (2,952)        626
- -----------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES              (23,740)    (13,888)
- -----------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Long-term debt borrowings                          1,306         161
   Long-term debt repayments                         (3,662)     (4,854)
   Notes payable borrowings                           4,717       5,536
   Notes payable repayments                          (5,926)     (3,064)
   Repayments of capital lease obligations              (91)       (547)
   Sales of shares under employee benefit plans       4,603       4,774
- -----------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               947       2,006
- -----------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND EQUIVALENTS                             (461)     (2,489)
- -----------------------------------------------------------------------------
   Net decrease in cash and equivalents             (14,859)     (6,221)
   Cash and equivalents beginning of period          20,426      27,239
- -----------------------------------------------------------------------------
CASH AND EQUIVALENTS END OF PERIOD                  $ 5,567     $21,018
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

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

3.   Balance Sheet Detail:

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                            June 29,  September 30,
                                             1996         1995
     ---------------------------------------------------------------
                                               (IN  THOUSANDS)

     Purchased parts and assemblies          $17,733     $14,840
     Work-in-process                          24,519      19,836
     Finished goods                           24,859      17,328
     ---------------------------------------------------------------
     Net inventories                         $67,111     $52,004
     ---------------------------------------------------------------
     ---------------------------------------------------------------

     Prepaid expenses and other assets consists of the following:

                                             June 29,  September 30,
                                               1996        1995
     -----------------------------------------------------------------
                                                (IN  THOUSANDS)

     Prepaid expenses and other              $ 7,642      $ 5,483
     Prepaid income taxes                      1,643        5,690
     ----------------------------------------------------------------
     Prepaid expenses and other assets       $ 9,285      $11,173
     ----------------------------------------------------------------
     ----------------------------------------------------------------

     Other assets consist of the following:

                                             June 29,  September 30,
                                               1996        1995
     -----------------------------------------------------------------
                                                (IN  THOUSANDS)

     Asset held for investment               $ 9,558      $ 6,726
     Intangibles and other  assets            14,777        9,171
     -----------------------------------------------------------------
     Other assets                            $24,335      $15,897
     -----------------------------------------------------------------
     -----------------------------------------------------------------

     Other current liabilities consist of the following:

                                             June 29,  September 30,
                                              1996         1995
     -----------------------------------------------------------------
                                                (IN  THOUSANDS)

     Accrued expenses and other              $18,697      $16,085
     Accrued payroll and benefits             16,557       15,889
     Reserve for warranty                     10,083        6,856
     Deferred income                           9,245        8,595
     Customer deposits                         1,676        2,586
     -----------------------------------------------------------------
     Other current liabilities               $56,258      $50,011
     -----------------------------------------------------------------
     -----------------------------------------------------------------

     Other long-term liabilities consist of the following:

                                             June 29,  September 30,
                                                1996      1995
     -----------------------------------------------------------------
                                                  (IN  THOUSANDS)

     Deferred tax liabilities                $ 4,298      $ 4,679
     Deferred income and other                 3,554        2,449
     Environmental remediation costs           2,486        2,469
     ----------------------------------------------------------------
     Other long-term liabilities             $10,338      $ 9,597
     ----------------------------------------------------------------
     ----------------------------------------------------------------

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

     Management believes that the Company's probable, nondiscounted net liability at June 29, 1996 for remaining costs associated with the above environmental matters is $1.3 million which has been previously accrued. This amount consists of total estimated probable costs of $2.7 million ($0.2 million included in other current liabilities and $2.5 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $1.4 million included in other assets from other parties named to the order. Based on currently available information, the Company believes that costs in excess of amounts accrued, if any, relating to the investigation and remedial action which may be required by the agencies of the State of California, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

     Similarly, the Company conducts a significant portion of its business internationally. International sales accounted for 51% of the Company's sales
for the fiscal 1995 year and 52% for the first nine months of fiscal 1996.   The
Company expects that international sales will continue to account for a significant portion of its net sales in the future. A significant amount of these sales occur through its international subsidiaries, some of which also perform research, development, manufacturing and service functions. As a result of the Company's international sales and operations, it is subject to the risks of conducting business internationally, including sovereign risk and fluctuations in foreign exchange rates, which could affect the sales price in local currencies of the Company's products in foreign markets as well as the Company's local costs and expenses of its foreign operations. The Company uses forward exchange and currency swap contracts, and other risk management techniques, to hedge its exposure to currency fluctuations relating to its intercompany transactions and certain firm foreign currency commitments; however, its international subsidiaries remain exposed to the economic risks of foreign currency fluctuations.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

     The Company's net income for the current quarter and nine months ended June 29, 1996 was $7.9 million ($.68 per share) and $21.7 million ($1.89 per share), respectively, compared to $5.1 million ($.46 per share) and $13.0 million ($1.19
per share), in the corresponding prior year periods.   Pretax income increased
$4.3 million (51%) for the current quarter and increased $14.0 million (65%) for the nine months ended June 29, 1996, compared to the same prior year periods. The primary factors contributing to these increases were higher sales volumes, improved gross margins and higher other income. The effective tax rate for the nine months ended June 29, 1996 remained at 39% compared to the same period one year ago.

NET SALES AND GROSS PROFITS

CONSOLIDATED

     The Company's sales for the third quarter and nine months ended June 29, 1996, increased $13.1 million (17%) and $62.3 million (31%), respectively, compared to the same periods a year ago. During the current quarter and year-to-date, international and domestic sales increased in both the Medical and Electro-Optical business segments. Higher sales to OEM's and commercial customers in the Electro-

Optical segment and higher sales of lasers for aesthetic surgery in the Medical segment were primarily responsible for the increases.

     The gross profit rate increased to 52% and 51% for the current quarter and nine months ended June 29, 1996, respectively, compared to 50% for the same prior year periods. The increases resulted from the higher sales volumes and manufacturing efficiencies.

ELECTRO-OPTICAL

     Electro-Optical net sales increased $8.5 million (20%) and $31.1 million (28%) for the third quarter and nine months ended June 29, 1996, respectively, compared to the corresponding prior year periods. International sales increased $5.9 million (24%) and $22.4 million (34%) for the current quarter and year-to-date and increased domestically $2.6 million (14%) and $8.7 million (19%) for both periods, compared to the same periods one year ago. Sales increased in all three operating groups primarily due to broader market acceptance of newer products introduced within the past two years and due in part to increased sales associated with business acquisitions.

     The gross profit rate increased to 52% for the current quarter and the nine months ended June 29, 1996, compared to 49% for the same periods one year ago. The increases over the prior year resulted from efficiencies gained from the higher sales volumes, a more favorable product mix and efficiencies experienced due to manufacturing facility enhancements at Lambda Physik GmbH.

MEDICAL

     Medical net sales increased $4.6 million (14%) and $31.2 million (35%) for the third quarter and nine months ended June 29, 1996, respectively, compared to the corresponding prior year periods. International sales increased $3.3 million (23%) and $10.7 million (28%) during the current quarter and nine months ended June 29, 1996, compared to the prior year periods, respectively. Domestic sales increased $1.3 million (7%) and $20.4 million (41%) for both periods, compared to the same prior year periods. The increases were primarily attributable to increases in sales volumes from the reduction of substantial backlog accumulated during fiscal 1995 and from increased sales of the Ultrapulse for aesthetic applications.

     The gross profit rate decreased to 51% during the current quarter from 52% one year ago and remained at 51% year-to-date compared to the same prior year period. The current quarter decrease resulted primarily from higher warranty costs.

OPERATING EXPENSES

                                           Third Quarter   First Three Quarters
                                            1996    1995      1996     1995
                                          ------------------------------------
                                                     (IN THOUSANDS)

Research & development                     $ 9,353  $ 8,176  $ 27,436  $22,648
Selling, general & administrative           26,018   21,810    76,450   58,280
- ------------------------------------------------------------------------------
Total operating expenses                   $35,371  $29,986  $103,886  $80,928
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

     Total operating expenses increased $5.4 million (18%) and $23.0 million (28%) for the current quarter and nine months ended June 29, 1996, respectively, compared to the same periods a year ago. As a percentage of sales, operating expenses increased to 40% from 39% during the current quarter however decreased to 39% from 40% year-to-date.

     Research and development (R&D) expenses increased $1.2 million (14%) for the current quarter and increased $4.8 million (21%) year-to-date, compared to
the same periods a year ago, however,   R&D expenses decreased as a percentage
of sales from 11% to 10% for both the current quarter and nine
months ended June 29, 1996, compared to the same periods a year ago.   The
dollar increases were primarily due to increased headcount and activity levels in both the Electro-Optical and Medical business segments and due to business acquisitions in the Electro-Optical segment.

     Selling, general and administration (SG&A) expenses increased $4.2 million (19%) and $18.2 million (31%) for the current quarter and year-to-date, respectively, compared to the same periods a year ago. However, for both periods SG&A expenses as a percentage of sales, remained at 29% compared to the
prior year periods.   The dollar increases were primarily due to increased sales and marketing expenses resulting from increased headcount in both business segments, higher activity levels including workshops and trade shows in the Medical business segment, and higher costs associated with the Medical segment's commencement of direct sales operations in Japan. Administration expense also increased due to the business acquisitions and new sales offices.

     OTHER INCOME (EXPENSE)

     Other income, net, increased $1.7 million during the current quarter and increased $2.2 million for the nine months ended June 29, 1996, compared to the same periods last year. The increases were primarily due to the $1.6 million third quarter sale of the Company's holdings in another medical laser company, the capitalization of interest associated with the refurbishing of the Porter Drive facility and the sale of capital assets throughout the fiscal year. The Porter Drive facility will be completed by September 1, 1996.

     INCOME TAXES

     The Company's effective tax rate for the nine months ended June 29, 1996 and July 1, 1995 was 39%.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash and equivalents and short-term investments of $35.2 million as of June 29, 1996. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $29.1 million. As of June 29, 1996, the Company had $21.1 million unused and available under these credit facilities.

CHANGES IN FINANCIAL CONDITION

     Cash and equivalents decreased by $14.9 million (73%) year-to-date. Operations and changes in exchange rates generated $7.9 million. The increase from operations is net of significant amounts used to establish the working capital of the Company's direct sales organization in Japan. Investing activities used $23.7 million including $13.8 million used to acquire property and equipment (net of proceeds from dispositions of property and equipment) $5.0 million used to purchase distribution rights in Japan, $2.0 million used for acquisitions made by the Company and $2.9 million of other investing activities, including $2.3 million of expenditures on the refurbishment of the Porter Drive facility and other additions, net of $0.6 million. Financing activities provided $0.9 million including sales of shares under employee benefit plans which generated $4.6 million, partially offset by increased repayments on borrowings, net, of $3.7 million.

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








                                COHERENT, INC.

                                (Registrant)










Date:  August 2, 1996           By: ROBERT J. QUILLINAN
                                    -----------------------------
                                    Robert J. Quillinan
                                    Vice President and Chief Financial Officer