Form 10-K
period 1996-09-28
COHERENT INC
filed 1996-12-23
CIK 21510

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 28, 1996
                                          or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

Commission File Number:  0-5255

                                    COHERENT, INC.

                DELAWARE                               94-1622541
      (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

          5100 PATRICK HENRY DRIVE, SANTA CLARA, CALIFORNIA    95054
                 (Address of principal executive offices)    (Zip Code)

         Registrant's telephone number, including area code:  (408) 764-4000

             Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
            Title of each class                    On which registered
            -------------------                   ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
          ------

     As of November 29, 1996, 11,275,772 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported by the NASDAQ National Market System on November 29,
1996) of Coherent, Inc., held by nonaffiliates was $430,638,625. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive proxy statement to be filed prior to January 27, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K.

                                        PART I

ITEM 1.   BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     The statements in this 10-K that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties. Actual results, events and performance may materially differ. Readers are cautioned not to place undue reliance on these forward-looking statements,
which speak only as of the date hereof.   The Company undertakes no obligation
to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RISK FACTORS

COMPETITIVE ENVIRONMENT. Coherent encounters aggressive competition in all areas of its business activity. Coherent's competitors are numerous, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. Coherent competes primarily on the basis of technology, performance, price, quality, reliability, distribution and customer service and support. To remain competitive, Coherent will be required to continue to develop new products, periodically enhance its existing products and compete effectively in the areas described above.

NEW PRODUCT INTRODUCTIONS. Coherent's future operating results are dependent on its ability to rapidly develop, manufacture and market technologically innovative products that meet customers' needs. In addition, after the products are developed, Coherent must quickly manufacture such products in sufficient volumes at acceptable costs to meet demand. Without the introduction of new products and product enhancements, Coherent's products are likely to become technologically obsolete, in which case inventory may be written off and revenues would be materially and adversely affected. There can be no assurance that such new products, if and when introduced, will receive market acceptance. However, Coherent anticipates that it will continue to have significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products.

INTERNATIONAL SALES. The Company conducts a significant portion of its business internationally. International sales accounted for 53% and 51% of the Company's sales for fiscal 1996 and 1995, respectively. The Company expects that international sales will continue to account for a significant portion of its net sales in the future. A significant amount of the these sales occur through its international subsidiaries, some of which also perform research, development, manufacturing and service functions. As a result of the Company's international sales and operations, it is subject to the risks of conducting business internationally, including fluctuations in foreign exchange rates, which could affect the sales price in local currencies of the Company's products in foreign markets as well as the Company's local costs and expenses of its foreign operations. The Company uses forward exchange and currency swap contracts, and other risk management techniques, to hedge its exposure to currency fluctuations relating to its intercompany transactions and certain firm foreign currency commitments; however, its international subsidiaries remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS. A variety of factors may cause period-to-period fluctuations in the operating results of Coherent. Such factors include, but are not limited to, product mix, competitive pricing pressures, material costs, revenue and expenses related to new products and enhancements of existing product, as well as delays in customer purchases in anticipation of the introduction of new products or product enhancements by Coherent or its competitors. The majority of Coherent's revenues in each quarter results from orders received in that quarter. As a result, Coherent establishes its production, inventory and operating expenditure levels based on anticipated revenue levels. Thus, if sales do not occur when expected, expenditures levels could be disproportionately high and operating results for that quarter and potentially future quarters, would be adversely affected.

VOLATILITY OF STOCK PRICE. The market price of Coherent's Common Stock may be affected by quarterly fluctuations in Coherent's operating results, announcements by Coherent or its competitors of technological innovations or new product introductions and other factors. If revenue or earnings in any quarter fail to meet expectations of the investment community, there could be an immediate impact on Coherent's stock price. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, particularly among stocks of high technology companies, which, on occasion, have been unrelated to the operating performance of particular companies. Factors not directly related to Coherent's performance, such as negative industry reports or disappointing earnings announcements by publicly traded competitors, may have an adverse impact on the market price of Coherent's Common Stock.

PATENTS.  The laser industry is characterized by frequent litigation regarding
patent and other intellectual property rights.   Because patent applications are
maintained in secrecy in the United States until such patents are issued and are maintained in secrecy for a period of time outside the United States, the Company can conduct only limited searches to determine whether its technology infringes any patents or patent applications. Any claims for patent infringement would be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays or require the Company to develop non-infringing technology or to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the laser industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could have a negative impact on gross margins. There can be no assurance that necessary licenses would be available to the Company on satisfactory terms, or that the Company could redesign its products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling some of its products, which could have a material adverse effect on the Company's business, results of operations and financial condition. Conversely, costly and time consuming litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

GOVERNMENT REGULATION. The medical devices marketed and manufactured by the Company are subject to extensive regulation by the FDA and some foreign governments. Pursuant to the Federal Food, Drug and Cosmetic Act of 1976, as amended, and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must obtain market clearance through either the 510(k) premarket notification process or the lengthier premarket approval ("PMA") application process. Compliance with this process is expensive and time-consuming. Noncompliance with applicable requirements, including good manufacturing practices ("GMP") can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by the Company.

REIMBURSEMENT. Some of the Company's medical products are purchased by doctors, clinics, hospitals and other users, which bill various third-party payors, such as governmental programs and private insurance plans, for covered health care services provided to their patients. Third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products used for these health care services. While the Company believes that the laser procedures using its products have generally been reimbursed, payors may deny coverage and reimbursement for the Company's products if they determine that the device was not reasonable and necessary for the purpose for which used, was investigational or not cost-effective. Failure by doctors, clinics, hospitals and other users of the Company's products to obtain adequate reimbursement for use of the Company's products from third-party payors, and/or changes in government legislation or regulation or in private third-party payors' policies toward reimbursement for procedures employing the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the Company is unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation may have on the Company.

EARTHQUAKES. A portion of Coherent's research and development activities, its corporate headquarters and other critical business operations are located near major earthquake faults. Operating results could be materially affected in the event of an earthquake or other natural disasters.

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

     The word "laser" is the acronym for "light amplification by stimulated emission of radiation." The emitted radiation oscillates within an optical resonator and is amplified by an active media, resulting in a monochromatic beam of light which is narrow, highly coherent and thus can be focused to a small spot with a high degree of precision.

INDUSTRY LEADERSHIP

     Since inception in 1966, the Company has grown through a combination of internal expansion, joint ventures and strategic acquisitions of companies with related technologies and products. Coherent is a technical leader in every market it serves. Driven by new product application innovations, Coherent has approximately 150 U.S. patents in force, and over the past several years has committed from 10% to 11% of annual revenues to research and development efforts.

     During its most recently completed fiscal year, more than half of the growth in annual sales came from products that were introduced within the last three years. Committed to quality and customer satisfaction, Coherent designs and produces many of its own components to retain quality control. Coherent provides customers with around-the-clock technical expertise and quality that is ISO 9000 certified at its principal manufacturing sites.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The sales and operating results of both industry segments and the identifiable assets attribut-able to both industry segments for the three years ended September 28, 1996 are set forth in Note 13, "Business Segments," of the Notes to Consolidated Financial Statements.

PRODUCTS

BUSINESS STRUCTURE

     Coherent's business structure reflects its two major business or market segments, Medical and Electro-Optical. Medical serves the medical-surgical community, while Electro-Optical serves the needs of scientific and commercial customers (both end users and OEMs), including customers who purchase components.

PRODUCT AND MARKET APPLICATIONS

     Coherent currently produces more than 150 laser, laser system, precision optics and component products. Medical products range in price from $25,000 to $500,000. Scientific and commercial products range from $10,000 to $450,000. Component products (including diodes) range in price from $500 to $50,000 and consist of precision optics, thin film coatings, accessories, laser measurement and testing instruments. The number of applications in Coherent's market segments are abundant as shown in the table below:


     Applications by Market



     MEDICAL                       SCIENTIFIC                COMMERCIAL
     -------                       ----------                ----------
     Ophthalmology                 Spectroscopy              Optics & Optical Coating
     Aesthetic Surgery             Chemistry                 Semiconductor
     Dermatology/Plastic Surgery   Photochemistry            Microlithography
     Cosmetic and Reconstructive   Physics                   Interferometric Wafer Inspection
          Surgery                  Viral Research            Marking
     Orthopedics                   Genetics                  Materials Processing
     Urology                       Environmental Research    Floptical Disk Manufacturing
     Gynecology                    Semiconductor Research    Audio & Video Disk Mastering
     Otolaryngology                Biology                   Stereolithography/Rapid
     Neurological Surgery          Biochemistry                   Prototyping
     Oral Maxillofacial Surgery    Engineering               Reprographics
     Oncology                      Forensics                 Graphic & Architectural Displays
     Podiatry                      Holography                Multimedia Entertainment
     General Surgery               Isotope Separation        Micromachining
     Medical Therapy               Metrology                 Cytofluoresence
                                   Non-destructive Testing   Analytical Instrumentation
                                   Combustion Analysis       Disk Texturing
                                   Pulsed Laser Deposition

PRODUCT NARRATIVE

MEDICAL

    Coherent's Medical Group (CMG) develops, manufactures and distributes a broad line of medical laser systems used in ophthalmology, dermatology, gynecology, plastic surgery, aesthetic surgery, orthopedics, otolaryngology, neurological surgery, urology, podiatry, oncology and other surgical specialties. These lasers are designed to improve the quality of patient care and frequently decrease overall healthcare costs compared to conventional procedures. Most of these products also make it possible to perform treatments in a doctor's office, surgi-centers or outpatient centers in hospitals instead of requiring inpatient hospitalization.

    SURGICAL PRODUCTS

    Coherent has developed two families of laser instruments that are changing the way surgery is performed: the UltraPulse-Registered Trademark- laser system and the VersaPulse-Registered Trademark- laser system.

    The UltraPulse high energy laser for surgical applications represents a true departure in design and performance from conventional CO2 lasers. This technology, on which Coherent owns eight U.S. patents, offers significant advantages in terms of laser effect on tissue and surgical precision. Because this high energy laser cleanly and precisely vaporizes tissue, it has clinical advantages for the treatment of a variety of skin conditions. The UltraPulse 5000C laser, with the Computerized Pattern Generator, is particularly suitable for applications in skin-resurfacing and in other aesthetic surgery procedures. Since its introduction in 1994, it has become the largest selling laser to
aesthetic surgeons for this application.   In fiscal 1995, Coherent introduced
an international version of this product that is qualified for sale in all European countries.

    In addition to the UltraPulse 5000C, Coherent offers a full line of UltraPulse lasers for a wide range of surgical specialties and applications.
All of these lasers utilize sealed tube technology which greatly increases tube life over other designs and does not require external gas or water supplies. Coherent's UltraPulse lasers are used by specialists in aesthetic surgery, dermatology, plastic and reconstructive surgery, gynecology, otolaryngology, oncology, podiatry, oral/maxillofacial surgery, neurological surgery and general
surgery.   New applications for lasers in the above referenced specialties are continually under development. The Company's UltraPulse lasers offer a range of power from 60 to 100 watts, and are capable of generating unprecedented high pulse energies not available from competing CO2 lasers.

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

    In 1993, a new generation called the VersaPulse Select-TM- was introduced. This system doubled the power available to the arthroscopic surgeon while reducing system size to nearly half that of the first generation designs. VersaPulse is approved by the FDA for joint arthroscopy, for open and endoscopic procedures in general surgery and for lower back surgery.

    In 1994, Coherent introduced the dual wavelength VersaPulse Select for urology. This system combines the Ho:YAG and the Nd:YAG lasers and is the first system to offer soft tissue cutting and coagulation and stone management (lithotripsy) in a single package. The DuoTome-TM- fiber delivery systems allow delivery of either the Ho:YAG or the Nd:YAG laser energy through the same fiber. These systems provide much greater flexibility and are finding unique applications in the rapidly growing laser prostatectomy market.

    In 1996, Coherent expanded the VersaPulse product family by introducing the multi-wavelength VersaPulse Aesthetic laser. Featuring four lasers in one box, this product can be used for the removal of tattoos and treatment of both vascular and pigmented lesions, such as birthmarks, port wine stains, and "telangiectasias," the unsightly veins of the legs and face. Physicians use up to four separate laser systems to achieve the capabilities offered by a single VersaPulse Aesthetic laser. New laser technology developed at Coherent allows treatment of lesions containing larger vessels that often do not respond to conventional lasers.

    Coherent was issued two U.S. patents on the use of the holmium laser for arthroscopy and endoscopy through fiber delivery devices in a liquid environment. In addition, Coherent holds a number of key patents on the fiber optic delivery systems used with these lasers.

    OPHTHALMIC PRODUCTS

    Coherent pioneered the use of lasers in the ophthalmology market segment 25 years ago and is still the leader. CMG offers argon and multiple wavelength lasers for photocoagulation and treatment of retinal disease and glaucoma. The Company's Nd:YAG lasers for photodisruption are used for treatment of secondary cataracts. Coherent also sells an excimer refractive surgery system in many countries in the world other than the U.S. for correction of vision disorders including myopia, hyperopia and astigmatism.

    Coherent's argon photocoagulator was the first such device to achieve widespread acceptance by the medical community for treatment of diabetic retinopathy, retinal detachments and glaucoma. The argon photocoagulator is also used in treatment of age-related macular degeneration.

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

    The Novus Omni-TM-, introduced in fiscal 1994, attains a new level of compactness, reliability, and flexibility in ophthalmic multi-wavelength applications. With instantaneous switching among red, yellow, and green treatment options, the retinal surgeon can now benefit from the proven technology improvements in the Novus and Ultima lasers and multiple wavelength lasers.

    Coherent's Nd:YAG laser photodisruptors are used primarily for posterior capsulotomies. These solid-state, Q-switched lasers provide ophthalmologists with a method for treating secondary cataracts in a non-invasive manner. Unlike the argon and multiple wavelength lasers used in photocoagulation, Nd:YAG lasers produce high power pulses as short as ten billionths of a second. These brief but powerful pulses produce an "optical breakdown" effect which disrupts (cuts or perforates) the tissue rather than producing a thermal burn. Nd:YAG lasers are also used for iridotomies, a procedure used in the treatment of closed angle glaucoma, whereby the laser makes a hole in the iris facilitating the outflow of fluid trapped in the eye. This outflow relieves pressure which, if left untreated, could cause damage to the optic nerve.

    In March 1994, Coherent and Herbert Schwind GmbH & Co. KG entered into a marketing and sales agreement which gives Coherent the exclusive right to sell the Keratom-TM- excimer refractive surgery system in many countries of the world. This product uses a high energy argon fluoride excimer laser from Lambda Physik, an 80% owned Coherent subsidiary in Germany, to obtain a high quality laser beam that is more uniform, and optical components that are simpler, more reliable and more durable than competing machines. Keratom uses the patented HaloPure-TM- generator to provide ultra-pure halogen as needed, from a self-contained, solid-state source through a computer controlled chemical reaction.

    Clinical trials are continuing on the new erbium laser for the most delicate forms of retinal and vitreal surgery. This product is allowing surgeons to perform very delicate surgical procedures for removing vitroretinal
membranes without impacting the retina, thus restoring vision.   The trials have
been expanded to include several leading international vitroretinal surgeons to participate in this surgical advance.

    The medical laser systems manufactured by Coherent's Medical Group are subject to regulation and control by the U.S. Food and Drug Administration and other international regulatory agencies. See "Impact of Medical Device Regulations".

    The laser systems manufactured by the Medical Group typically range in price from $25,000 to $500,000.

ELECTRO-OPTICAL

    Coherent's electro-optical products include lasers and laser systems for scientific, medical research, micromachining, commercial applications, precision optics and related accessories. The principal types of lasers produced by the Company's Electro-Optical segment are argon and krypton ion, excimer, carbon dioxide (CO2), liquid dye, Nd:YAG, Titanium:Sapphire (Ti:Sapphire), diode-pumped solid-state (DPSS), and semiconductor lasers (laser diodes). These lasers have a broad range of power and operate in the visible (V), ultraviolet (UV) and infrared (IR) portions of the electromagnetic spectrum. The Company's optics and optical products include special purpose lenses, mirrors and advanced optical coatings. Coherent's electro-optical products are sold for scientific, medical and OEM applications.

    SCIENTIFIC AND COMMERCIAL GROUP

    Coherent's Laser Group (CLG) and Lambda Physik, GmbH, the Company's 80% owned subsidiary in G"ttingen, Germany, comprise the Scientific and Commercial Group.

    CLG is headquartered in Santa Clara, California, and is a leading developer and manufacturer of ion, dye, solid-state Nd:YAG, Ti:Sapphire, DPSS, diode and CO2 lasers for the scientific, OEM and micromachining markets. The lasers sold by CLG are used in basic and applied research in medicine, chemistry, physics, biology, biochemistry, engineering and forensic sciences, and in a variety of commercial applications including materials processing, semiconductor microlithography, stereolithography, interferometric wafer inspection, reprographics, optical disk manufacturing, analytical instrumentation, laser light shows, and manufacturing process control.

    In fiscal 1996, CLG changed its organizational structure from a product line focus to a market focus in order to better serve its customers in their different market channels. As a result, two business units were formed: a Commercial business unit which focuses on OEM and industrial accounts and a Scientific business unit focusing on the scientific community.

    In fiscal 1996, applications for the DPSS product line continued to expand in various markets such as printing, reprographics, and instrumentation. In 1995, CLG introduced a series of new service programs worldwide to provide improved support to its commercial customers. In March 1995, the Company acquired the non-telecommunication business and some intellectual property rights of ATx Telecom Systems, Inc. (AMOCO). In June 1995, the Company acquired the business and net assets of

Adlas GmbH and Co. KG (Adlas), in Lubeck, Germany, a manufacturer of CW infrared, green and Q- switched lasers whose products complement the DPSS
product line.    Fiscal 1996 saw strong growth for the Lubeck operations,
including the introduction of a new Q-switched laser, the ZT, for the disk texturing market. With these two acquisitions, CLG has consolidated its patent position in the DPSS area, increased its portfolio of product offerings to better address the commercial and micromachining markets, and has opened up a manufacturing and service entity in Europe.

    In July 1995, the Company acquired the laser diode operations of Uniphase. With this acquisition, the Company added high power semiconductor laser diodes with wavelength emissions from 670 to 980 nanometers to its product lines.
These laser diodes are key components for the Company's growing segment of diode pumped laser products, thereby reducing its dependence on outside vendors.
Laser diodes are also widely used in medical, printing, OEM instrumentation, remote sensing, and machine vision industries. In 1996, CLG began construction, at its Santa Clara headquarters, of a 10,000 square foot clean room facility to support this diode business.

    Fiscal 1996 included Coherent's introduction of Verdi-TM-, a CW diode-pumped solid-state visible laser that will provide a compact, high-power, efficient option for many scientific and commercial laser applications.

    In December 1996, subsequent to year end, the Company acquired 80% of the outstanding capital stock of Tutcore OY, Ltd., and an option to acquire the remaining 20% in five years. Tutcore is located in Tampere, Finland and is the leading manufacturer of aluminum-free semiconductor wafers that are incorporated into laser diodes.

    The lasers and laser systems produced by CLG, with the exception of semiconductor lasers, typically range in price from $10,000 to $250,000. Semiconductor laser diode prices range from $500 to $3,000.

    Coherent's subsidiary, Lambda Physik, GmbH, develops and manufactures excimer, diode-pumped solid-state, and tunable lasers including dye lasers and optical parametric oscillators (OPOs). These powerful pulsed lasers cover the spectral range from VUV, 157 nm to the NIR, over 4 m. Producing UV light directly without frequency conversion techniques, the excimer laser is a very efficient tool, gaining strong market share in industrial and medical applications. The diode-pumped solid-state developments are driven by the challenge to produce the highest possible frequency conversion efficiencies and beam quality for UV-power with outstanding brilliance at 1 kHz.

    In fiscal 1996, Lambda Physik brought its new production facility and cleanroom into full operation. Production capacity for excimer lasers was significantly increased. All products are certified with the CE-mark, a prerequisite for the European market. In August 1996, Lambda Physik received the ISO 9002 certification. This is an important milestone of Lambda Physik's quality program and opens up excellent opportunities in the medical and industrial marketplace.

    In time for the anticipated ramp up of DUV excimer lasers, Lambda Physik
completed, in fiscal 1996, the development of the Novaline-Litho-TM-.   This 1
kHz repetition rate KrF excimer laser is suitable for modern step-and-scan lithography tools.

    Also in fiscal 1996, LAMBDA StarLine-TM- was introduced, the first frequency tripled, 1 kHz, diode-pumped solid-state laser to deliver 10 Watts in
the IR, and diffraction-limited beam quality down to the UV.   This new class of
laser is ideal for spectroscopic and non-linear optical applications in the scientific market as well as for material processing applications.

    Lambda Physik has produced some of the most respected pulsed laser models for spectroscopy in the world. The present pulsed dye laser, SCANmate-TM-, and parametric oscillator, SCANmate

OPPO-TM-, set a new standard in the scientific world in narrow-linewidth tunable light sources for high resolution spectroscopy in the range from 189nm to over 4 pm.

    The lasers and laser systems produced by the Scientific and Commercial Group typically range in price from $10,000 to $450,000.

    COMPONENTS GROUP

    Coherent's Auburn Group (CAG) manufactures optics, thin film coatings for high-performance laser optics, laser accessories and electro-optical components for the Company as well as other manufacturers.

    Optics and thin film coatings, which consist of mirrors and lenses used for imaging and directing a laser beam, are used in the Company's own laser products, in low-loss coated optics for OEMs and other commercial applications. During fiscal 1996, the Optics Division combined their super-polish capabilities with a new Ion Beam Sputter Deposition process to create ultra low-loss laser mirrors. In England, the Leicester facility put two new coating machines on-line and introduced processes to support the Company's European laser component customers.

    CAG also designs and manufactures laser measurement instruments and accessories that are used to measure and maximize the performance of laser systems. During fiscal 1996, the Instruments Division ramped up production of low power laser diode modules at its Auburn site, based on a business acquired early in the year from Applied Laser Systems. The division also introduced a diode laser module, which will be the first solid-state laser to compete directly with Helium Neon (HeNe) gas lasers, based on patented technology licensed from Blue Sky Research of Santa Cruz, California. Lastly, the Optics Division complemented its precision optics product lines by acquiring technology developed by ATx Telecom Systems, Inc. (ATx) which includes a unique coating process for optical components.

    Products made by CAG typically range in price from $500 to $50,000 and are sold through CAG's field and telemarketing salesforce and through an international network of independent distributors as well as other Coherent sales groups.

MARKETING, DISTRIBUTION AND CUSTOMER SERVICE & SUPPORT

    Coherent markets its products domestically through a direct sales force. Coherent's products are sold internationally through direct sales personnel located in the United Kingdom, Sweden, Germany, France, Belgium, The Netherlands, Japan (medical segment and Lambda Physik products for OEM and micromachining only), The Peoples Republic of China and Hong Kong, as well as through independent representatives in other parts of the world. The Company's foreign sales are made principally to customers in Europe, Japan and Asia Pacific, but sales are also made to customers in Canada, Mexico, Latin America, Australia, the Middle East and Africa. Sales made to independent representatives and distributors are generally priced in U.S. dollars. Foreign sales made directly by the Company are generally priced in local currencies and
are therefore subject to currency exchange fluctuations.   Foreign sales are
also subject to other normal risks of foreign operations, such as protective tariffs and export/import controls. Coherent's products are broadly distributed and no one customer accounted for more than 10% of total sales during fiscal 1996.

    Coherent commenced direct sales and service for its Medical business segment in Japan effective February 1, 1996. Japan is the largest international medical market and creating closer relationships with the Japanese customers enables the Company to provide stronger support. Furthermore, the Company can develop products more rapidly for the Japanese market.

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

PRODUCTION AND SOURCES AND AVAILABILITY OF MATERIALS

    The Company's production operations consist primarily of assembling and testing its products, although the Company manufactures substantially all of its own laser tubes and optics. The Company depends upon outside suppliers for most product components, many of which are manufactured to the Company's specifications. The Company has not experienced any significant difficulty in obtaining raw materials or components in the past. There is always a possibility of periodic, short-term disruption in supplies of critical, high technology components; however, the Company does not believe that such disruptions would have a material adverse impact on its financial position or results of operations.

PATENTS AND  LICENSES

    Coherent has a significant number of U.S. and foreign technology patents
incorporated into its products.   The Company believes it owns, or has the right
to use, the basic patents covering its products. However, each year there are hundreds of patents granted worldwide related to lasers and their applications and, from time to time, the Company has been notified that it may be infringing upon patents owned by others. In the past, the Company has been able to obtain patent licenses for patents related to its products on commercially reasonable terms. The failure to obtain a key patent license from a third party could cause the Company to incur liabilities for patent infringement and, in the extreme case, to discontinue the manufacturing of products that infringe upon the patent. Management believes that none of the Company's current products infringe upon a valid claim of any patents owned by third parties, where the failure to license the patent would have a material and adverse effect on the Company's financial position or results of operations.

BACKLOG

    At September 28, 1996, the Company's backlog of orders scheduled for shipment was approximately $59,974,000, compared with $67,195,000 at September 30, 1995. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by the Company has not been significant; however, since orders are cancelable, the backlog of orders, at any one time, is not necessarily indicative of future revenues. The Company anticipates filling the present backlog during fiscal 1997. Backlog at September 28, 1996, was higher than at September 30, 1995, in the Electro-Optical business segment and lower in the Medical business segment. The decrease was primarily the result of the Company entering fiscal 1996 with excessive backlog in its Medical UltraPulse product line and the Company was successful in bringing this down to a manageable level at September 28, 1996. This decrease was partially offset by higher backlog in the Commercial and OEM side of the Electro-Optical business as this business has grown faster than the Scientific business and traditionally has higher backlog due to the nature of the booking process for OEMs.

COMPETITION

    Coherent is the largest laser company in each of its business segments. No competitor offers the wide range of products that are manufactured and sold by Coherent. However, competition is intense in both business segments because there are a number of small laser companies selling products which compete directly with one or more Coherent products.

    The markets in which Coherent is engaged are subject to keen competition and rapid technological change. The principal factors of competition for all products are reliability, price, performance, service, marketing and distribution, technological achievement and human resources. Coherent believes that it competes favorably in these areas, but continued emphasis upon development of new and improved products, and the continued development of successful channels of distribution will be necessary to maintain or increase the Company's share of the laser markets in which it competes.

RESEARCH AND DEVELOPMENT

    Coherent maintains separate research and development staffs in both of its major business segments. Development of new and improved electro-optical and medical products is primarily the responsibility of engineering department and applications staffs located in the U.S., Germany and the United Kingdom. Such engineering staffs design and develop both new products and enhancements to existing products. Coherent works closely with customers, both individually and through Company sponsored seminars, to develop products to meet customer application and performance needs.

    The Company operates in an industry which is subject to rapid technological
change.   Its ability to compete and operate successfully depends upon, among other things, its ability to react to such change. Accordingly, Coherent is committed to the development of new products as well as the improvement and refinement of existing products. Fiscal 1996 expenditures for research and development were $37,705,000, 10% of sales, compared to $31,042,000, 11% of sales, and $25,800,000, 12% of sales, during fiscal 1995 and 1994, respectively.

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

IMPACT OF MEDICAL DEVICE REGULATIONS

    The Company's medical products are subject to regulation and control by the Center for Devices and Radiological Health, a branch of the Food and Drug Administration (FDA) within the Department of Health and Human Services. The FDA medical device regulations require either an Investigational Device Exemption (IDE), Pre-Market Approval (PMA) or 510(K) approval before new products can be marketed to, or utilized by, the physician. The Company's medical products are subject to similar regulations in its major international markets. Complying with these regulations is necessary for the Company's strategy of expanding the markets for and sales of its products into these countries.

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

EMPLOYEES

    At September 28, 1996, Coherent employed 1,794 persons. The Company's continued success will depend in large measure on its ability to attract and retain highly skilled employees, who are in great demand.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Financial information relating to foreign and domestic operations for the three years ended September 28, 1996, is set forth in Note 13, "Business Segments", of the Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters and major electro-optical facility is located in Santa Clara, California, consisting of approximately 8.5 acres of land and a 200,000-square-foot building owned by the Company.

    Additional electro-optical facilities are located in Auburn, California. The Auburn facilities consist of two 60,000-square-foot buildings and a 50,000-square-foot building, all of which are owned by the Company.

    The Company's principal medical products facility is located in Palo Alto, California, consisting of two buildings totaling approximately 100,000 square feet of floor area under leases expiring in 1999. The Company also has a 16,200-square-foot warehouse located in Redwood City, California under a lease expiring in 2000.

    During fiscal 1995, the Company purchased its former Laser Group Porter Drive facility in the Stanford Industrial Park, Palo Alto, California. This facility is 95,000 square feet, was remodeled during fiscal 1996, and is currently leased to an unaffiliated third party.

    During fiscal 1993, the Company sold the net assets of Coherent General, Inc. The sale did not include land consisting of approximately 36 acres (11 developed acres) and facilities consisting of a 58,000-square-foot building owned by the Company in Sturbridge, Massachusetts. This building is currently leased (until August 1998) to the acquirer of Coherent General, Inc.

    Lambda Physik GmbH's facility in Gottingen, Germany consist of two buildings totaling 54,000 square feet, which are owned by the Company.

    Lambda Physik's domestic facility is located in Fort Lauderdale, Florida, consisting of an 11,000-square-foot building leased until March, 2002.

    Coherent GmbH's facility in Dieburg, Germany consists of a 16,740-square-foot building leased by the Company until 1999 with a five year renewal option.

    Coherent Lubeck's facility in Lubeck, Germany consists of a 19,913-square-foot building leased by the Company until 1999 with a five year renewal option.

    Coherent Optics Europe Ltd.'s facilities consist of two leased buildings (four units) in Leiceseter, England totaling 34,537 square feet with leases expiring from 2005 to 2007.

    Coherent Japan's facilities include 13,600-square-feet consisting of four buildings leased until 1998.

    The Company also maintains sales and service offices under short-term leases in the United States, Mexico, Germany, the United Kingdom, France, Belgium, The Netherlands, Sweden, Hong Kong, and Peoples Republic of China.

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

                                                             Quarters Ended
                              ------------------------------------------------------------------------------
                                              Fiscal 1996                          Fiscal 1995
                              -------------------------------------   -------------------------------------
                              Dec. 30  Mar. 30  June 29   Sept. 28    Dec. 31   Apr. 1   July 1   Sept.30
                              -------------------------------------    -------------------------------------
Closing Price:
 High                         $43.50    $49.00    $55.50    $52.75    $17.25    $28.25    $30.75    $41.25
 Low                          $28.00    $33.75    $40.13    $32.00    $13.75    $16.50    $24.25    $28.75


     The number of stockholders of record as of November 29, 1996 was 2,085. No cash dividends have been declared or paid since Coherent was founded and the Company has no present intention to declare or pay cash dividends. The Company's agreements with its banks restrict the payment of dividends on the Company's Common Stock. See Note 6, "Short-term Borrowings", of the Notes to Consolidated Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA


                                                                      Years Ended
                                       ----------------------------------------------------------------------
                                       Sept. 28,      Sept. 30,      Oct. 1,      Sept. 25,      Sept. 26,
                                           1996           1995         1994           1993           1992
-------------------------------------------------------------------------------------------------------------
                                                       (In thousands, except per share amounts)
Net sales                                 $364,430       $285,499    $215,367      $196,883       $192,213
-------------------------------------------------------------------------------------------------------------
Gross profit                               187,218        142,483     105,429        97,300         90,738
-------------------------------------------------------------------------------------------------------------
Income from continuing operations           30,314         19,323      10,301         9,319          5,227
-------------------------------------------------------------------------------------------------------------
Gain (loss) from discontinued
      operations                                                        1,154        (4,409)        (2,583)
-------------------------------------------------------------------------------------------------------------
Cumulative effect of change in
      accounting for income taxes                                                     5,637
-------------------------------------------------------------------------------------------------------------
Net income                                  30,314         19,323      11,455        10,547          2,644
-------------------------------------------------------------------------------------------------------------
COMMON AND EQUIVALENT PER SHARE DATA:
   Income from continuing operations          2.63           1.75        1.00           .93            .55
   Gain (loss) from discontinued
      operations                                                          .11          (.44)          (.27)
   Cumulative effect of change
      in accounting for income taxes                                                    .56
-------------------------------------------------------------------------------------------------------------
   Net income                                 2.63           1.75        1.11          1.05            .28
-------------------------------------------------------------------------------------------------------------
Total assets                               311,516        255,874     211,766       193,796        183,292
-------------------------------------------------------------------------------------------------------------
Long-term obligations                        3,921          5,139       8,865        14,122         15,559
-------------------------------------------------------------------------------------------------------------
Other long-term liabilities                 12,403          9,597       6,789         3,468          5,020
-------------------------------------------------------------------------------------------------------------
Minority interest in subsidiaries            2,738          1,782       4,089         3,806          3,813
-------------------------------------------------------------------------------------------------------------
Stockholders' equity                       197,587        161,191     133,464       117,023        103,476
-------------------------------------------------------------------------------------------------------------

     No dividends have been declared in any of the periods presented. See "Item 5" for a discussion of the Company's dividend history.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     CONSOLIDATED SUMMARY

     During fiscal 1996, net income increased to $30.3 million ($2.63 per share) compared to $19.3 million ($1.75 per share) for fiscal 1995 and $11.5 million ($1.11 per share) for fiscal 1994. Fiscal 1994 results reflect a $1.2 million ($.11 per share) gain from the reversal of inventory valuation reserves and certain accruals that were no longer required relating to the discontinuation of the Industrial operations in fiscal 1993. Income from continuing operations before income taxes increased $17.5 million (55%) to $49.3 million for fiscal 1996 compared to $31.8 million for fiscal 1995 and $16.8 million for fiscal 1994. These increases resulted primarily from higher sales volumes, gross profits, and other income. The Company's effective tax rate was 39% for all three years presented.

1996 COMPARED TO 1995

     NET SALES AND GROSS PROFIT

     CONSOLIDATED

     During fiscal 1996, net sales increased $78.9 million (28%) to $364.4 million from $285.5 million, resulting primarily from increased sales volumes. Such higher volumes occurred primarily with OEM's and commercial customers in the Electro-Optical segment and with lasers for aesthetic surgery in the Medical segment. International sales grew at a higher rate than domestic sales in both segments for a total increase of $45.2 million (31%). Accordingly, international sales were 53% of net sales for the current fiscal year compared to 51% last year, reflecting the Company's commitment to grow its international business.

     The gross profit rate improved to 51% for the current fiscal year compared to 50% for fiscal 1995. The improvement in the overall margin resulted primarily from higher sales volumes of high margin products and manufacturing efficiencies.

     ELECTRO-OPTICAL

     Electro-Optical net sales increased $42.3 million (27%) in the current fiscal year to $201.6 million from $159.3 million in the prior fiscal year. International sales increased $26.6 million (28%) and domestic sales increased $15.7 million (24%) in the current fiscal year. The increased sales, both internationally and domestically, resulted primarily from higher sales volumes to OEM's and commercial customers, due to broader acceptance of new products introduced within the past two years and due in part to increased sales associated with business acquisitions.

     The gross profit rate increased to 52% from 50% in the prior fiscal year. The increase over the prior year resulted from efficiencies gained from the higher sales volumes, a more favorable product mix, and efficiencies experienced due to manufacturing enhancements at Lambda Physik GmbH.

     MEDICAL

     Medical net sales increased $36.6 million (29%) to $162.8 million in fiscal 1996 from $126.2 million in fiscal 1995. International sales increased $18.7 million (36%) while domestic sales increased $18.0 million (24%) in the current fiscal year. The growth was primarily attributable to higher sales volumes of the Ultrapulse for cosmetic applications.

     The gross profit rate increased to 51% from 50% in the prior fiscal year primarily due to the higher sales volumes which also are comprised of higher margin products, such as the Ultrapulse for cosmetic procedures.

     OPERATING EXPENSES

                                               Years Ended
                                        Sept. 28,      Sept. 30,
                                           1996          1995
                                        ---------      ---------
                                               (in thousands)

Research & development                    $   37,705   $ 31,042
Selling, general & administrative            104,813     81,529
                                             -------   --------
Total operating expenses                  $  142,518   $112,571
                                             -------   --------
                                             -------   --------

     Total operating expenses increased $29.9 million (27%) from the prior fiscal year but as a percentage of sales remained constant at 39%.

     Current year research and development (R&D) expenses increased $6.7 million (21%) from the prior year but decreased as a percentage of sales from 11% to 10%. The absolute dollar increase was most significant in the Company's Electro-Optical business segment due to more headcount and related expenses associated with the Company's continued emphasis on product development and its recent strategic acquisitions. The Company intends to build upon its leadership position and continue this strong commitment to product development. For example, two new models of our UltraPulse-Registered Trademark- medical laser system allow physicians from all size practices to participate in the growing market for skin resurfacing with the laser that is recognized as the "gold standard" for this application. The Company's new diode-pumped solid-state
(DPSS) laser, used to improve the performance of computer hard-disk drives, provides hard-disk media manufacturers a laser capable of handling high-volume production while maintaining the highly stable operations required for this application. At the recent American Academy of Ophthalmology in Chicago, the Company introduced the Selecta 7000-TM-. Based on initial results using this system for Selective Laser Trabeculoplasty (SLT), the Company believes that the Selecta 7000 has the potential for becoming the standard treatment for treating primary open-angle glaucoma.

     Selling, general and administrative (SG&A) expenses increased $23.3 million (29%) but remained at 29% of sales compared to the prior fiscal year. Sales, marketing and service expenses increased $17.7 million (32%) and as a percentage of sales increased to 20% from 19% in fiscal 1995. This expense was driven by an increase in headcount to support the growing business, the Medical segment's change to direct sales in Japan, and an increase in the level of workshops and trade shows worldwide. Administration expenses increased $5.6 million (21%) but as a percentage of sales remained at 9%. This increase was driven by costs related to recent strategic acquisitions, facility expansions, and bonuses associated with improved operating performance over the prior year.

     OTHER INCOME (EXPENSE)

     Total other income, net increased by $2.7 million during the current fiscal year. This increase resulted primarily from a $1.6 million gain from the third quarter sale of the Company's holdings in another medical laser company, and $1.2 million higher interest and dividend income, net, due to capitalization of interest associated with the refurbishment of the Porter facility and the construction of the Auburn Building III. The funds generated by operations and the sales of shares under the employee stock option and purchase plans helped fund the acquisition of such facilities without increasing average borrowings nor significantly reducing average cash and short-term investments.

The Porter Drive facility was completed in September, 1996 and has been leased to an unaffiliated third party.

     INCOME TAXES

     The Company's effective tax rate for fiscal 1996 and fiscal 1995 remained constant at 39%.

1995 COMPARED TO 1994

     NET SALES AND GROSS PROFIT

     CONSOLIDATED

     During fiscal 1995, net sales increased $70.1 million (33%) to $285.5 million from $215.4 million in fiscal 1994, resulting primarily from higher sales volumes of products introduced in the past two years in both the Electro-Optical and Medical business segments. Increased international sales in both business segments, were also due in part to the weaker U.S. dollar against the German deutschemark, British pound and Japanese yen in fiscal 1995 compared to fiscal 1994. International sales increased $36.9 million (34%) to $146.9 million while domestic sales increased $33.2 million (31%) to $138.6 million. International sales were 51% of net sales for fiscal 1995, the same as in fiscal 1994.

     The gross profit rate improved to 50% for fiscal 1995 compared to 49% for fiscal 1994. The improvement was primarily associated with higher sales volumes of higher margin Medical segment products in certain territories that experience higher gross profits. The improvement, primarily in the Medical segment, is also due in part to translation gains affecting gross profit because of the weaker U.S. dollar in fiscal 1995 compared to fiscal 1994 against other major currencies. Translation gains from Electro-Optical segment international sales were offset by the impact of higher product costs from translation losses due to certain of its products manufactured in Germany and sold in the U.S. and other countries where the respective currencies were weaker than the deutschemark. However, the Medical segment's gross profit benefits from the translation gains from its foreign currency denominated sales as its product costs are primarily dollar denominated.

     ELECTRO-OPTICAL

     Electro-Optical net sales increased $33.3 million (26%) to $159.3 million in fiscal 1995 from $126.0 million in fiscal 1994. International sales increased $24.3 million (35%) to $94.7 million (59% of total sales) for fiscal 1995. Domestic sales increased $9.0 million (16%) to $64.6 million for fiscal 1995. The increase in net sales resulted primarily from higher sales volumes in the Coherent Laser Group, Coherent Auburn Group and Coherent Lambda Physik.

     The gross profit rate remained constant at 50% for both fiscal years.

     MEDICAL

     Medical net sales increased $36.8 million (41%) to $126.2 million for fiscal 1995 from $89.4 million in the prior year. International sales increased $13.2 million (33%) to $52.2 million for fiscal 1995 and domestic sales increased $23.6 million (47%) to $74.0 million. The increase in international sales was primarily attributable to increased sales volumes in Europe, Japan, Asia Pacific, Mexico, Latin America and Canada. On a product line basis, the acceptance of the Ultrapulse for dermatology and the Ultima for ophthalmology accounted for the increased sales volumes.

     The gross profit rate increased to 50% from 48% in fiscal 1994. The increase in margin was primarily due to higher sales volumes of higher margin products, a more favorable geographic mix, and the impact of international sales denominated in strong foreign currencies, while product costs of such international sales are primarily denominated in dollars.

     OPERATING EXPENSES

                                                   Years Ended
                                            Sept. 30,        Oct. 1,
                                              1995            1994
                                            ---------        -------
                                                 (in thousands)

Research & development                       $ 31,042       $ 25,800
Selling, general & administrative              81,529         63,323
                                             --------       --------
Total operating expenses                     $112,571       $ 89,123
                                             --------       --------
                                             --------       --------

     Total operating expenses increased $23.4 million (26%) but decreased as a percentage of sales to 39% in fiscal 1995 from 41% in the prior fiscal year. Fiscal 1995 research and development (R&D) expenses increased in absolute dollars by $5.2 million (20%) from fiscal 1994. The increase in R&D expenses occurred primarily in the Medical segment due to increased personnel and related costs associated with an increased number of products under development and increased spending for clinical development activities. As a percentage of sales, R&D expenses decreased in fiscal 1995 to 11% from 12% in fiscal 1994, however, this level of spending continues to reflect the Company's continued commitment to innovation and technical leadership.

     Selling, general and administrative (SG&A) expenses increased $18.2 million (29%) compared to fiscal 1994 but remained at 29% of sales. Selling and marketing expenses increased $12.1 million (28%) during fiscal 1995 but decreased to 19% as a percentage of sales from 20% in the prior fiscal year.
The dollar increase was associated with higher sales volumes, additional personnel, and increased facilities expenses. General and administrative expenses also increased by $6.1 million (30%) compared to fiscal 1994, but remained at 9% as a percentage of sales. In addition, total SG&A expenses were higher in both segments due in part to the translation of costs denominated in strong foreign currencies relative to the U.S. dollar, compared to the same period a year ago.

     OTHER INCOME (EXPENSE)

     Total other income, net increased by $1.5 million primarily due to a decrease of $0.7 million in interest expense due to lower average interest rates and the nonrecurrence of fiscal 1994 prepayment penalties associated with debt refinancing and an increase in other income of $0.7 million primarily due to a gain on the sale of an investment.

     INCOME TAXES

     The Company's effective tax rate for fiscal 1995 and fiscal 1994 remained constant at 39%.

     OTHER

     Inflation has not had a significant impact on the Company's results of operations during the past three fiscal years because general price level increases have been modest. Increases in per unit material and labor costs have generally been offset by improved yields and other efficiencies.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash and short-term investments of $34.6 million at September 28, 1996. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $37.1 million as of September 28, 1996, of which $27.7 million is unused and available under these credit facilities. During fiscal 1996, such facilities have been used in Europe and Japan. Because of the Company's low debt to equity ratio (.06:1), management believes that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents, short-term investments and available lines of credit are expected to be sufficient to fund operations for fiscal 1997. The Company has certain financial covenants related to its lines of credit. At September 28, 1996, the Company is in compliance with these covenants (see Note 6, "Short-term Borrowings", of the Notes to Consolidated Financial Statements").

CHANGES IN FINANCIAL CONDITION

     Cash and equivalents decreased by $11.2 million (55%) from September 30, 1995. Operations and changes in exchange rates generated $23.0 million. The increase from operations is net of significant amounts used to establish the working capital of the Company's direct sales organization in Japan. Investing activities used $34.3 million; $24.5 million was used to acquire property and equipment (net of proceeds from disposition of property and equipment), $5.0 million was used to purchase distribution rights in Japan, $2.5 million used for acquisitions made by the Company, and $2.3 million was used for other investing activities. Financing activities provided $0.1 million; sales of shares under employee benefit plans and collection of notes receivable from stock sales generated $4.8 million, partially offset by increased repayments on borrowings, net of $4.7 million.

     Cash and equivalents at September 30, 1995 decreased by $6.8 million (25%) from October 1, 1994. Operations and changes in exchange rates generated $9.3 million; short-term investments increased $7.7 million. Investing activities used $18.5 million; $7.7 million was used to acquire property and equipment (net of proceeds from disposition of property and equipment), $4.5 million was used to purchase certain assets and license certain patents from Amoco, $4.3 million was used to purchase the former Porter Drive facility and $1.9 million was used for the purchase of the net assets of Adlas (see Note 3 "Acquisitions" of the Notes to Consolidated Financial Statements). Financing activities provided $2.4 million, sales of shares under employee benefit plans and collection of notes receivable from stock sales generated $6.2 million, partially offset by increased repayments on borrowings, net of $3.8 million.

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

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Registrant's directors will be set forth under the caption "Election of Directors - Nominees" in Registrant's proxy statement for use in connection with the Annual Meeting of Stockholders to be held in March, 1997, (the "1996 Proxy Statement") and is incorporated herein by reference. The 1996 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

     The following table sets forth the names, ages and office of all of the executive officers of the Company:


     Name                     Age                 Office Held
-------------------------------------------------------------------------------

James L. Hobart, Ph.D.        63        Chairman of the Board of Directors,
                                        and Chief Technical Officer

Bernard J. Couillaud, Ph.D.   52        President
                                        and Chief Executive Officer

Robert J. Quillinan           49        Vice President
                                        and Chief Financial Officer

Gerald C. Barker              54        Vice President and General Manager,
                                        Coherent Laser Group

Kevin P. Connors              34        Vice President and General Manager,
                                        Coherent Medical Group

Robert M. Gelber              51        Vice President and General Manager,
                                        Coherent Auburn Group

Dennis C. Bucek               51        Treasurer and Assistant Secretary

Scott H. Miller               42        Vice President and General Counsel

Larry W. Sonsini              55        Secretary

     There are no family relationships between any of the executive officers and directors.

     Dr. Hobart served as the President of the Company from 1968 through June 1974 and from January 1976 through March 1983. From June 1974 to January 1976 he served as the Company's Chief Scientist. He served as Chief Executive Officer from August 1988 to July 1996 and as General Manager of the Medical Group from August 1994 to June 1996. He has served as a director of the Company since 1966 and as Chairman of the Board of Directors since 1974. In addition, he was elected Chief Technical Officer in May 1996.

     Dr. Couillaud has served as President and Chief Executive Officer as well as a member of the Board of Directors since July 1996. He served as Vice President and General Manager of Coherent Laser Group from March 1992 to July 1996. From 1990 to March 30, 1992, he served as Manager of the Advanced Systems Business Unit, and from 1987 to 1990 served as Director of R&D for the Coherent Laser Group.

     Mr. Quillinan has served as Vice President and Chief Financial Officer since July 1984. He served as Vice President and Treasurer from March 1982 to July 1984 and as Corporate Controller from April 1980 to March 1982.

     Mr. Barker has served as Vice President and General Manager, Coherent Laser Group since June 1996. He served as Director, Ion Business Unit from 1990 to 1996. From 1987 to 1990 he served as Manager Engineering Programs.

     Mr. Connors has served as Vice President and General Manager, Coherent Medical Group since June 1996. He served as Director of Research and Development from 1995 to 1996 and Manager Engineering Programs from 1994 to
1995.   From 1987 to 1994,  Mr. Connors held various engineering and engineering management positions at Coherent Medical Group.

     Mr. Gelber has served as Vice President and General Manager, Coherent Auburn Group since August 1986.

     Mr. Bucek has served as Treasurer and Assistant Secretary since August
1985.

     Mr. Miller has served as General Counsel to the Company since October 1988 and as Vice President since March 1994.

     For over five years, Mr. Sonsini has served as the Company's Secretary. He is a member of Wilson, Sonsini, Goodrich & Rosati, P.C., general counsel to the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding remuneration of Registrant's directors and executive officers will be set forth under the caption "Election of Directors - Executive Compensation" in Registrant's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will be set forth under the captions "Information Concerning Solicitation and Voting - Record Date and Share Ownership" and "Election of Directors - Security Ownership of Management" in Registrant's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be set forth under the caption "Election of Directors - Certain Transactions" in Registrant's 1997 Proxy Statement and is incorporated herein by reference.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND FORM 8-K REPORTS

                                                                      Page
                                                                      ----
(a)  1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of
     Coherent, Inc. and its subsidiaries are filed as part of this report on Form 10-K:

          Independent Auditors' Report                                28

          Consolidated Balance Sheets - September 28, 1996
          and September 30, 1995                                      29

          Consolidated Statements of Income - Years ended
          September 28, 1996, September 30, 1995
          and October 1, 1994                                         30

          Consolidated Statements of Stockholders' Equity -
          Years ended September 28, 1996, September 30, 1995
          and October 1, 1994                                         31

          Consolidated Statements of Cash Flows - Years ended
          September 28, 1996, September 30, 1995
          and October 1, 1994                                         32

     Notes to Consolidated Financial Statements                       34

     2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     Schedule II - Valuation and Qualifying Accounts                  49

     Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

(b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the three months ended September 28, 1996.

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

     10.34     1995 Incentive Stock Option Plan and forms of agreement.

(c)  EXHIBITS CONTINUED

     Exhibit
     Numbers
     -------
      10.35 Management Transition Agreement effective June 30, 1996 between the Company and Henry E. Gauthier.

      21.1     Subsidiaries.

      23.1     Independent Auditors' Consent.

      24.1     Power of Attorney.



* These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 23, 1996.




                                                  COHERENT, INC.
                                                  JAMES L. HOBART
                                                  -----------------------
                                                  By: James L. Hobart
                                                  Chairman of the Board &
                                                  Chief Technical Officer

                                  POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bernard J. Couillaud and Robert J. Quillinan, jointly and severally, his attorneys-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

JAMES L. HOBART                                             December 23, 1996
-----------------------------------------------        ------------------------
James L. Hobart                                                  Date
(Director, Chairman of the Board &
Chief Technical Officer)


BERNARD J. COUILLAUD                                        December 23, 1996
------------------------------------------------       ------------------------
Bernard J. Couillaud                                             Date
(Director, President & Chief Executive Officer)


ROBERT J. QUILLINAN                                         December 23, 1996
-----------------------------------------------        ------------------------
Robert J. Quillinan                                              Date
(Vice President & Chief Financial Officer)


CHARLES W. CANTONI                                          December 23, 1996
-----------------------------------------------        ------------------------
Charles W. Cantoni                                               Date
(Director)


FRANK CARRUBBA                                              December 23, 1996
-----------------------------------------------        ------------------------
Frank Carrubba                                                   Date
(Director)


HENRY E. GAUTHIER                                           December 23, 1996
-----------------------------------------------        ------------------------
Henry E. Gauthier                                                Date
(Director)


THOMAS SLOAN NELSEN                                         December 23, 1996
-----------------------------------------------        ------------------------
Thomas Sloan Nelsen                                              Date
(Director)


JERRY E. ROBERTSON                                          December 23, 1996
-----------------------------------------------        ------------------------
Jerry E. Robertson                                               Date
(Director)

                            INDEPENDENT AUDITORS'  REPORT


To the Stockholders and Board of Directors of Coherent, Inc.:

     We have audited the accompanying consolidated financial statements of Coherent, Inc. and its subsidiaries, listed in Item 14.(a)1. Our audits also included the consolidated financial statement schedule listed in Item 14.(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coherent, Inc. and its subsidiaries at September 28, 1996 and September 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






DELOITTE  & TOUCHE LLP

San Jose, California
October 29, 1996

                           COHERENT, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)


                                                                      September 28,  September 30,
                                                                          1996            1995
---------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and equivalents                                                 $   9,214      $  20,426
  Short-term investments                                                  25,421         24,242
  Accounts receivable - net of allowances
    of $3,285 in 1996 and $2,834 in 1995                                  83,360         62,374
  Inventories                                                             65,835         52,004
  Prepaid expenses and other assets                                       11,519         11,173
  Deferred tax assets                                                     23,071         14,733
---------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                     218,420        184,952
---------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT                                                   117,069         91,300
ACCUMULATED DEPRECIATION AND AMORTIZATION                                (52,468)       (46,427)
---------------------------------------------------------------------------------------------------
  Property and equipment - net                                            64,601         44,873
---------------------------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
 $5,717 in 1996 and $4,237 in 1995                                        10,639         10,152
OTHER ASSETS                                                              17,856         15,897
---------------------------------------------------------------------------------------------------
                                                                      $  311,516     $  255,874
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                $   4,160      $   7,016
  Current portion of long-term obligations                                 4,221          5,285
  Accounts payable                                                        12,425         11,688
  Income taxes payable                                                    12,395          4,165
  Other current liabilities                                               61,666         50,011
---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                 94,867         78,165
---------------------------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                                      3,921          5,139
OTHER LONG-TERM LIABILITIES                                               12,403          9,597
MINORITY INTEREST IN SUBSIDIARIES                                          2,738          1,782
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01:
    Authorized - 50,000 shares
    Outstanding - 11,211 in 1996 and 10,869 in 1995                          111            108
  Additional paid-in capital                                              82,939         76,225
  Unrealized gain on investments                                                            171
  Notes receivable from stock sales                                         (845)        (1,218)
  Retained earnings                                                      113,794         83,480
  Accumulated translation adjustment                                       1,588          2,425
---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                               197,587        161,191
---------------------------------------------------------------------------------------------------
                                                                      $  311,516    $   255,874
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      COHERENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)


                                                            Years Ended
                                            -------------------------------------------------
                                              SEPT. 28,    Sept. 30,         Oct. 1,
                                                 1996         1995            1994
----------------------------------------------------------------------------------------------
NET SALES                                   $  364,430     $  285,499      $  215,367
COST OF SALES                                  177,212        143,016         109,938
----------------------------------------------------------------------------------------------
GROSS PROFIT                                   187,218        142,483         105,429
----------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Research and development                     37,705         31,042          25,800
   Selling, general and administrative         104,813         81,529          63,323
----------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                       142,518        112,571          89,123
----------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                          44,700         29,912          16,306

OTHER INCOME (EXPENSE):
   Interest and dividend income                  2,444          2,392           2,108
   Interest expense                                (39)        (1,148)         (1,879)
   Other - net                                   2,212            668             215
----------------------------------------------------------------------------------------------
TOTAL OTHER INCOME, NET                          4,617          1,912             444
----------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                             49,317         31,824          16,750
PROVISION FOR INCOME TAXES                      19,003         12,501           6,449
----------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS               30,314         19,323          10,301
----------------------------------------------------------------------------------------------
GAIN FROM DISCONTINUED OPERATIONS                                               1,154
----------------------------------------------------------------------------------------------
NET INCOME                                  $   30,314     $   19,323      $   11,455
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
COMMON AND EQUIVALENT PER SHARE DATA:
INCOME FROM CONTINUING OPERATIONS                $2.63          $1.75           $1.00
GAIN FROM DISCONTINUED OPERATIONS                                                 .11
----------------------------------------------------------------------------------------------
NET INCOME                                       $2.63          $1.75           $1.11
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                      COHERENT, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years ended September 28, 1996, September 30, 1995, and October 1, 1994
                                              (In thousands)

                                    COMMON STOCK         Add.     Unreal.     Notes Rec.                 Accum.
                                               Par      Paid-in   Gain on     From Stock    Retain.      Trans.
                                 Shares       Value     Capital  Investmts.     Sales      Earnings       Adj.
------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 25, 1993       9,913         $99     $64,456     $           $(1,310)    $52,702      $1,076
Sales of shares under employee
  stock option plans                202           2       2,066                    (671)
Productivity Incentive Plan
  distributions                      21                     291
Sales of shares under Employee
  Stock Purchase Plan               202           2       1,617
Tax benefit of stock option
  transactions                                              216
Translation adjustment                                                                                    1,463
Net income                                                                                   11,455
--------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 1994         10,338         103      68,646                  (1,981)     64,157       2,539
Sales of shares under employee
  stock option plans                359           3       3,615                    (326)
Productivity Incentive Plan
  distributions                      21                     422
Sales of shares under Employee
  Stock Purchase Plan               151           2       1,772
Tax benefit of stock option
  transactions                                            1,770
Change in unrealized gain on
  investments                                                           171
Collection of notes receivable                                                    1,089
Translation adjustment                                                                                     (114)
Net income                                                                                   19,323
--------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995      10,869         108      76,225         171      (1,218)     83,480       2,425
Sales of shares under employee
  stock option plans                204           2       2,403
Productivity Incentive Plan
  distributions                      14                     626
Sales of shares under Employee
  Stock Purchase Plans              124           1       2,042
Tax benefit of stock option
  transactions                                            1,643
Change in unrealized gain
  on investments                                                       (171)
Collection of notes receivable                                                      373
Translation adjustment                                                                                     (837)
Net income                                                                                   30,314
--------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 28, 1996      11,211        $111     $82,939       $           $(845)   $113,794      $1,588
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      COHERENT, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                         Years Ended
                                                         ---------------------------------------------
                                                           SEPT. 28,      Sept. 30,       Oct. 1,
                                                             1996            1995           1994
------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS:
OPERATING ACTIVITIES:
   Net income                                                $30,314         $19,323       $11,455

  Adjustments to reconcile to net cash
    provided by operating activities:
  Gain on disposal of segment                                                               (1,154)
  Purchases of short-term trading investments               (103,644)        (87,137)      (64,470)
  Proceeds from sales of short-term trading
     investments                                             102,465          79,600        57,131
  Depreciation and amortization                               12,372           8,955         7,862
  Issuance of common stock under
     Productivity Incentive Plan                                 626             422           291
  Deferred income taxes                                       (8,725)          1,601           319
  Minority interest in subsidiaries                              956          (2,307)          283
  Equity in (income) loss of  joint ventures                     (93)             80          (202)
  Changes in assets and liabilities:
     Accounts receivable                                     (21,954)        (10,980)       (3,741)
     Inventories                                             (14,875)        (10,383)       (1,702)
     Prepaid expenses and other assets                          (478)            125         3,602
     Accounts payable                                            985           3,504           250
     Other current liabilities                                24,118           8,410         4,095
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     22,067          11,213        14,019
------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                        (24,930)         (8,384)      (10,728)
   Dispositions of property and equipment, net                   443             654           380
   Acquisition of Japan distribution rights                   (5,048)
   Purchase of Amoco assets                                                   (4,520)
   Purchase of Porter Drive facility                                          (4,311)
   Cash paid for acquisition of Adlas                                         (1,941)
   Other - net                                                (4,792)             43        (1,663)
------------------------------------------------------------------------------------------------------
NET CASH USED FOR  INVESTING ACTIVITIES                      (34,327)        (18,459)      (12,011)
------------------------------------------------------------------------------------------------------
                                                                                    (CONTINUED)

                         COHERENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (CONCLUDED)
                                  (In thousands)

                                                                           Years Ended
                                                             ----------------------------------------
                                                                SEPT. 28,  Sept. 30,       Oct. 1,
                                                                 1996         1995           1994
------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Long-term debt borrowings                                 $  2,547         $   940     $   8,926
  Long-term debt repayments                                   (4,723)         (5,670)      (12,762)
  Short-term borrowings                                        7,093           2,960            84
  Short-term repayments                                       (9,558)         (2,026)       (1,560)
  Repayments of capital lease obligations                        (91)                         (587)
  Sales of shares under employee stock option
   and purchase plans, net                                     4,448           5,066         3,016
  Collection of notes receivable from stock sales                373           1,089
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES              89           2,359        (2,883)
------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND EQUIVALENTS                                                959          (1,926)          191
------------------------------------------------------------------------------------------------------
Net decrease in cash and equivalents                         (11,212)         (6,813)         (684)
  Cash and equivalents beginning of year                      20,426          27,239        27,923
------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS END OF YEAR                            $  9,214       $  20,426     $  27,239
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Purchase of Adlas net assets:
     Purchase obligation due                                                $  4,996
     Cash paid                                                                 1,941
     Net tangible assets acquired                                             (1,015)
                                                                              -------
     Goodwill acquired                                                      $  5,922
                                                                              -------
                                                                              -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
     Interest                                              $     915      $    1,032     $   1,718
     Income taxes                                         $   16,682      $   13,417     $   2,905
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

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

    The Company's fiscal year ends on the Saturday nearest to September 30. Consequently, the Company's fiscal year for 1996 included 52 weeks, fiscal 1995 included 52 weeks and fiscal 1994 included 53 weeks.

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

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:


                                       1996             1995
--------------------------------------------------------------------------------
                                           (In thousands)
Purchased parts and assemblies         $18,446         $14,840
Work-in-process                         24,244          19,836
Finished goods                          23,145          17,328
--------------------------------------------------------------------------------
Inventories                            $65,835         $52,004
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost and are generally depreciated or amortized using the straight-line method. Cost and estimated useful lives are as follows:


                                       1996           1995      Useful Life
--------------------------------------------------------------------------------
                                            (In thousands)
Land                                  $ 5,833        $ 5,852
Buildings and improvements             43,317         28,665    20-31 years
Equipment, furniture and fixtures      63,723         53,883    3-10 years
Leasehold improvements                  4,196          2,900    Terms of lease
--------------------------------------------------------------------------------
Property and equipment               $117,069        $91,300
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Included in equipment, furniture and fixtures is equipment under capital leases with a cost of $546,000 at September 28, 1996 (accumulated amortization of $517,000) and $1,676,000 at September 30, 1995 (accumulated amortization of $1,335,000).

GOODWILL

    Goodwill relates to acquired subsidiaries and is being amortized on a straight-line basis over estimated useful lives of three to forty years. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

WARRANTY

    The Company warrants certain of its products and provides for estimated product warranty costs at the time of sale.

REVENUE RECOGNITION

    The Company generally recognizes revenue from product sales upon shipment or title transfer, if later, and from service upon performance or over the terms of the service contract as appropriate.

CONCENTRATION OF CREDIT RISK

    Financial instruments which may potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company places its investments only in U.S. Treasury obligations or with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one institution. The majority of its short-term investments are in U.S. Treasury bills and notes at September 28, 1996. The majority of the Company's accounts receivable are derived from sales to customers for medical and surgical applications, scientific research applications, and OEM's. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company maintains reserves for potential credit losses, and all such losses to date have been within management's expectations.

INCOME TAXES

    Federal income taxes have not been provided on a portion of the unremitted earnings of foreign subsidiaries either because such earnings are intended to be permanently reinvested or because foreign tax credits are available to offset any planned distributions of such earnings. The total amount of unremitted earnings of foreign subsidiaries was approximately $7,937,000 at September 28, 1996.

Withholding taxes of approximately $206,000 would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

COMMON AND EQUIVALENT PER SHARE DATA

    Common and equivalent per share data is based upon the weighted average number of common shares outstanding during the period plus dilutive common share equivalents and shares issuable under the Productivity Incentive Plan. Dilutive common share equivalents include outstanding stock options when the exercise price is less than the average market price and shares subscribed under the Employee Stock Purchase Plan. The number of common and dilutive common equivalent shares used were 11,544,000 in 1996, 11,062,000 in 1995, and 10,342,000 in 1994.

RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassification had no impact on net income or retained earnings for any year presented.

2.       DISCONTINUED OPERATIONS

    During fiscal 1993, the Company disposed of its Industrial segment. A net loss of $4,409,000 on disposition of the segment and discontinued operations was recorded. During fiscal 1994, the Company substantially completed its plan of disposition which resulted in a net gain of $1.2 million from the reversal of inventory valuation reserves and certain accruals in excess of amounts required.

3.       ACQUISITIONS

    In December 1996, subsequent to year end, the Company acquired 80% of the outstanding capital stock of Tutcore OY Ltd., for $8.9 million including estimated amounts over the next five years based on future sales performance. The Company has an option to acquire the remaining 20% in five years. Tutcore is located in Tampere, Finland and is a leading manufacturer of aluminum-free semiconductor wafers that are incorporated into laser diodes.

    During the fourth quarter of fiscal 1996, the Company signed a technology transfer and license agreement with Blue Sky Research (BSR) related to BSR's patented CircuLaser-TM- diodes. Under the agreement, Coherent is exclusively licensed to manufacture such lasers for incorporation into diode laser modules. The Company paid $125,000 for the license and has agreed to pay future royalties under the agreement.

    During the second quarter of fiscal 1996, the Company reached agreement with Matsumoto Medical Instruments, its former distributor of medical products in Japan, to acquire exclusive distribution rights for Coherent's products in Japan, effective immediately. The agreement also provided for Coherent to repurchase its inventory from Matsumoto and allows for Coherent to assume full service and warranty support to its customers on an exclusive basis immediately. The Company capitalized all costs paid in excess of the value of the tangible assets acquired from Matsumoto and realized no immediate write-offs. The amount in excess of net tangible assets acquired was $5,048,000 which is being amoritzed over a five year period having commenced during the third quarter of fiscal 1996.

    In the first quarter of fiscal 1996, the Company acquired certain net assets of Applied Laser Systems (ALS) and the Laser Optics Division of ATx Telecom Systems, Inc. (a subsidiary of Amoco Technology Company) for $2.5 million. ALS is a pioneer in the design and manufacture of low power diode laser modules. ATx is the developer of unique coating processes for optical components including lenses and mirrors used in the fabrication of solid state lasers and other products. These technologies complement Coherent's existing laser instrumentation, precision optics and laser diode product lines sold to OEMs and end users. The Company recorded $1.2 million of goodwill associated with the purchases which is being amortized over five years.

    Effective June 30, 1995, the Company acquired the business and net assets of Adlas GmbH and Co. KG (Adlas), located in Lubeck, Germany for approximately $6.9 million. The Company paid $1.9 million in cash and recorded a $3.5 million note payable (paid in December 31, 1995) and a $1.5 million deferred payment due December 31, 1997. An additional deferred payment, also due December 31, 1997, of $0.8 million was recorded in fiscal 1996. These deferred payments do not accrue interest and are contingent on achieving certain net sales goals. The Company recorded the deferred payments when it determined the net sales goals were probable of being attained. The acquisition has been accounted for as a purchase and, accordingly, the Company has recorded the $6.7 million excess of the purchase price over the fair value of net tangible assets acquired as goodwill which is being amortized over ten years. Adlas is a leading manufacturer of DPSS lasers used in commercial applications such as semiconductor inspection, reprographics, materials processing, and analytical instrumentation. The results of Adlas are included in the Company's results for the fourth quarter of fiscal 1995. The proforma unaudited net sales, net income and earnings per share for fiscal 1995 giving effect to the acquisition as if it had occurred on October 2, 1994 were $290,699,000, $19,460,000 and $1.76,
respectively.   The proforma net sales, net income and earnings per share for fiscal 1994 as if Adlas had been acquired on September 26, 1993 were $220,167,000, $11,545,000, and $1.12, respectively.

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

4.       BALANCE SHEET DETAILS
         Prepaid expenses and other assets consist of the following:

                                       1996                  1995
--------------------------------------------------------------------------------
                                               (In thousands)
Prepaid income taxes                   $ 6,180             $ 5,690
Prepaid expenses and other               5,339               5,483
--------------------------------------------------------------------------------
Prepaid expenses and other assets      $11,519             $11,173
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         Other assets consist of the following:

                                       1996                1995
--------------------------------------------------------------------------------
                                              (In thousands)
Assets held for investment             $ 1,491             $ 6,726
Intangibles and other assets            16,365               9,171
--------------------------------------------------------------------------------
Other assets                           $17,856             $15,897
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         Assets held for investment at September 28, 1996 included the Company's former manufacturing facility in Sturbridge, Massachusetts which the Company is leasing to Transfer Technology Group PLC. At September 30, 1995, assets held for investment also included the Company's Porter Drive facility which is now under lease to a third party and has been reclassified to property and equipment.

    The increase in intangibles and other assets was primarily due to the acquisition of the Japan distribution rights (see Note 3).

    Other current liabilities consist of the following:


                                         1996           1995
--------------------------------------------------------------------------------
                                            (In thousands)
Accrued payroll and benefits           $20,264        $15,889
Accrued expenses and other              13,278         12,948
Reserve for warranty                     9,450          6,856
Deferred service income                  9,028          8,595
Cash overdrafts                          7,957          3,137
Customer deposits                        1,689          2,586
--------------------------------------------------------------------------------
Other current liabilities              $61,666        $50,011
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Other long-term liabilities consist of the following:


                                       1996                1995
--------------------------------------------------------------------------------
                                              (In thousands)
Deferred tax liabilities               $5,955              $4,679
Environmental remediation costs         1,760               2,469
Deferred income and other               4,688               2,449
--------------------------------------------------------------------------------
Other long-term liabilities          $ 12,403              $9,597
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

    The carrying amount and fair value of foreign exchange contracts were $19.1 million and $18.9 million, respectively at September 28, 1996. The carrying amount and fair value of foreign exchange contracts were $23.6 million and $23.5
million, respectively, at September 30, 1995.   The fair value of foreign
exchange contracts is estimated by obtaining quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

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

    At September 28, 1996 and September 30, 1995, the Company had foreign currency forward contracts outstanding to hedge accounts receivable and backlog, which mature at various dates, to reduce exposure to foreign currency exchange risk. The aggregate fair value of instruments used to buy U.S. dollars in exchange for Japanese yen was $7,310,000 at September 28, 1996 and $3,726,000 at September 30, 1995. The aggregate fair value of instruments used to buy U.S. dollars in exchange for German deutschemarks was $7,349,000 at September 28, 1996 and $14,216,000 at September 30, 1995. The aggregate fair value of instruments used to buy U.S. dollars in exchange for French francs was $3,456,000 at September 28, 1996 and $5,126,000 at September 30, 1995. The
aggregate fair value of instruments used to buy U.S. dollars in exchange for Hong Kong dollars was $517,000 at September 28, 1996. The aggregate fair value of instruments used to buy U.S. dollars in exchange for Dutch guilders was $293,000 at September 28, 1996. The aggregate fair value of instruments used to buy U.S. dollars in exchange for British pounds sterling was $475,000 at September 30, 1995.

6.       SHORT-TERM BORROWINGS

    Short-term borrowings consist of the following:


                                                      1996           1995
--------------------------------------------------------------------------------
                                                          (In thousands)
Borrowings under bank credit lines                    $2,252         $1,541
Note payable due to minority interest in subsidiary    1,908          2,003
Note payable for Adlas acquisition (see Note 3)                       3,472
--------------------------------------------------------------------------------
Short-term borrowings                                 $4,160         $7,016
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The note payable to minority interest in subsidiary is due upon four weeks notice from the note holder and bears interest at FIBOR (Frankfurt Interbank Offered Rate) plus 0.5% with a maximum of 9.0%.

    The Company maintains lines of credit worldwide with several banks. The Company's primary domestic line of credit is a $10,000,000 unsecured revolving account from Bank of America which expires March 31, 1997. In addition, the Company has several foreign lines of credit which allow it to borrow in the applicable local currency. These lines of credit total $27,073,000 and are concentrated in Germany and Japan. The Company's lines of credit generally provide borrowing at the bank reference rate or better which varies depending on the country where the funds are borrowed. The Company's domestic lines of credit are generally subject to standard covenants related to financial ratios, profitability and dividend payments. The Company was in compliance with all financial covenants at September 28, 1996.

7.       INCOME TAXES
         The provision for income taxes from continuing operations consists of the following:

                                          1996     1995      1994
--------------------------------------------------------------------------------
                                              (In thousands)
CURRENTLY PAYABLE:
Federal                                $18,179   $5,749    $6,920
State                                    2,452    1,249     1,309

Foreign                                  6,105    2,694    (2,099)
--------------------------------------------------------------------------------
                                        26,736    9,692     6,130
--------------------------------------------------------------------------------
DEFERRED CHARGE (CREDIT):
Federal                                (5,077)    3,439       (77)
State                                  (1,348)     (125)       59
Foreign                                (1,308)     (505)      337
--------------------------------------------------------------------------------
                                       (7,733)    2,809       319
--------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES
  FROM CONTINUING OPERATIONS           $19,003  $12,501    $6,449
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The components of income (loss) from continuing operations before income taxes consist of:


                                                             1996     1995      1994
-----------------------------------------------------------------------------------------
                                                                 (In thousands)
United States                                              $39,820   $27,282   $17,378
Foreign                                                      9,497     4,542      (628)
-----------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES      $49,317   $31,824   $16,750
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------


         The reconciliation of the statutory federal income tax rate to the effective rate for continuing operations is as follows:


                                                           1996           1995           1994
----------------------------------------------------------------------------------------------------
                                                           % of           % of           % of
                                                          Pretax         Pretax         Pretax
                                                          Income         Income         Income
----------------------------------------------------------------------------------------------------
Federal statutory tax rate                                  35.0%           35.0%           35.0%
Foreign tax rates in excess of U.S. rates                    3.0             1.9             2.3
Foreign tax credit                                          (1.3)           (2.2)          (10.0)
Foreign sales corporation benefit                           (1.0)
Increase in valuation allowance                                                              7.9
Foreign losses in excess of available tax benefits                                          (0.2)
State income taxes, net of federal income tax benefit        1.7             2.3             5.3
Research and Development credit,  net of recapture          (0.4)           (2.0)           (1.2)
Other                                                        1.5             4.3            (0.6)
----------------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS       38.5%           39.3%           38.5%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


     The significant components of deferred tax assets and liabilities were:

                                                 September 28,  September 30,
                                                     1996           1995
--------------------------------------------------------------------------------
                                                        (in thousands)
Deferred tax assets:
Reserves and accruals not currently deductible      $13,289        $ 7,020
Operating loss carryforwards and tax credits          2,804          3,715
Intercompany profit                                     331            696
Deferred service revenue                              2,509          2,260
State taxes                                           1,098            324
Other                                                 2,588          1,598
--------------------------------------------------------------------------------
                                                     22,619         15,613
Valuation allowance                                  (1,817)        (1,817)
--------------------------------------------------------------------------------
                                                     20,802         13,796
Deferred tax liabilities:
Depreciation                                          1,986          1,975
Other                                                 1,700          1,767
--------------------------------------------------------------------------------
                                                      3,686          3,742
--------------------------------------------------------------------------------
Total deferred tax assets and liabilities           $17,116        $10,054
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The total net deferred tax asset is classified on the balance sheet at September 28, 1996 and September 30, 1995 as follows (in thousands):

                                                   1996           1995
--------------------------------------------------------------------------------
Current deferred income tax assets               $23,071        $14,733
Non-current deferred income tax liabilities       (5,955)        (4,679)
--------------------------------------------------------------------------------
Net deferred tax assets                          $17,116        $10,054
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Total net operating losses of $1,049,000 for tax return purposes expire as follows: 1997 - $164,000 and 1998 - $885,000. Total tax credits of $2,417,000 for tax return purposes expire in 1999.

    Utilization of certain of these carry forwards are subject to restrictions relating to taxable income of subsidiaries not previously consolidated for income tax purposes.

8.  LONG-TERM OBLIGATIONS

    The components of long-term obligations are as follows:

                                              1996           1995
--------------------------------------------------------------------------------
                                                 (In thousands)
Notes payable                               $ 3,216        $ 5,862
Bonds payable:
    1981                                                        12
    1984                                                       302
    1988                                      2,600          2,600
Capital leases (Note 12)                         24            123
Deferred acquisition payment (Note 3)         2,302          1,525
--------------------------------------------------------------------------------
                                              8,142         10,424
Current portion                              (4,221)        (5,285)
--------------------------------------------------------------------------------
Long-term obligations                       $ 3,921        $ 5,139
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


    NOTES PAYABLE - At September 28, 1996, notes payable consists of $1.1 million for the mortgage on the Santa Clara CLG and Corporate facility as well as for general working capital requirements at an interest rate of 6.3%, $1.2 million at 2.0% of outside financing by Lambda Japan and $0.9 million for the financing of equipment with varying interest rates from 7.6% to 9.1%. Notes payable are generally secured by the related assets financed.

         BONDS PAYABLE - Bonds payable were issued to finance the construction of certain facilities and acquisition of equipment which secure repayment of the bonds. The 1981 and 1984 bonds were repaid in fiscal 1996. The average interest rate on these bonds was 5.3% during fiscal 1995. The 1988 bonds are payable in installments through 2008 with a variable interest rate (3.7% at September 28, 1996) not to exceed 12%. The 1988 bonds are guaranteed by a letter of credit issued by Union Bank with an annual fee of 1.5%.

         Annual  maturities  of debt  (excluding capital  leases)  are:   1997
- $4,197,000, 1998 - $1,714,000, 1999 - $200,000, 2000 - $200,000, 2001 -
$200,000 and thereafter $1,607,000.

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

10. EMPLOYEE BENEFIT PLANS

PRODUCTIVITY INCENTIVE PLAN

    The Productivity Incentive Plan (Plan) provides for quarterly distributions of common stock and cash to each eligible employee. The amounts of the distributions are based on consolidated pre-tax profit, the market price of the Company's common stock and the employee's salary. The fair market value of common stock and cash that are earned under the Plan are charged to expense. For fiscal 1996, 15,447 shares (fair market value of $644,897) and $3,730,871 were accrued for the benefit of employees. For fiscal 1995, 18,593 shares (fair market value of $482,672) and $2,597,904 were accrued for the benefit of employees. For fiscal 1994, 23,200 shares (fair market value of $302,500) and $1,547,000 were accrued for the benefit of employees. At September 28, 1996, the Company had 52,399 shares of its common stock reserved for future issuance under the Plan.

COHERENT EMPLOYEE RETIREMENT AND INVESTMENT PLAN

    Under the Coherent Employee Retirement and Investment Plan, the Company matches employee contributions to the Plan up to a maximum of 6% of the employee's individual earnings. Employees become eligible for after tax participation and for Company matching contributions after completing one year of service. The Company's contributions (net of forfeitures) for fiscal 1996, 1995, and 1994 were $2,579,000, $2,519,000, and $2,307,000, respectively.

SUPPLEMENTAL RETIREMENT PLAN

    The Company has a Supplemental Retirement Plan for senior management personnel which permits the participants to contribute up to 24% of their before tax earnings to a trust. The Company will match these contributions up to an amount equal to 6% of such participants' earnings less any amounts contributed by the Company to such participant under the Coherent Employment Retirement and Investment Plan. The Company's contributions (net of forfeitures) for fiscal 1996, 1995, and 1994 were $13,510, $12,344, and $11,359, respectively.

EMPLOYEE STOCK PURCHASE PLAN

    The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the twelve-month offering period. In fiscal 1996, 124,400 shares were purchased by and distributed to employees at an average price of $16.43 per share. In fiscal 1995, 150,300 shares were purchased by and distributed to employees at an average price of $11.80 per share. In fiscal 1994, 201,800 shares were purchased by and distributed to employees at an average price of $8.02 per share.

    At September 28, 1996, $2,021,000 had been contributed by employees that will be used to purchase a maximum of 85,300 shares in fiscal 1997 at a price determined under the terms of the Plan. At September 28, 1996, the Company had 423,000 shares of its common stock reserved for future issuance under the plan.

STOCK OPTIONS

    Under the Company's stock option plans, non-statutory or incentive stock options to purchase common stock may be granted to officers and other key employees, who also may be directors. The option price is the fair market value at the grant date. Under the plans, options expire not more than six years after the date of grant and become exercisable as determined by the Board of Directors. At September 28, 1996, 2,338,000 shares of the Company's common stock were reserved for issuance under the plans.

    Under the Company's 1990 Directors' Option Plan, non-statutory stock options are automatically granted to non-employee directors of the Company.
Such directors initially receive a stock option for 10,000 shares exercisable over a four year period. Additionally the non-employee directors receive an annual grant of 2,500 shares exercisable four years from the date of grant. These options are exercisable at the fair market value of the common stock on the date of grant and expire six years thereafter. At September 28, 1996, there were options outstanding for 50,000 shares under the plan and 60,000 shares remain available for future grants.

         Additional information with respect to the stock option plans is as follows:


                                                                      Option Exercise Price
                                                            --------------------------------------
                                                            Range Per Share
                                         Number             ---------------
                                        of Shares           Low           High        Total
---------------------------------------------------------------------------------------------------
OUTSTANDING, SEPTEMBER 25, 1993         1,037,400          $8.00         $15.25    $11,335,600

Granted                                   282,200          12.00          14.75      3,694,600
Exercised                                (201,400)          8.00          13.00     (2,067,200)
Canceled                                  (81,400)          8.63          14.50       (959,200)
---------------------------------------------------------------------------------------------------
OUTSTANDING, OCTOBER 1, 1994            1,036,800           8.00          15.25     12,003,800

Granted                                   297,100          14.25          35.00      8,101,400
Exercised                                (363,200)          8.00          15.25     (3,708,100)
Canceled                                  (46,300)          8.63          27.50       (648,700)
---------------------------------------------------------------------------------------------------
OUTSTANDING, SEPTEMBER 30, 1995           924,400           8.63          35.00     15,748,400

Granted                                   412,000          28.25          55.50     16,676,000
Exercised                                (205,000)          8.63          27.50     (2,520,800)
Canceled                                  (41,100)          8.63          39.13       (901,800)
---------------------------------------------------------------------------------------------------
OUTSTANDING, SEPTEMBER 28, 1996         1,090,300          $8.63         $55.50    $29,001,800
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------


    At September 28, 1996, options for approximately 321,000 shares were exercisable and 1,247,500 shares were available for future option grants.

NOTES RECEIVABLE FROM STOCK SALES

    Notes receivable from stock sales result from the exercise of stock options for notes. The notes are full recourse promissory notes bearing interest at variable rates ranging from 5.34% to 7.88% and are collateralized by the stock issued upon exercise of the stock options. Interest is payable annually and principal is due from 1996 through 1999.

11.      OTHER INCOME  (EXPENSE)

         Other income (expense) is as follows:
                                                     Years Ended
                                          -------------------------------------
                                          Sept. 28,  Sept. 30,   Oct. 1,
                                            1996       1995       1994
--------------------------------------------------------------------------------
Minority interest in subsidiaries           $(813)    $(282)      $(176)
Royalty income                                479       134          88
Foreign exchange gain (loss)                  299       112          71
Equity in income (loss) of joint ventures      93       (80)        202
Gain on investments, net                    1,646       487
Other -  net                                  508       297          30
--------------------------------------------------------------------------------
Other income - net                         $2,212     $ 668       $ 215
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

    Future minimum payments under the Company's leases are as follows (in thousands):

                                                 Capital      Operating
    Fiscal Year Ending                           Leases        Leases
--------------------------------------------------------------------------------
         1997                                   $25,000    $ 3,309,000
         1998                                                2,864,000
         1999                                                1,960,000
         2000                                                  806,000
         2001                                                  671,000
       Thereafter                                            4,153,000
--------------------------------------------------------------------------------
         Total                                  $25,000    $13,763,000
                                                           -----------
                                                           -----------

    Amounts representing interest                 1,000
                                                 ------
    Present value of minimum lease payments     $24,000
                                                -------
                                                -------

    Rent expense was $5,305,000 in fiscal 1996, $3,015,000 in fiscal 1995, and $3,797,000 in fiscal 1994.

    In September 1988, the Company entered into several agreements with Patlex Corporation (Patlex) whereby the Company was granted licenses to several laser related patents developed by Dr. Gordon Gould and assigned to Patlex. Under the terms of the agreements, the Company pays royalties to Patlex of 5% or 3.5% and 2% of certain defined domestic sales and international sales, respectively, subject to certain exceptions and limitations. Royalty expense under these agreements was $1,324,000 in fiscal 1996, $1,123,000 in fiscal 1995, and $1,149,000 in fiscal 1994. The patents expire on various dates through May 2005.

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

    During fiscal 1996, the Company tentatively agreed with the prior tenant and neighboring companies, on allocation of the cost of investigating and remediating the site at 3210 Porter Drive and the bordering site at 3300 Hillview Avenue. Final settlement agreements are expected to be signed in fiscal 1997.

    Management believes that the Company's probable, nondiscounted net liability at September 28, 1996 for remaining costs associated with the above environmental matters is $0.8 million which has been previously accrued. This amount consists of total estimated probable costs of $2.1 million ($0.3 million included in accrued expenses and $1.8 million included in other long-term liabilities) reduced by minimum probable recoveries of $1.3 million included in Other Assets from other parties named to the order.

13. BUSINESS SEGMENTS

    The Company operates in two industry segments. The Company designs, manufactures and markets electro-optical products such as lasers, optics and related accessories, and medical products such as laser and optical systems used for surgical and therapeutic applications.

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

    Information concerning the Company's operations by industry segment and geographic area is as follows:


---------------------------------------------------------------------------------------
INDUSTRY SEGMENT DATA                            1996          1995          1994
---------------------------------------------------------------------------------------
NET SALES, INCLUDING                                      (In thousands)
 INTERSEGMENT SALES:
    Electro-Optical products                  $223,683       $175,557       $138,096
    Medical products                           162,844        126,308         89,376
    Intersegment sales                         (22,097)       (16,366)       (12,105)
---------------------------------------------------------------------------------------
NET SALES                                     $364,430       $285,499       $215,367
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
INCOME FROM OPERATIONS:
    Electro-Optical products                  $ 33,582       $ 22,681       $ 14,039
    Medical products                            13,181          7,930          2,881
    Corporate expenses                          (2,063)          (699)          (614)
---------------------------------------------------------------------------------------
INCOME  FROM OPERATIONS                       $ 44,700       $ 29,912       $ 16,306
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS:
    Electro-Optical products                  $152,653       $126,803       $105,261
    Medical products                            90,170         59,850         46,085
    Eliminations                                (3,120)        (4,516)        (2,926)
---------------------------------------------------------------------------------------
    Total identifiable assets                  239,703        182,137        148,420
    Corporate assets                            71,813         73,737         63,346
---------------------------------------------------------------------------------------
TOTAL ASSETS                                  $311,516       $255,874       $211,766
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION:
    Electro-Optical products                  $  8,707       $  6,407       $  5,810
    Medical products                             3,205          2,379          1,675
    Corporate                                      460            169            377
---------------------------------------------------------------------------------------
TOTAL DEPRECIATION AND AMORTIZATION           $ 12,372       $  8,955       $  7,862
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
CAPITAL EXPENDITURES:
    Electro-Optical products                  $ 14,587       $  5,450       $  7,264
    Medical products                             4,801          2,719          3,119
    Corporate                                    5,542            215            345
---------------------------------------------------------------------------------------
TOTAL CAPITAL EXPENDITURES                    $ 24,930       $  8,384       $ 10,728
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------



GEOGRAPHIC REGION INFORMATION              1996           1995           1994
----------------------------------------------------------------------------------
                                                     (In thousands)
NET SALES TO UNAFFILIATED CUSTOMERS
BY GEOGRAPHIC REGION:
    United States                        $280,285       $200,057       $152,115
    Europe                                 75,147         78,094         59,774
    Far East and other                      8,998          7,348          3,478
----------------------------------------------------------------------------------
NET SALES                                $364,430       $285,499       $215,367
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
SALES TO AFFILIATES (ELIMINATED IN
CONSOLIDATION) BY GEOGRAPHIC REGION:
    United States                        $  9,167       $ 29,278       $ 22,933
    Europe                                 28,019         13,627         10,920
----------------------------------------------------------------------------------
NET SALES                                $ 37,186       $ 42,905       $ 33,853
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
INCOME FROM OPERATIONS:
    United States                        $ 34,577       $ 31,439       $ 16,869
    International                          11,503            647           (223)
    Corporate expenses                       (817)          (700)          (869)
    Transfers between geographic areas       (563)        (1,474)           529
----------------------------------------------------------------------------------
INCOME FROM OPERATIONS                   $ 44,700       $ 29,912       $ 16,306
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
IDENTIFIABLE ASSETS:
    United States                        $182,926       $127,621       $101,556
    International                          59,897         59,032         49,790
    Eliminations                           (3,120)        (4,516)        (2,926)
----------------------------------------------------------------------------------
    Total identifiable assets             239,703        182,137        148,420
    Corporate assets                       71,813         73,737         63,346
----------------------------------------------------------------------------------
TOTAL ASSETS                             $311,516       $255,874       $211,766
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
EXPORT SALES:
    Far East                             $ 50,164       $ 44,312       $ 29,870
    Europe                                 35,800          8,894          9,869
    Other                                  22,014          8,246          6,974
----------------------------------------------------------------------------------
TOTAL EXPORT SALES                       $107,978        $61,452        $46,713
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
NET SALES TO GEOGRAPHIC REGION:
    United States                        $172,307       $138,605       $105,402
    International                         192,123        146,894        109,965
----------------------------------------------------------------------------------
NET SALES                                $364,430       $285,499       $215,367
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

Net assets of foreign subsidiaries as of year-end were as follows:

                                            1996           1995           1994
-----------------------------------------------------------------------------------
                                                      (In Thousands)
TOTAL ASSETS                             $ 68,531       $ 59,032       $ 49,702
Total liabilities                         (47,917)       (41,615)       (39,436)
-----------------------------------------------------------------------------------
NET ASSETS                               $ 20,614       $ 17,417       $ 10,266
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------


14. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data for fiscal 1996 and 1995 are as follows:

                                   First    Second     Third    Fourth
                                  Quarter   Quarter   Quarter   Quarter
--------------------------------------------------------------------------------
                                  (In thousands, except per share amounts)

YEAR ENDED SEPTEMBER 28, 1996:

Net sales                         $83,681   $90,552   $89,327   $100,870
Gross profit                       42,356    46,721    46,082     52,059
Net income                          6,465     7,351     7,918      8,580
Net income per share                  .57       .64       .68        .74
--------------------------------------------------------------------------------


YEAR ENDED SEPTEMBER 30, 1995:

Net sales                         $58,583   $66,456   $76,247   $ 84,213
Gross profit                       29,738    32,554    38,141     42,050
Net income                          3,486     4,389     5,117      6,331
Net income per share                  .33       .40       .46        .56
--------------------------------------------------------------------------------

                                                                SCHEDULE II


                          VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 28, 1996, SEPTEMBER 30, 1995,
                                 AND OCTOBER 1, 1994
                                    (In thousands)



                                                Additions
                                  Balance at    Charged to    Deductions      Balance
                                  Beginning     Costs and       from           at End
                                  of Period      Expenses     Reserves (1)    of Period
-----------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 28, 1996:
Accounts receivable allowances    $ 2,834        $ 2,069        $(1,618)       $ 3,285
Warranty                            6,856          9,316         (6,722)         9,450
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1995:
Accounts receivable allowances    $ 2,384        $ 1,461        $(1,011)       $ 2,834
Warranty                            5,418         10,010         (8,572)         6,856
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 1, 1994:
Accounts receivable allowances    $ 3,025        $ 1,384        $(2,025)       $ 2,384
Warranty                            5,814          8,209         (8,605)         5,418
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------



(1) Reductions from the reserves are for the purpose for which the reserves were created.

                          Securities and Exchange Commission
                               Washington, D.C.  20549


                               Form 10-K Annual Report
                           Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                     For the fiscal year ended September 28, 1996

                                 ____________________

                                    COHERENT, INC.
                                       EXHIBITS
                                 ____________________

                                  INDEX TO EXHIBITS



                                                                     Sequentially
                                                                        Exhibit
Numbered
 Number                           Exhibit                                 Page
 ------                           -------                                 ----

 10.34   1995 Incentive Stock Option Plan and forms of agreement     See Page 52

 10.35   Management Transition Agreement effective June 30, 1996     See Page 73
         between the Company and Henry E. Gauthier.

 21.1    Subsidiaries                                                See page 80

 23.1    Independent Auditors' Consent                               See page 81

 24.1    Power of Attorney                                           See page 27

 27      Financial Data Schedules                                    See page 82




All other exhibits required to be filed as part of this report have been incorporated by reference. See item 14(c) for a complete index of such exhibits.