Form 10-Q
period 1996-12-28
COHERENT INC
filed 1997-02-11
CIK 21510

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ____________

                                  FORM 10-Q

(Mark One)
[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 1996

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


                      APPLICABLE ONLY TO CORPORATE ISSUES:


The number of shares outstanding of registrant's common stock, par value $.01 per share, at February 6, 1997 was 11,296,692 shares.

                                  COHERENT, INC.

                                       INDEX

                                                                    PAGE NO.
                                                                    --------
PART I.  FINANCIAL INFORMATION:


Consolidated Condensed Statements of Operations --
  Three months ended December 28, 1996 and December 30, 1995             3

Consolidated Condensed Balance Sheets --
  December 28, 1996 and September 28, 1996                               4

Consolidated Condensed Statements of Cash Flows --
  Three months ended December 28, 1996 and December 30, 1995             5

Notes to Consolidated Condensed Financial Statements                     6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                    9

PART II.  OTHER INFORMATION                                             12

SIGNATURES                                                              13

                       PART I. FINANCIAL INFORMATION

                      COHERENT, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                     ------------------------------
                                                     DECEMBER 28,      DECEMBER 30,
                                                         1996              1995
------------------------------------------------------------------------------------
NET SALES                                             $  93,893          $  83,681
COST OF SALES                                            44,843             41,325
------------------------------------------------------------------------------------
GROSS PROFIT                                             49,050             42,356
------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Research and development                                8,725              8,462
  Purchased research and development                      9,315
  Selling, general and administrative                    27,183             24,446
------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                 45,223             32,908
------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                    3,827              9,448

OTHER INCOME (EXPENSE):
  Interest and  dividend income                             355                676
  Interest expense                                         (258)              (144)
  Foreign exchange gain (loss)                             (132)                15
  Other - net                                               334                603
------------------------------------------------------------------------------------
TOTAL OTHER INCOME, NET                                     299              1,150
------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                4,126             10,598
PROVISION FOR INCOME TAXES                                4,658              4,133
------------------------------------------------------------------------------------
NET INCOME (LOSS)                                       $  (532)          $  6,465
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON
  AND COMMON EQUIVALENT SHARE                            $(0.05)           $  0.57
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                          11,601             11,405
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                    COHERENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
          (UNAUDITED; IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)

                                                DECEMBER 28,      September 28,
                                                   1996                1996
----------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                           $  14,323            $  9,214
  Short-term investments                            13,011              25,421
  Accounts receivable - net of allowances of
    $2,672 in 1997 and $3,285 in 1996               79,697              83,360
  Inventories                                       68,347              65,835
  Prepaid expenses and other assets                  8,329              11,519
  Deferred tax assets                               22,880              23,071
----------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                               206,587             218,420
----------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                             125,545             117,069
ACCUMULATED DEPRECIATION AND AMORTIZATION          (52,421)            (52,468)
----------------------------------------------------------------------------------
  Property and equipment - net                      73,124              64,601
----------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
  $6,093 in 1997 and $5,717 in 1996                 10,803              10,639
OTHER ASSETS                                        19,841              17,856
----------------------------------------------------------------------------------
                                                  $310,355            $311,516
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                           $  6,997            $  4,160
  Current portion of long-term obligations           4,397               4,221
  Accounts payable                                  12,677              12,425
  Income taxes payable                              10,305              12,395
  Other current liabilities                         51,116              61,666
----------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                           85,492              94,867
----------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                               10,708               3,921
OTHER LONG-TERM  LIABILITIES                        12,034              12,403
MINORITY INTEREST IN SUBSIDIARIES                    3,149               2,738

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01
    Authorized - 50,000 shares
    Outstanding - 11,281 in 1997 and 11,211
      in 1996                                          112                 111
  Additional paid-in capital                        84,744              82,939
  Notes receivable from stock sales                   (845)               (845)
  Retained earnings                                113,262             113,794
  Accumulated translation adjustment                 1,699               1,588
----------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                         198,972             197,587
----------------------------------------------------------------------------------
                                                  $310,355            $311,516
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                      COHERENT, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED; IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                   ------------------------------
                                                   DECEMBER 28,      December 30,
                                                      1996               1995
-----------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
OPERATING ACTIVITIES:
  Net income (loss)                                   $  (532)          $  6,465
  Adjustments to reconcile to net cash provided by
    (used for) operating activities:
      Write-off of purchased R & D                      9,315
      Purchases of short-term investments             (13,034)           (35,978)
      Proceeds from sales of short-term investments    26,000             22,300
      Changes in assets and liabilities               (11,090)             4,325
      Other adjustments                                 4,917              1,504
-----------------------------------------------------------------------------------
Net Cash Provided By  (Used For) Operating
  Activities                                           15,576             (1,384)
-----------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of property and equipment - net            (8,955)            (3,315)
  Acquisition of Tutcore and Micracor,
    net of cash acquired                               (5,200)
  Other - net                                            (193)            (2,644)
-----------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                (14,348)            (5,959)
-----------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Long-term debt repayments - net                        (863)            (1,149)
  Notes payable borrowings                              5,619              1,990
  Notes payable repayments                             (2,672)            (4,081)
  Repayments of capital lease obligations                                    (31)
  Sales of shares under employee benefit plans          1,632              1,132
-----------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES    3,716             (2,139)
-----------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  EQUIVALENTS                                             165                173
-----------------------------------------------------------------------------------
  Net increase (decrease) in cash and equivalents       5,109             (9,309)
  Cash and equivalents beginning of period              9,214             20,426
-----------------------------------------------------------------------------------
CASH AND EQUIVALENTS END OF PERIOD                  $  14,323          $  11,117
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     COHERENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those reflected in the Company's annual report to stockholders for the fiscal year ended September 28, 1996. All adjustments necessary for a fair presentation have been made which comprise only normal, recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year.

2. Net income per share is based upon the weighted average number of common shares outstanding during the period including dilutive common share equivalents and shares issuable under the Productivity Incentive Plan. Dilutive common stock equivalents include outstanding stock options when the exercise price is less than the average market price and shares subscribed under the Employee Stock Purchase Plan. Net loss per share is based upon the weighted average number of common shares outstanding during the period.

    No dividends were paid in fiscal 1997 or 1996.

3. In December 1996, Coherent acquired 80% of the outstanding shares of Tutcore OY Ltd., located in Tampere, Finland for approximately $10.0 million (consisting of $4.0 million of cash, $5.4 million of deferred payment obligations and $0.6 million of acquisition costs). Tutcore specializes in growth and processing of aluminum-free expitaxial wafers used in semiconductor lasers.Also in December 1996, Coherent purchased the net assets of Micracor, Inc. of Acton, Massachusetts for approximately $1.3 million (consisting of $1.2 million of cash and $0.1 million of acquisition costs). Micracor is a manufacturer of semiconductor-based solid state microchip lasers for the telecommunications market.

    The acquisitions were accounted for as purchases and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the dates of the acquisitions. The aggregate purchase price of $11.3 million (including acquisition costs) has been allocated to the assets and liabilities acquired. Approximately $9.3 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility and had no alternative future use and was charged to operations during the first quarter of fiscal 1997. Coherent's consolidated results of operations include the operating results of the acquired companies from their acquisition dates. Proforma results of operations of Coherent and the aforementioned acquired companies are not present as the amounts would not significantly differ from the Company's historical results.

4.  Balance Sheet Detail:

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                            December 28,        September 28,
                                               1996                  1996
-------------------------------------------------------------------------------
                                                   (IN  THOUSANDS)
Purchased parts and assemblies              $  20,394              $  18,446
Work-in-process                                26,469                 24,244
Finished goods                                 21,484                 23,145
-------------------------------------------------------------------------------
Inventories                                 $  68,347              $  65,835
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

    Prepaid expenses and other assets consist of the following:

                                            December 28,        September 28,
                                               1996                  1996
-------------------------------------------------------------------------------
                                                   (IN  THOUSANDS)
Prepaid expenses and other                    $  7,939             $  5,339
Prepaid income taxes                               390                6,180
-------------------------------------------------------------------------------
Prepaid expenses and other assets             $  8,329            $  11,519
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

    Other assets consist of the following:

                                            December 28,        September 28,
                                               1996                  1996
-------------------------------------------------------------------------------
                                                   (IN  THOUSANDS)
Assets held for investment                   $  1,453              $  1,491
Intangibles and other assets                   18,388                16,365
-------------------------------------------------------------------------------
Other assets                                 $ 19,841              $ 17,856
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

    Other current liabilities consist of the following:

                                            December 28,        September 28,
                                               1996                  1996
-------------------------------------------------------------------------------
                                                   (IN  THOUSANDS)
Accrued payroll and benefits                $  16,423             $  20,264
Accrued expenses and other                     13,628                13,278
Deferred service income                         9,681                 9,028
Reserve for warranty                            9,345                 9,450
Customer deposits                               1,821                 1,689
Cash overdrafts                                   218                 7,957
-------------------------------------------------------------------------------
Other current liabilities                   $  51,116             $  61,666
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

    Other long-term liabilities consist of the following:

                                            December 28,        September 28,
                                               1996                  1996
-------------------------------------------------------------------------------
                                                   (IN  THOUSANDS)
Deferred income and other                    $  5,314              $  4,688
Deferred tax liabilities                        4,960                 5,955
Environmental remediation costs                 1,760                 1,760
-------------------------------------------------------------------------------
Other long-term liabilities                  $ 12,034              $ 12,403
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

5. Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

    The Company, along with several other companies, has been named as a party to a remedial action order issued by the California Department of Toxic Substance Control relating to soil and groundwater contamination at and in the vicinity of the Stanford Industrial Park in Palo Alto, California, where the Porter Drive facility is located. The responding parties to the Regional Order (including the Company) have completed the investigations and have installed all required remedial systems. The responding parties have agreed upon final cost sharing.

    The Company was also named, along with other parties, to a remedial action order for the Porter Drive facility site itself in Stanford Industrial Park. The Company has completed the investigations and has installed all required remedial systems. The Company has been operating remedial systems at the site to remove subsurface chemicals since April 1992.

    The Company has reached final settlement agreements with upgradient and downgradient sites. A final settlement agreement with the former site has been negotiated and it is expected to be signed in fiscal 1997.

    Management believes that the Company's probable, nondiscounted net liability at December 28, 1996 for remaining costs associated with the above environmental matters is $0.8 million which has been previously accrued. This amount consists of total estimated probable costs of $2.1 million ($0.3 million included in accrued expenses and $1.8 million included in other long-term liabilities) reduced by minimum probable recoveries of $1.3 million included in Other Assets from other parties named to the order.


6. Certain prior year amounts have been reclassified to conform with the current quarter presentation.

                      COHERENT, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The statements in this report that relate to future plans, events or performance are forward- looking statements that involve risks and uncertainties. Actual results, events and performance may materially differ. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. For a discussion of these risk and uncertainties, refer to the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996 under the heading "Risk Factors" in Part I, Item 1. Business. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

     During the first quarter ended December 28, 1996, the Company recorded a net loss of $0.5 million ($0.05 per share). The results included a one-time $9.0 million ($.78 per share) after tax write-off of purchased in-process technology resulting from the recent acquisitions of Tutcore OY Ltd. of Tampere, Finland and Micracor, Inc. of Acton, Massachusetts. Current quarter proforma net income (after adding back the impact of the write-off of purchased in-process technology) was $8.5 million ($0.73 per share) compared to $6.5 million ($0.57 per share) in the prior year's first quarter. Proforma income before income taxes increased $2.8 million to $13.4 million from $10.6 million one year ago. The primary factors contributing to these increases over the prior year's first quarter were higher sales volumes, improved gross profits and a lower effective tax rate.

NET SALES AND GROSS PROFITS

CONSOLIDATED

     The Company's sales for the current quarter ended December 28, 1996 increased $10.2 million (12%) to $93.9 million from $83.7 million for the
same period one year ago.   For the current quarter, international sales
represented 58% of total sales.

     The gross profit rate increased to 52%, compared to 51% for the same period a year ago.


ELECTRO-OPTICAL

     Electro-Optical net sales increased $9.4 million (22%) to $52.5 million for the current quarter compared to $43.1 million in the prior year's first quarter. International sales increased $5.1 million (19%) and domestic sales increased $4.3 million (26%) compared to the same prior year period. Sales increased in all three operating groups due primarily to increased sales volumes to OEM's and commercial customers. The Company believes that products and technologies acquired in recent strategic business acquisitions have contributed to these increased sales volumes as well. The gross profit rate remained at 51% for the current quarter compared to the same quarter last year.

MEDICAL

     Medical segment sales increased $0.8 million (2%) to $41.4 million from
$40.6 million one year ago.   The increase was due to higher sales volumes,
but the magnitude of the increase was partially offset by unusually high volumes in the first quarter of the prior year. This resulted when the Company was able to increase its output of products for aesthetic applications and reduce an unusually high backlog of orders that had accumulated in previous quarters.

     The gross profit rate increased to 54% for the current quarter from 50% in the prior year's first quarter. The increase in the gross profit rate was primarily due to a more favorable product mix and higher sales volumes through direct sales channels in lieu of distributor channels.

OPERATING EXPENSES

                                                    First Quarter
                                                   1997        1996
                                                -----------------------
                                                    (IN THOUSANDS)
Research & development                           $  8,725    $  8,462
Purchased research & development                    9,315
Selling, general & administrative                  27,183      24,446
----------------------------------------------------------------------------
Total operating expenses                         $ 45,223    $ 32,908
----------------------------------------------------------------------------
----------------------------------------------------------------------------

     Total operating expenses increased $12.3 million (37%) in the quarter ended December 28, 1996 compared to the prior year's first quarter. The increase resulted primarily from higher research and development (R&D) expenses due to the $9.3 million of in-process technology purchased from Tutcore and Micracor. Notwithstanding the purchase, R&D expenses increased $0.3 million (3%) but decreased as a percentage of sales to 9% from 10% in the prior year's first quarter. Selling, general and administrative (SG&A) expenses increased $2.7 million (11%) but remained at 29% of sales.

     R&D expenses, exclusive of the aforementioned $9.3 million write-off of purchased in-process technology, as a percentage of sales, decreased primarily due to the timing of projects. Spending is usually lower in the start-up and wrap-up stages of a project than at other times throughout the year and a higher than average of the current development efforts are in such stages.

     SG&A expenses increased as a percentage of sales in the Medical segment due to increased headcount and increased activity levels primarily due to starting a direct sales and service office in Japan. This increase was offset by the Electro-Optical segment SG&A growing at a slower rate than sales.

OTHER INCOME (EXPENSE)

     Other income, net decreased $0.9 million for the current quarter to $0.3 million from $1.2 million in the prior year's first quarter. This decrease was primarily due to lower interest income on lower average cash and investment balances, higher interest expense due to no capitalization of interest upon the completion of refurbishing of the Porter Drive building prior to this quarter, higher foreign exchange losses, higher allocation of income to minority interest due to improved performance in the Lambda Physik Group, partially offset by higher other income, net. The increase in other income primarily results from rental income received from the lease of the Porter Drive facility.

INCOME TAXES

     The Company's proforma effective tax rate (excluding the $9.3 million write-off of purchased R&D) for the three months ended December 28, 1996 was 37% compared to 39% for the same quarter last year. The Company's proforma effective tax rate decreased to 37% for the current quarter as a result of increases in foreign tax credit utilization, foreign sales corporation benefit and changes in income by taxing jurisdiction.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash, cash equivalents and short-term investments of $27.3 million. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $45.0 million. As of December 28, 1996, the Company had $36.9 million unused and available under these credit facilities.

CHANGES IN FINANCIAL CONDITION

     Cash and equivalents and short-term investments increased $7.3 million (21%) year-to-date. Operations and changes in exchange rates generated
$15.7 million including $13.0 million of proceeds from the sale of short-term investments, net of proceeds. Investing activities used $14.3 million including $8.9 million used to acquire property and equipment and net $5.2 million used to acquire Tutcore and Micracor. Financing activities provided $3.7 million through net borrowings of $2.1 million and $1.6 million from the sale of shares under employee stock plans.

     Long term obligations increased $6.8 million from September 28, 1996 primarily due to deferred payment obligations of $5.4 million from the Tutcore acquisition.

                               COHERENT, INC.

                         PART II. OTHER INFORMATION

ITEM 1.    Material developments in connection with legal proceedings.
           N/A

ITEM 2.    Material modification of rights of registrant's securities.
           N/A


ITEM 3.    Defaults on senior securities.
           N/A

ITEM 4.    Submission of matters to a vote of security holders.
           N/A

ITEM 5.    Other.
           N/A

ITEM 6.    Exhibits and Reports on Form 8-K.
           Exhibit 27 "Financial Data Schedules" included herewith

                              COHERENT, INC.

                                SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       COHERENT, INC.

                                       (Registrant)


Date: February 11, 1997                By: ROBERT J. QUILLINAN
                                          -----------------------------------
                                           Robert J. Quillinan
                                           Vice President and Chief Financial
                                           Officer