Form 10-K/A
period 1996-09-28
COHERENT INC
filed 1997-03-03
CIK 21510

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, ages and office of all of the executive officers of Registrant:

    Name                         Age                      Office Held
-------------------------------------------------------------------------------

James L. Hobart, Ph.D.           63         Chairman of the Board of Directors
                                              and Chief Technical Officer of
                                              Registrant (1)
Bernard J. Couillaud, Ph.D.      52         President and Chief Executive
                                              Officer
Robert J. Quillinan              49         Vice President and Chief Financial
                                              Officer
Gerald C. Barker                 54         Vice President and General
                                              Manager, Coherent Laser Group
Kevin P. Connors                 34         Vice President and General Manager,
                                              Coherent Medical Group
Robert M. Gelber                 51         Vice President and General Manager,
                                              Coherent Auburn Group
Scott H. Miller                  42         Vice President and General Counsel

--------------------
(1) Mr. Hobart became Chief Technical Officer on May 13, 1996. He resigned from his position as Chief Technical Officer and as a member of the Board of Directors on February 13, 1997.

    There are no family relationships between any of the executive officers and directors.

    Mr. Hobart served as the President of the Company from 1968 through June 1974 and from January 1976 through March 1983. From June 1974 to January 1976 he served as the Company's Chief Scientist. He served as Chief Executive Officer from August 1988 to July 1996 and as General Manager of the Medical Group from August 1994 to June 1996. He has served as a director of the Company since 1966 and as Chairman of the Board of Directors since 1974. In addition, he was elected Chief Technical Officer in May 1996.


    Mr. Couillaud has served as President and Chief Executive Officer as well as a member of the Board of Directors since July 1996. He served as Vice President and General Manager of Coherent Laser Group from March 1992 to July 1996. From 1990 to March 30, 1992, he served as Manager of the Advanced Systems Business Unit, and from 1987 to 1990 served as Director of R&D for the Coherent Laser Group.

    A board of six (6) directors is to be elected at the Annual Meeting of Stockholders to be held March 27, 1997. The following table sets forth the names of, and certain information about, Registrant's current directors, each of whom except Mr. Hobart is a nominee for election:

                                         DIRECTOR
 NAME OF NOMINEE                 AGE      SINCE         PRINCIPAL OCCUPATION
 ---------------                 ---     ---------      --------------------
James L. Hobart . . . . . . .     63       1966     Chairman of the Board of  Directors and
                                                       Chief Technical Officer of Registrant (1)
Bernard J. Couillaud . . . . .    52       1996     President and Chief Executive Officer of
                                                       Registrant
Henry E. Gauthier . . . . . .     56       1983     Chairman of the Board of Directors, Former President
                                                       and Chief Operating Officer of Registrant (2)
Charles W. Cantoni *+. . . . .    61       1983     Vice President, Marketing of Quinton
                                                       Instrument Co.
Frank P. Carrubba *+. . . . .     59       1989     Chief Technical Officer, Phillips
                                                       Electronics N.V.
Thomas Sloan Nelsen *+. . . .     70       1983     Retired Professor of Surgery, Stanford
                                                       University School of Medicine
Jerry E. Robertson *+ . . . .     64       1994     Retired Executive Vice President, 3M Life
                                                       Sciences Sector and Corporate Services

-----------------------------

(1) Mr. Hobart became Chief Technical Officer on May 13, 1996. He resigned from his position as Chief Technical Officer and as a member of the Board of Directors on February 13, 1997.

(2) Mr. Gauthier retired from his positions as President and Chief Operating Officer on July 1, 1996. He was elected Chairman of the Board of Directors on February 24, 1997.

 *  Member of the Compensation Committee.

 +  Member of the Audit Committee.

    Except as set forth below, each of the nominees has been engaged in his principal occupation set forth above during the past five years. There is no family relationship between any director or executive officer of Registrant.

    Mr. Cantoni is Vice President, Marketing of Quinton Instrument Co., a manufacturer of medical instrumentation products, a position he has held since October 1994. From August 1988 until September 1994 he was President of ImageComm Systems, Inc., a value added reseller of medical image processing systems.

    Mr. Robertson retired from 3M in 1994. He is a member of the board of directors of Manor Care, Inc., Cardinal Health, Inc., Haemonetics Corporation, Steris Corporation, Life Technologies, Inc., Allianz Life Insurance Company of North America, Choice Hotels International, Medwave, Inc. and Project HOPE.

    Mr. Couillaud is President and Chief Executive Officer as well as a member of the Board of Directors since July 1996. He served as Vice President and General Manager of Coherent Laser Group from March 1992 to July 1996. From 1990 to March 30, 1992, he served as Manager of the Advanced Systems Business Unit, and from 1987 to 1990 served as Director of R&D for the Coherent Laser Group.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Based solely on its review of the copies of all forms received by Registrant, or on written representations from certain reporting persons that no other reports were required for such persons, Registrant believes that, during fiscal 1996, all Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION

    The following table shows, as to the Chief Executive Officer and each of the other four most highly compensated executive officers whose salary plus bonus exceeded $100,000, information concerning compensation awarded to, earned by or paid for services to Registrant in all capacities during the last three fiscal years (to the extent that such person was the Chief Executive Officer and/or executive officer, as the case may be, during any part of such fiscal year):

                              SUMMARY COMPENSATION TABLE

                                                                                                      LONG-TERM
                                                                    ANNUAL COMPENSATION             COMPENSATION
                                         -------------------------------------------------------   --------------
                                                                                                      AWARDS
                                                                                   OTHER ANNUAL    ------------        ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR          SALARY ($)     BONUS ($)    COMPENSATION      OPTIONS (#)      COMPENSATION
--------------------------------         ----          ----------     ---------   -------------    ------------     --------------
Bernard J. Couillaud (1)                 1996           $ 185,353     $258,595           --            15,000       $12,937(2)
  President and Chief                    1995           $ 166,156     $140,898           --             6,000       $11,791
  Executive Officer                      1994           $ 155,885     $ 64,932           --             6,000       $11,146

James L. Hobart (3)                      1996           $ 256,631     $410,651           --            12,500       $20,951(4)
  Chairman and Chief                     1995           $ 243,456     $228,248           --            12,500       $20,576
  Technical Officer                      1994           $ 233,918     $ 96,433           --            12,500       $19,516

Henry E. Gauthier (5)                    1996           $ 245,328     $417,456           --            11,000       $17,801(6)
  President and Chief                    1995           $ 232,498     $217,975           --            11,000       $16,930
  Operating Officer                      1994           $ 223,431     $ 92,134           --            11,000       $15,654

Robert J. Quillinan                      1996           $ 182,361     $268,251           --             6,000       $ 9,527(7)
  Vice President and Chief               1995           $ 173,218     $159,461           --             6,000       $11,643
  Financial Officer                      1994           $ 160,235     $ 61,474           --             6,000       $11,088

Robert M. Gelber                         1996           $ 160,135     $158,532           --             6,000       $16,033(8)


                                         1995          $  152,867    $ 158,259           --             6,000       $10,162
  Vice President and General             1994          $  144,094    $  71,009           --             6,000       $ 8,613
  Manager
                                         1996          $  146,308     $154,521           --             2,500        $14,362(9)
Scott H. Miller                          1995          $  139,562     $ 81,971           --             2,500        $12,831
  Vice President and General             1994          $  132,479     $ 33,942           --             2,500        $ 7,073
  Counsel

---------------------------------
(1) Mr. Couillaud became President and Chief Executive Officer on May 13, 1996.

(2) Includes $11,121 contributed by Registrant under defined contribution plans and $1,816 in life insurance benefits.

(3) Mr. Hobart became Chief Technical Officer on May 13, 1996. He resigned from his position as Chief Technical Officer and as a member of the Board of Directors on February 13, 1997.

(4) Includes $14,502 contributed by Registrant under defined contribution plans and $6,449 in insurance benefits.

(5) Mr. Gauthier retired from his positions as President and Chief Operating Officer on July 1, 1996. Includes compensation paid to Mr. Gauthier prior to his retirement on July 1, 1996.

(6) Includes $13,876 contributed by Registrant under defined contribution plans and $3,925 in life insurance benefits.

(7) Includes $8,380 contributed by Registrant under defined contribution plans and $1,147 in life insurance benefits.

(8) Includes $14,129 contributed by Registrant under defined contribution plans and $1,904 in life insurance benefits.

(9) Includes $13,870 contributed by Registrant under defined contribution plans and $492 in life insurance benefits.

    STOCK OPTION GRANTS AND EXERCISES

    The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options granted during the fiscal year ended September 28, 1996.

                          OPTION GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS
----------------------------------------------------------------------------------   POTENTIAL REALIZABLE VALUE
                                            % OF TOTAL                                   AT ASSUMED ANNUAL
                              NUMBER OF       OPTIONS                                   RATES OF STOCK PRICE
                             SECURITIES     GRANTED TO                                 APPRECIATION FOR OPTION
                             UNDERLYING      EMPLOYEES                                        TERM (3)
                               OPTIONS       IN FISCAL     EXERCISE    EXPIRATION   ---------------------------
NAME                           GRANTED        YEAR (2)       PRICE       DATE          5% ($)        10% ($)
---------------------           (#)(1)      ----------      ($/SH)     ----------      ------        -------
                             ----------                    --------
James L. Hobart. . . . . .       12,500        3.20%       $40.125       4/8/02      $ 170,579       $386,986
Bernard J. Couillaud . . .        6,000        1.54%       $40.125       4/8/02      $  81,878       $185,753
Bernard J. Couillaud . . .        9,000        2.30%       $55.50       5/13/02      $ 169,878       $385,395
Henry E. Gauthier. . . . .       11,000        2.82%       $40.125       4/8/02      $ 150,110       $340,548
Robert J. Quillinan. . . .        6,000        1.54%       $40.125       4/8/02      $  81,878       $185,753
Robert M. Gelber . . . . .        6,000        1.54%       $40.125       4/8/02      $  81,878       $185,753
Scott H. Miller. . . . . .        2,500         .64%       $40.125       4/8/02      $  34,116       $ 77,397

------------------
(1) Registrant's 1987 Stock Option Plan and 1995 Stock Plan (collectively the "Option Plans") provide for the grant of options and stock purchase rights to officers, employees and consultants of Registrant. Options granted under the Option Plans may be either "nonstatutory options" or "incentive stock options." The exercise price is determined by the Board of Directors or its Compensation Committee and in the case of incentive stock options may not be less than 100% of the fair market value of the Common Stock on the date of grant (110% in the case of grants to 10% shareholders). The options expire not more than ten years from the date of grant, and may be exercised only while the optionee is employed by Registrant or within such period of time after termination of employment as is determined by the Board or its Committee at the time of grant. The Board of Directors may determine when options granted may be exercisable.

(2) Registrant granted options to purchase an aggregate of 317,825 to all employees other than executive officers and granted options to purchase an aggregate of 72,750 shares to all executive officers as a group (8 persons), during fiscal 1996.

(3) This column sets forth hypothetical gains or "option spreads" for the options at the end of their respective ten-year terms, as calculated in accordance with the rules of the Securities and Exchange Commission. Each gain is based on an arbitrarily assumed annualized rate of compound appreciation of the market price at the date of grant of 5% and 10% from the date the option was granted to the end of the option term. The 5% and 10% rates of appreciation are specified by the rules of the Securities and Exchange Commission and do not represent Registrant's estimate or projection of future Common Stock prices. Registrant does not necessarily agree that this method properly values an option. Actual gains, if any, on option exercises are dependent on the future performance of Registrant's Common Stock and overall market conditions.

    The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options exercised during the fiscal year ended September 28, 1996 and the value of unexercised options at such date.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FISCAL YEAR-END OPTION VALUES

                                                         NUMBER OF SECURITIES
                                                        UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                           OPTIONS/SARS AT           IN-THE MONEY OPTIONS AT
                                                      SEPTEMBER 28, 1996 (#)( 2)    SEPTEMBER 28, 1996 ($) (3)
                                                      ---------------------------   ----------------------------
                           SHARES       VALUE
                        ACQUIRED ON    REALIZED
       NAME             EXERCISE (#)    ($)(1)        EXERCISABLE    UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
----------------------- ------------   --------       -----------    -------------  -----------    -------------
James L. Hobart. . . .      12,500     $537,500           25,000          37,500      $579,688       $359,375

Bernard J. Couillaud .      15,500     $569,000            6,000          27,000      $123,000       $172,500

Henry E. Gauthier. . .       1,362     $ 32,518           22,000          33,000      $510,125       $316,250

Robert J. Quillinan. .       6,000     $214,500           12,000          18,000      $278,250       $172,500

Robert M. Gelber . . .       9,000     $274,029            3,000          18,000      $ 61,500       $172,500

Scott H. Miller. . . .       2,000     $ 73,750            5,000           7,500      $115,938       $ 71,875

--------------------
(1) The value realized is calculated based on the closing price of the Company's Common Stock as reported by the Nasdaq National Market on the date of exercise minus the exercise price of the option, and does not necessarily indicate that the optionee sold such stock.

(2) Registrant has not granted any stock appreciation rights and its stock plans do not provide for the granting of such rights.

(3) The market value of underlying securities is based on the difference between the closing price of the Company's Common Stock on September 28, 1996 of $34.50 (as reported by Nasdaq National Market) and the exercise price.

OTHER EMPLOYEE BENEFIT PLANS

    EMPLOYEE RETIREMENT AND INVESTMENT PLAN AND SUPPLEMENTARY PLAN

    Effective January 1, 1979, Registrant adopted the Coherent Employee Retirement and Investment Plan. Employees become eligible to participate after completing one year of service. Under this plan, Registrant will match employee contributions to the plan up to a maximum of 6% of the employee's individual earnings. An employee is not entitled to any part of Registrant's contribution until the completion of his or her third year of employment. After the end of the third year of employment, 20% of Registrant's contribution vests. Thereafter, an additional 20% of Registrant's contribution vests at the end of each year of completed service until the end of the seventh year of employment when such contributions become 100% vested. Effective as of 1985, the plan was amended and restated to conform the plan to new regulations and to qualify under
Section 401(k) of the Internal Revenue Code of 1986, as amended to permit employees to make contributions to the plan from their pre-tax earnings. Effective January 1, 1990, Registrant adopted the Supplementary Retirement Plan which provides that certain senior management may contribute income to a trust fund. Registrant will match such contributions up to 6% of the participant's income. Such contributions are subject to the same vesting requirements as contributions made under the Employment Retirement and Investment Plan.

    MANAGEMENT BONUS PLAN

    Registrant's Management Bonus Plan provides for the payment of quarterly cash bonuses to members of management designated by the Board of Directors determined by a formula based on improvements of pre-tax profits, cash flow and asset management over preset threshold levels for each operating group or business unit. Those employees who participate in the Bonus Plan who are not assigned to an operating group or business unit receive an average of such amounts.

    PRODUCTIVITY INCENTIVE PLAN

    Under Registrant's Productivity Incentive Plan (the "Incentive Plan") 450,000 shares of Common Stock were initially reserved and as of the fiscal year ended September 28, 1996, 52,399 shares of Common Stock were available for issuance to employees of Registrant and its designated subsidiaries who are customarily employed for at least twenty hours per week. The purpose of the Incentive Plan is to enhance an employee's proprietary interest in Registrant and to create an incentive for Registrant's success.

    The Incentive Plan provides for the quarterly distribution of cash or Common Stock, at the election of each participant, based upon the quarterly profitability of Registrant. The amount of cash or number of shares of Common Stock distributed to each participant is determined by dividing a participant's "incentive compensation" by the fair market value of Registrant's Common Stock at the end of each three-month period.

    EMPLOYEE STOCK PURCHASE PLAN

    Registrant's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the stockholders in 1980. A total of 2,287,500 shares of Common Stock were initially reserved and as of the end of the fiscal year 423,000 shares of Common Stock remained available for issuance thereunder. The Purchase Plan permits employees who are employed for at least twenty hours per week and more than five months in a calendar year to purchase Common Stock of Registrant, through payroll deductions, which may not exceed 10% of an employee's compensation, at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each twelve-month period. The Purchase Plan provides for two offerings during each fiscal year, each having a duration of twelve months.

DIRECTOR COMPENSATION

    Members of the Board of Directors who are not employees of Registrant receive $8,000 per year, plus $500 per meeting attended and are reimbursed for their expenses incurred in attending meetings of the Board of Directors.

    Registrant's 1990 Directors' Stock Option Plan (the "Directors' Option Plan") was adopted by the Board of Directors on December 8, 1989 and was approved by the stockholders on March 29, 1990. The Directors' Option Plan was amended by the Board of Directors on January 25, 1996 and was approved by the stockholders on March 20, 1996. The Directors' Option Plan provides for the automatic and nondiscretionary grant of a non-statutory stock option to purchase 10,000 shares of Registrant's Common Stock to each non-employee director on the later of the effective date of the Directors' Option Plan or the date on which such person becomes a director. Thereafter, each non-employee director will be automatically granted a nonstatutory stock option to purchase 2,500 shares of Common Stock on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director is re-elected to serve on the Board of Directors, if, on such date, he or she has served on the

Board for at least three months. Such plan provides that the exercise price shall be equal to the fair market value of the Common Stock on the date of grant of the options.

    Three non-employee directors have each been granted options to purchase 25,000 shares of Registrant's Common Stock under such plan at a weighted average exercise price of $17.73. One non-employee director has been granted options to purchase 15,000 shares of Registrant's Common Stock under such plan at a weighted average exercise price of $20.40 per share. As of January 27, 1997, 42,500 shares had been issued on exercise of such options. The following table shows, as to each non-employee director, information concerning options exercised under the Directors' Option Plan during the last fiscal year:

                         OPTION EXERCISES IN LAST FISCAL YEAR

                                   Shares Acquired on
Name                                    Exercise              Value Realized (1)
-------------------------------    ------------------         ------------------
Charles W. Cantoni                          2,500               $   91,875
Frank P. Carrubba                          10,000               $  251,250
Thomas Sloan Nelsen                         2,500               $   83,438
Jerry E. Robertson                          2,500               $   79,375
-----------------------
(1) The market value of underlying securities is based on the closing price of Registrant's Common Stock on the date of exercise.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee is composed of directors Carrubba, Cantoni, Nelsen and Robertson. During the last fiscal year, Registrant paid Dr. Thomas Nelsen $62,500 in consulting fees. Dr. Nelsen has more than 40 years of experience as a physician and, before his retirement, was a Professor of Surgery at Stanford University School of Medicine. Utilizing this experience, Dr. Nelsen has worked closely with Registrant in developing and refining new laser products for the medical field. Management believes that this arrangement is at least as favorable as could be negotiated with an outside consultant.

    Mr. Gauthier and the Company have entered into a Management Transition Agreement pursuant to which Mr. Gauthier has agreed to provide employment and consulting services to the Company through June 30, 1999. In consideration for these services, the Company has agreed to pay Mr. Gauthier his base salary through June 30, 1997, an hourly consulting fee equal to $175.00 for services rendered through June 30, 1999, and to provide him with benefits under the Company's medical, dental and life insurance plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of January 27, 1997 certain information with respect to the beneficial ownership of Registrant's Common Stock by (i) any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") known by Registrant to be the beneficial owner of more than 5% of Registrant's voting securities, (ii) each director and each nominee for director of Registrant,
(iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all executive officers and directors of Registrant as a group.

                                                                           NUMBER OF       PERCENT
NAME AND ADDRESS                                                            SHARES         OF CLASS
----------------                                                          -----------      --------
Pilgrim Baxter & Associates, Ltd. (1). . . . . . . . . . . . . . . . . .   1,042,500          9.24%
  1255 Drummers Lane, Suite 300
  Wayne, Pennsylvania  19087
James L. Hobart (2). . . . . . . . . . . . . . . . . . . . . . . . . . .     218,037          1.93%
Henry E. Gauthier (3). . . . . . . . . . . . . . . . . . . . . . . . . .      76,735             *
Robert J. Quillinan (4). . . . . . . . . . . . . . . . . . . . . . . . .      22,715             *
Bernard J. Couillaud (5) . . . . . . . . . . . . . . . . . . . . . . . .      15,475             *
Robert M. Gelber . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,145             *
Scott H. Miller (6). . . . . . . . . . . . . . . . . . . . . . . . . . .      16,554             *
Frank P. Carrubba (7). . . . . . . . . . . . . . . . . . . . . . . . . .       5,000             *


Thomas Sloan Nelsen (8). . . . . . . . . . . . . . . . . . . . . . . . .       5,000             *
Charles W. Cantoni (9) . . . . . . . . . . . . . . . . . . . . . . . . .       2,500             *
Jerry E. Robertson . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,000             *
All directors and executive officers as a group (12 persons) (10). . . .     395,154          3.47%

-----------------
* Represents less than 1%.

(1) Represents shares reported by Vickers Corporate Report as being held by Pilgrim Baxter and Associates, Ltd. as of January 27, 1997.

(2) Includes 2,700 shares held of record by members of Mr. Hobart's family, as to which shares he disclaims beneficial ownership. Also includes 25,000 shares issuable upon exercise of options which are currently exercisable or will become exercisable within 60 days of January 27, 1997. Mr. Hobart resigned from his position as Chief Technical Officer and as a member of the Board of Directors on February 13, 1997.

(3) Includes 18,000 shares issuable upon exercise of options held by Mr. Gauthier which are currently exercisable or will become exercisable within 60 days of January 27, 1997.

(4) Includes 12,000 shares issuable upon exercise of options held by Mr. Quillinan which are currently exercisable or will become exercisable within 60 days of January 27, 1997.

(5) Includes 6,000 shares issuable upon exercise of options held by Mr. Couillaud which are currently exercisable or will become exercisable within 60 days of January 27, 1997.

(6) Includes 5,000 shares issuable upon exercise of options held by Mr. Miller which are currently exercisable or will become exercisable within 60 days of January 27, 1997.

(7) Consists of 5,000 shares issuable upon exercise of options held by Mr. Carrubba which are currently exercisable or will become exercisable within 60 days of January 27, 1997.

(8) Consists of 5,000 shares issuable upon exercise of options held by Dr. Nelsen which are currently exercisable or will become exercisable within 60 days of January 27, 1997.

(9) Consists of 2,500 shares issuable upon exercise of options held by Mr. Cantoni which are currently exercisable or will become exercisable within 60 days of January 27, 1997.

(10) Includes an aggregate of 87,500 options which are currently exercisable or will become exercisable within 60 days of January 27, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The following table sets forth information with respect to all executive officers of Registrant who had indebtedness outstanding during the past fiscal year. This indebtedness arose as a result of the delivery of promissory notes in connection with the exercise of stock options.

                                                                            LARGEST
                                                                             AMOUNT       BALANCE AT
                              NEW LOANS     INTEREST       MATURITY       OUTSTANDING    SEPTEMBER 28
      NAME                   DURING 1996     RATE(S)        DATE(S)       DURING 1996        1996
-------------------------    -----------  -------------    ---------      -----------    ------------
James L. Hobart. . . . .       $      0      7.1%          10/10/99       $   546,276    $    393,181
Henry E. Gauthier. . . .       $      0      7.1%          10/12/99       $   429,290    $    429,290
Robert J. Quillinan. . .       $      0   5.34 - 7.05%      2/28/99 -     $   250,547    $          0
                                                            8/29/99
Scott H. Miller. . . . .       $      0      7.1%          10/4/99        $   111,680    $    111,680

    All promissory notes are full recourse and are secured by the shares of Common Stock of Registrant issued upon exercise of the options. Interest is paid annually.

    The Compensation Committee is composed of Directors Carubba, Cantoni, Nelsen and Robertson. See Item 11 for a description of Dr. Nelsen's and Mr. Gauthier's consulting arrangements with Registrant.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on February 3, 1997.


                                       COHERENT, INC.
                                        /s/ BERNARD J. COUILLAUD
                                       --------------------------------
                                       By: Bernard J. Couillaud
                                       Director, President &
                                       Chief Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ JAMES L. HOBART*                           March 3, 1997
----------------------------------          --------------------------
James L. Hobart                                  Date
(Director, Chairman of the Board &
Chief Technical Officer)

/s/ BERNARD J. COUILLAUD                       March 3, 1997
----------------------------------          --------------------------
Bernard J. Couillaud                                  Date
(Director, President & Chief Executive Officer )

/s/ ROBERT J. QUILLINAN*                       March 3, 1997
----------------------------------          --------------------------
Robert J. Quillinan                              Date
(Vice President & Chief Financial Officer)

/s/ CHARLES W. CANTONI*                        March 3, 1997
----------------------------------          --------------------------
Charles W. Cantoni                               Date
(Director)

/s/ FRANK P. CARRUBBA*                         March 3, 1997
----------------------------------          --------------------------
Frank P. Carrubba                                   Date
(Director)

/s/ HENRY E. GAUTHIER*                         March 3, 1997
----------------------------------          --------------------------
Henry E. Gauthier                                Date
(Director)

/s/ THOMAS SLOAN NELSEN*                       March 3, 1997
----------------------------------          --------------------------
Thomas Sloan Nelsen                              Date
(Director)

/s/ JERRY E. ROBERTSON*                        March 3, 1997
----------------------------------          --------------------------
Jerry E. Robertson                               Date
(Director)


*By: /s/ BERNARD J. COUILLAUD                  March 3, 1997
    -----------------------------           --------------------------
         Bernard J. Couillaud                    Date
         Attorney-in-Fact