Form 10-Q
period 1997-03-29
COHERENT INC
filed 1997-05-05
CIK 21510

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1997

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

                                (408) 764-4000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                              -------     --------

                      APPLICABLE ONLY TO ISSUERS INVOLVED
                       IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes          No
                           -------      --------

                     APPLICABLE ONLY TO CORPORATE ISSUES:

The number of shares outstanding of registrant's common stock, par value $.01 per share, at April 26, 1997 was 11,320,558 shares.

                                COHERENT, INC.

                                     INDEX


                                                        Page No.

PART I.   FINANCIAL INFORMATION:

  Consolidated Condensed Statements of Income --
    Three months and six months ended March 29, 1997
    and March 30, 1996                                      3

  Consolidated Condensed Balance Sheets --
    March 29, 1997 and September 28, 1996                   4

  Consolidated Condensed Statements of Cash Flows --
    Six months ended March 29, 1997 and March 30, 1996      5

  Notes to Consolidated Condensed Financial Statements      6

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                    9

PART II.  OTHER INFORMATION                                14

SIGNATURES                                                 15

                         PART I. FINANCIAL INFORMATION

                        COHERENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE                        SIX
                                                              MONTHS ENDED               MONTHS ENDED
                                                              ------------               ------------

                                                         MARCH 29,      March 30,    MARCH 29,    March 30,
                                                           1997            1996        1997          1996
------------------------------------------------------------------------------------------------------------
NET SALES                                                 $90,985        $90,552     $184,878      $174,233
COST OF SALES                                              42,005         43,831       86,848        85,156
------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                               48,980         46,721       98,030        89,077
------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
 Research and development                                   8,723          9,621       17,448        18,083
 Purchased in-process technology                                                        9,315
 Selling, general and administrative                       26,201         25,986       53,384        50,432
------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                   34,924         35,607       80,147        68,515
------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                     14,056         11,114       17,883        20,562

OTHER INCOME (EXPENSE):
 Interest and dividend income                                 403            671          758         1,347
 Interest expense                                           (218)                        (476)          (28)
 Foreign exchange gain (loss)                               (355)           (12)         (487)            3
 Other - net                                                  194            342          528           829
------------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME, NET                                        24          1,001          323         2,151
------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                 14,080         12,115       18,206        22,713
PROVISION FOR INCOME TAXES                                  5,210          4,764        9,868         8,897
------------------------------------------------------------------------------------------------------------
NET INCOME                                               $  8,870       $  7,351     $  8,338      $ 13,816
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE                                 $   0.76       $   0.64     $   0.71      $   1.21
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                             11,737         11,507       11,669        11,456
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        COHERENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
            (UNAUDITED;  IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)


                                                         MARCH 29,    September 28,
                                                           1997           1996
-----------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                  $   19,843      $   9,214
  Short-term investments                                     7,273         25,421
  Accounts receivable - net of allowances of
    $2,551 in 1997 and $3,285 in 1996                       78,221         83,360
  Inventories                                               76,427         65,835
  Prepaid expenses and other assets                         14,437         11,519
  Deferred tax assets                                       22,984         23,071
-----------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                       219,185        218,420
-----------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                                     129,637        117,069
ACCUMULATED DEPRECIATION AND AMORTIZATION                  (54,343)       (52,468)
-----------------------------------------------------------------------------------
  Property and equipment - net                              75,294         64,601
-----------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
  $6,457 in 1997 and $5,717 in 1996                         10,439         10,639
OTHER ASSETS                                                20,188         17,856
-----------------------------------------------------------------------------------
                                                        $  325,106      $ 311,516
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                 $    6,774      $   4,160
  Current portion of long-term obligations                   4,141          4,221
  Accounts payable                                          18,271         12,425
  Income taxes payable                                      10,344         12,395
  Other current liabilities                                 51,936         61,666
-----------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                   91,466         94,867
-----------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS                                        9,935          3,921
OTHER LONG-TERM  LIABILITIES                                11,491         12,403
MINORITY INTEREST IN SUBSIDIARIES                            3,620          2,738

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01
    Authorized - 50,000 shares
    Outstanding 11,319 in 1997 and 11,211 in 1996              112            111
  Additional paid-in capital                                85,872         82,939
  Notes receivable from stock sales                          (344)          (845)
  Retained earnings                                        122,132        113,794
  Accumulated translation adjustment                           822          1,588
-----------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                 208,594        197,587
-----------------------------------------------------------------------------------
                                                        $  325,106      $ 311,516
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                        COHERENT, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED; IN THOUSANDS)

                                                                     SIX
                                                                 MONTHS ENDED
                                                                 ------------

                                                            MARCH 29,      March 30,
                                                              1997           1996
-------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
OPERATING ACTIVITIES:
  Net income                                               $   8,338       $ 13,816
  Adjustments to reconcile to net cash
    provided by  operating activities:
    Write-off of purchased in-process technology               9,315
    Purchases of short-term investments                      (29,796)       (54,124)
    Proceeds from sales of short-term investments             48,500         42,532
    Changes in assets and liabilities                        (17,602)        10,571
    Other adjustments                                          7,902          2,760
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     26,657         15,555
-------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of property and equipment - net                  (14,649)        (7,031)
  Acquisition of Tutcore and Micracor,
    net of cash acquired                                      (5,200)
  Acquisition of Japan distribution rights                                   (5,048)
  Other  - net                                                  (812)        (5,440)
-------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                       (20,661)       (17,519)
-------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Long-term debt borrowings                                    1,048          1,305
  Long-term debt repayments                                   (2,682)        (2,821)
  Notes payable borrowings                                     9,733          3,213
  Notes payable repayments                                    (6,432)        (5,821)
  Repayments of capital lease obligations                                       (45)
  Sales of shares under employee stock plans                   2,652          2,007
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES           4,319        (2,162)
-------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND EQUIVALENTS                                        314          (170)
-------------------------------------------------------------------------------------
  Net increase (decrease) in cash and equivalents             10,629        (4,296)
  Cash and equivalents beginning of period                     9,214         20,426
-------------------------------------------------------------------------------------
CASH AND EQUIVALENTS END OF PERIOD                         $  19,843       $ 16,130
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                        COHERENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those reflected in the Company's annual report to stockholders for the year ended September 28, 1996. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year.

2. Net income per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period including dilutive common share equivalents and shares issuable under the Productivity Incentive Plan. Dilutive common stock equivalents include outstanding stock options when the exercise price is less than the average market price and shares subscribed under the Employee Stock Purchase Plan.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which will be adopted by the Company in the second quarter of fiscal 1998 as required by the statement. Upon adoption of SFAS No. 128, the Company will present basic earnings per share and diluted earnings per share. Basic earnings per share will be computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share will be computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options and stock purchase contracts using the treasury stock method. Proforma basic earnings per share for the three and six months ended March 29, 1997 are $0.79 and $.74, respectively, compared to $.67 and $1.26 for the same prior year periods. Proforma diluted earnings per share for the same current fiscal year periods are $0.76 and $.71 respectively, compared to $.64 and $1.21 for the same periods in the prior year.

     No dividends were paid in fiscal 1997 or 1996.

3. In December 1996, Coherent acquired 80% of the outstanding shares of Tutcore OY Ltd., located in Tampere, Finland for approximately $10.0 million (consisting of $4.0 million of cash, $5.4 million of deferred payment obligations and $0.6 million of acquisition costs). Tutcore specializes in the growth and processing of aluminum-free epitaxial wafers used in semiconductor lasers. Also in December 1996, Coherent purchased the net assets of Micracor, Inc. of Acton, Massachusetts for approximately $1.1 million (consisting of $1.0 million of cash and $0.1 million of acquisition costs). Micracor manufacturers materials used in semiconductor-based solid state microchip lasers for the telecommunications market.

     These acquisitions were accounted for as purchases and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the dates of the acquisitions. The aggregate purchase price of $11.3 million (including acquisition costs) has been allocated to the assets and liabilities acquired. Approximately $9.3 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility and had no alternative future use, and was charged to operations during the first quarter of fiscal 1997. Coherent's consolidated results of operations include the operating results of the acquired companies from their acquisition dates. Proforma results of operations as if the acquisitions occurred at the beginning of fiscal 1996 and 1997, respectively, are not presented as the amounts would not differ significantly from the Company's reported results.

4.   Balance Sheet Detail:

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                                        March 29,    September 28,
                                                          1997            1996
     -----------------------------------------------------------------------------
                                                             (IN THOUSANDS)
     Purchased parts and assemblies                     $  20,969      $  18,446
     Work-in-process                                       27,726         24,244
     Finished goods                                        27,732         23,145
     -----------------------------------------------------------------------------
     Net inventories                                    $  76,427      $  65,835
     -----------------------------------------------------------------------------
     -----------------------------------------------------------------------------

     Prepaid expenses and other assets consist of the following:

                                                        March 29,    September 28,
                                                          1997            1996
     -----------------------------------------------------------------------------
                                                             (IN THOUSANDS)

     Prepaid expenses and other                         $   8,342      $   5,339
     Prepaid income taxes                                   6,095          6,180
     -----------------------------------------------------------------------------
     Prepaid expenses and other assets                  $  14,437      $  11,519
     -----------------------------------------------------------------------------
     -----------------------------------------------------------------------------


     Other assets consist of the following:

                                                        March 29,    September 28,
                                                          1997            1996
     -----------------------------------------------------------------------------
                                                             (IN THOUSANDS)
     Assets held for investment                          $  1,435      $   1,491
     Intangibles and other  assets                         18,753         16,365
     -----------------------------------------------------------------------------
     Other assets                                       $  20,188      $  17,856
     -----------------------------------------------------------------------------
     -----------------------------------------------------------------------------


     Other current liabilities consist of the following:


                                                        March 29,    September 28,
                                                          1997            1996
     -----------------------------------------------------------------------------
                                                             (IN THOUSANDS)
     Accrued payroll and benefits                       $  16,932      $  20,264
     Accrued expenses and other                            13,929         13,278
     Deferred income                                       10,241          9,028
     Reserve for  warranty                                  8,360          9,450
     Customer deposits                                      2,155          1,689
     Cash overdrafts                                          319          7,957
     -----------------------------------------------------------------------------
     Other current liabilities                          $  51,936      $  61,666
     -----------------------------------------------------------------------------
     -----------------------------------------------------------------------------

 Other long-term liabilities consist of the following:

                                                        March 29,    September 28,
                                                          1997            1996
     -----------------------------------------------------------------------------
                                                             (IN THOUSANDS)
     Deferred income and other                          $   5,794      $   4,688
     Deferred tax liabilities                               3,937          5,955
     Environmental remediation costs                        1,760          1,760
     -----------------------------------------------------------------------------
     Other long-term liabilities                        $  11,491      $  12,403
     -----------------------------------------------------------------------------
     -----------------------------------------------------------------------------

5. Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company, along with several other companies, was named as a party to a remedial action order issued by the California Department of Toxic Substance Control relating to soil and groundwater contamination at and in the vicinity of the Stanford Industrial Park in Palo Alto, California, where the Porter Drive facility is located. The responding parties to the Regional Order (including the Company) have completed the investigations and have installed all required remedial systems. The responding parties have agreed upon final cost sharing.

     The Company was also named, along with other parties, to a remedial action order for the Porter Drive facility site itself in the Stanford Industrial Park. The Company has completed the investigations and has installed all required remedial systems. The Company has been operating remedial systems at the site to remove subsurface chemicals since April 1992.

     The Company has reached final settlement agreements with upgradient and downgradient sites. A final settlement agreement with the former site occupant has been negotiated and it is expected to be signed in fiscal 1997.

     Management believes that the Company's probable, nondiscounted net liability at March 29, 1997 for remaining costs associated with the above environmental matters is $0.8 million which has been previously accrued. This amount consists of total estimated probable costs of $2.1 million ($0.3 million included in other current liabilities and $1.8 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $1.3 million included in other assets from other parties named to the order.

6. Certain prior year amounts have been reclassified to conform with the current quarter presentation.

                        COHERENT, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The statements in this document that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties, including risks associated with uncertainties related to contract cancellations, manufacturing risks, competitive factors, uncertainties pertaining to customer orders, demand for products and services, development of markets for the Company's products and services and other risks identified in the Company's SEC filings. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurence of unanticipated events. For a discussion of these risks and uncertainties, refer to the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996 under the heading "Risk Factors" in Part I, Item 1. Business.

     The Company operates in a technologically advanced, dynamic and highly competitive environment. The Company's future operating results are and will continue to be subject to quarterly variations based on a variety of factors, many of which are beyond the Company's control, including fluctuations in customer orders and foreign currency exchange rates, among others. While the Company attempts to identify and respond to these conditions in a timely manner, such conditions represent significant risks to the Company's
performance.    Accordingly, if the level of orders diminishes during the next, or any future, quarter, or if for any reason the Company's shipments are disrupted (particularly near a quarter end when the Company typically ships a significant portion of its sales), it would have a material adverse effect on sales and earnings, and a corresponding adverse effect on the market price of the Company's stock.

     Similarly, the Company conducts a significant portion of its business internationally. International sales accounted for more than 53% of the Company's sales for fiscal 1996 and were 55% and 57% of total sales for the current quarter and six months ended March 29, 1997. The Company expects that international sales will continue to account for a significant portion of its net sales in the future. The Company's international sales occur through its international subsidiaries, some of which also perform research, development, manufacturing and service functions, and from exports from its U.S. operations. As a result, the Company's international sales and operations, are subject to the risks of conducting business internationally, including fluctuations in foreign exchange rates, which could affect the sales price in local currencies of the Company's products in foreign markets as well as the Company's local costs and expenses of its foreign operations. The Company uses forward exchange and currency swap contracts, and other risk management techniques, to hedge its exposure to currency fluctuations relating to its intercompany transactions and certain firm foreign currency commitments; however, its international subsidiaries remain exposed to the economic risks of foreign currency fluctuations. For example, as discussed below under "Results of Operations", the strengthening of the U.S. dollar against certain major European and Japanese currencies had the effect of decreasing sales for the current quarter and year-to-date by $3.5 million and $6.0 million, respectively, compared to the corresponding prior year periods. There can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

     During its most recently completed fiscal year, more than half of the Company's annual sales came from products that were introduced within the last three years. Committed to quality and customer satisfaction, Coherent designs and produces many of its own components to retain quality control. Coherent provides customers with around-the-clock technical expertise and quality that is ISO 9000 certified at its principal manufacturing sites.

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


RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

     The Company's net income for the six months ended March 29, 1997 was $8.3 million ($0.71 per share) which includes the first quarter one-time $9.0 million ($0.78 per share) after tax write-off of purchased in-process technology. The Company's proforma net income (exclusive of this write-off) for the current quarter and six months ended March 29, 1997 was $8.9 million ($.76 per share) and $17.3 million ($1.49 per share), respectively, compared to $7.4 million ($.64 per share) and $13.8 million ($1.21 per share), in the corresponding prior year periods. During the first quarter of fiscal 1997, the Company recorded the one-time after tax write-off resulting from the acquisitions of Tutcore OY Ltd. Of Tampere, Finland and Micracor, Inc. of Action, Massachusetts. Proforma income before income taxes increased $2.0 million (16%) and $4.8 million (21%) for the current quarter and year-to-date, respectively, compared to the prior year corresponding periods. The increases in proforma net income were primarily attributable to higher gross margins in the current quarter and higher sales volumes and gross margins, year-to-date, when compared to the same periods a year ago.


NET SALES AND GROSS PROFITS

CONSOLIDATED

     The Company's net sales for the current quarter increased $0.4 million (.5%) to $91.0 million from $90.6 million in the prior year's second quarter. Year-to-date sales increased $10.6 million (6%) to $184.9 million from $174.2 million one year ago. Due to the strengthening of the U.S. dollar against certain major European and Japanese currencies, sales were negatively impacted by $3.5 million and $5.9 million, respectively, for the current quarter and year-to-date. International sales represented 55% and 57% of sales for the quarter and six months ended March 29, 1997, respectively.

     The gross profit rate increased to 54% from 52% in the current quarter compared to the same quarter one year ago and increased to 53% from 51% for the six months ended March 19, 1997, compared to the same period one year ago.

ELECTRO-OPTICAL


     Electro-Optical net sales increased $2.2 million (4%) and $11.6 million (12%) for the second quarter and six months ended March 29, 1997, respectively, compared to the corresponding prior year periods. Due to the strengthening of the U.S. dollar against certain major European and Japanese currencies, sales were negatively impacted by $1.8 million and $3.3 million for the current quarter and year-to-date, respectively. Sales increased across all three operating groups due to higher sales volumes (primarily with OEMs).

     The gross profit rate increased to 54% and 52% for the current quarter and year-to-date, compared to 51% for both corresponding prior year periods. The increases in gross margin were primarily attributable to higher average selling prices (primarily with the Lambda Physik Group), lower warranty costs, and manufacturing efficiencies.

MEDICAL

     Medical net sales decreased by $1.8 million (4%) and $0.9 million (1%) for the second quarter and six months ended March 29, 1997, respectively, compared to the corresponding prior year periods. Due to the strengthening of the U.S. dollar against certain major European and Japanese currencies, sales were negatively impacted by $1.7 million and $2.7 million during the current quarter and year-to-date, respectively. The sales decreases were primarily attributable to manufacturing delays within the group's VersaPulse C and VPW product lines. Additionally, in the prior year corresponding periods, Ultrapulse shipments were substantially higher than orders, as production caught up with the large backlog created by product introduction.

     The gross profit rate increased to 54% from 51% for the current quarter
and year-to-date compared to the same periods a year ago.    The increases in
gross margins were primarily due to a more favorable product mix, higher sales volumes through direct channels versus distributor arrangements, lower commission payments on certain licensing agreements, and lower warranty costs.

OPERATING EXPENSES

                                                              Second Quarter                 First Half
                                                           1997           1996           1997           1996
---------------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
Research & development                                  $   8,723      $   9,621      $  17,448      $  18,083
Purchased in-process technology                                                           9,315
Selling, general & administrative                          26,201         25,986         53,384         50,432
---------------------------------------------------------------------------------------------------------------
Total operating expenses                                $  34,924      $  35,607      $  80,147      $  68,515
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

     Total operating expenses decreased $0.7 million (2%) during the second quarter compared to the same period last year and as a percentage of sales decreased to 38% from 39%. Year-to-date, total operating expenses increased $11.6 million (17%) from the same prior year period and as a percentage of sales increased to 43% from 39%. Exclusive of the first quarter write-off of purchased in-process technology, operating expenses on a year-to-date basis increased only $2.3 million (3%) and decreased as a percentage of sales to 38% from 39% one year ago.

     Research and development (R&D) expense decreased $0.9 million (9%) during the current quarter compared to the same period last year and as a percentage of sales, decreased to 10% from 11%. Year-to-date, R&D expense (exclusive of the aforementioned write-off of purchased in-process technology) decreased $0.6 million (4%) compared to the same period one year ago and decreased as a percentage of sales decreased from 10% to 9%. The decreases are primarily due to the timing of projects as costs are lower in start-up and wrap-up phases. Furthermore, during the six months ended March 29, 1997, the Company's Medical segment was focusing on the resolution of technical matters related to VersaPulse C and VPW products.

     Sales, marketing and service expense increased $1.7 million (10%) for the current quarter and increased as a percentage of sales from 19% to 21% compared to the same period last year. Year-to-date, such expenses increased $3.2 million (9%) but as a percentage of sales remained at 20% compared to the same period last year. The increases were due primarily to increased headcount and activity levels for the Medical business segment in the U.S., Scandinavia, and China. Furthermore, direct sales force in Japan was added in until the second quarter of fiscal 1996. These increases were partially offset by the impact of changes in foreign exchange rates on international expenses.

     Administration expense decreased $1.5 million (18%) and $0.3 million (2%) for the current quarter and year-to-date respectively, compared to the same periods a year ago. As a percentage of sales, such expenses decreased 2% and 1%, respectively. The decreases are primarily due to lower legal costs, management bonuses and other.

OTHER INCOME (EXPENSE)

     Other income, net, decreased $1.0 million during the current quarter and decreased $1.9 million for the six months ended March 29, 1997, compared to the corresponding prior year periods. The decreases were primarily due to lower interest income on lower average cash and investment balances, higher interest expense due to the fiscal 1996 capitalization of interest on the refurbishing of the Porter Drive building, higher foreign exchange losses due to the strengthening of the U.S. dollar against the major foreign currencies and due to hedging positions, higher allocation of income to minority interest due to improved performance in the Lambda Physik Group, partially offset by higher other income, net.

INCOME TAXES

     The Company's effective tax rate for the current quarter was 37% compared to 39% for the same quarter last year. The Company's proforma effective tax rate for the six months ended March 29, 1997 (excluding the $9.3 million write-off of purchased R&D) was also 37% compared to 39% for the same prior year period. The Company's effective tax rates for the quarter and year-to-date decreased as a result of increases in foreign tax credit utilization, foreign sales corporation benefit and changes in income by taxing jurisdiction.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash, cash equivalents and short-term investments of $27.1 million. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $47.3 million. As of March 29, 1997, the Company had $39.4 million unused and available under these credit facilities.

CHANGES IN FINANCIAL CONDITION

     Cash and cash equivalents increased by $10.6 million (115%) year-to-date. Operations and changes in exchange rates generated $27.0 million, including $18.7 million of net proceeds from the sale of short-term investments. Investing activities used $20.7 million, including $14.7 million used to acquire property and equipment and $5.2 million, net, used to acquire Tutcore and Micracor. Financing activities provided $4.3 million through net borrowings of $1.7 million and $2.6 million from the sale of shares under employee stock plans.

     Long term obligations increased $6.0 million from September 28, 1996 primarily due to deferred payment obligations of $5.4 million for the Tutcore acquisition.

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



                                COHERENT, INC.

                                (Registrant)







Date:  May 5, 1997                By: /s/ Robert J. Quillinan
                                     -------------------------------------
                                     Robert J. Quillinan
                                     Vice President and Chief Financial Officer