Form 10-Q
period 1997-06-28
COHERENT INC
filed 1997-08-04
CIK 21510

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                  ------------------

                                      FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1997
                                         OR

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

                          APPLICABLE ONLY TO CORPORATE ISSUES:

The number of shares outstanding of registrant's common stock, par value $.01 per share, at July 18, 1997 was 11,407,372 shares.

                                    COHERENT, INC.

                                         INDEX


                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION:

    Consolidated Condensed Statements of Income --
      Three months and nine months ended June 28, 1997
      and June 29, 1996                                                     3

    Consolidated Condensed Balance Sheets --
      June 28, 1997 and September 28, 1996                                  4

    Consolidated Condensed Statements of Cash Flows --
      Nine months ended June 28, 1997 and June 29, 1996                     5

    Notes to Consolidated Condensed Financial Statements                    6

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                   9

PART II.  OTHER INFORMATION                                                14

SIGNATURES                                                                 15

                         PART I. FINANCIAL INFORMATION

                        COHERENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    THREE                          NINE
                                                 MONTHS ENDED                  MONTHS ENDED
                                                 ------------                  ------------

                                           June 28,         June 29,     June 28,         June 29,
                                             1997             1996         1997             1996
---------------------------------------------------------------------------------------------------
NET SALES                                  $102,335         $89,327      $287,213          $263,560
COST OF SALES                                47,754          43,245       134,602           128,401
---------------------------------------------------------------------------------------------------
GROSS PROFIT                                 54,581          46,082       152,611           135,159
---------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Research and development                 9,949           9,353        27,397            27,436
     Purchased in-process technology                                        9,315
     Selling, general and administrative     30,363          26,018        83,747            76,450
---------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                     40,312          35,371       120,459           103,886
---------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                       14,269          10,711        32,152            31,273

OTHER INCOME (EXPENSE):
     Interest and dividend income               282             556         1,040             1,903
     Interest expense                          (292)                         (768)              (28)
     Foreign exchange gain (loss)                47             156          (440)              159
     Other - net                              3,710           1,280         4,238             2,109
---------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME, NET                       3,747           1,992         4,070             4,143
---------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                   18,016          12,703        36,222            35,416
PROVISION FOR INCOME TAXES                    6,666           4,785        16,534            13,682
---------------------------------------------------------------------------------------------------
NET INCOME                                 $ 11,350         $ 7,918      $ 19,688          $ 21,734
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

NET INCOME PER COMMON AND
COMMON EQUIVALENT SHARE                    $    .97         $   .68      $   1.68          $   1.89
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING              11,743          11,663        11,694            11,525
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (UNAUDITED;  IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)

                                                          June 28,      September 28,
                                                            1997            1996
-------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and equivalents                                $ 11,899         $  9,214
     Short-term investments                                14,323           25,421
     Accounts receivable - net of allowances of
          $2,853 in 1997 and $3,285 in 1996                93,970           83,360
     Inventories                                           84,815           65,835
     Prepaid expenses and other assets                     14,171           11,519
     Deferred tax assets                                   23,129           23,071
-------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                      242,307          218,420
-------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                                    125,491          117,069
ACCUMULATED DEPRECIATION AND AMORTIZATION                 (55,207)         (52,468)
-------------------------------------------------------------------------------------
      Property and equipment - net                         70,284           64,601
-------------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
     $6,817 in 1997 and $5,717 in 1996                     14,066           10,639
OTHER ASSETS                                               20,708           17,856
-------------------------------------------------------------------------------------
                                                         $347,365         $311,516
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term borrowings                               $ 14,940         $  4,160
     Current portion of long-term obligations               3,766            4,221
     Accounts payable                                      13,195           12,425
     Income taxes payable                                   6,772           12,395
     Other current liabilities                             59,590           61,666
-------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                  98,263           94,867
-------------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                      12,092            3,921
OTHER LONG-TERM  LIABILITIES                               11,197           12,403
MINORITY INTEREST IN SUBSIDIARIES                           4,062            2,738

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01
          Authorized - 50,000 shares
          Outstanding 11,392 in 1997 and 11,211 in 1996       113              111
     Additional paid-in capital                            87,622           82,939
     Notes receivable from stock sales                        (97)            (845)
     Retained earnings                                    133,482          113,794
     Accumulated translation adjustment                       631            1,588
-------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                221,751          197,587
-------------------------------------------------------------------------------------
                                                         $347,365         $311,516
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED; IN THOUSANDS)

                                                                     NINE
                                                                 MONTHS ENDED
                                                                 ------------
                                                            June 28,      June 29,
                                                              1997          1996
-------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
OPERATING ACTIVITIES:
     Net income                                            $ 19,688       $ 21,734
     Adjustments to reconcile to net cash
          provided by  operating activities:
          Write-off of purchased in-process technology        9,315
          Purchases of short-term investments               (63,611)       (82,415)
          Proceeds from sales of short-term investments      75,700         77,065
          Changes in assets and liabilities                 (40,816)       (13,465)
          Other adjustments                                  11,389          5,476
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    11,665          8,395
-------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Purchases of property and equipment - net               (9,920)       (13,774)
     Acquisition of Ealing                                   (9,500)
     Acquisition of Tutcore and Micracor,
          net of cash acquired                               (5,200)
     Acquisition of Japan distribution rights                               (5,048)
     Other  - net                                              (973)        (4,918)
-------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                      (25,593)       (23,740)
-------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
     Long-term debt borrowings                                3,277          1,306
     Long-term debt repayments                               (3,245)        (3,662)
     Notes payable borrowings                                24,374          4,717
     Notes payable repayments                               (13,233)        (5,926)
     Repayments of capital lease obligations                                   (91)
     Sales of shares under employee stock plans               4,455          4,603
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    15,628            947
-------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
     ON CASH AND EQUIVALENTS                                    985           (461)
-------------------------------------------------------------------------------------
     Net increase (decrease) in cash and equivalents          2,685        (14,859)
     Cash and equivalents beginning of period                 9,214         20,426
-------------------------------------------------------------------------------------
CASH AND EQUIVALENTS END OF PERIOD                         $ 11,899       $  5,567
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

     In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

     In February 1997, the Financial Accounting Standards Board issued SFAS
     No. 128, "Earnings Per Share," which will be adopted by the Company in the second quarter of fiscal 1998 as required by the statement. Upon adoption of SFAS No. 128, the Company will present basic earnings per share and diluted earnings per share. Basic earnings per share will be computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share will be computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options and stock purchase contracts using the treasury stock method. Proforma basic earnings per share for the three and nine months ended June 28, 1997 are $1.00 and $1.74, respectively, compared to $.71 and $1.97 for the same prior year periods. Proforma diluted earnings per share for the same current fiscal year periods are $.97 and $1.68 respectively, compared to $.68 and $1.89 for the same periods in the prior year.

     No dividends were paid in fiscal 1997 or 1996.

3. In May 1997, Coherent acquired the assets and operations of Ealing Electro-Optics, located in Watford, England and its U.S. subsidiary located in Holliston, Massachusetts for approximately $9.5 million in cash.
     Ealing is a recognized leader in the design and manufacture of precision optical assemblies as well as complete lens and thermal imaging test systems. In addition, Ealing is a distributor of electro-optic components and its "Gold" catalog sells over 5,000 components to the photonics industry.

     The acquisition was accounted for as a purchase and, accordingly, the Company has recorded the $4.0 million excess of the purchase price over the fair value of net assets acquired as goodwill which is being amortized over 10 years. Coherent's consolidated results of operations include the operating results of Ealing from its acquisition date. Proforma results of operations as if the acquisition occurred at the beginning of fiscal 1996 and 1997, respectively, are not presented as the amounts would not differ significantly from the Company's reported results.

     In December 1996, Coherent acquired 80% of the outstanding shares of Tutcore OY Ltd., located in Tampere, Finland for approximately $10.0 million (consisting of $4.0 million of cash, $5.4 million of deferred payment obligations and $0.6 million of acquisition costs). Tutcore specializes in the growth and processing of aluminum-free epitaxial wafers used in semiconductor lasers. Also in December 1996, Coherent purchased the net assets of Micracor, Inc. of Acton, Massachusetts for approximately $0.9 million (consisting of $0.8 million of cash and $0.1 million of acquisition costs). Micracor manufactures materials used in semiconductor-based solid state microchip lasers for the telecommunications market.

     These acquisitions were accounted for as purchases and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the dates of the acquisitions. The aggregate purchase price of $10.9 million (including acquisition costs) has been allocated to the assets and liabilities acquired. Approximately $9.3 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility and had no alternative future use, and was charged to operations during the first quarter of fiscal 1997. Coherent's consolidated results of operations include the operating results of the acquired companies from their acquisition dates. Proforma results of operations as if the acquisitions occurred at the beginning of fiscal 1996 and 1997, respectively, are not presented as the amounts would not differ significantly from the Company's reported results.

4.   Balance Sheet Detail:

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                                     June 28,      September 28,
                                                       1997             1996
     ---------------------------------------------------------------------------
                                                          (IN  THOUSANDS)

     Purchased parts and assemblies                  $ 23,941          $18,446
     Work-in-process                                   28,089           24,244
     Finished goods                                    32,785           23,145
     ---------------------------------------------------------------------------
     Net Inventories                                 $ 84,815          $65,835
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------

     Prepaid expenses and other assets consist of the following:


                                                     June 28,      September 28,
                                                       1997             1996
     ---------------------------------------------------------------------------
                                                          (IN  THOUSANDS)

     Prepaid income taxes                            $  5,902          $ 6,180
     Prepaid expenses and other                         8,269            5,339
     ---------------------------------------------------------------------------
     Prepaid expenses and other assets               $ 14,171          $11,519
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------


     Other assets consist of the following:


                                                     June 28,      September 28,
                                                       1997             1996
     ---------------------------------------------------------------------------
                                                          (IN  THOUSANDS)

     Assets held for investment                      $  1,428          $ 1,491
     Intangibles and other assets                      19,280           16,365
     ---------------------------------------------------------------------------
     Other assets                                    $ 20,708          $17,856
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------

     Other current liabilities consist of the following:

                                                     June 28,      September 28,
                                                       1997             1996
     ---------------------------------------------------------------------------
                                                          (IN  THOUSANDS)

     Accrued payroll and benefits                    $ 16,472          $20,264
     Accrued expenses and other                        15,509           13,278
     Deferred income                                   10,172            9,028
     Reserve for  warranty                              7,890            9,450
     Cash overdrafts                                    7,371            7,957
     Customer deposits                                  2,176            1,689
     ---------------------------------------------------------------------------
     Other current liabilities                       $ 59,590          $61,666
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------

     Other long-term liabilities consist of the following:

                                                     June 28,      September 28,
                                                       1997             1996
     ---------------------------------------------------------------------------
                                                          (IN  THOUSANDS)
     Deferred income and other                       $  6,259          $ 4,688
     Deferred tax liabilities                           3,582            5,955
     Environmental remediation costs                    1,356            1,760
     ---------------------------------------------------------------------------
     Other long-term liabilities                     $ 11,197          $12,403
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------

5. Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company, along with several other companies, was named as a party to a remedial action order issued by the California Department of Toxic Substance Control relating to soil and groundwater contamination at and in the vicinity of the Stanford Industrial Park in Palo Alto, California, where the Company's former headquarters facility is located. The responding parties to the Regional Order (including the Company) have completed the investigations and have installed all required remedial systems. The responding parties have agreed upon final cost sharing.

     The Company was also named, along with other parties, to a remedial action order for the Company's former headquarters facility site itself in the Stanford Industrial Park. The Company has completed the investigations and has installed all required remedial systems. The Company has been operating remedial systems at the site to remove subsurface chemicals since April 1992.

     The Company has reached final settlement agreements with upgradient and downgradient sites. A final settlement agreement with the former site occupant has been negotiated and it is expected to be signed in fiscal 1997.

     Management believes that the Company's probable, nondiscounted net liability at June 28, 1997 for remaining costs associated with the above environmental matters is $.6 million which has been previously accrued. This amount consists of total estimated probable costs of $1.8 million ($.4 million included in other current liabilities and $1.4 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $1.2 million included in other assets from other parties named to the order.

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

     Similarly, the Company conducts a significant portion of its business internationally. International sales accounted for more than 53% of the Company's sales for fiscal 1996 and were 51% and 55% of total sales for the current quarter and nine months ended June 28, 1997, respectively. The Company expects that international sales will continue to account for a significant portion of its net sales in the future. The Company's international sales occur through its international subsidiaries, (some of which also perform research, development, manufacturing and service functions), and from exports from its U.S. operations. As a result, the Company's international sales and operations are subject to the risks of conducting business internationally, including fluctuations in foreign exchange rates, which could affect the sales price in local currencies of the Company's products in foreign markets as well as the Company's local costs and expenses of its foreign operations. The Company uses forward exchange and currency swap contracts, and other risk management techniques, to hedge its exposure to currency fluctuations relating to its intercompany transactions and certain firm foreign currency commitments; however, its international subsidiaries remain exposed to the economic risks of foreign currency fluctuations. For example, as discussed below under "Results of Operations", the strengthening of the U.S. dollar against certain major European and Japanese currencies had the effect of decreasing sales for the current quarter and year-to-date by $3.0 million and $9.0 million, respectively, compared to the corresponding prior year periods. There can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

     The Company's net income for the nine months ended June 28, 1997 was $19.7 million ($1.68 per share) which includes the first quarter one-time $9.0 million ($0.77 per share) after tax write-off of purchased in-process technology. The Company's proforma net income (exclusive of this write-off) for the current quarter and nine months ended June 28, 1997 was $11.4 million ($.97 per share) and $28.7 million ($2.45 per share), respectively, compared to $7.9 million ($.68 per share) and $21.7 million ($1.89 per share), in the corresponding prior year periods. During the first quarter of fiscal 1997, the Company recorded the one-time after tax write-off resulting from the acquisitions of Tutcore OY Ltd. of Tampere, England and Micracor, Inc. of Acton, Massachusetts. Proforma income before income taxes increased $5.3 million (42%) and $10.1 million (29%) for the current quarter and year-to-date, respectively, compared to the prior year corresponding periods. The increases in proforma net income were primarily attributable to higher sales volumes, higher gross margins and a $2.2 million after tax gain on the Company's sale of its former headquarters facility when compared to the same periods a year ago.

NET SALES AND GROSS PROFITS

CONSOLIDATED

     The Company's net sales for the current quarter increased $13.0 million (15%) to $102.3 million from $89.3 million in the prior year's third quarter. Year-to-date sales increased $23.6 million (9%) to $287.2 million from $263.6 million one year ago. Due to the strengthening of the U.S. dollar against certain major European and Japanese currencies, sales were negatively impacted by $3.0 million and $9.0 million, respectively, for the current quarter and year-to-date. International sales represented 51% and 55% of sales for the quarter and nine months ended June 28, 1997, respectively.

     The gross profit rate increased to 53% from 52% in the current quarter compared to the same quarter one year ago and increased to 53% from 51% for the nine months ended June 28, 1997, compared to the same period one year ago.

ELECTRO-OPTICAL

     Electro-Optical net sales increased $5.8 million (11%) and $17.3 million (12%) for the third quarter and nine months ended June 28, 1997, respectively, compared to the corresponding prior year periods. The strengthening of the U.S. dollar against certain major European and Japanese currencies caused sales to be negatively impacted by $1.8 million and $5.1 million respectively, for the current quarter and year-to-date. Including the effect of the aforementioned strengthening of the U.S. dollar, international sales decreased $.7 million (3%) for the current quarter and increased $1.9 million (2%) year-to-date. Domestic sales increased $6.5 million (31%) and $15.4 million (28%) for both periods, compared to the same periods one year ago. Sales increased in all three operating groups primarily due to broader market acceptance of newer products introduced within the past two years and due in part to increased sales associated with business acquisitions.

     The gross profit rate decreased to 51% for the current quarter from 53% one year ago and remained at 52% for the nine months ended June 28, 1997, compared to the same period one year ago. The current quarter decrease resulted from higher manufacturing fixed costs relative to production volume and manufacturing variances on some new products.

MEDICAL

     Medical net sales increased $7.2 million (19%) and $6.3 million (5%) for the third quarter and nine months ended June 28, 1997, respectively, compared to the corresponding prior year periods. The strengthening of the U.S. dollar against certain major European and Japanese currencies caused sales to be negatively impacted by $1.2 million and $3.9 million, respectively, for the current quarter and year-to-date. Including the effect of the aforementioned strengthening of the U.S. dollar, international sales increased $4.9 million (28%) and $16.8 million (34%) during the current quarter and nine months ended June 28, 1997, compared to the prior year periods, respectively. Domestic sales increased $2.3 million (12%) for the current quarter and decreased $10.5 million (15%) year-to-date, compared to the same prior year periods. The net increases were primarily attributable to increases in sales volumes from the reduction of substantial backlog accumulated during fiscal 1996 and from increased sales within the aesthetic product line, which includes the new VersaPulse products. The year-to-date decrease in domestic sales is primarily attributable to decreased sales of UltraPulse products.

     The gross profit rate increased to 56% during the current quarter from 50% one year ago and increased to 55% from 51% year-to-date compared to the
same prior year period.   The increases over the prior year resulted from
manufacturing efficiencies associated with higher sales volumes, a more favorable product mix and increased sales through direct sales channels.

OPERATING EXPENSES

                                          Third Quarter     First Three Quarters
                                        1997        1996        1997      1996
                                      ------------------------------------------
                                                      (IN THOUSANDS)

Research & development                $ 9,949     $ 9,353     $ 27,397  $ 27,436
Purchased in-process technology                                  9,315
Selling, general & administrative      30,363      26,018       83,747    76,450
--------------------------------------------------------------------------------
Total operating expenses              $40,312     $35,371     $120,459  $103,886
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


     Total operating expenses increased $4.9 million (14%) and $16.6 million (16%) for the current quarter and nine months ended June 28, 1997, respectively, compared to the same periods a year ago. The increases are partially offset by the strengthening of the U.S. dollar against certain major European and Japanese currencies for the current quarter ($1.1 million) and year-to-date ($3.0 million). As a percentage of sales, operating expenses decreased to 39% for the current quarter from 40% a year ago, however increased to 42% for the current year-to-date from 39% for the same period a year ago. Exclusive of the first quarter write-off of purchased in-process technology, operating expenses on a year-to-date basis increased only $7.3 million (7%) and remained at 39% of sales from one year ago.

     Research and development (R&D) expenses increased $.6 million (6%) for the current quarter and decreased less than $.1 million year-to-date, compared to the same periods a year ago. However, R&D expenses, at 10% of sales for both the current quarter and nine months ended June 28, 1997, were consistent with the same periods a year ago. The current quarter dollar increases were primarily due to increased headcount and activity levels in both the Electro-Optical and Medical business segments and due to business acquisitions in the Electro-Optical segment.

     Selling, general and administration (SG&A) expenses increased $4.3 million (17%) and $7.3 million (10%) for the current quarter and year-to-date, respectively, compared to the same periods a year ago. SG&A expenses increased to 30% of sales for the current quarter from 29% of sales a year ago, but remained at 29% of sales year-to-date, compared to the prior year period. The dollar increases were primarily due to increased sales and marketing expenses resulting from increased headcount in both business segments, higher activity levels including workshops and trade shows in the Medical business segment, and higher costs associated with the commencement of direct sales operations in Japan for both segments. Administration expense also increased due to the business acquisitions and new sales offices.

OTHER INCOME (EXPENSE)

     Other income, net, increased $1.8 million during the current quarter and decreased $.1 million for the nine months ended June 28, 1997, compared to the corresponding prior year periods. The current quarter increase was primarily due to a gain on the Company's sale of its former headquarters facility ($3.5 million) offset by the previous year's gain on sale of the Company's holdings in another medical laser company ($1.6 million). The year-to-date decrease, net of the offsetting gain on the facility sale, was primarily due to lower interest income on lower average cash and investment balances, higher interest expense due to the fiscal 1996 capitalization of interest on the refurbishing of the Porter Drive building, higher foreign exchange losses due to the strengthening of the U.S. dollar against the major foreign currencies, and higher minority interest income from the improved performance in the Lambda Physik Group.

INCOME TAXES

     The Company's effective tax rate for the current quarter was 37% compared to 38% for the same quarter last year. The Company's proforma effective tax rate for the nine months ended June 28, 1997 (excluding the $9.3 million write-off of purchased R&D) was also 37% compared to 39% for the same prior year period. The Company's effective tax rates for the quarter and year-to-date decreased as a result of increases in foreign tax credit utilization, foreign sales corporation benefit and changes in income by taxing jurisdiction.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash, cash equivalents and short-term investments of $26.2 million. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $53.4 million. As of June 28, 1997, the Company had $29.4 million unused and available under these credit facilities.

CHANGES IN FINANCIAL CONDITION

     Cash and cash equivalents increased by $2.7 million (29%) year-to-date. Operations and changes in exchange rates generated $12.7 million, including $12.1 million of net proceeds from the sale of short-term investments. Investing activities used $25.6 million, including $10.0 million used to acquire property and equipment, $9.5 million used to acquire Ealing Electro-Optical and $5.2 million, net, used to acquire Tutcore and Micracor. Financing activities provided $15.6 million through net borrowings of $11.1 million, primarily used for the financing ($9.5 million) of the acquisition of Ealing Electro-Optical, and $4.5 million from the sale of shares under employee stock plans.

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




                                       COHERENT, INC.
                                       ----------------------------------
                                       (Registrant)








Date:  August 4,  1997                 By:  Robert J. Quillinan
                                            ------------------------------------
                                            Robert J. Quillinan
                                            Executive Vice President and Chief
                                            Financial Officer