Form 10-K405
period 1997-09-27
COHERENT INC
filed 1997-12-18
CIK 21510

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 27, 1997
                                   or
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

     As of December 1, 1997, 11,585,847 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported by the NASDAQ National Market System on December 1,
1997) of Coherent, Inc., held by nonaffiliates was $405,855,509. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed prior to February 27, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K.

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

RISK FACTORS

COMPETITIVE ENVIRONMENT. Coherent encounters aggressive competition in all areas of its business activity. Coherent's competitors are numerous, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. Coherent competes primarily on the basis of technology, performance, price, quality, reliability, distribution, customer service and support. To remain competitive, Coherent will be required to continue to develop new products, periodically enhance its existing products and compete effectively in the areas described above.

NEW PRODUCT INTRODUCTIONS. Coherent's future operating results are dependent on its ability to rapidly develop, manufacture and market technologically innovative products that meet customers' needs. In addition, after the products are developed, Coherent must quickly manufacture such products in sufficient volumes at acceptable costs to meet demand. Without the introduction of new products and product enhancements, Coherent's products are likely to become technologically obsolete, in which case inventory may be written off and revenues would be materially and adversely affected. There can be no assurance that such new products, if and when introduced, will receive market acceptance. However, Coherent anticipates that it will continue to incur significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products.

INTERNATIONAL SALES. The Company conducts a significant portion of its business internationally. International sales accounted for 55% and 53% of the Company's sales for fiscal 1997 and 1996, respectively. The Company expects that international sales will continue to account for a significant portion of its net sales in the future. A significant amount of these sales occur through its international subsidiaries, some of which also perform research, development, manufacturing and service functions. As a result of the Company's international sales and operations, it is subject to the risks of conducting business internationally, such as protective tariffs, import/export controls,
and government takeover of business.   The most common risk is fluctuation  in
foreign exchange rates, which could affect the sales price in local currencies of the Company's products in foreign markets, as well as the Company's local costs and expenses of its foreign operations. The Company uses forward exchange, currency swap contracts, and other risk management techniques, to hedge its exposure to currency fluctuations relating to its intercompany transactions and certain firm foreign currency commitments; however, its international subsidiaries remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

ASIA-PACIFIC. Recent economic trends, particularly in the Asia-Pacific marketplace, have caused a heightened awareness of the impact this portion of the world's economy can have on the overall economy. As the Asia-Pacific market currently represents almost one-third of the worlds buying power and approximately 25% of Coherent's sales are to this region, changes in this area's economic growth rate may impact suppliers of product into that market. While the actual magnitude of the business at risk is unknown, it is likely that capital spending in this market will decrease which could have an adverse impact on Coherent's sales and results of operations.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS. A variety of factors may cause period-to-period fluctuations in the operating results of Coherent. Such factors include, but are not limited to, product mix, competitive pricing pressures, material costs, revenue and expenses related to new products and enhancements of existing product, as well as delays in customer purchases in anticipation of the introduction of new products or product enhancements by Coherent or its competitors. The majority of Coherent's revenues in each quarter results from orders received in that quarter. As a result, Coherent establishes its production, inventory and operating expenditure levels based on anticipated revenue levels. Thus, if sales do not occur when expected, expenditure levels could be disproportionately high and operating results for that quarter and potentially future quarters, would be adversely affected.

VOLATILITY OF STOCK PRICE. The market price of Coherent's Common Stock may be affected by quarterly fluctuations in Coherent's operating results, announcements by Coherent or its competitors of technological innovations or new product introductions and other factors. If revenue or earnings in any quarter fail to meet expectations of the investment community, there could be an immediate impact on Coherent's stock price. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, particularly among stocks of high technology companies, which, on occasion, have been unrelated to the operating performance of particular companies. Factors not directly related to Coherent's performance, such as negative industry reports or disappointing earnings announcements by publicly traded competitors, may have an adverse impact on the market price of Coherent's common stock. See Item 5., "Market for the Registrant's Common Equity and Related Stockholder Matters".

PATENTS.  The laser industry is characterized by frequent litigation regarding
patent and other intellectual property rights.   Because patent applications
are maintained in secrecy in the United States until such patents are issued and are maintained in secrecy for a period of time outside the United States, the Company can conduct only limited searches to determine whether its technology infringes any patents or patent applications. Any claims for patent infringement could be time-consuming, result in costly litigation, diversion of technical and management personnel, cause shipment delays, require the Company to develop non-infringing technology or to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the laser industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could have a negative impact on gross margins. There can be no assurance that necessary licenses would be available to the Company on satisfactory terms, or that the Company could redesign its products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling some of its products. This could have a material adverse effect on the Company's business, results of operations and financial condition. Conversely, costly and time consuming litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

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

REIMBURSEMENT. Approximately half of the Company's medical products are purchased by doctors, clinics, hospitals and other users, which bill various third-party payors, such as governmental programs and private insurance plans, for covered health care services provided to their patients. Third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products used for these health care services. While the Company believes that the laser procedures using its products (except for most aesthetic applications, which comprise approximately half of the Medical segment's revenue) have generally been reimbursed, payors may deny coverage and reimbursement for the Company's products if they determine that the device was not reasonable and necessary for the purpose for which used, was investigational or not cost-effective. Failure by doctors, clinics, hospitals and other users of the Company's products to obtain adequate reimbursement for use of the Company's products from third-party payors, and/or changes in government legislation or regulation or in private third-party payors' policies toward reimbursement for procedures employing the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the Company is unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation may have on the Company.

EARTHQUAKES. A substantial portion of Coherent's research and development activities, manufacturing, its corporate headquarters and other critical business operations are located near major earthquake faults. Operating results could be materially affected in the event of an earthquake or other natural disasters.

YEAR 2000 COMPLIANCE. The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the
systems for   year 2000 compliance.  It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. This process includes getting confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the year 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely, will also be converted in a timely manner or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Management is in the process of completing its assessment of the year 2000 compliance costs however, based on information to date (excluding the possible impact of vendor systems) management does not believe that it will have a material effect on the Company's earnings.

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

INDUSTRY LEADERSHIP

     Since inception in 1966, the Company has grown through a combination of internal expansion, joint ventures and strategic acquisitions of companies with related technologies and products. Coherent is a technical leader in every market it serves. Driven by new product application innovations, Coherent has approximately 189 U.S. patents in force, and over the past several years has committed from 10% to 11% of annual revenues to research and development efforts.

     The Company is committed to quality and customer satisfaction, Coherent designs and produces many of its own components to retain quality control. Coherent provides customers with around-the-clock technical expertise and quality that is ISO 9000 certified at its principal manufacturing sites.

MISSION AND GOALS

     Coherent's mission is to focus on laser product innovations. Leveraging its competitive strengths in laser technology development, new product applications, engineering R&D and manufacturing expertise, Coherent is dedicated to customer satisfaction, quality and service. Coherent's mission is to continue its tradition of providing medical, scientific, commercial and OEM customers with cost effective laser products that provide performance breakthroughs and application innovations.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The sales and operating results of both industry segments and the identifiable assets attribut-able to both industry segments for the three years ended September 27, 1997 are set forth in Note 12, "Business Segments," of the Notes to Consolidated Financial Statements.

PRODUCTS

BUSINESS STRUCTURE

     Coherent's business structure reflects its two major business segments, Medical and Electro-Optical. Medical serves the medical-surgical community, while Electro-Optical serves the needs of scientific and commercial customers (both end users and OEMs), including customers who purchase components.

PRODUCT AND MARKET APPLICATIONS

     Coherent currently produces more than 150 lasers, laser systems, precision optics and component products. Medical products range in price from $25,000 to $500,000. Scientific and commercial products range from $10,000 to $450,000. Component products (including diodes) range in price from $500 to $50,000 and consist of precision optics, thin film coatings, accessories, laser measurement and testing instruments. Applications within Coherent's market segments are shown in the table below:

     APPLICATIONS BY MARKET

     MEDICAL                              SCIENTIFIC                   COMMERCIAL
     Ophthalmology                        Spectroscopy                 Optics & Optical Coating
     Photorefractive Keratectomy          Chemistry                    Semiconductor Processing &
     Aesthetic Surgery                    Photochemistry                  Inspection
     Dermatology/Plastic Surgery          Physics                      DUV Photolithography
     Cosmetic and Reconstructive          Viral Research               Interferometric Wafer Inspection
       Surgery                            Genetics                     Machine Vision
     Orthopedics                          Environmental Research       Marking
     Urology                              Semiconductor Research       Materials Processing & Control
     Gynecology                           Biology                      Process Control
     Otolaryngology                       Biochemistry                 Magnetic Disk Texturing
     Neurological Surgery                 Engineering                  Video & CD-ROM Disk Mastering
     Oral Maxillofacial Surgery           Forensics                    Stereolithography/Rapid
     Oncology                             Holography                      Prototyping
     Podiatry                             Isotope Separation           Reprographics/Printing
     General Surgery                      Metrology                    Graphic & Architectural Displays
     Medical Therapy                      Non-destructive Testing      Multimedia Entertainment
     Medical Imaging                      Combustion Analysis          Micromachining
                                                                       Cytofluoresence
                                                                       Analytical Instrumentation
                                                                       Pulsed Laser Deposition

PRODUCT NARRATIVE

MEDICAL

     Coherent's Medical Group (CMG) develops, manufactures and distributes a broad line of medical laser systems used in ophthalmology, dermatology, gynecology, plastic surgery, aesthetic surgery, orthopedics, otolaryngology, neurological surgery, urology, podiatry, oncology and other surgical specialties. These lasers are designed to improve the quality of patient care and frequently decrease overall healthcare costs compared to conventional procedures. Most of these products also make it possible to perform treatments in a doctor's office, surgi-centers or outpatient centers in hospitals instead of requiring patient hospitalization.

     SURGICAL PRODUCTS

     Coherent introduced the first solid state holmium laser, the VersaPulse-Registered Trademark-, in 1988. With its wide variety of fiber optic delivery devices, which are much smaller than conventional instrumentation, the VersaPulse quickly established itself as a first choice for minimally invasive surgery. Since that time, product enhancements and improvements have allowed Coherent to maintain its leadership position.

     In 1993, the VersaPulse Select-TM- was introduced. This revolutionary product doubled the holmium laser power available to the arthroscopic surgeon while reducing the physical size of the system to just half that of previous models. The tissue effects allowed cutting, ablation and smoothing of cartilaginous tissue with minimal bleeding. An additional effect of precise collagen shrinkage has emerged as the procedure of choice for joint instability.

     In urology, the VersaPulse Select holmium laser is emerging as a revolutionary option for lithotripsy. With the advent in the mid-1990's of more flexible, miniturized endoscopic devices, all areas of the urinary system could be accessed, opening the door for new treatment options. The holmium laser, coupled with flexible fiber optic delivery devices has proven to be the most effective lithotrite and the VersaPulse Select is the choice of leading urologists around the world.

     In 1994, Coherent introduced the VersaPulse Select Dual Wavelength laser for urology. For the first time, two complementary laser wavelengths, Holmium and ND:YAG, were incorporated in one system. Via single delivery device and with the touch of a foot pedal, the surgeon could quickly switch from the precise cutting, ablation and other fragmentation of Holmium to the deep penetration and coagulation of Nd:YAG. This combination not only allows maximal versatility in treating the broadest range of urologic applications but also provides maximal utilization of the VersaPulse Select within the surgical arena.

     AESTHETIC PRODUCTS

     Coherent is a leading supplier of lasers to the rapidly growing aesthetic laser market. Starting in 1994, with the UltraPulse for treatment of wrinkles, Coherent has introduced a complete line of innovative laser products for aesthetic procedures including laser skin resurfacing, cosmetic eyelid surgery, treatment of tattoos, treatment of pigmented lesions, treatment of vascular lesions including leg veins, and laser-assisted hair transplant. In addition, in November 1997 Coherent became the exclusive distributor for Palomar's laser-based hair removal products throughout most of the world.

     The UltraPulse 5000C with Computer Pattern Generator is a leading laser for treatment of wrinkles. Called laser skin resurfacing, this procedure uses the unique high energy pulsed output of the UltraPulse laser to produce precise, controlled and repeatable vaporization of a thin outer layer of skin. The laser is also widely used for aesthetic incisional procedures including cosmetic eyelid surgery. Since its introduction in 1994, it has become one of the largest selling lasers to aesthetic surgeons for these procedures.

     The UltraFine erbium laser for skin resurfacing was introduced in August 1997. This system complements the UltraPulse 5000C, providing new treatment capabilities for the aesthetic surgeon. The UltraPulse remains the laser of choice for mild to severe wrinkles. The UltraFine erbium laser extends this treatment to a new group of patients who require more superficial treatment. In addition, this laser can be used in concert with the UltraPulse to enhance the overall therapy.

     In 1996, Coherent introduced the multiwavelength VersaPulse aesthetic laser. Featuring four lasers in one box, this product can be used for the removal of tattoos and treatment of both vascular and pigmented lesions, such as birthmarks, port wine stains, and "telangiectasias," the unsightly veins of the legs and face. Physicians use up to four separate laser systems to achieve the capabilities offered by a single VersaPulse aesthetic laser. New laser technology developed at Coherent allows treatment of lesions containing larger vessels that often do not respond to conventional lasers.

     The UltraCut incisional scanner for laser-assisted hair transplant was introduced in October 1997. Used with the UltraPulse 5000C laser, the UltraCut laser prepares sites in the scalp to receive hair grafts. This system, which has been in clinical trials for over three years, offers a number of advantages to the hair-transplant surgeon including reduced bleeding, faster procedures and improved cosmetic results.

     In November 1997, Coherent signed a partnering agreement with Palomar Medical Technologies for laser-based hair removal systems. Coherent is the exclusive distributor for Palomar's laser-based hair removal systems in the
United States, the Far East and most countries in Europe.    Coherent is
responsible for sales, marketing, service, training and education. Palomar is responsible for design, development and manufacture of its laser-based hair removal systems.

     OPHTHALMIC PRODUCTS

     Coherent pioneered the use of lasers in the ophthalmology market segment 27 years ago and is still the global leader. CMG offers argon and multiple wavelength lasers for photocoagulation and treatment of retinal disease and glaucoma. The Company's Nd:YAG lasers for photodisruption are used for treatment of secondary cataracts. Coherent also sells an excimer refractive surgery system in many countries in the world other than the U.S. for correction of vision disorders including myopia, hyperopia and astigmatism.

     Coherent's argon photocoagulator was the first such device to achieve widespread acceptance by the medical community for treatment of diabetic retinopathy, retinal detachments and glaucoma. The argon photocoagulator is also used in treatment of age-related macular degeneration.

     The Ultima-Registered Trademark- 2000 and Novus-Registered Trademark- 2000 photocoagulator product lines utilize a patented "power-on-demand" laser tube design where power is on only when required for treatment by the physician. This innovation substantially extends the laser tube life and eliminates the need for an external water supply. A broad line of accessories allows these products to provide Laser Indirect Ophthalmoscopic laser treatment and surgical endophotocoagulation with Acculite-TM- probes in addition to slit lamp applications with the LaserLink-TM- Adapter. The portable design of the Ultima 2000 product line allows the system to be transported to the patient for treatment in convalescent or retirement care facilities, or used in the operating room, as well as in intensive care nurseries for retinopathy of prematurity.

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

     In October 1997, Coherent introduced the next generation EPIC-TM-ophthalmic laser system which enables the ophthalmologist to perform most laser treatments with one system. In December 1997, the Company received government approval to sell this product. This three-in-one laser incorporates a new clip-on Nd:YAG laser, a frequency doubled laser and an argon laser. The EPIC laser system is a portable laser which adapts to the ophthalmologists existing examination slit lamp. Shipments of EPIC will begin in January 1998.

     In 1996, Coherent introduced Selecta 7000, a new Q-switched, frequency doubled laser for the treatment of glaucoma. The treatment involves the selective targeting of trabecular meshwork cells which increases fluid outflow from the eye. There are minimal side effects and the treatment called selective laser trabeculoplasty (SLT) could prove an important advance in glaucoma therapy. The procedure is currently investigational in the U.S. with FDA clearance expected in late 1998.

     In March 1994, Coherent and Herbert Schwind GmbH & Co. KG entered into a marketing and sales agreement which gives Coherent the exclusive right to sell the Keratom-TM- excimer refractive surgery system in many countries of the world. This product uses a high energy argon fluoride excimer laser from Lambda Physik, an 80% owned Coherent subsidiary in Germany, to obtain a high quality laser beam that is more uniform, and optical components that are simpler, more reliable and more durable than competing machines. Keratom uses the patented HaloPure-TM- generator to provide ultra-pure halogen, as needed from a self-contained, solid-state source through a computer controlled chemical reaction.

     The medical laser systems manufactured by Coherent's Medical Group are subject to regulation and control by the U.S. Food and Drug Administration and other international regulatory agencies. See "Impact of Medical Device Regulations".

     The laser systems manufactured by the Medical Group typically range in price from $25,000 to $500,000.

ELECTRO-OPTICAL

     Coherent's electro-optical products include lasers and laser systems for scientific, medical research, micromachining, commercial applications, precision optics and related accessories. The principal types of lasers produced by the Company's Electro-Optical segment are argon and krypton ion, excimer, carbon dioxide (CO2), liquid dye, Nd:YAG, Titanium:Sapphire (Ti:Sapphire), diode-pumped solid-state (DPSS), and semiconductor lasers (laser diodes). These lasers have a broad range of power and operate in the visible
(V), ultraviolet (UV) and infrared (IR) portions of the electromagnetic spectrum. The Company's optics and optical products include special purpose lenses, mirrors and advanced optical coatings. Coherent's electro-optical products are sold for scientific, medical, commercial end users and OEM applications.

     SCIENTIFIC AND COMMERCIAL GROUP

     The Coherent Laser Group (CLG) and Coherent Lambda Physik (CLP), the Company's 80% owned subsidiary in Gottingen, Germany, comprise the Scientific and Commercial Group.

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

     In March 1995, the Company (and ATx Telecom Systems, Inc. (AMOCO)) entered into an "Asset Purchase and Sale Agreement" whereby the Company purchased certain assets (consisting primarily of patents and technology licenses) relating to AMOCO's diode pumped solid-state laser technology. In June 1995, the Company acquired the business and net assets of Adlas GmbH and Co. KG (Adlas), in Lubeck, Germany, a manufacturer of CW infrared, green and Q-switched lasers whose products complement the DPSS product line.

     In fiscal 1997, the following important events occurred: CLG continued to provide its customers with lasers for a growing range of applications, especially in the CO2 (i.e., material drilling and marking) and diode-pumped solid state (DPSS) (i.e., disk texturing) product lines. The Group also purchased the assets and technology of Micracor, Inc. of Massachusetts to position CLG for entrance into the telecommunications market. Also, CLG saw continued strong growth for the Lubeck operation, including shipments of the ZT laser for the disk texturing market. With these acquisitions and aforementioned products, CLG has consolidated its patent position in the DPSS area, increased its portfolio of product offerings to better address the commercial and micromachining markets, and has opened up a manufacturing and service entity in Europe for such products. The first shipments occurred on the Verdi-TM-, a CW diode-pumped solid-state visible laser that provides a compact, high-power, efficient option for many scientific and commercial laser applications.

     Coherent's 80% owned subsidiary Coherent Lambda Physik (CLP), develops and manufactures excimer, DPSS, and tunable lasers including dye lasers and optical parametric oscillators (OPOs). These powerful pulsed lasers cover the spectral
range from 157 nm to over 4 um.  Producing UV light   without frequency
conversion techniques, the excimer laser is very efficient, gaining strong market share in industrial and medical applications. The diode-pumped solid-state developments are driven by the challenge to produce the highest possible frequency conversion efficiencies and beam quality for UV-power with outstanding brilliance at 1 kHz.

     All Lambda Physik products are certified with the CE-mark, a prerequisite for the European market. This is an important milestone of Lambda Physik's quality program and opens up excellent opportunities in the medical and industrial marketplace.

     During fiscal 1997, Lambda Physik improved the Novaline-Litho-TM- 248, an excimer laser for deep ultraviolet (DUV) photolithography systems used in semiconductor processing, according to customers' needs by significant reduction of bandwidth and pulse-to-pulse amplitude fluctuation. In parallel, new Novaline medium and narrow bandwidth models for the more advanced wavelength of 193 nm were released. There are only three companies with the technological capability to manufacture DUV excimer lasers at 248 nm for photolithography systems. The companies are Cymer, Inc., Coherent Lambda Physik (CLP) and Komatsu. Cymer is well ahead of the competition as it has been focused on this market for the past 10 years and it has a market share in excess of 90%. Also in fiscal 1997, the LAMBDA StarLine-TM- family of diode-pumped YAG lasers was expanded by adding 4 new models with different repetition rates and energies. These new lasers open a variety of applications ranging from spectroscopy through LIDAR to hole drilling and micro machining. Lambda Physik has produced some of the most respected pulsed laser models for spectroscopy in the world. The present pulsed dye laser, SCANmate-TM-, and parametric oscillator, SCANmate OPPO-TM-, set a new standard in the scientific world in narrow-linewidth tunable light sources for high resolution spectroscopy in the range from 189 nm to over 4 um.

     The lasers and laser systems produced by CLG, with the exception of semiconductor lasers, typically range in price from $10,000 to $250,000.

     The lasers and laser systems produced by CLP typically range in price from $10,000 to $450,000.

     SEMICONDUCTOR GROUP

     In July 1995, the Company acquired the laser diode operations of Uniphase Corporation. With this acquisition, the Company added high power semiconductor laser diodes with wavelength emissions from 670 to 980 nanometers to its product lines. These laser diodes are key components for the Company's growing segment of diode-pumped laser products, thereby reducing its dependence on outside vendors. Laser diodes are also widely used in medical, printing, OEM instrumentation, remote sensing, and machine vision industries. In December 1996, the Company acquired 80% of the outstanding capital stock of Tutcore OY, Ltd., and an option to acquire the remaining 20% in five years. Tutcore is located in Tampere, Finland and is the leading manufacturer of aluminum-free semiconductor wafers that are incorporated into laser diodes. In February 1997, CLG completed construction of a 10,000 square foot clean room facility to support the diode business. In August 1997, the Company formed a separate group which is now known as Coherent Semiconductor Group; previously, such operations were a part of CLG. This group consists of the Santa Clara laser diode division as well as the Tutcore division located in Tampere, Finland.

     Semiconductor laser diode prices range from $500 to $3,000.

COMPONENTS GROUP

     Coherent's Auburn Group (CAG) manufactures optics, thin film coatings for high-performance laser optics, laser accessories and electro-optical components for the Company as well as other manufacturers. CAG also distributes products, manufactured by others, through its catalog business.

     Optics and thin film coatings, which consist of mirrors and lenses used for imaging and directing a laser beam, are used in the Company's own laser products, in low-loss coated optics for OEMs and other commercial applications. During fiscal 1997, the Optics Division introduced a number of specialized coatings for OEM's developing systems in the UV spectral region. Applications include photolithography systems being built for the next generation semiconductor "fabs"; micromachining and photorefractive keratotomy. In England, the Leicester operations developed a revolutionary new system for manufacturing graded interference filters which have use in commercial lighting systems and analytical instrumentation devices. Patents have been applied for on the technology.

     CAG also designs and manufactures laser measurement instruments and accessories that are used to measure and maximize the performance of laser systems. In the fourth quarter of fiscal 1997, the LaserCheck was introduced, a complete laser power measurement system that is the size of a penlight.

     Also during fiscal 1997, the Auburn Group purchased the assets and operations of Ealing Electro-Optics (Ealing) based in Watford, England and its U.S. subsidiary located in Holliston, Massachusetts from The 600 Group plc. Ealing is a recognized leader in the design and manufacture of precision optical assemblies as well as complete lens and thermal imaging test systems. The Ealing "Gold" catalog sells over 5,000 components to the photonics industry. This acquisition gives CAG the capability to do higher level electro-optic assemblies in Watford, and adds a complete worldwide catalog operation for sale of all the Group's products.

     Products made by CAG typically range in price from $500 to $50,000 and are sold through CAG's field and telemarketing salesforce, the aforementioned catalog and through an international network of independent distributors as well as other Coherent sales groups.

MARKETING, DISTRIBUTION AND CUSTOMER SERVICE & SUPPORT

     Coherent markets its products domestically through a direct sales force. Coherent's products are sold internationally through direct sales personnel located in the United Kingdom, Sweden, Germany, France, Belgium, The Netherlands, Japan (Lambda Physik for commercial products only), The Peoples Republic of China and Hong Kong, as well as through independent representatives in other parts of the world. The Company's foreign sales are made principally to customers in Europe, Japan and Asia Pacific, but sales are also made to customers in Canada, Mexico, Latin America, Australia, the Middle East and Africa. Sales made to independent representatives and distributors are generally priced in U.S. dollars. Foreign sales made directly by the Company are generally priced in local currencies and are therefore subject to currency
exchange fluctuations.   Foreign sales are also subject to other normal risks
of foreign operations, such as protective tariffs and export/import controls. Coherent's products are broadly distributed and no one customer accounted for more than 10% of total sales during fiscal 1997.

     Coherent commenced direct sales and service for its Medical and Electro-Optical business segments in Japan effective February 1996 and April 1997, respectively. Japan is the largest international market for both business segments, and creating closer relationships with the Japanese customers enables the Company to provide stronger support. Furthermore, the Company can develop products more rapidly for the Japanese market.

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

PRODUCTION AND SOURCES AND AVAILABILITY OF MATERIALS

     The Company's production operations consist primarily of assembling and testing its products, although the Company manufactures substantially all of its own laser tubes, optics and diode wafers. The Company depends upon outside suppliers for most product components, many of which are manufactured to the Company's specifications. The Company has not experienced any significant difficulty in obtaining raw materials or components in the past. There is always a possibility of periodic, short-term disruption in supplies of critical, high technology components; however, the Company does not believe that such disruptions would have a material adverse impact on its financial position or results of operations.

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

BACKLOG

     At September 27, 1997, the Company's backlog of orders scheduled for shipment was approximately $75,429,000, compared with $59,974,000 at September 28, 1996. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by the Company has not been significant; however, since orders are cancelable, the backlog of orders, at any one time, is not necessarily indicative of future revenues. The Company anticipates filling the present backlog during fiscal 1998. Backlog at September 27, 1997, was higher than at September 28, 1996, in the Electro-Optical business segment and lower in the Medical business segment. Higher backlog in the Electro-Optical business is driven by the commercial and OEM side, as this business has grown faster than the Scientific business and traditionally has higher backlog due to the nature of the booking process for OEMs. This increase was partially offset by the decrease in Medical backlog, because manufacturing bottlenecks relating to certain aesthetic products which existed at the prior fiscal year end, were resolved in the current fiscal year. Therefore, Medical segment backlog dropped to a more manageable level, as customers realized faster delivery on their orders.

COMPETITION

     Coherent is the largest laser company in both of its business segments.
No competitor offers the wide range of products that are manufactured and sold by Coherent. However, competition is intense in both business segments because there are a number of small laser companies selling products which compete directly with one or more Coherent products.

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

     The Company operates in an industry which is subject to rapid
technological change.   Its ability to compete and operate successfully depends
upon, among other things, its ability to react to such change. Accordingly, Coherent is committed to the development of new products as well as the improvement and refinement of existing products. Fiscal 1997 expenditures for research and development were $39,406,000, 10% of sales, compared to $37,705,000, 10% of sales, and $31,042,000, 11% of sales, during fiscal 1996 and 1995, respectively.

IMPACT OF ENVIRONMENTAL REGULATION

     The Company believes that compliance with federal, state and local environmental protection regulations will not have a material adverse effect on the capital expenditures, earnings, competitive and financial position of the Company. The Company is a respondent under Remedial Action Orders issued by the California Department of Toxic Substance Control relating to an investigation and remediation of soil and groundwater contamination at its former facility in the Stanford Industrial Park, Palo Alto, California. See
Note 11, "Commitments and Contingencies", of the Notes to Consolidated Financial Statements.

IMPACT OF MEDICAL DEVICE REGULATIONS

     The Company's medical products are subject to regulation and control by the Center for Devices and Radiological Health, a branch of the Food and Drug Administration (FDA) within the Department of Health and Human Services. The FDA medical device regulations require either an Investigational Device Exemption (IDE), Pre-Market Approval (PMA) or 510(K) clearance before new products can be marketed to, or utilized by, the physician. The Company's medical products are subject to similar regulations in its major international markets. Complying with these regulations is necessary for the Company's strategy of expanding the markets for and sales of its products into these countries.

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

EMPLOYEES

     At September 27, 1997, Coherent employed 2,131 persons. The Company's continued success will depend in large measure on its ability to attract and retain highly skilled employees, who are in great demand.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Financial information relating to foreign and domestic operations for the three years ended September 27, 1997, is set forth in Note 12, "Business Segments", of the Notes to Consolidated Financial Statements.

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

     The Company's principal medical products facility is located in Palo Alto, California consisting of two buildings totaling approximately 100,000 square feet of floor area under leases expiring in 1999. The Company also has a 16,200-square-foot warehouse located in Redwood City, California under a lease expiring in 2000. In January 1997, the Company entered into an operating lease for approximately 11 acres of land and an existing building in Santa Clara, California for future use as headquarters for its Medical Group. The existing 130,000 square foot building on this property is currently being renovated and expanded to 210,000 square feet. Occupancy of this facility is anticipated by mid fiscal 1998.

     During fiscal 1993, the Company sold the net assets of Coherent General, Inc. The sale did not include land consisting of approximately 36 acres (11 developed acres) and facilities consisting of a 58,000-square-foot building owned by the Company in Sturbridge, Massachusetts. This building is currently leased (until August 1998) to the acquirer of Coherent General, Inc.

     Lambda Physik GmbH's facility in Gsttingen, Germany consist of two buildings totaling 54,000 square feet, which are owned by the Company.

     Lambda Physik's domestic facility is located in Fort Lauderdale, Florida, consisting of an 11,000-square-foot building leased until March, 2002.

     Lambda Physik Japan's facility is located in Yokohama, Japan, consisting of a 5,000 square-foot building leased until October, 1998.

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

     Coherent Ealing Electro-Optics Ltd.'s facility consists of one owned building in Watford, England totaling 39,000 square feet.

     Coherent Tutcore's leased facility is located in Tampere, Finland where they manufacture semiconductor wafers. The facility is 5,000 square feet.

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

ITEM 3.   LEGAL PROCEEDINGS

     The Company has been named as a respondent under Remedial Action Orders issued by the California Department of Toxic Substance Control in connection with the investigation and remediation of soil and ground water contamination at its former facility in the Stanford Industrial Park, Palo Alto, California. See Note 11, "Commitments and Contingencies", of the Notes to Consolidated Financial Statements.

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

                                                      Quarters Ended
                   ----------------------------------------------------------------------------------------
                                  Fiscal 1997                                 Fiscal 1996
                   -------------------------------------------    -----------------------------------------
                   Dec. 28     Mar. 29    June 28     Sept. 27    Dec. 30    Mar. 30    June 29    Sept. 28
                   -------------------------------------------    -----------------------------------------
Closing Price:
High               $44.50      $50.25     $47.38       $53.50     $43.50     $49.00      $55.50     $52.75
Low                $31.88      $42.25     $38.88       $44.50     $28.00     $33.75      $40.13     $32.00

     The number of stockholders of record as of November 29, 1997 was 2,027.
No cash dividends have been declared or paid since Coherent was founded and the Company has no present intention to declare or pay cash dividends. The Company's agreements with its banks restrict the payment of dividends on the Company's Common Stock. See Note 5, "Short-term Borrowings", of the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

                                                                     Years Ended
                                       ---------------------------------------------------------------------
                                       Sept. 27,      Sept. 28,       Sept. 30,      Oct. 1,       Sept. 25,
                                         1997           1996            1995          1994            1993
------------------------------------------------------------------------------------------------------------
                                                      (In thousands, except per share amounts)

Net sales                              $391,038        $364,430        $285,499      $215,367       $196,883
------------------------------------------------------------------------------------------------------------
Gross profit                            205,502         187,218         142,483       105,429         97,300
------------------------------------------------------------------------------------------------------------
Income  from continuing operations       26,292          30,314          19,323        10,301          9,319
------------------------------------------------------------------------------------------------------------
Gain (loss) from discontinued
  operations                                                                            1,154         (4,409)
------------------------------------------------------------------------------------------------------------
Cumulative effect of change in
  accounting for income taxes                                                                          5,637
------------------------------------------------------------------------------------------------------------
Net income  (1)                        $ 26,292        $ 30,314        $ 19,323      $ 11,455       $ 10,547
------------------------------------------------------------------------------------------------------------
COMMON AND EQUIVALENT PER SHARE DATA:
  Income from continuing
    operations                         $   2.24        $   2.63        $   1.75    ` $   1.00       $    .93
  Gain (loss) from discontinued
    operations                                                                            .11           (.44)
  Cumulative effect of change
    in accounting for income taxes                                                                       .56
------------------------------------------------------------------------------------------------------------
  Net income (1)                       $   2.24        $   2.63        $   1.75      $   1.11       $   1.05
------------------------------------------------------------------------------------------------------------
Total assets                           $361,650        $311,516        $255,874      $211,766       $193,796
------------------------------------------------------------------------------------------------------------
Long-term obligations                     9,665           3,921           5,139         8,865         14,122
------------------------------------------------------------------------------------------------------------
Other long-term liabilities              13,927          12,403           9,597         6,789          3,468
------------------------------------------------------------------------------------------------------------
Minority interest in subsidiaries         4,348           2,738           1,782         4,089          3,806
------------------------------------------------------------------------------------------------------------
Stockholders' equity                   $231,233        $197,587        $161,191      $133,464       $117,023
------------------------------------------------------------------------------------------------------------

     No dividends have been declared in any of the periods presented. See "Item 5" for a discussion of the Company's dividend history.

(1) Includes in fiscal 1997, a $9.0 million ($0.77 per share), after tax charge for the write-off of purchased in-process technology. See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to
00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. This process includes getting confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the year 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Management is in the process of completing its assessment of the year 2000 compliance costs however, based on information to date (excluding the possible impact of vendor systems) management does not believe that it will have a material effect on the Company's earnings.

ASIA-PACIFIC RISK

     Recent economic trends, particularly in the Asia-Pacific marketplace, have caused a heightened awareness of the impact this portion of the world's economy can have on the overall economy. As the Asia-Pacific market currently represents almost one-third of the worlds buying power and approximately 25% of Coherent's sales are to this region, changes in this area's economic growth rate may impact suppliers of product into that market. While the actual magnitude of the business at risk is unknown, it is likely that capital spending in this market will decrease and thus, Coherent's ability to grow sales in this region may be negatively impacted.


RESULTS OF OPERATIONS

     FOREIGN CURRENCY IMPACT

     With more than half of the Company's revenues outside the United States, sales and orders were negatively impacted due to the continued strengthening of the U.S. dollar against other major currencies. If exchange rates had remained at last year's levels, sales and orders would have grown 11% and 18%, respectively, compared to the same twelve months a year ago, instead of the 7% and 14% increases actually recorded. At current exchange rates, we anticipate quarter to quarter comparisons will continue to be negatively effected by currency adjustments through the first two quarters of fiscal 1998.

     EFFECTS OF HEDGING

     The Company enters into forward exchange contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities and firm commitments denominated in currencies other than the functional currency of the reporting entity. All foreign exchange forward contracts are designated as and effective as a hedge and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. Gains and losses on the contracts that hedge foreign currency assets and liabilities are included in other income and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The cash flow impact of the Company's derivative hedges offsets the cash flow impact of the foreign exchange movements on the underlying exposed asset and liability commitments. Gains and losses on contracts that hedge firm commitments of foreign currency purchases or sales are deferred and recognized at the time the hedged transaction is recorded as an offset to the amount of the related purchase or sale. Fair values of exchange contracts are determined by obtaining quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

     CONSOLIDATED SUMMARY

     During fiscal 1997, proforma net income (excluding the first quarter $9.0 million after-tax write-off of purchased in-process technology) increased to $35.3 million ($3.01 per share) compared to net income of $30.3 million ($2.63 per share) for fiscal 1996 and $19.3 million ($1.75 per share) for fiscal 1995. Proforma income before income taxes, excluding the aforementioned write-off, increased $6.8 million (14%) to $56.1 million for fiscal 1997 compared to income before income taxes of $49.3 million for fiscal 1996 and $31.8 million for fiscal 1995. These increases resulted primarily from higher sales volumes, gross profits as a percentage of sales, and other income. The Company's proforma effective tax rate was 37% (excluding the aforementioned write-off) and was 39% for both fiscal 1996 and 1995. Actual net income, income before income taxes and the effective tax rate for fiscal 1997 were $26.3 million, $46.8 million and 44%, respectively.

1997 COMPARED TO 1996

     NET SALES AND GROSS PROFIT

     CONSOLIDATED

     During fiscal 1997, net sales increased $26.6 million (7%) to $391.0 million from $364.4 million in the prior fiscal year, primarily as a result of increased sales volumes. The higher sales volumes were primarily in the Electro-Optical segment (OEMs and commercial customers) and in the Medical segment (lasers for ophthalmic procedures). International sales grew at a higher rate than domestic sales for a total increase of $21.1 million (11%). Accordingly, international sales were 55% of net sales for the current fiscal year compared to 53% last year, reflecting the Company's commitment to grow its international business.

     The gross profit rate improved to 53% for the current fiscal year compared to 51% for fiscal 1996. The improvement in the overall margin resulted primarily from the higher sales volumes, higher volumes of higher margin products and manufacturing efficiencies.

     ELECTRO-OPTICAL

     Electro-Optical net sales increased $19.5 million (10%) in the current fiscal year to $221.1 million from $201.6 million in the prior fiscal year. Domestic sales increased $16.0 million (20%) and international sales increased $3.5 million (3%) in the current fiscal year. The increase in sales worldwide, resulted primarily from higher sales volumes to OEM's and commercial customers, due to broader acceptance of new products introduced within the past two years.

     The gross profit rate decreased to 51% from 52% in the prior fiscal year. The decrease from the prior year resulted primarily from inefficiencies associated with the start-up phase of the Company's Semiconductor group based in Santa Clara, California.

     MEDICAL

     Medical net sales increased $7.1 million (4%) to $170.0 million in fiscal 1997 from $162.8 million in fiscal 1996. International sales increased $17.6 million (25%) while domestic sales decreased $10.5 million (11%) in the current fiscal year. The growth was primarily attributable to higher sales volumes in the ophthalmic business unit.

     The gross profit rate increased to 55% from 51% in the prior fiscal year primarily due to the higher sales volumes which also are comprised of higher margin products, such as the VersaPulse for cosmetic procedures, as well as a higher level of sales through direct sales channels including Japan, China and Scandinavia.

     OPERATING EXPENSES

                                                      Years Ended
                                              Sept. 27,       Sept. 28,
                                                1997            1996
                                            ----------       ---------
                                                 (in thousands)
Research & development                        $ 39,406        $ 37,705
Purchased in-process technology                  9,315
Selling, general & administrative              114,471         104,813
                                              --------        --------
Total operating expenses                      $163,192        $142,518
                                              --------        --------
                                              --------        --------

     Total operating expenses increased $20.7 million (15%) from the prior fiscal year. Exclusive of the first quarter write-off of purchased in-process technology, operating expenses increased $11.4 million (8%), but as a percentage of sales remained constant at 39%.

     Current year research and development (R&D) expenses increased $1.7 million (5%) from the prior year and remained flat at 10% of sales. The absolute dollar increase was primarily in the Company's Electro-Optical business segment due to more headcount and related expenses associated with the Company's continued emphasis on product development and its recent strategic acquisitions.

     Selling, general and administrative (SG&A) expenses increased $9.7 million (9%) but remained at 29% of sales compared to the prior fiscal year. Sales, marketing and service expenses increased $7.6 million (10%) and as a percentage of sales increased to 21% from 20% in fiscal 1996. This expense was driven by an increase in headcount to support the growing business, the change to direct sales in Japan, China and Scandinavia, as well as an increase in the level of workshops and trade shows worldwide. Administration expenses increased $2.1 million (7%) but as a percentage of sales remained at 9%. This increase was driven by costs related to recent strategic acquisitions, facility expansions, and selling in direct channels in Japan, China and Scandinavia.

     OTHER INCOME (EXPENSE)

     Other income, net, decreased $0.1 million during the current year compared to the corresponding prior year period. The current year's other income included a $3.5 million gain on the Company's sale of its former facility while the previous fiscal year's other income included a $1.6 million gain on sale of the Company's holdings in another medical laser company. The remaining fluctuation of $1.8 million was due to lower interest income on lower average cash and investment balances, higher interest expense due to the fiscal 1996 capitalization of interest ($0.7 million) on the refurbishing of the former facility (sold in fiscal 1997), higher foreign exchange losses due to the strengthening of the U.S. dollar against the major foreign currencies, and higher minority interest income from the improved performance in the Lambda Physik Group.

     INCOME TAXES

     The Company's effective tax rate for the current year was 44%. The Company's proforma effective tax rate for the fiscal year (excluding the $9.3 million pre-tax write-off of purchased in-process technology) was 37%, compared to 39% for the same period last year. The Company's proforma effective tax rate decreased as a result of increases in foreign tax credit utilization, foreign sales corporation benefit and changes in the distribution of taxable income by taxing jurisdiction.

1996 COMPARED TO 1995

     NET SALES AND GROSS PROFIT

     CONSOLIDATED

     During fiscal 1996, net sales increased $78.9 million (28%) to $364.4 million from $285.5 million, resulting primarily from increased sales volumes. Such higher volumes occurred primarily with OEM's and commercial customers in the Electro-Optical segment and with lasers for aesthetic surgery in the Medical segment. International sales grew at a higher rate than domestic sales in both segments for a total increase of $45.2 million (31%). Accordingly, international sales were 53% of net sales for fiscal 1996 year compared to 51% for fiscal 1995, reflecting the Company's commitment to grow its international business.

     The gross profit rate improved to 51% for fiscal 1996 compared to 50% for fiscal 1995. The improvement in the overall margin resulted primarily from higher sales volumes of high margin products and manufacturing efficiencies.

     ELECTRO-OPTICAL

     Electro-Optical net sales increased $42.3 million (27%) in fiscal 1996 to $201.6 million from $159.3 million in fiscal 1995. International sales increased $26.6 million (28%) and domestic sales increased $15.7 million (24%) in fiscal 1996 compared to fiscal 1995. The increased sales, both internationally and domestically, resulted primarily from higher sales volumes to OEM's and commercial customers, due to broader acceptance of new products introduced within the past two years and due in part to increased sales associated with business acquisitions.

     The gross profit rate increased to 52% in fiscal 1996 from 50% in fiscal 1995. The increase over the prior year resulted from efficiencies gained from the higher sales volumes and a more favorable product mix.

     MEDICAL

     Medical net sales increased $36.6 million (29%) to $162.8 million in fiscal 1996 from $126.2 million in fiscal 1995. International sales increased $18.7 million (36%) while domestic sales increased $18.0 million (24%) in fiscal 1996. The growth was primarily attributable to higher sales volumes of the Ultrapulse for cosmetic applications.

     The gross profit rate increased to 51% in fiscal 1996 from 50% in fiscal 1995 primarily due to the higher sales volumes which also are comprised of higher margin products, such as the Ultrapulse for cosmetic procedures.

     OPERATING EXPENSES

                                                  Years Ended
                                              Sept. 28,    Sept. 28,
                                                 1996         1995
                                               --------     --------
                                                   (in thousands)
Research & development                         $ 37,705     $ 31,042
Selling, general & administrative               104,813       81,529
                                               --------     --------
Total operating expenses                       $142,518     $112,571
                                               --------     --------
                                               --------     --------

     Total operating expenses increased $29.9 million (27%) from fiscal 1995 but as a percentage of sales remained constant at 39%.

     Fiscal 1996 research and development (R&D) expenses increased $6.7 million (21%) from the prior year but decreased as a percentage of sales from 11% to 10%. The absolute dollar increase was most significant in the Company's Electro-Optical business segment due to more headcount and related expenses associated with the Company's continued emphasis on product development and its recent strategic acquisitions. The Company intends to build upon its leadership position and continue this strong commitment to product development. For example, two new models of our UltraPulse-Registered Trademark- medical laser system allow physicians from all size practices to participate in the growing market for skin resurfacing with the laser that is recognized as the "gold standard" for this application. The Company's new diode-pumped solid-state (DPSS) laser, used to improve the performance of computer hard-disk drives, provides hard-disk media manufacturers a laser capable of handling high-volume production while maintaining the highly stable operations required for this application. At the American Academy of Ophthalmology in Chicago in the fall of 1996, the Company introduced the Selecta 7000-TM-. Based on initial results using this system for Selective Laser Trabeculoplasty (SLT), the Company believes that the Selecta 7000 has the potential for becoming the standard treatment for treating primary open-angle glaucoma.

     Selling, general and administrative (SG&A) expenses increased $23.3 million (29%) during fiscal 1996 but remained at 29% of sales compared to the prior fiscal year. Sales, marketing and service expenses increased $17.7 million (32%) and as a percentage of sales increased to 20% from 19% in fiscal 1995. This expense was driven by an increase in headcount to support the growing business, the Medical segment's change to direct sales in Japan, and an increase in the level of workshops and trade shows worldwide. Administration expenses increased $5.6 million (21%) but as a percentage of sales remained at 9%. This increase was driven by costs related to recent strategic acquisitions, facility expansions, and bonuses associated with improved operating performance over the prior year.


     OTHER INCOME (EXPENSE)

     Total other income, net increased by $2.7 million during fiscal 1996.
This increase resulted primarily from a $1.6 million gain from the third quarter sale of the Company's holdings in another medical laser company, and $1.2 million higher interest and dividend income, net, due to capitalization of interest associated with the refurbishment of the Porter facility ($0.7 million) and the construction of the Auburn Building III ($0.1 million). The funds generated by operations and the sales of shares under the employee stock option and purchase plans helped fund the acquisition of such facilities without increasing average borrowings nor significantly reducing average cash and short-term investments. The Porter Drive facility was completed in September, 1996 and was sold in fiscal 1997.

     INCOME TAXES

     The Company's effective tax rate for fiscal 1996 and fiscal 1995 remained constant at 39%.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash and short-term investments of $31.6 million at September 27, 1997. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $54.3 million as of September 27, 1997, of which $35.8 million is unused and available under these credit facilities. During fiscal 1997, such facilities have been used in Europe and Japan. Because of the Company's low debt to equity ratio (0.14:1), management believes that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents, short-term investments and available lines of credit are expected to be sufficient to fund operations for fiscal 1998. The Company has certain financial covenants related to its lines of credit. At September 27, 1997, the Company is in compliance with these covenants (see Note 5, "Short-term Borrowings", of the Notes to Consolidated Financial Statements").

CHANGES IN FINANCIAL CONDITION

     Cash and equivalents at September 27, 1997 increased by $12.2 million (133%) from September 28, 1996. Operations and changes in exchange rates generated $31.2 million including a decrease in short-term investments of $15.2 million. Investing activities used $32.3 million; $24.3 million was used to acquire property and equipment (net of proceeds from disposition of property and equipment), $15.4 million was used for business acquisitions partially offset by $9.6 million provided from the sale of the Porter Drive facility. Financing activities provided $13.3 million, sales of shares under employee benefit plans and collection of notes receivable from stock sales generated $5.5 million, increased net borrowings provided $15.7 million and the reduction of cash overdrafts used $7.9 million.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Registrant's directors will be set forth under the caption "Election of Directors - Nominees" in Registrant's proxy statement for use in connection with the Annual Meeting of Stockholders to be held in March, 1998, (the "1997 Proxy Statement") and is incorporated herein by reference. The 1997 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

     The following table sets forth the names, ages and office of all of the executive officers of the Company:

    Name                         Age             Office Held
-------------------------------------------------------------------------
Bernard J. Couillaud, Ph.D.       53       President
                                           and Chief Executive Officer

Robert J. Quillinan               50       Executive Vice President
                                           and Chief Financial Officer

John R. Ambroseo, Ph.D.           36       Executive Vice President,
                                           President and General Manager,
                                           Coherent Laser Group

Vittorio Fossati-Bellani, Ph.D.   50       Executive Vice President,
                                           President and General Manager,
                                           Coherent Semiconductor Group

Kevin P. Connors                  35       Executive Vice President,
                                           President and General Manager,
                                           Coherent Medical Group

Robert M. Gelber                   52      Executive Vice President,
                                           President and General Manager,
                                           Coherent Auburn Group

Dennis C. Bucek                    52      Senior Vice President,
                                           Treasurer and Assistant Secretary

Scott H. Miller                    43      Senior Vice President and General
                                           Counsel

Larry W. Sonsini                   56      Secretary

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

     Mr. Quillinan has served as Executive Vice President and Chief Financial Officer since July 1984. He served as Vice President and Treasurer from March 1982 to July 1984 and as Corporate Controller from April 1980 to March 1982.

     Dr. Ambroseo became Executive Vice President, and President and General Manager of Coherent Laser Group in September 1997. He joined Coherent in 1988 as a Sales Engineer and has served as Product Marketing Manager, U. S. Sales Manager, Director of European Operations and most recently as Scientific Business Unit Manager.

     Dr. Fossati-Belani became Executive Vice President, and President and General Manager of Coherent Semiconductor Group in September 1997. He joined the Italian office of Coherent in 1979 as a Scientific Sales Engineer and has served in the capacity of Product Manager, Director of Marketing, Director of Business Development, Scientific Business Unit Manager and Diode Laser Business Unit Manager for the Coherent Laser Group.

     Mr. Connors has served as Executive Vice President, and President and General Manager of Coherent Medical Group since June 1996. He served as Director of Research and Development from 1995 to 1996 and Manager Engineering
Programs from 1994 to 1995.   From 1987 to 1994,  Mr. Connors held various
engineering and engineering management positions at Coherent Medical Group.

     Mr. Gelber has served as Executive Vice President and President and General Manager of Coherent Auburn Group since August 1986.

     Mr. Bucek has served as Senior Vice President, Treasurer and Assistant Secretary since August 1985.

     Mr. Miller has served as General Counsel to the Company since October 1988 and as Senior Vice President since March 1994.

     For over six years, Mr. Sonsini has served as the Company's Secretary. He is a member of Wilson, Sonsini, Goodrich & Rosati, P.C. Prior to 1988, he served as general counsel to the Company.

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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND FORM 8-K REPORTS

                                                                 Page
                                                                 ----
(a)  1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of
     Coherent, Inc. and its subsidiaries are filed as part of this report on Form 10-K:

        Independent Auditors' Report                             30

        Consolidated Balance Sheets - September 27, 1997
        and September 28, 1996                                   31

        Consolidated Statements of Income - Years ended
        September 27, 1997, September 28, 1996
        and September 30, 1995                                   32

        Consolidated Statements of Stockholders' Equity -
        Years ended September 27, 1997, September 28, 1996,
        and September 30, 1995                                   33

        Consolidated Statements of Cash Flows - Years ended
        September  27, 1997, September 28, 1996
        and September 30, 1995                                   34

     Notes to Consolidated Financial Statements                  36

     2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     Schedule II - Valuation and Qualifying Accounts             52

     Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

(b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the three months ended September 27, 1997.

(c)  EXHIBITS

   Exhibit
   Numbers
   --------


      2.1*    Agreement and Plan of Merger.  (Previously filed as
              Exhibit 2.1 to Form 10-K for the fiscal year ended September 29, 1990.)

(c) EXHIBITS CONTINUED

   Exhibit
   Numbers
   --------
      3.1*    Restated and Amended Certificate of Incorporation.
              (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990.)

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

     10.34* 1995 Incentive Stock Option Plan and forms of agreement. (Previously filed as Exhibit 10.34 to Form 10-K for the fiscal year ended September 29, 1990.)

(c) EXHIBITS CONTINUED

   Exhibit
   Numbers
   -------
     10.35*    Management Transition Agreement effective June 30,
               1996 between the Company and Henry E. Gauthier. (Previously filed as Exhibit 10.35 to Form 10-K for the fiscal year ended September 28, 1996.)

     21.1      Subsidiaries.

     23.1      Independent Auditors' Consent.

     24.1      Power of Attorney.

     27        Financial Data Schedules



* These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 18, 1997.









                                         COHERENT, INC.

                                         /s/ BERNARD COUILLAUD
                                         -------------------------------------
                                         By:   Bernard Couillaud
                                         President and Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ BERNARD J. COUILLAUD                                December 18, 1997
----------------------------------------------     -----------------------
Bernard J. Couillaud                                          Date
(Director, President & Chief Executive Officer)


/s/ ROBERT J. QUILLINAN                                 December 18, 1997
----------------------------------------------     -----------------------
Robert J. Quillinan                                           Date
(Executive Vice President & Chief Financial
  Officer)


/s/ HENRY E. GAUTHIER                                   December 18, 1997
----------------------------------------------     -----------------------
Henry E. Gauthier                                             Date
(Director, Chairman of the Board)


/s/ CHARLES W. CANTONI                                  December 18, 1997
----------------------------------------------     -----------------------
Charles W. Cantoni                                            Date
(Director)


/s/ FRANK CARRUBBA                                      December 18, 1997
----------------------------------------------     -----------------------
Frank Carrubba                                                Date
(Director)


/s/ THOMAS SLOAN NELSEN                                 December 18, 1997
----------------------------------------------     -----------------------
Thomas Sloan Nelsen                                           Date
(Director)


/s/ JERRY E. ROBERTSON                                  December 18, 1997
----------------------------------------------     -----------------------
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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coherent, Inc. and its subsidiaries at September 27, 1997 and September 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE  & TOUCHE LLP

San Jose, California
October 28, 1997

                        COHERENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                             SEPTEMBER 27,  September 28,
                                                   1997        1996
-------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
 Cash and equivalents                            $ 21,455   $   9,214
 Short-term investments                            10,182      25,421
 Accounts receivable - net of allowances
  of $3,499 in 1997 and $3,285 in 1996             95,844      83,360
 Inventories                                       86,446      65,835
 Prepaid expenses and other assets                 18,971      11,519
 Deferred tax assets                               22,267      23,071
-------------------------------------------------------------------------
TOTAL CURRENT ASSETS                              255,165     218,420
-------------------------------------------------------------------------

PROPERTY AND EQUIPMENT                            128,532     117,069
ACCUMULATED DEPRECIATION AND AMORTIZATION         (56,708)    (52,468)
-------------------------------------------------------------------------
 Property and equipment - net                      71,824      64,601
-------------------------------------------------------------------------
GOODWILL - net of accumulated amortization
 of $7,199 in 1997 and $5,717 in 1996              13,372      10,639
-------------------------------------------------------------------------
OTHER ASSETS                                       21,289      17,856
-------------------------------------------------------------------------
                                                 $361,650    $311,516
-------------------------------------------------------------------------
-------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Short-term borrowings                           $ 19,235    $  4,160
 Current portion of long-term obligations           3,629       4,221
 Accounts payable                                  18,039      12,425
 Income taxes payable                               9,286      12,395
 Other current liabilities                         52,288      61,666
-------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                         102,477      94,867
-------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                               9,665       3,921
OTHER LONG-TERM LIABILITIES                        13,927      12,403
MINORITY INTEREST IN SUBSIDIARIES                   4,348       2,738

STOCKHOLDERS' EQUITY:
 Common stock, par value $.01:
  Authorized - 50,000 shares
  Outstanding - 11,463 in 1997 and 11,211
    in 1996                                           114         111
 Additional paid-in capital                        90,864      82,939
 Notes receivable from stock sales                    (98)       (845)
 Retained earnings                                140,086     113,794
 Accumulated translation adjustment                   267       1,588
-------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                        231,233     197,587
-------------------------------------------------------------------------
                                                 $361,650    $311,516
-------------------------------------------------------------------------
-------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        COHERENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                    Years Ended
                                         -----------------------------------
                                         SEPT. 27,   Sept. 28,     Sept. 30,
                                            1997       1996         1995
----------------------------------------------------------------------------
NET SALES                                $391,038    $364,430     $285,499
COST OF SALES                             185,536     177,212      143,016
----------------------------------------------------------------------------
GROSS PROFIT                              205,502     187,218      142,483
----------------------------------------------------------------------------

OPERATING EXPENSES:
  Research and development                 39,406      37,705       31,042
  Purchased in-process technology           9,315
  Selling, general and administrative     114,471     104,813       81,529
----------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                  163,192     142,518      112,571
----------------------------------------------------------------------------
INCOME FROM OPERATIONS                     42,310      44,700       29,912
----------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
  Interest and dividend income              1,404       2,444        2,392
  Interest expense                         (1,226)        (39)      (1,148)
  Other - net                               4,306       2,212          668
----------------------------------------------------------------------------
TOTAL OTHER INCOME, NET                     4,484       4,617        1,912
----------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                 46,794      49,317       31,824
PROVISION FOR INCOME TAXES                 20,502      19,003       12,501
----------------------------------------------------------------------------
NET INCOME                               $ 26,292    $ 30,314     $ 19,323
----------------------------------------------------------------------------
----------------------------------------------------------------------------
NET INCOME PER COMMON
  AND EQUIVALENT SHARE                   $   2.24    $   2.63     $   1.75
----------------------------------------------------------------------------
----------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        COHERENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  Years ended September 27, 1997, September 28, 1996, and September 30, 1995
                                (In thousands)

                                        Common Stock
                                       ---------------       Add.        Unreal.   Notes Rec.                  Accum.
                                                 Par        Paid-in      Gain on   From Stock    Retain.       Trans.
                                       Shares   Value       Capital     Investmts.   Sales      Earnings       Adj.
-----------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 1994               10,338    $103      $68,646      $           $(1,981)    $64,157      $2,539
Sales of shares under employee
  stock option plans                      359       3        3,615                     (326)
Productivity Incentive Plan
  distributions                            21                  422
Sales of shares under Employee
  Stock Purchase Plan                     151       2        1,772
Tax benefit of stock option
  transactions                                               1,770
Change in unrealized gain on
  investments                                                               171
Collection of notes
  receivable                                                                          1,089
Translation adjustment                                                                                         (114)
Net income                                                                                       19,323
-----------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995            10,869     108       76,225          171      (1,218)     83,480       2,425
Sales of shares under employee
  stock option plans                      204       2        2,403
Productivity Incentive Plan
  distributions                            14                  626
Sales of shares under Employee
  Stock Purchase Plans                    124       1        2,042
Tax benefit of stock option
  transactions                                               1,643
Change in unrealized gain
  on investments                                                           (171)
Collection of notes receivable                                                          373
Translation adjustment                                                                                         (837)
Net income                                                                                       30,314
-----------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 28, 1996            11,211     111       82,939           -         (845)    113,794       1,588
Sales of shares under employee
  stock option plans                      155       2        2,360
Productivity Incentive Plan
  distributions                            19                  730
Sales of shares under Employee
  Stock Purchase Plans                     78       1        2,436
Tax benefit of stock option
  transactions                                               1,505
Acquisition of business                                        894
Collection of notes receivable                                                          747
Translation adjustment                                                                                       (1,321)
Net income                                                                                       26,292
-----------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 27, 1997            11,463    $114      $90,864      $    -     $    (98)   $140,086     $   267
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        COHERENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                             Years Ended
                                                   ---------------------------------
                                                   SEPT. 27,   Sept. 28,  Sept. 30,
                                                      1997        1996      1995
-------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS:

OPERATING ACTIVITIES:
 Net income                                        $26,292    $  30,314   $  19,323
 Adjustments to reconcile to net cash
   provided by operating activities:
     Purchased in-process technology                 9,315
     Purchases of short-term trading investments   (82,605)    (103,644)    (87,137)
     Proceeds from sales of short-term trading
      investments                                   98,400      102,465      79,600
     Depreciation and amortization                  14,590       12,372       8,955
     Issuance of common stock under
      Productivity Incentive Plan                      730          626         422
     Deferred income taxes                             710       (8,725)      1,601
     Minority interest in subsidiaries               1,610          956      (2,307)
     Equity in (income) loss of  joint ventures       (287)         (93)         80
    Changes in assets and liabilities:
      Accounts receivable                          (12,830)     (21,954)    (10,980)
      Inventories                                  (19,803)     (14,875)    (10,383)
      Prepaid expenses and other assets             (7,571)        (478)        125
      Accounts payable                               5,952          985       3,504
      Other current liabilities                     (5,187)      19,298       7,184
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES           29,316       17,247       9,987
-------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Purchases of property and equipment              (24,864)     (24,930)     (8,384)
  Dispositions of property and equipment, net          541          443         654
  Sale of Porter Drive facility                      9,631
  Acquisition of businesses, net of cash
   acquired                                        (15,351)                  (1,941)
  Acquisition of Japan distribution rights                      (5,048)
  Purchase of Amoco assets                                                   (4,520)
  Purchase of Porter Drive facility                                          (4,311)
  Other - net                                       (2,215)     (4,792)          43
-------------------------------------------------------------------------------------
NET CASH USED FOR  INVESTING ACTIVITIES            (32,258)    (34,327)     (18,459)
-------------------------------------------------------------------------------------
                                                                         (continued)


                        COHERENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONCLUDED)
                                (In thousands)

                                                             Years Ended
                                                   ---------------------------------
                                                   SEPT. 27,   Sept. 28,  Sept. 30,
                                                      1997        1996      1995
-------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Long-term debt borrowings                         $  3,444    $  2,547   $   940
 Long-term debt repayments                           (3,372)     (4,723)   (5,670)
 Short-term borrowings                               40,107       7,093     2,960
 Short-term repayments                              (24,432)     (9,558)   (2,026)
 Cash overdrafts                                     (7,957)      4,820     1,226
 Repayments of capital lease obligations                (24)        (91)
 Sales of shares under employee stock option
   and purchase plans, net                            4,799       4,448     5,066
 Collection of notes receivable from stock sales        747         373     1,089
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            13,312       4,909     3,585
-------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND EQUIVALENTS                                      1,871         959    (1,926)
-------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS      12,241     (11,212)   (6,813)
 Cash and equivalents beginning of year               9,214      20,426    27,239
-------------------------------------------------------------------------------------
CASH AND EQUIVALENTS  END OF YEAR                  $ 21,455    $  9,214   $20,426
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
     Interest                                      $  1,226    $    915   $ 1,032
     Income taxes                                  $ 26,644    $ 16,682   $13,417
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

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

FISCAL YEAR

     The Company's fiscal year ends on the Saturday nearest to September 30. Consequently, the Company's fiscal years 1997, 1996 and 1995 included 52 weeks.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, allowances for uncollectible accounts receivable and sales returns reserves, inventory reserves, warranty costs, depreciation and amortization, taxes and contingencies. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's foreign subsidiaries is their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of stockholder's equity.

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

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                                   1997           1996
-----------------------------------------------------------------------------
                                                     (In thousands)
Purchased parts and assemblies                    $25,756        $18,446
Work-in-process                                    28,917         24,244
Finished goods                                     31,773         23,145
-----------------------------------------------------------------------------
Inventories                                       $86,446        $65,835
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are generally depreciated or amortized using the straight-line method. Cost and estimated useful lives are as follows:

                                       1997      1996         Useful Life
-----------------------------------------------------------------------------
                                          (In thousands)
Land                               $  7,404    $  5,833
Buildings and improvements           34,912      43,317       20-31 years
Equipment, furniture and fixtures    75,392      63,723        3-10 years
Leasehold improvements               10,824       4,196      Terms of lease
-----------------------------------------------------------------------------
Property and equipment             $128,532    $117,069
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     Included in buildings and improvements is capitalized interest on construction-in-progress of $121,000 at September 27, 1997 (accumulated amortization of $1,600) and $824,000 at September 28, 1996 (no accumulated amortization).

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

CONCENTRATION OF CREDIT RISK

     Financial instruments which may potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company places its investments only in U.S. Treasury obligations or with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one institution. The majority of its short-term investments are in certificates of deposit and notes at September 27, 1997. The majority of the Company's accounts receivable are derived from sales to customers for medical and surgical applications, scientific research applications, and OEM's. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company maintains reserves for potential credit losses.

INCOME TAXES

     Federal income taxes have not been provided on a portion of the unremitted earnings of foreign subsidiaries either because such earnings are intended to be permanently reinvested or because foreign tax credits are available to offset any planned distributions of such earnings. The total amount of unremitted earnings of foreign subsidiaries was approximately $17,184,000 at September 27, 1997.

Withholding taxes of approximately $597,000 would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

DERIVATIVES

     The Company enters into forward exchange contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities and firm commitments denominated in currencies other than the functional currency of the reporting entity. All foreign exchange forward contracts are designated as and effective as a hedge and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. Gains and losses on the contracts that hedge foreign currency assets and liabilities are included in other income and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The cash flow impact of the Company's derivative hedges offsets the cash flow impact of the foreign exchange movements on the underlying exposed asset and liability commitments. Gains and losses on contracts that hedge firm commitments of foreign currency purchases or sales are deferred and recognized at the time the hedged transaction is recorded as an offset to the amount of the related purchase or sale. Fair values of exchange contracts are determined by obtaining quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

COMMON AND EQUIVALENT PER SHARE DATA

     Common and equivalent per share data is based upon the weighted average number of common shares outstanding during the period plus dilutive common share equivalents and shares issuable under the Productivity Incentive Plan. Dilutive common share equivalents include outstanding stock options when the exercise price is less than the average market price and shares subscribed under the Employee Stock Purchase Plan. The number of common and dilutive common equivalent shares used were 11,740,000 in 1997, 11,544,000 in 1996, and 11,062,000 in 1995.

STOCK-BASED COMPENSATION

     As permitted under the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" the Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Bulletin No. 25 (APB 25),
"Accounting for Stock Issued to Employees".   See Note 9.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on net income or retained earnings for any year presented.

2.   ACQUISITIONS

     During the three fiscal years ended September 27, 1997, the Company made the acquisitions described in the following paragraphs, each of which has been accounted for as a purchase. The consolidated financial statements include the operating results of each business from the date of acquisition. Proforma results of operations have not been presented, because the effects of these acquisitions were not material on either an individual or an aggregate basis. The amounts allocated to purchase in-process technology were determined through established valuation techniques in the high technology industry and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows. Amounts allocated to goodwill and other intangibles are amortized on a straight line basis over periods ranging from five to ten years.

     In May 1997, Coherent acquired the assets and operations of Ealing Electro-Optics, located in Watford, England and its U.S. subsidiary located in Holliston, Massachusetts for approximately $9.5 million in cash. Ealing is a recognized leader in the design and manufacture of precision optical assemblies as well as complete lens and thermal imaging test systems. In addition, Ealing is a distributor of electro-optic components and its "Gold" catalog sells over 5,000 components to the photonics industry. The acquisition was accounted for as a purchase and, accordingly, the Company has recorded the approximately $4.0 million excess of the purchase price over the fair value of net assets acquired as goodwill, which is being amortized over 10 years.

     In December 1996, Coherent acquired 80% of the outstanding shares of Tutcore OY Ltd., located in Tampere, Finland for approximately $10.0 million (consisting of $4.0 million of cash, $5.4 million of deferred payment obligations and $0.6 million of acquisition costs). Tutcore specializes in the growth and processing of aluminum-free epitaxial wafers used in
semiconductor lasers.   Also in December 1996, Coherent purchased the net
assets of Micracor, Inc. of Acton, Massachusetts for approximately $0.9 million (consisting of $0.8 million of cash and $0.1 million of acquisition costs). Micracor manufactures materials used in semiconductor-based solid state microchip lasers for the telecommunications market. These acquisitions were accounted for as purchases and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the dates of the acquisitions. The aggregate purchase price of $10.9 million (including acquisition costs) has been allocated to the assets and liabilities acquired. Approximately $9.3 million of the total purchase price for these entities represented the value of in-process technology that had not yet reached technological feasibility and had no alternative future use, and was charged to operations during the first quarter of fiscal 1997. Coherent's consolidated results of operations include the operating results of the acquired companies from their acquisition dates.

     During the second quarter of fiscal 1996, the Company reached agreement with Matsumoto Medical Instruments, its former distributor of medical products in Japan, to acquire exclusive distribution rights for Coherent's products in Japan, effective immediately. The agreement also provided for Coherent to repurchase its inventory from Matsumoto and allows for Coherent to assume full service and warranty support to its customers on an exclusive basis immediately. The $5,048,000 excess of the purchase price over the net tangible assets acquired has been allocated to the exclusive sales rights and related regulatory approvals. This amount is being amortized over a five year period having commenced during the third quarter of fiscal 1996.

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

     Effective June 30, 1995, the Company acquired the business and net assets of Adlas GmbH and Co. KG (Adlas), located in Lubeck, Germany for approximately $7.4 million. The Company paid $1.9 million in cash and recorded a $3.5 million note payable (paid in December 31, 1995) and a $2.0 million deferred payment due December 31, 1997. These payments do not accrue interest and are contingent on achieving certain net sales goals. The Company recorded the payments when it determined the net sales goals were probable of being attained. The acquisition has been accounted for as a purchase and, accordingly, the Company has recorded the $7.2 million excess of the purchase price over the fair value of net tangible assets acquired as goodwill which is being amortized over ten years. Adlas is a leading manufacturer of DPSS lasers used in commercial applications such as semiconductor inspection, reprographics, materials processing, and analytical instrumentation.

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

3.   BALANCE SHEET DETAILS

     Prepaid expenses and other assets consist of the following:

                                        1997           1996
-----------------------------------------------------------------------------
                                           (In thousands)

Prepaid income taxes                  $10,731       $ 6,180
Prepaid expenses and other              8,240         5,339
-----------------------------------------------------------------------------
Prepaid expenses and other assets     $18,971       $11,519
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     Other assets consist of the following:

                                       1997           1996
-----------------------------------------------------------------------------
                                          (In thousands)

Assets held for investment            $ 1,411       $ 1,491
Intangibles and other assets           19,878        16,365
-----------------------------------------------------------------------------
Other assets                          $21,289       $17,856
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     Assets held for investment at September 27, 1997 and September 28, 1996 include the Company's former manufacturing facility in Sturbridge, Massachusetts which the Company is leasing to Convergent Energy.

     Other current liabilities consist of the following:

                                       1997           1996
-----------------------------------------------------------------------------
                                          (In thousands)

Accrued payroll and benefits          $18,814       $20,264
Accrued expenses and other             14,648        13,278
Deferred service income                 9,193         9,028
Reserve for warranty                    7,498         9,450
Cash overdrafts                                       7,957
Customer deposits                       2,135         1,689
-----------------------------------------------------------------------------
Other current liabilities             $52,288       $61,666
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     Other long-term liabilities consist of the following:

                                       1997           1996
-----------------------------------------------------------------------------
                                          (In thousands)

Deferred tax liabilities              $ 3,574       $ 5,955
Environmental remediation costs         1,336         1,760
Deferred income and other               9,017         4,688
-----------------------------------------------------------------------------
Other long-term liabilities           $13,927       $12,403
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

4.   FINANCIAL INSTRUMENTS

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

     The carrying amount and fair value of foreign exchange contracts was $27.8 million at September 27, 1997. The carrying amount and fair value of foreign exchange contracts were $19.1 million and $18.9 million, respectively at September 28, 1996. The fair value of foreign exchange contracts is estimated by obtaining quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

FOREIGN EXCHANGE CONTRACTS

     In the normal course of business, the Company has exposures to foreign currency fluctuations arising from foreign currency sales and purchases and intercompany transactions, among other things. The Company uses foreign exchange forward contracts to limit its exposure to foreign exchange losses arising from nonfunctional currency payables and receivables and firm commitments. The Company evaluates its net exposure therefrom and enters into forward contracts to hedge the net exposure over a specified amount. These contracts are executed with credit-worthy financial institutions and
are denominated in currencies of major industrial nations.   Gains and losses
on these contracts serve as hedges in that they offset fluctuations that would otherwise impact the Company's financial results. Costs associated with entering into such contracts are generally amortized over the life of the instruments and are not material to the Company's financial results.

     At September 27, 1997 and September 28, 1996, the Company had foreign currency forward contracts outstanding to hedge foreign currency accounts receivable and accounts payable and sales backlog usually shippable within 90 days. These contracts have maturities which typically range from 90 to 180 days and are intended to reduce exposure to foreign currency exchange risk. The aggregate fair value and unrealized gain (loss) of foreign exchange contracts is as follows:

                              Sept. 27, 1997            Sept. 28, 1996
                                     Unrealized                 Unrealized
                        Fair Value   Gain (Loss)  Fair Value    Gain (loss)
-----------------------------------------------  ----------------------------

Japanese Yen           $12,314,000     663,000   $ 7,310,000       326,000
German Deutschemark      8,012,000     368,000     7,349,000       441,000
French Franc             3,384,000      55,000     3,456,000        38,000
British Pound Sterling   1,207,000       3,800                         500
Austrian Schilling         968,000      (7,000)
Swedish Krone              872,000
Dutch Guilder              555,000     (17,000)      293,000         3,500
Canadian Dollar            470,000       2,000
Hong Kong Dollar                                     517,000
                       -----------   ---------   -----------       -------
                       $27,782,000   1,067,800   $18,925,000       809,000
                       -----------   ---------   -----------       -------
                       -----------   ---------   -----------       -------

5.   SHORT-TERM BORROWINGS

     Short-term borrowings consist of the following:

                                              1997           1996
-----------------------------------------------------------------------------
                                                  (In thousands)

Borrowings under bank credit lines           $18,226     $2,252
Note payable due to minority interest
  in subsidiary                                1,009      1,908
-----------------------------------------------------------------------------
Short-term borrowings                        $19,235     $4,160
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     The note payable to minority interest in subsidiary is due upon four weeks notice from the note holder and bears interest at FIBOR (Frankfurt Interbank Offered Rate) plus 0.5% with a maximum of 9.0%.

     The Company maintains lines of credit worldwide with several banks. The Company's primary domestic line of credit is a $20,000,000 unsecured revolving account from Bank of America which expires December 20, 1999. In addition, the Company has several foreign lines of credit which allow it to borrow in the applicable local currency. These lines of credit total $34,313,000 and are concentrated in Germany and Japan. The Company's lines of credit generally provide borrowing at the bank reference rate or better which varies depending on the country where the funds are borrowed. Amounts outstanding at September 27, 1997 were at a weighted average interest rate of 4.2%. The Company's domestic lines of credit are generally subject to standard covenants related to financial ratios, profitability and dividend payments. The Company was in compliance with all financial covenants at September 27, 1997.

6.   INCOME TAXES

     The provision for income taxes consists of the following:

                                                   1997    1996     1995
-----------------------------------------------------------------------------
                                                       (In thousands)
CURRENTLY PAYABLE:
Federal                                         $ 9,789  $18,179   $5,749
State                                             1,666    2,452    1,249
Foreign                                          10,660    6,105    2,694
-----------------------------------------------------------------------------
                                                 22,115   26,736    9,692
-----------------------------------------------------------------------------
DEFERRED CHARGE (CREDIT):
Federal                                           1,601   (5,077)   3,439
State                                               (35)  (1,348)    (125)
Foreign                                          (3,179)  (1,308)    (505)
-----------------------------------------------------------------------------
                                                 (1,613)  (7,733)   2,809
-----------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                      $20,502  $19,003  $12,501
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     The components of income before income taxes consist of:

                                                   1997    1996     1995
-----------------------------------------------------------------------------
                                                       (In thousands)
United States                                   $31,244  $39,820   $27,282
Foreign                                          15,550    9,497     4,542
-----------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                      $46,794  $49,317   $31,824
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     The reconciliation of the statutory federal income tax rate to the effective rate is as follows:

                                                  1997     1996   1995
-----------------------------------------------------------------------------
                                                 % OF     % of   % of
                                                PRETAX   Pretax Pretax
                                                INCOME   Income Income
-----------------------------------------------------------------------------
Federal statutory tax rate                      35.0%    35.0%  35.0%
Non-deductible purchased in-process
  technology                                     6.3
Foreign tax rates in excess of U.S. rates        4.4      3.0    1.9
Foreign tax credit                              (1.8)    (1.3)  (2.2)
Foreign sales corporation benefit                        (1.0)
State income taxes, net of federal income
  tax benefit                                    2.3      1.7    2.3
Research and Development credit,
  net of recapture                              (2.9)    (0.4)  (2.0)
Other                                             .5      1.5    4.3
-----------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                      43.8%    38.5%  39.3%
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     The significant components of deferred tax assets and liabilities were:

                                                  SEPTEMBER 27,  September 28,
                                                      1997           1996
-----------------------------------------------------------------------------
                                                       (In thousands)

Deferred tax assets:
Reserves and accruals not currently deductible       $12,232      $13,289
Operating loss carry forwards and tax credits          4,044        2,804
Intercompany profit                                      704          331
Deferred service revenue                               2,379        2,509
State taxes                                            1,563        1,098
Other                                                  3,549        2,588
-----------------------------------------------------------------------------
                                                      24,471       22,619
Valuation allowance                                   (2,567)      (1,817)
-----------------------------------------------------------------------------
                                                      21,904       20,802
Deferred tax liabilities:
Depreciation                                           1,580        1,986
Other                                                  1,631        1,700
-----------------------------------------------------------------------------
                                                       3,211        3,686
-----------------------------------------------------------------------------
Total deferred tax assets and liabilities            $18,693      $17,116
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     The total net deferred tax asset is classified on the balance sheet at September 27, 1997 and September 28, 1996 as follows (in thousands):

                                                      1997           1996
-----------------------------------------------------------------------------
                                                       (In thousands)

Current deferred income tax assets                   $22,267      $23,071
Non-current deferred income tax liabilities           (3,574)      (5,955)
-----------------------------------------------------------------------------
Net deferred tax assets                              $18,693      $17,116
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     Total net operating losses of $712,000 for tax return purposes expire as follows: 2002 - $654,000 and $58,000 with no expiration. Total tax credits of $2,813,000 for tax return purposes expire as follows:, 1999 - $2,417,000 and 2002 - $396,000.

     Utilization of certain of these carry forwards are subject to restrictions relating to taxable income of subsidiaries not previously consolidated for income tax purposes.

7.   LONG-TERM OBLIGATIONS

     The components of long-term obligations are as follows:

                                                      1997           1996
-----------------------------------------------------------------------------
                                                       (In thousands)

Notes payable                                       $ 5,102       $ 3,216
Bonds payable                                         2,400         2,600
Capital leases                                                         24
Deferred acquisition payment (Note 2)                 5,792         2,302
-----------------------------------------------------------------------------
                                                     13,294         8,142
Current portion                                      (3,629)       (4,221)
-----------------------------------------------------------------------------
Long-term obligations                               $ 9,665       $ 3,921
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     NOTES PAYABLE - At September 27, 1997, notes payable consists of $2.3 million at 8% for the mortgage on the CEEL facility, $2.2 million at 1.5% to 8% of outside financing for Tutcore, $0.4 million at 2% of outside financing by Lambda Japan and $0.2 million for the financing of equipment with varying interest rates from 7.8% to 8.1%. Notes payable are generally secured by the related assets financed.

     BONDS PAYABLE - Bonds payable were issued to finance the construction of certain facilities and acquisition of equipment which secure repayment of the bonds. The bonds are payable in installments through 2008 with a variable interest rate (3.3% at September 27, 1997) not to exceed 12%. The bonds are guaranteed by a letter of credit issued by Union Bank with an annual fee of 1.5%.

     Annual  maturities  of debt  are: 1998 - $3,629,000, 1999 - $507,000,
2000 - $1,631,000, 2001 - $879,000, 2002 - $2,979,000 and thereafter
$3,669,000.

8.   STOCKHOLDERS' EQUITY

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

9.   EMPLOYEE STOCK OPTION AND BENEFIT PLANS

PRODUCTIVITY INCENTIVE PLAN

     The Productivity Incentive Plan (Plan) provides for quarterly distributions of common stock and cash to each eligible employee. The amounts of the distributions are based on consolidated pre-tax profit, the market price of the Company's common stock and the employee's salary. The fair market value of common stock and cash that are earned under the Plan are charged to expense. For fiscal 1997, 15,308 shares (fair market value of $686,029) and $4,247,005 were accrued for the benefit of employees. For fiscal 1996, 15,447 shares (fair market value of $644,897) and $3,730,871 were accrued for the benefit of employees. For fiscal 1995, 18,593 shares (fair market value of $482,672) and $2,597,904 were accrued for the benefit of employees. At September 27, 1997 the Company had 34,632 shares of its common stock reserved for future issuance under the Plan.

COHERENT EMPLOYEE RETIREMENT AND INVESTMENT PLAN

     Under the Coherent Employee Retirement and Investment Plan, the Company matches employee contributions to the Plan up to a maximum of 6% of the employee's individual earnings. Employees become eligible for after tax participation and for Company matching contributions after completing one year of service. The Company's contributions (net of forfeitures) for fiscal 1997, 1996, and 1995 were $3,057,000, $2,579,000, and $2,519,000, respectively.

SUPPLEMENTAL RETIREMENT PLAN

     The Company has a Supplemental Retirement Plan for senior management personnel which permits the participants to contribute up to 24% of their before tax earnings to a trust. The Company will match these contributions up to an amount equal to 6% of such participants' earnings less any amounts contributed by the Company to such participant under the Coherent Employment Retirement and Investment Plan. The Company's contributions (net of forfeitures) for fiscal 1997, 1996, and 1995 were $17,834, $13,510, and
$12,344, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the twelve-month offering period. In fiscal 1997, 77,603 shares were purchased by and distributed to employees at an average price of $31.39 per share. In fiscal 1996, 124,400 shares were purchased by and distributed to employees at an average price of $16.43 per share. In fiscal 1995, 150,300 shares were purchased by and distributed to employees at an average price of $11.80 per share.

     At September 27, 1997, $2,625,000 had been contributed by employees that will be used to purchase a maximum of 113,045 shares in fiscal 1998 at a price determined under the terms of the Plan. At September 27, 1997, the Company had 431,000 shares of its common stock reserved for future issuance under the plan.

STOCK OPTION PLANS

     Coherent, Inc. has two Stock Option Plans and a non-employee Directors' Stock Option Plan. Under these plans, the Company may grant options to purchase up to 3,000,000 and 150,000 shares of common stock, respectively. Employee options are generally exercisable three years from the grant date, which typically coincides with the annual shareholders meeting, however, initial grants to employees vest 25% annually. Director options are automatically granted to non-employee directors of the Company. Such directors initially receive a stock option for 10,000 shares exercisable over a four-year period. Additionally, the non-employee directors receive an annual grant of 2,500 shares exercisable four years from the date of grant. Grants under all plans expire six years from the original grant date, and are exercisable for the fair market value of the common stock on the date of the grant.

Option activity for all plans is summarized as follows:

                                        OUTSTANDING OPTIONS
                                        -------------------
                                        Number of    Weighted Average Exercise
                                        Shares       Price per Share
                                        ---------    -------------------------

Outstanding, October 1, 1994            1,036,800      $11.59
Options granted                           297,100       27.58
Options exercised                        (359,000)      10.21
Options canceled                          (50,500)      13.94
                                        ---------      ------
OUTSTANDING, SEPTEMBER 30, 1995
  (186,800 EXERCISABLE AT A WEIGHTED
  AVERAGE PRICE OF $9.90)                 924,400       17.04
Options granted (weighted avg. fair
  value of $17.03)                        412,000       40.11
Options exercised                        (204,000)      12.29
Options canceled                          (42,100)      22.73
                                        ---------      ------
OUTSTANDING, SEPTEMBER 28, 1996
  (231,100 EXERCISABLE AT A WEIGHTED
  AVERAGE PRICE OF $13.02)              1,090,300       26.34
Options granted (weighted avg.
  fair value of $17.99)                   449,100       41.11
Options exercised                        (155,000)      15.29
Options canceled                          (74,500)      34.48
                                        ---------      ------
OUTSTANDING, SEPTEMBER 27, 1997
  (317,450 EXERCISABLE AT A WEIGHTED
  AVERAGE PRICE OF $17.16)              1,309,900      $32.34
                                        ---------      ------
                                        ---------      ------

At September 27, 1997, 870,300 options were available for future grant under all plans. The following table summarizes information about fixed stock options outstanding at September 27, 1997:

                                  OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                   -------------------------------------------       ------------------------------
                                        WEIGHTED
                                        AVERAGE
                                       REMAINING        WEIGHTED                        WEIGHTED
   RANGE OF              NUMBER       CONTRACTUAL       AVERAGE          NUMBER         AVERAGE
EXERCISE PRICES        OUTSTANDING    LIFE (YEARS)   EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
$  8.63  -   14.00      276,500           1.99            $12.40         255,650         $12.36
  14.25  -   27.50      225,800           3.47             27.07          15,450          25.67
  28.25  -   38.50       37,650           4.22             34.25          11,700          34.62
  39.13  -   39.13      236,500           4.49             39.13          22,000          39.13
  39.25  -   39.25      319,850           5.58             39.25               0              0
  39.63  -   55.50      213,600           5.14             45.51          12,650          49.28
------------------    ---------           ----            ------         -------         ------
$  8.63  -   55.50    1,309,900           4.15            $32.34         317,450         $17.16
------------------    ---------           ----            ------         -------         ------
------------------    ---------           ----            ------         -------         ------


     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires the disclosure of proforma net income (loss) and earnings (loss) per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life 3.85 to 4.07 years; stock volatility 46.7% for both years; risk-free interest rates of 6.2% for fiscal 1997 and 5.2% for fiscal 1996 and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, proforma net income and earnings per share would appear as follows:

                                           1997          1996
                                           ----          ----
Net income               As reported    $26,292        $30,314
                         Proforma       $23,765        $29,032

Net income per share     As reported    $  2.24        $  2.63
                         Proforma       $  2.02        $  2.51

However, the impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the proforma calculation; accordingly, the fiscal 1997 and 1996 proforma amounts are not indicative of future period proforma amounts, when the calculation will apply to all applicable stock options.

NOTES RECEIVABLE FROM STOCK SALES

     Notes receivable from stock sales result from the exercise of stock options for notes. The notes are full recourse promissory notes bearing interest at 7.1% and are collateralized by the stock issued upon exercise of the stock options. Interest is payable annually and principal is due through 1999.

10.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows:
                                                        Years Ended
                                           ------------------------------------
                                           SEPT. 27,      Sept. 28,   Sept. 30,
                                              1997           1996       1995
-------------------------------------------------------------------------------
Gain on sale of facility                     $3,526
Minority interest in subsidiaries            (1,324)       $ (813)      $(282)
Royalty income                                  951           479         134
Foreign exchange gain (loss)                   (350)          299         112
Equity in income (loss) of joint ventures       287            93         (80)
Gain (loss) on investments, net                 (41)        1,646         487
Other -  net                                  1,257           508         297
-------------------------------------------------------------------------------
Other income - net                           $4,306        $2,212       $ 668
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

11.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     The Company leases several of its facilities under operating leases. In addition, the Company leases the land for its Auburn manufacturing facilities under long-term fixed leases.

     Future minimum payments under the Company's leases are as follows:

                                           Operating
  Fiscal Year Ending                         Leases
----------------------------------------------------------
         1998                              $ 4,079,000
         1999                                3,027,000
         2000                                1,539,000
         2001                                1,138,000
         2002                                  952,000
      Thereafter                             6,187,000
----------------------------------------------------------
        Total                              $16,922,000
                                           -----------
                                           -----------

     Rent expense was $7,462,000 in fiscal 1997, $5,305,000 in fiscal 1996, and $3,015,000 in fiscal 1995.

     In September 1988, the Company entered into several agreements with Patlex Corporation (Patlex) whereby the Company was granted licenses to several laser related patents developed by Dr. Gordon Gould and assigned to Patlex. Under the terms of the agreements, the Company pays royalties to Patlex of 5% or 3.5% and 2% of certain defined domestic sales and international sales, respectively, subject to certain exceptions and limitations. Royalty expense under these agreements was $1,131,000 in fiscal 1997, $1,324,000 in fiscal 1996, and $1,123,000 in fiscal 1995. The patents expire on various dates through May 2005.

CONTINGENCIES

     Certain claims and lawsuits have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

     During fiscal 1997, the Company settled with the prior tenant and neighboring companies, on allocation of the cost of investigating and remediating the site at 3210 Porter Drive and the bordering site at 3300 Hillview Avenue.

     Management believes that the Company's probable, nondiscounted net liability at September 27, 1997 for remaining costs associated with the above environmental matters is $0.3 million which has been previously accrued.
This amount consists of total estimated probable costs of $1.5 million ($0.2 million included in accrued expenses and $1.3 million included in other long-term liabilities) reduced by minimum probable recoveries of $1.2 million included in other assets from other parties named to the order.

12.  BUSINESS SEGMENTS

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

     Geographically, the Company has sales in the United States, Asia-Pacific (including Australia and New Zealand), Europe (primarily in Germany and the United Kingdom), and rest of the world.

     Information concerning the Company's operations by industry segment and geographic area is as follows:

-------------------------------------------------------------------------------
INDUSTRY SEGMENT DATA                             1997       1996      1995
-------------------------------------------------------------------------------
                                                         (In thousands)
NET SALES, INCLUDING
 INTERSEGMENT SALES:
  Electro-Optical products                      $240,031   $223,683  $175,557
  Medical products                               169,952    162,844   126,308
  Intersegment sales                             (18,945)   (22,097)  (16,366)
-------------------------------------------------------------------------------
NET SALES                                       $391,038   $364,430  $285,499
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
INCOME FROM OPERATIONS:
  Electro-Optical products                      $ 23,270   $ 33,582  $ 22,681
  Medical products                                17,907     13,181     7,930
  Corporate expenses                               1,133     (2,063)     (699)
-------------------------------------------------------------------------------
INCOME  FROM OPERATIONS                         $ 42,310   $ 44,700  $ 29,912
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
IDENTIFIABLE ASSETS:
  Electro-Optical products                      $200,657   $152,653  $126,803
  Medical products                                99,889     90,170    59,850
  Eliminations                                    (4,712)    (3,120)   (4,516)
-------------------------------------------------------------------------------
  Total identifiable assets                      295,834    239,703   182,137
  Corporate assets                                65,816     71,813    73,737
-------------------------------------------------------------------------------
TOTAL ASSETS                                    $361,650   $311,516  $255,874
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION:
  Electro-Optical products                      $  9,610   $  8,707  $  6,407
  Medical products                                 4,194      3,205     2,379
  Corporate                                          786        460       169
-------------------------------------------------------------------------------
TOTAL DEPRECIATION AND AMORTIZATION             $ 14,590   $ 12,372  $  8,955
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
CAPITAL EXPENDITURES:
  Electro-Optical products                      $ 22,217   $ 14,587  $  5,450
  Medical products                                 2,400      4,801     2,719
  Corporate                                          247      5,542       215
-------------------------------------------------------------------------------
TOTAL CAPITAL EXPENDITURES                      $ 24,864   $ 24,930  $  8,384
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
GEOGRAPHIC REGION INFORMATION                      1997       1996      1995
-------------------------------------------------------------------------------
                                                         (In thousands)
NET SALES TO UNAFFILIATED CUSTOMERS
BY GEOGRAPHIC REGION:
  United States                                 $309,108   $280,285   $200,057
  Europe                                          60,770     75,147     78,094
  Asia-Pacific                                    21,160      8,998      7,348
-------------------------------------------------------------------------------
NET SALES                                       $391,038   $364,430   $285,499
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
SALES TO AFFILIATES (ELIMINATED IN
CONSOLIDATION) BY GEOGRAPHIC REGION:
  United States                                 $  3,468   $  9,167   $ 29,278
  Europe                                          35,652     22,309      1,778
  Asia-Pacific                                    10,720      5,710     11,849
-------------------------------------------------------------------------------
NET SALES                                       $ 49,840   $ 37,186   $ 42,905
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
INCOME FROM OPERATIONS:
  United States                                 $ 25,750   $ 34,577   $ 31,439
  Europe                                          18,302     11,331       (367)
  Asia-Pacific                                       (19)       172      1,014
  Corporate expenses                                (314)      (817)      (700)
  Transfers between geographic areas              (1,409)      (563)    (1,474)
-------------------------------------------------------------------------------
INCOME FROM OPERATIONS                          $ 42,310   $ 44,700   $ 29,912
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
IDENTIFIABLE ASSETS:
  United States                                 $215,128   $182,926   $127,621
  Europe                                          68,962     51,727     55,186
  Asia-Pacific                                    16,456      8,170      3,846
  Eliminations                                    (4,712)    (3,120)    (4,516)
-------------------------------------------------------------------------------
  Total identifiable assets                      295,834    239,703    182,137
  Corporate assets                                65,816     71,813     73,737
-------------------------------------------------------------------------------
TOTAL ASSETS                                    $361,650   $311,516   $255,874
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
EXPORT SALES:
  Asia-Pacific                                  $ 64,523   $ 54,938   $ 44,312
  Europe                                          41,124     40,153      8,894
  Rest of world                                   15,103     12,887      8,246
-------------------------------------------------------------------------------
TOTAL EXPORT SALES                              $120,750   $107,978   $ 61,452
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
NET SALES TO GEOGRAPHIC REGION:
  United States                                 $177,803   $172,307   $138,605
  Europe                                          99,371    100,581     74,892
  Asia-Pacific                                    97,022     81,551     61,621
  Rest of world                                   16,842      9,991     10,381
-------------------------------------------------------------------------------
NET SALES                                       $391,038   $364,430   $285,499
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
NET ASSETS OF FOREIGN SUBSIDIARIES:
Total assets                                    $107,679   $ 68,531   $ 59,032
Total liabilities                                (65,305)   (47,917)   (41,615)
-------------------------------------------------------------------------------
NET ASSETS                                      $ 42,374   $ 20,614   $ 17,417
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for fiscal 1997 and 1996 are as follows:

                                        First     Second    Third     Fourth
                                       Quarter   Quarter   Quarter   Quarter
-------------------------------------------------------------------------------
                                    (In thousands, except per share amounts)
YEAR ENDED SEPTEMBER 27, 1997:

Net sales                              $93,893   $90,985   $102,335 $103,825
Gross profit                            49,050    48,980     54,581   52,891
Net income (loss)                         (532)    8,870     11,350    6,604
Net income per share                      (.05)      .76        .97      .56
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

YEAR ENDED SEPTEMBER 28, 1996:

Net sales                              $83,681   $90,552   $ 89,327 $100,870
Gross profit                            42,356    46,721     46,082   52,059
Net income                               6,465     7,351      7,918    8,580
Net income per share                       .57       .64       .68       .74
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

14.  RECENTLY ISSUED ACCOUNTING STANDARDS

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

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which will be adopted by the Company in the first quarter of fiscal 1998 as required by the statement. Upon adoption of SFAS No. 128, the Company will present basic earnings per share and diluted earnings per share. Basic earnings per share will be computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share will be computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options and stock purchase contracts using the treasury stock method. Proforma basic earnings per share for fiscal 1997 is $2.32 compared to $2.74 for fiscal 1996. Proforma diluted earnings per share for fiscal 1997 is $2.24 compared to $2.63 for fiscal 1996.

                                                          SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
          FOR THE YEARS ENDED SEPTEMBER 27, 1997, SEPTEMBER 28, 1996,
                            AND SEPTEMBER 30, 1995
                                (In thousands)

                                               Additions
                                   Balance at  Charged to  Deductions    Balance
                                   Beginning  Costs and      from         at End
                                   of Period   Expenses    Reserves (1)  of Period
-----------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 27, 1997:
Accounts receivable allowances     $3,285     $ 1,905       $ (1,691)      $3,499
Warranty                            9,450      12,164        (14,116)       7,498
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 28, 1996:
Accounts receivable allowances     $2,834     $ 2,069       $ (1,618)      $3,285
Warranty                            6,856       9,316         (6,722)       9,450
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1995:
Accounts receivable allowances     $2,384     $ 1,461       $ (1,011)      $2,834
Warranty                            5,418      10,010         (8,572)       6,856
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

  (1) Reductions from the reserves are for the purpose for which the reserves were created.

                      Securities and Exchange Commission
                            Washington, D.C.  20549


                            Form 10-K Annual Report
                       Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended September 27, 19977

                    _______________________________________

                                COHERENT, INC.
                                   EXHIBITS
                    _______________________________________

                               INDEX TO EXHIBITS


                                                   Sequentially
Exhibit                                              Numbered
Number                      Exhibit                    Page
-------                     -------                -------------

 21.1     Subsidiaries                                  55

 23.1     Independent Auditors' Consent                 56

 24.1     Power of Attorney                             29

 27       Financial Data Schedules                      57

All other exhibits required to be filed as part of this report have been incorporated by reference. See item 14(c) for a complete index of such exhibits.