Form 10-K405/A
period 1997-09-27
COHERENT INC
filed 1998-01-23
CIK 21510

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             -----------

                             FORM 10-K/A
                           AMENDMENT NO. 1
(Mark One)

/x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended: SEPTEMBER 27, 1997

                                                         OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to

     Commission File Number: 0-5255

                             -----------

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

                             -----------

     Securities registered pursuant to Section 12(b) of the Act: NONE

       Securities registered pursuant to Section 12(g) of the Act:

                  COMMON STOCK, $.01 PAR VALUE PER SHARE
                       COMMON STOCK PURCHASE RIGHTS
                            (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     As of December 1, 1997, 11,585,847 shares of Common Stock were outstanding. The aggregate market value of the voting shares (based upon the closing price reported by the Nasdaq National Market on December 1,
1997) of Coherent, Inc., held by nonaffiliates was $405,855,509. For purposes of this disclosure, shares of Common Stock and shares of Common Stock held by persons who own 5% or more of the outstanding Common Stock and shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily a conclusive.

                   DOCUMENTS INCORPORATED BY REFERENCE

     None.

                             EXPLANATORY NOTE

     This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1997 filed with the Securities and Exchange Commission (the "Commission") solely for the purpose of revising and restating the following items in their entirety.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The following table sets forth the name, age and certain other information regarding the directors of the Company.

             NAME                    AGE     DIRECTOR SINCE         PRINCIPAL OCCUPATION
             ----                    ---     --------------         --------------------
     Bernard J. Couillaud .......     53         1966         President and Chief Executive
                                                              Officer of the Company
     Henry E. Gauthier ..........     57         1983         Chairman of the Board of
                                                              Directors of the Company
     Charles W. Cantoni(1)(2) ...     62         1983         Vice President, Quinton
                                                              Instruments, Inc.
     Frank P. Carrubba (1)(2) ...     60         1989         Retired Chief Technical Officer,
                                                              Phillips Electronics N.V.
     Thomas Sloan Nelsen(1)(2) ..     71         1983         Retired Professor of Surgery,
                                                              Stanford University School of Medicine
     Jerry E. Robertson (1)(2) ..     65         1994         Retired Executive Vice
                                                              President, 3M Life Sciences
                                                              Sector and Corporate Services

     (1)  Member of the Compensation Committee.
     (2)  Member of the Audit Committee.

     Except as set forth below, each of the directors has been engaged in his principal occupation set forth above during the past five years. There is no family relationship between any director or executive officer of the Company.

     Mr. Cantoni is a Vice President of Quinton Instruments, Inc., a manufacturer of medical instrumentation products, a position he has held since October 1994. From August 1988 until September 1994 he was President of ImageComm Systems, Inc., a value added reseller of medical image processing systems.

     Mr. Robertson retired from 3M in 1994. He is a member of the board of directors of Manor Care, Inc., Cardinal Health, Inc., Haemonetics
Corporation, Steris Corporation, Life Technologies, Inc., Allianz Life Insurance Company of North America, Choice Hotels International, Medwave, Inc. and Project HOPE.

     Mr. Couillaud has been the President and Chief Executive Officer as well as a member of the Board of Directors of the Company since July 1996. He served as Vice President and General Manager of Coherent Laser Group from March 1992 to July 1996. From 1990 to March 30, 1992, he served as Manager of the Advanced Systems Business Unit, and from 1987 to 1990 served as Director of R&D for the Coherent Laser Group.

     The information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997.

BOARD MEETINGS AND COMMITTEES

     The Board of Directors of the Company held a total of four (4) meetings during the fiscal year ended September 27, 1997. No director serving during such fiscal year attended fewer than 75% of the aggregate of all meetings of the Board of Directors and the committees of the Board upon which such director served. The Board of Directors has two committees, the Audit Committee and the Compensation Committee. The Board of Directors has no nominating committee or any committee performing such functions.

     The Audit Committee of the Board of Directors, which consists of directors Carrubba, Cantoni, Nelsen and Robertson, held one (1) meeting during the last fiscal year. The Audit Committee recommends engagement of the Company's independent public accountants and is primarily responsible for approving the services performed by the Company's independent public accountants and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls.

     The Compensation Committee of the Board of Directors consists of directors Carrubba, Cantoni, Nelsen and Robertson, and held one (1) meeting during the last fiscal year. The Compensation Committee reviews and approves the Company's executive compensation policy and grants stock options to employees of the Company, including officers pursuant to the Company's stock option plans.

DIRECTOR COMPENSATION

     Members of the Board of Directors who are not employees of the Company received $8,000 during the fiscal year, plus $500 per meeting attended and are reimbursed for their expenses incurred in attending meetings of the Board of Directors. Members of the Board of Directors who are not employees of the Company will receive $16,000 during fiscal year 1998, plus $1,500 per meeting attended and are reimbursed for their expenses incurred in attending meetings of the Board of Directors.

     The Company's 1990 Directors' Stock Option Plan (the "Directors' Option Plan") was adopted by the Board of Directors on December 8, 1989 and was approved by the stockholders on March 29, 1990. The Directors' Option Plan was amended by the Board of Directors on January 25, 1996 and was approved by the stockholders on March 20, 1996. The Directors' Option Plan provides for the automatic and nondiscretionary grant of a non-statutory stock option to purchase 10,000 shares of the Company's Common Stock to each non-employee director on the later of the effective date of the Directors' Option Plan or the date on which such person becomes a director. Thereafter, each non-employee director will be automatically granted a nonstatutory stock option to purchase 2,500 shares of Common Stock on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director is re-elected to serve on the Board of Directors, if, on such date, he or she has served on the Board for at least three months. Such plan provides that the exercise price shall be equal to the fair market value of the Common Stock on the date of grant of the options.

     Three non-employee directors have each been granted options to purchase 27,500 shares of the Company's Common Stock under such plan at a weighted average exercise price of $20.55. One non-employee director has been granted options to purchase 17,500 shares of the Company's Common Stock under such plan at a weighted average exercise price of $24.45 per share. One non-employee director has been granted options to purchase 10,000 shares of the Company's Common Stock under such plan at a weighted average exercise price of $45.00 per share. As of the Record Date, 50,000 shares had been issued on exercise of such options. The following table shows, as to each non-employee director, information concerning options exercised under the Directors' Option Plan during the last fiscal year:

                     OPTION EXERCISES IN LAST FISCAL YEAR

                                         SHARES ACQUIRED
                 NAME                      ON EXERCISE     VALUE REALIZED (1)
---------------------------------------  ---------------   ------------------
Frank P. Carrubba .....................       2,500              83,750
Thomas Sloan Nelsen ...................       2,500              90,000
Jerry E. Robertson ....................       2,500              50,625

-------------
(1) The market value of underlying securities is based on the closing price of the Company's Common Stock on the date of exercise.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is composed of Directors Carrubba, Cantoni, Nelsen and Robertson. During the last fiscal year, the Company paid Dr. Thomas Nelsen $63,000 in consulting fees. Dr. Nelsen has more than 40 years of experience as a physician and, before his retirement, was a Professor of Surgery at Stanford University School of Medicine. Utilizing this experience, Dr. Nelsen has worked closely with the Company in developing and refining new laser products for the medical field. Management believes that this arrangement is at least as favorable as could be negotiated with an outside consultant.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received by the Company, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, during fiscal 1997, all Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

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

                        SUMMARY COMPENSATION TABLE

                                                                            AWARDS
               NAME                    YEAR    SALARY($)     BONUS($)      OPTIONS(#)     ALL OTHER
-------------------------------------  ----    ---------    ----------     ---------    ------------
Bernard J. Couillaud ................  1997    $273,229      $341,797        12,000       $14,834(1)
President and Chief                    1996     185,353       258,595        15,000        12,937
Executive Officer                      1995     166,156       140,898         6,000        11,791

Robert J. Quillinan .................  1997    $194,964      $192,491         7,000       $15,267(2)
Executive Vice President and           1996     182,361       268,251         6,000         9,527
Chief Financial Officer                1995     173,218       159,461         6,000        11,643

John Ambroseo (3) ...................  1997    $304,897(4)   $ 80,605        10,500       $ 9,266(5)
Executive Vice President and           1996     119,900        98,408         2,500         6,803
President, Coherent Medical Group      1995     133,503        14,271         1,000         8,075

Kevin P. Connors ....................  1997    $191,540      $142,389         6,000       $10,859(6)
Executive Vice President and           1996     116,917        91,215        10,750         9,890
President, Coherent Medical Group      1995      96,601        35,042         1,500         5,463

Gerald C. Barker (7) ................  1997    $159,234      $166,925         4,500       $11,647(8)
Former Vice President and General      1996     133,260       138,618         9,000         9,224
Manager, Coherent Laser Group          1995     123,888        69,149         2,250        10,660

Scott H. Miller .....................  1997    $153,877      $132,780         3,500       $12,154(9)
Sr. Vice President and General         1996     146,308       154,521         2,500        14,362
Counsel                                1995     139,562        81,971         2,500        12,831

* Perquisites are not included since the aggregate amount is less than the lesser of $50,000 or 10% of salary and bonus, in accordance with regulations promulgated by the SEC. Therefore, the Other Annual Compensation column has not been included in this table.

(1) Includes $12,344 contributed by the Company under defined contribution plans and $2,490 in life insurance benefits.
(2) Includes $13,462 contributed by the Company under defined contribution plans and $1,805 in life insurance benefits.
(3) Mr. Ambroseo became Executive Vice President and President, Coherent Laser Group on July 25, 1997.
(4) Includes $186,162 compensation related to European assignment.
(5) Includes $9,026 contributed by the Company under defined contribution plans and $240 in life insurance benefits.
(6) Includes $10,506 contributed by the Company under defined contribution plans and $353 in life insurance benefits.
(7) Mr. Barker resigned from his position as Vice President and General Manager, Coherent Laser Group on July 25, 1997.
(8) Includes $9,554 contributed by the Company under defined contribution plans and $2,093 in life insurance benefits.

(9) Includes $11,638 contributed by the Company under defined contribution plans and $516 in life insurance benefits.

STOCK OPTION GRANTS AND EXERCISES

    The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options granted during the fiscal year ended September 27, 1997

                    OPTION GRANTS IN LAST FISCAL YEAR

                                                      INDIVIDUAL GRANTS
                              ----------------------------------------------------------------------
                                                                                         POTENTIAL REALIZABLE VALUE
                                                % OF TOTAL                                    AT ASSUMED ANNUAL
                                NUMBER OF        OPTIONS                                     RATES OF STOCK PRICE
                                SECURITIES      GRANTED TO                                     APPRECIATION FOR
                                UNDERLYING      EMPLOYEES                                       OPTION TERM (3)
                                 OPTIONS        IN FISCAL      EXERCISE     EXPIRATION   --------------------------
         NAME                 GRANTED (#)(1)     YEAR (2)    PRICE ($/SH)      DATE         5% ($)        10% ($)
---------------------------   --------------    ----------   ------------   ----------   -----------   ------------
Bernard J. Couillaud .......      2,547           0.60         $39.25        4/28/03       $ 33,999      $ 77,133
                                  9,453           2.24         $39.25        4/28/03        126,186       286,272
Robert J. Quillinan ........      2,547           0.60         $39.25        4/28/03       $ 33,999      $ 77,133
                                  4,453           1.05         $39.25        4/28/03         59,442       134,854
John Ambroseo ..............      2,000           0.47         $39.25        4/28/03       $ 26,698      $ 60,568
                                  2,385           0.56         $48.50        7/25/03         39,340        89,248
                                  6,115           1.45         $48.50        7/25/03        100,865       228,828
Kevin P. Connors ...........      2,547           0.60         $39.25        4/28/03       $ 33,999      $ 77,133
                                  3,453           0.82         $39.25        4/28/03         46,093       104,570
Gerald C. Barker ...........      2,503           0.59         $39.25        4/28/03       $ 33,412      $ 75,800
                                  1,997           0.47         $39.25        4/28/03         26,657        60,477
Scott H. Miller ...........       2,547           0.60         $39.25        4/28/03       $ 33,999      $ 77,133
                                    953           0.23         $39.25        4/28/03         12,721        28,860

--------------
(1) The Company's 1987 Stock Option Plan and 1995 Stock Plan (collectively the "Option Plans") provide for the grant of options and stock purchase rights to officers, employees and consultants of the Company. Options granted under the Option Plans may be either "nonstatutory options" or "incentive stock options." The exercise price is determined by the Board of Directors or its Compensation Committee and in the case of incentive stock options may not be less than 100% of the fair market value of the Common Stock on the date of grant (110% in the case of grants to 10% shareholders). The options expire not more than ten years from the date of grant, and may be exercised only while the optionee is employed by the Company or within such period of time after termination of employment as is determined by the Board or its Committee at the time of grant. The Board of Directors may determine when options granted may be exercisable.

(2) The Company granted options to purchase an aggregate of 363,600 to all employees other than executive officers and granted options to purchase an aggregate of 59,250 shares to all executive officers as a group (8 persons), during fiscal 1997.

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

     The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options exercised during the fiscal year ended September 27, 1997 and the value of unexercised options at such date.

             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                                                                 OPTIONS/SARS AT              IN-THE MONEY OPTIONS AT
                                 SHARES         VALUE       SEPTEMBER 27, 1997 (#) (2)       SEPTEMBER 27, 1997 ($) (3)
                               ACQUIRED ON     REALIZED    -----------------------------    ----------------------------
          NAME                 EXERCISE (#)     ($)(1)     EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
---------------------------    ------------    --------    -----------     -------------    -----------    -------------
Bernard J. Couillaud ......          0               $0       15,000           30,000         $481,500       $407,250
Robert J. Quillinan .......          0               $0       18,000           19,000         $750,750       $336,000
John Ambroseo .............      2,200          $64,413            0           13,500               $0       $125,750
Kevin P. Connors ..........          0               $0        5,250           15,000         $115,844       $202,313
Gerald C. Barker ..........          0               $0       11,000           13,500         $380,281       $172,156
Scott H. Miller ...........          0               $0        7,500            8,500         $312,813       $148,313

---------------
(1) The value realized is calculated based on the closing price of the Company's Common Stock as reported by the Nasdaq National Market on the date of exercise minus the exercise price of the option, and does not necessarily indicate that the optionee sold such stock.

(2) The Company has not granted any stock appreciation rights and its stock plans do not provide for the granting of such rights.

(3) The market value of underlying securities is based on the difference between the closing price of the Company's Common Stock on September 27, 1997 of $53.50 (as reported by Nasdaq National Market) and the exercise price.

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

PRODUCTIVITY INCENTIVE PLAN

     Under the Company's Productivity Incentive Plan (the "Incentive Plan") 450,000 shares of Common Stock were initially reserved and as of the fiscal year ended September 27, 1997, 32,490 shares of Common Stock were available for issuance to employees of the Company and its designated subsidiaries who are customarily employed for at least twenty hours per week. The purpose of the Incentive Plan is to enhance an employee's proprietary interest in the Company and to create an incentive for the Company's success.

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

EMPLOYEE STOCK PURCHASE PLAN

     The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the stockholders in 1980.
A total of 2,287,500 shares of Common Stock were initially reserved and as of the end of the fiscal year 430,647 shares of Common Stock remained available for issuance thereunder. The Purchase Plan permits employees who are employed for at least twenty hours per week and more than five months in a calendar year to purchase Common Stock of the Company, through payroll deductions, which may not exceed 10% of an employee's compensation, at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each twelve-month period. The Purchase Plan provides for two offerings during each fiscal year, each having a duration of twelve months.

                  REPORT OF THE COMPENSATION COMMITTEE
                        OF THE BOARD OF DIRECTORS

     NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF THE COMPANY'S PREVIOUS FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES ACT OF 1934, AS AMENDED, THAT MIGHT INCORPORATE FUTURE FILINGS, INCLUDING THIS PROXY STATEMENT, IN WHOLE OR IN PART, THE FOLLOWING REPORT AND THE PERFORMANCE GRAPH CONTAINED HEREIN SHALL NOT BE INCORPORATED BY REFERENCE INTO ANY SUCH FILINGS.

INTRODUCTION

     The Compensation Committee of the Board of Directors establishes the general compensation policies of the Company, and establishes the compensation plans and specific compensation levels for executive officers. The Committee strives to ensure that the Company's executive compensation programs will enable the Company to attract and retain key people and motivate them to achieve or exceed certain key objectives of the Company by making individual compensation directly dependent on the Company's achievement of certain financial goals, such as profitability and asset management and by providing rewards for exceeding those goals.

COMPENSATION PROGRAMS

     BASE SALARY. The Committee establishes base salaries for executive officers, normally within ten percent of the average paid for comparable positions at other similarly sized companies as set forth in national and local compensation surveys. Base pay increases vary according to individual contributions to the Company's success and comparisons to similar positions within the Company and at other comparable companies.

     BONUS PLANS. Each executive officer participates in the Management Bonus Plan which provides for the payment of a quarterly bonus determined by a formula based on improvements of pre-tax profits and asset management over preset threshold levels for each operating group or business unit.

     STOCK OPTIONS. The Committee believes that stock options provide additional incentive to officers to work towards maximizing stockholder value. The Committee views stock options as one of the more important components of the Company's long-term, performance-based compensation philosophy. These options are provided through initial grants at or near the date of hire and through subsequent periodic grants. Options granted by the Company to its executive officers and other employees have exercise prices equal to the fair market value at the time of grant. Options vest and become exercisable at such time as determined by the Board. The initial option grant is designed to be competitive with those of comparable companies for the level of the job that the executive holds and is designed to motivate the officer to make the kind of decisions and implement strategies and programs that will contribute to an increase in the Company's stock price over time. Periodic additional stock options within the comparable range for the job are granted to reflect the executives ongoing contributions to the Company, to create an incentive to remain at the Company and to provide a long-term incentive to achieve or exceed the Company's financial goals.

     OTHER. In addition to the foregoing, officers participate in compensation plans available to all employees, such as a quarterly profit sharing plan and participation in both the Company's 401(k) retirement plan and employee stock purchase plan. See "Executive Compensation -- Other Employee Benefit Plans."

COMPENSATION OF CHIEF EXECUTIVE OFFICER

     The factors considered by the Compensation Committee in determining the compensation of the Chief Executive Officer, in addition to survey data, include the Company's operating and financial performance, as well as his leadership and establishment and implementation of strategic direction for the Company.

     The Compensation Committee considers stock options to be an important component of the Chief Executive Officer's compensation as a way to reward performance and motivate leadership for long term growth and profitability. In 1997, Mr. Couillaud was granted an option to purchase 12,000 shares with an exercise price equal to the fair market value at date of grant ($39.25 per share). This option becomes exercisable at the end of three years. The Committee believes that the quantity of shares granted to Dr. Couillaud is consistent with its philosophy of granting options to many management personnel rather than concentrating grants on a few senior executives.

COMPENSATION LIMITATIONS

     Under Section 162(m) of the Internal Revenue Code, adopted in August 1993, and regulations adopted thereunder by the Internal Revenue Service, publicly-held companies may be precluded from deducting certain compensation paid to an executive officer in excess of $1.0 million in a year. The regulations exclude from this limit performance-based compensation and stock options provided certain requirements, such as stockholder approval, are satisfied. The Company is studying these regulations and currently intends to take the necessary actions to cause its stock option plans to qualify for the exclusions. The Company does not currently anticipate taking actions necessary to qualify the Company's executive annual cash bonus plans for the exclusions.

                                       COMPENSATION COMMITTEE

                                       Frank P. Carrubba
                                       Charles W. Cantoni
                                       Thomas Sloan Nelsen
                                       Jerry E. Robertson

Dated: January 23, 1998

                     COMPANY STOCK PRICE PERFORMANCE

     The following graph shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from September 28, 1992 through September 28, 1997 comparing the return on the Company's Common Stock with the Standard & Poors 500 Stock Index and High Technology Composite Index. No dividends have been declared or paid on the Company's Common Stock during such period. The stock price performance shown on the graph following is not necessarily indicative of future price performance.

             COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
       EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                    COHERENT INC.   S&P 500 INDEX     TECHNOLOGY-500
                    -------------   -------------     --------------
         9/1/92        100.00          100.00            100.00
         9/1/93        167.65          113.00            120.62
         9/1/94        164.71          117.17            140.42
         9/1/95        429.41          152.02            221.52
         9/1/96        414.71          182.93            272.15
         9/1/97        651.47          256.92            441.98

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of January 23, 1998 certain information with respect to the beneficial ownership of the Company's Common Stock by (i) any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each director and each nominee for director to the Company, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all executive officers and directors of the Company as a group.

                                        NUMBER OF      PERCENT OF
NAME AND ADDRESS                        SHARES (1)        TOTAL
----------------                        ----------     ----------
Franklin Advisers, Inc. (2) .........    902,000          7.78
Henry E. Gauthier ...................     42,590           *
Robert J. Quillinan (3) .............     26,447           *
Bernard J. Couillaud (4) ............     25,468           *
Gerald C. Barker (5) ................     22,143           *
Scott H. Miller (6) .................     19,096           *
Frank P. Carrubba (7) ...............     10,000           *
Kevin P. Connors (8) ................      8,730           *
Jerry E. Robertson ..................      7,500           *
Thomas Sloan Nelsen (9) .............      6,000           *
John Ambroseo (10) ..................      2,969           *
Charles W. Cantoni (11) .............      5,000           *
All directors and executive officers
  as a group (13 persons) (12) ......    190,836          1.65

-----------------
*     Represents less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Coherent Common Stock subject to options held by that person will be exercisable on or before February 9, 1998, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Represents shares reported by Carson Group as being held by Franklin Advisers, Inc. as of September 30, 1997.

(3) Includes 18,000 shares issuable upon exercise of options held by Mr. Quillinan which are currently exercisable or will become exercisable within 60 days of the Record Date.

(4) Includes 15,000 shares issuable upon exercise of options held by Mr. Couillaud which are currently exercisable or will become exercisable within 60 days of the Record Date.

(5) Includes 13,250 shares issuable upon exercise of options held by Mr. Barker which are currently exercisable or will become exercisable within 60 days of the Record Date.

(6) Includes 7,500 shares issuable upon exercise of options held by Mr. Miller which are currently exercisable or will become exercisable within 60 days of the Record Date.

(7) Includes 7,500 shares issuable upon exercise of options held by Mr. Carrubba which are currently exercisable or will become exercisable within 60 days of the Record Date.

(8) Includes 8,250 shares issuable upon exercise of options held by Mr. Connors which are currently exercisable or will become exercisable within 60 days of the Record Date.

(9) Includes 5,000 shares issuable upon exercise of options held by Dr. Nelsen which are currently exercisable or will become exercisable within 60 days of the Record Date.

(10) Includes 1,500 shares issuable upon exercise of options held by Mr. Ambroseo which are currently exercisable or will become exercisable within 60 days of the Record Date.

(11) Includes 5,000 shares issuable upon exercise of options held by Mr. Cantoni which are currently exercisable or will become exercisable within 60 days of the Record Date.

(12) Includes an aggregate of 88,750 options which are currently exercisable or will become exercisable within 60 days of the Record Date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The following table sets forth information with respect to all executive officers of the Company who had indebtedness outstanding during the past fiscal year. This indebtedness arose as a result of the delivery of promissory notes in connection with the exercise of stock options.

                                                               LARGEST
                                                                AMOUNT        BALANCE AT
                           NEW LOANS    INTEREST   MATURITY   OUTSTANDING    SEPTEMBER 27,
          NAME            DURING 1997    RATE(S)    DATE(S)   DURING 1997        1997
------------------------  -----------   --------   --------   -----------    -------------
Scott H. Miller ........       $0         7.1%     10/04/99     $111,680       $111,680

    All promissory notes are full recourse and are secured by the shares of Common Stock of the Company issued upon exercise of the options. Interest is paid annually.

    See "Compensation Committee Interlocks and Insider Participation" for a description of Dr. Nelsen's consulting arrangement with the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of January 1998.

                                 COHERENT, INC.

                                 By: /s/ BERNARD J. COUILLAUD
                                     ----------------------------------
                                         Bernard J. Couillaud
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No 1 to Form 10-K on Form 10-K/A has been signed below by the following persons on January 23, 1998 on behalf of the Registrant and in the capacities and on the dates indicated:

         SIGNATURES                                 TITLE
         ----------                                 -----

             *
  ------------------------
    Bernard J. Couillaud         Director, President & Chief Executive Officer
                                 (Principal Executive Officer)

             *
  ------------------------
    Robert J. Quillinan          Executive Vice President & Chief Financial
                                 Officer
             *
  ------------------------
    Henry E. Gauthier            Director, Chairman of the Board

             *
  ------------------------
    Charles W. Cantoni           Director

             *
  ------------------------
    Frank Carrubba               Director

             *
  ------------------------
    Thomas Sloan Nelsen          Director

             *
  ------------------------
    Jerry E. Robertson           Director


* By: /s/ Bernard J. Couillaud
      ------------------------
      Bernard J. Couillaud
      Attorney-in-Fact