Form 10-Q
period 1997-12-27
COHERENT INC
filed 1998-02-10
CIK 21510

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            ---------

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1997

                                         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes _______   No _______

                  APPLICABLE ONLY TO CORPORATE ISSUES:

The number of shares outstanding of registrant's common stock, par value $.01 per share, at January 30, 1998 was 11,588,913 shares.

                             COHERENT, INC.

                                INDEX


                                                                       Page No.

PART I. FINANCIAL INFORMATION:

   Consolidated Condensed Statements of Operations --
    Three months ended December 27, 1997 and December 28, 1996             3

   Consolidated Condensed Balance Sheets --
    December 27, 1997 and September 27, 1997                               4

   Consolidated Condensed Statements of Cash Flows --
    Three months ended December 27, 1997 and December 28, 1996             5

   Notes to Consolidated Condensed Financial Statements                    6

   Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                    9

PART II. OTHER INFORMATION                                                13

SIGNATURES                                                                14

                          PART I. FINANCIAL INFORMATION

                         COHERENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE
                                                      MONTHS ENDED
                                                      ------------
                                             DECEMBER 27,      December 28,
                                                1997               1996
----------------------------------------------------------------------------
NET SALES                                      $101,369            $93,893
COST OF SALES                                    48,919             44,843
----------------------------------------------------------------------------
GROSS PROFIT                                     52,450             49,050
----------------------------------------------------------------------------
OPERATING EXPENSES:
   Research and development                      10,428              8,725
   Purchased in-process technology                                   9,315
   Selling, general and administrative           29,935             27,183
----------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                         40,363             45,223
----------------------------------------------------------------------------
INCOME FROM OPERATIONS                           12,087              3,827
----------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
   Interest and dividend income                     322                355
   Interest expense                                (318)              (258)
   Foreign exchange loss                           (345)              (132)
   Minority interest in subsidiaries               (294)              (371)
   Other - net                                      293                705
----------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE), NET                  (342)               299
----------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                       11,745              4,126
PROVISION FOR INCOME TAXES                        4,235              4,658
----------------------------------------------------------------------------
NET INCOME (LOSS)                              $  7,510           $   (532)
----------------------------------------------------------------------------
----------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE:
   BASIC                                      $     .65           $  (0.05)
   DILUTED                                    $     .64           $  (0.05)
----------------------------------------------------------------------------
----------------------------------------------------------------------------
SHARES USED IN COMPUTATION:
   BASIC                                         11,540             11,247
   DILUTED                                       11,799             11,247
----------------------------------------------------------------------------
----------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       COHERENT, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
            (UNAUDITED;  IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)

                                                    DECEMBER 27,      September 27,
                                                       1997               1997
-----------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and equivalents                              $ 14,571           $ 21,455
   Short-term investments                              16,769             10,182
   Accounts receivable - net of allowances of
     $3,484 in 1998 and $3,499 in 1997                 94,800             95,844
   Inventories                                         93,673             86,446
   Prepaid expenses and other assets                   17,059             18,971
   Deferred tax assets                                 22,876             22,267
-----------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                  259,748            255,165
-----------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                                132,110            128,532
ACCUMULATED DEPRECIATION AND AMORTIZATION             (59,117)           (56,708)
-----------------------------------------------------------------------------------
   Property and equipment - net                        72,993             71,824
-----------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
   $5,011 in 1998 and $7,199 in 1997                   12,522             13,372
OTHER ASSETS                                           24,358             21,289
-----------------------------------------------------------------------------------
                                                     $369,621           $361,650
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings                             $ 19,162           $ 19,235
   Current portion of long-term obligations             2,620              3,629
   Accounts payable                                    14,815             18,039
   Income taxes payable                                10,486              9,286
   Other current liabilities                           54,388             52,288
-----------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                             101,471            102,477
-----------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                   9,687              9,665
OTHER LONG-TERM  LIABILITIES                           12,346             13,927
MINORITY INTEREST IN SUBSIDIARIES                       4,658              4,348

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01
     Authorized - 50,000 shares
     Outstanding 11,584 in 1998 and
     11,463 in 1997                                       115                114
   Additional paid-in capital                          94,285             90,864
   Unrealized loss on marketable investments             (185)
   Notes receivable from stock sales                      (98)               (98)
   Retained earnings                                  147,596            140,086
   Accumulated translation adjustment                    (254)               267
-----------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                            241,459            231,233
-----------------------------------------------------------------------------------
                                                     $369,621           $361,650
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                      COHERENT, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED; IN THOUSANDS)

                                                                      THREE
                                                                   MONTHS ENDED
                                                                   ------------
                                                          DECEMBER 27,       December 28,
                                                             1997               1996
-----------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
OPERATING ACTIVITIES:
   Net income (loss)                                        $ 7,510           $   (532)
   Adjustments to reconcile to net cash
     provided by (used for) operating activities:
     Write-off of purchased in-process technology                                9,315
     Purchases of short-term investments                    (41,188)           (13,034)
     Proceeds from sales of short-term investments           34,601             26,000
     Changes in assets and liabilities                       (6,709)           (11,090)
     Other adjustments                                        4,172              4,917
-----------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES         (1,614)            15,576
-----------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Purchases of property and equipment - net                 (4,098)            (8,955)
   Acquisition of distribution rights                        (3,320)
   Acquisition of businesses
     net of cash acquired                                                       (5,200)
   Other  - net                                                 105               (193)
-----------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                       (7,313)           (14,348)
-----------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Long-term debt repayments, net                            (1,002)              (863)
   Notes payable borrowings                                   9,088              5,619
   Notes payable repayments                                  (8,595)            (2,672)
   Sales of shares under employee stock plans                 2,613              1,632
-----------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     2,104              3,716
-----------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND EQUIVALENTS                                      (61)               165
-----------------------------------------------------------------------------------------
   Net increase (decrease) in cash
   and equivalents                                           (6,884)             5,109
   Cash and equivalents beginning of period                  21,455              9,214
-----------------------------------------------------------------------------------------
CASH AND EQUIVALENTS END OF PERIOD                          $14,571           $ 14,323
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                      COHERENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those reflected in the Company's annual report to stockholders for the year ended September 27, 1997. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year.

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

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which was adopted by the Company in the first quarter of fiscal 1998. Upon adoption of SFAS No. 128, the Company is presenting basic earnings per share and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options and stock purchase contracts, using the treasury stock method, and shares issuable under the Productivity Incentive Plan.

    The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:

                                                          Three Months Ended
                                                      December 27,   December 28,
                                                          1997           1996
                                                      ---------------------------
    Weighted average shares outstanding - Basic        11,540,000     11,247,000
      Dilutive share equivalents                          259,000
                                                       ----------     -----------

    Weighted average shares and equivalents -
      Diluted                                          11,799,000     11,247,000
                                                       ----------     ----------
                                                       ----------     ----------

    Net income (loss) for basic and diluted
      earnings per share computation                   $7,510,000     $ (532,000)
                                                       ----------     ----------
                                                       ----------     ----------

    Share equivalents are not included in the diluted shares computation for the first quarter of fiscal 1997 as their inclusion would have an anti-dilutive effect on loss per share.

    No dividends were paid in fiscal 1998 or 1997.

3.  Balance Sheet Detail:

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                            December 27,        September 27,
                                                1997                1997
    --------------------------------------------------------------------------
                                                    (IN  THOUSANDS)
    Purchased parts and assemblies             $28,278             $25,756
    Work-in-process                             29,847              28,917
    Finished goods                              35,548              31,773
    --------------------------------------------------------------------------
    Net inventories                            $93,673             $86,446
    --------------------------------------------------------------------------
    --------------------------------------------------------------------------

    Prepaid expenses and other assets consist of the following:

                                            December 27,        September 27,
                                                1997                1997
    --------------------------------------------------------------------------
                                                    (IN  THOUSANDS)
    Prepaid income taxes                       $ 6,833             $10,731
    Prepaid expenses and other                  10,226               8,240
    --------------------------------------------------------------------------
    Prepaid expenses and other assets          $17,059             $18,971
    --------------------------------------------------------------------------
    --------------------------------------------------------------------------

    Other assets consist of the following:

                                            December 27,        September 27,
                                                1997                1997
    --------------------------------------------------------------------------
                                                    (IN  THOUSANDS)
    Assets held for investment                 $ 1,392             $ 1,411
    Intangibles and other assets                22,966              19,878
    --------------------------------------------------------------------------
    Other assets                               $24,358             $21,289
    --------------------------------------------------------------------------
    --------------------------------------------------------------------------

    Other current liabilities consist of the following:

                                            December 27,        September 27,
                                                1997                1997
    --------------------------------------------------------------------------
                                                    (IN  THOUSANDS)
    Accrued payroll and benefits               $17,454             $18,814
    Accrued expenses and other                  13,445              14,648
    Deferred income                              8,736               9,193
    Reserve for warranty                         7,918               7,498
    Cash overdrafts                              3,452
    Customer deposits                            3,383               2,135
    --------------------------------------------------------------------------
    Other current liabilities                  $54,388             $52,288
    --------------------------------------------------------------------------
    --------------------------------------------------------------------------

    Other long-term liabilities consist of the following:

                                            December 27,        September 27,
                                                1997                1997
    --------------------------------------------------------------------------
                                                    (IN  THOUSANDS)
     Deferred income and other                 $ 9,609             $ 9,017
     Deferred tax liabilities                    1,401               3,574
     Environmental remediation costs             1,336               1,336
    --------------------------------------------------------------------------
     Other long-term liabilities               $12,346             $13,927
    --------------------------------------------------------------------------
    --------------------------------------------------------------------------

4. Certain claims and lawsuits have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

    Management believes that the Company's probable, nondiscounted net liability at December 27, 1997 for remaining costs associated with the above environmental matters is $0.3 million which has been previously accrued. This amount consists of total estimated probable costs of $1.5 million ($0.2 million included in other current liabilities and $1.3 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $1.2 million included in other assets from other parties named to the order.

5. The Board of Directors has declared a 2-for-1 stock split of its common stock. Stockholders of record on February 17, 1998 will be entitled to one additional share of common stock for each one share of the Company's common stock held on that date. The new shares resulting from the 2-for-1 split will be mailed from the Company's transfer agent, BankBoston, N.A., on or about March 2, 1998 to holders of record as of February 17, 1998. On February 3, 1998, the Company has approximately 11.6 million shares of Common Stock outstanding. After the stock split, the Company will have about 23.2 million shares of common stock outstanding. Technically, the stock split will be effected in the form of a dividend which will be paid in newly issued common stock in accordance with Delaware corporate law.

                        COHERENT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The statements in this document that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties, including risks associated with uncertainties related to currency translations, contract cancellations, manufacturing risks, competitive factors, uncertainties pertaining to customer orders, demand for products and services, development of markets for the Company's products and services and other risks identified in the Company's SEC filings. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For a discussion of these risks and uncertainties, refer to the Company's annual report on Form 10-K for the fiscal year ended September 27, 1997 under the heading "Risk Factors" in Part I, Item 1. Business.

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

     Similarly, the Company conducts a significant portion of its business internationally. International sales accounted for 55% of the Company's sales for fiscal 1997 and were 54% of total sales for the current quarter. The Company expects that international sales will continue to account for a significant portion of its net sales in the future. The Company's international sales occur through its international subsidiaries, (some of which also perform research, development, manufacturing and service functions), and from exports from its U.S. operations. As a result, the Company's international sales and operations are subject to the risks of conducting business internationally, including fluctuations in foreign exchange rates, which could affect the sales price in local currencies of the Company's products in foreign markets as well as the Company's local costs and expenses of its foreign operations. The Company uses forward exchange and currency swap contracts, and other risk management techniques, to hedge its exposure to currency fluctuations relating to its intercompany transactions and certain firm foreign currency commitments; however, its international subsidiaries remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

     Since inception in 1966, the Company has grown through a combination of internal expansion, joint ventures and strategic acquisitions of companies with related technologies and products. Coherent is a technical leader in every market it serves. Driven by new product application innovations, Coherent has approximately 189 U.S. patents in force, and over the past several years has committed approximately 10 % of annual revenues to research and development efforts.

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

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

     During the first quarter ended December 27, 1997, the Company recorded net income of $7.5 million ($0.64 per share) compared to proforma net income of $8.5 million ($0.73 per share) (excluding the $9.0 million after-tax write-off of purchased in-process technology) for the same quarter one year ago. During the first quarter of fiscal 1997, the Company recorded the after-tax write-off resulting from the acquisitions of Tutcore OY Ltd. of Tampere, Finland and Micracor, Inc. of Acton, Massachusetts. The decrease in current quarter net income over the prior year proforma net income was primarily attributable to higher research and development spending and higher sales and marketing expenses. Actual net loss for the prior year quarter was $0.5 million ($0.05 per share).

NET SALES AND GROSS PROFITS

CONSOLIDATED

     The Company's sales for the first fiscal quarter of 1998 increased $7.5 million (8%) to $101.4 million from $93.9 million one year ago. Domestic sales increased $7.4 million while international sales increased $0.1 million. The strengthening of the U.S. dollar against major foreign currencies during the current fiscal quarter compared to the same quarter last year caused reported international sales to be $4.9 million lower this quarter. Currently, reported international sales represent 54% of total outside sales.

     The gross profit rate remained at 52% of sales.


ELECTRO-OPTICAL

     Electro-Optical net sales increased $6.5 million (12%) to $59.0 million from $52.5 million one year ago. Domestic sales increased $3.5 million (17%) while international sales increased $3.0 million (9%). Sales increased primarily due to broader market acceptance of products introduced within the last two years. Sales also increased in part due to the Auburn Group's fiscal 1997 third quarter acquisition of Ealing Electro-Optics in Watford, England. Additionally, the strengthening of the U.S. dollar against major foreign currencies in the current quarter compared to the same quarter last year caused international sales to be $3.5 million lower this quarter.

     The gross profit rate decreased to 50% from 51% one year ago. This decrease was primarily the result of the impact of foreign currency translation due to the strengthening of the U.S. dollar against major foreign currencies in the current quarter compared to the same period last year.

MEDICAL

     Medical net sales increased $1.0 million (2%) to $42.4 million from $41.4 million one year ago. Domestic sales increased by $3.8 million (21%) while international sales decreased $2.8 million (12%). The increase in domestic sales over the prior year resulted primarily from increased sales volumes of aesthetic products. The international sales decrease resulted primarily from $2.5 million (10%) lower sales in the Pacific region. The strengthening of the U.S. dollar against major foreign currencies in the current fiscal quarter compared to the same quarter last year caused international sales to be lower by $1.4 million.

     The gross profit rate remained at 54% of sales. Higher gross profits in the aesthetic products were fully offset by the impact of foreign currency translation due to the stronger U.S. dollar against foreign currencies compared to the same quarter last year.

OPERATING EXPENSES

                                                 First Quarter
                                           1998                 1997
                                         -----------------------------
                                                (IN THOUSANDS)
Research & development                   $10,428              $ 8,725
Purchased in-process technology                                 9,315
Selling, general & administrative         29,935               27,183
----------------------------------------------------------------------
Total operating expenses                 $40,363              $45,223
----------------------------------------------------------------------
----------------------------------------------------------------------

     Total operating expenses decreased by $4.8 million (11%) to $40.4 million from $45.2 million one year ago. Exclusive of the write-off of purchased in-process technology in the first quarter of fiscal 1997, operating expenses increased by $4.5 million (12%). As a percentage of sales, operating expenses increased to 40% compared to 38% one year ago (exclusive of the aforementioned write-off).

     Research and development expenses (exclusive of the aforementioned write-off) increased $1.7 million (10%) to $10.4 million compared to $ 8.7 million one year ago and increased to 10% of sales from 9% one year ago. The increase is due to increased spending for new projects.

     Sales, marketing and service expenses increased $3.4 million (18%) to $22.0 million from $18.6 million one year ago. As a percentage of sales, sales, marketing and service expenses increased to 22% from 20% one year ago. These expenses increased in both business segments primarily due to recent business acquisitions, increased costs associated with higher headcount and higher costs associated with the Asia Pacific region.

     Administrative expenses decreased $0.6 million (7%) to $8.0 million from $8.6 million one year ago and as a percentage of sales decreased to 8% from 9% one year ago. These expenses decreased due to lower bonus and worker's compensation reserves.

OTHER INCOME (EXPENSE)

     Other income, net, decreased to net expense of $0.3 million compared to net income of $0.3 million in the same quarter last year. Other income decreased $0.4 million due primarily to the Q1/97 rental income on the former headquarters facility (sold in May 1997) and to a $0.2 million higher foreign exchange loss.

INCOME TAXES

     The Company's effective tax rate for the current quarter was 36% compared to the proforma effective tax rate of 37% for the same quarter last year. The Company's proforma effective tax rate for the same quarter last year excludes the $9.3 million write-off of purchased in-process technology. The

Company's effective tax rate for the quarter decreased as a result of increases in foreign tax credit utilization, foreign sales corporation benefit and changes in income by taxing jurisdiction.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash, cash equivalents and short-term investments of $31.3 million. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $56.4 million. As of December 27, 1997, the Company had $38.3 million unused and available under these credit facilities.

CHANGES IN FINANCIAL CONDITION

     Cash and cash equivalents decreased $6.9 million (32%) from September 27, 1997. Operations and changes in exchange rates used $1.7 million, including $6.6 million used to purchase short-term investments. Investing activities used $7.3 million, including $4.1 million used to acquire property and equipment, net and $3.3 million used to acquire distribution rights, partially offset by other, net which provided $0.1 million. Financing activities provided $2.1 million with $2.6 million provided from the sale of shares under employee stock plans partially offset by debt repayments, net of $0.5 million.

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







                                       COHERENT, INC.


                                       (Registrant)






Date:  February  10, 1998              By: Robert J. Quillinan
                                           ----------------------------
                                           Robert J. Quillinan
                                           Executive Vice President and Chief
                                           Financial Officer