Form 10-Q
period 1998-03-28
COHERENT INC
filed 1998-05-04
CIK 21510

                  UNITED STATES SECURITIES AND EXCHANGECOMMISSION
                               WASHINGTON, D.C. 20549

                                  ----------------

                                     FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 1998
                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    -----------

Commission File Number:  0-5255


                                   COHERENT, INC.
               (Exact name of registrant as specified in its charter)

                 DELAWARE                                  94-1622541
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

              5100 PATRICK HENRY DRIVE, SANTA CLARA, CALIFORNIA 95054
                (Address of principal executive offices) (Zip Code)

                                   (408) 764-4000
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                       ------        ------

                         APPLICABLE ONLY TO ISSUERS INVOLVED
                          IN BANKRUPTCY PROCEEDINGS DURING
                              THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.              Yes            No
                                        ------       ------

                        APPLICABLE ONLY TO CORPORATE ISSUES:

The number of shares outstanding of registrant's common stock, par value $.01 per share, at April 27, 1998 was 23,415,483 shares

                                   COHERENT, INC.

                                       INDEX

                                                                 Page No.
                                                                 --------
PART I.           FINANCIAL INFORMATION:

  Consolidated Condensed Statements of Income --
    Three months and six months ended  March 28, 1998
    and March 29, 1997                                               3

  Consolidated Condensed Balance Sheets --
    March 28, 1998 and September 27, 1997                            4

  Consolidated Condensed Statements of Cash Flows --
    Six months ended March 28, 1998 and March 29, 1997               5

  Notes to Consolidated Condensed Financial Statements               6

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             9

PART II.          OTHER INFORMATION                                 13

SIGNATURES                                                          14

                            PART I. FINANCIAL INFORMATION

                           COHERENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE                         SIX
                                                    MONTHS ENDED                  MONTHS ENDED
                                                    ------------                  ------------
                                                MARCH 28,      March 29,     MARCH 28,     March 29,
                                                  1998           1997           1998         1997
----------------------------------------------------------------------------------------------------
NET SALES                                      $105,881       $ 90,985       $207,250       $184,878
COST OF SALES                                    53,185         42,005        102,104         86,848
----------------------------------------------------------------------------------------------------
GROSS PROFIT                                     52,696         48,980        105,146         98,030
----------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Research and development                    11,608          8,723         22,036         17,448
     Purchased in-process technology                                                           9,315
     Selling, general and administrative         30,767         26,201         60,702         53,384
----------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                         42,375         34,924         82,738         80,147
----------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                           10,321         14,056         22,408         17,883
----------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
     Interest and dividend income                   289            403            611            758
     Interest expense                              (251)          (218)          (569)          (476)
     Foreign exchange loss                          (83)          (355)          (428)          (487)
     Other - net                                     36            194             35            528
----------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE), NET                    (9)            24           (351)           323
----------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                       10,312         14,080         22,057         18,206
PROVISION FOR INCOME TAXES                        3,474          5,210          7,709          9,868
NET INCOME                                     $  6,838       $  8,870       $ 14,348       $  8,338
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
NET INCOME PER SHARE:
     BASIC                                     $    .29       $    .39       $    .62       $    .37
     DILUTED                                   $    .29       $    .38       $    .61       $    .36
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
SHARES USED IN COMPUTATION:
     BASIC                                       23,211         22,599         23,145         22,546
     DILUTED                                     23,830         23,474         23,714         23,338
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           COHERENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS
               (UNAUDITED;  IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)

                                                                   MARCH 28,  September 27,
                                                                     1998          1997
-------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
     Cash and equivalents                                         $   9,106      $  21,455
     Short-term investments                                           6,225         10,182
     Accounts receivable - net of allowances of
          $3,634 in 1998 and $3,499 in 1997                         107,270         95,844
     Inventories                                                    101,385         86,446
     Prepaid expenses and other assets                               20,339         18,971
     Deferred tax assets                                             22,741         22,267
-------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                267,066        255,165
-------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                                              137,063        128,532
ACCUMULATED DEPRECIATION AND AMORTIZATION                           (61,746)       (56,708)
-------------------------------------------------------------------------------------------
     Property and equipment - net                                    75,317         71,824
-------------------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
     $6,003 in 1998 and $7,199 in 1997                               12,313         13,372
OTHER ASSETS                                                         24,703         21,289
-------------------------------------------------------------------------------------------
                                                                  $ 379,399      $ 361,650
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term borrowings                                         $ 12,698      $  19,235
     Current portion of long-term obligations                         3,339          3,629
     Accounts payable                                                21,312         18,039
     Income taxes payable                                            13,187          9,286
     Other current liabilities                                       53,381         52,288
-------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                           103,917        102,477
-------------------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                                10,022          9,665
OTHER LONG-TERM  LIABILITIES                                         11,840         13,927
MINORITY INTEREST IN SUBSIDIARIES                                     4,936          4,348
STOCKHOLDERS' EQUITY:
     Common stock, par value $.01
          Authorized - 100,000 shares
          Outstanding 23,258 in 1998 and 22,926  in 1997                232            228
     Additional paid-in capital                                      95,045         90,750
     Unrealized loss on marketable investments                         (185)
     Notes receivable from stock sales                                  (98)           (98)
     Retained earnings                                              154,434        140,086
     Accumulated translation adjustment                                (744)           267
-------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                          248,684        231,233
-------------------------------------------------------------------------------------------
                                                                  $ 379,399      $ 361,650
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                           COHERENT, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED; IN THOUSANDS)

                                                                            SIX
                                                                        MONTHS ENDED
                                                                        ------------
                                                                   MARCH 28,      March 27,
                                                                     1998           1997
-------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
OPERATING ACTIVITIES:
     Net income                                                    $ 14,348       $  8,338
     Adjustments to reconcile to net cash
          provided by operating activities:
          Write-off of purchased in-process technology                               9,315
          Purchases of short-term investments                       (74,714)       (29,796)
          Proceeds from sales of short-term investments              78,671         48,500
          Changes in assets and liabilities                         (23,312)       (17,602)
          Depreciation and amortization                               8,667          7,161
          Other adjustments                                             677            741
-------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             4,337         26,657
-------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Purchases of property and equipment, net                        (9,660)       (14,649)
     Acquisition of Tutcore and Micracor,
          net of cash acquired                                                      (5,200)
     Acquisition of distribution rights                              (3,320)
     Other  - net                                                    (1,188)          (812)
-------------------------------------------------------------------------------------------
Net Cash Used For Investing Activities                              (14,168)       (20,661)
-------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
     Long-term debt borrowings                                        1,603          1,048
     Long-term debt repayments                                       (1,491)        (2,682)
     Notes payable borrowings                                        13,502          9,733
     Notes payable repayments                                       (19,396)        (6,432)
     Sales of shares under employee stock plans                       3,203          2,652
-------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                 (2,579)         4,319
-------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
     ON CASH AND EQUIVALENTS                                             61            314
-------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and equivalents                (12,349)        10,629
     Cash and equivalents beginning of period                        21,455          9,214
-------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS END OF PERIOD                                 $  9,106       $ 19,843
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------


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

     The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:

                                                                  Three Months Ended             Six Months Ended
                                                              March 28,       March 29,      March 28,      March 29,
                                                                1998            1997           1998           1997
                                                             --------------------------------------------------------
     Weighted average shares outstanding - Basic             23,211,000      22,599,000     23,145,000     22,546,000

          Dilutive share equivalents                            619,000         875,000        569,000        792,000
                                                             ----------      ----------    -----------     ----------
     Weighted average shares and equivalents -
          Diluted                                            23,830,000      23,474,000     23,714,000     23,338,000
                                                             ----------      ----------    -----------     ----------
                                                             ----------      ----------    -----------     ----------

     Net income for basic and diluted
          earnings per share computation                     $6,838,000      $8,870,000    $14,348,000     $8,338,000
                                                             ----------      ----------    -----------     ----------
                                                             ----------      ----------    -----------     ----------

     No dividends were paid in fiscal 1998 or 1997.

3.   Balance Sheet Detail:

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                         March 28,               September 27,
                                           1998                      1997
    --------------------------------------------------------------------------
                                                   (IN  THOUSANDS)

    Purchased parts and assemblies        $ 29,755                 $25,756
    Work-in-process                         36,811                  28,917
    Finished goods                          34,819                  31,773
    --------------------------------------------------------------------------
    Net inventories                       $101,385                 $86,446
    --------------------------------------------------------------------------
    --------------------------------------------------------------------------

    Prepaid expenses and other assets consist of the following:

                                         March 28,               September 27,
                                           1998                      1997
    --------------------------------------------------------------------------
                                                   (IN  THOUSANDS)
    Prepaid expenses and other             $11,999                 $ 8,240
    Prepaid income taxes                     8,340                  10,731
    --------------------------------------------------------------------------
    Prepaid expenses and other assets      $20,339                 $18,971
    --------------------------------------------------------------------------
    --------------------------------------------------------------------------

    Other assets consist of the following:

                                         March 28,               September 27,
                                           1998                      1997
    --------------------------------------------------------------------------
                                                   (IN  THOUSANDS)

    Intangibles and other assets           $23,184                 $19,878
    Assets held for investment               1,519                   1,411
    --------------------------------------------------------------------------
    Other assets                           $24,703                 $21,289
    --------------------------------------------------------------------------
    --------------------------------------------------------------------------

    Other current liabilities consist of the following:

                                         March 28,               September 27,
                                           1998                      1997
    --------------------------------------------------------------------------
                                                   (IN  THOUSANDS)
    Accrued payroll and benefits           $18,530                 $18,814
    Accrued expenses and other              13,606                  14,648
    Deferred income                          9,639                   9,193
    Reserve for warranty                     8,330                   7,498
    Customer deposits                        3,276                   2,135
    --------------------------------------------------------------------------
    Other current liabilities              $53,381                 $52,288
    --------------------------------------------------------------------------
    --------------------------------------------------------------------------

    Other long-term liabilities consist of the following:

                                         March 28,               September 27,
                                           1998                      1997
    --------------------------------------------------------------------------
                                                   (IN  THOUSANDS)
    Deferred income and other              $10,142                 $ 9,017
    Environmental remediation costs          1,336                   1,336
    Deferred tax liabilities                   362                   3,574
    --------------------------------------------------------------------------
    Other long-term liabilities            $11,840                 $13,927
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

    Management believes that the Company's probable, nondiscounted net liability at March 28, 1998 for remaining costs associated with the above environmental matters is $0.3 million which has been previously accrued. This amount consists of total estimated probable costs of $1.5 million ($0.2 million included in other current liabilities and $1.3 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $1.2 million included in other assets from other parties named to the order.


5. The Board of Directors declared a 2-for-1 stock split of its common stock effected in the form of a 100% stock dividend distributed on March 2, 1998 to holders of record as of February 17, 1998. All per share amounts and numbers of shares have been restated to reflect the stock split.

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

    The Company operates in a technologically advanced, dynamic and highly competitive environment. The Company's future operating results are and will continue to be subject to quarterly variations based on a variety of factors, many of which are beyond the Company's control, including fluctuations in customer orders and foreign currency exchange rates, among others. While the Company attempts to identify and respond to these conditions in a timely manner, such conditions represent significant risks to the Company's performance. Accordingly, if the level of orders diminishes during the next or any future quarter, or if for any reason the Company's shipments are disrupted (particularly near a quarter end when the Company typically ships a significant portion of its sales), it could have a material adverse effect on sales and earnings, and a corresponding adverse effect on the market price of the Company's stock.

    Similarly, the Company conducts a significant portion of its business internationally. International sales accounted for 55% of the Company's sales for fiscal 1997 and were 55% of total sales for the current quarter and six months ended March 28, 1998. The Company expects that international sales will continue to account for a significant portion of its net sales in the future. The Company's international sales occur through its international subsidiaries, (some of which also perform research, development, manufacturing and service functions), and from exports from its U.S. operations. As a result, the Company's international sales and operations are subject to the risks of conducting business internationally, including fluctuations in foreign exchange rates, which could affect the sales price in local currencies of the Company's products in foreign markets as well as the Company's local costs and expenses of its foreign operations. The Company uses forward exchange and currency swap contracts, and other risk management techniques, to hedge its exposure to currency fluctuations relating to its intercompany transactions and certain firm foreign currency commitments; however, its international subsidiaries remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

    The Company's net income for the current quarter and six months ended March 28, 1998 was $6.8 million ($.29 per diluted share) and $14.3 million ($.61 per diluted share), respectively, compared to proforma net income of $8.9 million ($.38 per diluted share) and $17.3 million ($.74 per diluted share) (excluding the $9.0 million after-tax write-off of purchased in process technology) in the corresponding prior year periods. During the first quarter of fiscal 1997, the Company recorded the after-tax write-off resulting from the acquisitions of Tutcore OY Ltd. of Tampere, Finland and Micracor, Inc. of Acton, Massachusetts. The decreases in current quarter and year-to-date net income over the prior year quarter and year-to-date proforma net income was primarily attributable to lower gross margins and higher research and development spending. Actual net income for the prior year-to-date was $8.3 million ($0.36 per diluted share).

NET SALES AND GROSS PROFITS

CONSOLIDATED

    The Company's sales for the current quarter and six months ended March 28, 1998 increased $14.9 million (16%) and $22.4 million (12%), respectively, from the same periods a year ago. During the current quarter, domestic sales increased $6.6 million (16%) while international sales increased $8.3 million (16%). Year to date, domestic sales increased $14.0 million (18%) while international sales increased $8.4 million (8%). The strengthening of the U.S. dollar against major foreign currencies during the current quarter and six months ended March 28, 1998, compared to the same periods last year, caused reported international sales to be $2.4 million and $7.4 million lower, respectively. Reported international sales for the second fiscal quarter and six months ended March 28, 1998 represent 55% of total outside sales.

    The gross profit rate decreased to 50% for the current quarter from 54% for the same period last year and decreased to 51% for the six months ended March 28, 1998 compared to 53% for the same period one year ago. Factors contributing to the decline were higher than normal variances incurred in the current quarter caused by yield issues on key purchased components, lower sales and margins on skin resurfacing products, the strengthening of the U.S. dollar against major foreign currencies, and higher than anticipated manufacturing start-up costs related to several new medical products which were introduced at the same time.

ELECTRO-OPTICAL

     Electro-Optical net sales increased $10.3 million (20%) and $16.8 million (16%) for the second quarter and six months ended March 28, 1998, respectively, compared to the corresponding prior year periods. Domestic sales increased $3.5 million (16%) while international sales increased $6.9 million (23%) during the current quarter. Year-to-date, domestic sales increased $7.0 million (16%) while international sales increased $9.8 million (16%). Sales increased primarily due to higher sales volumes and due in part to the Auburn Group's fiscal 1997 third quarter acquisition of Ealing Electro-Optics in Watford, England. Partially offsetting these increases was the impact of the strengthening of the U.S. dollar against major foreign currencies in the current quarter and six months ended March 28, 1998, compared to the same periods last year, causing international sales to be lower by $1.6 million and $5.2 million, respectively.

     The gross profit rate decreased to 49% from 54% in the current quarter compared to the same quarter one year ago and decreased to 50% from 52% for the six months ended March 28, 1998, compared to the same period one year ago. The decreases in gross margin were primarily attributable to manufacturing problems associated with yield issues on key purchased components and due in part to the strengthening of the U.S. dollar against the major foreign currencies.

MEDICAL

     Medical net sales increased by $4.6 million (12%) and $5.6 million (7%) for the second quarter and six months ended March 28, 1998, respectively, compared to the corresponding prior year periods. Domestic sales increased $3.2 million (17%) while international sales increased $1.4 million (7%) during the current quarter. Year-to-date, domestic sales increased $7.0 million (19%) while international sales decreased $1.4 million (3%). The increases in domestic sales over the same prior year periods resulted primarily from increased sales volumes of aesthetic products. The year-to-date decrease in international sales resulted primarily from the strengthening of the U.S. dollar against the major foreign currencies. Such strengthening of the U.S. dollar against the major foreign currencies in the current quarter and six months, compared to the same periods one year ago, caused international sales to be lower by $0.7 million and $2.2 million, respectively.

     The gross profit rate decreased to 51% and 52% for the current quarter and year-to-date, compared to 54% for both corresponding prior year periods. The decreases in gross margins were primarily due to lower sales and margins on skin resurfacing products and higher manufacturing start-up costs related to several products introduced at the same time, and due in part to a strengthening of the U.S. dollar against the major foreign currencies.

OPERATING EXPENSES

                                        Second Quarter          First Half
                                       1998       1997       1998       1997
                                     -----------------------------------------
                                                    (IN THOUSANDS)
Research & development                $11,608    $ 8,723    $22,036    $17,448
Purchased in-process technology                                          9,315
Selling, general & administrative      30,767     26,201     60,702     53,384
-------------------------------------------------------------------------------
Total operating expenses              $42,375    $34,924    $82,738    $80,147
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

    Total operating expenses increased by $7.5 million (21%) during the second quarter compared to the same period last year and as a percentage of sales increased to 40% from 38%. Exclusive of the first quarter of fiscal 1997 write-off of purchased in-process technology, year-to-date, total operating expenses increased $11.9 million (17%) from the same prior year period and as a percentage of sales increased to 40% from 38%.

    Research and development (R&D) expenses increased $2.8 million (33%) during the current quarter compared to the same period last year and as a percentage of sales, increased to 11% from 10%. Year-to-date, R&D expense (exclusive of the aforementioned write-off of purchased in-process technology) increased $4.6 million (26%) compared to the same period one year ago and increased as a percentage of sales from 9% to 11%. The increases are due to increased spending for new projects.

    Sales, marketing and service expense increased $1.7 million (9%) for the current quarter and decreased as a percentage of sales from 21% to 20% compared to the same period last year. Year-to-date, such expenses increased $5.1 million (13%) and increased as a percentage of sales from 20% to 21% compared to the same period last year. Year-to-date increase as percentage of sales occrued in both business segments primarily due to recent business acquisitions, increased costs associated with higher headcount and higher costs associated with the Asia Pacific region.

    Administration expenses increased $2.9 million (41%) and $2.3 million (14%) for the current quarter and year-to-date, respectively, compared to the same periods a year ago. As a percentage of sales, such expenses increased 1% of sales for both periods. The increases are primarily due to increased amortization of intangibles and higher costs associated with increased headcount in Asia-Pacific.

OTHER INCOME (EXPENSE)

    Year-to-date, other income, net, decreased to net expense of $0.4 million compared to net income of $0.3 million in the same period last year. Other income decreased $0.5 million, year-to-date, due primarily to the prior year rental income on the former headquarters facility which was sold in May 1997.

INCOME TAXES

    The Company's effective tax rate for the current quarter was 34% compared to 37% for the same quarter last year. The Company's proforma effective tax rate for six months ended March 28, 1998 (excluding the $9.3 million write-off of purchased in-process technology) was 35% compared to 37% for the same prior year period. The Company's effective tax rate for the quarter and year-to-date decreased as a result of increases in foreign tax credit utilization, foreign sales corporation benefits and changes in income by taxing jurisdiction.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are cash, cash equivalents and short-term investments of $15.3 million. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $52.8 million. As of March 28, 1998, the Company had $41.0 million unused and available under these credit facilities.


CHANGES IN FINANCIAL CONDITION

    Cash and cash equivalents decreased $12.3 million (58%) from September 27, 1997. Operations and changes in exchange rates provided $4.4 million, including $4.0 million in net proceeds from short-term investments. Investing activities used $14.2 million, including $9.7 million used to acquire property and equipment, net and $3.3 million used to acquire distribution rights, and other, net used $1.2 million. Financing activities used $2.6 million with debt repayments, net of $5.8 million offset by $3.2 million from the sale of shares under employee stock plans.

    Trade receivables, net, increased $11.4 million (12%) from September 27, 1997 primarily due to increased sales volumes in the Electro-Optical segment and longer payment terms for customers in the Asia-Pacific region.

    Net inventories increased $14.9 million (17%) from September 27, 1997 primarily due to new product development in the medical segment and increased bookings in both the medical and Electro-Optical business segments.

    Short-term borrowings decreased $6.5 million (34%) primarily due to the repayment of borrowings used to finance the acquisition of CEEL.

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


ITEM 1.   Material developments in connection with legal proceedings.
          N/A

ITEM 2.   Material modification of rights of registrant's securities.
          N/A

ITEM 3.   Defaults on senior securities.
          N/A

ITEM 4.   Submission of Matters to a Vote of Security Holders
          N/A

          On March 27, 1998, the Annual Meeting of Shareholders of Coherent, Inc. was held in Santa Clara, California.

          The following individuals were elected to the Board of Directors of Coherent, Inc.:

                    Bernard J. Couillaud          Henry E. Gauthier
                    Charles W. Cantoni            Frank P. Carrubba
                    Thomas Sloan Nelsen           Jerry E. Robertson

          Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

                                                       Affirmative    Negative
                                                          Votes         Votes
                                                      ------------------------
    1.   Proposal to approve the amendment of the        9,677,711     282,927
         Company's Productivity Incentive Plan to
         remove the 90-day eligibility period under
         Plan.

    2.   Proposal to ratify the appointment of          10,012,642      24,599
         Deloitte & Touche LLP as independent
         public accountants to the Company for the
         fiscal year ending September 26, 1998.

ITEM 5.  Other.
         N/A

ITEM 6.  Exhibits and Reports on Form 8-K.
         Exhibit 27.1 "Financial Data Schedules" included herewith.
         Exhibit 27.2 "Financial Data Schedules" restated for fiscal years ended September 27, 1997 and September 28, 1996.
         Exhibit 27.3 "Financial Data Schedules" restated for quarters ending December 28, 1996, March 29, 1997, June 28, 1997 and December 27, 1997

                                    COHERENT, INC.

                                      SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                    COHERENT, INC.

                                     (Registrant)










Date: May 4, 1998       By: ROBERT J. QUILLINAN
                            -----------------------------------------------
                            Robert J. Quillinan
                            Executive Vice President and Chief Financial Officer