Form 10-Q
period 1998-06-27
COHERENT INC
filed 1998-08-04
CIK 21510

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                               ----------------------
                                     FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 1998

                                        OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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
                             THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes         No
                           ----        -----

                        APPLICABLE ONLY TO CORPORATE ISSUES:

The number of shares outstanding of registrant's common stock, par value $.01 per share, at July 27, 1998 was 23,705,299 shares

                                   COHERENT, INC.

                                       INDEX

                                                                     Page No.
                                                                     --------
PART I.   FINANCIAL INFORMATION:

    Consolidated Condensed Statements of Operations --
      Three months and nine months ended  June 27, 1998
      and June 28, 1997                                                   3

    Consolidated Condensed Balance Sheets --
      June 27, 1998 and September 27, 1997                                4

    Consolidated Condensed Statements of Cash Flows --
      Nine months ended June 27, 1998 and June 28, 1997                   5

    Notes to Consolidated Condensed Financial Statements                  6

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 9

PART II.  OTHER INFORMATION                                              14

SIGNATURES                                                               15

                           PART I. FINANCIAL INFORMATION

                          COHERENT, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE                          NINE
                                                   MONTHS  ENDED                  MONTHS ENDED
                                               -----------------------       -----------------------
                                               JUNE 27,       June 28,       JUNE 27,       June 28,
                                                 1998           1997           1998           1997
----------------------------------------------------------------------------------------------------
NET SALES                                      $ 98,552       $102,335       $305,802       $287,213
COST OF SALES                                    53,861         47,754        155,965        134,602
----------------------------------------------------------------------------------------------------
GROSS PROFIT                                     44,691         54,581        149,837        152,611
----------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Research and development                    11,598          9,949         33,634         27,397
     Purchased in-process technology                                                           9,315
     Selling, general and administrative         36,104         30,363         96,806         83,747
----------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                         47,702         40,312        130,440        120,459
----------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                    (3,011)        14,269         19,397         32,152
----------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
     Interest and dividend income                   199            282            810          1,040
     Interest expense                              (298)          (292)          (867)          (768)
     Foreign exchange gain (loss)                  (280)            47           (708)          (440)
     Other - net                                   (108)         3,710            (73)         4,238
----------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE), NET                  (487)         3,747           (838)         4,070
----------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                (3,498)        18,016         18,559         36,222
PROVISION FOR INCOME TAXES                       (1,771)         6,666          5,938         16,534
----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                              $ (1,727)        11,350      $  12,621      $  19,688
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE:
     BASIC                                     $   (.07)       $   .50      $     .54      $     .87
     DILUTED                                   $   (.07)       $   .48      $     .53      $     .84
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
SHARES USED IN COMPUTATION:
     BASIC                                       23,487         22,669         23,259         22,597
     DILUTED                                     23,487         23,486         23,800         23,387
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          COHERENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS
               (UNAUDITED; IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)

                                                    JUNE 27,      September 27,
                                                      1998             1997
-------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
     Cash and equivalents                           $ 12,981        $ 21,455
     Short-term investments                            5,912          10,182
     Accounts receivable - net of allowances of
          $4,222 in 1998 and $3,499 in 1997           91,605          95,844
     Inventories                                     104,562          86,446
     Prepaid expenses and other assets                27,121          18,971
     Deferred tax assets                              23,122          22,267
-------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                 265,303         255,165
-------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                               142,335         128,532
ACCUMULATED DEPRECIATION AND AMORTIZATION            (64,260)        (56,708)
-------------------------------------------------------------------------------
     Property and equipment - net                     78,075          71,824
-------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
     $6,438 in 1998 and $7,199 in 1997                12,096          13,372
OTHER ASSETS                                          24,722          21,289
-------------------------------------------------------------------------------
                                                    $380,196        $361,650
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term borrowings                          $ 11,858        $ 19,235
     Current portion of long-term obligations          1,075           3,629
     Accounts payable                                 16,574          18,039
     Income taxes payable                             11,289           9,286
     Other current liabilities                        55,592          52,288
-------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                             96,388         102,477
-------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS                                 10,406           9,665
OTHER LONG-TERM LIABILITIES                          14,155          13,927
MINORITY INTEREST IN SUBSIDIARIES                      5,183           4,348

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01
          Authorized - 100,000 shares
          Outstanding 23,694 in 1998 and
          22,926 in 1997                                  235            228
     Additional paid-in capital                       101,898         90,750
     Unrealized loss on marketable investments           (147)
     Notes receivable from stock sales                   (156)           (98)
     Retained earnings                                152,707        140,086
     Accumulated translation adjustment                  (473)           267
-------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                            254,064        231,233
-------------------------------------------------------------------------------
                                                     $380,196       $361,650
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          COHERENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (UNAUDITED; IN THOUSANDS)

                                                                   NINE
                                                               MONTHS ENDED
                                                           --------------------
                                                           JUNE 27,    June 28,
                                                             1998        1997
-------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
OPERATING ACTIVITIES:
     Net income                                            $  12,621   $ 19,688
     Adjustments to reconcile to net cash
          provided by operating activities:
          Write-off of purchased in-process technology                    9,315
          Purchases of short-term investments               (107,901)   (63,611)
          Proceeds from sales of short-term investments      112,171     75,700
          Changes in assets and liabilities                  (21,949)   (40,816)
          Depreciation and amortization                       12,641     10,242
          Other adjustments                                    1,089      1,147
-------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      8,672     11,665
-------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Purchases of property and equipment, net                (15,367)    (9,920)
     Acquisition of Ealing                                               (9,500)
     Acquisition of Tutcore and Micracor,
          net of cash acquired                                           (5,200)
     Acquisition of distribution rights                       (3,320)
     Other  - net                                             (1,022)      (973)
-------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                       (19,709)   (25,593)
-------------------------------------------------------------------------------
FINANCING ACTIVITIES:
     Long-term debt borrowings                                 2,333      3,277
     Long-term debt repayments                                (1,191)    (3,245)
     Notes payable borrowings                                 15,220     24,374
     Notes payable repayments                                (21,111)   (13,233)
     Sales of shares under employee stock plans                6,682      4,455
-------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,933     15,628
-------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
     ON CASH AND EQUIVALENTS                                     630        985
-------------------------------------------------------------------------------
     Net increase (decrease) in cash and equivalents          (8,474)     2,685
     Cash and equivalents beginning of period                 21,455      9,214
-------------------------------------------------------------------------------
CASH AND EQUIVALENTS END OF PERIOD                         $  12,981   $ 11,899
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Repayment of long-term debt by issuance of shares     $   2,875
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

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

2. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

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

     The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:

                                                          Three Months Ended             Nine Months Ended
                                                       June 27,        June 28,       June 27,       June 28,
                                                         1998            1997          1998            1997
                                                      --------------------------     -------------------------
     Weighted average shares outstanding - Basic       23,487,000     22,699,000     23,259,000     22,597,000
          Dilutive share equivalents                                     787,000        541,000        790,000
                                                      -----------    -----------    -----------    -----------
     Weighted average shares and equivalents -
          Diluted                                      23,487,000     23,486,000     23,800,000     23,387,000
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------

     Net income (loss) for basic and diluted
          earnings per share computation              $(1,727,000)   $11,350,000    $12,621,000    $19,688,000
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------

     No dividends were paid in fiscal 1998 or 1997.

3.   Balance Sheet Detail:

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                                June 27,       September 27,
                                                  1998             1997
     -----------------------------------------------------------------------
                                                      (IN THOUSANDS)

     Purchased parts and assemblies             $ 31,127          $25,756
     Work-in-process                              36,047           28,917
     Finished goods                               37,388           31,773
     -----------------------------------------------------------------------
     Net inventories                            $104,562          $86,446
     -----------------------------------------------------------------------
     -----------------------------------------------------------------------

     Prepaid expenses and other assets consist of the following:

                                                June 27,       September 27,
                                                  1998             1997
     -----------------------------------------------------------------------
                                                      (IN THOUSANDS)

     Prepaid expenses and other                  $14,180          $ 8,240
     Prepaid income taxes                         12,941           10,731
     -----------------------------------------------------------------------
     Prepaid expenses and other assets           $27,121          $18,971
     -----------------------------------------------------------------------
     -----------------------------------------------------------------------

     Other assets consist of the following:

                                                June 27,       September 27,
                                                  1998             1997
     -----------------------------------------------------------------------
                                                      (IN THOUSANDS)

     Intangibles and other assets                 $23,196         $19,878
     Assets held for investment                     1,526           1,411
     -----------------------------------------------------------------------
     Other assets                                 $24,722         $21,289
     -----------------------------------------------------------------------
     -----------------------------------------------------------------------

     Other current liabilities consist of the following:

                                                June 27,       September 27,
                                                  1998             1997
     -----------------------------------------------------------------------
                                                      (IN THOUSANDS)

     Accrued payroll and benefits                $17,801          $18,814
     Accrued expenses and other                   14,000           14,648
     Deferred income                              10,298            9,193
     Reserve for warranty                         10,112            7,498
     Customer deposits                             3,381            2,135
     -----------------------------------------------------------------------
     Other current liabilities                   $55,592          $52,288
     -----------------------------------------------------------------------
     -----------------------------------------------------------------------

     Other long-term liabilities consist of the following:

                                                June 27,       September 27,
                                                  1998             1997
     -----------------------------------------------------------------------
                                                      (IN THOUSANDS)

     Deferred income and other                   $11,698          $ 9,017
     Environmental remediation costs               1,269            1,336
     Deferred tax liabilities                      1,188            3,574
     -----------------------------------------------------------------------
     Other long-term liabilities                 $14,155          $13,927
     -----------------------------------------------------------------------
     -----------------------------------------------------------------------


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

     Management believes that the Company's probable, nondiscounted net liability at June 27, 1998 for remaining costs associated with the above environmental matters is $1.1 million which has been previously accrued. This amount consists of total estimated probable costs of $1.5 million ($0.2 million included in other current liabilities and $1.3 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $0.4 million included in other assets from other parties named to the order.


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

     Similarly, the Company conducts a significant portion of its business internationally. International sales accounted for 55% of the Company's sales for fiscal 1997 and were 56% of total sales for the current quarter and 55% for the nine months ended June 27, 1998, respectively. The Company expects that international sales will continue to account for a significant portion of its net sales in the future. The Company's international sales occur through its international subsidiaries, (some of which also perform research, development, manufacturing and service functions), and from exports from its U.S. operations. As a result, the Company's international sales and operations are subject to the risks of conducting business internationally, including fluctuations in foreign exchange rates, which could affect the sales price in local currencies of the Company's products in foreign markets as well as the Company's local costs and expenses of its foreign operations. The Company uses forward exchange and currency swap contracts, and other risk management techniques, to hedge its exposure to currency fluctuations relating to its intercompany transactions and certain firm foreign currency commitments; however, its international subsidiaries remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

     Since inception in 1966, the Company has grown through a combination of internal expansion, joint ventures and strategic acquisitions of companies with related technologies and products. Coherent is a technical leader in every market it serves. Driven by new product application innovations, Coherent has approximately 189 U.S. patents in force, and over the past several years has committed approximately 10% of annual revenues to research and development efforts.

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

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

     The Company recorded a net loss for the current quarter of $1.7 million ($.07 per diluted share) and net income for the nine months ended June 27, 1998 of $12.6 million ($.53 per diluted share), compared to proforma net income of $11.4 million ($.48 per diluted share) and $28.7 million $1.22 per diluted share) (excluding the $9.0 million after-tax write-off of purchased in process technology during the first quarter of fiscal 1997) in the corresponding prior year periods. The decreases in current quarter and year-to-date net income over the prior year quarter and year-to-date proforma net income were primarily attributable to the performance of our medical group not meeting expectations and the continued negative impact of the strengthening dollar against the Japanese Yen and other major foreign currencies. Actual net income for the prior year-to-date was $19.7 million ($.84 per diluted share).

NET SALES AND GROSS PROFITS

                              THIRD QUARTER           NINE MONTHS
NET SALES                    1998        1997       1998        1997
---------                  ------------------     --------------------
CONSOLIDATED:
     Domestic              $43,434    $ 50,385    $137,210    $130,160
     International          55,118      51,950     168,592     157,053
                           -------------------------------------------
     Total                 $98,552    $102,335    $305,802    $287,213
                           -------------------------------------------
                           -------------------------------------------

ELECTRO-OPTICAL:
     Domestic              $27,132     $27,613    $ 77,312    $ 70,814
     International          38,358      29,406     106,293      90,534
                           -------------------------------------------
     Total                 $65,490     $57,019    $186,605    $161,348
                           -------------------------------------------
                           -------------------------------------------

MEDICAL:
     Domestic              $16,302     $22,772    $ 59,898    $ 59,346
     International          16,760      22,544      59,299      66,519
                           -------------------------------------------
     Total                 $33,062     $45,316    $119,197    $125,865
                           -------------------------------------------
                           -------------------------------------------

CONSOLIDATED

     The Company's sales for the current quarter decreased $3.8 million (4%) while the Company's sales for the nine months ended June 27, 1998 increased $18.6 million (6%) from the same periods a year ago. During the current quarter, domestic sales decreased $7.0 million (14%) while international sales increased $3.2 million (6%). Year to date, domestic sales increased $7.1 million (5%) while international sales increased $11.5 million (7%). The strengthening of the U.S. dollar against major foreign currencies during the current quarter and nine months ended June 27, 1998, compared to the same periods last year, adversely impacted international sales by $3.1 million and $10.5 million, respectively. Reported international sales for the third fiscal quarter and nine months ended June 27, 1998 represent 56% and 55% of total outside sales, respectively.

     The gross profit rate decreased to 45% for the current quarter from 53% for the same period last year and decreased to 49% for the nine months ended June 27, 1998 compared to 53% for the same period one year ago. Factors contributing to the decline were the strong U.S. dollar, and the following, occurring primarily in the medical business: a less favorable product mix with lower sales of high margin aesthetic products, lower average selling prices, lower manufacturing throughput, as well as higher inventory related costs, warranty costs and manufacturing variances. These factors were partially offset by sales of the new LightSheer-TM- hair removal laser, manufactured by Star Medical Technologies, Inc.(a subsidiary of Palomar Medical Technologies, Inc.), for which Coherent recognizes a commission for its selling efforts.

ELECTRO-OPTICAL

     Electro-Optical net sales increased $8.5 million (15%) and $25.3 million (16%) for the third quarter and nine months ended June 27, 1998, respectively, compared to the corresponding prior year periods. Domestic sales decreased $.5 million (2%) while international sales increased $9.0 million (30%) during the current quarter. Year-to-date, domestic sales increased $6.5 million (9%) while international sales increased $18.8 million (21%). Sales increased primarily due to higher sales volumes in commercial solid state products and in the lithography business and due in part to the Auburn Group's fiscal 1997 third quarter acquisition of Ealing Electro-Optics in Watford, England. Partially offsetting these increases was the impact of the strengthening of the U.S. dollar against major foreign currencies in the current quarter and nine months ended June 27, 1998, compared to the same periods last year, adversely impacting international sales by $2.1 million and $7.3 million, respectively.

     The gross profit rate decreased to 47% from 51% in the current quarter compared to the same quarter one year ago and decreased to 49% from 52% for the nine months ended June 27, 1998, compared to the same period one year ago. The decreases in gross margin were primarily attributable to a change in mix to lower margin products, the strengthening of the U.S. dollar against the major foreign currencies and higher manufacturing variances for certain new products.

MEDICAL

     Medical net sales decreased by $12.2 million (27%) and $6.7 million (5%) for the third quarter and nine months ended June 27, 1998, respectively, compared to the corresponding prior year periods. Domestic and international sales decreased $6.4 million (28%) and $5.8 million (26%), respectively, during the current quarter. Year-to-date, domestic sales increased $.5 million (1%) while international sales decreased $7.2 million (11%). The decreases in sales over the same prior year periods resulted primarily from decreased sales volumes, higher sales returns and allowances and lower average selling prices, as well as from the strengthening of the U.S. dollar against the major foreign currencies. Such strengthening of the U.S. dollar against the major foreign currencies in the current quarter and nine months, compared to the same periods one year ago, contributed to the decrease in international sales by $1.1 million and $3.2 million, respectively.

     The gross profit rate decreased to 41% from 56% in the current quarter compared to the same quarter one year ago and decreased to 49% from 55% for the nine months ended June 27, 1998 compared to the same period one year ago. The decreases in gross margins were primarily due to lower sales and margins on skin resurfacing products, lower manufacturing throughput, as well as higher inventory related costs, warranty costs and manufacturing variances, and due in part to a strengthening of the U.S. dollar against the major foreign currencies. These factors were partially offset by the inaugural sales of the new LightSheer-TM- hair removal laser, for which Coherent recognizes a commission for its selling efforts.

OPERATING EXPENSES

                                        Third Quarter          Nine Months
                                        1998      1997       1998       1997
                                      ----------------------------------------
                                                   (IN THOUSANDS)
Research & development                $11,598   $ 9,949   $  33,634   $ 27,397
Purchased in-process technology                                          9,315
Selling, general & administrative      36,104    30,363      96,806     83,747
                                      ----------------------------------------
Total operating expenses              $47,702   $40,312    $130,440   $120,459
                                      ----------------------------------------
                                      ----------------------------------------

     Total operating expenses increased by $7.4 million (18%) during the third quarter compared to the same period last year and as a percentage of sales increased to 48% from 39%. Exclusive of the first quarter of fiscal 1997 write-off of purchased in-process technology, year-to-date, total operating expenses increased $19.3 million (17%) from the same prior year period and as a percentage of sales increased to 43% from 39%.

     Research and development (R&D) expenses increased $1.7 million (17%) during the current quarter compared to the same period last year and as a percentage of sales, increased to 12% from 10%. Year-to-date, R&D expense (exclusive of the aforementioned write-off of purchased in-process technology) increased $6.2 million (23%) compared to the same period one year ago and increased as a percentage of sales to 11% from 10%. The dollar increases are due to increased spending for projects, including lithography and, as a percentage of sales, the increases are due to decreased sales volumes.

     Sales, marketing and service expense decreased $1.4 million (6%) for the current quarter and decreased as a percentage of sales from 22% to 21% compared to the same period last year. Year-to-date, such expenses increased $3.6 million (6%) and as a percentage of sales remained at 21% compared to the same period last year. The current quarter decreases were primarily due to reduced expenses in the medical segment as a result of decreased sales volumes. The year-to-date dollar increase, in the electro-optical segment, is primarily due to recent business acquisitions, increased costs associated with higher headcount and higher costs associated with the Asia-Pacific region.

     Administration expenses increased $7.2 million (88%) and $9.4 million (40%) for the current quarter and year-to-date, respectively, compared to the same periods a year ago. As a percentage of sales, such expenses increased to 16% from 8% for the current quarter and to 11% from 8% for the year-to-date compared to the same periods one year ago. Restructuring costs of $2.9 million related to personnel actions in the medical segment, closure of the Tucson, Arizona facility and the relocation of the medical segment to a new facility contributed to the increases. Remaining increases are primarily due to increased amortization of intangibles and the Ealing Electro-Optics acquisition.

OTHER INCOME (EXPENSE)

     Year-to-date, other income, net, decreased to net expense of $.8 million compared to net income of $4.1 million in the same period last year. Other income decreased $4.9 million, year-to-date, due primarily to the May 1997 $3.5 million gain on the sale of the former headquarters facility.

INCOME TAXES

     The Company's proforma effective tax rate for the nine months ended June 27, 1998 was 32% compared to 37% (excluding the $9.3 million write-off of purchased in-process technology) for the same prior year period. The Company's effective tax rate decreased as a result of increases in foreign tax and R&D credits utilization, foreign sales corporation benefits and changes in income by taxing jurisdiction as well as the proportionately greater impact of these items due to lower income before taxes in the current period.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash, cash equivalents and short-term investments of $18.9 million. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $52.4 million. As of June 27, 1998, the Company had $39.1 million unused and available under these credit facilities.

CHANGES IN FINANCIAL CONDITION

     Cash and cash equivalents decreased $8.5 million (39%) from September 27, 1997. Operations and changes in exchange rates provided $9.3 million, including $4.3 million in net proceeds from short-term investments. Investing activities used $19.7 million, including $15.4 million used to acquire property and equipment, net and $3.3 million used to acquire distribution rights, and other, net used $1.0 million. Financing activities provided $1.9 million with debt repayments, net of $4.8 million offset by $6.7 million from the sale of shares under employee stock plans.

     Net inventories increased $18.1 million (21%) from September 27, 1997 primarily due to new product development and decreased current quarter sales in the medical segment and increased bookings in the Electro-Optical business segment.

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





                               COHERENT, INC.

                               (Registrant)






Date: August 4, 1998       By: ROBERT J. QUILLINAN
                               --------------------------------------------
                               Robert J. Quillinan
                               Executive Vice President and Chief Financial
                               Officer