Form 10-K405
period 1998-09-26
COHERENT INC
filed 1998-12-16
CIK 21510

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 26, 1998
                                         or
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

     As of November 17, 1998, 23,870,303 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported by the NASDAQ National Market System on November 17,
1998) of Coherent, Inc., held by nonaffiliates was $207,527,198. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed prior to February 26, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K.

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

RISK FACTORS

COMPETITIVE ENVIRONMENT. Coherent encounters aggressive competition in all areas of its business activity. Coherent's competitors are numerous, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. Coherent competes primarily on the basis of technology, performance, price, quality, reliability, distribution, customer service and support. To remain competitive, Coherent will be required to continue to develop or acquire new products, periodically enhance its existing products and compete effectively in the areas described above.

NEW PRODUCT INTRODUCTIONS. Coherent's future operating results are dependent on its ability to rapidly develop, manufacture and market technologically innovative products that meet customers' needs. In addition, after the products are developed, Coherent must quickly manufacture such products in sufficient volumes at acceptable costs to meet demand. Without the introduction of new products and product enhancements, Coherent's general product offerings are likely to become technologically obsolete. There can be no assurance that such new products, if and when introduced, will receive market acceptance. However, Coherent anticipates that it will continue to incur significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products.

INTERNATIONAL SALES. The Company conducts a significant portion of its business internationally. International sales accounted for 55% of the Company's sales for fiscal 1998 and 1997. The Company expects that international sales will continue to account for a significant portion of its net sales in the future. A significant amount of these sales occur through its international subsidiaries, (some of which also perform research, development, manufacturing and service functions) and from exports from its U.S. operations. As a result, the Company's international sales and operations are subject to the risks of conducting business internationally, including fluctuation in foreign exchange rates, which could affect the sales price in local currencies of the Company's products in foreign markets as well as the Company's local costs and expenses of its foreign operations. The Company uses forward exchange, currency swap contracts, currency options and other risk management techniques, to hedge its exposure to currency fluctuations relating to its intercompany transactions and certain firm foreign currency commitments; however, its international subsidiaries remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

ASIA-PACIFIC. Recent economic trends, particularly in the Asia-Pacific marketplace, have caused a heightened awareness of the impact this portion of the world's economy can have on the overall economy. As the Asia-Pacific market currently represents almost one-third of the worlds buying power and approximately 24% and 25% of Coherent's fiscal 1998 and 1997 sales, respectively, are to this region, changes in this area's economic growth rate may impact suppliers of product into that market. While the actual magnitude of the business at risk is unknown, it is likely that capital spending in this market will decrease which could have an adverse impact on Coherent's sales and results of operations.

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

VOLATILITY OF STOCK PRICE. The market price of Coherent's Common Stock may be affected by quarterly fluctuations in Coherent's operating results, announcements by Coherent or its competitors of technological innovations or new product introductions and other factors. If revenue or earnings in any quarter fail to meet expectations of the investment community, there could be an immediate impact on Coherent's stock price. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, particularly among stocks of high technology companies, which, on occasion, have been unrelated to the operating performance of particular companies. Factors not directly related to Coherent's performance, such as negative industry reports or disappointing earnings announcements by publicly traded competitors, may have an adverse impact on the market price of Coherent's common stock. See
Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters".

PATENTS.  The laser industry is characterized by frequent litigation regarding
patent and other intellectual property rights.   Because patent applications are
maintained in secrecy in the United States until such patents are issued and are maintained in secrecy for a period of time outside the United States, the Company can conduct only limited searches to determine whether its technology infringes any patents or patent applications. Any claims for patent infringement could be time-consuming, result in costly litigation, divert technical and management personnel, cause shipment delays, require the Company to develop non-infringing technology or to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the laser industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could have a negative impact on gross margins. There can be no assurance that necessary licenses would be available to the Company on satisfactory terms, or that the Company could redesign its products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling some of its products. This could have a material adverse effect on the Company's business, results of operations and financial condition. Conversely, costly and time consuming litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

GOVERNMENT REGULATION. The medical devices marketed and manufactured by the Company are subject to extensive regulation by the FDA and some foreign governments. Pursuant to the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must obtain market clearance through either the 510(k) premarket notification process or the lengthier premarket approval ("PMA") application process. Compliance with this process is expensive and time-consuming. Noncompliance with applicable requirements, including good manufacturing practices ("GMP") can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by the Company.

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

EARTHQUAKES. A substantial portion of Coherent's research and development activities, manufacturing, its corporate headquarters and other critical business operations are located near major earthquake faults. Operating results could be materially affected in the event of an earthquake or other natural disaster.

YEAR 2000 COMPLIANCE. As is true for most companies, the Year 2000 computer issue creates a risk for Coherent. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The risk for Coherent exists in four areas: (i) information technology used by the Company to run its business, (ii) systems used by the Company's suppliers, (iii) potential warranty or other claims from Coherent's customers, and (iv) the potential for reduced spending by customers for Coherent's products as a result of significant spending on Year 2000 issues and related adverse effects of such issues on the customer's business. The Company is currently evaluating its exposure in all of these areas.

Coherent is in the process of conducting a comprehensive inventory and evaluation of its internal systems, equipment and facilities, which will be completed by March 1999. The Company has a number of projects underway to replace or upgrade systems, equipment and facilities that are already known to be Year 2000 non-compliant and expects to be substantially complete with these projects by February 1999. At this time, the Company has not determined a most reasonablly likely worst case scenario if its Year 2000 remediation efforts are unsuccessful. The Company has not developed alternative plans if upgrade or replacement is not feasible. The Company will consider the need for such plans upon completion of its assessment of the Year 2000 risk in March 1999. For the Year 2000 non-compliance issues identified to date, the cost of upgrade or replacement has been less than $0.1 million through September 26, 1998. The Company currently has budgeted an additional $0.6 million through December 31, 1999 for system upgrades and replacements which it expects to capitalize. The cost of the upgrades or replacements in the future is not expected to materially affect the Company's operating results and will be funded by working capital generated by operations. The Company expects to estimate its additional costs for Year 2000 compliance, if any, by the end of the 1998 calendar year and adjust its budget accordingly. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operation or financial condition could be adversely affected. However, the Company believes that it will be able to complete its Year 2000 compliance review and make any necessary system modifications prior to any adverse consequences.

Coherent is also in the process of contacting its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant and expects to complete this process by April 1999 for all critical suppliers. Where practical, Coherent will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. In the event that suppliers are not Year 2000 compliant, the Company may seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition.

The Company believes the large majority of its current products are Year 2000 compliant; however, since all customer situations cannot be anticipated, particularly those involving third party products, Coherent may see an increase in warranty and other claims as a result of the Year 2000 transition. While litigation regarding Year 2000 compliance issues is expected to escalate, the Company does not believe that the impact of customer claims would materially affect the Company's results of operations or financial condition.

Year 2000 compliance is an issue for virtually all businesses, whose systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from the purchase of Coherent products and services. Such changes in customers' spending patterns could have an adverse impact on the Company's sales, but the impact on operating results and financial condition is not known at this time.

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

INDUSTRY LEADERSHIP

     Since inception in 1966, the Company has grown through a combination of internal expansion, joint ventures and strategic acquisitions of companies with related technologies and products. Coherent is a technical leader in every market it serves. Driven by new product application innovations, Coherent has approximately 200 U.S. patents in force, and over the past several years has committed from 10% to 11% of annual revenues to research and development efforts.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The sales and operating results of both industry segments and the identifiable assets attributable to such industry segments for the three years ended September 26, 1998 are set forth in Note 12, "Business Segments", of the Notes to Consolidated Financial Statements.

PRODUCTS

BUSINESS STRUCTURE

     Coherent's business structure reflects its two major business segments, Medical and Electro-Optical. Medical serves the medical-surgical community, while Electro-Optical serves the needs of scientific and commercial customers (both end users and OEMs), including customers who purchase components.


PRODUCT AND MARKET APPLICATIONS

     Coherent currently produces more than 150 lasers, laser systems, precision optics and component products. Medical products range in price from $25,000 to $500,000. Scientific and commercial products range from $10,000 to $450,000. Component products (including diodes) range in price from $500 to $50,000 and consist of semiconductor lasers, precision optics, thin film coatings, accessories, laser measurement and testing instruments. Some of the applications within Coherent's market segments are shown in the table below:

     APPLICATIONS BY MARKET

          MEDICAL                       SCIENTIFIC                    COMMERCIAL
          -------                       ----------                    ----------
          Ophthalmology                 Spectroscopy                  Optics & Optical Coating
          Photorefractive Keratectomy   Chemistry                     Semiconductor Processing &
          Aesthetic Surgery             Photochemistry                     Inspection
          Dermatology/Plastic Surgery   Physics                       DUV Photolithography
          Cosmetic and Reconstructive   Viral Research                Interferometric Wafer Inspection
               Surgery                  Genetics                      Machine Vision
          Orthopedics                   Environmental Research        Marking
          Urology                       Semiconductor Research        Materials Processing & Control
          Gynecology                    Biology                       Process Control
          Otolaryngology                Biochemistry                  Magnetic Disk Texturing
          Neurological Surgery          Engineering                   Video & CD-ROM Disk Mastering
          Oral Maxillofacial Surgery    Forensics                     Stereolithography/Rapid
          Oncology                      Holography                         Prototyping
          Podiatry                      Isotope Separation            Reprographics/Printing
          General Surgery               Metrology                     Graphic & Architectural Displays
          Medical Therapy               Non-destructive Testing       Multimedia Entertainment
          Medical Imaging               Combustion Analysis           Micromachining
                                                                      Flow Cytometry
                                                                      Analytical Instrumentation
                                                                      Pulsed Laser Deposition
                                                                      Telecommunications
                                                                      Photomask Production
                                                                      Confocal Microscopy
                                                                      PCB Via Drilling
                                                                      Direct PCB Imaging
                                                                      Laser Pumping
                                                                      Medical Instrumentation


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

     In urology, the VersaPulse-Registered Trademark- Select-TM- holmium laser is emerging as a revolutionary option for lithotripsy. With the advent in the mid-1990's of more flexible, miniturized endoscopic devices, all areas of the urinary system could be accessed, opening the door for new treatment options. The holmium laser, coupled with flexible fiber optic delivery devices has proven to be the most effective lithotrite and the VersaPulse Select is the choice of leading urologists around the world.

     In 1994, Coherent introduced the VersaPulse Select Dual Wavelength laser for urology. For the first time, two complementary laser wavelengths, Holmium and ND:YAG, were incorporated in one system. Via a single delivery device and with the touch of a foot pedal, the surgeon can quickly switch from the precise cutting and ablation of Holmium to the deep penetration and coagulation of Nd:YAG. This combination not only allows maximal versatility in treating the broadest range of urologic applications but also provides maximal utilization of the VersaPulse Select within the surgical arena.

     In 1998, Coherent was the first Company to obtain FDA clearance for Holmium laser prostatectomy. This procedure replaces the conventional treatment, transurethral resection of the prostrate (TURP), with a procedure that offers identical surgical effects with less morbidity, shorter hospitalization, and a quicker return to normal activity. The VersaPulse Select-TM- is quickly becoming the standard of care for the urologist.

     AESTHETIC PRODUCTS

     Coherent is a leading supplier of lasers to the rapidly growing aesthetic laser market. Starting in 1994, with the UltraPulse-TM- for treatment of wrinkles, Coherent has introduced a complete line of innovative laser products for aesthetic procedures including laser skin resurfacing, cosmetic eyelid surgery, treatment of tattoos, treatment of pigmented lesions, treatment of vascular lesions including leg veins, and laser-assisted hair transplant. In addition, in November 1997 Coherent became the exclusive distributor for Palomar Medical Technologies, Inc.'s laser-based hair removal products throughout most of the world.

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

     In November 1997, Coherent signed an agreement with Palomar Medical Technologies for laser-based hair removal systems. Coherent is the exclusive distributor for Palomar's laser-based hair removal systems in the United States, the Far East and most countries in Europe. Coherent is responsible for sales, marketing, service, training and education. Palomar is responsible for design, development and manufacture of its laser-based hair removal systems.

     In February 1998, Coherent introduced the LightSheer-TM- Diode Laser System for laser hair removal. This compact, solid-state system manufactured by Star Medical Systems, a subsidiary of Palomar Medical Technologies, is the only high energy, short pulse diode laser system available for hair removal. The treatment light is generated by high power diode arrays using patented packaging and cooling technology. The high efficiency of the diodes eliminates the requirement for special facilities. Installation is done by the user and the system can be easily transported to multiple locations. The diode wavelength is well suited for laser hair removal and when combined with the patented ChillTip-TM- contact skin cooling system, allows treatment of a wide range of patients.

     OPHTHALMIC PRODUCTS

     Coherent pioneered the use of lasers in the ophthalmology market segment 28 years ago and is still the global leader. CMG offers argon and multiple wavelength lasers for photocoagulation and treatment of retinal disease and glaucoma. The Company's Nd:YAG lasers for photodisruption are used for treatment of secondary cataracts. Coherent also sells an excimer refractive surgery system in many countries in the world other than the U.S. for correction of vision disorders including myopia, hyperopia and astigmatism.

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

     In October 1997, Coherent introduced the next generation EPIC-TM-ophthalmic laser system which enables the ophthalmologist to perform most laser treatments with one system. In December 1997, the Company received government approval to sell this product. This three-in-one laser incorporates a new clip-on Nd:YAG laser, a frequency doubled laser and an argon laser. The EPIC laser system is a portable laser which adapts to the ophthalmologists' existing examination slit lamp.

     In 1996, Coherent introduced Selecta 7000, a new Q-switched, frequency doubled laser for the treatment of glaucoma. The treatment involves the selective targeting of trabecular meshwork cells which increases fluid outflow from the eye. There are minimal side effects and the treatment called selective laser trabeculoplasty (SLT) could prove an important advance in glaucoma therapy. The procedure is currently investigational in the U.S. with FDA clearance expected during 1999.

     The medical laser systems manufactured by Coherent's Medical Group are subject to regulation and control by the U.S. Food and Drug Administration and other international regulatory agencies. See "Impact of Medical Device Regulations".

     The laser systems manufactured by the Medical Group typically range in price from $25,000 to $250,000.

ELECTRO-OPTICAL

     Coherent's electro-optical products include lasers and laser systems for scientific, medical research, micromachining, commercial applications, semiconductor inspection, telecommunications, precision optics and related accessories. The principal types of lasers produced by the Company's Electro-Optical segment are argon and krypton ion, excimer, carbon dioxide (CO(2)), liquid dye, Nd:YAG, Titanium:Sapphire (Ti:Sapphire), diode-pumped solid-state (DPSS), and semiconductor lasers (laser diodes). These lasers have a broad range of power and operate in the visible (V), ultraviolet (UV) and infrared (IR) portions of the electromagnetic spectrum. The Company's optics and optical products include special purpose lenses, mirrors and advanced optical coatings. Coherent's electro-optical products are sold for scientific, medical, commercial end users and OEM applications.

     SCIENTIFIC AND COMMERCIAL GROUP

     The Coherent Laser Group (CLG) and Coherent Lambda Physik (CLP), the Company's 80% owned subsidiary in Gottingen, Germany, comprise the Scientific and Commercial Group.

     CLG is headquartered in Santa Clara, California, and is a leading developer and manufacturer of ion, dye, solid-state Nd:YAG, Ti:Sapphire, DPSS, diode and CO(2) lasers for the scientific, OEM and micromachining markets. The lasers sold by CLG are used in basic and applied research in medicine, chemistry, physics, biology, biochemistry, engineering and forensic sciences, and in a variety of commercial applications including materials processing, semiconductor microlithography, stereolithography, interferometric wafer inspection, reprographics, optical disk manufacturing, analytical instrumentation, laser light shows, telecommunications and manufacturing process control.

     In fiscal 1997, the following important events occurred: CLG continued to provide its customers with lasers for a growing range of applications, especially in the CO(2) (i.e., material drilling and marking) and diode-pumped solid state (DPSS) (i.e., disk texturing) product lines. The Group also purchased the assets and technology of Micracor, Inc. of Massachusetts to position CLG for entrance into the telecommunications market. Also, CLG saw continued strong growth for the Lubeck operation, including shipments of the ZT laser for the disk texturing market. With these acquisitions and aforementioned products, CLG has consolidated its patent position in the DPSS area, increased its portfolio of product offerings to better address the commercial and micromachining markets, and has opened up a manufacturing and service entity in Europe for such products. The first shipments of the Verdi-TM-, a CW diode-pumped solid-state visible laser that provides a compact, high-power, efficient option for many scientific and commercial laser applications occurred in fiscal 1997.

     In fiscal 1998, several important events occurred. CLG shipped the first units of Avia, a high-power, high-repetition laser serving the printed circuit board (PCB) via drilling market. In early 1998, CLG also shipped its first Vittesse laser, offering customers a self-contained, maintenance free, Ultrafast alternative. Vittesse is another good example of CLG developing a product for its scientific customers and then leveraging the technology into commercial applications. CLG continued to provide its customers with lasers for the growing range of applications, especially in the CO(2) (i.e., material drilling and marking) and diode-pumped solid state (DPSS) (i.e., reprographics, holography and rapid prototyping) product lines.

Also, CLG saw continued strong growth for the Lubeck operation, including shipments of the 315M minilaser for the reprographics market.

     In fiscal 1998, CLG continued to position itself for penetration into the telecommunications market by forming a joint venture with Fiber Optic Network Solutions (FONS) located in Northboro, Mass. The new entity, CFX Communications Systems, LLC. (CFX), combines the laser systems and optical engineering expertise of Coherent with the transmitter and networking technology of CFX to provide high-powered, broadband transmission products for telecommunications applications.

     Also in fiscal 1998, CLG entered into a worldwide distribution and minority ownership agreement with Microlase, located in Glasgow, Scotland. The agreement provides Microlase with the technical and service support offered by CLG while CLG benefits from the synergy of combining Microlase's products with its own diverse product offerings. Microlase has developed a series of technologically advanced lasers, including extremely narrow linewidth ring lasers and frequency-doubling technology used in scientific research and precise process monitoring. Microlase has also developed a series of promising products based on diode-pumped ultrafast laser sources.

     Coherent Lambda Physik, Coherent's 80% owned subsidiary, develops and manufactures excimer, DPSS, and tunable lasers including dye lasers and optical parametric oscillators (OPOs). These powerful pulsed lasers cover the spectral range from 157 nm to over 4 Mum. Producing UV light without frequency conversion techniques, the excimer laser is very efficient, gaining strong market share in industrial and medical applications. The diode-pumped solid-state developments are driven by the challenge to produce the highest possible frequency conversion efficiencies and beam quality for UV-power with outstanding brilliance at 1 kHz.

     All Lambda Physik products are certified with the CE-mark, a prerequisite for the European market. This is an important milestone of Lambda Physik's quality program and opens up excellent opportunities in the medical and industrial marketplace.

     During fiscal 1997, Lambda Physik improved the Novaline-Litho-TM- 248, an excimer laser for deep ultraviolet (DUV) photolithography systems used in semiconductor processing, to meet customers' needs by significant reduction of bandwidth and pulse-to-pulse amplitude fluctuation. In parallel, new Novaline medium and narrow bandwidth models for the more advanced wavelength of 193 nm were released. There are currently only four companies with the technological capability to manufacture DUV excimer lasers at 248 nm for photolithography systems. The companies are Cymer, Inc., Coherent Lambda Physik (CLP), Komatsu and USHIO. To date, Cymer has held the largest market share, estimated to be in excess of 90%. Also in fiscal 1997, the LAMBDA StarLine-TM- family of diode-pumped YAG lasers was expanded by adding 4 new models with different repetition rates and energies. These new lasers open a variety of applications ranging from spectroscopy through LIDAR to hole drilling and micro machining. Lambda Physik has produced some of the most respected pulsed laser models for spectroscopy in the world. The present pulsed dye laser, SCANmate-TM-, and parametric oscillator, SCANmate OPPO-TM-, set a new standard in the scientific world in narrow-linewidth tunable light sources for high resolution spectroscopy in the range from 189 nm to over 4 Mum.

     During 1998, Lambda Physik worked in close cooperation with the main stepper manufacturers to become a supplier of excimer lasers for 193nm lithography. Multiple orders have been delivered in 1998 and production has increased to meet further demands in 1999. As announced by ASM Lithography
(ASML), the NovaLine laser is used on ASML's newly introduced PAS500/900 wide-field, 193nm and scan system. SVG Lithography (SVGL) implements the NovaLine laser for its second generation of 193nm step and scan systems, the MICRASCAN MS 193. These new generation scanners will be installed at the end customer sites throughout the next 12 months. Lambda Physik shipped its first 2kHz DUV excimer laser for the lithography market in October 1998.

     The lasers and laser systems produced by CLG, with the exception of semiconductor lasers, typically range in price from $10,000 to $250,000.

     The lasers and laser systems produced by CLP typically range in price from $10,000 to $450,000.

     SEMICONDUCTOR GROUP

     In July 1995, the Company acquired the laser diode operations of Uniphase Corporation. With this acquisition, the Company added high power semiconductor laser diodes with wavelength emissions from 670 to 980 nanometers to its product lines. These laser diodes are key components for the Company's growing segment of diode-pumped laser products, thereby reducing its dependence on outside vendors. Laser diodes are also widely used in medical, printing, OEM instrumentation, remote sensing, and machine vision industries. In December 1996, the Company acquired 80% of the outstanding capital stock of Tutcore OY, Ltd., and an option to acquire the remaining 20% in five years. Tutcore is located in Tampere, Finland and is the leading manufacturer of aluminum-free semiconductor wafers used to manufacture laser diodes. In February 1997, CSG completed construction of a 10,000 square foot clean room facility to support the diode business. In August 1997, the Company formed a separate group which is now known as Coherent Semiconductor Group (CSG); previously, such operations were a part of CLG. This group consists of the Santa Clara laser diode division as well as the Coherent Tutcore division located in Tampere, Finland.

     Semiconductor laser diode prices range from $200 to $4,000; semiconductor laser systems range from $3,000 to $20,000. Both laser diodes and laser diode systems are used in a variety of commercial and OEM applications, including material processing, reprographics, medical instruments, and laser pumping. CSG products are incorporated in several other systems manufactured by CLG and CMG.

     COMPONENTS GROUP

     Coherent's Auburn Group (CAG) manufactures optics, thin films coatings for high-performance laser optics, laser accessories and electro-optical components for the Company as well as other manufacturers.

     Optics and thin film coatings, which consist of mirrors and lenses used for imaging and directing a laser beam, are used in the Company's own laser products, in low-loss coated optics for OEMs and other commercial applications. In addition to their normal laser business, in fiscal year 1998, the Optics Division supplied a number of large specialized optics for the Keck Telescope and Lawrence Livermore Labs NIF program. In England, our Leicester facility received a UK Design Council Award for the "Millennium Products" recognizing their newly introduced system for manufacturing graded interference filters.

     CAG also designs and manufactures laser measurement instruments and accessories that are used to measure and maximize the performance of laser systems. During fiscal year 1998, the Instrument Division continued to see growth in low power diode laser module sales, and continued demand for their standard line of instrumentation.

     As a result of the acquisition of Ealing Electro-Optics in fiscal year 1997, the Auburn Group successfully entered the market for E-O assembly modules, capturing several major programs from U.S. and European contractors.
 Also the newly formed Catalog Division, which had taken over the Ealing "Gold" catalog, printed and distributed in September 1998 the new Coherent catalog containing 480 pages of 5,000 products, of which 2,000 were new, to the Photonics Industry.

     Products made by CAG typically range in price from $500 to $50,000 and are sold through CAG's field and telemarketing salesforce, the new Coherent catalog, and through an international network of independent distributors as well as other Coherent sales groups.

MARKETING, DISTRIBUTION AND CUSTOMER SERVICE & SUPPORT

     Coherent markets its products domestically through a direct sales force. Coherent's products are sold internationally through direct sales personnel located in the United Kingdom, Sweden, Germany, Austria, France, Belgium, The Netherlands, Japan (Lambda Physik for commercial products only), The Peoples Republic of China and Hong Kong, as well as through independent representatives in other parts of the world. The Company's foreign sales are made principally to customers in Europe, Japan and Asia Pacific, but sales are also made to customers in Canada, Mexico, Latin America, Australia, the Middle East and Africa. Sales made to independent representatives and distributors are generally priced in U.S. dollars.

Foreign sales made directly by the Company are generally priced in local currencies and are therefore subject to currency exchange fluctuations. Foreign sales are also subject to other normal risks of foreign operations, such as protective tariffs, export/import controls and sovereign risk. Coherent's products are broadly distributed and no one customer accounted for more than 10% of total sales during fiscal 1998.

     Coherent commenced direct sales and service for its Medical and Electro-Optical business segments in Japan effective February 1996 and April 1997, respectively. Japan is the largest international market for both business segments, and creating closer relationships with Japanese customers enables the Company to provide stronger support and develop products more rapidly for the Japanese market.

     The Company gives various warranties on its products and offers service on a contractual basis after the initial product warranty has expired.

     Coherent maintains a customer support and field service staff in major markets in the United States, Mexico, Europe, Japan and Asia-Pacific. This organization works closely with customers and customer groups in servicing equipment, training customers to use the Company's products and exploring additional applications of the Company's technologies.

PRODUCTION AND SOURCES AND AVAILABILITY OF MATERIALS

     The Company's production operations consist primarily of assembling and testing its products, although the Company manufactures substantially all of its own laser tubes, optics and diode wafers. The Company depends upon outside suppliers for most product components, many of which are manufactured to the Company's specifications. The Company has not experienced any significant difficulty in obtaining raw materials or components in the past. There is always a possibility of periodic, short-term disruption in supplies of critical, high technology components; however, the Company does not believe that such disruptions would have a material long-term adverse impact on its financial position or results of operations.

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

BACKLOG

     At September 26, 1998, the Company's backlog of orders scheduled for shipment was approximately $87,816,000, compared with $75,429,000 at September 27, 1997. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by the Company has not been significant; however, since orders are cancelable, the backlog of orders, at any one time, is not necessarily indicative of future revenues. The Company anticipates filling the present backlog during fiscal 1999. Backlog at September 26, 1998, was higher than at September 27, 1997, in the Electro-Optical business segment and lower in the Medical business segment. Higher backlog in the Electro-Optical business is driven by the commercial and OEM side, as this business has grown faster than the scientific business and traditionally has higher backlog due to the nature of the booking process for OEMs.

COMPETITION

     Coherent is one of the largest laser companies in both of its business segments. No competitor offers the wide range of products that are manufactured and sold by Coherent. However, competition is intense in both business segments because there are a number of small laser companies selling products which compete directly with one or more Coherent products.

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

     The Company operates in an industry which is subject to rapid technological change. Its ability to compete and operate successfully depends upon, among other things, its ability to react to such change. Accordingly, Coherent is committed to the development of new products as well as the improvement and refinement of existing products. Fiscal 1998 expenditures for research and development were $44,534,000, 11% of sales, compared to $39,406,000, 10% of sales, and $37,705,000, 10% of sales, during fiscal 1997 and 1996, respectively.

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

IMPACT OF MEDICAL DEVICE REGULATIONS

     The Company's medical products are subject to regulation and control by the Center for Devices and Radiological Health, a branch of the Food and Drug Administration (FDA) within the Department of Health and Human Services. The FDA medical device regulations require either a Pre-Market Approval (PMA) or 510(K) clearance before new products can be marketed to, or utilized by, the physician. The Company's medical products are subject to similar regulations in its major international markets. Complying with these regulations is necessary for the Company's strategy of expanding the markets for and sales of its products into these countries.

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

EMPLOYEES

     At September 26, 1998, Coherent employed 2,261 persons. The Company's continued success will depend in large measure on its ability to attract and retain highly skilled employees, who are in great demand.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Financial information relating to foreign and domestic operations for the three years ended September 26, 1998, is set forth in Note 12, "Business Segments", of the Notes to Consolidated Financial Statements.

ITEM 2.   PROPERTIES

     At the end of fiscal 1998, the Company's primary locations were as follows:

     The Company's corporate headquarters and major electro-optical facility is located in Santa Clara, California, consisting of approximately 8.5 acres of land and a 200,000-square-foot building owned by the Company.

     Additional electro-optical facilities are located in Auburn, California and Northboro, Massachusetts. The Auburn facilities consist of two 60,000-square-foot buildings and a 50,000-square-foot building, all of which are owned by the Company as well as a 12,000-square-foot building leased until July 2000. The Massachusetts facility consists of a 4,000-square-foot building leased until October 2000.

     The Company's principal medical products facility is located in Santa Clara, California consisting of a building of approximately 216,000 square feet of floor area leased until December 2001. The Company also has a 16,200-square-foot warehouse located in Redwood City, California under a lease expiring in 2000.

     During fiscal 1993, the Company sold the net assets of Coherent General, Inc. The sale did not include land consisting of approximately 36 acres (11 developed acres) and facilities consisting of a 58,000-square-foot building owned by the Company in Sturbridge, Massachusetts. This building is currently leased (until August 1999) to the acquirer of Coherent General, Inc.

     Lambda Physik GmbH's facility in Gottingen, Germany consists of two buildings totaling 61,500 square feet, which are owned by the Company.

     Lambda Physik's domestic facility is located in Fort Lauderdale, Florida, consisting of a 14,665-square-foot building leased until March 2002.

     Lambda Physik Japan's facilities are located in Yokohama, Japan, consisting of a 7,081-square-foot building leased until October 2000 and two buildings consisting of 2,914 total square feet in Tokyo, Japan leased until 2000.

     Coherent GmbH's facility in Dieburg, Germany consists of a 18,090-square-foot building leased by the Company until 2003 with a five year renewal option.

     Coherent Lubeck's facility in Lubeck, Germany consists of a 19,017-square-foot building leased by the Company until 2000 with a five year renewal option.

     Coherent Optics Europe Ltd.'s facilities consist of two leased buildings (four units) in Leiceseter, England totaling 34,537 square feet with leases expiring from 2005 to 2007.

     Coherent Ealing Electro-Optics Ltd.'s facility consists of one owned building in Watford, England totaling 39,000 square feet.

     Coherent Tutcore's facility is located in Tampere, Finland where they manufacture semiconductor wafers. The facility is 15,000 square feet and is leased until 2007.

     Coherent Japan's facilities include 39,706 square feet consisting of four buildings leased until April 1999.

     The Company maintains sales and service offices under short-term leases in the United States, Mexico, Germany, the United Kingdom, France, Belgium, The Netherlands, Sweden, Hong Kong, and the Peoples Republic of China.

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

                                               Quarters Ended
                  -----------------------------------------------------------------------------------
                               Fiscal 1998                                    Fiscal 1997
                  --------------------------------------       --------------------------------------
                  Dec. 27   Mar. 28   June 27   Sept. 26       Dec. 28   Mar. 29   June 28   Sept. 27
                  --------------------------------------       --------------------------------------
Closing Price:
High              $28.75    $24.38    $24.19    $17.38         $22.25    $25.13    $23.69    $26.75
Low               $16.94    $17.56    $16.75    $ 8.75         $15.94    $21.13    $19.44    $22.25

     The number of stockholders of record as of November 17, 1998 was 2,118. No cash dividends have been declared or paid since Coherent was founded and the Company has no present intention to declare or pay cash dividends. The Company's agreements with its banks restrict the payment of dividends on the Company's Common Stock. See Note 5, "Short-term Borrowings", of Notes to Consolidated Financial Statements.

     The Board of Directors declared a 2-for-1 stock split of its common stock effected in the form of a 100% stock dividend distributed on March 2, 1998 to holders of record as of February 17, 1998. The financial statements, notes and other references to share and per share data reflect the stock split for all periods presented.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                     Years Ended
                                         ---------------------------------------------------------------------
                                         SEPT. 26,      Sept. 27,      Sept. 28,      Sept. 30,        Oct.1,
                                           1998           1997           1996           1995            1994
--------------------------------------------------------------------------------------------------------------
                                                          (In thousands, except per share amounts)
Net sales                                 $410,449       $391,038       $364,430       $285,499       $215,367
--------------------------------------------------------------------------------------------------------------
Gross profit                               197,865        205,502        187,218        142,483        105,429
--------------------------------------------------------------------------------------------------------------
Income from continuing operations           18,811         26,292         30,314         19,323         10,301
--------------------------------------------------------------------------------------------------------------
Gain from discontinued
     operations                                                                                          1,154
--------------------------------------------------------------------------------------------------------------
Net income  (1), (2)                      $ 18,811       $ 26,292       $ 30,314       $ 19,323       $ 11,455
--------------------------------------------------------------------------------------------------------------
EARNINGS PER DILUTED SHARE DATA:
     Income from continuing
          operations                      $    .79       $   1.12       $   1.31       $    .87       $    .50
     Gain from discontinued
          operations                                                                                       .05
--------------------------------------------------------------------------------------------------------------
     Net income (1), (2)                  $    .79       $   1.12       $   1.31       $    .87       $    .55
--------------------------------------------------------------------------------------------------------------
Total assets                              $390,761       $361,650       $311,516       $255,874       $211,766
--------------------------------------------------------------------------------------------------------------
Long-term obligations                       12,828          9,665          3,921          5,139          8,865
Other long-term liabilities                 12,599         13,927         12,403          9,597          6,789
Minority interest in subsidiaries            3,664          4,348          2,738          1,782          4,089
--------------------------------------------------------------------------------------------------------------
Stockholders' equity                      $262,623       $231,233       $197,587       $161,191       $133,464
--------------------------------------------------------------------------------------------------------------

     No dividends have been declared in any of the periods presented. See "Item 5" for a discussion of the Company's dividend history.

(1) Includes in fiscal 1998, a $2.7 million ($0.11 per diluted share) non-recurring tax benefit.

(2) Includes in fiscal 1997, a $9.0 million ($0.38 per diluted share), after tax charge for the write-off of purchased in-process technology. See Note 2 "Acquisitions" of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS


    CONSOLIDATED SUMMARY

    During fiscal 1998, the Company's net income decreased to $18.8 million ($0.79 per diluted share) compared to proforma net income (excluding the $9.0 million after-tax write-off of purchased in- process technology) of $35.3 million ($1.50 per diluted share) for fiscal 1997 and $30.3 million ($1.31 per diluted share) for fiscal 1996. Net income for fiscal 1998 included a $2.7 million ($0.11 per diluted share) non-recurring tax benefit. Income before income taxes decreased $32.4 million (58%) to $23.7 million for fiscal 1998 compared to proforma income before income taxes, excluding the aforementioned write-off, of $56.1 million for 1997 and income before income taxes of $49.3 million for fiscal 1996. These decreases were primarily attributable to the performance in the Coherent Medical Group not meeting expectations, a decrease in the gross profit rate due to lower sales of higher margin medical and electro-optical products, and the continued negative impact of the strengthening U.S. dollar against major foreign currencies. With more than half of the Company's revenues outside the United States, sales were negatively impacted due to the continued strengthening of the U.S. dollar against other major currencies. If exchange rates had remained at last year's levels, sales would have grown 8% compared to fiscal 1997 instead of the 5% increase actually recorded.

1998 COMPARED TO 1997

    NET SALES AND GROSS PROFITS

                                                  Years Ended
                                           Sept. 26,      Sept. 27,
                                             1998            1997
                                             ----            ----
                                                 (In thousands)
    Net Sales
    ---------
    Consolidated:

         Domestic                           $185,004       $177,803
         International                       225,445        213,235
                                            --------       --------
         Total                              $410,449       $391,038
                                            --------       --------
                                            --------       --------
    Electro-Optical:

         Domestic                           $106,111       $ 96,314
         International                       148,648        124,772
                                            --------       --------
         Total                              $254,759       $221,086
                                            --------       --------
                                            --------       --------

    Medical:

         Domestic                           $ 78,893       $ 81,489
         International                        76,797         88,463
                                            --------       --------
         Total                              $155,690       $169,952
                                            --------       --------
                                            --------       --------

    CONSOLIDATED

    During fiscal 1998, net sales increased $19.4 million (5%) to $410.4 million from $391.0 million in the prior fiscal year, primarily as a result of increased sales volumes in the Electro-Optical segment (OEMs and commercial customers). International sales grew at a higher rate than domestic sales for a total increase of $12.2 million (6%). Accordingly, international sales were 55% of net sales for both the current and last fiscal year, reflecting the Company's commitment to grow its international business.

    The gross profit rate decreased to 48% for the current fiscal year compared to 53% for fiscal 1997. The deterioraton in the overall margin resulted primarily from lower sales of higher margin medical products, a shift to higher sales of the lower margin solid state technology products in the Electro-Optical segment, and the impact of the strengthening U.S. dollar against major foreign currencies.

    ELECTRO-OPTICAL

    Electro-Optical net sales increased $33.7 million (15%) in the current fiscal year to $254.8 million from $221.1 million in the prior fiscal year. Domestic sales increased $9.8 million (10%) and international sales increased $23.9 million (19%) in the current fiscal year. The increase in sales worldwide resulted primarily from higher sales volumes in commercial solid-state products and in the lithography business and due in part to the Auburn Group's fiscal 1997 acquisition of Ealing Electro-Optics in Watford, England. The impact of the strengthening of the U.S. dollar against major foreign currencies partially offset the increase by adversely impacting international sales by $8.6 million compared to the prior year.

     The gross profit rate decreased to 48% from 51% in the prior fiscal year. The decrease from the prior year resulted primarily from a change to a higher mix of lower margin solid state, diode and catalog products, as well as the strengthening of the U.S. dollar against major foreign currencies.

    MEDICAL

    Medical net sales decreased $14.3 million (8%) to $155.7 million in fiscal 1998 from $170.0 million in fiscal 1997. International sales decreased $11.7 million (13%) and domestic sales decreased $2.6 million (3%) in the current fiscal year. The decrease in sales resulted primarily from decreased sales volumes, higher sales returns and allowances and lower average selling prices, as well as the strengthening of the U.S. dollar against major foreign currencies. Such strengthening of the U.S. dollar against major foreign currencies contributed to the decrease in international sales by $3.9 million compared to the prior year.

    The gross profit rate decreased to 49% from 55% in the prior fiscal year primarily due to lower sales and margins on skin resurfacing products, lower manufacturing throughput, as well as higher inventory related costs, warranty costs and manufacturing variances and due in part to the strengthening of the U.S. dollar against major foreign currencies. These factors were partially offset by the inaugural sales of the new LightSheer-TM- hair removal laser, for which Coherent recognizes a commission for its selling efforts.

    OPERATING EXPENSES

                                                         Years Ended
                                                   Sept. 26,      Sept. 27,
                                                     1998            1997
                                                     ----            ----
                                                         (in thousands)
Research & development                              $ 44,534       $ 39,406
Purchased in-process technology                                       9,315
Selling, general & administrative                    129,199        114,471
                                                    --------       --------
Total operating expenses                            $173,733       $163,192
                                                    --------       --------
                                                    --------       --------

    Total operating expenses increased $10.5 million (6%) from the prior fiscal year. Exclusive of the first quarter fiscal 1997 write-off of purchased in-process technology, operating expenses increased $19.9 million (13%), and as a percentage of sales increased to 42% from 39%.

     Current year research and development (R&D) expenses increased $5.1 million (13%) from the prior fiscal year and increased to 11% from 10% of sales. The absolute dollar increase was primarily in the Company's Electro-Optical business segment due to more headcount and related expenses associated with the Company's continued emphasis on product development, including lithography, and its recent strategic acquisitions.

     Selling, general and administrative (SG&A) expenses increased $14.7 million (13%) and increased as a percentage of sales from 29% to 31%. Sales, marketing and service expenses increased $4.5 million (6%) but as a percentage of sales remained at 21%. The increase, in the Electro-Optical business segment, was driven by recent business acquisitions, the ramp-up of catalog operations, increased costs associated with higher headcount and higher costs associated with the Asia-Pacific region. Administration expenses increased $10.3 million (30%) and as a percentage of sales increased to 11% from 9% in fiscal 1997. This increase was driven by (i) restructuring costs of $2.9 million related to the medical segment, (ii) the relocation of the medical segment to a new facility, (iii) increased amortization of intangibles, (iv) the Ealing Electro-Optics acquisition costs associated with launching the catalog and (v) higher costs in Asia-Pacific associated with the Laser Group selling direct in Japan since mid fiscal 1997.

     OTHER INCOME (EXPENSE)

     Other income (expense), net, decreased $4.9 million during the current year compared to the corresponding prior year period. The prior year's other income included a $3.5 million gain on the Company's sale of its former headquarters facility. The remaining fluctuation of $1.4 million was primarily due to higher foreign exchange losses due to the strengthening of the U.S. dollar against the major foreign currencies, lower royalty income and lower interest income on lower average cash and investment balances.

     INCOME TAXES

     The Company's effective tax rate for the current year was 20.6%. The Company's proforma effective tax rate for the fiscal year (excluding the $2.7 million non-recurring tax benefit) was 32.1%. The Company's proforma effective tax rate for the prior fiscal year (excluding the $9.3 million pre-tax write-off of purchased in-process technology) was 37%. The Company's proforma effective tax rate decreased as a result of increases in foreign tax credit utilization, and increased research and development credits offset by changes in the distribution of taxable income by taxing jurisdiction as well as the proportionately greater impact of these items due to lower income before income taxes in the current year.

1997 COMPARED TO 1996

     NET SALES AND GROSS PROFIT

     CONSOLIDATED

     During fiscal 1997, net sales increased $26.6 million (7%) to $391.0 million from $364.4 million, resulting primarily from increased sales volumes. Such higher volumes occurred primarily with OEM's and commercial customers in the Electro-Optical segment and with lasers for aesthetic surgery in the Medical segment. International sales grew at a higher rate than domestic sales in both segments for a total increase of $21.1 million (11%). Accordingly, international sales were 55% of net sales in fiscal 1997 compared to 53% for fiscal 1996, reflecting the Company's commitment to grow its international business. With more than half of the Company's revenues outside the United States, sales were negatively impacted due to the continued strengthening of the U.S. dollar against other major foreign currencies. If exchange rates had remained at last year's level, sales would have grown 11% compared to fiscal 1996 instead of the 7% increase actually recorded.

     The gross profit rate improved to 53% for fiscal 1997 compared to 51% for fiscal 1996. The improvement in the overall margin resulted primarily from higher sales volumes, higher volumes of higher margin products and manufacturing efficiencies.

     ELECTRO-OPTICAL

     Electro-Optical net sales increased $19.5 million (10%) in the fiscal 1997 to $221.1 million from $201.6 million in fiscal 1996. Domestic sales increased $16.0 million (20%) and international sales increased $3.5 million (3%) for fiscal 1997. The increase in sales worldwide, both internationally and domestically, resulted primarily from higher sales volumes to OEM's and commercial customers, due to broader acceptance of new products introduced within the past two years.

     The gross profit rate decreased to 51% from 52% in fiscal 1996. The decrease from fiscal 1996 resulted primarily from inefficiencies associated with the start-up phase of the Company's Semiconductor group based in Santa Clara, California.

     MEDICAL

     Medical net sales increased $7.1 million (4%) to $170.0 million in fiscal 1997 from $162.8 million in fiscal 1996. International sales increased $17.6 million (25%) while domestic sales decreased $10.5 million (11%) for fiscal 1997. The growth was primarily attributable to higher sales volumes in the ophthalmic business unit.

     The gross profit rate increased to 55% in fiscal 1997 from 51% in fiscal 1996 primarily due to the higher sales volumes which also are comprised of higher margin products, such as the VersaPulse for cosmetic procedures, as well as a higher level of sales through direct sales channels including Japan, China and Scandinavia.

     OPERATING EXPENSES

                                                          Years Ended
                                                   Sept. 27,      Sept. 26,
                                                     1997           1996
                                                     ----           ----
                                                       (In thousands)
Research & development                              $ 39,406       $ 37,705
Purchased in-process technology                        9,315
Selling, general & administrative                    114,471        104,813
                                                    --------       --------
Total operating expenses                            $163,192       $142,518
                                                    --------       --------
                                                    --------       --------

     Total operating expenses increased $20.7 million (15%) from fiscal 1996. Exclusive of the first quarter write-off of purchased in-process technology, operating expenses increased $11.4 million (8%), but as a percentage of sales remained constant at 39%.

     Fiscal 1997 research and development (R&D) expenses increased $1.7 million (5%) from fiscal 1996 and remained flat at 10% of sales. The absolute dollar increase was primarily in the Company's Electro-Optical business segment due to more headcount and related expenses associated with the Company's continued emphasis on product development and its recent strategic acquisitions.

     Selling, general and administrative (SG&A) expenses increased $9.7 million (9%) but remained at 29% of sales compared to fiscal 1996. Sales, marketing and service expenses increased $7.6 million (10%) and as a percentage of sales increased to 21% from 20% in fiscal 1996. This expense was driven by an increase in headcount to support the growing business, the change to direct sales in Japan, China and Scandinavia, as well as an increase in the level of workshops and tradeshows worldwide. Administration expenses increased $2.1 million (7%) but as a percentage of sales remained at 9%. This increase was driven by costs related to recent strategic acquisitions, facility expansions, and selling in direct channels in Japan, China and Scandinavia.

     OTHER INCOME (EXPENSE)

     Other income, net decreased by $0.1 million during fiscal 1997 compared to the corresponding prior year period. Fiscal 1997 other income included a $3.5 million gain on the Company's sale of its former headquarters facility while the previous fiscal year's other income included a $1.6 million gain on sale of the Company's holdings in another medical laser company. The remaining fluctuation of $1.8 million was due to lower interest income on lower average cash and investment balances, higher interest expense due to the fiscal 1996 capitalization of interest ($0.7 million) on the refurbishing of the former headquarters facility (sold in fiscal 1997), higher foreign exchange losses due to the strengthening of the U.S. dollar against major foreign currencies, and higher minority interest income from the improved performance in the Lambda Physik Group.

     INCOME TAXES

     The Company's effective tax rate for fiscal 1997 was 44%. The Company's proforma effective tax rate for the fiscal year (excluding the $9.3 million pre-tax write-off of purchased in-process technology) was 37%, compared to 39% for fiscal 1996. The Company's proforma effective tax rate decreased as a result of increases in foreign tax credit utilization, foreign sales corporation benefit and changes in the distribution of taxable income by taxing jurisdiction.

BUSINESS ENVIRONMENT AND RISK FACTORS

YEAR 2000 COMPLIANCE

      As is true for most companies, the Year 2000 computer issue creates a risk for Coherent. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The risk for Coherent exists in four areas: (i) information technology used by the Company to run its business, (ii) systems used by the Company's suppliers, (iii) potential warranty or other claims from Coherent customers, and (iv) the potential for reduced spending by customers for Coherent products as a result of significant spending on Year 2000 issues and related adverse effects of such issues on the customer's business. The Company is currently evaluating its exposure in all of these areas.

Coherent is in the process of conducting a comprehensive inventory and evaluation of its internal systems, equipment and facilities, which will be completed by March 1999. The Company has a number of projects underway to replace or upgrade systems, equipment and facilities that are already known to be Year 2000 non-compliant and expects to be substantially complete with these projects by February 1999. At this time, the Company has not determined a most reasonably likely worst case scenario if its Year 2000 remediation efforts are unsuccessful. The Company has not developed alternative plans if upgrade or replacement is not feasible. The Company will consider the need for such plans upon completion of its assessment of the Year 2000 risk in March 1999. For the Year 2000 non-compliance issues identified to date, the cost of upgrade or replacement has been less than $0.1 million through September 26, 1998. The Company currently has budgeted an additional $0.6 million through December 31, 1999 for system upgrades and
replacements which it expects to capitalize.   The cost of the upgrades or
replacements in the future is not expected to materially affect the Company's operating results and will be funded through working capital generated by operations. The Company expects to estimate its additional costs for Year 2000 compliance, if any, by the end of the 1998 calendar year and adjust its budget accordingly. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be adversely affected. However, the Company believes that it will be able to complete its Year 2000 compliance review and make any necessary system modifications prior to any adverse consequences.

Coherent is also in the process of contacting its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant and expects to complete this process by April 1999 for all critical suppliers. Where practical, Coherent will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. In the event that suppliers are not Year 2000 compliant, the Company may seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition.

The Company believes the large majority of its current products are Year 2000 compliant; however, since all customer situations cannot be anticipated, particularly those involving third party products, Coherent may see an increase in warranty and other claims as a result of the Year 2000 transition. While litigation regarding Year 2000 compliance issues is expected to escalate, the Company does not believe that the impact of customer claims would materially affect the Company's results of operations or financial condition.

Year 2000 compliance is an issue for virtually all businesses, whose systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from the purchase of Coherent products and services. Such changes in customers' spending patterns could have an adverse impact on the Company's sales, but the impact on operating results and financial condition is not known at this time.

EURO CONVERSION

     As with many multinational companies operating in Europe, beginning in January 1999, Coherent will be affected by the conversion of 11 European currencies into a common currency, the euro. Based on its preliminary assessment, the Company does not believe the conversion will have a material impact on the competitiveness of its products or increase the likelihood of contract cancellations in Europe, where there already exists substantial price transparency. The Company also believes its current accounting systems will accommodate the euro conversion with minimal intervention and does not expect to experience material adverse tax consequences as a result of the conversion. The convergence of currencies into the euro is expected to simplify the Company's currency risk management process, including its use of derivatives to manage that risk. The cost of addressing the euro conversion is not expected to be material and will be charged to operations as incurred.
 The Company will continue to assess the impact of the introduction of the euro currency over the transition period as well as the period subsequent to the transition period, as applicable.

ASIA-PACIFIC RISK

     Recent economic trends, particularly in the Asia-Pacific marketplace, have caused a heightened awareness of the impact this portion of the world's economy can have on the overall economy. As the Asia-Pacific market currently represents almost one-third of the worlds buying power and approximately 24% of Coherent's sales are to this region, changes in this area's economic growth rate may impact suppliers of product into that market.
 While the actual magnitude of the business at risk is unknown, it is likely that in the near term capital spending in this market will decrease and thus, Coherent's ability to maintain or grow sales in this region may be negatively impacted.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     At September 26, 1998, the Company's primary sources of liquidity are cash and short-term investments of $32.9 million. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $53.6 million as of September 26, 1998, of which $42.2 million is unused and available under these credit facilities. During fiscal 1998, such facilities have been used in Europe and Japan. Because of the Company's low debt to equity ratio (0.10:1), management believes that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents, short-term investments and available lines of credit are expected to be sufficient to fund operations for fiscal 1999. The Company has certain financial covenants related to its lines of credit. At September 26, 1998, the Company is in compliance with these covenants (see
Note 5, "Short-term Borrowings", of Notes to Consolidated Financial
Statements).

     During the first quarter of fiscal 1997, the Company signed a lease for 216,000 square feet of office, research and development and manufacturing space for its Medical Group headquarters in Santa Clara, California. The lease expires in December 2001. The Company has an option to purchase the property for $24.0 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price, if less than $24.0 million, and $24.0 million, subject to certain provisions of the lease. If the Company does not purchase the property or arrange for its sale as discussed above, the Company would be obligated for an additional lease payment of approximately $21.5 million. The Company occupied the building in July 1998 and commenced lease payments at that time. The lease requires the Company to maintain specified financial covenants, all of which the Company was in compliance with as of September 26, 1998.

     The Company has signed a definitive agreement with Palomar Medical Technologies, Inc. (Palomar) to acquire Palomar's majority owned subsidiary, Star Medical Technologies, Inc., for $65 million in cash. The consummation of the sale, which is subject to the approval of Palomar's stockholders, other standard closing conditions and certain regulatory approvals, is expected to occur in February 1999. The Company is in the process of securing a private bond placement to finance the acquisition. In the interim, the Company's bank has agreed to provide a bridge loan in the event that other financing is not obtained by the closing of the deal.

CHANGES IN FINANCIAL CONDITION

     Cash and equivalents at September 26, 1998 decreased by $5.5 million (26%) from September 27, 1997. Operations and changes in exchange rates generated $17.7 million including an increase in short-term investments of $6.8 million. Investing activities used $26.2 million; $22.2 million was used to acquire property and equipment (net of proceeds from disposition of property and equipment) and $0.8 million was used for business acquisitions. Financing activities provided $3.0 million; sales of shares under employee benefit plans generated $6.8 million and decreased net borrowings used $3.8 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE SENSITIVITY

         The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These trading securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 26, 1998, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to generally hold its fixed income investments until maturity and therefore the Company would not expect is operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

         The Company has fixed rate long-term debt of approximately $8 million, and a hypothetical 10 percent decrease in interest rates would not have a material impact on the fair market value of this debt. The Company does not hedge any interest rate exposures.

         FOREIGN CURRENCY EXCHANGE RISK

         The Company has foreign subsidiaries which sell and manufacture the Company's products in various global markets. As a result, the Company's earnings and cash flows are exposed to fluctuations in foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and financial market instruments. The Company utilizes hedge instruments, primarily forward contracts with maturities of twelve months or less, to manage its exposure associated with firm intercompany and third-party transactions and net asset and liability positions denominated in non-functional currencies. The Company does not use derivative financial instruments for trading purposes.

         The Company had $29.1 million of short-term ($.9 million long-term) forward exchange contracts, denominated in major foreign currencies, which approximated the fair value of such contracts and their underlying transactions at September 26, 1998. Gains and losses related to these instruments at September 26, 1998 were not material. Looking forward, the Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

         The following table provides information about the Company's foreign exchange forward contracts at September 26, 1998. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the fair value approximates the weighted average contractual foreign currency exchange rate value of the contracts at September 26, 1998.

         Forward contracts to sell (buy) foreign currencies for U.S. dollars:

                                          (in thousands, except contract rates)
                                      Mature < 1 Year               Mature  1-3 years
                                ---------------------------   ----------------------------
                                 Average     U.S.              Average     U.S.
                                Contract   Notional   Fair     Contract  Notional    Fair
                                  Rate      Amount    Value      Rate     Amount     Value
                                --------   --------   -----    --------  --------    -----
Japanese Yen                     129.751   $10,751   $10,317
German Deutschemark                1.799     7,999     8,607    1.733      $828        $858
French Franc                       5.934     5,899     6,241
Austrian Schilling                12.531     1,436     1,529
British Pound Sterling             1.672       961       978
Hong Kong Dollar                   7.948       679       699
Swedish Krone                      7.857       624       622
Norwegian Kroner                   7.710       467       486
Belgian Franc                     37.290       375       406
Canadian Dollar                    1.498       174       172
Finnish Mark                       5.461      (293)     (314)
Dutch Guilder                      1.997      (576)     (610)


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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Registrant's directors will be set forth under the caption "Election of Directors - Nominees" in Registrant's proxy statement for use in connection with the Annual Meeting of Stockholders to be held in March 1999, (the "1998 Proxy Statement") and is incorporated herein by reference. The 1998 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

     The following table sets forth the names, ages and office of all of the executive officers of the Company:

       Name                           Age         Office Held
------------------------------------------------------------------------------
Bernard J. Couillaud, Ph.D.           54          President
                                                  and Chief Executive Officer

Robert J. Quillinan                   51          Executive Vice President
                                                  and Chief Financial Officer

John R. Ambroseo, Ph.D.               37          Executive Vice President,
                                                  President and General Manager,
                                                  Coherent Laser Group

Vittorio Fossati-Bellani, Ph.D.       51          Executive Vice President,
                                                  President and General Manager,
                                                  Coherent Semiconductor Group

Robert M. Gelber                      53          Executive Vice President,
                                                  President and General Manager,
                                                  Coherent Auburn Group

Dennis C. Bucek                       53          Senior Vice President,
                                                  Treasurer and Assistant Secretary

Scott H. Miller                       44          Senior Vice President and General
                                                  Counsel

Larry W. Sonsini                      57          Secretary



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

     Dr. Fossati-Bellani became Executive Vice President, and President and General Manager of Coherent Semiconductor Group in September 1997. He joined the Italian office of Coherent in 1979 as a Scientific Sales Engineer and has served in the capacity of Product Manager, Director of Marketing, Director of Business Development, Scientific Business Unit Manager and Diode Laser Business Unit Manager for the Coherent Laser Group.

     Mr. Gelber has served as Executive Vice President and President and General Manager of Coherent Auburn Group since August 1986.

     Mr. Bucek has served as Senior Vice President, Treasurer and Assistant Secretary since August 1985.

     Mr. Miller has served as General Counsel to the Company since October 1988 and as Senior Vice President since March 1994.

     For over seven years, Mr. Sonsini has served as the Company's Secretary. He is a member of Wilson, Sonsini, Goodrich & Rosati, P.C.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding remuneration of Registrant's directors and executive officers will be set forth under the caption "Election of Directors - Executive Compensation" in Registrant's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will be set forth under the captions "Information Concerning Solicitation and Voting - Record Date and Share Ownership" and "Election of Directors - Security Ownership of Management" in Registrant's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be set forth under the caption "Election of Directors - Certain Transactions" in Registrant's 1998 Proxy Statement and is incorporated herein by reference.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND FORM 8-K REPORTS


                                                                        PAGE
(a)  1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of
     Coherent, Inc. and its subsidiaries are filed as part of this report on Form 10-K:

        Independent Auditors' Report                                     31

        Consolidated Balance Sheets - September 26, 1998
        and September 27, 1997                                           32

        Consolidated Statements of Income - Years ended
        September 26, 1998, September 27, 1997
        and September 28, 1996                                           33

        Consolidated Statements of Stockholders' Equity -
        Years ended September 26, 1998, September 27, 1997,
        and September 28, 1996                                           34

        Consolidated Statements of Cash Flows - Years ended
        September  26, 1998, September 27, 1997
        and September 28, 1996                                           35

     Notes to Consolidated Financial Statements                          37

     2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     Schedule II - Valuation and Qualifying Accounts54

     Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

(b)  REPORTS ON FORM 8-K

          (i) The Company filed a report on Form 8-K on July 1, 1998 relating to the adoption of the Company's restated shareholder rights plan.

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

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 16, 1998.


                                         COHERENT, INC.

                                         By: /s/ BERNARD COUILLAUD
                                         -------------------------------------
                                         Bernard Couillaud
                                         President and Chief Executive Officer

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


BERNARD J. COUILLAUD                                      December 16, 1998
---------------------------------------------------    -----------------------
Bernard J. Couillaud                                            Date
(Director, President & Chief Executive Officer)


ROBERT J. QUILLINAN                                       December 16, 1998
---------------------------------------------------    -----------------------
Robert J. Quillinan                                             Date
(Executive Vice President & Chief Financial Officer)


HENRY E. GAUTHIER                                         December 16, 1998
---------------------------------------------------    -----------------------
Henry E. Gauthier                                               Date
(Director, Chairman of the Board)


CHARLES W. CANTONI                                        December 16, 1998
---------------------------------------------------    -----------------------
Charles W. Cantoni                                              Date
(Director)


FRANK CARRUBBA                                            December 16, 1998
---------------------------------------------------    -----------------------
Frank Carrubba                                                  Date
(Director)


THOMAS SLOAN NELSEN                                       December 16, 1998
---------------------------------------------------    -----------------------
Thomas Sloan Nelsen                                             Date
(Director)


JERRY E. ROBERTSON                                        December 16, 1998
---------------------------------------------------    -----------------------
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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coherent, Inc. and its subsidiaries at September 26, 1998 and September 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE  & TOUCHE LLP

San Jose, California
October 26, 1998

(December 7, 1998 as to Note 13)

                          COHERENT, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                                       SEPTEMBER 26,  September 27,
                                                             1998           1997
----------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                   $ 15,944       $ 21,455
  Short-term investments                                   16,954         10,182
  Accounts receivable - net of allowances
    of $4,817 in 1998 and $3,499 in 1997                   86,822         95,844
  Inventories                                             103,541         86,446
  Prepaid expenses and other assets                        22,895         18,971
  Deferred tax assets                                      26,618         22,267
----------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                      272,774        255,165
----------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT                                    147,775        128,532
ACCUMULATED DEPRECIATION AND AMORTIZATION                 (64,918)       (56,708)
----------------------------------------------------------------------------------
  Property and equipment - net                             82,857         71,824
----------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
  $6,912 in 1998 and $7,199 in 1997                        11,595         13,372
OTHER ASSETS                                               23,535         21,289
----------------------------------------------------------------------------------
                                                         $390,761       $361,650
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                  $ 11,645       $ 19,235
  Current portion of long-term obligations                    788          3,629
  Accounts payable                                         17,851         18,039
  Income taxes payable                                      9,160          9,286
  Other current liabilities                                59,603         52,288
----------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                  99,047        102,477
----------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS                                      12,828          9,665
OTHER LONG-TERM LIABILITIES                                12,599         13,927
MINORITY INTEREST IN SUBSIDIARIES                           3,664          4,348

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01:
    Authorized - 100,000 shares
    Outstanding - 23,736 in 1998 and 22,926 in 1997           236            228
  Additional paid-in capital                              102,469         90,750
  Notes receivable from stock sales                          (310)           (98)
  Accumulated other comprehensive income                    1,331            267
  Retained earnings                                       158,897        140,086
----------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                262,623        231,233
----------------------------------------------------------------------------------
                                                         $390,761       $361,650
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          COHERENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share data)

                                                                      Years Ended
                                                         --------------------------------------
                                                         SEPT. 26,      Sept. 27,      Sept. 28,
                                                           1998           1997           1996
-----------------------------------------------------------------------------------------------
NET SALES                                                $410,449       $391,038       $364,430
COST OF SALES                                             212,584        185,536        177,212
-----------------------------------------------------------------------------------------------
GROSS PROFIT                                              197,865        205,502        187,218
-----------------------------------------------------------------------------------------------

OPERATING EXPENSES:
  Research and development:                                44,534         39,406         37,705
  Purchased in-process technology                                          9,315
  Selling, general and administrative                     129,199        114,471        104,813
-----------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                  173,733        163,192        142,518
-----------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                     24,132         42,310         44,700
-----------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
  Interest and dividend income                              1,274          1,404          2,444
  Interest expense                                         (1,236)        (1,226)           (39)
  Other - net                                                (465)         4,306          2,212
-----------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE), NET                            (427)         4,484          4,617
-----------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                 23,705         46,794         49,317
PROVISION FOR INCOME TAXES                                  4,894         20,502         19,003
-----------------------------------------------------------------------------------------------
NET INCOME                                              $  18,811       $ 26,292        $30,314
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

NET INCOME PER SHARE:
  Basic                                                 $     .80       $   1.16        $  1.37
  Diluted                                               $     .79       $   1.12        $  1.31
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

SHARES USED IN COMPUTATION:
  Basic                                                    23,374         22,664         22,128
  Diluted                                                  23,749         23,480         23,084
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          COHERENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     Years ended September 26, 1998, September 27, 1997, and September 28, 1996
                                   (In thousands)

                                              Common Stock                                         Accum.
                                              ------------        Add.    Notes Rec.               Other                   Total
                                                         Par    Paid-in   From Stock   Retained    Comp.                   Comp.
                                            Shares     Value    Capital     Sales      Earnings    Income     Total       Income
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995                 21,738      $216   $ 76,117    $(1,218)   $ 83,480     $2,596   $161,191
Net income                                                                              30,314                30,314      $30,314
Other comprehensive income,
      net of tax
  Translation adjustment                                                                             (837)      (837)        (837)
  Change in unrealized gain investment                                                               (171)      (171)        (171)
                                                                                                                           ------
      Total comprehensive income                                                                                          $29,306
                                                                                                                           ------
Sales of shares under Employee                                                                                             ------
  Stock Option Plans                           408         4      2,401                                        2,405
Productivity Incentive
  Plan distributions                            28                  626                                          626
Sales of shares under Employee
  Stock Purchase Plans                         248         2      2,041                                        2,043
Tax benefit of Employee Stock
  Option Plan                                                     1,643                                        1,643
Collection of notes receivable                                                 373                               373
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 28, 1996                 22,422       222     82,828       (845)    113,794      1,588    197,587
Net income                                                                              26,292                26,292      $26,292
Other comprehensive income,
      net of tax-translation adjustment                                                            (1,321)    (1,321)      (1,321)
                                                                                                                           ------
    Total  comprehensive income                                                                                           $24,971
                                                                                                                           ------
Sales of shares under Employee                                                                                             ------
  Stock Option Plan                            310         4      2,358                                        2,362
Productivity Incentive Plan distributions       38                  730                                          730
Sales of shares under Employee
  Stock Purchase Plans                         156         2      2,435                                        2,437
Tax benefit of Employee
  Stock Option Plan                                               1,505                                        1,505
Acquisition of business                                             894                                          894
Collection of notes receivable                                                 747                               747
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 27, 1997                 22,926       228     90,750        (98)    140,086        267    231,233
Net income                                                                              18,811                18,811      $18,811
Other comprehensive income,
      net of tax-translation adjustment                                                             1,064      1,064        1,064
                                                                                                                           ------
    Total  comprehensive income                                                                                           $19,875
                                                                                                                           ------
Sales of shares under Employee                                                                                             ------
  Stock Option Plan                            421         4      3,474                                        3,478
Productivity Incentive Plan
  distributions                                 17                  401                                          401
Sales of shares under Employee
  Stock Purchase Plan                          209         2      3,355                                        3,357
Tax benefit of Employee
  Stock Option Plan                                               1,397                                        1,397
Issuance of shares pursuant to
  1995 business acquisition                    125         1      2,874                                        2,875
Issuance of shares                              38         1        218       (212)                                7
--------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 26, 1998                 23,736      $236   $102,469    $  (310)   $158,897     $1,331   $262,623
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

                          COHERENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)

                                                                     Years Ended
                                                       ----------------------------------------
                                                        SEPT. 26,      Sept. 27,      Sept. 28,
                                                          1998           1997           1996
-----------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS:

OPERATING ACTIVITIES:
  Net income                                            $  18,811       $ 26,292      $  30,314
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Purchased in-process technology                                      9,315
      Purchases of short-term trading investments        (139,943)       (82,605)      (103,644)
      Proceeds from sales of short-term trading
        investments                                       133,171         98,400        102,465
      Depreciation and amortization                        17,179         14,590         12,372
      Issuance of common stock under
        Productivity Incentive Plan                           401            730            626
      Deferred income taxes                                (4,229)           710         (8,725)
      Minority interest in subsidiaries                       909          1,610            956
      Dividends paid to minority stockholders              (1,421)
      Equity in (income) loss of  joint ventures             (131)          (287)           (93)
      Changes in assets and liabilities:
        Accounts receivable                                 8,958        (12,830)       (21,954)
        Inventories                                       (16,030)       (19,803)       (14,875)
        Prepaid expenses and other assets                  (3,887)        (7,571)          (478)
        Accounts payable                                     (500)         5,952            985
        Other current liabilities                           5,064         (5,187)        19,298
-----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  18,352         29,316         17,247
-----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                     (22,351)       (24,864)       (24,930)
  Dispositions of property and equipment, net                 102            541            443
  Sale of Porter Drive facility                                            9,631
  Acquisition of businesses, net of cash
   acquired                                                  (841)       (15,351)
  Acquisition of Japan distribution rights                                               (5,048)
  Other - net                                              (3,126)        (2,215)        (4,792)
-----------------------------------------------------------------------------------------------
NET CASH USED FOR  INVESTING ACTIVITIES                   (26,216)       (32,258)       (34,327)
-----------------------------------------------------------------------------------------------

                                                                   (continued)

                          COHERENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (CONCLUDED)
                                   (In thousands)

                                                                     Years Ended
                                                       ----------------------------------------
                                                        SEPT. 26,      Sept. 27,      Sept. 28,
                                                          1998           1997           1996
-----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Long-term debt borrowings                               $ 4,301        $ 3,444        $ 2,547
  Long-term debt repayments                                (1,347)        (3,372)        (4,723)
  Short-term borrowings                                    24,018         40,107          7,093
  Short-term repayments                                   (30,843)       (24,432)        (9,558)
  Cash overdrafts                                                         (7,957)         4,820
  Repayments of capital lease obligations                                    (24)           (91)
  Sales of shares under employee stock option
    and purchase plans, net                                 6,842          4,799          4,448
  Collection of notes receivable from stock sales                            747            373
-----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   2,971         13,312          4,909
-----------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND EQUIVALENTS                                            (618)         1,871            959
-----------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS            (5,511)        12,241        (11,212)
  Cash and equivalents, beginning of year                  21,455          9,214         20,426
-----------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS,  END OF YEAR                        $15,944        $21,455        $ 9,214
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                              $ 1,236        $ 1,226        $   915
    Income taxes                                          $10,282        $26,644        $16,682
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for 1995 acquisition
    obligation                                            $ 2,875
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

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

FISCAL YEAR

     The Company's fiscal years  1998,  1997, and 1996 included 52 weeks.

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

ADOPTION OF NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which was adopted by the Company in the first quarter of fiscal 1998. Upon adoption of SFAS No. 128, the Company is presenting basic earnings per share and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options and stock purchase contracts, using the treasury stock method, and shares issuable under the Productivity Incentive Plan.

     The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:

                                                       1998      1997      1996
                                                       ----      ----      ----
                                                            (In thousands)

     Weighted average shares outstanding-Basic         23,374    22,664    22,128
          Common stock equivalents                        354       755       897
          Employee stock purchase plan equivalents         21        61        59
                                                     --------   -------   -------
     Weighted average shares and equivalents-Diluted   23,749    23,480    23,084
                                                     --------   -------   -------
                                                     --------   -------   -------
     Net income for basic and diluted
          earnings per share computation              $18,811   $26,292   $30,314
                                                     --------   -------   -------
                                                     --------   -------   -------

     1,546,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation at September 26, 1998.

     In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards (SFAS) No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. The Company adopted the statement during the fourth quarter of fiscal 1998 and has presented its comprehensive income in the Consolidated Statements of Stockholders' Equity. Accumulated other comprehensive income at September 26, 1998 and September
27, 1997 is comprised of accumulated translation adjustments of $1,331,000 and $267,000, respectively.



RECENTLY ISSUE ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". This statement requires that financial information be reported on the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 will be effective for the Company's fiscal year 1999 and requires restatement of all previously reported information for comparative purposes. Management of the Company has not yet evaluated the effects of this change on its reporting segments.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year 1999. Management believes that this statement will not have a significant impact on the Company's financial position or results of operations.

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

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                        1998            1997
---------------------------------------------------------------------------
                                         (In thousands)
Purchased parts and assemblies       $  30,421         $25,756
Work-in-process                         33,684          28,917
Finished goods                          39,436          31,773
---------------------------------------------------------------------------
Inventories                           $103,541         $86,446
---------------------------------------------------------------------------
---------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are generally depreciated or amortized using the straight-line method. Cost and estimated useful lives are as follows:

                                        1998           1997      Useful Life
-----------------------------------------------------------------------------
                                             (In thousands)



Land                               $   7,282      $    7,404
Buildings and improvements            41,217          34,912     20-31 years
Equipment, furniture and fixtures     88,942          75,392      3-10 years
Leasehold improvements                10,334          10,824    Terms of lease
------------------------------------------------------------------------------
Property and equipment             $ 147,775      $  128,532
------------------------------------------------------------------------------
------------------------------------------------------------------------------

GOODWILL

     Goodwill relates to acquired subsidiaries and is being amortized on a straight-line basis over estimated useful lives of three to forty years. The Company evaluates its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

INTANGIBLE ASSETS

     Intangible assets, recorded as other assets, include distribution rights, licenses and patents and are amortized on a straight-line basis over estimated useful lives of two to seventeen years. The Company evaluates its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

WARRANTY

     The Company warrants certain of its products and provides for estimated product warranty costs at the time of sale.

REVENUE RECOGNITION

     The Company generally recognizes revenue from product sales upon shipment or title transfer, if later, and from service upon performance or over the terms of the service contract as appropriate.

CONCENTRATION OF CREDIT RISK

     Financial instruments which may potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company places its investments only in U.S. Treasury obligations or with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one institution. At September 26, 1998, the majority of its short-term investments are in U.S. Treasury obligations. The majority of the Company's accounts receivable are derived from sales to customers for medical and surgical applications, scientific research applications, and OEM's. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company maintains reserves for potential credit losses.

INCOME TAXES

     The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established to reduce the deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized in the future.

     Federal income taxes have not been provided on a portion of the unremitted earnings of foreign subsidiaries either because such earnings are intended to be permanently reinvested or because foreign tax credits are available to offset any planned distributions of such earnings. The total amount of unremitted earnings of foreign subsidiaries was approximately $29,464,000 at September 26, 1998. Withholding taxes of approximately $1,077,000 would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

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

STOCK SPLIT

     The Board of Directors declared a 2-for-1 stock split of its common stock effected in the form of a 100% stock dividend distributed on March 2, 1998 to holders of record as of February 17, 1998. The financial statements, notes and other references to share and per-share data reflect the stock split for all periods presented.

STOCK-BASED COMPENSATION

     As permitted under the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" the Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25),
"Accounting for Stock Issued to Employees".   See Note 9.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on net income or stockholders' equity for any year presented.

2.   ACQUISITIONS

     During the three fiscal years ended September 26, 1998, the Company made the acquisitions described in the following paragraphs, each of which has been accounted for as a purchase. The consolidated financial statements include the operating results of each business from the date of acquisition. Proforma results of operations have not been presented, because the effects of these acquisitions were not material on either an individual or an aggregate basis. The amounts allocated to purchased in-process technology were determined through established valuation techniques in the high technology industry and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. Research and development costs to complete development of the technology from these acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows. Amounts allocated to goodwill and other intangibles arising from such acquisitions are amortized on a straight line basis over periods ranging from three to ten years.

     In December 1997, Coherent entered into a joint venture agreement with Fiber Optic Network Solutions Corporation (FONS) and Fiber Optic Transmission Systems Corporation to engage in the business of the design, development, production and marketing of fiber optic transmission and distribution systems in the field of CATV, telecommunications and high-speed data transmission. A limited liability company was formed, CFX Communication Systems, LLC, to which the Company paid $0.5 million to FONS' owners in exchange for 60% ownership of CFX. The Company recorded $0.4 million of goodwill associated with the purchase, which is being amortized over three years.

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

     During the second quarter of fiscal 1996, the Company reached an agreement with Matsumoto Medical Instruments, its former distributor of medical products in Japan, to acquire exclusive distribution rights for Coherent's products in Japan, effective immediately. The agreement also provided for Coherent to repurchase its inventory from Matsumoto and allows for Coherent to assume full service and warranty support to its customers on an exclusive basis immediately. The $5,048,000 excess of the purchase price over the net tangible assets acquired has been allocated to the exclusive sales rights and related regulatory approvals and is being amortized over a five year period.

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

     In March 1998, the Company issued 124,645 shares of Company stock ($2,875,000) as payment for the remaining obligation relating to the 1995 acquisition of Adlas GmbH and Co. KG, located in Lubeck, Germany.

3.   BALANCE SHEET DETAILS

     Prepaid expenses and other assets consist of the following:

                                                  1998                1997
--------------------------------------------------------------------------------
                                                       (In thousands)
Prepaid income taxes                           $10,275             $10,731
Prepaid expenses and other                      12,620               8,240
--------------------------------------------------------------------------------
Prepaid expenses and other assets              $22,895             $18,971
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Other assets consist of the following:
                                                  1998                1997
--------------------------------------------------------------------------------
                                                       (In thousands)
Assets held for investment                    $  1,507            $  1,411
Intangibles and other assets                    22,028              19,878
--------------------------------------------------------------------------------
Other assets                                  $ 23,535            $ 21,289
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Assets held for investment at September 26, 1998 and September 27, 1997 include the Company's former manufacturing facility in Sturbridge, Massachusetts which the Company is leasing to Convergent Energy.

     Other current liabilities consist of the following:

                                                   1998                1997
--------------------------------------------------------------------------------
                                                      (In thousands)
Accrued payroll and benefits                    $20,803             $18,814
Accrued expenses and other                       14,495              14,648
Reserve for warranty                             10,938               7,498
Deferred service income                          10,517               9,193
Customer deposits                                 2,850               2,135
--------------------------------------------------------------------------------
Other current liabilities                       $59,603             $52,288
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   Other long-term liabilities consist of the following:

                                                   1998                1997
--------------------------------------------------------------------------------
                                                       (In thousands)
Deferred compensation                          $  8,200             $ 6,434
Deferred income and other                         3,082               2,583
Environmental remediation costs                   1,269               1,336
Deferred tax liabilities                             48               3,574
--------------------------------------------------------------------------------
Other long-term liabilities                     $12,599             $13,927
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


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

     The carrying amount and fair value of foreign exchange contracts was $29.5 million and $30.0 million at September 26, 1998, respectively. The carrying amount and fair value of foreign exchange contracts was $27.8 million at September 27, 1997. The fair value of foreign exchange contracts is estimated by obtaining quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

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

     At September 26, 1998 and September 27, 1997, the Company had foreign currency forward contracts outstanding to hedge foreign currency accounts receivable and accounts payable and sales backlog usually shippable within 90 days. These contracts have maturities which typically range from 90 to 360 days and are intended to reduce exposure to foreign currency exchange risk. The aggregate fair value and unrealized gain (loss) of foreign exchange contracts are as follows:

                              SEPT. 26, 1998               Sept. 27, 1997
                                        UNREALIZED                    Unrealized
                         FAIR VALUE     GAIN (LOSS)    Fair Value     Gain (Loss)
                         --------------------------    --------------------------
                                               (In thousands)
Japanese Yen                $10,317        $   106       $ 12,314       $    663
German Deutschemark           9,465           (184)         8,012            368
French Franc                  6,241           (322)         3,384             55
Austrian Schilling            1,529            (51)           968             (7)
British Pound Sterling          978             23          1,207              4
Hong Kong Dollar                699            (15)
Swedish Krone                   622             (6)           872
Norwegian Kroner                486            (20)
Belgian Franc                   406            (30)
Canadian Dollar                 172              2            470              2
Finnish Mark                   (314)            21
Dutch Guilder                  (610)            34            555            (17)
                          ----------      ---------       -------         -------
                            $29,991       $   (442)       $27,782         $1,068
                          ----------      ---------       -------         -------
                          ----------      ---------       -------         -------


5.   SHORT-TERM BORROWINGS

     Short-term borrowings consist of the following:

                                                             1998           1997
-------------------------------------------------------------------------------------
                                                               (In thousands)
Borrowings under bank lines                              $  9,479        $18,226
Note payable to minority shareholder in subsidiary          2,166          1,009
-------------------------------------------------------------------------------------
Short-term borrowings                                     $11,645        $19,235
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

     The note payable to shareholder interest in subsidiary is due upon four weeks notice from the note holder and bears interest at FIBOR (Frankfurt Interbank Offered Rate) plus 0.5% with a maximum of 9.0%.

     The Company maintains lines of credit worldwide with several banks. The Company's primary domestic line of credit is a $20,000,000 unsecured revolving account from Bank of America which expires December 20, 1999. In addition, the Company has several foreign lines of credit which allow it to borrow in the applicable local currency. These lines of credit total $33,650,000 and are concentrated in Germany and Japan. The Company's lines of credit generally provide borrowing at the bank reference rate or better which varies depending on the country where the funds are borrowed. Amounts outstanding at September 26, 1998 were at a weighted average interest rate of 3.1%. The Company's domestic lines of credit are generally subject to standard covenants related to financial ratios, profitability and dividend payments. The Company was in compliance with all financial covenants at September 26, 1998.

6.   INCOME TAXES


     The provision for income taxes consists of the following:

                                                             1998           1997           1996
----------------------------------------------------------------------------------------------------
                                                                   (In thousands)
Currently payable:
Federal                                                   $ 5,126        $ 9,789        $18,179
State                                                          65          1,666          2,452
Foreign                                                     7,171         10,660          6,105
----------------------------------------------------------------------------------------------------
                                                           12,362         22,115         26,736
----------------------------------------------------------------------------------------------------
Deferred charge (credit):
Federal                                                    (7,069)         1,601         (5,077)
State                                                        (757)           (35)        (1,348)
Foreign                                                       358         (3,179)        (1,308)
----------------------------------------------------------------------------------------------------
                                                           (7,468)        (1,613)        (7,733)
----------------------------------------------------------------------------------------------------
Provision for income taxes                                $ 4,894        $20,502        $19,003
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


     The components of income  before income taxes consist of:

                                                             1998           1997           1996
----------------------------------------------------------------------------------------------------
                                                                   (In thousands)
United States                                            $  8,037        $31,244        $39,820
Foreign                                                    15,668         15,550          9,497
----------------------------------------------------------------------------------------------------
Income  before income taxes                               $23,705        $46,794        $49,317
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

     The reconciliation of the statutory federal income tax rate to the effective rate is as follows:

                                                             1998           1997           1996
----------------------------------------------------------------------------------------------------
                                                             % OF           % of           % of
                                                           PRETAX         Pretax         Pretax
                                                           INCOME         Income         Income
----------------------------------------------------------------------------------------------------
Federal statutory tax rate                                  35.0%          35.0%          35.0%
Benefit from favorable IRS ruling                          (10.3)
Non-deductible purchased in-process technology               6.3
Foreign tax rates in excess of U.S. rates                    7.8            4.4            3.0
Foreign tax credit                                          (8.6)          (1.8)          (1.3)
Foreign sales corporation benefit                           (1.0)
State income taxes, net of federal income tax benefit       (1.9)           2.3            1.7
Research and Development credit,  net of recapture          (4.7)          (2.9)          (0.4)
Other                                                        3.3            0.5            1.5
----------------------------------------------------------------------------------------------------
Provision for income taxes                                  20.6%          43.8%          38.5%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

     The significant components of deferred tax assets and liabilities were:


                                                        SEPTEMBER 26,  September 27,
                                                            1998           1997
-------------------------------------------------------------------------------------------
                                                              (In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible            $18,402        $13,737
Operating loss carry forwards and tax credits               6,683          3,996
Intercompany profit                                         1,179            695
Deferred service revenue                                    2,462          2,351
State taxes                                                 1,114          1,563
Depreciation and amortization                                 620
Other                                                       2,456          1,539
-------------------------------------------------------------------------------------------
                                                           32,916         23,881
Valuation allowance                                        (3,567)        (2,567)
-------------------------------------------------------------------------------------------
                                                           29,349         21,314
Deferred tax liabilities:
Depreciation and amortization                                                990
Other                                                       2,779          1,631
-------------------------------------------------------------------------------------------
                                                            2,779          2,621
-------------------------------------------------------------------------------------------
Total deferred tax assets and liabilities                 $26,570        $18,693
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------


     The Company increased its valuation allowance in fiscal 1998 by $1,000,000 to partially reserve for the current year benefit of foreign tax credit carryforwards for which realization is not likely.

     The total net deferred tax asset is classified on the balance sheet at September 26, 1998 and September 27, 1997 as follows (in thousands):

                                                             1998           1997
-------------------------------------------------------------------------------------------
                                                                (In thousands)
Current deferred income tax assets                          $26,618        $22,267
Non-current deferred income tax liabilities                     (48)        (3,574)
-------------------------------------------------------------------------------------------
Net deferred tax assets                                     $26,570        $18,693
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

     Total net operating losses of $770,000 for tax return purposes expire as follows: 2003 - $275,000 and $495,000 with no expiration. Total tax credits
of $3,546,000 for tax return purposes expire as follows:   1999 - $2,461,000,
2002 - $396,000 and 2003 - $689,000.

     Utilization of certain of these carry forwards are subject to restrictions relating to taxable income of subsidiaries not previously consolidated for income tax purposes.

7.   LONG-TERM OBLIGATIONS

     The components of long-term obligations are as follows:

                                                             1998           1997
-------------------------------------------------------------------------------------------
                                                                (In thousands)
Notes payable                                            $  8,292         $5,102
Bonds payable                                               2,200          2,400
Capital leases                                                 19
Deferred acquisition payment (Note 2)                       3,105          5,792
-------------------------------------------------------------------------------------------
                                                           13,616         13,294
Current portion                                              (788)        (3,629)
-------------------------------------------------------------------------------------------
Long-term obligations                                     $12,828         $9,665
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

     NOTES PAYABLE - At September 26, 1998, notes payable consists of $2.3 million at 8.0% for the mortgage on the CEEL facility, $3.6 million at 1.0% to 8.2% of outside financing for Tutcore and $2.4 million at 4.5% of outside financing by Lambda GmbH. Notes payable are generally secured by the related assets financed.

     BONDS PAYABLE - Bonds payable were issued to finance the construction of certain facilities and acquisition of equipment which secure repayment of the bonds. The bonds are payable in installments through 2008 with a variable interest rate (4.1% at September 26, 1998) not to exceed 12%. The bonds are guaranteed by a letter of credit issued by Union Bank with an annual fee of 1.5%.

     Annual  maturities of debt are:   1999 - $769,000, 2000 - $3,195,000, 2001
- $1,476,000, 2002 - $2,571,000, 2003 - $1,275,000 and thereafter $4,311,000.

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

9.   EMPLOYEE  STOCK  OPTION AND BENEFIT PLANS

PRODUCTIVITY INCENTIVE PLAN

     The Productivity Incentive Plan (Plan) provides for quarterly distributions of common stock and cash to each eligible employee. The amounts of the distributions are based on consolidated pre-tax profit, the market price of the Company's common stock and the employee's salary. The fair market value of common stock and cash that are earned under the Plan are charged to expense. For fiscal 1998, 20,674 shares (fair market value of $346,889) and $2,467,724 were accrued for the benefit of employees. For fiscal 1997, 30,616 shares (fair market value of $686,029) and $4,247,005 were accrued for the benefit of employees. For fiscal 1996, 30,894 shares (fair market value of $644,897) and $3,730,871 were accrued for the benefit of employees. At September 26, 1998 the Company had 50,647 shares of its common stock reserved for future issuance under the Plan.

COHERENT EMPLOYEE RETIREMENT AND INVESTMENT PLAN

     Under the Coherent Employee Retirement and Investment Plan, the Company matches employee contributions to the Plan up to a maximum of 6% of the employee's individual earnings. Employees become eligible for participation and for Company matching contributions after completing one year of service. The Company's contributions (net of forfeitures) for fiscal 1998, 1997, and 1996 were $3,322,000, $3,057,000 and $2,579,000, respectively.

SUPPLEMENTAL RETIREMENT PLAN

     The Company has a Supplemental Retirement Plan for senior management personnel which permits the participants to contribute up to 24% of their before tax earnings to a trust. The Company will match these contributions up to an amount equal to 6% of such participants' earnings less any amounts contributed by the Company to such participant under the Coherent Employee Retirement and Investment Plan. The Company's contributions (net of forfeitures) for fiscal 1998, 1997, and 1996 were $13,602, $17,834 and $13,510, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the twelve-month offering period. In fiscal 1998, 208,270 shares were purchased by and distributed to employees at an average price of $16.11 per share. In fiscal 1997, 155,206 shares were purchased by and distributed to employees at an average price of $15.69 per share. In fiscal 1996, 248,800 shares were purchased by and distributed to employees at an average price of $8.21 per share.

     At September 26, 1998, $2,749,000 had been contributed by employees that will be used to purchase a maximum of 226,849 shares in fiscal 1999 at a price determined under the terms of the Plan. At September 26, 1998, the Company had 653,000 shares of its common stock reserved for future issuance under the plan.

STOCK OPTION PLANS

     Coherent, Inc. has two Stock Option Plans and a non-employee Directors' Stock Option Plan. Under these plans, the Company may grant options to purchase up to 6,000,000 and 300,000 shares of common stock, respectively. Employee options are generally exercisable three years from the grant date, at the fair market value of the common stock on the date of the grant, which typically coincides with the annual shareholders meeting, however, initial grants to employees vest 25% annually. Director options are automatically granted to non-employee directors of the Company. Such directors initially receive a stock option for 20,000 shares exercisable over a four-year period. Additionally, the non-employee directors receive an annual grant of 5,000 shares exercisable four years from the date of grant. Grants under all plans expire six years from the original grant date.

Option activity for all plans is summarized as follows:

                                                                             OUTSTANDING OPTIONS
                                                                             -------------------
                                                                       Number of     Weighted Average Exercise
                                                                          Shares               Price per Share
                                                                       ---------     -------------------------
OUTSTANDING, SEPTEMBER 30, 1995 (373,600 EXERCISABLE
     AT A WEIGHTED AVERAGE PRICE OF  $4.95)                            1,848,800                       $  8.52
Options granted (weighted avg. fair value of $8.51)                      824,100                         20.05
Options exercised                                                       (410,100)                         6.14
Options canceled                                                         (82,200)                        11.36
                                                                       ----------                      -------
OUTSTANDING, SEPTEMBER 28, 1996 (462,200 EXERCISABLE
     AT A WEIGHTED AVERAGE PRICE OF  $6.51)                            2,180,600                         13.17
Options granted (weighted avg. fair value of $9.00)                      898,100                         20.56
Options exercised                                                       (315,200)                         7.64
Options canceled                                                        (143,700)                        17.24
                                                                       ----------                      -------
OUTSTANDING, SEPTEMBER 27, 1997 (634,900 EXERCISABLE
     AT A WEIGHTED AVERAGE PRICE OF $8.58)                             2,619,800                         16.17
Options granted (weighted average fair value of $5.25)                   983,900                         11.71
Options exercised                                                       (473,800)                         8.68
Options canceled                                                        (247,600)                        18.56
                                                                       ----------                      -------
OUTSTANDING, SEPTEMBER 26, 1998 (757,500 EXERCISABLE
     AT A WEIGHTED AVERAGE PRICE OF $14.00)                            2,882,300                       $15.67
                                                                       ----------                      -------
                                                                       ----------                      -------

     At September 26, 1998, 841,100 options were available for future grant under all plans. The following table summarizes information about fixed stock options outstanding at September 26, 1998:


                                     OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                         --------------------------------------------   ---------------------------
                                           WEIGHTED
                                           AVERAGE
                                          REMAINING       WEIGHTED                      WEIGHTED
   RANGE OF                NUMBER        CONTRACTUAL      AVERAGE         NUMBER        AVERAGE
EXERCISE PRICES          OUTSTANDING     LIFE (YEARS)  EXERCISE PRICE   EXERCISABLE  EXERCISE PRICE
----------------         -----------     ------------  --------------   -----------  --------------
$   6.00 -  7.00            234,900           1.27         $ 6.64        234,900        $  6.64
    7.13 -  8.94            750,650           5.90           8.93          3,000           7.44
    9.00 - 18.13            368,600           2.79          14.10        291,200          14.11
   18.50 - 19.25             56,100           4.78          18.87          5,600          18.96
   19.56 - 19.56            376,850           3.49          19.56         68,200          19.56
   19.63 - 19.63            560,350           4.59          19.63         52,350          19.63
   19.94 - 23.50            368,400           4.61          22.16         42,050          22.30
   23.56 - 27.75            166,450           4.35          24.76         60,200          25.10
----------------         -----------     ------------  --------------   -----------  --------------
$   6.00 - 27.75          2,882,300           4.28         $15.67        757,500         $14.00
----------------         -----------     ------------  --------------   -----------  --------------
----------------         -----------     ------------  --------------   -----------  --------------

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

     The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                              1998           1997         1996
                                              ----           ----         ----
     Expected life in years            3.87 - 3.98    3.85 - 4.07  3.85 - 4.07

     Expected volatility                     50.2%          46.7%        46.7%

     Risk-free interest rate                  5.5%           6.2%         5.2%

     Expected dividends                       NONE           none         none

     The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1998, 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, proforma net income and earnings per share would appear as follows:

                                              1998           1997         1996
                                              ----           ----         ----
Net income                    As reported  $18,811        $26,292      $30,314
                              Proforma     $15,283        $23,765      $29,032

Net income per diluted share  As reported  $  0.79        $  1.12      $  1.31
                              Proforma     $  0.64        $  1.01      $  1.26

The impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the proforma calculation; accordingly, the fiscal 1998, 1997 and 1996 proforma amounts are not indicative of future period proforma amounts, when the calculation will apply to all applicable stock options.

NOTES RECEIVABLE FROM STOCK SALES

     Notes receivable from stock sales result from the exercise of stock options for notes. The notes are full recourse promissory notes bearing interest at 5.7% to 7.1% and are collateralized by the stock issued upon exercise of the stock options. Interest is payable annually and principal is due through 1999.

10.  OTHER INCOME  (EXPENSE)

Other income (expense) is as follows:

                                                      Years Ended
                                         -------------------------------------
                                         SEPT. 26,      Sept. 27,    Sept. 28,
                                              1998           1997         1996
------------------------------------------------------------------------------
                                                    (In thousands)
Gain on sale of facility                    $3,526
Minority interest in subsidiaries           $ (908)        (1,324)      $ (813)
Royalty income                                 683            951          479
Foreign exchange gain (loss)                  (711)          (350)         299
Equity in income of joint ventures             131            287           93
Gain (loss) on investments, net                 45            (41)       1,646
Other -  net                                   295          1,257          508
------------------------------------------------------------------------------
Other income (expense) net                  $ (465)       $ 4,306       $2,212
------------------------------------------------------------------------------
------------------------------------------------------------------------------

11.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     The Company leases several of its facilities under operating leases. In addition, the Company leases the land for its Auburn manufacturing facilities under long-term fixed leases.

     During the first quarter of fiscal 1997, the Company signed a lease for 216,000 square feet of office, research and development and manufacturing space for its Medical Group headquarters in Santa Clara, California. The lease expires in December 2001. The Company has an option to purchase the property for $24.0 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price, if less than $24.0 million, and $24.0 million, subject to certain provisions of the lease. If the Company does not purchase the property or arrange for its sale as discussed above, the Company would be obligated for an additional lease payment of approximately $21.5 million (included in future minimum lease payments below). The Company occupied the building in July 1998 and commenced lease payments at that time. The lease requires the Company to maintain specified financial covenants, all of which the Company was in compliance with as of September 26, 1998.

     Future minimum payments under the Company's leases are as follows:

                                             Capital         Operating
     Fiscal Year Ending                      Leases            Leases
---------------------------------------------------------------------
                                                 (In thousands)
     1999                                      $19            $ 5,197
     2000                                                       4,367
     2001                                                       3,224
     2002                                                      23,214
     2003                                                       1,073
     Thereafter                                                 5,405
---------------------------------------------------------------------
     Total                                     $19            $42,480
                                                              -------
                                                              -------
     Amount representing interest                1
                                               ---
     Present value of minimum lease
        payments                               $18
                                               ---
                                               ---

     Rent expense was $7,593,000 in fiscal 1998, $7,462,000 in fiscal 1997, and $5,305,000 in fiscal 1996.

     In September 1988, the Company entered into several agreements with Patlex Corporation (Patlex) whereby the Company was granted licenses to several laser related patents developed by Dr. Gordon Gould and assigned to Patlex. Under the terms of the agreements, the Company pays royalties to Patlex of 5% or 3.5% and 2% of certain defined domestic sales and international sales, respectively, subject to certain exceptions and limitations. Royalty expense under these agreements was $893,000 in fiscal 1998, $1,131,000 in fiscal 1997, and $1,324,000 in fiscal 1996. The patents expire on various dates through May 2005.

CONTINGENCIES

     Certain claims and lawsuits have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company, along with several other companies, has been named as a party to a remedial action order issued by the California Department of Toxic Substance Control relating to soil and groundwater contamination at and in the vicinity of the Stanford Industrial Park in Palo Alto, California, where the Company's former Porter Drive corporate headquarters facility is located. The responding parties to the Regional Order (including the Company) have completed Remedial Investigation and Feasibility Reports, which were approved by the State of California. The responding parties have installed four remedial systems and have reached agreement with responding parties on final cost sharing.

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

     Management believes that the Company's probable, nondiscounted net liability at September 26, 1998 for remaining costs associated with the above environmental matters is $1.1 million which has been previously accrued.
This amount consists of total estimated probable costs of $1.5 million ($0.2 million included in other current liabilities and $1.3 million included in other long-term liabilities) reduced by minimum probable recoveries of $0.4 million included in other assets from other parties named to the order.

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

     Information concerning the Company's operations by industry segment and geographic area is as follows:

--------------------------------------------------------------------------------------------------------------
INDUSTRY SEGMENT DATA                                           1998                1997                1996
                                                                               (In thousands)
--------------------------------------------------------------------------------------------------------------
NET SALES, INCLUDING
INTERSEGMENT SALES:
     Electro-Optical products                                $ 274,127            $240,031            $223,683
     Medical products                                          156,257             169,952             162,844
     Intersegment sales                                        (19,935)            (18,945)            (22,097)
--------------------------------------------------------------------------------------------------------------
     NET SALES                                               $ 410,449            $391,038            $364,430
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS:
     Electro-Optical products                                $  26,551            $ 23,270            $ 33,582
     Medical products                                           (4,266)             17,907              13,181
     Corporate expenses                                          1,847               1,133              (2,063)
--------------------------------------------------------------------------------------------------------------
INCOME  FROM OPERATIONS                                      $  24,132            $ 42,310            $ 44,700
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS:
     Electro-Optical products                                $ 227,561            $200,657            $152,653
     Medical products                                           99,788              99,889              90,170
     Eliminations                                               (7,254)             (4,712)             (3,120)
--------------------------------------------------------------------------------------------------------------
     Total identifiable assets                                 320,095             295,834             239,703
     Corporate assets                                           70,666              65,816              71,813
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                 $ 390,761            $361,650            $311,516
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION:
     Electro-Optical products                                $  12,103            $  9,610            $  8,707
     Medical products                                            4,698               4,194               3,205
     Corporate                                                     378                 786                 460
--------------------------------------------------------------------------------------------------------------
TOTAL DEPRECIATION AND AMORTIZATION                          $  17,179            $ 14,590            $ 12,372
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES:
     Electro-Optical products                                $  17,813            $ 22,217            $ 14,587
     Medical products                                            4,295               2,400               4,801
     Corporate                                                     243                 247               5,542
--------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL EXPENDITURES                                   $  22,351            $ 24,864            $ 24,930
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
GEOGRAPHIC REGION INFORMATION                                   1998                1997                1996
                                                                            (In thousands)
--------------------------------------------------------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS
BY GEOGRAPHIC REGION:
     United States                                           $ 302,077            $309,108            $280,285
     Europe                                                     70,089              60,770              75,147
     Asia-Pacific                                               38,283              21,160               8,998
--------------------------------------------------------------------------------------------------------------
NET SALES                                                    $ 410,449            $391,038            $364,430
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
SALES TO AFFILIATES (ELIMINATED IN
CONSOLIDATION) BY GEOGRAPHIC REGION:
     United States                                           $  22,340            $  3,468            $  9,167
     Europe                                                     38,239              35,652              22,309
     Asia-Pacific                                                8,864              10,720               5,710
--------------------------------------------------------------------------------------------------------------
NET SALES                                                    $  69,443            $ 49,840            $ 37,186
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS:
     United States                                           $   5,347            $ 25,750            $ 34,577
     Europe                                                     18,633              18,302              11,331
     Asia-Pacific                                                3,307                 (19)                172
     Corporate expenses                                         (1,027)               (314)               (817)
     Transfers between geographic areas                         (2,128)             (1,409)               (563)
--------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                       $  24,132            $ 42,310            $ 44,700
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS:
     United States                                           $ 223,854            $215,128            $182,926
     Europe                                                     81,432              68,962              51,727
     Asia-Pacific                                               22,063              16,456               8,170
     Eliminations                                               (7,254)             (4,712)             (3,120)
--------------------------------------------------------------------------------------------------------------
     Total identifiable assets                                 320,095             295,834             239,703
     Corporate assets                                           70,666              65,816              71,813
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                 $ 390,761            $361,650            $311,516
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
EXPORT SALES:
     Asia-Pacific                                            $  47,500            $ 64,523            $ 54,938
     Europe                                                     53,364              41,124              40,153
     Rest of world                                              16,339              15,103              12,887
--------------------------------------------------------------------------------------------------------------
TOTAL EXPORT SALES                                           $ 117,203            $120,750            $107,978
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
NET SALES TO GEOGRAPHIC REGION:
    United States                                            $ 185,004            $177,803            $172,307
    Europe                                                     110,673              99,371             100,581
    Asia-Pacific                                                97,738              97,022              81,551
    Rest of world                                               17,034              16,842               9,991
--------------------------------------------------------------------------------------------------------------
NET SALES                                                    $ 410,449            $391,038            $364,430
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
NET ASSETS OF FOREIGN SUBSIDIARIES:
     Total assets                                            $ 125,895            $107,679            $ 68,531
     Total liabilities                                         (68,383)            (65,305)            (47,917)
--------------------------------------------------------------------------------------------------------------
NET ASSETS                                                   $  57,512            $ 42,374            $ 20,614
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

13.  SUBSEQUENT EVENT

     On December 7, 1998, the Company signed a definitive agreement with Palomar Medical Technologies, Inc. (Palomar) to acquire Palomar's majority owned subsidiary, Star Medical Technologies, Inc., for $65 million in cash. The consummation of the sale, which is subject to the approval of Palomar's stockholders, other standard closing conditions and certain regulatory approvals, is expected to occur in February 1999. The Company is in the process of securing a private bond placement to finance the acquisition. In the interim, the Company's bank has agreed to provide a bridge loan in the event that other financing is not obtained by the closing of the deal.


14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for fiscal 1998 and 1997 are as follows:

                                                      First         Second          Third              Fourth
                                                      Quarter       Quarter        Quarter             Quarter
                                                                (In thousands, except per share amounts)
--------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 26, 1998:

Net sales                                           $101,369       $105,881       $ 98,552            $104,647
Gross profit                                          52,450         52,696         44,691              48,028
Net income (loss)                                      7,510          6,838         (1,727)              6,190
Net income (loss) per diluted share                      .32            .29           (.07)                .26
Net income (loss) per basic share                        .33            .29           (.07)                .26
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

YEAR ENDED SEPTEMBER 27, 1997:

Net sales                                            $93,893        $90,985       $102,335            $103,825
Gross profit                                          49,050         48,980         54,581              52,891
Net income (loss)                                       (532)         8,870         11,350               6,604
Net income (loss) per diluted share                     (.02)           .38            .48                 .28
Net income (loss) per basic share                       (.02)           .39            .50                 .29
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

                       VALUATION AND QUALIFYING ACCOUNTS
         FOR THE YEARS ENDED SEPTEMBER 26, 1998, SEPTEMBER 27, 1997,
                             AND SEPTEMBER 28, 1996
                                (In thousands)

                                                                  Additions
                                             Balance at          Charged to        Deductions         Balance
                                              Beginning          Costs and            from            at End
                                             of Period            Expenses         Reserves (1)      of Period
--------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 26, 1998:
Accounts receivable allowances                   $3,499             $ 6,945         $ (5,627)          $ 4,817
Warranty                                          7,498              10,681           (7,241)           10,938
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 27, 1997:
Accounts receivable allowances                   $3,285             $ 1,905         $ (1,691)          $ 3,499
Warranty                                          9,450              12,164          (14,116)            7,498
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 28, 1996:
Accounts receivable allowances                   $2,834             $ 2,069         $ (1,618)          $ 3,285
Warranty                                          6,856               9,316           (6,722)            9,450
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

    (1) Reductions from the reserves are for the purpose for which the reserves were created.

                                  INDEX TO EXHIBITS

Sequentially
  Exhibit                                                            Numbered
  Number                               Exhibit                         Page
------------                           -------                       --------
     21.1           Subsidiaries                                         55

     23.1           Independent Auditors' Consent                        56

     24.1           Power of Attorney                                    28

     27             Financial Data Schedules                             57


All other exhibits required to be filed as part of this report have been incorporated by reference. See item 14(c) for a complete index of such exhibits.