Form 10-K405/A
period 1998-09-26
COHERENT INC
filed 1999-01-08
CIK 21510

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------
                             ----------------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

(Mark One)

(x) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: SEPTEMBER 26, 1998

                                       OR

( )  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from              to

     Commission File Number: 0-5255
                             ----------------------
                             ----------------------

                                 COHERENT, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   94-1622541
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


             5100 PATRICK HENRY DRIVE, SANTA CLARA, CALIFORNIA 95054
               (Address of principal executive offices) (zip code)
                                 (408) 764-4000
              (Registrant's telephone number, including area code)
                             ----------------------
                             ----------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
             -

     As of November 17, 1998, 23,870,303 shares of Common Stock were outstanding. The aggregate market value of the voting shares (based upon the closing price reported by the Nasdaq National Market on November 17, 1998) of Coherent, Inc., held by nonaffiliates was $207,527,198. For purposes of this disclosure, shares of Common Stock and shares of Common Stock held by persons who own 5% or more of the outstanding Common Stock and shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily a conclusive.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                EXPLANATORY NOTE

     This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 26, 1998 filed with the Securities and Exchange Commission (the ACommission@) solely for the purpose of revising and restating the following items in their entirety.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   INCOME TAXES

     The provision for income taxes consists of the following:


                                                                            1998           1997             1996
--------------------------------------------------------------------------------------------------------------------
                                                                                       (In thousands)
Currently payable:
Federal                                                                    $ 5,126        $ 9,789           $18,179
State                                                                           65          1,666            2,452
Foreign                                                                      7,171         10,660            6,105
--------------------------------------------------------------------------------------------------------------------
                                                                            12,362         22,115            26,736
--------------------------------------------------------------------------------------------------------------------
Deferred charge (credit):
Federal                                                                     (7,069)         1,601            (5,077)
State                                                                         (757)           (35)           (1,348)
Foreign                                                                        358         (3,179)           (1,308)
--------------------------------------------------------------------------------------------------------------------
                                                                            (7,468)        (1,613)           (7,733)
--------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                 $ 4,894        $20,502           $19,003
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

     The components of income  before income taxes consist of:


                                                                            1998           1997               1996
--------------------------------------------------------------------------------------------------------------------
                                                                                       (In thousands)
United States                                                              $ 8,037        $31,244           $39,820
Foreign                                                                     15,668         15,550             9,497
--------------------------------------------------------------------------------------------------------------------
Income  before income taxes                                                $23,705        $46,794           $49,317
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

     The reconciliation of the statutory federal income tax rate to the effective rate is as follows:


                                                                           1998            1997         1996
--------------------------------------------------------------------------------------------------------------------
                                                                           % OF            % of         % of
                                                                          PRETAX          Pretax       Pretax
                                                                          INCOME          Income       Income
--------------------------------------------------------------------------------------------------------------------
Federal statutory tax rate                                                35.0%           35.0%        35.0%
Benefit from favorable IRS ruling                                        (10.3)
Non-deductible purchased in-process technology                                             6.3
Foreign tax rates in excess of U.S. rates                                  7.8             4.4          3.0
Foreign tax credit                                                        (8.6)           (1.8)        (1.3)
Foreign sales corporation benefit                                                                      (1.0)
State income taxes, net of federal income tax benefit                     (1.9)            2.3          1.7
Research and Development credit,  net of recapture                        (4.7)           (2.9)        (0.4)
Other                                                                      3.3             0.5          1.5
--------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                20.6%           43.8%        38.5%
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

     The significant components of deferred tax assets and liabilities were:


                                                      SEPTEMBER 26,       September 27,
                                                          1998                1997
---------------------------------------------------------------------------------------
                                                               (In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible          $18,402             $13,737
Operating loss carry forwards and tax credits             6,683               3,996
Intercompany profit                                       1,179                 695
Deferred service revenue                                  2,462               2,351
State taxes                                               1,114               1,563
Depreciation and amortization                               620
Other                                                     2,456               1,539
---------------------------------------------------------------------------------------
                                                         32,916              23,881
Valuation allowance                                      (3,567)             (2,567)
---------------------------------------------------------------------------------------
                                                         29,349              21,314
Deferred tax liabilities:
Depreciation and amortization                                                   990
Other                                                     2,779               1,631
---------------------------------------------------------------------------------------
                                                          2,779               2,621
---------------------------------------------------------------------------------------
Total deferred tax assets and liabilities               $26,570             $18,693
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

     The Company increased its valuation allowance in fiscal 1998 by $1,000,000 to partially reserve for the current year benefit of foreign tax credit carryforwards for which realization is not likely.

     The total net deferred tax asset is classified on the balance sheet at September 26, 1998 and September 27, 1997 as follows (in thousands):


                                                          1998                1997
---------------------------------------------------------------------------------------
                                                               (In thousands)
Current deferred income tax assets                      $26,618             $22,267
Non-current deferred income tax liabilities                 (48)             (3,574)
---------------------------------------------------------------------------------------
Net deferred tax assets                                 $26,570             $18,693
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

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

10.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows:


                                                       Years Ended
                                            -----------------------------------
                                             SEPT. 26,   Sept. 27,   Sept. 28,
                                               1998        1997        1996
                                            -----------------------------------
                                                      (In thousands)
Gain on sale of facility                                $ 3,526
Minority interest in subsidiaries           $  (908)     (1,324)    $  (813)
Royalty income                                  683         951         479
Foreign exchange gain (loss)                   (711)       (350)        299
Equity in income of joint ventures              131         287          93
Gain (loss) on investments, net                  45         (41)      1,646
Other - net                                     295       1,257         508
-------------------------------------------------------------------------------
Other income (expense) net                  $  (465)    $ 4,306     $ 2,212
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of January 1999.

                                          COHERENT, INC.

                                          By: /s/ ROBERT J. QUILLINAN
                                              ---------------------------------
                                              Robert J. Quillinan
                                              Executive Vice President & CFO


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No 1 to Form 10-K on Form 10-K/A has been signed below by the following persons on January 6, 1999 on behalf of the Registrant and in the capacities and on the dates indicated:


             SIGNATURES                              TITLE
             ----------                              -----
                *                  Director, President & Chief Executive Officer
      ----------------------       (Principal Executive Officer)
       Bernard J. Couillaud

                *                  Executive Vice President & Chief Financial
      ----------------------       Officer
       Robert J. Quillinan

                *                  Director, Chairman of the Board
      ----------------------
        Henry E. Gauthier

                *                  Director
      ----------------------
        Charles W. Cantoni

                *                  Director
      ----------------------
          Frank Carrubba

                *                  Director
      ----------------------
       Thomas Sloan Nelsen

                *                  Director
      ----------------------
       Jerry E. Robertson


* By: /s/ Robert J. Quillinan
      -----------------------
      Robert J. Quillinan
      Attorney-in-Fact