Form 10-K405/A
period 1998-09-26
COHERENT INC
filed 1999-01-22
CIK 21510

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-K/A

                                  AMENDMENT NO. 2

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED:  SEPTEMBER 26, 1998

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

              5100 PATRICK HENRY DRIVE, SANTA CLARA, CALIFORNIA 95054
            (Address of principal executive offices, including zip code)

                                   (408) 764-4000
                (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:  NONE

            Securities registered pursuant to Section 12(g) of the Act:

                       COMMON STOCK, $.01 PAR VALUE PER SHARE
                            COMMON STOCK PURCHASE RIGHTS
                                  (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 26, 1998, 23,881,913 shares of Common Stock were outstanding. The aggregate market value of the voting shares (based upon the closing price reported by the Nasdaq National Market on December 26, 1998) of Coherent, Inc., held by nonaffiliates was $184,205,142. For purposes of this disclosure, shares of Common Stock held by persons who own 5% or more of the outstanding Common Stock and shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

                        DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                  EXPLANATORY NOTE

     This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 26, 1998. This Form 10-K/A is filed with the Securities and Exchange Commission (the "Commission") solely for the purpose of revising and restating the following items in their entirety.

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

     The names of the directors of the Company and certain information about them are set forth below.

                                                          DIRECTOR
NAME OF DIRECTOR                            AGE            SINCE               PRINCIPAL OCCUPATION
----------------                            ---           --------             --------------------

Bernard J. Couillaud (3) . . . . . . . .     54             1996      President and Chief Executive Officer of the Company
Henry E. Gauthier (1) (2) (3). . . . . .     58             1983      Chairman of the Board of Directors of the Company
Charles W. Cantoni (1)(2)(3) . . . . . .     63             1983      Owner, Cantoni Consulting
Frank P. Carrubba (1)(2)(3). . . . . . .     61             1989      Retired Chief Technical Officer, Phillips Electronics N.V.
Thomas Sloan Nelsen (1)(2) . . . . . . .     72             1983      Retired Professor of Surgery, Stanford University
                                                                      School of Medicine
Jerry E. Robertson (1)(2). . . . . . . .     66             1994      Retired Executive Vice President, 3M Life Sciences Sector
                                                                      and Corporate Services

-------------------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Nominating Committee

     Except as set forth below, each of the nominees has been engaged in his principal occupation set forth above during the past five years. There is no family relationship between any director or executive officer of the Company.

     Mr. Cantoni is the owner of Cantoni Consulting and provides management and medical marketing consulting services. Prior to founding Cantoni Consulting, Mr. Cantoni was Vice President, Quinton Instruments, Inc., a manufacturer of medical instrumentation products, a position he has held since October 1994. From August 1988 until September 1994, he was President of ImageComm Systems, Inc., a value added reseller of medical image processing systems.

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

OFFICERS

     The names, ages and office of all of the executive officers of the Company are set forth below.

NAME OF OFFICER                       AGE                      OFFICE HELD
---------------                       ---                      -----------
Bernard J. Couillaud..............    54         President and Chief Executive Officer
Robert J. Quillinan...............    51         Executive Vice President and Chief Financial Officer
John R. Ambroseo..................    37         Executive Vice President and President, Coherent Laser Group
Vittorio Fossati-Bellani..........    51         Executive Vice President and President, Coherent Semiconductor Group
Robert M. Gelber..................    53         Executive Vice President and President, Coherent Auburn Group
Scott H. Miller...................    44         Senior Vice President and General Counsel
Larry W. Sonsini..................    57         Secretary

     There are no family relationships between any of the executive officers and directors.

     Mr. Couillaud has served as President and Chief Executive Officer as well as a member of the Board of Directors since July 1996. He served as Vice President and General Manager of Coherent Laser Group from March 1992 to July 1996. From 1990 to March 30, 1992, he served as Manager of the Advanced Systems Business Unit, and from 1987 to 1990, he served as Director of R&D for the Coherent Laser Group.

     Mr. Quillinan has served as Executive Vice President and Chief Financial Officer since July 1984. He served as Vice President and Treasurer from March 1982 to July 1984 and as Corporate Controller from April 1980 to March 1982.

     Mr. Ambroseo became Executive Vice President and President, Coherent Laser Group in July 1997. He joined Coherent in 1988 as a Sales Engineer and has served as Product Marketing Manager, U. S. Sales Manager, Director of European Operations and most recently as Scientific Business Unit Manager.

     Mr. Fossati-Bellani became Executive Vice President and President, Coherent Semiconductor Group in July 1997. He joined the Italian office of Coherent in 1979 as a Scientific Sales Engineer and has served in the capacity of Product Manager, Director of Marketing, Director of Business Development, Scientific Business Unit Manager and Diode Laser Business Unit Manager for the Coherent Laser Group.

     Mr. Gelber has served as Executive Vice President and President, Coherent Auburn Group since August 1986.

     Mr. Miller has served as General Counsel to the Company since October 1988 and as Senior Vice President since March 1994.

     For over seven years, Mr. Sonsini has served as the Company's Secretary. He is a member of the law firm of Wilson, Sonsini, Goodrich & Rosati, P.C.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received by the Company, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, during fiscal 1998, its officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

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

                             SUMMARY COMPENSATION TABLE

                                                                                          AWARDS        ALL OTHER
NAME                                         YEAR       SALARY ($)       BONUS ($)      OPTIONS (#)    COMPENSATION
----                                         ----       ----------       ---------      -----------    ------------
 Bernard J. Couillaud....................... 1998       $337,492         $147,578        138,000        $23,393 (1)
 President and Chief Executive Officer       1997        273,229          341,797         24,000         14,834
                                             1996        185,353          258,595         30,000         12,937

 Robert J. Quillinan........................ 1998       $220,201         $ 65,138         34,000        $14,723 (2)
 Executive Vice President and                1997        194,964          192,491         14,000         15,267
 Chief Financial Officer                     1996        182,361          268,251         12,000          9,527

 John Ambroseo.............................. 1998       $206,898 (3)     $108,668         36,000        $ 8,672 (4)
 Executive Vice President and                1997        304,897 (5)       80,605         21,000          9,266
 President, Coherent Laser Group             1996        119,900           98,408          5,000          6,803

 Vittorio Fossati-Bellani (6)............... 1998       $178,288         $ 46,669         24,000        $11,207 (7)
 Executive Vice President and                1997        127,515           77,693         19,500          9,537
 President, Coherent Semiconductor Group     1996        120,872          117,632          4,000          7,908

 Robert M. Gelber........................... 1998       $190,575         $ 37,423         18,000        $ 9,188 (8)
 Executive Vice President and                1997        174,777           97,155         12,000         16,210
 President, Coherent Auburn Group            1996        160,135          158,532         12,000         16,033

----------------------
(1) Includes $18,427 contributed by the Company under defined contribution plans and $4,966 in life insurance benefits.
(2) Includes $12,439 contributed by the Company under defined contribution plans and $2,284 in life insurance benefits.
(3)  Includes $19,282 compensation related to European assignment.
(4) Includes $8,260 contributed by the Company under defined contribution plans and $412 in life insurance benefits.
(5)  Includes $186,162 compensation related to European assignment.
(6) Mr. Fossati-Bellani became Executive Vice President and President, Coherent Semiconductor Group on July 25, 1997.
(7) Includes $9,486 contributed by the Company under defined contribution plans and $1,721 in life insurance benefits.
(8) Includes $6,882 contributed by the Company under defined contribution plans and $2,306 in life insurance benefits.

STOCK OPTION GRANTS AND EXERCISES

     The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options granted during the fiscal year ended September 26, 1998.

                     OPTION GRANTS IN LAST FISCAL YEAR

                                                     INDIVIDUAL GRANTS
                                  -------------------------------------------------------      POTENTIAL REALIZABLE VALUE
                                  NUMBER OF           % OF TOTAL                                  AT ASSUMED ANNUAL
                                  SECURITIES           OPTIONS                                   RATES OF STOCK PRICE
                                  UNDERLYING          GRANTED TO                                   APPRECIATION FOR
                                    OPTIONS           EMPLOYEES    EXERCISE                         OPTION TERM (4)
                                    GRANTED            IN FISCAL     PRICE    EXPIRATION       --------------------------
NAME                               (#)(1)(2)           YEAR (3)     ($/SH)       DATE             5% ($)       10% ($)
----                              ----------          ----------   --------   ----------       ----------    ----------
Bernard J. Couillaud.........        11,188              1.18        $8.94     8/31/04           $ 34,007      $77,151
                                    126,812             13.42        $8.94     8/31/04           $385,458     $874,474
Robert J. Quillinan..........        11,188              1.18        $8.94     8/31/04            $34,007      $77,151
                                     22,812              2.41        $8.94     8/31/04            $69,339     $157,308
John Ambroseo................        11,188              1.18        $8.94     8/31/04            $34,007      $77,151
                                     24,812              2.63        $8.94     8/31/04            $75,419     $171,099
Vittorio Fossati-Bellani.....        11,188              1.18        $8.94     8/31/04            $34,007      $77,151
                                     12,812              1.36        $8.94     8/31/04            $38,943      $88,349
Robert M. Gelber.............        11,188              1.18        $8.94     8/31/04            $34,007      $77,151
                                      6,812              0.72        $8.94     8/31/04            $20,706      $46,974

(1) The Company's 1987 Stock Option Plan and 1995 Stock Plan (collectively the "Option Plans") provide for the grant of options and stock purchase rights to officers, employees and consultants of the Company. Options granted under the Option Plans may be either "nonstatutory options" or "incentive stock options." The exercise price is determined by the Board of Directors or its Compensation Committee and, in the case of incentive stock options, may not be less than 100% of the fair market value of the Common Stock on the date of grant (110% in the case of grants to 10% shareholders). The options expire not more than ten years from the date of grant and may be exercised only while the optionee is employed by the Company or within such period of time after termination of employment as is determined by the Board or its Committee at the time of grant. The Board of Directors may determine when options granted may be exercisable.

(2) The first entry for each individual sets forth the number of options awarded that are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986. The second entry for each individual sets forth the number of options that are nonstatutory stock options.

(3) The Company granted options to purchase an aggregate of 644,200 to all employees other than executive officers and granted options to purchase an aggregate of 301,000 shares to all executive officers as a group (7 persons), during fiscal 1998.

(4) This column sets forth hypothetical gains or "option spreads" for the options at the end of their respective ten-year terms, as calculated in accordance with the rules of the Securities and Exchange Commission. Each gain is based on an arbitrarily assumed annualized rate of compound appreciation of the market price at the date of grant of 5% and 10% from the date the option was granted to the end of the option term. The 5% and 10% rates of appreciation are specified by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices. The Company does not necessarily agree that this method properly values an option. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock and overall market conditions.

     The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options exercised during the fiscal year ended September 26, 1998 and the value of unexercised options at such date.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                         AND FISCAL YEAR-END OPTION VALUES

                                                                   NUMBER OF SECURITIES
                                                                  UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                     OPTIONS/SARS AT           IN-THE-MONEY OPTIONS AT
                                    SHARES          VALUE       SEPTEMBER 26, 1998 (#)(2)     SEPTEMBER 26, 1998 ($)(3)
                                  ACQUIRED ON     REALIZED      ---------------------------   ---------------------------
NAME                             EXERCISE (#)      ($)(1)       EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                             ------------     ---------     -----------   -------------   -----------   -------------
Bernard J. Couillaud..........            0              $0        48,000        180,000         $67,500        $77,625

Robert J. Quillinan...........       36,000        $320,250        12,000         60,000              $0        $19,125

John Ambroseo.................        2,000         $18,750         7,000         54,000              $0        $20,250

Vittorio Fossati-Bellani......            0              $0         9,000         42,000              $0        $13,500

Robert M. Gelber..............        1,870         $21,271        22,130         42,000         $31,656        $10,125

-----------------
(1) The value realized is calculated based on the closing price of the Company's Common Stock as reported by the Nasdaq National Market on the date of exercise minus the exercise price of the option, and does not necessarily indicate that the optionee sold such stock.
(2) The Company has not granted any stock appreciation rights and its stock plans do not provide for the granting of such rights.
(3) The market value of underlying securities is based on the difference between the closing price of the Company's Common Stock on September 25, 1998 of $9.50 (as reported by Nasdaq National Market) and the exercise price.

DIRECTOR COMPENSATION

     In fiscal year 1998, members of the Board of Directors who were not employees of the Company received $16,000 plus $1,500 per meeting attended and were reimbursed for their expenses incurred in attending such meetings.

     The Company's 1990 Directors' Stock Option Plan (the "Directors' Option Plan") was adopted by the Board of Directors on December 8, 1989 and was approved by the stockholders on March 29, 1990. The Directors' Option Plan was amended by the Board of Directors on January 25, 1996, and the amendment was approved by the stockholders on March 20, 1996. The Directors' Option Plan provides for the automatic and non-discretionary grant of a non-statutory stock option to purchase 20,000 shares of the Company's Common Stock to each non-employee director on the later of the effective date of the Directors' Option Plan or the date on which such person becomes a director. Thereafter, each non-employee director will be automatically granted a non-statutory stock option to purchase 5,000 shares of Common Stock on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director is reelected to serve on the Board of Directors, if, on such date, he or she has served on the Board for at least three months. Such plan provides that the exercise price shall be equal to the fair market value of the Common Stock on the date of grant of the options.

     Three non-employee directors have each been granted options to purchase 60,000 shares of the Company's Common Stock under such plan at a weighted average exercise price of $11.34. One non-employee director has been granted options to purchase 40,000 shares of the Company's Common Stock under such plan at a weighted average exercise price of $13.58 per share.
One non-employee director has been granted options to purchase 25,000 shares of the Company's Common Stock under such plan at a weighted average exercise price of $22.61 per share. As of November 24, 1998, 110,000 shares had been issued on exercise of such options. The following table shows, as to each non-employee director, information concerning options exercised under the Directors' Option Plan during the last fiscal year:

                 OPTION EXERCISES IN LAST FISCAL YEAR BY DIRECTORS

NAME                                       SHARES ACQUIRED ON EXERCISE          VALUE REALIZED(1)
----                                       ---------------------------          -----------------
Frank Carrubba.....................                   5,000                           $84,688

Jerry E. Robertson.................                   5,000                           $62,656

------------------
(1) The value realized is calculated based on market value less exercise price. The market value of underlying securities is based on the closing price of the Company's Common Stock as reported by the NASDAQ National Market on the date of exercise.

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

     Mr. Gauthier and the Company have entered into a Management Transition Agreement pursuant to which Mr. Gauthier has agreed to provide employment and consulting services to the Company through June 30, 1999. In consideration for these services, the Company agreed (i) to pay Mr. Gauthier his base salary through June 30, 1997, (ii) to pay him an hourly consulting fee equal to $175.00 for services rendered through June 30, 1999, and (iii) to provide him with benefits under the Company's medical, dental and life insurance plans.

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

PRODUCTIVITY INCENTIVE PLAN

     Under the Company's Productivity Incentive Plan (the "Incentive Plan"), 450,000 shares of Common Stock were initially reserved, and as of the fiscal year ended September 26, 1998, 50,647 shares of Common Stock were available for issuance to employees of the Company and its designated subsidiaries who are customarily employed for at least twenty hours per week. The purpose of the Incentive Plan is to enhance an employee's proprietary interest in the Company and to create an incentive for the Company's success.

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

EMPLOYEE STOCK PURCHASE PLAN

     The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the stockholders in 1980. A total of 4,575,000 shares of Common Stock have been reserved under the Purchase Plan, and as of the end of fiscal year 1998, 653,024 shares of Common Stock remained available for issuance thereunder. The Purchase Plan permits employees who are employed for at least twenty hours per week and more than five months in a calendar year to purchase Common Stock of the Company, through payroll deductions at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each twelve-month period. Payroll deductions may not exceed 10% of an employee's compensation. The Purchase Plan provides for two offerings during each fiscal year, each having a duration of twelve months.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of January 20, 1999 certain information with respect to the beneficial ownership of the Company's Common Stock by
(i) any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each director and each nominee for director to the Company, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all executive officers and directors of the Company as a group.

                                                                                        NUMBER OF          PERCENT
NAME AND ADDRESS                                                                        SHARES (1)         OF TOTAL
----------------                                                                        ----------         --------
ICM Asset Management (2).........................................................         2,567,175         10.75%
    601 W. Main Ave.
    Spokane, WA 99201
Franklin Templeton Group (3).....................................................         2,390,260         10.01%
    777 Mariners Blvd.
    San Mateo, CA 94404
PRIMECAP Management (4)..........................................................         2,010,000          8.41%
    225 S. Lake Ave, #400
    Pasadena, CA 91101
Eagle Asset Management (5).......................................................         1,773,555          7.42%
    880 Carillon Pkwy., 3rd Floor
    St. Petersburg, FL 33733
Henry E. Gauthier (6)............................................................           100,330            *
Bernard J. Couillaud (7).........................................................            80,626            *
Robert J. Quillinan (8)..........................................................            62,048            *
Robert M. Gelber (9).............................................................            37,333            *
Jerry E. Robertson (10)..........................................................            30,000            *
Frank Carrubba (11)..............................................................            20,000            *
Thomas Sloan Nelsen (12).........................................................            12,000            *
Charles W. Cantoni (13)..........................................................            10,000            *
Vittorio Fossati-Bellani (14)....................................................            10,746            *
John Ambroseo (15)...............................................................            10,866            *

All directors and executive officers as
    a group (12 persons) (16)....................................................           439,789          1.84%

-------------------
 *   Represents less than 1%.
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange commission (the "SEC") and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, each share of Coherent Common Stock subject to options held by that person that will be exercisable on or before March 21, 1999, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Represents shares reported by Carson Group on January 14, 1999 as being held by ICM Asset Management as of September 30, 1998.
(3) Represents shares reported by Carson Group on January 14, 1999 as being held by Franklin Advisers, Inc. as of September 30, 1998.
(4) Represents shares reported by Carson Group on January 14, 1999 as being held by PRIMECAP Management as of September 30, 1998.
(5) Represents shares reported by Carson Group on January 14, 1999 as being held by Eagle Asset Management as of September 30, 1998.
(6) Includes 27,000 shares issuable upon exercise of options held by Mr. Gauthier which are currently exercisable or will become exercisable within 60 days of January 20, 1999.
(7) Includes 48,000 shares issuable upon exercise of options held by Mr. Couillaud which are currently exercisable or will become exercisable within 60 days of January 20, 1999.
(8) Includes 12,000 shares issuable upon exercise of options held by Mr. Quillinan which are currently exercisable or will become exercisable within 60 days of January 20, 1999.
(9) Includes 22,130 shares issuable upon exercise of options held by Mr. Gelber which are currently exercisable or will become exercisable within 60 days of January 20, 1999.
(10) Includes 5,000 shares issuable upon exercise of options held by Mr. Robertson which are currently exercisable or will become exercisable within 60 days of January 20, 1999.
(11) Includes 10,000 shares issuable upon exercise of options held by Mr. Carrubba which are currently exercisable or will become exercisable within 60 days of January 20, 1999.
(12) Includes 5,000 shares issuable upon exercise of options held by Dr. Nelsen which are currently exercisable or will become exercisable within 60 days of January 20, 1999.
(13) Includes 10,000 shares issuable upon exercise of options held by Mr. Cantoni which are currently exercisable or will become exercisable within 60 days of January 20, 1999.
(14) Includes 9,000 shares issuable upon exercise of options held by Mr. Fossati-Bellani which are currently exercisable or will become exercisable within 60 days of January 20, 1999.
(15) Includes 7,000 shares issuable upon exercise of options held by Mr. Ambroseo which are currently exercisable or will become exercisable within 60 days of January 20, 1999.
(16) Includes an aggregate of 185,630 options which are currently exercisable or will become exercisable within 60 days of January 20, 1999.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following table sets forth information with respect to all executive officers of the Company who had indebtedness outstanding during the past fiscal year. This indebtedness arose as a result of the delivery of promissory notes in connection with the exercise of stock options.

                                                                                        LARGEST
                                                                                         AMOUNT            BALANCE AT
                                   NEW LOANS          INTEREST           MATURITY      OUTSTANDING        SEPTEMBER 26,
NAME                              DURING 1998          RATES             DATE(S)       DURING 1998             1998
----                              -----------         --------           --------      -----------        -------------
Scott Miller................        $0.00              7.10%             10/4/99         $111,680            $111,680
Bob Quillinan...............       $325,779          5.68-5.69%       2/27/03-7/31/03    $325,779            $325,779

     All promissory notes are full recourse and are secured by the shares of Common Stock of the Company issued upon exercise of the options. Interest is paid annually.

     See "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" for a description of Dr. Nelsen's consulting arrangement with the Company.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of January 1999.

                                   COHERENT, INC.

                                   By:  /s/  BERNARD J. COUILLAUD
                                       -------------------------------------
                                       Bernard J. Couillaud
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Form 10-K on Form 10-K/A has been signed below by the following persons on January 21, 1999 on behalf of the Registrant and in the capacities and on the dates indicated:


         SIGNATURES                                TITLE
         ----------                              --------

             *                     Director, President & Chief Executive Officer
------------------------------     (Principal Executive Officer)
   Bernard J. Couillaud

             *                     Executive Vice President & Chief Financial Officer
------------------------------
    Robert J. Quillinan

             *                     Director, Chairman of the Board
------------------------------
     Henry E. Gauthier

             *                     Director
------------------------------
    Charles W. Cantoni

             *                     Director
------------------------------
      Frank Carrubba

             *                     Director
------------------------------
    Thomas Sloan Nelsen

             *                     Director
------------------------------
    Jerry E. Robertson

* By:  /s/ BERNARD J. COUILLAUD
      ----------------------------
           Bernard J. Couillaud
           Attorney-in-Fact