Form 10-Q
period 1998-12-26
COHERENT INC
filed 1999-02-08
CIK 21510

                                     UNITED
                    STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    -----------------------------------------------------------------------

                                   FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 1998
                                                        OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -----------

Commission File Number:  0-5255


                                 COHERENT, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                 94-1622541
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

                      APPLICABLE ONLY TO CORPORATE ISSUES:

The number of shares outstanding of registrant's common stock, par value $.01 per share, at January 21, 1999 was 23,889,313 shares.

                                 COHERENT, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.       FINANCIAL INFORMATION:

     Consolidated Condensed Statements of Income --
        Three months ended December 26, 1998 and December 27, 1997           3

     Consolidated Condensed Balance Sheets --
        December 26, 1998 and September 26, 1998                             4

     Consolidated Condensed Statements of Cash Flows --
        Three months ended December 26, 1998 and December 27, 1997           5

     Notes to Consolidated Condensed Financial Statements                    6

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10

PART II.          OTHER INFORMATION                                         17


SIGNATURES                                                                  18


                          PART I. FINANCIAL INFORMATION

                         COHERENT, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     THREE
                                                                                  MONTHS ENDED

                                                                         DECEMBER 26,                  December 27,
                                                                            1998                          1997
----------------------------------------------------------------------------------------------------------------
NET SALES                                                                 $105,631                   $101,369
COST OF SALES                                                               54,672                     48,919
----------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                50,959                     52,450
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Research and development                                               10,915                     10,428
     Selling, general and administrative                                    33,629                     29,935
----------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                    44,544                     40,363
----------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                                       6,415                     12,087
----------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
     Interest and dividend income                                              644                        322
     Interest expense                                                         (437)                      (318)
     Foreign exchange gain (loss)                                               16                       (345)
     Minority interest in subsidiaries                                        (206)                      (294)
     Other - net                                                              (157)                       293
----------------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE), NET                                             (140)                      (342)
----------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                   6,275                     11,745
PROVISION FOR INCOME TAXES                                                   2,009                      4,235
----------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $     4,266                 $    7,510
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

NET INCOME PER SHARE:
     BASIC                                                             $       .18                 $      .33
     DILUTED                                                           $       .18                 $      .32
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

SHARES USED IN COMPUTATION:
     BASIC                                                                  23,809                     23,080
     DILUTED                                                                24,210                     23,598
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                         COHERENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
              (UNAUDITED; IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)


                                                                          DECEMBER 26,              September 26,
                                                                              1998                      1998
-------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
     Cash and equivalents                                                  $  14,480                $  15,944
     Short-term investments                                                   19,581                   16,954
     Accounts receivable - net of allowances of
         $5,127 in 1999 and $4,817 in 1998                                    87,705                   86,822
     Inventories                                                             104,887                  103,541
     Prepaid expenses and other assets                                        17,841                   22,895
     Deferred tax assets                                                      32,025                   26,618
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                         276,519                  272,774
-------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT                                                       152,333                  147,775
ACCUMULATED DEPRECIATION AND AMORTIZATION                                    (67,673)                 (64,918)
-------------------------------------------------------------------------------------------------------------------
     Property and equipment - net                                             84,660                   82,857
-------------------------------------------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
     $7,079 in 1999 and $6,912 in 1998                                        11,180                   11,595
OTHER ASSETS                                                                  24,001                   23,535
-------------------------------------------------------------------------------------------------------------------
                                                                            $396,360                 $390,761
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term borrowings                                                 $  16,141                $  11,645
     Current portion of long-term obligations                                    975                      788
     Accounts payable                                                         13,738                   17,851
     Income taxes payable                                                      6,628                    9,160
     Other current liabilities                                                60,744                   59,603
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                     98,226                   99,047
-------------------------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS                                                         12,013                   12,828
OTHER LONG-TERM  LIABILITIES                                                  14,147                   12,599
MINORITY INTEREST IN SUBSIDIARIES                                              3,875                    3,664

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01
         Authorized - 100,000 shares
         Outstanding 23,882 in 1999 and 23,736 in 1998                           237                      236
     Additional paid-in capital                                              103,577                  102,469
     Notes receivable from stock sales                                          (310)                    (310)
     Accumulated other comprehensive income                                    1,432                    1,331
     Retained earnings                                                       163,163                  158,897
-------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                   268,099                  262,623
-------------------------------------------------------------------------------------------------------------------
                                                                            $396,360                 $390,761
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                         COHERENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                                          THREE
                                                                                      MONTHS ENDED
                                                                            DECEMBER 26,         December 27,
                                                                                1998                 1997
-------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
OPERATING ACTIVITIES:
     Net income                                                               $  4,266             $  7,510

     Adjustments to reconcile net income to net cash
         provided by (used for) operating activities:
         Purchases of short-term investments                                   (24,727)             (41,188)
         Proceeds from sales of short-term investments                          22,100               34,601
         Changes in assets and liabilities                                      (5,739)              (6,709)
         Depreciation and amortization                                           4,480                3,932
         Other adjustments                                                         135                  240
-----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                               515               (1,614)
-----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                   (4,876)              (4,098)
     Acquisition of distribution rights                                                              (3,320)
     Other  - net                                                                  620                  105
-----------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                          (4,256)              (7,313)
-----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
     Long-term debt repayments                                                    (591)              (1,002)
     Short-term borrowings                                                       6,864                9,088
     Short-term repayments                                                      (3,518)              (8,595)
     Sales of shares under employee stock plans                                  1,022                2,613
-----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        3,777                2,104
-----------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
     ON CASH AND EQUIVALENTS                                                    (1,500)                 (61)
-----------------------------------------------------------------------------------------------------------
     Net decrease in cash and equivalents                                       (1,464)              (6,884)
     Cash and equivalents, beginning of period                                  15,944               21,455
-----------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                                            $14,480              $14,571
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                         COHERENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those reflected in the Company's annual report to stockholders for the year ended September 26, 1998. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year.

2. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year 2000. Management believes that this statement will not have a significant impact on the Company's financial position or results of operations.

     In June 1997, the Financial Accounting Standards Board adopted statements of Financial Accounting Standards. No. 131 "Disclosures about Segments of an Enterprise and Related Information". This statement requires that financial information be reported on the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 will be effective for the Company's fiscal year 1999 and requires restatement of all previously reported information for comparative purposes. Management of the Company is evaluating the effects of this change on its reporting segments.

3.   The components of comprehensive income, net of tax, are as follows:


                                                                Three Months Ended
                                                          December 26,        December 27,
                                                              1998                1997
                                                         ---------------------------------
         Net income                                        $4,266,000          $7,510,000
         Translation adjustment                               101,000            (521,000)
         Change in unrealized gain on investment                                 (185,000)
                                                         ------------        ------------
         Total comprehensive income                        $4,367,000          $6,804,000
                                                           ----------          ----------
                                                           ----------          ----------


     Accumulated other comprehensive income at December 26, 1998 and September 26, 1998 is comprised of accumulated translation adjustments of $101,000 and $1,331,000, respectively.

4. Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options and stock purchase contracts, using the treasury stock method, and shares issuable under the Productivity Incentive Plan.

     The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:

                                                                                  Three Months Ended
                                                                            December 26,         December 27,
                                                                               1998                  1997
                                                                       ---------------------------------------
         Weighted average shares outstanding - Basic                         23,809,000            23,080,000
              Common stock equivalents                                          233,000               503,000
              Employee stock purchase plan equivalents                          168,000                15,000
                                                                           ------------          ------------
         Weighted average shares and equivalents - Diluted                   24,210,000            23,598,000
                                                                             ----------            ----------
                                                                             ----------            ----------
         Net income for basic and diluted
              earnings per share computation                                $ 4,266,000           $7,510,000
                                                                            -----------           ----------
                                                                            -----------           ----------

     1,818,000 and 164,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation at December 26, 1998 and December 27, 1997, respectively.

5.   Balance Sheet Detail:

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                                     December 26,                         September 26,
                                                        1998                                  1998
---------------------------------------------------------------------------------------------------------------
                                                                  (IN  THOUSANDS)
     Purchased parts and assemblies                  $  31,100                              $  30,421
     Work-in-process                                    32,011                                 33,684
     Finished goods                                     41,776                                 39,436
---------------------------------------------------------------------------------------------------------------
     Net inventories                                  $104,887                               $103,541
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

     Prepaid expenses and other assets consist of the following:

                                                     December 26,                         September 26,
                                                        1998                                  1998
---------------------------------------------------------------------------------------------------------------
                                                                  (IN  THOUSANDS)
     Prepaid income taxes                             $  3,955                                $10,275
     Prepaid expenses and other                         13,886                                 12,620
---------------------------------------------------------------------------------------------------------------
     Prepaid expenses and other assets                $ 17,841                                $22,895
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

     Other assets consist of the following:

                                                     December 26,                         September 26,
                                                        1998                                  1998
---------------------------------------------------------------------------------------------------------------
                                                                  (IN  THOUSANDS)
     Assets held for investment                       $  1,438                               $  1,507
     Intangibles and other assets                       22,563                                 22,028
---------------------------------------------------------------------------------------------------------------
     Other assets                                      $24,001                                $23,535
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

     Other current liabilities consist of the following:

                                                     December 26,                         September 26,
                                                        1998                                  1998
---------------------------------------------------------------------------------------------------------------
                                                                  (IN  THOUSANDS)
     Accrued payroll and benefits                      $19,033                                $20,803
     Accrued expenses and other                         16,121                                 14,495
     Reserve for warranty                               10,864                                 10,938
     Deferred income                                    10,733                                 10,517
     Customer deposits                                   3,993                                  2,850
---------------------------------------------------------------------------------------------------------------
     Other current liabilities                         $60,744                                $59,603
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

     Other long-term liabilities consist of the following:

                                                    December 26,                          September 26,
                                                        1998                                  1998
---------------------------------------------------------------------------------------------------------------
                                                                  (IN  THOUSANDS)
     Deferred compensation                            $ 9,185                                $  8,200
     Deferred income and other                          3,591                                   3,082
     Environmental remediation costs                    1,269                                   1,269
     Deferred tax liabilities                             102                                      48
---------------------------------------------------------------------------------------------------------------
     Other long-term liabilities                      $14,147                                 $12,599
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

6. Certain claims and lawsuits have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

     Management believes that the Company's probable, nondiscounted net liability at December 26, 1998 for remaining costs associated with the above environmental matters is $1.1 million which has been previously accrued. This amount consists of total estimated probable costs of $1.5 million ($0.2 million included in other current liabilities and $1.3 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $0.4 million included in other assets from other parties named to the order.

7. On December 7, 1998, the Company signed a definitive agreement with Palomar Medical Technologies, Inc. (Palomar) to acquire Palomar's majority owned subsidiary, Star Medical Technologies, Inc., for $65 million in cash. The consummation of the sale, which is subject to the approval of Palomar's stockholders, other standard closing conditions and certain regulatory approvals, is expected to occur prior to May 1, 1999. The Company is in the process of securing a private bond placement to finance the acquisition. In the interim, the Company's bank has agreed to provide a bridge loan in the event that other financing is not obtained by the closing of the deal.

                         COHERENT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The statements in this document that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties, including risks associated with uncertainties related to currency translations, contract cancellations, manufacturing risks, competitive factors, uncertainties pertaining to customer orders, demand for products and services, development of markets for the Company's products and services and other risks identified in the Company's SEC filings. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For a discussion of these risks and uncertainties, refer to the Company's annual report on Form 10-K for the fiscal year ended September 26, 1998 under the heading "Risk Factors" in Part I, Item 1. Business.

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

     Similarly, the Company conducts a significant portion of its business internationally. International sales accounted for 55% of the Company's sales for fiscal 1998 and were 56% of total sales for the current quarter. The Company expects that international sales will continue to account for a significant portion of its net sales in the future. A significant amount of these sales occur through its international subsidiaries, (some of which also perform research, development, manufacturing and service functions), and from exports from its U.S. operations. As a result, the Company's international sales and operations are subject to the risks of conducting business internationally, including fluctuations in foreign exchange rates, which could affect the sales price in local currencies of the Company's products in foreign markets as well as the Company's local costs and expenses of its foreign operations. The Company uses forward exchange, currency swap contracts, currency options and other risk management techniques, to hedge its exposure to currency fluctuations relating to its intercompany transactions and certain firm foreign currency commitments; however, its international subsidiaries remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

     Since inception in 1966, the Company has grown through a combination of internal expansion, joint ventures and strategic acquisitions of companies with related technologies and products. Coherent is a technical leader in every market it serves. Driven by new product application innovations, Coherent has approximately 200 U.S. patents in force, and over the past several years has committed approximately 10% to 11% of annual revenues to research and development efforts.

     Committed to quality and customer satisfaction, Coherent designs and produces many of its own components to retain quality control. Coherent provides customers with around-the-clock technical expertise and quality that is ISO 9000 certified at its principal manufacturing sites.

     Coherent is focused on laser product innovations. Leveraging its competitive strengths in laser technology development, new product applications, engineering R&D and manufacturing expertise, Coherent is dedicated to customer satisfaction, quality and service. Coherent's mission is to continue its tradition of providing medical, scientific and commercial and OEM customers with cost effective laser products that provide performance breakthroughs and application innovations.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

     The Company's net income for the first quarter ended December 26, 1998 was $4.3 million ($.18 per diluted share) compared to net income of $7.5 million ($.32 per diluted share) for the same quarter one year ago. The decrease in net income is primarily due to decreased Coherent Medical Group sales, a decrease in the gross profit rate due to lower sales of higher margin medical and electro-optical products and higher administration expenses. With more than half of the Company's revenues outside the United States, international sales were favorably impacted by $2.2 million in the current quarter, compared to the same period last year, due to the weakening of the U.S. dollar against major foreign currencies.

NET SALES AND GROSS PROFITS

                                                                             FIRST QUARTER
NET SALES                                                            1999                        1998
---------                                                            ----                        ----
CONSOLIDATED:
       Domestic                                                   $ 46,350                      $ 46,375
       International                                                59,281                        54,994
                                                                  --------                      --------
       Total                                                      $105,631                      $101,369
                                                                  --------                      --------
                                                                  --------                      --------
ELECTRO-OPTICAL:
       Domestic                                                   $ 27,441                      $ 24,413
       International                                                39,530                       34,494
                                                                  --------                      --------
       Total                                                      $ 66,971                      $ 58,907
                                                                  --------                      --------
                                                                  --------                      --------
MEDICAL:
       Domestic                                                   $ 18,909                      $ 21,962
       International                                                19,751                        20,500
                                                                  --------                      --------
       Total                                                      $ 38,660                      $ 42,462
                                                                  --------                      --------
                                                                  --------                      --------

CONSOLIDATED

     The Company's sales for the first fiscal quarter of 1999 increased $4.3 million (4%) to $105.6 million from $101.3 million one year ago. Domestic sales remained flat while international sales increased $4.3 million (8%) to 56% of total outside sales.

     The gross profit rate decreased to 48% from 52% one year ago. The deterioration in the overall margin resulted primarily from lower sales of higher margin medical products and a shift to higher sales of the lower margin solid state technology products in the Electro-Optical segment as well as higher sales of the lower margin catalog products and higher warranty costs in both business segments.

ELECTRO-OPTICAL

     Electro-Optical net sales increased $8.1 million (14%) to $67.0 million from $58.9 million one year ago. Domestic sales increased $3.0 million (12%) and international sales increased $5.1 million (15%). Sales increased primarily due to higher sales volumes in commercial solid state products (including diode lasers) and in the lithography business as well as the impact of the weakening of the U.S. dollar against major foreign currencies in the current quarter, which favorably impacted international sales by $1.6 million.

     The gross profit rate decreased to 47% from 50% one year ago. The decrease was primarily attributable to a higher mix of lower margin solid state, diode and catalog products and higher inventory related and warranty costs.

MEDICAL

     Medical net sales decreased by $3.8 million (9%) to $38.7 million from $42.5 million one year ago. Domestic and international sales decreased $3.1 million (14%) and $0.7 million (4%), respectively, during the current quarter. The decrease in sales resulted primarily from lower average selling prices and fewer unit sales of higher margin Aesthetic products due to increased market competition, and to the expiration of our agreement to distribute refractive systems for a German manufacturer. These decreases were partially offset by increased sales of the LightSheer(TM) hair removal laser and the weakening of the U.S. dollar against major foreign currencies, which resulted in a favorable impact to international sales of $0.6 million in the current quarter, compared to the same quarter last year.

     The gross profit rate decreased to 51% from 54% one year ago. The decrease in gross margin was primarily due to lower average selling prices and unit shipments of Aesthetic products, lower manufacturing throughput resulting in under absorbed fixed costs, as well as higher warranty costs. These factors were partially offset by the sales of the LightSheer(TM) hair removal laser, for which Coherent recognizes a commission for its selling efforts.

OPERATING EXPENSES

                                                         First Quarter
                                                    1999               1998
                                                ----------------------------
                                                         (IN THOUSANDS)
Research & development                            $10,915             $10,428

Selling, general & administrative                  33,629              29,935
--------------------------------------------------------------------------------
Total operating expenses                          $44,544             $40,363
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Total operating expenses increased by $4.1 million (10%) to $44.5 million from $40.4 million one year ago. As a percentage of sales, operating expenses increased to 42% from 40% one year ago.

     Research and development (R&D) expenses increased $0.5 million (5%) to $10.9 million compared to $10.4 million one year ago and remained at 10% of sales.

     Sales, marketing and service expense decreased $0.2 million (1%) to $21.8 million from $22.0 million one year ago. As a percentage of sales, sales marketing and service expenses decreased to 21% from 22% one year ago.

     Administration expenses increased $3.9 million (49%) to $11.8 million from $7.9 million one year ago and as a percentage of sales increased to 11% from 8% one year ago. The increase resulted primarily from increased investments in information technology, higher legal expenses, and increased payroll related costs.

OTHER INCOME (EXPENSE)

     Other income (expense), net, decreased to net expense of $0.1 million compared to net expense of $0.3 million in the same quarter last year. The decrease is primarily due to lower foreign exchange losses, net, due to the weakening of the U.S. dollar against major foreign currencies, higher interest income on notes receivable and higher average investment balances, and higher dividend income.

INCOME TAXES

     The Company's effective tax rate for the current quarter was 32% compared to 36% for the same quarter last year. The Company's effective tax rate decreased as a result of increases in foreign tax credit utilization and increased research and development credits, offset by changes in income by tax jurisdiction as well as the proportionately greater impact of these items due to lower income before taxes in the current period.

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

     Coherent is in the process of conducting a comprehensive inventory and evaluation of its internal systems, equipment and facilities, which will be completed by March 31, 1999. The Company has a number of projects underway to replace or upgrade systems, equipment and facilities that are already known to be Year 2000 non-compliant and expects to be substantially complete with these projects by April 1999. At this time, the Company has not determined a most reasonably likely worst case scenario if its Year 2000 remediation efforts are unsuccessful. The Company has not developed alternative plans if upgrade or replacement is not feasible. The Company will consider the need for such plans upon completion of its assessment of the Year 2000 risk by March 31, 1999. For the Year 2000 non-compliance issues identified to date, the cost of upgrade or replacement has been less than $0.3 million through December 26, 1998. The Company currently has budgeted an additional $0.6 million through December 31, 1999 for system upgrades and replacements which it expects to capitalize. The cost of the upgrades or replacements in the future is not expected to materially affect the Company's operating results and will be funded by working capital generated by operations. The Company expects to estimate such additional costs for Year 2000 compliance, if any, when it completes its assessments in March 1999 and adjust its budget accordingly. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operation or financial condition could be adversely affected. However, the Company believes that it will be able to complete its Year 2000 compliance review and make any necessary system modifications prior to any adverse consequences.

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

ASIA-PACIFIC RISK

     Recent economic trends, particularly in the Asia-Pacific marketplace, have caused a heightened awareness of the impact this portion of the world's economy can have on the overall economy. As the Asia-Pacific market currently represents almost one-third of the worlds buying power and approximately 20 to 25% of Coherent's sales are to this region, changes in this area's economic growth rate may impact suppliers of product into that market. While the actual magnitude of the business at risk is unknown, it is likely that in the near term capital spending in this market will decrease and thus, Coherent's ability to maintain or grow sales in this region may be negatively impacted.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash, cash equivalents and short-term investments of $34.1 million. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $56.4 million. As of December 26, 1998, the Company had $40.6 million unused and available under these credit facilities.

     The Company has signed a definitive agreement with Palomar Medical Technologies, Inc. (Palomar) to acquire Palomar's majority owned subsidiary, Star Medical Technologies, Inc., for $65 million in cash. The consummation of the sale, which is subject to the approval of Palomar's stockholders, other standard closing conditions and certain regulatory approvals, is expected to occur prior to May 1, 1999. The Company is in the process of securing a private bond placement to finance the acquisition. In the interim, the Company's bank has agreed to provide a bridge loan in the event that other financing is not obtained by the closing of the deal.

     During the first quarter of fiscal 1997, the Company signed a lease for 216,000 square feet of office, research and development and manufacturing space for its Medical Group headquarters in Santa Clara, California. The lease expires in December 2001. The Company has an option to purchase the property for $24.0 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price, if less than

$24.0 million, and $24.0 million, subject to certain provisions of the lease. If the Company does not purchase the property or arrange for its sale as discussed above, the Company would be obligated for an additional lease payment of approximately $21.5 million. The Company occupied the building in July 1998 and commenced lease payments at that time. The lease requires the Company to maintain specified financial covenants, all of which the Company was in compliance with as of December 26, 1998.

CHANGES IN FINANCIAL CONDITION

     Cash and cash equivalents decreased $1.5 million (9%) from September 26, 1998. Operations and changes in exchange rates used $1.0 million, including $2.6 million used to purchase short-term investments. Investing activities used $4.3 million, including $4.9 million used to acquire property and equipment, net and other, net provided $0.6 million. Financing activities provided $3.8 million with net debt borrowings of $2.8 million and $1.0 million from the sale of shares under employee stock plans.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These trading securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 26, 1998, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to generally hold its fixed income investments until maturity and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

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

     The Company had $27.7 million of short-term ($.9 million long-term) forward exchange contracts, denominated in major foreign currencies, which approximated the fair value of such contracts and their underlying transactions at December 26, 1998. Gains and losses related to these instruments at December 26, 1998 were not material. Looking forward, the Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

     The following table provides information about the Company's foreign exchange forward contracts at December 26, 1998. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the fair value approximates the weighted average contractual foreign currency exchange rate value of the contracts at December 26, 1998.

         Forward contracts to sell (buy) foreign currencies for U.S. dollars:


                                                            (in thousands, except contract rates)
                                    Mature  LESS THAN 1 Year                        Mature 1-3 years
                            ----------------------------------------------------------------------------------
                            Average           U.S.                      Average           U.S.
                            Contract        Notional            Fair    Contract        Notional         Fair
                              Rate           Amount             Value     Rate           Amount          Value
                            --------        --------           ------   --------        --------         -----
Japanese Yen                121.920          $8,612            $9,060
German Deutschemark           1.777           6,466             6,862     1.733           $828           $857
French Franc                  5.770           5,857             6,016
Austrian Schilling           12.243           1,013             1,053
British Pound Sterling        1.696           2,036             2,012
Hong Kong Dollar              7.877             851               865
Swedish Krone                 7.876           1,498             1,470
Norwegian Kroner              7.576             449               446
Belgian Franc                34.190             322               319
Finnish Mark                  5.008            (519)             (511)
Dutch Guilder                 1.860              29                 -
Danish Krone                 6.3047             159               157


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


ITEM 1.   Material developments in connection with legal proceedings.
          N/A

ITEM 2.   Material modification of rights of registrant's securities.
          N/A

ITEM 3.   Defaults on senior securities.
          N/A

ITEM 4.   Submission of Matters to a Vote of Security Holders
          N/A

ITEM 5.   Other.
          N/A

ITEM 6.   Exhibits and Reports on Form 8-K.
          The Company filed a report on Form 8-K on December 18, 1998 relating to its agreement to purchase Star Medical Technologies, Inc.

          Exhibit 27 "Financial Data Schedules" included herewith.

                                 COHERENT, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                         COHERENT, INC.

                                         (REGISTRANT)





Date: February 8, 1999                   By: ROBERT J. QUILLINAN
                                             -------------------
                                             Robert J. Quillinan
                                             Executive Vice President and Chief
                                             Financial Officer