Form 10-Q
period 1999-04-03
COHERENT INC
filed 1999-05-12
CIK 21510

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1999

                                                  OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________ to ___________

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

                      APPLICABLE ONLY TO CORPORATE ISSUES:

The number of shares outstanding of registrant's common stock, par value $.01 per share, at April 30, 1999 was 23,951,338 shares.

                                 COHERENT, INC.

                                      INDEX

                                                                                                      Page No.
                                                                                                      --------
PART I.           FINANCIAL INFORMATION:

     Consolidated Condensed Statements of Income --
        Three months and six months ended April 3, 1999 and March 28, 1998                                3

     Consolidated Condensed Balance Sheets --
        April 3, 1999 and September 26, 1998                                                              4

     Consolidated Condensed Statements of Cash Flows --
        Three months and six months ended April 3, 1999 and March 28, 1998                                5

     Notes to Consolidated Condensed Financial Statements                                                 6

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                             10

PART II.          OTHER INFORMATION                                                                      17


SIGNATURES                                                                                               18

                          PART I. FINANCIAL INFORMATION

                         COHERENT, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE                                SIX
                                                            MONTHS ENDED                        MONTHS ENDED
                                                            ------------                        ------------
                                                    APRIL 3,           March 28,           APRIL 3,         March 28,
                                                      1999              1998                 1999              1998
-----------------------------------------------------------------------------------------------------------------------
NET SALES                                         $ 116,537           $ 105,881           $ 222,168           $ 207,250
COST OF SALES                                        62,288              53,185             116,960             102,104
-----------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                         54,249              52,696             105,208             105,146
-----------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Research and development                        10,779              11,608              21,694              22,036
     Selling, general and administrative             34,570              29,563              67,048              58,417
     Intangibles amortization                         1,061               1,204               2,212               2,285
-----------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                             46,410              42,375              90,954              82,738
-----------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                7,839              10,321              14,254              22,408
-----------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
     Interest and dividend income                       762                 289               1,406                 611
     Interest expense                                  (431)               (251)               (868)               (569)
     Foreign exchange loss                              (19)                (83)                 (3)               (428)
     Minority interest in subsidiaries                 (248)               (227)               (454)               (521)
     Other - net                                       (217)                263                (374)                556
-----------------------------------------------------------------------------------------------------------------------
TOTAL OTHER (EXPENSE), NET                             (153)                 (9)               (293)               (351)
-----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                            7,686              10,312              13,961              22,057
-----------------------------------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                            2,306               3,474               4,315               7,709
NET INCOME                                        $   5,380           $   6,838           $   9,646           $  14,348
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE:
     BASIC                                        $     .22           $     .29           $     .40           $     .62
     DILUTED                                      $     .22           $     .29           $     .40           $     .61
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
SHARES USED IN COMPUTATION:
     BASIC                                           23,914              23,211              23,861              23,145
     DILUTED                                         24,546              23,830              24,398              23,714
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         COHERENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
              (UNAUDITED; IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)

                                                                            APRIL 3,             September 26,
                                                                              1999                    1998
---------------------------------------------------------------------------------------------------------------
ASSETS
------
CURRENT ASSETS:
     Cash and equivalents                                                 $   15,005                $  15,944
     Short-term investments                                                   28,003                   16,954
     Accounts receivable - net of allowances of
         $5,786 in 1999 and $4,817 in 1998                                    88,772                   86,822
     Inventories                                                             100,998                  103,541
     Prepaid expenses and other assets                                        23,128                   22,895
     Deferred tax assets                                                      32,491                   26,618
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                         288,397                  272,774
---------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT                                                       154,800                  147,775
ACCUMULATED DEPRECIATION AND AMORTIZATION                                    (69,342)                 (64,918)
---------------------------------------------------------------------------------------------------------------
     Property and equipment - net                                             85,458                   82,857
---------------------------------------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
     $7,502 in 1999 and $6,912 in 1998                                        10,756                   11,595
OTHER ASSETS                                                                  23,461                   23,535
---------------------------------------------------------------------------------------------------------------
                                                                            $408,072                 $390,761
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Short-term borrowings                                                $   17,623                $  11,645
     Current portion of long-term obligations                                  1,066                      788
     Accounts payable                                                         16,409                   17,851
     Income taxes payable                                                      4,009                    9,160
     Other current liabilities                                                64,438                   59,603
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                    103,545                   99,047
---------------------------------------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                                         12,293                   12,828
OTHER LONG-TERM  LIABILITIES                                                  16,050                   12,599
MINORITY INTEREST IN SUBSIDIARIES                                              4,276                    3,664
STOCKHOLDERS' EQUITY:
     Common stock, par value $.01
         Authorized - 100,000 shares
         Outstanding 23,951 in 1999 and 23,736 in 1998                           238                      236

     Additional paid-in capital                                              104,153                  102,469
     Notes receivable from stock sales                                          (464)                    (310)
     Accumulated other comprehensive income                                     (562)                   1,331
     Retained earnings                                                       168,543                  158,897
---------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                   271,908                  262,623
---------------------------------------------------------------------------------------------------------------
                                                                            $408,072                 $390,761
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)

                                                                                              SIX
                                                                                          MONTHS ENDED
                                                                                          ------------
                                                                                    APRIL 3,         March 28,
                                                                                      1999              1998
----------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
OPERATING ACTIVITIES:
     Net income                                                                      $  9,646           $ 14,348

     Adjustments to reconcile net income to net cash provided by (used for)
         operating activities:
         Purchases of short-term investments                                          (60,249)           (74,714)
         Proceeds from sales of short-term investments                                 49,200             78,671
         Changes in assets and liabilities                                             (6,752)           (23,312)
         Depreciation and amortization                                                  6,991              6,382
         Intangibles amortization                                                       2,212              2,285
         Other adjustments                                                                621                677
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               1,669              4,337
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                         (10,868)            (9,660)
     Acquisition of distribution rights                                                                   (3,320)
     Other  - net                                                                         887             (1,188)
----------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                                 (9,981)           (14,168)
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
     Long-term debt borrowings                                                          1,155              1,603
     Long-term debt repayments                                                           (820)            (1,491)
     Short-term borrowings                                                             13,277             13,502
     Short-term repayments                                                             (7,697)           (19,396)
     Sales of shares under employee stock plans                                         1,331              3,203
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                    7,246             (2,579)
----------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
     ON CASH AND EQUIVALENTS                                                              127                 61
----------------------------------------------------------------------------------------------------------------
     Net decrease in cash and equivalents                                                (939)           (12,349)
     Cash and equivalents, beginning of period                                         15,944             21,455
----------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                                                  $ 15,005           $  9,106
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

         Certain prior period amounts have been reclassified to conform with the current period presentation. Such reclassification had no impact on net income or retained earnings for any period presented.

         The Company's fiscal year 1999 includes 53 weeks, and the quarter ended April 3, 1999 included 14 weeks of activity compared to 13 weeks of activity in the corresponding prior year period.

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

         In June 1997, the Financial Accounting Standards Board adopted SFAS. No. 131 "Disclosures about Segments of an Enterprise and Related Information". This statement requires that financial information be reported on the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 will be effective for the Company's fiscal year 1999 and requires restatement of all previously reported information for comparative purposes. Management of the Company is evaluating the effects of this change on its reporting segments.

3.       The components of comprehensive income, net of tax, are as follows:

                                                                Three Months Ended                Six Months Ended
                                                              April 3,      March 28,       April 3,            March 28,
                                                                1999            1998          1999                 1998
                                                          ------------------------------------------------------------------
                                                                                      (IN THOUSANDS)
         Net income                                       $  5,380           $  6,838           $  9,646           $ 14,348
         Translation adjustment                             (1,994)              (490)            (1,893)            (1,011)
         Change in unrealized gain on investment                 -                  -                  -               (185)
                                                          --------           --------           --------           --------
         Total comprehensive income                       $  3,386           $  6,348           $  7,753           $ 13,152
                                                          --------           --------           --------           --------
                                                          --------           --------           --------           --------

         Accumulated other comprehensive income at April 3, 1999 and September 26, 1998 is comprised of accumulated translation adjustments of $562,000 and $1,331,000, respectively.


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

         The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:

                                                                   Three Months Ended                 Six Months Ended
                                                               April 3,         March 28,          April 3,       March 28,
                                                                  1999             1998              1999             1998
                                                               ------------------------------------------------------------
                                                                                 (IN THOUSANDS)
         Weighted average shares outstanding - Basic              23,914           23,211           23,861           23,145
              Common stock equivalents                               411              577              342              541
              Employee stock purchase plan equivalents               221               42              195               28
                                                                 -------           ------           ------           ------
         Weighted average shares and equivalents -
              Diluted                                             24,546           23,830           24,398           23,714
                                                                 -------           ------           ------           ------
                                                                 -------           ------           ------           ------

         Net income for basic and diluted
              earnings per share computation                     $ 5,380          $ 6,838          $ 9,646          $14,348
                                                                 -------           ------           ------           ------
                                                                 -------           ------           ------           ------

         The dilutive share equivalents calculation excludes 1,487,000 and 310,000 anti-dilutive weighted shares for the three months ended April 3, 1999 and March 28, 1998, respectively, and 1,801,000 and 334,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the six months ended April 3, 1999 and March 28, 1998, respectively.

5.       Balance Sheet Detail:

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                                           April 3,                         September 26,
                                                             1999                                1998
         ------------------------------------------------------------------------------------------------
                                                                      (IN  THOUSANDS)
         Purchased parts and assemblies                  $  26,841                              $  30,421
         Work-in-process                                    30,226                                 33,684
         Finished goods                                     43,931                                 39,436
         ------------------------------------------------------------------------------------------------
         Net inventories                                  $100,998                               $103,541
         ------------------------------------------------------------------------------------------------
         ------------------------------------------------------------------------------------------------

         Prepaid expenses and other assets consist of the following:

                                                           April 3,                           September 26,
                                                             1999                                 1998
         ------------------------------------------------------------------------------------------------
                                                                      (IN  THOUSANDS)
         Prepaid income taxes                             $  7,538                                $10,275
         Prepaid expenses and other                         15,590                                 12,620
         Prepaid expenses and other assets                 $23,128                                $22,895
         ------------------------------------------------------------------------------------------------
         ------------------------------------------------------------------------------------------------

         Other assets consist of the following:

                                                           April 3,                          September  26,
                                                             1999                                 1998
         ------------------------------------------------------------------------------------------------
                                                                      (IN  THOUSANDS)
         ------------------------------------------------------------------------------------------------
         Assets held for investment                        $ 1,288                               $  1,507
         Intangibles and other assets                       22,173                                 22,028
         ------------------------------------------------------------------------------------------------
         Other assets                                      $23,461                                $23,535
         ------------------------------------------------------------------------------------------------
         ------------------------------------------------------------------------------------------------

         Other current liabilities consist of the following:

                                                           April 3,                           September 26,
                                                             1999                                 1998
         ------------------------------------------------------------------------------------------------
                                                                      (IN  THOUSANDS)
         Accrued payroll and benefits                      $20,942                                $20,803
         Accrued expenses and other                         19,312                                 14,495
         Reserve for warranty                               11,642                                 10,938
         Deferred income                                     9,101                                 10,517
         Customer deposits                                   3,441                                  2,850
         ------------------------------------------------------------------------------------------------
         Other current liabilities                         $64,438                                $59,603
         ------------------------------------------------------------------------------------------------
         ------------------------------------------------------------------------------------------------
         Other long-term liabilities consist of the following:


                                                          April 3,                          September 26,
                                                            1999                                 1998
         ------------------------------------------------------------------------------------------------
                                                                      (IN  THOUSANDS)
         Deferred compensation                            $ 9,439                                $  8,200
         Deferred income and other                          4,205                                   3,082
         Environmental remediation costs                    1,169                                   1,269
         Deferred tax liabilities                           1,237                                      48
         ------------------------------------------------------------------------------------------------
         Other long-term liabilities                      $16,050                                 $12,599
         ------------------------------------------------------------------------------------------------
         ------------------------------------------------------------------------------------------------

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

         Management believes that the Company's probable, nondiscounted net liability at April 3, 1999 for remaining costs associated with the above environmental matters is $1 million which has been previously accrued. This amount consists of total estimated probable costs of $1.3 million ($0.1 million included in other current liabilities and $1.2 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $0.3 million included in other assets from other parties named to the order.

7. Subsequent to quarter-end, the Company completed its acquisition of all outstanding shares of stock of Star Medical Technologies, Inc., for $65 million in cash and $2 million of unamortized distribution rights from Palomar Medical Technologies, Inc. and from certain Star employees.

         Star, based in Pleasanton, California, manufactures LightSheer-TM-Diode Laser Systems. The acquisition will be treated as a purchase. It is estimated that the third quarter results will include a one-time In-Process R&D pre-tax and after-tax charge of $16 million and $10.5 million ($.44 per diluted share), respectively. The remaining goodwill and other intangibles of $51 million will be amortized over useful lives primarily ranging from 7 to 15 years. The Company is in the process of securing a private bond placement to finance the acquisition which management expects to complete within 30 days. In the interim, the Company's bank has provided a 30 day (from the date of acquisition) bridge loan of $65 million until the other financing is obtained.

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

         Similarly, the Company conducts a significant portion of its business internationally. International sales accounted for 55% of the Company's sales for fiscal 1998 and were 61% and 59% of total sales for the current quarter and six months ended April 3, 1999, respectively. The Company expects that international sales will continue to account for a significant portion of its net sales in the future. A significant amount of these sales occur through its international subsidiaries, (some of which also perform research, development, manufacturing and service functions), and from exports from its U.S. operations. As a result, the Company's international sales and operations are subject to the risks of conducting business internationally, including fluctuations in foreign exchange rates, which could affect the sales price in local currencies of the Company's products in foreign markets as well as the Company's local costs and expenses of its foreign operations. The Company uses forward exchange, currency swap contracts, currency options and other risk management techniques, to hedge its exposure to currency fluctuations relating to its intercompany transactions and certain firm foreign currency commitments; however, its international subsidiaries remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

         The Company's net income for the current quarter, which included 14 weeks, and six months ended April 3, 1999 was $5.4 million ($.22 per diluted share) and $9.6 million ($.40 per diluted share) compared to net income of $6.8 million ($.29 per diluted share) and $14.3 million, ($.61 per diluted share) in the corresponding prior year periods. The decrease in net income is primarily due to lower gross profit as a percentage of sales and higher SG&A expenses. With more than half of the Company's revenues outside the United States, international sales were favorably impacted by $2.3 million and $4.6 million in the current quarter and six months ended April 3, 1999, respectively, compared to the same periods last year, due to the weakening of the U.S. dollar against major foreign currencies.


NET SALES AND GROSS PROFITS

                                         THREE                              SIX
                                      MONTHS ENDED                      MONTHS ENDED
                                     ------------                       -------------
                                APRIL 3,        March 28        APRIL 3,         March 28,
                                 1999             1998            1999              1998
                                 ----             ----            ----              ----
                                                     (IN THOUSANDS)
NET SALES

CONSOLIDATED:
       Domestic               $ 45,022          $ 47,402          $ 91,372          $ 93,777
       International            71,515            58,479           130,796           113,473
                              --------          --------          --------          --------
       Total                  $116,537          $105,881          $222,168          $207,250
                              --------          --------          --------          --------
                              --------          --------          --------          --------

ELECTRO-OPTICAL:
       Domestic               $ 26,780          $ 25,768          $ 54,221          $ 50,181
       International            52,465            36,441            91,995            70,934
                              --------          --------          --------          --------
       Total                  $ 79,245          $ 62,209          $146,216          $121,115
                              --------          --------          --------          --------
                              --------          --------          --------          --------

MEDICAL:
       Domestic               $ 18,242          $ 21,634          $ 37,151          $ 43,596
       International            19,050            22,038            38,801            42,539
                              --------          --------          --------          --------
       Total                  $ 37,292          $ 43,672          $ 75,952          $ 86,135
                              --------          --------          --------          --------
                              --------          --------          --------          --------

                                       11

CONSOLIDATED

         The Company's sales for the current fiscal quarter and six months ended April 3, 1999 increased $10.7 million (10%) and $14.9 million (7%), respectively, from the same periods a year ago. During the current quarter, international sales increased $13.0 million (22%) to 61% of total outside sales, while domestic sales decreased $2.3 million (5%). Year to date, international sales increased $17.3 million (15%) to 59% of total outside sales, while domestic sales decreased $2.4 million (3%).

The gross profit rate decreased to 47% for the current quarter from 50% for the same period last year and decreased to 47% for the six months ended April 3, 1999 compared to 51% for the same period one year ago. The deterioration in the overall margin resulted primarily from lower margins within our optics and photonics business located in Auburn, California, resulting from an increase in inventory reserves reflecting changes in the business and an increase in costs associated with implementing the catalog distribution system; pricing pressures within the Coherent Medical Group; and lower unit sales of traditionally higher margin medical aesthetic products.

ELECTRO-OPTICAL

         Electro-Optical net sales increased $17 million (27%) and $25.1 million (21%) for the second quarter and six months ended April 3, 1999, respectively, compared to the corresponding prior year periods. International sales increased $16 million (44%) while domestic sales increased $1 million (4%) during the current quarter. Year to date, international sales increased $21.1 million (30%) while domestic sales increased $4 million (8%). Sales increased primarily due to higher sales volumes in commercial solid state products (including diode lasers) and in industrial systems as well as the impact of the weakening of the U.S. dollar against major foreign currencies in the current quarter and six months, which favorably impacted international sales by $1.7 million and $3.3 million, respectively.

The gross profit rate decreased to 46% from 49% in the current quarter compared to the same quarter one year ago and decreased to 46% from 50% for the six months ended April 3, 1999, compared to the same period one year ago. The decreases in gross margin were primarily attributable to a higher mix of lower margin solid state products, lower margins within our optics and photonics business located in Auburn, California, resulting from an increase in inventory reserves reflecting changes in the business and an increase in costs associated with implementing the catalog distribution system, inventory obsolescence costs associated with changes in product requirements and higher warranty costs.

MEDICAL

          Medical net sales decreased $6.4 million (15%) and $10.2 million (12%) for the second quarter and six months ended April 3, 1999, respectively, compared to the corresponding prior year periods. Domestic sales decreased $3.4 million (16%) while international sales decreased $3 million (14%) during the current quarter. Year to date, domestic sales decreased $6.5 million (15%) while international sales decreased $3.7 million (9%). The decrease in sales resulted primarily from lower average selling prices and fewer unit sales of Aesthetic products due to increased market competition, and to the expiration of our agreement to distribute refractive systems for a German manufacturer. The decreases were partially offset by increased commission revenue from sales of the LightSheer-TM- hair removal laser and the weakening of the U.S. dollar against major foreign currencies in the current quarter and six months, which favorably impacted international sales by $0.7 million and $1.2 million, respectively.

The gross profit rate decreased to 48% from 51% in the current quarter compared to the same quarter one year ago and decreased to 49% from 52% for the six months ended April 3, 1999, compared to the same period one year ago. The decreases in gross margin were primarily attributable to lower average selling prices and unit shipments of Aesthetic products, lower manufacturing throughput resulting in under absorbed fixed costs, as well as higher warranty costs. These factors were partially offset by commission revenue from sales of the LightSheer-TM- hair removal laser.

OPERATING EXPENSES


                                          Three Months Ended            Six Months Ended
                                      April 3,         March 28,    April 3,         March 28,
                                       1999              1998        1999             1998
                                      ---------------------------------------------------------
                                                           (IN THOUSANDS)
Research & development                $10,779            $11,608     $21,694          $22,036
Selling, general & administrative      34,570             29,563      67,048           58,417
Intangibles amortization                1,061              1,204       2,212            2,285
-----------------------------------------------------------------------------------------------
Total operating expenses              $46,410            $42,375     $90,954          $82,738
===============================================================================================

         Total operating expenses increased $4 million (10%) during the second quarter compared to the same period last year, but remained at 40% of sales. Year to date, total operating expenses increased $8.2 million (10%) from the same prior year period and as a percentage of sales increased to 41% from 40%.

Research and development (R&D) expenses decreased $0.8 million (7%) during the second quarter compared to the same period last year, and as a percentage of sales, decreased to 9% from 11%. Year to date, R&D expenses decreased $0.3 million (2%) from the same prior year period and as a percentage of sales decreased to 10% from 11%. The decreases are due to reduced spending on projects in the medical segment.

Sales, marketing and service expense increased $1.1 million (5%) for the current quarter, but decreased as a percentage of sales from 20% to 19% compared to the same period last year. Year to date, such expenses increased $0.9 million (2%), but decreased as a percentage of sales from 21% to 20% compared to the same period last year. The dollar increases are due to increases in headcount in the Electro-Optical segment to support increased sales volumes.

Administration expenses increased $3.9 million (45%) during the second quarter compared to the same period last year, and as a percentage of sales, increased to 11% from 8%. Year to date, administration expenses increased $7.7 million (50%) from the same prior year period and as a percentage of sales increased to 11% from 8%. The increase resulted primarily from the requirement for additional receivable reserves, increased investments in information technology, outside consulting costs and increased payroll related costs.


OTHER INCOME (EXPENSE)

          Other expense, net, increased $0.1 million to net expense of $.2 million during the current quarter and decreased $0.1 million to net expense of $0.3 million for the six months ended April 3, 1999, compared to the corresponding prior year periods.


INCOME TAXES

         The Company's effective tax rate for the current quarter was 30% compared to 34% for the same quarter last year. The Company's effective tax rate for the six months ended April 3, 1999 was 31% compared to 35% for the same prior year period. The Company's effective tax rate decreased as a result of increases in foreign tax credit utilization and increased research and development credits, offset by changes in income by tax jurisdiction as well as the proportionately greater impact of these items due to lower income before taxes in the current period.

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

         Coherent conducted a comprehensive inventory and evaluation of its internal systems, equipment and facilities, which was completed March 15, 1999. The Company has a number of projects underway to replace or upgrade systems, equipment and facilities that are already known to be Year 2000 non-compliant and expects to be substantially complete with these projects by June 30, 1999. At this time, the Company has not determined a most reasonably likely worst case scenario if its Year 2000 remediation efforts are unsuccessful. The Company has determined that upgrades and replacements to its primary systems will meet Y2K compliance. For the Year 2000 non-compliance issues identified to date, the cost of upgrade or replacement has been less than $0.5 million through April 3, 1999. The Company currently has budgeted an additional $0.4 million through December 31, 1999 for system upgrades and replacements which it expects to capitalize. The cost of the upgrades or replacements in the future is not expected to materially affect the Company's operating results and will be funded by working capital generated by operations. The Company expects to estimate such additional costs for Year 2000 compliance, if any, by June 15, 1999 and adjust its budget accordingly. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operation or financial condition could be adversely affected. However, the Company believes that it will be able to complete its Year 2000 compliance review and make any necessary system modifications prior to any adverse consequences.

         Coherent is also in the process of contacting its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant and expects to complete this process by June 30, 1999 for all critical suppliers. Where practical, Coherent will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. In the event that suppliers are not Year 2000 compliant, the Company may seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition.

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


EURO CONVERSION

         As with many multinational companies operating in Europe, beginning in January 1999, Coherent was affected by the conversion of eleven European currencies into a common currency, the euro. Based on its assessment, the Company does not believe the conversion will have a material impact on the competitiveness of its products or increase the likelihood of contract cancellations in Europe, where there already exists substantial price transparency. The Company also believes its current accounting systems will accommodate the euro conversion with minimal intervention and does not expect to experience material adverse tax consequences as a result of the conversion. The convergence of currencies into the euro has simplified the Company's currency risk management process, including its use of derivatives to manage that risk. The cost of addressing the euro conversion is not expected to be material and will be charged to operations as incurred. The Company will continue to assess the impact of the introduction of the euro currency over the transition period as well as the period subsequent to the transition period, as applicable.

ASIA-PACIFIC RISK

         Recent economic trends, particularly in the Asia-Pacific marketplace, have caused a heightened awareness of the impact this portion of the world's economy can have on the overall economy. As the Asia-Pacific market currently represents almost one-third of the worlds buying power and approximately 25 to 30% of Coherent's sales are to this region, changes in this area's economic growth rate may impact suppliers of product into that market. While the actual magnitude of the business at risk is unknown, it is likely that in the near term capital spending in this market will decrease and thus, Coherent's ability to maintain or grow sales in this region may be negatively impacted.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash, cash equivalents and short-term investments of $43 million. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $59.9 million. As of April 3, 1999, the Company had $42.3 million unused and available under these credit facilities.

         Subsequent to quarter-end, the Company completed its acquisition of all outstanding shares of stock of Star Medical Technologies, Inc., for $65 million in cash and $2 million of unamortized distribution rights from Palomar Medical Technologies, Inc. and from certain Star employees. Star, based in Pleasanton, California, manufactures LightSheer-TM- Diode Laser Systems. The acquisition will be treated as a purchase. It is estimated that the third quarter results will include a one-time In-Process R&D pre-tax and after-tax charge of $16 million and $10.5 million ($.44 per diluted share), respectively. The remaining goodwill and other intangibles of $51 million will be amortized over useful lives primarily ranging from 7 to 15 years. The Company is in the process of securing a private bond placement to finance the acquisition which management expects to complete within 30 days. In the interim, the Company's bank has provided a 30 day bridge loan of $65 million until the other financing is obtained.

         During the first quarter of fiscal 1997, the Company signed a lease for 216,000 square feet of office, research and development and manufacturing space for its Medical Group headquarters in Santa Clara, California. The lease expires in December 2001. The Company has an option to purchase the property for $24 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price, if less than $24 million, and $24 million, subject to certain provisions of the lease. If the Company does not purchase the property or arrange for its sale as discussed above, the Company would be obligated for an additional lease payment of approximately $21.5 million. The Company occupied the building in July 1998 and commenced lease payments at that time. The lease requires the Company to maintain specified financial covenants, all of which the Company was in compliance with as of April 3, 1999.

CHANGES IN FINANCIAL CONDITION

         Cash and cash equivalents decreased $0.9 million (6%) from September 26, 1998. Operations and changes in exchange rates provided $1.8 million, including $11 million used to purchase short-term investments. Investing activities used $10 million, including $10.9 million used to acquire property and equipment, net and other, net provided $0.9 million. Financing activities provided $7.3 million with net debt borrowings of $5.9 million and $1.3 million from the sale of shares under employee stock plans.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

         The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These trading securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at April 3, 1999 the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to generally hold its fixed income investments until maturity and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

         The Company has fixed rate long-term debt of approximately $7.2 million, and a hypothetical 10 percent decrease in interest rates would not have a material impact on the fair market value of this debt. The Company does not hedge any interest rate exposures.

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

         The Company had $25 million of short-term ($0.8 million long-term) forward exchange contracts, denominated in major foreign currencies, which approximated the fair value of such contracts and their underlying transactions at April 3, 1999. Gains and losses related to these instruments April 3, 1999 were not material. Looking forward, the Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

         The following table provides information about the Company's foreign exchange forward contracts at April 3, 1999. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the fair value approximates the weighted average contractual foreign currency exchange rate value of the contracts at April 3, 1999.

         Forward contracts to sell (buy) foreign currencies for U.S. dollars:


                                                  (in thousands, except contract rates)
                                        Mature < 1 Year                            Mature  1-3 years
                          ---------------------------------------------  --------------------------------------
                            Average           U.S.                         Average        U.S.
                           Contract         Notional           Fair       Contract      Notional         Fair
                             Rate            Amount            Value        Rate         Amount         Value
                           --------         --------           ------     --------      --------        ------
Japanese Yen                112.683          $9,791            $9,158
Euro                          1.142           3,888             3,671
French Franc                  5.674           3,719             3,469
German Deutschemark           1.711           3,676             3,468      1.733           $828          $791
British Pound Sterling        1.643           2,169             2,115
Hong Kong Dollar              7.793           1,668             1,677
Swedish Krone                 8.041             808               789
Danish Krone                  6.494             462               435
Austrian Schilling           11.573             294               266
Norwegian Kroner              7.836             281               284
Canadian Dollar               1.511             182               184
Belgian Franc                34.450               5                 -
Finnish Mark                  5.008           ( 519)             (472)

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


ITEM 1.       Material developments in connection with legal proceedings.
              N/A

ITEM 2.       Material modification of rights of registrant's securities.
              N/A

ITEM 3.       Defaults on senior securities.
              N/A

ITEM 4.       Submission of Matters to a Vote of Security Holders
              N/A

ITEM 5.       Other.
              N/A

ITEM 6.       Exhibits and Reports on Form 8-K.
              The Company filed a report on Form 8-K on May 4, 1999 relating to its purchase of Star Medical Technologies, Inc.

              Exhibit 27 "Financial Data Schedules" included herewith.

                                 COHERENT, INC.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                 COHERENT, INC.


                                 (Registrant)










Date: May 12, 1999               By: ROBERT J. QUILLINAN
                                     -------------------------------------------
                                     Robert J. Quillinan
                                     Executive Vice President and Chief
                                     Financial Officer