Form 10-Q
period 1999-07-03
COHERENT INC
filed 1999-08-12
CIK 21510

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1999

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to ___________


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

                      APPLICABLE ONLY TO CORPORATE ISSUES:

The number of shares outstanding of registrant's common stock, par value $.01 per share, at July 28, 1999 was 24,061,836 shares.

                                 COHERENT, INC.

                                      INDEX

                                                                                                      Page No.
                                                                                                      --------
PART I.           FINANCIAL INFORMATION:

     Condensed Consolidated Statements of Income (Loss) --
        Three months and nine months ended  July 3, 1999 and June 27, 1998                                3

     Condensed Consolidated Balance Sheets --
         July 3, 1999 and September 26, 1998                                                              4

     Condensed Consolidated Statements of Cash Flows --
        Three months and nine months ended  July 3, 1999 and June 27, 1998                                5

     Notes to Condensed Consolidated Financial Statements                                                 6

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                             11

PART II.          OTHER INFORMATION                                                                      18

SIGNATURES                                                                                               19

                          PART I. FINANCIAL INFORMATION

                         COHERENT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE                                NINE
                                                         MONTHS  ENDED                        MONTHS ENDED
                                                         -------------                        ------------
                                                     JULY 3,            June 27,            JULY 3,       June 27,
                                                      1999                1998               1999          1998
-------------------------------------------------------------------------------------------------------------------------
NET SALES                                           $115,051             $98,552            $337,219       $305,802
COST OF SALES                                         60,306              53,861             177,266        155,965
                                                    --------             -------            --------       ---------
GROSS PROFIT                                          54,745              44,691             159,953        149,837
                                                    --------             -------            --------       ---------
OPERATING EXPENSES:
     Research and development                         11,917              11,598             33,611          33,634
     In-process research and development              16,000                                 16,000
     Selling, general and administrative              32,553              34,931             99,601          93,348
     Intangibles amortization                          1,413               1,173              3,625           3,458
                                                    --------             -------            --------       ---------
TOTAL OPERATING EXPENSES                              61,883              47,702            152,837          130,440
                                                    --------             -------            --------       ---------
INCOME (LOSS) FROM OPERATIONS                         (7,138)             (3,011)             7,116           19,397
                                                    --------             -------            --------       ---------
OTHER INCOME (EXPENSE):
     Interest and dividend income                        651                 199              2,057              810
     Interest expense                                 (1,428)               (298)            (2,296)            (867)
     Foreign exchange loss                               (60)               (280)               (63)            (708)
     OTHER - NET                                          94                (108)              (734)             (73)
                                                    --------             -------            --------       ---------
TOTAL OTHER INCOME (EXPENSE), NET                       (743)               (487)            (1,036)            (838)
                                                    --------             -------            --------       ---------
INCOME (LOSS) BEFORE INCOME TAXES                     (7,881)             (3,498)             6,080           18,559
PROVISION (BENEFIT) FOR INCOME TAXES                  (2,817)             (1,771)             1,498            5,938
                                                    --------             -------            --------       ---------
NET INCOME (LOSS)                                 $   (5,064)           $ (1,727)        $    4,582       $   12,621
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE:
     BASIC                                        $     (.21)           $  (.07)         $      .19        $    .54
     DILUTED                                      $     (.21)           $  (.07)          $     .19        $    .53
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
SHARES USED IN COMPUTATION:
     BASIC                                            24,018              23,487             23,914           23,259
     DILUTED                                          24,018              23,487             24,451           23,800
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      COHERENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (UNAUDITED; IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)

                                                                             JULY 3,                September 26,
                                                                              1999                      1998
-----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and equivalents                                                   $ 37,786                $  15,944
     Short-term investments                                                   26,111                   16,954
     Accounts receivable - net of allowances of
         $5,288 in 1999 and $4,817 in 1998                                    87,078                   86,822
     Inventories                                                             102,847                  103,541
     Prepaid expenses and other assets                                        28,177                   22,895
     Deferred tax assets                                                      32,894                   26,618
-----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                         314,893                  272,774
-----------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT                                                       159,341                  147,775
ACCUMULATED DEPRECIATION AND AMORTIZATION                                    (72,773)                 (64,918)
-----------------------------------------------------------------------------------------------------------------------
     Property and equipment - net                                             86,568                   82,857
-----------------------------------------------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
     $8,475 in 1999 and $6,912 in 1998                                        40,387                   11,595
OTHER ASSETS                                                                  42,870                   23,535
-----------------------------------------------------------------------------------------------------------------------
                                                                            $484,718                 $390,761
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term borrowings                                                 $  14,535                $  11,645
     Current portion of long-term obligations                                  7,533                      788
     Accounts payable                                                         17,361                   17,851
     Income taxes payable                                                      5,643                    9,160
     Other current liabilities                                                68,951                   59,603
-----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                    114,023                   99,047
-----------------------------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS                                                         75,824                   12,828
OTHER LONG-TERM  LIABILITIES                                                  23,687                   12,599
MINORITY INTEREST IN SUBSIDIARIES                                              4,512                    3,664

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01
         Authorized - 100,000 shares
         Outstanding 24,062 in 1999 and 23,736 in 1998                           239                      236

     Additional paid-in capital                                              105,380                  102,469
     Notes receivable from stock sales                                          (464)                    (310)
     Accumulated other comprehensive income (loss)                            (1,962)                   1,331
     Retained earnings                                                       163,479                  158,897
-----------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                   266,672                  262,623
-----------------------------------------------------------------------------------------------------------------------
                                                                            $484,718                 $390,761
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                         COHERENT, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED; IN THOUSANDS)

                                                                                                NINE
                                                                                            MONTHS  ENDED
                                                                                            -------------
                                                                                JULY 3,                   June 27,
                                                                                 1999                       1998
-------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
OPERATING ACTIVITIES:
     Net income                                                                $ 4,582                    $  12,621

     Adjustments to reconcile net income to net cash provided by operating activities:
         Write-off of in-process research and development                       16,000
         Purchases of short-term investments                                   (85,857)                    (107,901)
         Proceeds from sales of short-term investments                          76,700                      112,171
         Changes in assets and liabilities                                      (2,330)                     (21,949)
         Depreciation and amortization                                          10,375                        9,183
         Intangibles amortization                                                3,625                        3,458
         Other adjustments                                                       1,229                        1,089
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       24,324                        8,672
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                  (15,524)                     (15,367)
     Acquisition of Star, net of cash acquired                                 (64,012)
     Acquisition of distribution rights                                                                      (3,320)

     Other - net                                                                 1,154                       (1,022)
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                         (78,382)                     (19,709)
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
     Long-term debt borrowings                                                  71,679                        2,333
     Long-term debt repayments                                                  (1,009)                      (1,191)
     Short-term borrowings                                                      15,399                       15,220
     Short-term repayments                                                     (12,553)                     (21,111)

     Sales of shares under employee stock plans                                  2,348                        6,682
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       75,864                        1,933
-----------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
     ON CASH AND EQUIVALENTS                                                        36                          630
-----------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and equivalents                            21,842                       (8,474)
     Cash and equivalents, beginning of period                                  15,944                       21,455
-----------------------------------------------                              ------------                 -------------
CASH AND EQUIVALENTS, END OF PERIOD                                            $37,786                      $12,981
-----------------------------------                                          ------------                 -------------
-----------------------------------                                          ------------                 -------------
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Repayment of long-term debt by issuance of shares                                                      $ 2,875
-------------------------------------------------------                                                   -------------
-------------------------------------------------------                                                   -------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those reflected in the Company's annual report to stockholders for the year ended September 26, 1998. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year.

         Certain prior period amounts have been reclassified to conform with the current period presentation. Such reclassification had no impact on net income or retained earnings for any period presented.

         The Company's fiscal year 1999 includes 53 weeks.

2. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In May 1999, SFAS 133 was amended to defer its effective date. SFAS 133 will be effective for the Company's fiscal year 2001. Management believes that this statement will not have a significant impact on the Company's financial position or results of operations.

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

3. In April 1999, the Company acquired all outstanding shares of Star Medical Technologies, Inc. (Star) for approximately $67.0 million (consisting of $65.0 million in cash, $1.7 million of unamortized distribution rights and $0.3 million of acquisition costs) from Palomar Medical Technologies, Inc. and from certain Star employees. Star, based in Pleasanton, California, manufactures LightSheer-TM-laser diode systems, which have received FDA approval for hair removal and the treatment of leg veins. The acquisition was treated as a purchase and, accordingly, the acquired assets and liabilities were recorded at their fair market values at the date of acquisition.

         The aggregate purchase price of $67.0 million (including acquisition costs) has been allocated to the assets and in-process research and development acquired. The total purchase price was allocated among the assets acquired (including acquired in-process research and development) as follows (in thousands):

                  Purchase price allocation:

                  Tangible assets                                   $11,214
                  In-process research and development                16,000
                  Intangible assets:
                             Goodwill                                30,868
                             Existing technology                     19,200
                             Workforce                                1,700
                  Liabilities assumed                               (10,841)

                  Deferred tax liabilities                           (1,170)
                                                                     -------
                  Total                                             $66,971
                                                                    =======

         The goodwill is being amortized over its estimated useful life of 15 years. The existing technology and workforce assets are being amortized over their estimated useful lives of 7 and 3 years, respectively.

         The purchase price allocation and intangible valuation was based on management's estimates of the after-tax net cash flows and gave explicit consideration to the Securities and Exchange Commission's views on purchased in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following: (i) the employment of a fair market value premise excluding any Coherent-specific considerations which could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets including trademarks/trade names, patents, copyrights, noncompete agreements, assembled workforce, customer relationships and sales channel; (iii) the value of existing technology was specifically addressed, with a view toward ensuring the relative allocations to existing technology and in-process research and development were consistent with the relative contributions of each to the final product; and (iv) the allocation to in-process research and development was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with said completed efforts for one generation of the products currently in process.

         As indicated above, the Company recorded a one-time charge of $16,000,000 ($10,734,000 net of tax) in the third quarter of 1999 for purchased in-process research and development related to five development projects. The charge related to the portion of these products, excluding existing technology, that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain. Management's conclusion that the in-process development effort had no alternative future use was reached in consultation with the engineering personnel from both the Company and Star.

         The first of these projects is a new product in the LightSheer family that results in a 50% increase in power and twice the coverage by incorporating a new heat exchanger, thermoelectric cooling system, sapphire tip and software. At the time of acquisition, the development was 86% complete and the estimated cost to complete was $0.2 million. The Company began shipping the product in May 1999. The second of these projects is a next generation LightSheer product that incorporates a new microprocessor and touch-screen as well as redesigns the packaging to improve serviceability. At the time of acquisition, the development was 78% complete and the estimated cost to complete was $0.5 million. The Company began shipping the product in July 1999. The third of these projects is new product in the LightSheer family that will result in increased coverage and will require a new clinical trial. At the time of acquisition, the development was 72% complete and the estimated cost to complete was $0.6 million. Management expects that the product will become available for sale in fiscal 2000. The fourth project is a new application of the semiconductor diode array technology, originally developed for hair removal, in a laser-based diagnostic system. At the time of acquisition, the development was 58% complete and the estimated cost to complete was $1.0 million. Management expects that the product will become available for sale in fiscal 2001. The fifth development project is an ensemble of diode array products. At the time of acquisition, the development was 54% complete and the estimated cost to complete was $1.4 million. Management expects that the product will become available for sale in fiscal 2001, however, no assurances can be given as to the availability, if any.

         Coherent will begin to benefit from the acquired research and development of these products once they begin shipping. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition, or results of operation.

         Significant assumptions used to determine the value of in-process research and development included several factors, including the following: (i) forecast of net cash flows that were expected to result from the development effort using projections prepared by the Company's and Star's management; (ii) percentage complete for the projects estimated by considering a number of factors, including the costs invested to date relative to total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product. The technological issues were addressed by engineering representatives from both the Company and Star, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergic benefits or "investment value" related to the acquisition. Accordingly, separate projected cash flows were prepared for both the existing as well as the in-process projects. These projected results were based on the number of units sold times average selling price less the associated costs. After preparing the estimated cash flows from the products being developed, a portion of these cash flows were attributed to the existing technology, which was embodied in the in-process product lines and enabled a quicker and more cost-effective development of these products. When estimating the value of the existing and in-process technologies, discount rates of 15% and 30% were used, respectively. The discount rates considered both the status and risks associated with the respective cash flows at the acquisition date.

         In May 1999, the Company issued $70 million of Senior Notes in a private bond placement to finance the acquisition of Star. $44 million of the notes are due in annual installments from May 2000 through May 2006, at an interest rate of 6.7%, and $26 million of the notes are due in annual installments from May 2004 through May 2006, at an interest rate of 6.91%.

4. The components of comprehensive income (loss), net of tax, are as follows:

                                                                  Three Months Ended           Nine Months Ended
                                                                July 3,       June 27,       July 3,      June 27,
                                                                 1999          1998           1999          1998
                                                              ---------      --------       ---------     --------
                                                                                  (IN THOUSANDS)
         Net income (loss)                                     $(5,064)       $(1,727)       $4,582        $12,621
         Translation adjustment                                 (1,400)           271        (3,293)          (740)
         Change in unrealized gain on investment                                   38             -           (147)
                                                              ---------      --------        -------       --------
         Total comprehensive income (loss)                     $(6,464)       $(1,418)       $1,289        $11,734
                                                              ---------      --------        -------       --------
                                                              ---------      --------        -------       --------

         Accumulated other comprehensive income at July 3, 1999 and September 26, 1998 is comprised of accumulated translation adjustments of $(1,962,000) and $1,331,000, respectively.

5. Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options and stock purchase contracts, using the treasury stock method, and shares issuable under the Productivity Incentive Plan.

         The following table presents information necessary to calculate basic nd diluted earnings per common and common equivalent share:

                                                                  Three Months Ended           Nine Months Ended
                                                                July 3,       June 27,       July 3,      June 27,
                                                                 1999          1998           1999          1998
                                                              ---------      --------       ---------     --------
                                                                                  (IN THOUSANDS)
         Weighted average shares outstanding - Basic           24,018         23,487        23,914         23,259

              Common stock equivalents                                                           321            509

              Employee stock purchase plan equivalents                                           216             32
                                                               --------       --------       -------       --------
         Weighted average shares and equivalents -
              Diluted                                            24,018         23,487        24,451         23,800
                                                               --------       --------       -------       --------
                                                               --------       --------       -------       --------
         Net income for basic and diluted
              earnings per share computation                    $(5,064)       $(1,727)       $4,582        $12,621
                                                               --------       --------       -------       --------
                                                               --------       --------       -------       --------

         The dilutive share equivalents calculation excludes 1,570,000 and 451,000 anti-dilutive weighted shares for the three months ended July 3, 1999 and June 27, 1998, respectively, and 1,896,000 and 373,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the nine months ended July 3, 1999 and June 27, 1998, respectively.

6.                                Balance Sheet Detail:

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                                            July 3,                          September  26,
                                                             1999                                 1998
-----------------------------------------------------------------------------------------------------------------------
                                                                      (IN  THOUSANDS)
         Purchased parts and assemblies                  $  28,417                              $  30,421
         Work-in-process                                    30,956                                 33,684
         Finished goods                                     43,474                                 39,436
-----------------------------------------------------------------------------------------------------------------------
         Net inventories                                  $102,847                               $103,541
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

         Prepaid expenses and other assets consist of the following:

                                                            July 3,                           September 26,
                                                             1999                                 1998
-----------------------------------------------------------------------------------------------------------------------
                                                                      (IN  THOUSANDS)
         Prepaid income taxes                              $15,855                                $10,275
         PREPAID EXPENSES AND OTHER                         12,322                                 12,620
                                                          ---------                            -----------
         Prepaid expenses and other assets                 $28,177                                $22,895
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

         Other assets consist of the following:

                                                            July 3,                          September  26,
                                                             1999                                 1998
-----------------------------------------------------------------------------------------------------------------------
                                                                      (IN  THOUSANDS)
         Intangible assets                                 $25,576                               $  8,607
         Other assets                                       16,024                                 13,421
         ASSETS HELD FOR INVESTMENT                          1,270                                  1,507
-----------------------------------------------------------------------------------------------------------------------
         Other assets                                      $42,870                                $23,535
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

         Other current liabilities consist of the following:

                                                            July 3,                           September 26,
                                                             1999                                 1998
-----------------------------------------------------------------------------------------------------------------------
                                                                      (IN  THOUSANDS)
         Accrued payroll and benefits                      $22,459                                $20,803
         Accrued expenses and other                         21,491                                 14,495
         Reserve for warranty                               13,272                                 10,938
         Deferred income                                     8,663                                 10,517
         Customer deposits                                   3,066                                  2,850
-----------------------------------------------------------------------------------------------------------------------
         Other current liabilities                         $68,951                                $59,603
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

         Other long-term liabilities consist of the following:

                                                           July 3,                            September 26,
                                                            1999                                  1998
-----------------------------------------------------------------------------------------------------------------------
                                                                      (IN  THOUSANDS)
         Deferred compensation                            $10,743                                 $ 8,200
         Deferred tax liabilities                           7,404                                      48
         Deferred income and other                          4,371                                   3,082
         Environmental remediation costs                    1,169                                   1,269
-----------------------------------------------------------------------------------------------------------------------
         Other long-term liabilities                      $23,687                                 $12,599
------------------------------------                      -------                                 -------
------------------------------------                      -------                                 -------

7. Certain claims and lawsuits have been filed or are pending against the Company. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

             Management believes that the Company's probable, nondiscounted net liability at July 3, 1999 for remaining costs associated with the above environmental matters is $1.0 million which has been previously accrued. This amount consists of total estimated probable costs of $1.3 million ($0.1 million included in other current liabilities and $1.2 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $0.3 million included in other assets from other parties named to the order.

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

         Similarly, the Company conducts a significant portion of its business internationally. International sales accounted for 55% of the Company's sales for fiscal 1998 and were 54% and 57% of total sales for the current quarter and nine months ended July 3, 1999, respectively. The Company expects that international sales will continue to account for a significant portion of its net sales in the future. A significant amount of these sales occur through its international subsidiaries, (some of which also perform research, development, manufacturing and service functions), and from exports from its U.S. operations. As a result, the Company's international sales and operations are subject to the risks of conducting business internationally, including fluctuations in foreign exchange rates, which could affect the sales price in local currencies of the Company's products in foreign markets as well as the Company's local costs and expenses of its foreign operations. The Company uses forward exchange, currency swap contracts, currency options and other risk management techniques, to hedge its exposure to currency fluctuations relating to its intercompany transactions and certain firm foreign currency commitments; however, its international subsidiaries remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

         Since inception in 1966, the Company has grown through a combination of internal expansion, joint ventures and strategic acquisitions of companies with related technologies and products. Coherent is a technical leader in every market it serves. Driven by new product application innovations, Coherent has approximately 220 U.S. patents in force, and over the past several years has committed approximately 10% to 11% of annual revenues to research and development efforts.

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

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

         The Company's net income for the nine months ended July 3, 1999 was $4.6 million ($0.19 per diluted share), which includes the third quarter $10.7 million ($0.45 per diluted share) after tax write-off of purchased in-process research and development resulting from the acquisition of Star Medical Technologies, Inc. of Pleasanton, California. The Company's proforma net income (exclusive of this write-off) for the current quarter and nine months ended July 3, 1999 was $5.7 million ($0.24 per diluted share) and $15.3 million ($0.63 per diluted share), respectively, compared to a loss of $1.7 million ($0.07 per diluted share) and income of $12.6 million ($0.53 per diluted share), in the corresponding prior year periods. Proforma net income increased $7.4 million and $2.7 million for the current quarter and year-to-date, respectively, compared to the prior year corresponding periods. The increases in proforma net income were primarily attributable to increases in sales volumes and lower SG&A expenses relative to sales volumes.

         With more than half of the Company's revenues outside of the United States, international sales were favorably impacted by $1.2 million and $4.2 million in the current quarter and nine months ended July 3, respectively, compared to the same periods last year, due to the weakening of the U.S. dollar against major foreign currencies.

NET SALES AND GROSS PROFITS

                                                                 THREE                            NINE
                                                              MONTHS ENDED                    MONTHS ENDED
                                                              ------------                    ------------
                                                      JULY 3,         June 27,       JULY 3,           June 27,
                                                       1999             1998          1999              1998
                                                     --------         --------      --------          --------
                                                                          (IN THOUSANDS)
NET SALES

CONSOLIDATED:
       Domestic                                     $  52,518        $  43,434        $143,890        $137,210
       International                                   62,533           55,118         193,329         168,592
                                                     --------         --------      --------          --------
       Total                                         $115,051         $ 98,552      $337,219          $305,802
                                                     ========         ========      ========          ========

ELECTRO-OPTICAL:
       Domestic                                     $  30,659        $  27,132       $  84,880       $  77,312

       International                                   43,909           38,358         135,904         109,293
                                                       ------           ------         -------         -------
       Total                                         $ 74,568        $  65,490        $220,784        $186,605
                                                     ========        =========        =========       ========

MEDICAL:
       Domestic                                      $ 21,859        $  16,302       $  59,010      $   59,898
       International                                   18,624           16,760          57,425          59,299
                                                       ------          -------          ------          ------
       Total                                         $ 40,483        $  33,062        $116,435        $119,197
                                                     ========        =========        ========        ========

CONSOLIDATED

The Company's sales for the current fiscal quarter and nine months ended July 3, 1999 increased $16.5 million (17%) and $31.4 million (10%), respectively, from the same periods a year ago. During the current quarter, international sales increased $7.4 million (13%) to 54% of total outside sales, and domestic sales increased $9.1 million (21%). Year to date, international sales increased $24.7 million (15%) to 57% of total outside sales while domestic sales increased $6.7 million (5%).

The gross margin rate increased to 48% for the current quarter from 45% for the same period last year and decreased to 47% for the nine months ended July 3, 1999 compared to 49% for the same period one year ago. The improvement in the current quarter's margin resulted primarily from lower warranty and other production costs and higher sales volumes. The deterioration in the year-to-date margin resulted primarily from lower margins within our optics and photonics (including catalog) business located in Auburn, California, resulting from an increase in inventory reserves reflecting changes in the business.

ELECTRO-OPTICAL

         Electro-Optical net sales increased $9.1 million (14%) and $34.2 million (18%) for the third quarter and nine months ended July 3, 1999, respectively, compared to the corresponding prior year periods. International sales increased $5.6 million (14%) while domestic sales increased $3.5 million (13%) during the current quarter. Year to date, international sales increased $26.6 million (24%) while domestic sales increased $7.6 million (10%). Sales increased primarily due to higher sales volumes in commercial solid state products (including diode lasers) and in industrial systems as well as the impact of the weakening of the U.S. dollar against major foreign currencies in the current quarter and nine months, which favorably impacted international sales by $0.5 million and $2.9 million, respectively.

The gross margin rate increased to 48% from 47% in the current quarter compared to the same quarter one year ago but decreased to 47% from 49% for the nine months ended July 3, 1999, compared to the same period one year ago. The improvement in the current quarter's margin resulted primarily from lower warranty and other production costs and higher sales volumes. The decreases in year-to-date gross margin were primarily attributable to lower margins within our optics and photonics business located in Auburn, California, resulting from changes in the business including inventory obsolescence costs associated with changes in the business.

MEDICAL

          Medical net sales increased $7.4 million (22%) for the third quarter ended July 3, 1999, but decreased $2.8 million (2%) for the nine months ended July 3, 1999, compared to the corresponding prior year periods. Domestic sales increased $5.5 million (34%) and international sales increased $1.9 million (11%) during the current quarter. Year to date, domestic sales decreased $0.9 million (1%) while international sales decreased $1.9 million (3%). Current quarter sales increased primarily due to the acquisition of Star Medical, where we now recognize the full sales value of LightSheer-TM-hair removal shipments instead of only the commission revenue. The year-to-date decrease in sales resulted primarily from lower average selling prices and fewer unit sales of non-hair removal Aesthetic products and to the expiration of our agreement to distribute opthalmic refractive systems for a German manufacturer. These decreases were partially offset by increased revenue from LightSheer-TM- and the weakening of the U.S. dollar against major foreign currencies in the current quarter and nine months; such weakening dollar favorably impacted international sales by $.7 million and $1.4 million, respectively.

The gross margin rate increased to 48% from 41% in the current quarter compared to the same quarter one year ago and remained at 49% for the nine months ended July 3, 1999, compared to the same period one year ago. The current quarter increase in gross margin was primarily attributable to lower warranty and production costs and increased sales volume.

OPERATING EXPENSES

                                                             Three Months Ended             Nine months Ended
                                                          July 3,           June 27,     July 3,         June 27,
                                                           1999               1998        1999            1998
                                                          -------           --------     -------         --------
                                                                               (IN THOUSANDS)
Research & development                                    $11,917           $11,598      $33,611           $33,634
In-process research and development                        16,000                         16,000
Selling, general & administrative                          32,553            34,931       99,601            93,348
Intangibles amortization                                    1,413             1,173        3,625             3,458
                                                         --------          --------     --------            ------
Total operating expenses                                  $61,883           $47,702     $152,837          $130,440
=======================================================================================================================

         Total operating expenses increased $14.2 million (30%) and $22.4 million (17%) for the current quarter and nine months ended July 3, 1999, respectively, compared to the same periods a year ago. As a percentage of sales, operating expenses increased to 54% for the current quarter from 48% a year ago and increased to 45% for the current year-to-date from 43% for the same period a year ago. Exclusive of the third quarter write-off of purchased in-process research and development, current quarter operating expenses decreased $1.8 million (4%) from the same prior year period and as a percentage of sales decreased to 40% from 48%. Exclusive of the third quarter write-off of purchased in-process research and development, current year-to-date operating expenses increased $6.4 million (5%) from the same prior year period but as a percentage of sales decreased to 41% from 43%.

Research and development (R&D) expenses increased $0.3 million (3%) during the third quarter compared to the same period last year, and as a percentage of sales, decreased to 10% from 12%. Year to date, R&D expenses remained flat, but as a percentage of sales decreased to 10% from 11%.

Sales, marketing and service expense increased $2.3 million (11%) for the current quarter, but decreased as a percentage of sales from 21% to 20% compared to the same period last year. Year to date, such expenses increased $3.2 million (5%), but decreased as a percentage of sales from 21% to 20% compared to the same period last year. The dollar increases are primarily due to increased in headcount in the Electro-Optical segment to support increased sales volumes.

Administration expenses decreased $4.7 million (33%) during the third quarter compared to the same period last year, and as a percentage of sales, decreased to 8% from 14%. Year to date, administration expenses increased $3.1 million (10%) from the same prior year period but as a percentage of sales remained at 10%. The current quarter decrease results primarily from the non-recurrence of several prior year third quarter charges, decreased legal expenses and the recovery of a receivable which had previously been fully reserved. The third quarter prior year non-recurring charges included restructuring costs of $2.9 million related to personnel actions in the medical segment, closure of the Tucson, Arizona facility and the relocation of the Medical segment to a new facility. The year-to-date increase results primarily from increased investments in information technology, outside consulting costs and increased payroll related costs offset partially by the non-recurrence of the prior charges noted previously.

Intangibles amortization increased primarily due to the acquisition of Star.

OTHER INCOME (EXPENSE)

          Other expense, net increased $0.3 million to net expense of $0.7 million during the current quarter and increased $0.2 million to net expense of $1.0 million for the nine months ended July 3, 1999, compared to the corresponding prior year periods.

INCOME TAXES

         The Company's proforma effective tax rate (excluding the $10.7 million write-off of purchased in-process research and development) for the current quarter was 30%. The Company's proforma effective tax rate for the nine months ended July 3, 1999 was 31% compared to 32% for the same prior year period. The Company's proforma effective tax rate decreased as a result of increased FSC benefits and changes in income by taxing jurisdiction.

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

         Coherent conducted a comprehensive inventory and evaluation of its internal systems, equipment and facilities, which was completed March 15, 1999. The Company has a number of projects underway to replace or upgrade systems, equipment and facilities that are already known not to be Year 2000 ready and expects to be substantially complete with these projects by October 1, 1999. At this time, the Company has not determined a most reasonably likely worst case scenario if its Year 2000 remediation efforts are unsuccessful. The Company has determined that upgrades and replacements to its primary systems will allow the Company to transition into the new millenium with little or no disruption. For the Year 2000 issues identified to date, the cost of upgrade or replacement has been less than $0.7 million through July 3, 1999. The Company currently has budgeted an additional $0.4 million through December 31, 1999 for system upgrades and replacements which it expects to capitalize. The cost of the upgrades or replacements in the future is not expected to materially affect the Company's operating results and will be funded by working capital generated by operations. If implementation of replacement systems is delayed, or if significant new issues are identified, the Company's results of operation or financial condition could be adversely affected. However, the Company believes that it will be able to complete its Year 2000 readiness program and make any necessary system modifications prior to any adverse consequences.

         Coherent is also in the process of contacting its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 ready and expects to complete this process by October 1, 1999 for all critical suppliers. Where practical, Coherent will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. In the event that suppliers are not Year 2000 compliant, the Company may seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition.

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

         Year 2000 readiness is an issue for virtually all businesses, whose systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from the purchase of Coherent products and services. Such changes in customers' spending patterns could have an adverse impact on the Company's sales, but the impact on operating results and financial condition is not known at this time.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash, cash equivalents and short-term investments of $63.9 million. Additional sources of liquidity are the Company's multi-currency line of credit and bank credit facilities totaling $57.5 million. As of July 3, 1999, the Company had $41.4 million unused and available under these credit facilities.

         During the first quarter of fiscal 1997, the Company signed a lease for 216,000 square feet of office, research and development and manufacturing space for its Medical Group headquarters in Santa Clara, California. The lease expires in December 2001. The Company has an option to purchase the property for $24 million, or at the end of the lease arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sale price, if less than $24 million, and $24 million, subject to certain provisions of the lease. If the Company does not purchase the property or arrange for its sale as discussed above, the Company would be obligated for an additional lease payment of approximately $21.5 million. The Company occupied the building in July 1998 and commenced lease payments at that time. The lease requires the Company to maintain specified financial covenants, all of which the Company was in compliance with as of July 3, 1999.

CHANGES IN FINANCIAL CONDITION

         Cash and cash equivalents increased $21.8 million (137%) from September 26, 1998. Operations and changes in exchange rates provided $24.3 million, including $9.2 million used to purchase short-term investments. Investing activities used $78.4 million, including $15.5 million used to acquire property and equipment, net, $64.0 million used to acquire Star and other, net provided $1.1 million. Financing activities provided $75.9 million with net debt borrowings of $73.6 million and $2.3 million from the sale of shares under employee stock plans.

         Net goodwill increased $28.8 million (248%) and other assets increased $19.3 million (82%) from September 26, 1998 primarily due to the acquisition of Star.

         Long-term obligations, including current portion, increased $69.7 million (512%) from September 26, 1998 primarily due to borrowings made for the acquisition of Star.

         Other long-term liabilities increased $11.1 million (88%) from September 26, 1998 primarily due to increases in deferred tax liabilities as a result of the acquisition of Star and increases in deferred compensation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

         The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These trading securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at July 3, 1999 the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to generally hold its fixed income investments until maturity and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

         The Company has fixed rate long-term debt of approximately $78.3 million, and a hypothetical 10 percent decrease in interest rates would not have a material impact on the fair market value of this debt. The Company does not hedge any interest rate exposures.

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

         The Company had $24 million of short-term forward exchange contracts, denominated in major foreign currencies, which approximated the fair value of such contracts and their underlying transactions at July 3, 1999. Gains and losses related to these instruments July 3, 1999 were not material. Looking forward, the Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

         The following table provides information about the Company's foreign exchange forward contracts at July 3, 1999. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the fair value approximates the weighted average contractual foreign currency exchange rate value of the contracts at July 3, 1999.

         Forward contracts to sell (buy) foreign currencies for U.S. dollars:

                                               (in thousands, except contract rates)
                                                      Mature LESS THAN 1 Year
                                                      -----------------------
                                              Average          U.S.
                                             Contract         Notional         Fair
                                               Rate            Amount          Value
                                             --------        ---------        -------
                  Japanese Yen                 112.626         $ 7,991        $ 7,438
                  Euro                          1.095           10,582          9,901
                  French Franc                  5.019            1,100            862
                  German Deutschemark           1.267              469            311
                  British Pound Sterling        1.615            1,881          1,839
                  Hong Kong Dollar              7.780            1,093          1,096
                  Swedish Krone                 8.470            1,157          1,154
                  Danish Krone                  6.966              474            455
                  Norwegian Kroner              7.955              390            393
                  Canadian Dollar               1.511              182            188

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




                              COHERENT, INC.

                              -------------------------------
                              (Registrant)










Date: August 12, 1999         By: ROBERT J. QUILLINAN
                                  -------------------
                                  Robert J. Quillinan
                                  Executive Vice President and Chief Financial
                                  Officer