Form 10-K405
period 1999-10-02
COHERENT INC
filed 1999-12-15
CIK 21510

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(Mark One)

/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 2, 1999

                                       or

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-5255
                            ------------------------

                                 COHERENT, INC.

           DELAWARE
 (State or other jurisdiction                                 94-1622541
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

                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of November 18, 1999, 24,617,751 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported by the NASDAQ National Market System on November 18, 1999) of
Coherent, Inc., held by nonaffiliates was $420,198,352. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement to be filed prior to February 25, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

    The statements in this 10-K that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Coherent undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RISK FACTORS

    COMPETITIVE ENVIRONMENT. Coherent is one of the largest companies in each of its business segments. No single competitor offers as wide a range of products as are manufactured and sold by Coherent. However, competition is intense in all business segments because there are a number of smaller and larger companies selling products which compete directly with one or more Coherent products.

    Coherent's competitors are numerous, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. Major competitors in Coherent's respective market segments include, but are not limited to, the following list of companies: the Electro-Optics segment competes primarily against Spectra-Physics Lasers, Inc., SDL, Inc., Rofin Sinar Technologies, Inc., Continuum (a division of Hoya), Excel Technology, Inc., II-VI Inc., Optical Coating Labs, II-VI, and Newport Corporation. The Medical segment's direct competition includes, but is not limited to ESC Medical
Systems Ltd., Candela Corporation, Cynosure, Laser Scope, The Carl Zeiss Group, Nidek, HGM Medical, and IRIDEX Corporation. The Lambda segment's main competitors include Cymer, Inc., Komatsu, Ltd., Ushio, Lumonics, SOPRA, Continuum, and Spectra-Physics Lasers, Inc.

    The markets in which Coherent is engaged are subject to keen competition and rapid technological change. The principal factors of competition for all products are performance, reliability, price, service, marketing and distribution, technological achievement and human resources.

    A failure to remain competitive in these markets could cause a loss of market share, declining growth, and the inability to manage inventories if competitors gain increased market acceptance for their products. Some of the competitors are larger than Coherent and have a greater access to capital, technical, marketing, sales and other resources than does Coherent.

    In addition, there can be no assurance that Coherent's current or potential competitors will develop or acquire comparable or superior products to those developed by Coherent. Any possible business combinations or mergers by competitors, forming a larger, more significant competitor, could result in increased competition, price reductions, reduced margins, or loss of market share, any of which could materially and adversely affect Coherent's businesses, operating results, and financial condition.

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

    INTERNATIONAL SALES. Coherent conducts a significant portion of its business internationally. International sales accounted for 58% and 55% of Coherent's sales for fiscal 1999 and 1998, respectively. Coherent expects that international sales will continue to account for a significant portion of its net sales in the future. A significant amount of these sales occur through its international subsidiaries (some of which also perform research, development, manufacturing and service functions) and from exports from its U.S. operations. As a result, Coherent's international sales and operations are subject to the risks of conducting business internationally. Risks include fluctuation in foreign exchange rates, which could affect the sales price in local currencies of products in foreign markets as well as the local costs and expenses of foreign operations. Coherent uses forward exchange, currency swap contracts, currency options and other risk management techniques, to hedge its exposure to currency fluctuations relating to its intercompany transactions and certain firm foreign currency commitments; however, its international subsidiaries remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact Coherent's operations in the future or require it to modify current business practices.

    ASIA-PACIFIC. Recent economic trends in the Asia-Pacific marketplace have caused a heightened awareness of the impact this portion of the world's economy can have on the overall economy. The Asia-Pacific market currently represents almost one-third of the worlds buying power and approximately 26% and 24% of Coherent's fiscal 1999 and 1998 sales, respectively, are to this region. Changes in this area's economic growth rate may impact suppliers of product into that market. While the actual magnitude of the business at risk is unknown, it is possible that a decrease in capital spending in this market could have an adverse impact on Coherent's sales and results of operations.

    QUARTERLY FLUCTUATIONS IN OPERATING RESULTS. A variety of factors may cause period-to-period fluctuations in the operating results of Coherent. Such factors include, but are not limited to, product mix, competitive pricing pressures, material costs, revenue and expenses related to new products and enhancements of existing product, as well as delays in customer purchases in anticipation of the introduction of new products or product enhancements by Coherent or its competitors. The majority of Coherent's revenues in each quarter results from orders received in that quarter. As a result, Coherent establishes its production, inventory and operating expenditure levels based on anticipated revenue levels. Thus, if sales do not occur when expected, expenditure levels could be disproportionately high and operating results for that quarter, and potentially future quarters, would be adversely affected.

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

    PATENTS AND LICENSES. The laser industry is characterized by frequent litigation regarding patent and other intellectual property rights. Because patent applications are maintained in secrecy in the United States until such patents are issued and are maintained in secrecy for a period of time outside the United States, Coherent can conduct only limited searches to determine whether its technology infringes any patents or patent applications. Any claims for patent infringement could be time-consuming, result in costly litigation, divert technical and management personnel, cause shipment delays, require Coherent to develop non-infringing technology or to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the laser industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties. These payments could have a negative impact on gross margins. There can be no assurance that necessary licenses would be available to Coherent on satisfactory terms, or Coherent could redesign its products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent Coherent from manufacturing and selling some of its products. This could have a material adverse effect on Coherent's business, results of operations and financial condition. Conversely, costly and time consuming litigation may be necessary to enforce patents issued to Coherent to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope and validity of the proprietary rights of others.

    Coherent has a significant number of U.S. and foreign technology patents incorporated into its products. Coherent believes it owns or has the right to use the basic patents covering its products.

    REIMBURSEMENT. A significant portion of Coherent's medical products are purchased by doctors, clinics, hospitals and other users, which bill various third-party payors, such as governmental programs and private insurance plans, for covered health care services provided to their patients. Third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products used for these health care services. While Coherent believes that the laser procedures using its products (except for most aesthetic applications, which comprise approximately half of the Medical segment's revenue) have generally been reimbursed, payors may deny coverage and reimbursement for Coherent's products if they determine that the device was not reasonable and necessary for the purpose for which used or was investigational or not cost-effective. Failure by doctors, clinics, hospitals and other users of Coherent's products to obtain adequate reimbursement for use of Coherent's products from third-party payors, and/or changes in government legislation or regulation or in private third-party payors' policies toward reimbursement for procedures employing Coherent's products could have a material adverse effect on Coherent's business, results of operations and financial condition. Moreover, Coherent is unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation may have on the Company.

    EARTHQUAKES. A substantial portion of Coherent's research and development activities, manufacturing, its corporate headquarters and other critical business operations are located near major earthquake faults. Operating results could be materially affected in the event of an earthquake or other natural disaster.

    PRODUCTION AND SOURCES AND AVAILABILITY OF MATERIALS. Coherent's production operations consist primarily of assembling and testing its products, although Coherent manufactures substantially all of its own laser tubes, optics and diode wafers. Coherent depends upon outside suppliers for most product components, many of which are manufactured to Coherent's specifications. Coherent maintains a diverse supplier base, and as a result, typically no individual supplier makes up more than 5% of total purchases. Coherent has not experienced any significant difficulty in obtaining raw materials or components in the past. There is always a possibility of periodic, short-term disruption in supplies of critical, high technology components.

    RESEARCH AND DEVELOPMENT. Coherent maintains separate research and development staffs in all of its operating segments. Development of new and improved Electro-Optical, Lambda and Medical products is primarily the respon sibility of engineering department and applications staffs located in the U.S., Germany, Finland and the United Kingdom. Such engineering staffs design and develop both new products and enhancements to existing products. Coherent works closely with customers, both individually and through Company sponsored seminars, to develop products to meet customer application and performance needs.

    Coherent operates in an industry which is subject to rapid technological change. Its ability to compete and operate successfully depends upon, among other things, its ability to react to such change. Accordingly, Coherent is committed to the development of new products as well as the improvement and refinement of existing products. Fiscal 1999 expenditures for research and development were $46,759,000, 10% of sales, compared to $44,534,000, 11% of sales, and $39,406,000, 10% of sales, during fiscal 1998 and 1997, respectively.

    IMPACT OF ENVIRONMENTAL REGULATION. Coherent believes that compliance with federal, state and local environmental protection regulations will not have a material adverse effect on the capital expenditures, earn ings, competitive and financial position of Coherent. Coherent is a respondent under Remedial Action Orders issued by the California Department of Toxic Substance Control relating to an investigation and remediation of soil and groundwater contamination at its former facility in the Stanford Industrial Park, Palo Alto, California. See
Note 12, "Commitments and Contingencies", of the Notes to Consolidated Financial Statements.

    IMPACT OF MEDICAL DEVICE REGULATIONS. Coherent's medical products are subject to regulation and control by the Center for Devices and Radiological Health, a branch of the Food and Drug Administration (FDA) within the Department of Health and Human Services. Pursuant to the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must obtain market clearance through either the 510(k) premarket notification process or the lengthier premarket approval ("PMA") application process. Compliance with this process is expensive and time-consuming. Noncompliance with applicable requirements, including good manufacturing practices ("GMP") can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by Coherent. Coherent's medical products are subject to similar regulations in its major international markets. Complying with these regulations is necessary for Coherent's strategy of expanding the markets for and sales of its products into these countries.

    These approvals may include clinical testing, limitations on the number of sales, controls of end user purchase price and the extent of product commercialization. In certain instances, these constraints can delay planned shipment schedules as design and engineering modifications are made in response to regulatory concerns and requests. Coherent's competitors in the medical field are subject to the same regulations.

    Coherent believes that its long established working relationship with the medical community and the high quality of its products allow it to work effectively within these regulatory constraints.

    EMPLOYEES. At October 2, 1999, Coherent employed 2,417 persons. Coherent's continued success will depend in large measure on its ability to attract and retain highly skilled employees, who are in great demand, particularly in the Silicon Valley of California, where the Company is based.

THE LASER COMPANY

    Coherent, Inc., a Delaware corporation, (herein referred to as "Coherent" or "Company") is a global leader in the design, manufacture and sales of lasers, laser systems, precision optics and related accessories. Coherent integrates these technologies into a wide variety of products and systems designed to meet the productivity and performance needs of its customers. Major markets include the scientific research community, medical institutions, clinics and private practices, and commercial/OEM (original equipment manufacturer) applications ranging from semiconductor processing and disk mastering to light shows and entertainment. Coherent also produces and sells optical and laser components to other laser system manufacturers.

    The word "laser" is the acronym for "light amplification by stimulated emission of radiation." Energy is amplified to extremely high intensity by an atomic process called stimulated emission. The term

"radiation" is often misinterpreted because the term is also used to describe radioactive materials or ionizing radiation. The use of the word in this context, however, refers to an energy transfer. Energy moves from one location to another by conduction, convection, and radiation. The color of laser light is normally expressed in terms of the laser's wavelength. The most common unit in expressing a laser's wavelength is a nanometer ("nm"). There are one billion nanometers in one meter.

    A laser uses a source of energy such as electricity, light or a chemical reaction to excite electrons in a "lasing medium." When these excited electrons return to their grounded or normal state, energy is emitted in the form of light at one or a few specific wavelengths. The lasing medium can be gasses such as CO(2) or argon, liquid dyes, or solid-state crystals such as the commonly used yttrium aluminum garnet ("YAG"). The emitted light is collected and refined using a series of mirrors and lenses, forming a high intensity, tightly focused beam of "coherent" light. A laser beam can be made powerful enough to cut steel or precise enough to perform eye surgery.

    The semiconductor or diode laser uses these same physical principles, but miniaturizes the entire assembly into a monolithic structure using semiconductor wafer fabrication processes to build the device. In addition to miniaturizing the laser, the use of solid-state materials greatly increases the life of the device and provides power efficiencies over 100 times greater than a typical gas or lamp based laser. A widely used analogy in the laser industry is that the development of the semiconductor laser will have as significant an impact on the use of lasers as the transition of the vacuum tube to the transistor to the integrated circuit has on the electronics industry.

INDUSTRY LEADERSHIP

    Since inception in 1966, Coherent has grown through a combination of internal expansion, joint ventures and strategic acquisitions of companies with related technologies and products. Coherent is a technical leader in every market it serves. Driven by new product application innovations, Coherent has approximately 228 U.S. patents in force, and over the past several years has committed from 10% to 11% of annual revenues to research and development efforts.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Coherent operates in two industry segments: the design, manufacture and marketing of electro-optical products such as lasers, optics and related accessories and medical products such as laser and optical systems used for surgical and therapeutic applications. Coherent has two operating segments within the Electro-Optical industry segment: Electro-Optics and Lambda. The Medical industry segment is also an operating segment. (See Note 13).

PRODUCTS

BUSINESS STRUCTURE

    Coherent's business structure reflects its three major operating segments:
Medical, Electro-Optics and Lambda. Medical serves the medical-surgical community, while Electro-Optics and Lambda segments serve the needs of commercial and scientific customers (both end users and OEMs), including customers who purchase components.

PRODUCT AND MARKET APPLICATIONS

    Coherent currently produces more than 150 lasers, laser systems, precision optics and component products. Medical products range in price from $25,000 to $185,000. Commercial and scientific products range from $10,000 to $1,000,000. Component products (including diodes) range in price from $500 to $50,000 and consist of semiconductor lasers, precision optics, thin film coatings, accessories, laser measurement and testing instruments. Some of the applications within Coherent's market segments are shown in the table below:

APPLICATIONS BY MARKET

            MEDICAL                        SCIENTIFIC                       COMMERCIAL
-------------------------------  -------------------------------  -------------------------------
Ophthalmology                    Spectroscopy                     Optics & Optical Coating
Photodynamic Therapy             Chemistry                        Semiconductor Processing &
Aesthetic/Cosmetic Surgery       Photochemistry                     Inspection
Dermatology/Plastic Surgery      Physics                          DUV Photolithography
Cosmetic, Plastic and            Viral Research                   Interferometric Wafer
                                                                    Inspection
  Reconstructive Surgery         Genetics                         Optics Inspection
Orthopedics                      Environmental Research           Optical Data Storage
Urology                          Semiconductor Research           Fiber Bragg Gratings
Gynecology                       Biology                          Machine Vision
Otolaryngology                   Biochemistry                     Holography
Neurological Surgery             Engineering                      Marking
Oral Maxillofacial Surgery       Forensics                        Materials Processing & Control
Oncology                         Isotope Separation               Process Control
Podiatry                         Atom Trapping                    Magnetic Disk Texturing
General Surgery                  Metrology                        Video & DVD Disk Mastering
Medical Therapy                  Seismic Monitoring               Stereolithography/Rapid
Medical Imaging                  Non-destructive Testing            Prototyping
                                 Combustion Analysis              Reprographics/Printing
                                                                  Graphic & Architectural Display
                                                                  Multimedia Entertainment
                                                                  Micromachining
                                                                  Soldering
                                                                  Wire Stripping
                                                                  Circuit Board Drilling
                                                                  Via Hole Drilling
                                                                  Rubidium Vapour Pumping
                                                                  Flow Cytometry
                                                                  Analytical Instrumentation
                                                                  Pulsed Laser Deposition
                                                                  Telecommunications

PRODUCT NARRATIVE

MEDICAL OPERATING SEGMENT

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

    AESTHETIC PRODUCTS

    Coherent is a leading supplier of lasers to the rapidly growing aesthetic laser market. Starting in 1994, with the UltraPulse-TM- for treatment of wrinkles, Coherent has introduced a complete line of innovative laser products for aesthetic procedures including laser skin resurfacing, cosmetic eyelid surgery, treatment of tattoos, treatment of pigmented lesions, treatment of vascular lesions including leg veins, and laser-assisted hair transplant. In addition, in April 1999, Coherent finalized the acquisition of Star Medical
(Star) from Palomar Medical Technologies, Inc. for the LightSheer brand of laser-based hair removal products.

    Prior to concluding the acquisition of Star, Coherent had been the exclusive distributor for the LightSheer, and introduced it to the market in February 1998. This compact, solid-state system is the only high-energy, short pulse laser diode system available for hair removal. The treatment light is generated by high power diode arrays using patented packaging and cooling technology. The high efficiency of the diodes is easily transported to multiple locations. The diode wavelength is well suited for laser hair removal and when combined with the patented ChillTip-TM- contact skin cooling system, allows treatment of a wide range of patients. In March of 1999, the LightSheer received clearance from the FDA to claim permanence in hair removal or reduction, the only company to have achieved this for a diode laser system.

    The UltraPulse 5000C with Computer Pattern Generator (CPG) is a leading laser for treatment of wrinkles. Called laser skin resurfacing, this procedure uses the unique high energy pulsed output of the UltraPulse laser to produce precise, controlled and repeatable vaporization of a thin outer layer of skin. The laser is also widely used for aesthetic incisional procedures including cosmetic eyelid surgery. Since its introduction in 1994, it has become one of the largest selling lasers to aesthetic surgeons for these procedures.

    In August 1997, the UltraFine erbium laser for skin resurfacing was introduced. This system complements the UltraPulse 5000C and provides new treatment capabilities for the aesthetic surgeon. While the UltraPulse remains the laser of choice for mild to severe wrinkles, the UltraFine erbium laser extends this treatment to a new group of patients who are seeking more superficial treatment. In addition, this laser can be used in concert with the UltraPulse to enhance the overall therapy.

    In 1996, Coherent introduced the multiwavelength VersaPulse C aesthetic laser. Featuring four lasers in one instrument, this product can be used for a wide variety of skin procedures such as the removal of tattoos, the treatment of pigmented lesions, including birthmarks and port wine stains, and the removal of "telangiectasias," the unsightly veins of the legs and face. Physicians use up to four separate laser systems to achieve the capabilities offered by a single VersaPulse aesthetic laser. New laser technology developed at Coherent allows treatment of lesions containing larger vessels that often do not respond to conventional lasers.

    The UltraCut incisional scanner for laser-assisted hair transplant was introduced in October 1997. Used with the UltraPulse line of lasers, the UltraCut laser prepares sites in the scalp to receive hair grafts.

This system offers a number of advantages to hair-transplant surgery including reduced bleeding, faster procedures and improved cosmetic results.

    OPHTHALMIC PRODUCTS

    Coherent pioneered the use of lasers in the ophthalmology market segment
30 years ago and is continuing this leadership both domestically and globally today. CMG offers green and multicolor lasers for photocoagulation and treatment of retinal disease and glaucoma. Coherent's Nd:YAG lasers for photodisruption are used for treatment of secondary cataracts. Recently Coherent introduced a new product for Ophthalmic Photodynamic Therapy (PDT) for the treatment of neovascular Age-Related Macular Degeneration (AMD).

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

    The Novus-Registered Trademark- Verdi-TM- photocoagulator was introduced in 1999 and represents Coherent's first fully solid-state photocoagulator. The Novus Verdi features rugged portable design, advanced diode pumped green technology, and patented ClearView-TM- optics all backed by Coherent's solid commitment to customer service. The Verdi fills out Coherent's photocoagulator product line resulting in the widest range of choices available to the customer.

    The Novus Omni-TM-, introduced in fiscal 1994, attains a new level of compactness, reliability, and flexibility in ophthalmic multi-wavelength applications. With instantaneous switching among red, yellow, and green treatment options, the retinal surgeon can now benefit from the proven technology improvements in the Novus and Ultima lasers and multiple wavelength lasers. For example, as surgeons use lasers in operations and bleeding occurs, a normal red light will be blended in with the blood of the patient and will not work correctly. Allowing the doctor to switch the colors of the lasers eliminates this problem with a more efficient solution.

    Coherent's Nd:YAG laser photodisruptors are used primarily for posterior capsulotomies. These solid-state, Q-switched lasers provide ophthalmologists with a method for treating secondary cataracts in a non-invasive manner. Unlike the argon and multiple wavelength lasers used in photocoagulation, Nd:YAG lasers produce high power pulses as short as ten billionths of a second. These brief but powerful pulses produce an "optical breakdown" effect which disrupts (cuts or tears) the tissue rather than producing a thermal burn. Nd:YAG lasers are also used for iridotomies, a procedure used in the treatment of closed angle glaucoma, whereby the laser makes a hole in the iris facilitating the outflow of fluid trapped in the eye. This outflow relieves pressure, which, if left untreated, could cause damage to the optic nerve.

    In 1996, Coherent introduced the Selecta 7000-TM- laser, designed to perform Selective Laser Trabeculotherapy (SLT). Coherent is working with the FDA to obtain approval for the Selecta 7000. SLT is an exciting new therapy for the treatment of open angle glaucoma, the leading cause of preventable blindness in Americans over the age of 40. SLT lowers intraocular pressure by using short pulses of low energy laser light to illuminate specific cells in the eye's trabecular meshwork--resulting in increased fluid outflow SLT is being performed today in many international markets using Coherent's Selecta 7000.

Domestically, Coherent has received exclusive license to commercialize SLT and market the relevant laser technology.

    In October 1997, Coherent introduced the next generation EPIC-TM-ophthalmic laser system that enables the ophthalmologist to perform most laser treatments with one system. In December 1997, Coherent received government approval to sell this product. This three-in-one laser incorporates a new clip-on Nd:YAG laser, a frequency doubled laser and an argon laser. The EPIC laser system is a portable laser, which adapts to the ophthalmologists' existing examination slit lamp.

    In 1999, Coherent introduced the Opal Photoactivator for Visudyne-TM- PDT therapy for neovascular AMD (the therapy). In November 1999, the FDA Ophthalmic Drugs Subcommittee recommended approval of the Opal Photoactivator and Visudyne Therapy for the wet form of age-related macular degeneration. The FDA is expected to make a final decision regarding the approval of the Visudyne application on or before February 2, 2000. Regulatory applications are also pending in the European Union, Canada, Switzerland, Norway, Iceland, Australia and New Zealand. This new therapy offers a treatment option for the wet form of AMD, the leading cause of blindness in people over the age of 50 in the western world. The results of the pivotal Phase III trials showed a statistically significant benefit at 12 months to those patients treated with Visudyne therapy compared to those administered a placebo. Results also showed that Visudyne therapy was well tolerated, with the majority of adverse events occurring in similar numbers among the treatment and placebo groups.

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

    The laser systems manufactured by the Medical Group typically range in price from $25,000 to $185,000.

ELECTRO-OPTICS OPERATING SEGMENT

    Coherent's electro-optical products include lasers and laser systems for micromachining, commercial applications, semiconductor inspection, telecommunications, scientific, medical research, precision optics and related accessories. The principal types of lasers produced by Coherent's Electro-Optics segment are diode-pumped solid-state (DPSS), semiconductor lasers (laser diodes), argon and krypton ion, excimer, carbon dioxide (CO(2)), liquid dye, Nd:YAG, and Titanium:Sapphire (Ti:Sapphire). These lasers have a broad range of power and operate in the visible (V), ultraviolet (UV) and infrared (IR) portions of the electromagnetic spectrum. Coherent's optics and optical products include special purpose lenses, mirrors and advanced optical coatings. Coherent's electro-optical products are sold for commercial and OEM applications, scientific and medical end users.

    LASER AND COMPONENTS GROUP

    The Coherent Laser Group (CLG) and Coherent Auburn, a division of the Coherent Laser Group, comprise the Laser and Components Group.

    CLG is headquartered in Santa Clara, California, and is a leading developer and manufacturer of DPSS, diode, ion, dye, solid-state Nd:YAG, Ti:Sapphire, and CO(2) lasers for the OEM, micromachining and scientific markets. The lasers sold by CLG are used in basic and applied research in medicine, chemistry, physics, biology, biochemistry, engineering and forensic sciences, and in a variety of commercial applications including materials processing, semiconductor microlithography, stereolithography, interferometric wafer inspection, reprographics, optical disk manufacturing, analytical instrumentation, laser light shows, telecommunications and manufacturing process control.

    In fiscal 1997, CLG continued to provide its customers with lasers for a growing range of applications, especially in the CO(2) (i.e., material drilling and marking) and diode-pumped solid state (DPSS) product lines. The Group also purchased the assets and technology of Micracor, Inc. of Massachusetts to position CLG for entrance into the telecommunications market. Also, CLG saw continued strong growth for the Lubeck operation, including shipments of the ZT laser for the disk texturing market. With these acquisitions and aforementioned products, CLG has consolidated its patent position in the DPSS area, increased its portfolio of product offerings to better address the commercial and micromachining markets, and has opened up a manufacturing and service entity in Europe for such products. The first shipments of the Verdi-TM-, a CW diode-pumped solid-state visible laser that provides a compact, high-power, efficient option for many scientific and commercial laser applications occurred in fiscal 1997.

    In fiscal 1998, CLG shipped the first units of Avia, a high-power, high-repetition laser serving the printed circuit board (PCB) via drilling market. In early 1998, CLG also shipped its first Vittesse laser, offering customers a self-contained, maintenance free, Ultrafast alternative. Vittesse is another good example of CLG developing a product for its scientific customers and then leveraging the technology into commercial applications. CLG continued to provide its customers with lasers for the growing range of applications, especially in the CO(2) (i.e., material drilling and marking) and diode-pumped solid state (DPSS) (i.e., reprographics, holography and rapid prototyping) product lines. Also, CLG saw continued strong growth for the Lubeck operation, including shipments of the 315M minilaser for the reprographics market.

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

    In 1999, CLG announced a new 980-nm Optically Pumped Semiconductor (OPS) laser technology that provides the highest power 980-nm laser output from a single-mode device. High-power 980 nm is critical for pumping Erbium-doped Fiber Amplifiers (EDFAs)--key components in Dense Wavelength Division Multiplexed
(DWDM) telecommunication systems.

    EDFAs are used to boost optical telecommunications signals that have degraded after being transported over long distances. Amplifiers for DWDM networks require higher pump-powers as the number of wavelengths transmitted through the system is increased. Current 980 nm pump lasers are fundamentally limited to less than 200 mW (technology limit) necessitating the "ganging" of several pump lasers with complex schemes to provide adequate pump power for wide-bandwidth, high-gain DWDM telecommunications systems.

    In 1999, CLG expanded the Verdi and AVIA DPSS lasers as well as the CO(2) laser product line. Higher power and increased speed lasers were introduced to the market place with great success. The material processing and electronic packaging applications for these lasers continued to grow in 1999.

    The lasers and laser systems produced by CLG, with the exception of semiconductor lasers, typically range in price from $10,000 to $250,000.

    Coherent Auburn (Auburn) manufactures optics, thin films coatings for high-performance laser optics, laser accessories and electro-optical components for Coherent as well as other manufacturers.

    Optics and thin film coatings, which consist of mirrors and lenses used for imaging and directing a laser beam, are used in Coherent's own laser products, in low-loss coated optics for OEMs and other commercial applications. In addition to their normal laser business, in fiscal year 1998, the Optics product line supplied a number of large specialized optics for the Keck Telescope and Lawrence Livermore Labs NIF program. In England, our Leicester facility received a UK Design Council Award for the "Millennium Products" recognizing their newly introduced system for manufacturing graded interference filters.

    Auburn also designs and manufactures laser measurement instruments and accessories that are used to measure and maximize the performance of laser systems. The instrument product line continued to see growth in low power diode laser module sales, and continued demand for their standard line of instrumentation.

    As a result of the acquisition of Ealing Electro-Optics in fiscal year 1997, Auburn successfully entered the market for E-O assembly modules, capturing several major programs from U.S. and European contractors. Also the Catalog product line, which had taken over the Ealing "Gold" catalog, printed and distributed in September 1998 the new 480 page Coherent catalog containing 5,000 products, of which 2,000 were new, to the Electro-Optics Industry.

    Products made by Auburn typically range in price from $500 to $50,000 and are sold through Auburn's field and telemarketing salesforce, the new Coherent catalog, and through an international network of independent distributors as well as other Coherent sales groups.

    SEMICONDUCTOR GROUP

    CSG, was spun off from the Laser Group in 1997 to specifically serve customers in the semiconductor area with high-power laser diodes. Coherent has been designing and manufacturing a wide variety of lasers based on diodes since 1986. In 1995, the Company acquired the laser diode operations of Uniphase Corporation. This acquisition added high power semiconductor laser diodes with wavelength emission to Coherent's product line. These diodes are key components for the Company's growing segment of diode-pumped laser products, thereby reducing its dependence on outside vendors. Laser diodes are also used in medical, printing, OEM instrumentation, remote sensing, and machine vision industries.

    In December 1996, Coherent acquired 80% of the outstanding capital stock of Tutcore OY, Ltd., and an option to acquire the remaining 20% in five years. Tutcore is located in Tampere, Finland, and is the leading manufacturer of aluminum-free semiconductor wafers that are incorporated into laser diodes. This acquisition added capabilities to the line that no other significant supplier had and allows for a considerable competitive advantage.

    These high-powered diode lasers are expected to have a tremendous impact on the future of the laser market. These lasers will be used in applications such as heat-treating, welding, and direct-to-plate printing. These lasers are created by building rows of miniature lasers on a gallium arsenide wafer, using semiconductor deposition and etching technology, thereby creating laser bars. These bars have power outputs equivalent to lasers several cubic feet in size, therefore making them more portable. Coherent currently has the highest power bars available in the commercial markets. Larger competitors such as SDL, Inc., and Spectra Physics Lasers also make such lasers but produce them containing aluminum. With the Tutcore acquisition, the semiconductor group is in the forefront on this laser technology producing aluminum free lasers.

    In February 1997, CSG completed a new, purpose-built diode manufacturing factory in Santa Clara, California. This 10,000-square foot facility includes large cleanrooms for wafer processing and packaging, as well as extensive life-testing and R&D labs.

    Semiconductor laser diode prices range from $200 to $4,000; semiconductor laser systems range from $3,000 to $20,000. Both laser diodes and laser diode systems are used in a variety of commercial and OEM applications, including material processing, reprographics, medical instruments, and laser pumping. CSG products are incorporated in several other systems manufactured by CLG and CMG.

LAMBDA OPERATING SEGMENT

    Coherent Lambda Physik (CLP), Coherent's 80% owned subsidiary, in Gottingen, Germany, develops and manufactures excimer, DPSS, and tunable lasers including dye lasers and optical parametric oscillators (OPOs). These powerful pulsed lasers cover the spectral range from 157 nm to over 2.5mm. The excimer laser is very efficient in producing UV light without frequency conversion techniques, gaining strong market share in commercial and medical applications. The diode-pumped solid-state developments are driven by the challenge to produce the highest possible frequency conversion efficiencies and beam quality for UV-power with outstanding brilliance up to 3 kHz.

    All Lambda Physik products are certified with the CE-mark, a prerequisite for the European market. This is an important milestone of Lambda Physik's quality program and opens up excellent opportunities in the medical and industrial marketplace. Some lasers, which are produced primarily for medical applications, are even further certified with the CE mark for systems used in medical products.

    In fiscal year 1999, Lambda Physik pioneered the development of 157 nm lasers for various applications. The Lambda LPF and the portable OPTex excimer laser optimized for the wavelength at 157 nm were released. The LPF laser is the only commercial available laser system at 157 nm that delivers several Watts of output power. Typical applications are found in spectroscopy, microelectronics, material processing, material characterization and in chemical vapor deposition. The OPTex has been especially developed for customers who require a small and economical, but highly sophisticated, excimer laser.

    The NovaLine F600 and F1000 series are designed for material testing and feasibility studies of lithography at 157 nm wavelength. These lasers demonstrate stable operation up to 1 kHz. Lambda Physik also sells large industrial systems into the TFT annealing market via the cooperation of an OEM customer in Japan.

    New models, have been added to the product line of 248 nm and 193 nm excimer lasers for microlithography in order to follow up on the trend of higher power and tighter laser bandwidth requirements. In September 1999, Lambda Physik received its first multiple production orders for their high performance excimer laser systems from a semiconductor equipment manufacturer. The orders are for Lambda Physik's 248 NovaLine-Registered Trademark- excimer laser systems operating at 2 kHz pulse rate and will be used in conjunction with a semiconductor equipment manufacturer's systems. These systems are high-productivity tools, capable of processing more than 200 mm wafers per hour, and designed to achieve cost-effective, mix-and-match lithography solutions. Presently, only Lambda Physik has delivered 2 kHz lasers for 193 nm.

    The LAMBDA StarLine-TM- family of diode-pumped Nd:YAG lasers has been optimized in close cooperation with industrial key customers. These lasers open a variety of applications ranging from spectroscopy through LIDAR to hole drilling and micromachining. Lambda Physik has produced some of the most respected pulsed laser models for spectroscopy in the world. The present pulsed dye laser, SCANmate-TM-OG set a new standard in the scientific world in narrow-linewidth tunable light sources for high resolution spectroscopy in the range from 189 nm to over 1 mm. SCANmate-TM-OG is the only commercial dye laser with automatic Autocalibration system.

    Also in fiscal year 1999, ongoing development of the L4308, 200 watt laser series and line beam optics produced by MicroLas with respect to special needs of production conditions of polycrystalline flat panel displays has gained a 90% market share in this fast growing market.

    The lasers and laser systems produced by CLP typically range in price from $50,000 to $1,000,000.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Financial information relating to foreign and domestic operations for the three years ended October 2, 1999, is set forth in Note 13, "Operating Segments", of the Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

    At the end of fiscal 1999, Coherent's primary locations were as follows:

    Coherent's corporate headquarters and major electro-optics facility is located in Santa Clara, California, consisting of approximately 8.5 acres of land and a 200,000-square-foot building owned by Coherent.

    Additional electro-optics facilities are located in Auburn, California. The Auburn facilities consist of two 60,000-square-foot buildings and a 50,000-square-foot building, all of which are owned by Coherent as well as a 12,000-square-foot building leased until June 2000.

    Coherent's principal medical products facility is located in Santa Clara, California consisting of a building of approximately 216,000 square feet of floor area leased until December 2001.

    During fiscal 1993, Coherent sold the net assets of Coherent General, Inc. The sale did not include land consisting of approximately 36 acres
(11 developed acres) and facilities consisting of a 58,000- square-foot building owned by Coherent in Sturbridge, Massachusetts. This building is currently leased (until June 2000) to the acquirer of Coherent General, Inc.

    Lambda Physik GmbH's facility in Gottingen, Germany consists of two owned buildings totaling 63,500 square feet on 3.7 acres of owned land.

    Lambda Physik's domestic facility is located in Fort Lauderdale, Florida, consisting of an 18,597-square-foot building leased until March 2002.

    Lambda Physik Japan's facilities are located in Yokohama, Japan, consisting of a 7,081-square-foot building leased until October 2000 and two buildings consisting of 2,914 total square feet in Tokyo, Japan leased through October 2000.

    Coherent GmbH's facility in Dieburg, Germany consists of a 21,571-square-foot building leased by Coherent until 2003 with a five year renewal option.

    Coherent Lubeck's facility in Lubeck, Germany consists of a 30,157-square-foot building leased by Coherent until March 2000 with a one year renewal option.

    Coherent Optics Europe Ltd.'s facilities consist of two leased buildings (four units) in Leiceseter, England totaling 34,537 square feet with leases expiring from 2005 to 2007.

    Coherent Ealing Electro-Optics Ltd.'s facility consists of one owned building in Watford, England totaling 37,900 square feet on 1.6 acres of owned land.

    Coherent Tutcore's facility is located in Tampere, Finland where they manufacture semiconductor wafers. The facility is 17,438 square feet and is leased until 2007.

    Coherent Japan's facilities include 39,706 square feet consisting of four buildings leased until April 2001.

    During fiscal 1999, Coherent acquired Star Medical Technologies, Inc., which leases four buildings totaling 28,581 square feet in Pleasanton, California. The leases expire from 2002 to 2003.

    Coherent maintains sales and service offices under varying leases expiring from 2003 through 2005 in France and the Netherlands, and under short-term leases in Mexico, the United Kingdom, Hong Kong, Sweden, and the People Republic of China.

    In general, Coherent's facilities are considered both suitable and adequate to provide for future requirements.

ITEM 3.  LEGAL PROCEEDINGS

    Coherent has been named as a respondent under Remedial Action Orders issued by the California Department of Toxic Substance Control in connection with the investigation and remediation of soil and ground water contamination at its former facility in the Stanford Industrial Park, Palo Alto, California. See
Note 12, "Commitments and Contingencies", of the Notes to Consolidated Financial Statements.

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

                                                                          QUARTERS ENDED
                                       -------------------------------------------------------------------------------------
                                                      FISCAL 1999                                 FISCAL 1998
                                       -----------------------------------------   -----------------------------------------
                                       DEC. 26     APR. 3     JULY 3     OCT. 2    DEC. 27    MAR. 28    JUNE 27    SEPT. 26
                                       --------   --------   --------   --------   --------   --------   --------   --------
Closing Price:
High.................................   $13.91     $16.88     $18.94     $22.31     $28.75     $24.38     $24.19     $17.38
Low..................................   $ 7.75     $11.75     $12.25     $16.00     $16.94     $17.56     $16.75     $ 8.75

    The number of stockholders of record as of November 18, 1999 was 2,038. No cash dividends have been declared or paid since Coherent was founded and Coherent has no present intention to declare or pay cash dividends. Coherent's agreements with its banks restrict the payment of dividends on its Common Stock. See Note 5, "Short-term Borrowings", of Notes to Consolidated Financial Statements.

    The Board of Directors declared a 2-for-1 stock split of its common stock effected in the form of a 100% stock dividend distributed on March 2, 1998 to holders of record as of February 17, 1998. The financial statements, notes and other references to share and per share data reflect the stock split for all periods presented.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                  YEARS ENDED
                                            --------------------------------------------------------
                                            OCT. 2,    SEPT. 26,   SEPT. 27,   SEPT. 28,   SEPT. 30,
                                              1999       1998        1997        1996        1995
                                            --------   ---------   ---------   ---------   ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales.................................  $468,869   $410,449    $391,038    $364,430    $285,499
Gross profit..............................   220,666    197,865     205,502     187,218     142,483
Income from operations....................    18,077     24,132      42,310      44,700      29,912
                                            --------   --------    --------    --------    --------
Net income (1), (2), (3)..................  $ 11,841   $ 18,811    $ 26,292    $ 30,314    $ 19,323
                                            --------   --------    --------    --------    --------
Net income per share data: (1), (2), (3)
  Basic...................................  $    .49   $    .80    $   1.16    $   1.37    $    .91
  Diluted.................................  $    .48   $    .79    $   1.12    $   1.31    $    .87
                                            --------   --------    --------    --------    --------
Total assets..............................  $495,468   $390,761    $361,650    $311,516    $255,874
                                            --------   --------    --------    --------    --------
Long-term obligations.....................    74,745     12,828       9,665       3,921       5,139
Other long-term liabilities...............    16,819     12,599      13,927      12,403       9,597
Minority interest in subsidiaries.........     3,945      3,664       4,348       2,738       1,782
                                            --------   --------    --------    --------    --------
Stockholders' equity......................  $277,305   $262,623    $231,233    $197,587    $161,191
                                            --------   --------    --------    --------    --------

    No dividends have been declared in any of the periods presented. See "Item 5" for a discussion of Coherent's dividend history.

(1) Includes in fiscal 1999, a $10.7 million ($0.44 per diluted share), after tax charge for the write-off of purchased in-process research and development. See Note 2 "Acquisitions" of Notes to Consolidated Statements.

(2) Includes in fiscal 1998, a $2.7 million ($0.11 per diluted share) non-recurring tax benefit.

(3) Includes in fiscal 1997, a $9.0 million ($0.38 per diluted share), after tax charge for the write-off of purchased in-process technology. See Note 2 "Acquisitions" of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    CONSOLIDATED SUMMARY

    During fiscal 1999, Coherent's net income was $11.8 million ($0.48 per diluted share), which includes the third quarter $10.7 million ($0.44 per diluted share) after tax write-off of purchased in-process research and development resulting from the acquisition of Star Medical Technologies, Inc. of Pleasanton, California. Proforma net income (exclusive of this write-off) for fiscal 1999 was $22.6 million ($0.92 per diluted share). Fiscal 1998 net income was $18.8 million ($0.79 per diluted share), including a $2.7 million ($0.11 per diluted share) non-recurring tax benefit. Fiscal 1997 proforma net income (excluding the $9.0 million after tax write-off of purchased in-process technology) was $35.3 million ($1.50 per diluted share). Proforma income before income taxes, excluding the aforementioned write-off, increased $8.5 million (36%) to $32.2 million for fiscal 1999 compared to income before income taxes of $23.7 million for fiscal 1998, which decreased $23.9 million (43%) compared to proforma income before income taxes of $56.1 million for fiscal 1997, excluding the aforementioned write-off. The current year increase was primarily attributable to increases in international sales volumes and lower SG&A expenses as a percentage of net sales.

1999 COMPARED TO 1998

    NET SALES AND GROSS PROFITS

                                                              YEARS ENDED
                                                          --------------------
                                                          OCT. 2,    SEPT. 26,
                                                            1999       1998
                                                          --------   ---------
                                                             (IN THOUSANDS)
NET SALES

Consolidated:

  Domestic..............................................  $198,599   $185,004
  International.........................................   270,270    225,445
                                                          --------   --------
  Total.................................................  $468,869   $410,449
                                                          ========   ========

Electro-Optics:

  Domestic..............................................  $ 95,399   $ 87,119
  International.........................................   137,658    106,319
                                                          --------   --------
  Total.................................................  $233,057   $193,438
                                                          ========   ========

Medical:

  Domestic..............................................  $ 82,433   $ 78,893
  International.........................................    80,286     76,797
                                                          --------   --------
  Total.................................................  $162,719   $155,690
                                                          ========   ========

Lambda:

  Domestic..............................................  $ 20,767   $ 18,992
  International.........................................    52,326     42,329
                                                          --------   --------
  Total.................................................  $ 73,093   $ 61,321
                                                          ========   ========

    CONSOLIDATED

    During fiscal 1999, net sales increased $58.5 million (14%) to $468.9 million from $410.4 million in the prior fiscal year, primarily as a result of increased sales volumes in the Electro-Optics and Lambda segments (OEMs and commercial customers). International sales grew at a higher rate than domestic sales for a total increase of $44.8 million (20%). In particular, Asia-Pacific sales increased by 26% while European sales increased 16%. The increase in Asia-Pacific sales reflects signs of an economic recovery. Accordingly, international sales were 58% of net sales in fiscal 1999 compared to 55% for fiscal 1998, reflecting Coherent's commitment to grow its international business.

    The gross margin rate decreased to 47% for the current fiscal year compared to 48% for fiscal 1998. The deterioration in the overall margin resulted primarily from higher sales of lower margin products and inventory obsolescence write-downs of $1.3 million in the Lambda segment.

    ELECTRO-OPTICS

    Electro-Optics net sales increased $39.7 million (20%) in the current fiscal year to $233.1 million from $193.4 million in the prior fiscal year. Domestic sales increased $8.3 million (10%) and international sales increased
$31.3 million (29%) in the current fiscal year. Sales increased primarily due to higher sales volumes in commercial solid state products and in commercial systems.

    The gross margin rate remained at 47%, consistent with the prior fiscal year.

    MEDICAL

    Medical net sales increased $7.0 million (5%) to $162.7 million in fiscal 1999 from $155.7 million in fiscal 1998. International sales increased
$3.5 million (5%) and domestic sales increased $3.5 million (4%) in the current fiscal year. The increase in sales is primarily due to an increase of almost
$28 million in sales of LightSheer hair removal systems partially offset by lower sales of non-hair removal Aesthetic products and the expiration of our agreement to distribute ophthalmic refractive systems for a German manufacturer.

    The gross margin rate decreased 0.2% to 48.3% from 48.5% in the prior fiscal year.

    LAMBDA

    Lambda net sales increased $11.8 million (19%) in the current fiscal year to $73.1 million from $61.3 million in the prior fiscal year. International sales increased $10.0 million (24%) and domestic sales increased $1.8 million (9%). The increase in sales is primarily due to increased shipments of commercial products, primarily photolithography laser systems.

    The gross margin rate decreased to 45% from 51% in the prior fiscal year. The decrease from the prior year resulted primarily from increased manufacturing costs for photolithography systems, lower average selling prices for sales of scientific products and additional provisions for inventory obsolescence of $1.3 million.

    OPERATING EXPENSES

                                                              YEARS ENDED
                                                          --------------------
                                                          OCT. 2,    SEPT. 26,
                                                            1999       1998
                                                          --------   ---------
                                                             (IN THOUSANDS)
Research & development..................................  $ 46,759   $ 44,534
In-process research and development.....................    16,000
Selling, general & administrative.......................   134,129    124,555
Intangibles amortization................................     5,701      4,644
                                                          --------   --------
Total operating expenses................................  $202,589   $173,733
                                                          ========   ========

    Total operating expenses increased $28.9 million (17%) from the prior fiscal year. As a percentage of sales, operating expenses increased to 43% from 42% in the prior year. Exclusive of the third quarter fiscal 1999 write-off of purchased in-process research and development, operating expenses increased $12.9 million (7%), but as a percentage of sales decreased to 40% from 42%.

    Current year research and development (R&D) expenses increased $2.3 million (5%) from the prior fiscal year but decreased to 10% from 11% of sales. The absolute dollar increase was primarily due to increased headcount and spending on projects in the Electro-Optics segment.

    Selling, general and administrative (SG&A) expenses increased $9.6 million (8%) but decreased as a percentage of sales from 30% to 29%. The dollar increase is primarily due to increases in headcount and related payroll costs in the Electro-Optics segment to support increased sales volumes. This dollar increase was also due in part to increased investments in information technology, outside consulting costs and increased payroll related costs offset partially by the non-recurrence of fiscal 1998 charges, including: (1) restructuring costs of $2.9 million related to the medical segment, (2) the relocation of the medical segment to a new facility, and (3) the Ealing Electro-Optics acquisition costs associated with the development of a catalog.

    Intangibles amortization increased $1.1 million (23%) primarily due to the acquisition of Star.

    OTHER INCOME (EXPENSE)

    Other income (expense), net, decreased $1.4 million during the current year compared to the corresponding prior year period. The decrease was primarily due to increased interest expense related to financing of the Star acquisition, partially offset by increased interest income.

    INCOME TAXES

    Coherent's effective tax rate for the current year was 27.0% and its proforma effective tax rate for the current year (excluding the $10.7 million write-off of purchased in-process research and development) was 30.0%. Coherent's proforma effective tax rate for the prior fiscal year (excluding the $2.7 million non-recurring tax benefit) was 32.1%. The proforma effective tax rate decreased as a result of the non-recurrence of reserves for exposure items offset by changes in the distribution taxable income by taxing jurisdiction.

1998 COMPARED TO 1997

    NET SALES AND GROSS PROFITS

                                                               YEARS ENDED
                                                          ---------------------
                                                          SEPT. 26,   SEPT. 27,
                                                            1998        1997
                                                          ---------   ---------
                                                             (IN THOUSANDS)
NET SALES

Consolidated:

  Domestic..............................................  $185,004    $177,803
  International.........................................   225,445     213,235
                                                          --------    --------
  Total.................................................  $410,449    $391,038
                                                          ========    ========

Electro-Optics:

  Domestic..............................................  $ 87,119    $ 76,115
  International.........................................   106,319      85,672
                                                          --------    --------
  Total.................................................  $193,438    $161,787
                                                          ========    ========

Medical:

  Domestic..............................................  $ 78,893    $ 81,490
  International.........................................    76,797      88,462
                                                          --------    --------
  Total.................................................  $155,690    $169,952
                                                          ========    ========

Lambda:

  Domestic..............................................  $ 18,992    $ 20,198
  International.........................................    42,329      39,101
                                                          --------    --------
  Total.................................................  $ 61,321    $ 59,299
                                                          ========    ========

    CONSOLIDATED

    During fiscal 1998, net sales increased $19.4 million (5%) to $410.4 million from $391.0 million in fiscal 1997, primarily as a result of increased sales volumes in the Electro-Optics segment (OEM and commercial customers). International sales grew at a higher rate than domestic sales for a total increase of $12.2 million (6%) and were 55% of net sales in both fiscal 1998 and 1997.

    The gross margin rate decreased to 48% for fiscal 1998 compared to 53% for fiscal 1997. The deterioration in the overall margin resulted primarily from lower sales of higher margin medical products, a shift to higher sales of the lower margin solid-state technology products in the Electro-Optics segment, and the impact of the strengthening U.S. dollar against major foreign currencies.

    ELECTRO-OPTICS

    Electro-Optics net sales increased $31.7 million (20%) in fiscal 1998 to $193.4 million from $161.8 million in fiscal 1997. Domestic sales increased $11.0 million (14%) and international sales increased $20.6 million (24%) for fiscal 1998. The increase in sales worldwide resulted primarily from higher sales volumes in commercial solid-state products and due in part to the Auburn Division's fiscal 1997 acquisition of Ealing Electro-Optics in Watford, England. The impact of the strengthening of the U.S. dollar against major foreign currencies partially offset the increase by adversely impacting international sales by $5.1 million compared to fiscal 1997.

    The gross margin rate decreased to 47% from 51% in fiscal 1997. The decrease from fiscal 1997 resulted primarily from a change to a higher mix of lower margin solid-state, diode, and catalog products, as well as the strengthening of the U.S. dollar against major foreign currencies.

    MEDICAL

    Medical net sales decreased $14.3 million (8%) to $155.7 million in fiscal 1998 from $170.0 million in fiscal 1997. International sales decreased
$11.7 million (13%) and domestic sales decreased $2.6 million (3%) in fiscal 1998. The decrease in sales resulted primarily from decreased sales volumes, higher sales returns and allowances and lower average selling prices, as well as the strengthening of the U.S. dollar against major foreign currencies. Such strengthening of the U.S. dollar against major foreign currencies contributed to the decrease in international sales by $3.9 million compared to fiscal 1997.

    The gross profit rate decreased to 49% in fiscal 1998 from 55% in fiscal 1997 primarily due to lower sales and margins on skin resurfacing products, lower manufacturing throughput, as well as higher inventory related costs, warranty costs and manufacturing variances and due in part to the strengthening of the U.S. dollar against major foreign currencies. These factors were partially offset by the inaugural sales of the new LightSheer hair removal laser, for which Coherent recognized a commission for its selling efforts.

    LAMBDA

    Lambda net sales increased $2.0 million (3%) in fiscal 1998 to $61.3 million from $59.3 million in fiscal 1997. Domestic sales decreased
$1.2 million (6%) and international sales increased $3.2 million (8%) for fiscal 1998. The increase in sales worldwide resulted primarily from higher sales volumes in the lithography business. The impact of the strengthening of the U.S. dollar against major foreign currencies partially offset the increase by adversely impacting international sales by $3.4 million compared to fiscal 1997.

    The gross margin rate increased to 51% from 50% in fiscal 1997. The increase from fiscal 1997 resulted primarily from the strengthening of the U.S. dollar against major foreign currencies.

    OPERATING EXPENSES

                                                               YEARS ENDED
                                                          ---------------------
                                                          SEPT. 26,   SEPT. 27,
                                                            1998        1997
                                                          ---------   ---------
                                                             (IN THOUSANDS)
Research & development..................................  $ 44,534    $ 39,406
Purchased in-process technology.........................                 9,315
Selling, general & administrative.......................   124,555     110,813
Intangibles amortization................................     4,644       3,658
                                                          --------    --------
Total operating expenses................................  $173,733    $163,192
                                                          ========    ========

    Total operating expenses increased $10.5 million (6%) from fiscal 1997. Exclusive of the first quarter fiscal 1997 write-off of purchased in-process technology, operating expenses increased $19.9 million (13%), and as a percentage of sales increased to 42% from 39%.

    Fiscal 1998 research and development (R&D) expenses increased $5.1 million (13%) from fiscal 1997 and increased to 11% from 10% of sales. The absolute dollar increase was primarily in Coherent's Electro-Optics and Lambda segments due to due to more headcount and related expenses associated with Coherent's continued emphasis on product development, including lithography, and its recent strategic acquisitions.

    Selling, general and administrative (SG&A) expenses increased $13.7 million (12%) and increased as a percentage of sales from 28% to 30% in fiscal 1998. The increase, primarily in the Electro-Optics business segment, was driven by recent business acquisitions, the ramp-up of catalog operations, increased costs associated with higher headcount and higher costs associated with the Asia-Pacific region. This increase was also driven by (1) restructuring costs of $2.9 million related to the medical segment, (2) the relocation of the medical segment to a new facility, (3) the Ealing Electro-Optics acquisition costs associated with launching the catalog and (4) higher costs in Asia-Pacific associated with the Laser Group selling direct in Japan since mid fiscal 1997.

    Intangibles amortization expense increased $1.0 million (27%) due to amortization of Palomar distribution rights in the medical segment.

    OTHER INCOME (EXPENSE)

    Other income (expense), net, decreased $4.9 million during fiscal 1998 compared to fiscal 1997. Fiscal 1997 other income included a $3.5 million gain on Coherent's sale of its former headquarters facility. The remaining fluctuation of $1.4 million was primarily due to higher foreign exchange losses due to the strengthening of the U.S. dollar against major foreign currencies, lower royalty income and lower interest income on lower average cash and investment balances.

    INCOME TAXES

    Coherent's effective tax rate for fiscal 1998 was 20.6% and the proforma effective tax rate for fiscal 1998 (excluding the $2.7 million non-recurring tax benefit) was 32.1%. Coherent's proforma effective tax rate for fiscal 1997 (excluding the $9.2 million pre-tax write-off of purchased in-process technology) was 37%. The proforma effective tax rate decreased as a result of increases in foreign tax credit utilization and increased research and development credits offset by changes in the distribution of taxable income by taxing jurisdiction, as well as the proportionately greater impact of these items due to the lower income before taxes in fiscal 1998.

BUSINESS ENVIRONMENT

YEAR 2000 COMPLIANCE

    As is true for most companies, the Year 2000 computer issue creates a risk for Coherent. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on Coherent's operations. The risk for Coherent exists in four areas: (i) information technology used by Coherent to run its business, (ii) systems used by Coherent's suppliers,
(iii) potential warranty or other claims from Coherent's customers, and
(iv) the potential for reduced spending by customers for Coherent's products as a result of significant spending on Year 2000 issues and related adverse effects of such issues on the customer's business. Coherent evaluated its exposure in all of these areas.

    Coherent completed a comprehensive inventory and evaluation of its internal systems, equipment and facilities on July 30, 1999. Coherent has completed a number of projects that replaced or upgraded systems, equipment and facilities that were already known not to be Year 2000 ready. Coherent substantially completed these projects on October 8, 1999. Coherent has determined that upgrades and replacements to its primary systems will allow Coherent to transition into the new millenium with little or no disruption. Coherent has established contingency problem management programs to address and resolve Y2K related issues as the Company crosses through and into the millenium period. For the Year 2000 issues identified to date, the cost of upgrade or replacement has been less than $1.5 million through October 31, 1999. If significant new issues are identified, Coherent's results of operation or financial condition could be adversely affected.

    Coherent also contacted its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 ready. Critical suppliers have provided Coherent Y2K information that indicates they will continue to be a viable supplier into the Year 2000. Where practical, Coherent has attempted to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. In the event that suppliers are not Year 2000 compliant, Coherent will seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on Coherent's results of operations or financial condition.

    Coherent believes the large majority of its current products are Year 2000 compliant; however, since all customer situations cannot be anticipated, particularly those involving third party products, Coherent may see an increase in warranty and other claims as a result of the Year 2000 transition. While litigation regarding Year 2000 compliance issues is expected to escalate, Coherent does not believe that the impact of customer claims would materially affect Coherent's results of operations or financial condition.

    Year 2000 readiness is an issue for virtually all businesses, whose systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from the purchase of Coherent products and services. Such changes in customers' spending patterns could have an adverse impact on Coherent's sales, operating results and financial condition.

EURO CONVERSION

    As with many multinational companies operating in Europe, beginning in January 1999, Coherent was affected by the conversion of eleven European currencies into a common currency, the euro. Based on its assessment, Coherent does not believe the conversion will have a material impact on the competitiveness of its products or increase the likelihood of contract cancellations in Europe, where there already exists substantial price transparency. Coherent also believes its current accounting systems will accommodate the euro conversion with minimal intervention and does not expect to experience material adverse tax consequences as a result of the conversion. The convergence of currencies into the euro has simplified Coherent's currency risk management process, including its use of derivatives to manage that risk. The cost of addressing the euro conversion is not expected to be material and will be charged to operations as incurred. Coherent will continue to assess the impact of the introduction of the euro currency over the transition period as well as the period subsequent to the transition period, as applicable.

MARKETING, DISTRIBUTION AND CUSTOMER SERVICE AND SUPPORT

    Coherent markets its products domestically through a direct sales force. Coherent's products are sold internationally through direct sales personnel located in the United Kingdom, Sweden, Finland, Germany, Italy, Austria, France, Belgium, The Netherlands, Japan (Lambda Physik for commercial products only), The Peoples Republic of China and Hong Kong, as well as through independent representatives in other parts of the world. Coherent's foreign sales are made principally to customers in Europe, Japan and Asia Pacific, but sales are also made to customers in Canada, Mexico, Latin America, Australia, the Middle East and Africa. Sales made to independent representatives and distributors are generally priced in U.S. dollars. Foreign sales made directly by Coherent are generally priced in local currencies and are therefore subject to currency exchange fluctuations. Foreign sales are also subject to other normal risks of foreign operations, such as protective tariffs, export/import controls and sovereign risk. Coherent's products are broadly distributed and no one customer accounted for more than 10% of total sales during fiscal 1999.

    Coherent commenced direct sales and service for its Medical and Electro-Optics industry segments in Japan effective February 1996 and April 1997, respectively. Japan is the largest international market for both industry segments. The local presence continues to build closer relationships with Japanese customers and enable the Company to provide stronger support and allow development of new products more rapidly for the Japanese market.

    Coherent maintains a customer support and field service staff in major markets in the United States, Mexico, Europe, Japan and Asia-Pacific. This organization works closely with customers, customer groups and independent representatives in servicing equipment, training customers to use Coherent's products and exploring additional applications of Coherent's technologies. Additionally, Coherent gives various warranties on its products and offers service on a contractual basis after the initial product warranty has expired.

    The Company has also implemented a 24-hour a day service station, where customers can call a number at any time and receive service on their particular products. If components of the laser need to be fixed, then the customers can Federal Express the component back to Coherent as Coherent sends a new part, so that time is not lost in the production process of the customer.

BACKLOG

    At October 2, 1999 Coherent's backlog of orders scheduled for shipment was approximately $101,556,000 compared with $87,816,000 at September 26, 1998. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by Coherent has not been significant; however, since orders are cancelable, the backlog of orders, at any one time, is not necessarily indicative of future revenues. Coherent anticipates filling the present backlog during fiscal 2000. Backlog at October 2, 1999 was higher than at September 26, 1998, in all three operating segments.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

    At October 2, 1999, Coherent's primary sources of liquidity are cash and short-term investments of $68.9 million. Additional sources of liquidity are Coherent's multi-currency line of credit and bank credit facilities totaling $58.9 million as of October 2, 1999, of which $46.9 million is unused and available under these credit facilities. During fiscal 1999, such facilities have been used in Europe and Japan. Because of Coherent's low debt to equity ratio (.35), management believes that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents, short-term investments and available lines of credit are expected to be sufficient to fund operations for fiscal 2000. Coherent has certain financial covenants related to its lines of credit. At October 2, 1999, Coherent is in compliance with these covenants (see Note 5, "Short-term Borrowings", of Notes to Consolidated Financial Statements).

    During the first quarter of fiscal 1997, Coherent signed a lease for 216,000 square feet of office, research and development and manufacturing space for its Medical Group headquarters in Santa Clara, California. The lease expires in December 2001. Coherent has an option to purchase the property for $24.0 million, or at the end of the lease arrange for the sale of the property to a third party with Coherent retaining an obligation to the owner for the difference between the sale price, if less than $24.0 million, and $24.0 million, subject to certain provisions of the lease. If Coherent does not purchase the property or arrange for its sale as discussed above, Coherent would be obligated for an additional lease payment of approximately $21.5 million. Coherent occupied the building in July 1998 and commenced lease payments at that time. The lease requires Coherent to maintain specified financial covenants, all of which Coherent was in compliance with as of October 2, 1999.

CHANGES IN FINANCIAL CONDITION

    Cash and equivalents at October 2, 1999 increased by $22.3 million (140%) from September 26, 1998. Operations and changes in exchange rates generated $37.2 million including an increase in short-term investments of $13.7 million. Investing activities used $90.3 million;
$21.3 million was used to acquire property and equipment (net of proceeds from disposition of property and equipment) and $64.0 million was used for business acquisitions. Financing activities provided $75.4 million; sales of shares under employee benefit plans generated $3.3 million and increased net borrowings provided $72.1 million.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE SENSITIVITY

    Coherent maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These trading securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at October 2, 1999, the fair value of the portfolio would decline by an immaterial amount. Coherent has the ability to generally hold its fixed income investments until maturity and therefore Coherent would not expect is operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

    Coherent has fixed rate long-term debt of approximately $77.1 million, and a hypothetical 10 percent decrease in interest rates would not have a material impact on the fair market value of this debt. Coherent does not hedge any interest rate exposures.

    FOREIGN CURRENCY EXCHANGE RISK

    Coherent has foreign subsidiaries, which sell and manufacture its products in various global markets. As a result, Coherent's earnings and cash flows are exposed to fluctuations in foreign currency exchange rates. Coherent attempts to limit these exposures through operational strategies and financial market instruments. Coherent utilizes hedge instruments, primarily forward contracts with maturities of twelve months or less, to manage its exposure associated with firm intercompany and third-party transactions and net asset and liability positions denominated in non-functional currencies. Coherent does not use derivative financial instruments for trading purposes.

    Coherent had $24.1 million of short-term forward exchange contracts, denominated in major foreign currencies, which approximated the fair value of such contracts and their underlying transactions at October 2, 1999. Gains and losses related to these instruments at October 2, 1999 were not material. Looking forward, Coherent does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

    The following table provides information about Coherent's foreign exchange forward contracts at October 2, 1999. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the fair value approximates the weighted average contractual foreign currency exchange rate value of the contracts at October 2, 1999.

    Net forward contracts to sell (buy) foreign currencies for U.S. dollars:

                                                  (IN THOUSANDS, EXCEPT CONTRACT RATES)
                                                  --------------------------------------
                                                  AVERAGE          U.S.
                                                  CONTRACT       NOTIONAL         FAIR
                                                    RATE          AMOUNT         VALUE
                                                  --------       --------       --------
Euro.......................................         1.077         $9,675         $9,635
Japanese Yen...............................       114.715          7,806          8,528
British Pound Sterling.....................         1.602          2,963          3,060
Swedish Krone..............................         8.285          1,485          1,511
Hong Kong Dollar...........................         7.771            579            579
Danish Kroner..............................         7.081            395            404
Norwegian Kroner...........................         7.900            228            234
Canadian Dollar............................         1.466            171            169

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14(a) for an index to the consolidated financial statements and supplementary financial information, which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding Registrant's directors will be set forth under the caption "Election of Directors--Nominees" in Registrant's proxy statement for use in connection with the Annual Meeting of Stockholders to be held in March 2000, (the "1999 Proxy Statement") and is incorporated herein by reference. The 1999 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

    The following table sets forth the names, ages and office of all of the executive officers of Coherent:

NAME                                          AGE                          OFFICE HELD
----                                        --------   ---------------------------------------------------
Bernard J. Couillaud, Ph.D................     55      President and Chief Executive Officer
Robert J. Quillinan.......................     52      Executive Vice President and Chief Financial
                                                       Officer
John R. Ambroseo, Ph.D....................     38      Executive Vice President, President and General
                                                       Manager, Coherent Laser Group
Vittorio Fossati-Bellani, Ph.D............     52      Executive Vice President, President and General
                                                       Manager, Coherent Semiconductor Group
James Taylor..............................     50      Executive Vice President, President and General
                                                       Manager, Coherent Medical Group
Dennis C. Bucek...........................     54      Senior Vice President, Treasurer and Assistant
                                                       Secretary
Scott H. Miller...........................     45      Senior Vice President and General Counsel
Larry W. Sonsini..........................     58      Secretary

    There are no family relationships between any of the executive officers and directors.

    Dr. Couillaud has served as President and Chief Executive Officer as well as a member of the Board of Directors since July 1996. He served as Vice President and General Manager of Coherent Laser Group from March 1992 to July 1996. From 1990 to March 30, 1992, he served as Manager of the Advanced Systems Business Unit, and from 1987 to 1990 served as Director of R&D for the Coherent Laser Group. Dr. Couillaud has been with Coherent since 1983, received his Ph.D. from Bordeaux University and was a Professor of Physics at Stanford University.

    Mr. Quillinan has served as Executive Vice President and Chief Financial Officer since July 1984. He served as Vice President and Treasurer from March 1982 to July 1984 and as Corporate Controller from April 1980 to
March 1982. Mr. Quillinan received his masters of science in accounting from Clarkson University and is a CPA.

    Dr. Ambroseo became Executive Vice President, and President and General Manager of Coherent Laser Group in September 1997. He joined Coherent in 1988 as a Sales Engineer and has served as Product Marketing Manager, U. S. Sales Manager, Director of European Operations and most recently as Scientific Business Unit Manager. Dr. Ambroseo received his Ph.D. in chemistry from the University of Pennsylvania.

    Dr. Fossati-Bellani became Executive Vice President, and President and General Manager of Coherent Semiconductor Group in September 1997. He joined the Italian office of Coherent in 1979 as a Scientific Sales Engineer and has served in the capacity of Product Manager, Director of Marketing, Director of Business Development, Scientific Business Unit Manager and Diode Laser Business Unit Manager for the Coherent Laser Group. Dr. Fossati-Bellani received his doctorate degree in physics in 1970 from the University of Milano, Italy.

    Mr. Taylor has served as Executive Vice President and President and General Manager of Coherent Medical Group since February 1999. From 1997 to 1999,
Mr. Taylor served as President and CEO of Andros, Inc., an analytical instruments company headquartered in Berkeley, CA. From 1995 through 1997,

Mr. Taylor served as President of Ohmeda Medical Systems Division and from 1993-1994 as Vice President, Marketing, Medical Systems Division of Ohmeda Medical, Inc. Mr. Taylor holds a master's degree from John Hopkins University and attended the Stanford Executive Institute.

    Mr. Bucek has served as Senior Vice President, Treasurer and Assistant Secretary since August 1985. He received a bachelor's degree from Mankato State University and is a CPA.

    Mr. Miller has served as General Counsel to Coherent since October 1988 and as Senior Vice President since March 1994. He received a bachelor's degree in economics from UCLA in 1977 and J.D. in 1980 from Stanford Law School.

    For over eight years, Mr. Larry Sonsini has served as Coherent's Secretary. He is a member of the law firm Wilson, Sonsini, Goodrich & Rosati, P.C. in Palo Alto, California.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding remuneration of Registrant's directors and executive officers will be set forth under the caption "Election of Directors--Executive Compensation" in Registrant's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management will be set forth under the captions "Information Concerning Solicitation and Voting--Record Date and Share Ownership" and "Election of Directors--Security Ownership of Management" in Registrant's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions will be set forth under the caption "Election of Directors--Certain Transactions" in Registrant's 1999 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND FORM 8-K REPORTS

(a)     1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  PAGE
                                                              --------
The following Consolidated Financial Statements of Coherent,
  Inc. and its subsidiaries are filed as part of this report on Form 10-K:

  Independent Auditors' Report..............................     33

  Consolidated Balance Sheets--October 2, 1999 and September
    26, 1998................................................     34

  Consolidated Statements of Income--Years ended October 2,
    1999, September 26, 1998 and September 27, 1997.........     35

  Consolidated Statements of Stockholders' Equity--Years
    ended October 2, 1999, September 26, 1998 and September
    27, 1997................................................     36

  Consolidated Statements of Cash Flows--Years ended October
    2, 1999, September 26, 1998 and September 27, 1997......     37

Notes to Consolidated Financial Statements..................     39

2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedule II--Valuation and Qualifying Accounts..............     62

       Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

(b)     REPORTS ON FORM 8-K

       None

(c)    EXHIBITS

       EXHIBIT
       NUMBERS
---------------------
        2.1*            Agreement and Plan of Merger. (Previously filed as Exhibit
                          2.1 to Form 10-K for the fiscal year ended September 29,
                          1990.)
        3.1*            Restated and Amended Certificate of Incorporation.
                          (Previously filed as Exhibit 3.1 to Form 10-K for the
                          fiscal year ended September 29, 1990.)
        3.2*            Bylaws, as amended. (Previously filed as Exhibit 3.2 to Form
                          10-K for the fiscal year ended September 29, 1990.)
        4.1*            Amended and Restated Common Shares Rights Agreement dated
                          November 2, 1989 between Coherent and the Bank of Boston.
                          (Previously filed as Exhibit 4.1 to Form 8K filed on
                          November 3, 1989.)
       10.18*           1987 Incentive Stock Option Plan and forms of agreement.
                          (Previously filed as Exhibit 10.18 to Form 10-K for the
                          fiscal year ended September 30, 1989.)
       10.19*           Productivity Incentive Plan, as amended. (Previously filed as Exhibit 10.19 to Form 10K for the fiscal year ended
                          October 1, 1988.)
       10.20*           Employee Stock Purchase Plan and form of Subscription
                          Agreement, as amended. (Previously filed as Exhibit 10.20
                          to Form 10K for the fiscal year ended October 1, 1988.)
       10.21*           Coherent Employee Retirement and Investment Plan.
                          (Previously filed as Exhibit 10.23 to Form 8, Amendment
                          No. 1 to Annual Report on Form 10-K for the fiscal year
                          ended September 25, 1982.)
       10.30*           Patent License Agreements by and between Coherent, Inc. and
                          Patlex Corporation, effective as of July 1, 1988.
                          (Previously filed as Exhibit 10.30 to Form 10K for the
                          fiscal year ended October 1, 1988.)
       10.31*           Agreement by and between Coherent, Inc. and Dr. Dirk
                          Basting, dated as of September 15, 1988. (Previously filed as Exhibit 10.31 to Form 10K for the fiscal year ended
                          October 1, 1988.)
       10.33*           1990 Directors' Option Plan and Form of Agreement.
                          (Previously filed as Exhibit 10.33 to Form 10-K for the
                          fiscal year ended September 29, 1990.)
       10.34*           1995 Incentive Stock Option Plan and forms of agreement.
                          (Previously filed as Exhibit 10.34 to Form 10-K for the
                          fiscal year ended September 29, 1990.)
       10.36            Note Purchase Agreement by and between Coherent, Inc. and
                          the purchasers of $70 million series notes dated May 18,
                          1999.
       21.1             Subsidiaries.
       23.1             Independent Auditors' Consent.
       24.1             Power of Attorney.
       27               Financial Data Schedule

------------------------

* These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 15, 1999.

                                                       COHERENT, INC.

                                                       By:  /s/ BERNARD COUILLAUD
                                                            -----------------------------------------
                                                            Bernard Couillaud
                                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ BERNARD J. COUILLAUD                                             December 15, 1999
-------------------------------------------               ----------------------------------------
Bernard J. Couillaud                                                        Date
(Director, President & Chief Executive Officer)

/s/ ROBERT J. QUILLINAN                                              December 15, 1999
-------------------------------------------               ----------------------------------------
Robert J. Quillinan                                                         Date
(Executive Vice President & Chief Financial Officer)

/s/ HENRY E. GAUTHIER                                                December 15, 1999
-------------------------------------------               ----------------------------------------
Henry E. Gauthier                                                           Date
(Director, Chairman of the Board)

/s/ CHARLES W. CANTONI                                               December 15, 1999
-------------------------------------------               ----------------------------------------
Charles W. Cantoni                                                          Date
(Director)

/s/ FRANK CARRUBBA                                                   December 15, 1999
-------------------------------------------               ----------------------------------------
Frank Carrubba                                                              Date
(Director)

/s/ THOMAS SLOAN NELSEN                                              December 15, 1999
-------------------------------------------               ----------------------------------------
Thomas Sloan Nelsen                                                         Date
(Director)

/s/ JERRY E. ROBERTSON                                               December 15, 1999
-------------------------------------------               ----------------------------------------
Jerry E. Robertson                                                          Date
(Director)

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Coherent, Inc.:

    We have audited the accompanying consolidated balance sheets of Coherent, Inc. and its subsidiaries, as of October 2, 1999 and September 26, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended
October 2, 1999. Our audits also included the consolidated financial statement schedule listed in Item 14.(a)2. These financial statements and the financial statement schedule are the responsibility of Coherent's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coherent, Inc. and its subsidiaries at October 2, 1999 and September 26, 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California

November 1, 1999

                        COHERENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                              OCTOBER 2,   SEPTEMBER 26,
                                                                 1999          1998
                                                              ----------   -------------
ASSETS

CURRENT ASSETS:
  Cash and equivalents......................................   $ 38,279      $ 15,944
  Short-term investments....................................     30,637        16,954
  Accounts receivable--net of allowances of $4,592 in 1999
    and $4,817 in 1998......................................     95,003        86,822
  Inventories...............................................     97,902       103,541
  Prepaid expenses and other assets.........................     18,738        22,895
  Deferred tax assets.......................................     37,014        26,618
                                                               --------      --------
TOTAL CURRENT ASSETS........................................    317,573       272,774
                                                               --------      --------
PROPERTY AND EQUIPMENT......................................    165,630       147,775
ACCUMULATED DEPRECIATION AND AMORTIZATION...................    (75,676)      (64,918)
                                                               --------      --------
  Property and equipment--net...............................     89,954        82,857
                                                               --------      --------
GOODWILL--net of accumulated amortization of $9,372 in 1999
  and $6,912 in 1998........................................     39,490        11,595
OTHER ASSETS................................................     48,451        23,535
                                                               --------      --------
                                                               $495,468      $390,761
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings.....................................   $ 14,371      $ 11,645
  Current portion of long-term obligations..................      8,599           788
  Accounts payable..........................................     18,343        17,851
  Income taxes payable......................................      8,221         9,160
  Other current liabilities.................................     73,120        59,603
                                                               --------      --------
TOTAL CURRENT LIABILITIES...................................    122,654        99,047
                                                               --------      --------
LONG-TERM OBLIGATIONS.......................................     74,745        12,828
OTHER LONG-TERM LIABILITIES.................................     16,819        12,599
MINORITY INTEREST IN SUBSIDIARIES...........................      3,945         3,664

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01:
    Authorized--100,000 shares
    Outstanding--24,142 in 1999 and 23,736 in 1998..........        240           236
  Additional paid-in capital................................    106,748       102,469
  Notes receivable from stock sales.........................       (557)         (310)
  Accumulated other comprehensive income....................        136         1,331
  Retained earnings.........................................    170,738       158,897
                                                               --------      --------
TOTAL STOCKHOLDERS' EQUITY..................................    277,305       262,623
                                                               --------      --------
                                                               $495,468      $390,761
                                                               ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        COHERENT, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEARS ENDED
                                                              --------------------------------
                                                              OCT. 2,    SEPT. 26,   SEPT. 27,
                                                                1999       1998        1997
                                                              --------   ---------   ---------
NET SALES...................................................  $468,869   $410,449    $391,038
COST OF SALES...............................................   248,203    212,584     185,536
                                                              --------   --------    --------
GROSS PROFIT................................................   220,666    197,865     205,502
                                                              --------   --------    --------
OPERATING EXPENSES:
  Research and development..................................    46,759     44,534      39,406
  In-process research and development.......................    16,000                  9,315
  Selling, general and administrative.......................   134,129    124,555     110,813
  Intangibles amortization..................................     5,701      4,644       3,658
                                                              --------   --------    --------
TOTAL OPERATING EXPENSES....................................   202,589    173,733     163,192
                                                              --------   --------    --------
INCOME FROM OPERATIONS......................................    18,077     24,132      42,310
OTHER INCOME (EXPENSE):
  Interest and dividend income..............................     3,042      1,274       1,404
  Interest expense..........................................    (3,755)    (1,236)     (1,226)
  Foreign exchange loss.....................................      (163)      (711)       (350)
  Other--net................................................      (971)       246       4,656
                                                              --------   --------    --------
TOTAL OTHER INCOME (EXPENSE), NET...........................    (1,847)      (427)      4,484
                                                              --------   --------    --------
INCOME BEFORE INCOME TAXES..................................    16,230     23,705      46,794
PROVISION FOR INCOME TAXES..................................     4,389      4,894      20,502
                                                              --------   --------    --------
NET INCOME..................................................  $ 11,841   $ 18,811    $ 26,292
                                                              ========   ========    ========
NET INCOME PER SHARE:
  Basic.....................................................  $    .49   $    .80    $   1.16
  Diluted...................................................  $    .48   $    .79    $   1.12
                                                              ========   ========    ========
SHARES USED IN COMPUTATION:
  Basic.....................................................    23,957     23,374      22,664
  Diluted...................................................    24,633     23,749      23,480
                                                              ========   ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                        COHERENT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

    YEARS ENDED OCTOBER 2, 1999, SEPTEMBER 26, 1998, AND SEPTEMBER 27, 1997

                                 (IN THOUSANDS)

                                      COMMON
                                       STOCK                                               ACCUM.
                                -------------------     ADD.     NOTES REC.                OTHER                 TOTAL
                                             PAR      PAID-IN    FROM STOCK    RETAINED    COMP.                 COMP.
                                 SHARES     VALUE     CAPITAL       SALES      EARNINGS    INCOME     TOTAL      INCOME
                                --------   --------   --------   -----------   --------   --------   --------   --------
BALANCE, SEPTEMBER 28, 1996...   22,422     $  222    $ 82,828      $(845)     $113,794    $1,588    $197,587
Net income....................                                                  26,292                 26,292   $26,292
Other comprehensive income,
  translation adjustment, net
  of tax......................                                                             (1,321)     (1,321)   (1,321)
                                                                                                                -------
      Total comprehensive
        income................                                                                                  $24,971
                                                                                                                =======
Sales of shares under Employee
  Stock Option Plan...........      310          4       2,358                                          2,362
Productivity Incentive Plan
  distributions...............       38                    730                                            730
Sales of shares under Employee
  Stock Purchase Plan.........      156          2       2,435                                          2,437
Tax benefit of Employee Stock
  Option Plan.................                           1,505                                          1,505
Acquisition of business.......                             894                                            894
Collection of notes
  receivable..................                                        747                                 747
                                 ------     ------    --------      -----      --------    ------    --------   -------
BALANCE, SEPTEMBER 27, 1997...   22,926        228      90,750        (98)     140,086        267     231,233
Net income....................                                                  18,811                 18,811   $18,811
Other comprehensive income,
  translation adjustment, net
  of tax......................                                                              1,064       1,064     1,064
                                                                                                                -------
      Total comprehensive
        income................                                                                                  $19,875
                                                                                                                =======
Sales of shares under Employee
  Stock Option Plan...........      459          5       3,692       (212)                              3,485
Productivity Incentive Plan
  distributions...............       17                    401                                            401
Sales of shares under Employee
  Stock Purchase Plan.........      209          2       3,355                                          3,357
Tax benefit of Employee Stock
  Option Plan.................                           1,397                                          1,397
Issuance of shares pursuant to
  1995 business acquisition...      125          1       2,874                                          2,875
                                 ------     ------    --------      -----      --------    ------    --------   -------
BALANCE, SEPTEMBER 26, 1998...   23,736        236     102,469       (310)     158,897      1,331     262,623
Net income....................                                                  11,841                 11,841   $11,841
Other comprehensive income,
  translation adjustment, net
  of tax......................                                                             (1,195)     (1,195)   (1,195)
                                                                                                                -------
      Total comprehensive
        income................                                                                                  $10,646
                                                                                                                =======
Sales of shares under Employee
  Stock Option Plan...........      201          2       1,974       (247)                              1,729
Productivity Incentive Plan
  distributions...............       25                    329                                            329
Sales of shares under Employee
  Stock Purchase Plan.........      180          2       1,540                                          1,542
Tax benefit of Employee Stock
  Option Plan.................                             436                                            436
                                 ------     ------    --------      -----      --------    ------    --------
BALANCE, OCTOBER 2, 1999......   24,142     $  240    $106,748      $(557)     $170,738    $  136    $277,305
                                 ======     ======    ========      =====      ========    ======    ========

                        COHERENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                        YEARS ENDED
                                                              --------------------------------
                                                              OCT. 2,    SEPT. 26,   SEPT. 27,
                                                                1999       1998        1997
                                                              --------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 11,841   $ 18,811     $26,292
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Purchased in-process research and development...........    16,000                  9,315
    Purchases of short-term trading investments.............  (118,933)  (139,943)    (82,605)
    Proceeds from sales of short-term trading investments...   105,250    133,171      98,400
    Depreciation and amortization...........................    14,155     12,535      10,932
    Intangibles amortization................................     5,701      4,644       3,658
    Issuance of common stock under Productivity Incentive
      Plan..................................................       329        401         730
    Deferred income taxes...................................   (10,453)    (4,229)        710
    Minority interest in subsidiaries.......................     1,118        909       1,610
    Dividends paid to minority stockholders.................    (1,196)    (1,421)
    Equity in (income) loss of joint ventures...............      (436)      (131)       (287)
    Changes in assets and liabilities:
      Accounts receivable...................................      (824)     8,958     (12,830)
      Inventories...........................................     7,914    (16,030)    (19,803)
      Prepaid expenses and other assets.....................       387     (3,887)     (7,571)
      Accounts payable......................................      (895)      (500)      5,952
      Other current liabilities.............................     8,662      5,064      (5,187)
                                                              --------   --------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    38,620     18,352      29,316
                                                              ========   ========     =======

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment.....................   (24,225)   (22,351)    (24,864)
    Dispositions of property and equipment, net.............     2,934        102         541
    Sale of Porter Drive facility...........................                            9,631
    Acquisition of businesses, net of cash acquired.........   (64,012)      (841)    (15,351)
    Other--net..............................................    (4,910)    (3,126)     (2,215)
                                                              --------   --------     -------
NET CASH USED FOR INVESTING ACTIVITIES......................   (90,213)   (26,216)    (32,258)
                                                              ========   ========     =======
                                                              (CONTINUED)

                        COHERENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONCLUDED)

                                 (IN THOUSANDS)

                                                                        YEARS ENDED
                                                              --------------------------------
                                                              OCT. 2,    SEPT. 26,   SEPT. 27,
                                                                1999       1998        1997
                                                              --------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term debt borrowings...............................  $ 71,784   $  4,301     $ 3,444
    Long-term debt repayments...............................    (1,333)    (1,347)     (3,372)
    Short-term borrowings...................................    18,271     24,018      40,107
    Short-term repayments...................................   (17,084)   (30,843)    (24,432)
    Cash overdrafts.........................................       694                 (7,957)
    Repayments of capital lease obligations.................      (163)                   (24)
    Sales of shares under employee stock option and purchase
      plans, net............................................     3,271      6,842       4,799
    Collection of notes receivable from stock sales.........                              747
                                                              --------   --------     -------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    75,440      2,971      13,312
                                                              ========   ========     =======
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS.....    (1,512)      (618)      1,871
                                                              --------   --------     -------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS.............    22,335     (5,511)     12,241
    Cash and equivalents, beginning of year.................    15,944     21,455       9,214
                                                              --------   --------     -------
CASH AND EQUIVALENTS, END OF YEAR...........................  $ 38,279   $ 15,944     $21,455
                                                              ========   ========     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest..............................................  $  3,755   $  1,236     $ 1,226
      Income taxes..........................................  $ 14,972   $ 10,282     $26,644
                                                              ========   ========     =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of common stock for 1995 acquisition
      obligation............................................             $  2,875
    Equipment acquired under capital leases.................  $  1,278
    ISSUANCE OF COMMON STOCK FOR NOTES RECEIVABLE...........  $    247   $    212
                                                              ========   ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        COHERENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Coherent, Inc. and its majority owned subsidiaries (collectively, the Company or Coherent). All significant intercompany balances and transactions have been eliminated. Investments in business entities in which Coherent does not have control, but has the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method.

FISCAL YEAR

    Coherent's fiscal year for 1999 included 53 weeks, fiscal 1998 and 1997 each included 52 weeks.

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

ADOPTION OF NEW ACCOUNTING STANDARDS

    Coherent adopted Financial Accounting Standards Board Statement (SFAS)
No. 131, "Disclosure about Segments of an Enterprise and Related Information" in fiscal 1999. The statement requires certain financial and descriptive information about operating segments, profit or loss, certain specific revenue and expense items and segment assets. (See Note 13). The adoption of SFAS
No. 131 has no impact on the Company's net income, balance sheet or stockholders' equity.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In May 1999, SFAS 133 was amended to defer its effective date. SFAS 133 will be effective for Coherent's first quarterly filing of 2001. Management believes that this statement will not have a significant impact on the Company's financial position or results of operations.

FOREIGN CURRENCY TRANSLATION

    The functional currency of Coherent's foreign subsidiaries is their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in net earnings.

                        COHERENT, INC. AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    Coherent's policy is to invest in various short-term debt instruments including certificates of deposit, bankers acceptances and repurchase agreements of major banks and institutions, obligations of the U.S. Treasury and U.S. Government agencies, tax-exempt municipal securities and commercial paper with credit ratings of A1 and P1. All highly liquid debt instruments purchased with a remaining maturity of three months or less are classified as cash equivalents.

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                                             1999       1998
                                                           --------   --------
                                                             (IN THOUSANDS)
Purchased parts and assemblies...........................  $26,200    $ 30,421
Work-in-process..........................................   33,098      33,684
Finished goods...........................................   38,604      39,436
                                                           -------    --------
Inventories..............................................  $97,902    $103,541
                                                           =======    ========

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and are generally depreciated or amortized using the straight-line method. Cost and estimated useful lives are as follows:

                                             1999       1998      USEFUL LIFE
                                           --------   --------   --------------
                                             (IN THOUSANDS)
Land.....................................  $  7,212   $  7,282
Buildings and improvements...............    41,939     41,217    20-31 years
Equipment, furniture and fixtures........   103,373     88,942     3-10 years
Leasehold improvements...................    13,106     10,334   Terms of lease
                                           --------   --------
Property and equipment...................  $165,630   $147,775
                                           ========   ========

GOODWILL

    Goodwill relates to acquired subsidiaries and is being amortized on a straight-line basis over estimated useful lives of three to forty years. Coherent evaluates its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

INTANGIBLE ASSETS

    Intangible assets, recorded as other assets, include distribution rights, acquired existing technology, licenses and patents and are amortized on a straight-line basis over estimated useful lives of two to seventeen years. Coherent evaluates its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

                        COHERENT, INC. AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

WARRANTY

    Coherent warrants certain of its products and provides for estimated product warranty costs at the time of sale.

REVENUE RECOGNITION

    Coherent generally recognizes revenue from product sales upon shipment or title transfer, if later, and from service upon performance or over the terms of the service contract as appropriate.

CONCENTRATION OF CREDIT RISK

    Financial instruments which may potentially subject Coherent to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. Coherent invests only in U.S. Treasury obligations or with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one institution. At
October 2, 1999, the majority of its short-term investments are in repurchase agreements, corporate obligations and federal agency obligations. The majority of Coherent's accounts receivable are derived from sales to customers for medical and surgical applications, scientific research applications, and commercial applications. Coherent performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. Coherent maintains reserves for potential credit losses.

INCOME TAXES

    Coherent accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established to reduce the deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized in the future.

    Federal income taxes have not been provided on a portion of the unremitted earnings of foreign subsidiaries either because such earnings are intended to be permanently reinvested or because foreign tax credits are available to offset any planned distributions of such earnings. The total amount of unremitted earnings of foreign subsidiaries was approximately $46,142,000 at October 2, 1999. Withholding taxes of approximately $2,270,000 would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

DERIVATIVES

    Coherent enters into forward exchange contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities and firm commitments denominated in currencies other than the functional currency of the reporting entity. All foreign exchange forward contracts are designated as and effective as a hedge and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. Gains and losses on the contracts that hedge foreign currency assets and liabilities are included in other income and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The cash flow impact of Coherent's derivative hedges offsets the cash flow impact of the foreign exchange movements on the underlying exposed asset and liability.

                        COHERENT, INC. AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Gains and losses on contracts that hedge firm commitments of foreign currency purchases or sales are deferred and recognized at the time the hedged transaction is recorded as an offset to the amount of the related purchase or sale. Fair values of foreign exchange contracts are determined by obtaining quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

EARNINGS PER SHARE

    Earnings per share (EPS) are computed as basic EPS using the weighted average number of common shares outstanding and diluted EPS using the weighted average number of common and dilutive common shares outstanding, in accordance with SFAS 128 (See Note 10).

COMPREHENSIVE INCOME

    On September 27, 1998, Coherent adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

STOCK-BASED COMPENSATION

    As permitted under SFAS 123, "Accounting for Stock-Based Compensation" Coherent accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". (See Note 9).

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on net income or stockholders' equity for any year presented.

2. ACQUISITIONS

    During the three fiscal years ended October 2, 1999, Coherent made the acquisitions described in the following paragraphs, each of which has been accounted for as a purchase. The consolidated financial statements include the operating results of each business from the date of acquisition. Proforma results of operations have not been presented, except for the acquisition of Star Medical Technologies, Inc., because the effects of these acquisitions were not material on either an individual or an aggregate basis. The amounts allocated to purchased in-process research and development were determined through established valuation techniques in the high technology industry and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. Research and development costs to complete development of the research and development from these acquired companies to technological feasibility are not expected to have a material impact on Coherent's future results of operations or cash flows. Amounts allocated to goodwill and other intangibles arising from such acquisitions are amortized on a straight-line basis over periods ranging from three to fifteen years.

    In April 1999, Coherent acquired all of the outstanding shares of Star Medical Technologies, Inc. (Star) for approximately $67.0 million (consisting of $65.0 million in cash, $1.7 million of unamortized distribution rights and $0.3 million of acquisition costs) from Palomar Medical Technologies, Inc. and from

                        COHERENT, INC. AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)

certain Star employees. Star, based in Pleasanton, California, manufactures LightSheer-TM- laser diode systems, which have received FDA approval for hair removal and the treatment of leg veins. The acquisition was treated as a purchase and, accordingly, the acquired assets and liabilities were recorded at their fair market values at the date of acquisition.

    The aggregate purchase price of $67.0 million (including acquisition costs) has been allocated to the assets and in-process research and development acquired. The total purchase price was allocated among the assets acquired (including acquired in-process research and development) as follows (in thousands):

Purchase price allocation:

Tangible assets.............................................  $ 11,214
In-process research and development.........................    16,000
Intangible assets:
    Goodwill................................................    30,868
    Existing technology.....................................    19,200
    Workforce...............................................     1,700
Liabilities assumed.........................................   (10,841)
Deferred tax liabilities....................................    (1,170)
                                                              --------
Total.......................................................  $ 66,971
                                                              ========

    The goodwill is being amortized over its estimated useful life of 15 years. The existing technology and workforce assets are being amortized over their estimated useful lives of 7 and 3 years, respectively.

    The purchase price allocation and intangible valuation was based on management's estimates of the after-tax net cash flows and gave explicit consideration to the Securities and Exchange Commission's views on purchased in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following: (i) the employment of a fair market value premise excluding any Coherent-specific considerations which could result in estimates of investment value for the subject assets;
(ii) comprehensive due diligence concerning all potential intangible assets including trademarks\trade names, patents, copyrights, noncompete agreements, assembled workforce, customer relationships and sales channel; (iii) the value of existing technology was specifically addressed, with a view toward ensuring the relative allocations to existing technology and in-process research and development were consistent with the relative contributions of each to the final product; and (iv) the allocation to in-process research and development was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with said completed efforts for one generation of the products currently in process.

    As indicated above, Coherent recorded a one-time charge of $16,000,000 ($10,734,000 net of tax) in 1999 for purchased in-process research and development related to five development projects. The charge related to the portion of these products, excluding existing technology, that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain. Management's conclusion that the in-process development effort had no alternative future use was reached in consultation with the engineering personnel from both Coherent and Star.

    The first of these projects is a new product in the LightSheer family that results in a 50% increase in power and twice the coverage by incorporating a new heat exchanger, thermoelectric cooling system,

                        COHERENT, INC. AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)

sapphire tip and software. At the time of acquisition, the development was 86% complete and the estimated cost to complete was $0.2 million. Coherent began shipping the product in May 1999. The second of these projects is a next generation LightSheer product that incorporates a new microprocessor and touch-screen as well as redesigns the packaging to improve serviceability. At the time of acquisition, the development was 78% complete and the estimated cost to complete was $0.5 million. Coherent began shipping the product in July 1999. The third of these projects is a new product in the LightSheer family that will result in increased coverage and will require a new clinical trial. At the time of acquisition, the development was 72% complete and the estimated cost to complete was $0.6 million. Management expects that the product will become available for sale in fiscal 2000. The fourth project is a new application of the semiconductor diode array technology, originally developed for hair removal, in a laser-based diagnostic system. At the time of acquisition, the development was 58% complete and the estimated cost to complete was $1.0 million. Management expects that the product will become available for sale in fiscal 2001. The fifth development project is an ensemble of diode array products. At the time of acquisition, the development was 54% complete and the estimated cost to complete was $1.4 million. Management expects that the product will become available for sale in fiscal 2001, however, no assurances can be given as to the availability, if any.

    Coherent will begin to benefit from the acquired research and development of these products once they begin shipping. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require Coherent to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on Coherent's business, financial condition, or results of operation.

    Significant assumptions used to determine the value of in-process research and development included several factors, including the following: (i) forecast of net cash flows that were expected to result from the development effort using projections prepared by Coherent's and Star's management; (ii) percentage complete for the projects estimated by considering a number of factors, including the costs invested to date relative to total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product. The technological issues were addressed by engineering representatives from both Coherent and Star, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergic benefits or "investment value" related to the acquisition. Accordingly, separate projected cash flows were prepared for both the existing as well as the in-process projects. These projected results were based on the number of units sold times average selling price less the associated costs. After preparing the estimated cash flows from the products being developed, a portion of these cash flows were attributed to the existing technology, which was embodied in the in-process product lines and enabled a quicker and more cost-effective development of these products. When estimating the value of the existing and in-process technologies, discount rates of 15% and 30% were used, respectively. The discount rates considered both the status and risks associated with the respective cash flows at the acquisition date.

                        COHERENT, INC. AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)

    Selected unaudited proforma combined results of operations for the years ended October 2, 1999 and September 26, 1998, assuming the Star acquisition had occurred on September 28, 1997 are as follows:

                                                1999                           1998
                                             -----------                    -----------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales..................................   $485,617                       $422,387
Net income.................................     22,334                            980
Net income per diluted share...............       0.91                           0.04

    In May 1999, Coherent issued $70 million of Senior Notes in a private bond placement to finance the acquisition of Star. $44 million of the notes are due in annual installments from May 2000 through May 2006, at a fixed interest rate of 6.7%, and $26 million of the notes are due in annual installments from May 2004 through May 2006, at a fixed interest rate of 6.91%.

    In December 1997, Coherent entered into a joint venture agreement with Fiber Optic Network Solutions Corporation (FONS) and Fiber Optic Transmission Systems Corporation to engage in the business of the design, development, production and marketing of fiber optic transmission and distribution systems in the field of CATV, telecommunications and high-speed data transmission. A limited liability company was formed, CFX Communication Systems, LLC, to which Coherent paid
$0.5 million to FONS' owners in exchange for 60% ownership of CFX. Coherent recorded $0.4 million of goodwill associated with the purchase. The CFX joint venture was unable to achieve its business objectives and ceased operations in May 1999. The related goodwill has been fully amortized.

    In May 1997, Coherent acquired the assets and operations of Ealing Electro-Optics, located in Watford, England and its U.S. subsidiary located in Holliston, Massachusetts for approximately $9.5 million in cash. Ealing is a recognized leader in the design and manufacture of precision optical assemblies as well as complete lens and thermal imaging test systems. In addition, Ealing is a distributor of electro-optic components and its "Gold" catalog sells over 5,000 components to the photonics industry. The acquisition was accounted for as a purchase and, accordingly, Coherent has recorded the approximately
$4.0 million excess of the purchase price over the fair value of net assets acquired as goodwill, which is being amortized over 10 years.

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

                        COHERENT, INC. AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)

    In March 1998, Coherent issued 124,645 shares of Company stock ($2,875,000) as payment for the remaining obligation relating to the 1995 acquisition of Adlas GmbH and Co. KG, located in Lubeck, Germany.

3. BALANCE SHEET DETAILS

    Prepaid expenses and other assets consist of the following:

                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Prepaid income taxes......................................  $ 4,943    $10,275
Prepaid expenses and other................................   13,795     12,620
                                                            -------    -------
Prepaid expenses and other assets.........................  $18,738    $22,895
                                                            =======    =======

    Other assets consist of the following:

                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Intangible assets.........................................  $24,729    $ 8,609
Other assets..............................................   22,470     13,419
Assets held for investment................................    1,252      1,507
                                                            -------    -------
Other assets..............................................  $48,451    $23,535
                                                            =======    =======

    Assets held for investment at October 2, 1999 and September 26, 1998 include Coherent's former manufacturing facility in Sturbridge, Massachusetts which Coherent is leasing to Convergent Energy. Accumulated amortization of intangible assets is $8,534,000 and $6,713,000 at October 2, 1999 and September 26, 1998.

    Other current liabilities consist of the following:

                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Accrued payroll and benefits..............................  $25,132    $20,803
Accrued expenses and other................................   22,567     14,495
Reserve for warranty......................................   13,269     10,938
Deferred income...........................................    9,695     10,517
Customer deposits.........................................    2,457      2,850
                                                            -------    -------
Other current liabilities.................................  $73,120    $59,603
                                                            =======    =======

                        COHERENT, INC. AND SUBSIDIARIES

3. BALANCE SHEET DETAILS (CONTINUED)

    Other long-term liabilities consist of the following:

                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Deferred compensation.....................................  $11,233    $ 8,200
Deferred income and other.................................    3,435      3,082
Environmental remediation costs...........................    1,169      1,269
Deferred tax liabilities..................................      982         48
                                                            -------    -------
Other long-term liabilities...............................  $16,819    $12,599
                                                            =======    =======

4. FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

    Cash equivalents and short-term investments are stated at fair market value based on quoted market prices.

    The recorded carrying amount of Coherent's long-term obligations approximates fair market value.

    The carrying amount and fair value of foreign exchange contracts was $24.1 million at October 2, 1999. The carrying amount and fair value of foreign exchange contracts was $29.5 million and $30.0 million at September 26, 1998, respectively. The fair value of foreign exchange contracts is estimated by obtaining quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

FOREIGN EXCHANGE CONTRACTS

    In the normal course of business, Coherent has exposures to foreign currency fluctuations arising from foreign currency sales and purchases and intercompany transactions, among other things. Coherent uses foreign exchange forward contracts to limit its exposure to foreign exchange losses arising from nonfunctional currency payables and receivables and firm commitments. Coherent evaluates its net exposure therefrom and enters into forward contracts to hedge the net exposure over a specified amount. These contracts are executed with credit-worthy financial institutions and are denominated in currencies of major industrial nations. Gains and losses on these contracts serve as hedges in that they offset fluctuations that would otherwise impact Coherent's financial results. Costs associated with entering into such contracts are generally amortized over the life of the instruments and are not material to Coherent's financial results.

    At October 2, 1999 and September 26, 1998, Coherent had foreign currency forward contracts outstanding to hedge foreign currency accounts receivable and accounts payable and sales backlog usually shippable within 90 days. These contracts have maturities, which typically range from 90 to 360 days and

                        COHERENT, INC. AND SUBSIDIARIES

4. FINANCIAL INSTRUMENTS (CONTINUED)

are intended to reduce exposure to foreign currency exchange risk. The aggregate fair value and unrealized gain (loss) of foreign exchange contracts are as follows:

                                                           OCT. 2, 1999              SEPT. 26, 1998
                                                     ------------------------   ------------------------
                                                                  UNREALIZED                 UNREALIZED
                                                     FAIR VALUE   GAIN (LOSS)   FAIR VALUE   GAIN (LOSS)
                                                     ----------   -----------   ----------   -----------
                                                                       (IN THOUSANDS)
Euro...............................................    $ 9,635      $  302
Japanese Yen.......................................      8,528         703        $10,317       $ 106
British Pound Sterling.............................      3,060          80            978          23
Swedish Krone......................................      1,511          27            622          (6)
Hong Kong Dollar...................................        579                        699         (15)
Danish Kroner......................................        404           9
Norwegian Kroner...................................        234           7            486         (20)
Canadian Dollar....................................        169                        172           2
German Deutschemark................................                                 9,465        (184)
French Franc.......................................                                 6,241        (322)
Austrian Schilling.................................                                 1,529         (51)
Belgian Franc......................................                                   406         (30)
Finnish Mark.......................................                                  (314)         21
Dutch Guilder......................................                                  (610)         34
                                                       -------      ------        -------       -----
                                                       $24,120      $1,128        $29,991       $(442)
                                                       =======      ======        =======       =====

5. SHORT-TERM BORROWINGS

    Short-term borrowings consist of the following:

                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Borrowings under bank lines...............................  $11,850    $ 9,479
Note payable to minority shareholder in subsidiary........    2,521      2,166
                                                            -------    -------
Short-term borrowings.....................................  $14,371    $11,645
                                                            =======    =======

    The note payable to minority shareholder in subsidiary is due upon four weeks notice from the noteholder and bears interest at EURIBOR (Euro Interbank Offered Rate) plus 0.5% with a maximum of 9.0%.

    Coherent maintains lines of credit worldwide with several banks. Coherent's primary domestic line of credit is a $20,000,000 unsecured revolving account from Bank of America, which expires April 23, 2002. In addition, Coherent has several foreign lines of credit which allow it to borrow in the applicable local currency. These lines of credit total $38,852,000 and are concentrated in Germany and Japan. Coherent's lines of credit generally provide borrowing at the bank reference rate or better which varies depending on the country where the funds are borrowed. Amounts outstanding at October 2, 1999 were at a weighted average interest rate of 2.4%. The Company's domestic lines of credit are generally subject to standard covenants related to financial ratios, profitability and dividend payments. Coherent was in compliance with all financial covenants at October 2, 1999.

                        COHERENT, INC. AND SUBSIDIARIES

6. INCOME TAXES

    The provision for income taxes consists of the following:

                                                    1999       1998       1997
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
Currently payable:
Federal.........................................  $  5,138   $ 5,126    $ 9,789
State...........................................      (853)       65      1,666
Foreign.........................................    10,367     7,171     10,660
                                                  --------   -------    -------
                                                    14,652    12,362     22,115
                                                  --------   -------    -------
Deferred:
Federal.........................................    (9,772)   (7,069)     1,601
State...........................................      (342)     (757)       (35)
Foreign.........................................      (149)      358     (3,179)
                                                  --------   -------    -------
                                                   (10,263)   (7,468)    (1,613)
                                                  --------   -------    -------
Provision for income taxes......................  $  4,389   $ 4,894    $20,502
                                                  ========   =======    =======

    The components of income before income taxes consist of:

                                                     1999       1998       1997
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
United States....................................  $(3,769)   $ 8,037    $31,244
Foreign..........................................   19,999     15,668     15,550
                                                   -------    -------    -------
Income before income taxes.......................  $16,230    $23,705    $46,794
                                                   =======    =======    =======

    The reconciliation of the statutory federal income tax rate to the effective rate is as follows:

                                                         1999       1998       1997
                                                       --------   --------   --------
                                                         % OF       % OF       % OF
                                                        PRETAX     PRETAX     PRETAX
                                                        INCOME     INCOME     INCOME
                                                       --------   --------   --------
Federal statutory tax rate...........................    35.0%      35.0%      35.0%
Benefit from favorable IRS ruling....................              (10.3)
Non-deductible purchased in-process technology.......                           6.3
Foreign tax rates in excess of U.S. rates............    19.8        7.8        4.4
Foreign tax credit...................................   (13.6)      (8.6)      (1.8)
Foreign sales corporation benefit....................    (1.8)
State income taxes, net of federal income tax
  benefit............................................    (4.8)      (1.9)       2.3
Goodwill.............................................                1.1        0.3
Research and development credit......................    (2.6)      (4.7)      (2.9)
Other................................................    (5.0)       2.2        0.2
                                                        -----      -----       ----
Provision for income taxes...........................    27.0%      20.6%      43.8%
                                                        =====      =====       ====

                        COHERENT, INC. AND SUBSIDIARIES

6. INCOME TAXES (CONTINUED)

    The significant somponents of deferred tax assets and liabilities were:

                                                        OCTOBER 2,   SEPTEMBER 26,
                                                           1999          1998
                                                        ----------   -------------
                                                              (IN THOUSANDS)
Deferred tax assets:
Reserves and accruals not currently deductible........    $26,600       $18,402
Operating loss carry forwards and tax credits.........      6,464         6,683
Intercompany profit...................................      2,240         1,179
Deferred service revenue..............................      2,813         2,462
State taxes...........................................                    1,114
Depreciation and amortization.........................      5,891           620
Other.................................................      2,685         2,456
                                                          -------       -------
                                                           46,693        32,916
Valuation allowance...................................     (2,300)       (3,567)
                                                          -------       -------
                                                           44,393        29,349
Deferred tax liabilities:
Other.................................................      2,735         2,779
                                                          -------       -------
                                                            2,735         2,779
                                                          -------       -------
Total deferred tax assets and liabilities.............    $41,658       $26,570
                                                          =======       =======

    Coherent decreased its valuation allowance in fiscal 1999 by $1,267,000 related to the write-off foreign tax credit carryforwards that expired.

    The total net deferred tax asset is classified on the balance sheet at October 2, 1999 and September 26, 1998 as follows (in thousands):

                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Current deferred income tax assets........................  $37,014    $26,618
Non-current deferred income tax assets....................    5,626
Non-current deferred income tax liabilities...............     (982)       (48)
                                                            -------    -------
Net deferred tax assets...................................  $41,658    $26,570
                                                            =======    =======

    Total net operating losses of $1,855,000 for tax return purposes expire in 2004. Total tax credits of $923,000 for tax return purposes expire as follows:
2003--$759,000 and 2004--$164,000.

    Utilization of certain of these carryforwards is subject to restrictions relating to taxable income of subsidiaries not previously consolidated for income tax purposes.

                        COHERENT, INC. AND SUBSIDIARIES

7. LONG-TERM OBLIGATIONS

    The components of long-term obligations are as follows:

                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Notes payable.............................................  $77,142    $ 8,292
Bonds payable.............................................    1,800      2,200
Capital leases............................................    1,297         19
Deferred acquisition payment (Note 2).....................    3,105      3,105
                                                            -------    -------
                                                             83,344     13,616
Current portion...........................................   (8,599)      (788)
                                                            -------    -------
Long-term obligations.....................................  $74,745    $12,828
                                                            =======    =======

    NOTES PAYABLE--At October 2, 1999, notes payable consists of $70.0 million ($44.0 million at 6.7% and $26.0 million at 6.9%) to finance the Star acquisition, $2.1 million at 8.0% for the mortgage on the CEEL facility, $3.1 million at 1.0% to 8.2% of outside financing for Tutcore and $2.0 million at 4.5% of outside financing by Lambda GmbH. Notes payable are generally secured by the related assets financed.

    BONDS PAYABLE--Bonds payable were issued to finance the construction of certain facilities and acquisition of equipment which secure repayment of the bonds. The bonds are payable in installments through 2008 with a variable interest rate (4.71% at October 2, 1999) not to exceed 12%. The bonds are guaranteed by a letter of credit issued by Union Bank with an annual fee of 1.5%.

    Annual maturities of debt are: 2000--$8,349,000, 2001--$7,523,000,
2002--$9,663,000, 2003--$7,452,000, 2004--$15,826,000 and thereafter
$33,234,000.

8. STOCKHOLDERS' EQUITY

    Each outstanding share of Coherent's common stock carries a stock purchase right (right) issued pursuant to a dividend distribution declared by Coherent's Board of Directors and distributed to stockholders of record on November 17, 1989. When exercisable, each right entitles the stockholder to buy one share of Coherent's common stock at an exercise price of $80. The rights will become exercisable following the tenth day after a person or group announces acquisition of 20% or more of Coherent's common stock or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 30% or more of the common stock. Coherent will be entitled to redeem the rights at $.01 per right at any time on or before the 10th day following the acquisition by a person or group of 20% or more of Coherent's common stock.

    If, prior to redemption of the rights, Coherent is acquired in a merger or other business combination in which Coherent is the surviving corporation, or a person or group acquires 30% or more of Coherent's common stock, each right owned by a holder of less than 20% of the common stock will entitle its owner to purchase, at the right's then current exercise price, a number of shares of common stock of Coherent having a fair market value equal to twice the right's exercise price. If Coherent sells more than 50% of its assets or earning power or is acquired in a merger or other business combination in which it is not the surviving corporation, the acquiring person must assume the obligations under the rights and the rights will become exercisable to acquire common stock of the acquiring person at the discounted price.

                        COHERENT, INC. AND SUBSIDIARIES

9. EMPLOYEE STOCK OPTION AND BENEFIT PLANS

PRODUCTIVITY INCENTIVE PLAN

    The Productivity Incentive Plan (Plan) provides for quarterly distributions of common stock and cash to each eligible employee. The amounts of the distributions are based on consolidated pre-tax profit, the market price of Coherent's common stock and the employee's salary. The fair market value of common stock and cash that are earned under the Plan are charged to expense. For fiscal 1999, 25,097 shares (fair market value of $402,003) and $3,080,306 were accrued for the benefit of employees. For fiscal 1998, 20,674 shares (fair market value of $346,889) and $2,467,724 were accrued for the benefit of employees. For fiscal 1997, 30,616 shares (fair market value of $686,029) and $4,247,005 were accrued for the benefit of employees. At October 2, 1999, Coherent had 25,397 shares of its common stock reserved for future issuance under the Plan.

COHERENT EMPLOYEE RETIREMENT AND INVESTMENT PLAN

    Under the Coherent Employee Retirement and Investment Plan, Coherent matches employee contributions to the Plan up to a maximum of 6% of the employee's individual earnings. Employees become eligible for participation and for Company matching contributions after completing one year of service. Coherent's contributions (net of forfeitures) for fiscal 1999, 1998, and 1997 were $3,757,000, $3,322,000 and $3,057,000, respectively.

SUPPLEMENTAL RETIREMENT PLAN

    Coherent has a Supplemental Retirement Plan for senior management personnel which permits the participants to contribute up to 24% of their before tax earnings to a trust. Coherent will match these contributions up to an amount equal to 6% of such participants' earnings less any amounts contributed by Coherent to such participant under the Coherent Employee Retirement and Investment Plan. Coherent's contributions (net of forfeitures) for fiscal 1999, 1998, and 1997 were $18,117, $13,602 and $17,834, respectively.

EMPLOYEE STOCK PURCHASE PLAN

    Coherent has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the twelve-month offering period. In fiscal 1999, 180,295 shares were purchased by and distributed to employees at an average price of $8.55 per share. In fiscal 1998, 208,270 shares were purchased by and distributed to employees at an average price of $16.11 per share. In fiscal 1997, 155,206 shares were purchased by and distributed to employees at an average price of $15.69 per share.

    At October 2, 1999, $3,686,000 had been contributed by employees that will be used to purchase a maximum of 559,988 shares in fiscal 2000 at a price determined under the terms of the Plan. At October 2, 1999, Coherent had 2,223,000 shares of its common stock reserved for future issuance under the plan.

STOCK OPTION PLANS

    Coherent has two Stock Option Plans and a non-employee Directors' Stock Option Plan. Under these plans, Coherent may grant options to purchase up to 9,000,000 and 400,000 shares of common stock, respectively. Employee options are generally exercisable three years from the grant date, at the fair market

                        COHERENT, INC. AND SUBSIDIARIES

9. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (CONTINUED)

value of the common stock on the date of the grant, which typically coincides with the annual shareholders meeting, however, initial grants to employees vest 25% annually. Director options are automatically granted to non-employee directors of Coherent. Such directors initially receive a stock option for 20,000 shares exercisable over a four-year period. Additionally, the non-employee directors receive an annual grant of 5,000 shares exercisable four years from the date of grant. Grants under all plans expire six years from the original grant date.

    Option activity for all plans is summarized as follows:

                                                                       OUTSTANDING OPTIONS
                                                              -------------------------------------
                                                              NUMBER OF   WEIGHTED AVERAGE EXERCISE
                                                               SHARES          PRICE PER SHARE
                                                              ---------   -------------------------
OUTSTANDING, SEPTEMBER 28, 1996 (462,200 EXERCISABLE AT A
  WEIGHTED AVERAGE PRICE OF $6.51)..........................  2,180,600             $13.17
Options granted (weighted avg. fair value of $9.00).........    898,100              20.56
Options exercised...........................................   (315,200)              7.64
Options canceled............................................   (143,700)             17.24
                                                              ---------             ------
OUTSTANDING, SEPTEMBER 27, 1997 (634,900 EXERCISABLE AT A
  WEIGHTED AVERAGE PRICE OF $8.58)..........................  2,619,800              16.17
Options granted (weighted average fair value of $5.25)......    983,900              11.71
Options exercised...........................................   (473,800)              8.68
Options canceled............................................   (247,600)             18.56
                                                              ---------             ------
OUTSTANDING, SEPTEMBER 26, 1998 (757,500 EXERCISABLE AT A
  WEIGHTED AVERAGE PRICE OF $14.00).........................  2,882,300              15.67
Options granted (weighted average fair value of ($6.82).....  1,405,300              14.71
Options exercised...........................................   (201,000)              9.83
Options canceled............................................   (393,100)             17.58
                                                              ---------             ------
OUTSTANDING, OCTOBER 2, 1999 (1,099,000 EXERCISABLE AT A
  WEIGHTED AVERAGE PRICE OF $16.59).........................  3,693,500             $15.40
                                                              =========             ======

                        COHERENT, INC. AND SUBSIDIARIES

9. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (CONTINUED)

    At October 2, 1999, 2,821,500 options were available for future grant under all plans. The following table summarizes information about fixed stock options outstanding at October 2, 1999:

                                    OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                        -------------------------------------------   ----------------------------
                                        WEIGHTED
                                        AVERAGE
                                       REMAINING        WEIGHTED                       WEIGHTED
      RANGE OF            NUMBER      CONTRACTUAL       AVERAGE         NUMBER         AVERAGE
   EXERCISE PRICES      OUTSTANDING   LIFE (YEARS)   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------------   -----------   ------------   --------------   -----------   --------------
$6.00--6.56..........      110,170        0.60           $ 6.44          110,180        $ 6.44
6.75--8.94..........       672,650        4.89             8.92           95,850          8.85
9.00--13.06.........       397,760        5.41            12.61           10,250          9.83
13.19--14.50........       621,540        3.95            14.15          245,650         13.75
14.63--15.88........       510,440        5.54            15.69            8,500         15.81
15.94--19.56........       441,340        3.27            18.99          301,450         19.49
19.63--19.63........       455,050        3.57            19.63           81,700         19.63
19.94--24.13........       371,050        3.68            22.12          175,120         21.69
24.25--27.44........        92,300        3.50            24.46           49,900         24.46
27.75--27.75........        21,200        2.61            27.75           20,400         27.75
--------------------     ---------       -----           ------        ---------        ------
$6.00--27.75.........    3,693,500        4.22           $15.40        1,099,000        $16.59
                         =========                                     =========

    SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of proforma net income (loss) and earnings (loss) per share had Coherent adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Coherent's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

    Coherent's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                              1999          1998          1997
                                           -----------   -----------   -----------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Expected life in years...................  3.82 - 4.08   3.87 - 3.98   3.85 - 4.07
Expected volatility......................         52.3%         50.2%         46.7%
Risk-free interest rate..................          5.3%          5.5%          6.2%
Expected dividends.......................         NONE          none          none

                        COHERENT, INC. AND SUBSIDIARIES

9. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (CONTINUED)

    Coherent's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1999, 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, proforma net income and earnings per share would appear as follows:

                                                                      1999       1998       1997
                                                                    --------   --------   --------
                                                                            (IN THOUSANDS,
                                                                        EXCEPT PER SHARE DATA)
Net income..........................................  As reported   $11,841    $18,811    $26,292
                                                      Proforma      $ 7,306    $15,283    $23,765

Net income per diluted share........................  As reported   $  0.48    $  0.79    $  1.12
                                                      Proforma      $  0.30    $  0.64    $  1.01

    The impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the proforma calculation; accordingly, the fiscal 1999, 1998 and 1997 proforma amounts are not indicative of future period proforma amounts, when the calculation will apply to all applicable stock options.

NOTES RECEIVABLE FROM STOCK SALES

    Notes receivable from stock sales result from the exercise of stock options for notes. The notes are full recourse promissory notes bearing interest at 4.7 to 7.1% and are collateralized by the stock issued upon exercise of the stock options. Interest is payable annually and principal is due through 2004.

10. EARNINGS PER SHARE

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

    The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Weighted average shares outstanding--Basic..................   23,957     23,374     22,664
  Common stock equivalents..................................      435        354        755
  Employee stock purchase plan equivalents..................      241         21         61
                                                              -------    -------    -------
Weighted average shares and equivalents--Diluted............   24,633     23,749     23,480
                                                              =======    =======    =======
Net income for basic and diluted earnings per share
  computation...............................................  $11,841    $18,811    $26,292
                                                              =======    =======    =======
Net income per share--basic.................................  $  0.49    $  0.80    $  1.16
Net income per share--diluted...............................  $  0.48    $  0.79    $  1.12

    1,602,000, 1,546,000, and 69,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation at October 2, 1999, September 26, 1998 and September 27, 1997, respectively.

                        COHERENT, INC. AND SUBSIDIARIES

11. OTHER INCOME (EXPENSE)

    Other income (expense) is as follows:

                                                                        YEARS ENDED
                                                              --------------------------------
                                                              OCT. 2,    SEPT. 26,   SEPT. 27,
                                                                1999       1998        1997
                                                              --------   ---------   ---------
                                                                       (IN THOUSANDS)
Gain on sale of facility....................................                          $ 3,526
Minority interest in subsidiaries...........................  $(1,118)     $(908)      (1,324)
Royalty income..............................................      328        683          951
Equity in income of joint ventures..........................      436        131          287
Gain (loss) on investments, net.............................     (224)        45          (41)
Other--net..................................................     (393)       295        1,257
                                                              -------      -----      -------
Other income (expense) net..................................  $  (971)     $ 246      $ 4,656
                                                              =======      =====      =======

12. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

    Coherent leases several of its facilities under operating leases. In addition, Coherent leases the land for its Auburn manufacturing facilities under long-term fixed leases.

    During the first quarter of fiscal 1997, Coherent signed a lease for 216,000 square feet of office, research and development and manufacturing space for its Medical Group headquarters in Santa Clara, California. The lease expires in December 2001. Coherent has an option to purchase the property for $24.0 million, or at the end of the lease arrange for the sale of the property to a third party with Coherent retaining an obligation to the owner for the difference between the sale price, if less than $24.0 million, and $24.0 million, subject to certain provisions of the lease. If Coherent does not purchase the property or arrange for its sale as discussed above, Coherent would be obligated for an additional lease payment of approximately $21.5 million (included in future minimum lease payments below). Coherent occupied the building in July 1998 and commenced lease payments at that time. The lease requires Coherent to maintain specified financial covenants, all of which Coherent was in compliance with as of October 2, 1999.

    Future minimum payments under Coherent's leases are as follows:

                                                              CAPITAL    OPERATING
FISCAL YEAR ENDING                                             LEASES     LEASES
------------------                                            --------   ---------
                                                                 (IN THOUSANDS)
2000........................................................   $  308     $ 5,766
2001........................................................      303       3,096
2002........................................................      303      23,443
2003........................................................      303       1,054
2004........................................................      226         555
Thereafter..................................................                4,894
                                                               ------     -------
Total.......................................................   $1,443     $38,808
                                                                          =======
Amount representing interest................................      146
                                                               ------
Present value of minimum lease payments.....................   $1,297
                                                               ======

                        COHERENT, INC. AND SUBSIDIARIES

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Rent expense was $8,986,000 in fiscal 1999, $7,593,000 in fiscal 1998, and $7,462,000 in fiscal 1997.

    In September 1988, Coherent entered into several agreements with Patlex Corporation (Patlex) whereby Coherent was granted licenses to several laser related patents developed by Dr. Gordon Gould and assigned to Patlex. Under the terms of the agreements, Coherent pays royalties to Patlex of 5% or 3.5% and 2% of certain defined domestic sales and international sales, respectively, subject to certain exceptions and limitations. Royalty expense under these agreements was $699,000 in fiscal 1999, $893,000 in fiscal 1998, and $1,131,000 in fiscal
1997. The patents expire on various dates through May 2005.

CONTINGENCIES

    Certain claims and lawsuits have been filed or are pending against Coherent. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on Coherent's consolidated financial position or results of operations.

    Coherent, along with several other companies, has been named as a party to a remedial action order issued by the California Department of Toxic Substance Control relating to soil and groundwater contamination at and in the vicinity of the Stanford Industrial Park in Palo Alto, California, where Coherent's former headquarters facility is located. The responding parties to the Regional Order (including Coherent) have completed Remedial Investigation and Feasibility Reports, which were approved by the State of California. The responding parties have installed four remedial systems and have reached agreement with responding parties on final cost sharing.

    Coherent was also named, along with other parties, to a remedial action order for the Porter Drive facility site itself in Stanford Industrial Park. The State of California has approved the Remedial Investigation Report, Feasibility Study Report, Remedial Action Plan Report and Final Remedial Action Report, prepared by Coherent for this site. Coherent has been operating remedial systems at the site to remove subsurface chemicals since April 1992. During fiscal 1997, Coherent settled with the prior tenant and neighboring companies, on allocation of the cost of investigating and remediating the site at 3210 Porter Drive and the bordering site at 3300 Hillview Avenue.

    Management believes that Coherent's probable, nondiscounted net liability at October 2, 1999 for remaining costs associated with the above environmental matters is $1.0 million, which has been previously accrued. This amount consists of total estimated probable costs of $1.3 million ($0.1 million included in other current liabilities and $1.2 million included in other long-term liabilities) reduced by minimum probable recoveries of $0.3 million included in other assets from other parties named to the order.

13. OPERATING SEGMENTS

    In fiscal 1999, Coherent adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers.

    Coherent is organized around four separately managed business units: the Laser Group, the Semiconductor Group, the Medical Group and the Lambda Group. Consistent with the rules of SFAS No. 131, we have aggregated these four business units into three reportable segments. The Semiconductor Group was

                        COHERENT, INC. AND SUBSIDIARIES

13. OPERATING SEGMENTS (CONTINUED)

combined with the Laser Group in the Electro-Optics segment as they have similar economic characteristics and are similar in the following: nature of products\services, nature of production process, type/class of customer, distribution methods and nature of regulatory environment. The Electro-Optics segment produces lasers and laser systems for scientific, medical research, micromachining, commercial applications, semiconductor inspection, telecommunications, precision optics and related accessories, including optics and optical products such as special purpose lenses, mirrors and advanced optical coatings. The Medical segment develops, manufactures and distributes a broad line of medical laser systems used in ophthalmology, dermatology, gynecology, plastic surgery, aesthetic surgery, orthopedics, otolaryngology, neurological surgery, urology, podiatry, oncology, and other surgical specialties. The Lambda segment develops and manufactures excimer, DPSS, and tunable lasers including dye lasers and optical parametric oscillators.

    Coherent's Chief Executive Officer and Chief Financial Officer have been identified as the chief operating decision makers (CODMs) for SFAS 131 purposes as they assess the performance of the business units and decide how to allocate resources to the business units. Pretax income is the measure of profit and loss that our CODMs use to assess performance and make decisions. Pretax income represents the sales less the cost of sales and direct expenses incurred within the operating segments. In addition, Coherent's corporate expenses, except for depreciation of corporate assets and general legal expenses, are allocated to the operating segments and are included in the results below. Corporate expenses not allocated to the groups (depreciation of corporate assets and general legal expenses) are included in Corporate and Other in the reconciliation of operating results. Further, interest expense, interest income and the provision for income taxes are included in Corporate and Other in the reconciliation of operating results.

    Intersegment sales are accounted for primarily at domestic selling prices. As the CODMs monitor headcount, depreciation and amortization expense and capital expenditures by operating segment, these amounts are presented below. The CODMs do not review total assets by segment, but they do review net trade receivables, net inventories and net property and equipment by operating segment. The accounting policies for reported segments are the same as for Coherent as a whole (see Note 1).

                        COHERENT, INC. AND SUBSIDIARIES

13. OPERATING SEGMENTS (CONTINUED)

REPORTABLE OPERATING SEGMENTS

    Information on reportable segments for the three years ended October 2, 1999, September 26, 1998 and September 27, 1997 is as follows (in thousands, except headcount):

                                             ELECTRO-                         CORPORATE
1999                                          OPTICS    MEDICAL     LAMBDA    AND OTHER    TOTAL
----                                         --------   --------   --------   ---------   --------
Net Sales..................................  $233,057   $162,719   $73,093                $468,869
Intersegment Net Sales.....................    20,823        934       999                  22,756
Gross Profit...............................   109,291     78,662    32,713                 220,666
Research & Development Expense.............    22,694     14,661     9,404                  46,759
Purchased Research & Development...........     4,000     12,000                            16,000
Selling, General & Administration..........    55,679     60,616    17,109    $    725     134,129
Amortization of Intangibles................     2,241      3,295       165                   5,701
                                             --------   --------   -------    --------    --------
Total Operating Expenses...................    84,614     90,572    26,678         725     202,589

Pretax Income (Loss).......................    23,998    (11,633)    5,480      (1,615)     16,230

Depreciation & Amortization................    10,747      5,848     2,624         637      19,856
Capital Expenditures.......................    16,456      2,754     3,587       1,428      24,225
Net Trade Receivables......................    43,529     30,673    21,135        (334)     95,003
Net Inventories............................    45,404     34,599    17,924         (25)     97,902
Net Property & Equipment...................  $ 67,971   $  7,631   $11,668    $  2,684    $ 89,954
Headcount..................................     1,347        698       291          81       2,417

                                             ELECTRO-                         CORPORATE
1998                                          OPTICS    MEDICAL     LAMBDA    AND OTHER    TOTAL
----                                         --------   --------   --------   ---------   --------
Net Sales..................................  $193,438   $155,690   $61,321                $410,449
Intersegment Net Sales.....................    23,612        566     2,688                  26,866
Gross Profit...............................    91,284     75,584    30,997                 197,865
Research & Development Expense.............    20,472     15,427     8,635                  44,534
Selling, General & Administration..........    46,911     61,105    15,874    $    665     124,555
Amortization of Intangibles................     2,280      2,183       181                   4,644
                                             --------   --------   -------    --------    --------
Total Operating Expenses...................    69,663     78,715    24,690         665     173,733

Pretax Income (Loss).......................    21,761     (2,667)    4,416         195      23,705

Depreciation & Amortization................    10,361      4,698     1,742         378      17,179
Capital Expenditures.......................    12,166      4,295     5,647         243      22,351
Net Trade Receivables......................    37,096     35,658    14,190        (122)     86,822
Net Inventories............................    43,398     41,143    19,025         (25)    103,541
Net Property & Equipment...................  $ 63,463   $  7,843   $11,157    $    394    $ 82,857
Headcount..................................     1,276        656       279          50       2,261

                        COHERENT, INC. AND SUBSIDIARIES

13. OPERATING SEGMENTS (CONTINUED)

                                             ELECTRO-                         CORPORATE
1997                                          OPTICS    MEDICAL     LAMBDA    AND OTHER    TOTAL
----                                         --------   --------   --------   ---------   --------
Net Sales..................................  $161,787   $169,952   $59,299                $391,038
Intersegment Net Sales.....................    19,563        152     1,959                  21,674
Gross Profit...............................    83,081     92,626    29,795                 205,502
Research & Development Expense.............    17,878     14,994     6,534                  39,406
Purchased Research & Development...........     9,315                                        9,315
Selling, General & Administration..........    38,594     57,489    14,081    $    649     110,813
Amortization of Intangibles................     2,096      1,322       240                   3,658
                                             --------   --------   -------    --------    --------
Total Operating Expenses...................    67,883     73,805    20,855         649     163,192

Pretax Income (Loss).......................    15,138     19,771     8,216       3,669      46,794

Depreciation & Amortization................     8,144      4,194     1,466         786      14,590
Capital Expenditures.......................    19,910      2,400     2,307         247      24,864
Net Trade Receivables......................    35,303     46,979    13,684        (122)     95,844
Net Inventories............................    36,996     35,224    14,251         (25)     86,446
Net Property & Equipment...................  $ 58,663   $  6,029   $ 6,687    $    445    $ 71,824
Headcount..................................     1,186        686       220          39       2,131

GEOGRAPHIC INFORMATION

    Coherent's foreign operations consist primarily of sales offices and manufacturing facilities in Europe and Asia. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the last three fiscal years is based on the location of the end customer. Geographic long-lived asset information is based on the physical location of the assets at the end of each fiscal year.

    Sales to unaffiliated customers and long-lived assets by geographic region are as follows (in thousands):

                                                                1999       1998       1997
                                                              --------   --------   --------
SALES
United States...............................................  $198,599   $185,004   $177,803
Japan.......................................................   104,096     75,464     73,049
Europe, other...............................................    70,632     61,089     53,476
Germany.....................................................    57,124     49,584     45,895
Asia-Pacific, other.........................................    19,793     22,274     23,973
Rest of World...............................................    18,625     17,034     16,842
                                                              --------   --------   --------
Total Sales.................................................  $468,869   $410,449   $391,038
                                                              ========   ========   ========

                        COHERENT, INC. AND SUBSIDIARIES

13. OPERATING SEGMENTS (CONTINUED)

    For the fiscal years 1999, 1998 and 1997, no one customer accounted for 10% or more of total net sales.

                                                           OCTOBER 2,   SEPTEMBER 26,   SEPTEMBER 27,
                                                              1999          1998            1997
                                                           ----------   -------------   -------------
LONG-LIVED ASSETS
United States............................................   $ 77,896       $72,641         $67,361
Germany..................................................     12,605        11,382           6,831
Europe, other............................................     11,781         9,217           6,782
Asia-Pacific.............................................      4,190         3,316           3,251
                                                            --------       -------         -------
Total Long-lived Assets..................................   $106,472       $96,556         $84,225
                                                            ========       =======         =======

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data for fiscal 1999 and 1998 are as follows:

                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED OCTOBER 2, 1999:
Net sales...........................................  $105,631   $116,537   $115,051   $131,650
Gross profit........................................    50,959     54,249     54,745     60,713
Net income (loss)...................................     4,266      5,380     (5,064)     7,259
Net income (loss) per diluted share.................       .18        .22       (.21)       .29
Net income (loss) per basic share...................       .18        .22       (.21)       .30
                                                      ========   ========   ========   ========
YEAR ENDED SEPTEMBER 26, 1998:
Net sales...........................................  $101,369   $105,881   $ 98,552   $104,647
Gross profit........................................    52,450     52,696     44,691     48,028
Net income (loss)...................................     7,510      6,838     (1,727)     6,190
Net income (loss) per diluted share.................       .32        .29       (.07)       .26
Net income (loss) per basic share...................       .33        .29       (.07)       .26
                                                      ========   ========   ========   ========

                       VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED OCTOBER 2, 1999, SEPTEMBER 26, 1998,
                             AND SEPTEMBER 27, 1997
                                 (IN THOUSANDS)

                                                                   ADDITIONS
                                                      BALANCE AT   CHARGED TO   DEDUCTIONS     BALANCE
                                                      BEGINNING    COSTS AND       FROM        AT END
                                                      OF PERIOD     EXPENSES    RESERVES(1)   OF PERIOD
                                                      ----------   ----------   -----------   ---------
YEAR ENDED OCTOBER 2, 1999:
Accounts receivable allowances......................    $ 4,817     $ 3,207      $ (3,432)     $ 4,592
Warranty............................................     10,938      15,566       (13,235)      13,269
                                                        =======     =======      ========      =======
YEAR ENDED SEPTEMBER 26, 1998:
Accounts receivable allowances......................    $ 3,499     $ 6,945      $ (5,627)     $ 4,817
Warranty............................................      7,498      10,681        (7,241)      10,938
                                                        =======     =======      ========      =======
YEAR ENDED SEPTEMBER 27, 1997:
Accounts receivable allowances......................    $ 3,285     $ 1,905      $ (1,691)     $ 3,499
Warranty............................................      9,450      12,164       (14,116)       7,498
                                                        =======     =======      ========      =======

------------------------

(1) Reductions from the reserves are for the purpose for which the reserves were created.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            FORM 10-K ANNUAL REPORT

                        PURSUANT TO SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 2, 1999

                              -------------------

                                 COHERENT, INC.

                                    EXHIBITS

                              -------------------

                               INDEX TO EXHIBITS

    SEQUENTIALLY
       EXHIBIT
       NUMBER                                     EXHIBIT
       ------                                     -------
        10.36           Note Purchase Agreement by and between Coherent, Inc. and
                        the purchasers of $70 million series notes dated May 18,
                        1999

         21.1           Subsidiaries

         23.1           Independent Auditors' Consent

         24.1           Power of Attorney

           27           Financial Data Schedules

    All other exhibits required to be filed as part of this report have been incorporated by reference. See item 14(c) for a complete index of such exhibits.