Form 10-K/A
period 1999-10-02
COHERENT INC
filed 2000-01-28
CIK 21510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

(Mark One)

     X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     -  EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED: OCTOBER 2, 1999

                                       OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         As of January 12, 2000, 24,737,835 shares of Common Stock were outstanding. The aggregate market value of the voting shares (based upon the closing price reported by the Nasdaq National Market on January 12, 2000) of Coherent, Inc., held by nonaffiliates was $619,844,888.00 . For purposes of this disclosure, shares of Common Stock held by persons who own 5% or more of the outstanding Common Stock and shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                EXPLANATORY NOTE

         This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1999. This Form 10-K/A is filed with the Securities and Exchange Commission (the "Commission") solely for the purpose of revising and restating the following items in their entirety.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

         The names of the directors of the Company and certain information about them are set forth below.

 NAME OF DIRECTOR                         AGE     DIRECTOR              PRINCIPAL OCCUPATION
                                                   SINCE
 Bernard J. Couillaud (3)                  55      1996     President and Chief Executive Officer of the Company
 Henry E. Gauthier (1)(2)(3)               59      1983     Chairman of the Board of Directors of the Company
 Charles W. Cantoni (1)(2)(3)              64      1983     Owner, Cantoni Consulting
 Frank P. Carrubba (1)(2)(3)               62      1989     Retired Chief Technical Officer, Phillips Electronics N.V.
 Thomas Sloan Nelsen (1)(2)                73      1983     Retired Professor of Surgery, Stanford University School of
                                                              Medicine
 Jerry E. Robertson (1)(2)                 67      1994     Retired Executive Vice President, 3M Life Sciences Sector
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

         Mr. Gauthier retired as President and COO of the Company in July 1996.

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

         Mr. Robertson retired from 3M in 1994. He is a member of the board of directors of Cardinal Health, Inc., Steris Corporation, and Choice Hotels International.

         Mr. Couillaud is President and Chief Executive Officer as well as a member of the Board of Directors since July 1996. He served as Vice President and General Manager of Coherent Laser Group from March 1992 to July 1996. From 1990 to March 30, 1992, he served as Manager of the Advanced Systems Business Unit, and from 1987 to 1990 served as Director of R&D for the Coherent Laser Group.

OFFICERS

         The names, ages and office of all of the executive officers of the Company are set forth below.


NAME OF OFFICER                      AGE                              OFFICE HELD
Bernard J. Couillaud                 55    President and Chief Executive Officer
Robert J. Quillinan                  52    Executive Vice President and Chief Financial Officer
John R. Ambroseo                     38    Executive Vice President and President, Coherent Laser Group
Vittorio Fossati-Bellani             52    Executive Vice President and President, Coherent
                                             Semiconductor Group
James L. Taylor                      50    Executive Vice President and President, Coherent Medical
                                             Group
Scott H. Miller                      45    Senior Vice President and General Counsel
Larry W. Sonsini                     58    Secretary

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

         Mr. Taylor has served as Executive Vice President and President, Coherent Medical Group since February 17, 1999.

         Mr. Miller has served as General Counsel to the Company since October 1988 and as Senior Vice President since March 1994.

         For over five years, Mr. Sonsini has served as the Company's Secretary and a member of the law firm of Wilson, Sonsini, Goodrich & Rosati, P.C.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received by the Company, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, during fiscal 1999, its officers, directors and ten-percent stockholders complied with all applicable
Section 16(a) filing requirements.

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

                                                 SUMMARY COMPENSATION TABLE
                                                                                               AWARDS         ALL OTHER
  NAME                                              YEAR      SALARY ($)       BONUS ($)     OPTIONS (#)    COMPENSATION
Bernard J. Couillaud                                1999       $363,467        $302,571         60,000         $27,530 (1)
President and Chief Executive Officer               1998        337,492         147,578        138,000          23,393
                                                    1997        273,229         341,797         24,000          14,834

Robert J. Quillinan                                 1999       $222,665        $130,662         22,000         $15,067 (2)
Executive Vice President and                        1998        220,201          65,138         34,000          14,723
Chief Financial Officer                             1997        194,964         192,491         14,000          15,267

John Ambroseo                                       1999       $240,292 (3)    $267,814         30,000         $13,714 (4)
Executive Vice President and                        1998        206,898 (5)     108,668         36,000           8,672
President, Coherent Laser Group                     1997        304,897 (6)      80,605         21,000           9,266

Vittorio Fossati-Bellani                            1999       $189,566        $153,813         18,000         $11,998 (7)
Executive Vice President and                        1998        178,288          46,669         24,000          11,207
President, Coherent Semiconductor Group             1997        127,515          77,693         19,500           9,537

Scott H. Miller                                     1999       $170,843         $84,489          8,000         $10,692 (8)
Senior Vice President and                           1998        167,982          42,391         12,000          10,523
General Counsel                                     1997        153,877         132,780          7,000          12,154


(1) Includes $20,249 contributed by the Company under defined contribution plans and $7,281 in life insurance benefits.

(2) Includes $13,073 contributed by the Company under defined contribution plans and $1,994 in life insurance benefits.

(3)   Includes $10,779 compensation related to European assignment.

(4) Includes $13,171 contributed by the Company under defined contribution plans and $543 in life insurance benefits

(5)   Includes $19,282 compensation related to European assignment.

(6)   Includes $186,162 compensation related to European assignment.

(7) Includes $10,363 contributed by the Company under defined contribution plans and $1,635 in life insurance benefits.

(8) Includes $9,323 contributed by the Company under defined contribution plans and $1,369 in life insurance benefits.

STOCK OPTION GRANTS AND EXERCISES

         The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options granted during the fiscal year ended October 2, 1999.

                                         OPTION GRANTS IN LAST FISCAL YEAR
                                                   INDIVIDUAL GRANTS
                                                     % OF TOTAL                                 POTENTIAL REALIZABLE VALUE
                                     NUMBER OF         OPTIONS                                      AT ASSUMED ANNUAL
                                     SECURITIES      GRANTED TO                                    RATES OF STOCK PRICE
                                     UNDERLYING       EMPLOYEES                                      APPRECIATION FOR
                                      OPTIONS         IN FISCAL     EXERCISE      EXPIRATION         OPTION TERM (4)
NAME                             GRANTED (#) (1)(2)   YEAR (3)    PRICE ($/SH)       DATE         5% ($)        10% ($)
Bernard J. Couillaud                   6,299               .45       $15.875       6/14/05         $34,008      $77,154
                                      53,701              3.86       $15.875       6/14/05        $289,933     $657,758
Robert J. Quillinan                    6,299               .45       $15.875       6/14/05         $34,008      $77,154
                                      15,701              1.13       $15.875       6/14/05         $84,770     $192,314
John Ambroseo                          6,299               .45       $15.875       6/14/05         $34,008      $77,154
                                      23,701              1.70       $15.875       6/14/05        $127,962     $290,302
Vittorio Fossati-Bellani               6,299               .45       $15.875       6/14/05         $34,008      $77,154
                                      11,701               .84       $15.875       6/14/05         $63,174     $143,320
Scott H. Miller                        6,299               .45       $15.875       6/14/05         $34,008      $77,154
                                       1,701               .12       $15.875       6/14/05          $9,184      $20,835

(1) The Company's 1987 Stock Option Plan and 1995 Stock Plan (collectively the "Option Plans") provide for the grant of options and stock purchase rights to officers, employees and consultants of the Company. Options granted under the Option Plans may be either "nonstatutory options" or "incentive stock options." The exercise price is determined by the Board of Directors or its Compensation Committee and, in the case of incentive stock options, may not be less than 100% of the fair market value of the Common Stock on the date of grant (110% in the case of grants to 10% shareholders). The options expire not more than six years from the date of grant and may be exercised only while the optionee is employed by the Company or within such period of time after termination of employment as is determined by the Board or its Committee at the time of grant. The Board of Directors may determine when options granted may be exercisable.

(2) The first entry for each individual sets forth the number of options awarded that are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986. The second entry for each individual sets forth the number of options that are nonstatutory stock options.

(3) The Company granted options to purchase an aggregate of 1,391,100, to all employees other than executive officers and granted options to purchase an aggregate of 223,000 shares to all executive officers as a group (7 persons), during fiscal 1999.

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

                  The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options exercised during the fiscal year ended October 2, 1999 and the value of unexercised options at such date.

                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                         AND FISCAL YEAR-END OPTION VALUES
                                                                    NUMBER OF SECURITIES
                                                                   UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                     SHARES          VALUE            OPTIONS/SARS AT           IN-THE-MONEY OPTIONS AT
                                   ACQUIRED ON     REALIZED        OCTOBER 2, 1999 (#)(2)        OCTOBER 2, 1999 ($)(3)
NAME                              EXERCISE (#)      ($)(1)       EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
Bernard J. Couillaud..........        12,000         $78,000        96,000        180,000        $809,625     $1,566,000
Robert J. Quillinan...........             0              $0        32,000         62,000        $206,750       $468,875
John Ambroseo.................             0              $0        25,000         66,000        $119,188       $507,813
Vittorio Fossati-Bellani......         8,500         $68,156        14,500         46,000          $7,250       $342,313
Scott H. Miller...............         5,000         $41,875        18,000         24,000        $157,000       $168,188

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

(3) The market value of underlying securities is based on the difference between the closing price of the Company's Common Stock on October 2, 1999 of $21.375 (as reported by Nasdaq National Market) and the exercise price.

DIRECTOR COMPENSATION

         In fiscal year 1999, members of the Board of Directors who were not employees of the Company received $16,000 plus $1,500 per meeting attended and were reimbursed for their expenses incurred in attending such meetings.

         The Company's 1990 Directors' Stock Option Plan (the "Directors' Option Plan") was adopted by the Board of Directors on December 8, 1989 and was approved by the stockholders on March 29, 1990. The Directors' Option Plan was amended by the Board of Directors on January 25, 1996, and the amendment was approved by the stockholders on March 20, 1996. The Directors' Option Plan terminated on December 8, 1999 and no further options will be granted under this plan. The Directors' Option Plan provides for the automatic and non-discretionary grant of a non-statutory stock option to purchase 20,000 shares of the Company's Common Stock to each non-employee director on the later of the effective date of the Directors' Option Plan or the date on which such person becomes a director. Thereafter, each non-employee director will be automatically granted a non-statutory stock option to purchase 5,000 shares of Common Stock on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director is reelected to serve on the Board of Directors, if, on such date, he or she has served on the Board for at least three months. Such plan provides that the exercise price shall be equal to the fair market value of the Common Stock on the date of grant of the options.

         The Company's 1998 Directors' Stock Option Plan (the "1998 Directors' Plan") was adopted by the Board of Directors on November 24, 1998 and was approved by the stockholders on March 17, 1999 and reserved 100,000 shares of Common Stock for issuance thereunder. Under the terms of the 1998 Directors' Plan, the number of shares is increased each year by the number of shares necessary to restore the total number of shares reserved to 100,000 shares. The 1998 Director's Plan replaced the Directors' Option Plan which expired on December 8, 1999. Like its predecessor, the 1998 Directors' Plan provides for the automatic and non-discretionary grant of a non-statutory stock option to purchase 20,000 shares of the Company's Common Stock to each non-employee director on the date on which such person becomes a director. Thereafter, each non-employee director will be automatically granted a non-statutory stock option to purchase 5,000 shares of Common Stock on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director is reelected to serve on the Board of Directors, if, on such date, he or she has served on the Board for at least three months. Such plan provides that the exercise price shall be equal to the fair market value of the Common Stock on the date of grant of the options. As of the fiscal year ended October 2, 1999, no options have been granted under the 1998 Directors' Plan.

         Three non-employee directors have each been granted options to purchase 65,000 shares of the Company's Common Stock under such plan at a weighted average exercise price of $11.62. One non-employee director has been granted options to purchase 45,000 shares of the Company's Common Stock under such plan at a weighted average exercise price of $13.73 per share. One non-employee director has been granted options to purchase 30,000 shares of the Company's Common Stock under such plan at a weighted average exercise price of $21.33 per share. As of January 12, 2000, 125,000 shares had been issued on exercise of such options. The following table shows, as to each non-employee director, information concerning options exercised under the Directors' Option Plan during the last fiscal year:

                                 OPTION EXERCISES IN LAST FISCAL YEAR BY DIRECTORS
NAME                                                      SHARES ACQUIRED ON EXERCISE     VALUE REALIZED(1)
Charles W. Cantoni                                     5,000                           $43,438
Frank Carrubba                                         5,000                           $35,313
Thomas Sloan Nelsen                                    5,000                           $30,625

(1) The value realized is calculated based on market value less exercise price. The market value of underlying securities is based on the closing price of the Company's Common Stock as reported by the NASDAQ National Market on the date of exercise.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee is composed of Directors Gauthier, Carrubba, Cantoni, Nelsen and Robertson. During the last fiscal year, the Company paid Dr. Thomas Nelsen $63,000 in consulting fees. Dr. Nelsen has more than 40 years of experience as a physician and, before his retirement, was a Professor of Surgery at Stanford University School of Medicine. Utilizing this experience, Dr. Nelsen has worked closely with the Company in developing and refining new laser products for the medical field. Management believes that this arrangement is at least as favorable as could be negotiated with an outside consultant.

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

PRODUCTIVITY INCENTIVE PLAN

         Under the Company's Productivity Incentive Plan (the "Incentive Plan"), 450,000 shares of Common Stock were initially reserved, and as of the fiscal year ended October 2, 1999, 25,397 shares of Common Stock were available for issuance to employees of the Company and its designated subsidiaries who are customarily employed for at least twenty hours per week. The purpose of the Incentive Plan is to enhance an employee's proprietary interest in the Company and to create an incentive for the Company's success.

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

EMPLOYEE STOCK PURCHASE PLAN

         The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the stockholders in 1980. A total of 4,575,000 shares of Common Stock have been reserved under the Purchase Plan, and as of the end of fiscal year 1999, 2,222,836 shares of Common Stock remained available for issuance thereunder. The Purchase Plan permits employees who are employed for at least twenty hours per week and more than five months in a calendar year to purchase Common Stock of the Company, through payroll deductions at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each twelve-month period. Payroll deductions may not exceed 10% of an employee's compensation. The Purchase Plan provides for two offerings during each fiscal year, each having a duration of twelve months.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of January 12, 2000 certain information with respect to the beneficial ownership of the Company's Common Stock by (i) any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each director and each nominee for director to the Company, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all executive officers and directors of the Company as a group.

                                           NUMBER OF           PERCENT
NAME AND ADDRESS                           SHARES (1)           OF TOTAL
PRIMECAP Management (2)
    225 S. Lake Ave, #400
    Pasadena, CA 91101                        2,420,000          9.78%
Franklin Templeton Group (3)
    777 Mariners Blvd.
    San Mateo, CA 94404                       2,140,655          8.65%
Oppenheimer Funds, Inc. (4)

Two World Trade Center, 31st Floor

New York, NY  10048                           2,085,000          8.43%
ICM Asset Mgmt (5)

    601 W Main Ave.                           1,465,980          5.93%

    Spokane, WA  99201

Eagle Asset Management (6)
    880 Carillon Pkwy., 3rd Floor
    St. Petersburg, FL 33733                  1,253,555          5.07%
Bernard, J. Couillaud (7)                       140,626            *
Henry E. Gauthier (8)                           107,330            *
Robert J. Quillinan (9)                          73,678            *
Scott H. Miller (10)                             49,598            *
Jerry E. Robertson (11)                          35,000            *
John Ambroseo (12)                               31,353            *
Vittorio Fossati-Bellani (13)                    26,392            *
Frank Carrubba (14)                              20,000            *
Thomas Sloan Nelsen (15)                         17,000            *
Charles W. Cantoni (16)                          10,000            *


All directors and executive officers as
    a group (11 persons) (16)                   530,977          2.15%

 *   Represents less than 1%.
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange commission (the "SEC") and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, each share of Coherent Common Stock subject to options held by that person that will be exercisable on or before March 24, 2000, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Represents shares reported by Carson Group on January 12, 2000 as being held by PRIMECAP Management as of September 30, 1999.
(3) Represents shares reported by Carson Group on January 12, 2000 as being held by Franklin Advisers, Inc. as of September 30, 1999.
(4) Represents shares reported by Carson Group on January 12, 2000 as being held by Oppenheimer Funds, Inc. as of September 30, 1999.
(3) Represents shares reported by Carson Group on January 12, 2000 as being held by ICM Asset Management as of September 30, 1999
(4) Represents shares reported by Carson Group on January 12, 2000 as being held by Eagle Asset Management as of September 30, 1999.
(6) Includes 96,000 shares issuable upon exercise of options held by Mr. Couillaud which are currently exercisable or will become exercisable within 60 days of January 12, 2000.
(7) Includes 54,000 shares issuable upon exercise of options held by Mr. Gauthier which are currently exercisable or will become exercisable within 60 days of January 12, 2000.
(8) Includes 32,000 shares issuable upon exercise of options held by Mr. Quillinan which are currently exercisable or will become exercisable within 60 days of January 12, 2000.
(9) Includes 18,000 shares issuable upon exercise of options held by Mr. Miller which are currently exercisable or will become exercisable within 60 days of January 12, 2000.
(10) Includes 10,000 shares issuable upon exercise of options held by Mr. Robertson which are currently exercisable or will become exercisable within 60 days of January 12, 2000.
(11) Includes 12,000 shares issuable upon exercise of options held by Mr. Ambroseo which are currently exercisable or will become exercisable within 60 days of January 12, 2000.
(12) Includes 14,500 shares issuable upon exercise of options held by Mr. Fossati-Bellani which are currently exercisable or will become exercisable within 60 days of January 12, 2000.
(13) Includes 5,000 shares issuable upon exercise of options held by Mr. Carrubba which are currently exercisable or will become exercisable within 60 days of January 12, 2000.
(14) Includes 10,000 shares issuable upon exercise of options held by Dr. Nelsen which are currently exercisable or will become exercisable within 60 days of January 12, 2000.
(15) Includes 5,000 shares issuable upon exercise of options held by Mr. Cantoni which are currently exercisable or will become exercisable within 60 days of January 12, 2000.
(16) Includes an aggregate of 276,500 options which are currently exercisable or will become exercisable within 60 days of January 12, 2000.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following table sets forth information with respect to all executive officers of the Company who had indebtedness outstanding during the past fiscal year. This indebtedness arose as a result of the delivery of promissory notes in connection with the exercise of stock options.

NAME                           NEW LOANS       INTEREST         MATURITY          LARGEST       BALANCE AT
                               DURING 1999      RATES            DATE(S)          AMOUNT        OCTOBER 2,
                                                                                OUTSTANDING         1999
                                                                                DURING 1999
Robert  Quillinan                   -         5.68-5.69%     2/27/03-7/31/03      $325,779       $325,779
Bernard Couillaud               $111,651         4.83%           3/1/04           $111,651       $111,651
Vittorio Fossati-Bellani        $116,974         5.96%           8/31/04          $116,974       $116,974
Scott Miller                     $50,653       4.83-7.1%     10/4/99-3/1/04       $162,333       $162,333

         All promissory notes are full recourse and are secured by the shares of Common Stock of the Company issued upon exercise of the options. Interest is paid annually.

         See "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" for a description of Dr. Nelsen's consulting arrangement with the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 25st day of January 2000.

                                         COHERENT, INC.

                                         By:  /S/ ROBERT J. QUILLINAN
                                              -----------------------
                                                  Robert J. Quillinan
                                                  Executive Vice President & CFO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Form 10-K on Form 10-K/A has been signed below by the following persons on January 25, 2000 on behalf of the Registrant and in the capacities and on the dates indicated:

            SIGNATURES                                        TITLE

               *
               -                   Director, President & Chief Executive Officer
     Bernard J. Couillaud          (Principal Executive Officer)
               *                   Executive Vice President & Chief Financial
               -                   Officer
      Robert J. Quillinan
               *
               -                   Director, Chairman of the Board
       Henry E. Gauthier
               *
               -                   Director
      Charles W. Cantoni
               *
               -                   Director
        Frank Carrubba
               *
               -                   Director
      Thomas Sloan Nelsen
               *
               -                   Director
      Jerry E. Robertson

* By:   /S/ROBERT J. QUILLINAN
        ----------------------
           Robert J. Quillinan
           Attorney-in-Fact