Form 10-Q
period 2000-01-01
COHERENT INC
filed 2000-02-09
CIK 21510

\

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2000

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

                      APPLICABLE ONLY TO CORPORATE ISSUES:

The number of shares outstanding of registrant's common stock, par value $.01 per share, at January 24, 2000 was 24,822,769 shares.

                                 COHERENT, INC.

                                      INDEX

                                                                       Page No.
                                                                       --------

PART I.           FINANCIAL INFORMATION:

     Condensed Consolidated Statements of Income --
        Three months ended January 1, 2000 and December 26, 1998            3

     Condensed Consolidated Balance Sheets --
         January 1, 2000 and October 2, 1999                                4

     Condensed Consolidated Statements of Cash Flows --
        Three months ended January 1, 2000 and December 26, 1998            5

     Notes to Condensed Consolidated Financial Statements                   6

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10

PART II.          OTHER INFORMATION                                        16

SIGNATURES                                                                 17

                          PART I. FINANCIAL INFORMATION

                         COHERENT, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                          THREE
                                                                                      MONTHS ENDED
                                                                                      ------------

                                                                           January 1,                 December 26,
                                                                              2000                       1998
--------------------------------------------------------------------------------------------------------------------
NET SALES                                                                   $127,194                   $105,631
COST OF SALES                                                                 65,171                     54,672
--------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                  62,023                     50,959
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
     Research and development                                                 12,374                     10,915
     Selling, general and administrative                                      35,758                     32,478
     Intangibles Amortization                                                  2,179                      1,151
-------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                      50,311                     44,544
-------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                                        11,712                      6,415
-------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
     Interest and dividend income                                              1,488                        644
     Interest expense                                                         (1,643)                      (437)
     Foreign exchange gain (loss)                                               (520)                        16
     Other - Net                                                              (1,078)                      (363)
-------------------------------------------------------------------------------------------------------------------
TOTAL OTHER  EXPENSE, NET                                                     (1,753)                      (140)
--------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                     9,959                      6,275
PROVISION FOR INCOME TAXES                                                     3,286                      2,009
--------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $  6,673                   $  4,266
====================================================================================================================

NET INCOME PER SHARE:
     BASIC                                                                  $    .27                   $    .18
     DILUTED                                                                $    .26                   $    .18
====================================================================================================================
SHARES USED IN COMPUTATION:
     BASIC                                                                    24,517                     23,809
     DILUTED                                                                  25,776                     24,210
====================================================================================================================
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      COHERENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (UNAUDITED; IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)


                                                                         JANUARY 1,                  October 2,
                                                                           2000                         1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS
------

CURRENT ASSETS:
     Cash and equivalents                                                $   40,385                 $  38,279
     Short-term investments                                                  48,024                    30,637
     Accounts receivable - net of allowances of
         $5,231 in 2000 and $4,592 in 1999                                   94,236                    95,003
     Inventories                                                             99,940                    97,902
     Prepaid expenses and other assets                                       12,523                    18,738
     Deferred tax assets                                                     38,195                    37,014
-----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                        333,303                   317,573
-----------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT                                                      169,492                   165,630
ACCUMULATED DEPRECIATION AND AMORTIZATION                                   (79,026)                  (75,676)
-----------------------------------------------------------------------------------------------------------------------
     Property and equipment - net                                            90,466                    89,954
-----------------------------------------------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
     $10,770 in 2000 and $9,372 in 1999                                      39,758                    39,490
OTHER ASSETS                                                                 51,787                    48,451
-----------------------------------------------------------------------------------------------------------------------
                                                                           $515,314                  $495,468
=======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Short-term borrowings                                                $  19,403                 $  14,371
     Current portion of long-term obligations                                 8,761                     8,599
     Accounts payable                                                        22,990                    18,343
     Income taxes payable                                                     7,642                     8,221
     Other current liabilities                                               68,756                    73,120
-----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                   127,552                   122,654
-----------------------------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS                                                        76,897                    74,745
OTHER LONG-TERM  LIABILITIES                                                 17,626                    16,819
MINORITY INTEREST IN SUBSIDIARIES                                             4,854                     3,945

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01
         Authorized - 100,000 shares
         Outstanding 24,708 in 2000 and 24,142 in 1999                          245                       240
     Additional paid-in capital                                             112,464                   106,748
     Notes receivable from stock sales                                         (459)                     (557)
     Accumulated other comprehensive income (loss)                           (1,276)                      136
     Retained earnings                                                      177,411                   170,738
-----------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                  288,385                   277,305
-----------------------------------------------------------------------------------------------------------------------
                                                                           $515,314                  $495,468
=======================================================================================================================
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                         COHERENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                                              THREE
                                                                                           MONTHS ENDED
                                                                                           ------------

                                                                              JANUARY 1,                December 26,
                                                                                 2000                     1998
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $  6,673                    $  4,266
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Purchases of short-term trading investments                            (75,237)                    (24,727)
         Proceeds from sales of short-term trading investments                   57,850                      22,100
         Changes in assets and liabilities                                        3,459                      (5,739)
         Depreciation and amortization                                            3,994                       3,329
         Intangibles amortization                                                 2,179                       1,151
         Other adjustments                                                        1,296                         135
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           214                         515
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                    (4,973)                     (4,876)
     Acquisition of Microlase, net of cash acquired                              (2,993)
     Other  - net                                                                (3,274)                        620
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                          (11,240)                     (4,256)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term debt borrowings                                                    2,849
     Long-term debt repayments                                                     (378)                       (591)
     Short-term borrowings                                                        7,131                       6,864
     Short-term repayments                                                       (1,876)                     (3,518)
     Cash overdrafts                                                               (694)
     Sales of shares under employee stock plans                                   5,337                       1,022
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        12,369                       3,777
-----------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
     ON CASH AND EQUIVALENTS                                                        763                      (1,500)
-----------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and equivalents                              2,106                      (1,464)
     Cash and equivalents, beginning of period                                   38,279                      15,944
-----------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                                             $40,385                     $14,480
=======================================================================================================================
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                         COHERENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those reflected in Coherent's annual report to stockholders for the year ended October 2, 1999. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year.

         Certain prior period amounts have been reclassified to conform with the current period presentation. Such reclassification had no impact on net income or retained earnings for any period presented.

2. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In May 1999, SFAS 133 was amended to defer its effective date. SFAS 133 will be effective for Coherent's first quarterly filing of fiscal 2001. Management believes that this statement will not have a significant impact on Coherent's financial position or results of operations.

3. In December 1999, Coherent acquired the remaining 75% interest of Microlase Optical Systems, Ltd (Microlase), in Glasgow, Scotland, for approximately $3.2 million cash. Coherent now owns the entire share capital of Microlase. Microlase is the manufacturer of a range of advanced solid-state lasers that are used in a number of developing applications including scientific research and semiconductor test equipment. The acquisition was accounted for as a purchase and, accordingly, Coherent has preliminarily recorded the approximately $2.1 million excess of the purchase price over the fair value of net assets acquired as goodwill and other intangible assets, which will be amortized over 5-7 years.

4. The components of comprehensive income, net of tax, are as follows:

                                                                              Three Months Ended
                                                                     January 1,               December 26,
                                                                       2000                       1998
                                                                     -------------------------------------
                                                                                 (IN THOUSANDS)
         Net income                                                   $6,673                       $4,266
         Translation adjustment                                       (1,412)                         101
                                                                      ------                       ------
         Total comprehensive income                                   $5,261                       $4,367
                                                                      ======                       ======

         Accumulated other comprehensive income at January 1, 2000 and December 26, 1998 is comprised of accumulated translation adjustments of ($1,276,000) and $136,000, respectively.

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

         The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:

                                                                                Three Months Ended
                                                                        January 1,             December 26,
                                                                           2000                    1998
                                                                     ----------------------------------------
                                                                                   (IN THOUSANDS)
         Weighted average shares outstanding - Basic                       24,517                   23,809
              Common stock equivalents                                      1,128                      233
              Employee stock purchase plan equivalents                        131                      168
                                                                           ------                   ------
         Weighted average shares and equivalents - Diluted                 25,776                   24,210
                                                                           ======                   ======
         Net income for basic and diluted
              earnings per share computation                               $6,673                   $4,266
                                                                           ======                   ======

         125,000 and 1,818,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the three months ended January 1, 2000 and December 26, 1998, respectively.

6.       Balance Sheet Detail:

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                                          January 1,                             October 2,
                                                             2000                                   1999
         ----------------------------------------------------------------------------------------------------------
                                                                      (IN  THOUSANDS)
         Purchased parts and assemblies                    $28,280                                $26,200
         Work-in-process                                    33,793                                 33,098
         Finished goods                                     37,867                                 38,604
         ----------------------------------------------------------------------------------------------------------
         Net inventories                                   $99,940                                $97,902
         ==========================================================================================================

         Prepaid expenses and other assets consist of the following:

                                                          January 1,                             October 2,
                                                             2000                                   1999
         ----------------------------------------------------------------------------------------------------------
                                                                      (IN  THOUSANDS)

         Prepaid income taxes                              $   893                                $ 4,943
         Prepaid expenses and other                         11,630                                 13,795
         ----------------------------------------------------------------------------------------------------------
         Prepaid expenses and other assets                 $12,523                                $18,738
         ----------------------------------------------------------------------------------------------------------

         Other assets consist of the following:

                                                          January 1,                             October 2,
                                                             2000                                   1999
         ----------------------------------------------------------------------------------------------------------
                                                                      (IN  THOUSANDS)
         Other assets                                      $27,167                                $22,470
         Intangible assets                                  23,387                                 24,729
         Assets held for investment                          1,233                                  1,252
         ----------------------------------------------------------------------------------------------------------
         Other assets                                      $51,787                                $48,451
         ----------------------------------------------------------------------------------------------------------




         Other current liabilities consist of the following:

                                                          January 1,                             October 2,
                                                             2000                                   1999
         ----------------------------------------------------------------------------------------------------------
                                                                      (IN  THOUSANDS)

         Accrued payroll and benefits                      $21,751                                $25,132
         Accrued expenses and other                         17,826                                 22,567
         Reserve for warranty                               14,012                                 13,269
         Deferred income                                     9,750                                  9,695
         Customer deposits                                   5,417                                  2,457
         ----------------------------------------------------------------------------------------------------------
         Other current liabilities                         $68,756                                $73,120
         ----------------------------------------------------------------------------------------------------------

         Other long-term liabilities consist of the following:

                                                          January 1,                           October 2,
                                                            2000                                  1999
         ----------------------------------------------------------------------------------------------------------
                                                                      (IN  THOUSANDS)

         Deferred compensation                             $12,207                                $11,233
         Deferred income and other                           3,231                                  3,435
         Environmental remediation costs                     1,169                                  1,169
         Deferred tax liabilities                            1,019                                    982
         ----------------------------------------------------------------------------------------------------------
         Other long-term liabilities                       $17,626                                $16,819
         ==========================================================================================================


7. Certain claims and lawsuits have been filed or are pending against Coherent. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on Coherent's consolidated financial position or results of operations.

         Coherent, along with several other companies, was named as a party to a remedial action order issued by the California Department of Toxic Substance Control relating to soil and groundwater contamination at and in the vicinity of the Stanford Industrial Park in Palo Alto, California, where Coherent's former headquarters facility is located. The responding parties to the Regional Order (including Coherent) have completed Remedial Investigation and Feasibility Reports, which were approved by the State of California. The responding parties have installed four remedial systems and have reached agreement with responding parties on final cost sharing.

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

         Management believes that Coherent's probable, nondiscounted net liability at January 1, 2000 for remaining costs associated with the above environmental matters is $1.0 million which has been previously accrued. This amount consists of total estimated probable costs of $1.3 million ($0.1 million included in other current liabilities and $1.2 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $0.3 million included in other assets from other parties named to the order.

8.       Operating Segments:

         In fiscal 1999, Coherent adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers. Coherent's corporate expenses, except for depreciation of corporate assets and general legal expenses, are allocated to the operating segments and are included in corporate and other in the reconciliation of operating results. Furthermore, interest expense, interest
                                       8
         income and the provision for income taxes are included in corporate and other in the reconciliation of operating results. Information on reportable segments for the quarters ended January 1, 2000 and December 26, 1998 is as follows (in thousands):

         Quarter ended January 1, 2000:

                                       Electro-                              Corporate
                                        Optics       Medical    Lambda       and Other            Total
                                       --------      -------    -------      ----------          --------
         Net sales                     $ 59,543      $46,774    $20,877                          $127,194
         Intersegment net sales           5,844          462        308                             6,614
         Pretax income (loss)          $  6,220      $ 1,550    $ 3,289       $(1,100)           $  9,959

         Quarter ended December 26, 1998:

                                       Electro-                              Corporate
                                        Optics       Medical    Lambda       and Other            Total
                                       --------      -------    -------      ----------          --------

         Net sales                      $52,103      $38,660    $14,868                          $105,631
         Intersegment net sales           4,191          151        168                             4,510
         Pretax income (loss)           $ 4,988      $   712    $   664       $   (89)           $  6,275

                         COHERENT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The statements in this document that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties, including risks associated with uncertainties related to currency translations, contract cancellations, manufacturing risks, competitive factors, uncertainties pertaining to customer orders, demand for products and services, development of markets for Coherent's products and services and other risks identified in Coherent's SEC filings. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Coherent undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For a discussion of these risks and uncertainties, refer to Coherent's annual report on Form 10-K for the fiscal year ended October 2, 1999 under the heading "Risk Factors" in
Part I, Item 1. Business.

         Coherent operates in a technologically advanced, dynamic and highly competitive environment. Coherent's future operating results are and will continue to be subject to quarterly variations based on a variety of factors, many of which are beyond Coherent's control, including fluctuations in customer orders and foreign currency exchange rates, among others. While Coherent attempts to identify and respond to these conditions in a timely manner, such conditions represent significant risks to Coherent's performance. Accordingly, if the level of orders diminishes during the next or any future quarter, or if for any reason Coherent's shipments are disrupted (particularly near a quarter end when Coherent typically ships a significant portion of its sales), it could have a material adverse effect on sales and earnings, and a corresponding adverse effect on the market price of Coherent's stock.

         Similarly, Coherent conducts a significant portion of its business internationally. International sales accounted for 58% of Coherent's sales for the first quarter of 2000 and all of fiscal 1999. Coherent expects that international sales will continue to account for a significant portion of its net sales in the future. A significant amount of these sales occur through its international subsidiaries, (some of which also perform research, development, manufacturing and service functions), and from exports from its U.S. operations. As a result, Coherent's international sales and operations are subject to the risks of conducting business internationally. Risks include fluctuation in foreign exchange rates, which could affect the sales price in local currencies of products in foreign markets as well as the local costs and expenses of foreign operations. Coherent uses forward exchange, currency swap contracts, currency options and other risk management techniques, to hedge its exposure to currency fluctuations relating to its intercompany transactions and certain firm foreign currency commitments; however, its international subsidiaries remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact Coherent's operations in the future or require it to modify its current business practices.

         Coherent, Inc., a Delaware corporation, (herein referred to as "Coherent" or "Company") is a global leader on the design, manufacture and sales of lasers, laser systems, precision optics and related accessories. Coherent integrates these technologies into a wide variety of products and systems designed to meet the productivity and performance needs of its customers. Major markets include the scientific research community, medical institutions, clinics and private practices, and commercial/OEM (original equipment manufacturer) applications ranging from semiconductor processing and disk mastering to light shows and entertainment. Coherent also produces and sells optical and laser components to other laser system manufacturers.

         The word "laser" is the acronym for "light amplification by stimulated emission of radiation." Energy is amplified to extremely high intensity by an atomic process called stimulated emission. The use of the word in this context, however, refers to an energy transfer. Energy moves from one location to another by conduction, convection, and radiation. The color of laser light is normally expressed in terms of the laser's wavelength. The most common unit in expressing a laser's wavelength is a nonometer ("nm"). There are one billion nanometers in one meter.

         A laser uses a source of energy such as electricity, light or a chemical reaction to excite electrons in a "lasing medium." When these excited electrons return to their grounded or normal state, energy is emitted in the form of light at one or a few specific wavelengths. The lasing medium can be gasses such as CO2 or argon, liquid dyes, or solid-state crystals such as the commonly used yttrium aluminum garnet ('YAG"). The emitted light is collected and refined using a series of mirrors and lenses, forming a high intensity, tightly focused beam of "coherent" light. A laser beam can be made powerful enough to cut steel or precise enough to perform eye surgery.

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

         Since inception in 1966, Coherent has grown through a combination of internal expansion, joint ventures and strategic acquisitions of companies with related technologies and products. Coherent is a technical leader in every market it serves. Driven by new product application innovations, Coherent has approximately 235 U.S. patents in force, and over the past several years has committed approximately 10% to 11% of annual revenues to research and development efforts.

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

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

         Coherent's net income for the first quarter ended January 1, 2000 was $6.7 million ($0.26 per diluted share) compared to net income of $4.3 million ($0.18 per diluted share) for the same quarter one year ago. The increase in net income was primarily attributable to increases in sales volumes and lower SG&A expenses relative to sales volumes.

NET SALES AND GROSS PROFITS

                                                                     FIRST QUARTER

                                                              2000                 1999
                                                              ----                 ----
                                                                    (IN THOUSANDS)
NET SALES

CONSOLIDATED:
       Domestic                                              $  53,635          $  46,350
       International                                            73,559             59,281
                                                               -------             ------
       Total                                                  $127,194           $105,631
                                                              ========           ========

ELECTRO-OPTICAL:
       Domestic                                              $  25,843          $  21,854
       International                                            33,700             30,249
                                                               -------             ------
       Total                                                 $  59,543          $  52,103
                                                             =========          =========

MEDICAL:
       Domestic                                              $  21,368          $  18,909
       International                                            25,406             19,751
                                                               -------            -------
       Total                                                 $  46,774          $  38,660
                                                             =========          =========

LAMBDA:
       Domestic                                             $    6,424         $    5,587
       International                                            14,453              9,281
                                                                ------              -----
       Total                                                 $  20,877          $  14,868
                                                             =========          =========

CONSOLIDATED

         Coherent's sales for the first fiscal quarter of 2000 increased $21.6 million (20%) to $127.2 million from $105.6 million one year ago. Sales increased strongly in all three operating segments. During the current quarter, international sales increased $14.3 million (24%) to 58% of total outside sales, and domestic sales increased $7.3 million (16%).

         The gross margin rate increased to 49% from 48% one year ago. The improvement in the current quarter's margin resulted primarily from increased lithography sales at higher margins, lower warranty costs, improved efficiency variances and a lower mix of discounted scientific sales.

ELECTRO-OPTICAL

         Electro-Optical net sales increased $7.4 million (14%) to $59.5 million from $52.1 million one year ago. International sales increased $3.4 million (11%) while domestic sales increased $4.0 million (18%). Sales increased primarily due to higher sales volumes in commercial solid state products (including diode lasers) and in industrial systems.

         The gross margin rate increased to 47% from 46% one year ago. The improvement in the current quarter's margin resulted primarily from lower warranty expenses and higher sales volumes relative to our fixed overhead costs.

MEDICAL

          Medical net sales increased $8.1 million (21%) to $46.8 million from $38.7 million one year ago. International sales increased $5.7 million (29%) and domestic sales increased $2.4 million (13%) during the current quarter. Current quarter sales increased primarily due to the acquisition of Star Medical in May 1999, where we now recognize the full sales value of LightSheer-TM- hair removal shipments instead of only the commission revenue.

         The gross margin rate decreased to 50% from 51% one year ago. The decrease in gross margin was primarily attributable to lower average selling prices on aesthetic products.

LAMBDA

         Lambda net sales increased $6.0 million (40%) to $20.9 million from $14.9 million one year ago. The increase in sales is primarily due to increased shipments of commercial products, primarily photolithography systems.

         The gross margin rate increased to 51% from 49% one year ago. The increased resulted primarily from increased sales of photolithography systems at higher margins and fewer sales of lower margin scientific systems.

OPERATING EXPENSES

                                                                                       First Quarter
                                                                               2000                    1999
                                                                            ----------------------------------------
                                                                                     (IN THOUSANDS)
Research & development                                                      $12,374                 $10,915
Selling, general & administrative                                            35,758                  32,478
Intangibles amortization                                                      2,179                   1,151
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                    $50,311                 $44,544
====================================================================================================================

         Total operating expenses increased $5.8 million (13%) to $50.3 million from $44.5 million one year ago. As a percentage of sales, operating expenses decreased to 40% from 42% one year ago.

         Research and development (R&D) expenses increased $1.5 million (13%) to $12.4 million from $10.9 million one year ago. As a percentage of sales, R&D expenses remained at 10%. The absolute dollar increase is due to increased headcount and spending on projects, particularly in the solid state technology, in the Electro-Optics segment.

         Selling, general and administrative (SG&A) expenses increased $3.3 million (10%) to $35.8 million from $32.5 million one year ago but decreased as a percentage of sales to 28% from 31% one year ago. The dollar increase was primarily due to increased sales costs to support increased sales volumes and the write-off of a permanently impaired asset in the catalog business unit of the Electro-Optics segment.

         Intangibles amortization increased $1.0 million (89%) primarily due to the acquisition of Star Medical.

OTHER INCOME (EXPENSE)

          Other expense, net increased $1.6 million to net expense of $1.8 million from $0.1 million of net expense one year ago. The increase is primarily due to increased interest expense related to financing of the Star Medical acquisition and higher foreign exchange losses, partially offset by increased interest income.

INCOME TAXES

         Coherent's effective tax for the current quarter was 33% compared to 32% for the same quarter last year. Coherent's effective tax rate increased as a result of higher profit before income taxes in fiscal 2000 with relatively flat tax credits compared to fiscal 1999.

EURO CONVERSION

         As with many multinational companies operating in Europe, beginning in January 1999, Coherent was affected by the conversion of eleven European currencies into a common currency, the euro. Based on its assessment, Coherent does not believe the conversion will have a material impact on the competitiveness of its products or increase the likelihood of contract cancellations in Europe, where there already exists substantial price transparency. Coherent also believes its current accounting systems will accommodate the euro conversion with minimal intervention and does not expect to experience material adverse tax consequences as a result of the conversion. The convergence of currencies into the euro has simplified the Coherent's currency risk management process, including its use of derivatives to manage that risk. The cost of addressing the euro conversion is not expected to be material and will be charged to operations as incurred. Coherent will continue to assess the impact of the introduction of the euro currency over the transition period as well as the period subsequent to the transition period, as applicable.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         Coherent's primary sources of liquidity are cash, cash equivalents and short-term investments of $88.4 million. Additional sources of liquidity are Coherent's multi-currency line of credit and bank credit facilities totaling $59.6 million. As of January 1, 2000, Coherent had $42.3 million unused and available under these credit facilities.

         During the first quarter of fiscal 1997, Coherent signed a lease for 216,000 square feet of office, research and development and manufacturing space for its Medical Group headquarters in Santa Clara, California. The lease expires in December 2001. Coherent has an option to purchase the property for $24 million, or at the end of the lease arrange for the sale of the property to a third party with Coherent retaining an obligation to the owner for the difference between the sale price, if less than $24 million, and $24 million, subject to certain provisions of the lease. If Coherent does not purchase the property or arrange for its sale as discussed above, Coherent would be obligated for an additional lease payment of approximately $21.5 million. Coherent occupied the building in July 1998 and commenced lease payments at that time. The lease requires Coherent to maintain specified financial covenants, all of which Coherent was in compliance with as of January 1, 2000.

CHANGES IN FINANCIAL CONDITION

         Cash and cash equivalents increased $2.1 million (6%) from October 2, 1999. Operations and changes in exchange rates provided $1.0 million, including $17.4, net, million used to purchase short-term investments. Investing activities used $11.2 million, including $5.0 million used to acquire property and equipment, net, $3.0 million used to acquire Microlase and other, net used $3.2 million. Financing activities provided $12.4 million with net debt borrowings of $7.1 million and $5.3 million from the sale of shares under employee stock plans. Thus, cash, cash equivalents and short-term investments increased $19.5 million during the quarter, with $17.4 million used to increase short-term investments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

         Coherent maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These trading securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at January 1, 2000 the fair value of the portfolio would decline by an immaterial amount. Coherent has the ability to generally hold its fixed income investments until maturity and therefore Coherent would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

         Coherent has fixed rate long-term debt of approximately $80.8 million, and a hypothetical 10 percent decrease in interest rates would not have a material impact on the fair market value of this debt. Coherent does not hedge any interest rate exposures.

FOREIGN CURRENCY EXCHANGE RISK

         Coherent has foreign subsidiaries which sell and manufacture Coherent's products in various global markets. As a result, Coherent's earnings and cash flows are exposed to fluctuations in foreign currency exchange rates. Coherent attempts to limit these exposures through operational strategies and financial market instruments. Coherent utilizes hedge instruments, primarily forward contracts with maturities of twelve months or less, to manage its exposure associated with firm intercompany and third-party transactions and net asset and liability positions denominated in non-functional currencies. Coherent does not use derivative financial instruments for trading purposes.

         Coherent had $18.6 million of short-term forward exchange contracts, denominated in major foreign currencies, which approximated the fair value of such contracts and their underlying transactions at January 1, 2000. Gains and losses related to these instruments at January 1, 2000 were not material. Looking forward, Coherent does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

         The following table provides information about the Coherent's foreign exchange forward contracts at January 1, 2000. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the fair value approximates the weighted average contractual foreign currency exchange rate value of the contracts at January 1, 2000.

         Forward contracts to sell (buy) foreign currencies for U.S. dollars:

                                           (IN THOUSANDS, EXCEPT CONTRACT RATES)
                                             Average       U.S.
                                            Contract      Notional      Fair
                                               Rate       Amount        Value
                                            --------      --------      -----
                  Euro                          1.130       $6,987     $6,209
                  Japanese Yen                112.913        5,048      5,561
                  British Pound Sterling        2.012        3,842      3,081
                  Swedish Krone                 8.161        2,255      2,157
                  Hong Kong Dollar              7.808          525        527
                  Danish Krone                  6.995          654        702
                  Norwegian Kroner              7.913          354        349
                  Canadian Dollar               1.472            1         --

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





                                    COHERENT, INC.

                                    (Registrant)





Date: February 9, 2000               By:  ROBERT J. QUILLINAN
                                        ------------------------------------
                                          Robert J. Quillinan
                                          Executive Vice President and
                                          Chief Financial Officer