Form 10-Q
period 2000-04-01
COHERENT INC
filed 2000-05-09
CIK 21510

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No___

                      APPLICABLE ONLY TO CORPORATE ISSUES:

The number of shares outstanding of registrant's common stock, par value $.01 per share, at April 24, 2000 was 25,125,400 shares.

                                 COHERENT, INC.

                                      INDEX


                                                                                          PAGE NO.

PART I.   FINANCIAL INFORMATION:

     Condensed Consolidated Statements of Income --
        Three months and six months ended April 1, 2000 and April 3, 1999                     3

     Condensed Consolidated Balance Sheets --
         April 1, 2000 and October 2, 1999                                                    4

     Condensed Consolidated Statements of Cash Flows --
        Three months and six months ended April 1, 2000 and April 3, 1999                     5

     Notes to Condensed Consolidated Financial Statements                                     6

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                 10

PART II.  OTHER INFORMATION                                                                  17

SIGNATURES                                                                                   18

                          PART I. FINANCIAL INFORMATION

                         COHERENT, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   THREE                              SIX
                                                               MONTHS  ENDED                     MONTHS ENDED
                                                               -------------                     ------------
                                                          APRIL 1,        April 3,           APRIL 1,     April 3,
                                                            2000            1999              2000           1999
-------------------------------------------------------------------------------------------------------------------
NET SALES                                                 $136,681        $116,537          $263,875    $222,168
COST OF SALES                                               67,898          62,288           133,069     116,960
-------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                68,783          54,249           130,806     105,208
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Research and development                               14,388          10,779            26,762      21,694
     Selling, general and administrative                    39,724          34,570            75,482      67,048
     Intangibles amortization                                2,222           1,061             4,401       2,212
-------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                    56,334          46,410           106,645      90,954
-------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                      12,449           7,839            24,161      14,254
-------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
     Interest and dividend income                            1,110             762             2,598       1,406
     Interest expense                                       (1,551)           (431)           (3,194)       (868)
     Foreign exchange gain (loss)                              165             (19)             (355)         (3)
     Other - net                                               712            (465)             (366)       (828)
-------------------------------------------------------------------------------------------------------------------
TOTAL OTHER  INCOME (EXPENSE), NET                             436            (153)           (1,317)       (293)
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                  12,885           7,686            22,844      13,961
PROVISION FOR INCOME TAXES                                   4,482           2,306             7,768       4,315
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                $  8,403        $  5,380          $ 15,076    $  9,646
===================================================================================================================

NET INCOME PER SHARE:
     BASIC                                                $    .34        $    .22          $    .61    $    .40
     DILUTED                                              $    .31        $    .22          $    .57    $    .40
===================================================================================================================
SHARES USED IN COMPUTATION:
     BASIC                                                  24,892          23,914            24,705      23,861
     DILUTED                                                27,412          24,546            26,594      24,378

===================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         COHERENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (UNAUDITED; IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)

                                                                        APRIL 1,                     October 2,
                                                                         2000                           1999
-------------------------------------------------------------------------------------------------------------------
ASSETS
------
CURRENT ASSETS:
     Cash and equivalents                                                $ 27,797                    $ 38,279
     Short-term investments                                                48,804                      30,637
     Accounts receivable - net of allowances of
         $5,454 in 2000 and $4,592 in 1999                                113,520                      95,003
     Inventories                                                          112,480                      97,902
     Prepaid expenses and other assets                                     15,569                      18,738
     Deferred tax assets                                                   38,791                      37,014
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                      356,961                     317,573
-------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT                                                    172,264                     165,630
ACCUMULATED DEPRECIATION AND AMORTIZATION                                 (80,853)                    (75,676)
-------------------------------------------------------------------------------------------------------------------
     Property and equipment - net                                          91,411                      89,954
-------------------------------------------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
     $11,735 in 2000 and $9,372 in 1999                                    38,909                      39,490
OTHER ASSETS                                                               54,745                      48,451
-------------------------------------------------------------------------------------------------------------------
                                                                         $542,026                    $495,468
===================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Short-term borrowings                                               $ 23,599                    $ 14,371
     Current portion of long-term obligations                               7,749                       8,599
     Accounts payable                                                      22,806                      18,343
     Income taxes payable                                                   4,125                       8,221
     Other current liabilities                                             80,046                      73,120
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                 138,325                     122,654
-------------------------------------------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                                      76,497                      74,745
OTHER LONG-TERM  LIABILITIES                                               19,465                      16,819
MINORITY INTEREST IN SUBSIDIARIES                                           5,367                       3,945

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01
         Authorized - 100,000 shares
         Outstanding 25,118 in 2000 and 24,142 in 1999                        250                         240
     Additional paid-in capital                                           119,078                     106,748
     Notes receivable from stock sales                                       (949)                       (557)
     Accumulated other comprehensive income (loss)                         (1,821)                        136
     Retained earnings                                                    185,814                     170,738
-------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                302,372                     277,305
-------------------------------------------------------------------------------------------------------------------
                                                                         $542,026                    $495,468
===================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                      ----------------
                                                                              APRIL 1,              April 3,
                                                                                2000                  1999
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                               $  15,076              $  9,646
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Purchases of short-term trading investments                           (115,032)              (60,249)
         Proceeds from sales of short-term trading investments                   96,850                49,200
         Changes in assets and liabilities                                      (30,015)               (8,334)
         Depreciation and amortization                                            7,989                 6,991
         Intangibles amortization                                                 4,401                 2,212
         Other adjustments                                                        2,060                   621
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                            (18,671)                   87
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                   (10,856)              (10,868)
     Acquisition of Microlase, net of cash acquired                              (3,109)
     Other  - net                                                                (5,796)                  887
-------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                          (19,761)               (9,981)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term debt borrowings                                                    2,926                 1,155
     Long-term debt repayments                                                   (1,579)                 (820)
     Short-term borrowings                                                       21,208                13,277
     Short-term repayments                                                      (11,388)               (7,697)
     Cash overdrafts                                                              2,653                 1,582
     Sales of shares under employee stock plans                                  11,319                 1,331
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        25,139                 8,828
-------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
     ON CASH AND EQUIVALENTS                                                      2,811                   127
-------------------------------------------------------------------------------------------------------------------
     Net decrease in cash and equivalents                                       (10,482)                 (939)
     Cash and equivalents, beginning of period                                   38,279                15,944
-------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                                            $ 27,797               $15,005
===================================================================================================================

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

2.       In December 1999, the staff of the Securities and Exchange Commission
         (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles (GAAP) to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the first quarter of 2001. Although the Company believes its revenue recognition policies are in accordance with GAAP, the Company is currently studying SAB 101 and has not determined its impact, if any, on the Company's financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In May 1999, SFAS 133 was amended to defer its effective date. SFAS 133 will be effective for Coherent's first quarterly filing of fiscal 2001. Management believes that this statement will not have a significant impact, if any, on Coherent's financial position or results of operations.

3. In December 1999, Coherent acquired the remaining 75% interest of Microlase Optical Systems, Ltd (Microlase), in Glasgow, Scotland, for approximately $3.2 million cash. Coherent now owns the entire share capital of Microlase. Microlase is the manufacturer of a range of advanced solid-state lasers that are used in a number of developing applications including scientific research and semiconductor test equipment. The acquisition was accounted for as a purchase and, accordingly, Coherent has recorded the approximately $2.2 million excess of the purchase price over the fair value of net assets acquired as goodwill and other intangible assets, which will be amortized over 5 years.

4. The components of comprehensive income, net of tax, are as follows:

                                       Three Months Ended        Six Months Ended
                                      April 1,     April 3,    April 1,   April 3,
                                       2000          1999        2000       1999
                                      --------------------------------------------
                                                      (IN THOUSANDS)
         Net income ...............   $  8,403    $  5,380    $ 15,076    $  9,646
         Translation adjustment ...       (545)     (1,994)     (1,957)     (1,893)
                                      --------    --------    --------    --------
         Total comprehensive income   $  7,858    $  3,386    $ 13,119    $  7,753
                                      ========    ========    ========    ========

         Accumulated other comprehensive income at April 1, 2000 and October 2, 1999 is comprised of accumulated translation adjustments of $(1,821,000) and $136,000, respectively.

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

         The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:

                                                              Three Months Ended  Six Months Ended
                                                             April 1,   April 3,   April 1, April 3,
                                                               2000       1999       2000     1999
                                                             ---------------------------------------
                                                                         (IN THOUSANDS)
         Weighted average shares outstanding - Basic .....    24,892    23,914    24,705    23,861
              Common stock equivalents ...................     2,277       411     1,702       322
              Employee stock purchase plan equivalents ...       243       221       187       195
                                                             -------   -------   -------   -------
         Weighted average shares and equivalents - Diluted    27,412    24,546    26,594    24,378
                                                             =======   =======   =======   =======

         Net income for basic and diluted
              earnings per share computation .............   $ 8,403   $ 5,380   $15,076   $ 9,646
                                                             =======   =======   =======   =======

         5,000 and 1,487,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the three months ended April 1, 2000 and April 3, 1999, respectively. 316,000 and 1,801,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the six months ended April 1, 2000 and April 3, 1999, respectively.

6.       Balance Sheet Detail:

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                           April 1,  October 2,
                                            2000       1999
         ------------------------------------------------------
                                            (IN  THOUSANDS)
         Purchased parts and assemblies   $ 34,586   $ 26,200
         Work-in-process ..............     37,478     33,098
         Finished goods ...............     40,416     38,604
         ------------------------------------------------------
         Net inventories ..............   $112,480   $ 97,902
         ======================================================

         Prepaid expenses and other assets consist of the following:

                                             April 1,  October 2,
                                               2000       1999
         --------------------------------------------------------
                                              (IN  THOUSANDS)
         Prepaid income taxes ............   $ 1,367   $ 4,943
         Prepaid expenses and other ......    14,202    13,795
         --------------------------------------------------------
         Prepaid expenses and other assets   $15,569   $18,738
         ========================================================

         Other assets consist of the following:

                                      April 1,  October 2,
                                        2000      1999
         -------------------------------------------------
                                        (IN  THOUSANDS)
         Other assets .............   $31,443   $22,470




         Intangible assets ........    22,087    24,729
         Assets Held for Investment     1,215     1,252
         -------------------------------------------------
         Other assets .............   $54,745   $48,451
         =================================================

         Other current liabilities consist of the following:

                                                    April 1,   October 2,
                                                     2000         1999
         ----------------------------------------------------------------
                                                      (IN  THOUSANDS)
         Accrued payroll and benefits .........     $25,161     $25,132
         Accrued expenses and other ...........      24,472      22,567
         Reserve for warranty .................      14,149      13,269
         Deferred income ......................      10,701       9,695
         Customer deposits ....................       5,563       2,457
         ----------------------------------------------------------------
         Other current liabilities ............     $80,046     $73,120
         ================================================================

         Other long-term liabilities consist of the following:

                                                    April 1,   October 2,
                                                      2000        1999
         ----------------------------------------------------------------
                                                      (IN  THOUSANDS)
         Deferred compensation ................     $14,402     $11,233
         Deferred income and other ............       2,912       3,435
         Environmental remediation costs ......       1,169       1,169
         Deferred tax liabilities .............         982         982
         ----------------------------------------------------------------
         Other long-term liabilities ..........     $19,465     $16,819
         ================================================================

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

         Management believes that Coherent's probable, nondiscounted net liability at April 1, 2000 for remaining costs associated with the above environmental matters is $1.0 million which has been previously accrued. This amount consists of total estimated probable costs of $1.3 million ($0.1 million included in other current liabilities and $1.2 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $0.3 million included in other assets from other parties named to the order.

8.       Operating Segments:

         In fiscal 1999, Coherent adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers. Coherent's corporate expenses, except for depreciation of corporate assets and general legal expenses, are allocated to the operating segments and are included in corporate and other in the reconciliation of operating results. Furthermore, interest expense, interest income and the provision for income taxes are included in corporate and other in the reconciliation of operating results. Information on reportable segments is as follows (in thousands):

                                         THREE                    SIX
                                     MONTHS  ENDED           MONTHS ENDED
                                     -------------           ------------
                                 APRIL 1,     April 3,    APRIL 1,     April 3,
                                  2000          1999        2000        1999
                                ---------   ---------    ---------    ---------
Net Sales:
     Electro-Optics .........   $  65,301   $  60,761    $ 124,843    $ 112,864
     Medical ................      50,604      37,292       97,379       75,952
     Lambda .................      20,776      18,484       41,653       33,352
                                ---------   ---------    ---------    ---------
     Total Net Sales ........   $ 136,681   $ 116,537    $ 263,875    $ 222,168
                                =========   =========    =========    =========

Intersegment Net Sales:
     Electro-Optics .........   $   7,269   $   5,706    $  13,113    $   9,898
     Medical ................         369         246          831          396
     Lambda .................         283         343          590          511
                                ---------   ---------    ---------    ---------
     Total Intersegment Sales   $   7,921   $   6,295    $  14,534    $  10,805
                                =========   =========    =========    =========

Pretax Income (Loss):
     Electro-Optics .........   $   9,017   $   7,378    $  15,238    $  12,366
     Medical ................       2,245        (776)       3,795          (64)
     Lambda .................       1,297         913        4,586        1,577
     Corporate and other ....         326         171         (775)          82
                                ---------   ---------    ---------    ---------
     Total Pretax Income ....   $  12,885   $   7,686    $  22,844    $  13,961
                                =========   =========    =========    =========

                         COHERENT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

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

         Similarly, Coherent conducts a significant portion of its business internationally. International sales accounted for 58% of Coherent's sales for fiscal 1999 and were 61% and 59% of total sales for the current quarter and six months ended April 1, 2000, respectively. Coherent expects that international sales will continue to account for a significant portion of its net sales in the future. A significant amount of these sales occur through its international subsidiaries, (some of which also perform research, development, manufacturing and service functions), and from exports from its U.S. operations. As a result, Coherent's international sales and operations are subject to the risks of conducting business internationally. Risks include fluctuation in foreign exchange rates, which could affect the sales price in local currencies of products in foreign markets as well as the local costs and expenses of foreign operations. Coherent uses forward exchange, currency swap contracts, currency options and other risk management techniques, to hedge its exposure to currency fluctuations relating to its intercompany transactions and certain firm foreign currency commitments; however, its international subsidiaries remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact Coherent's operations in the future or require it to modify its current business practices.

         Coherent, Inc., a Delaware corporation, (herein referred to as "Coherent" or "Company") is a global leader on the design, manufacture and sales of lasers, laser systems, precision optics and related accessories. Coherent integrates these technologies into a wide variety of products and systems designed to meet the productivity and performance needs of its customers. Major markets include the scientific research community, medical institutions, clinics and private practices, and commercial/OEM (original equipment manufacturer) applications ranging from semiconductor processing and disk mastering to light shows, entertainment, and telecommunications. Coherent also produces and sells optical and laser components to other laser system manufacturers.

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

         Since inception in 1966, Coherent has grown through a combination of internal expansion, joint ventures and strategic acquisitions of companies with related technologies and products. Coherent is a technical leader in every market it serves. Driven by new product application innovations, Coherent has approximately 242 U.S. patents in force, and over the past several years has committed approximately 10% to 11% of annual revenues to research and development efforts.

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

RESULTS OF OPERATIONS
---------------------

CONSOLIDATED SUMMARY

Coherent's net income for the current quarter and six months ended April 1, 2000 was $8.4 million ($0.31 per diluted share) and $15.1 million ($0.57 per diluted share) compared to net income of $5.4 million ($0.22 per diluted share) and $9.6 million ($0.40 per diluted share) in the corresponding prior year periods. The increase in net income was primarily attributable to increases in sales volumes and higher gross profit as a percentage of sales.

NET SALES AND GROSS PROFITS

                              THREE                        SIX
                          MONTHS ENDED                 MONTHS ENDED
                          ------------                 ------------
                                             (IN THOUSANDS)

                        APRIL 1,      April 3,      APRIL 1,     April 3,
                         2000          1999           2000        1999
                        --------      --------      --------     --------
NET SALES
---------

CONSOLIDATED
     Domestic           $ 53,585      $ 45,022      $107,220      $ 91,372
     International        83,096        71,515       156,655       130,796
                        --------      --------      --------      --------
     Total              $136,681      $116,537      $263,875      $222,168
                        ========      ========      ========      ========

ELECTRO-OPTICS:
     Domestic           $ 26,155      $ 22,918      $ 51,998      $ 44,772
     International        39,146        37,843        72,845        68,092
                        --------      --------      --------      --------
     Total              $ 65,301      $ 60,761      $124,843      $112,864
                        ========      ========      ========      ========

MEDICAL:
     Domestic           $ 23,441      $ 18,242      $ 44,809      $ 37,151
     International        27,163        19,050        52,570        38,801
                        --------      --------      --------      --------
     Total              $ 50,604      $ 37,292      $ 97,379      $ 75,952
                        ========      ========      ========      ========

LAMBDA:
     Domestic           $  3,989      $  3,862      $ 10,413      $  9,449
     International        16,787        14,622        31,240        23,903
                        --------      --------      --------      --------
     Total              $ 20,776      $ 18,484      $ 41,653      $ 33,352
                        ========      ========      ========      ========


CONSOLIDATED

         Coherent's sales for the current fiscal quarter and six months ended April 1, 2000 increased $20.1 million (17%) and $41.7 million (19%), respectively, from the same periods a year ago. Sales increases were strong in all three operating segments. During the current quarter, international sales increased $11.6 million (16%) to 61% of total outside sales, and domestic sales increased $8.5 million (19%). Year to date, international sales increased $25.9 million (20%) to 59% of total outside sales, and domestic sales increased $15.8 million (17%).

         The gross margin rate increased to 50% from 47% for both the current quarter and six months ended April 1, 2000 compared to the same periods a year ago. Margins improved in all three operating segments. The current quarter improvement was primarily due to higher sales volumes and increased sales of higher margin hair removal and commercial electro-optical products. The year to date improvement was primarily due to higher sales of higher margin hair removal systems and lithography products as well as lower warranty costs in the Electro-Optics and Medical segments.

ELECTRO-OPTICS

         Electro-Optics net sales increased $4.5 million (7%) and $12.0 million (11%) for the second quarter and six months ended April 1, 2000, respectively, compared to the corresponding prior year periods. Domestic sales increased $3.2 million (14%) while international sales increased $1.3 million (3%) during the current quarter. Year to date, domestic sales increased $7.2 million (16%) while international sales increased $4.8 million (7%). Sales increased primarily due to higher sales volumes in commercial solid state products, including diode lasers to the computer-to-plate, disk mastering, non-metal PCB hole drilling and telecommunications markets. Telecommunication market sales for the current quarter and six months increased 89% and 83% to $1.7 million and $3.3 million, respectively, compared to the corresponding prior year periods.

         The gross margin rate increased to 52% from 47% for the current quarter compared to the same quarter one year ago and increased to 50% from 47% for the six months ended April 1, 2000 compared to the same periods a year ago. The improvement was primarily due to increased sales of higher margin commercial solid-state products, lower warranty costs and higher sales volumes relative to fixed overhead costs.

MEDICAL

         Medical net sales increased $13.3 million (36%) and $21.4 million (28%) for the second quarter and six months ended April 1, 2000, respectively, compared to the corresponding prior year periods. International sales increased $8.1 million (43%) while domestic sales increased $5.2 million (28%) during the current quarter. Year to date, international sales increased $13.8 million (35%) while domestic sales increased $7.6 million (21%). The increases were primarily due to the acquisition of Star Medical in May 1999, where we now recognize the full sales value of LightSheer(TM) hair removal systems instead of only the commission revenue recognition in the prior year periods and to strong sales growth in Ophthalmic products, including the OPAL Photoactivator(TM).

         The gross margin rate increased to 51% from 48% in the current quarter compared to the same quarter one year ago and increased to 50% from 49% for the six months ended April 1, 2000, compared to the same period one year ago. The improvement resulted from higher shipments of higher margin hair products, lower warranty costs, and higher sales volumes relative to fixed overhead costs.

LAMBDA

         Lambda net sales increased $2.3 million (12%) and $8.3 million (25%) for the second quarter and six months ended April 1, 2000, respectively, compared to the corresponding prior year periods. International sales increased $2.2 million (15%) while domestic sales increased $0.1 million (3%) during the current quarter. Year to date, international sales increased $7.3 million (31%) while domestic sales increased $1.0 million (10%). The increases were primarily due to increased shipments of commercial products, primarily lasers used in photolithography systems.

         The gross margin rate increased to 43% from 42% in the current quarter compared to the same quarter one year ago and increased to 47% from 45% for the six months ended April 1, 2000, compared to the same period one year ago. The increases resulted from increased sales of photolithography systems at higher margins and fewer sales of lower margin scientific systems.

OPERATING EXPENSES

                                              THREE                        SIX
                                           MONTHS ENDED                MONTHS ENDED
                                           ------------                ------------
                                       APRIL 1,      April 3,       APRIL 1,     April 3,
                                         2000          1999           2000         1999
                                       --------      --------       --------     --------
                                                      (IN THOUSANDS)
Research & development                 $ 14,388      $ 10,779      $ 26,762      $ 21,694
Selling, general & administrative        39,724        34,570        75,482        67,048
Intangibles amortization                  2,222         1,061         4,401         2,212
-----------------------------------------------------------------------------------------
Total operating expenses               $ 56,334      $ 46,410      $106,645      $ 90,954
=========================================================================================

         Total operating expenses increased $9.9 million (21%) during the second quarter compared to the same period last year and as a percentage of sales increased to 41% from 40%. Year to date, total operating expenses increased $15.7 million (17%), but as a percentage of sales decreased to 40% from 41%.

         Research and development (R&D) expenses increased $3.6 million (33%) during the second quarter compared to the same period last year, and as a percentage of sales increased to 11% from 9%. Year to date, R&D expenses increased $5.1 million (23%), but as a percentage of sales remained at 10%. The increases were primarily due to increased spending on lithography, telecommunications and other projects, the acquisition of Star Medical in May 1999, and increased headcount to carry out such projects.

         Selling, general and administrative (SG&A) expenses increased $5.2 million (15%) for the current quarter, but decreased as a percentage of sales from 30% to 29% compared to the same period last year. Year to date, such expenses increased $8.4 million (13%), but decreased as a percentage of sales from 30% to 29% compared to the same period last year. The current quarter dollar increase was due to increased sales and marketing costs to support increased sales volumes, launching of new products and increased headcount. The year to date dollar increase was due to increased sales and marketing costs to support increased sales volumes, increased headcount and the write-off of a permanently impaired intangible asset of $1.0 million related to the catalog business unit of the Electro-Optics segment.

         Intangibles amortization expenses increased $1.2 million (109%) and $2.2 million (99%) for the current quarter and six months ended April 1, 2000, respectively. The increases are primarily due to the acquisition of Star Medical.

OTHER INCOME (EXPENSE)

          Other income, net increased $0.6 million to net income of $0.4 million from net expense of $0.2 million during the current quarter and decreased $1.0 million to net expense of $1.3 million from net expense of $0.3 million for the six months ended April 1, 2000 compared to the corresponding prior year periods. The current quarter increase was primarily due to increased interest income on increased investments, the receipt of an insurance settlement at a manufacturing facility and the non-recurrence of other miscellaneous expenses, partially offset by increased interest expense on the Star acquisition debt. The year to date decrease was primarily due to increased interest expense on the Star acquisition debt, partially offset by increased interest income on increased investments, the receipt of an insurance settlement at a manufacturing facility and the non-recurrence of other miscellaneous expenses.

INCOME TAXES

         Coherent's effective tax for the current quarter was 35% compared to 30% for the same quarter last year. Coherent's effective tax rate for the six months ended April 1, 2000 was 34% compared to 31% for the same prior year period. Coherent's effective tax rate increased as result of higher profit before income taxes in fiscal 2000 with relatively flat tax credits compared to fiscal 1999.

EURO CONVERSION

         As with many multinational companies operating in Europe, beginning in January 1999, Coherent was affected by the conversion of eleven European currencies into a common currency, the euro. Based on its assessment, Coherent does not believe the conversion has had a material impact on the competitiveness of its products or increased the likelihood of contract cancellations in Europe, where there already exists substantial price transparency. Coherent also believes its current accounting systems accommodate the euro conversion with minimal intervention and does not expect to experience material adverse tax consequences as a result of the conversion. The convergence of currencies into the euro has simplified the Coherent's currency risk management process, including its use of derivatives to manage that risk. The cost of addressing the euro conversion is not expected to be material and will be charged to operations as incurred. Coherent will continue to assess the impact of the introduction of the euro currency over the transition period as well as the period subsequent to the transition period, as applicable.

FINANCIAL CONDITION
-------------------

LIQUIDITY AND CAPITAL RESOURCES

         Coherent's primary sources of liquidity are cash, cash equivalents and short-term investments of $76.6 million. Additional sources of liquidity are Coherent's multi-currency line of credit and bank credit facilities totaling $69.6 million. As of April 1, 2000, Coherent had $56.0 million unused and available under these credit facilities.

         During the first quarter of fiscal 1997, Coherent signed a lease for 216,000 square feet of office, research and development and manufacturing space for its Medical Group headquarters in Santa Clara, California. The lease expires in December 2001. Coherent has an option to purchase the property for $24.0 million, or at the end of the lease arrange for the sale of the property to a third party with Coherent retaining an obligation to the owner for the difference between the sale price, if less than $20.8 million, and $20.8 million, subject to certain provisions of the lease. If Coherent does not purchase the property or arrange for its sale as discussed above, Coherent would be obligated for an additional lease payment of approximately $20.8 million. Coherent occupied the building in July 1998 and commenced lease payments at that time. The lease requires Coherent to maintain specified financial covenants, all of which Coherent was in compliance with as of April 1, 2000.

CHANGES IN FINANCIAL CONDITION

         Cash and cash equivalents decreased $10.5 million (27%) from October 2, 1999. Operations and changes in exchange rates used $15.8 million, including $18.2, net, million used to purchase short-term investments. Investing activities used $19.8 million, including $10.9 million used to acquire property and equipment, net, $3.1 million used to acquire Microlase and other, net used $5.8 million. Financing activities provided $25.1 million with net debt borrowings of $13.8 million and $11.3 million from the sale of shares under employee stock plans.

         Net accounts receivable increased $18.5 million (19%) primarily due to increases in the Medical segment to support increased sales and increases in the Lambda segment due to extended payment terms with a large Japanese commercial customer.

         Net inventories increased $14.6 million (15%) primarily due to increases in the Lambda segment to support the lithography business and increases in the Medical segment due to increased demo and new product inventory of the OPAL Photoactivator, on which FDA clearance was received after the end of the quarter.

         Short-term borrowings increased $9.2 million (64%) primarily due to borrowings incurred within our Lambda segment to fund its higher working capital needs and capital spending necessitated by its rapid growth.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

INTEREST RATE SENSITIVITY

         Coherent maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These trading securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at April 1, 2000 the fair value of the portfolio would decline by an immaterial amount. Coherent has the ability to generally hold its fixed income investments until maturity and therefore Coherent would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

         Coherent has fixed rate long-term debt of approximately $80.4 million, and a hypothetical 10 percent decrease in interest rates would not have a material impact on the fair market value of this debt. Coherent does not hedge any interest rate exposures.

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

         Coherent had $25.3 million of short-term forward exchange contracts, denominated in major foreign currencies, which approximated the fair value of such contracts and their underlying transactions at April 1, 2000. Gains and losses related to these instruments at April 1, 2000 were not material. Looking forward, Coherent does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

         The following table provides information about the Coherent's foreign exchange forward contracts at April 1, 2000. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the fair value approximates the weighted average contractual foreign currency exchange rate value of the contracts at April 1, 2000.

         Forward contracts to sell (buy) foreign currencies for U.S. dollars:

                                     (in thousands, except contract rates)
                                     -------------------------------------
                                          Average         U.S.
                                         Contract       Notional         Fair
                                           Rate          Amount          Value
                                         --------       --------         -----
           Euro                            1.035        $16,760         $15,496
           British Pound Sterling          1.636          4,923           4,801
           Swedish Krone                   8.318          2,669           2,575
           Danish Krone                    7.222            949             881
           Japanese Yen                   98.421            813             777
           Norwegian Kroner                8.147            626             603
           Hong Kong Dollar                7.854            166             167

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

                                 COHERENT, INC.

                                 (Registrant)



Date: May 9, 2000                 By: ROBERT J. QUILLINAN
                                      ---------------------------------------
                                      Robert J. Quillinan
                                      Executive Vice President and
                                      Chief Financial Officer