Form 10-Q
period 2000-07-01
COHERENT INC
filed 2000-08-11
CIK 21510

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                         ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUES:

The number of shares outstanding of registrant's common stock, par value $.01 per share, at August 3, 2000 was 27,011,067 shares.

                                 COHERENT, INC.

                                      INDEX



                                                                                                      Page No.
                                                                                                      --------
PART I.           FINANCIAL INFORMATION

Item I.           Consolidated Financial Statements

                  Condensed Consolidated Statements of Income --
                      Three months and nine months ended July 1, 2000 and July 3, 1999                    3

                  Condensed Consolidated Balance Sheets --
                       July 1, 2000 and October 2, 1999                                                   4

                  Condensed Consolidated Statements of Cash Flows --
                      Three months and nine months ended July 1, 2000 and July 3, 1999                    5

                  Notes to Condensed Consolidated Financial Statements                                    6

Item 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                             24

PART II.          OTHER INFORMATION                                                                      26

Item I.           Legal Proceedings                                                                      26

Item 2.           Changes in Securities and Use of Proceeds                                              26

Item 3.           Defaults Upon Senior Securities                                                        26

Item 4.           Submission of Matters to a Vote of Security Holders                                    26

Item 5.           Other Information                                                                      26

Item 6.           Exhibits and Reports on Form 8-K                                                       26

SIGNATURES                                                                                               27

                          PART I. FINANCIAL INFORMATION

                         COHERENT, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  THREE                        NINE
                                                              MONTHS  ENDED                 MONTHS ENDED
                                                         -----------------------       --------------------
                                                         JULY 1,         July 3,       JULY 1,      July 3,
                                                           2000           1999           2000           1999
-------------------------------------------------------------------------------------------------------------------
NET SALES                                               $149,436      $115,051        $413,311   $337,219
COST OF SALES                                             75,227        60,306         208,296    177,266
-------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                              74,209        54,745         205,015    159,953
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Research and development                             15,494        11,917         42,2563      3,611
     In-process research and development                                16,000                     16,000
     Selling, general and administrative                  41,978        32,553         117,460     99,601
     Intangibles amortization                              2,163         1,413           6,564      3,625
-------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                  59,635        61,883         166,280    152,837
-------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                             14,574        (7,138)         38,735      7,116
OTHER INCOME (EXPENSE):
     Interest and dividend income                          1,075           651           3,673      2,057
     Interest expense                                     (1,621)       (1,428)         (4,815)    (2,296)
     Foreign exchange gain (loss)                            154           (60)           (201)       (63)
     Other - net                                             590            94             224       (734)
-------------------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE), NET                            198          (743)         (1,119)    (1,036)
-------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                         14,772        (7,881)         37,616      6,080
PROVISION (BENEFIT) FOR INCOME TAXES                       4,875        (2,817)         12,643      1,498
-------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                       $  9,897      $ (5,064)       $ 24,973   $  4,582
===================================================================================================================
NET INCOME (LOSS) PER SHARE:
     BASIC                                              $    .39      $   (.21)       $   1.00   $    .19
     DILUTED                                            $    .36      $   (.21)            .93   $    .19
===================================================================================================================
SHARES USED IN COMPUTATION:
     BASIC                                                25,314         24,018         24,908     23,914
     DILUTED                                              27,500         24,018         26,896     24,451
===================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      COHERENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (UNAUDITED; IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)

                                                                        JULY 1,                      October 2,
                                                                         2000                           1999
----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and equivalents                                                $ 30,538                    $ 38,279
     Short-term investments                                                44,611                      30,637
     Accounts receivable - net of allowances of
         $6,035 in 2000 and $4,592 in 1999                                109,392                      95,003
     Inventories                                                          122,468                      97,902
     Prepaid expenses and other assets                                     29,215                      18,738
     Deferred tax assets                                                   38,686                      37,014
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                      374,910                     317,573
----------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                                                    180,244                     165,630
ACCUMULATED DEPRECIATION AND AMORTIZATION                                 (84,465)                    (75,676)
----------------------------------------------------------------------------------------------------------------
     Property and equipment - net                                          95,779                      89,954
----------------------------------------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
     $13,218 in 2000 and $9,372 in 1999                                    38,722                      39,490
OTHER ASSETS                                                               53,725                      48,451
----------------------------------------------------------------------------------------------------------------
                                                                         $563,136                    $495,468
================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term borrowings                                               $ 13,177                    $ 14,371
     Current portion of long-term obligations                               7,747                       8,599
     Accounts payable                                                      27,911                      18,343
     Income taxes payable                                                  11,778                       8,221
     Other current liabilities                                             85,955                      73,120
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                 146,568                     122,654
----------------------------------------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                                      69,474                      74,745
OTHER LONG-TERM  LIABILITIES                                               21,034                      16,819
MINORITY INTEREST IN SUBSIDIARIES                                           5,548                       3,945
STOCKHOLDERS' EQUITY:
     Common stock, par value $.01
         Authorized - 50,000 shares
         Outstanding 25,476 in 2000 and 24,062 in 1999                        253                         240
     Additional paid-in capital                                           128,548                     106,748
     Notes receivable from stock sales                                     (1,392)                       (557)
     Accumulated other comprehensive income (loss)                         (2,608)                        136
     Retained earnings                                                    195,711                     170,738
----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                320,512                     277,305
----------------------------------------------------------------------------------------------------------------
                                                                         $563,136                    $495,468
================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                                              NINE
                                                                                            MONTHS ENDED
                                                                             -----------------------------------------
                                                                                JULY 1,                     July 3,
                                                                                 2000                        1999
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $  24,973                      $ 4,582
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Write-off of in-process research and development                                                    16,000
         Purchases of short-term investments                                  (157,797)                     (85,857)
         Proceeds from sales of short-term investments                         143,776                       76,700
         Changes in assets and liabilities                                     (27,981)                      (3,964)
         Depreciation and amortization                                          12,584                       10,375
         Intangibles amortization                                                6,564                        3,625
         Other adjustments                                                       3,115                        1,229
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        5,234                       22,690
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                  (19,862)                     (15,524)
     Acquisition of businesses, net of cash acquired                            (4,422)                     (64,012)
     Other  - net                                                               (4,591)                       1,154
----------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                         (28,875)                     (78,382)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term debt borrowings                                                   2,862                       71,679
     Long-term debt repayments                                                  (8,326)                      (1,009)
     Short-term borrowings                                                      25,182                       15,399
     Short-term repayments                                                     (25,241)                     (12,553)
     Cash overdrafts                                                             2,935                        1,634
     Sales of shares under employee stock plans                                 15,995                        2,348
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       13,407                       77,498
----------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
     ON CASH AND EQUIVALENTS                                                     2,493                           36
----------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and equivalents                            (7,741)                      21,842
     Cash and equivalents, beginning of period                                  38,279                       15,944
----------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                                          $  30,538                      $37,786
======================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those reflected in our annual report to stockholders for the year ended October 2, 1999. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year.

         Certain prior period amounts have been reclassified to conform with the current period presentation. Such reclassification had no impact on net income or retained earnings for any period presented.

2.       In December 1999, the staff of the Securities and Exchange Commission
         (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles (GAAP) to revenue recognition in financial statements. We are required to adopt SAB 101 in the fourth quarter of 2001. Although we believe our revenue recognition policies are in accordance with GAAP, we are currently studying SAB 101 and have not determined its impact, if any, on our financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In May 1999, SFAS 133 was amended to defer its effective date. SFAS 133 will be effective for our first quarterly filing of fiscal 2001. Management believes that this statement will not have a significant impact, if any, on our financial position or results of operations.

3. In December 1999, we acquired the remaining 75% interest of Microlase Optical Systems, Ltd (Microlase), in Glasgow, Scotland, for approximately $3.2 million cash. We now own the entire share capital of Microlase. Microlase is the manufacturer of a range of advanced solid-state lasers that are used in a number of developing applications including scientific research and semiconductor test equipment. The acquisition was accounted for as a purchase and, accordingly, we have recorded the approximately $2.2 million excess of the purchase price over the fair value of net assets acquired as goodwill and other intangible assets, which will be amortized over 5 years.

         In May 2000, we acquired the net assets of Lasertec BV, in Barendrecht, Netherlands, for approximately $1.3 million cash. Lasertec provides us with a subsystem strategy to process materials for customers using a variety of laser technologies. The acquisition was accounted for as a purchase, and accordingly, we have recorded the approximately $1.3 million excess of the purchase price over the fair value of assets acquired as goodwill, which will be amortized over 3 years.

4. The components of comprehensive income, net of tax, are as follows:

                                                              Three Months Ended       Nine Months Ended
                                                             July 1,       July 3,    July 1,      July 3,
                                                              2000          1999       2000         1999
                                                           -------------------------------------------------
                                                                      (IN THOUSANDS)
         Net income                                        $9,897        $(5,064)      $24,973      $4,582
         Translation adjustment                              (832)        (1,400)       (2,789)     (3,293)
         Changes in unrealized gain on investment              45                           45
                                                           -------       --------      -------      -------
         Total comprehensive income                        $9,110        $(6,464)      $22,229      $1,289
                                                           =======       ========      =======      ======

         Accumulated other comprehensive income at July 1, 2000 is comprised of accumulated translation adjustments of ($2,653,000) and unrealized gain investments of ($45,000), respectively. Accumulated other comprehensive income at October 2, 1999 is comprised of accumulated translation adjustments of $136,000.

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

         The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:


                                                                      Three Months Ended           Nine Months Ended
                                                                     July 1,      July 3,         July 1,     July 3,
                                                                       2000         1999            2000        1999
                                                                    --------------------------------------------------
                                                                                     (IN THOUSANDS)
         Weighted average shares outstanding - Basic                  25,314       24,018           24,908     23,914
              Common stock equivalents                                 2,007                         1,804        321
              Employee stock purchase plan equivalents                   179                           184        216
                                                                     -------      -------         --------    -------
         Weighted average shares and equivalents - Diluted            27,500       24,018           26,896     24,451
                                                                     =======      =======         ========    =======
         Net income for basic and diluted
              earnings per share computation                         $ 9,897     $ (5,064)         $24,973    $ 4,582
                                                                     =======     =========        ========    =======


         53,000 and 1,570,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the three months ended July 1, 2000 and July 3, 1999, respectively. 556,000 and 1,896,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the nine months ended July 1, 2000 and July 3, 1999, respectively.

6.       Balance Sheet Detail:

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

                                                            July 1,                            October 2,
                                                             2000                                 1999
         --------------------------------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)
         Purchased parts and assemblies                   $ 41,285                                $26,200
         Work-in-process                                    41,547                                 33,098
         Finished goods                                     39,636                                 38,604
         --------------------------------------------------------------------------------------------------------
         Net inventories                                  $122,468                                $97,902
         ========================================================================================================

         Prepaid expenses and other assets consist of the following:


                                                           July  1,                            October 2,
                                                             2000                                 1999
         --------------------------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
         Prepaid income taxes                              $13,968                                $ 4,943
         Prepaid expenses and other                         15,247                                 13,795
         --------------------------------------------------------------------------------------------------------
         Prepaid expenses and other assets                 $29,215                                $18,738
         ========================================================================================================

         Other assets consist of the following:

                                                            July 1,                            October 2,
                                                             2000                                 1999
         --------------------------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
         Other assets                                      $31,771                                $22,470
         Intangible assets                                  20,757                                 24,729
         Assets held for investment                          1,197                                  1,252
         --------------------------------------------------------------------------------------------------------
         Other assets                                      $53,725                                $48,451
         ========================================================================================================

         Other current liabilities consist of the following:

                                                            July 1,                            October 2,
                                                             2000                                 1999
         --------------------------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
         Accrued payroll and benefits                      $29,620                                $25,132
         Accrued expenses and other                         23,333                                 22,567
         Reserve for warranty                               16,239                                 13,269
         Deferred income                                    11,702                                  9,695
         Customer deposits                                   5,061                                  2,457
         --------------------------------------------------------------------------------------------------------
         Other current liabilities                         $85,955                                $73,120
         ========================================================================================================

         Other long-term liabilities consist of the following:

                                                            July 1,                            October 2,
                                                            2000                                  1999
                                                                         (IN THOUSANDS)
         --------------------------------------------------------------------------------------------------------
         Deferred compensation                             $16,111                                $11,233
         Deferred income and other                           3,147                                  3,435
         Environmental remediation costs                     1,169                                  1,169
         Deferred tax liabilities                              607                                    982
         --------------------------------------------------------------------------------------------------------
         Other long-term liabilities                       $21,034                                $16,819
         ========================================================================================================

7. Certain claims and lawsuits have been filed or are pending against Coherent. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on our consolidated financial position or results of operations.

         Coherent, along with several other companies, has been named as a party to a remedial action order issued by the California Department of Toxic Substance Control relating to soil and groundwater contamination at and in the vicinity of the Stanford Industrial Park in Palo Alto, California, where our former headquarters facility is located. The responding parties to the Regional Order (including Coherent) have completed Remedial Investigation and Feasibility

         Reports, which were approved by the State of California. The responding parties have installed four remedial systems and have reached agreement with responding parties on final cost sharing.

         Coherent was also named, along with other parties, to a remedial action order for the Porter Drive facility site itself in Stanford Industrial Park. The State of California has approved the Remedial Investigation Report, Feasibility Study Report, Remedial Action Plan Report and Final Remedial Action Report, prepared by us for this site. We have been operating remedial systems at the site to remove subsurface chemicals since April 1992. During fiscal 1997, we settled with the prior tenant and neighboring companies, on allocation of the cost of investigating and remediating the site at 3210 Porter Drive, Palo Alto, and the bordering site at 3300 Hillview Avenue, Palo Alto.

         Management believes that its probable, nondiscounted net liability at July 1, 2000 for remaining costs associated with the above environmental matters is $1.0 million which has been previously accrued. This amount consists of total estimated probable costs of $1.3 million ($0.1 million included in other current liabilities and $1.2 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $0.3 million included in other assets from other parties named to the order.

8.       Operating Segments:

         In fiscal 1999, we adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers. Our corporate expenses, except for depreciation of corporate assets and general legal expenses, are allocated to the operating segments and are included in corporate and other in the reconciliation of operating results. Furthermore, interest expense, interest income and the provision for income taxes are included in corporate and other in the reconciliation of operating results. Information on reportable segments is as follows:


                                                                    THREE                           NINE
                                                                MONTHS  ENDED                    MONTHS ENDED
                                                        -------------------------           ---------------------
                                                                               (IN THOUSANDS)
                                                          JULY 1,          July 3,            JULY 1,     July 3,
                                                            2000             1999              2000        1999
                                                        ----------       ---------          ---------   ---------
         Net Sales:
               Electro-Optics                           $  70,782        $  58,674          $195,625    $171,538
               Medical                                     55,554           40,483           152,933     116,435
               Lambda Physik                               23,100           15,894            64,753      49,246
                                                       ----------       ----------        ----------   ---------
               Total Net Sales                           $149,436        $ 115,051          $413,311    $337,219
                                                       ==========       ==========        ==========   =========

         Intersegment Net Sales:
               Electro-Optics                            $  7,780        $   5,717          $ 20,893    $ 15,615
               Medical                                        627              244             1,457         639
               Lambda Physik                                  190              141               781         653
                                                       ----------       ----------        ----------   ---------
               Total Intersegment Sales                  $  8,597        $   6,102          $ 23,131    $ 16,907
                                                       ==========       ==========        ==========   =========

         Pretax Income (Loss):
               Electro-Optics                            $ 11,255        $   4,494          $ 26,493    $ 16,860
               Medical                                      3,479          (12,384)            7,274     (12,448)
               Lambda Physik                                  136              912             4,722       2,488
               Corporate and other                            (98)            (903)             (873)       (820)
                                                       -----------       ----------       -----------   ---------
               Total Pretax Income (Loss)                $ 14,772         $  (7,881)         $ 37,616    $  6,080
                                                       ==========        ==========       ===========   =========

9.       Subsequent Event:

         On July 26, 2000, we completed a public offering of 1,500,000 shares of common stock at an offering price of $65.00 per share. The net proceeds to Coherent, after deducting underwriting discounts and offering expenses was approximately $91,800,000. These net proceeds will be used for acquisitions of or investments in businesses, technologies and products, continued development of new technologies and general corporate purposes.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The statements in this document that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties, including risks associated with uncertainties related to currency translations, contract cancellations, manufacturing risks, competitive factors, uncertainties pertaining to customer orders, demand for products and services, development of markets for our products and services and other risks identified in our SEC filings. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For a discussion of these risks and uncertainties, see the section of this Form 10-Q entitled "Risk Factors". We also refer you to our annual report on Form 10-K for the fiscal year ended October 2, 1999 under the heading "Risk Factors" in Part I, Item 1. Business.

We are one of the world's leading suppliers of photonics-based solutions for a broad range of commercial, medical and scientific applications. We design, manufacture and market lasers, laser-based systems, precision optics and related accessories for a diverse group of customers. Since inception in 1966, we have grown through a combination of internal expansion and strategic acquisitions of companies with related technologies and products. While our products address a broad range of applications, we are now increasingly concentrating our efforts on three rapidly growing segments of the photonics market: semiconductor and related manufacturing, optical telecommunications and medical applications. Within these three market segments, we are focusing on the following five key initiatives:

-        deep ultra-violet, or DUV, lithography;

-        semiconductor processing and microelectronics packaging;

-        optical telecommunications;

-        hair removal; and

- age-related macular degeneration, or AMD, an emerging ophthalmic market.

We are also focusing on the development and production of high power, semiconductor-based lasers for a variety of applications.

We have three reportable business segments: Electro-Optics, Medical and Lambda Physik, which work with customers to provide cost-effective photonics-based solutions. In addition to the semiconductor and related manufacturing and optical telecommunications markets, the Electro-Optics segment focuses on markets such as materials processing, scientific research, printing and reprographics and advanced packaging. Our Medical segment focuses on the aesthetic, ophthalmic and surgical markets, with an emphasis in the aesthetic market on hair removal and in the ophthalmic market on the treatment of retinal diseases, including age-related macular degeneration, or AMD. Lambda Physik focuses on lithography, with other target markets including lasers for the production of flat panel displays, ink jet printers and fiber bragg gratings, refractive surgery, scientific research, materials processing and micro-machining applications.

As lasers become less expensive, smaller and more reliable, they are increasingly replacing conventional tools and enabling technological advances in a variety of applications and industries. Our three reportable business segments, Electro-Optics, Medical and Lambda Physik, provide products that address a broad range of applications, including the following:

- SEMICONDUCTOR AND RELATED MANUFACTURING - Lasers are increasingly being used for multiple steps in the semiconductor manufacturing process. We currently provide excimer lasers for DUV lithography, a process used to print a master image of a circuit layer onto a semiconductor wafer, and for the flat panel display industry. We manufacture ion lasers for direct imaging of photomasks and printed circuit boards, and diode-pumped solid-state, or DPSS, lasers to detect defects in photomasks, semiconductor chips and printed circuit boards. In the semiconductor, inspection, measurement, test and repair sector, our DPSS lasers and carbon dioxide, or CO2, lasers are used for advanced packaging and interconnects.

- OPTICAL TELECOMMUNICATIONS - We manufacture lasers and optical components that enable increased bandwidth by allowing multiple wavelengths of light to travel across the same fiber. We are developing a new type of laser, an Optically Pumped Semiconductor laser, that generates sufficient power to eliminate the need for multiple pump lasers in fiber optic networks. Before this laser can be commercially deployed, we must develop packaging for the product and the product must meet Telcordia requirements. We also serve the fiber bragg grating market with our ion and excimer lasers, and provide a new etalon for optical telecommunications applications, which enhances the frequency stability of laser transmitters when integrated into dense wavelength division multiplexing, or DWDM, network components.

- MEDICAL - We pioneered the development of lasers used in medical applications 30 years ago and remain a leader and innovator in the aesthetic, ophthalmic and surgical markets. For example, our laser systems are used for the treatment of secondary cataracts, retinal diseases and the wet "classical" form of AMD, which is a leading cause of blindness in the elderly. We also produce a compete line of innovative laser products for aesthetic procedures, including the first semiconductor laser system that received clearance from the FDA to claim permanence in hair reduction. We also provide excimer lasers for refractive surgery.

- PRINTING AND REPROGRAPHICS - Working with professionals in the printing industry, we design semiconductor and DPSS lasers used in complex computer-to-plate printing systems that simplify the process of engraving printing plates. We also provide excimer lasers for the production of ink jet printers (drilling of ink jet nozzles to provide higher resolution, better quality printers).

- MATERIALS PROCESSING - Our semiconductor and CO2 lasers are used for cutting, marking, welding and other applications where high accuracy, high speed and low processing costs are important.

- SCIENTIFIC AND INSTRUMENTATION - Historically, we have maintained close relationships with the scientific market, which has provided an ideal test market for leading-edge laser technology. For example, our ion lasers are sold to instrument manufacturers for applications such as cell sorting and DNA and protein sequencing. Excimer lasers are used in biotechnology, environmental, spectroscopy, physical chemistry and photochemistry.

We operate in a technologically advanced, dynamic and highly competitive environment. Our future operating results are, and will continue to be, subject to quarterly variations based on a variety of factors, many of which are beyond our control. While we attempt to identify and respond to these conditions in a timely manner, such conditions represent significant risks to our performance.

We conduct a significant portion of our business internationally. International sales accounted for 58% of our net sales for fiscal 1999 and were 57% and 58% of net sales for the current quarter and nine months ended

July 1, 2000, respectively. We anticipate that international sales will continue to account for a significant portion of our net sales in the foreseeable future. A portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales results from exports to foreign distributors and resellers. As a result, our international sales and operations are subject to the risks of conducting business internationally. We are also subject to the risks of fluctuating foreign exchange rates, which could materially adversely affect the sales price of our products in foreign markets as well as the costs and expenses of our international subsidiaries. While we use forward exchange contracts, currency swap contracts, currency options and other risk management techniques to hedge our currency exposure, we remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact our operations in the future or require us to modify current business practices.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

Net income for the current quarter and nine months ended July 1, 2000 was $9.9 million ($0.36 per diluted share) and $25.0 million ($0.93 per diluted share). Net income for the nine months ended July 3, 1999 was $4.6 million ($0.19 per diluted share), which includes the fiscal 1999 third quarter $10.7 million ($0.45 per diluted share) after tax write-off of purchased in-process research and development resulting from the acquisition of Star Medical Technologies, Inc. of Pleasanton, California. Proforma net income (exclusive of this write-off) for the third quarter and nine months ended July 3, 1999 was $5.7 million ($0.24 per diluted share) and $15.3 million ($0.63 per diluted share), respectively. Proforma net income increased $4.2 million and $9.7 million for the current quarter and year-to-date, respectively, compared to the prior year corresponding periods. The increases in proforma net income were primarily attributable to increases in sales volumes and higher gross profit as a percentage of sales.

NET SALES


                                                 THREE                              NINE
                                             MONTHS ENDED                      MONTHS ENDED
                                    ---------------------------          ----------------------
                                                             (IN THOUSANDS)

                                       JULY 1,          July 3,            JULY 1,     July 3,
                                         2000            1999                2000        1999
                                    ----------        ---------          ---------   ----------
NET SALES

CONSOLIDATED
     Domestic                         $ 64,953         $ 52,518          $172,173    $143,890
     International                      84,483           62,533           241,138     193,329
                                    ----------       ----------        ----------   ---------
     Total                            $149,436         $115,051          $413,311    $337,219
                                      ========         ========          ========    ========

ELECTRO-OPTICAL:
     Domestic                         $ 30,538         $ 25,435          $ 82,536    $ 70,207
     International                      40,244           33,239           113,089     101,331
                                    ----------       ----------        ----------   ---------
     Total                            $ 70,782         $ 58,674          $195,625    $171,538
                                     ==========       =========          ========    ========

MEDICAL:
     Domestic                         $ 31,525         $ 21,859          $ 76,334    $ 59,010
     International                      24,029           18,624            76,599      57,425
                                    ----------       ----------        ----------   ---------
     Total                            $ 55,554         $ 40,483          $152,933    $116,435
                                     =========        =========          ========   ==========




LAMBDA PHYSIK:
     Domestic                         $  2,890         $  5,224          $ 13,303    $ 14,673
     International                      20,210           10,670            51,450      34,573
                                    ----------       ----------        ----------   ---------
     Total                            $ 23,100         $ 15,894          $ 64,753    $ 49,246
                                     =========       =========         ==========   =========


CONSOLIDATED

Net sales for the current fiscal quarter and nine months ended July 1, 2000 increased $34.4 million (30%) and $76.1 million (23%), respectively, from the same periods a year ago. During the current quarter, international sales increased $22.0 million (35%) to 57% of net sales and domestic sales increased $12.4 million (24%). Year to date, international sales increased $47.8 million (25%) to 58% of net sales and domestic sales increased $28.3 million (20%).

ELECTRO-OPTICS

Electro-Optics net sales increased $12.1 million (21%) and $24.1 million (14%) for the third quarter and nine months ended July 1, 2000, respectively, compared to the corresponding prior year periods. International sales increased $7.0 million (21%) while domestic sales increased $5.1 million (20%) during the current quarter. Year to date, domestic sales increased $12.3 million (18%) while international sales increased $11.8 million (12%). The increases were primarily due to higher sales volumes in commercial solid-state products, including semiconductor lasers to the computer-to-plate, disk mastering, non-metal printed circuit board, or PCB, hole drilling and optical telecommunications markets. Optical telecommunications market sales for the current quarter and nine months ended July 1, 2000 increased 427% and 86% to $3.4 million and $5.9 million, respectively, from the corresponding prior year periods.

MEDICAL

Medical net sales increased $15.1 million (37%) and $36.5 million (31%) for the third quarter and nine months ended July 1, 2000, respectively, compared to the corresponding prior year periods. Domestic sales increased $9.7 million (44%) while international sales increased $5.4 million (29%) during the current quarter. Year to date, international sales increased $19.2 million (33%) while domestic sales increased $17.3 million (29%). The increases were primarily due to strong sales growth in Ophthalmic products, including the Opal-TM-Photoactivator-TM- which received FDA clearance on April 13, 2000, and due to the acquisition of Star Medical in May 1999, where we now recognize the full sales value of the LightSheer-TM- family of hair removal systems instead of only the commission revenue recognition through May 1999.

LAMBDA PHYSIK

Lambda Physik net sales increased $7.2 million (45%) and $15.5 million (31%) for the third quarter and nine months ended July 1, 2000, respectively, compared to the corresponding prior year periods. International sales increased $9.5 million (89%) while domestic sales decreased $2.3 million (45%) during the current quarter. Year to date, international sales increased $16.9 million (49%) while domestic sales decreased $1.4 million (9%). The increases were primarily due to increased shipments of commercial products, primarily lasers used in lithography systems.

GROSS MARGIN

CONSOLIDATED

The gross margin rate increased to 49.7% from 47.6% for the current quarter compared to the same quarter one year ago and increased to 49.6% from 47.4% for the nine months ended July 1, 2000 compared to the same period one year ago. Margins improved in the Electro-Optics and Medical segments. The margin improvement was primarily due to higher sales volumes in the Electro-Optics segment and higher sales and increased sales of higher margin Opal and hair removal systems in the Medical segment.

ELECTRO-OPTICS

The gross margin rate increased to 52.6% from 48.9% for the current quarter compared to the same quarter one year ago and increased to 50.8% from 47.5% for the nine months ended July 1, 2000 compared to the same period one year ago. The improvement was primarily due to increased sales of higher margin commercial solid-state products and higher sales volumes relative to fixed overhead costs.

MEDICAL

The gross margin rate increased to 50.3% from 47.7% for the current quarter compared to the same quarter one year ago and increased to 50.4% from 48.7% for the nine months ended July 1, 2000 compared to the same period one year ago. The improvement was primarily due to higher sales and a better mix of product sales, primarily our Opal Photoactivator to treat the wet "classical" form of age-related macular degeneration and our hair removal systems.

LAMBDA PHYSIK

The gross margin rate decreased to 39.0% from 42.5% for the current quarter compared to the same quarter one year ago and decreased slightly to 44.2% from 44.3% for the nine months ended July 1, 2000 compared to the same period one year ago. The current quarter deterioration is primarily due to increased warranty provisions for lithography systems and higher inventory provisions for obsolescence.

OPERATING EXPENSES


                                                                    THREE                            NINE
                                                                 MONTHS  ENDED                    MONTHS ENDED
                                                          -------------------------         ---------------------
                                                          JULY 1,          July 3,            JULY 1,     July 3,
                                                            2000            1999               2000        1999
                                                          -------          --------         --------     --------
                                                                                 (IN THOUSANDS)
Research & development                                    $15,494           $11,917         $ 42,256      $ 33,611
In-process research and development                                          16,000                         16,000
Selling, general & administrative                          41,978            32,553          117,460        99,601
Intangibles amortization                                    2,163             1,413            6,564         3,625
------------------------------------------------------------------------------------------------------------------
Total operating expenses                                  $59,635           $61,883         $166,280      $152,837
==================================================================================================================

         Total operating expenses for the current quarter decreased $2.2 million (4%) and as a percentage of net sales decreased from 54% to 40%, compared to the same period a year ago. Total year-to-date operating expenses increased $13.4 million (9%), but as a percentage of net sales decreased from 45% to 40%, compared to the same period a year ago. Exclusive of the fiscal 1999 third quarter write-off of purchased in-process research and development, current quarter operating expenses increased $13.8 million (30%), but remained at 40% of net sales. Exclusive of the fiscal 1999 third quarter write-off of purchased in-process research and development, current year-to-date operating expenses increased $29.4 million (22%), but as a percentage of net sales decreased to 40% from 41%.

         Research and development (R&D) expenses increased $3.6 million (30%) during the third quarter compared to the same period last year, but as a percentage of net sales remained at 10%. Year to date,

R&D expenses increased $8.6 million (26%), but as a percentage of net sales remained at 10%. The increases were primarily due to increased spending on lithography, optical telecommunications and other projects, the acquisition of Star Medical in May 1999, and an increased number of employees.

         Selling, general and administrative (SG&A) expenses increased $9.4 million (29%) for the current quarter, but as a percentage of net sales remained at 28% compared to the same period last year. Year to date, such expenses increased $17.9 million (18%), but decreased as a percentage of net sales from 30% to 28% compared the same period last year. The dollar increases were primarily due to higher commissions as a result of higher sales, higher marketing expenses for new and pending product introductions, increased investments in information technology, higher headcount-related expenses and the write-off of permanently impaired intangible assets of $1.5 million related to the catalog and optics business unit of the Electro-Optics segment.

         Intangibles amortization expenses increased $0.7 million (53%) and $2.9 million (81%) for the current quarter and nine months ended July 1, 2000, respectively. The increases are primarily due to the acquisition of Star Medical.

OTHER INCOME (EXPENSE)

          Other income, net increased $0.9 million to net income of $0.2 million from net expense of $0.7 million during the current quarter and decreased $0.1 million to net expense of $1.1 million from net expense of $1.0 million for the nine months ended July 1, 2000 compared to the corresponding prior year periods. The current quarter increase was primarily due to increased interest income on increased investments, increased net foreign exchange gains and the non-recurrence of other miscellaneous expenses, partially offset by increased interest expense on the Star acquisition debt. The year-to-date decrease was primarily due to increased interest expense on the Star acquisition debt and increased minority interest expense, partially offset by increased interest income on increased investments, the receipt of an insurance settlement at one of our manufacturing facilities and the non-recurrence of other miscellaneous expenses.

INCOME TAXES

         Our effective tax rate for the current quarter was 33%. Our proforma effective tax rate (excluding the $10.7 million write-off of purchased in-process research and development) for the third quarter of fiscal 1999 was 30%. Our effective tax rate for the nine months ended July 1, 2000 was 34% compared to a year-to-date fiscal 1999 proforma tax rate of 31%. Our effective tax rate increased as a result of higher profit before income taxes in fiscal 2000 with relatively flat tax credits compared to fiscal 1999.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         At July 1, 2000 our primary sources of liquidity were cash, cash equivalents and short-term investments of $75.1 million. Additional sources of liquidity were our multi-currency line of credit and bank credit facilities totaling $72.2 million as of July 1, 2000, of which $61.2 million was unused and available.

         During the first quarter of fiscal 1997, we signed a lease for 216,000 square feet of office, research and development and manufacturing space for our Medical segment headquarters in Santa Clara, California. The lease expires in December 2001. We have an option to purchase the property for $24.0 million, or at the end of the lease arrange for the sale of the property to a third party while retaining an obligation to the owner for the difference between the sale price, if less than $20.8 million, and $20.8 million, subject to certain provisions of the lease. If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of approximately $20.8 million. We occupied the building in July 1998 and commenced lease payments at that time. The lease requires that we maintain specified financial covenants. At July 1, 2000, we were in compliance with these convenants.

         We have committed approximately $13 million to build an additional building at our Electro-Optics facility in Auburn, California to enable us to expand our manufacturing capacity for optical telecommunications products. Additionally, we have committed approximately $9 million to provide coating equipment at this facility. We have also committed approximately $10 million to expand our Lambda Physik manufacturing facility in Gottingen, Germany to expand our manufacturing capacity for DUV lithography systems.

CHANGES IN FINANCIAL CONDITION

         Cash, cash equivalents and short-term investments increased $6.2 million (9%) in the first nine months of fiscal 2000.

         Cash and cash equivalents, at July 1, 2000, decreased $7.7 million (20%) from October 2, 1999. Operations and changes in exchange rates provided $7.7 million, including $14.0 million, net, used to purchase short-term investments. Investing activities used $28.9 million, including $19.9 million used to acquire property and equipment, net, $4.4 million used to acquire businesses and other, net used $4.6 million. Financing activities provided $13.4 million with $16.0 million from the sale of shares under employee stock plans, partially offset by net debt repayments of $2.6 million.

         Net accounts receivable increased $14.4 million (15%) from October 2, 1999 to July 1, 2000 primarily due to increases in the Medical segment sales.

         Net inventories increased $24.6 million (25%) from October 2, 1999 to July 1, 2000 primarily due to increases in the Lambda Physik segment to support the lithography business and increases in the Electro-Optics and Medical segments to support increased sales.

         Accounts payable increased $9.6 million (52%) from October 2, 1999 to July 1, 2000 due to increased inventory levels and other purchases to support increased sales volumes.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

WE MAY EXPERIENCE QUARTERLY AND ANNUAL FLUCTUATIONS IN OUR NET SALES AND OPERATING RESULTS IN THE FUTURE, WHICH MAY RESULT IN VOLATILITY IN OUR STOCK PRICE.

Our net sales and operating results may vary significantly from quarter to quarter and from year to year in the future. A number of factors, many of which are outside of our control, may cause these variations, including:

- fluctuations in demand for, and sales of, our products or prolonged downturns in the industries that we serve;

- ability of our suppliers to produce and deliver components and parts, including sole or limited source components, in a timely manner, in the quantity and quality desired and at the prices we have budgeted;

-        timing or cancellation of customer orders and shipment scheduling;

-        fluctuations in our product mix;

-        foreign currency fluctuations;

- introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

- our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

-        rate of market acceptance of our new products;

- delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

-        our ability to control expenses;

- timing of regulatory approvals and changes in domestic and regulatory environments;

-        level of capital spending of our customers;

-        economic conditions, especially in the Asia-Pacific market;

-        potential obsolescence of our inventory; and

-        costs related to acquisitions of technology or businesses.

         In addition, we often recognize a substantial portion of our sales in the last month of the quarter. Our expenses for any given quarter are typically based on expected sales and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending quickly to compensate for the shortfall. We also base our manufacturing on our forecasted product mix for the quarter. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which would result in delays in the shipment of our products. Accordingly, variations in timing of sales, particularly for our higher priced, higher margin products, can cause significant fluctuations in quarterly operating results. As a result of all these factors, our operating results in one or more future periods may fail to meet the expectations of market analysts or investors. In that event, the trading price of our common stock would likely decline.

         For example, in the third quarter of fiscal 1998 we experienced a problem with our VersaPulse family of products for aesthetic applications because it did not meet customer expectations. As a result, we saw a significant increase in returns and allowances and decrease in sales, which caused a substantial decline in our quarterly results. This situation persisted into the first half of fiscal 1999, by which time we had improved both the reliability and functionality of these products.

         Due to these and other factors, we believe that quarter-to-quarter and year-to-year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below public market analysts' or investors' expectations, which would likely cause the price of our common stock to fall.

WE DEPEND ON SOLE SOURCE OR LIMITED SOURCE SUPPLIERS FOR SOME OF THE KEY COMPONENTS AND MATERIALS, INCLUDING EXOTIC MATERIALS AND CRYSTALS, IN OUR PRODUCTS, WHICH MAKES US SUSCEPTIBLE TO SUPPLY SHORTAGES OR PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

         We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers. Some of these suppliers are relatively small private companies that may discontinue their operations at any time. We typically purchase our components and materials through purchase orders and we have no guaranteed supply arrangement with any of these suppliers. We may fail to obtain these supplies in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products.
Once identified, we would experience further delays from evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

         We rely exclusively on our own production capability to manufacture certain strategic components, optics and optical systems, semiconductor lasers, lasers and laser-based systems. Because we manufacture, package and test these components, products and systems at our own facilities, and such components, products and systems are not readily available from other sources, any interruption in manufacturing would adversely affect our business. In addition, our failure to achieve adequate manufacturing yields at our manufacturing facilities may materially and adversely affect our operating results and financial condition.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO INCREASE OUR SALES VOLUMES AND DECREASE OUR COSTS TO OFFSET ANTICIPATED DECLINES IN THE AVERAGE SELLING PRICES OF OUR PRODUCTS AND, IF WE ARE UNABLE TO REALIZE GREATER SALES VOLUMES AND LOWER COSTS, OUR OPERATING RESULTS MAY SUFFER.

         Our future success depends on the continued growth of the markets for lasers, laser systems, precision optics and related accessories, as well as our ability to identify in advance emerging markets for laser-based systems and other photonic solutions. We cannot assure you that we will be able to successfully identify new high-growth markets in the future. Moreover, we cannot assure you that new markets will develop for our products or our customers' products, or that our technology or pricing will enable such markets to develop. Future demand for our products is uncertain and will depend to a great degree on the continued technological development and the introduction of new or enhanced products. If this does not continue, sales of our products may decline and our business will be harmed.

         We have historically been the industry's high quality, high priced supplier of laser systems. We have in the past experienced decreases in the average selling prices of some of our products. We anticipate that as competing products become more widely available, the average selling price of our products may decrease. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes, our net sales will decline. In addition, to maintain our gross margins, we must continue to reduce the cost of our products. Further, as average selling prices of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our operating results could be seriously harmed, particularly if the average selling prices of our products decrease significantly.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE NEEDS OF OUR CUSTOMERS.

         Our current products address a broad range of commercial, medical and scientific applications in the photonics markets. We cannot assure you that the market for these applications will continue to generate significant or consistent demand for our products. Demand for our products could be significantly diminished by new technologies or products that replace them or render them obsolete.

         Over the last three fiscal years, our research and development expenses have been in the range of 10% to 11% of net sales. Our future success depends on our ability to anticipate our customers' needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly. If we fail to effectively transfer production processes, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed.

WE HAVE VERY LITTLE EXPERIENCE IN PROVIDING OPTICAL COMPONENTS TO THE OPTICAL TELECOMMUNICATIONS MARKET SEGMENT; WE DO NOT CURRENTLY HAVE THE ABILITY TO PACKAGE ACTIVE COMPONENTS; AND, EVEN IF SUCCESSFUL IN DEVELOPING THIS PACKAGING, WE STILL MAY NOT MEET THE STRINGENT TELCORDIA SPECIFICATIONS, ANY OF WHICH COULD LIMIT OUR ABILITY TO SUCCEED IN THIS MARKET.

         We have only recently begun to develop products for the optical telecommunications market. Sales to that market accounted for only $6.0 million, or 1.5%, of net sales during the first nine months of fiscal 2000. Our lack of prior experience in this market could put us at a competitive disadvantage. In addition, we have not yet developed qualified packaging for our active components. Even as we develop this packaging, we still may not meet the stringent Telcordia specifications. Telcordia specifications are worldwide industry telecommunications standards established by an industry consortium. Most potential telecommunications customers demand that we meet these specifications. We do not anticipate that we will have a Telcordia-qualified product before early 2002. Our failure to develop qualified packaging or to meet the Telcordia specifications would seriously harm our future sales of our active optical telecommunications products.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES THAT COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         For the fiscal years ended September 26, 1998 and October 2, 1999 and the nine months ended July 1, 2000, 55%, 58% and 58%, respectively, of our net sales were derived from international sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. A portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales result from exports to foreign distributors and resellers. Our international operations and sales are subject to a number of risks, including:

-        longer accounts receivable collection periods;

-        the impact of recessions in economies outside the United States;

-        unexpected changes in regulatory requirements;

-        certification requirements;

-        reduced protection for intellectual property rights in some countries;

-        potentially adverse tax consequences;

-        political and economic instability; and

-        preference for locally produced products.

         We are also subject to the risks of fluctuating foreign exchange rates, which could materially adversely affect the sales price of our products in foreign markets as well as the costs and expenses of our international sales subsidiaries. While we use forward exchange contracts, currency swap contracts, currency options and other risk management techniques to hedge our foreign currency exposure, we remain exposed to the economic risks of foreign currency fluctuations. For additional discussion about our foreign currency risks, see "Item 3 - Quantitative and Qualitative Disclosures About Market Risk."

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, WHICH COULD ADVERSELY AFFECT OUR COMPETITIVE ADVANTAGE.

         We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We currently hold approximately 325 patents and have approximately 240 pending patent applications that have been filed. We cannot assure you that our patent applications will be approved, that any patents that may issue will protect our intellectual property or that any issued patents will not be challenged by third parties. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us.
We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

         The laser industry is characterized by a very large number of patents, many of which are of questionable validity and some of which appear to overlap with other issued patents. As a result, there is a significant amount of uncertainty in the industry regarding patent protection and infringement. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

- stop manufacturing, selling or using our products that use the infringed intellectual property;

- obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

-        redesign the products that use the technology.

         If we are forced to take any of these actions, our business may be seriously harmed. We do not have insurance to cover potential claims of this type.

         We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to protect these rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel.

WE DEPEND ON SKILLED PERSONNEL TO OPERATE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN EXISTING OR HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO DEVELOP AND SELL OUR PRODUCTS COULD BE HARMED.

         Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel. None of our officers or key employees in the United States is bound by an employment agreement for any specific term and these personnel may terminate their employment at any time. In addition, we do not have "key person" life insurance policies covering any of our employees.

         We intend to hire a significant number of additional employees during the next 12 months. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, especially in the Silicon Valley, where two of our major operating facilities are located. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. This is particularly challenging for a mature public company such as Coherent, as many employees are seeking jobs with pre-public and newly public companies. Our failure to attract additional employees and retain our existing employees could adversely affect our growth and our business.

THE LONG SALES CYCLES FOR OUR PRODUCTS MAY CAUSE US TO INCUR SIGNIFICANT EXPENSES WITHOUT OFFSETTING REVENUES.

         Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products before making a decision to purchase them, resulting in a lengthy initial sales cycle. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer's needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without ever receiving revenue to offset those expenses.

THE MARKETS IN WHICH WE SELL OUR PRODUCTS ARE INTENSELY COMPETITIVE AND INCREASED COMPETITION COULD CAUSE REDUCED SALES LEVELS, REDUCED GROSS MARGINS OR THE LOSS OF MARKET SHARE.

         Competition in the various laser markets in which we provide products is very intense. In the semiconductor and related manufacturing market, we compete against a number of companies, including SDL, Inc., Spectra-Physics Lasers, Inc., Cymer, Inc. and Komatsu Ltd. In the optical telecommunications market, we compete, or expect to compete, against SDL, Inc., JDS Uniphase Corporation and Spectra-Physics Lasers, Inc., among others. Our medical products compete against products offered by ESC Medical Systems Ltd., Candela Corporation and The Carl Zeiss Group, among others. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Several of our competitors that have large market capitalizations or cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

         Additional competitors may enter the market and we are likely to compete with new companies in the future. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins and loss of market share. Our medical products are subject to US and international medical regulations and controls, which impose substantial financial costs on us and which can prevent or delay the introduction of new products. Our ability to sell our medical products is subject to various federal, state and international rules and regulations governing the medical products industry. In the United States, we are subject to inspection and market surveillance by the Food and Drug Administration, or FDA, to determine compliance with regulatory requirements. The FDA regulates the clinical testing, manufacturing, labeling, sale, distribution and promotion of medical devices. The regulatory process is costly, lengthy and uncertain. Unless an exemption applies, each medical device that we wish to market in the United States must receive either 510(k) clearance or pre-marketing approval in advance from the FDA. The FDA's 510(k) clearance process usually takes from four to 12 months, but it can take longer. For products subject to pre-market approval, the regulatory process generally takes from one to three years or more and involves substantially greater risks and commitment of resources than the 510(k) clearance process. We may not be able to obtain necessary regulatory approvals or clearances on a timely basis, if at all, for any of our products under development and delays in receipt of or failure to receive such approvals or clearances could have an adverse effect on our business.

         Following clearance or approval, marketed products are subject to continuing regulation. We are required to adhere to the FDA's Quality System Regulation, or QSR, and similar regulations in other countries, which include design, testing, quality control and documentation requirements. Ongoing compliance with QSR, labeling and other applicable regulatory requirements is monitored through periodic inspections and market surveillance by the FDA and by comparable agencies in other countries.

         Our failure to comply with applicable requirements could lead to an enforcement action, which could have an adverse effect on our financial condition and results of operations. The FDA can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

-        fines, injunctions and civil penalties;

-        recall or seizure of our products;

-        the issuance of public notices or warnings;

- operating restrictions, partial suspension or total shutdown of production;

- refusal of our request for 510(k) clearance pre-market approval of new products;

-        withdrawal of 510(k) clearance or pre-market approvals already granted;
         and

-        criminal prosecution.

         The FDA also has the authority to require repair, replacement or refund of the cost of any medical device manufactured or distributed by us.

         Our medical products are subject to additional similar regulations in most of the international markets in which we sell our products. Changes to existing US and international rules and regulations could adversely affect our ability to sell our current line of medical products in the United States and internationally, could increase our costs and could materially adversely impact our results of operations.

SOME OF OUR LASER SYSTEMS ARE COMPLEX IN DESIGN AND MAY CONTAIN DEFECTS THAT ARE NOT DETECTED UNTIL DEPLOYED BY OUR CUSTOMERS, WHICH COULD INCREASE OUR COSTS AND REDUCE OUR REVENUES.

         Laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of our lasers, laser products and systems involves a highly complex and precise process. As a result of the technical complexity of our products, changes in our or our suppliers' manufacturing processes or the inadvertent use of defective or contaminated materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve such yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected.

         Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. In addition, some of our products are combined with products from other vendors, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

-        loss of customers;

-        increased costs of product returns and warranty expenses;

-        damage to our brand reputation;

-        failure to attract new customers or achieve market acceptance;

-        diversion of development and engineering resources; and

-        legal actions by our customers.

         The occurrence of any one or more of the foregoing factors could seriously harm our business, financial condition and results of operations.

IF WE FAIL TO ACCURATELY FORECAST COMPONENT AND MATERIAL REQUIREMENTS FOR OUR PRODUCTS, WE COULD INCUR ADDITIONAL COSTS AND INCUR SIGNIFICANT DELAYS IN SHIPMENTS, WHICH COULD RESULT IN LOSS OF CUSTOMERS.

         We use rolling forecasts based on anticipated product orders and a material requirements planning system to determine our product requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. We depend on our suppliers for most of our product components and materials. Lead times for components and materials that we order vary significantly and depend on factors including the specific supplier requirements, the size of the order, contract terms and current market demand for components. For substantial increases in our sales levels, some of our suppliers may need at least six months lead time. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our net sales, business and operating results.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS COULD BE DISRUPTED, WHICH COULD HARM OUR OPERATING RESULTS.

         Our ability to successfully offer our products and implement our business plan in evolving markets requires an effective planning and management process. We continue to expand the scope of our operations domestically and internationally. The growth in employee headcount and in sales, combined with the challenges of managing geographically-dispersed operations, has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources, particularly our information technology systems. We expect that we will need to continue to improve our information technology systems, financial and managerial controls, reporting systems and procedures and continue to expand, train and manage our work force worldwide. The failure to effectively manage our growth could disrupt our business and harm our operating results.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

         We have in the past made strategic acquisitions of other corporations, and we continue to evaluate potential strategic acquisitions of complementary companies, products or technologies. In the event of any future acquisitions, we could:

- issue stock that would dilute our current stockholders' percentage ownership;

-        pay cash;

-        incur debt;

-        assume liabilities; or

- incur expenses related to in-process research and development, amortization of goodwill and other intangible assets.

These purchases also involve numerous risks, including:

-        problems combining the acquired operations, technologies or products;

-        unanticipated costs or liabilities;

-        diversion of management's attention from our core businesses;

- adverse effects on existing business relationships with suppliers and customers; and

- potential loss of key employees, particularly those of the purchased organizations.

         We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, which may harm our business.

RISKS RELATED TO OUR INDUSTRY

OUR MARKET IS UNPREDICTABLE AND CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES AND EVOLVING STANDARDS, AND, IF WE FAIL TO ADDRESS CHANGING MARKET CONDITIONS, OUR BUSINESS AND OPERATING RESULTS WILL BE HARMED.

         The photonics industry is characterized by extensive research and development, rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this market is subject to rapid change, it is difficult to predict its potential size or future growth rate. Our success in generating revenues in this market will depend on, among other things:

-        maintaining and enhancing our relationships with our customers;

- the education of potential end-user customers about the benefits of lasers, laser systems and precision optics; and

- our ability to accurately predict and develop our products to meet industry standards.

         We incurred expenditures for research and development of $42.3 million, or 10%, of net sales, during the first nine months of fiscal 2000. For our fiscal years ended October 2, 1999, September 26, 1998 and September 27, 1997, our research and development costs were $46.8 million, or 10%, of net sales, $44.5 million, or 11%, of sales, and $39.4 million, or 10%, of net sales, respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

A DOWNTURN IN THE SEMICONDUCTOR MANUFACTURING INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our net sales depend in part on the demand for our products by semiconductor equipment companies. The semiconductor industry is highly cyclical and has historically experienced periodic and significant downturns, which have often severely affected the demand for semiconductor manufacturing equipment, including laser-based tools and systems. If a downturn should occur in the semiconductor industry in the future, we believe this would result in decreased demand for semiconductor manufacturing equipment and consequently a decreased demand for our products. Although such a downturn would reduce our sales, we would not be able to reduce expenses commensurately, due in part to the need for continual development in research and development and the need to maintain extensive ongoing customer service and support capability. Accordingly, any downturn in the semiconductor industry could have a material adverse effect on our financial condition and results of operations.

SOME OF OUR MEDICAL SEGMENT CUSTOMERS' WILLINGNESS TO PURCHASE OUR PRODUCTS DEPENDS ON THEIR ABILITY TO OBTAIN REIMBURSEMENT FOR MEDICAL PROCEDURES USING OUR PRODUCTS FROM THIRD-PARTY PAYORS AND OUR REVENUES COULD SUFFER FROM CHANGES IN THIRD-PARTY COVERAGE AND REIMBURSEMENT POLICIES.

         Our medical segment customers include doctors, clinics, hospitals and other health care providers whose willingness and ability to purchase our products depends in part upon their ability to obtain reimbursement for medical procedures using our products from third-party payors, including private insurance companies, health maintenance organizations, or HMOs, and federal, state and local government programs, including Medicare and Medicaid. Many therapeutic, ophthalmic and surgical procedures performed using our products currently qualify for reimbursement. However, third-party payors are increasingly scrutinizing health care costs submitted for reimbursement and changing coverage levels for reimbursement of medical procedures and equipment. Payors may deny coverage and reimbursement for the medical procedures made possible by our products. Failure by doctors, clinics, hospitals and other health care providers to obtain adequate reimbursement from third-party payors for medical procedures that use our products or changes in third-party coverage and reimbursement policies could have a material adverse effect on our sales, results of operations and financial condition.

A NEW ACCOUNTING PRONOUNCEMENT MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE.

         In December 1999, the staff of the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles, or GAAP, to revenue recognition in financial statements. We are required to adopt SAB 101 in the fourth quarter of fiscal 2001. Although we believe that our revenue recognition policies are in accordance with GAAP, we are currently studying SAB 101 and have not determined its impact, if any, on our financial statements.

WE USE STANDARD LABORATORY AND MANUFACTURING MATERIALS THAT COULD BE CONSIDERED HAZARDOUS; AND WE COULD BE LIABLE FOR ANY DAMAGE OR LIABILITY RESULTING FROM ACCIDENTAL ENVIRONMENTAL CONTAMINATION OR INJURY.

         Although most of our products do not incorporate any hazardous or toxic materials or chemicals, some of the gases used in our excimer lasers and some of the liquid dyes used in some of our scientific laser products are highly toxic. In addition, our operations involve the use of standard laboratory and manufacturing materials that could be considered hazardous. Although we believe that our safety procedures for handling and disposing of such materials comply with all federal and state regulations and standards, the risk of accidental environmental contamination or injury from such materials cannot be entirely eliminated. In the event of such an accident involving such materials, we could be liable for any damage and such liability could exceed the amount of our liability insurance coverage and the resources of our business.

IF OUR FACILITIES WERE TO EXPERIENCE CATASTROPHIC LOSS, OUR OPERATIONS WOULD BE SERIOUSLY HARMED.

         Our facilities could be subject to a catastrophic loss such as fire, flood or earthquake. A substantial portion of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Santa Clara, California, an area with a history of seismic events. Any such loss at any of our facilities could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair and replace the facility. While we have obtained insurance to cover most potential losses at our facilities, we cannot assure you that our existing insurance coverage will be adequate against all possible losses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

         We maintain a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These trading securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at July 1, 2000 the fair value of the portfolio would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

         At July 1, 2000, we had fixed rate long-term debt of approximately $73.4 million, and a hypothetical 10% percent decrease in interest rates would not have a material impact on the fair market value of this debt. We do not hedge any interest rate exposures.

FOREIGN CURRENCY EXCHANGE RISK

         We maintain operations in various countries outside of the United States and foreign subsidiaries that sell and manufacture our products in various global markets. As a result, our earnings and cash flows are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through operational strategies and financial market instruments. We utilize hedge instruments, primarily forward contracts with maturities of twelve months or less, to manage our exposure associated with firm intercompany and third-party transactions and net asset and liability positions denominated in non-functional currencies. We do not use derivative financial instruments for trading purposes.

         We had $30.0 million of short-term forward exchange contracts, denominated in major foreign currencies, which approximated the fair value of such contracts and their underlying transactions at July 1, 2000. Gains and losses related to these instruments at July 1, 2000 were not material. Looking forward, we do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

         The following table provides information about our foreign exchange forward contracts at July 1, 2000. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the fair value approximates the weighted average contractual foreign currency exchange rate value of the contracts at July 1, 2000.

         Forward contracts to sell (buy) foreign currencies for U.S. dollars:


                                              (in thousands, except contract rates)
                                            ------------------------------------------
                                             Average            U.S.
                                            Contract          Notional          Fair
                                              Rate             Amount          Value
                                            --------          --------        -------
                  Euro                        0.9840           $15,402        $14,933
                  British Pound Sterling      1.5954             6,828          6,476
                  Japanese Yen              102.1510             3,133          3,012
                  Swedish Krone               8.6470             2,972          2,917
                  Hong Kong Dollar            7.7950             1,180          1,181
                  Norwegian Kroner            7.7180               737            735
                  Danish Krone                7.5540               721            697




                                 COHERENT, INC.

                           PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings
              N/A

ITEM 2.       Changes in Securities and Use of Proceeds
              N/A

ITEM 3.       Defaults Upon Senior Securities
              N/A

ITEM 4.       Submission of Matters to a Vote of Security Holders
              N/A

ITEM 5.       Other Information
              N/A

ITEM 6.       Exhibits and Reports on Form 8-K

              (a)     List of Exhibits

              Number                                  Exhibit Description
              ------                                  -------------------
              27.1                                    Financial Data Schedules

              b)      Reports on Form 8-K
                      None


                                 COHERENT, INC.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                COHERENT, INC.

                                (Registrant)





Date: August 11, 2000           By/S/: ROBERT J. QUILLINAN
                                      -----------------------------------------
                                       Robert J. Quillinan
                                       Executive Vice President and Chief
                                       Financial Officer