Form 10-K405
period 2000-09-30
COHERENT INC
filed 2000-12-14
CIK 21510

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2000 or

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

                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         As of November 15, 2000, 27,318,382 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported by the NASDAQ National Market System on November 15,
2000) of Coherent, Inc., held by nonaffiliates was $816,258,153. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement to be filed prior to February 23, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K.

                                     PART I.

ITEM 1.         BUSINESS

GENERAL

         Coherent, Inc. is one of the world's leading suppliers of photonics-based solutions in a broad range of commercial, medical and scientific applications. We design, manufacture and market lasers, laser-based systems, precision optics and related accessories for a diverse group of customers. Since inception in 1966, we have grown through a combination of internal expansion and strategic acquisitions of companies with related technologies and products. While our products address a broad range of applications, we are increasingly concentrating our efforts on several rapidly growing segments of the photonics market: semiconductor and related manufacturing and optical telecommunications applications.

         In addition, we are also focusing on the development and production of high power, semiconductor-based lasers for a variety of applications.

         We have three reportable business segments: Electro-Optics, Medical and Lambda Physik, which work with customers to provide cost-effective photonics-based solutions. In addition to the semiconductor and related manufacturing and optical telecommunications markets, the Electro-Optics segment focuses on markets such as materials processing, scientific research, printing and reprographics and advanced packaging. Our Medical segment focuses on the aesthetic, ophthalmic and surgical markets, with an emphasis in the aesthetic market on hair removal and in the ophthalmic market on the treatment of retinal diseases, including age-related macular degeneration, or AMD. Lambda Physik focuses on lithography, with other target markets including lasers for the production of flat panel displays, ink jet printers, fiber bragg gratings, refractive surgery, scientific research, materials processing and micro-machining applications.

         On July 26, 2000, we completed a public offering of 1,500,000 shares of common stock at an offering price of $65 per share. The net proceeds to us, after deducting underwriting discounts and offering expenses was approximately $91,852,000. These net proceeds will be used for acquisitions of or investments in businesses, technologies and products, continued development of new technologies and general corporate purposes.

         On September 21, 2000, our Lambda Physik subsidiary issued 3,890,000 shares of its common stock in an initial public offering on Germany's Neuer Markt. Proceeds from the offering of shares, based on the offering price of approximately $31 per share, net of offering expenses was approximately $92,715,000. These net proceeds will be used to finance Lambda's internal and external growth, including research and development activities aiming at the development of new laser applications, of extreme UV light sources, and the next generation of laser solutions and for strategic acquisitions.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

         Some of the statements in this Annual Report on Form 10-K, including but not limited to the "Risk Factors," "Management's discussion and analysis of financial condition and results of operations," "Business" and elsewhere in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Some of these factors are listed under "Risk Factors" and elsewhere in this document. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of those statements. We are under no duty to update any of the forward-looking statements after the date of this document to reflect the occurrence of unanticipated events.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS
-----------------------------

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

         Our future success depends on the continued growth of the markets for lasers, laser systems, precision optics and related accessories, as well as our ability to identify in advance emerging markets for laser-based systems. We cannot assure you that we will be able to successfully identify new high-growth markets in the future. Moreover, we cannot assure you that new markets will develop for our products or our customers' products, or that our technology or pricing will enable such markets to develop. Future demand for our products is uncertain and will depend to a great degree on the continued technological development and the introduction of new or enhanced products. If this does not continue, sales of our products may decline and our business will be harmed.

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

         We have only recently begun to develop products for the optical telecommunications market. Sales to that market accounted for $11.3 million, or 2%, of net sales during fiscal 2000. Our lack of prior experience in this market could put us at a competitive disadvantage. In addition, we have not yet developed qualified packaging for our active components. Even as we develop this packaging, we still may not meet the stringent Telcordia specifications. Telcordia specifications are worldwide industry telecommunications standards established by an industry consortium. Most potential telecommunications customers demand that we meet these specifications. We do not anticipate that we will have a Telcordia-qualified product before early 2002. Our failure to develop qualified packaging or to meet the Telcordia specifications would seriously harm our future sales of our active optical telecommunications products.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES THAT COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         For fiscal years 2000, 1999 and 1998, 58%, 58% and 55%, respectively, of our net sales were derived from international sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. A portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales result from exports to foreign distributors and resellers. Our international operations and sales are subject to a number of risks, including:

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

         We are also subject to the risks of fluctuating foreign exchange rates, which could materially adversely affect the sales price of our products in foreign markets as well as the costs and expenses of our international sales subsidiaries. While we use forward exchange contracts, currency swap contracts, currency options and other risk management techniques to hedge our foreign currency exposure, we remain exposed to the economic risks of foreign currency fluctuations. For additional discussion about our foreign currency risks, see "Item 7A--Quantitative and Qualitative Disclosures About Market Risk."

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, WHICH COULD ADVERSELY AFFECT OUR COMPETITIVE ADVANTAGE.

         We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot assure you that our patent applications will be approved, that any patents that may be issued will protect our intellectual property or that any issued patents will not be challenged by third parties. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. See "Business--Intellectual Property."

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

- obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, although such license may not be available on reasonable terms, or at all; or

-        redesign the products that use the technology.

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

THE LONG SALES CYCLES FOR OUR PRODUCTS MAY CAUSE US TO INCUR SIGNIFICANT EXPENSES WITHOUT OFFSETTING REVENUES.

         Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products before making a decision to purchase them, resulting in a lengthy initial sales cycle. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer's needs. We may also expend significant management efforts, increase manufacturing capacity and order long-lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without ever receiving revenue to offset those expenses.

THE MARKETS IN WHICH WE SELL OUR PRODUCTS ARE INTENSELY COMPETITIVE AND INCREASED COMPETITION COULD CAUSE REDUCED SALES LEVELS, REDUCED GROSS MARGINS OR THE LOSS OF MARKET SHARE.

         Competition in the various photonics markets in which we provide products is very intense. In the semiconductor and related manufacturing, materials processing, scientific research and printing markets, we compete against a number of companies, including SDL, Inc., Spectra-Physics Lasers, Inc., Cymer, Inc. and Gigaphoton. In the optical telecommunications market, we compete, or expect to compete, against SDL, Inc., JDS Uniphase Corporation, GSI Lumonics, Inc. and Spectra-Physics Lasers, Inc., among others. Our medical products compete against products offered by ESC Medical Systems Ltd., Candela Corporation, Iridex Corporation and The Carl Zeiss Group, among others. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Several of our competitors that have large market capitalizations or strong cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

         Additional competitors may enter the market and we are likely to compete with new companies in the future. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins and loss of market share. For a more detailed discussion of our competition, see "Business--Competition."

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

         We use rolling forecasts based on anticipated product orders and material requirements planning systems to determine our product requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. We depend on our suppliers for most of our product components and materials. Lead times for components and materials that we order vary significantly and depend on factors including the specific supplier requirements, the size of the order, contract terms and current market demand for components. For substantial increases in our sales levels, some of our suppliers may need at least six months lead-time. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our net sales, business and operating results.

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

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

         We have in the past made strategic acquisitions of other corporations, and we continue to evaluate potential strategic acquisitions of complementary companies, products and technologies. In the event of any future acquisitions, we could:

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

RISKS RELATED TO OUR INDUSTRY
-----------------------------

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

         For our fiscal years ended September 30, 2000, October 2, 1999 and September 26, 1998, our research and development costs were $57.4 million, or 10% of net sales, $46.8 million, or 10%, of net sales, and $44.5 million, or 11%, of net sales, respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations. See "Business-- Research and Development."

A DOWNTURN IN THE SEMICONDUCTOR MANUFACTURING INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our net sales depend in part on the demand for our products by semiconductor equipment companies. The semiconductor industry is highly cyclical and has historically experienced periodic and significant downturns, which have often severely affected the demand for semiconductor manufacturing equipment, including laser-based tools and systems. If a downturn should occur in the semiconductor industry in the future, we believe this would result in decreased demand for semiconductor manufacturing equipment and consequently a decreased demand for our products. Although such a downturn would reduce our sales, we would not be able to reduce expenses commensurately, due in part to the need for continual spending in research and development and the need to maintain extensive ongoing customer service and support capability. Accordingly, any downturn in the semiconductor industry could have a material adverse effect on our financial condition and results of operations.

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

A NEW ACCOUNTING PRONOUNCEMENT MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE.

         In December 1999, the staff of the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101. SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles, or GAAP, to revenue recognition in financial statements. We are required to adopt SAB 101 in the fourth quarter of fiscal 2001. Although we believe that our revenue recognition policies are in accordance with GAAP, we are currently studying SAB 101 and have not determined its impact, if any, on our financial statements.

WE USE STANDARD LABORATORY AND MANUFACTURING MATERIALS THAT COULD BE CONSIDERED HAZARDOUS; AND WE COULD BE LIABLE FOR ANY DAMAGE OR LIABILITY RESULTING FROM ACCIDENTAL ENVIRONMENTAL CONTAMINATION OR INJURY.

         Although most of our products do not incorporate hazardous or toxic materials and chemicals, some of the gases used in our excimer lasers and some of the liquid dyes used in some of our scientific laser products are highly toxic. In addition, our operations involve the use of standard laboratory and manufacturing materials that could be considered hazardous. Also, a facility fire at the Tampere, Finland site, that spreads to a reactor used to grow semiconductor wafers, could release highly toxic emissions. Although we believe that our safety procedures for handling and disposing of such materials comply with all federal and state regulations and standards, the risk of accidental environmental contamination or injury from such materials cannot be entirely eliminated. In the event of such an accident involving such materials, we could be liable for any damage and such liability could exceed the amount of our liability insurance coverage and the resources of our business.

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

PROVISIONS OF OUR CHARTER DOCUMENTS, DELAWARE LAW, OUR COMMON SHARES RIGHTS PLAN AND OUR CHANGE-OF-CONTROL SEVERANCE PLAN MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT OR DELAY A CHANGE IN CONTROL.

         Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition or make removal of incumbent directors or officers more difficult. These provisions may discourage takeover attempts and bids for our common stock at a premium over the market price. These provisions include:

- the ability of our board of directors to alter our bylaws without stockholder approval;

-        limiting the ability of stockholders to call special meetings;

-        limiting the ability of our stockholders to act by written consent; and

- establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

         We are subject to Section 203 of the Delaware General Corporation Law, which prohibits a publicly held Delaware corporation from engaging in a merger, asset or stock sale or other transaction with an interested stockholder for a period of three years following the date such person became an interested stockholder, unless prior approval of our board of directors is obtained or as otherwise provided. These provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us without obtaining the prior approval of our board of directors, which may cause the market price of our common stock to decline. In addition, we have adopted a change of control severance plan, which provides for the payment of a cash severance benefit to each eligible employee based on the employee's position and years of service to us. If a change of control occurs, our successor or acquiror will be required to assume and agree to perform all of our obligations under the change of control severance plan.

         Our common shares rights agreement permits the holders of rights to purchase shares of our common stock to exercise the stock purchase rights following an acquisition of or merger by us with another corporation or entity, following a sale of 50% or more of our consolidated assets or earning power, or the acquisition by an individual or entity of 20% or more of our common stock. Our successor or acquiror is required to assume all of our obligations and duties under the common shares rights agreement, including in certain circumstances the issuance of shares of its capital stock upon exercise of the stock purchase rights. The existence of our common shares rights agreement may have the effect of delaying, deferring or preventing a change of control and, as a consequence, may discourage potential acquirors from making tender offers for our shares.

WE MAY EXPERIENCE VOLATILITY IN OUR STOCK PRICE, WHICH COULD NEGATIVELY AFFECT YOUR INVESTMENT.

         The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

-        quarterly variations in operating results;

-        changes in financial estimates by securities analysts;

-        changes in market valuations of other similar companies;

- announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;

-        additions or departures of key personnel;

- any deviations in net sales or in levels of profitability from levels expected by securities analysts; and

-        future sales of common stock.

         In addition, the stock market has recently experienced extreme volatility that has often been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

INDUSTRY BACKGROUND

         The word "laser" is an acronym for "light amplification by stimulated emission of radiation." A laser works by causing an energy source to excite, or pump, an optical gain medium, converting the energy from the source into an emission of photons, the fundamental particles of light. These photons stimulate the release of more photons in the gain medium as they are reflected back and forth between the mirrors that make up the laser's resonator. The resulting build-up in the number of photons is usually emitted in the form of a light beam, the laser beam, through a partially reflective mirror at the output end of the laser.

         The four types of lasers commonly available today are gas, liquid, semiconductor and solid-state, each of which derives its classification from the lasing material it uses. Laser beams can be emitted in either continuous waves or in pulses with varying repetition rates, can have different operating wavelengths and emission bandwidths, and can emit light in a wide range of energies and powers. Depending on the application, lasers can be designed for a specific power, pulse width, repetition rate and wavelength. In addition, the laser's cost of ownership can dictate its suitability for a particular application.

         As lasers become less expensive, smaller and more reliable, they are increasingly replacing conventional tools and enabling technological advances in a variety of applications and industries, including semiconductor inspection, measurement, test and repair, optical telecommunications, medical, biotechnology, consumer electronics, industrial process control, materials processing, printing, and research and development. Examples include:

SEMICONDUCTOR AND RELATED MANUFACTURING--Lasers are increasingly being used in multiple steps in the semiconductor manufacturing process, including DUV lithography, a process that is used to print a master image of a circuit layer onto a semiconductor wafer. Lasers are also used in the inspection, test and measurement of semiconductors during the manufacturing process.

OPTICAL TELECOMMUNICATIONS--Driven by the Internet and the surge of data-intensive applications, fiber optic networks constantly require greater bandwidth. Lasers and optical components enable this increased bandwidth by allowing multiple wavelengths to travel across the same fiber.

MEDICAL--A growing number of physicians, surgeons and researchers are applying lasers to a wider range of therapeutic and diagnostic medical applications. For example, lasers are being used in the treatment of eye diseases and afflictions, including glaucoma and AMD, two of the leading causes of blindness today. Lasers are also increasingly being used for aesthetic applications, including hair removal, skin rejuvenation and removal of vascular lesions.

OUR STRATEGY

         We strive to develop innovative and proprietary products and solutions that meet the needs of our customers based on our core expertise in lasers and optical technologies. In pursuit of our strategy, we intend to:

     - LEVERAGE OUR TECHNOLOGY LEADERSHIP TO GROW WITH RAPIDLY EXPANDING MARKETS--We have targeted the semiconductor and related manufacturing and optical telecommunications markets.

     - MAINTAIN OUR LEADERSHIP POSITION IN EXISTING MARKETS--There are a number of markets where we have historically been at the forefront of technological development and product deployment and from which we have derived a substantial portion of our revenues. We plan to maintain our position as a market leader in these areas.

     - MAINTAIN AND DEVELOP ADDITIONAL STRONG COLLABORATIVE CUSTOMER AND INDUSTRY RELATIONSHIPS--We believe that the Coherent brand name and reputation for product quality, technical performance and customer satisfaction will help us to further develop our loyal customer base. We plan to maintain our current, and develop new, relationships with customers that are industry leaders and work together with these customers to design and develop innovative product systems and solutions as they develop new technologies.

     - EXPAND SEMICONDUCTOR LASER MARKET OPPORTUNITIES--We are working to expand the range and technical capabilities of, and markets for, our semiconductor lasers. We continue to develop new lasers to supply a broad range of wavelengths and power capabilities. These new products enable us to open up markets for new applications based on their efficiency, increased reliability and smaller size compared with conventional lasers.

     - DEVELOP AND ACQUIRE NEW TECHNOLOGIES--We will continue to enhance our existing technologies and develop new technologies through our internal research and development efforts as well as through the acquisition of additional complementary technologies, intellectual property, manufacturing processes and product offerings.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Coherent operates in two industry segments: the design, manufacture and marketing of electro-optical products such as lasers, optics and related accessories and medical products such as laser and optical systems used for surgical and therapeutic applications. Coherent has two operating segments within the Electro-Optical industry segment: Electro-Optics and Lambda Physik. The Medical industry segment is also an operating segment. (See Note 13).

PRODUCTS

BUSINESS STRUCTURE
------------------

         Coherent's business structure reflects its three major operating segments: Electro-Optics, Lambda Physik and Medical. Electro-Optics and Lambda segments serve the needs of commercial and scientific customers (both end users and OEMs), including customers who purchase components, while Medical serves the medical-surgical community.

APPLICATIONS

         Our products address a broad range of applications. We are now increasingly focused on several rapidly growing segments of the photonics market: semiconductor and related manufacturing and optical telecommunications applications. We also continue to serve other segments of the photonics market, including printing and reprographics, materials processing, scientific instrumentation and medical applications.

SEMICONDUCTOR AND RELATED MANUFACTURING
---------------------------------------

         The use of semiconductors has expanded beyond computer systems to a wide array of applications such as telecommunications and data communication systems, automotive products, consumer goods, medical products, household appliances and industrial automation and control systems.

         Semiconductor manufacturers are continually seeking to improve their process and design technologies to manufacture smaller, more powerful and more reliable devices at a lower cost per function. A major factor in fabricating such devices is the ability to reduce circuit geometries, measured in microns, a millionth of a meter, and defined in terms of critical, or smallest, feature size. Reduced circuit geometries permit semiconductor manufacturers to increase the number of integrated components per area of silicon.

         Lasers are particularly useful in manufacturing products that require fine precision and small feature sizes, such as semiconductor and microelectronic devices, because they can produce extremely small beam size and deliver energy in pulses of very short duration. We provide lasers to semiconductor equipment manufacturers for use in lithography, mask writing, wafer inspection, mask repair and packaging processes for their semiconductor manufacturing systems.

         Sales of our products for semiconductor and related manufacturing applications accounted for approximately 20.0% ($113.7 million) of our total net sales in fiscal 2000 and approximately 14.4% ($67.5) of our total net sales in fiscal 1999.

DUV LITHOGRAPHY

         Lithography is one of the most critical and expensive steps in the manufacturing process of complex semiconductor devices fabricated on silicon wafers. This process requires a system that projects light through a photomask containing the master image of a particular circuit layer onto a light sensitive material coated on the wafer. The critical feature size of a semiconductor device depends upon the resolution capability of the lithography system. Resolution capability is a function of the projected wavelength of the light source and the numerical aperture of the lens. A shorter wavelength or higher numerical aperture enables smaller feature sizes.

         Lithography tools have physical resolution limits approximating the wavelength of their light source. Mercury arc lamps, which have been the primary illumination source used for the last decade, can produce critical feature sizes down to only 0.25 microns. Currently, the only known method capable of reducing semiconductor geometries below 0.25 microns is with DUV lasers.

         We currently provide lasers, through our 60% owned Lambda Physik AG subsidiary, for the lithography tools that support critical feature sizes down to 0.18 microns using DUV light with wavelengths at 248 nanometers, or nm. One nanometer equals one billionth of a meter. We are also working with stepper and semiconductor manufacturers to provide the next two generations of lithography tools to reduce feature sizes to below 0.10 microns using DUV light with wavelengths at 193nm and 157nm.

LASER DIRECT IMAGING OF PHOTOMASKS AND PRINTED CIRCUIT BOARDS

         The photomask used in the lithography process is made by a laser beam that directly "writes" a circuit pattern of a semiconductor chip onto a piece of chrome-coated quartz glass. The mask, which is conceptually similar to a negative in photography, is used in lithography systems to make numerous copies of the pattern image on semiconductor wafers. The direct write process is also used to write circuit patterns directly on printed circuit boards. Our INNOVA SABRE and INNOVA SABREFRED ion lasers are used in laser systems for these applications.

SEMICONDUCTOR INSPECTION, MEASUREMENT, TEST AND REPAIR

         As semiconductor device geometries decrease in size, devices become increasingly susceptible to smaller defects during each phase of their manufacturing process. One of the semiconductor industry's responses to the increasing vulnerability of semiconductor devices to smaller defects has been to employ defect detection and inspection that is closely linked to the manufacturing process. Automated inspection systems are used on-line to detect and locate defects as small as 0.1 microns, which may not be observable by conventional optical microscopes. These detection systems use advanced image processing and innovative laser scanning technologies to achieve high sensitivity and speed.

         Detecting the presence of defects is only the first step in preventing their recurrence. After detection, the defects must be examined in order to identify their size and shape and the process step in which the defect occurred. This examination is called defect classification. Identification of the sources of defects in the lengthy and complex semiconductor manufacturing process has become essential for maintaining high yield production. Semiconductor manufacturing has become a round-the-clock operation and it is important for inspection, measurement and testing products to be reliable and have long lifetimes.

         Our COMPASS 315M and VERDI diode-pumped solid-state, or DPSS, lasers are used to detect defects in photomasks, semiconductor chips and printed circuit boards. The INNOVA ILINE argon ion laser is used to inspect the photomasks and patterned wafers. Our COMPASS 501Q laser is used to repair defects that may occur in the photomask or semiconductor device.

         The fabrication process typically creates numerous patterned layers on each wafer. Laser-based systems have been developed to measure the characteristics of metal or opaque layers in order to determine the functionality and conformance of these devices. Our VITESSE laser generates an ultrafast laser light pulse that produces a localized temperature rise in the materials, which generates a sound wave, a portion of which is reflected back to the surface. By measuring the returning echos, the laser system can detect layer thickness, adhesion and composition.

ADVANCED PACKAGING AND INTERCONNECTS

         Lasers are now being used in hole drilling of printed circuit boards and other advanced component materials like flexible circuits, polyester and polymide. Historically, holes in printed circuit boards have been made using mechanical drilling techniques. However, mechanical drills cannot produce holes less than 50 microns, forcing manufacturers to use laser-based solutions. Solid-state lasers are increasingly being utilized for this application.

         We have developed the AVIA DPSS laser and DIAMOND carbon dioxide, or CO(2), family of lasers for this application. The ability of our pulsed lasers to operate at very high repetition rates translates into faster drilling speeds and increased throughput in materials processing applications. Lasers also produce smaller, cleaner holes than conventional cutting tools, and laser beams do not wear down from use as do conventional drills.

         Lasers are also increasingly being used in scribing, machining and drilling microelectronic components and in microelectronics manufacturing to adjust electronic components. Our COMPASS 501Q, AVIA and DIAMOND lasers are used for these applications.

FLAT PANEL DISPLAY

         The high volume consumer market is driving the production of flat panel displays in applications such as camera viewfinders, car navigation systems, laptops and television monitors. The most common type of flat panel display is the active-matrix crystal display, which uses a matrix of thin film transistor, or TFT, switches to control each pixel of the screen.

         The crystallization of amorphous silicon to polycrystalline silicon induced by excimer lasers, commonly referred to as excimer laser annealing, or ELA, is a pivotal technology for the next generation of TFT devices. In the ELA process, the excimer laser light is absorbed into the amorphous silicon without heating the underlying substrate. As a result, it is possible to use inexpensive glass substrates, instead of quartz, which makes the ELA process more economical than previous techniques. Because the ELA technique leaves the substrate virtually unaffected, there are many potential applications for the ELA process, including the use of plastic as a substrate material, which would enable electronics to be integrated directly into plastic housings. The LAMBDA STEEL, developed and marketed by Lambda Physik, is a high-powered 200 watt excimer laser designed for industrial TFT annealing.

OPTICAL TELECOMMUNICATIONS
--------------------------

         The widespread availability of the Internet has dramatically increased demand for high speed and reliable access to large amounts of data, translating into an increased demand for bandwidth. Innovative technological developments in optical transmission technology have made it possible to transmit greater amounts of data over telecommunications networks. In optical transmission, voice, video or data input is converted into an optical bit stream and transmitted over a fiber. The generation of the optical signal is done through the use of lasers, which produce light waves in a very narrow optical wavelength range. The two main obstacles in transmitting optical signals through fiber are attenuation, or loss, and dispersion, or spreading, of the signal.

         Dense wave division multiplexing, or DWDM, dramatically increases the amount of information that can be transmitted over an optical network by allowing several different light signals, each at a different wavelength, to be transmitted simultaneously on a single fiber. To overcome the signal attenuation, a DWDM system requires an erbium doped fiber amplifier, or EDFA, every 60 to 100 kilometers to boost the light energy on the fiber without having to convert the light energy to an electronic signal. EDFAs utilize 980nm and 1480nm pump lasers for signal amplification, enabling optical signals to be transported over long distances without loss of information.

         The move to high channel count systems has generated greater demand for many critical optical components, including source lasers, modulators, pump lasers, amplifiers, filters and fiber bragg gratings, all of which are needed in increasing supply to enable transmission of multiple wavelengths down a single fiber.

         The optical network can be divided into several broad categories: optical fiber; optical components, which include active and passive devices, hybrid or modular devices and subsystems; and optical transport systems, which include traditional SONET/SDH and DWDM networks.

         Optical components are the pieces that enable the transmission of high-speed data across fiber optic systems. They are used to create, isolate, split and channel the light that carries the information across the network. The increasing deployment of DWDM solutions is one factor driving much of the growth in demand for optical components. The broad optical components market, which includes active and passive components, modules and subsystems, is one of the fastest growing portions of the telecommunications market.

         Active components used in optical telecommunications networks generate, amplify and detect light. Some examples of active components include: transmitters, which use a source laser with a wavelength of 1550nm and 1310nm and a modulator; pump lasers for EDFAs; and receivers. Transmitters generate the encoded light, pump lasers are used to boost or amplify light and receivers convert the optical signal to an electronic signal for further processing.

         Recognizing the ever increasing demand for 980 nm edge emitting pump lasers, the mismatch between supply and demand, and the capability of our semiconductor technology, we have initiated during fiscal 2000 our own development of 980 nm chips and modules. We do expect to provide the first samples of 980 nm edge emitting devices to customers by the middle of fiscal 2001 and start shipments in quantities by of the end of fiscal 2001.

          We are developing a new type of laser, a vertical emitting Optically Pumped Semiconductor (OPS) laser, which can provide two to three times the power of commercial available edge emitting pump lasers. Given the current trend in optical networks, where a combination of pumps at 980 and 1480 nm are used to optimize the signal to noise ratio, it is unlikely that, in the short term, there will be a need for power levels such as those afforded by the OPS. However, the instrumentation market for telecommunications requires such high powers. Instrumentation is used to manufacture and test network components and systems. Therefore, we have directed the development of the OPS towards satisfying the needs for this market.

         Passive optical components route, process and guide beams of light in a DWDM environment without the use of active electronics. Examples of passive components include: filters used to allow wavelength selection; attenuators used to control signal amplitude; couplers used to split or combine light; optical isolators used to eliminate back reflections; and optical switches used to direct light to fiber.

         Fiber bragg gratings and etalons are used to provide dispersion compensation for individual wavelengths in the DWDM network. The necessary combination of beam characteristics and power for fiber bragg grating production can only be delivered by a frequency-doubled argon ion laser or an excimer laser. We serve the fiber bragg grating market with a number of lasers, including our INNOVA SABREFRED ion laser and the L1-FBG excimer laser produced by Lambda Physik.

         COMETS, our new etalon for telecommunications applications, enhances the frequency stability of laser transmitters when integrated into DWDM network components, resulting in tighter frequency packing and increased network density. COMETS is also used to compensate for dispersion inherent in optical networks. This technology can be adapted to other DWDM applications including signal multiplexing and de-multiplexing.

         Sales of our products for optical telecommunications applications accounted for 2.0% ($11.3 million) of our total net sales in fiscal 2000 and 0.9% ($4.3 million) of our total net sales in fiscal 1999. We intend to aggressively pursue this rapidly growing market.

PRINTING AND REPROGRAPHICS
--------------------------

         The printing industry has traditionally depended upon silver-halide films and chemicals to engrave printing plates. This chemical engraving process is accomplished in several time consuming steps. Working with professionals in the printing industry, we design semiconductor and diode-pumped lasers that are used in complex computer-to-plate printing systems that simplify the engraving process.

         Our COMPASS 315m DPSS and semiconductor lasers are widely used for computer-to-plate printing, an environmentally-friendly process that saves production time by writing directly to plates.

         Our INNOVA ion lasers are used to write data on master disks that are used to mass produce compact disks and digital video disks for consumer use.

         Our SCANMATE dye laser is widely used in research fields which rely on high spectral brightness at any desired wavelength of light. It offers a narrow linewidth and exact wavelength calibration. Examples of its applications are linear and nonlinear spectroscopy, physical chemistry, photo chemistry and photobiology.

         Our LPX excimer laser models are high working cycle excimer lasers, offering high repetition rates for scientific and industrial applications. They are used for marking surface mounts and medical devices, stripping thin wires in disk drives, cleaning bare semiconductor wafers and writing fiber braggs on optical telecommunications.

         Sales of our products for printing and reprographics applications accounted for and approximately 5.9% ($33.5 million) of our total net sales in fiscal 2000 and approximately 6.8% ($31.9 million) of our total net sales in fiscal 1999.

MATERIALS PROCESSING
--------------------

         Today lasers are used in a wide variety of conventional manufacturing applications, including cutting, marking and welding materials. Our FAP semiconductor lasers and DIAMOND CO(2) lasers are well-suited for cutting, marking, welding and other applications where accuracy, speed and processing costs are important. They create clean holes and sharp edges, and their beam-pointing stability assures accurate measurements.

         Sales of our products for materials processing applications accounted for approximately 10.1% of our total net sales in fiscal 2000 and approximately 12.7% of our total net sales in fiscal 1999.

SCIENTIFIC AND INSTRUMENTATION
------------------------------

         The scientific market historically has provided an ideal test market for leading-edge laser technology, including water-cooled gas lasers, high energy flash lamp-pumped Yttrium Aluminum Garnet, or YAG, lasers and ultrafast systems with an installed base of tens of thousands of lasers. Current applications for lasers in the research and development market include pump lasers for ultrafast systems, confocal microscopy systems and seed lasers in amplifier systems.

         Our MIRA Titanium Sapphire laser and REGA regenerative amplifier is an example of an ultrafast laser system used for these applications.

         Our INNOVA ion lasers are also sold to instrument manufacturers, the largest component of which is bio-instrumentation, for applications such as cell sorting, DNA and protein sequencing as well as drug and clinical screening.

         Sales of our products for scientific applications accounted for approximately 25.9% ($147.2 million) of our total net sales in fiscal 2000 and approximately 30.5% ($143.2 million) of our total net sales in fiscal 1999.

MEDICAL
-------

         The medical industry has increasingly used lasers for a variety of therapeutic and diagnostic medical applications. We pioneered the development of lasers used in medical applications 30 years ago and remain a leader and innovator in the aesthetic, ophthalmic and surgical markets. Our medical laser technology has provided benefits to the ophthalmic market, paving the way for a host of surgical alternatives to treat many sight-threatening diseases, from diabetic retinopathy in the early 1970s to AMD today. In addition to developing the first laser system for skin resurfacing in the early 1990s, we have more recently developed lasers used in the aesthetic market for hair removal, tattoo removal and the treatment of vascular and pigmented lesions. Additionally, our lasers are used in surgical applications, including urology, orthopedics and gynecology.

         Sales of our products for medical applications accounted for approximately 36.1% ($205.0 million) of our total net sales in fiscal 2000 and approximately 34.7% ($162.7 million) of our total net sales in fiscal 1999.

OPHTHALMIC APPLICATIONS

         Lasers are used to treat a growing number of eye diseases and afflictions, including glaucoma, cataracts, myopia, hyperopia, AMD, diabetic retinopathy and other retinal diseases. Our laser systems are used in photodisruption for the treatment of secondary cataracts, photocoagulation for the treatment of retinal diseases and photodynamic therapy, or PDT, for the treatment of AMD. AMD is a leading cause of blindness in the elderly, with approximately 150,000 new cases of the wet "classical" form arising each year in the United States.

         Our OPAL PHOTOACTIVATOR, when used in conjunction with the drug Visudyne, marketed and sold by CIBA Vision Corporation, offers a non-invasive and painless two-step procedure for the treatment of the wet "classical" form of AMD. This treatment procedure, approved in April 2000, represents the first FDA-approved drug therapy for the treatment of AMD. Previously, there was no treatment for the wet "classical" form of AMD.

         We also developed the first argon photocoagulator system that achieved widespread acceptance by the medical community for treatment of retinal diseases and glaucoma. The ULTIMA 2000 and the NOVUS OMNI represent two of our products sold for these applications.

AESTHETIC APPLICATIONS

         We are a leading supplier of lasers to the aesthetic market. The target customers for our aesthetic medical laser products currently include plastic surgeons, dermatologists, gynecologists and ophthalmologists. We produce a complete line of innovative laser products for aesthetic procedures, including hair removal, skin rejuvenation, removal of benign vascular lesions, or unsightly veins of the legs and face, removal of benign pigmented lesions, including brown spots, age spots, sunspots and tattoos, and cosmetic eye surgery. Of these applications, the laser hair removal market is currently the largest segment of the aesthetic medical laser market.

         In response to the needs of our customers, we have developed the LIGHTSHEER family of hair removal products that we market to a range of medical practitioners from infrequent users to higher volume practitioners at a variety of prices. These laser systems are well-suited for permanent hair reduction and, when combined with the CHILLTIP contact skin cooling system and variable pulse duration, allow for treatment of a wide range of patients with different skin colors. The LIGHTSHEER was the first semiconductor laser system that received clearance from the FDA to claim permanence in hair reduction.

SURGICAL APPLICATIONS

         The use of surgical laser systems has provided alternative treatments to conventional surgery in a number of medical fields, including urology, gynecology and orthopedics. Lasers offer a less invasive procedure with similar surgical results. The use of surgical lasers has resulted in reduced surgical trauma, shorter hospitalization and a quicker recovery, thus improving the quality of patient care and frequently decreasing overall healthcare costs compared to conventional procedures.

         Our family of VERSAPULSE Power Suite Holmium and double wavelength surgical lasers is intended for ablation, vaporization, excision, incision and immediate hemostases of soft tissue through scope or open access. The VERSAPULSE Power Suite lasers are primarily used for urological and orthoscopic procedures. In urology, the main applications for the VERSAPULSE include resection of the prostate and lithotripsy. Our ULTRAPULSE lasers are primarily used for gynecological procedures.

PRODUCTS

         We design, manufacture and market lasers, laser-based systems, precision optics and related accessories for a diverse group of customers. The following table shows selected products together with their applications, the markets they serve and the technologies upon which they are based.

-------------------------------------------------------------------------------------------------------------------
        MARKET SEGMENT                 APPLICATION                 PRODUCTS                   TECHNOLOGY
-------------------------------------------------------------------------------------------------------------------
Semiconductor and              DUV lithography             NovaLine series           Excimer
related manufacturing          ------------------------------------------------------------------------------------
                               Mask writing                SabreFreD                 Frequency doubled ion
                               ------------------------------------------------------------------------------------
                               Semiconductor inspection    Vitesse                   Ultrafast
                                                           Compass series            DPSS
                                                           Enterprise                Ion
                               ------------------------------------------------------------------------------------
                               Marking                     Avia                      DPSS
                               ------------------------------------------------------------------------------------
                               Flat panel display          Lambda STEEL series       Excimer
                               (TFT annealing)             Lambda 4000/5000 series   Excimer
                               ------------------------------------------------------------------------------------
                               Advanced packaging and      Avia                      DPSS
                               interconnects               Diamond                   CO(2)
                                                           FAP family                Semiconductor
-------------------------------------------------------------------------------------------------------------------
Optical                        Fiber bragg gratings        SabreFreD                 Frequency doubled ion
telecommunications                                         L1 FBG                    Excimer
                               ------------------------------------------------------------------------------------
                               DWDM etalons                ComEts                    Optical fabrication and
                                                                                     coating
                               ------------------------------------------------------------------------------------
                               Pump sources                OPS                       Semiconductor
-------------------------------------------------------------------------------------------------------------------
Printing and reprographics     Computer-to-plate printing  DCP                       Semiconductor
                                                           Diode bars                Semiconductor
                                                           Compass series            DPSS
                               ------------------------------------------------------------------------------------
                               Writing data to master      Innova family             Ion
                               disks
                               ------------------------------------------------------------------------------------
                               Entertainment               Innova family             Ion
-------------------------------------------------------------------------------------------------------------------
Materials processing           Marking, welding, cutting   FAP family                Semiconductor
                               and drilling                Diamond                   CO(2)
                                                           Gator 2000                DPSS
-------------------------------------------------------------------------------------------------------------------
Scientific and                 Pump source for             FAP family                Semiconductor
instrumentation                solid-state lasers          Diode bars                Semiconductor
                               ------------------------------------------------------------------------------------
                               Confocal microscopy         Mira                      Ultrafast
                                                           Vitesse                   Ultrafast
                               ------------------------------------------------------------------------------------
                               Cell sorting                Innova family             Ion
                               ------------------------------------------------------------------------------------
                               DNA and protein sequencing  Innova family             Ion
                               ------------------------------------------------------------------------------------
                               Pollution Analysis          COMpex                    Excimer
                               ------------------------------------------------------------------------------------
                               DNA Analysis                StarLine                  Diode pumped solid-state
                               ------------------------------------------------------------------------------------
                               Oncology                    ScanMate                  Dye
                               (Cancer research)
                               ------------------------------------------------------------------------------------
                               Metrology (Measuring        OPTex, COMPex             Excimer
                               Technology)
                               ------------------------------------------------------------------------------------
                               Spectroscopy                ScanMate, COMPex,         Dye, Excimer,
                                                           StarLine                  Diode pumped solid-state
                               ------------------------------------------------------------------------------------
                               Physical chemistry          ScanMate, COMPex          Dye, Excimer
                               ------------------------------------------------------------------------------------
                               Photochemistry              ScanMate, COMPex          Dye, Excimer
                               ------------------------------------------------------------------------------------
                               Medical (OEM)               OPTex, COMPex             Excimer
                               ------------------------------------------------------------------------------------
                               Laser diagnostics and       Modemaster                Electronics
                               measurement                 Fieldmaster               Electronics
                                                           Labmaster                 Electronics
                               ------------------------------------------------------------------------------------
                               Thermal imaging             Infrared optics           Optical fabrication and
                                                                                     coating
                               ------------------------------------------------------------------------------------
                               Laser components            Optics for lasers         Optical fabrication and
                                                                                     coating
-------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
       MARKET SEGMENT                APPLICATION                   PRODUCTS                  TECHNOLOGY
-----------------------------------------------------------------------------------------------------------------
Medical:
-----------------------------------------------------------------------------------------------------------------
  Ophthalmic                 Treatment of wet             Opal Photoactivator        Semiconductor
                             "classical" AMD
                             ------------------------------------------------------------------------------------
                             Treatment of retinal         Ultima 2000                Ion
                             diseases and glaucoma        Novus 2000                 Ion
                                                          Novus Verdi (1)            DPSS
                                                          Novus Omni                 Ion
                                                          Selecta 7000               Solid-state (lamp-pumped)
                             ------------------------------------------------------------------------------------
                             Treatment of secondary       Aura (1)                   Solid-state (lamp-pumped)
                             cataracts
-----------------------------------------------------------------------------------------------------------------
  Aesthetic                  Hair removal                 LightSheer family          Semiconductor
                             ------------------------------------------------------------------------------------
                             Skin rejuvenation            UltraPulse series          CO(2)
                                                          UltraFine                  Solid-state (lamp-pumped)
                             ------------------------------------------------------------------------------------
                             Removal of tattoos,          VersaPulse family          Solid-state (lamp-pumped)
                             pigmented lesions and        * VPC
                             vascular lesions (veins in   * VPW
                             legs and face)
-----------------------------------------------------------------------------------------------------------------
  Surgical                   Urology (BPH and             VersaPulse family          Solid-state (lamp-pumped)
                             lithotripsy)                 * VersaPulse Select
                             Orthopedics                  * VersaPulse Select
                                                            Dual Wave Length
                             Gynecology                   UltraPulse                 CO(2)
-----------------------------------------------------------------------------------------------------------------

 (1) Manufactured by a third party and distributed by Coherent.

         We design, manufacture and market a wide variety of lasers, laser-based systems and optical components and instruments, some of which are described below.

LASER PRODUCTS
--------------

SEMICONDUCTOR LASERS

         Semiconductor lasers use the same principles as more conventional types of lasers but miniaturize the entire assembly into a monolithic structure using semiconductor wafer fabrication processes. The advantages of this type of laser include smaller size, longer life, enhanced reliability and greater efficiency. We manufacture a wide range of semiconductor laser products with wavelengths ranging from 650nm to 1000nm and output powers ranging from 60 watts for individual bars, to several hundred watts for stacked bars. These products are available in various forms of complexity, including the following: bare diodes on heat sinks; fiber-coupled single emitters and bars; stacked bars; and fully integrated modules and microprocessor-controlled units that contain power supplies and active coolers. Our infrared semiconductor lasers, which are manufactured from proprietary materials grown in our facility in Tutcore, Finland, differ from other lasers in that they contain no aluminum in the active region. This provides our lasers with longer lifetimes and the ability to operate at broader temperature ranges.

         Our recently announced OPS laser is a semiconductor chip that is pumped by a semiconductor laser. A wide range of wavelengths can be achieved by varying the materials used in this device and doubling the frequency of the laser beam. The OPS is a compact, rugged, high power, single-mode laser that has promise in the optical telecommunications industry. Our frequency doubled OPS lasers are all solid-state devices operating continuously in the blue region of the optical spectrum, and are particularly well-suited to the bio instrumentation and graphic art markets.

         Another primary application for our semiconductor lasers is for use in computer-to-plate printing machines. These machines contain a series of semiconductor lasers that are used to direct the printing of computer images directly to paper, without the need for film or developing chemicals.

         Our semiconductor lasers are also used in machine-processing applications, such as soldering connections on printed circuit boards and welding flat panel displays, and in medical applications for the treatment of the wet "classical" form of AMD and hair removal. They are also used as the pump laser in DPSS laser systems that are manufactured by us and several of our competitors.

DIODE-PUMPED SOLID-STATE LASERS

         DPSS lasers use semiconductor lasers to pump a crystal to produce a laser beam. By changing the energy, optical components and the types of crystals used in the laser, different wavelengths and types of laser light can be produced.

         The efficiency, reliability, longevity and relatively low cost of DPSS lasers make them ideally suited for a wide range of OEM and end-user applications, particularly those requiring 24-hour operations. Our DPSS systems are compact, self-contained, sealed units. Unlike conventional tools and other lasers, our DPSS lasers require minimal maintenance since they do not have internal controls or components that require adjusting and cleaning to maintain consistency. They are also less affected by environmental changes in temperature and humidity, which can alter alignment and inhibit performance in many systems.

         We manufacture a variety of types of DPSS lasers for different applications, including semiconductor inspection, repair, test and measurement, printing and reprographics, micro-machining, rapid prototyping, holography, DNA sequencing, flow cytometry, interferometry, laser pumping, light scattering, non-destructive testing, particle counting and spectroscopy.

SALES AND MARKETING

         We market our products domestically through a direct sales force. Our foreign sales are made principally to customers in Europe, Japan and other Asia-Pacific countries. We sell internationally through direct sales personnel located in Japan, the United Kingdom, Germany, Italy, Austria, France, Belgium, the Netherlands, Sweden, Finland, the People's Republic of China and Hong Kong, as well as through independent representatives in other parts of the world. Foreign sales accounted for 58% of our total net sales in fiscal 2000 and fiscal 1999. Sales made to independent representatives and distributors are generally priced in US dollars. Foreign sales that we make directly are generally priced in local currencies and are therefore subject to currency exchange fluctuations. Foreign sales are also subject to other normal risks of foreign operations, such as protective tariffs, export and import controls and political instability. Our products are broadly distributed, and no one customer accounted for more than 10% of total net sales during fiscal 2000 or fiscal 1999.

         We maintain a customer support and field service staff in major markets in the United States, Europe, Japan and other Asia-Pacific countries. This organization works closely with customers, customer groups and independent representatives in servicing equipment, training customers to use our products and exploring additional applications of our technologies. We have also implemented a 24-hour-a-day service station, where customers can call a number at any time and receive service on their particular products.

         We typically provide one year parts and service warranties on our lasers, laser systems, optical and laser components, precision optics, and related accessories and services. Warranties on some of our products and services may be longer than one year. To date, warranty reserves, as reflected on our balance sheet, have been sufficient to cover product warranty repair and replacement costs.

RESEARCH AND DEVELOPMENT

         We are committed to the development of new products as well as the improvement and refinement of existing products. We are primarily focusing our research and development efforts on the development of excimer lasers for DUV lithography, component products for the optical telecommunications and semiconductor-related markets and new medical products. Expenditures for fiscal 2000 were $57.4 million, or 10% of net sales, compared to $46.7 million, also 10% of net sales, for fiscal 1999. We maintain separate research and development staffs for each of our three reportable business segments. We work closely with customers, both individually and through our sponsored seminars, to develop products to meet customer application and performance needs. In addition, we are working with leading research and educational institutions to develop new photonics-based solutions.

MANUFACTURING

STRATEGIES
----------

         One of our core strategies is to tightly control our supply of key parts, components and assemblies. We believe this is essential to maintain high quality and enable rapid development and deployment of new products and technologies.

         Committed to quality and customer satisfaction, we design and produce many of our own components and sub-assemblies to retain quality control. We provide customers with 24-hour technical expertise and quality that is ISO 9000 certified at our principal manufacturing sites.

         We have designed and implemented proprietary manufacturing tools, equipment and techniques in an effort to provide products that are differentiable from our competitors' products. These proprietary manufacturing techniques are utilized in a number of our product lines, including both ion and CO(2) laser production, optics fabrication, coating and assembly operations, as well as the wafer growth for our semiconductor laser product family.

         Raw materials or sub-components required in the manufacturing process are generally available from several sources. However, we currently purchase several key components and materials, including exotic materials and crystals, used in the manufacture of our products from sole source or limited source suppliers. Some of these suppliers are relatively small private companies that may discontinue their operations at any time. We typically purchase our components and materials through purchase orders and we have no guaranteed supply arrangement with any of these suppliers. We may fail to obtain these supplies in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products. Once identified, we would experience further delays from evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

         We rely exclusively on our own production capability to manufacture certain strategic components, optics and optical systems, semiconductor lasers, lasers and laser-based systems. Because we manufacture, package and test these components, products and systems at our own facilities, and such components, products and systems are not readily available from other sources, any interruption in our manufacturing would adversely affect our business. In addition, our failure to achieve adequate manufacturing yields at our manufacturing facilities may materially and adversely affect our operating results and financial condition.

OPERATIONS
----------

         Our electro-optical products are manufactured at sites in Santa Clara and Auburn California; Lubeck, Germany; Leicester and Watford, England; Glasgow, Scotland; Barendrecht, the Netherlands and Tampere, Finland. Our ion and CO(2) lasers, some of our DPSS lasers, such as VERDI, AVIA and VITESSE, semiconductor lasers and ultrafast scientific lasers are manufactured in Santa Clara, California. Our optical component products and laser instrumentation products are manufactured at our facility in Auburn, California.

         Our LIGHTSHEER family of hair removal products are manufactured in Pleasanton, California. The remainder of our medical products are manufactured at our facility in Santa Clara, California.

         Our excimer laser products, including the lasers used in DUV lithography systems, are manufactured at Lambda Physik's facility in Gottingen, Germany. Lambda Physik's DPSS product is manufactured in Fort Lauderdale, Florida.

         We make DPSS lasers at our facility in Lubeck, Germany, including the 315M and 501Q lasers. Our facility in Tampere, Finland grows the aluminum-free materials that are incorporated into our semiconductor lasers. Additional optical fabrication, coatings and electro-optical assemblies are processed and manufactured at our sites in Leicester and Watford, England. We make a range of advanced solid-state lasers used in developing applications, including scientific research and semiconductor test equipment, in Glasgow, Scotland. Our newest facility is in Barendrecht, the Netherlands, where we manufacture micro-machining systems that incorporate lasers manufactured in Santa Clara, California.

INTELLECTUAL PROPERTY

         We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We currently hold approximately 390 US and foreign patents, and we have approximately 210 additional pending patent applications that have been filed. The issued patents cover various products in all of the major markets that we serve.

         As part of our acquisition of Star Medical in December 1999, we acquired a non-exclusive sublicense of a patent that covers a method for hair removal using contact cooling. Under the terms of the sublicense agreement, we pay royalties at a rate equal to 7.5% of net product sales of the LIGHTSHEER product family.

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

         We believe that we own or have the right to use the basic patents covering our products. However, the laser industry is characterized by a very large number of patents, many of which are of questionable validity and some of which appear to overlap with other issued patents. As a result, there is a significant amount of uncertainty in the industry regarding patent protection and infringement. Because patent applications are maintained in secrecy in the United States until such patents are issued and are maintained in secrecy for a period of time outside the United States, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications of others.

         In recent years, there has been a significant amount of litigation in the United States involving patents and other intellectual property rights. In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

- stop selling, incorporating or using our products that use the infringed intellectual property;

- obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

-        redesign the products that use the technology.

         If we are forced to take any of these actions, our business may be seriously harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

         We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to protect these rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel.

COMPETITION

         Competition in the various laser markets in which we provide products is very intense. In the semiconductor and related manufacturing market, we compete against a number of companies, including SDL, Inc., Spectra-Physics Lasers, Inc., Cymer, Inc. and Gigaphoton. In the optical telecommunications market, we compete, or expect to compete, against SDL, Inc., JDS Uniphase Corporation and Spectra-Physics Lasers, Inc., among others. Our medical products compete against products offered by ESC

Medical Systems Ltd., Candela Corporation and The Carl Zeiss Group, among others. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Several of our competitors have large market capitalizations or cash reserves, and are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

         Additional competitors may enter the market, and we are likely to compete with new companies in the future. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins and loss of market share.

GOVERNMENT REGULATION

MEDICAL DEVICE REGULATION
-------------------------

         Our medical products are subject to various federal, state and international rules and regulations governing the medical products industry. In the United States, we are subject to the federal regulation by the Food and Drug Administration, or FDA, pursuant to the Federal Food, Drug and Cosmetic Act. The FDA regulates the clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices.

         The FDA classifies medical devices into one of three classes on the basis of the controls deemed to be necessary to reasonably ensure their safety and effectiveness:

- Class I--general controls--including labeling, pre-market notification and adherence to good manufacturing practices, or GPM, quality system regulation;

- Class II--general controls and special controls--including performance standards and post-market surveillance; and

-        Class III--pre-market approval.

         Before being introduced into the market, our products must obtain market clearance through either the 510(k) pre-market notification process or the pre-market approval, or PMA, application process. Approvals may include clinical testing, limitations on the number of sales, controls of end-user purchase price and controls on the extent of product commercialization. A 510(k) clearance typically will be granted if a company demonstrates to the FDA that its device is substantially equivalent in intended use, safety and effectiveness to a legally marketed Class I or II medical device or to a Class III device marketed prior to 1976 for which the FDA has not yet required the submission of a PMA. In some cases, clinical trials may be required to support a claim of substantial equivalence. It generally takes from four to 12 months from the date of submission to obtain clearance of a 510(k) submission, but it may take longer.

         After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review such decision. If the FDA disagrees with the manufacturer's decision, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until clearance or approval is obtained.

         If a medical device does not qualify for the 510(k) pre-market notification process, a company must file a PMA application. The PMA application process requires more extensive pre-filing testing than required for a 510(k) pre-market notification and is more costly, lengthy and uncertain. The PMA application process requires the manufacturer to prove the safety and effectiveness of the device to the FDA's satisfaction through extensive pre-clinical and clinical trial data, as well as information about the device and its components, including, among other things, device design, manufacturing and labeling.

After any PMA approval, a new PMA application or PMA supplement is required in the event of certain modifications to the device, its labeling, intended use or indication, or its manufacturing process.

ADDITIONAL FDA REGULATION
-------------------------

         Numerous regulatory requirements apply to our marketed devices. These requirements include the FDA's quality system regulation, or QSR, which requires manufacturers to follow elaborate design testing, control, documentation and other quality assurance procedures; the Medical Device Reporting regulation, which requires that manufacturers report to the FDA certain types of adverse events involving their products; and labeling regulations, which prohibit promotion of products for unapproved or off-label uses. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition and results of operations.

         Compliance with regulatory requirements is expensive and time-consuming. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to require that we repair, replace, recall or withdraw our existing products from the market.

         Our medical products are also subject to state and local laws and additional similar regulations in most of the international markets in which we sell our products. Our competitors in the medical device field are subject to the same regulations.

         Changes to existing US or international medical rules and regulations could adversely affect our ability to sell our current line of medical products in the United States and internationally, could increase our costs resulting from FDA-mandated repair, replacement or recall programs and could materially adversely impact our results of operations.

ENVIRONMENTAL REGULATION
------------------------

         Our operations are also subject to various federal, state and local environmental protection regulations governing the use, storage, handling and disposal of hazardous materials, chemicals, various radioactive materials and certain waste products. In the United States, we are subject to the federal regulation and control of the Environmental Protection Agency. Comparable authorities are involved in other countries. We believe that compliance with federal, state and local environmental protection regulations will not have a material adverse effect on our capital expenditures, earnings and competitive and financial position.

         Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards required by state and federal laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials.

BACKLOG

         At September 30, 2000, our backlog of orders scheduled for shipment was approximately $173.8 million, compared to $101.6 million at October 2, 1999 and $87.8 million at September 26, 1998. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by us has not been significant; however, since orders are cancelable, the backlog of orders, at any one time, is not necessarily indicative of future revenues. We anticipate filling the present backlog within the next 12 months. Backlog at September 30, 2000 was higher than backlog at October 2, 1999 in the Electro-Optics and Lambda Physik reportable business segments. Backlog at October 2, 1999 was higher than at September 26, 1998, in all three operating segments.

EMPLOYEES

         As of September 30, 2000, we had 2,839 full-time employees. Approximately 353 are involved in research and development, 1,323 in operations, manufacturing and quality assurance, and 1,163 in finance, legal, sales, marketing and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

        Financial information relating to foreign and domestic operations for the three years ended September 30, 2000, is set forth in Note 13, "Operating Segments", of the Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

         At the end of fiscal 2000, our primary locations were as follows:

         Our corporate headquarters and major Electro-Optics facility is located in Santa Clara, California, consisting of approximately 8.5 acres of land and a 200,000 square-foot building that we own.

         Additional Electro-Optics facilities are located in Auburn, California. The Auburn facilities consist of two 60,000 square-foot buildings and a 50,000-square-foot building, all of which we own, as well as a 1,500-square-foot building leased under a short-term lease.

         Our principal Medical products facility is located in Santa Clara, California consisting of a building of approximately 216,000 square feet of floor area leased until December 2001.

         Our Star Medical facility is located in Pleasanton, California consisting of five buildings totaling 30,299 square feet with leases expiring from 2002 to 2004.

         During fiscal 1993, we sold the net assets of Coherent General, Inc. The sale did not include land consisting of approximately 36 acres (11 developed acres) and facilities consisting of a 58,000-square-foot building owned by us in Sturbridge, Massachusetts. This building is currently leased (through December
2002) to Convergent Prima, Inc.

         Lambda Physik GmbH's facility in Gottingen, Germany consists of four owned buildings totaling 119,500 square feet on 7.1 acres of owned land.

         Lambda Physik's domestic facility is located in Fort Lauderdale, Florida, consisting of a 28,312-square-foot building leased until August 2002.

         Lambda Physik Japan's facilities are located in Yokohama, Japan, consisting of a 7,081-square-foot building leased through October 2002 and a 1,478-square-foot building leased through October 2002.

         Coherent GmbH's facility in Dieburg, Germany consists of a 33,598-square-foot building leased until February 2003 with a five year renewal option.

         Coherent Lubeck's facility in Lubeck, Germany consists of a 30,694-square-foot building leased through September 2002.

         Coherent Optics Europe Ltd.'s facilities consist of two leased buildings (four units) in Leicester, England totaling 34,537 square feet leased until 2007.

         Coherent Ealing Electro-Optics Ltd.'s facility consists of one owned building in Watford, England totaling 37,900 square feet on 1.6 acres of owned land.

         Coherent Tutcore's facility is located in Tampere, Finland where they manufacture semiconductor wafers. The facility is 21,464 square feet and is leased through December 2000, at which time we are exercising our option to purchase the building for $1.0 million.

         Coherent Japan's facilities include 40,113 square feet consisting of four buildings leased until January 2002.

         During fiscal 2000, we acquired Microlase Optical Systems, Ltd. (Coherent Scotland) in Glasgow, Scotland and Lasertec BV in Barendrecht, Netherlands. Coherent Scotland's facility consists of a 5,000-square-foot building that we own. Lasertec's facility consists of a 3,210-square-foot building leased until January 2003 with a 5 year renewal option.

         We maintain sales and service offices under varying leases expiring from 2003 through 2014 in France, Italy, the United Kingdom and the Netherlands, and under short-term leases in Mexico, Hong Kong, Sweden, Japan and the People's Republic of China.

         In general, our facilities are considered both suitable and adequate to provide for current and near term requirements.


ITEM 3.  LEGAL PROCEEDINGS

         We are not currently subject to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Our common stock is quoted on the Nasdaq National Market under the symbol "COHR". The following table sets forth the high and low closing prices for each quarterly period during the past two fiscal years as reported on the Nasdaq National Market.

                                                           Quarters Ended
                    -------------------------------------------------------------------------------------------
                                   Fiscal 2000                                          Fiscal 1999
                    --------------------------------------------      -----------------------------------------
                     Jan. 1      Apr. 1      July 1    Sept. 30        Dec. 26    Apr. 3     July 3     Oct. 2
                    --------------------------------------------      -----------------------------------------
 Closing Price:
 High                $29.88     $106.00      $83.88     $89.19         $13.91     $16.88     $18.94     $22.31
 Low                 $18.38     $ 25.69      $46.63     $57.38         $ 7.75     $11.75     $12.25     $16.00

         The number of stockholders of record as of November 15, 2000 was 1,737. No cash dividends have been declared or paid since Coherent was founded and we have no present intention to declare or pay cash dividends. Our agreements with the banks restrict the payment of dividends on its Common Stock. See Note 5, "Short-term Borrowings", of Notes to Consolidated Financial Statements.

         On July 26, 2000, we completed a public offering of 1,500,000 shares of common stock at an offering price of $65.00 per share. The net proceeds to us, after deducting underwriting discounts and offering expenses was approximately $91,852,000. These net proceeds will be used for acquisitions of or investments in businesses, technologies and products, continued development of new technologies and general corporate purposes.

         The Board of Directors declared a 2-for-1 stock split of its common stock effected in the form of a 100% stock dividend distributed on March 2, 1998 to holders of record as of February 17, 1998. The financial statements, notes and other references to share and per share data reflect the stock split for all periods presented.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                     FISCAL YEARS ENDED
                                    ----------------------------------------------------------------------------
CONSOLIDATED FINANCIAL                     SEPT. 30,        OCT. 2,      SEPT. 26,      SEPT. 27,      SEPT. 28,
DATA                                        2000(4)         1999(3)       1998(2)        1997(1)          1996
----------------------------------------------------------------------------------------------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                  $568,272       $468,869       $410,449       $391,038       $364,430
Gross profit                                278,217        218,675        196,496        204,543        186,605
Income from operations                       56,218         18,077         24,132         42,310         44,700
Net income                                 $ 69,937       $ 11,841       $ 18,811       $ 26,292       $ 30,314

Net income per share(5):
         Basic                             $   2.77       $   0.49       $   0.80       $   1.16       $   1.37
         Diluted                           $   2.56       $   0.48       $   0.79       $   1.12       $   1.31
Shares used in computation(5):
         Basic                               25,252         23,957         23,374         22,664         22,128
         Diluted                             27,319         24,633         23,749         23,480         23,084

Total assets                               $744,836       $495,468       $390,761       $361,650       $311,516
Long-term obligations                        68,647         74,745         12,828          9,665          3,921
Other long-term liabilities                  29,570         16,819         12,599         13,927         12,403
Minority interest in subsidiaries            48,855          3,945          3,664          4,348          2,738
Stockholders' equity                       $462,215       $277,305       $262,623       $231,233       $197,587

(1) Includes a $9.0 million, or $0.38 per diluted share, after-tax charge for the write-off of purchased in-process research and development.

(2) Includes a $2.7 million, or $0.11 per diluted share, tax benefit associated with a favorable IRS ruling.

(3) Includes a $10.7 million, or $0.44 per diluted share, after-tax charge for the write-off of purchased in-process research and development.

(4) Includes a $33.5 million, or $1.23 per diluted share, after-tax gain on issuance of stock by our Lambda Physik subsidiary.

(5) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

         We are one of the world's leading suppliers of photonics-based solutions in a broad range of commercial, medical, scientific and telecom markets. We design, manufacture and market lasers, laser-based systems, precision optics and related accessories for a diverse group of customers. Since inception in 1966, we have grown through a combination of internal expansion and strategic acquisitions of companies with related technologies and products.

         We have three reportable business segments: Electro-Optics, Medical and Lambda Physik, which work with customers to provide cost-effective photonics-based solutions. In addition to the semiconductor and related manufacturing and optical telecommunications markets, the Electro-Optics segment focuses on markets such as materials processing, micro-machining, scientific research, printing and reprographics and advanced packaging. Our Medical segment focuses on the aesthetic, ophthalmic and surgical markets, with an emphasis in the aesthetic market on hair removal and in the ophthalmic market on the treatment of retinal diseases, including age-related macular degeneration, or AMD. Lambda Physik focuses on lithography, with other target markets including lasers for flat panel display, refractive surgery, scientific research, materials processing and micro-machining applications.

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

         We conduct a significant portion of our business internationally. International sales accounted for 58%, 58% and 55% of our net sales for fiscal 2000, fiscal 1999 and fiscal 1998, respectively. We anticipate that international sales will continue to account for a significant portion of our net sales in the foreseeable future. A large portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales results from exports to foreign distributors and resellers. As a result, our international sales and operations are subject to the risks of conducting business internationally. See "Risk factors--We face risks associated with our international sales that could harm our financial condition and results of operations." We are also subject to the risks of fluctuating foreign exchange rates, which could materially adversely affect the sales price of our products in foreign markets as well as the costs and expenses of our international subsidiaries. While we use forward exchange contracts, currency swap contracts, currency options and other risk management techniques to hedge our currency exposure, we remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact our operations in the future or require us to modify current business practices.

RESULTS OF OPERATIONS - FISCAL YEARS ENDED SEPTEMBER 30, 2000, OCTOBER 2, 1999 AND SEPTEMBER 26, 1998

CONSOLIDATED SUMMARY
--------------------

         During fiscal 2000, our net income was $69.9 million, or $2.56 per diluted share, which includes the fourth quarter $33.5 million, or $1.23 per diluted share, after-tax gain (the Lambda gain) as a result of an increase in the value of our 60.4% ownership interest in Lambda Physik following its initial public offering. Pro forma net income, exclusive of the Lambda gain, for fiscal 2000 was $36.4 million, or $1.33 per diluted share. During fiscal 1999, our net income was $11.8 million, or $0.48 per diluted share, which includes the third quarter $10.7 million, or $0.44 per diluted share, after tax write-off of purchased in-process research and development (IPR&D) resulting from the acquisition of Star Medical. Pro forma net income, exclusive of this write-off, for fiscal 1999 was $22.6 million, or $0.92 per diluted share. Fiscal 1998 net income was $18.8 million, or $0.79 per diluted share, including a $2.7 million, or $0.11 per diluted share, non-recurring tax benefit.

         Pro forma income before income taxes and minority interest, excluding the Lambda gain, increased by $23.9 million, or 72%, to $57.3 million for fiscal 2000 compared to pro forma income before income taxes and minority interest, excluding the write-off of IPR&D, of $33.3 million in fiscal 1999, which increased by $8.7 million, or 35%, compared to income before income taxes and minority interest of $24.6 million for fiscal 1998. The fiscal 2000 increase was primarily attributable to increases in sales volumes and higher gross profit as a percentage of sales. The fiscal 1999 increase over fiscal 1998 was primarily attributable to increases in international sales volumes and lower selling, general and administrative expenses as a percentage of net sales.

NET SALES

         The following table sets forth for the periods indicated the amount of net sales for our operating segments and net sales as a percentage of total net sales.

                                                         FISCAL YEARS ENDED
                       ------------------------------------------------------------------------------------------
                             SEPT. 30, 2000                 OCT. 2, 1999                  SEPT. 26, 1998
                       ---------------------------  -----------------------------  ------------------------------
                                      PERCENTAGE                     PERCENTAGE                    PERCENTAGE
                                       OF TOTAL                       OF TOTAL                      OF TOTAL
                           AMOUNT      NET SALES          AMOUNT      NET SALES       AMOUNT        NET SALES
                                                          (Dollars in thousands)
---------------------------------------------------------------------------------------------------------------
Consolidated:
     Domestic             $236,091        41.5%          $198,599        42.4%       $185,004         45.1%
     International         332,181        58.5%           270,270        57.6%        225,445         54.9%
                          ---------      ------          ---------      ------       ---------       ------
     Total                $568,272       100.0%          $468,869       100.0%       $410,449        100.0%
                          =========      ======          =========      ======       =========       ======


Electro-Optics:
     Domestic             $114,962        20.2%          $ 95,399        20.3%       $ 87,119         21.2%
     International         154,522        27.2%           137,658        29.4%        106,319         25.9%
                          ---------      ------          ---------      ------       ---------       ------
     Total                $269,484        47.4%          $233,057        49.7%       $193,438         47.1%
                          =========      ======          =========      ======       =========       ======

Medical:
     Domestic             $100,600        17.7%           $82,433        17.6%       $ 78,893         19.3%
     International         104,441        18.4%            80,286        17.1%         76,797         18.7%
                          ---------      ------          ---------      ------       ---------       ------
     Total                $205,041        36.1%          $162,719        34.7%       $155,690         38.0%
                          =========      ======          =========      ======       =========       ======

Lambda Physik:
     Domestic             $ 20,529         3.6%          $ 20,767         4.5%       $ 18,992          4.6%
     International          73,218        12.9%            52,326        11.1%         42,329         10.3%
                          ---------      ------          ---------      ------       ---------       ------
     Total                $ 93,747        16.5%          $ 73,093        15.6%       $ 61,321         14.9%
                          =========      ======          =========      ======       =========       ======

CONSOLIDATED

         During fiscal 2000, net sales increased by $99.4 million, or 21%, to $568.3 million from $468.9 million in fiscal 1999, primarily as a result of higher sales volumes in all three operating segments. International sales grew at a higher rate than domestic sales for a total increase of $61.9 million, or 23%. In particular, Asia-Pacific sales increased by 25% while European sales increased 17%. International sales were 58% of net sales in both fiscal 2000 and fiscal 1999.

         During fiscal 1999, net sales increased by $58.5 million, or 14%, to $468.9 million from $410.4 million in fiscal 1998, primarily as a result of increased sales volumes in the Electro-Optics and Lambda Physik segments. International sales grew at a higher rate than domestic sales for a total increase of $44.8 million, or 20%. In particular, Asia-Pacific sales increased by 26% while European sales increased 16%. The increase in Asia-Pacific sales resulted primarily from economic recovery in that region. Accordingly, international sales were 58% of net sales in fiscal 1999 compared to 55% in fiscal 1998.

ELECTRO-OPTICS

         Electro-Optics net sales increased by $36.4 million, or 16%, in fiscal 2000 to $269.5 million from $233.1 million in fiscal 1999. Domestic sales increased by $19.5 million, or 21%, and international sales increased by $16.9 million, or 12%, in fiscal 2000. Sales increased primarily due to higher sales volumes in commercial solid state products, including semiconductor lasers to the non-metal printed circuit board or PCB, hole drilling, optical telecommunications and computer-to-plate markets. Fiscal 2000 optical telecommunications market sales increased 164% to $11.3 million from the prior year.

         Electro-Optics net sales increased by $39.7 million, or 20%, in fiscal 1999 to $233.1 million from $193.4 million in fiscal 1998. Domestic sales increased by $8.3 million, or 10%, and international sales increased by $31.3 million, or 29%, in fiscal 1999. Sales increased primarily due to higher sales volumes in commercial solid-state products and in commercial systems.

MEDICAL

         Medical net sales increased by $42.3 million, or 26%, to $205.0 million in fiscal 2000 from $162.7 million in fiscal 1999. International sales increased by $24.1 million, or 30%, and domestic sales increased by $18.2 million, or 22%, in fiscal 2000. This increase in sales was primarily due to strong sales growth in Ophthalmic products, including the OPAL-TM-Photoactivator-TM- which received FDA clearance on ApriL 13, 2000, and due to the acquisition of Star Medical in May 1999, where we now recognize the full sales value of the LightSheer-TM-family of hair removal systems instead of only the commission revenue recognition through May 1999.

         Medical net sales increased by $7.0 million, or 5%, to $162.7 million in fiscal 1999 from $155.7 million in fiscal 1998. International sales increased by $3.5 million, or 5%, and domestic sales increased by $3.5 million, or 4%, in fiscal 1999. This increase in sales was primarily due to an increase of almost $28 million in sales of LightSheer hair removal systems partially offset by lower sales of non-hair removal aesthetic products and the expiration of our agreement to distribute ophthalmic refractive systems for a German manufacturer.

LAMBDA PHYSIK

         Lambda Physik net sales increased by $20.6 million, or 28%, in fiscal 2000 to $93.7 million from $73.1 million in fiscal 1999. International sales increased by $20.9 million, or 40%, while domestic sales decreased by $0.3 million, or 1%. The increase in sales was primarily due to increased shipments of commercial products, primarily lasers used in lithography systems.

         Lambda Physik net sales increased by $11.8 million, or 19%, in fiscal 1999 to $73.1 million from $61.3 million in fiscal 1998. International sales increased by $10.0 million, or 24%, and domestic sales increased by $1.8 million, or 9%. The increase in sales was primarily due to increased shipments of commercial products, primarily lasers used in lithography systems.

GROSS MARGIN

CONSOLIDATED

         The gross margin rate increased to 49.0% for fiscal 2000 compared to 46.6% for fiscal 1999. The increase in the overall margin resulted primarily from higher sales volumes, lower warranty expenses and lower inventory provisions in the Electro-Optics segment and higher sales and increased sales of higher margin OPAL and hair removal systems in the Medical segment.

         The gross margin rate decreased to 46.6% for fiscal 1999 compared to 47.9% for fiscal 1998. The deterioration in the overall margin resulted primarily from higher sales of lower margin lithography systems at Lambda Physik and inventory obsolescence write-downs of $1.3 million in the Lambda Physik segment.

ELECTRO-OPTICS

         The gross margin rate increased by 3.7% to 50.6% in fiscal 2000 from 46.9% in fiscal 1999. The increase was primarily due to increased sales of higher margin commercial solid-state products, higher sales volumes relative to fixed overhead costs and higher sales volume without corresponding increases in warranty expense and inventory provisions.

         The gross margin rate decreased by 0.3% to 46.9% in fiscal 1999 from 47.2% in fiscal 1998. The decrease was primarily due to increased inventory obsolescence write-downs for our catalog business, partially offset by higher sales volumes without a corresponding increase in fixed costs.

MEDICAL

         The gross margin rate increased by 1.6% to 49.9% in fiscal 2000 from 48.3% in fiscal 1999. The improvement was primarily due to higher sales and a better mix of product sales, primarily our OPAL Photoactivator to treat the "wet classical" form of age-related macular degeneration and our hair removal systems.

         The gross margin rate decreased by 0.2% to 48.3% in fiscal 1999 from 48.5% in fiscal 1998. The decrease was primarily due to lower sales of higher margin aesthetic products.

LAMBDA PHYSIK

         The gross margin rate was flat, decreasing 0.1% to 41.9% in fiscal 2000 from 42.0% in fiscal 1999.

         The gross margin rate decreased to 42.0% in fiscal 1999 from 48.3% in fiscal 1998. The decrease from fiscal 1998 resulted primarily from higher sales of lower margin lithography systems, lower average selling prices for sales of scientific products and additional provisions for inventory obsolescence of $1.3 million.

OPERATING EXPENSES

                                                          FISCAL YEARS ENDED
                             -----------------------------------------------------------------------------
                                  SEPT. 30, 2000             OCT. 2, 1999            SEPT. 26, 1998
                             ------------------------- ------------------------ --------------------------
                                           PERCENTAGE               PERCENTAGE                PERCENTAGE
                                           OF TOTAL                  OF TOTAL                  OF TOTAL
                                AMOUNT     NET SALES      AMOUNT     NET SALES     AMOUNT      NET SALES
                                                       (Dollars in thousands)
----------------------------------------------------------------------------------------------------------
Research and development        $ 57,436     10.1%       $ 46,759      10.0%      $ 44,534       10.9%
In-process research and
    development                                            16,000       3.4%
Selling, general and
    administrative               155,626     27.4%        132,138      28.2%       123,186       30.0%
Intangibles amortization           8,937      1.6%          5,701       1.2%         4,644        1.1%
                                --------     -----       --------      -----      --------       -----
Total operating expenses        $221,999     39.1%       $200,598      42.8%      $172,364       42.0%
                                ========     =====       ========      =====      ========       =====

         Fiscal 2000 operating expenses increased by $21.4 million, or 11%, from fiscal 1999. As a percentage of net sales, operating expenses decreased to 39.1% in fiscal 2000 from 42.8% in fiscal 1999. Exclusive of the third quarter fiscal 1999 write-off of purchased in-process research and development, operating expenses increased by $37.4 million, or 20%, but as a percentage of net sales decreased to 39.1% from 39.4%.

         Fiscal 1999 operating expenses increased by $28.2 million, or 16%, from fiscal 1998. As a percentage of net sales, operating expenses increased to 42.8% in fiscal 1999 from 42.0% in fiscal 1998. Exclusive of the third quarter fiscal 1999 write-off of purchased in-process research and development, operating expenses increased by $12.2 million, or 7%, but as a percentage of net sales decreased to 39.4% from 42.0%.

RESEARCH AND DEVELOPMENT

         Fiscal 2000 research and development expenses increased by $10.7 million, or 23%, from fiscal 1999 and increased to 10.1% from 10.0% of net sales. The increase was primarily due to increased spending on lithography, optical telecommunication and other projects, the acquisition of Star Medical in May 1999 and an increased number of employees.

         Fiscal 1999 research and development expenses increased by $2.2 million, or 5%, from fiscal 1998 but decreased to 10.0% from 10.9% of net sales. The absolute dollar increase was primarily due to increased headcount and spending on projects in the Electro-Optics segment.

IN-PROCESS RESEARCH AND DEVELOPMENT

         Fiscal 1999 in-process research and development expenses of $16.0 million resulted from our acquisition of Star Medical. See Note 2 of Notes to Consolidated Financial Statements.

SELLING, GENERAL AND ADMINISTRATIVE

         Fiscal 2000 selling, general and administrative expenses increased by $23.5 million, or 18%, from fiscal 1999, but decreased as a percentage of net sales from 28.2% to 27.4%. The dollar increase was primarily due to higher commissions as a result of higher sales, higher marketing expenses for new and pending product introductions, increased investments in information technology and higher payroll-related expenses.

         Fiscal 1999 selling, general and administrative expenses increased by $9.0 million, or 7%, from fiscal 1998, but decreased as a percentage of net sales from 30.0% to 28.2%. The dollar increase was primarily due to increases in the number of employees and related payroll costs in the Electro-Optics segment to support increased sales volumes. This dollar increase was also due in part to increased investments in information technology, outside consulting costs and increased payroll related costs offset partially by the non-recurrence of fiscal 1998 charges, which included:

       - restructuring costs of $2.9 million related to the Medical segment;

       - the relocation of the Medical segment to a new facility; and

       - the costs associated with launching an Electro-Optics catalog.

INTANGIBLES AMORTIZATION

         Fiscal 2000 intangibles amortization expenses increased by $3.2 million, or 57%, primarily due to the acquisition of Star Medical.

         Fiscal 1999 intangibles amortization expenses increased by $1.1 million, or 23%, primarily due to the acquisition of Star Medical.

OTHER INCOME (EXPENSE)

         Other income, net of other expenses, increased by $56.9 million during fiscal 2000 compared to fiscal 1999. The increase was primarily due to our $55.1 million gain as a result of an increase in the value of our ownership interest in Lambda Physik AG following its initial public offering as well as increased interest income on increased investments and non-recurrence of other miscellaneous expenses, partially offset by increased interest expense on the Star acquisition debt. Our ownership interest in Lambda Physik decreased from 80.0% to 60.4% as a result of the initial public offering.

         Other expenses, net of other income, increased by $1.2 million during fiscal 1999 compared to fiscal 1998. The increase was primarily due to increased interest expense related to financing of the Star Medical acquisition, partially offset by increased interest income.

MINORITY INTEREST IN SUBSIDIARIES EARNINGS

         Minority interest in subsidiaries earnings increased by $0.8 million during fiscal 2000 compared to fiscal 1999. The increase was primarily due to the increased profitability of our Lambda Physik subsidiaries and our Tutcore subsidiary.

         Minority interest in subsidiaries earnings increased by $0.2 million during fiscal 1999 compared to fiscal 1998. The increase was primarily due to the liquidation of our investment in CFX Communications and increased profitability of our Tutcore subsidiary, partially offset by decreased profitability of our Lambda Physik subsidiaries.

INCOME TAXES

         The effective tax rate for fiscal 2000 was 36.1%. The pro forma tax rate for fiscal 2000, excluding the $33.5 million after-tax gain on the issuance of Lambda Physik subsidiary stock was 33.1%. The pro forma effective tax rate for fiscal 1999, excluding the $10.7 million after-tax write-off of purchased in-process research and development, was 29.0%. The pro forma effective tax rate increased as a result of higher profit before income taxes in fiscal 2000, changes in the distribution of taxable income among jurisdictions with varying rates offset by higher foreign tax credits.

         The effective tax rate for fiscal 1999 was 25.3% and the pro forma effective tax rate for fiscal 1999, excluding the $10.7 million write-off of purchased in-process research and development, was 29.0%. The pro forma effective tax rate for fiscal 1998, excluding the $2.7 million non-recurring tax benefit, was 30.9%. The pro forma effective tax rate decreased as a result of the non-recurrence of reserves for exposure items offset by changes in the distribution of taxable income among jurisdictions with varying tax rates.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, our primary sources of liquidity were cash, cash equivalents and short-term investments of $258.2 million. Additional sources of liquidity were a multi-currency line of credit and bank credit facilities totaling $71.8 million as of September 30, 2000, of which $68.6 million was unused and available. During fiscal 2000, these credit facilities were used in Japan and Europe. Because of our low debt to equity ratio, we believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents, short-term investments and available lines of credit are expected to be sufficient to fund operations for at least the next 12 months. We are subject to certain financial covenants related to our lines of credit. At September 30, 2000, we were in compliance with these covenants.

         During the first quarter of fiscal 1997, we signed a lease for 216,000 square feet of office, research and development and manufacturing space for our Medical segment headquarters in Santa Clara, California. The lease expires in December 2001. We have an option to purchase the property for $24.0 million, or at the end of the lease arrange for the sale of the property to a third party while retaining an obligation to the owner for the difference between the sale price, if less than $20.8 million, and $20.8 million, subject to certain provisions of the lease. If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of approximately $20.8 million. We occupied the building in July 1998 and commenced lease payments at that time. The lease requires that we maintain specified financial covenants. At September 30, 2000, we were in compliance with these covenants.

         We have committed approximately $26 million to build an additional building at our Electro-Optics facility in Auburn, California to enable us to expand our manufacturing capacity for optical telecommunications products and to provide coating equipment at this facility. At September 30, 2000, $6 million had been spent on this project. We have also committed approximately $10 million to expand our Lambda Physik manufacturing facility in Gottingen, Germany to expand our manufacturing capacity for DUV lithography systems. We have committed approximately $10 million at our Electro-Optics facility in Tampere, Finland to setup a separate facility for the growth and development of telecommunications products.

         In September 1997, Coherent signed a lease for 17,438 square feet of office and manufacturing space in Tampere, Finland for the Semiconductor Division of its Electro-Optics segment. The lease agreement contained an option for us to purchase the building in December 2000 for $1,040,000. During fiscal 2000, we signed an agreement to exercise the option and purchase the building in December 2000.

CHANGES IN FINANCIAL CONDITION

         Cash, cash equivalents and short-term investments increased $189.3 million, or 275%, in fiscal 2000.

         Cash and cash equivalents, at September 30, 2000, increased by $120.2 million, or 314%, from October 2, 1999. Operations and changes in exchange rates used $43.9 million, including $69.1 million, net, used to purchase short-term investments. Investing activities used $33.9 million, including $33.0 million used to acquire property and equipment, net, $4.4 million used to acquire businesses and $3.5 million, net, used for other investing activities. Financing activities provided $194.5 million with net proceeds of $92.7 million from the initial public offering of our Lambda Physik AG subsidiary, net proceeds of $91.9 million from our secondary offering, $17.8 million from the sale of shares under our employee stock plans and other, $2.0 million, offset by net debt repayments of $9.9 million.

         Net accounts receivable increased $17.4 million, or 18%, from October 2, 1999 to September 30, 2000 primarily due to increases in the Medical and Electro-Optics segments as a result of increased sales volumes.

         Net inventories increased $28.1 million, or 29%, from October 2, 1999 to September 30, 2000 primarily due to increases in the Lambda Physik segment to support the lithography business and due in part to increases in the Electro-Optics and Medical segments to support increased sales.

         Net property, plant and equipment increased $12.6 million, or 14%, from October 2, 1999 to September 30, 2000 primarily due to investments in increased production facilities and equipment in our optical telecommunications business in the Electro-Optics segment and our lithography business in the Lambda Physik segment.

         Short-term borrowings decreased $10.2 million, or 71%, from October 2, 1999 to September 30, 2000 primarily due to increased cash available to pay down borrowings in international subsidiaries, particularly due to Lambda Physik's initial public offering.

         Trade accounts payable increased $10.9 million, or 60%, from October 2, 1999 to September 30, 2000 primarily due to increased inventory levels and other purchases to support increased sales volumes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

         We maintain a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These trading securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2000, the fair value of the portfolio would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

         At September 30, 2000, we had fixed rate long-term debt of approximately $72.7 million, and a hypothetical 10% decrease in interest rates would not have a material impact on the fair market value of this debt. We do not hedge any interest rate exposures.

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

         We had $24.4 million of short-term forward exchange contracts, denominated in major foreign currencies, which approximated the fair value of such contracts and their underlying transactions at September 30, 2000. Gains and losses related to these instruments at September 30, 2000 were not material. Looking forward, we do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

         The following table provides information about our foreign exchange forward contracts at September 30, 2000. The table presents the value of the contracts in US dollars at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the fair value approximates the weighted average contractual foreign currency exchange rate value of the contracts at September 30, 2000.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

                                         AVERAGE CONTRACT     US NOTIONAL
                                               RATE              AMOUNT            FAIR VALUE
                                         ----------------     -----------          ----------
Euro                                          0.989             $10,113              $9,027
British Pound Sterling                        1.572               7,830               7,353
Swedish Krone                                 8.982               4,275               3,986
Japanese Yen                                102.533               1,756               1,664
Hong Kong Dollar                              7.792               1,591               1,590
Norwegian Kroner                              8.867                 406                 397
Danish Kroner                                 8.022                 374                 355

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the staff of the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101. SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles, or GAAP, to revenue recognition in financial statements. We are required to adopt SAB 101 in the fourth quarter of fiscal 2001. Although we believe that our revenue recognition policies are in accordance with GAAP, we are currently studying SAB 101 and have not yet determined its impact, if any, on our financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In May 1999, SFAS 133 was amended to defer its effective date. SFAS 133 will be effective for our first quarter filing of fiscal 2001. Adoption of this new accounting standard will result in a cumulative after-tax increase in net income of approximately $0.3 million and other comprehensive expense of approximately $0.4 million in the first quarter of fiscal 2001.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14 (a) for an index to the Consolidated Financial Statements and Supplementary Financial Information, which are attached hereto.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding our directors will be set forth under the caption "Election of Directors--Nominees" in our proxy statement for use in connection with the Annual Meeting of Stockholders to be held in March 2001, (the "2000 Proxy Statement") and is incorporated herein by reference. The 2000 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

         Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers:

        Name                                    Age                             Office Held
-------------------------------------------------------------------------------------------------------------------
Bernard J. Couillaud, PhD                       56                       President and Chief Executive
                                                                         Officer

Robert J. Quillinan                             53                       Executive Vice President
                                                                         and Chief Financial Officer

John R. Ambroseo, PhD                           39                       Executive Vice President,
                                                                         President and General Manager,
                                                                         Coherent Photonics Group

Vittorio Fossati-Bellani, PhD                   53                       Executive Vice President,
                                                                         President and General Manager,
                                                                         Coherent Telecom-Actives Group

James Taylor                                    51                       Executive Vice President,
                                                                         President and General Manager,
                                                                         Coherent Medical Group

Kevin McCarthy                                  44                       Executive Vice President and
                                                                         Chief Information Officer

Ron Victor                                      55                       Executive Vice President,
                                                                         Human Resources

Dennis C. Bucek                                 55                       Senior Vice President,
                                                                         Treasurer and Assistant Secretary

Scott H. Miller                                 46                       Senior Vice President and General
                                                                         Counsel

         There are no family relationships between any of the executive officers and directors.

         Dr. Couillaud has served as our President and Chief Executive Officer as well as a member of our Board of Directors since July 1996. Dr. Couillaud served as Vice President and General Manager of Coherent Laser Group from March 1992 to July 1996. From July 1990 to March 1992, Dr. Couillaud served as Manager of our Advanced Systems Business Unit, and from September 1987 to July 1990, he served as Director of Research & Development for the Coherent Laser Group. From November 1983, when he joined us, to September 1987, Dr. Couillaud held various managerial position with us. Dr. Couillaud received his PhD in Chemistry from Bordeaux University, Bordeaux, France.

         Mr. Quillinan has served as our Executive Vice President and Chief Financial Officer since July 1984. Mr. Quillinan served as Vice President and Treasurer from March 1982 to July 1984 and as Corporate Controller from May 1980 to March 1982. Mr. Quillinan received his MS degree in Accounting from Clarkson University and is a CPA.

         Dr. Ambroseo has served as our Executive Vice President and as President and General Manager of the Coherent Photonics Group since September 2000. From September 1997 to September 2000, Dr. Ambroseo served as our Executive Vice President and as President and General Manager of the Coherent Laser Group. From March 1997 to September 1997, Dr. Ambroseo served as our Scientific Business Unit

Manager. From August 1988, when Dr. Ambroseo joined us, until March 1997, he served as a Sales Engineer, Product Marketing Manager, National Sales Manager and Director of European Operations. Dr. Ambroseo received his PhD in Chemistry from the University of Pennsylvania.

         Dr. Fossati-Bellani has served as our Executive Vice President and as President and General Manager of the Coherent Telecom-Actives Group since September 2000. From September 1997 to September 2000, Dr. Fossati-Bellani served as our Executive Vice President and as President and General Manager of the Coherent Semiconductor Group. From May 1992 to September 1997, Dr. Fossati-Bellani served as our Diode Laser Business Unit Manager. From December 1979, when he joined our Italian office, to May 1992, Dr. Fossati-Bellani served in the capacity of Scientific Sales Engineer, Product Manager, Director of Marketing, Director of Business Development, Scientific Business Unit Manager and Diode Laser Business Unit Manager for the Coherent Laser Group. Dr. Fossati-Bellani received his PhD degree in Physics from the University of Milano, Italy.

         Mr. Taylor has served as our Executive Vice President and as President and General Manager of the Coherent Medical Group since February 1999. From April 1997 to February 1999, Mr. Taylor served as President and Chief Executive Officer of Andros, Inc., an analytical instruments company headquartered in Berkeley, California. From January 1995 through April 1997, Mr. Taylor served as President of the Medical Systems Division of Ohmeda Medical, Inc., a manufacturer of anesthesia delivery and monitoring systems and from April 1993 to December 1994 as Vice President, Marketing of the Medical Systems Division of Ohmeda. Mr. Taylor received a BS degree from the US Naval Academy in 1970, a MS degree from John Hopkins University in 1982 and attended the Stanford Executive Institute.

         Mr. McCarthy was appointed our Executive Vice President and Chief Information Officer in May 2000. From August 1999 to May 2000, he was Chief Information Officer for Unisphere Solutions, Inc., a subsidiary of Siemens AG, a large diversified industrial company. From September 1993 to July 1999, he was Vice President Information Technology for General Instrument, Inc., a company that develops and sells interactive video, voice and data products. Mr. McCarthy received a BS degree from Lafayette College and an MBA from the Wharton School of Business.

         Mr. Victor was appointed our Executive Vice President of Human Resources in May 2000. From August 1999 to May 2000, he was our Corporate Vice President of Human Resources. He was Vice President of Human Resources for the Coherent Medical Group from September 1997 to August 1999. Between November 1996 and September 1997, he was Vice President Human Resources for Netsource Communication, Inc., an internet advertisement and communication company. From November 1995 to November 1996, Mr. Victor served as Vice President of Human Resources for Micronics Computers, Inc., a manufacturer of computer components. Between January 1982 and September 1995 he was Vice President of Human Resources of Syntex, a pharmaceutical company. Mr. Victor received a BA degree from American International College and a MA degree from Springfield College.

         Mr. Bucek has served as our Senior Vice President, Treasurer and Assistant Secretary since August 1985. He received his BA degree from Mankato State University and is a CPA.

         Mr. Miller has served as our General Counsel since October 1988 and as our Senior Vice President since March 1994. Mr. Miller received a BA degree in Economics from UCLA and a JD from Stanford Law School.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding remuneration of our directors and executive officers will be set forth under the caption "Election of Directors--Executive Compensation" in our 2000 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management will be set forth under the captions "Information Concerning Solicitation and Voting--Record Date and Share Ownership" and "Election of Directors--Security Ownership of Management" in our 2000 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will be set forth under the caption "Election of Directors--Certain Transactions" in our 2000 Proxy Statement and is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND FORM 8-K REPORTS

                                                                                                           Page
(a)      1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         The following Consolidated Financial Statements of
         Coherent, Inc. and its subsidiaries are filed as part of this report on Form 10-K:

               Management's Responsibility for Financial Reporting                                           45

               Independent Auditors' Report                                                                  46

               Consolidated Balance Sheets - September 30, 2000
               and October 2, 1999                                                                           47

               Consolidated Statements of Income - Years ended September 30,
               2000, October 2, 1999 and September 26, 1998                                                  48

               Consolidated Statements of Stockholders' Equity - Years ended
               September 30, 2000, October 2, 1999 and September 26, 1998                                    49

               Consolidated Statements of Cash Flows - Years ended September 30,
               2000, October 2, 1999 and September 26, 1998                                                  50

               Notes to Consolidated Financial Statements                                                    52

         2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation and Qualifying Accounts                                                     69

         Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

         3.  EXHIBITS


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

        EXHIBITS CONTINUED

           Exhibit
           Numbers
           4.1*                 Amended and Restated Common Shares Rights Agreement dated November 2, 1989 between Coherent and the Bank of Boston. (Previously filed as Exhibit 4.1 to
                                Form 8-K filed on November 3, 1989.)

           10.18*               1987 Incentive Stock Option Plan and forms of agreement. (Previously filed as
                                Exhibit 10.18 to Form 10-K for the fiscal year ended September 30, 1989.)

           10.19*               Productivity Incentive Plan, as amended. (Previously filed as Exhibit 10.19 to
                                Form 10-K for the fiscal year ended October 1, 1988.)

           10.20*               Employee Stock Purchase Plan and form of Subscription Agreement, as amended.
                                (Previously filed as Exhibit 10.20 to Form 10-K for the fiscal year ended October
                                1, 1988.)

           10.21*               Coherent Employee Retirement and Investment Plan. (Previously filed as Exhibit
                                10.23 to Form 8, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 25, 1982.)

           10.30*               Patent License Agreements by and between Coherent, Inc. and Patlex Corporation, effective as of July 1, 1988. (Previously filed as Exhibit 10.30 to Form 10-K for the fiscal year ended October 1, 1988.)

           10.31*               Agreement by and between Coherent, Inc. and Dr. Dirk Basting, dated as of
                                September 15, 1988. (Previously filed as Exhibit 10.31 to Form 10-K for the fiscal year ended October 1, 1988.)

           10.34*               1995 Stock Plan and forms of agreement. (Previously filed as Exhibit 10.34 to
                                Form 10-K for the fiscal year ended September 28, 1996.)

           10.36*               Note Purchase Agreement by and between Coherent, Inc. and the purchasers of $70 million series notes dated May 18, 1999. (Previously filed as Exhibit 10.36 to
                                Form 10-K for the fiscal year ended October 2, 1999.)

           10.37                1998 Director Option Plan

           21.1                 Subsidiaries.

           23.1                 Independent Auditors' Consent.

           27.1                 Financial Data Schedules.


(b)      REPORTS ON FORM 8-K

         None



* These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 14, 2000.




                                          COHERENT, INC.
                                          BERNARD COUILLAUD
                                          -------------------------------------
                                          By:  Bernard Couillaud
                                          President and Chief Executive Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ BERNARD J. COUILLAUD                                            December 14, 2000
-----------------------------------------------------------     -------------------------
Bernard J. Couillaud                                                      Date
(Director, President & Chief Executive Officer)


/s/ ROBERT J. QUILLINAN                                             December 14, 2000
-----------------------------------------------------------     -------------------------
Robert J. Quillinan                                                       Date
(Executive Vice President & Chief Financial Officer)


/s/ HENRY E. GAUTHIER                                               December 14, 2000
-----------------------------------------------------------     -------------------------
Henry E. Gauthier                                                         Date
(Director, Chairman of the Board)


/s/ CHARLES W. CANTONI                                              December 14, 2000
-----------------------------------------------------------     -------------------------
Charles W. Cantoni                                                        Date
(Director)


/s/ FRANK CARRUBBA                                                  December 14, 2000
-----------------------------------------------------------     -------------------------
Frank Carrubba                                                            Date
(Director)


/s/ THOMAS SLOAN NELSEN                                             December 14, 2000
-----------------------------------------------------------     -------------------------
Thomas Sloan Nelsen                                                       Date
(Director)


/s/ JERRY E. ROBERTSON                                              December 14, 2000
-----------------------------------------------------------     -------------------------
Jerry E. Robertson                                                        Date
(Director)


/s/ JOHN H. HART                                                    December 14, 2000
-----------------------------------------------------------     -------------------------
John H. Hart                                                              Date
(Director)


               MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

         Management is responsible for the preparation and integrity of the financial statements included in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management's best judgment where necessary. Financial information included elsewhere in this report is consistent with these financial statements.

         Management maintains a system of internal controls and procedures designed to provide reasonable assurance that transactions are executed in accordance with proper authorization, that transactions are properly recorded in our records, that assets are safeguarded and that accountability for assets is maintained. The concept of reasonable assurance is based on the recognition that the cost of maintaining our system of internal accounting controls should not exceed benefits expected to be derived from the system. Internal controls and procedures are periodically reviewed and revised, when appropriate, due to changing circumstances and requirements. Independent auditors are appointed by our Board of Directors and ratified by our shareholders to audit the financial statements in accordance with auditing standards generally accepted in the United States of America and to independently assess the fair presentation of our financial position, results of operations and cash flows. Their report follows in this report.

         The Audit Committee, all of whose members are outside directors, provides oversight to our financial accounting and reporting processes. The Audit Committee meets periodically with management and the independent auditors to ensure that each is properly discharging its responsibilities. The independent auditors have full and free access to the Committee without the presence of management to discuss the results of their audits, the adequacy of internal accounting controls and the quality of financial reporting.




Bernard J. Couillaud
President & Chief Executive Officer



Robert J. Quillinan
Executive Vice President & Chief Financial Officer

                         INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Coherent, Inc.:

         We have audited the accompanying consolidated balance sheets of Coherent, Inc. and its subsidiaries, as of September 30, 2000 and October 2, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the consolidated financial statement schedule listed in Item 14.(a)2. These financial statements and the financial statement schedule are the responsibility of Coherent's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coherent, Inc. and its subsidiaries at September 30, 2000 and October 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE  & TOUCHE LLP

San Jose, California
October 30, 2000

                                           COHERENT, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                           (In thousands, except par value)

                                                                               September 30,         October 2,
                                                                                  2000                  1999
------------------------------------------------------------------------------------------------------------------
ASSETS
------

CURRENT ASSETS:
   Cash and equivalents                                                         $158,488              $ 38,279
   Short-term investments                                                         99,681                30,637
   Accounts receivable - net of allowances
     of $6,763 (2000) and $4,592 (1999)                                          112,401                95,003
   Inventories                                                                   125,968                97,902
   Prepaid expenses and other assets                                              22,989                18,738
   Deferred tax assets                                                            38,886                37,014
------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                             558,413               317,573
------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT                                                           188,235               165,630
ACCUMULATED DEPRECIATION AND AMORTIZATION                                        (85,645)              (75,676)
------------------------------------------------------------------------------------------------------------------
   Property and equipment - net                                                  102,590                89,954
------------------------------------------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
   $14,405 (2000) and $9,372 (1999)                                               38,555                39,490
OTHER ASSETS                                                                      45,278                48,451
------------------------------------------------------------------------------------------------------------------
                                                                                $744,836              $495,468
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings                                                       $   4,211              $ 14,371
   Current portion of long-term obligations                                        7,687                 8,599
   Accounts payable                                                               29,282                18,343
   Income taxes payable                                                            5,415                 8,221
   Other current liabilities                                                      88,954                73,120
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                        135,549               122,654
-----------------------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS                                                             68,647                74,745
OTHER LONG-TERM LIABILITIES                                                       29,570                16,819
MINORITY INTEREST IN SUBSIDIARIES                                                 48,855                 3,945

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01:
     Authorized - 50,000 shares
     Outstanding - 27,102 shares (2000) and 24,142 shares (1999)                     270                   240
   Additional paid-in capital                                                    227,973               106,748
   Notes receivable from stock sales                                              (1,392)                 (557)
   Accumulated other comprehensive income (loss)                                  (5,311)                  136
   Retained earnings                                                             240,675               170,738
------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                       462,215               277,305
------------------------------------------------------------------------------------------------------------------
                                                                                $744,836              $495,468
==================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                          COHERENT, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                       (In thousands, except per share data)

                                                                                Years Ended
                                                            -------------------------------------------------------
                                                              Sept. 30,            Oct. 2,              Sept. 26,
                                                                2000                1999                  1998
-------------------------------------------------------------------------------------------------------------------
NET SALES                                                      $568,272           $468,869              $410,449
COST OF SALES                                                   290,055            250,194               213,953
-------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                    278,217            218,675               196,496
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
     Research and development                                    57,436             46,759                44,534
     In-process research and development                                            16,000
     Selling, general and administrative                        155,626            132,138               123,186
     Intangibles amortization                                     8,937              5,701                 4,644
-------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                        221,999            200,598               172,364
-------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                           56,218             18,077                24,132

OTHER INCOME (EXPENSE):
     Gain on issuance of stock by subsidiary                     55,148
     Interest and dividend income                                 5,968              3,042                 1,274
     Interest expense                                            (6,295)            (3,755)               (1,236)
     Foreign exchange loss                                         (648)              (163)                 (711)
     Other - net                                                  2,027                147                 1,154
-------------------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE), NET                                56,200               (729)                  481
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES
         AND MINORITY INTEREST                                  112,418             17,348                24,613
PROVISION FOR INCOME TAXES                                       40,527              4,389                 4,894
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE MINORITY INTEREST                                  71,891             12,959                19,719
MINORITY INTEREST IN SUBSIDIARIES EARNINGS                       (1,954)            (1,118)                 (908)
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $ 69,937           $ 11,841              $ 18,811
===================================================================================================================

NET INCOME PER SHARE:
     Basic                                                     $   2.77           $   0.49              $   0.80
     Diluted                                                   $   2.56           $   0.48              $   0.79
===================================================================================================================

SHARES USED IN COMPUTATION:
     Basic                                                       25,252             23,957                23,374
     Diluted                                                     27,319             24,633                23,749
===================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             COHERENT, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         Years ended September 30, 2000, October 2, 1999 and September 26, 1998
                                    (In thousands)

                                                                                               Accum.
                                         Common Stock                                          Other
                                         ------------        Add.   Notes Rec.                  Comp.                Total
                                                  Par      Paid-in  From Stock   Retained      Income                Comp.
                                         Shares  Value     Capital    Sales      Earnings      (Loss)     Total     Income
---------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 27, 1997               22,926  $228     $90,750      $(98)    $140,086        $267   $231,233

Net income                                                                         18,811                 18,811   $18,811
Other comprehensive income:
     Translation adjustment, net of tax                                                         1,064      1,064     1,064
                                                                                                                   -------
     Total comprehensive income                                                                                    $19,875
                                                                                                                   =======
Sales of shares under Employee Stock
     Option Plan                             459     5       3,692      (212)                              3,485
Productivity Incentive Plan distributions     17               401                                           401
Sales of shares under Employee
     Stock Purchase Plan                     209     2       3,355                                         3,357
Tax benefit of Employee Stock
     Option Plan                                             1,397                                         1,397
Issuance of shares pursuant to
     1995 business acquisition               125     1       2,874                                         2,875
----------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 26, 1998               23,736   236     102,469      (310)     158,897       1,331    262,623

Net income                                                                         11,841                 11,841   $11,841
Other comprehensive income:
     Translation adjustment, net of tax                                                        (1,195)    (1,195)   (1,195)
                                                                                                                   -------
     Total comprehensive income                                                                                    $10,646
                                                                                                                   =======
Sales of shares under Employee Stock
     Option Plan                             201     2       1,974      (247)                              1,729
Productivity Incentive Plan distributions     25               329                                           329
Sales of shares under Employee
     Stock Purchase Plan                     180     2       1,540                                         1,542
Tax benefit of Employee Stock
     Option Plan                                               436                                           436
----------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 2, 1999                  24,142   240     106,748      (557)     170,738         136    277,305

Net income                                                                         69,937                 69,937   $69,937
Other comprehensive income:
     Translation adjustment, net of tax                                                        (5,505)    (5,505)   (5,505)
     Unrealized loss on available for
        sale securities                                                                            58         58        58
                                                                                                                  --------
     Total comprehensive income                                                                                    $64,490
                                                                                                                  ========
Issuance of common stock related
     to public offering, net of issuance
     costs                                 1,500    15      91,837                                        91,852
Sales of shares under Employee Stock
     Option Plan                             903     9      14,527    (1,179)                             13,357
Productivity Incentive Plan distributions     17               651                                           651
Sales of shares under Employee Stock
     Purchase Plan                           540     6       4,456                                         4,462
Tax benefit of Employee Stock
     Option Plan                                             9,754                                         9,754
Collection of notes receivable                                           344                                 344
----------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000               27,102  $270    $227,973   $(1,392)    $240,675     $(5,311)  $462,215
================================================================================================================

SEE ACCOMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                          COHERENT, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)

                                                                                        Years Ended
                                                                         -----------------------------------------
                                                                          Sept. 30,        Oct. 2,      Sept. 26,
                                                                            2000            1999          1998
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $  69,937     $  11,841      $  18,811
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Purchased in-process research and development                                     16,000
         Write-off impaired intangible assets                                 1,504
         Purchases of short-term trading investments                       (248,030)     (118,933)      (139,943)
         Proceeds from sales of short-term trading
           investments                                                      178,909       105,250        133,171
         Depreciation and amortization                                       17,221        14,155         12,535
         Intangibles amortization                                             8,937         5,701          4,644
         Issuance of common stock under
           Productivity Incentive Plan                                          651           329            401
         Deferred income taxes                                                4,542       (10,453)        (7,755)
         Minority interest in subsidiaries                                    1,954         1,118            909
         Dividends paid to minority stockholders                               (306)       (1,196)        (1,421)
         Equity in income of joint ventures                                    (165)         (436)          (131)
         Gain on issuance of stock by subsidiary                            (55,148)
         Changes in assets and liabilities:
           Accounts receivable                                              (21,499)         (824)         8,958
           Inventories                                                      (32,804)        7,914        (16,030)
           Prepaid expenses and other assets                                 (5,163)          387         (3,887)
           Tax benefit from stock option exercises                            9,754           436          1,397
           Accounts payable                                                  12,165          (895)          (500)
           Taxes payable                                                        474          (879)          (224)
           Other current liabilities                                         13,020         9,105          7,417
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         (44,047)       38,620         18,352
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                    (37,549)      (24,225)       (22,351)
     Proceeds from dispositions of property and equipment                     4,532         2,934            102
     Acquisition of businesses, net of cash acquired                         (4,422)      (64,012)          (841)
     Other - net                                                              3,567        (4,910)        (3,126)
----------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                      (33,872)      (90,213)       (26,216)
----------------------------------------------------------------------------------------------------------------

                                                                    (continued)

                         COHERENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)
                                 (In thousands)

                                                                                        Years Ended
                                                                         ------------------------------------------
                                                                          Sept. 30,       Oct. 2,        Sept. 26,
                                                                            2000           1999            1998
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term debt borrowings                                             $  3,286       $ 71,784       $  4,301
    Long-term debt repayments                                               (8,769)        (1,333)        (1,347)
    Short-term borrowings                                                   28,259         18,271         24,018
    Short-term repayments                                                  (34,742)       (17,084)       (30,843)
    Cash overdrafts                                                          4,188            694
    Repayments of capital lease obligations                                   (441)          (163)
    Proceeds from public offering, net of issuance costs                    91,852
    Proceeds from subsidiary's initial public offering,
      net of issuance costs                                                 92,715
    Sales of shares under employee stock option
      and purchase plans, net                                               17,819          3,271          6,842
    Collection of notes receivable from stock sales                            344
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  194,511         75,440          2,971
-------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                      3,617         (1,512)          (618)
-------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                            120,209         22,335         (5,511)
    Cash and equivalents, beginning of year                                 38,279         15,944         21,455
-------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF YEAR                                         $158,488       $ 38,279       $ 15,944
===================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the year for:
             Interest                                                     $  6,295       $  3,755       $  1,236
             Income taxes                                                 $ 23,436       $ 14,972       $ 10,282
===================================================================================================================

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock for 1995 acquisition
         obligation                                                                                     $  2,875
     Equipment acquired under capital leases                              $  1,459       $  1,278
     Issuance of common stock for notes receivable                                       $    247       $    212
     Conversion of note payable to minority interest holder to
         contributed capital                                              $  1,713
====================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Coherent, Inc. and its majority owned subsidiaries (collectively, the Company, we, our, or Coherent). All significant intercompany balances and transactions have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method.

FISCAL YEAR

     Our fiscal year for 2000 included 52 weeks; fiscal 1999 included 53 weeks; and fiscal 1998 included 52 weeks.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles (GAAP) to revenue recognition in financial statements. We are required to adopt SAB 101 in the fourth quarter of fiscal 2001. Although the we believe our revenue recognition policies are in accordance with GAAP, we are currently studying SAB 101 and have not yet determined its impact, if any, on our financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In May 1999, SFAS 133 was amended to defer its effective date. SFAS 133 will be effective our first quarter filing of fiscal 2001. Adoption of this new accounting standard will result in a cumulative after-tax increase in net income of approximately $0.3 million and other comprehensive expense of approximately $0.4 million in the first quarter of fiscal 2001.

FOREIGN CURRENCY TRANSLATION

     The functional currencies of our foreign subsidiaries are their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in net earnings.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Our policy is to invest in various short-term debt instruments including certificates of deposit, bankers acceptances and repurchase agreements of major banks and institutions, obligations of the U.S. Treasury and U.S. Government agencies, tax-exempt municipal securities and commercial paper with long-term credit ratings of A or short-term credit ratings of A1 or P1 at time of purchase. All highly liquid debt instruments purchased with a remaining maturity of three months or less are classified as cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):



                                                          2000                   1999
---------------------------------------------------------------------------------------
Purchased parts and assemblies                          $ 41,670                $26,200
Work-in-process                                           43,799                 33,098
Finished goods                                            40,499                 38,604
---------------------------------------------------------------------------------------
Inventories                                             $125,968                $97,902
=======================================================================================

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are generally depreciated or amortized using the straight-line method. Cost and estimated useful lives are as follows (in thousands):

                                                          2000                   1999           Useful Life
-----------------------------------------------------------------------------------------------------------
Land                                                    $  7,294               $   7,212
Buildings and improvements                                48,157                  41,939        20-40 years
Equipment, furniture and fixtures                        120,508                 103,373         3-10 years
Leasehold improvements                                    12,276                  13,106     Terms of lease
----------------------------------------------------------------------------------------------------------
Property and equipment                                  $188,235               $165,630
==========================================================================================================

GOODWILL

     Goodwill relates to acquired subsidiaries and is being amortized on a straight-line basis over estimated useful lives of three to forty years. We evaluate our long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

INTANGIBLE ASSETS

     Intangible assets, recorded as other assets, include distribution rights, acquired existing technology, licenses and patents and are amortized on a straight-line basis over estimated useful lives of two to seventeen years. We evaluate our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

WARRANTY

     We warrant certain of our products and provide for estimated product warranty costs at the time of sale.

REVENUE RECOGNITION

     We generally recognize revenue from product sales upon shipment or title transfer, if later, and from service upon performance or over the terms of the service contract as appropriate.

CONCENTRATION OF CREDIT RISK

     Financial instruments which may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. We invest only in U.S. Treasury or federal agency obligations or with high credit quality financial institutions and, by policy, limit the amount of credit exposure to any one institution. At September 30, 2000, the majority of our short-term investments are in corporate obligations, repurchase agreements, bank certificates of deposit and federal agency obligations. The majority of our accounts receivable are derived from sales to customers for commercial, medical and scientific research applications. We perform ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. We maintain reserves for potential credit losses.

INCOME TAXES

     We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established to reduce the deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized in the future.

     Federal income taxes have not been provided on a portion of the unremitted earnings of foreign subsidiaries either because such earnings are intended to be permanently reinvested or because foreign tax credits are available to offset any planned distributions of such earnings. The total amount of unremitted earnings of foreign subsidiaries was approximately $39,519,000 at September 30, 2000. Withholding taxes of approximately $2,225,000 would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

DERIVATIVES

     We enter into forward exchange contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities and firm commitments denominated in currencies other than the functional currency of the reporting entity. All foreign exchange forward contracts are designated as and effective as a hedge and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. Gains and losses on the contracts that hedge foreign currency assets and liabilities are included in other income and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The cash flow impact of our derivative hedges offsets the cash flow impact of the foreign exchange movements on the underlying exposed asset and liability. Gains and losses on contracts that hedge firm commitments of foreign currency purchases or sales are deferred and recognized at the time the hedged transaction is recorded as an offset to the amount of the related purchase or sale. Fair values of foreign exchange contracts are determined by obtaining quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

EARNINGS PER SHARE

     Earnings per share (EPS) are computed as basic EPS using the weighted average number of common shares outstanding and diluted EPS using the weighted average number of common and dilutive common shares outstanding.

COMPREHENSIVE INCOME

     On September 27, 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and is presented in our Statements of Stockholders' Equity.

STOCK-BASED COMPENSATION

     As permitted under SFAS 123, "Accounting for Stock-Based Compensation" we account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". (See Note 9).

GAINS AND LOSSES ON ISSUANCE OF SUBSIDIARY STOCK

     Gains and losses on the issuance of subsidiary stock are recognized directly in the Company's Consolidated Statements of Income.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on net income or stockholders' equity for any year presented.

2.   ACQUISITIONS

     During the three fiscal years ended September 30, 2000, we made the acquisitions described in the following paragraphs, each of which has been accounted for as a purchase. The consolidated financial statements include the operating results of each business from the date of acquisition. Proforma results of operations have not been presented, except for the acquisition of Star Medical Technologies, Inc., because the effects of these acquisitions were not material on either an individual or an aggregate basis. The amounts allocated to purchased in-process research and development were determined through established valuation techniques in the high technology industry and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. Research and development costs to complete development of the research and development from these acquired companies to technological feasibility are not expected to have a material impact on our future results of operations or cash flows. Amounts allocated to goodwill and other intangibles arising from such acquisitions are amortized on a straight-line basis over periods ranging from three to fifteen years.

     In May 2000, we acquired the net assets of Lasertec BV, in Barendrecht, Netherlands, for approximately $1.3 million cash. Lasertec provides us with a subsytem strategy to process materials for customers using a variety of laser technologies. The acquisition was accounted for as a purchase, and accordingly, we have recorded the approximately $1.3 million excess of the purchase price over the fair value of assets acquired as goodwill, which is amortized over 3 years.

     In December 1999, we acquired the remaining 75% interest of Microlase Optical Systems, Ltd (Microlase), in Glasgow, Scotland, for approximately $3.2 million cash. We now own 100% of the share capital of Microlase. Microlase is the manufacturer of a range of advanced solid-state lasers that are used in a number of developing applications including scientific research and semiconductor test equipment. The acquisition was accounted for as a purchase and, accordingly, we have recorded the approximately $2.5 million excess of the purchase price over the fair value of net assets acquired as goodwill and other intangible assets, which are amortized over 5 years.

     In April 1999, we acquired all of the outstanding shares of Star Medical Technologies, Inc. (Star) for approximately $67.0 million (consisting of $65.0 million in cash, $1.7 million of unamortized distribution rights and $0.3 million of acquisition costs) from Palomar Medical Technologies, Inc. and from certain Star employees. Star, based in Pleasanton, California, manufactures LightSheer-TM- laser diode systems, which have received FDA approval for hair removal and the treatment of leg veins. The acquisition was treated as a purchase and, accordingly, the acquired assets and liabilities were recorded at their fair market values at the date of acquisition.

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

     As indicated above, we recorded a one-time charge of $16,000,000 ($10,734,000 net of tax) in 1999 for purchased in-process research and development related to five development projects. The charge related to the portion of these products, excluding existing technology, that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain. Management's conclusion that the in-process development effort had no alternative future use was reached in consultation with the engineering personnel from both Coherent and Star.

     The first of these projects is a new product in the LightSheer family that results in a 50% increase in power and twice the coverage by incorporating a new heat exchanger, thermoelectric cooling system, sapphire tip and software. At the time of acquisition, the development was 86% complete and the estimated cost to complete was $0.2 million. We began shipping the product in May 1999. The second of these projects is a next generation LightSheer product that incorporates a new microprocessor and touch-screen as well as redesigns the packaging to improve serviceability. At the time of acquisition, the development was 78% complete and the estimated cost to complete was $0.5 million. We began shipping the product in July 1999. The third of these projects is a new product in the LightSheer family that will result in increased coverage and will require a new clinical trial. At the time of acquisition, the development was 72% complete and the estimated cost to complete was $0.6 million. We began shipping the product in December 1999. The fourth project is a new application of the semiconductor diode array technology, originally developed for hair removal, in a laser-based diagnostic system. At the time of acquisition, the development was 58% complete and the estimated cost to complete was $1.0 million. Management has cancelled the project. The fifth development project is an ensemble of diode array products. At the time of acquisition, the development was 54% complete and the estimated cost to complete was $1.4 million. Management expects that the product will become available for sale in fiscal 2001, however, no assurances can be given as to the availability, if any.

     We will begin to benefit from the acquired research and development of these products once they begin shipping. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require us to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on our business, financial condition, or results of operation.

     Significant assumptions used to determine the value of in-process research and development included several factors, including the following: (i) forecast of net cash flows that were expected to result from the development effort using projections prepared by our and Star's management; (ii) percentage complete for the projects estimated by considering a number of factors, including the costs invested to date relative to total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product. The technological issues were addressed by engineering representatives from both Coherent and Star, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergic benefits or "investment value" related to the acquisition. Accordingly, separate projected cash flows were prepared for both the existing as well as the in-process projects. These projected results were based on the number of units sold times average selling price less the associated costs. After preparing the estimated cash flows from the products being developed, a portion of these cash flows were attributed to the existing technology, which was embodied in the in-process product lines and enabled a quicker and more cost-effective development of these products. When estimating the value of the existing and in-process technologies, discount rates of 15% and 30% were used, respectively. The discount rates considered both the status and risks associated with the respective cash flows at the acquisition date.

     Selected unaudited proforma combined results of operations for the years ended October 2, 1999 and September 26, 1998, assuming the Star acquisition had occurred on September 28, 1997 are as follows:


                                         1999                    1998
                                         ----                    ----
                                (In thousands, except per share amounts)
     Net sales                          $485,617               $422,387
     Net income                           22,334                    980
     Net income per diluted share       $   0.91               $   0.04

     In May 1999, we issued $70 million of Senior Notes in a private bond placement to finance the acquisition of Star. $44 million of the notes are due in annual installments from May 2000 through May 2006, at a fixed interest rate of 6.7%, and $26 million of the notes are due in annual installments from May 2004 through May 2006, at a fixed interest rate of 6.91%.

     In December 1997, we entered into a joint venture agreement with Fiber Optic Network Solutions Corporation (FONS) and Fiber Optic Transmission Systems Corporation to engage in the business of the design, development, production and marketing of fiber optic transmission and distribution systems in the field of CATV, telecommunications and high-speed data transmission. A limited liability company was formed, CFX Communication Systems, LLC, to which we paid $0.5 million to FONS' owners in exchange for 60% ownership of CFX. We recorded $0.4 million of goodwill associated with the purchase. The CFX joint venture was unable to achieve its business objectives and ceased operations in May 1999. The related goodwill has been fully amortized.

     In March 1998, we issued 124,645 shares of Company stock ($2,875,000) as payment for the remaining obligation relating to the 1995 acquisition of Adlas GmbH and Co. KG, located in Lubeck, Germany.

3.   BALANCE SHEET DETAILS

     Prepaid expenses and other assets consist of the following (in thousands):

                                                            Sept. 30,                  Oct. 2,
                                                              2000                      1999
-----------------------------------------------------------------------------------------------------------
Prepaid income taxes                                          $10,777                   $ 4,943
Prepaid expenses and other                                     12,212                    13,795
-----------------------------------------------------------------------------------------------------------
Prepaid expenses and other assets                             $22,989                   $18,738
===========================================================================================================

     Other assets consist of the following (in thousands):

                                                           Sept. 30,                   Oct. 2,
                                                              2000                      1999
------------------------------------------------------------------------------------------------------------
Intangible assets                                             $19,479                   $24,729
Deferred compensation                                          18,115                    11,233
Other assets                                                    6,506                    11,237
Assets held for investment                                      1,178                     1,252
-----------------------------------------------------------------------------------------------------------
Other assets                                                  $45,278                   $48,451
===========================================================================================================

     Assets held for investment at September 30, 2000 and October 2, 1999 include our former manufacturing facility in Sturbridge, Massachusetts which we are leasing to Convergent Prima, Inc. Accumulated amortization of intangible assets is $13,455,000 and $8,534,000 at September 30, 2000 and October 2, 1999,
respectively.

     Other current liabilities consist of the following (in thousands):

                                                           Sept. 30,                   Oct. 2,
                                                              2000                      1999
-----------------------------------------------------------------------------------------------------------
Accrued payroll and benefits                                  $29,482                   $25,132
Accrued expenses and other                                     26,251                    22,567
Reserve for warranty                                           17,538                    13,269
Deferred income                                                11,827                     9,695
Customer deposits                                               3,856                     2,457
-----------------------------------------------------------------------------------------------------------
Other current liabilities                                     $88,954                   $73,120
===========================================================================================================

     Other long-term liabilities consist of the following (in thousands):

                                                           Sept. 30,                   Oct. 2,
                                                              2000                      1999
-----------------------------------------------------------------------------------------------------------
Deferred compensation                                         $18,115                   $11,233
Deferred income and other                                       3,067                     3,435
Environmental remediation costs                                   917                     1,169
Deferred tax liabilities                                        7,471                       982
-----------------------------------------------------------------------------------------------------------
Other long-term liabilities                                   $29,570                   $16,819
===========================================================================================================

4.   FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     Cash equivalents and short-term investments are stated at fair market value based on quoted market prices.

     The recorded carrying amount of our long-term obligations approximates fair market value.

     The carrying amount and fair value of foreign exchange contracts was $24.7 million and $24.4 million at September 30, 2000, respectively. The carrying amount and fair value of foreign exchange contracts was $24.1 million at October 2, 1999. The fair value of foreign exchange contracts is estimated by obtaining quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

FOREIGN EXCHANGE CONTRACTS

     In the normal course of business, we have exposures to foreign currency fluctuations arising from foreign currency sales and purchases and intercompany transactions, among other things. We use foreign exchange forward contracts to limit our exposure to foreign exchange losses arising from nonfunctional currency payables and receivables and firm commitments. We evaluate our net exposure therefrom and enter into forward contracts to hedge the net exposure over a specified amount. These contracts are executed with credit-worthy financial institutions and are denominated in currencies of major industrial nations. Gains and losses on these contracts serve as hedges in that they offset fluctuations that would otherwise impact our financial results. Costs associated with entering into such contracts are generally amortized over the life of the instruments and are not material to our financial results.

     At September 30, 2000 and October 2, 1999, we had foreign currency forward contracts outstanding to hedge foreign currency accounts receivable and accounts payable and sales backlog usually shippable within 90 days. These contracts have maturities, which typically range from 90 to 360 days and are intended to reduce exposure to foreign currency exchange risk. The aggregate fair value and unrealized gain (loss) of foreign exchange contracts are as follows (in thousands):


                                         Sept. 30, 2000                     Oct. 2, 1999
                                                   Unrealized                        Unrealized
                                     Fair Value    Gain (Loss)         Fair Value    Gain (Loss)
                                     -------------------------         -------------------------
Euro                               $ 9,027            $  388            $  9,635           $ (302)
British Pound Sterling               7,353               334               3,060              (80)
Swedish Krone                        3,986               283               1,511              (27)
Japanese Yen                         1,664                23               8,528             (703)
Hong Kong Dollar                     1,590                 1                 579
Norwegian Kroner                       397                12                 234               (7)
Danish Kroner                          355                24                 404               (9)
Canadian Dollar                                                              169
                                   -------            ------             -------          --------
                                   $24,372            $1,065             $24,120          $(1,128)
                                   =======            ======             =======          ========

5.   SHORT-TERM BORROWINGS

     Short-term borrowings consist of the following (in thousands):



                                                           Sept. 30,                   Oct. 2,
                                                              2000                      1999
-------------------------------------------------------------------------------------------------
Borrowings under bank lines                                $2,999                   $11,850
Note payable to minority stockholder in subsidiary          1,212                     2,521
-------------------------------------------------------------------------------------------------
Short-term borrowings                                      $4,211                   $14,371
=================================================================================================

     The note payable to minority stockholder interest in subsidiary is due upon four weeks notice from the noteholder and bears interest at EURIBOR (Euro Interbank Offered Rate) plus 0.5% with a maximum of 9.0%.

     We maintain lines of credit worldwide with several banks. Our primary domestic line of credit is a $20,000,000 unsecured revolving account from Bank of America, which expires April 23, 2002. In addition, we have several foreign lines of credit which allow us to borrow in the applicable local currency. At September 30, 2000, these lines of credit total $51,836,000 and were concentrated in Germany and Japan. Our lines of credit generally provide borrowing at the bank reference rate or better, which varies depending on the country where the funds are borrowed. Amounts outstanding at September 30, 2000 were at a weighted average interest rate of 2.8%. Our domestic lines of credit are generally subject to standard covenants related to financial ratios, profitability and dividend payments. We were in compliance with all financial covenants at September 30, 2000.

6.   INCOME TAXES

     The provision for income taxes consists of the following (in thousands):


                                                                          2000            1999             1998
--------------------------------------------------------------------------------------------------------------------
Currently payable:
     Federal                                                             $ 1,643        $ 5,138           $ 5,126
     State                                                                 1,656           (853)               65
     Foreign                                                              18,435         10,367             7,171
--------------------------------------------------------------------------------------------------------------------
                                                                          21,734         14,652            12,362
--------------------------------------------------------------------------------------------------------------------
Deferred:
     Federal                                                              17,923         (9,772)           (7,069)
     State                                                                 3,167           (342)             (757)
     Foreign                                                              (2,297)          (149)              358
--------------------------------------------------------------------------------------------------------------------
                                                                          18,793        (10,263)           (7,468)
--------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                               $40,527         $4,389           $ 4,894
====================================================================================================================

     The components of income before income taxes and minority interest consist of (in thousands):

                                                                          2000             1999             1998
--------------------------------------------------------------------------------------------------------------------
United States                                                           $ 85,598       $ (3,619)          $ 7,662
Foreign                                                                   26,820         20,967            16,951
--------------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest                        $112,418        $17,348           $24,613
====================================================================================================================

     The reconciliation of the statutory federal income tax rate to the effective rate is as follows:

                                                                          2000             1999             1998
--------------------------------------------------------------------------------------------------------------------
                                                                          % of             % of             % of
                                                                          Pretax          Pretax           Pretax
                                                                          Income          Income           Income
--------------------------------------------------------------------------------------------------------------------
Federal statutory tax rate                                                35.0%           35.0%            35.0%
Benefit from favorable IRS ruling                                                                         (10.3)
Foreign tax rates in excess of U.S. rates                                  6.4            19.8              7.8
Foreign tax credit                                                        (6.2)          (13.6)            (8.6)
Foreign sales corporation benefit                                         (0.6)           (1.8)
State income taxes, net of federal income tax benefit                      2.8            (4.8)            (1.9)
Goodwill                                                                                                    1.1
Research and development credit                                           (1.4)           (2.6)            (4.7)
Other                                                                      0.1            (6.7)             1.5
--------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                36.1%           25.3%            19.9%
====================================================================================================================

     The significant components of deferred tax assets and liabilities were (in thousands):

                                                                       Sept. 30,             Oct. 2,
                                                                          2000                 1999
--------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
      Reserves and accruals not currently deductible                      $36,252            $26,600
      Operating loss carry forwards and tax credits                         9,453              6,464
      Intercompany profit                                                   1,477              2,240
      Deferred service revenue                                              3,616              2,813
      Depreciation and amortization                                         3,610              5,891
      Other                                                                 3,397              2,685
--------------------------------------------------------------------------------------------------------------------
                                                                           57,805             46,693
Valuation allowance                                                        (2,300)            (2,300)
--------------------------------------------------------------------------------------------------------------------
                                                                           55,505             44,393
Deferred tax liabilities:
      Gain on issuance of stock by subsidiary                              21,339
      Other                                                                 1,761              2,735
--------------------------------------------------------------------------------------------------------------------
                                                                           23,100              2,735
--------------------------------------------------------------------------------------------------------------------
Total deferred tax assets and liabilities                                 $32,405            $41,658
====================================================================================================================

     The total net deferred tax asset is classified on the balance sheet as follows (in thousands):



                                                                          Sept. 30,          Oct. 2,
                                                                            2000              1999
--------------------------------------------------------------------------------------------------------------------
Current deferred income tax assets                                        $38,886            $37,014
Non-current deferred income tax assets                                        990              5,626
Non-current deferred income tax liabilities                                (7,471)              (982)
--------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                   $32,405            $41,658
====================================================================================================================

     Total net operating losses of $1,855,000 for tax return purposes expire in 2004. Of the total tax credits of $2,343,000 for tax return purposes, $679,000 expire in fiscal 2007 and $1,664,000 have no expiration date.

7.   LONG-TERM OBLIGATIONS

     The components of long-term obligations are as follows (in thousands):

                                                                          Sept. 30,            Oct. 2,
                                                                            2000                 1999
-------------------------------------------------------------------------------------------------------------------
Notes payable                                                             $70,356            $77,142
Bonds payable                                                               1,600              1,800
Capital leases                                                              2,207              1,297
Deferred acquisition payment (Note 2)                                       2,065              3,105
Other                                                                         106
--------------------------------------------------------------------------------------------------------------------
                                                                           76,334             83,344
Current portion                                                            (7,687)            (8,599)
--------------------------------------------------------------------------------------------------------------------
Long-term obligations                                                     $68,647            $74,745
====================================================================================================================

     NOTES PAYABLE - At September 30, 2000, notes payable consists of $63.7 million ($37.7 million at 6.7% and $26.0 million at 6.9%) to finance the Star acquisition, $1.7 million at 8.0% for the mortgage on the CEEL facility, $1.0 million at 5.5% of outside financing at CEEL, $2.2 million at 1.0% to 8.7% of outside financing for Tutcore, $1.5 million at 3.1% of outside financing for Lambda GmbH and $0.3 million at 8.5% of outside financing for Scotland. Notes payable are generally secured by the related assets financed.

     BONDS PAYABLE - Bonds payable were issued to finance the construction of certain facilities and acquisition of equipment, which secure repayment of the bonds. The bonds are payable in installments through 2008 with a variable interest rate (4.50% at September 30, 2000) not to exceed 12%. The bonds are guaranteed by a letter of credit issued by Union Bank with an annual fee of 1.5%.

     Annual maturities of debt are: $7,209,000 in 2001, $9,607,000 in 2002,
$7,301,000 in 2003, $16,787,000 in 2004, $15,667,000 in 2005 and thereafter
$17,556,000.

8.   STOCKHOLDERS' EQUITY

     On July 26, 2000, we completed a public offering of 1,500,000 shares of common stock at an offering price of $65.00 per shares. The net proceeds to us, after deducting underwriting discounts and offering expenses, was approximately $91,852,000.

     Each outstanding share of our common stock carries a stock purchase right (right) issued pursuant to a dividend distribution declared by our Board of Directors and distributed to stockholders of record on November 17, 1989. When exercisable, each right entitles the stockholder to buy one share of our common stock at an exercise price of $80. The rights will become exercisable following the tenth day after a person or group announces acquisition of 20% or more of our common stock or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 30% or more of the common stock. We will be entitled to redeem the rights at $.01 per right at any time on or before the 10th day following the acquisition by a person or group of 20% or more of our common stock.

     If, prior to redemption of the rights, we are acquired in a merger or other business combination in which we are the surviving corporation, or a person or group acquires 20% or more of our common stock, each right owned by a holder of less than 20% of the common stock will entitle its owner to purchase, at the right's then current exercise price, a number of shares of common stock of Coherent having a fair market value equal to twice the right's exercise price. If we sell more than 50% of our assets or earning power or are acquired in a merger or other business combination in which we are not the surviving corporation, the acquiring person must assume the obligations under the rights and the rights will become exercisable to acquire common stock of the acquiring person at the discounted price.

9.   EMPLOYEE STOCK OPTION AND BENEFIT PLANS

PRODUCTIVITY INCENTIVE PLAN

     The Productivity Incentive Plan (Plan) provides for quarterly distributions of common stock and cash to each eligible employee. The amounts of the distributions are based on consolidated pre-tax profit, the market price of our common stock and the employee's salary. The fair market value of common stock and cash that are earned under the Plan are charged to expense. For fiscal 2000, 14,238 shares (fair market value of $755,000) and $4,946,000 were accrued for the benefit of employees. For fiscal 1999, 25,097 shares (fair market value of $402,000) and $3,080,000 were accrued for the benefit of employees. For fiscal 1998, 20,674 shares (fair market value of $347,000) and $2,468,000 were accrued for the benefit of employees. At September 30, 2000, we had 108,425 shares of our common stock reserved for future issuance under the Plan.

COHERENT EMPLOYEE RETIREMENT AND INVESTMENT PLAN

     Under the Coherent Employee Retirement and Investment Plan, we match employee contributions to the Plan up to a maximum of 6% of the employee's individual earnings. Employees become eligible for participation and for Company matching contributions after completing one year of service. Our contributions (net of forfeitures) for fiscal 2000, 1999, and 1998 were $3,825,000, $3,757,000, and $3,322,000, respectively.

SUPPLEMENTAL RETIREMENT PLAN

     We have a Supplemental Retirement Plan for senior management personnel which permits the participants to contribute up to 24% of their before tax earnings to a trust. We will match these contributions up to an amount equal to 6% of such participants' earnings less any amounts contributed by us to such participant under the Coherent Employee Retirement and Investment Plan. Our contributions (net of forfeitures) for fiscal 2000, 1999, and 1998 were $28,000, $18,000 and $14,000, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     We have an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the twelve-month offering period. In fiscal 2000, 540,371 shares were purchased by and distributed to employees at an average price of $8.26 per share. In fiscal 1999, 180,295 shares were purchased by and distributed to employees at an average price of $8.55 per share. In fiscal 1998, 208,270 shares were purchased by and distributed to employees at an average price of $16.11 per share.

     At September 30, 2000, $4,640,000 had been contributed by employees that will be used to purchase a maximum of 273,544 shares in fiscal 2001 at a price determined under the terms of the Plan. At September 30, 2000, we had 1,683,000 shares of our common stock reserved for future issuance under the plan.


STOCK OPTION PLANS

     We have two Stock Option Plans and a non-employee Directors' Stock Option Plan. Under these plans, Coherent may grant options to purchase up to 9,000,000 and 400,000 shares of common stock, respectively. Employee options are generally exercisable three years from the grant date, at the fair market value of the common stock on the date of the grant; however, initial grants to employees vest 25% annually. Director options are automatically granted to our non-employee directors. Such directors initially receive a stock option for 20,000 shares exercisable over a four-year period. Additionally, the non-employee directors receive an annual grant of 5,000 shares exercisable four years from the date of grant. Grants under all plans expire six years from the original grant date.

Option activity for all plans is summarized as follows:


                                                                              OUTSTANDING OPTIONS
                                                                              -------------------
                                                                        Number of    Weighted Average Exercise
                                                                         Shares          Price per share
                                                                       -----------   -----------------------
OUTSTANDING, SEPTEMBER 27, 1997 (634,900 EXERCISABLE
         AT A WEIGHTED AVERAGE PRICE OF $8.58)                         2,619,800                  $16.17
Options granted (weighted average fair value of $5.25)                   983,900                   11.71
Options exercised                                                       (473,800)                   8.68
Options canceled                                                        (247,600)                  18.56
                                                                       ---------                  ------
OUTSTANDING, SEPTEMBER 26, 1998 (757,500 EXERCISABLE
         AT A WEIGHTED AVERAGE PRICE OF $14.00)                        2,882,300                   15.67
Options granted (weighted average fair value of $6.82)                 1,405,300                   14.71
Options exercised                                                       (201,000)                   9.83
Options canceled                                                        (393,100)                  17.58
                                                                       ---------                  ------
OUTSTANDING, OCTOBER 2, 1999 (1,099,000 EXERCISABLE
         AT A WEIGHTED AVERAGE PRICE OF $16.59)                        3,693,500                   15.40
Options granted (weighted average fair value of $29.45)                1,388,900                   50.23
Options exercised                                                       (905,300)                  16.20
Options canceled                                                        (262,600)                  20.15
                                                                       ---------                  ------
OUTSTANDING, SEPTEMBER 30, 2000 (945,000 EXERCISABLE
         AT A WEIGHTED AVERAGE PRICE OF $17.61)                        3,914,500                  $27.28
                                                                       =========                  ======

     At September 30, 2000, 1,657,835 options were available for future grant under all plans. The following table summarizes information about fixed stock options outstanding at September 30, 2000:


                                   OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                              -----------------------------------------------------------------------------
                                       WEIGHTED
                                        AVERAGE
                                       REMAINING         WEIGHTED                              WEIGHTED
  RANGE OF             NUMBER         CONTRACTUAL        AVERAGE             NUMBER            AVERAGE
EXERCISE PRICES     OUTSTANDING       LIFE (YEARS)     EXERCISE PRICE      EXERCISABLE       EXERCISE PRICE
---------------     -----------       ------------     --------------      -----------       --------------
$  8.81  -   8.94      564,200           3.92             $ 8.94              136,950           $ 8.94
   9.00  -  13.75      444,550           3.45              13.05              138,250            13.44
  13.81  -  15.88      707,090           4.57              15.26               38,550            15.49
  15.94  -  19.63      525,820           2.66              19.22              427,300            19.51
  19.94  -  27.63      451,540           3.49              23.54              185,950            22.22
  27.75  -  49.38      102,600           6.85              42.99               18,000            27.75
  49.88  -  49.88      892,000           5.35              49.88                   --             0.00
  50.00  -  89.75      224,700           5.93              68.13                   --             0.00
  96.56  -  96.56        2,000           5.41              96.56                   --             0.00
------------------   ---------           ----             ------             --------           ------
$  8.81  -  96.56    3,914,500           4.28             $27.28              945,000           $17.61
                     =========                                               ========           ======

     Our subsidiary, Lambda Physik, implemented a stock-based incentive award plan for its employees during fiscal 2000. Under the plan, during fiscal 2000, Lambda Physik issued options to purchase 119,800 shares of Lambda Physik AG common stock at a weighted average price of $35.42 per share were issued to employees; all options issued in fiscal 2000 were outstanding at September 30, 2000. No additional options are available for grant under this plan.

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income (loss) and earnings (loss) per share had we adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

     Our calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                        2000           1999           1998
                                                        ----           ----           ----

         Expected life in years                     4.30 - 4.52     3.82 - 4.08    3.87 - 3.98

         Expected volatility                              67.0%           52.3%          50.2%

         Risk-free interest rate                           6.7%            5.3%           5.5%

         Expected dividends                                NONE           none            none

     The fair market value of the Lambda Physik options granted in fiscal 2000 was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 2 years, risk-free interest rate of 5.08%, volatility of 80% and no dividends during the expected term. The resulting expense is included in the pro forma net income amounts noted below.

     Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 2000, 1999 and 1998 awards had been amortized to expense over the vesting period of the awards, proforma net income and earnings per share would appear as follows (in thousands, except per share data):



                                                    2000              1999            1998
                                                    ----              ----            ----

Net income                         As reported     $69,937          $11,841          $18,811
                                   Pro forma       $59,871          $ 7,306          $15,283

Net income per diluted share       As reported       $2.56          $  0.48          $  0.79
                                   Pro forma         $2.19          $  0.30          $  0.64

     The impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the proforma calculation; accordingly, the fiscal 2000, 1999 and 1998 proforma amounts are not indicative of future period proforma amounts, when the calculation will apply to all applicable stock options.

NOTES RECEIVABLE FROM STOCK SALES

     Notes receivable from stock sales result from the exercise of stock options for notes. The notes are full recourse promissory notes bearing interest at 4.7 to 7.1% and are collateralized by the stock issued upon exercise of the stock options. Interest is payable annually and principal is due through 2005.

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

     The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share (in thousands, except per share data):



                                                                     2000             1999              1998
                                                                     ----             ----              ----
         Weighted average shares outstanding-Basic                  25,252            23,957           23,374
             Common stock equivalents                                1,883               435              354
             Employee stock purchase plan equivalents                  184               241               21
                                                                   -------           -------           ------
         Weighted average shares and equivalents-Diluted            27,319            24,633           23,749
                                                                   =======           =======           ======

         Net income for basic and diluted
             earnings per share computation                        $69,937           $11,841          $18,811
                                                                   =======           =======          =======

         Net income per share - basic                                $2.77            $ 0.49          $  0.80
         Net income per share - diluted                              $2.56            $ 0.48          $  0.79

     A total of 68,000, 1,602,000, and 1,546,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation at September 30, 2000, October 2, 1999 and September 26, 1998, respectively.

11.  OTHER INCOME (EXPENSE)

     Other income (expense) is as follows (in thousands):

                                                                                          Years Ended
                                                                          ------------------------------------------
                                                                          Sept. 30,        Oct. 2,        Sept. 26,
                                                                            2000            1999            1998
--------------------------------------------------------------------------------------------------------------------
Royalty income                                                              $  576           $328           $  683
Equity in income of joint ventures                                             165            436              131
Gain (loss) on investments, net                                                123           (224)              45
Other -  net                                                                 1,163           (393)             295
--------------------------------------------------------------------------------------------------------------------
Other income (expense) net                                                  $2,027           $147           $1,154
====================================================================================================================

12.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     We lease several of our facilities under operating leases. In addition, we lease the land for our Auburn manufacturing facilities under long-term fixed leases.

     During the first quarter of fiscal 1997, we signed a lease for 216,000 square feet of office, research and development and manufacturing space for our Medical Group headquarters in Santa Clara, California. The lease expires in December 2001. We have an option to purchase the property for $24.0 million, or at the end of the lease arrange for the sale of the property to a third party with Coherent retaining an obligation to the owner for the difference between the sale price, if less than $20.8 million, and $20.8 million, subject to certain provisions of the lease. If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of approximately $20.8 million (included in future minimum lease payments below). We occupied the building in July 1998 and commenced lease payments at that time. The lease requires us to maintain specified financial covenants, all of which we were in compliance with as of September 30, 2000.

     Future minimum payments under our leases at September 30, 2000 are as follows (in thousands):


                                                         Capital               Operating
           Fiscal Years Ending                            Leases                Leases
-----------------------------------------------------------------------------------------------
                  2001                                     $  608             $ 4,568
                  2002                                        586              24,749
                  2003                                        585               1,436
                  2004                                        747                 811
                  2005                                          6                 682
               Thereafter                                      --               4,616
-----------------------------------------------------------------------------------------------
                  Total                                     2,532             $36,862
                  Amount representing interest                325             =======
                                                           ------
                  Present value of minimum lease
                      payments                             $2,207
                                                           ======

     Rent expense was $9,711,000 in fiscal 2000, $8,986,000 in fiscal 1999, and $7,593,000 in fiscal 1998.

     In September 1988, we entered into several patent license agreements with Patlex Corporation (Patlex) relating to laser-related patents owned by Dr. Gordon Gould that had been assigned to Patlex. Under the terms of the agreements, we pay royalties to Patlex ranging from 3.5% to 5.0% for specified categories of domestic sales and 2.0% of specified categories for international sales, subject to certain exceptions and limitations. Royalty expense under these agreements was $827,000 in fiscal 2000, $699,000 in fiscal 1999, and $893,000 in fiscal 1998. The patents expire on various dates through May 2005.

     We have committed approximately $15 million to build an additional building at our Electro-Optics facility in Auburn, California to enable us to expand our manufacturing capacity for optical telecommunications products. Additionally, we have committed approximately $11 million to provide coating equipment at this facility. We have also committed approximately $10 million to expand our Lambda Physik manufacturing facility in Gottingen, Germany to expand our manufacturing capacity for DUV lithography systems. We have committed approximately $10 million at our Electro-Optics facility in Tampere, Finland to setup a separate facility for the growth and development of telecommunications products.

     In September 1997, Coherent signed a lease for 17,438 square feet of office and manufacturing space in Tampere, Finland for its Semiconductor Division. The lease agreement contained an option for us to purchase the building in December 2000 for $1,040,000. During fiscal 2000, we signed an agreement to exercise the option and purchase the building in December 2000.

CONTINGENCIES

     Certain claims and lawsuits have been filed or are pending against us. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on our consolidated financial position or results of operations.

     We, along with several other companies, have been named as a party to a remedial action order issued by the California Department of Toxic Substance Control relating to soil and groundwater contamination at and in the vicinity of the Stanford Industrial Park in Palo Alto, California, where our former headquarters facility is located. The responding parties to the Regional Order (including Coherent) have completed Remedial Investigation and Feasibility Reports, which were approved by the State of California. The responding parties have installed four remedial systems and have reached agreement with responding parties on final cost sharing.

     We were was also named, along with other parties, to a remedial action order for the Porter Drive facility site itself in Stanford Industrial Park. The State of California has approved the Remedial Investigation Report, Feasibility Study Report, Remedial Action Plan Report and Final Remedial Action Report, prepared by us for this site. We have been operating remedial systems at the site to remove subsurface chemicals since April 1992. During fiscal 1997, we settled with the prior tenant and neighboring companies, on allocation of the cost of investigating and remediating the site at 3210 Porter Drive, Palo Alto and the bordering site at 3300 Hillview Avenue, Palo Alto.

     Management believes that our probable, nondiscounted net liability at September 30, 2000 for remaining costs associated with the above environmental matters is $0.8 million, which has been previously accrued. This amount consists of total estimated probable costs of $1.0 million ($0.1 million included in other current liabilities and $0.9 million included in other long-term liabilities) reduced by minimum probable recoveries of $0.2 million included in other assets from other parties named to the order.

13.  OPERATING SEGMENTS

     In fiscal 1999, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers.

     We are organized around four separately managed business units: the Photonics Group, the Telecom-Actives Group, the Medical Group and Lambda Physik. Consistent with the rules of SFAS No. 131, we have aggregated these four business units into three reportable segments. The Telecom-Actives Group was combined with the Photonics Group in the Electro-Optics segment as they have similar economic characteristics and are similar in the following: nature of products/services, nature of production process, type/class of customer, distribution methods and nature of regulatory environment. The Electro-Optics segment focuses on markets such as material processing, scientific research, printing and reprographics and advanced packaging. The Medical segment focuses on the aesthetic, ophthalmic and surgical markets, with an emphasis in the aesthetic market on hair removal and in the ophthalmic market on the treatment of retinal diseases, including age-related macular degeneration, or AMD. The Lambda Physik segment focuses on lithography, with other target markets including lasers for the production of flat panel displays, inkjet printers and fiber bragg gratings, refractive surgery, scientific research, materials processing and micro-machining applications.

     Our Chief Executive Officer and Chief Financial Officer have been identified as the chief operating decision makers (CODMs) for SFAS 131 purposes as they assess the performance of the business units and decide how to allocate resources to the business units. Pretax income is the measure of profit and loss that our CODMs use to assess performance and make decisions. Pretax income represents the sales less the cost of sales and direct expenses incurred within the operating segments. In addition, our corporate expenses, except for depreciation of corporate assets and general legal expenses, are allocated to the operating segments and are included in the results below. Corporate expenses not allocated to the groups (depreciation of corporate assets and general legal expenses) are included in Corporate and Other in the reconciliation of operating results. Further, interest expense, interest income and the provision for income taxes are included in Corporate and Other in the reconciliation of operating results.

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

REPORTABLE OPERATING SEGMENTS

     Information on reportable segments for the three years ended September 30, 2000, October 2, 1999 and September 26, 1998 is as follows (in thousands, except headcount):



                                         Electro-                       Lambda         Corporate
2000                                     Optics         Medical         Physik        and Other           Total
--------------------------------------------------------------------------------------------------------------------
Net Sales                                $269,484      $205,041        $93,747                          $568,272
Intersegment Net Sales                     28,457         1,900          1,188                            31,545
Gross Profit                              136,481       102,411         39,325                           278,217

Research & Development Expense             28,364        16,775         12,297                            57,436
Selling, General & Administration          66,189        71,963         16,390           1,084           155,626
Intangibles Amortization                    3,408         5,375            154                             8,937
                                        ---------     ---------       --------         -------         ---------
Total Operating Expenses                   97,961        94,113         28,841           1,084           221,999

Income (Loss) Before Income Taxes          37,880         8,870          7,895          55,819           110,464

Depreciation & Amortization                14,020         8,336          3,153             649            26,158
Capital Expenditures                       22,207         3,024          8,988           3,330            37,549
Net Trade Receivables                      51,269        38,876         22,378            (122)          112,401
Net Inventories                            54,437        40,862         30,694             (25)          125,968
Net Property & Equipment                 $ 74,615      $  7,355        $15,645          $4,975          $102,590
Headcount                                   1,688           694            363              94             2,839

                                         Electro-                       Lambda         Corporate
1999                                     Optics         Medical         Physik         and Other           Total
--------------------------------------------------------------------------------------------------------------------
Net Sales                                $233,057      $162,719       $ 73,093                          $468,869
Intersegment Net Sales                     20,823           934            999                            22,756
Gross Profit                              109,291        78,662         30,722                           218,675

Research & Development Expense             22,694        14,661          9,404                            46,759
In-process Research & Development           4,000        12,000                                           16,000
Selling, General & Administration          55,679        60,616         15,118          $ 725            132,138
Intangibles Amortization                    2,241         3,295            165                             5,701
                                       ----------    ----------       --------         -------         ---------
Total Operating Expenses                   84,614        90,572         24,687             725           200,598

Income (Loss) Before Income Taxes          23,998       (11,633)         5,480          (1,615)           16,230

Depreciation & Amortization                10,747         5,848          2,624             637            19,856
Capital Expenditures                       16,456         2,754          3,587           1,428            24,225
Net Trade Receivables                      45,404        34,599         17,924            (334)           95,003
Net Inventories                            43,398        41,143         19,025             (25)           97,902
Net Property & Equipment                 $ 67,971       $ 7,631       $ 11,668          $2,684          $ 89,954
Headcount                                   1,347           698            291              81             2,417

                                         Electro-                       Lambda         Corporate
1998                                     Optics         Medical         Physik         and Other         Total
--------------------------------------------------------------------------------------------------------------------
Net Sales                                $193,438      $155,690       $ 61,321                        $410,449
Intersegment Net Sales                     23,612           566          2,688                          26,866
Gross Profit                               91,284        75,584         29,628                         196,496

Research & Development Expense             20,472        15,427          8,635                          44,534
Selling, General & Administration          46,911        61,105         14,505          $  665         123,186
Intangibles  Amortization                   2,280         2,183            181                           4,644
                                       ----------    ----------       --------         -------      ----------
Total Operating Expenses                   69,663        78,715         23,321             665         172,364

Income (Loss) Before Income Taxes          21,761        (2,667)         4,416             195          23,705

Depreciation & Amortization                10,361         4,698          1,742             378          17,179
Capital Expenditures                       12,166         4,295          5,647             243          22,351
Net Trade Receivables                      37,096        35,658         14,190            (122)         86,822
Net Inventories                            43,398        41,143         19,025             (25)        103,541
Net Property & Equipment                $  63,463       $ 7,843       $ 11,157          $  394        $ 82,857
Headcount                                   1,276           656            279              50           2,261

GEOGRAPHIC INFORMATION

     Our foreign operations consist primarily of sales offices and manufacturing facilities in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the last three fiscal years is based on the location of the end customer. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of each fiscal year.


     Sales to unaffiliated customers are as follows (in thousands):


                                                 2000                  1999                     1998
----------------------------------------------------------------------------------------------------------
SALES
-----
United States                                  $236,091             $198,599                   $185,004
Japan                                           124,471              104,096                     75,464
Europe, other                                    96,114               70,632                     61,089
Germany                                          53,762               57,124                     49,584
Asia-Pacific, other                              30,045               19,793                     22,274
Rest of World                                    27,789               18,625                     17,034
                                               --------            ---------                  ---------
Total Sales                                    $568,272             $468,869                   $410,449
                                               ========             ========                   ========

For the fiscal years 2000, 1999 and 1998, no one customer accounted for 10% or more of total net sales.

Long-lived assets by geographic region are as follows (in thousands):

                                              Sept. 30,               Oct. 2,                 Sept. 26,
                                                  2000                  1999                     1998
                                          ----------------------------------------------------------------
LONG-LIVED ASSETS
-----------------
United States                                  $ 94,554             $ 77,896                  $  72,641
Germany                                          16,474               12,605                     11,382
Europe, other                                    11,211               11,781                      9,217
Asia-Pacific                                      3,570                4,190                      3,316
                                               --------             --------                  ---------
Total Long-lived Assets                        $125,809             $106,472                  $  96,556
                                               ========             ========                  =========


14.  ISSUANCE OF SUBSIDIARY STOCK BY SUBSIDIARY

     On September 21, 2000, our Lambda Physik subsidiary issued 3,890,000 shares of its common stock in an initial public offering on Germany's Neuer Markt. Proceeds from the offering of shares, based on the offering price of approximately $31 per share, totalled $100,310,000 ($92,715,000 net of offering expenses and before a tax benefit of $3,982,000 relating to those expenses). We own 8,000,000 outstanding shares of Lambda Physik's common stock. As a result of the initial public offering, our ownership interest was reduced from 80.0% to 60.4% of Lambda Physik. We recognized a pretax gain of $55,148,000 (after-tax gain of

$33,551,000) on the increase in the value of our investment in Lambda Physik as a result of their public offering.

15.  SUBSEQUENT EVENTS

     In November 2000, we acquired Crystal Associates, Inc. of East Hanover, New Jersey for approximately $7.1 million in cash. Crystal Associates manufactures exotic crystals, which are utilized in a wide variety of photonics applications. The acquisition will be accounted for as a purchase and, accordingly, we will preliminarily record the $5.5 million excess of the purchase price over the fair value of net assets acquired as goodwill and other intangibles, which will be amortized over periods up to 10 years.

     In December 2000, we purchased two buildings, for $9.9 million, on 38.3 acres in Lincoln, California, near our existing Auburn Electro-Optical facilities. We have committed to spend approximately $9 million for improvements to these buildings.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for fiscal 2000 and 1999 are as follows (in thousands, except per share amounts):



                                                    First               Second               Third            Fourth
                                                    Quarter             Quarter              Quarter          Quarter
---------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 2000:

Net sales                                           $127,194          $136,681              $149,436       $154,961
Gross profit                                          61,541            68,362                73,732         74,582
Net income (loss)                                      6,673             8,403                 9,897         44,964
Net income (loss) per diluted share                     0.26              0.31                  0.36           1.57
Net income (loss) per basic share                       0.27              0.34                  0.39           1.71
=====================================================================================================================

YEAR ENDED OCTOBER 2, 1999:

Net sales                                           $105,631          $116,537              $115,051       $131,650
Gross profit                                          50,451            53,692                54,246         60,286
Net income (loss)                                      4,266             5,380                (5,064)         7,259
Net income (loss) per diluted share                     0.18              0.22                 (0.21)          0.29
Net income (loss) per basic share                       0.18              0.22                 (0.21)          0.30
=====================================================================================================================


                        VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED SEPTEMBER 30, 2000, OCTOBER 2, 1999,
                             AND SEPTEMBER 26, 1998
                                 (In thousands)

                                                                  Additions
                                              Balance at          Charged to       Deductions       Balance
                                              Beginning           Costs and         from            at End
                                              of Period           Expenses         Reserves (1)     of Period
--------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 2000:
Accounts receivable allowances                 $ 4,592           $ 6,147          $ (3,976)       $ 6,763
Warranty                                        13,269            14,610           (10,341)        17,538
===================================================================================================================
YEAR ENDED OCTOBER 2, 1999:
Accounts receivable allowances                 $ 4,817           $ 3,207          $ (3,432)       $ 4,592
Warranty                                        10,938            15,566           (13,235)        13,269
===================================================================================================================
YEAR ENDED SEPTEMBER 26, 1998:
Accounts receivable allowances                 $ 3,499           $ 6,945          $ (5,627)       $ 4,817
Warranty                                         7,498            10,681            (7,241)        10,938
===================================================================================================================

     (1) Reductions from the reserves are for the purpose for which the reserves were created.

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                             Form 10-K Annual Report
                        Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2000

                     ---------------------------------------

                                 COHERENT, INC.
                                    EXHIBITS
                     ---------------------------------------

                                INDEX TO EXHIBITS


  Sequentially
    Exhibit
    Number                    Exhibit
    ------                    -------
    10.37         1998 Director Option Plan

    21.1          Subsidiaries

    23.1          Independent Auditors' Consent

    27.1          Financial Data Schedules

All other exhibits required to be filed as part of this report have been incorporated by reference. See item 14(c) for a complete index of such exhibits.