Form 10-K/A
period 2000-09-30
COHERENT INC
filed 2001-01-29
CIK 21510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

(Mark One)

     X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    ---   EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2000

                                       OR

    ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    ---   EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                          ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

     As of January 9, 2001, 24,336,512 shares of Common Stock were outstanding. The aggregate market value of the voting shares (based upon the closing price reported by the Nasdaq National Market on January 9, 2001) of Coherent, Inc., held by nonaffiliates was $661,986,260.50. For purposes of this disclosure, shares of Common Stock held by persons who own 5% or more of the outstanding Common Stock and shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.


                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                EXPLANATORY NOTE

     This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. This Form 10-K/A is filed with the Securities and Exchange Commission (the "Commission") solely for the purpose of revising and restating the following items in their entirety.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         -----------------------------------------------

DIRECTORS

     The names of the directors of the Company and certain information about them are set forth below.


                                                 DIRECTOR
 NAME OF DIRECTOR                         AGE      SINCE                        PRINCIPAL OCCUPATION
 ----------------                         ---      -----                        --------------------
 Bernard J. Couillaud, PhD (3).......      56      1996     President and Chief Executive Officer of the Company
 Henry E. Gauthier (1) (2) (3).......      60      1983     Chairman of the Board of Directors of the Company
 Charles W. Cantoni (2)(3)...........      65      1983     Founder, Cantoni Consulting
 Frank P. Carrubba (2)(3)............      63      1989     Retired Chief Technical Officer, Phillips Electronics N.V.
 John H. Hart (1)(2)(3)..............      54      2000     Sr. Vice President and Chief Technical Officer, 3Com
                                                               Corporation
 Thomas Sloan Nelsen, MD (2).........      74      1983     Retired Professor of Surgery, Stanford University School of
                                                               Medicine
 Jerry E. Robertson (1)(2)...........      68      1994     Retired Executive Vice President, Life Sciences Sector and
                                                               Corporate Services Division, 3M

---------------------------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Nominating Committee

     There are no family relationships between any director or executive officer of the Company.

     Dr. Couillaud has served as our President and Chief Executive Officer as well as a member of our Board of Directors since July 1996. Dr. Couillaud served as Vice President and General Manager of the Coherent Laser Group from March 1992 to July 1996. From July 1990 to March 1992, Dr. Couillaud served as Manager of our Advanced Systems Business Unit, and from September 1987 to July 1990 he served as Director of Research and Development for the Coherent Laser Group. From November 1983, when he joined us, to September 1987, Dr. Couillaud held various managerial positions with us. Dr. Couillaud was Professor of Physics at Stanford University from January 1979 to November 1983. Dr. Couillaud received his PhD in Chemistry from Bordeaux University, Bordeaux, France.

     Mr. Gauthier has served on our Board of Directors since 1983 and as our Chairman of the Board since 1997. From August 1988 until his retirement in June 1996, Mr. Gauthier served as our President and Chief Operating Officer. He served as President and Chief Executive Officer of Coherent, Inc. from March 1983 through July 1988 and as President of Coherent General, Inc. from June 1986 through January 1987. Mr. Gauthier served as General Manager of the Coherent Medical Group from May 1987 through July 1988.

     Mr. Cantoni has served on our Board of Directors since 1983. Since June 1998, Mr. Cantoni has been providing management and medical consulting services through Cantoni Consulting, of which Mr. Cantoni is the founder. From October 1994 to June 1998, Mr. Cantoni served as Vice President of Quinton Instruments, Inc., a manufacturer of medical instrumentation products.

     Mr. Carrubba has served on our Board of Directors since 1989. From September 1991 to April 1997, Mr. Carrubba served as Executive Vice President and Chief Technical Officer of Phillips Electronics, N.V., a large consumer electronics company. Mr. Carrubba is currently retired. Mr. Carrubba serves as a member of the Board of Directors of Exar Corporation, a manufacturer of mixed-signal integrated circuits for the communications and video and imaging markets.

     Mr. Hart has served on our Board of Directors since March 2000. Since September 1990, Mr. Hart served as a Senior Vice President and Chief Technical Officer of 3Com Corporation, a manufacturer of data network systems.

     Dr. Nelsen has served on our Board of Directors since 1983. Dr. Nelsen retired as a Professor of Surgery at Stanford University School of Medicine in 1988.

     Mr. Robertson has served on our Board of Directors since 1994. From 1986 to 1994, Mr. Robertson served as Executive Vice President of the Life Sciences Sector and Corporate Services Division of 3M, a large diversified company whose businesses include selling health care products. Mr. Robertson serves as a member of the Board of Directors of Cardinal Health, Inc., Steris Corporation and Choice Hotels International. Mr. Robertson is currently retired.

OFFICERS

     The names, ages and offices of all of the executive officers of the Company are set forth below. See the previous page for additional information about Dr. Couillaud.



NAME OF OFFICER                                    AGE                              OFFICE HELD
---------------                                    ---                              -----------
Bernard J. Couillaud, PhD....................      56    President and Chief Executive Officer
Robert J. Quillinan..........................      53    Executive Vice President and Chief Financial Officer
John R. Ambroseo, PhD........................      39    Executive Vice President, President and General Manager,
                                                            Coherent Photonics Group
Vittorio Fossati-Bellani, PhD................      53    Executive Vice President, President and General Manager,
                                                            Coherent Telecom-Actives Group
James L. Taylor..............................      51    Executive Vice President, President and General Manager,
                                                            Coherent Medical Group
Kevin McCarthy  .............................      44    Executive Vice President and Chief Information Officer
Ronald A. Victor  ...........................      56    Executive Vice President, Human Resources
Scott H. Miller  ............................      46    Senior Vice President and General Counsel

     There are no family relationships between any executive officer or director of the Company.

     Mr. Quillinan has served as Executive Vice President and Chief Financial Officer since July 1984. He served as Vice President and Treasurer from March 1982 to July 1984 and as Corporate Controller from April 1980 to March 1982. Mr. Quillinan received his MS degree in Accounting from Clarkson University and is a CPA.

     Dr. Ambroseo has served as Executive Vice President, President and General Manager of the Coherent Photonics Group since September 2000. From July 1997 to September 2000, Dr. Ambroseo served as Executive Vice President, President and General Manager of the Coherent Laser Group. From March 1997 to September 1997, Dr. Ambroseo served as Coherent's Scientific Business Unit Manager. From August 1988, when Dr. Ambroseo joined Coherent, until March 1997, he served as a Sales Engineer, Product Marketing Manager, National Sales Manager and Director of European Operations. Dr. Ambroseo received his PhD in Chemistry from the University of Pennsylvania.

     Dr. Fossati-Bellani has served as Executive Vice President, President and General Manager of the Coherent Telecom-Actives Group since September 2000. From September 1997 to September 2000, Dr. Fossati-Bellani served as Executive Vice President, President and General Manager of the Coherent Semiconductor Group. From May 1992 to September 1997, Dr. Fossati-Bellani served as Coherent's Diode Laser Business Unit Manager. From December 1979, when he joined Coherent's Italian office, to May 1992, Dr. Fossati-Bellani served in the capacity of Scientific Sales Engineer, Product Manager, Director of Marketing, Direct of Business Development, Scientific Business Unit Manager and Diode Laser Business Unit Manager for the Coherent Laser Group. Dr. Fossati-Bellani received his PhD degree in Physics from the University of Milano, Italy.

     Mr. Taylor has served as served as Executive Vice President, President and General Manager of the Coherent Medical Group since February 17, 1999. From April 1997 to February 1999, Mr. Taylor served as President and Chief Executive Officer of Andros, Inc., an analytical instruments company headquarter in Berkeley, California. From January 1995 through April 1997, Mr. Taylor served as President of the Medical Systems Division of Ohmeda Medical, Inc., a manufacturer of anesthesia delivery and monitoring systems, and from April 1993 to December 1994 as Vice President, Marketing of the Medical Systems Division of Ohmeda. Mr. Taylor received a BS degree from US Naval Academy in 1970, a MS degree from John Hopkins University in 1982 and attended the Stanford Executive Institute.

     Mr. McCarthy has served as Executive Vice President and Chief Information Officer since May 5, 2000. From August 1999 to May 2000, he was Chief Information Officer for Unisphere Solutions, Inc., a subsidiary of Siemens AG, a large diversified industrial company. From September 1993 to July 1999, Mr. McCarthy was Vice President Information Technology for General Instrument, Inc. a company that develops and sells interactive video, voice and data products. Mr. McCarthy received a BSEE degree from Lafayette College in 1978 and an MBA degree from Wharton School in 1991.

     Mr. Victor has served as Executive Vice President of Human Resources since May 2000. From August 1999 to May 2000, Mr. Victor was Corporate Vice President of Human Resources. Mr. Victor was Vice President of Human Resources for the Coherent Medical Group from September 1997 to August 1999. Between November 1996 and September 1997, he was Vice President Human Resources for Netsource Communication, Inc., an internet advertisement and communication company. From November 1995 to November 1996, Mr. Victor served as Vice President of Human Resources for Micronics Computers, Inc., a manufacturer of computer components. Between January 1982 and September 1995 he was Vice President of Human Resources of Syntex, a pharmaceutical company. Mr. Victor received a BA degree from American International College and a MA degree from Springfield College.

     Mr. Miller has served as General Counsel to the Company since October 1988 and as Senior Vice President since March 1994. Mr. Miller received a BA degree in Economics from UCLA and a JD from Stanford Law School.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received by the Company, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, during fiscal 2000, its officers, directors and ten-percent stockholders complied with all applicable
Section 16(a) filing requirements.

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


                           SUMMARY COMPENSATION TABLE
                                                                                             LONG-TERM
                                                                                           COMPENSATION
                                                              ANNUAL COMPENSATION             AWARDS
                                                              -------------------           -----------
                                                                                            SECURITIES         ALL OTHER
                                                 FISCAL                                     UNDERLYING        COMPENSATION
  NAME                                           YEAR        SALARY($)    BONUS($)           OPTIONS(#)             ($)
  ----                                           ------      --------     -------            -----------       ------------
Bernard J. Couillaud, PhD.....................     2000      $422,503      $519,459          110,000          $30,064(1)
President and Chief Executive Officer              1999       363,467       302,571           60,000           27,530
                                                   1998       337,492       147,578          138,000           23,393

Robert J. Quillinan...........................     2000      $243,279      $202,731           36,000           15,290(2)
Executive Vice President and                       1999       222,665       130,662           22,000           15,067
Chief Financial Officer                            1998       220,201        65,138           34,000           14,723

John Ambroseo, PhD............................     2000       267,887       350,074           58,000           12,461(3)
Executive Vice President and                       1999       240,292(4)    267,814           30,000           13,714
President and General Manager Coherent             1998       206,898(5)    108,668           36,000            8,672
Photonics Group

Vittorio Fossati-Bellani, PhD.................     2000      $223,275      $217,498           41,000           13,455(6)
Executive Vice President and                       1999       189,566       153,813           18,000           11,998
President and General Manager Coherent             1998       178,288        46,669           24,000           11,207
Telecom-Actives Group

James L. Taylor...............................     2000      $272,280      $198,629           21,000            9,317(7)
Executive Vice President and                       1999       152,894        97,275           80,000            1,234
President and General Manager Coherent Medical     1998            --            --               --               --
Group

---------------------------
(1) Includes $22,192 contributed by the Company under defined contribution plans and $7,872 in life insurance benefits.

(2) Includes $14,047 contributed by the Company under defined contribution plans and $1,243 in life insurance benefits.

(3) Includes $11,523 contributed by the Company under defined contribution plans and $938 in life insurance benefits.

(4)  Includes $10,779 related to European assignment.

(5)  Includes $19,282 related to European assignment.

(6) Includes $12,131 contributed by the Company under defined contribution plans and $1,324 in life insurance benefits.

(7) Includes $7,964 contributed by the Company under defined contribution plans and $1,353 in life insurance benefits.

STOCK OPTION GRANTS AND EXERCISES

     The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options granted during the fiscal year ended September 30, 2000.



                        OPTION GRANTS IN LAST FISCAL YEAR


                                                       INDIVIDUAL GRANTS
                                       ----------------------------------------------------
                                                      % OF TOTAL                                POTENTIAL REALIZABLE VALUE
                                       NUMBER OF        OPTIONS                                     AT ASSUMED ANNUAL
                                      SECURITIES      GRANTED TO                                   RATES OF STOCK PRICE
                                      UNDERLYING       EMPLOYEES                                     APPRECIATION FOR
                                        OPTIONS        IN FISCAL     EXERCISE                        OPTION TERM(4)
                                                                     PRICE PER      EXPIRATIONS  --------------------------
                                      GRANTED(#)(1)(2)  YEAR(3)     SHARE ($/SH)      DATE           5%($)         10% ($)
NAME                                  ----------------  -------     ------------     ---------   -----------    -----------
----
Bernard J. Couillaud, PhD....            4,010              .30       $49.875         2/1/06         $68,019       $154,311
                                       105,990             7.93       $49.875         2/1/06      $1,797,831     $4,078,665
Robert J. Quillinan..........            4,010              .30       $49.875         2/1/06         $68,019       $154,311
                                        31,990             2.39       $49.875         2/1/06        $542,623     $1,231,027
John Ambroseo, PhD..............         4,010              .30       $49.875         2/1/06         $68,019       $154,311
                                        53,990             4.04       $49.875         2/1/06        $915,793     $2,077,622
Vittorio Fossati-Bellani, PhD            4,010              .30       $49.875         2/1/06         $68,019       $154,311
                                        36,990             2.77       $49.875         2/1/06        $627,434     $1,423,435
James L. Taylor..............            2,005              .15       $49.875         2/1/06         $34,009        $77,156
                                        18,995             1.42       $49.875         2/1/06        $322,198       $730,958

---------------------------
(1) The Company's 1987 Stock Option Plan and 1995 Stock Plan (collectively the "Option Plans") provide for the grant of options and stock purchase rights to officers, employees and consultants of the Company. Options granted under the Option Plans may be either "nonstatutory options" or "incentive stock options." The exercise price is determined by the Board of Directors or its Compensation Committee and, in the case of incentive stock options, may not be less than 100% of the fair market value of the Common Stock on the date of grant (110% in the case of grants to 10% shareholders). The options expire not more than six years from the date of grant and may be exercised only while the optionee is employed by the Company or within such period of time after termination of employment as is determined by the Board or its Compensation Committee at the time of grant. The Board of Directors may determine when options granted may be exercisable.
(2) The first entry for each individual sets forth the number of options awarded that are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986. The second entry for each individual sets forth the number of options that are nonstatutory stock options.
(3) The Company granted options to purchase an aggregate of 967,850, to all employees other than executive officers and granted options to purchase an aggregate of 324,000 shares to all executive officers as a group (8 persons), during fiscal 2000.
(4) This column sets forth hypothetical gains or "option spreads" for the options at the end of their respective ten-year terms, as calculated in accordance with the rules of the Securities and Exchange Commission. Each gain is based on an arbitrarily assumed annualized rate of compound appreciation of the market price at the date of grant of 5% and 10% from the date the option was granted to the end of the option term. The 5% and 10% rates of appreciation are specified by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices. The Company does not necessarily agree that this method properly values an option. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock and overall market conditions.

     The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options exercised during the fiscal year ended September 30, 2000 and the value of unexercised options at such date.



                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                    NUMBER OF SECURITIES
                                                                   UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                     SHARES          VALUE            OPTIONS/SARS AT           IN-THE-MONEY OPTIONS AT
                                   ACQUIRED ON     REALIZED      SEPTEMBER 30, 2000 (#)(2)     SEPTEMBER 30, 2000 ($)(3)
                                   EXERCISE(#)      ($)(1)     -----------------------------  ----------------------------
NAME                               -----------     --------     EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                                                           ------------   --------------  -----------   --------------
Bernard J. Couillaud, PhD.....        12,000        $768,000       144,000        230,000      $7,718,625     $8,665,000

Robert J. Quillinan...........        12,256        $982,723        30,838         78,000      $1,666,121     $2,980,500

John Ambroseo, PhD............        29,770      $1,104,100        17,230        102,000        $925,125     $3,469,625

Vittorio Fossati-Bellani, PhD.        25,886        $963,025         2,614         73,000        $114,363     $2,508,250

James L. Taylor...............         8,000        $467,900        12,000         81,000        $630,000     $3,530,625

---------------------------
(1) The value realized is calculated based on the closing price of the Company's Common Stock as reported by the Nasdaq National Market on the date of exercise minus the exercise price of the option, and does not necessarily indicate that the optionee sold such stock.

(2) The Company has not granted any stock appreciation rights and its stock plans do not provide for the granting of such rights.

(3) The market value of underlying securities is based on the difference between the closing price of the Company's Common Stock on September 30, 2000 of $68.00 (as reported by Nasdaq National Market) and the exercise price.

DIRECTOR COMPENSATION

     In fiscal year 2000, members of the Board of Directors who were not employees of the Company received $16,000 plus $1,500 per board meeting attended plus $750 per committee meeting attended and were reimbursed for their expenses incurred in attending such meetings.

     The Company's 1990 Directors' Stock Option Plan (the "Directors' Option Plan") was adopted by the Board of Directors on December 8, 1989 and was approved by the stockholders on March 29, 1990. The Directors' Option Plan was amended by the Board of Directors on January 25, 1996, and the amendment was approved by the stockholders on March 20, 1996. The Directors' Option Plan terminated on December 8, 1999 and no further options will be granted under this plan. The Directors' Option Plan provided for the automatic and non-discretionary grant of a non-statutory stock options to purchase 20,000 shares of the Company's Common Stock to each non-employee director on the later of the effective date of the Directors' Option Plan or the date on which such person became a director. Thereafter, during the term of the Directors' Option Plan, each non-employee director was automatically granted a non-statutory stock option to purchase 5,000 shares of Common Stock on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director was reelected to serve on the Board of Directors, if, on such date, he or she had served on the Board for at least three months. Such plan provided that the exercise price shall be equal to the fair market value of the Common Stock on the date of grant of the options.

     Three non-employee directors each have been granted options to purchase 65,000 shares of the Company's Common Stock under the Directors' Option Plan at a weighted average exercise price of $11.62. One non-employee director has been granted options to purchase 45,000 shares of the Company's Common Stock under such plan at a weighted average exercise price of $13.73 per share. One non-employee director has been granted options to purchase 30,000 shares of the Company's Common Stock under such plan at a weighted average exercise price of $21.33 per share. As of January 9, 2001, options to purchase 295,000 shares of the Company's Common Stock had been granted under the Directors' Option Plan.

     The Company's 1998 Directors' Stock Option Plan (the "1998 Directors' Plan") was adopted by the Board of Directors on November 24, 1998 and was approved by the stockholders on March 17, 1999. 100,000 shares of Common Stock were reserved for issuance thereunder. Under the terms of the 1998 Directors' Plan, the number of shares reserved for issuance thereunder is increased each year by the number of shares necessary to restore the total number of shares reserved to 100,000 shares. The 1998 Directors' Plan replaced the Directors' Option Plan which expired on December 8, 1999. Like its predecessor, the 1998 Directors' Plan provides for the automatic and non-discretionary grant of a non-statutory stock options to purchase 20,000 shares of the Company's Common Stock to each non-employee director on the date on which such person becomes a director. Thereafter, each non-employee director will be automatically granted a non-statutory stock option to purchase 5,000 shares of Common Stock on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director is reelected to serve on the Board of Directors, if, on such date, he or she has served on the Board for at least three months. Such plan provides that the exercise price shall be equal to the fair market value of the Common Stock on the date of grant of the options.

     Five non-employee directors each have been granted options to purchase 5,000 shares of the Company's Common Stock under such plan at a weighted average exercise price of $75.75. One non-employee director has been granted options to purchase 20,000 shares of the Company's Common Stock under such plan at a weighted average exercise price of $75.75 per share. As of January 9, 2001, options had been granted to purchase 45,000 shares of the Company's Common Stock under the 1998 Directors' Plan.

     The following table shows options granted to each director of the Company during the last fiscal year. All options were granted under the 1998 Directors' Plan, except for the options granted to Mr. Couillaud, which were granted under the Company's 1995 Stock Plan.



                                 OPTION GRANTS TO DIRECTORS DURING LAST FISCAL YEAR

   NAME                                                        NUMBER OF OPTIONS
   ----                                                       ---------------------
Bernard J. Couillaud....................................           110,000
Henry E. Gautier........................................             5,000
Charles W. Cantoni......................................             5,000
Frank P. Carruba........................................             5,000
John H. Hart............................................            20,000
Thomas Sloan Nelsen, MD.................................             5,000
Jerry E. Robertson.....................................              5,000

                OPTION EXERCISES IN LAST FISCAL YEAR BY DIRECTORS


     The following table shows, as to each non-employee director, information concerning options exercised under the Directors' Option Plan during the last fiscal year. No options granted under the 1998 Directors' Plan were exercise during the last fiscal year.


NAME                                                       SHARES ACQUIRED ON EXERCISE        VALUE REALIZED(1)
----                                                       --------------------------         -----------------
Charles W. Cantoni.....................................             8,000                          $256,188
Frank Carrubba.........................................             5,000                          $313,438
Thomas Sloan Nelsen, MD................................             5,000                          $189,750
Jerry E. Robertson.....................................            10,000                          $658,125

---------------------------

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

PRODUCTIVITY INCENTIVE PLAN

     Under the Company's Productivity Incentive Plan (the "Incentive Plan"), 450,000 shares of Common Stock were initially reserved, and as of the fiscal year ended September 30, 2000, 108,425 shares of Common Stock were available for issuance to employees of the Company and its designated subsidiaries who are customarily employed for at least twenty hours per week. The purpose of the Incentive Plan is to enhance an employee's proprietary interest in the Company and to create an incentive for the Company's success.

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

EMPLOYEE STOCK PURCHASE PLAN

     The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the stockholders in 1980. A total of 4,575,000 shares of Common Stock have been reserved under the Purchase Plan, and as of the end of fiscal year 2000, 1,682,754 shares of Common Stock remained available for issuance thereunder. The Purchase Plan permits employees who are employed for at least twenty hours per week and more than five months in a calendar year to purchase Common Stock of the Company, through payroll deductions at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each twelve-month period. Payroll deductions may not exceed 10% of an employee's compensation. The Purchase Plan provides for two offerings during each fiscal year, each having a duration of twelve months.

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

VARIABLE COMPENSATION PLAN. Each executive officer participates in the Variable Compensation Plan which provides for the payment of a quarterly amount determined by a formula based on improvements of pre-tax profits and asset management over preset threshold levels for each operating group or business unit.

STOCK OPTIONS. The Committee believes that stock options provide additional incentive to officers to work towards maximizing stockholder value. These options are provided through initial grants at or near the date of hire and through subsequent periodic grants. Options granted by the Company to its executive officers and other employees have exercise prices equal to the fair market value at the time of grant. Options vest and become exercisable at such time as determined by the Board. The initial option grant is designed to be competitive with those of comparable companies for the level of the job that the executive holds and is designed to motivate the officer to make the kind of decisions and implement strategies and programs that will contribute to an increase in the Company's stock price over time. Periodic additional stock options within the comparable range for the job are granted to reflect the officer's ongoing contributions to the Company, to create an incentive to remain at the Company and to provide a long-term incentive to achieve or exceed the Company's financial goals.

OTHER. In addition to the foregoing, officers participate in compensation plans available to all employees, such as a quarterly profit sharing plan and participation in both the Company's 401(k) retirement plan and employee stock purchase plan. See "Executive Compensation--Other Employee Benefit Plans."

COMPENSATION OF CHIEF EXECUTIVE OFFICER

     The factors considered by the Compensation Committee in determining the compensation of the Chief Executive Officer, in addition to survey data, include the Company's operating and financial performance, as well as the Chief Executive Officer's leadership and establishment and implementation of strategic direction for the Company.

     The Compensation Committee considers stock options to be an important component of the Chief Executive Officer's compensation as a way to reward performance and motivate leadership for long term growth and profitability. In fiscal 2000, Mr. Couillaud was granted options to purchase 110,000 shares with an exercise price equal to the fair market value at date of grant ($49.875 per share). Options to purchase 72,000 shares become exercisable at the end of three years, and options to purchase the remaining 38,000 shares become exercisable at the end of four years. The Committee believes that the quantity of shares granted to Mr. Couillaud is consistent with its philosophy of granting options to many management personnel rather than concentrating grants on a few senior executives.

COMPENSATION LIMITATIONS

     Under Section 162(m) of the Internal Revenue Code, adopted in August 1993, and regulations adopted thereunder by the Internal Revenue Service, publicly-held companies may be precluded from deducting certain compensation paid to an executive officer in excess of $1.0 million in a year. The regulations exclude from this limit performance-based compensation and stock options provided certain requirements, such as stockholder approval, are satisfied. The Company plans to take actions, as necessary, to insure that its stock option plans and executive annual cash bonus plans qualify for exclusion.


                           Respectfully submitted by:


                           Jerry E. Robertson
                           Henry E.Gauthier
                           John H. Hart


COMPANY'S STOCK PRICE PERFORMANCE

     The following graph shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from September 29, 1995 through September 30, 2000 comparing the return on the Company's Common Stock with the Standard & Poors 500 Stock Index and the Standard & Poors Small Cap 600 Stock Index. No dividends have been declared or paid on the Company's Common Stock during such period. The stock price performance shown on the graph following is not necessarily indicative of future price performance.




                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
           EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                                                                      S&P SMALL CAP
                           COHERENT INC.         S&P 500 INDEX          600 INDEX
                          ----------------      ---------------      ---------------
       9/29/95                 100.00                100.00                100.00
       9/28/96                96.5753              117.6075              114.1652
       9/30/97               151.7123              162.0917              154.9810
       9/26/98                51.1986              174.0234              125.0786
       10/2/99               122.2603              219.4880              114.7885
       9/30/00               372.6028              245.8052              179.7865

     The information contained above under the captions "Report of the Compensation Committee of the Board of Directors " and "Company's Stock Price Performance" shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors is composed of Mssrs. Carrubba, Cantoni, Nelsen and Robertson. During the last fiscal year, the Company paid Dr. Thomas Nelsen $22,500 in consulting fees. Dr. Nelsen has more than 40 years of experience as a physician and, before his retirement, was a Professor of Surgery at Stanford University School of Medicine. Utilizing this experience, Dr. Nelsen has worked closely with the Company in developing and refining new laser products for the medical field. Management believes that this arrangement is at least as favorable as could be negotiated with an outside consultant. Mr. Gauthier and the Company have entered into a

Management Transition Agreement pursuant to which the Company agreed to provide him with benefits under the Company's medical, dental and life insurance plan.

     Except as set forth above, none of the members of the Compensation Committee is currently or has been, at any time since the beginning of the last fiscal year, an officer or employee of the Company. No member of the Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     The following table sets forth as of January 9, 2001 certain information with respect to the beneficial ownership of the Company's Common Stock by (i) any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each director and each nominee for director to the Company,
(iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all executive officers and directors of the Company as a group.


                                                                                    NUMBER OF        PERCENT
NAME AND ADDRESS                                                                    SHARES(1)       OF TOTAL
----------------                                                                   -----------     ----------
Oppenheimer Funds, Inc. (2)......................................................   2,960,100         10.83%
    Two World Trade Center, 31st Floor
    New York, NY 10048

PRIMECAP Management (3)..........................................................   2,420,000          8.85%
    225 S. Lake Ave, #400
    Pasadena, CA 91101

Franklin Advisers, Inc. (4)......................................................   2,358,706          8.63%
    777 Mariners Blvd.
    San Mateo, CA 94404
Bernard, J. Couillaud, PhD (5)...................................................     192,618            *
Henry E. Gauthier (6)............................................................     102,130            *
Robert J. Quillinan (7)..........................................................      70,694            *
John Ambroseo, PhD (8)...........................................................      37,855            *
Vittorio Fossati-Bellani, PhD (9) ...............................................      33,824            *
James Taylor (10)................................................................      32,861            *
Frank Carrubba (11)..............................................................      25,000            *
Thomas Sloan Nelsen, MD (12) ....................................................      20,500            *
Jerry Robertson  (13)............................................................      20,000            *
Charles W. Cantoni (14)..........................................................      12,000            *
John Hart                                                                                   0            *
All directors and executive officers as
    a group (14 persons) (15)....................................................     605,228          2.19%

---------------------------
 * Represents less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange commission (the "SEC") and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, each share of Coherent Common Stock subject to options held by that person that will be exercisable on or before March 10, 2001, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2) Represents shares reported by Carson Group on January 9, 2001 as being held by Opennhiemer funds, Inc. as of September 30, 2000.
(3) Represents shares reported by Carson Group on January 9, 2001 as being held by PRIMECAP Management as of September 30, 2000.
(4) Represents shares reported by Carson Group on January 9, 2001 as being held by Franklin Advisers, Inc. as of September 30, 2000.
(5) Includes 144,000 shares issuable upon exercise of options held by Dr. Couillaud which are currently exercisable or will become exercisable within 60 days of January 9, 2001.
(6) Includes 59,000 shares issuable upon exercise of options held by Mr. Gauthier which are currently exercisable or will become exercisable within 60 days of January 9, 2001.
(7) Includes 39,744 shares issuable upon exercise of options held by Mr. Quillinan which are currently exercisable or will become exercisable within 60 days of January 9, 2001.
(8) Includes 17,230 shares issuable upon exercise of options held by Dr. Ambroseo which are currently exercisable or will become exercisable within 60 days of January 9, 2001.
(9) Includes 2,614 shares issuable upon exercise of options held by Dr. Fossati-Bellani which are currently exercisable or will become exercisable within 60 days of January 9, 2001.
(10) Includes 32,000 shares issuable upon exercise of options held by Mr. Taylor which are currently exercisable or will become exercisable within 60 days of January 9, 2001.
(11) Includes 10,000 shares issuable upon exercise of options held by Mr. Carrubba which are currently exercisable or will become exercisable within 60 days of January 9, 2001.
(12) Includes 5,000 shares issuable upon exercise of options held by Dr. Nelsen which are currently exercisable or will become exercisable within 60 days of January 9, 2001.
(13) Includes 5,000 shares issuable upon exercise of options held by Mr. Robertson which are currently exercisable or will become exercisable within 60 days of January 9, 2001.
(14) Includes 7,000 shares issuable upon exercise of options held by Mr. Cantoni which are currently exercisable or will become exercisable within 60 days of January 9, 2001.
(15) Includes an aggregate of 335,588 options which are currently exercisable or will become exercisable within 60 days of January 9, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     Since the beginning of the Company's last fiscal year, there has not been nor is there currently proposed any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of the common stock of the Company or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than the transactions described below.

LOANS TO EXECUTIVE OFFICERS

     The following table sets forth information with respect to all executive officers of the Company who had indebtedness outstanding during the past fiscal year. This indebtedness arose as a result of the delivery of promissory notes in connection with the exercise of stock options.


                                                                                            LARGEST
                                                                                             AMOUNT          BALANCE AT
                                     OUTSTANDING      INTEREST           MATURITY          OUTSTANDING      SEPTEMBER 30,
NAME                                    LOANS           RATES             DATE(S)          DURING 2000          2000
----                                 -----------       -------           --------          -----------     -------------
Scott Miller                          $365,125        4.83-7.1%        3/1/04-5/24/05         $400,125         $400,125
Robert  Quillinan                      $99,992             6.8%               2/28/05         $212,250          $99,992
Bernard Couillaud, PhD                 $76,500        4.83-6.8%        3/1/04-3/15/05         $160,500         $160,500
Vittorio Fossati-Bellani, PhD         $411,375       5.96-6.71%       8/31/04-4/28/05         $504,188         $504,188
John Ambroseo                         $158,688            6.21%               1/12/05         $158,688         $158,688


     All promissory notes are full recourse and are secured by the shares of Common Stock of the Company issued upon exercise of the options. Interest is paid annually.

     See "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" for a description of Dr. Nelsen's consulting arrangement with the Company.

     See "Executive Compensation -- Director Compensation" for a description of certain stock option grants to and exercises by directors of the Company.

INDEMNIFICATION

     The Company has entered into indemnification agreements with each of its directors and officers. Such indemnification agreements require the Company to indemnify its directors and officers to the fullest extent permitted by Delaware law.

CONFLICT OF INTEREST POLICY

     The Company believes that all transactions with affiliates described above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. The Company's policy is to require that a majority of the independent and disinterested outside directors on the Board approve all future transactions between Coherent and its officers, directors, principal stockholders and their affiliates. Such transactions will continue to be on terms no less favorable to the Company than it could obtain from unaffiliated third parties.

     All future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board, including a majority of the independent and disinterested outside directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of January 2001.

                                   COHERENT, INC.


                                   By: /s/ ROBERT J. QUILLINAN
                                      -----------------------------------------
                                           Robert J. Quillinan
                                           Executive Vice President &
                                           Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K on Form 10-K/A has been signed below by the following persons on January 29, 2001 on behalf of the Registrant and in the capacities and on the dates indicated:


                          SIGNATURES                                      TITLE
                          ----------                                      -----
                             *                             Director, President & Chief Executive Officer
--------------------------------------------------         (Principal Executive Officer)
                   Bernard J. Couillaud

                  /S/ ROBERT J. QUILLINAN                  Executive Vice President & Chief Financial Officer
--------------------------------------------------         (Principal Financial Officer)
                    Robert J. Quillinan

                             *                             Director, Chairman of the Board
--------------------------------------------------
                     Henry E. Gauthier

                             *                             Director
--------------------------------------------------
                     Charles W. Cantoni

                             *                             Director
--------------------------------------------------
                      Frank Carrubba

                             *                             Director
--------------------------------------------------
                         John Hart

                             *                             Director
--------------------------------------------------
                    Thomas Sloan Nelsen

                             *                             Director
--------------------------------------------------
                    Jerry E. Robertson


* By:   /s/Robert J. Quillinan
           Robert J. Quillinan
           Attorney-in-Fact