Form 10-Q
period 2000-12-30
COHERENT INC
filed 2001-02-07
CIK 21510

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q



(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2000

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


The number of shares outstanding of registrant's common stock, par value $.01 per share, at January 19, 2001 was 27,341,092 shares.

                                 COHERENT, INC.

                                      INDEX


                                                                                                      Page No.
                                                                                                      --------

PART I.           FINANCIAL INFORMATION

Item I.           Financial Statements

                  Condensed Consolidated Statements of Income --
                      Three months ended December 30, 2000 and January 1, 2000                            3

                  Condensed Consolidated Balance Sheets --
                       December 30, 2000 and September 30, 2000                                           4

                  Condensed Consolidated Statements of Cash Flows --
                      Three months ended December 30, 2000 and January 1, 2000                            5

                  Notes to Condensed Consolidated Financial Statements                                    6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                              10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                             24

PART II.          OTHER INFORMATION

Item I.           Legal Proceedings                                                                      25

Item 2.           Changes in Securities and Use of Proceeds                                              25

Item 3.           Defaults Upon Senior Securities                                                        25

Item 4.           Submission of Matters to a Vote of Security Holders                                    25

Item 5.           Other Information                                                                      25

Item 6.           Exhibits and Reports on Form 8-K                                                       25

SIGNATURES                                                                                               26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         COHERENT, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        THREE
                                                                                     MONTHS ENDED
                                                                                     ------------
                                                                            DECEMBER 30,            January 1,
                                                                                2000                  2000
----------------------------------------------------------------------------------------------------------------
NET SALES                                                                     $154,516             $127,194
COST OF SALES                                                                   78,286               65,653
----------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                    76,230               61,541
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Research and development                                                   15,225               12,374
     Selling, general and administrative                                        41,154               35,276
     Intangibles amortization                                                    2,361                2,179
----------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                        58,740               49,829
----------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                                          17,490               11,712
OTHER INCOME (EXPENSE):
     Interest and dividend income                                                4,266                1,488
     Interest expense                                                           (1,330)              (1,643)
     Foreign exchange loss                                                        (267)                (520)
     Other - net                                                                   567                 (441)
----------------------------------------------------------------------------------------------------------------
TOTAL OTHER  INCOME (EXPENSE), NET                                               3,236               (1,116)
----------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES,
     MINORITY INTEREST AND ACCOUNTING CHANGE                                    20,726               10,596
PROVISION FOR INCOME TAXES                                                       7,249                3,286
----------------------------------------------------------------------------------------------------------------
INCOME BEFORE MINORITY INTEREST
      AND ACCOUNTING CHANGE                                                     13,477                7,310
MINORITY INTEREST IN SUBSIDIARIES EARNINGS                                      (1,412)                (637)
----------------------------------------------------------------------------------------------------------------
INCOME BEFORE ACCOUNTING CHANGE                                                 12,065                6,673
----------------------------------------------------------------------------------------------------------------
CUMULATIVE EFFECT OF ACCOUNTING CHANGE
      (NET OF INCOME TAXES OF $94)                                                 166
----------------------------------------------------------------------------------------------------------------
NET INCOME                                                                    $ 12,231             $  6,673
================================================================================================================

NET INCOME PER BASIC SHARE:
     Income before accounting change                                          $   0.44             $   0.27
     Cumulative effect of accounting change                                       0.01
----------------------------------------------------------------------------------------------------------------
     Net Income                                                               $   0.45             $   0.27
================================================================================================================

NET INCOME PER DILUTED SHARE:
     Income before accounting change                                          $   0.42             $   0.26
     Cumulative effect of accounting change                                       0.01
----------------------------------------------------------------------------------------------------------------
     Net Income                                                               $   0.43             $   0.26
================================================================================================================

 SHARES USED IN COMPUTATION:
     Basic                                                                      27,230               24,517
     Diluted                                                                    28,537               25,776
================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         COHERENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (UNAUDITED; IN THOUSANDS, EXCEPT PAR VALUE)

                                                                        DECEMBER 30,               September 30,
                                                                           2000                        2000
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
------

CURRENT ASSETS:
     Cash and equivalents                                                $153,259                    $158,488
     Short-term investments                                               103,985                      99,681
     Accounts receivable - net of allowances of
         $6,576 (2001) and $6,763 (2000)                                  108,532                     112,401
     Inventories                                                          132,281                     125,968
     Prepaid expenses and other assets                                     18,179                      22,989
     Deferred tax assets                                                   38,841                      38,886
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                      555,077                     558,413
------------------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT                                                    211,658                     188,235
ACCUMULATED DEPRECIATION AND AMORTIZATION                                 (91,434)                    (85,645)
------------------------------------------------------------------------------------------------------------------------------------
     Property and equipment - net                                         120,224                     102,590
------------------------------------------------------------------------------------------------------------------------------------
GOODWILL - net of accumulated amortization of
     $16,512 (2001) and $14,405 (2000)                                     41,897                      38,555
OTHER ASSETS                                                               43,891                      45,278
------------------------------------------------------------------------------------------------------------------------------------
                                                                         $761,089                    $744,836
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Short-term borrowings                                               $  5,818                    $  4,211
     Current portion of long-term obligations                               7,876                       7,687
     Accounts payable                                                      27,809                      29,282
     Income taxes payable                                                   4,368                       5,415
     Other current liabilities                                             89,461                      88,954
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                 135,332                     135,549
------------------------------------------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS                                                      67,917                      68,647
OTHER LONG-TERM  LIABILITIES                                               24,998                      29,570
MINORITY INTEREST IN SUBSIDIARIES                                          50,056                      48,855

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01:
         Authorized - 50,000 shares
         Outstanding - 27,332 shares (2001)
               and 27,102 shares (2000)                                       272                         270
     Additional paid-in capital                                           232,332                     227,973
     Notes receivable from stock sales                                     (1,292)                     (1,392)
     Accumulated other comprehensive loss                                  (1,432)                     (5,311)
     Retained earnings                                                    252,906                     240,675
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                482,786                     462,215
------------------------------------------------------------------------------------------------------------------------------------
                                                                         $761,089                    $744,836
====================================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)

                                                                                               THREE
                                                                                            MONTHS ENDED
                                                                                            ------------
                                                                             DECEMBER 30,                 January 1,
                                                                                 2000                        2000
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $  12,231                      $ 6,673
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Purchases of short-term trading investments                           (52,205)                     (75,237)
         Proceeds from sales of short-term trading investments                  47,884                       57,850
         Cumulative effect of change in accounting                                (166)
         Changes in operating assets and liabilities                            (2,194)                       3,459
         Depreciation and amortization                                           4,673                        3,994
         Intangibles amortization                                                2,361                        2,179
         Other adjustments                                                       3,860                        1,296
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       16,444                          214
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                  (19,981)                      (4,973)
     Acquisition of businesses, net of cash acquired                            (7,150)                      (2,993)
     Other  - net                                                                  510                       (3,274)
------------------------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                         (26,621)                     (11,240)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term debt borrowings                                                      13                        2,849
     Long-term debt repayments                                                    (557)                        (378)
     Short-term borrowings                                                       5,852                        7,131
     Short-term repayments                                                      (5,246)                      (1,876)
     Cash overdrafts                                                              (763)                        (694)
     Sales of shares under employee stock plans                                  3,784                        5,337
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        3,083                       12,369
------------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES
     ON CASH AND EQUIVALENTS                                                     1,865                          763
------------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and equivalents                            (5,229)                       2,106
     Cash and equivalents, beginning of period                                 158,488                       38,279
------------------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                                           $153,259                      $40,385
====================================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         COHERENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent with those reflected in our Annual Report to stockholders on Form 10-K for the year ended September 30, 2000. All adjustments necessary for a fair presentation have been made which comprise only of normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

         Certain prior period amounts have been reclassified to conform with the current period presentation. Such reclassification had no impact on net income or retained earnings for any period presented.

2. Effective October 1, 2000, we adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended. The statement requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

         The transition adjustment to implement this new standard on October 1, 2000, which is presented as a cumulative effect of change in accounting principle, increased earnings by $166,000 (net of income taxes of $94,000) and decreased OCI by $275,000 (net of income taxes of $150,000). The net derivative losses included in OCI as of October 1, 2000 were comprised of hedges on backlog which will be reclassified into earnings during the twelve months ended September 29, 2000 and a hedge related to a building purchase option which will be amortized into earnings through December 2020.

         Our objectives of holding derivatives are to minimize the risks of foreign currency fluctuation by using the most effective methods to eliminate or reduce the impact of these exposures. Principal currencies hedged include the Euro, Yen, and British Pounds. Options and forwards used to hedge a portion of forecasted international revenue for up to a year in the future are designated as cash flow hedging instruments. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and were not significant for the quarter ended December 30, 2000.

         The net derivative gain of $811,000 included in OCI as of December 30, 2000 will be reclassified into earnings during the following twelve months for backlog hedges and amortized through December 2020 for a hedge related to a building purchase option which was exercised in December 2000. The effect on earnings is recorded to other income (expense) and was not significant for the quarter ended December 30, 2000.

         We entered into a loan to hedge our firm commitment to one Euro customer through June 2004. As of December 30, 2000, the loan balance of $679,000 did not exceed the firm commitment. The effect on earnings is recorded to other income (expense) and was not significant for the quarter ended December 30, 2000.

         Options and forwards not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies.

3.       In December 1999, the staff of the Securities and Exchange Commission
         (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles (GAAP) to revenue recognition in financial statements. We are required to adopt SAB 101 in the fourth quarter of fiscal 2001. Although we believe our revenue recognition policies are in accordance with GAAP, we are currently studying SAB 101 and have not determined its impact, if any, on our financial statements.

4. In November 2000, we acquired Crystal Associates, Inc. of East Hanover, New Jersey for approximately $7.1 million in cash. Crystal Associates manufactures exotic crystals, which are utilized in a wide variety of photonics applications. The acquisition was accounted for as a purchase, and, accordingly, we recorded the $5.9 million excess of the purchase price over the fair value of net assets acquired as goodwill and other intangibles, which are primarily amortized over 10 years.

5. The components of comprehensive income, net of tax, are as follows (in thousands):

                                                                                   Three Months Ended
                                                                             December 30,       January 1,
                                                                                 2000              2000
                                                                           -------------------------------
         Net income                                                             $12,231          $ 6,673
         Cumulative effect of accounting change (See Note 2)                       (275)
         Translation adjustment                                                   3,149           (1,412)
         Net gain on derivative instruments                                       1,086
         Changes in unrealized gain on investment                                   (81)
                                                                                -------          -------
         Total comprehensive income                                             $16,110          $ 5,261
                                                                                =======          =======

         Accumulated other comprehensive income at December 30, 2000 is comprised of accumulated translation adjustments of ($2,220,000), net gain on derivative instruments of $811,000 and unrealized loss on investments of ($23,000), respectively. Accumulated other comprehensive income at September 30, 2000 is comprised of accumulated translation adjustments of ($5,369,000) and unrealized gain on investments of $58,000.

6. Net income per basic share is computed based on the weighted average number of shares outstanding during the period. Net income per diluted share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options and stock purchase contracts, using the treasury stock method, and shares issuable under the Productivity Incentive Plan.

         The following table presents information necessary to calculate income per basic and diluted common and common equivalent share before accounting change (in thousands):

                                                                                  Three Months Ended
                                                                              December 30,     January 1,
                                                                                  2000            2000
                                                                              ---------------------------
         Weighted average shares outstanding - Basic                             27,230           24,517
              Common stock equivalents                                            1,291            1,128
              Employee stock purchase plan equivalents                               16              131
                                                                                -------         --------
         Weighted average shares and equivalents - Diluted                       28,537           25,776
                                                                                =======         ========

         Net income before accounting change for basic and diluted
              per share computation                                             $12,065         $  6,673
                                                                                =======         ========

         A total of 1,240,000 and 125,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the three months ended December 30, 2000 and January 1, 2000, respectively.

7.       Balance Sheet Details:

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):

                                                         December 30,                         September 30,
                                                             2000                                 2000
         -------------------------------------------------------------------------------------------------------
         Purchased parts and assemblies                   $ 47,599                               $ 41,670
         Work-in-process                                    45,695                                 43,799
         Finished goods                                     38,987                                 40,499
         -------------------------------------------------------------------------------------------------------
         Inventories                                      $132,281                               $125,968
         =======================================================================================================

         Prepaid expenses and other assets consist of the following (in thousands):

                                                         December 30,                         September 30,
                                                             2000                                 2000
         -------------------------------------------------------------------------------------------------------
         Prepaid income taxes                             $  4,407                                $10,777
         Prepaid expenses and other                         13,772                                 12,212
         -------------------------------------------------------------------------------------------------------
         Prepaid expenses and other assets                $ 18,179                                $22,989
         =======================================================================================================

         Other assets consist of the following (in thousands):

                                                         December 30,                         September 30,
                                                             2000                                 2000
         -------------------------------------------------------------------------------------------------------
         Intangible assets                                 $18,505                                $19,479
         Deferred compensation                              18,492                                 18,115
         Other assets                                        5,734                                  6,506
         Assets held for investment                          1,160                                  1,178
         -------------------------------------------------------------------------------------------------------
         Other assets                                      $43,891                                $45,278
         =======================================================================================================


         Other current liabilities consist of the following (in thousands):

                                                         December 30,                         September 30,
                                                             2000                                 2000
         -------------------------------------------------------------------------------------------------------
         Accrued payroll and benefits                      $29,480                                $29,482
         Accrued expenses and other                         25,750                                 26,251
         Reserve for warranty                               17,494                                 17,538
         Deferred income                                    11,199                                 11,827
         Customer deposits                                   5,538                                  3,856
         -------------------------------------------------------------------------------------------------------
         Other current liabilities                         $89,461                                $88,954
         =======================================================================================================

         Other long-term liabilities consist of the following (in thousands):

                                                         December 30,                         September 30,
                                                             2000                                 2000
         -------------------------------------------------------------------------------------------------------
         Deferred compensation                             $18,492                                $18,115
         Deferred income and other                           3,073                                  3,067
         Environmental remediation costs                       917                                    917
         Deferred tax liabilities                            2,516                                  7,471
         -------------------------------------------------------------------------------------------------------
         Other long-term liabilities                       $24,998                                $29,570
         =======================================================================================================


8. Certain claims and lawsuits have been filed or are pending against us. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on our consolidated financial position or results of operations.

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

         We were also named, along with other parties, to a remedial action order for the Porter Drive facility site itself in Stanford Industrial Park. The State of California has approved the Remedial Investigation Report, Feasibility Study Report, Remedial Action Plan Report and Final Remedial Action Report, prepared by us for this site. We have been operating remedial systems at the site to remove subsurface chemicals since April 1992. During fiscal 1997, we settled with the prior tenant and neighboring companies, on allocation of the cost of investigating and remediating the site at 3210 Porter Drive, Palo Alto, and the bordering site at 3300 Hillview Avenue, Palo Alto.

         Management believes that our probable, nondiscounted net liability at December 30, 2000 for remaining costs associated with the above environmental matters is $0.8 million which has been previously accrued. This amount consists of total estimated probable costs of $1.0 million ($0.1 million included in other current liabilities and $0.9 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $0.2 million included in other assets from other parties named to the order.

9. We are organized around four separately managed business units: the Photonics Group, the Telecom-Actives Group, the Medical Group and Lambda Physik. Consistent with the rules of SFAS No. 131, we have aggregated these four business units into three reportable segments. The Telecom-Actives Group was combined with the Photonics Group in the Electro-Optics segment as they have similar economic characteristics and are similar in the following: nature of products/services, nature of production process, type/class of customer, distribution methods and nature of regulatory environment. The Electro-Optics segment focuses on markets such as optical telecommunications, micromachining, material processing, scientific research, printing and reprographics and advanced packaging. The Medical segment focuses on the aesthetic, ophthalmic and surgical markets, with an emphasis in the aesthetic market on hair removal and in the ophthalmic market on the treatment of retinal diseases, including age-related macular degeneration, or AMD. The Lambda Physik segment focuses on lithography, with other target markets including lasers for the production of flat panel displays, inkjet printers and fiber bragg gratings, refractive surgery, scientific research, materials processing and micromachining applications.

         Our corporate expenses, except for depreciation of corporate assets and general legal expenses, are allocated to the operating segments and are included in corporate and other in the reconciliation of operating results. Further, interest expense and interest income are included in Corporate and other in the reconciliation of operating results. Information on reportable segments is as follows (in thousands):

                                                                                           THREE
                                                                                        MONTHS ENDED
                                                                                        ------------
                                                                               DECEMBER 30,         January 1,
                                                                                   2000                2000
                                                                               ------------        ------------
         Net Sales:
               Electro-Optics                                                   $   78,327           $  59,543
               Medical                                                              47,318              46,774
               Lambda Physik                                                        28,871              20,877
                                                                                ----------           ---------
               Total Net Sales                                                  $  154,516           $ 127,194
                                                                                ==========           =========

         Intersegment Net Sales:
               Electro-Optics                                                   $    4,721           $   5,844
               Medical                                                                 628                 462
               Lambda Physik                                                           293                 308
                                                                                ----------           ---------
               Total Intersegment Sales                                         $    5,642           $   6,614
                                                                                ==========           =========

         Pretax Income (Loss) Including Tax-effected Minority Interest:
               Electro-Optics                                                   $   11,486           $   6,220
               Medical                                                               2,551               1,550
               Lambda Physik                                                         2,907               3,289
               Corporate and other                                                   2,370              (1,100)
                                                                                ----------           ---------
               Total Pretax Income (Loss) Including Tax-effected
                Minority Interest:                                              $   19,314           $   9,959
                                                                                ==========           =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
--------------------------------------------------------------

This discussion contains forward-looking statements that relate to future event or Coherent's future performance such as statements set forth below in this Item 2 under the heading "Our Strategy" and statements relating to future international sales and the potential effects of foreign currency fluctuation on our financial condition. Actual results, events and performance may differ materially as a result of various factors, including those described in the Form 10-Q under the heading "Risk Factors" and elsewhere in this document. We also refer you to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 under the heading "Risk Factors" in Part I. Item 1. Business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

COMPANY OVERVIEW
----------------

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

We have three reportable business segments: Electro-Optics, Medical and Lambda Physik, which work with customers to provide cost-effective photonics-based solutions. In addition to the semiconductor and related manufacturing and optical telecommunications markets, the Electro-Optics segment focuses on markets such as materials processing, micromachining, scientific research, printing and reprographics and advanced packaging. Our Medical segment focuses on the aesthetic, ophthalmic and surgical markets, with an emphasis in the aesthetic market on hair removal and in the ophthalmic market on the treatment of retinal diseases, including age-related macular degeneration, or AMD. Lambda Physik focuses on lithography, with other target markets including lasers for the production of flat panel displays, ink jet printers, fiber bragg gratings, refractive surgery, scientific research, materials processing and micro-machining applications.

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

SEMICONDUCTOR AND RELATED MANUFACTURING - Lasers are increasingly being used in multiple steps in the semiconductor manufacturing process, including DUV lithography, a process that is used to print a master image of a circuit layer onto a semiconductor wafer. Lasers are also used in the inspection, test and measurement of semiconductors during the manufacturing process.

OPTICAL TELECOMMUNICATIONS - Driven by the Internet and the surge of data-intensive applications, fiber optic networks constantly require greater bandwidth. Lasers and optical components enable this increased bandwidth by allowing multiple wavelengths to travel across the same fiber.

MEDICAL - A growing number of physicians, surgeons and researchers are applying lasers to a wider range of therapeutic and diagnostic medical applications. For example, lasers are being used in the treatment of eye diseases and afflictions, including glaucoma and AMD, two of the leading causes of blindness today. Lasers are also increasingly being used for aesthetic applications, including hair removal, skin rejuvenation and removal of vascular lesions.

OUR STRATEGY

We strive to develop innovative and proprietary products and solutions that meet the needs of our customers based on our core expertise in lasers and optical technologies. In pursuit of our strategy, we intend to:

- LEVERAGE OUR TECHNOLOGY LEADERSHIP TO GROW WITH RAPIDLY EXPANDING MARKETS - We have targeted the semiconductor and related manufacturing and optical telecommunications markets.

- MAINTAIN OUR LEADERSHIP POSITION IN EXISTING MARKETS - There are a number of markets where we have historically been at the forefront of technological development and product deployment and from which we have derived a substantial portion of our revenues. We plan to maintain our position as a market leader in these areas.

- MAINTAIN AND DEVELOP ADDITIONAL STRONG COLLABORATIVE CUSTOMER AND INDUSTRY RELATIONSHIPS - We believe that the Coherent brand name and reputation for product quality, technical performance and customer satisfaction will help us to further develop our loyal customer base. We plan to maintain our current, and develop new, relationships with customers that are industry leaders and work together with these customers to design and develop innovative product systems and solutions as they develop new technologies.

- EXPAND SEMICONDUCTOR LASER MARKET OPPORTUNITIES - We are working to expand the range and technical capabilities of, and markets for, our semiconductor lasers. We continue to develop new lasers to supply a broad range of wavelengths and power capabilities. These new products enable us to open up markets for new applications based on their efficiency, increased reliability and smaller size compared with conventional lasers.

- DEVELOP AND ACQUIRE NEW TECHNOLOGIES - We will continue to enhance our existing technologies and develop new technologies through our internal research and development efforts as well as through the acquisition of additional complementary technologies, intellectual property, manufacturing processes and product offerings.

We conduct a significant portion of our business internationally. International sales accounted for 56% of our net sales for the first quarter of 2001 and 58% of net sales for all of fiscal 2000. We anticipate that international sales will continue to account for a significant portion of our net sales in the foreseeable future. A portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales results from exports to foreign distributors and resellers. As a result, our international sales and operations are subject to the risks of conducting business internationally. We are also subject to the risks of fluctuating foreign exchange rates, which could materially adversely affect the sales price of our products in foreign markets as well as the costs and expenses of our international subsidiaries. While we use forward exchange contracts, currency swap contracts, currency options and other risk management techniques to hedge our currency exposure, we remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact our operations in the future or require us to modify current business practices.

RESULTS OF OPERATIONS
---------------------

CONSOLIDATED SUMMARY

Net income for the first quarter ended December 30, 2000 was $12.2 million ($0.43 per diluted share) including $0.2 million, or $0.01 per diluted share, net of income taxes, relating to the cumulative effect of a change in accounting principle. This compares to net income of $6.7 million ($0.26 per diluted share) for the same quarter one year ago. The increase in net income was primarily attributable to increases in sales volumes, higher gross profits as a percentage of sales and higher interest income.

NET SALES

                                                                                     THREE
                                                                                  MONTHS ENDED
                                                                                  ------------
                                                                        DECEMBER 30,           January 1,
                                                                            2000                  2000
                                                                        ------------           ----------
NET SALES                                                                        (IN THOUSANDS)
---------
CONSOLIDATED
     Domestic                                                            $  68,357             $   53,635
     International                                                          86,159                 73,559
                                                                         ---------             ----------
     Total                                                               $ 154,516             $  127,194
                                                                         =========             ==========

ELECTRO-OPTICAL:
     Domestic                                                            $  36,330             $   25,843
     International                                                          41,997                 33,700
                                                                         ---------             ----------
     Total                                                               $  78,327             $   59,543
                                                                         =========             ==========

MEDICAL:
     Domestic                                                            $  21,878             $   21,368
     International                                                          25,440                 25,406
                                                                         ---------             ----------
     Total                                                               $  47,318             $   46,774
                                                                         =========             ==========

LAMBDA PHYSIK:
     Domestic                                                            $  10,149             $    6,424
     International                                                          18,722                 14,453
                                                                         ---------             ----------
     Total                                                               $  28,871             $   20,877
                                                                         =========             ==========



CONSOLIDATED

Net sales for the fiscal quarter ended December 30, 2000 increased $27.3 million (21%) to $154.5 million from $127.2 million one year ago primarily as a result of higher sales volumes in the Electro-Optics and Lambda Physik segments. During the current quarter, domestic sales increased $14.7 million (27%) to $68.3 million from $53.6 million one year ago. Although international sales increased $12.6 million (17%) to $86.2 million from $73.6 million one year ago, they decreased from 58% to 56% of net sales compared to the same period a year ago.

ELECTRO-OPTICS

Electro-Optics net sales for the first fiscal quarter increased $18.8 million (32%) to $78.3 million from $59.5 million one year ago. Domestic net sales increased $10.5 million (41%) to $36.3 million from $25.8 million one year ago. Although international sales increased $8.3 million (25%) to $42.0 million from $33.7 million one year ago, international sales decreased from 57% to 54% of net sales from one year ago. Net sales increased primarily due to higher sales volumes in commercial solid state products, such as sales of semiconductor lasers to the non-metal printed circuit board, or PCB, hole drilling, optical telecommunications and bioinstrumentation markets. Optical telecommunications market net sales for the quarter increased 418% to $6.1 million from $1.2 million one year ago.

MEDICAL

Medical net sales increased $0.5 million (1%) to $47.3 million from $46.8 million one year ago. Domestic sales increased $0.5 million (2%) to $21.9 million from $21.4 million one year ago, while international sales were flat and remained at 54% of net sales. Sales increased slightly due to sales growth in ophthalmic and surgical products, partially offset by decreases in hair and other aesthetic products.

LAMBDA PHYSIK

Lambda Physik net sales increased $8.0 million (38%) to $28.9 million from $20.9 million one year ago. International sales increased $4.3 million (30%) to $18.7 million from $14.4 million one year ago, but decreased to 65% from 69% of net sales. Domestic sales increased $3.7 million (58%) to $10.1 million from $6.4 million one year ago. Sales increased primarily due to increased shipments of commercial products, primarily lasers used in lithography and production of ink jet systems.

GROSS PROFIT

CONSOLIDATED

The consolidated gross profit rate for the fiscal quarter ended December 30, 2000 increased to 49.3% from 48.4% one year ago. The increase in the overall margin resulted primarily from increased sales of higher margin commercial solid-state products, higher sales volumes relative to fixed overhead costs and lower warranty expenses in the Electro-Optics segment and lower provisions for inventory obsolescence and lower warranty expenses due to increased product refurbishment and a lower occurrence rate on Opal warranty expenditures in the Medical segment.

ELECTRO-OPTICS

The gross profit rate for Electro-Optics increased to 49.6% from 47.3% one year ago. The improvement was primarily due to increased sales of higher margin commercial solid-state products, higher sales volumes relative to fixed overhead costs and lower warranty expenses.

MEDICAL

The gross profit rate for Medical increased to 52.5% from 49.6% one year ago. The improvement was primarily due to lower provisions for inventory obsolescence and lower warranty expenses due to increased product refurbishment and a lower occurrence rate on Opal warranty expenditures.

LAMBDA PHYSIK

The gross profit rate for Lambda Physik decreased to 43.3% from 48.8% one year ago. The current quarter decrease is primarily due to increased inventory provisions for lithography spare parts, increased warranty expenses for lithography and TFT annealing systems and higher sales of lower margin medical and scientific systems.

OPERATING EXPENSES

                                                                                    THREE
                                                                                 MONTHS ENDED
                                                                                 ------------
                                                                         DECEMBER 30,       January 1,
                                                                             2000              2000
                                                                         ------------      -----------
                                                                                (IN THOUSANDS)

Research & development                                                      $15,225          $12,374
Selling, general & administrative                                            41,154           35,276
Intangibles amortization                                                      2,361            2,179
------------------------------------------------------------------------------------------------------------
Total operating expenses                                                    $58,740          $49,829
============================================================================================================

Total operating expenses increased $8.9 million (18%) to $58.7 million from $49.8 million one year ago. As a percentage of sales, operating expenses decreased to 38.0% from 39.2% one year ago.

Research and development (R&D) expenses increased $2.8 million (23%) to $15.2 million from $12.4 million one year ago. As a percentage of sales, R&D expenses increased to 9.9% from 9.7% one year ago. The absolute dollar increase is primarily due to increased spending in lithography, optical telecommunications and other projects and an increased number of employees.

Selling, general and administrative (SG&A) expenses increased $5.9 million (17%) to $41.2 million from $35.3 million one year ago, but decreased as a percentage of sales to 26.6% from 27.7% one year ago. The dollar increase was primarily due to higher commissions as a result of higher sales, increased investments in information technology, higher costs for the Lambda Physik segment to comply with legal and stock exchange regulatory requirements and higher payroll related expenses.

Intangibles amortization increased $0.2 million (8%) from one year ago primarily due to the acquisitions of Lasertec in May 2000 and Crystal Associates in November 2000.

OTHER INCOME (EXPENSE)

Other income, net of other expenses, increased $4.4 million to $3.2 million from one year ago. The increase was primarily due to increased interest income, dividends and gains on increased investments as a result of both our public offering and our subsidiary Lambda Physik's initial public offering.

INCOME TAXES

Our effective tax rate (before minority interest) for the current quarter was 35.0% compared to 31.0% for the same quarter last year. The effective tax rate increased as a result of higher profit before income taxes and changes in the distribution of taxable income among jurisdictions with varying rates offset by higher foreign tax credits.

MINORITY INTEREST IN SUBSIDIARIES

Minority interest in subsidiaries earnings increased by $0.8 million from one year ago. The increase is primarily due to the increased profitability of our Lambda Physik subsidiary as well as the increase in the minority ownership percentage of this subsidiary in connection with its initial public offering.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

The cumulative effect of accounting change of $0.2 million (net of income tax of $0.1 million) was recognized as a transition adjustment as of October 1, 2000 due to the implementation of SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities".

FINANCIAL CONDITION
-------------------

LIQUIDITY AND CAPITAL RESOURCES

At December 30, 2000 our primary sources of liquidity were cash, cash equivalents and short-term investments of $257.2 million. Additional sources of liquidity were our multi-currency line of credit and bank credit facilities totaling $75.9 million as of December 30, 2000, of which $71.0 million was unused and available.

During the first quarter of fiscal 1997, we signed a lease for 216,000 square feet of office, research and development and manufacturing space for our Medical segment headquarters in Santa Clara, California. The lease expires in December 2001. We have an option to purchase the property for $24.0 million, or at the end of the lease arrange for the sale of the property to a third party while retaining an obligation to the owner for the difference between the sale price, if less than $20.8 million, and $20.8 million, subject to certain provisions of the lease. If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of approximately $20.8 million. We occupied the building in July 1998 and commenced lease payments at that time. The lease requires that we maintain specified financial covenants. At December 30, 2000, we were in compliance with these convenants.

In December 30, 2000, we entered into a contract to purchase two buildings, for $9.9 million, on 38.3 acres in Lincoln, California, near our existing Auburn Electro-Optics facilities. We have committed to spend approximately $9 million for improvements to these buildings.

During the first quarter of fiscal 2001, we signed a lease for 40,000 square feet of office, research and development and manufacturing space for our Telecom-Actives Group in San Jose, California. The lease commences February 1, 2001 and expires in February 2007.

We have committed approximately $34 million to build an additional building at our Electro-Optics facility in Auburn, California to enable us to expand our manufacturing capacity for optical telecommunications products and to provide coating equipment at this facility. We have also committed approximately $10 million to expand our Lambda Physik manufacturing facility in Gottingen, Germany to expand our manufacturing capacity for DUV lithography systems. We have committed approximately $10 million at our Electro-Optics facility in Tampere, Finland to set-up a separate facility for the growth and development of telecommunications products.

CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents, at December 30, 2000, decreased $5.2 million (3%) from September 30, 2000. Operations and changes in exchange rates provided $18.3 million, including $4.3 million, net, used to purchase short-term investments. Investing activities used $26.6 million, including $20.0 million used to acquire property and equipment, net, $7.1 million used to acquire businesses. Financing activities provided $3.1 million with $3.8 million from the sale of shares under employee stock plans, partially offset by net debt repayments of $0.7 million.

RISK FACTORS
------------

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

We have historically been the industry's high quality, high-priced supplier of laser systems. We have in the past experienced decreases in the average selling prices of some of our products. We anticipate that as competing products become more widely available, the average selling price of our products may decrease. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes, our net sales will decline. In addition, to maintain our gross margins, we must continue to reduce the cost of our products. Further, as average selling prices of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our operating results could be seriously harmed, particularly if the average selling prices of our products decrease significantly.

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

We have only recently begun to develop products for the optical telecommunications market. Sales to that market accounted for only $6.3 million, or 4%, of net sales during the first quarter of fiscal 2001 and accounted for $11.3 million, or 2%, of net sales during fiscal 2000. Our lack of prior experience in this market could put us at a competitive disadvantage. In addition, we have not yet developed qualified packaging for our active components. Even as we develop this packaging, we still may not meet the stringent Telcordia specifications. Telcordia specifications are worldwide industry telecommunications standards established by an industry consortium. Most potential telecommunications customers demand that we meet these specifications. We do not anticipate that we will have a Telcordia-qualified product before early fiscal 2002. Our failure to develop qualified packaging or to meet the Telcordia specifications would seriously harm our future sales of our active optical telecommunications products.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES THAT COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the fiscal years ended October 2, 1999 and September 30, 2000 and the three months ended December 30, 2000, 58%, 58% and 56%, respectively, of our net sales were derived from international sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. A portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales result from exports to foreign distributors and resellers. Our international operations and sales are subject to a number of risks, including:

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

RISKS RELATED TO OUR INDUSTRY

OUR MARKET IS UNPREDICTABLE AND IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES AND EVOLVING STANDARDS, AND, IF WE FAIL TO ADDRESS CHANGING MARKET CONDITIONS, OUR BUSINESS AND OPERATING RESULTS WILL BE HARMED.

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

We incurred expenditures for research and development of $15.2 million, or 10%, of net sales, during the first quarter of fiscal 2001. For our fiscal years ended September 30, 2000, October 2, 1999 and September 26, 1998, our research and development costs were $57.4 million, or 10%, of net sales, $46.8 million, or 10%, of net sales, and $44.5 million or 11%, of net sales, respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

IF OUR FACILITIES WERE TO EXPERIENCE CATASTROPHIC LOSS, OUR OPERATIONS WOULD BE SERIOUSLY HARMED.

Our facilities could be subject to a catastrophic loss such as fire, flood, earthquake or power outgage. A substantial portion of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Santa Clara, California, an area with a history of seismic events. Any such loss at any of our facilities could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair and replace the facility. While we have obtained insurance to cover most potential losses at our facilities, we cannot assure you that our existing insurance coverage will be adequate against all possible losses. California has recently experienced issues with its power supply. As a result, we could experience unexpected interruptions in our power supply or significant price increases that could have material adverse effect on our sales, results of operations and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

We maintain a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These trading securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 30, 2000, the fair value of the portfolio would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

At December 30, 2000, we had fixed rate long-term debt of approximately $71.4 million, and a hypothetical 10% percent decrease in interest rates would not have a material impact on the fair market value of this debt. We do not hedge any interest rate exposures.

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

We had $28.4 million of short-term forward exchange contracts, denominated in major foreign currencies, which approximated the fair value of such contracts and their underlying transactions at December 30, 2000. Gains and losses related to these instruments at December 30, 2000 were not material. Looking forward, we do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

The following table provides information about our foreign exchange forward contracts at December 30, 2000. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the fair value approximates the weighted average contractual foreign currency exchange rate value of the contracts at December 30, 2000.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (IN THOUSANDS, EXCEPT CONTRACT RATES):

                                             Average            U.S.
                                             Contract         Notional         Fair
                                               Rate            Amount          Value
                                            ----------        --------       ---------
                  Euro                        0.9157           $15,934        $16,064
                  British Pound Sterling      1.5272             5,269          5,096
                  Japanese Yen              104.5797             4,590          4,255
                  Swedish Krone               9.0696             2,911          2,756
                  Hong Kong Dollar            7.7932               269            269
                  Norwegian Kroner            9.2694                 6
                  Danish Krone                8.4942                 2

                                 COHERENT, INC.

                           PART II. OTHER INFORMATION


ITEM 1.       Legal Proceedings
              N/A

ITEM 2.       Changes in Securities and Use of Proceeds
              N/A

ITEM 3.       Defaults Upon Senior Securities
              N/A

ITEM 4.       Submission of Matters to a Vote of Security Holders
              N/A

ITEM 5.       Other Information
              N/A

ITEM 6.       Exhibits and Reports on Form 8-K
              N/A

                                 COHERENT, INC.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.







                        COHERENT, INC.

                        (Registrant)










Date: February 7, 2001  By: /s/ Robert J. Quillinan
                            --------------------------------------------------
                            Robert J. Quillinan
                            Executive Vice President and Chief Financial Officer