Form 10-Q
period 2001-03-31
COHERENT INC
filed 2001-05-14
CIK 21510

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-5255

COHERENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1622541 (I.R.S. Employer Identification No.)

5100 Patrick Henry Drive, Santa Clara, California 95054
(Address of principal executive offices)    (Zip Code)

(408) 764-4000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of registrant's common stock, par value $.01 per share, at May 2, 2001 was 27,671,864 shares.

COHERENT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2001	April 1, 2000	March 31, 2001	April 1, 2000
Net Sales	$129,788	$91,671	$241,601	$176,082
Cost of Sales	71,838	49,083	132,237	95,009

Gross Profit	57,950	42,588	109,364	81,073

Operating Expenses:
Research and development	13,257	10,088	24,412	18,475
Selling, general and administrative	27,540	22,634	53,192	42,867
Intangibles amortization	784	723	1,552	1,405

Total Operating Expenses	41,581	33,445	79,156	62,747

Income from Operations	16,369	9,143	30,208	18,326
Other Income (Expense):
Interest and dividend income	3,340	1,080	7,560	2,563
Interest expense	(1,262)	(1,479)	(2,589)	(3,117)
Foreign exchange gain (loss)	(47)	165	(314)	(355)
Other - net	1,089	811	1,528	289

Total Other Income (Expense), Net	3,120	577	6,185	(620)

Income from Continuing Operations
Before Income Taxes and Minority Interest	19,489	9,720	36,393	17,706
Provision for Income Taxes	6,556	3,116	12,296	5,556

Income from Continuing Operations Before
Minority Interest	12,933	6,604	24,097	12,150
Minority Interest in Subsidiaries Earnings	(1,605)	(333)	(3,017)	(970)

Income from Continuing Operations	11,328	6,271	21,080	11,180
Discontinued Operations (Note 2):
Income from Discontinued Operations of
Medical Segment (Net of income taxes of $1,522, $1,366, $3,031 and $2,212)	3,384	2,132	5,697	3,896

Income Before Accounting Change	14,712	8,403	26,777	15,076
Cumulative Effect of Accounting Change
(Net of income taxes of $94)			166

Net Income	$14,712	$8,403	$26,943	$15,076

Net Income Per Basic Share:
Income from continuing operations	$0.41	$0.25	$0.77	$0.45
Income from discontinued operations, net of income taxes	0.13	0.09	0.21	0.16
Cumulative effect of accounting change			0.01

Net Income	$0.54	$0.34	$0.99	$0.61

Net Income Per Diluted Share:
Income from continuing operations	$0.39	$0.23	$0.73	$0.42
Income from discontinued operations, net of income taxes	0.12	0.08	0.20	0.15
Cumulative effect of accounting change			0.01

Net Income	$0.51	$0.31	$0.94	$0.57

Shares Used in Computation:
Basic	27,397	24,892	27,313	24,705
Diluted	28,736	27,412	28,636	26,594

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	March 31, 2001	September 30, 2000
Assets
Current Assets:
Cash and equivalents	$84,458	$156,521
Short-term investments	118,511	99,681
Accounts receivable—net of allowances of $2,848 in 2001 and $3,553 in 2000	86,576	73,525
Inventories	100,652	84,793
Net current assets of discontinued operations	70,882	66,594
Prepaid expenses and other assets	14,055	21,019
Deferred tax assets	20,984	18,996

Total Current Assets	496,118	521,129

Property and Equipment	213,359	163,138
Accumulated Depreciation and Amortization	(75,145)	(66,687)

Property and equipment—net	138,214	96,451

Goodwill—net of accumulated amortization of $13,044 in 2001 and $11,821 in 2000	16,269	12,908
Net Non-Current Assets of Discontinued Operations	49,354	51,773
Other Assets	70,897	27,418

	$770,852	$709,679

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term borrowings	$21,699	$4,211
Current portion of long-term obligations	7,685	7,687
Accounts payable	27,887	23,013
Income taxes payable	695	5,415
Other current liabilities	74,875	57,939

Total Current Liabilities	132,841	98,265

Long-Term Obligations	67,327	68,647
Other Long-Term Liabilities	23,516	32,143
Minority Interest in Subsidiaries	51,857	48,855
Stockholders' Equity:
Common stock, par value $.01:
Authorized—50,000 shares
Outstanding 27,505 (2001) and 27,102 shares (2000)	273	270
Additional paid-in capital	236,502	227,973
Notes receivable from stock sales	(1,189)	(1,392)
Accumulated other comprehensive loss	(7,893)	(5,757)
Retained earnings	267,618	240,675

Total Stockholders' Equity	495,311	461,769

	$770,852	$709,679

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	March 31, 2001	April 1, 2000
Cash Flows from Continuing Operating Activities:
Income from continuing operations after accounting change	$21,246	$11,180
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Purchases of short-term trading investments	(123,480)	(115,032)
Proceeds from sales of short-term trading investments	113,843	96,850
Cumulative effect of accounting change	(166)
Changes in operating assets and liabilities	(13,488)	(15,848)
Depreciation and amortization	8,731	6,506
Intangibles amortization	1,552	1,405
Other adjustments	4,991	2,060

Net Cash Provided by (Used for) Continuing Operating Activities	13,229	(12,879)

Cash Flows from Investing Activities:
Purchases of property and equipment, net	(49,122)	(9,364)
Purchases of available-for-sale securities	(34,562)
Proceeds from sales of available-for-sale securities	487
Acquisition of businesses, net of cash acquired	(27,052)	(3,109)
Other—net	1,356	(5,422)

Net Cash Used for Investing Activities	(108,893)	(17,895)

Cash Flows from Financing Activities:
Long-term debt borrowings	25	2,926
Long-term debt repayments	(1,042)	(1,579)
Short-term borrowings	24,444	21,208
Short-term repayments	(7,721)	(11,388)
Cash overdrafts	(4,737)	2,653
Collection of notes receivable from stock sales	433	344
Sales of shares under employee stock plans	6,259	10,975

Net Cash Provided by Financing Activities	17,661	25,139

Net Cash Provided by (Used for) Discontinued Operations	3,828	(7,705)
Effect of Exchange Rate Changes On Cash and Equivalents	2,112	2,874

Net decrease in cash and equivalents	(72,063)	(10,466)
Cash and equivalents, beginning of period	156,521	37,478

Cash and Equivalents, End of Period	$84,458	$27,012

Noncash Investing and Financing Activities:
Issuance of notes related to sale of common stock	$230	$736

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), consistent with those reflected in our Annual Report to stockholders on Form 10-K for the year ended September 30, 2000. All adjustments necessary for a fair presentation have been made which comprise only of normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

  Certain prior period amounts have been reclassified to conform with the current period presentation. Such reclassification had no impact on net income or retained earnings for any period presented.

2.	On February 25, 2001, we entered into a definitive agreement to sell our Medical segment to ESC Medical Systems Ltd. and on April 30, 2001, we completed the sale of the Medical segment assets for cash of $100.0 million, notes receivable of $12.9 million and 5,432,099 shares of ESC common stock. We have estimated the total value of this consideration as $236.0 million. The agreement provides for an adjustment to the notes received if the actual net assets sold are more or less than a predetermined amount. In addition, the agreement provides a future earnout payment of up to $25.0 million based on the future sales of certain medical laser and light-based products. We expect to record a resulting after-tax gain of approximately $60.0 to $80.0 million in the third quarter of fiscal 2001.

  The disposal of the Medical segment represents the disposal of a business segment under Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions." Accordingly, results of these operations have been classified as discontinued and prior periods have been restated.

  Income from discontinued operations during the three months ended March 31, 2001 includes approximately $7.2 million, net of tax, for operating income during the phase-out period.

  Income from discontinued operations consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2001	April 1, 2000	March 31, 2001	April 1, 2000
	(In thousands)
Net Sales	$54,006	$50,842	$101,911	$97,922
Income from Operations	4,940	3,306	8,591	5,835
Income before Income Taxes	4,906	3,498	8,728	6,108
Provision for Income Taxes	1,522	1,366	3,031	2,212
Income from Discontinued Operations	$3,384	$2,132	$5,697	$3,896

  Net current assets and net non-current assets of discontinued operations consisted of the following (in thousands):

	March 31, 2001	September 30, 2000
Net current assets (liabilities):
Cash	$1,696	$1,967
Accounts receivable	42,823	38,876
Net inventories	45,244	41,823
Deferred income taxes	18,864	19,890
Other current assets	1,913	1,971
Accounts payable	(7,778)	(6,269)
Other current liabilities	(31,880)	(31,664)

	$70,882	$66,594

Net non-current assets (liabilities):
Property and equipment	$5,340	$6,139
Goodwill	24,736	25,885
Other intangibles	13,086	15,137
Other non-current assets	8,559	7,083
Deferred income and other liabilities	(2,367)	(2,471)

	$49,354	$51,773

  Net current assets of discontinued operations include $1.7 million and $2.0 million of cash at March 31, 2001 and April 1, 2000, respectively, that will not be sold to ESC Medical Systems Ltd.

3.
Effective October 1, 2000, we adopted Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) as amended. The statement requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

  We are exposed to foreign currency exchange rate risk inherent in forecasted sales and assets and liabilities denominated in currencies other than the US dollar. We are also exposed to market risk inherent in our securities investments. Our objectives of holding derivatives are to minimize the risks of currency and market fluctuation by using the most effective methods to eliminate or reduce the impact of these exposures.

  Principal currencies hedged include the Euro, Yen, and British Pound. Options and forwards used to hedge a portion of forecasted international revenue for up to 15 months in the future are designated as cash flow hedging instruments.

  For foreign currency forward contracts under SFAS 133, hedge effectiveness is measured by comparing the cumulative change in the hedged contract with the cumulative change in the hedged item, both of which are based on forward rates. For foreign currency option contracts under SFAS 133, only the intrinsic value of the option based on spot rates is used in assessing hedge effectiveness. The time value of the option is excluded in calculating effectiveness and reported in earnings immediately. This amount was not significant for the six months and quarter ended March 31, 2001.

  The net gain on derivative instruments of $358,000 as of March 31, 2001 included in other comprehensive income will be reclassified into earnings within the next twelve months for backlog hedges and amortized into earnings through December 2020 for a hedge related to a building purchase option which was exercised in December 2000.

  We entered into a loan to hedge the firm commitment to one Euro customer through June 2004. For this fair value hedge, effectiveness is measured by comparing the principal balance of the loan against the firm commitment balance. As of March 31, 2001, the loan balance of $515,000 did not exceed the firm commitment. The effect on earnings is recorded to other income (expense) and was not significant for the six months and quarter ended March 31, 2001.

  Options and forwards not designated as hedging instruments under SFAS 133 are also used to hedge the market risks relating to marketable equity securities classified as available-for-sale and the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. Changes in the fair value of these derivatives are recognized in other income (expense).

4.
In December 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101, as amended, summarizes certain of the SEC's views in applying GAAP to revenue recognition in financial statements. We are required to adopt SAB 101 in the fourth quarter of fiscal 2001. Although we believe our revenue recognition policies are in accordance with GAAP, we are currently studying SAB 101 and have not determined its impact, if any, on our financial statements.

5.
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

6.
The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2001	April 1, 2000	March 31, 2000	April 1, 2000
	(In thousands)
Net income	$14,712	$8,403	$26,943	$15,076
Cumulative effect of accounting change (See Note 3)			(275)
Translation adjustment	(4,881)	(742)	(1,340)	(1,968)
Net gain (loss) on derivative instruments	(453)		633
Changes in unrealized loss on investment	(1,073)		(1,154)

Total comprehensive income	$8,305	$7,661	$24,807	$13,108

  The following summarizes activity in accumulated comprehensive income related to derivatives, net of tax, held by the Company (in thousands):

Balance, September 30, 2000	$—
Cumulative effect of adopting SFAS 133	(275)
Changes in fair value of derivatives	1,163
Net gains reclassified from OCI	(77)

Balance, December 30, 2000	811
Changes in fair value of derivatives	(5)
Net gains reclassified from OCI	(448)

Balance, March 31, 2001	$358

  Accumulated other comprehensive loss (net of tax) at March 31, 2001 is comprised of accumulated translation adjustments of ($7,155,000), net gain on derivative instruments of $358,000 and unrealized loss on investments of ($1,096,000), respectively. Accumulated other comprehensive loss at September 30, 2000 is comprised of accumulated translation adjustments of ($5,815,000) and unrealized gain on investments of $58,000.

7.	Net income per basic share is computed based on the weighted average number of shares outstanding during the period. Net income per diluted share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options and stock purchase contracts, using the treasury stock method, and shares issuable under the Productivity Incentive Plan.

  The following table presents information necessary to calculate net income per basic and diluted share:

	Three Months Ended		Six Months Ended
	March 31, 2001	April 1, 2000	March 31, 2001	April 1, 2000
	(In thousands)
Weighted average shares outstanding—Basic	27,397	24,892	27,313	24,705
Common stock equivalents	1,312	2,277	1,301	1,702
Employee stock purchase plan equivalents	27	243	22	187

Weighted average shares and equivalents—Diluted	28,736	27,412	28,636	26,594

  A total of 1,231,000 and 5,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the three months ended March 31, 2001 and April 1, 2000, respectively. A total of 1,266,000 and 316,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the six months ended March 31, 2001 and April 1, 2000, respectively.

8.
Balance Sheet Details:

  Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows:

	March 31, 2001	September 30, 2000
	(In thousands)
Purchased parts and assemblies	$39,765	$27,483
Work-in-process	42,897	37,024
Finished goods	17,990	20,286

Net inventories	$100,652	$84,793

  Prepaid expenses and other assets consist of the following:

	March 31, 2001	September 30, 2000
	(In thousands)
Prepaid income taxes	$796	$10,777
Prepaid expenses and other	13,259	10,242

Prepaid expenses and other assets	$14,055	$21,019

    Other assets consist of the following:

	March 31, 2001	September 30, 2000
	(In thousands)
Available-for-sale securities	$23,171
Other assets	22,825	$22,136
Advance payment of acquisition purchase price (See note 11)	19,902
Intangible assets	3,857	4,104
Assets held for investment	1,142	1,178

Other assets	$70,897	$27,418

  Other current liabilities consist of the following:

	March 31, 2001	September 30, 2000
	(In thousands)
Accrued expenses and other	$27,556	$18,173
Accrued payroll and benefits	24,975	22,511
Reserve for warranty	11,157	9,590
Customer deposits	7,338	3,439
Deferred income	3,849	4,226

Other current liabilities	$74,875	$57,939

  Other long-term liabilities consist of the following:

	March 31, 2001	September 30, 2000
	(In thousands)
Deferred compensation	$18,498	$16,940
Deferred income and other	2,212	2,217
Environmental remediation costs	917	917
Deferred tax liabilities	1,889	12,069

Other long-term liabilities	$23,516	$32,143

9.
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

  Management believes that our probable, nondiscounted net liability at March 31, 2001 for remaining costs associated with the above environmental matters is $0.8 million which has been previously accrued. This amount consists of total estimated probable costs of $1.0 million ($0.1 million included in other current liabilities and $0.9 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $0.2 million included in other assets from other parties named to the order.

10.
We are organized around three separately managed business units: the Photonics Group, the Telecom-Actives Group and Lambda Physik. Consistent with the rules of SFAS No. 131, we have aggregated these three business units into two reportable segments. The Telecom-Actives Group was combined with the Photonics Group in the Electro-Optics segment as they have similar economic characteristics and are similar in the following: nature of products/services, nature of production process, type/class of customer, distribution methods and nature of regulatory environment. The Electro-Optics segment focuses on markets such as optical telecommunications, micromachining, material processing, scientific research, graphic arts and advanced packaging. The Lambda Physik segment focuses on lithography, with other target markets including lasers for the production of flat panel displays, inkjet printers and fiber bragg gratings, refractive surgery, scientific research, materials processing and micromachining applications.

  Our corporate expenses, except for administrative costs previously allocated to our discontinued Medical segment, depreciation of corporate assets, and general legal expenses, are allocated to the operating segments and are included in Corporate and other in the reconciliation of operating results. Furthermore, interest expense and interest income are included in Corporate and other in the reconciliation of operating results. Information on reportable segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2001	April 1, 2000	March 31, 2001	April 1, 2000
Net Sales:
Electro-Optics	$95,349	$70,895	$178,291	$134,429
Lambda Physik	34,439	20,776	63,310	41,653

Total Net Sales	$129,788	$91,671	$241,601	$176,082

Intersegment Net Sales:
Electro-Optics	$320	$1,806	$466	$3,814
Lambda Physik	47	283	340	590

Total Intersegment Sales	$367	$2,089	$806	$4,404

Pretax Income (Loss) from Continuing Operations Including Tax-effected Minority Interest:
Electro-Optics	$14,008	$9,145	$25,245	$15,004
Lambda Physik	5,118	1,222	8,027	4,249
Corporate and other	(1,242)	(980)	104	(2,517)

Total Pretax Income (Loss) from Continuing Operations Including Tax-effected Minority Interest	$17,884	$9,387	$33,376	$16,736

11.
In April 2001, we acquired DeMaria ElectroOptics Systems, Inc. (DEOS) for approximately $22.5 million in cash. DEOS, located in Bloomfield, Connecticut, designs and manufactures carbon dioxide lasers used in electronics packaging, material processing and research applications. The acquisition will be accounted for as a purchase.

  In April 2001, our Lambda Physik subsidiary acquired a 44% interest in the joint venture MicroLas Laser System GmbH (MicroLas) for approximately $24 million in cash, of which $19.9 million was advanced and recorded in other assets at March 31, 2001. Lambda Physik previously held 46% of MicroLas and will now be the majority owner with 90% ownership. MicroLas manufactures optical components such as lenses and beam guidance systems that are used in connection with Lambda Physik lasers in the production of the TFT flat-panel displays and inkjet printers. The acquisition will be accounted for as a purchase.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

    This discussion contains forward-looking statements that relate to future events or Coherent's future performance such as statements set forth below in this Item 2 under the heading "Our Strategy" and statements relating to future international sales and the potential effects of foreign currency fluctuation on our financial condition. Actual results, events and performance may differ materially as a result of various factors, including those described in the Form 10-Q under the heading "Risk Factors" and elsewhere in this document. We also refer you to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 under the heading "Risk Factors" in Part I. Item 1. Business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

COMPANY OVERVIEW

    During the quarter, we took the steps we considered necessary to strategically focus on those high growth markets, technologies and opportunities that are best complemented by our core competencies. On April 30, 2001, we completed the sale of our Medical segment to ESC Medical Systems Ltd. for a combination of cash, notes and ESC stock with an estimated value of $236.0 million plus a potential earnout of an additional $25 million. The sale will result in a one-time after-tax gain of approximately $60.0 million to $80.0 million to be reflected in our results for our third fiscal quarter ending June 30, 2001.

    As a result, the operations of our Medical segment are presented as net assets of discontinued operations on our balance sheets and as income from discontinued operations on our condensed Consolidated Statements of Income and Cash Flows.

    We are one of the world's leading suppliers of photonics-based solutions in a broad range of commercial, scientific and telecom markets. We design, manufacture and market lasers, laser-based systems, precision optics and related accessories for a diverse group of customers. Since inception in 1966, we have grown through a combination of internal expansion and strategic acquisitions of companies with related technologies and products.

    We have two reportable business segments: Electro-Optics and Lambda Physik, which work with customers to provide cost-effective photonics-based solutions. In addition to the semiconductor and related manufacturing and optical telecommunications markets, the Electro-Optics segment focuses on markets such as materials processing, micromachining, scientific research, graphic arts and advanced packaging. Lambda Physik focuses on lithography, as well as other target markets including lasers for the production of flat panel displays, ink jet printers, fiber bragg gratings, refractive surgery, scientific research, materials processing and micro-machining applications.

    As lasers become less expensive, smaller and more reliable, they are increasingly replacing conventional tools and enabling technological advances in a variety of applications and industries, including semiconductor inspection, measurement, test and repair, optical telecommunications, biotechnology, consumer electronics, industrial process control, materials processing, printing, and research and development. Examples include:

    Semiconductor and related manufacturing—Lasers are increasingly being used in multiple steps in the semiconductor manufacturing process, including DUV lithography, a process that is used to print a master image of a circuit layer onto a semiconductor wafer. Lasers are also used in the inspection, test and measurement of semiconductors during the manufacturing process.

    Optical telecommunications—Driven by the Internet and the surge of data-intensive applications, fiber optic networks constantly require greater bandwidth. Lasers and optical components enable this increased bandwidth by allowing multiple wavelengths to travel across the same fiber.

OUR STRATEGY

    We strive to develop innovative and proprietary products and solutions that meet the needs of our customers based on our core expertise in lasers and optical technologies. In pursuit of our strategy, we intend to:

  •
  Leverage our technology leadership to grow with rapidly expanding markets—We have targeted the semiconductor and related manufacturing and optical telecommunications markets.

  •
  Maintain our leadership position in existing markets—There are a number of markets where we have historically been at the forefront of technological development and product deployment and from which we have derived a substantial portion of our revenues. We plan to maintain our position as a market leader in these areas.

  •
  Maintain and develop additional strong collaborative customer and industry relationships—We believe that the Coherent brand name and reputation for product quality, technical performance and customer satisfaction will help us to further develop our loyal customer base. We plan to maintain our current, and develop new, relationships with customers that are industry leaders and work together with these customers to design and develop innovative product systems and solutions as they develop new technologies.

  •
  Expand semiconductor laser market opportunities—We are working to expand the range and technical capabilities of, and markets for, our semiconductor lasers. We continue to develop new lasers to supply a broad range of wavelengths and power capabilities. These new products enable us to open up markets for new applications based on their efficiency, increased reliability and smaller size compared with conventional lasers.

  •
  Develop and acquire new technologies—We will continue to enhance our existing technologies and develop new technologies through our internal research and development efforts as well as through the acquisition of additional complementary technologies, intellectual property, manufacturing processes and product offerings.

    We conduct a significant portion of our business internationally. International sales accounted for 59% of net sales for fiscal 2000 and were 57% and 56% of total sales for the current quarter and six months ended March 31, 2001, respectively. We anticipate that international sales will continue to account for a significant portion of our net sales in the foreseeable future. A portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales results from exports to foreign distributors and resellers. As a result, our international sales and operations are subject to the risks of conducting business internationally. We are also subject to the risks of fluctuating foreign exchange rates, which could materially adversely affect the sales price of our products in foreign markets as well as the costs and expenses of our international subsidiaries. While we use forward exchange contracts, currency swap contracts, currency options and other risk management techniques to hedge our currency exposure, we remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact our operations in the future or require us to modify current business practices.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

    Income from continuing operations before the cumulative effect of a change in accounting principle for the current quarter and six months ended March 31, 2001 was $11.35 million ($0.39 per diluted share) and $21.1 million ($0.73 per diluted share) compared to income from continuing operations of $6.3 million ($0.23 per diluted share) and $11.2 million ($0.42 per diluted share) in the corresponding prior year periods. The increase in income from continuing operations was primarily attributable to increases in sales volumes, lower selling, general and administrative expenses as a percentage of sales and higher interest income.

NET SALES

	Three Months Ended		Six Months Ended
	March 31, 2001	April 1, 2000	March 31, 2001	April 1, 2000
		(in thousands)
Net Sales
Consolidated
Domestic	$55,937	$35,596	$106,968	$71,696
International	73,851	56,075	134,633	104,386

Total	$129,788	$91,671	$241,601	$176,082

Electro-Optics:
Domestic	$44,011	$31,607	$84,893	$61,283
International	51,338	39,288	93,398	73,146

Total	$95,349	$70,895	$178,291	$134,429

Lambda Physik:
Domestic	$11,926	$3,989	$22,075	$10,413
International	22,513	16,787	41,235	31,240

Total	$34,439	$20,776	$63,310	$41,653

Consolidated

    Net sales for the current fiscal quarter and six months ended March 31, 2001 increased $38.1 million (42%) and $65.5 million (37%), respectively, from the same periods a year ago. Sales increases were strong in both the Electro-Optics and Lambda segments. During the current quarter, international sales increased $17.8 million (32%) but decreased to 57% of net sales, while domestic sales increased $20.3 million (57%). Year to date, international sales increased $30.2 million (29%) but decreased to 56% of net sales, while domestic sales increased $35.3 million (49%).

Electro-Optics

    Electro-Optics net sales increased $24.5 million (34%) and $43.9 million (33%) for the second quarter and six months ended March 31, 2001, respectively, compared to the corresponding prior year periods. Domestic sales increased $12.4 million (39%) while international sales increased $12.1 million (31%) during the current quarter. Year to date, domestic sales increased $23.6 million (39%) while international sales increased $20.3 million (28%). Net sales increased primarily due to higher sales volumes in commercial solid state products, such as sales of semiconductor lasers to the non-metal printed circuit board, or PCB, hole drilling, optical telecommunications and bio-instrumentation markets. Optical telecommunications sales increased $7.7 million (494%) and $12.8 million (470%) for the current quarter and six months ended March 31, 2001 compared to amounts in the corresponding prior year periods.

Lambda Physik

    Lambda Physik net sales increased $13.7 million (66%) and $21.7 million (52%) for the second quarter and six months ended March 31, 2001, respectively, compared to the corresponding prior year periods. Domestic sales increased $8.0 million (199%) while international sales increased $5.7 million (34%) during the current quarter. Year to date, domestic sales increased $11.7 million (112%) while international sales increased $10.0 million (32%). Sales increased primarily due to increased shipments of commercial products, especially lasers used in lithography and in the manufacture of flat panel display systems and production of ink jet systems.

GROSS PROFIT

Consolidated

    The consolidated gross profit rate decreased to 44.6% from 46.5% in the current quarter compared to the same quarter one year ago and decreased to 45.3% from 46.0% for the six months ended March 31, 2001, compared to the same period one year ago. The decrease was primarily due to lower margins on Lambda's lithography systems, the strengthening of the US dollar, increased sales of lower margin commercial solid-state products as well as higher inventory provisions in the Electro-Optics segment.

Electro-Optics

    The gross profit rate decreased to 46.5% from 48.0% in the current quarter compared to the same quarter one year ago, but increased slightly to 46.7% from 46.3% for the six months ended March 31, 2001, compared to the same period one year ago. The current quarter decrease was primarily due to the strengthening of the US dollar, increased sales of lower margin commercial solid-state products and higher inventory provisions.

Lambda Physik

    The gross profit rate decreased to 40.1% from 41.0% in the current quarter compared to the same quarter one year ago and decreased to 41.5% from 44.9% for the six months ended March 31, 2001, compared to the same period one year ago. The decrease was primarily due to lower margins on Lambda's lithography systems and the strengthening of the US dollar.

OPERATING EXPENSES

	Three Months Ended		Six Months Ended
	March 31, 2001	April 1, 2000	March 31, 2001	April 1, 2000
		(in thousands)
Research & development	$13,257	$10,088	$24,412	$18,475
Selling, general & administrative	27,540	22,634	53,192	42,867
Intangibles amortization	784	723	1,552	1,405

Total operating expenses	$41,581	$33,445	$79,156	$62,747

    Total operating expenses increased $8.1 million (24%) during the second quarter compared to the same period last year, but as a percentage of sales decreased to 32.0% from 36.5%. Year to date, total operating expenses increased $16.4 million (26%), but as a percentage of sales decreased to 32.8% from 35.6%.

    Research and development (R&D) expenses increased $3.2 million (31%) during the second quarter compared to the same period last year, but as a percentage of sales decreased to 10.2% from 11.0%. Year to date, R&D expenses increased $5.9 million (32%), but as a percentage of sales decreased to 10.1% from 10.5%. The absolute dollar increase was primarily due to increased spending in lithography, optical telecommunications and other projects and an increased number of employees.

    Selling, general and administrative (SG&A) expenses increased $4.9 million (22%) during the second quarter compared to the same period last year, but as a percentage of sales decreased to 21.2% from 24.7%. Year to date, SG&A expenses increased $10.3 million (24%), but as a percentage of sales decreased to 22.0% from 24.3%. The absolute dollar increase was primarily due to higher commissions as a result of higher sales, increased investments in information technology, higher costs for the Lambda segment to comply with legal and stock exchange requirements and higher payroll related expenses.

    Intangibles amortization increased $0.1 million in both the current quarter and year to date periods compared to the same periods last year. The increase was primarily due to the acquisitions of Lasertec in May 2000 and Crystal Associates in November 2000, partially offset by lower amortization of intangibles previously written off as impaired.

OTHER INCOME (EXPENSE)

    Other income, net increased $2.5 million to net other income of $3.1 million from net other income of $0.6 million during the current quarter and increased $6.8 million to net other income of $6.2 million from net other expense of $0.6 million for the six months ended March 31, 2001 compared to the corresponding prior year periods. The increases were primarily due to increased interest income, dividends and gains on increased investments as a result of both our public offering and our subsidiary Lambda Physik's initial public offering.

INCOME TAXES

    Our effective tax rate on income from continuing operations (before minority interest) for the current quarter was 33.6% compared to 32.1% for the same quarter last year. Our effective tax rate on income from continuing operations (before minority interest) for the six months ended March 31, 2001 was 33.8% compared to 31.4% for the same prior year period. The effective tax rate increased as a result of higher profit before income taxes and changes in the distribution of taxable income among jurisdictions with varying rates offset by higher foreign tax credits.

MINORITY INTEREST IN SUBSIDIARIES

    Minority interest in subsidiaries earnings increased $1.3 million and $2.0 million for the current quarter and six months ended March 31, 2001, respectively, compared to the corresponding prior year periods. The increase was primarily due to the increased profitability of our Lambda Physik subsidiary as well as the increase in the minority ownership percentage of this subsidiary in connection with its initial public offering.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    The year to date cumulative effect of accounting change of $0.2 million (net of income tax of $0.1 million) was recognized as a transition adjustment as of October 1, 2000 due to the implementation of SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities".

FINANCIAL CONDITION

Liquidity and Capital Resources

    At March 31, 2001 our primary sources of liquidity were cash, cash equivalents, short-term investments and available-for-sale securities of $203.0 million. Additional sources of liquidity were our multi-currency line of credit and bank credit facilities totaling $66.8 million as of March 31, 2001, of which $44.7 million was unused and available. In addition, we owned $25.3 million of marketable equity and debt securities classified as non-current as we do not intend to sell these securities within the next 12 months.

    During the first quarter of fiscal 1997, we signed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California, which we are subleasing to our former Medical segment, doing business as Lumenis. The lease expires in December 2001. We have an option to purchase the property for $24.0 million, or at the end of the lease arrange for the sale of the property to a third party while retaining an obligation to the owner for the difference between the sale price, if less than $20.8 million, and $20.8 million, subject to certain provisions of the lease. If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of approximately $20.8 million. We occupied the building in July 1998 and commenced lease payments at that time. The lease requires that we maintain specified financial covenants. At March 31, 2001, we were in compliance with these convenants.

    During the first quarter of fiscal 2001, we signed a lease for 40,000 square feet of office, research and development and manufacturing space for our Telecom-Actives Group in San Jose, California. The lease commenced February 1, 2001 and expires in February 2007 and has annual lease payments of approximately $1.8 million.

    We have committed approximately $39 million to build an additional building at our Electro-Optics facility in Auburn, California to enable us to expand our manufacturing capacity for optical telecommunications products and to provide coating equipment at this facility. We have committed to spend approximately $18.2 million for improvements to buildings purchased in Lincoln, California, near our existing Auburn Electro-Optics facilities. We have committed approximately $10 million at our Electro-Optics facility in Tampere, Finland to set-up a separate facility for the growth and development of telecommunications products.

Changes in Financial Condition

    Cash and cash equivalents (excluding cash held by our discontinued operations), at March 31, 2001, decreased $72.1 million (46%) from September 30, 2000. Operations and changes in exchange rates provided $15.3 million, including $9.6 million, net, used to purchase short-term investments. Investing activities used $108.9 million, including $49.1 million used to acquire property and equipment, net, $27.1 million used to acquire businesses and $34.1 million, net, to purchase available-for-sale securities. Financing activities provided $17.7 million with $6.3 million from the sale of shares under employee stock plans and net debt borrowings of $11.4 million. Net cash provided by discontinued operations was $3.8 million.

    Short-term borrowings increased $17.5 million, or 415%, from September 30, 2000 to March 31, 2001 primarily due to increased outside borrowings by Lambda Physik for payment of amounts due to Coherent, Inc.

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

  •
  fluctuations in demand for, and sales of, our products or prolonged downturns in the industries that we serve;

  •
  ability of our suppliers to produce and deliver components and parts, including sole or limited source components, in a timely manner, in the quantity and quality desired and at the prices we have budgeted;

  •
  timing or cancellation of customer orders and shipment scheduling;

  •
  fluctuations in our product mix;

  •
  foreign currency fluctuations;

  •
  introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

  •
  our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

  •
  rate of market acceptance of our new products;

  •
  delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

  •
  our ability to control expenses;

  •
  timing of regulatory approvals and changes in domestic and regulatory environments;

  •
  level of capital spending of our customers;

  •
  economic conditions, especially in the Asia-Pacific market;

  •
  potential obsolescence of our inventory; and

  •
  costs related to acquisitions of technology or businesses.

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

We depend on sole source or limited source suppliers for some of the key components and materials, including exotic materials and crystals, in our products, which make us susceptible to supply shortages or price fluctuations that could adversely affect our business.

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

    We have only recently begun to develop products for the optical telecommunications market. Sales to that market accounted for only $15.6 million, or 6%, of net sales during the first six months of fiscal 2001 and accounted for $11.3 million, or 3%, of net sales during fiscal 2000. Our lack of prior experience in this market could put us at a competitive disadvantage. In addition, we have not yet developed qualified packaging for our active components. Even as we develop this packaging, we still may not meet the stringent Telcordia specifications. Telcordia specifications are worldwide industry telecommunications standards established by an industry consortium. Most potential telecommunications customers demand that we meet these specifications. We do not anticipate that we will have a Telcordia-qualified product before early fiscal 2002. Our failure to develop qualified packaging or to meet the Telcordia specifications would seriously harm our future sales of our active optical telecommunications products.

We face risks associated with our international sales that could harm our financial condition and results of operations.

    For the fiscal years ended October 2, 1999 and September 30, 2000 and the six months ended March 31, 2001, 59%, 59% and 56%, respectively, of our net sales were derived from international sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. A portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales result from exports to foreign distributors and resellers. Our international operations and sales are subject to a number of risks, including:

  •
  longer accounts receivable collection periods;

  •
  the impact of recessions in economies outside the United States;

  •
  unexpected changes in regulatory requirements;

  •
  certification requirements;

  •
  reduced protection for intellectual property rights in some countries;

  •
  potentially adverse tax consequences;

  •
  political and economic instability; and

  •
  preference for locally produced products.

    We are also subject to the risks of fluctuating foreign exchange rates, which could materially adversely affect the sales price of our products in foreign markets as well as the costs and expenses of our international sales subsidiaries. While we use forward exchange contracts, currency swap contracts, currency options and other risk management techniques to hedge our foreign currency exposure, we remain exposed to the economic risks of foreign currency fluctuations. For additional discussion about our foreign currency risks, see "Item 3—Quantitative and Qualitative Disclosures About Market Risk."

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

  •
  stop manufacturing, selling or using our products that use the infringed intellectual property;

  •
  obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

  •
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

    While we currently do not intend to hire a significant number of additional employees during the next 12 months, our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, especially in the Silicon Valley, where one of our major operating facilities is located. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. This is particularly challenging for a mature public company such as Coherent, as many employees are seeking jobs with pre-public and newly public companies. Our failure to attract additional employees and retain our existing employees could adversely affect our growth and our business.

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

    Competition in the various laser markets in which we provide products is very intense. In the semiconductor and related manufacturing, materials processing, scientific research and printing markets, we compete against a number of companies, including SDL, Inc., Spectra-Physics Lasers, Inc., Cymer, Inc. and Gigaphoton. In the optical telecommunications market, we compete, or expect to compete, against JDS Uniphase Corporation, GSI Lumonics, Inc. and Spectra-Physics Lasers, Inc., among others. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Several of our competitors that have large market capitalizations or cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

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

    Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. In addition, some of our products are combined with products from other vendors, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

  •
  loss of customers;

  •
  increased costs of product returns and warranty expenses;

  •
  damage to our brand reputation;

  •
  failure to attract new customers or achieve market acceptance;

  •
  diversion of development and engineering resources; and

  •
  legal actions by our customers.

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

    We have in the past made strategic acquisitions of other corporations, and we continue to evaluate potential strategic acquisitions of complementary companies, products or technologies. In the event of any future acquisitions, we could:

  •
  issue stock that would dilute our current stockholders' percentage ownership;

  •
  pay cash;

  •
  incur debt;

  •
  assume liabilities; or

  •
  incur expenses related to in-process research and development, amortization of goodwill and other intangible assets.

    These purchases also involve numerous risks, including:

  •
  problems combining the acquired operations, technologies or products;

  •
  unanticipated costs or liabilities;

  •
  diversion of management's attention from our core businesses;

  •
  adverse effects on existing business relationships with suppliers and customers; and

  •
  potential loss of key employees, particularly those of the purchased organizations.

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

  •
  maintaining and enhancing our relationships with our customers;

  •
  the education of potential end-user customers about the benefits of lasers, laser systems and precision optics; and

  •
  our ability to accurately predict and develop our products to meet industry standards.

    We incurred expenditures for research and development of $24.4 million, or 10%, of net sales, during the first two quarters of fiscal 2001. For our fiscal years ended September 30, 2000, October 2, 1999 and September 26, 1998, our research and development costs were $40.7 million, or 11%, of net sales, $30.6 million, or 10%, of net sales, and $28.6 million or 10%, of net sales, respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

    A portion of our investment portfolio is composed of income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2001, the fair value of the portfolio would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

    As of March 31, 2001, the fair value of the trading and available-for-sale debt securities were $158.8 million and $18.5 million, respectively.

    At March 31, 2001, we had fixed rate long-term debt of approximately $70.8 million, and a hypothetical 10 percent decrease in interest rates would not have a material impact on the fair market value of this debt. We do not hedge any interest rate exposures.

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

    Excluding Lambda Physik, we had $28.5 million of short-term forward exchange contracts, denominated in major foreign currencies, which approximated the fair value of such contracts and their underlying transactions at March 31, 2001. Net gains related to these instruments at March 31, 2001 were $1.0 million.

    The following table provides information about our foreign exchange forward contracts at March 31, 2001. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the fair value approximates the weighted average contractual foreign currency exchange rate value of the contracts at March 31, 2001.

    Forward contracts to sell foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Amount	Fair Value
Euro	0.9071	$17,545	$17,134
British Pound Sterling	1.4678	6,825	6,688
Japanese Yen	105.4095	4,298	3,613
Swedish Krone	9.4375	932	851
Norwegian Kroner	8.7195	229	219

    Lambda Physik had 38.6 million German Marks of short-term forward exchange contracts which approximated the fair value and underlying transactions at March 31, 2001. Net loss related to these instruments at March 31, 2001 were not material. The following table provides information about Lambda Physik's foreign exchange forward contracts as of March 31, 2001. The table presents the value of the contracts in German Marks at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the fair value approximates the weighted average contractual foreign currency exchange rate value of the contracts at March 31, 2001.

    Forward contracts to sell foreign currencies for German Marks (in thousands, except contract rates):

	Average Contract Rate	DEM Notional Amount	DEM Fair Value
Japanese Yen	0.0208	8,319	7,044
US Dollars	2.1531	30,801	31,588

EQUITY PRICE RISK

    We have investments in publicly-traded equity securities. As we account for these securities as available-for-sale, unrealized gains and losses resulting from changes in the fair value of these securities are reflected in stockholders' equity, and not reflected in earnings until the securities are sold. As of March 31, 2001, the fair market value of these securities was $13.9 million and unrealized loss on these securities was $1.1 million (net of $0.6 million tax). A 10% decline in the market price of these investments would cause the fair value of the investments to decrease by an immaterial amount. We utilize collars to manage our exposure associated with available-for-sale securitites.

COHERENT, INC.
PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

    N/A

ITEM 2.  Changes in Securities and Use of Proceeds

    N/A

ITEM 3.  Defaults Upon Senior Securities

    N/A

ITEM 4.  Submission of Matters to a Vote of Security Holders

    On March 23, 2001, the Annual Meeting of Shareholders of Coherent, Inc. was held in Santa Clara, California.

    The following individuals were elected to the Board of Directors of Coherent, Inc.:

Bernard J. Couillaud	Henry E. Gauthier
Charles W. Cantoni	Frank P. Carrubba
John H. Hart	Jerry E. Robertson

    Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

		Affirmative Votes	Negative Votes
1.	Proposal to approve an amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, $0.01 per value, by 450,000,000 shares, from 50,000,000 shares to 500,000,000 shares.	13,805,135	12,712,148
2.	To approve an amendment to the Company's 1995 Plan to increase the number of shares of common stock reserved for issuance thereunder by 5,000,000 shares from 5,500,000 shares to 10,500,000 shares.	9,096,757	13,082,755
3.	To ratify the appointment of Deloitte and Touche LLP as independent public accountants to the Company for the fiscal year ending September 29, 2001.	25,720,286	419,113

ITEM 5.  Other Information

    N/A

ITEM 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits
  10.1
  Asset Purchase Agreement by and among ESC Medical Systems Ltd., Energy Systems Holdings Inc., and Coherent, Inc., dated as of February 25, 2001, incorporated by reference from the Annual Report on Form 8-K filed by the Company on March 5, 2001.

  10.2
  First Amendment to Asset Purchase Agreement by and among ESC Medical Systems, Ltd., Energy Systems Holdings Inc., and Coherent, Inc., dated as of April 30, 2001,

      incorporated by reference from the Schedule 13D/A filed by the Company on May 10, 2001.

    10.3
    Registration Rights Agreement by and between ESC Medical Systems Ltd. and Coherent, Inc., dated as of April 30, 2001.

  (b)
  Reports on Form 8-K

  (1)
  The Company filed a report on Form 8-K on March 5, 2001 relating to its sale of the Medical segment to ESC Medical Systems Ltd.

  (2)
  The Company filed a report on Form 8-K on March 13, 2001 relating to a change in the certifying accountant of its majority-owned Lambda Physik subsidiary.

COHERENT, INC.
SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERENT, INC. (Registrant)
Date: May 14, 2001	By: /s/ ROBERT J. QUILLINAN Robert J. Quillinan Executive Vice President and Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K