Form 10-Q
period 2001-06-30
COHERENT INC
filed 2001-08-13
CIK 21510

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-5255

COHERENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1622541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5100 Patrick Henry Drive, Santa Clara, California 95054
(Address of principal executive offices) (Zip Code)

(408) 764-4000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of registrant's common stock, par value $.01 per share, at July 31, 2001 was 28,294,900 shares.

COHERENT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Net Sales	$121,369	$99,676	$362,970	$275,758
Cost of Sales	65,813	53,771	198,050	148,780

Gross Profit	55,556	45,905	164,920	126,978

Operating Expenses:
Research and development	14,707	11,410	39,119	29,885
In-process research and development	2,471		2,471
Selling, general and administrative	27,141	23,677	80,333	66,544
Intangibles amortization	1,621	706	3,173	2,111

Total Operating Expenses	45,940	35,793	125,096	98,540

Income from Operations	9,616	10,112	39,824	28,438
Other Income (Expense):
Interest and dividend income	3,115	1,056	10,675	3,619
Interest expense	(1,037)	(1,614)	(3,626)	(4,731)
Foreign exchange gain (loss)	(975)	154	(1,289)	(201)
Other—net	52	552	1,580	841

Total Other Income (Expense), Net	1,155	148	7,340	(472)

Income from Continuing Operations Before Income Taxes and Minority Interest	10,771	10,260	47,164	27,966
Provision for Income Taxes	3,791	3,096	16,087	8,652

Income from Continuing Operations Before Minority Interest	6,980	7,164	31,077	19,314
Minority Interest in Subsidiaries Earnings	(322)	(163)	(3,339)	(1,133)

Income from Continuing Operations	6,658	7,001	27,738	18,181
Discontinued Operations, Net of Income Taxes (Note 2):
Gain on Disposition of Medical Segment	67,514		74,690
Income (Loss) from Discontinued Operations of Medical Segment		2,896	(1,479)	6,792

Income Before Accounting Change	74,172	9,987	100,949	24,973
Cumulative Effect of Accounting Change (Net of income taxes of $94)			166

Net Income	$74,172	$9,897	$101,115	$24,973

Net Income Per Basic Share:
Income from continuing operations	$0.24	$0.28	$1.01	$0.78
Income from discontinued operations, net of income taxes	2.42	0.11	2.66	0.28
Cumulative effect of accounting change			0.01

Net Income	$2.66	$0.39	$3.68	$1.06

Net Income Per Diluted Share:
Income from continuing operations	$0.23	$0.25	$0.97	$0.73
Income from discontinued operations, net of income taxes	2.34	0.11	2.54	0.25
Cumulative effect of accounting change			0.01

Net Income	$2.57	$0.36	$3.52	$0.98

Shares Used in Computation:
Basic	27,870	25,314	27,499	24,908
Diluted	28,908	27,500	28,727	26,896

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	June 30, 2001	September 30, 2000
Assets
Current Assets:
Cash and equivalents	$80,086	$156,521
Short-term investments	310,738	99,681
Accounts receivable—net of allowances of $3,529 in 2001 and $3,553 in 2000	94,005	73,525
Inventories	110,953	84,793
Net current assets of discontinued operations		66,594
Prepaid expenses and other assets	16,754	21,019
Deferred tax assets	20,637	18,996

Total Current Assets	633,173	521,129

Property and Equipment	227,547	163,138
Accumulated Depreciation and Amortization	(76,772)	(66,687)

Property and equipment—net	150,775	96,451

Goodwill—net of accumulated amortization of $13,655 in 2001 and $11,821 in 2000	32,447	12,908
Net Non-Current Assets of Discontinued Operations		51,773
Other Assets	81,376	27,418

	$897,771	$709,679

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term borrowings	$21,841	$4,211
Current portion of long-term obligations	9,726	7,687
Accounts payable	24,720	23,013
Income taxes payable	8,696	5,415
Other current liabilities	66,801	57,939

Total Current Liabilities	131,784	98,265

Long-Term Obligations	58,586	68,647
Other Long-Term Liabilities	36,886	32,143
Minority Interest in Subsidiaries	52,495	48,855
Stockholders' Equity:
Common stock, par value $.01:
Authorized—50,000 shares Outstanding 28,292 (2001) and 27,102 shares (2000)	281	270
Additional paid-in capital	267,620	227,973
Notes receivable from stock sales	(1,189)	(1,392)
Accumulated other comprehensive income (loss)	9,518	(5,757)
Retained earnings	341,790	240,675

Total Stockholders' Equity	618,020	461,769

	$897,771	$709,679

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	June 30, 2001	July 1, 2000
Cash Flows from Continuing Operating Activities:
Income from continuing operations after accounting change	$27,904	$18,181
Adjustments to reconcile income from continuing operations to net cash provided by (used for) continuing operating activities:
Purchased in-process research and development	2,471
Purchases of short-term trading investments	(308,976)	(157,797)
Proceeds from sales of short-term trading investments	263,414	143,776
Cumulative effect of accounting change	(166)
Changes in operating assets and liabilities	(57,115)	(12,000)
Depreciation and amortization	16,274	10,756
Intangibles amortization	3,173	2,111
Other adjustments	5,238	3,115

Net Cash Provided by (Used for) Continuing Operating Activities	(47,783)	8,142

Cash Flows from Investing Activities:
Purchases of property and equipment, net	(67,833)	(18,738)
Purchases of available-for-sale securities	(42,789)
Proceeds from sales of available-for-sale securities	19,931
Proceeds from sale of Medical segment, net	89,716
Acquisition of businesses, net of cash acquired	(52,803)	(4,422)
Other—net	(4,687)	(4,924)

Net Cash Used for Investing Activities	(58,465)	(28,084)

Cash Flows from Financing Activities:
Long-term debt borrowings	134	2,960
Long-term debt repayments	(1,180)	(8,424)
Short-term borrowings	27,533	25,182
Short-term repayments	(16,609)	(25,241)
Cash overdrafts	(1,503)	2,935
Collection of notes receivable from stock sales	433	344
Sales of shares under employee stock plans	19,715	15,651

Net Cash Provided by Financing Activities	28,523	13,407

Net Cash Used for Discontinued Operations	(1,278)	(4,202)
Effect of Exchange Rate Changes On Cash and Equivalents	2,568	2,842

Net decrease in cash and equivalents	(76,435)	(7,895)
Cash and equivalents, beginning of period	156,521	37,478

Cash and Equivalents, End of Period	$80,086	$29,583

Noncash Investing and Financing Activities:
Issuance of notes related to sale of common stock	$230	$1,179
Activity resulting from sale of Medical segment:
Shares of Lumenis common stock received	$124,390
Note receivable from Lumenis	$11,160
Stock-based compensation charge	$12,576
Deferred income tax expense	$24,445

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

  Certain prior period amounts have been reclassified to conform with the current period presentation. Such reclassification had no impact on net income or stockholders' equity for any period presented.

2.
On February 25, 2001, we entered into a definitive agreement to sell our Medical segment to Lumenis, Inc. (formerly ESC Medical Systems Ltd.) and on April 30, 2001, we completed the sale of the Medical segment assets for cash of $100.0 million, notes receivable of $12.9 million and 5,432,099 shares of Lumenis common stock. We have estimated the total value of this consideration as $236.0 million. The agreement provides additional cash consideration up to $6.0 million if the actual net tangible assets sold are more than a predetermined amount and a note receivable reduction if the actual net tangible assets sold are less than a predetermined amount. In addition, the agreement provides a future earnout payment of up to $25.0 million based on the future sales of certain Medical laser and light-based products through December 31, 2004.

  The face value of the note received is $12.9 million, bearing interest of 5% payable semi-annually over its 18 month term. At April 30, 2001, we recorded the note at its fair value of $11.6 million and are amortizing the discount to interest income over the term of the note. The Lumenis common stock received is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement. At April 30, 2001, we estimated the value of the Lumenis stock at $124.4 million.

  During the current quarter, we recognized a gain of $71.8 million (net of taxes of $44.7 million) on our sale of the Medical segment. The calculation of the gain is summarized as follows (in thousands):

Cash proceeds	$99,999
Estimated fair value of noncash assets received:
Lumenis common stock	124,390
Note receivable from Lumenis	11,610

Total proceeds	235,999
Transaction fees and expenses (including $12,576 of stock compensation charge due to acceleration of option vesting)	24,343
Net assets sold	95,080

Gain on sale before income taxes	116,576
Income taxes (including deferred tax expense of $24,445)	44,729

Gain, net of income taxes	$71,847

  The disposal of the Medical segment represents the disposal of a business segment under Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations—Reporting the

  Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Accordingly, results of the operations of the Medical segment have been classified as discontinued and prior periods have been reclassified on this basis.

  Income from discontinued operations consisted of the following (in thousands):

	Three Months Ended			Nine Months Ended
	June 30, 2001		July 1, 2000	June 30, 2001	July 1, 2000
Net Sales		$7,308	$56,054	$109,219	$153,975

Income (Loss) from Operations Prior to Phase-out Period	$		$4,675	$(1,672)	$10,783
Provision (Benefit) for Income Taxes			1,779	(193)	3,991

Income (Loss) from Operations, net			2,896	(1,479)	6,792

Gain on Disposal		116,576		116,576
Provision for Income Taxes on Gain		44,729		44,729
Operating Income (Loss) During Phase-out Period		(6,512)		3,888
Provision (Benefit) for Income Taxes on Operating Income (Loss) in Phase-out Period		(2,179)		1,045

Gain on Disposal, net		67,514		74,690
Income from Discontinued Operations, net		$67,514	$2,896	$73,211	$6,792

  Net current assets and net non-current assets of discontinued operations consisted of the following as of September 30, 2000 (in thousands):

Net current assets (liabilities):
Cash	$1,967
Accounts receivable	38,876
Net inventories	41,823
Deferred income taxes	19,890
Other current assets	1,971
Accounts payable	(6,269)
Other current liabilities	(31,664)

$66,594

Net non-current assets (liabilities):
Property and equipment	$6,139
Goodwill	25,885
Other intangibles	15,137
Other non-current assets	7,083
Deferred income and other liabilities	(2,471)

$51,773

  Net current assets of discontinued operations includes $2.0 million of cash at September 30, 2000, that was not sold to Lumenis, Inc.

3.
All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents and are classified as trading. Marketable short-term investments in debt securities are generally classified and accounted for as trading securities, with the exception of Lambda Physik's investments in debt securities which are generally classified and accounted for as available-for-sale. Marketable short-term investments in equity securities are generally classified and accounted for as available-for-sale. Management determines the appropriate classification of debt and equity securities at the time of purchase. Investments in debt and equity securities classified as trading are reported at fair value, with unrealized gains and losses included in earnings. Securities classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in stockholders' equity until realized. Interest and amortization of premiums and discounts for debt securities are included in interest income. Gains and losses on securities sold are determined based on the specific identification method and are included in other income.

  As of June 30, 2001 and September 30, 2000, we held $52.0 million and $65.1 million of debt securities, respectively, that were included in cash and cash equivalents on our consolidated balance sheet. As of June 30, 2001 we held $145.2 million and $8.8 million of debt securities classified as trading and available-for-sale, respectively, that were included in short-term investments on our consolidated balance sheet. As of September 30, 2000 we held $98.7 million of debt securities classified as trading that were included in short-term investments on our consolidated balance sheet. Debt securities consisted primarily of U.S. and foreign corporate debt securities, overnight deposits and U.S. government and municipal agency securities. Unrealized holding gains and losses of available-for-sale debt securities were not significant and accordingly the amortized cost of these securities approximated fair market value at June 30, 2001. Contract maturities of these securities were within one year as of June 30, 2001. Realized gains and losses for available-for-sale debt securities were not significant for the nine months ended June 30, 2001.

  As of June 30, 2001 and September 30, 2000, we had marketable equity securities with an aggregate carrying value of $167.5 million and $0.2 million, respectively, $156.7 million and $0 million of which were classified as short-term investments on our consolidated balance sheet, respectively. The remaining balance of $10.8 million was included in other long-term assets. As of June 30, 2001, an unrealized gain of $20.5 million, net of the related tax effect of $10.5 million, related to these equity securities was included in accumulated comprehensive income. The $167.5 million includes the $156.7 million fair value of our investment (5,432,099 shares) in Lumenis common stock. The Lumenis common stock received is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement. As the sale of Lumenis common stock is restricted, we may be prohibited from selling more than approximately 331,000 shares within one year from June 30, 2001. During the nine months ended June 30, 2001, we sold equity securities for approximately $4.8 million in the open market, realizing a pre-tax loss of approximately $1.4 million.

4.
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

  The transition adjustment to implement this new standard on October 1, 2000, which is presented as a cumulative effect of change in accounting principle, increased earnings by $166,000 (net of income taxes of $94,000) and decreased OCI by $275,000 (net of income taxes of $150,000). The net derivative losses included in OCI as of October 1, 2000 were comprised of hedges on backlog which will be reclassified into earnings during the twelve months ended September 29, 2001 and a hedge related to a building purchase option which will be amortized into earnings through December 2020.

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

  Principal currencies hedged include the Euro, Yen and British Pound. Options and forwards used to hedge a portion of forecasted international revenue for up to 15 months in the future are designated as cash flow hedging instruments.

  For foreign currency forward contracts under SFAS 133, hedge effectiveness is measured by comparing the cumulative change in the hedged contract with the cumulative change in the hedged item, both of which are based on forward rates. For foreign currency option contracts under

  SFAS 133, only the intrinsic value of the option based on spot rates is used in assessing hedge effectiveness. The time value of the option is excluded in calculating effectiveness and reported in earnings immediately. This amount was not significant for the nine months and quarter ended June 30, 2001

  The net gain on derivative instruments of $172,000 as of June 30, 2001 included in other comprehensive income will be reclassified into earnings within the next twelve months for backlog hedges and amortized into earnings through December 2020 for a hedge related to a building purchase option which was exercised in December 2000.

  We entered into a loan to hedge the firm commitment to one Euro customer through June 2004. For this fair value hedge, effectiveness is measured by comparing the principal balance of the loan against the firm commitment balance. As of June 30, 2001, the loan balance of $486,000 did not exceed the firm commitment. The effect on earnings is recorded to other income (expense) and was not significant for the nine months and quarter ended June 30, 2001.

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

5.
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We are required to adopt SFAS No. 142 no later than for our fiscal year beginning September 29, 2002. Upon adoption of SFAS 142, we will stop the amortization of goodwill with a net carrying value of $32.5 million at June 30, 2001 and annual amortization of $5.3 million, including amortization resulting from the acquisitions of Crystal in November 2000 and DEOS and MicroLas in April 2001, that resulted from business combinations initiated prior to the adoption of SFAS 141, "Business Combinations". The Company will evaluate goodwill under the SFAS 142 transitional impairment test and has not yet determined whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principal.

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. We do not expect the adoption of SFAS 141 to have an impact on our financial position, results of operations or cash flows.

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

6.
During the nine months ended June 30, 2001, we made the acquisitions described in the following paragraphs, each of which has been accounted for as a purchase. The consolidated financial statements include the operating results of each business from the date of acquisition. Proforma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis. The amounts allocated to purchased in-process research and development were determined through established valuation techniques in the high technology industry and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. Research and development costs to complete development of the in-process research and development from these acquired companies to technological feasibility are not expected to have a material impact on our future results of operations or cash flows. Amounts allocated to goodwill and other intangibles arising from such acquisitions are amortized on a straight-line basis over periods ranging from three to fifteen years.

  In November 2000, we acquired Crystal Associates, Inc. of East Hanover, New Jersey for approximately $7.1 million in cash. Crystal Associates manufactures exotic crystals, which are utilized in a wide variety of photonics applications. The acquisition was accounted for as a purchase, and, accordingly, the $5.9 million excess of the purchase price over the fair value of net assets acquired was recorded as goodwill and other intangibles, which are primarily amortized over 10 years.

  In April 2001, we acquired DeMaria Electro-Optics Systems, Inc. (DEOS) for approximately $22.5 million in cash. DEOS, located in Bloomfield, Connecticut, designs and manufactures carbon dioxide lasers used in electronics packaging, materials processing and research applications. The acquisition was accounted for as a purchase, and, accordingly, the acquired assets and liabilities were recorded at their fair market values at the date of acquisition. The aggregate purchase price of $22.5 million has been allocated to the net assets and in-process research and development acquired as follows (in thousands):

Tangible assets	$5,069
In-process research and development	2,400
Intangible assets:
Goodwill	3,050
Existing technology	12,300
Work force	590
Customer list	580
Liabilities assumed	(1,489)

Total	$22,500

  The goodwill is being amortized over its estimated useful life of 15 years. The existing technology, work force and customer list are being amortized over their estimated useful lives of 15, 3 and 3 years, respectively.

  Upon consummation of the DEOS acquisition, we immediately charged $2.4 million to expense, representing purchased in-process research and development related to development projects that had not yet reached technological feasibility and had no alternative future use. The value assigned to purchased in-process research and development was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technologies into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technologies. The in-process technologies are expected to be commercially viable by January 2002. Expenditures to complete the in-process technologies are expected to total approximately $300,000. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

  In April 2001, our Lambda Physik subsidiary acquired a 44% interest in the joint venture MicroLas Laser System GmbH (MicroLas) for approximately $24.4 million in cash. Lambda Physik previously held 46% of MicroLas, which was accounted for under the equity method and is now included in the consolidated financial statements of the Company as the majority owner with 90% ownership. MicroLas manufactures optical components such as lenses and beam guidance systems that are used in connection with Lambda Physik lasers in production of the TFT flat-panel displays and inkjet printers. The acquisition was accounted for as a purchase, and, accordingly, Lambda Physik recorded the acquired assets and liabilities at their fair market values at the date of acquisition.

  The aggregate purchase price of $24.4 million has been allocated to the assets and in-process research and development acquired. The total price was allocated among the assets acquired (including acquired in-process research and development) as follows (in thousands):

Purchase price allocation:
Tangible assets	$2,465
In-process research and development	71
Intangible assets:
Goodwill	18,838
Acquired order backlog	862
Existing technology-patented	5,573
Existing technology-unpatented	874
Liabilities assumed	(1,232)
Deferred tax liabilities	(3,015)

Total	$24,436

  The goodwill is being amortized over its estimated useful life of 10 years. The patented existing technology and unpatented existing technology are being amortized over their estimated useful lives of 10 and 5 years, respectively. The acquired order backlog is being amortized as the orders are recognized as revenue.

7.
The components of comprehensive income, net of income taxes, are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
	(In thousands)
Net income	$74,172	$9,897	$101,115	$24,973
Cumulative effect of accounting change (See Note 4)			(275)
Translation adjustment	(3,956)	(800)	(5,296)	(2,769)
Net gain (loss) on derivative instruments	(186)		447
Changes in unrealized gain on available-for-sale securities	21,553	45	20,399	45

Total comprehensive income	$91,583	$9,142	$116,390	$22,249

  The following summarizes activity in accumulated other comprehensive income (OCI) related to derivatives, net of income taxes, held by us (in thousands):

Balance, September 30, 2000	$—
Cumulative effect of adopting SFAS 133	(275)
Changes in fair value of derivatives	1,163
Net gains reclassified from OCI	(77)

Balance, December 30, 2000	811
Changes in fair value of derivatives	(5)
Net gains reclassified from OCI	(448)

Balance, March 31, 2001	358
Changes in fair value of derivatives	(184)
Net gains reclassified from OCI	(2)

Balance June 30, 2001	$172

  Accumulated other comprehensive income (net of tax) at June 30, 2001 is comprised of accumulated translation adjustments of ($11.1 million), net gain on derivative instruments of $172,000 and unrealized gain on investments of $20.5 million respectively. Accumulated other comprehensive loss at September 30, 2000 is comprised of accumulated translation adjustments of ($5.8 million) and unrealized gain on investments of $58,000.

8.
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

  The following table presents information necessary to calculate net income per basic and diluted share:

	Three Months Ended		Nine months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
	(In thousands)
Weighted average shares outstanding—Basic	27,870	25,314	27,499	24,908
Common stock equivalents	1,020	2,007	1,208	1,804
Employee stock purchase plan equivalents	18	179	20	184

Weighted average shares and equivalents—Diluted	28,908	27,500	28,727	26,896

  A total of 1,238,000 and 53,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the three months ended June 30, 2001 and July 1, 2000, respectively. A total of 1,248,000 and 556,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the nine months ended June 30, 2001 and July 1, 2000, respectively.

9.
Balance Sheet Details:

  Inventories are as follows:

	June 30, 2001	September 30, 2000
	(In thousands)
Purchased parts and assemblies	$42,014	$27,483
Work-in-process	47,790	37,024
Finished goods	21,149	20,286

Net inventories	$110,953	$84,793

  Prepaid expenses and other assets consist of the following:

	June 30, 2001	September 30, 2000
	(In thousands)
Prepaid income taxes	$509	$10,777
Prepaid expenses and other	16,245	10,242

Prepaid expenses and other assets	$16,754	$21,019

  Other assets consist of the following:

	June 30, 2001	September 30, 2000
	(In thousands)
Intangible assets	$28,269	$4,104
Deferred compensation	20,719	16,940
Available-for-sale securities	10,790	171
Assets held for investment	1,123	1,178
Other assets	20,475	5,025

Other assets	$81,376	$27,418

  Other current liabilities consist of the following:

	June 30, 2001	Sept. 30, 2000
	(In thousands)
Accrued expenses and other	$20,590	$18,173
Accrued payroll and benefits	25,629	22,511
Reserve for warranty	12,387	9,590
Customer deposits	5,594	3,439
Deferred income	2,601	4,226

Other current liabilities	$66,801	$57,939

  Other long-term liabilities consist of the following:

	June 30, 2001	September 30, 2000
	(In thousands)
Deferred compensation	$20,719	$16,940
Deferred tax liabilities	13,178	12,069
Deferred income and other	2,072	2,217
Environmental remediation costs	917	917

Other long-term liabilities	$36,886	$32,143

10.
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

  Management believes that our probable, nondiscounted net liability at June 30, 2001 for remaining costs associated with the above environmental matters is $0.8 million which has been previously accrued. This amount consists of total estimated probable costs of $1.0 million ($0.1 million included in other current liabilities and $0.9 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $0.2 million included in other assets from other parties named to the order.

11.
We are organized around three separately managed business units: the Photonics Group, the Telecom-Actives Group and Lambda Physik. Consistent with the rules of SFAS No. 131, we have aggregated these three business units into two reportable segments. The Telecom-Actives Group was combined with the Photonics Group in the Electro-Optics segment as they have similar economic characteristics and are similar in the following: nature of products/services, nature of production process, type/class of customer, distribution methods and nature of regulatory environment. The Electro-Optics segment focuses on markets such as optical telecommunications, micromachining, materials processing, scientific research, graphic arts and advanced packaging. The Lambda Physik segment focuses on lithography, with other target markets including lasers for the production of flat panel displays, inkjet printers and fiber bragg gratings, refractive surgery, scientific research, materials processing and micromachining applications.

  Our corporate expenses, except for administrative costs previously allocated to our discontinued Medical segment, depreciation of corporate assets, and general legal expenses, are allocated to the operating segments and are included in the results below. Corporate expenses not allocated to the groups (administrative costs previously allocated to our discontinued Medical segment, depreciation of corporate assets, and general legal expenses) are included in Corporate and other in the reconciliation of operating results. Furthermore, interest expense and interest income are included in Corporate and other in the reconciliation of operating results. Information on reportable segments, including the current quarter one-time $2.5 million pre-tax write-off of purchased in-process research and development, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Net Sales:
Electro-Optics	$94,173	$76,576	$272,464	$211,004
Lambda Physik	27,196	23,100	90,506	64,754

Total Net Sales	$121,369	$99,676	$362,970	$275,758

Intersegment Net Sales:
Electro-Optics	$568	$2,113	$1,035	$5,926
Lambda Physik	227	190	567	781

Total Intersegment Sales	$795	$2,303	$1,602	$6,707

Pretax Income (Loss) from Continuing Operations Including Tax-effected Minority Interest:
Electro-Optics	$8,695	$10,850	$33,940	$25,854
Lambda Physik	1,241	300	9,269	4,549
Corporate and other	513	(1,053)	616	(3,570)

Total Pretax Income from Continuing Operations Including Tax-effected Minority Interest	$10,449	$10,097	$43,825	$26,833

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

    This discussion contains forward-looking statements that relate to future events or Coherent's future performance such as statements set forth below in this Item 2 under the heading "Our Strategy" and statements relating to future international sales and the potential effects of foreign currency fluctuation on our financial condition. Actual results, events and performance may differ materially as a result of various factors, including those described in this Quarterly Report on Form 10-Q under the heading "Risk Factors" and elsewhere in this document. We also refer you to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 under the heading "Risk Factors" in Part I. Item 1. Business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

COMPANY OVERVIEW

    We are one of the world's leading suppliers of photonics-based solutions in a broad range of commercial, scientific and telecommunications markets. We design, manufacture and market lasers, laser-based systems, precision optics and related accessories for a diverse group of customers. Since inception in 1966, we have grown through a combination of internal expansion and strategic acquisitions of companies with related technologies and products.

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

    Printing and reprographics—The printing industry has traditionally depended upon silver-halide films and chemicals to engrave printing plates. This chemical engraving process is accomplished in several time consuming steps. Semiconductor and diode-pumped lasers are now used in complex computer-to-plate printing systems that simplify the engraving process.

    Materials processing—Lasers are used in a wide variety of conventional manufacturing applications, including cutting, marking and welding materials. Semiconductor lasers and CO2 lasers are well-suited for cutting, marking, welding and other applications where accuracy, speed and processing costs are important. They create clean holes and sharp edges, and their beam-pointing stability assures accurate measurements.

    Scientific and instrumentation—The scientific market historically has provided an ideal test market for leading-edge laser technology, including water-cooled gas lasers, high energy flash lamp-pumped Yttrium Aluminum Garnet, or YAG, lasers and ultrafast systems with an installed base of tens of thousands of lasers. Current applications for lasers in the research and development market include pump lasers for ultrafast systems, confocal microscopy systems and seed lasers in amplifier systems.

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

    We conduct a significant portion of our business internationally. International sales accounted for 59% of net sales for fiscal 2000 and were 54% and 55% of total sales for the current quarter and nine months ended June 30, 2001, respectively. We anticipate that international sales will continue to account for a significant portion of our net sales in the foreseeable future. A portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales results from exports to foreign distributors and resellers. As a result, our international sales and operations are subject to the risks of conducting business internationally. We are also subject to the risks of fluctuating foreign exchange rates, which could materially adversely affect the sales price of our products in foreign markets as well as the costs and expenses of our international subsidiaries. While we use forward exchange contracts, currency swap contracts, currency options and other risk management techniques to hedge our currency exposure, we remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact our operations in the future or require us to modify current business practices.

    During the quarter, we took the steps we considered necessary to strategically focus on those high growth markets, technologies and opportunities that are best complemented by our core competencies. On April 30, 2001, we completed the sale of our Medical segment to Lumenis, Inc. (formerly ESC Medical Systems Ltd.) for a combination of cash, notes and Lumenis common stock with an estimated value of $236.0 million plus a potential earnout of an additional $25 million. The sale resulted in a one-time after-tax gain of $71.8 million, which is reflected in our results for our third fiscal quarter ended June 30, 2001.

    As a result, the operations of our Medical segment are presented as net assets of discontinued operations on our balance sheets and as income from discontinued operations on our Statements of Income and Cash Flows.

    During the first nine months of fiscal 2001, we made three strategic acquisitions, all of which were accounted for as purchases. The results of operations of each acquisition and the estimated fair value of the assets acquired and liabilities assumed are included in our statements from the dates of acquisition.

    In November 2000, we acquired Crystal Associates, Inc. of East Hanover, New Jersey for $7.1 million in cash. Crystal Associates manufactures exotic crystals, which are utilized in a variety of photonics applications. We recorded the $5.9 million excess of the purchase price over the fair value of net assets acquired as goodwill and other intangibles, which are primarily amortized over 10 years.

    In April 2001, we acquired DeMaria Electro-Optics Systems, Inc. (DEOS) for $22.5 million in cash. DEOS, located in Bloomfield, Connecticut, designs and manufactures carbon dioxide lasers used in electronics packaging, materials processing and research applications. Upon consummation of the DEOS acquisition, we immediately charged to expense $2.4 million representing purchased in-process research and development related to a development project that had not yet reached technological feasibility and had no alternative future use. We recorded the remaining $16.5 million excess of the purchase price over the fair value of net assets acquired as goodwill and other intangibles, including existing technology, work force and customer list. The goodwill is being amortized over its estimated useful life of 15 years. The existing technology, work force and customer list are being amortized over their estimated useful lives of 15, 3 and 3 years, respectively.

    In April 2001, our Lambda Physik subsidiary acquired a 44% interest in the joint venture MicroLas Laser System GmbH (MicroLas) for approximately $24.4 million in cash. Lambda Physik previously held 46% of MicroLas and is now the majority owner with 90% ownership. MicroLas manufactures optical components such as lenses and beam guidance systems that are used in connection with Lambda Physik lasers in production of the TFT flat-panel displays and inkjet printers. Upon consummation of the MicroLas acquisition, we immediately charged to expense $0.1 million representing purchased in-process research and development related to a development project that had not yet reached technological feasibility and had no alternative future use. We recorded the remaining $26.1 million excess of the purchase price over the fair value of net assets acquired as goodwill and other intangibles, including patented and unpatented existing technology and acquired order backlog. The goodwill is being amortized over its estimated useful life of 10 years. The patented and unpatented existing technology are being amortized over their estimated useful lives of 10 and 5 years, respectively. The acquired order backlog is being amortized as the orders are recognized as revenue.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

    Income from continuing operations before the cumulative effect of a change in accounting principle for the current quarter and nine months ended June 30, 2001 was $6.7 million ($0.23 per diluted share) and $27.7 million ($0.97 per diluted share). Income from continuing operations, excluding the one-time $1.6 million ($0.06 per diluted share) after-tax write-off of purchased in-process research and development (IPR&D), was $8.3 million ($0.29 per diluted share) for the quarter ended June 30, 2001. The increase in income from continuing operations, exclusive of IPR&D, was primarily attributable to increases in sales volumes, lower selling, general and administrative expenses as a percentage of sales and higher interest income.

NET SALES

	Three Months Ended		Nine Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
	(In thousands)
Net Sales
Consolidated
Domestic	$55,361	$39,028	$162,258	$110,724
International	66,008	60,648	200,712	165,034

Total	$121,369	$99,676	$362,970	$275,758

Electro-Optics:
Domestic	$47,456	$36,138	$132,278	$97,421
International	46,717	40,438	140,186	113,584

Total	$94,173	$76,576	$272,464	$211,005

Lambda Physik:
Domestic	$7,905	$2,890	$29,980	$13,303
International	19,291	20,210	60,526	51,450

Total	$27,196	$23,100	$90,506	$64,753

Consolidated

    Net sales for the current fiscal quarter and nine months ended June 30, 2001 increased $21.7 million (22%) and $87.2 million (32%), respectively, from the same periods a year ago. Sales increases were strong in both the Electro-Optics and Lambda segments. During the current quarter, international sales increased $5.4 million (9%) but decreased to 54% of net sales, while domestic sales increased $16.3 million (42%). Year to date, international sales increased $35.7 million (22%) but decreased to 55% of net sales, while domestic sales increased $51.5 million (47%).

Electro-Optics

    Electro-Optics net sales increased $17.6 million (23%) and $61.5 million (29%) for the third quarter and nine months ended June 30, 2001, respectively, compared to the corresponding prior year periods. Domestic sales increased $11.3 million (31%) while international sales increased $6.3 million (16%) during the current quarter. Year to date, domestic sales increased $34.9 million (36%) while international sales increased $26.6 million (23%). Net sales increased primarily due to higher sales volumes in commercial solid state products, such as sales of semiconductor lasers to the non-metal printed circuit board, or PCB, hole drilling, optical telecommunications and bio-instrumentation markets. Optical telecommunications sales increased $1.2 million (37%) and $13.9 million (231%) for the current quarter and nine months ended June 30, 2001 compared to amounts in the corresponding prior year periods.

Lambda Physik

    Lambda Physik net sales increased $4.1 million (18%) and $25.8 million (40%) for the third quarter and nine months ended June 30, 2001, respectively, compared to the corresponding prior year periods. Domestic sales increased $5.0 million (174%) while international sales decreased $0.9 million (5%) during the current quarter. Year to date, domestic sales increased $16.7 million (125%) while international sales increased $9.1 million (18%). Sales increased primarily due to increased shipments of commercial products, especially lasers used in the manufacture of flat panel display systems, lithography and the production of ink jet systems.

GROSS PROFIT

Consolidated

    The consolidated gross profit rate decreased to 45.8% from 46.1% in the current quarter compared to the same quarter one year ago and decreased to 45.4% from 46.0% for the nine months ended June 30, 2001, compared to the same period one year ago. The decrease, occurring in the Electro-Optics segment, was primarily due to under-utilization of capacity due to the ramp-up of new optics and telecommunications manufacturing facilites, unfavorable manufacturing variances and the strengthening of the U.S. dollar, partially offset by higher Lambda Physik margins due to its acquisition of MicroLas.

Electro-Optics

    The gross profit rate decreased to 45.8% from 48.7% and to 46.4% from 47.2% for the third quarter and nine months ended June 30, 2001, respectively, compared to the same period one year ago. The current quarter decrease was primarily due to under-utilization of capacity due to the ramp-up of new optics and telecom manufacturing facilities, unfavorable manufacturing variances and the strengthening of the U.S. dollar.

Lambda Physik

    The gross profit rate increased to 44.1% from 37.0% in the current quarter compared to the same quarter one year ago and increased to 42.3% from 42.1% for the nine months ended June 30, 2001, compared to the same period one year ago. The increase was primarily due to the acquisition of a majority interest in MicroLas, Lambda's supplier of certain components.

OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
	(in thousands)
Research & development	$14,707	$11,410	$39,119	$29,885
In-process research and development	2,471		2,471
Selling, general & administrative	27,141	23,677	80,333	66,544
Intangibles amortization	1,621	706	3,173	2,111

Total operating expenses	$45,940	$35,793	$125,096	$98,540

    Total operating expenses increased $10.1 million (28%) during the third quarter compared to the same period last year and as a percentage of sales increased to 37.9% from 35.9%. Year to date, total operating expenses increased $26.6 million (27%), but as a percentage of sales decreased to 34.5% from 35.7%. Exclusive of the third quarter write-off of purchased in-process research and development, current quarter operating expenses increased $7.7 million (21%) from the same prior year period, but as a percentage of sales decreased to 35.8% from 35.9%. Exclusive of the third quarter write-off of purchased in-process research and development, current year-to-date operating expenses increased $24.1 million (24%), but as a percentage of sales decreased to 33.8% from 35.7%.

    Research and development (R&D) expenses increased $3.3 million (29%) during the third quarter compared to the same period last year, but as a percentage of sales increased to 12.1% from 11.4%. Year to date, R&D expenses increased $9.2 million (31%), but as a percentage of sales remained at 10.8%. The absolute dollar increase was primarily due to increased spending, including headcount, in lithography and optical telecommunications projects.

    Selling, general and administrative (SG&A) expenses increased $3.5 million (15%) during the third quarter compared to the same period last year, but as a percentage of sales decreased to 22.4% from 23.8%. Year to date, SG&A expenses increased $13.8 million (21%), but as a percentage of sales decreased to 22.1% from 24.1%. The absolute dollar increase was primarily due to higher commissions as a result of higher sales, increased investments in information technology, higher costs for the Lambda segment to comply with legal and stock exchange requirements and higher payroll related expenses.

    Intangibles amortization increased $0.9 million (130%) and $1.1 million (50%) in the current quarter and year to date periods, respectively, compared to the same periods last year. The increase was primarily due to the acquisitions of Lasertec in May 2000, Crystal Associates in November 2000, and both DEOS and MicroLas in April 2001, partially offset by lower amortization of intangibles previously written off as impaired.

OTHER INCOME (EXPENSE)

    Other income, net increased $1.0 million to $1.1 million from other income, net of $0.1 million during the current quarter compared to the prior year. It increased $7.8 million to $7.3 million from other expense, net of $0.5 million for the nine months ended June 30, 2001 compared to the corresponding prior year period. The increases were primarily due to increased interest income, dividends and gains on increased investments as a result of our secondary public offering, our subsidiary Lambda Physik's initial public offering and the sale of our Medical segment.

INCOME TAXES

    Our effective tax rate on income from continuing operations (before minority interest) for the current quarter was 35.2% compared to 30.2% for the same quarter last year. Our effective tax rate on income from continuing operations (before minority interest) for the nine months ended June 30, 2001 was 34.1% compared to 30.9% for the same prior year period. The effective tax rate increased as a result of higher profit before income taxes and changes in the distribution of taxable income among jurisdictions with varying rates, partially offset by higher foreign tax credits.

MINORITY INTEREST IN SUBSIDIARIES

    Minority interest in subsidiaries earnings increased $0.2 million and $2.2 million for the current quarter and nine months ended June 30, 2001, respectively, compared to the corresponding prior year periods. The increase was primarily due to the increased profitability of our Lambda Physik subsidiary as well as the increase in the minority ownership percentage of this subsidiary in connection with its initial public offering.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    The year to date cumulative effect of accounting change of $0.2 million (net of income tax of $0.1 million) was recognized as a transition adjustment as of October 1, 2000 due to the implementation of SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities".

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We are required to adopt SFAS No. 142 no later than for our fiscal year beginning September 29, 2002. Upon adoption of SFAS 142, we will stop the amortization of goodwill with a net carrying value of $32.5 million at June 30, 2001 and annual amortization of $5.3 million, including amortization resulting from the acquisitions of Crystal in November 2000 and DEOS and MicroLas in April 2001, that resulted from business combinations initiated prior to the adoption of SFAS 141, "Business Combinations". The Company will evaluate goodwill under the SFAS 142 transitional impairment test and has not yet determined whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principal.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. We do not expect the adoption of SFAS 141 to have an impact on our financial position, results of operations or cash flows.

FINANCIAL CONDITION

Liquidity and Capital Resources

    At June 30, 2001 our primary sources of liquidity were cash, cash equivalents, short-term investments and available-for-sale securities of $390.8 million, which includes $156.7 million of restricted Lumenis common stock. The Lumenis common stock is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement. Additional sources of liquidity were our multi-currency line of credit and bank credit facilities totaling $71.7 million as of June 30, 2001, of which $60.5 million was unused and available. In addition, we owned $10.8 million of marketable equity securities classified as non-current as we do not intend to sell these securities within the next 12 months.

    During the first quarter of fiscal 1997, we signed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California, which we are subleasing to our former Medical segment, doing business as Lumenis. The lease expires in December 2001. We have an option to purchase the property for $24.0 million, or at the end of the lease arrange for the sale of the property to a third party while retaining an obligation to the owner for the difference between the sale price, if less than $20.8 million, and $20.8 million, subject to certain provisions of the lease. If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of approximately $20.8 million. We occupied the building in July 1998 and commenced lease payments at that time. The lease requires that we maintain specified financial covenants. At June 30, 2001, we were in compliance with these convenants.

    During the first quarter of fiscal 2001, we signed a lease for 28,000 square feet of office, research and development and manufacturing space for our Telecom-Actives Group in San Jose, California. The lease commenced February 1, 2001 and expires in February 2007 and has annual lease payments of approximately $1.8 million.

    We have committed approximately $20 million to build an additional building at our Electro-Optics facility in Auburn, California to enable us to expand our manufacturing capacity for optical telecommunications products and to provide coating equipment at this facility. We have committed approximately $10 million at our Electro-Optics facility in Tampere, Finland to set-up a separate facility for the growth and development of telecommunications products.

Changes in Financial Condition

    Cash and cash equivalents at June 30, 2001 decreased $76.4 million (49%) from September 30, 2000. Operations and changes in exchange rates used $45.1 million, including $45.6 million, net, used to purchase short-term investments and $57.1 million used by operating assets and liabilities (primarily accounts receivables and inventory), partially offset by income from continuing operations after accounting change of $27.9 million and depreciation and amortization of $19.4 million. Investing activities used $58.5 million, including $67.8 million used to acquire property and equipment, net, $52.8 million used to acquire businesses and $22.9 million, net, to purchase available-for-sale securities, partially offset by $89.7 million cash proceeds from the sale of our Medical segment. Financing activities provided $28.5 million with $19.7 million from the sale of shares under employee stock plans and net debt borrowings of $8.4 million. Net cash used for discontinued operations was $1.3 million.

    Short-term investments increased $211.1 million, or 212%, from September 30, 2000 to June 30, 2001 primarily due to Lumenis common stock received as part of the consideration for the sale of our Medical segment.

    Property and equipment, net, increased $54.3 million, or 56%, from September 30, 2000 to June 30, 2001 primarily due to expansion of our facilities and equipment purchases for the production of optical telecommunications and lithography products, increased investments in information technology and the acquisitions of DEOS, MicroLas and Crystal.

    Other assets increased $54.0 million, or 197%, from September 30, 2000 to June 30, 2001 primarily due to intangible assets from the purchase of DEOS, MicroLas and Crystal, a note received as consideration for the sale of our Medical segment and purchases of marketable equity securities classified as noncurrent.

    Short-term borrowings increased $17.6 million, or 419%, from September 30, 2000 to June 30, 2001 primarily due to increased outside borrowings by Lambda Physik for payment of amounts due to Coherent, Inc. and to fund the acquisition of MicroLas.

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
  economic conditions;

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

    We have only recently begun to develop products for the optical telecommunications market. Sales to that market accounted for only $19.9 million, or 5%, of net sales during the first nine months of fiscal 2001 and accounted for $11.3 million, or 3%, of net sales during fiscal 2000. Our lack of prior experience in this market could put us at a competitive disadvantage. In addition, we have not yet developed qualified packaging for our active components. Even as we develop this packaging, we still may not meet the stringent Telcordia specifications. Telcordia specifications are worldwide industry telecommunications standards established by an industry consortium. Most potential telecommunications customers demand that we meet these specifications. We do not anticipate that we will have a Telcordia-qualified product before early fiscal 2002. Our failure to develop qualified packaging or to meet the Telcordia specifications would seriously harm the future sales opportunities of our active optical telecommunications products.

We face risks associated with our international sales that could harm our financial condition and results of operations.

    For the fiscal years ended October 2, 1999 and September 30, 2000 and the nine months ended June 30, 2001, 59%, 59% and 55%, respectively, of our net sales were derived from international sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. A portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales result from exports to foreign distributors and resellers. Our international operations and sales are subject to a number of risks, including:

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

    While we currently do not intend to hire a significant number of additional employees during the next 12 months, our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, especially in the Silicon Valley, where two of our operating facilities are located. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. This is particularly challenging for a mature public company such as Coherent, as many employees are seeking jobs with pre-public and newly public companies. Our failure to attract additional employees and retain our existing employees could adversely affect our growth and our business.

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

    Competition in the various laser markets in which we provide products is very intense. In the semiconductor and related manufacturing, materials processing, scientific research and printing markets, we compete against a number of companies, including Spectra-Physics Lasers, Inc., Cymer, Inc. and Gigaphoton. In the optical telecommunications market, we compete, or expect to compete, against JDS Uniphase Corporation, GSI Lumonics, Inc. and Spectra-Physics Lasers, Inc., among others. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Several of our competitors that have large market capitalizations or cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

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

    We use rolling forecasts based on anticipated product orders and material requirements planning systems to determine our product requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. We depend on our suppliers for most of our product components and materials. Lead times for components and materials that we order vary significantly and depend on factors including the specific supplier requirements, the size of the order, contract terms and current market demand for components. For substantial increases in our sales levels, some of our suppliers may need at least nine months lead time. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our net sales, business and operating results.

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

We are exposed to fluctuations in the market values of our portfolio investments.

    For additional information regarding the sensitivity of and risks associated with the market value of portfolio investments, see Item 3 "Quantitative and Qualitative Disclosures About Market Risk" contained in this Quarterly Report.

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

    Excluding purchased in-process research and development cost, we incurred expenditures for research and development of $39.1 million, or 11%, of net sales, during the first three quarters of fiscal 2001. For our fiscal years ended September 30, 2000, October 2, 1999 and September 26, 1998, our research and development costs were $40.7 million, or 11%, of net sales, $30.6 million, or 10%, of net sales, and $28.6 million or 10%, of net sales, respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

The downturn in the semiconductor manufacturing industry could adversely affect our business, financial condition and results of operations.

    Our net sales depend in part on the demand for our products by semiconductor equipment companies. The semiconductor industry is highly cyclical and has historically experienced periodic and significant downturns, which have often severely affected the demand for semiconductor manufacturing equipment, including laser-based tools and systems. Such a downturn has been reported by the major companies in this industry and is expected to last for at least the next couple of quarters. This will result in decreased demand for semiconductor manufacturing equipment and consequently a decrease in demand for our products. Although such a downturn would reduce our sales, we would not be able to reduce expenses commensurately, due in part to the need for continual development in research and development and the need to maintain extensive ongoing customer service and support capability. Accordingly, the current downturn in the semiconductor industry could have a material adverse effect on our financial condition and results of operations.

The downturn in the optical telecommunications industry could adversely affect our business, financial condition and results of operations.

    In anticipation of the continued growth in demand for optical telecommunications products, we have invested and plan on continuing to invest a significant amount of money in new production facilities and capital equipment. Demand for these products has recently fallen off considerably. As a result, sales of our telecommunications products will be less than originally anticipated. A sustained downturn in this industry could have a material adverse effect on our financial condition and results of operations.

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

    Our facilities could be subject to a catastrophic loss such as fire, flood, earthquake or power outage. A substantial portion of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Santa Clara, California, an area with a history of seismic events. Any such loss at any of our facilities could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair and replace the facility. While we have obtained insurance to cover most potential losses at our facilities, we cannot assure you that our existing insurance coverage will be adequate against all possible losses. California has recently experienced issues with its power supply. As a result, we could experience unexpected interruptions in our power supply or significant price increases that could have material adverse effect on our sales, results of operations and financial condition.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

    A portion of our investment portfolio is composed of income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2001, the fair value of the portfolio would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

    As of June 30, 2001, the fair value of the trading and available-for-sale debt securities were $145.2 million and $8.8 million, respectively.

    At June 30, 2001, we had fixed rate long-term debt of approximately $64.1 million, and a hypothetical 10 percent decrease in interest rates would not have a material impact on the fair market value of this debt. We do not hedge any interest rate exposures.

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

    Excluding Lambda Physik, we had $12.0 million of short-term forward exchange contracts, denominated in major foreign currencies, which approximated the fair value of such contracts and their underlying transactions at June 30, 2001. Net gains related to these instruments at June 30, 2001 were $0.8 million.

    The following table provides information about our foreign exchange forward contracts at June 30, 2001. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the fair value approximates the weighted average contractual foreign currency exchange rate value of the contracts at June 30, 2001.

    Forward contracts to sell foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Amount	Fair Value
Euro	0.9333	$9,670	$9,294
British Pound Sterling	1.4315	6,191	6,135
Japanese Yen	129.3312	(2,763)	(2,596)

    Lambda Physik had 55.3 million German Marks of short-term forward exchange contracts which approximated the fair value and underlying transactions at June 30, 2001. Net loss related to these instruments at June 30, 2001 were not material. The following table provides information about Lambda Physik's foreign exchange forward contracts as of June 30, 2001. The table presents the value of the contracts in German Marks at the contract exchange rate as of the contract maturity date. Due to the short-term nature of these contracts, the fair value approximates the weighted average contractual foreign currency exchange rate value of the contracts at June 30, 2001.

    Forward contracts to sell foreign currencies for German Marks (in thousands, except contract rates):

	Average Contract Rate	DEM Notional Amount	DEM Fair Value
Japanese Yen	0.0180	$31,573	31,561
US Dollars	2.2362	22,138	22,650

EQUITY PRICE RISK

    We have investments in publicly-traded equity securities. As we account for these securities as available-for-sale, unrealized gains and losses resulting from changes in the fair value of these securities are reflected in stockholders' equity, and not reflected in earnings until the securities are sold. As of June 30, 2001, the fair market value of these securities was $167.5 million and unrealized gain on these securities was $20.5 million (net of $10.5 million in income tax). $157.5 million of these securities represents an investment in Lumenis common stock. The Lumenis common stock received is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement. Due to the nature and terms of this security, we may have a material change in the value of our investment related to future price fluctuations of the security. We utilize collars to manage our exposure associated with Lambda Physik's available-for-sale securities.

COHERENT, INC.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

    N/A

ITEM 2. Changes in Securities and Use of Proceeds

    N/A

ITEM 3. Defaults Upon Senior Securities

    N/A

ITEM 4. Submission of Matters to a Vote of Security Holders

    N/A

ITEM 5. Other Information

    N/A

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits
  10.1
  Employee Stock Purchase Plan, as amended

  (b)
  Reports on Form 8-K
  (1)
  The Company filed a report on Form 8-K on May 15, 2001 relating to the completion of its sale of the Medical segment to Lumenis, Inc.

COHERENT, INC.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERENT, INC. (Registrant)

Date: August 13, 2001	By:	/s/ ROBERT J. QUILLINAN Robert J. Quillinan Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employee Stock Purchase Plan, as amended

QuickLinks

COHERENT, INC.
PART I. FINANCIAL INFORMATION
COHERENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited; in thousands, except per share data)
COHERENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited; in thousands, except par value)
COHERENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
COHERENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
COHERENT, INC. PART II. OTHER INFORMATION
COHERENT, INC. SIGNATURES
EXHIBIT INDEX