Form 10-K405
period 2001-09-29
COHERENT INC
filed 2001-12-18
CIK 21510

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 29, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-5255

COHERENT, INC.

Delaware (State or other jurisdiction of incorporation or organization)	94-1622541 (I.R.S. Employer Identification No.)

5100 Patrick Henry Drive, Santa Clara, California 95054
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (408) 764-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
Common Stock Purchase Rights

(Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

   As of November 26, 2001, 28,532,453 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported by the NASDAQ National Market System on November 26, 2001) of Coherent, Inc., held by nonaffiliates was $625,617,722. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive proxy statement to be filed prior to February 22, 2002, pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1. BUSINESS

GENERAL

    Coherent, Inc. is one of the world's leading suppliers of photonics-based solutions in a broad range of commercial and scientific applications. We design, manufacture and market lasers, laser-based systems, precision optics and related accessories for a diverse group of customers. Since inception in 1966, we have grown through a combination of internal expansion and strategic acquisitions of companies with related technologies and products.

    We have two reportable business segments: Electro-Optics and Lambda Physik. The Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, optical telecommunications, scientific research, printing and reprographics and advanced packaging. Lambda Physik AG, our 60% owned subsidiary with headquarters located in Göttingen, Germany, focuses on markets including lasers for lithography, the production of flat panel displays, ink jet printers, fiber bragg gratings, refractive surgery, scientific research, materials processing and micro-machining applications.

    During the year, we took the steps that we considered necessary to strategically focus on those markets, technologies and opportunities that are best complemented by our core competencies. On April 30, 2001, we completed the sale of our Medical segment to Lumenis, Inc. (formerly ESC Medical Systems Ltd.) for a combination of cash, notes and Lumenis common stock with an estimated value of $236.0 million plus a potential earnout of an additional $25 million. The sale resulted in a one-time after-tax gain of $71.8 million, which is reflected in our results for the year ended September 30, 2001; the discontinued operations contributed an additional $1.4 million after-tax income for fiscal 2001.

    As a result, our consolidated financial statements have been restated to reflect the Medical segment for all periods presented as discontinued operations. Unless otherwise indicated, the following discussion relates to our continuing operations.

    During fiscal 2001, we made three strategic acquisitions, all of which were accounted for as purchases. The results of operations of each acquisition are included in our consolidated financial statements from the dates of acquisition.

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

    In April 2001, our Lambda Physik AG subsidiary acquired a 44% interest in the joint venture MicroLas Laser System GmbH (MicroLas) for $24.4 million in cash. Lambda Physik previously held 46% of MicroLas and is now the majority owner with 90% ownership. MicroLas manufactures optical components such as lenses and beam guidance systems that are used in connection with Lambda Physik lasers in production of the TFT flat-panel displays and inkjet printers. Upon consummation of the MicroLas acquisition, we immediately charged to expense $0.1 million representing purchased in-process research and development related to a development project that had not yet reached technological feasibility and had no alternative future use. We recorded the remaining $25.9 million excess of the purchase price, including $3.0 million of deferred tax liabilities, over the fair value of net assets acquired as goodwill and other intangibles, including patents, drawings and existing processes and acquired order backlog. The goodwill is being amortized over its estimated useful life of 10 years. The patents, drawings and existing processes are being amortized over their estimated useful lives of 10 and 5 years, respectively. The acquired order backlog is being amortized as the orders are recognized as revenue.

    On July 26, 2000, we completed a public offering of 1,500,000 shares of common stock at an offering price of $65 per share. The net proceeds to us, after deducting underwriting discounts and offering expenses was $91,852,000. These net proceeds will be used for acquisitions of or investments in businesses, technologies and products, continued internal development of new technologies and general corporate purposes. We spent $54.0 million for the three aforementioned acquisitions in fiscal 2001.

    On September 21, 2000, our Lambda Physik AG subsidiary issued 3,250,000 shares of its common stock in an initial public offering on Germany's Neuer Markt. Proceeds from the offering of shares, based on the offering price of approximately $31 per share, net of offering expenses, was approximately $92,715,000. The remaining part of net proceeds will be used to finance Lambda's internal and external growth, including research and development activities aiming at the development of new laser applications, of extreme UV light sources, and the next generation of laser solutions and for strategic acquisitions.

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

    Our net sales and operating results may vary significantly from quarter to quarter and from year to year in the future. A number of factors, many of which are outside of our control, may cause these variations, including:

  •
  general economic uncertainties both preceding and following the terrorist attacks on September 11, 2001;

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

Our business has been adversely impacted by the worldwide economic slowdown and related uncertainties.

    Weaker economic conditions worldwide, particularly in the U.S. and Europe, have contributed to the current technology industry slowdown and impacted our business resulting in:

  •
  reduced demand for some of our products;

  •
  increased risk of excess and obsolete inventories;

  •
  increased rate of order cancellations or delays;

  •
  excess manufacturing capacity under current market conditions; and

  •
  higher overhead costs, as a percentage of revenues.

    Additionally, these economic conditions are making it very difficult for us, our customers and our vendors to forecast and plan future business activities. This level of uncertainty severely challenges our ability to operate profitably or to grow our business. In particular, it is difficult to develop and implement strategy, sustainable business models, efficient operations and effectively manage supply chain relationships. For example, the recent slowdown in the Lithography market has resulted in postponed delivery dates and cancelled orders. During the year ended September 30, 2001, we recorded a charge of $13.9 million for excess inventory and open purchase order commitments, which was reflected in postponed delivery dates, cancelled orders and further expected order cancellations from customers. If the economic or market conditions continue or further deteriorate, this may have a material adverse impact on our financial position, results of operations and cash flow.

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

    We rely exclusively on our own production capability to manufacture certain strategic components, optics and optical systems, crystals, semiconductor lasers, lasers and laser-based systems. Because we manufacture, package and test these components, products and systems at our own facilities, and such components, products and systems are not readily available from other sources, any interruption in manufacturing would adversely affect our business. In addition, our failure to achieve adequate manufacturing yields at our manufacturing facilities may materially and adversely affect our operating results and financial condition.

Our future success depends on our ability to increase our sales volumes and decrease our costs to offset anticipated declines in the average selling prices of our products and, if we are unable to realize greater sales volumes and lower costs, our operating results may suffer.

    Our future success depends on the continued growth of the markets for lasers, laser systems, precision optics and related accessories, as well as our ability to identify in advance emerging markets for laser-based systems. We cannot assure you that we will be able to successfully identify, on a timely basis, new high-growth markets in the future. Moreover, we cannot assure you that new markets will develop for our products or our customers' products, or that our technology or pricing will enable such markets to develop. Future demand for our products is uncertain and will depend to a great degree on the continued technological development and the introduction of new or enhanced products. If this does not continue, sales of our products may decline and our business will be harmed.

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

    Our current products address a broad range of commercial and scientific applications in the photonics markets. We cannot assure you that the market for these applications will continue to generate significant or consistent demand for our products. Demand for our products could be significantly diminished by new technologies or products that replace them or render them obsolete.

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

    For fiscal years 2001, 2000 and 1999, 55%, 59% and 59%, respectively, of our net sales were derived from international sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. A portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales result from exports to foreign distributors and resellers. Our international operations and sales are subject to a number of risks, including:

•
longer accounts receivable collection periods;

•
higher rates of sales returns and allowances;

•
the impact of recessions in economies outside the United States;

•
unexpected changes in regulatory requirements;

•
certification requirements;

•
reduced protection for intellectual property rights in some countries;

•
potentially adverse tax consequences;

•
political and economic instability; and

•
preference for locally produced products.

    We are also subject to the risks of fluctuating foreign exchange rates, which could materially adversely affect the sales price of our products in foreign markets as well as the costs and expenses of our international sales subsidiaries. While we use forward exchange contracts, currency swap contracts, currency options and other risk management techniques to hedge our foreign currency exposure, we remain exposed to the economic risks of foreign currency fluctuations. For additional discussion about our foreign currency risks, see "Item 7A—Quantitative and Qualitative Disclosures About Market Risk."

We may not be able to protect our proprietary technology, which could adversely affect our competitive advantage.

    We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot assure you that our patent applications will be approved, that any patents that may be issued will protect our intellectual property or that any issued patents will not be challenged by third parties. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. See "Business—Intellectual Property."

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

    The market price of our common stock has fluctuated, and may continue to fluctuate, significantly in response to a number of factors, some of which are beyond our control, including:

•
quarterly variations in operating results;

•
changes in financial estimates by securities analysts;

•
changes in market valuations of other similar companies;

•
announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;

•
additions or departures of key personnel;

•
any deviations in net sales or in levels of profitability from levels expected by securities analysts; and

•
future sales of common stock.

    Your investment may also be affected by any fluctuations in the stock price of Lumenis, Inc., which we received in 2001 as consideration for the sale of our Medical segment. At April 30, 2001, we estimated the value of the Lumenis stock at $124.4 million. At September 30, 2001, we estimated the value of the stock at $109.1 million. Currently, we do not hedge our investment in Lumenis stock. The Lumenis stock received is unregistered and its trading is subject to restrictions under the Securities and Exchange Commission Rule 144 and other restrictions. Any major reduction in the stock price of Lumenis could decrease our total assets, which could negatively impact our stock price.

    In addition, the stock market has recently experienced extreme volatility that has often been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

The long sales cycles for our products may cause us to incur significant expenses without offsetting revenues.

    Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products before making a decision to purchase them, resulting in a lengthy initial sales cycle. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer's needs. We may also expend significant management efforts, increase manufacturing capacity and order long- lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without ever receiving revenue to offset those expenses.

The markets in which we sell our products are intensely competitive and increased competition could cause reduced sales levels, reduced gross margins or the loss of market share.

    Competition in the various photonics markets in which we provide products is very intense. We compete against a number of companies, including Spectra-Physics Lasers, Inc., JDS Uniphase, Inc., Cymer, Inc., Gigaphoton, Rofin-Sinar and Excel Technology. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Several of our competitors that have large market capitalizations or strong cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

    Additional competitors may enter the market and we are likely to compete with new companies in the future. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins and loss of market share. For a more detailed discussion of our competition, see "Business—Competition."

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

•
pay cash;

•
incur debt;

•
assume liabilities; or

•
incur expenses related to in-process research and development, amortization and impairment of goodwill and other intangible assets.

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

    Although most of our products do not incorporate hazardous or toxic materials and chemicals, some of the gases used in our excimer lasers and some of the liquid dyes used in some of our scientific laser products are highly toxic. In addition, our operations involve the use of standard laboratory and manufacturing materials that could be considered hazardous. Also, a facility fire at the Tampere, Finland site, that spreads to a reactor used to grow semiconductor wafers, could release highly toxic emissions. We believe that our safety procedures for handling and disposing of such materials comply with all federal, state and off-shore regulations and standards; however, the risk of accidental environmental contamination or injury from such materials cannot be entirely eliminated. In the event of such an accident involving such materials, we could be liable for any damage and such liability could exceed the amount of our liability insurance coverage and the resources of our business.

If our facilities were to experience catastrophic loss, our operations would be seriously harmed.

    Our facilities could be subject to a catastrophic loss from fire, flood, earthquake or terrorist activity. A substantial portion of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Santa Clara, California, an area with a history of seismic events. Any such loss at any of our facilities could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. While we have obtained insurance to cover most potential losses, other than those caused by earthquakes, at our facilities, we cannot assure you that our existing insurance coverage will be adequate against all possible losses.

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

•
the ability of our board of directors to alter our bylaws without stockholder approval;

•
limiting the ability of stockholders to call special meetings;

•
limiting the ability of our stockholders to act by written consent; and

•
establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

    For our fiscal years ended September 30, 2001, 2000 and 1999, our research and development costs were $53.0 million, or 11%, $40.7 million, or 11% of net sales and $32.1 million, or 10%, of net sales, respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations. See "Business—Research and Development."

The downturn in the semiconductor manufacturing industry could adversely affect our business, financial condition and results of operations.

    Our net sales depend in part on the demand for our products by semiconductor equipment companies. The semiconductor industry is highly cyclical and has historically experienced periodic and significant downturns, which have often severely affected the demand for semiconductor manufacturing equipment, including laser-based tools and systems. We are currently experiencing such a downturn, which is resulting in decreased demand for semiconductor manufacturing equipment and consequently a decreased demand for our products. Although such a downturn would reduce our sales, we would not be able to reduce expenses commensurately, due in part to the need for continual spending in research and development and the need to maintain extensive ongoing customer service and support capability. Accordingly, any sustained downturn in the semiconductor industry could have a material adverse effect on our financial condition and results of operations.

Our reported results may be adversely affected by changes in accounting principles generally accepted in the United States of America.

    We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). GAAP is subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations can have a significant effect on our reported results, and may even affect the reporting of transactions completed prior to the announcement of a change.

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

    The four types of lasers, commonly available today, are gas, liquid, semiconductor and solid-state, each of which derives its classification from the lasing material it uses. Laser beams can be emitted in either continuous waves or in pulses with varying repetition rates, can have different operating wavelengths and emission bandwidths, and can emit light in a wide range of energies and powers. Depending on the application, lasers can be designed for a specific power, pulse width, repetition rate and wavelength. In addition, the laser's cost of ownership can dictate its suitability for a particular application.

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

OUR STRATEGY

    We strive to develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our core expertise in lasers and optical technologies. In pursuit of our strategy, we intend to:

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

APPLICATIONS

    Our products address a broad range of applications. Both of our business segments are focused on several areas of the photonics market: semiconductor and related manufacturing, optical telecommunications, printing and reprographics, materials processing, and scientific instrumentation.

Semiconductor and related manufacturing

    The use of semiconductors has expanded beyond computer systems to a wide array of applications such as telecommunications and data communication systems, automotive products, consumer goods, medical products, household appliances, industrial automation and control systems.

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

    Sales of our products for semiconductor and related manufacturing applications accounted for approximately 31% ($149.3 million) of our total net sales in fiscal 2001 and approximately 30% ($114.5 million) of our total net sales in fiscal 2000.

Deep Ultraviolet (DUV) lithography

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

    We currently provide lasers, through our 60.4% owned Lambda Physik AG subsidiary, for the lithography tools that support critical feature sizes down to 0.13 microns using DUV light with wavelengths at 248 nanometers, or nm. One nanometer equals one billionth of a meter. We are also working with stepper and semiconductor manufacturers to provide the next two generations of lithography tools to reduce feature sizes to below 0.10 microns using DUV light with wavelengths at 193nm and 157nm.

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

    We have developed the Avia DPSS laser, Diamond carbon dioxide, or CO2, and GEM QS CO2 family of lasers for this application. The ability of our pulsed lasers to operate at very high repetition rates translates into faster drilling speeds and increased throughput in materials processing applications. Lasers also produce smaller, cleaner holes than conventional cutting tools, and laser beams do not wear down from use as do conventional drills.

    Lasers are also increasingly being used in scribing, machining and drilling microelectronic components and in microelectronics manufacturing to adjust electronic components. Our Compass 501Q, Avia, Diamond and GEM QS lasers are used for these applications.

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

    Our Avia and Diamond lasers are also used in the production of flat panel displays for cutting and yield improvement.

Optical telecommunications

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

    Optical components are the pieces that enable the transmission of high-speed data across fiber optic systems. They are used to create, isolate, split and channel the light that carries the information across the network. The market penetration of optical components will be predicated on their ability to provide system manufacturers and service providers with solutions allowing the carriers lower cost per transmitted bit. The technologies that we are developing intend to address this need.

    Active components used in optical telecommunications networks generate, amplify and detect light. Some examples of active components include: transmitters, which use a source laser with a wavelength of 1550nm and 1310nm and a modulator; pump lasers for erbium-doped fiber amplifiers (EDFAs); and receivers. Transmitters generate the encoded light, pump lasers are used to boost or amplify light and receivers convert the optical signal to an electronic signal for further processing.

    We have developed a new type of laser, a vertical emitting Optically Pumped Semiconductor (OPS) laser, which can provide two to three times the power of commercial available edge emitting pump lasers. Currently, the power levels provided by conventional edge-emitting lasers is sufficient for field applications. Therefore, we have directed the development of the OPS laser towards specific markets where higher power levels are required, such as the telecom instrumentation and research and development markets. We are also working with customers that are exploring the use of higher power for next generation networks. The same general technological platform can be extended to the field of laser transmitters.

    Passive optical components route, process and guide beams of light in a dense wavelength-division multiplexing (DWDM) environment without the use of active electronics. Examples of passive components include: filters used to allow wavelength selection; attenuators used to control signal amplitude; couplers used to split or combine light; optical isolators used to eliminate back reflections; and optical switches used to direct light to fiber.

    Fiber bragg gratings and etalons are used to provide dispersion compensation for individual wavelengths in the DWDM network. The necessary combination of beam characteristics and power for fiber bragg grating production can only be delivered by a frequency-doubled argon ion laser or an excimer laser. We serve the fiber bragg grating market with a number of lasers, including our Innova SabreFreD ion laser and the L1-FBG and Fibex excimer lasers produced by Lambda Physik.

    ComEts, our etalon for telecommunications applications, enhances the frequency stability of laser transmitters when integrated into DWDM network components, resulting in tighter frequency packing and increased network density. ComEts is also used to compensate for dispersion inherent in optical networks. This technology can be adapted to other DWDM applications including signal multiplexing and de-multiplexing.

    Sales of our products for optical telecommunications applications accounted for 5% ($22.5 million) of our total net sales in fiscal 2001 and 3% ($11.3 million) of our total net sales in fiscal 2000. While this market is currently in the midst of a significant downturn, we continue to pursue this large potential market. However, we also acknowledge that this commitment will be re-examined on a continual basis.

Printing and reprographics

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

    Our Sapphire 460 laser is 90% smaller, consumes 98% less power and dissipates 98% less heat than a comparable air-cooled argon-ion laser. It is used for graphic arts applications, including photo finishing and film writing.

    Sales of our products for printing and reprographics applications accounted for and approximately 5% ($22.8 million) of our total net sales in fiscal 2001 and approximately 9% ($33.5 million) of our total net sales in fiscal 2000.

Materials processing

    Lasers are widely accepted today as part of many important manufacturing applications. While many laser companies have developed high power lasers for the increasingly competitive area of metal processing, we have chosen to concentrate our efforts on developing compact low to medium power lasers specifically for the growing area for the processing of nonmetals and micromachining. This includes such applications as the cutting and joining of plastics using both our CO2 and semiconductor lasers, and the cutting, perforating and scoring of paper and packaging materials.

    The acquisition this year of DEOS has also enabled us to play a leading role as an OEM supplier to the laser marking and coding industry. This area is growing as laser marking is starting to seriously compete with ink jet coding as a result of both aesthetic and environmental pressures.

    At the end of the size and wavelength spectrum the AVIA ultra violet lasers are now being used extensively in the processing and micromachining of a wide range of materials (and industries) including both Silicon and glass. These technically important materials are being laser processed to produce medical devices, MEMS and in Flat Panel display manufacturing.

    Sales of our products for materials processing applications accounted for approximately 16% ($77.1 million) of our total net sales in fiscal 2001 and approximately 15% ($57.3 million) of our total net sales in fiscal 2000.

Scientific and instrumentation

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

    Our new OPS laser, the Sapphire, is sold for several bioinstrumentation applications.

    Sales of our products for scientific and instrumentation applications accounted for approximately 43% ($206.2 million) of our total net sales in fiscal 2001 and approximately 43% ($167.4 million) of our total net sales in fiscal 2000.

PRODUCTS

    We design, manufacture and market lasers, laser-based systems, precision optics and related accessories for a diverse group of customers. The following table shows selected products together with their applications, the markets they serve and the technologies upon which they are based.

Market Segment	Application	Products	Technology
Semiconductor and related manufacturing	DUV lithography	NovaLine series	Excimer

	Mask writing	SabreFreD	Frequency doubled ion

	Semiconductor inspection	Vitesse Compass series Enterprise Azure	Ultrafast DPSS Ion DPSS

	Marking	Avia	DPSS

	Flat panel display (TFT annealing)	Lambda STEEL series	Excimer

	Advanced packaging and interconnects	Avia Diamond FAP family	DPSS CO2 Semiconductor

Optical telecommunications	Fiber bragg gratings	SabreFreD FBG family	Frequency doubled ion Excimer

	DWDM etalons	ComEts	Optical fabrication and coating

	Pump sources	OPS	Semiconductor

Printing and reprographics	Computer-to-plate printing	DCP Diode bars Compass series	Semiconductor Semiconductor DPSS

	Writing data to master disks	Innova family Azure	Ion DPSS

	Entertainment	Innova family	Ion

	Photo finishing	Sapphire	OPS

Materials processing	Marking, welding, cutting and drilling	FAP family Diamond Gator family	Semiconductor CO2 DPSS

Scientific and instrumentation	Pump source for solid-state lasers	FAP family Diode bars	Semiconductor Semiconductor

	Confocal microscopy	Mira Vitesse	Ultrafast Ultrafast

	Cell sorting	Innova family	Ion

	DNA and protein sequencing	Innova family	Ion

	Pollution Analysis	COMpex	Excimer

	Metrology (Measuring Technology)	OPTex, COMPex NovaTech	Excimer Excimer

	Spectroscopy	ScanMate, COMPex, Gator family	Dye, Excimer, Diode pumped solid-state

	Physical chemistry	ScanMate, COMPex	Dye, Excimer

	Photochemistry	ScanMate, COMPex	Dye, Excimer

	Medical (OEM)	OPTex, COMPex	Excimer

	Laser diagnostics and measurement	Modemaster Fieldmaster Labmaster	Electronics Electronics Electronics

	Thermal imaging	Infrared optics	Optical fabrication and coating

	Laser components	Optics for lasers	Optical fabrication and coating

	Bio instrumentation	Sapphire	OPS

    We design, manufacture and market a wide variety of lasers, laser-based systems and optical components and instruments, some of which are described below.

Semiconductor lasers

    Semiconductor lasers use the same principles as more conventional types of lasers but miniaturize the entire assembly into a monolithic structure using semiconductor wafer fabrication processes. The advantages of this type of laser include smaller size, longer life, enhanced reliability and greater efficiency. We manufacture a wide range of semiconductor laser products with wavelengths ranging from 650nm to 1000nm and output powers ranging from 60 watts for individual bars, to several hundred watts for stacked bars. These products are available in various forms of complexity, including the following: bare diodes on heat sinks; fiber-coupled single emitters and bars; stacked bars; and fully integrated modules and microprocessor-controlled units that contain power supplies and active coolers. Our infrared semiconductor lasers, which are manufactured from proprietary materials grown in our facility in Tutcore, Finland, differ from most other lasers in that they contain no aluminum in the active region. This provides our lasers with longer lifetimes and the ability to operate at broader temperature ranges.

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

SALES AND MARKETING

    We market our products domestically through a direct sales force. Our foreign sales are made principally to customers in Europe, Japan and other Asia-Pacific countries. We sell internationally through direct sales personnel located in Japan, the United Kingdom, Germany, Italy, Austria, France, Belgium, the Netherlands, Finland and the People's Republic of China, as well as through independent representatives in other parts of the world. Foreign sales accounted for 55% of our total net sales in fiscal 2001 and 59% of our total net sales in fiscal 2000. Sales made to independent representatives and distributors are generally priced in US dollars. Foreign sales that we make directly are generally priced in local currencies and are therefore subject to currency exchange fluctuations. Foreign sales are also subject to other normal risks of foreign operations, such as protective tariffs, export and import controls and political instability. Our products are broadly distributed, and no one customer accounted for more than 10% of total net sales during fiscal 2001 or fiscal 2000.

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

RESEARCH AND DEVELOPMENT

    We are committed to the development of new products as well as the improvement and refinement of existing products. We are primarily focusing our research and development efforts on the development of excimer lasers for DUV lithography, component products for the optical telecommunications and lasers for semiconductor-related markets. Expenditures for fiscal 2001 were $53.0 million, or 11% of net sales, compared to $40.7 million, also 11% of net sales, for fiscal 2000. We maintain separate research and development staffs for both of our reportable business segments. We work closely with customers, both individually and through our sponsored seminars, to develop products to meet customer application and performance needs. In addition, we are working with leading research and educational institutions to develop new photonics-based solutions.

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

    We have designed and implemented proprietary manufacturing tools, equipment and techniques in an effort to provide products that are differentiable from our competitors' products. These proprietary manufacturing techniques are utilized in a number of our product lines, including both ion and CO2 laser production, optics fabrication, coating and assembly operations, as well as the wafer growth for our semiconductor laser product family.

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

Operations

    Our electro-optical products are manufactured at sites in Santa Clara, San Jose and Auburn California; East Hanover, New Jersey; Bloomfield, Connecticut; Lübeck, Germany; Leicester, England; Glasgow, Scotland; Barendrecht, the Netherlands and Tampere, Finland. Our ion and CO2 lasers, some of our DPSS lasers, such as Verdi, Avia and Vitesse, semiconductor lasers and ultrafast scientific lasers are manufactured in Santa Clara, California and Bloomfield, Connecticut. Our optical component products and laser instrumentation products are manufactured at our facilities in Auburn, California. We manufacture exotic crystals in East Hanover, New Jersey.

    Our excimer laser products, including the lasers used in DUV lithography systems, are manufactured at Lambda Physik's and MicroLas' facilities in Göttingen, Germany. Lambda Physik's DPSS product is manufactured in Fort Lauderdale, Florida.

    We make DPSS lasers at our facility in Lübeck, Germany, including the 315M and 501Q lasers. Our facility in Tampere, Finland grows the aluminum-free materials that are incorporated into our semiconductor lasers. Additional optical fabrication, coatings and electro-optical assemblies are processed and manufactured at our site in Leicester, England. We make a range of advanced solid-state lasers used in developing applications, including scientific research and semiconductor test equipment, in Glasgow, Scotland. In Barendrecht, the Netherlands, we manufacture micro-machining systems that incorporate lasers manufactured in Santa Clara, California.

INTELLECTUAL PROPERTY

    We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We currently hold approximately 244 US and foreign patents, and we have approximately 240 additional pending patent applications that have been filed. The issued patents cover various products in all of the major markets that we serve.

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

COMPETITION

    Competition in the various laser markets in which we provide products is very intense. In the semiconductor and related manufacturing, materials processing, scientific research and printing markets, we compete against a number of companies, including Spectra-Physics Lasers, Inc., Cymer, Inc., Gigaphoton, Rofin-Sinar and Excel Technology. In the optical telecommunications market, we compete, or expect to compete, against JDS Uniphase Corporation and Spectra-Physics Lasers, Inc., among others. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Several of our competitors that have large market capitalizations or cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

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

BACKLOG

    At September 30, 2001, our backlog of orders scheduled for shipment was approximately $134.8 million, compared to $162.9 million at September 30, 2000 and $89.0 million at September 30, 1999. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by us had not been significant. However, in fiscal 2001, a significant global economic downturn in most of the markets in which we participate resulted in a number of order cancellations and postponements. Therefore, since orders are cancelable, the backlog of orders, at any one time, is not necessarily indicative of future revenues. We anticipate filling the present backlog within the next 12 months. Backlog at September 30, 2001 was lower than backlog at September 30, 2000 in both the Electro-Optics and Lambda Physik reportable business segments. Backlog at September 30, 2000 and September 30, 1999 was higher than at September 30, 1999 and September 30, 1998, respectively, in both operating segments.

EMPLOYEES

    As of September 30, 2001, we had 2,372 full-time employees. Approximately 371 are involved in research and development, 1,392 in operations, manufacturing and quality assurance, and 609 in sales, marketing, finance, legal and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations.

GOVERNMENT REGULATION

Environmental regulation

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Financial information relating to foreign and domestic operations for the three years ended September 30, 2001, is set forth in Note 14, "Segment Information", of the Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

    At September 30, 2001, our primary locations were as follows:

    Our corporate headquarters and major Electro-Optics facility is located in Santa Clara, California, consisting of approximately 8.5 acres of land and a 200,000-square-foot building that we own.

    Additional Electro-Optics facilities are located in Auburn, California, Lincoln, California and San Jose, California. The Auburn facilities consist of four buildings totaling 250,091 square feet, all of which we own, as well as a 1,500-square-foot building leased under a short-term lease. In Lincoln, we own 40 acres of land and two buildings totaling 137,000 square feet. The San Jose facility consists of a 28,800-square-foot building leased through February 2007 with a 5 year renewal option.

    During fiscal 1993, we sold the net assets of Coherent General, Inc. The sale did not include land consisting of approximately 36 acres (11 developed acres) and facilities consisting of an approximately 65,000-square-foot building owned by us in Sturbridge, Massachusetts. This building is currently leased (through December 2002) to Convergent Prima, Inc.

    Coherent GmbH's facility in Dieburg, Germany consists of a 33,598-square-foot building leased until February 2003 with a five year renewal option.

    Coherent Lübeck's facility in Lübeck, Germany consists of a 32,411-square-foot building leased through September 2003.

    Coherent Optics Europe Ltd.'s facilities consist of two leased buildings (four units) in Leicester, England totaling 34,537 square feet leased until December 2007.

    During fiscal 2001, we closed the operations at Coherent Ealing Electro-Optics Ltd. in Watford, England. The 8.7 acres of land and 37,900-square-foot building are owned by us and leased to Davin Optronics, Ltd. through April 2011.

    Coherent Tutcore's facility in Tampere, Finland where they manufacture semiconductor wafers consists of approximately 5 acres of land and a 42,198-square-foot building that we own.

    Coherent Japan's facilities include a 17,550-square-foot building in Tokyo leased through April 2003 and a 2,156-square-foot building in Osaka leased through March 2002.

    Coherent Scotland's facility in Glasgow, Scotland consists of a 5,000-square-foot building that we own and two leased buildings totaling 3,500 square feet with one lease expiring September 2002 and the other on an open ended basis with a three month termination notice.

    Lasertec BV's facility in Barendrecht, Netherlands consists of a 3,211-square-foot building leased until April 2006.

    During fiscal 2001, we acquired Crystal Associates in East Hanover, New Jersey and DEOS in Bloomfield, Connecticut. Crystal Associates' facility consists of a 30,000-square-foot building leased through February 2005. Coherent DEOS' facility consists of a 16,249-square-foot building leased through December 2002 with a 2 year renewal option.

    Lambda Physik AG's facility in Göttingen, Germany consists of four owned buildings totaling 119,500 square feet on 7.6 acres of owned land.

    Lambda Physik's domestic facility is located in Fort Lauderdale, Florida, consisting of a 28,312-square-foot building leased until August 2002.

    Lambda Physik Japan's facilities in Yokohama, Japan, consist of a 7,081-square-foot building leased through October 2002 and three buildings totaling 3,320 square feet under varying leases expiring from April 2002 through November 2004.

    We also acquired MicroLas Laser System GmbH in Göttingen, Germany, which consists of a 31,203-square-foot building leased until November 2005.

    We maintain sales and service offices under varying leases expiring from 2002 through 2014 in Korea, China, France, Italy, the United Kingdom and the Netherlands.

    As of September 30, 2001, buildings and improvements included costs of $9.9 million related to facilities in Lincoln, California which are not ready for their intended use and are not being depreciated. During fiscal 2001, construction on these facilities has been suspended. Timing for completion of the Lincoln facility is dependent upon market conditions including, but not limited to, worldwide market supply of and demand for optical telecommunications and semiconductor-related products and our operations, cash flows and alternative uses of capital. We intend to utilize this facility in our operations subsequent to September 30, 2002.

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

	Quarters Ended
	Year ended September 30, 2001				Year ended September 30, 2000
	Dec. 30	Mar. 31	June 30	Sept. 30	Jan. 1	Apr. 1	July 1	Sept. 30
Closing Price:
High	$61.25	$53.06	$45.50	$38.75	$29.88	$106.00	$83.88	$89.19
Low	$26.44	$29.69	$30.57	$25.75	$18.38	$25.69	$46.63	$57.38

    The number of stockholders of record as of November 26, 2001 was 1,733. No cash dividends have been declared or paid since Coherent was founded and we have no present intention to declare or pay cash dividends. Our agreements with the banks restrict the payment of dividends on its Common Stock. See Note 6, "Short-term Borrowings", of Notes to Consolidated Financial Statements.

    On July 26, 2000, we completed a public offering of 1,500,000 shares of common stock at an offering price of $65.00 per share. The net proceeds to us, after deducting underwriting discounts and offering expenses was $91,852,000. These net proceeds will be used for acquisitions of or investments in businesses, technologies and products, continued development of new technologies and general corporate purposes.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data has been restated to account for the discontinued Medical segment. See Note 2 of Notes to Consolidated Financial Statements.

	Years ended September 30,
Consolidated financial data
	2001(5)	2000(4)	1999(3)	1998(2)	1997(1)
	(In thousands, except per share data)
Net sales	$477,945	$383,983	$320,480	$273,425	$239,568
Gross profit	199,773	176,284	140,057	121,034	112,296
Income from continuing operations	$27,485	$61,224	$16,229	$17,231	$2,800
Income from continuing operations per share(6):
Basic	$0.99	$2.42	$0.68	$0.74	$0.12
Diluted	$0.95	$2.24	$0.66	$0.73	$0.12
Shares used in computation(6):
Basic	27,709	25,252	23,957	23,374	22,664
Diluted	28,817	27,319	24,633	23,749	23,480
Total assets (excluding discontinued operations)	$874,517	$591,313	$352,376	$281,733	$255,037
Long-term obligations	58,159	68,647	74,745	12,828	9,665
Other long-term liabilities	53,097	32,143	15,626	12,976	14,133
Minority interest in subsidiaries	49,367	48,855	3,945	3,664	4,348
Stockholders' equity	$598,295	$461,769	$277,098	$262,511	$230,991

(1)
Includes a $9.0 million, or $0.38 per diluted share, after-tax charge for the write-off of purchased in-process research and development.

(2)
Includes a $2.7 million, or $0.11 per diluted share, tax benefit associated with a favorable IRS ruling.

(3)
Includes a $2.7 million, or $0.11 per diluted share, after-tax charge for the write-off of purchased in-process research and development.

(4)
Includes a $33.5 million, or $1.23 per diluted share, after-tax gain on issuance of stock by our Lambda Physik AG subsidiary.

(5)
Includes a $5.8 million, or $0.20 per diluted share, after-tax charge for write-offs of inventory and open purchase commitments in our Lambda Physik segment. Includes a $1.6 million, or $0.06 per diluted share, after-tax charge for the write-off of purchased in-process research and development associated with the acquisitions of DEOS and MicroLas.

(6)
See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing income per share.

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

    We have two reportable business segments: Electro-Optics and Lambda Physik, which work with customers to provide cost-effective photonics-based solutions. In addition to the semiconductor and related manufacturing and optical telecommunications markets, the Electro-Optics segment focuses on markets such as materials processing, micromachining, scientific research, graphic arts and advanced packaging. Lambda Physik focuses on markets including lasers for lithography, the production of flat panel displays, inkjet printers, fiber bragg gratings, refractive surgery, scientific research, materials processing and micro-machining applications.

    We operate in a technologically advanced, dynamic and highly competitive environment. Our future operating results are, and will continue to be, subject to quarterly variations based on a variety of factors, many of which are beyond our control. While we attempt to identify and respond to these conditions in a timely manner, such conditions represent significant risks to our performance and financial condition.

    We conduct a significant portion of our business internationally. International sales accounted for 55%, 59% and 59% of our net sales for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. We anticipate that international sales will continue to account for a significant portion of our net sales in the foreseeable future. A large portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales results from exports to foreign distributors and resellers. In some cases, local labor rules and regulations limit our flexibility for modifying our short-term strategies. As a result, our international sales and operations are subject to the risks of conducting business internationally. See "Risk factors—We face risks associated with our international sales that could harm our financial condition and results of operations." We are also subject to the risks of fluctuating foreign exchange rates, which could materially adversely affect the sales price of our products in foreign markets as well as the costs and expenses of our international subsidiaries. While we use forward exchange contracts, currency swap contracts, currency options and other risk management techniques to hedge our currency exposure, we remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact our operations in the future or require us to modify current business practices.

    During the year, we took the steps that we considered necessary to strategically focus on those markets, technologies and opportunities that are best complemented by our core competencies. On April 30, 2001, we completed the sale of our Medical segment to Lumenis, Inc. (formerly ESC Medical Systems Ltd.) for a combination of cash, notes and Lumenis common stock with an estimated value of $236.0 million plus a potential earnout of an additional $25.0 million. The sale resulted in a one-time after-tax gain of $71.8 million, which is reflected in our results for the year ended September 30, 2001; the discontinued operations contributed an additional $1.4 million after-tax income for fiscal 2001.

    As a result, our consolidated financial statements have been restated to reflect the Medical segment for all periods presented as discontinued operations. Unless otherwise indicated, the following discussion relates to our continuing operations.

    During fiscal 2001, we made three strategic acquisitions, all of which were accounted for as purchases. The results of operations of each acquisition are included in our consolidated financial statements from the dates of acquisition.

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

    In April 2001, our Lambda Physik AG subsidiary acquired a 44% interest in the joint venture MicroLas Laser System GmbH (MicroLas) for $24.4 million in cash. Lambda Physik previously held 46% of MicroLas and is now the majority owner with 90% ownership. MicroLas manufactures optical components such as lenses and beam guidance systems that are used in connection with Lambda Physik lasers in production of the TFT flat-panel displays and inkjet printers. Upon consummation of the MicroLas acquisition, we immediately charged to expense $0.1 million representing purchased in-process research and development related to a development project that had not yet reached technological feasibility and had no alternative future use. We recorded the remaining $25.9 million excess of the purchase price, including $3.0 million of deferred tax liabilities, over the fair value of net assets acquired as goodwill and other intangibles, including patents, drawings and existing processes and acquired order backlog. The goodwill is being amortized over its estimated useful life of 10 years. The patents, drawings and existing processes are being amortized over their estimated useful lives of 10 and 5 years, respectively. The acquired order backlog is being amortized as the orders are recognized as revenue.

RESULTS OF OPERATIONS—YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

    The following table sets forth the pro forma income from continuing operations data for the three years ended September 30, 2001 and a reconciliation to actual income from continuing operations and net income:

	Years ended September 30,
	2001		2000		1999
	Amount	Earnings Per Diluted Share	Amount	Earnings Per Diluted Share	Amount	Earnings Per Diluted Share
	(Dollars in thousands, except for earnings per share)
Pro forma income from continuing operations	$34,916	$1.21	$27,673	$1.01	$18,913	$0.77
In-process research and development	(1,614)	(0.06)			(2,684)	(0.11)
Lambda Physik unusual charges	(5,817)	(0.20)
Gain on issuance of stock by subsidiary			33,551	1.23

Income from continuing operations	27,485	0.95	61,224	2.24	16,229	0.66
Income (loss) from discontinued operations	73,211	2.55	8,713	0.32	(4,388)	(0.18)
Cumulative effect of accounting change	54

Net Income	$100,750	$3.50	$69,937	$2.56	$11,841	$0.48

Consolidated Summary

    Income from continuing operations for fiscal 2001 was $27.5 million, or $0.95 per diluted share, including an after-tax $5.8 million, or $0.20 per diluted share, unusual charge for excess inventory and open purchase order commitments at Lambda Physik (unusual charge) and a $1.6 million, or $0.06 per diluted share, after-tax write-off of purchased in-process research and development (IPR&D). Pro forma income from continuing operations before the unusual charge and IPR&D was $34.9 million, or $1.21 per diluted share, for fiscal 2001. During fiscal 2000, our income from continuing operations was $61.2 million, or $2.24 per diluted share, which includes the fourth quarter $33.5 million, or $1.23 per diluted share, after-tax gain (the Lambda gain) as a result of an increase in the value of our 60.4% ownership interest in Lambda Physik following its initial public offering. Pro forma income from continuing operations, exclusive of the Lambda gain, for fiscal 2000 was $27.7 million, or $1.01 per diluted share. During fiscal 1999, our income from continuing operations was $16.2 million, or $0.66 per diluted share, including a $2.7 million, or $0.11 per diluted share, after-tax write-off of a portion of IPR&D resulting from the purchase of Star Medical. Pro forma income from continuing operations, exclusive of the IPR&D, for fiscal 1999 was $18.9 million, or $0.77 per diluted share.

    Pro forma income from continuing operations before income taxes and minority interest, excluding the unusual charge and IPR&D, for fiscal 2001 increased by $15.8 million, or 36%, to $59.5 million compared to pro forma income from continuing operations before income taxes and minority interest, excluding the Lambda gain, of $43.7 million in fiscal 2000, which increased by $14.9 million, or 52%, compared to pro forma income from continuing operations before income taxes and minority interest, excluding the IPR&D, of $28.8 million in fiscal 1999. The fiscal 2001 increase was primarily attributable to increases in sales volumes, lower selling, general and administrative expenses as a percentage of net sales and higher interest income. The fiscal 2000 increase was primarily attributable to increases in international sales volumes and higher gross profit as a percentage of net sales.

Net Sales

    The following table sets forth for the periods indicated the amount of net sales for our operating segments and net sales as a percentage of total net sales.

	Years ended September 30,
	2001		2000		1999
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Consolidated:
Domestic	$213,365	44.6%	$155,619	40.5%	$130,442	40.7%
International	264,580	55.4%	228,364	59.5%	190,038	59.3%

Total	$477,945	100.0%	$383,983	100.0%	$320,480	100.0%

Electro-Optics:
Domestic	$172,833	36.2%	$135,090	35.2%	$109,675	34.2%
International	183,997	38.5%	155,146	40.4%	137,712	43.0%

Total	$356,830	74.7%	$290,236	75.6%	$247,387	77.2%

Lambda Physik:
Domestic	$40,532	8.4%	$20,529	5.3%	$20,767	6.5%
International	80,583	16.9%	73,218	19.1%	52,326	16.3%

Total	$121,115	25.3%	$93,747	24.4%	$73,093	22.8%

Consolidated

    During fiscal 2001, net sales increased by $93.9 million, or 24%, to $477.9 million from $384.0 million in fiscal 2000, primarily as a result of increased sales volumes in both reportable segments. Domestic sales increased at a higher rate than international sales for a total increase of $57.7 million, or 37%. International sales were 55% of net sales in fiscal 2001 and 59% in fiscal 2000.

    During fiscal 2000, net sales increased by $63.5 million, or 20%, to $384.0 million from $320.5 million in fiscal 1999, primarily as a result of higher sales volumes in both reportable segments. International sales grew at a slightly higher rate than domestic sales for a total increase of $38.3 million, or 20%. International sales were 59% of net sales in both fiscal 2000 and fiscal 1999.

Electro-Optics

    Electro-Optics net sales increased by $66.6 million, or 23%, in fiscal 2001 to $356.8 million from $290.2 million in fiscal 2000. Domestic sales increased by $37.7 million, or 28%, and international sales increased by $28.9 million, or 19%, in fiscal 2001. Sales increased primarily due to higher sales volumes in commercial solid state products, including semiconductor lasers to the non-metal printed circuit board or PCB, hole drilling, materials processing, optical telecommunications and computer-to-plate markets. Fiscal 2001 optical telecommunications market sales increased 87% to $20.5 million from the prior year.

    Electro-Optics net sales increased by $42.8 million, or 17%, in fiscal 2000 to $290.2 million from $247.4 million in fiscal 1999. Domestic sales increased by $25.4 million, or 23%, and international sales increased by $17.4 million, or 13%, in fiscal 2000. Sales increased primarily due to higher sales volumes in commercial solid state products, including semiconductor lasers to the non-metal printed circuit board or PCB, hole drilling, optical telecommunications and computer-to-plate markets. Fiscal 2000 optical telecommunications market sales increased 174% to $11.0 million from the prior year.

Lambda Physik

    Lambda Physik net sales increased by $27.4 million, or 29%, in fiscal 2001 to $121.1 million from $93.7 million in fiscal 2000. Domestic sales increased by $20.0 million, or 97%, and international sales increased by $7.4 million, or 10%. The increase in sales was primarily due to increased shipments of commercial products, especially lasers used in the manufacture of flat-panel display systems and lithography.

    Lambda Physik net sales increased by $20.6 million, or 28%, in fiscal 2000 to $93.7 million from $73.1 million in fiscal 1999. International sales increased by $20.9 million, or 40%, while domestic sales decreased by $0.3 million, or 1%. The increase in sales was primarily due to increased shipments of commercial products, primarily lasers used in lithography systems.

Gross Profit

Consolidated

    The consolidated gross profit rate decreased by 4.1% to 41.8% in fiscal 2001 from 45.9% in fiscal 2000. The gross profit rate was negatively impacted by 2.9% due to an unusual charge of $13.9 million for excess inventory and open purchase order commitments in the Lambda Physik segment. The pro forma consolidated gross profit rate, excluding the unusual charge, decreased 1.2% to 44.7% in fiscal 2001 from 45.9% in fiscal 2000. The decrease in the pro forma gross profit rate was primarily due to under utilization of capacity due to the ramp-up of new optics and telecommunications manufacturing facilities and unfavorable manufacturing variances in the Electro-Optics segment and higher inventory provisions and under utilization of capacity due to the ramp-up of lithography manufacturing facilities in the Lambda Physik segment as well as the weakening of the US dollar against foreign currencies in both segments.

    The consolidated gross profit rate increased by 2.2% to 45.9% in fiscal 2000 from 43.7% in fiscal 1999. The increase in the gross profit resulted primarily from higher sales volumes, lower warranty expenses and lower inventory provisions in the Electro-Optics segment.

Electro-Optics

    The gross profit rate decreased by 1.5% to 45.6% in fiscal 2001 from 47.1% in fiscal 2000. The decrease was primarily due to under utilization of capacity due to the ramp-up of new optics and telecommunications manufacturing facilities, unfavorable manufacturing variances and the weakening of the US dollar against foreign currencies, as an increasing portion of our sales denominated in US dollars are built at our European manufacturing facilities.

    The gross profit rate increased by 2.9% to 47.1% in fiscal 2000 from 44.2% in fiscal 1999. The increase was primarily due to increased sales of higher gross profit commercial solid-state products, higher sales volumes relative to fixed overhead costs and higher sales volumes without corresponding increases in warranty expense and inventory provisions.

Lambda Physik

    The gross profit rate decreased by 11.8% to 30.1% in fiscal 2001 from 41.9% in fiscal 2000. The gross profit rate was negatively impacted by 11.4% due to an unusual charge of $13.9 million for excess inventory and open purchase order commitments. The pro forma gross profit rate, excluding the unusual charge, decreased 0.4% to 41.5% in fiscal 2001 from 41.9% in fiscal 2000. The decrease in the pro forma gross profit rate was primarily due to higher inventory provisions and under utilization of capacity due to the ramp-up of lithography manufacturing facilities as well as the weakening of the US dollar.

    The gross profit rate was flat in fiscal 2000, decreasing 0.1% to 41.9% in fiscal 2000 from 42.0% in fiscal 1999.

Operating Expenses

	Years ended September 30,
	2001		2000		1999
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$52,961	11.1%	$40,662	10.6%	$32,097	10.0%
In-process research and development	2,471	0.5%			4,000	1.2%
Selling, general and administrative	104,746	21.9%	89,398	23.3%	75,991	23.7%
Intangibles amortization	5,262	1.1%	3,029	0.8%	2,150	0.7%

Total operating expenses	$165,440	34.6%	$133,089	34.7%	$114,238	35.6%

    Fiscal 2001 operating expenses increased by $32.4 million, or 24%, from fiscal 2000. As a percentage of net sales, operating expenses decreased to 34.6% in fiscal 2001 from 34.7% in fiscal 2000. Exclusive of the fiscal 2001 write-off of purchased in-process research and development, operating expenses increased by $29.9 million, or 22%, but as a percentage of net sales decreased to 34.1% from 34.7%.

    Fiscal 2000 operating expenses increased by $18.9 million, or 17%, from fiscal 1999. As a percentage of net sales, operating expenses decreased to 34.7% in fiscal 2000 from 35.6% in fiscal 1999. Exclusive of the fiscal 1999 write-off of purchased in-process research and development, operating expenses increased by $22.9 million, or 21%, and as a percentage of net sales increased to 34.7% from 34.4%.

Research and development

    Fiscal 2001 IPR&D expenses increased by $12.3 million, or 30%, from fiscal 2000 and increased to 11.1% from 10.6% of net sales. The increase was primarily due to increased spending for headcount and supplies on optical telecommunications and lithography projects.

    Fiscal 2000 research and development expenses increased by $8.6 million, or 27%, from fiscal 1999 and increased to 10.6% from 10.0% of net sales. The increase was primarily due to increased spending, including headcount, on lithography, optical telecommunication and other projects.

In-process research and development

    Fiscal 2001 IPR&D expenses of $2.5 million resulted from our acquisitions of DEOS and MicroLas. See Note 3 of Notes to Consolidated Financial Statements.

    Fiscal 1999 IPR&D expenses of $4.0 million represents a portion of IPR&D which resulted from our acquisition of Star Medical. See Note 3 of Notes to Consolidated Financial Statements.

Selling, general and administrative

    Fiscal 2001 selling, general and administrative expenses increased by $15.3 million, or 17%, from fiscal 2000, but decreased as a percentage of net sales from 23.3% to 21.9%. The dollar increase was primarily due to higher commissions as a result of higher sales, increased investments in information technology, higher costs for the Lambda Physik segment to comply with legal and stock exchange requirements and higher payroll-related expenses.

    Fiscal 2000 selling, general and administrative expenses increased by $13.4 million, or 18%, from fiscal 2000, but decreased as a percentage of net sales from 23.7% to 23.3%. The dollar increase was primarily due to higher commissions as a result of higher sales, increased investments in information technology and higher payroll-related expenses.

Intangibles amortization

    Fiscal 2001 intangibles amortization expenses increased by $2.2 million, or 74%, primarily due to the acquisitions of MicroLas and DEOS in April 2001, Crystal Associates in November 2000 and LaserTec in May 2000.

    Fiscal 2000 intangibles amortization expenses increased by $0.9 million, or 41%, primarily due to the acquisition of a portion of Star and LaserTec.

Other income (expense)

    Other income, net of other expenses, decreased by $46.8 million during fiscal 2001 compared to fiscal 2000. The decrease was primarily due to the fiscal 2000 $55.1 million gain as a result of an increase in the value of our ownership interest in Lambda Physik AG following its initial public offering, partially offset by increased interest income, dividends and gains on increased investments as a result of our fiscal 2000 public offering, our subsidiary Lambda Physik's fiscal 2000 initial public offering and the fiscal 2001 sale of our medical segment.

    Other income, net of other expenses, increased by $56.6 million during fiscal 2000 compared to fiscal 1999. The increase was primarily due to our $55.1 million gain as a result of an increase in the value of our ownership interest in Lambda Physik AG following its initial public offering as well as increased interest income on increased investments and non-recurrence of other miscellaneous expenses, partially offset by increased interest expense on the Star acquisition debt. Our ownership interest in Lambda Physik decreased from 80.0% to 60.4% as a result of the initial public offering.

Minority interest in subsidiaries earnings

    Minority interest in subsidiaries earnings decreased by $1.4 million during fiscal 2001 compared to fiscal 2000 primarily due to lower profitability in our Lambda Physik segment.

    Minority interest in subsidiaries earnings increased by $0.8 million during fiscal 2000 compared to fiscal 1999. The increase was primarily due to the increased profitability of our Lambda Physik subsidiaries and our Tutcore subsidiary.

Income taxes

    The effective tax rate on income from continuing operations (before minority interest) for fiscal 2001 was 35.1% compared to 36.1% for fiscal 2000. The pro forma tax rate for fiscal 2001, excluding the $5.8 million after-tax unusual charge for excess inventory and open purchase order commitments at Lambda Physik, and the $1.6 million after-tax write-off of IPR&D was 35.1%. The pro forma effective tax rate for fiscal 2000, excluding the $33.5 million after-tax gain on the issuance of Lambda Physik subsidiary stock, was 32.2%. The pro forma effective tax rate increased as a result of increased profit before income taxes in fiscal 2001, changes in the distribution of taxable income among jurisdictions with varying rates offset by increased foreign tax credits.

    The effective tax rate on income from continuing operations (before minority interest) for fiscal 2000 was 36.1% compared to 30.1% for fiscal 1999. The pro forma tax rate on income from continuing operations (before minority interest) for fiscal 2000, excluding the $33.5 million after-tax gain on the issuance of Lambda Physik subsidiary stock, was 32.2%. The pro forma effective tax rate for fiscal 1999, excluding the $2.7 million after-tax write-off of purchased in-process research and development, was 30.5%. The pro forma effective tax rate increased as a result of higher profit before income taxes in fiscal 2000, changes in the distribution of taxable income among jurisdictions with varying rates offset by higher foreign tax credits.

FINANCIAL CONDITION

Liquidity and capital resources

    At September 30, 2001, our primary sources of liquidity were cash, cash equivalents, short-term investments and available-for-sale securities of $226.7 million. In addition, we held $109.1 million of restricted Lumenis common stock. The Lumenis common stock is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement. Additional sources of liquidity were a multi-currency line of credit and bank credit facilities totaling $71.9 million as of September 30, 2001, of which $59.8 million was unused and available. During fiscal 2001, these credit facilities were used in the United States, Japan and Europe. Because of our low debt to equity ratio, we believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and cash equivalents, short-term investments and available lines of credit are expected to be sufficient to fund operations for at least the next 12 months. We are subject to certain financial covenants related to our lines of credit. At September 30, 2001, we were in compliance with these covenants.

    During the first quarter of fiscal 1997, we signed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California, which we are subleasing to our former Medical segment, doing business as Lumenis. The lease expires in December 2001. We have an option to purchase the property for $24.0 million, renew the lease for an additional five years or at the end of the lease arrange for the sale of the property to a third party while retaining an obligation to the owner for the difference between the sale price, if less than $20.8 million, and $20.8 million, subject to certain provisions of the lease. If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of approximately $20.8 million. We occupied the building in July 1998 and commenced lease payments at that time. The lease requires that we maintain specified financial covenants. At September 30, 2001, we were in compliance with these covenants.

    We have committed approximately $10.0 million to provide coating equipment in our Electro-Optics facility in Auburn, California as well as an additional $2.2 million in building improvements to expand our manufacturing capacity at this facility. We have committed approximately $2.3 million for equipment for the growth and development of telecommunications products in our Electro-Optics facility in Tampere, Finland. We have also committed $2.0 million for equipment and building improvements in our Lincoln, California Electro-Optics facilities as well as $1.7 million for building improvements, including a cleanroom, in our Electro-Optics facility in San Jose, California.

Changes in financial condition

    Cash, cash equivalents and short-term investments increased $79.6 million, or 31%, in fiscal 2001.

    Cash and cash equivalents, at September 30, 2001, decreased by $79.1 million, or 51%, from September 30, 2000. Operations and changes in exchange rates used $54.1 million, including $49.7 million, net, used to purchase short-term investments and $51.1 million used by operating assets and liabilities (primarily inventories, accounts receivable and taxes payable), partially offset by income from continuing operations after accounting change of $27.5 million and depreciation and amortization of $25.6 million. Investing activities used $50.3 million, including $86.8 million used to acquire property and equipment, net, $52.8 million used to acquire businesses and $0.4 million, net, used for other investing activities, partially offset by $89.7 million cash proceeds from the sale of our Medical segment. Financing activities provided $26.6 million with $21.5 million from the sale of shares under our employee stock plans, net debt borrowings of $4.3 million and other $0.8 million. Net cash used for discontinued operations was $1.3 million.

    Net accounts receivable increased $17.3 million, or 24%, from September 30, 2000 to September 30, 2001 primarily as a result of increased sales volumes and slower customer payments due to current economic conditions.

    Net inventories increased $23.0 million, or 27%, from September 30, 2000 to September 30, 2001 primarily due to increases in the Lambda Physik segment to support the lithography business and the purchase of MicroLas and due in part to increases in the Electro-Optics segment to support increased sales and the acquisitions of Crystal and DEOS.

    Net property, plant and equipment increased $72.1 million, or 75%, from September 30, 2000 to September 30, 2001 primarily due to expansion of our facilities and equipment purchases for the production of optical telecommunications and lithography products, increased investments in information technology and the acquisitions of Crystal, MicroLas and DEOS.

    Goodwill increased $18.4 million, or 143%, primarily due to the acquisitions of MicroLas, Crystal and DEOS.

    Other assets increased $62.8 million, or 229%, primarily due to increased deferred tax assets, other intangible assets from the purchase of DEOS, MicroLas and Crystal and a note received as consideration for the sale of our Medical segment.

    Short-term borrowings increased $17.3 million, or 412%, from September 30, 2000 to September 30, 2001 primarily due to borrowings in our Lambda Physik segment to pay off intercompany loans and finance capital investments.

    Long-term obligations decreased $10.5 million, or 15%, from September 30, 2000 to September 30, 2001 primarily due to principal payments on the debt used to finance our acquisition of Star Medical.

    Other long-term liabilities increased $21.0 million, or 65%, from September 30, 2000 to September 30, 2001 primarily due to increased deferred income tax liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

    A portion of our investment portfolio is composed of income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2001, the fair value of the portfolio would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

    At September 30, 2001, the fair value of the trading debt securities was $129.0 million.

    At September 30, 2001, we had fixed rate long-term debt of approximately $64.2 million, and a hypothetical 10% decrease in interest rates would not have a material impact on the fair market value of this debt. We do not hedge any interest rate exposures.

Foreign currency exchange risk

    We maintain operations in various countries outside of the United States and foreign subsidiaries that manufacture and sell our products in various global markets. As a result, our earnings and cash flows are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through operational strategies and financial market instruments. We utilize hedge instruments, primarily forward contracts with maturities of twelve months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in non-functional currencies. We do not use derivative financial instruments for trading purposes.

    Looking forward, we do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

    Excluding Lambda Physik, a hypothetical 10 percent appreciation of the forward adjusted US dollar to September 30, 2001 and September 30, 2000 market rates would decrease the unrealized value of our forward contracts by $1.6 million and $2.2 million, respectively. Conversely, a hypothetical 10 percent depreciation of the forward adjusted US dollar to September 30, 2001 and September 30, 2000 market rates would increase the unrealized value of our forward contracts by $1.9 million and $2.7 million, respectively.

    The following table provides information about our foreign exchange forward contracts at September 30, 2001. The table presents the value of the contracts in US dollars at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value. The U.S. notional fair value represents the contracted amount valued at September 30, 2001 rates.

    Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	US Notional Contract Value	US Notional Fair Value
Remeasurement:
Euro	0.8695	$10,777	$11,257
British Pound Sterling	1.4289	5,837	5,993
Japanese Yen	120.4141	(6,344)	(6,442)
Cash Flow:
Euro	0.9115	$3,464	$3,440
British Pound Sterling	1.4581	933	933
Japanese Yen	117.8566	2,304	2,303

    At Lambda Physik, a hypothetical 10 percent appreciation of the German Mark to September 30, 2001 and September 30, 2000 market rates would decrease the unrealized value of our forward contracts by 3.5 million and 1.8 million DEM, respectively. Conversely, a hypothetical 10 percent depreciation of the German Mark to September 30, 2001 and September 30, 2000 market rates would increase the unrealized value of our forward contracts by 4.2 million and 7.7 million DEM, respectively.

    The following table provides information about Lambda Physik's foreign exchange forward contracts at September 30, 2001. The table presents the value of the contracts in German Marks at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value. The DEM notional fair value represents the contracted amount valued at September 30, 2001 rates.

    Forward contracts to sell foreign currencies for German Marks (in thousands, except contract rates):

	Average Contract Rate	DEM Notional Contract Value	DEM Notional Fair Value
Remeasurement:
Japanese Yen	0.0178	6,825	6,937
US Dollars	2.2244	12,902	12,464
Cash Flow:
Japanese Yen	0.0180	14,725	14,952
US Dollar	2.1264	3,615	3,655

    In addition to forward contracts, we have a variable interest loan to hedge our firm commitment to one Euro customer through June 2004. As of September 30, 2001 the fair value of the loan is $476,000 at 5.75%. A hypothetical 10% fluctuation in interest rates and currency exchange rates would not have a material impact on the financial statements.

EQUITY PRICE RISK

    We have investments in publicly-traded equity securities. As we account for these securities as available-for-sale, unrealized gains and losses resulting from changes in the fair value of these securities are reflected in stockholders' equity, and not reflected in earnings until the securities are sold. As of September 30, 2001, the fair market value of these securities was $109.2 million and unrealized loss on these securities was $10.1 million (net of $5.2 million in income tax). $109.1 million of these securities represents an investment in Lumenis common stock. The Lumenis common stock received is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement. Currently, we do not hedge our investment in Lumenis stock. Due to the nature and terms of this security, we may have a material change in the value of our investment related to future price fluctuations of the security.

ADOPTION OF ACCOUNTING STANDARDS

    Effective October 1, 2000, we adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101). SAB 101 summarizes certain of the SEC's views in applying GAAP to revenue recognition in financial statements. The Company's previous policy was to recognize product installation revenue upon shipment and to accrue product installation costs at the time revenue was recognized. Upon adoption of SAB 101, the Company defers installation revenue until installation has been completed and recognizes installation costs as incurred.

    The cumulative effect of the change, totaling $112,000 (net of income taxes of $58,000), is shown as a one-time charge to income in the consolidated statements of income. If SAB 101 had been adopted at the beginning of fiscal 1999, the effect on the results of operations for the years ended September 30, 2000 and 1999, would not have been material.

    Effective October 1, 2000, we adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) as amended. The statement requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense).

    The transition adjustment to implement SFAS 133 on October 1, 2000, which is presented as a cumulative effect of change in accounting principle, increased earnings by $166,000 (net of income taxes of $94,000) and decreased OCI by $275,000 (net of income taxes of $150,000). The net derivative losses included in OCI as of October 1, 2000 were comprised of hedges on backlog which were reclassified into earnings during the twelve months ended September 30, 2001 and a hedge related to a building purchase option which will be amortized into earnings through December 2020.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS 141 did not have a material impact on our financial position, results of operations or cash flows.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal years beginning after March 15, 2001. We expect to adopt the pronouncement as of October 1, 2001. Upon adoption of SFAS 142, we will stop the amortization of goodwill with a net carrying value of $32.1 million at September 30, 2001 and annual amortization of $4.1 million, including amortization resulting from the acquisitions of Crystal in November 2000 and DEOS and MicroLas in April 2001, that resulted from business combinations initiated prior to the adoption of SFAS 141, "Business Combinations". We have not yet determined the impact of the adoption of SFAS 142 on our consolidated financial statements.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Companies are required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We expect to adopt SFAS 144 as October 1, 2002. We have not yet determined the impact this standard will have on our operating results and financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14 (a) for an index to the Consolidated Financial Statements and Supplementary Financial Information, which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On March 7, 2001, Lambda Physik AG (Lambda Physik), a majority-owned subsidiary of Coherent, Inc. (Coherent), dismissed Deloitte & Touche LLP, which had previously served as Lambda's independent accountants, and engaged Arthur Andersen Wirtschaftsprüfungsgesellschaft Steuerberatungsgesellschaft mbH as its new independent accountants.

    Deloitte & Touche LLP still serves as Coherent's independent public accountants.

    The report of Deloitte & Touche on Lambda Physik's consolidated financial statements for the two most recent fiscal years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with Deloitte & Touche's audit of Lambda Physik's financial statements for the years ended September 30, 1999 and 2000, and through March 7, 2001, Deloitte & Touche had no disagreements with the company or Lambda Physik on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused them to make reference to those disagreements in their report on Lambda Physik's consolidated financial statements for the years ended September 30, 1999 and 2000. At Coherent's request, Deloitte & Touche furnished a letter addressed to the Securities and Exchange Commission stating that it agrees with the previous statements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding our directors will be set forth under the caption "Election of Directors—Nominees" in our proxy statement for use in connection with the Annual Meeting of Stockholders to be held in March 2002, (the "2001 Proxy Statement") and is incorporated herein by reference. The 2001 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

    Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Office Held
Bernard J. Couillaud, PhD	57	President and Chief Executive Officer
Robert J. Quillinan	54	Executive Vice President and Chief Financial Officer
John R. Ambroseo, PhD	40	Executive Vice President and Chief Operating Officer
Vittorio Fossati-Bellani, PhD	54	Executive Vice President, President and General Manager, Coherent Telecom-Actives Group
Kevin McCarthy	45	Executive Vice President and Chief Information Officer
Ron Victor	56	Executive Vice President, Human Resources
Dennis C. Bucek	56	Senior Vice President, Treasurer and Assistant Secretary
Scott H. Miller	47	Senior Vice President and General Counsel

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

    Mr. Quillinan has served as our Executive Vice President and Chief Financial Officer since July 1984 and as a member of our Board of Directors since June 2001. Mr. Quillinan served as Vice President and Treasurer from March 1982 to July 1984 and as Corporate Controller from May 1980 to March 1982. Mr. Quillinan received his MS degree in Accounting from Clarkson University and is a CPA.

    Dr. Ambroseo was appointed Chief Operating Officer on June 11, 2001. Dr. Ambroseo has served as our Executive Vice President and as President and General Manager of the Coherent Photonics Group since September 2000. From September 1997 to September 2000, Dr. Ambroseo served as our Executive Vice President and as President and General Manager of the Coherent Laser Group. From March 1997 to September 1997, Dr. Ambroseo served as our Scientific Business Unit Manager. From August 1988, when Dr. Ambroseo joined us, until March 1997, he served as a Sales Engineer, Product Marketing Manager, National Sales Manager and Director of European Operations. Dr. Ambroseo received his PhD in Chemistry from the University of Pennsylvania.

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

    Mr. McCarthy has served as Executive Vice President and Chief Information Officer since May 2000. From August 1999 to May 2000, he was Chief Information Officer for Unisphere Solutions, Inc., a subsidiary of Siemens AG, a large diversified industrial company. From September 1993 to July 1999, he was Vice President Information Technology for General Instrument, Inc., a company that develops and sells interactive video, voice and data products. Mr. McCarthy received a BS degree from Lafayette College and an MBA from the Wharton School of Business.

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

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding remuneration of our directors and executive officers will be set forth under the caption "Election of Directors—Executive Compensation" in our 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management will be set forth under the captions "Information Concerning Solicitation and Voting—Record Date and Share Ownership" and "Election of Directors—Security Ownership of Management" in our 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions will be set forth under the caption "Election of Directors—Certain Transactions" in our 2001 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND FORM 8-K REPORTS

		Page
(a)	1. Index to Consolidated Financial Statements
	The following Consolidated Financial Statements of Coherent, Inc. and its subsidiaries are filed as part of this report on Form 10-K:
	Management's Responsibility for Financial Reporting	50
	Independent Auditors' Report—Deloitte and Touche LLP	51
	Report of Independent Auditors—Arthur Andersen Wirtschaftsprüfungsgesellschaft Steuerberatungsgesellschaft mbH	52
	Consolidated Balance Sheets—September 30, 2001 and 2000	53
	Consolidated Statements of Income—Years ended September 30, 2001, 2000 and 1999	54
	Consolidated Statements of Stockholders' Equity—Years ended September 30, 2001, 2000 and 1999	55
	Consolidated Statements of Cash Flows—Years ended September 30, 2001, 2000 and 1999	56
	Notes to Consolidated Financial Statements	58
	2. Consolidated Financial Statement Schedules
	Schedule II—Valuation and Qualifying Accounts	85

	Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.
	3. Exhibits
Exhibit Numbers
2.1	*	Agreement and Plan of Merger. (Previously filed as Exhibit 2.1 to Form 10-K for the fiscal year ended September 29, 1990.)
3.1	*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990.)
3.2	*	Bylaws, as amended. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 29, 1990.)
4.1	*	Amended and Restated Common Shares Rights Agreement dated November 2, 1989 between Coherent and the Bank of Boston. (Previously filed as Exhibit 4.1 to Form 8-K filed on November 3, 1989.)
10.1	*	1987 Incentive Stock Option Plan and forms of agreement. (Previously filed as Exhibit 10.18 to Form 10-K for the fiscal year ended September 30, 1989.)
10.2	*	Productivity Incentive Plan, as amended. (Previously filed as Exhibit 10.19 to Form 10-K for the fiscal year ended October 1, 1988.)

10.3	*	Employee Stock Purchase Plan and form of Subscription Agreement, as amended. (Previously filed as Exhibit 10.20 to Form 10-K for the fiscal year ended October 1, 1988.)
10.4	*	Coherent Employee Retirement and Investment Plan. (Previously filed as Exhibit 10.23 to Form 8, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 25, 1982.)
10.5	*	1995 Stock Plan and forms of agreement. (Previously filed as Exhibit 10.34 to Form 10-K for the fiscal year ended September 28, 1996.)
10.6	*
Note Purchase Agreement by and between Coherent, Inc. and the purchasers of $70 million series notes dated May 18, 1999. (Previously filed as Exhibit 10.36 to Form 10-K for the fiscal year ended October 2, 1999.)
10.7	*	1998 Director Option Plan. (Previously filed as Exhibit 10.37 to Form 10-K for the fiscal year ended September 30, 2000.)
10.8	*
Asset Purchase Agreement by and among ESC Medical Systems, Ltd., Energy Systems Holdings, Inc., and Coherent, Inc., dated as of February 25, 2001. (Previously filed as Exhibit 2.1 to Form 8-K filed on March 5, 2001.)
10.9	*
First amendment to Asset Purchase Agreement by and between ESC Medical Systems, Ltd., Energy Systems Holdings, Inc., and Coherent, Inc., dated as of April 30, 2001. (Previously filed as Exhibit 4 to Schedule 13 D/A filed on May 10, 2001.)
10.10	*
Registration Rights Agreement by and between ESC Medical Systems, Ltd. and Coherent, Inc., dated as of April 30, 2001. (Previously filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2001.)
10.11		Employee Stock Purchase Plan, as amended.
21.1		Subsidiaries.
23.1		Consent of Deloitte & Touche LLP
23.2		Independent Auditors' Consent—Arthur Andersen Wirtschaftsprüfungsgesellschaft Steuerberatungsgesellschaft mbH
(b)
Reports on Form 8-K

(1)
The Company filed a report on Form 8-K on March 5, 2001 relating to its sale of the Medical segment to Lumenis, Inc.

(2)
The Company filed a report on Form 8-K on March 13, 2001 relating to a change in the certifying accountant of its majority-owned Lambda Physik subsidiary.

(3)
The Company filed a report on Form 8-K on May 15, 2001 relating to the completion of its sale of the Medical segment to Lumenis, Inc.

*
These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 18, 2001.

COHERENT, INC.
/s/ BERNARD COUILLAUD By: Bernard Couillaud President and Chief Executive Officer

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ BERNARD J. COUILLAUD Bernard J. Couillaud (Director, President & Chief Executive Officer)	December 18, 2001 Date
/s/ ROBERT J. QUILLINAN Robert J. Quillinan (Director, Executive Vice President & Chief Financial Officer)	December 18, 2001 Date
/s/ HENRY E. GAUTHIER Henry E. Gauthier (Director, Chairman of the Board)	December 18, 2001 Date
/s/ CHARLES W. CANTONI Charles W. Cantoni (Director)	December 18, 2001 Date
/s/ FRANK CARRUBBA Frank Carrubba (Director)	December 18, 2001 Date
/s/ JERRY E. ROBERTSON Jerry E. Robertson (Director)	December 18, 2001 Date
/s/ JOHN H. HART John H. Hart (Director)	December 18, 2001 Date

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

    Management maintains a system of internal controls and procedures designed to provide reasonable assurance that transactions are executed in accordance with proper authorization, that transactions are properly recorded in our records, that assets are safeguarded and that accountability for assets is maintained. The concept of reasonable assurance is based on the recognition that the cost of maintaining our system of internal accounting controls should not exceed benefits expected to be derived from the system. Internal controls and procedures are periodically reviewed and revised, when appropriate, due to changing circumstances and requirements. Independent auditors are appointed by our Board of Directors and ratified by our shareholders to audit the financial statements in accordance with auditing standards generally accepted in the United States of America and to independently assess the fair presentation of our financial position, results of operations and cash flows. Their reports follow this report.

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

Robert J. Quillinan
Executive Vice President & Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Coherent, Inc.:

    We have audited the accompanying consolidated balance sheets of Coherent, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the consolidated financial statement schedule listed in Item 14.(a)2. These financial statements and the financial statement schedule are the responsibility of Coherent's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We did not audit the consolidated financial statements of Lambda Physik AG and subsidiaries (Lambda Physik) for the year ended September 30, 2001, which statements reflect total assets and total revenues constituting 19% and 26%, respectively, of the related consolidated totals for that year. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Lambda Physik for the year ended September 30, 2001, is based solely on the report of such other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Coherent, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
October 29, 2001

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and the Supervisory Board of Lambda Physik AG:

    We have audited the consolidated financial statements of Lambda Physik AG and subsidiaries as of September 30, 2001, including the consolidated balance sheet and the related consolidated statements of income, cash flows, changes in shareholders' equity and notes for the year then ended (not presented separately herein).

    The legal representatives of the company are responsible for the preparation and content of the consolidated financial statements. Our responsibility is to express an opinion, based on our audit, whether these consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP).

    We conducted our audit in accordance with the German Auditing Rules and in compliance with the generally accepted standards of auditing prescribed by the German Institute of Certified Public Accountants (Institut der Wirtschaftsprüfer) and in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the legal representatives, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above (not presented separately herein) present fairly, in all material respects, the consolidated financial position of Lambda Physik AG and subsidiaries as of September 30, 2001, and the results of their operations and their cash flows in accordance with United States generally accepted accounting principles.

Arthur Andersen
Wirtschaftsprüfungsgesellschaft
Steuerberatungsgesellschaft mbH

Hentschel Wirtschaftsprüfer	Boelsems Wirtschaftsprüfer

Hanover, Germany
October 29, 2001

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2001	September 30, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,409	$156,521
Short-term investments	258,414	99,681
Accounts receivable—net of allowances of $4,794 (2001) and $3,553 (2000)	90,688	73,353
Inventories	107,980	84,965
Net current assets of discontinued operations		66,594
Prepaid expenses and other assets	24,120	21,019
Deferred tax assets	25,826	18,996

TOTAL CURRENT ASSETS	584,437	521,129

PROPERTY AND EQUIPMENT	251,318	163,138
ACCUMULATED DEPRECIATION AND AMORTIZATION	(82,782)	(66,687)

Property and equipment—net	168,536	96,451

GOODWILL—net of accumulated amortization of $14,660 (2001) and $11,821 (2000)	31,329	12,909
NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS		51,773
OTHER ASSETS	90,215	27,418

	$874,517	$709,680

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$21,545	$4,211
Current portion of long-term obligations	10,020	7,687
Accounts payable	18,002	23,013
Income taxes payable	4,322	5,415
Other current liabilities	61,710	57,940

TOTAL CURRENT LIABILITIES	115,599	98,266

LONG-TERM OBLIGATIONS	58,159	68,647
OTHER LONG-TERM LIABILITIES	53,097	32,143
MINORITY INTEREST IN SUBSIDIARIES	49,367	48,855
STOCKHOLDERS' EQUITY:
Common stock, par value $.01:
Authorized—500,000 shares (2001) and 50,000 shares (2000) Outstanding—28,426 shares (2001) and 27,102 shares (2000)	283	270
Additional paid-in capital	270,873	227,973
Notes receivable from stock sales	(861)	(1,392)
Accumulated other comprehensive loss	(13,425)	(5,757)
Retained earnings	341,425	240,675

TOTAL STOCKHOLDERS' EQUITY	598,295	461,769

	$874,517	$709,680

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended September 30,
	2001	2000	1999
NET SALES	$477,945	$383,983	$320,480
COST OF SALES	278,172	207,699	180,423

GROSS PROFIT	199,773	176,284	140,057

OPERATING EXPENSES:
Research and development	52,961	40,662	32,097
In-process research and development	2,471		4,000
Selling, general and administrative	104,746	89,398	75,991
Intangibles amortization	5,262	3,029	2,150

TOTAL OPERATING EXPENSES	165,440	133,089	114,238

INCOME FROM OPERATIONS	34,333	43,195	25,819
OTHER INCOME (EXPENSE):
Gain on issuance of stock by subsidiary		55,148
Interest and dividend income	13,291	5,887	2,678
Interest expense	(5,089)	(6,206)	(3,727)
Foreign exchange loss	(1,374)	(648)	(163)
Other—net	2,021	1,446	206

TOTAL OTHER INCOME (EXPENSE), NET	8,849	55,627	(1,006)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	43,182	98,822	24,812
PROVISION FOR INCOME TAXES	15,156	35,644	7,465

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	28,026	63,178	17,347
MINORITY INTEREST IN SUBSIDIARIES EARNINGS	(541)	(1,954)	(1,118)

INCOME FROM CONTINUING OPERATIONS	27,485	61,224	16,229
DISCONTINUED OPERATIONS, NET OF INCOME TAXES (Note 2)
Gain on Disposal of Medical Segment	74,690
Income (Loss) from Discontinued Medical Segment	(1,479)	8,713	(4,388)

INCOME BEFORE ACCOUNTING CHANGES	100,696	69,937	11,841
Cumulative Effect of Accounting Changes (Net of Income Taxes of $36)	54

NET INCOME	$100,750	$69,937	$11,841

Net Income Per Basic Share:
Income from continuing operations	$0.99	$2.42	$0.68
Income (loss) from discontinued operations, net of income taxes	2.65	0.35	(0.19)
Cumulative effect of accounting change

Net Income	$3.64	$2.77	$0.49

Net Income Per Diluted Share:
Income from continuing operations	$0.95	$2.24	$0.66
Income (loss) from discontinued operations, net of income taxes	2.55	0.32	(0.18)
Cumulative effect of accounting change

Net Income	$3.50	$2.56	$0.48

SHARES USED IN COMPUTATION:
Basic	27,709	25,252	23,957
Diluted	28,817	27,319	24,633

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended September 30, 2001, 2000 and 1999
(In thousands)

	Common Stock					Accum. Other Comp. Income (Loss)
	Shares	Par Value	Add. Paid-in Capital	Notes Rec. From Stock Sales	Retained Earnings		Total	Total Comp. Income
BALANCE, OCTOBER 1, 1998	23,736	$236	$102,469	$(310)	$158,897	$1,219	$262,511
Net income					11,841		11,841	$11,841
Other comprehensive income (net of tax):
Translation adjustment						(1,291)	(1,291)	(1,291)

Total comprehensive income								$10,550

Sales of shares under Employee Stock Option Plan	201	2	1,974	(247)			1,729
Productivity Incentive Plan distributions	25		329				329
Sales of shares under Employee Stock Purchase Plan	180	2	1,540				1,542
Tax benefit of Employee Stock Option Plan			436				436

BALANCE, SEPTEMBER 30, 1999	24,142	240	106,748	(557)	170,738	(72)	277,097
Net income					69,937		69,937	$69,937
Other comprehensive income (net of tax):
Translation adjustment						(5,743)	(5,743)	(5,743)
Unrealized gain on available for sale securities						58	58	58

Total comprehensive income								$64,252

Issuance of common stock related to public offering, net of issuance costs	1,500	15	91,837				91,852
Sales of shares under Employee Stock Option Plan	903	9	14,527	(1,179)			13,357
Productivity Incentive Plan distributions	17		651				651
Sales of shares under Employee Stock Purchase Plan	540	6	4,456				4,462
Tax benefit of Employee Stock Option Plan			9,754				9,754
Collection of notes receivable				344			344

BALANCE, September 30, 2000	27,102	270	227,973	(1,392)	240,675	(5,757)	461,769
Net income					100,750		100,750	$100,750
Other comprehensive income (net of tax):
Translation adjustment						2,484	2,484	2,484
Unrealized loss on available for sale securities						(10,199)	(10,199)	(10,199)
SFAS 133 transition adjustment						(275)	(275)	(275)
Net gain on derivative instruments						322	322	322

Total comprehensive income								$93,082

Stock-based compensation charge (See Note 2)			12,860				12,860
Sales of shares under Employee Stock Option Plan	1,043	10	16,287	(308)			15,989
Productivity Incentive Plan distributions	22		861				861
Sales of shares under Employee Stock Purchase Plan	259	3	5,511				5,514
Tax benefit of Employee Stock Option Plan			7,381				7,381
Collection of notes receivable				839			839

BALANCE, SEPTEMBER 30, 2001	28,426	$283	$270,873	$(861)	$341,425	$(13,425)	$598,295

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,
	2001	2000	1999
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Income from continuing operations after accounting changes	$27,539	$61,224	$16,229
Adjustments to reconcile income from continuing operations after accounting changes to net cash provided by (used for) continuing operating activities:
Purchased in-process research and development	2,471		4,000
Other non-cash expense	1,043	1,504
Purchases of short-term trading investments	(354,138)	(248,030)	(118,933)
Proceeds from sales of short-term trading investments	304,464	178,909	105,250
Cumulative effect of accounting changes	(54)
Depreciation and amortization	20,335	14,106	11,307
Intangibles amortization	5,262	3,029	2,150
Issuance of common stock under Productivity Incentive Plan	861	651	329
Deferred income taxes	(11,915)	14,049	(8,719)
Minority interest in subsidiaries	541	1,954	1,118
Dividends paid to minority stockholders		(306)	(1,196)
Equity in income of joint ventures	(314)	(165)	(436)
Gain on issuance of stock by subsidiary		(55,148)
Stock-based compensation charge	284
Changes in assets and liabilities:
Accounts receivable	(14,471)	(12,880)	(11,005)
Inventories	(18,961)	(26,985)	(1,431)
Prepaid expenses and other assets	(2,608)	(6,294)	1,664
Tax benefit from stock option exercises	7,381	9,754	436
Accounts payable	(7,024)	11,454	705
Income taxes payable	(22,018)	474	(879)
Other current liabilities	6,590	8,259	7,642

Net Cash Provided By (Used For) Continuing Operating Activities	(54,732)	(44,441)	8,231

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(94,523)	(34,681)	(21,848)
Proceeds from dispositions of property and equipment	7,756	4,301	2,462
Purchases of available-for-sale securities	(42,895)
Proceeds from sales of available-for-sale securities	42,376
Proceeds from sale of Medical segment, net	89,716
Acquisition of businesses, net of cash acquired	(52,803)	(4,422)	(9,390)
Other-net	63	148	(534)

Net Cash Used For Investing Activities	(50,310)	(34,654)	(29,310)

		(continued)

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Years Ended September 30,
	2001	2000	1999
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings	$663	$3,286	$71,786
Long-term debt repayments	(1,622)	(8,769)	(1,384)
Short-term borrowings	31,519	28,259	18,271
Short-term repayments	(22,124)	(34,742)	(17,084)
Cash overdrafts	(3,698)	4,188	694
Repayments of capital lease obligations	(453)	(441)	(114)
Proceeds from public offering, net of issuance costs		91,852
Proceeds from subsidiary's initial public offering, net of issuance costs		92,715
Sales of shares under employee stock option and purchase plans	21,503	17,819	3,271
Collection of notes receivable from stock sales	839	344

Net Cash Provided By Financing Activities	26,627	194,511	75,440

Net Cash Used for Discontinued Operations	(1,278)	(521)	(31,258)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	581	4,148	(1,186)

Net Increase (decrease) in cash and equivalents	(79,112)	119,043	21,917
Cash and equivalents, beginning of year	156,521	37,478	15,561

CASH AND CASH EQUIVALENTS, END OF YEAR	$77,409	$156,521	$37,478

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,864	$6,206	$3,727
Income taxes	$44,542	$23,436	$14,972

NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital leases	$663	$1,459	$1,278
Issuance of common stock for notes	$308	$1,179	$247
Conversion of note payable to minority interest holder to Contributed capital		$1,713
Activity resulting from sale of Medical Segment:
Shares of Lumenis common stock received	$124,390
Note receivable from Lumenis	$11,160
Stock-based compensation charge	$12,576
Deferred income tax expense	$24,445

		(concluded)

See accompanying Notes to Consolidated Financial Statements

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

Fiscal Year

    Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2001, 2000 and 1999 ended on September 29, September 30 and October 2, respectively. For convenience, the accompanying consolidated financial statements have been shown as ending on September 30 for each fiscal year. Fiscal years 2001 and 2000 included 52 weeks while fiscal 1999 included 53 weeks. The fiscal year end of our majority-owned subsidiary Lambda Physik AG (Lambda Physik) ends on September 30. Accordingly, Lambda Physik's financial statements as of that date and for the years then ended have been used for our consolidated financial statements. Management believes that the impact of the use of different year-ends is immaterial to our consolidated financial statements taken as a whole.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, allowances for uncollectible accounts receivable and sales returns reserves, inventory reserves, warranty costs, depreciation and amortization, taxes and contingencies. Actual results could differ from those estimates.

Discontinued Operations

    On April 30, 2001, we completed the sale of the assets of our Medical segment. The disposal of the Medical segment represents the disposal of a business segment under Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Accordingly, results of the operations of the Medical segment have been classified as discontinued and prior periods have been reclassified on this basis.

Foreign Currency Translation

    The functional currencies of our foreign subsidiaries are their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in earnings.

Cash Equivalents

    All highly liquid debt instruments purchased with a remaining maturity of three months or less are classified as cash equivalents.

Fair Value of Financial Instruments

    The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate fair value due to their short maturities. Short-term investments comprise trading securities and available-for-sale securities which are carried at fair value. The recorded carrying amount of our long-term obligations approximates fair value. Foreign exchange contracts are stated at fair value based on prevailing financial market information.

Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):

	2001	2000
Purchased parts and assemblies	$39,169	$27,483
Work-in-process	44,494	37,024
Finished goods	24,317	20,458

Inventories	$107,980	$84,965

    During the year ended September 30, 2001, we recorded a charge of $13.9 million for excess inventory and open purchase commitments due to decreased marketability resulting from the slowdown in the Lithography business at Lambda Physik, which was reflected in postponed delivery dates, cancelled orders and further expected order cancellations from customers.

Property and Equipment

    Property and equipment are stated at cost and are generally depreciated or amortized using the straight-line method. Cost and estimated useful lives are as follows (in thousands):

	2001	2000	Useful Life
Land	$10,334	$7,294
Buildings and improvements	84,123	48,157	20-40 years
Equipment, furniture and fixtures	130,217	96,922	3-10 years
Leasehold improvements	26,644	10,765	Terms of lease

Property and equipment	$251,318	$163,138

    As of September 30, 2001, buildings and improvements included costs of $9.9 million related to facilities in Lincoln, California which are not ready for their intended use and are not being depreciated. During fiscal 2001, construction on these facilities has been suspended. Timing for completion of the Lincoln facility is dependent upon market conditions including, but not limited to, worldwide market supply of and demand for optical telecommunications and semiconductor-related products and our operations, cash flows and alternative uses of capital. We intend to utilize this facility in our operations subsequent to September 30, 2002.

    We evaluate our long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Due to uncertainties with respect to their marketability resulting from a slowdown in lithography business leading to postponed delivery dates, cancelled orders and further expected order cancellations from customers, equipment utilized in the production of lithography lasers at Lambda Physik was reviewed for impairment. Following the slowdown in lithography business it was decided to close down testing facilities. In addition, the impairment review revealed that it is probable that equipment related to production and testing of some lithography products will no longer be relevant for future sales. The estimated fair value of assets classified as held for use are based on cash flows estimated for these assets. Impairment tests resulted in recognition of impairment losses of $966,000 in the year ended September 30, 2001.

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

Revenue Recognition

    Effective October 1, 2000, we adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101). SAB 101 summarizes certain of the SEC's views in applying GAAP to revenue recognition in financial statements. The Company's previous policy was to recognize product installation revenue upon shipment and to accrue product installation costs at the time revenue was recognized. Upon adoption of SAB 101, the Company defers installation revenue until installation has been completed and recognizes installation costs as incurred.

    The cumulative effect of the change, totaling $112,000 (net of income taxes of $58,000), is shown as a one-time charge to income in the consolidated statements of income. If SAB 101 had been adopted at the beginning of fiscal 1999, the effect on the results of operations for the years ended September 30, 2000 and 1999, would not have been material.

    We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. Revenue from service contracts is recognized ratably over the contract period and revenue from installation and training is recognized when service is performed.

    We warrant certain of our products and provide for estimated product warranty costs at the time of sale.

Concentration of Credit Risk

    Financial instruments which may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. At September 30, 2001, the majority of our short-term investments are in corporate obligations, repurchase agreements, bank certificates of deposit and federal agency obligations. As of September 30, 2001, short-term investments also included 5,432,099 shares of Lumenis common stock valued at $109.1 million which we acquired as a result of the disposal of the Medical segment. The majority of our accounts receivable are derived from sales to customers for commercial and scientific research applications. We perform ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. We maintain reserves for potential credit losses.

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

    Federal income taxes have not been provided on a portion of the unremitted earnings of foreign subsidiaries either because such earnings are intended to be permanently reinvested or because foreign tax credits are available to offset any planned distributions of such earnings. The total amount of unremitted earnings of foreign subsidiaries was approximately $52.4 million at September 30, 2001. Withholding taxes of approximately $3.2 million would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

Derivatives

    Effective October 1, 2000, we adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) as amended. The statement requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense).

    The transition adjustment to implement SFAS 133 on October 1, 2000, which is presented as a cumulative effect of change in accounting principle, increased earnings by $166,000 (net of income taxes of $94,000) and decreased OCI by $275,000 (net of income taxes of $150,000). The net derivative losses included in OCI as of October 1, 2000 were comprised of hedges on backlog which were reclassified into earnings during the twelve months ended September 30, 2001 and a hedge related to a building purchase option which will be amortized into earnings through December 2020.

    Our objectives of holding derivatives are to minimize the risks of foreign currency fluctuation by using the most effective methods to eliminate or reduce the impact of these exposures. Principal currencies hedged include the Euro, Yen and British Pounds. Forwards used to hedge a portion of forecasted international revenue for up to 15 months in the future are designated as cash flow hedging instruments.

    For foreign currency forward contracts under SFAS 133, hedge effectiveness is measured by comparing the cumulative change in the hedged contract with the cumulative change in the hedged item, both of which are based on forward rates. For foreign currency option contracts under SFAS 133, only the intrinsic value of the option based on spot rates is used in assessing hedge effectiveness. The time value of the option is excluded in calculating effectiveness and reported in earnings immediately. This amount was not significant for the year ended September 30, 2001.

    The net derivative gain of $47,000 included in OCI as of September 30, 2001 will be reclassified into earnings during the following twelve months for backlog hedges and amortized through December 2020 for a hedge related to a building purchase option which was exercised in December 2000.

    We entered into a loan to hedge our firm commitment to one Euro customer through June 2004. For this fair value hedge, effectiveness is measured by comparing the principal balance of the loan against the firm commitment balance. As of September 30, 2001, the loan balance of $476,000 did not exceed the firm commitment. The effect on earnings is recorded to other income (expense) and was not significant for the year ended September 30, 2001.

    Forwards not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. Changes in fair value of these derivatives are recognized in other income (expense).

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

Stock-based Compensation

    As permitted under SFAS 123, "Accounting for Stock-Based Compensation" we account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". (See Note 10).

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

Recently Issued Accounting Standards

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS 141 did not have a material impact on our financial position, results of operations or cash flows.

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal years beginning after March 15, 2001. We expect to adopt the pronouncement as of October 1, 2001. Upon adoption of SFAS 142, we will stop the amortization of goodwill with a net carrying value of $32.1 million at September 30, 2001 and annual amortization of $4.1 million, including amortization resulting from the acquisitions of Crystal in November 2000 and DEOS and MicroLas in April 2001, that resulted from business combinations initiated prior to the adoption of SFAS 141, "Business Combinations". We have not yet determined the impact of the adoption of SFAS 142 on our consolidated financial statements.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Companies are required to adopt SFAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We expect to adopt SFAS 144 as of October 1, 2002. We have not yet determined the impact this standard will have on our operating results and financial position.

2.  DISCONTINUED OPERATIONS

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

    During the year ended September 30, 2001, we recognized a gain of $71.8 million (net of taxes of $44.7 million) on our sale of the Medical segment. The calculation of the gain is summarized as follows (in thousands):

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

    Income from discontinued operations consisted of the following (in thousands):

	2001	2000	1999
Net Sales	$109,219	$206,464	$163,610

Income (Loss) from Operations Prior to Phase-out Period	$(1,672)	$13,596	$(7,464)
Provision (Benefit) for Income Taxes	(193)	4,883	(3,076)

Income (Loss) from Operations, net	(1,479)	8,713	(4,388)

Gain on Disposal	116,576
Provision for Income Taxes on Gain	44,729
Operating Income During Phase-out Period	3,888
Provision for Income Taxes on Operating Income in Phase-out Period	1,045
Gain on Disposal, net	74,690
Income (loss) from Discontinued Operations, net	$73,211	$8,713	$(4,388)

    Net current assets and net non-current assets of discontinued operations consisted of the following as of September 30, 2000 (in thousands):

Net current assets (liabilities):
Cash	$1,967
Accounts receivable, net	38,876
Inventories	41,823
Deferred income taxes	19,890
Other current assets	1,971
Accounts payable	(6,269)
Other current liabilities	(31,664)

$66,594

Net non-current assets (liabilities):
Property and equipment	$6,139
Goodwill	25,885
Other intangibles	15,137
Other non-current assets	7,083
Deferred income and other liabilities	(2,471)

$51,773

    Net current assets of discontinued operations includes $2.0 million of cash at September 30, 2000, that was not sold to Lumenis, Inc.

3.  ACQUISITIONS

    During the three years ended September 30, 2001, we made the acquisitions described in the following paragraphs, each of which has been accounted for as a purchase. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis. The amounts allocated to purchased in-process research and development were determined through established valuation techniques in the high technology industry and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. Research and development costs to complete development of the research and development from these acquired companies to technological feasibility are not expected to have a material impact on our future results of operations or cash flows. Amounts allocated to goodwill and other intangibles arising from such acquisitions are amortized on a straight-line basis over periods ranging from three to fifteen years.

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

    In April 2001, our Lambda Physik subsidiary acquired a 44% interest in the joint venture MicroLas Laser System GmbH (MicroLas) for $24.4 million in cash. Lambda Physik previously held 46% of MicroLas, which was accounted for under the equity method and is now included in the consolidated financial statements of the Company as the majority owner with 90% ownership. MicroLas manufactures optical components such as lenses and beam guidance systems that are used in connection with Lambda Physik lasers in production of the TFT flat-panel displays and inkjet printers. The acquisition was accounted for as a purchase, and, accordingly, Lambda Physik recorded the acquired assets and liabilities at their fair market values at the date of acquisition.

    The aggregate purchase price of $24.4 million has been allocated to the assets and in-process research and development acquired. The total price was allocated among the assets acquired (including acquired in-process research and development) as follows (in thousands):

Purchase price allocation:
Tangible assets	$2,465
In-process research and development	71
Intangible assets:
Goodwill	18,639
Acquired order backlog	862
Patents	5,573
Drawings and existing processes	874
Liabilities assumed	(1,033)
Deferred tax liabilities	(3,015)

Total	$24,436

    The goodwill is being amortized over its estimated useful life of 10 years. The patents and drawings and existing processes are being amortized over their estimated useful lives of 10 and 5 years, respectively. The acquired order backlog is being amortized as the orders are recognized as revenue.

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

    In May 2000, we acquired the net assets of Lasertec BV, in Barendrecht, Netherlands, for $1.3 million in cash. Lasertec provides us with a subsystem strategy to process materials for customers using a variety of laser technologies. The acquisition was accounted for as a purchase, and accordingly, we have recorded the $1.3 million excess of the purchase price over the fair value of assets acquired as goodwill, which is amortized over 3 years.

    In December 1999, we acquired the remaining 75% interest of Microlase Optical Systems, Ltd (Microlase), in Glasgow, Scotland, for $3.2 million cash. We now own 100% of the share capital of Microlase. Microlase is the manufacturer of a range of advanced solid-state lasers that are used in a number of developing applications including scientific research and semiconductor test equipment. The acquisition was accounted for as a purchase and, accordingly, we have recorded the $2.5 million excess of the purchase price over the fair value of net assets acquired as goodwill and other intangible assets, which are amortized over 5 years.

    In April 1999, we acquired all of the outstanding shares of Star Medical Technologies, Inc. (Star) for $67.0 million (consisting of $65.0 million in cash, $1.7 million of unamortized distribution rights and $0.3 million of acquisition costs) from Palomar Medical Technologies, Inc. and from certain Star employees. Of the total purchase price, $57.6 million related to discontinued operations. Star, based in

Pleasanton, California, manufactures LightSheer™ laser diode systems, which have received FDA approval for hair removal and the treatment of leg veins. The acquisition was treated as a purchase and, accordingly, the acquired assets and liabilities were recorded at their fair market values at the date of acquisition.

    The aggregate purchase price of $67.0 million (including acquisition costs) has been allocated to the assets and in-process research and development acquired with $57.6 million attributable to discontinued operations. The total purchase price was allocated among the assets acquired (including acquired in-process research and development) as follows (in thousands):

	Total	Discontinued Operations	Continuing Operations
Purchase price allocation:
Tangible assets	$11,214	$11,214
In-process research and development	16,000	12,000	$4,000
Intangible assets:
Goodwill	30,868	27,617	3,251
Existing technology	19,200	16,995	2,205
Workforce	1,700	1,643	57
Liabilities assumed	(10,841)	(10,841)
Deferred tax liabilities	(1,170)	(1,047)	(123)

Total	$66,971	$57,581	$9,390

    The goodwill is being amortized over its estimated useful life of 15 years. The existing technology and workforce assets are being amortized over their estimated useful lives of 7 and 3 years, respectively.

    Upon consummation of the Star acquisition, we immediately charged $16.0 million to expense, $12.0 million of which is attributable to discontinued operations, representing purchased in-process research and development related to five development projects that had not yet reached technological feasibility and had no alternative future use. The value assigned to purchased in-process research and development was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technologies into commercially viable projects, estimating the net cash flows from such projects, and discounting the net cash flows back to their present value. Separate projected cash flows were prepared for both the existing as well as the in-process projects. These projected results were based on the number of units sold times average selling price less the associated costs. After preparing the estimated cash flows from the products being developed, a portion of these cash flows were attributed to the existing technology, which was embodied in the in-process product lines and enabled a quicker and more cost-effective development of these products. When estimating the value of the existing and in-process technologies, discount rates of 15% and 30% were used, respectively. The discount rates considered both the status and risks associated with the respective cash flows at the acquisition date.

    Of the five projects, three related to the discontinued Medical segment. The fourth project is a new application of the semiconductor diode array technology, originally developed for hair removal, in a laser-based diagnostic system. At the time of acquisition, the development was 58% complete and the estimated cost to complete was $1.0 million. Management has cancelled the project. The fifth development project is an ensemble of stacked diode array products. At the time of acquisition, the development was 54% complete and the estimated cost to complete was $1.4 million. This product began shipping in fiscal 2001. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require additional research and development after they have reached a state of technological and commercial feasibility.

    In May 1999, we issued $70 million of Senior Notes in a private bond placement to finance the acquisition of Star. $44 million of the notes are due in annual installments from May 2000 through May 2006, at a fixed interest rate of 6.7%, and $26 million of the notes are due in annual installments from May 2004 through May 2006, at a fixed interest rate of 6.91%.

4.  BALANCE SHEET DETAILS

    Prepaid expenses and other assets consist of the following (in thousands):

	2001	2000
Prepaid expenses and other	$15,085	$10,242
Prepaid income taxes	9,035	10,777

Prepaid expenses and other assets	$24,120	$21,019

    Other assets consist of the following (in thousands):

	2001	2000
Deferred tax assets	$30,465	$990
Intangible assets	27,605	4,104
Deferred compensation	15,460	16,940
Note receivable from Lumenis	11,782
Other assets	3,798	4,206
Assets held for investment	1,105	1,178

Other assets	$90,215	$27,418

    Assets held for investment at September 30, 2001 and 2000 include our former manufacturing facility in Sturbridge, Massachusetts which we are leasing to Convergent Prima, Inc. Accumulated amortization of intangible assets is $6,122,000 and $3,431,000 at September 30, 2001 and 2000, respectively.

    Other current liabilities consist of the following (in thousands):

	2001	2000
Accrued payroll and benefits	$21,479	$22,511
Accrued expenses and other	21,215	18,174
Reserve for warranty	11,519	9,590
Customer deposits	4,379	3,439
Deferred income	3,118	4,226

Other current liabilities	$61,710	$57,940

    Other long-term liabilities consist of the following (in thousands):

	2001	2000
Deferred tax liabilities	$34,543	$12,069
Deferred compensation	15,460	16,940
Deferred income and other	2,385	2,217
Environmental remediation costs	709	917

Other long-term liabilities	$53,097	$32,143

5.  SHORT-TERM INVESTMENTS

    All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents and are classified as trading. Marketable short-term investments in debt securities are generally classified and accounted for as trading securities. Marketable short-term investments in equity securities are generally classified and accounted for as available-for-sale. Management determines the appropriate classification of debt and equity securities at the time of purchase. Investments in debt and equity securities classified as trading are reported at fair value, with unrealized gains and losses included in earnings. Securities classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in stockholders' equity until realized. Interest and amortization of premiums and discounts for debt securities are included in interest income. Gains and losses on securities sold are determined based on the specific identification method and are included in other income.

    As of September 30, 2001 and September 30, 2000, we held $53.0 million and $69.0 million of debt securities, respectively, that were included in cash and cash equivalents on our consolidated balance sheet. As of September 30, 2001 and September 30, 2000 we held $136.6 million and $100.4 million of debt securities classified as trading, that were included in short-term investments on our consolidated balance sheet. Debt securities consisted primarily of U.S. and foreign corporate debt securities, overnight deposits and U.S. government and municipal agency securities.

    As of September 30, 2001 and September 30, 2000, we had marketable equity securities with an aggregate carrying value of $109.1 million and $0.2 million, respectively, classified as short-term investments on our consolidated balance sheet. As of September 30, 2001, an unrealized loss of $10.1 million, net of the related tax effect of $5.2 million, related to these equity securities was included in accumulated comprehensive income. The $109.1 million as of September 30, 2001 represents the fair value of our investment (5,432,099 shares) in Lumenis common stock. The Lumenis common stock received is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement.

6.  SHORT-TERM BORROWINGS

    Short-term borrowings consist of the following (in thousands):

	2001	2000
Short-term note payable to bank	$12,000
Borrowings under bank lines	9,524	$2,999
Note payable to minority stockholder in subsidiary	21	1,212

Short-term borrowings	$21,545	$4,211

    The short-term note payable to bank expires December 28, 2001 and has an interest rate of 3.4%.

    The note payable to minority stockholder interest in subsidiary is due December 31, 2001 and has an interest rate of 5.6%.

    We maintain lines of credit worldwide with several banks. Our domestic lines of credit consist of a $20,000,000 unsecured revolving account from Bank of America, which expires April 23, 2002 and a $3,000,000 account with Dresdner Bank, which expires January 31, 2002. In addition, we have several foreign lines of credit which allow us to borrow in the applicable local currency. At September 30, 2001, these lines of credit totaled $48,855,000 and were concentrated in Germany and Japan. Our lines of credit generally provide borrowing at the bank reference rate or better, which varies depending on the country where the funds are borrowed. Amounts outstanding at September 30, 2001 were at a weighted average interest rate of 4.0%. Our domestic line of credit with Bank of America is subject to standard covenants related to financial ratios, profitability and dividend payments. We were in compliance with all financial covenants at September 30, 2001.

7.  INCOME TAXES

    The provision for income taxes on income from continuing operations before minority interest consists of the following (in thousands):

	2001	2000	1999
Currently payable:
Federal	$5,774	$(7,997)	$2,931
State	404	(452)	97
Foreign	7,879	18,486	10,074

	14,057	10,037	13,102

Deferred:
Federal	2,897	22,856	(5,003)
State	200	5,049	(980)
Foreign	(1,998)	(2,298)	346

	1,099	25,607	(5,637)

Provision for income taxes	$15,156	$35,644	$7,465

    The components of income from continuing operations before income taxes and minority interest consist of (in thousands):

	2001	2000	1999
United States	$30,623	$71,486	$7,258
Foreign	12,559	27,336	17,554

Income from continuing operations before income taxes and minority interest	$43,182	$98,822	$24,812

    The reconciliation of the statutory federal income tax rate related to pretax income from continuing operations to the effective rate is as follows:

	2001 % of Pretax Income	2000 % of Pretax Income	1999 % of Pretax Income
Federal statutory tax rate	35.0%	35.0%	35.0%
Foreign tax rates in excess of U.S. rates, net	1.0	0.2	10.4
State income taxes, net of federal income tax benefit	4.0	3.0	(2.3)
Research and development credit	(5.3)	(1.2)	(4.2)
Other	0.4	(0.9)	(8.8)

Provision for income taxes	35.1%	36.1%	30.1%

    The significant components of deferred tax assets and liabilities were (in thousands):

	2001	2000
Deferred tax assets:
Reserves and accruals not currently deductible	$17,470	$12,978
Operating loss carry forwards and tax credits	15,360	14,870
Intercompany profit	784	1,882
Deferred service revenue	863	799
Amortization	5,268	4,151
Accumulated translation adjustment	2,288	2,644
Unrealized gain on securities available for sale	5,360
Inventory capitalization	2,079	1,759
Other	1,327	2,778

	50,799	41,861
Valuation allowance	(55)	(82)

	50,744	41,779
Deferred tax liabilities:
Gain on issuance of stock by subsidiary	22,059	22,059
Depreciation	7,522	6,370
Other	51	5,433

	29,632	33,862

Total deferred tax assets and liabilities	$21,112	$7,917

    The total net deferred tax asset is classified on the balance sheet as follows (in thousands):

	2001	2000
Current deferred income tax assets	$25,826	$18,996
Current deferred income tax liabilities	(636)
Non-current deferred income tax assets	30,465	990
Non-current deferred income tax liabilities	(34,543)	(12,069)

Net deferred tax assets	$21,112	$7,917

    Total net operating loss carryforwards of $1,386,000 for tax return purposes expire in 2004 and $706,000 have no expiration date.

8.  LONG-TERM OBLIGATIONS

    The components of long-term obligations are as follows (in thousands):

	2001	2000
Notes payable	$62,820	$70,356
Bonds payable	1,400	1,600
Capital leases	1,745	2,207
Deferred acquisition payment	2,065	2,065
Other	149	106

	68,179	76,334
Current portion	(10,020)	(7,687)

Long-term obligations	$58,159	$68,647

    Notes payable—At September 30, 2001, notes payable consists of $57.4 million ($31.4 million at 6.7% and $26.0 million at 6.9%) to finance the Star acquisition, $1.6 million at 8.0% for the mortgage on the former CEEL facility, currently leased to Davin Optronics, Ltd., $1.7 million at 1.0% to 8.9% of outside financing for Tutcore, $1.3 million at 4.5% of outside financing for Lambda Physik AG, $0.5 million at 5.8% of outside financing at COEL, $0.2 million at 8.5% of outside financing for Scotland, and $0.1 million at 4.6% of outside financing for MicroLas. Notes payable are generally unsecured.

    Bonds payable—Bonds payable were issued to finance the construction of certain facilities and acquisition of equipment, which secure repayment of the bonds. The bonds are payable in installments through 2008 with a variable interest rate (4.1% at September 30, 2001) not to exceed 12%. The bonds are guaranteed by a letter of credit issued by Union Bank with an annual fee of 1.5%.

    Deferred acquisition payment—In December 1996, we acquired 80% of the outstanding shares of Tutcore Oy LTD., located in Tampere, Finland for approximately $10.0 million (consisting of $4.0 million of cash, $5.4 million of deferred payment obligations and $0.6 million of acquisition costs). The amount payable at September 30, 2001 represents the balance of deferred payment due to the former owners.

    Annual maturities of debt, excluding capital leases, are: $9,524,000 in 2002, $7,345,000 in 2003, $16,303,000 in 2004, $15,631,000 in 2005, $15,597,000 in 2006 and thereafter $2,034,000.

9.  STOCKHOLDERS' EQUITY

    On March 23, 2001 shareholders approved an increase in our authorized common stock to 500,000,000 shares of $0.01 par value.

    On July 26, 2000, we completed a public offering of 1,500,000 shares of common stock at an offering price of $65.00 per shares. The net proceeds to us, after deducting underwriting discounts and offering expenses, was $91,852,000.

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

10. EMPLOYEE STOCK OPTION AND BENEFIT PLANS

Productivity Incentive Plan

    The Productivity Incentive Plan (Plan) provides for quarterly distributions of common stock and cash to each eligible employee. The amounts of the distributions are based on consolidated pre-tax profit, the market price of our common stock and the employee's salary. The fair market value of common stock and cash that are earned under the Plan are charged to expense. For the year ended September 30, 2001, 18,691 shares (fair market value of $642,000) and $4,861,000 were accrued for the benefit of employees. For the year ended September 30, 2000, 14,238 shares (fair market value of $755,000) and $4,946,000 were accrued for the benefit of employees. For the year ended September 30, 1999, 25,097 shares (fair market value of $402,000) and $3,080,000 were accrued for the benefit of employees. At September 30, 2001, we had 86,262 shares of our common stock reserved for future issuance under the Plan. Amounts accrued (mostly cash) for the benefit of employees of the discontinued Medical segment were $1,352,000, $2,008,000 and $1,260,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

Coherent Employee Retirement and Investment Plan

    Under the Coherent Employee Retirement and Investment Plan, we match employee contributions to the Plan up to a maximum of 6% of the employee's individual earnings. Employees become eligible for participation and for Company matching contributions after completing one year of service. Our contributions (net of forfeitures) for the years ended September 30, 2001, 2000, and 1999 were $2,522,000, $2,493,000, and $2,467,000, respectively.

Supplemental Retirement Plan

    We have a Supplemental Retirement Plan for senior management personnel which permits the participants to contribute up to 24% of their before tax earnings to a trust. We will match these contributions up to an amount equal to 6% of such participants' earnings less any amounts contributed by us to such participant under the Coherent Employee Retirement and Investment Plan. Our contributions (net of forfeitures) for years ended September 30, 2001, 2000, and 1999 were $43,000, $28,000 and $18,000, respectively.

Employee Stock Purchase Plan

    We have an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the twelve-month offering period. In the year ended September 30, 2001, 259,487 shares were purchased by and distributed to employees at an average price of $21.23 per share. In the year ended September 30, 2000, 540,371 shares were purchased by and distributed to employees at an average price of $8.26 per share. In the year ended September 30, 1999, 180,295 shares were purchased by and distributed to employees at an average price of $8.55 per share.

    At September 30, 2001, $3,913,000 had been contributed by employees that will be used to purchase a maximum of 169,912 shares in the years ended September 30, 2002 at a price determined under the terms of the Plan. At September 30, 2001, we had 1,423,267 shares of our common stock reserved for future issuance under the plan.

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

    Option activity for all plans is summarized as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price per Share
Outstanding, October 1, 1998 (757,500 exercisable at a weighted average price of $14.00)	2,882,300	$15.67
Options granted (weighted average fair value of $6.82)	1,405,300	14.71
Options exercised	(201,000)	9.83
Options canceled	(393,100)	17.58

Outstanding, September 30, 1999 (1,099,000 exercisable at a weighted average price of $16.59)	3,693,500	15.40

Options granted (weighted average fair value of $29.45)	1,388,900	50.23
Options exercised	(905,300)	16.20
Options canceled	(262,600)	20.15

Outstanding, September 30, 2000 (945,000 exercisable at a weighted average price of $17.61)	3,914,500	27.28
Options granted (weighted average fair value of $22.11)	1,554,100	34.55
Options exercised	(1,050,500)	15.82
Options canceled	(575,200)	39.45

Outstanding, September 30, 2001 (1,003,650 exercisable at a weighted average price of $18.44)	3,842,900	$31.49

    At September 30, 2001, 668,251 options were available for future grant under all plans. The following table summarizes information about fixed stock options outstanding at September 30, 2001:

	Options Outstanding
		Weighted Average Remaining Contractual Life (Years)		Options Exercisable
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.81—8.94	407,050	2.92	$8.94	392,100	$8.94
9.00—15.88	471,040	3.59	14.53	49,140	13.21
16.38—23.13	468,080	1.66	20.20	403,620	20.09
23.25—32.35	259,900	4.04	28.19	90,340	25.47
32.50—32.50	932,280	5.51	32.50
32.89—46.50	393,050	5.51	37.69	1,350	43.26
46.63—49.38	62,000	4.58	47.42	16,500	47.54
49.88—49.88	658,050	4.34	49.88	15,800	49.88
50.00—89.75	191,450	4.71	67.26	34,800	66.40

$8.81—89.75	3,842,900	4.18	$31.49	1,003,650	$18.44

    Our subsidiary, Lambda Physik AG, implemented a stock-based incentive award plan for its employees during the year ended September 30, 2000. Under the plan, during the year ended September 30, 2001, Lambda Physik AG issued options to purchase 72,900 shares of Lambda Physik AG common stock at a weighted average price of $68.52 per share to employees. During the year ended September 30, 2001, no options were exercised and 29,450 options were canceled. At September 30, 2001, 163,250 options were outstanding at a weighted average exercise price of $50.22 per share and no options were exercisable. During the year ended September 30, 2000, Lambda Physik AG issued options to purchase 119,800 shares of Lambda Physik AG common stock at a weighted average price of $35.42 per share to employees; all options issued in the year ended September 30, 2000 were outstanding at September 30, 2000.

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

    Our calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2001	2000	1999
Expected life in years	3.69-4.57	4.30-4.52	3.82-4.08
Expected volatility	80.0%	67.0%	52.3%
Risk-free interest rate	4.9%	6.7%	5.3%
Expected dividends	none	none	none

    The fair market value of the Lambda Physik AG options granted in the year ended September 30, 2001 was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 2 years, risk-free interest rate of 4.3%, volatility of 90% and no dividends during the expected term. The weighted average assumptions used for the year ended September 30,

2000 were: expected life of 2 years, risk-free interest rate of 5.08%, volatility of 80% and no dividends during the expected term. The resulting expense is included in the pro forma income amounts noted below.

    Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 2001, 2000 and 1999 awards had been amortized to expense over the vesting period of the awards, pro forma income and earnings per share would appear as follows (in thousands, except per share data):

	2001	2000	1999
Income
As reported	$100,750	$69,937	$11,841
Pro forma	$86,933	$59,858	$7,306
Income per diluted share
As reported	$3.50	$2.56	$0.48
Pro forma	$3.02	$2.19	$0.30

    The impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; accordingly, the fiscal 2001, 2000 and 1999 pro forma amounts are not indicative of future period pro forma amounts, when the calculation will apply to all applicable stock options.

Notes Receivable from Stock Sales

    Notes receivable from stock sales result from the exercise of stock options for notes. The notes are full recourse promissory notes bearing interest at 4.8% to 8.5% and are collateralized by the stock issued upon exercise of the stock options. Interest is payable annually and principal is due through 2005.

11. EARNINGS PER SHARE

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

    The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share (in thousands, except per share data):

	2001	2000	1999
Weighted average shares outstanding—Basic	27,709	25,252	23,957
Common stock equivalents	1,091	1,883	435
Employee stock purchase plan equivalents	17	184	241

Weighted average shares and equivalents—Diluted	28,817	27,319	24,633

Income from continuing operations for basic and diluted earnings per share computation	$27,485	$61,224	$16,229

Income from continuing operations per share—basic	$0.99	$2.42	$0.68
Income from continuing operations per share—diluted	$0.95	$2.24	$0.66

    A total of 1,284,000, 68,000, and 1,602,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation at September 30, 2001, 2000 and 1999, respectively.

12. OTHER INCOME (EXPENSE)

    Other income (expense) is as follows (in thousands):

	2001	2000	1999
Royalty income	$166	$376	$151
Equity in income of joint ventures	314	165	436
Gain (loss) on investments, net	608	123	(214)
Other—net	933	782	(167)

Other income (expense) net	$2,021	$1,446	$206

13. COMMITMENTS and CONTINGENCIES

Commitments

    We lease several of our facilities under operating leases. In addition, we lease the land for our Auburn manufacturing facilities under long-term fixed leases.

    During the first quarter of fiscal 1997, we signed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California which we are subleasing to our former Medical segment, doing business as Lumenis. The lease expires in December 2001. We have an option to purchase the property for $24.0 million, renew the lease for an additional five years or at the end of the lease arrange for the sale of the property to a third party with Coherent retaining an obligation to the owner for the difference between the sale price, if less than $20.8 million, and $20.8 million, subject to certain provisions of the lease. If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of approximately $20.8 million (included in future minimum lease payments below). We occupied the building in

July 1998 and commenced lease payments at that time. The lease requires us to maintain specified financial covenants, all of which we were in compliance with as of September 30, 2001.

    Future minimum payments under our leases at September 30, 2001 are as follows (in thousands):

Years Ending September 30,	Capital Leases	Operating Leases
2002	$595	$25,281
2003	589	2,641
2004	751	1,881
2005	6	1,485
2006		1,148
Thereafter		6,410

Total	1,941	$38,846

Amount representing interest	196

Present value of minimum lease payments	$1,745

    Rent expense was $4,990,000, $6,335,000, and $5,886,000 in the years ending September 30, 2001, 2000 and 1999, respectively.

    In September 1988, we entered into several patent license agreements with Patlex Corporation (Patlex) relating to laser-related patents owned by Dr. Gordon Gould that had been assigned to Patlex. Under the terms of the agreements, we pay royalties to Patlex ranging from 3.5% to 5.0% for specified categories of domestic sales and 2.0% of specified categories for international sales, subject to certain exceptions and limitations. Royalty expense under these agreements was $831,000, $649,000 and $657,000 in the years ended September 30, 2001, 2000 and 1999, respectively. The patents expire on various dates through May 2005.

    We have committed $10.0 million to purchase coating equipment for our Electro-Optics facility in Auburn, California as well as an additional $2.2 million in building improvements to expand our manufacturing capacity at this facility. We have committed $2.3 million for equipment for the growth and development of telecommunications products in our Electro-Optics facility in Tampere, Finland. We have also committed $2.0 million for equipment and building improvements in our Lincoln, California Electro-Optics facility as well as $1.7 million for building improvements, including a cleanroom, in our Electro-Optics facility in San Jose, California.

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

    Management believes that our probable, nondiscounted net liability at September 30, 2001 for remaining costs associated with the above environmental matters is $0.7 million, which has been previously accrued. This amount consists of total estimated probable costs of $0.8 million ($0.1 million included in other current liabilities and $0.7 million included in other long-term liabilities) reduced by minimum probable recoveries of $0.1 million included in other assets from other parties named to the order.

14. SEGMENT INFORMATION

    We are organized around three separately managed business units: the Photonics Group, the Telecom-Actives Group, and Lambda Physik. Consistent with the rules of SFAS No. 131, we have aggregated these three business units into two reportable segments. The Telecom-Actives Group is aggregated with the Photonics Group in the Electro-Optics segment as they have similar economic characteristics and are similar in the following: nature of products/services, nature of production process, type/class of customer, distribution methods and nature of regulatory environment. The Electro-Optics segment focuses on markets such as optical telecommunications, micromachining, materials processing, scientific research, graphic arts and advanced packaging. The Lambda Physik segment focuses on lithography, with other target markets including lasers for the production of flat panel displays, inkjet printers and fiber bragg gratings, refractive surgery, scientific research, materials processing and micromachining applications.

    Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have been identified as the chief operating decision makers (CODMs) for SFAS 131 purposes as they assess the performance of the business units and decide how to allocate resources to the business units. Pretax income from continuing operations is the measure of profit and loss that our CODMs use to assess performance and make decisions. Pretax income from continuing operations represents the sales less the cost of sales and direct expenses incurred within the operating segments. In addition, our corporate expenses, except for administrative costs previously allocated to our discontinued Medical segment, depreciation of corporate assets and general legal expenses, are allocated to the operating segments and are included in the results below. Corporate expenses not allocated to the groups (administrative costs previously allocated to our discontinued Medical segment, depreciation of corporate assets and general legal expenses) are included in Corporate and Other in the reconciliation of operating results. Furthermore, interest expense and interest income are included in Corporate and Other in the reconciliation of operating results.

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

Reportable Segments

    Information on reportable segments as of and for the years ended September 30, 2001, 2000 and 1999 is as follows (in thousands, except headcount):

2001	Electro- Optics	Lambda Physik	Corporate and Other	Total
Net Sales	$356,830	$121,115		$477,945
Intersegment Net Sales	910	1,217		2,127
Gross Profit	162,707	36,452	$614	199,773
Research & Development	38,445	14,516		52,961
In-process Research & Development	2,400	71		2,471
Selling, General & Administrative	74,435	20,807	9,504	104,746
Intangibles Amortization	3,613	1,649		5,262

Total Operating Expenses	118,893	37,043	9,504	165,440
Income (Loss) from Continuing Operations Before Income Taxes, including tax-effected minority interest	43,305	(492)	(172)	42,641
Depreciation & Amortization	16,063	7,730	1,804	25,597
Capital Expenditures	70,153	18,948	5,422	94,523
Net Trade Receivables	62,377	28,311		90,688
Net Inventories	68,471	39,534	(25)	107,980
Net Property & Equipment	$129,511	$29,110	$9,915	$168,536
Headcount	1,831	448	93	2,372
2000	Electro- Optics	Lambda Physik	Corporate and Other	Total
Net Sales	$290,236	$93,747		$383,983
Intersegment Net Sales	8,180	1,188		9,368
Gross Profit	136,958	39,325	$1	176,284
Research & Development	28,365	12,297		40,662
Selling, General & Administrative	66,189	16,389	6,820	89,398
Intangibles Amortization	2,875	154		3,029

Total Operating Expenses	97,429	28,840	6,820	133,089
Income from Continuing Operations Before Income Taxes, including tax-effected minority interest	38,889	7,895	50,084	96,868
Depreciation & Amortization	13,322	3,153	660	17,135
Capital Expenditures	22,381	8,988	3,312	34,681
Net Trade Receivables	51,269	22,206	(122)	73,353
Net Inventories	54,124	30,866	(25)	84,965
Net Property & Equipment	$74,615	$15,645	$6,191	$96,451
Headcount	1,688	363	94	2,145

1999	Electro- Optics	Lambda Physik	Corporate and Other	Total
Net Sales	$247,387	$73,093		$320,480
Intersegment Net Sales	6,537	998		7,535
Gross Profit	109,335	30,722		140,057
Research & Development	22,693	9,404		32,097
In-process Research & Development	4,000			4,000
Selling, General & Administrative	55,681	15,117	$5,193	75,991
Intangibles Amortization	1,985	165		2,150

Total Operating Expenses	$84,359	$24,686	$5,193	$114,238
Income (Loss) from Continuing Operations Before Income Taxes, including tax-effected minority interest	24,297	5,480	(6,083)	23,694
Depreciation & Amortization	10,125	2,637	695	13,457
Capital Expenditures	13,489	3,587	4,772	21,848
Net Trade Receivables	43,529	21,135	(334)	64,330
Net Inventories	45,107	17,924	(25)	63,006
Net Property & Equipment	$67,970	$11,668	$3,915	$83,553
Headcount	1,347	291	81	1,719

Geographic Information

    Our foreign operations consist primarily of sales offices and manufacturing facilities in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the last three years ending September 30, 2001 is based on the location of the end customer. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of each year.

    Sales to unaffiliated customers are as follows (in thousands):

	2001	2000	1999
SALES
United States	$213,365	$155,619	$130,442
Japan	101,797	82,770	71,212
Europe, other	74,973	72,576	54,943
Germany	50,873	42,871	46,237
Rest of World	20,677	17,189	9,810
Asia-Pacific, other	16,260	12,958	7,836

Total Sales	$477,945	$383,983	$320,480

    For the years ended September 30, 2001, 2000 and 1999, no one customer accounted for 10% or more of total net sales.

    Long-lived assets by geographic region are as follows (in thousands):

	2001	2000	1999
LONG-LIVED ASSETS
United States	$145,728	$88,006	$72,329
Germany	30,916	16,302	12,399
Europe, other	21,059	10,985	11,559
Asia-Pacific	2,089	2,093	2,394

Total Long-lived Assets	$199,792	$117,386	$98,681

15. ISSUANCE OF SUBSIDIARY STOCK BY SUBSIDIARY

    On September 21, 2000, our Lambda Physik subsidiary issued 3,250,000 shares of its common stock in an initial public offering on Germany's Neuer Markt. Proceeds from the offering of shares, based on the offering price of approximately $31 per share, totaled $100,310,000 ($92,715,000 net of offering expenses and before a tax benefit of $3,982,000 relating to those expenses). We own 8,000,000 outstanding shares of Lambda Physik's common stock. As a result of the initial public offering, our ownership interest was reduced from 80.0% to 60.4% of Lambda Physik. We recognized a pretax gain of $55,148,000 (after-tax gain of $33,551,000) on the increase in the value of our investment in Lambda Physik as a result of their public offering.

16. COMPREHENSIVE INCOME

    The following summarizes activity in accumulated comprehensive income related to derivatives, net of tax, held by us (in thousands):

September 30, 2000	$—
Cumulative effect of adopting SFAS 133	(275)
Changes in fair value of derivatives	537
Net gains reclassified from OCI	(215)

Balance, September 30, 2001	$47

    Accumulated other comprehensive income (net of tax) at September 30, 2001 is comprised of accumulated translation adjustments of ($3,331,000), net gain on derivative instruments of $47,000 and unrealized loss on investments of ($10,141,000), respectively. Accumulated other comprehensive income at September 30, 2000 is comprised of accumulated translation adjustments of ($5,815,000) and unrealized gain on investments of $58,000

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data for the years ended September 30, 2001, 2000 and 1999 has been restated to account for the discontinued Medical segment and is as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
YEAR ENDED SEPTEMBER 30, 2001:
Net sales	$111,929	$129,603	$120,913	$115,500
Gross profit	51,464	57,862	55,324	35,123
Net income (loss)	12,153	14,653	74,019	(75)
Net income (loss) per diluted share	0.43	0.51	2.56	0.00
Net income (loss) per basic share	0.45	0.53	2.66	0.00

YEAR ENDED SEPTEMBER 30, 2000:
Net sales	$84,411	$91,671	$99,676	$108,225
Gross profit	38,485	42,588	45,905	49,306
Net income	6,673	8,403	9,897	44,964
Net income per diluted share	0.26	0.31	0.36	1.57
Net income per basic share	0.27	0.34	0.39	1.71

YEAR ENDED SEPTEMBER 30, 1999:
Net sales	$66,886	$79,211	$74,675	$99,708
Gross profit	30,757	35,907	35,035	38,358
Net income (loss)	4,266	5,380	(5,064)	7,259
Net income (loss) per diluted share	0.18	0.22	(0.21)	0.29
Net income (loss) per basic share	0.18	0.22	(0.21)	0.30

VALUATION AND QUALIFYING ACCOUNTS
For Years Ended September 30, 2001, 2000 and 1999
(In thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions from Reserves(1)	Balance at End of Period
YEAR ENDED SEPTEMBER 30, 2001:
Accounts receivable allowances	$3,553	$2,894	$(1,653)	$4,794
Warranty	9,590	14,861	(12,932)	11,519

YEAR ENDED SEPTEMBER 30, 2000:
Accounts receivable allowances	$2,240	$5,063	$(3,750)	$3,553
Warranty	7,028	11,948	(9,386)	9,590

YEAR ENDED SEPTEMBER 30, 1999:
Accounts receivable allowances	$2,757	$2,443	$(2,960)	$2,240
Warranty	6,282	8,903	(8,157)	7,028

(1)
Reductions from the reserves are for the purpose for which the reserves were created.

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K Annual Report
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2001

COHERENT, INC.
EXHIBITS

INDEX TO EXHIBITS

Sequentially Exhibit Number	Exhibit
10.11	Employee Stock Purchase Plan, as amended
21.1	Subsidiaries
23.1	Consent of Deloitte & Touche LLP
23.2	Independent Auditors' Consent — Arthur Andersen Wirtschaftsprüfungsgesellschaft Steuerberatungsgesellschaft mbH

All other exhibits required to be filed as part of this report have been incorporated by reference. See item 14(c) for a complete index of such exhibits.

QuickLinks

PART I.
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND FORM 8-K REPORTS
SIGNATURES
POWER OF ATTORNEY
MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT AUDITORS
COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED BALANCES SHEETS
COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
COHERENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
VALUATION AND QUALIFYING ACCOUNTS
INDEX TO EXHIBITS