Form 10-K405/A
period 2001-09-29
COHERENT INC
filed 2002-01-25
CIK 21510

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

Common Stock, $.01 par value per share
Common Stock Purchase Rights
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  /x/    No  / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        As of January 7, 2002, 28,613,883 shares of Common Stock were outstanding. The aggregate market value of the voting shares (based upon the closing price reported by the Nasdaq National Market on January 7, 2002) of Coherent, Inc., held by nonaffiliates was $703,139,044.58.

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

DOCUMENTS INCORPORATED BY REFERENCE

        None.

EXPLANATORY NOTE

        This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001. This Form 10-K/A is filed with the Securities and Exchange Commission (the "Commission") solely for the purpose of revising and restating the following items in their entirety.

PART III

Item 10.    Directors and Executive Officers of the Company

Directors

        The names of the directors of the Company and certain information about them are set forth below.

Name of Director	Age	Director Since	Principal Occupation
Bernard J. Couillaud, PhD	57	1996	President and Chief Executive Officer
Henry E. Gauthier(1)(3)	61	1983	Chairman of the Board of Directors
Charles W. Cantoni(2)(3)	66	1983	Owner, Cantoni Consulting
Frank P. Carrubba(2)(3)	64	1989	Retired Chief Technical Officer, Phillips Electronics N.V.
John H. Hart(1)(2)	55	2000	Retired Sr. Vice President and Chief Technical Officer, 3Com Corporation
Jerry E. Robertson(1)(2)	69	1994	Retired Executive Vice President, Life Sciences Sector and Corporate Services Division, 3M
Robert J. Quillinan	54	2001	Executive Vice President and Chief Financial Officer

(1)
Member of the Compensation Committee.

(2)
Member of the Audit Committee.

(3)
Member of the Nominating Committee

        Except as set forth below, each of the nominees has been engaged in his principal occupation set forth above during the past five years. There is no family relationship between any director or executive officer of the Company. Refer to "Officers" for information relating to Dr. Couillaud and Mr. Quillinan.

        Mr. Gauthier retired as President and COO of the Company in July 1996.

        Mr. Cantoni has been the owner of Cantoni Consulting, a company providing management and medical marketing consulting services, since June 1998. Prior to founding Cantoni Consulting, Mr. Cantoni was Vice President, Quinton Instruments, Inc., a manufacturer of medical instrumentation products, a position he held from October 1994 until June 1998. From August 1988 until September 1994, he was President of ImageComm Systems, Inc., a value added reseller of medical image processing systems.

        Mr. Robertson retired from 3M in 1994. He is a member of the board of directors of Steris Corporation and Choice Hotels International.

        Mr. Hart retired from 3Com Corporation in September 2000. From September 2000 until September 2001 he was a Fellow at 3Com. Mr. Hart serves on the board of directors of PLX Technologies, Inc.

Officers

        The names, ages and office of all of the executive officers of the Company are set forth below.

Name of Officer	Age	Office Held
Bernard J. Couillaud, PhD	57	President and Chief Executive Officer
Robert J. Quillinan	54	Executive Vice President and Chief Financial Officer
John R. Ambroseo, PhD	40	Executive Vice President and Chief Operating Officer
Vittorio Fossati-Bellani, PhD	54	Executive Vice President, President and General Manager Coherent Telecom-Actives Group
Kevin McCarthy	45	Executive Vice President & Chief Information Officer
Ronald A. Victor	57	Executive Vice President, Human Resources
Scott H. Miller	47	Senior Vice President and General Counsel
Larry W. Sonsini	60	Secretary

        There are no family relationships between any of the executive officers and directors.

        Dr. Couillaud has served as President and Chief Executive Officer as well as a member of the Board of Directors since July 1996. He served as Vice President and General Manager of Coherent Laser Group from March 1992 to July 1996. From July 1990 to March 30, 1992, he served as Manager of the Advanced Systems Business Unit, and from September 1987 to 1990, he served as Director of Research and Development for the Coherent Laser Group. From November 1983, when he joined Coherent, to September 1987, Dr. Couillaud held various managerial positions. Dr. Couillaud received his PhD in Chemistry from Bordeaux University, Bordeaux, France.

        Mr. Quillinan has served as Executive Vice President and Chief Financial Officer since July 1984 and as a member of our Board of Directors since June 2001. He served as Vice President and Treasurer from March 1982 to July 1984 and as Corporate Controller from May 1980 to March 1982. Mr. Quillinan received his MS degree in Accounting from Clarkson University and is a CPA.

        Dr. Ambroseo was appointed Chief Operating Officer on June 11, 2001. He has served as our Executive Vice President and President and General Manager of the Coherent Photonics Group since September 2000. From September 1997 to September 2000, Dr. Ambroseo served as our Executive Vice President and as President and General Manager of the Coherent Laser Group. From March 1997 to September 1997, he served as our Scientific Business Unit Manager. From August 1988, when Dr. Ambroseo joined Coherent, until March 1997 served as Product Marketing Manager, National Sales Manager and Director of European Operations. Dr. Ambroseo received his PhD in Chemistry from the University of Pennsylvania.

        Dr. Fossati-Bellani has served as our Executive Vice President and as President and General Manager of the Coherent Telecom-Actives Group since September 2000. From September 1997 to September 2000 he served as Executive Vice President and as President and General Manager of the Coherent Semiconductor Group. From May 1992 to September 1997, Dr. Fossati-Bellani served as our Diode Laser Business Unit Manager. From December 1979, when he joined our Italian office, to May 1992, Dr. Fossati-Bellani served in the capacity of Scientific Sales Engineer, Product Manager, Director of Marketing, Director of Business Development, and Scientific Business Unit Manager for the Coherent Laser Group. Dr. Fossati-Bellani received his PhD degree in Physics from the University of Milano, Italy.

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

        Mr. Victor has served as Executive Vice President of Human Resources since May 2000. From August 1999 to May 2000, he was our Corporate Vice President of Human Resources. He was Vice President of Human Resources for the Coherent Medical Group from September 1997 to August 1999. Between November 1996 and September 1997, he was Vice President Human Resources for Netsource Communication, Inc., an internet advertisement and communication company. From November 1995 to November 1996, Mr. Victor served as Vice President of Human Resources for Micronics Computers, Inc., a manufacturer of computer components. Between January 1982 to September 1995 he was Vice President of Human Resources of Syntex, a pharmaceutical company. Mr. Victor received a BA degree from American International College and an MA degree from Springfield College.

        Mr. Miller has served as our General Counsel since October 1988 and as Senior Vice President since March 1994. Mr. Miller received a BA degree in Economics from UCLA and a JD from Stanford Law School.

        For over five years, Mr. Sonsini has served as the Company's Secretary and a member of the law firm of Wilson, Sonsini, Goodrich & Rosati, P.C.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received by the Company, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, during fiscal 2001, its officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements.

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

Summary Compensation Table

Name	Year	Salary ($)		Bonus ($)	Awards Options (#)	All Other Compensation ($)
Bernard J. Couillaud, PhD President and Chief Executive Officer	2001 2000 1999	$495,078 422,503 363,467		$658,432 519,459 302,571	200,000 110,000 60,000	$31,738 30,064 27,530	(1)
John Ambroseo, PhD Executive Vice President and Chief Operating Officer	2001 2000 1999	$335,400 267,887 240,292	(3)	$390,682 350,074 267,814	150,000 58,000 30,000	$16,683 12,461 13,714	(2)
Robert J. Quillinan Executive Vice President and Chief Financial Officer	2001 2000 1999	$284,634 243,279 222,665		$233,666 202,731 130,662	70,000 36,000 22,000	$15,920 15,290 15,067	(4)
Vittorio Fossati-Bellani, PhD Executive Vice President, President and General Manager Coherent Telecom- Actives Group	2001 2000 1999	$266,547 223,275 189,566		$228,835 217,498 153,813	75,000 41,000 18,000	$15,004 13,455 11,998	(5)
Kevin McCarthy Executive Vice President and Chief Information Officer	2001 2000	$235,690 120,993		$161,089 31,312	15,000 40,000	$2,328 199	(6)

(1)
Includes $26,850 contributed by the Company under defined contribution plans and $4,888 in life insurance benefits.

(2)
Includes $16,470 contributed by the Company under defined contribution plans and $213 in life insurance benefits.

(3)
Includes $10,779 compensation related to European assignment.

(4)
Includes $14,424 contributed by the Company under defined contribution plans and $1,496 in life insurance benefits.

(5)
Includes $13,668 contributed by the Company under defined contribution plans and $1,336 in life insurance benefits.

(6)
Includes $1,649 contributed by the Company under defined contribution plans and $679 in life insurance benefits.

Stock Option Grants and Exercises

        The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options granted during the fiscal year ended September 29, 2001.

Option Grants in Last Fiscal Year

	Individual Grants
						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
		% of Total Options Granted to Employees In Fiscal Year (2)
	Number of Securities Underlying Options Granted (#) (1)
Name			Exercise Price ($/sh)		Expiration Date
						5% ($)	10% ($)
Bernard J. Couillaud, PhD	200,000	13.08		$32.50	4/3/07	$2,210,622	$5,015,147
Robert J. Quillinan	70,000	4.58		$32.50	4/3/07	$773,718	$1,755,301
John Ambroseo, PhD	100,000 50,000	6.54 3.27	$ $	32.50 32.89	4/3/07 6/18/07	$1,105,311 559,287	$2,507,573 1,268,832
Vittorio Fossati-Bellani, PhD	75,000	4.90		$32.50	4/3/07	$828,983	$1,880,680
Kevin McCarthy	15,000.98			$32.50	4/3/07	$165,797	$376,136

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

(2)
The Company granted options to purchase an aggregate of 984,125 to all employees other than executive officers and granted options to purchase an aggregate of 545,000 shares to all executive officers as a group (7 persons), during fiscal 2001.

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

        The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options exercised during the fiscal year ended September 29, 2001 and the value of unexercised options at such date.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options/SARs at September 29, 2001 (#)(2)
					Value of Unexercised In-the-Money Options at September 29, 2001 ($)(3)
Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bernard J. Couillaud, PhD	12,000	$191,250	192,000	370,000	$3,008,175	$751,500
Robert J. Quillinan	4,728	$75,353	55,016	128,000	$843,071	$275,550
John Ambroseo, PhD	0	—	39,230	230,000	$643,242	$275,550
Vittorio Fossati-Bellani, PhD	16,614	$404,943	0	134,000	—	$225,450
Kevin McCarthy	0	—	10,000	45,000	$0	$0

(1)
The value realized is calculated based on the sale price of the Company's Common Stock as reported by the Nasdaq National Market on the date of exercise minus the exercise price of the option, and does not necessarily indicate that the optionee sold such stock.

(2)
The Company has not granted any stock appreciation rights and its stock plans do not provide for the granting of such rights.

(3)
The market value of underlying securities is based on the difference between the closing price of the Company's Common Stock on September 28, 2001 of $28.40 (as reported by Nasdaq National Market) and the exercise price.

Director Compensation

        In fiscal year 2001, members of the Board of Directors who were not employees of the Company received $16,000 plus $1,500 per meeting attended plus $750 per committee meeting attended and were reimbursed for their expenses incurred in attending such meetings.

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

        Two non-employee directors each have been granted options to purchase 65,000 shares of the Company's Common Stock under the Directors' Option Plan at a weighted average exercise price of $11.62 per share. One non-employee director has been granted options to purchase 45,000 shares of the Company's Common Stock under such plan at a weighted average exercise price of $13.73 per share. One non-employee director has been granted options to purchase 30,000 shares of the Company's Common Stock under such plan at a weighted average exercise price of $21.33 per share. As of the fiscal year ended September 29, 2001, options have been granted to purchase 295,000 shares under the Directors' Option Plan.

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

        Four non-employee directors have each been granted options to purchase 10,000 shares of the Company's Common Stock under such plan at a weighted average exercise price of $56.88. One non-employee director has been granted options to purchase 25,000 shares of the Company's Common Stock under such plan at a weighted average exercise price of $68.20 per share. As of the fiscal year ended September 29, 2001, options have been granted to purchase 70,000 shares under the 1998 Directors' Plan.

        The following table shows options granted to each director of the Company during the last fiscal year. All options were granted under the 1998 Directors' Plan, except for the options granted to Dr. Couillaud and Mr. Quillinan, which were granted under the Company's 1995 Stock Plan.

Option Grants to Directors During Last Fiscal Year

Name	Number of Options
Bernard J. Couillaud, PhD	200,000
Robert J. Quillinan	70,000
Henry E. Gauthier	5,000
Charles W. Cantoni	5,000
Frank P. Carrubba	5,000
John H. Hart	5,000
Jerry E. Robertson	5,000

        As of January 7, 2002, 178,000 shares had been issued on exercise of such options. The following table shows, as to each non-employee director, information concerning options exercised under the Directors' Option Plan during the last fiscal year:

Option Exercises in Last Fiscal Year by Directors

Name	Shares Acquired On Exercise	Value Realized(1)
Charles W. Cantoni	5,000	$130,438
Frank Carrubba	5,000	$111,875
Henry E. Gauthier(2)	22,000	$581,680
John H. Hart	—	$0
Jerry E. Robertson	10,000	$189,063

(1)
The value realized is calculated based on closing price of the Company's Common stock as reported by the Nasdaq National Market on the date of exercise minus the exercise price and does not necessarily indicate that the optionee sold such stock.

(2)
Represents shares exercised under the Company's 1987 Stock Option Plan.

Other Employee Benefit Plans

Employee Retirement and Investment Plan and Supplementary Retirement Plan

        Effective January 1, 1979, the Company adopted the Coherent Employee Retirement and Investment Plan. Employees become eligible to participate after completing one year of service. Under this plan, the Company will match employee contributions to the plan up to a maximum of 6% of the individual's employee earnings. An employee is not entitled to any part of the Company's contribution until the completion of his or her third year of employment. After the end of the third year of employment, 20% of the Company's contribution vests. Thereafter, an additional 20% of the Company's contribution vests at the end of each year of completed service until the end of the seventh year of employment when such contributions become 100% vested. Effective as of 1985, the plan was amended and restated to conform the plan to new regulations and to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended to permit employees to make contributions to the plan from their pre-tax earnings. Effective January 1, 1990, the Company adopted the Supplementary Retirement Plan which provides that certain senior management may contribute income to a trust fund. The Company will match such contributions up to 6% of the participant's income. Such contributions are subject to the same vesting requirements as contributions made under the Employment Retirement and Investment Plan.

Variable Compensation Plan

        The Company's Variable Compensation Plan provides for the payment of quarterly cash bonuses to members of management designated by the Board of Directors determined by a formula based on improvements of pre-tax profits and asset management over preset threshold levels, sales growth and rate of profitability for each operating group or business unit. Those employees who participate in the Plan who are not assigned to an operating group or business unit receive an average of such amounts.

Productivity Incentive Plan

        Under the Company's Productivity Incentive Plan (the "Incentive Plan"), 450,000 shares of Common Stock were initially reserved, and as of the fiscal year ended September 29, 2001, 86,262 shares of Common Stock were available for issuance to employees of the Company and its designated subsidiaries who are customarily employed for at least twenty hours per week. The purpose of the Incentive Plan is to enhance an employee's proprietary interest in the Company and to create an incentive for the Company's success.

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

Employee Stock Purchase Plan

        The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the stockholders in 1980. A total of 4,575,000 shares of Common Stock have been reserved under the Purchase Plan, and as of the end of fiscal year 2001, 1,423,267 shares of Common Stock remained available for issuance thereunder. The Purchase Plan permits employees who are employed for at least twenty hours per to purchase Common Stock of the Company, through payroll deductions at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each six-month period. Payroll deductions may not exceed 10% of an employee's compensation. The Purchase Plan provides for two offerings during each fiscal year, each having a duration of six months.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth as of January 7, 2002 certain information with respect to the beneficial ownership of the Company's Common Stock by (i) any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each director and each nominee for director to the Company, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all executive officers and directors of the Company as a group.

Name and Address	Number of Shares (1)	Percent of Total
Oppenheimer Funds, Inc.(2) 777 Central Blvd. Carldstadt, NJ 07072	3,168,000	11.07%
PRIMECAP Management(3) 225 S. Lake Ave, #400 Pasadena, CA 91101	2,420,000	8.46%
Franklin Advisers, Inc.(4) 777 Mariners Blvd. San Mateo, CA 94404	2,161,907	7.56%
Bernard, J. Couillaud, PhD(5)	241,876	*
Henry E. Gauthier(6)	96,330	*
Robert J. Quillinan(7)	66,568	*
John Ambroseo, PhD(8)	47,500	*
Vittorio Fossati-Bellani, PhD	13,543	*
Kevin McCarthy(9)	10,589	*
Frank Carrubba(10)	30,000	*
Jerry Robertson	25,000	*
Charles W. Cantoni(11)	17,000	*
John H. Hart(12)	5,000	*
All directors and executive officers as a group (12 persons)(13)	627,260	2.16%

*
Represents less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, each share of Coherent Common Stock subject to options held by that person that will be exercisable on or before March 8, 2002, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Represents shares reported by Carson Group on January 7, 2002 as being held by Oppenheimer funds, Inc. as of September 29, 2001.

(3)
Based on Schedule 13G as filed with the SEC by PRIMECAP Management Company on December 31, 2001.

(4)
Represents shares reported by Carson Group on January 7, 2002 as being held by Franklin Advisors, Inc. as of September 29, 2001.

(5)
Includes 192,000 shares issuable upon exercise of options held by Dr. Couillaud which are currently exercisable or will become exercisable within 60 days of January 7, 2002.

(6)
Includes 42,000 shares issuable upon exercise of options held by Mr. Gauthier which are currently exercisable or will become exercisable within 60 days of January 7, 2002.

(7)
Includes 55,016 shares issuable upon exercise of options held by Mr. Quillinan which are currently exercisable or will become exercisable within 60 days of January 7, 2002.

(8)
Includes 39,230 shares issuable upon exercise of options held by Dr. Ambroseo which are currently exercisable or will become exercisable within 60 days of January 7, 2002.

(9)
Includes 10,000 shares issuable upon exercise of options held by Mr. McCarthy which are currently exercisable or will become exercisable within 60 days of January 7, 2002.

(10)
Includes 10,000 shares issuable upon exercise of options held by Mr. Carrubba which are currently exercisable or will become exercisable within 60 days of January 7, 2002.

(11)
Includes 7,000 shares issuable upon exercise of options held by Mr. Cantoni which are currently exercisable or will become exercisable within 60 days of January 7, 2002.

(12)
Includes 5,000 shares issuable upon exercise of options held by Mr. Hart which are currently exercisable or will become exercisable within 60 days of January 7, 2002.

(13)
Includes an aggregate of 389,246 options which are currently exercisable or will become exercisable within 60 days of January 7, 2002.

Item 13.    Certain Relationships and Related Transactions

        The following table sets forth information with respect to all executive officers of the Company who had indebtedness outstanding during the past fiscal year. This indebtedness arose as a result of the delivery of promissory notes in connection with the exercise of stock options.

Name	New Loans During 2001	Interest Rates	Maturity Date(s)	Largest Amount Outstanding During 2001	Balance at September 29, 2001
John Ambroseo, PhD	—	—	—	$225,183	$0
Bernard Couillaud, PhD	$232,798	4.83-8.50%	3/1/04-3/16/06	$693,205	$344,449
Vittorio Fossati-Bellani, PhD	$77,649	6.50%	8/31/06	$612,486	$77,649
Scott Miller	—	4.83-6.71%	3/1/04-5/24/05	$608,609	$608,609
Robert Quillinan	$91,722	8.5%	3/16/06	$99,992	$91,722

        All promissory notes are full recourse and are secured by the shares of Common Stock of the Company issued upon exercise of the options. Interest is paid annually.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of January 2002.

COHERENT, INC.
By:	/s/ ROBERT J. QUILLINAN Robert J. Quillinan Director, Executive Vice President & Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K on Form 10-K/A has been signed below by the following persons on January 24, 2002 on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title

* Bernard J. Couillaud, PhD	Director, President & Chief Executive Officer (Principal Executive Officer)
/s/ ROBERT J. QUILLINAN Robert J. Quillinan	Director, Executive Vice President & Chief Financial Officer
* Henry E. Gauthier	Director, Chairman of the Board
* Charles W. Cantoni	Director
* Frank Carrubba	Director
* John Hart	Director
* Jerry E. Robertson	Director
*By:	/s/ ROBERT J. QUILLINAN
Robert J. Quillinan Attorney-in-Fact

QuickLinks

PART III
  Item 10. Directors and Executive Officers of the Company
Summary Compensation Table
Option Grants in Last Fiscal Year
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
Option Grants to Directors During Last Fiscal Year
Option Exercises in Last Fiscal Year by Directors
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
SIGNATURES