Form 10-Q
period 2001-12-29
COHERENT INC
filed 2002-02-12
CIK 21510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 0-5255

COHERENT, INC.

Delaware (State or other jurisdiction of incorporation or organization)	94-1622541 (I.R.S. Employer Identification No.)

5100 Patrick Henry Drive, Santa Clara, California 95054

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 764-4000

Securities registered pursuant to Section 12(b) of the Act:

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED
IN BANKRUPTCY PROCEEDING DURING
THE PRECEDING FIVE YEARS

                Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUES:

                The number of shares outstanding of registrant’s common stock, par value $.01 per share, at January 26, 2002 was 28,640,560 shares.

COHERENT, INC.

PART I.   FINANCIAL INFORMATION

Item I. Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands, except per share data)

	THREE MONTHS ENDED
	December 29, 2001	December 30, 2000

NET SALES	$96,619	$111,929
COST OF SALES	54,599	60,465
GROSS PROFIT	42,020	51,464
OPERATING EXPENSES:
Research and development	13,928	11,155
Selling, general and administrative	22,719	25,652
Intangibles amortization	908	768
TOTAL OPERATING EXPENSES	37,555	37,575
INCOME FROM OPERATIONS	4,465	13,889
OTHER INCOME (EXPENSE):
Interest and dividend income	2,338	4,220
Interest expense	(1,488)	(1,327)
Foreign exchange loss	(548)	(267)
Other—net	(520)	439
TOTAL OTHER INCOME (EXPENSE), NET	(218)	3,065
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	4,247	16,954
PROVISION FOR INCOME TAXES	1,372	5,756
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	2,875	11,198
MINORITY INTEREST IN SUBSIDIARIES EARNINGS	(145)	(1,412)
INCOME FROM CONTINUING OPERATIONS	2,730	9,786
DISCONTINUED OPERATIONS,NET OF INCOME TAXES OF $1,509		2,313
INCOME BEFORE ACCOUNTING CHANGES	2,730	12,099
CUMULATIVE EFFECT OF ACCOUNTING CHANGES (NET OF INCOME TAXES OF $36)		54
NET INCOME	$2,730	$12,153

NET INCOME PER BASIC SHARE:
Income from continuing operations	$0.10	$0.36
Income from discontinued operations, net of income taxes		0.09
Cumulative effect of accounting change
Net Income	$0.10	$0.45

NET INCOME PER DILUTED SHARE:
Income from continuing operations	$0.09	$0.34
Income from discontinued operations, net of income taxes		0.09
Cumulative effect of accounting change
Net Income	$0.09	$0.43

SHARES USED IN COMPUTATION:
Basic	28,511	27,230
Diluted	29,079	28,537

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	December 29, 2001	September 29, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,168	$77,409
Short-term investments	243,089	258,414
Accounts receivable—net of allowances of $5,471 (2002) and $4,794 (2001)	74,230	90,688
Inventories	107,102	107,980
Prepaid expenses and other assets	29,851	24,120
Deferred tax assets	31,945	25,826
TOTAL CURRENT ASSETS	568,385	584,437
PROPERTY AND EQUIPMENT	261,314	251,318
ACCUMULATED DEPRECIATION AND AMORTIZATION	(87,123)	(82,782)
Property and equipment-net	174,191	168,536
GOODWILL—net of accumulated amortization of $10,897 (2002) and $14,660 (2001)	31,830	31,329
OTHER ASSETS	88,689	90,215
	$863,095	$874,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$23,536	$21,545
Current portion of long-term obligations	9,986	10,020
Accounts payable	14,741	18,002
Income taxes payable	2,504	4,322
Other current liabilities	53,760	61,710
TOTAL CURRENT LIABILITIES	104,527	115,599
LONG-TERM OBLIGATIONS	57,694	58,159
OTHER LONG-TERM LIABILITIES	55,054	53,097
MINORITY INTEREST IN SUBSIDIARIES	49,554	49,367
STOCKHOLDERS’ EQUITY:
Common stock, par value $.01: Authorized—500,000 shares Outstanding—28,614 shares (2002) and 28,426 shares (2001)	284	283
Additional paid-in capital	275,298	270,873
Notes receivable from stock sales	(795)	(861)
Accumulated other comprehensive loss	(22,676)	(13,425)
Retained earnings	344,155	341,425
TOTAL STOCKHOLDERS’ EQUITY	596,266	598,295
	$863,095	$874,517

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	THREE MONTHS ENDED
	December 29, 2001	December 30, 2000

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Income from continuing operations after accounting changes	$2,730	$9,840
Adjustments to reconcile income from continuing operations after accounting changes to net cash provided by operating activities:
Purchases of short-term trading investments	(19,424)	(52,205)
Proceeds from sales of short-term trading investments	26,600	47,884
Cumulative effect of accounting changes		(54)
Depreciation and amortization	5,480	4,004
Intangibles amortization	908	768
Other adjustments	634	3,860
Changes in operating assets and liabilities	(5,791)	491
Net Cash Provided By Continuing Operating Activities	11,137	14,588
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(12,567)	(19,751)
Acquisition of businesses, net of cash acquired		(7,150)
Other—net	1,340	291
Net Cash Used For Investing Activities	(11,227)	(26,610)
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings	8	13
Long-term debt payments	(358)	(657)
Short-term borrowings	3,963	5,852
Short-term repayments	(1,467)	(5,246)
Cash overdrafts	(1,167)	(763)
Sales of shares under employee stock plans	4,201	3,884
Collection of notes receivable from stock sales	66
Net Cash Provided By Financing Activities	5,246	3,083
Net Cash Provided By Discontinued Operations		2,132
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(397)	2,311
Net increase (decrease) in cash and cash equivalents	4,759	(4,496)
Cash and cash equivalents, beginning of period	77,409	156,521
CASH AND CASH EQUIVALENTS, END OF PERIOD	$82,168	$152,025

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.         The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), consistent with those reflected in our Annual Report to stockholders on Form 10-K for the year ended September 29, 2001.  All adjustments necessary for a fair presentation have been made which comprise only of normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

                  Certain prior period amounts have been reclassified to conform to the current period presentation.  Such reclassification had no impact on net income or stockholders’ equity for any period presented.

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

The face value of the note received is $12.9 million, bearing interest of 5% payable semi-annually over its 18 month term.  At April 30, 2001, we recorded the note at its fair value of $11.6 million and are amortizing the discount to interest income over the term of the note.  The Lumenis common stock received is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement.  At April 30, 2001, we estimated the value of the Lumenis stock at $124.4 million.  (See Note 3 regarding current estimated value.)

The disposal of the Medical segment represents the disposal of a business segment under Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  Accordingly, results of the operations of the Medical segment have been classified as discontinued and prior periods have been reclassified on this basis.

3.         All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents and are classified as trading.  Marketable short-term investments in debt securities are generally classified and accounted for as trading securities. Marketable short-term investments in equity securities are generally classified and accounted for as available-for-sale. Management determines the appropriate classification of debt and equity securities at the time of purchase. Investments in debt and equity securities classified as trading are reported at fair value, with unrealized gains and losses included in earnings. Instruments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in stockholders’ equity until realized. Interest and amortization of premiums and discounts for debt securities are included in interest income. Gains and losses on securities sold are determined based on the specific identification method and are included in other income.

                  As of December 29, 2001 and September 29, 2001, we held $3.0 million and $40.3 million of debt securities, respectively, that were included in cash and cash equivalents on our consolidated balance sheet. As of December 29, 2001 and September 29, 2001, we held $142.2 million and $149.3 million, respectively, of debt securities classified as trading that were included in short-term investments on our consolidated balance sheet. Debt securities consisted primarily of U.S. and foreign corporate debt securities, overnight deposits and U.S. government and municipal agency securities.

As of December 29, 2001 and September 29, 2001, we had marketable equity securities with an aggregate carrying value of $100.9 million and $109.1 million, respectively, classified as short-term investments on our consolidated balance sheet. As of December 29, 2001 and September 29, 2001, an unrealized loss of $15.5 million (net of the related tax effect of $8.0 million) and $10.1 million (net of the related tax effect of $5.2 million), respectively, related to these equity securities was included in accumulated comprehensive income. The investments at December 29, 2001 and September 29, 2001 represent the fair value of our investment (5,432,099 shares) in Lumenis common stock. The Lumenis common stock received is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement.

4.         Effective October 1, 2000, we adopted Statement of Financial Accounting Standards No.133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) as amended. The statement requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense).

The transition adjustment to implement SFAS 133 on October 1, 2000, which is presented as a cumulative effect of change in accounting principle, increased earnings by $166,000 (net of income taxes of $94,000) and decreased OCI by $275,000 (net of income taxes of $150,000).  The net derivative losses included in OCI as of October 1, 2000 were comprised of hedges on backlog that were reclassified into earnings during the twelve months ended September 29, 2001 and a hedge related to a building purchase option which will be amortized into earnings through December 2020.

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

For foreign currency forward contracts under SFAS 133, hedge effectiveness is measured by comparing the cumulative change in the hedged contract with the cumulative change in the hedged item, both of which are based on forward rates.  For foreign currency option contracts under SFAS 133, only the intrinsic value of the option based on spot rates is used in assessing hedge effectiveness.  The time value of the option is excluded in calculating effectiveness and reported in earnings immediately.  This amount was not significant for the quarter ended December 29, 2001.

The net derivative gain of $95,000 included in OCI as of December 29, 2001 will be reclassified into earnings within the next twelve months for backlog hedges and amortized into earnings through December 2020 for a hedge related to a building purchase option which was exercised in December 2000.

We entered into a loan to hedge the firm commitment to one Euro customer through June 2004.  For this fair value hedge, effectiveness is measured by comparing the principal balance of the loan against the firm commitment balance.  As of December 29, 2001, the loan balance of $471,000 did not exceed the firm commitment.  The effect on earnings is recorded to other income (expense) and was not significant for the quarter ended December 29, 2001.

Forwards not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies.   Changes in the fair value of these derivatives are recognized in other income (expense).

5.         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”.  SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  The adoption of SFAS 141 did not have a material impact on our financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment.  SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal years beginning after March 15, 2001.  We adopted the pronouncement effective September 30, 2001. Upon adoption of SFAS 142, we stopped the amortization of goodwill with a net carrying value of $32.1 million at

September 29, 2001 and annual amortization of $4.1 million, including amortization resulting from the acquisitions of Crystal Associates, Inc. in November 2000 and DeMaria Electro-Optics Systems, Inc. and MicroLas Laser System GmbH in April 2001, that resulted from business combinations initiated prior to the adoption of SFAS 141, “Business Combinations”.  We recognized $0.6 million of goodwill amortization expense in the first quarter of 2001 and such amortization is no longer required under SFAS No. 142.

SFAS No. 142 requires a two-step impairment test for all goodwill balances.  Under the Standard’s transitional rules, we are required to complete the first step of the impairment test by March 30, 2002 using carrying and fair value information as of September 30, 2001.  If impairment is indicated by that test, the second step of the test must be completed by September 28, 2002.  If an impairment is indicated by the second test, it would be recorded as the effect of a change in accounting principle as of September 30, 2001 requiring restatement of prior interim financial information.  We are in the process of completing the first step of our transitional impairment test and have not yet determined whether or not there is an impairment loss.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Companies are required to adopt SFAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We expect to adopt SFAS 144 as of October 1, 2002. We have not yet determined the impact this standard will have on our operating results and financial position.

6.         The components of comprehensive income, net of income taxes, are as follows (in thousands):

	THREE MONTHS ENDED
	December 29, 2001	December 30, 2000
Net income	$2,730	$12,153
Cumulative effect of accounting change (See Note 4)		(275)
Translation adjustment	(3,931)	3,541
Net gain on derivative instruments	48	1,086
Changes in unrealized loss on available-for-sale securities	(5,368)	(81)
Total comprehensive income (loss)	$(6,521)	$16,424

The following summarizes activity in accumulated other comprehensive income (OCI) related to derivatives, net of income taxes, held by us (in thousands):

Balance, September 30, 2000	$—
Cumulative effect of adopting SFAS 133	(275)
Changes in fair value of derivatives	1,163
Net gains reclassified from OCI	(77)
Balance, December 30, 2000	$811

Balance, September 29, 2001	$47
Changes in fair value of derivatives	(270)
Net gains reclassified from OCI	318
Balance, December 29, 2001	$95

Accumulated other comprehensive income (net of tax) at December 29, 2001 is comprised of accumulated translation adjustments of ($7,262,000), net gain on derivative instruments of $95,000 and unrealized loss on available-for-sale securities of $15,509,000, respectively. Accumulated other comprehensive income (net of tax) at September 29, 2001 is comprised of accumulated translation adjustments of ($3,331,000), net gain on derivative instruments of $47,000 and unrealized loss on investments of $10,141,000, respectively.

7.         Basic earnings per share is computed based on the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options and stock purchase contracts, using the treasury stock method, and shares issuable under the Productivity Incentive Plan.

                  The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share (in thousands):

	THREE MONTHS ENDED
	December 29, 2001	December 30, 2000
Weighted average shares outstanding—Basic	28,511	27,230

Common stock equivalents	546	1,291
Employee stock purchase plan equivalents	22	16

Weighted average shares and equivalents—Diluted	29,079	28,537
Income from continuing operations for basic and diluted earnings per share computation	$2,730	$9,786

                        A total of 2,311,000 and 1,240,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the three months ended December 29, 2001 and December 30, 2000, respectively.

8.               Balance Sheet Details (in thousands):

                        Inventories are as follows:

	December 29, 2001	September 29, 2001
Purchased parts and assemblies	$40,280	$39,169
Work-in-process	41,004	44,494
Finished goods	25,818	24,317
Net inventories	$107,102	$107,980

Prepaid expenses and other assets consist of the following (in thousands):

	December 29, 2001	September 29, 2001
Prepaid income taxes	$16,385	$9,035
Prepaid expenses and other	13,466	15,085
Prepaid expenses and other assets	$29,851	$24,120

Other assets consist of the following (in thousands):

	December 29, 2001	September 29, 2001
Deferred tax assets	$29,569	$30,465
Intangible assets	25,719	27,605
Deferred compensation	16,339	15,460
Note receivable from Lumenis	11,886	11,782
Other assets	4,089	3,798
Assets held for investment	1,087	1,105
Other assets	$88,689	$90,215

Other current liabilities consist of the following (in thousands):

	December 29, 2001	September 29, 2001
Accrued payroll and benefits	$19,313	$21,479
Accrued expenses and other	15,009	21,215
Reserve for warranty	11,687	11,519
Customer deposits	4,798	4,379
Deferred income	2,953	3,118
Other current liabilities	$53,760	$61,710

Other long-term liabilities consist of the following (in thousands):

	December 29, 2001	September 29, 2001
Deferred tax liabilities	$35,526	$34,543
Deferred compensation	16,339	15,460
Deferred income and other	2,480	2,385
Environmental remediation costs	709	709
Other long-term liabilities	$55,054	$53,097

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

Management believes that our probable, nondiscounted net liability at December 29, 2001 for remaining costs associated with the above environmental matters is $0.7 million, which has been previously accrued.  This amount consists of total estimated probable costs of $0.8 million ($0.1 million included in other current liabilities and $0.7 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $0.1 million included in other assets from other parties named to the order.

10.   We are organized around three separately managed business units: the Photonics Group, the Telecom-Actives Group and Lambda Physik.  Consistent with the guidance of SFAS No. 131, we have aggregated these three business units into two reportable segments.  The Telecom-Actives Group is aggregated with the Photonics Group in the Electro-Optics segment as they have similar economic characteristics and are similar in the following: nature of products/services, nature of production process, type/class of customer, distribution methods and nature of regulatory environment.  The Electro-Optics segment focuses on markets such as optical telecommunications, micromachining, materials processing, scientific research, graphic arts and advanced packaging. The Lambda Physik segment focuses on lithography, with other target markets including lasers for the production of flat panel displays, inkjet printers and fiber bragg gratings, refractive surgery, scientific research, materials processing and micromachining applications.

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have been identified as the chief operating decision makers (CODMs) for SFAS 131 purposes as they assess the performance of the business units and decide how to allocate resources to the business units. Pretax income from continuing operations is the measure of profit and loss that our CODMs use to assess performance and make decisions. Pretax income from continuing operations represents the sales less the cost of sales and direct operating expenses incurred within the operating segments. In addition, our corporate expenses, except for administrative costs previously allocated to our discontinued Medical segment, depreciation of corporate assets and general legal expenses, are allocated to the operating segments and are included in the results below. Corporate expenses not allocated to the groups (administrative costs previously allocated to our discontinued Medical segment, depreciation of corporate assets and general legal expenses) are included in Corporate and Other in the reconciliation of operating results. Furthermore, interest expense and interest income are included in Corporate and Other in the reconciliation of operating results.

	THREE MONTHS ENDED
	December 29, 2001	December 30, 2000
Net Sales:
Electro-Optics	$73,918	$82,940
Lambda Physik	22,701	28,989
Total Net Sales	$96,619	$111,929

Intersegment Net Sales:
Electro-Optics	$76	$147
Lambda Physik	226	293
Total Intersegment Sales	$302	$440

Income (Loss) From Continuing Operations Before Income Taxes, Including Tax-effected Minority Interest:
Electro-Optics	$4,176	$11,781
Lambda Physik	141	2,956
Corporate and other	(215)	805
Total Income From Continuing Operations Before Income Taxes, Including Tax-Affected Minority Interest	$4,102	$15,542

11.         During the first quarter of fiscal 1997, we signed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California which we are subleasing to our former Medical segment, which is a part of Lumenis. The lease expired on December 23, 2001, but has been extended until February 23, 2001.  Upon expiration of the lease, we have an option to purchase the property for $24.0 million, renew the lease for an additional five years or at the end of the lease arrange for the sale of the property to a third party with Coherent retaining an obligation to the owner for the difference between the sale price, if less than $20.8 million, and $20.8 million, subject to certain provisions of the lease. If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of approximately $20.8 million.  We occupied the building in July 1998 and commenced lease payments at that time. The lease requires us to maintain specified financial covenants, all of which we were in compliance with as of December 29, 2001.  We are currently in the process of renewing the lease for another five year period and expect to complete the process before the lease extensions expire.  Management expects the terms of the lease to qualify the lease as an operating lease in accordance with SFAS 13.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This discussion contains forward-looking statements that relate to future events or Coherent’s future performance such as statements set forth below in this Item 2 under the heading “Our Strategy” and statements relating to future international sales and the potential effects of foreign currency fluctuation on our financial condition.  Actual results, events and performance may differ materially as a result of various factors, including those described in this Quarterly Report on Form 10-Q under the heading “Risk Factors” and elsewhere in this document.  We also refer you to our Annual Report on Form 10-K for the fiscal year ended September 29, 2001 under the heading “Risk Factors” in Part I. Item 1. Business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

COMPANY OVERVIEW

We are one of the world’s leading suppliers of photonics-based solutions in a broad range of commercial and scientific applications. We design, manufacture and market lasers, laser-based systems, precision optics and related accessories for a diverse group of customers. Since inception in 1966, we have grown through internal expansion and through strategic acquisitions of complementary technologies, intellectual property, manufacturing processes and product offerings.

We have two reportable business segments: Electro-Optics and Lambda Physik, which work with customers to provide cost-effective photonics-based solutions. The Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, optical telecommunications, scientific research, printing and reprographics and advanced packaging. Lambda Physik, our 60% owned subsidiary with headquarters located in Göttingen, Germany,  focuses on markets including lasers for lithography, the production of flat panel displays, ink jet printers, fiber bragg gratings, refractive surgery, scientific research, materials processing and micro-machining applications.

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

Printing and reprographics - The printing industry has traditionally depended upon silver-halide films and chemicals to engrave printing plates.  This chemical engraving process is accomplished in several time consuming steps.  Semiconductor and diode-pumped lasers are now used in complex computer-to-plate printing systems that simplify the engraving process.

Materials processing - Lasers are used in a wide variety of conventional manufacturing applications, including cutting, marking and welding materials.  Semiconductor lasers and CO2 lasers are well-suited for cutting, marking, welding and other applications where accuracy, speed and processing costs are important.  They create clean holes and sharp edges, and their beam-pointing stability assures accurate measurements.

Scientific and instrumentation - The scientific market historically has provided an ideal test market for leading-edge laser technology, including water-cooled gas lasers, high energy flash lamp-pumped Yttrium Aluminum Garnet, or YAG, lasers and ultrafast systems with an installed base of tens of thousands of lasers.  Current applications for lasers in the research and development market include pump lasers for ultrafast systems, confocal microscopy systems and seed lasers in amplifier systems.

OUR STRATEGY

We strive to develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our core expertise in lasers and optical technologies. In pursuit of our strategy, we intend to:

•                  Leverage our technology leadership to grow with rapidly expanding markets — We have targeted the semiconductor and related manufacturing and optical telecommunications markets.

•                  Maintain our leadership position in existing markets — There are a number of markets where we have historically been at the forefront of technological development and product deployment and from which we have derived a substantial portion of our revenues.  We plan to maintain our position as a market leader in these areas.

•                  Maintain and develop additional strong collaborative customer and industry relationships — We believe that the Coherent brand name and reputation for product quality, technical performance and customer satisfaction will help us to further develop our loyal customer base. We plan to maintain our current, and develop new, relationships with customers that are industry leaders and work together with these customers to design and develop innovative product systems and solutions as they develop new technologies.

•                  Expand semiconductor laser market opportunities — We are working to expand the range and technical capabilities of, and markets for, our semiconductor lasers. We continue to develop new lasers to supply a broad range of wavelengths and power capabilities. These new products enable us to open up markets for new applications based on their efficiency, increased reliability and smaller size compared with conventional lasers.

•                  Develop and acquire new technologies — We will continue to enhance our existing technologies and develop new technologies through our internal research and development efforts as well as through the acquisition of additional complementary technologies, intellectual property, manufacturing processes and product offerings.

We conduct a significant portion of our business internationally. International sales accounted for 58% of net sales for the first quarter of fiscal 2002 and 55% of net sales for all of fiscal 2001. We anticipate that international sales will continue to account for a significant portion of our net sales in the foreseeable future. A portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales results from exports to foreign distributors and resellers. As a result, our international sales and operations are subject to the risks of conducting business internationally. We are also subject to the risks of fluctuating foreign exchange rates, which could materially adversely affect the sales price of our products in foreign markets as well as the costs and expenses of our international subsidiaries. While we use forward exchange contracts, currency swap contracts, currency options and other risk management techniques to hedge our currency exposure, we remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact our operations in the future or require us to modify current business practices.

In fiscal 2001, we took the steps we considered necessary to strategically focus on those high growth markets, technologies and opportunities that are best complemented by our core competencies.  On April 30, 2001, we completed the sale of our Medical segment to Lumenis, Inc. (formerly ESC Medical Systems Ltd.) for a combination of cash, notes and Lumenis common stock with an estimated value of $236.0 million plus a potential earnout of an additional $25 million. The sale resulted in a one-time after-tax gain of $71.8 million, which is reflected in our results for fiscal 2001. As a result, the operations of our Medical segment is presented as income from discontinued operations on our Statements of Income and Cash Flows.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

Income from continuing operations for the current quarter was $2.7 million ($0.09 per diluted share) including an after-tax and net of minority interest benefit of $0.7 million, ($0.02 per diluted share) for a non-recurring favorable inventory adjustment. For the same quarter in the prior year, income from continuing operations was $9.8 million ($0.34 per diluted share).  The decrease in income from continuing operations was primarily attributable to lower sales volumes, higher research and development expenses, lower gross margins as a percentage of sales and lower interest and dividend income, partially offset by the cessation of goodwill amortization due to the adoption of SFAS 142 in the current quarter.

NET SALES:

	THREE MONTHS ENDED
	December 29, 2001	December 30, 2000
	(in thousands)
Consolidated:
Domestic	$40,681	$51,029
International	55,938	60,900
Total	$96,619	$111,929

Electro-Optics:
Domestic	$36,074	$40,880
International	37,844	42,060
Total	$73,918	$82,940

Lambda Physik:
Domestic	$4,607	$10,149
International	18,094	18,840
Total	$22,701	$28,989

Consolidated

Net sales for the fiscal quarter ended December 29, 2001 decreased $15.3 million (14%) to $96.6 million from $111.9 million one year ago, primarily as a result of decreased sales volumes in both reportable segments.  During the current quarter, international sales decreased $5.0 million (8%) but increased to 58% of net sales, while domestic sales decreased $10.3 million (20%).

Electro-Optics

Electro-Optics net sales for the first fiscal quarter decreased $9.0 million (11%) to $73.9 million from $82.9 million one year ago.  Domestic net sales decreased $4.8 million (12%) to $36.1 million from $40.9 million one year ago.  Although international net sales decreased $4.2 million (10%) to $37.8 million from $42.0 million one year ago, they remained at 51% of net sales.  Net sales decreased primarily due to decreases in commercial solid-state products, including semiconductor lasers to the optical telecommunications, semiconductor, microelectronics, computer-to-plate and materials processing markets as  well as optics to the semiconductor market.

Lambda Physik

Lambda Physik net sales for the first fiscal quarter decreased $6.3 million (22%) to $22.7 million from $29.0 million one year ago.  Domestic net sales decreased $5.5 million (55%) and international net sales decreased $0.8 million (4%) from one year ago,  primarily due to weakness in the overall lithography market and loss of market share in the lithography market.

GROSS PROFIT

Consolidated

The consolidated gross profit rate decreased to 43.5% from 46.0% in the current quarter compared to the same quarter one year ago. The decrease, occurring primarily in the Electro-Optics segment, was primarily due to lower sales of higher margin commercial solid-state products, under utilization of capacity due to lower sales volumes and the ramp-up of new optics, telecommunications and lithography facilities and higher warranty expenses for lithography products.

Electro-Optics

The gross profit rate decreased to 43.7% from 46.9% for the current quarter compared to the same quarter one year ago.  The current quarter decrease was primarily due to lower sales of higher margin commercial solid-state products and under utilization of capacity due to lower sales volumes and the ramp-up of new optics and telecommunications facilities.

Lambda Physik

The gross profit rate decreased to 42.9% from 43.3% in the current quarter compared to the same quarter one year ago.   The decrease was primarily due to higher warranty expenses for lithography products and over capacity due to lower sales volumes and the ramp-up of new lithography facilities.

OPERATING EXPENSES:

	THREE MONTHS ENDED
	December 29, 2001	December 30, 2000
	(in thousands)
Research and development	$13,928	$11,155
Selling, general and administrative	22,719	25,652
Intangibles amortization	908	768
Total operating expenses	$37,555	$37,575

Total operating expenses were flat from one year ago, but as a percentage of sales, operating expenses increased to 38.9% from 33.6% one year ago.

Research and development (R&D) expenses increased $2.7 million (25%) to $13.9 million from $11.2 million one year ago.  As a percentage of sales, R&D expenses increased to 14.4% from 10.0% one year ago.  The increase is primarily due to increased spending in telecommunications and lithography projects.

Selling, general and administrative (SG&A) expenses decreased $2.9 million (11%) to $22.7 million from $25.6 million one year ago.  As a percentage of sales, SG&A expenses increased to 23.5% from 22.9% one year ago.  The dollar decrease is primarily due to lower commissions as a result of lower sales and general cost containment efforts.

Intangibles amortization increased $0.1 million (18%) from one year ago primarily due to amortization of intangibles resulting from the acquisitions of MicroLas, DEOS and Crystal, partially offset by the cessation of goodwill amortization due to the adoption of SFAS 142.

OTHER INCOME (EXPENSE)

Other expense, net of other income, increased $3.3 million to $0.2 million other expense, net from other income, net of $3.1 million during the current quarter compared to the prior year quarter, primarily due to lower interest and dividend income and lower gains on short-term trading investments.

INCOME TAXES

Our effective tax rate on income from continuing operations (before minority interest) for the current quarter was 32.3% compared to 34.0% for the same quarter last year.  The effective tax rate decreased as a result of lower profit before taxes and changes in the distribution of taxable income among jurisdictions with varying rates, partially offset by higher foreign tax credits.

MINORITY INTEREST IN SUBSIDIARIES

Minority interest in subsidiaries earnings decreased $1.3 million for the current quarter compared to the corresponding prior year quarter.  The decrease was primarily due to the decreased profitability of our Lambda Physik subsidiary.

FINANCIAL CONDITION

Liquidity and Capital Resources

At December 29, 2001 our primary sources of liquidity were cash, cash equivalents, short-term investments and available-for-sale securities of $224.3 million.  In addition, we held $100.9 million of  restricted Lumenis common stock.  The Lumenis common stock is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement.  Additional sources of liquidity were a multi-currency line of credit and bank credit facilities totaling $68.0 million as of December 29, 2001, of which $59.0 million was unused and available.

During the first quarter of fiscal 1997, we signed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California which we are subleasing to our former Medical segment, which is a part of Lumenis. The lease expired on December 23, 2001, but has been extended until February 23, 2002. Upon expiration of the lease, we have an option to purchase the property for $24.0 million, renew the lease for an additional five years or at the end of the lease arrange for the sale of the property to a third party with Coherent retaining an obligation to the owner for the difference between the sale price, if less than $20.8 million, and $20.8 million, subject to certain provisions of the lease. If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of approximately $20.8 million.  We occupied the building in July 1998 and commenced lease payments at that time. The lease requires us to maintain specified financial covenants, all of which we were in compliance with as of December 29, 2001. We are currently in the process of renewing the lease for another five year period and expect to complete the process before the lease extensions expire.  Management expects the terms of the lease to qualify the lease as an operating lease in accordance with SFAS 13.

We have committed $4.9 million to purchase equipment for our Electro-Optics facility in Auburn, California as well as an additional $3.1 million in building improvements to expand our manufacturing capacity at this facility. We have committed $2.3 million for equipment for the growth and development of telecommunications products in our Electro-Optics facility in Tampere, Finland. We have committed $4.2 million in building improvements to expand our manufacturing capacity in Glasgow, Scotland. We have also committed $0.8 million for equipment and building improvements in our Lincoln, California Electro-Optics facility as well as $1.7 million for building improvements, including a cleanroom, in our Electro-Optics facility in San Jose, California.

Changes in Financial Condition

Cash and cash equivalents at December 29, 2001 increased $4.8 million, or 6%, from September 29, 2001. Operations and changes in exchange rates provided $10.8 million, including $7.2 million, net, proceeds from sales of short-term investments, depreciation and amortization of $6.4 million and income from continuing operations of $2.7 million, partially offset by $5.8 million used by operating assets and liabilities. Investing activities used $11.2 million, including $12.6 million used to acquire property and equipment, net, partially offset by $1.4 million provided by other investing activities.  Financing activities provided $5.2 million with $4.2 million from the sale of shares under our employee stock plans and net debt borrowings of $1.0 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued (SFAS) No. 141, “Business Combinations”.  SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  The adoption of SFAS 141 did not have a material impact on our financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment.  SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal years beginning after March 15, 2001.  We adopted the pronouncement effective September 30, 2001. Upon adoption of SFAS 142, we stopped the amortization of goodwill with a net carrying value of $32.1 million at September 29, 2001 and annual amortization of $4.1 million, including amortization resulting from the acquisitions of Crystal in November 2000 and DEOS and MicroLas in April 2001, that resulted from business combinations initiated prior to the adoption of SFAS 141, “Business Combinations”.  We recognized $0.6 million of goodwill amortization expense in the first quarter of 2001 and such amortization is no longer required under SFAS No. 142.

SFAS No. 142 requires a two-step impairment test for all goodwill balances. Under the Standard’s transitional rules, we are required to complete the first step of the impairment test by March 30, 2002 using carrying and fair value information as of September 30, 2001. If an impairment is indicated by that test, the second step of the test must be completed by September 28, 2002. If an impairment is indicated by the second test, it would be recorded as the effect of a change in accounting principle as of September 30, 2001 requiring restatement of prior interim financial information. We are in the process of completing the first step of our transitional impairment test and have not yet determined whether or not there is an impairment loss.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Companies are required to adopt SFAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We expect to adopt SFAS 144 as of October 1, 2002. We have not yet determined the impact this standard will have on our operating results and financial position.

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

Due to these and other factors, we believe that quarter-to-quarter and year-to-year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below public market analysts’ or investors’ expectations, which would likely cause the price of our common stock to fall.

Our business has been adversely impacted by the worldwide economic slowdown and related uncertainties.

Weaker economic conditions worldwide have contributed to the current technology industry slowdown and impacted our business resulting in:

•                  reduced demand for some of our products;

•                  increased risk of excess and obsolete inventories;

•                  increased rate of order cancellations or delays;

•                  excess manufacturing capacity under current market conditions; and

•                  higher overhead costs, as a percentage of revenues.

Additionally, these economic conditions are making it very difficult for us, our customers and our vendors to forecast and plan future business activities. This level of uncertainty severely challenges our ability to operate profitably or to grow our business. In particular, it is difficult to develop and implement strategy, sustainable business models, efficient operations and effectively manage supply chain relationships. For example, the recent slowdown in the Lithography market has resulted in postponed delivery dates and cancelled orders. During the year ended September 29, 2001, we recorded a charge of $13.9 million for excess inventory and open purchase order commitments, which was reflected in postponed delivery dates, cancelled orders and further expected order cancellations from customers. If the economic or market conditions continue or further deteriorate, this may have a material adverse impact on our financial position, results of operations and cash flow.

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

Our future success depends on the continued growth of the markets for lasers, laser systems, precision optics and related accessories, as well as our ability to identify in advance emerging markets for laser-based systems. We cannot assure you that we will be able to successfully identify, on a timely basis, new high-growth markets in the future. Moreover, we cannot assure you that new markets will develop for our products or our customers’ products, or that our technology or pricing will enable such markets to develop. Future demand for our products is uncertain and will depend to a great degree on the continued technological development and the introduction of new or enhanced products. If this does not continue, sales of our products may decline and our business will be harmed.

We have historically been the industry’s high quality, high priced supplier of laser systems. We have in the past experienced decreases in the average selling prices of some of our products. We anticipate that as competing products become more widely available, the average selling price of our products may decrease. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes, our net sales will decline. In addition, to maintain our gross margins, we must continue to reduce the cost of our products. Further, as average selling prices of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our operating results could be seriously harmed, particularly if the average selling prices of our products decrease significantly.

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

Over the last three fiscal years, our research and development expenses have been in the range of 10% to 11% of net sales. Our future success depends on our ability to anticipate our customers’ needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly. If we fail to effectively transfer production processes, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed.

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

We are also subject to the risks of fluctuating foreign exchange rates, which could materially adversely affect the sales price of our products in foreign markets as well as the costs and expenses of our international sales subsidiaries. While we use forward exchange contracts, currency swap contracts, currency options and other risk management techniques to hedge our foreign currency exposure, we remain exposed to the economic risks of foreign currency fluctuations. For additional discussion about our foreign currency risks, see “Item 3—Quantitative and Qualitative Disclosures About Market Risk.”

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

The laser industry is characterized by a very large number of patents, many of which are of questionable validity and some of which appear to overlap with other issued patents. As a result, there is a significant amount of uncertainty in the industry regarding patent protection and infringement. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel. None of our officers or key employees in the United States is bound by an employment agreement for any specific term and these personnel may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our employees.

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

•                  any deviations in net sales or in levels of profitability from levels expected by securities analysts; and

•                  future sales of common stock.

Your investment may also be affected by any fluctuations in the stock price of Lumenis, Inc., which we received in 2001 as consideration for the sale of our Medical segment. At April 30, 2001, we estimated the value of the Lumenis stock at $124.4 million. At December 29, 2001, we estimated the value of the stock at $100.9 million. Currently, we do not hedge our investment in Lumenis stock. The Lumenis stock received is unregistered and its trading is subject to restrictions under the Securities and Exchange Commission Rule 144 and other restrictions. Any major reduction in the stock price of Lumenis could decrease our total assets, which could negatively impact our stock price.

In addition, the stock market has recently experienced extreme volatility that has often been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

The long sales cycles for our products may cause us to incur significant expenses without offsetting revenues.

Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products before making a decision to purchase them, resulting in a lengthy initial sales cycle. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer’s needs. We may also expend significant management efforts, increase manufacturing capacity and order long- lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without ever receiving revenue to offset those expenses.

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

Laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of our lasers, laser products and systems involves a highly complex and precise process. As a result of the technical complexity of our products, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective or contaminated materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve such yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected.

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

•                  issue stock that would dilute our current stockholders’ percentage ownership;

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

•                  unanticipated costs or liabilities;

•                  diversion of management’s attention from our core businesses;

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

Our facilities could be subject to a catastrophic loss from fire, flood, earthquake or terrorist activity. A substantial portion of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Santa Clara, California, an area with a history of seismic events. Any such loss at any of our facilities could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. While we have obtained insurance to cover most potential losses, after reviewing the costs and limitations associated with earthquake insurance, have decided not to procure such insurance.  We believe that this decision is consistent with decisions reached by numerous other companies located nearby. We cannot assure you that our existing insurance coverage will be adequate against all other possible losses.

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

We are subject to Section 203 of the Delaware General Corporation Law, which prohibits a publicly held Delaware corporation from engaging in a merger, asset or stock sale or other transaction with an interested stockholder for a period of three years following the date such person became an interested stockholder, unless prior approval of our board of directors is obtained or as otherwise provided. These provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us without obtaining the prior approval of our board of directors, which may cause the market price of our common stock to decline. In addition, we have adopted a change of control severance plan, which provides for the payment of a cash severance benefit to each eligible employee based on the employee’s position and years of service to us. If a change of control occurs, our successor or acquiror will be required to assume and agree to perform all of our obligations under the change of control severance plan.

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

For the current quarter, our  research and development costs were $13.9 million, or 14% of net sales. For our fiscal years ended September 30, 2001, 2000 and 1999, our research and development costs were $53.0 million, or 11%, $40.7 million, or 11%, and $32.1 million, or 10%, of net sales, respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For interest rate sensitivity, foreign currency exchange risk and equity price risk, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended September 29, 2001.

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

                                                                                          COHERENT, INC.

                                                                                          (Registrant)

Date: February 12, 2002	By/S/:	ROBERT J. QUILLINAN
Robert J. Quillinan
Executive Vice President and Chief Financial Officer