Form 10-Q
period 2002-03-30
COHERENT INC
filed 2002-05-08
CIK 21510

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2002

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

        The number of shares outstanding of registrant's common stock, par value $.01 per share, at April 23, 2002 was 28,876,996 shares.

COHERENT, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
NET SALES	$98,649	$129,603	$195,268	$241,532
COST OF SALES	58,657	71,741	113,256	132,206

GROSS PROFIT	39,992	57,862	82,012	109,326

OPERATING EXPENSES:
Research and development	13,616	13,257	27,544	24,412
Selling, general and administrative	23,306	27,540	46,025	53,192
Intangibles amortization	898	784	1,806	1,552

TOTAL OPERATING EXPENSES	37,820	41,581	75,375	79,156

INCOME FROM OPERATIONS	2,172	16,281	6,637	30,170
OTHER INCOME (EXPENSE):
Interest and dividend income	2,071	3,340	4,409	7,560
Interest expense	(1,411)	(1,262)	(2,899)	(2,589)
Foreign exchange gain (loss)	77	(47)	(471)	(314)
Other-net	2,018	1,089	1,498	1,528

TOTAL OTHER INCOME (EXPENSE), NET	2,755	3,120	2,537	6,185
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	4,927	19,401	9,174	36,355
PROVISION FOR INCOME TAXES	1,684	6,527	3,056	12,283

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	3,243	12,874	6,118	24,072
MINORITY INTEREST IN SUBSIDIARIES EARNINGS	(236)	(1,605)	(381)	(3,017)

INCOME FROM CONTINUING OPERATIONS	3,007	11,269	5,737	21,055
DISCONTINUED OPERATIONS (NET OF INCOME TAXES OF $1,522 and $3,031)		3,384		5,697

INCOME BEFORE ACCOUNTING CHANGES	3,007	14,653	5,737	26,752
CUMULATIVE EFFECT OF ACCOUNTING CHANGES (NET OF INCOME TAXES OF $36)				54

NET INCOME	$3,007	$14,653	$5,737	$26,806

NET INCOME PER BASIC SHARE:
Income from continuing operations	$0.10	$0.41	$0.20	$0.74
Income from discontinued operations, net of income taxes		0.12		0.21
Cumulative effect of accounting changes

Net Income	$0.10	$0.53	$0.20	$0.98

NET INCOME PER DILUTED SHARE:
Income from continuing operations	$0.10	$0.39	$0.20	$0.74
Income from discontinued operations, net of income taxes		0.12		0.20
Cumulative effect of accounting changes

Net Income	$0.10	$0.51	$0.20	$0.94

SHARES USED IN COMPUTATION:
Basic	28,684	27,397	28,598	27,313
Diluted	29,268	28,736	29,174	28,636

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	March 30, 2002	September 29, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,034	$77,409
Short-term investments	204,083	258,414
Accounts receivable—net of allowances of $5,324 (2002) and $4,794 (2001)	75,807	90,688
Inventories	99,795	107,980
Prepaid expenses and other assets	28,940	24,120
Deferred tax assets	29,060	25,826

TOTAL CURRENT ASSETS	526,719	584,437

PROPERTY AND EQUIPMENT	266,409	251,318
ACCUMULATED DEPRECIATION AND AMORTIZATION	(91,493)	(82,782)

Property and equipment—net	174,916	168,536
GOODWILL—net of accumulated amortization of $10,644 (2002) and $14,660 (2001)	31,530	31,329
OTHER ASSETS	104,094	90,215

	$837,259	$874,517

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$21,495	$21,545
Current portion of long-term obligations	7,809	10,020
Accounts payable	15,808	18,002
Income taxes payable	3,599	4,322
Other current liabilities	51,522	61,710

TOTAL CURRENT LIABILITIES	100,233	115,599

LONG-TERM OBLIGATIONS	55,935	58,159
OTHER LONG-TERM LIABILITIES	56,121	53,097
MINORITY INTEREST IN SUBSIDIARIES	51,347	49,367
STOCKHOLDERS' EQUITY:
Common stock, par value $.01:
Authorized—500,000 shares Outstanding—28,783 shares (2002) and 28,426 shares (2001)	286	283
Additional paid-in capital	278,967	270,873
Notes receivable from stock sales	(1,545)	(861)
Accumulated other comprehensive loss	(51,247)	(13,425)
Retained earnings	347,162	341,425

TOTAL STOCKHOLDERS' EQUITY	573,623	598,295

	$837,259	$874,517

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	SIX MONTHS ENDED
	March 30, 2002	March 31, 2001
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Income from continuing operations after accounting changes	$5,737	$21,109
Adjustments to reconcile income from continuing operations after accounting changes to net cash provided by continuing operating activities:
Purchases of short-term trading investments	(76,728)	(123,480)
Proceeds from sales of short-term trading investments	82,278	113,843
Cumulative effect of accounting changes		(54)
Depreciation and amortization	11,214	8,731
Intangibles amortization	1,806	1,552
Other adjustments	774	4,991
Changes in operating assets and liabilities	2,314	(13,464)

Net Cash Provided By Continuing Operating Activities	27,395	13,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(19,873)	(49,122)
Purchases of available-for-sale securities		(34,562)
Proceeds from sales of available-for-sale securities		487
Acquisition of businesses, net of cash acquired		(27,052)
Other—net	52	1,357

Net Cash Used For Investing Activities	(19,821)	(108,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings	10	25
Long-term debt payments	(4,215)	(1,042)
Short-term borrowings	4,762	24,444
Short-term repayments	(3,987)	(7,721)
Cash overdrafts	1,662	(4,737)
Sales of shares under employee stock plans	6,324	6,259
Collection of notes receivable from stock sales	66	433

Net Cash Provided By Financing Activities	4,622	17,661

Net Cash Provided By Discontinued Operations		3,828
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(571)	2,112

Net increase (decrease) in cash and cash equivalents	11,625	(72,063)
Cash and cash equivalents, beginning of period	77,409	156,521

CASH AND CASH EQUIVALENTS, END OF PERIOD	$89,034	$84,458

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of notes related to sale of common stock	$750	$230

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

2.
On February 25, 2001, we entered into a definitive agreement to sell our Medical segment to Lumenis, Inc. (formerly ESC Medical Systems Ltd.) and on April 30, 2001, we completed the sale of the Medical segment assets for cash of $100.0 million, notes receivable of $12.9 million and 5,432,099 shares of Lumenis common stock. We estimated the total value of this consideration as $236.0 million. The agreement provides additional cash consideration up to $6.0 million if the actual net tangible assets sold are more than a predetermined amount and a note receivable reduction if the actual net tangible assets sold are less than a predetermined amount. In addition, the agreement provides a future earnout payment of up to $25.0 million based on the future sales of certain Medical laser and light-based products through December 31, 2004.

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

3.
All highly liquid investments with a remaining maturity of three months or less at time of purchase are considered to be cash equivalents and are classified as trading. Marketable short-term investments in debt securities are generally classified and accounted for as trading securities. Marketable short-term investments in equity securities are generally classified and accounted for as available-for-sale. Management determines the appropriate classification of debt and equity securities at the time of purchase. Investments in debt and equity securities classified as trading are reported at fair value, with unrealized gains and losses included in earnings. Instruments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income (loss) in stockholders' equity until realized. Interest and amortization of premiums and discounts for debt securities are included in interest income. Gains and losses on securities sold are determined based on the specific identification method and are included in other income (expense).

  As of March 30, 2002, our entire debt securities balance of $143.8 million was classified as trading securities and included in short-term investments on our consolidated balance sheet. As of

  September 29, 2001, $40.3 million of debt securities were included in cash and cash equivalents and $149.3 million of debt securities were classified as trading and included in short-term investments on our consolidated balance sheet.

  As of March 30, 2002 and September 29, 2001, we had marketable equity securities with an aggregate market value of $60.3 million and $109.1 million, respectively, classified as short-term investments on our consolidated balance sheet. As of March 30, 2002 and September 29, 2001, an unrealized loss of $42.3 million (net of the related tax effect of $21.8 million) and $10.1 million (net of the related tax effect of $5.2 million), respectively, related to these equity securities was included in accumulated comprehensive income (loss). The investments in marketable equity securities at March 30, 2002 and September 29, 2001 represent the fair value of our investment (5,432,099 shares) in Lumenis common stock. The Lumenis common stock received is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement.

4.
Effective October 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) as amended. The statement requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense).

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

  For foreign currency forward contracts under SFAS 133, hedge effectiveness is measured by comparing the cumulative change in the hedged contract with the cumulative change in the hedged item, both of which are based on forward rates. For foreign currency option contracts under SFAS 133, only the intrinsic value of the option based on spot rates is used in assessing hedge effectiveness. The time value of the option is excluded in calculating effectiveness and reported in earnings immediately. This amount was not significant for the quarter ended March 30, 2002.

  The net derivative gain of $163,000 included in OCI as of March 30, 2002 will be reclassified into earnings within the next twelve months for backlog hedges and amortized into earnings through December 2020 for a hedge related to a building purchase option which was exercised in December 2000.

  We entered into a loan to hedge the firm commitment to one Euro customer through June 2004. For this fair value hedge, effectiveness is measured by comparing the principal balance of the loan against the firm commitment balance. As of March 30, 2002, the loan balance of $465,000 exceeded the firm commitment by $16,000. The effect on earnings is recorded to other income (expense) and was not significant for the quarter ended March 30, 2002.

  Forwards not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. Changes in the fair value of these derivatives are recognized in other income (expense).

5.
In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 (SFAS 141), "Business Combinations". SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS 141 did not have a material impact on our financial position, results of operations or cash flows.

  Effective September 30, 2001 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" which establishes new standards for goodwill acquired in a business combination and other intangible assets, eliminates amortization of existing goodwill balances, and requires annual evaluation of goodwill for impairment. SFAS 142 was effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal years beginning after March 15, 2001. Upon adoption of SFAS 142, we stopped the amortization of goodwill with a net carrying value of $32.1 million at September 29, 2001 and annual amortization of $4.1 million, including amortization resulting from the acquisitions of Crystal Associates, Inc. in November 2000 and DeMaria Electro-Optics Systems, Inc. and MicroLas Laser System GmbH in April 2001, that resulted from business combinations initiated prior to the adoption of SFAS 141, "Business Combinations".

  Under SFAS 142, material amounts of goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a discounted cash flow methodology. These impairment tests are required to be performed at adoption and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the fourth quarter, in conjunction with our annual budgeting process.

  As part of our adoption of SFAS 142, we completed the initial impairment tests during the second quarter of fiscal 2002 and these tests resulted in no impairment. The carrying amount of goodwill attributable to each reportable segment is as follows (in thousands):

	March 30, 2002	September 29, 2001
Lambda Physik	$20,618	$20,618
Electro-Optics	10,912	10,711

	$31,530	$31,329

  Actual results of operations for the three and six month periods ended March 30, 2002 and March 31, 2001 adjusted to apply the non-amortization provisions of SFAS 142 in those periods follow (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
Reported net income	$3,007	$14,653	$5,737	$26,806
Add: goodwill amortization, net of tax		281		595

Adjusted net income	$3,007	$14,934	$5,737	$27,401

Basic earnings per share:
Reported net income	$0.10	$0.53	$0.20	$0.98
Add: goodwill amortization, net of tax		0.01		0.02

Adjusted net income	$0.10	$0.54	$0.20	$1.00

Diluted earnings per share:
Reported net income	$0.10	$0.51	$0.20	$0.94
Add: goodwill amortization, net of tax		0.01		0.02

Adjusted net income	$0.10	$0.52	$0.20	$0.96

  In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continued to be appropriate except for workforce-in-place with a net carrying value of $0.8 million which was reclassified into goodwill. The components of our amortizable intangible assets are as follows (in thousands):

	March 30, 2002		September 29, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired existing technology	$19,604	$2,393	$19,604	$1,570
Patents	6,212	1,214	6,490	983
Licenses	4,261	2,983	4,661	3,168
Drawings	854	157	892	74
Order backlog	842	746	880	460
Customer lists	630	227	630	131
Other	49	18	500	467
Workforce			1,053	252

	$32,452	$7,738	$34,710	$7,105

  Amortization expense for intangible assets during the second quarter of fiscal 2002 was $0.9 million ($1.8 million year-to-date). Estimated amortization expense for the remainder of fiscal 2002 and the five succeeding fiscal years follows (in thousands):

Estimated Amortization Expense
2002 (remainder)	$1,598
2003	3,008
2004	2,909
2005	2,582
2006	2,159
2007	$1,882

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

6.
The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
Net income	$3,007	$14,653	$5,737	$26,806
Cumulative effect of accounting change (See Note 4)				(275)
Translation adjustment	(1,846)	(4,881)	(5,777)	(1,340)
Net gain (loss) on derivative instruments	68	(453)	116	633
Changes in unrealized loss on available-for-sale securities	(26,793)	(1,073)	(32,161)	(1,154)

Total comprehensive income (loss)	$(25,564)	$8,246	$(32,085)	$24,670

  The following summarizes activity in accumulated other comprehensive income (OCI) related to derivatives, net of income taxes, held by us (in thousands):

Balance, September 30, 2000	$—
Cumulative effect of adopting SFAS 133	(275)
Changes in fair value of derivatives	1,158
Net gains reclassified from OCI	(525)

Balance, March 31, 2001	$358

Balance, September 29, 2001	$47
Changes in fair value of derivatives	(356)
Net gains reclassified from OCI	472

Balance, March 30, 2002	$163

  Accumulated other comprehensive loss (net of tax) at March 30, 2002 is comprised of accumulated translation adjustments of ($9,108,000), net gain on derivative instruments of $163,000 and unrealized loss on available-for-sale securities of ($42,302,000), respectively. Accumulated other comprehensive income (net of tax) at September 29, 2001 is comprised of accumulated translation adjustments of ($3,331,000), net gain on derivative instruments of $47,000 and unrealized loss on investments of ($10,141,000), respectively.

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

  The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
Weighted average shares outstanding—Basic	28,684	27,397	28,598	27,313
Common stock equivalents	556	1,312	551	1,301
Employee stock purchase plan equivalents	28	27	25	22

Weighted average shares and equivalents—
Diluted	29,268	28,736	29,174	28,636

  A total of 2,255,000 and 1,231,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the three months ended March 30, 2002 and March 31, 2001, respectively. A total of 2,311,000 and 1,266,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the six months ended March 30, 2002 and March 31, 2001, respectively.

8.
Balance Sheet Details (in thousands):

  Inventories are as follows:

	March 30, 2002	September 29, 2001
Purchased parts and assemblies	$36,507	$39,169
Work-in-process	34,863	44,494
Finished goods	28,425	24,317

Net inventories	$99,795	$107,980

  Prepaid expenses and other assets consist of the following:

	March 30, 2002	September 29, 2001
Prepaid income taxes	$16,925	$9,035
Prepaid expenses and other	12,015	15,085

Prepaid expenses and other assets	$28,940	$24,120

  Other assets consist of the following:

	March 30, 2002	September 29, 2001
Deferred tax assets	$45,213	$30,465
Intangible assets	24,714	27,605
Deferred compensation	17,765	15,460
Note receivable from Lumenis	11,991	11,782
Other assets	3,343	3,798
Assets held for investment	1,068	1,105

Other assets	$104,094	$90,215

  Other current liabilities consist of the following:

	March 30, 2002	September 29, 2001
Accrued payroll and benefits	$16,283	$21,479
Accrued expenses and other	16,748	21,215
Reserve for warranty	10,591	11,519
Customer deposits	4,481	4,379
Deferred income	3,419	3,118

Other current liabilities	$51,522	$61,710

  Other long-term liabilities consist of the following:

	March 30, 2002	September 29, 2001
Deferred tax liabilities	$35,520	$34,543
Deferred compensation	17,765	15,460
Deferred income and other	2,152	2,385
Environmental remediation costs	684	709

Other long-term liabilities	$56,121	$53,097

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

  Management believes that our probable, nondiscounted net liability at March 30, 2002 for remaining costs associated with the above environmental matters is $0.6 million, which has been previously accrued. This amount consists of total estimated probable costs of $0.7 million ($0.1 million included in other current liabilities and $0.6 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $0.1 million included in other assets from other parties named to the order.

10.
We are organized around three separately managed business units: the Photonics Group, the Telecom-Actives Group and Lambda Physik, which we have identified as operating segments. Consistent with the guidance of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have aggregated these three operating segments into two reportable segments. The Telecom-Actives Group is aggregated with the Photonics Group in the Electro-Optics segment as they have similar economic characteristics and are similar in the following: nature of products/services, nature of production process, type/class of customer, distribution methods and nature of regulatory environment. The Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, optical telecommunications, scientific research, printing and reprographics and advanced packaging. The Lambda Physik segment focuses on markets including lasers for lithography, the production of flat panel displays, inkjet printers, fiber bragg gratings, refractive surgery, scientific research, materials processing and micromachining applications.

  Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have been identified as the chief operating decision makers (CODMs) for SFAS 131 purposes as they assess the performance of the business units and decide how to allocate resources to the business units. Pretax income from continuing operations is the measure of profit and loss that our CODMs use to assess performance and make decisions. Pretax income from continuing operations represents the sales less the cost of sales and direct operating expenses incurred within the operating segments. In addition, our corporate expenses, except for administrative costs previously allocated to our discontinued Medical segment, depreciation of corporate assets and general legal expenses, are allocated to the operating segments and are included in the results below. Corporate expenses not allocated to the groups (administrative costs previously allocated to our discontinued Medical segment, depreciation of corporate assets and general legal expenses) are included in Corporate and Other in the reconciliation of operating results. Furthermore, interest expense, interest income and the gain on the sale of real estate are included in Corporate and Other in the reconciliation of operating results.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
Net Sales:
Electro-Optics	$76,941	$95,348	$150,859	$178,288
Lambda Physik	21,708	34,255	44,409	63,244

Total Net Sales	$98,649	$129,603	$195,268	$241,532

Intersegment Net Sales:
Electro-Optics	$5	$320	$81	$466
Lambda Physik	350	47	576	340

Total Intersegment Sales	$355	$367	$657	$806

Income (Loss) From Continuing Operations Before Income Taxes, Including Tax-effected Minority Interest:
Electro-Optics	$2,382	$13,611	$6,558	$25,393
Lambda Physik	268	5,025	409	7,981
Corporate and other	2,041	(840)	1,826	(36)

Total Income From Continuing Operations Before Income Taxes, Including Tax-Affected Minority Interest	$4,691	$17,796	$8,793	$33,338

11.
During the second quarter of fiscal 2002, we renewed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California which we are subleasing to our former Medical segment, which is a part of Lumenis. The lease expires in February 2007. Upon expiration of the lease, we have an option to purchase the property for $24.6 million, renew the lease for an additional five years or at the end of the lease arrange for the sale of the property to a third party with Coherent retaining an obligation to the owner for the difference between the sale price, if less than $21.3 million, and $21.3 million, subject to certain provisions of the lease. If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million. We occupied the building in July 1998 and commenced lease payments at that time. The lease requires us to maintain specified financial covenants, all of which we were in compliance with as of March 30, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This discussion contains forward-looking statements that relate to future events or Coherent's future performance such as statements set forth below in this Item 2 under the heading "Our Strategy" and statements relating to future international sales and the potential effects of foreign currency fluctuation on our financial condition. Actual results, events and performance may differ materially as a result of various factors, including those described in this Quarterly Report on Form 10-Q under the heading "Risk Factors" and elsewhere in this document. We also refer you to our Annual Report on Form 10-K for the fiscal year ended September 29, 2001 under the heading "Risk Factors" in Part I. Item 1. Business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We have two reportable business segments: Electro-Optics and Lambda Physik, which work with customers to provide cost-effective photonics-based solutions. The Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, optical telecommunications, scientific research, biotechnology, printing and reprographics and advanced packaging. Lambda Physik, our 60% owned subsidiary with headquarters located in Göttingen, Germany, focuses on markets including lasers for lithography, the production of flat panel displays, ink jet printers, fiber bragg gratings, refractive surgery, scientific research, medical OEM's, materials processing and micro-machining applications.

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

We conduct a significant portion of our business internationally. International sales accounted for 55% of net sales for fiscal 2001 and were 63% and 61% of net sales for the current quarter and six months ended March 30, 2002, respectively. We anticipate that international sales will continue to account for a significant portion of our net sales in the foreseeable future. A portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales results from exports to foreign distributors and resellers. As a result, our international sales and operations are subject to the risks of conducting business internationally. We are also subject to the risks of fluctuating foreign exchange rates, which could materially adversely affect the sales price of our products in foreign markets as well as the costs and expenses of our international subsidiaries. While we use forward exchange contracts, currency swap contracts, currency options and other risk management techniques to hedge our currency exposure, we remain exposed to the economic risks of foreign currency fluctuations.

There can be no assurance that such factors will not adversely impact our operations in the future or require us to modify current business practices.

In fiscal 2001, we took the steps we considered necessary to strategically focus on those high growth markets, technologies and opportunities that are best complemented by our core competencies. On April 30, 2001, we completed the sale of our Medical segment to Lumenis, Inc. (formerly ESC Medical Systems Ltd.) for a combination of cash, notes and Lumenis common stock with an estimated value of $236.0 million plus a potential earnout of an additional $25 million. The sale resulted in a one-time after-tax gain of $71.8 million, which is reflected in our results for fiscal 2001. As a result, the operations of our Medical segment are presented as income from discontinued operations on our Statements of Income and Cash Flows.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, allowances for uncollectible accounts receivable and sales returns reserves, inventory reserves, warranty costs, depreciation and amortization, taxes and contingencies. Actual results could differ from those estimates.

We have identified the following as critical accounting policies to our company: revenue recognition, accounting for our short-term investments and financial instruments, accounting for goodwill and other acquired intangibles, inventory reserves, warranty reserves and accounting for income taxes.

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

Short-Term Investments and Financial Instruments

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

All highly liquid investments with a remaining maturity of three months or less at time of purchase are considered to be cash equivalents and are classified as trading. Marketable short-term investments in debt securities are generally classified and accounted for as trading securities. Marketable short-term investments in equity securities are generally classified and accounted for as available-for-sale. Management determines the appropriate classification of debt and equity securities at the time of purchase. Investments in debt and equity securities classified as trading are reported at fair value, with unrealized gains and losses included in earnings. Securities classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in stockholders' equity until realized. Interest and amortization of premiums and discounts for debt securities are included in interest income. Gains and losses on securities sold are determined based on the specific identification method and are included in other income.

Our investment in Lumenis common stock (5,432,099 shares) is classified as a short-term investment on our consolidated balance sheet, with unrealized losses recorded in accumulated other comprehensive loss. The Lumenis stock is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement.

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

Goodwill and Other Acquired Intangibles

Goodwill relates to acquired businesses. Intangible assets, recorded as other assets, include distribution rights, acquired existing technology, patents, licenses, drawings, order backlog and customer lists are amortized on a straight-line basis over estimated useful lives of two to seventeen years.

Effective September 30, 2001 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) which establishes new standards for goodwill acquired in a business combination and other intangible assets, eliminates amortization of existing goodwill balances, and requires annual evaluation of goodwill for impairment. SFAS 142 was effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal years beginning after March 15, 2001. We elected to early adopt SFAS 142. Upon adoption of SFAS 142, we stopped the amortization of goodwill with a net carrying value of $32.1 million at September 29, 2001 and annual amortization of $4.1 million, including amortization resulting from the acquisitions of Crystal Associates, Inc. in November 2000 and DeMaria Electro-Optics Systems, Inc. and MicroLas Laser System GmbH in April 2001, that resulted from business combinations initiated prior to the adoption of SFAS No. 141, "Business Combinations".

Under transition provisions of SFAS 142, material amounts of goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value as of September 29, 2001 in the second quarter of fiscal 2002 and these tests resulted in no impairment. Fair value was determined using a discounted cash flow methodology. These impairment tests are required to be performed at adoption and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the fourth quarter (based on our third quarter financial statements), in conjunction with our annual budgeting process.

Inventory Reserves

We establish reserves to state our inventory at the lower of cost (computed on a first-in, first-out basis) or market. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory reserves are generally recorded, within guidelines set by management, when the inventory for a device exceeds 12 months of demand for the device and when individual parts have been in inventory for greater than 12 months. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which could materially affect out future results of operations. We establish reserves on demo inventory by amortizing the cost of demo inventory over a two year period from the fourth month it is placed in service. During the year ended September 29, 2001, we recorded a charge of $13.9 million for excess inventory and open purchase order commitments due to decreased marketability resulting from the slowdown in the Lithography business at Lambda Physik, which was reflected in postponed delivery dates, cancelled orders and further expected order cancellations from customers.

Warranty Reserves

We warrant certain of our products and provide for estimated product warranty costs at the time of sale. We establish warranty reserves based upon historical warranty expenditure experience for each product line. In addition, we provide additional reserves when we are aware of increased exposures. Actual product warranty expenditures are charged against warranty reserve as incurred.

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

Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries either because such earnings are intended to be permanently reinvested or because foreign tax credits are available to offset any planned distributions of such earnings.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

Income from continuing operations for the current fiscal quarter was $3.0 million ($0.10 per diluted share) including a gain on sale of real estate of $1.0 million ($0.03 per diluted share) compared to income from continuing operations of $11.3 million ($0.39 per diluted share) in the corresponding prior year period. Income from continuing operations for the six months ended March 30, 2002 was $5.7 million ($0.20 per diluted share), including a gain on sale of real estate of $1.0 million ($0.03 per diluted share) and an after-tax and net of minority interest benefit of $0.7 million ($0.02 per diluted share) for a non-recurring favorable inventory adjustment compared to income from continuing operations of $21.1 million ($0.74 per diluted share) in the corresponding prior year period. The decrease in income from continuing operations was primarily attributable to lower sales volumes, higher research and development expenses, lower gross margins as a percentage of sales and lower interest and dividend income, partially offset by the current quarter gain on sale of real estate, the non-recurring favorable inventory adjustment in the first quarter of fiscal 2002 and the cessation of goodwill amortization due to the adoption of SFAS 142 in the first quarter of fiscal 2002.

NET SALES:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
		(in thousands)
Consolidated:
Domestic	$36,356	$55,865	$77,037	$106,894
International	62,293	73,738	118,231	134,638

Total	$98,649	$129,603	$195,268	$241,532

Electro-Optics:
Domestic	$32,750	$43,939	$68,824	$84,819
International	44,191	51,409	82,035	93,469

Total	$76,941	$95,348	$150,859	$178,288

Lambda Physik:
Domestic	$3,606	$11,926	$8,213	$22,075
International	18,102	22,329	36,196	41,169

Total	$21,708	$34,255	$44,409	$63,244

Consolidated

Net sales for the current fiscal quarter and six months ended March 30, 2002 decreased $31.0 million (24%) and $46.3 million (19%), respectively, from the same periods one year ago. Sales decreased significantly in both the Electro-Optics and Lambda segments. During the current quarter, domestic sales decreased $19.5 million (35%) and international sales decreased $11.5 million (16%); however, international sales increased to 63% of sales. Year to date, domestic sales decreased $29.9 million (28%) and international sales decreased $16.4 million (12%); however, international sales increased to 61% of sales.

Electro-Optics

Electro-Optics net sales decreased $18.4 million (19%) and $27.4 million (15%) for the second quarter and six months ended March 30, 2002, respectively, compared to the corresponding prior year periods.

Domestic sales decreased $11.2 million (25%) and international sales decreased $7.2 million (14%) during the current quarter. Year to date, domestic sales decreased $16.0 million (19%) and international sales decreased $11.4 million (12%). Net sales decreased primarily due to decreases in commercial solid-state products, including semiconductor lasers to the optical telecommunications, materials processing, and semiconductor markets as well as optics to the semiconductor market. While the general economy is showing signs of strengthening, the semiconductor and materials processing markets remain cautious in their capital spending. We remain uncertain about the timing of the improvement in the optical telecommunications market.

Lambda Physik

Lambda Physik net sales decreased $12.5 million (37%) and $18.8 million (30%) for the second quarter and six months ended March 30, 2002, respectively, compared to the corresponding prior year periods. Domestic sales decreased $8.3 million (70%) and international sales decreased $4.2 million (19%) during the current quarter. Year to date, domestic sales decreased $13.9 million (63%) and international sales decreased $4.9 million (12%) primarily due to weakness in the overall lithography market and loss of market share in the lithography market as well as lower demand with medical OEM customers.

GROSS PROFIT

Consolidated

The consolidated gross profit rate decreased to 40.5% from 44.6% in the current quarter and decreased to 42.0% from 45.3% for the six months ended March 30, 2002, compared to the same periods one year ago. The decrease was primarily due to lower sales of higher margin commercial solid-state products in the Electro-Optics segment, underutilization of capacity due to lower sales volumes in both segments and higher volume of lower margin service revenue as well as higher warranty expenses in the Lambda Physik segment.

Electro-Optics

The gross profit rate decreased to 41.3% from 46.5% in the current quarter and decreased to 42.5% from 46.7% for the six months ended March 30, 2002, compared to the same periods one year ago. The decrease was primarily due to lower sales of higher margin commercial solid-state products and underutilization of capacity due to lower sales volumes.

Lambda Physik

The gross profit rate decreased to 38.2% from 40.0% in the current quarter and decreased to 40.6% from 41.5% for the six months ended March 30, 2002, compared to the same periods one year ago. The decrease was primarily due to underutilization of capacity, higher volume of lower margin service revenue and higher warranty expenses.

OPERATING EXPENSES:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
		(in thousands)
Research and development	$13,616	$13,257	$27,544	$24,412
Selling, general and administrative	23,306	27,540	46,025	53,192
Intangibles amortization	898	784	1,806	1,552

Total operating expenses	$37,820	$41,581	$75,375	$79,156

Total operating expenses decreased $3.8 million (9%) during the second quarter compared to the same period last year, but as a percentage of sales increased from 32.1% to 38.3%. Year to date, total operating expenses decreased $3.8 million (5%), but as a percentage of sales increased from 32.8% from 38.6%.

Research and development (R&D) expenses increased $0.4 million (3%) during the second quarter compared to the same period last year and as a percentage of sales increased from 10.2% to 13.8%. Year to date, R&D expenses increased $3.1 million (13%) and as a percentage of sales increased from 10.1% to 14.1%. The increases were primarily due to increased spending on telecommunications and lithography projects before cost containment efforts were fully implemented.

Selling, general and administrative (SG&A) expenses decreased $4.2 million (15%) during the second quarter compared to the same period one year ago, but as a percentage of sales increased from 21.2% to 23.6%. Year to date, SG&A expenses decreased $7.2 million (13%), but as a percentage of sales increased from 22.0% to 23.6%. The absolute dollar decrease was primarily due to lower commissions as a result of lower sales volumes and lower employment-related expenses due to headcount reductions and lower incentive compensation.

Intangibles amortization increased $0.1 million (15%) and $0.3 million (16%) during the current quarter and six months ended March 30, 2002, compared to the same periods last year, but remained at 1% of sales. The absolute dollar increase was primarily due to amortization of intangibles resulting from the acquisitions of MicroLas, DEOS and Crystal, partially offset by the cessation of goodwill amortization due to the adoption of SFAS 142.

OTHER INCOME (EXPENSE)

Other income, net of other expense, decreased $0.4 million and $3.6 million for the current quarter and six months ended March 30, 2002, respectively, compared to the same prior year periods. The current quarter decrease was primarily due to lower interest income and lower gains on short-term trading investments, partially offset by the current quarter gain on the sale of real estate and rental income from the sublease of the Condensa facility to Lumenis. Year to date, the decrease was primarily due to lower interest income, lower gains on short-term trading investments and lower dividends due to the purchase of MicroLas, partially offset by the current quarter gain on the sale of real estate and rental income from the sublease of the Condensa facility to Lumenis.

INCOME TAXES

Our effective tax rate on income from continuing operations (before minority interest) for the current quarter was 34.2% compared to 33.6% for the same quarter last year. Our effective tax rate on income from continuing operations (before minority interest) for the six months ended March 30, 2002 was 33.3% compared to 33.8% for the same prior year period. The effective tax rate increased in the current quarter as a result of changes in the distribution of taxable income among jurisdictions, partially offset by lower state income taxes and the proportionately greater impact of tax credits due to lower income before taxes in the current quarter. Year to date, the effective tax rate decreased as a result of lower state income taxes and the proportionately greater impact of tax credits due to lower income before taxes in the current year.

MINORITY INTEREST IN SUBSIDIARIES

Minority interest in subsidiaries earnings decreased $1.4 million and $2.6 million for the current quarter and six months ended March 30, 2002, respectively, compared to the corresponding prior year periods. The decrease was primarily due to the decreased profitability of our Lambda Physik subsidiary.

FINANCIAL CONDITION

Liquidity and Capital Resources

At March 30, 2002, our primary sources of liquidity were cash, cash equivalents, short-term investments and available-for-sale debt securities of $232.8 million. In addition, we held $60.3 million of restricted Lumenis common stock. The Lumenis common stock is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement. Additional sources of liquidity were a multi-currency line of credit and bank credit facilities totaling $67.9 million as of March 30, 2002, of which $59.7 million was unused and available.

During the second quarter of fiscal 2002, we renewed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California which we are subleasing to our former Medical segment, which is a part of Lumenis. The lease expires in February 2007. Upon expiration of the lease, we have an option to purchase the property for $24.6 million, renew the lease for an additional five years or at the end of the lease arrange for the sale of the property to a third party with Coherent retaining an obligation to the owner for the difference between the sale price, if less than $21.3 million, and $21.3 million, subject to certain provisions of the lease. If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million. We occupied the building in July 1998 and commenced lease payments at that time. The lease requires us to maintain specified financial covenants, all of which we were in compliance with as of March 30, 2002.

We have committed $2.8 million to purchase equipment for our Electro-Optics facility in Auburn, California as well as an additional $0.8 million in building improvements to complete this facility. We have committed $1.1 million for equipment for the growth and development of telecommunications products in our Electro-Optics facility in Tampere, Finland. We have committed $3.3 million in building improvements to expand our manufacturing capacity in Glasgow, Scotland. We have also committed $0.7 million for equipment and building improvements in our Lincoln, California Electro-Optics facility as well as $0.7 million for building improvements, including a cleanroom, in our Electro-Optics facility in San Jose, California.

Changes in Financial Condition

Cash and cash equivalents at March 30, 2002 increased $11.6 million, or 15%, from September 29, 2001. Operations and changes in exchange rates provided $26.8 million, including $5.6 million, net, proceeds from sales of short-term investments, depreciation and amortization of $13.0 million and income from continuing operations of $5.7 million. Investing activities used $19.8 million, primarily used to acquire property and equipment, net. Financing activities provided $4.6 million with $6.3 million from the sale of shares under our employee stock plans partially offset by net debt repayments of $1.8 million.

Short-term investments decreased $54.3 million (21%) from September 29, 2001 to March 30, 2002 primarily due to a decrease in the fair value of our investment in Lumenis common stock.

Accumulated other comprehensive loss increased $37.8 million (282%) from September 29, 2001 to March 30, 2002 primarily due to the decline in market value of our investment in Lumenis common stock, net of taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS 141 did not have a material impact on our financial position, results of operations or cash flows.

Effective September 30, 2001 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" which establishes new standards for goodwill acquired in a business combination and other intangible assets, eliminates amortization of existing goodwill balances, and requires annual evaluation of goodwill for impairment. SFAS 142 was effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal years beginning after March 15, 2001. Upon adoption of SFAS 142, we stopped the amortization of goodwill with a net carrying value of $32.1 million at September 29, 2001 and annual amortization of $4.1 million, including amortization resulting from the acquisitions of Crystal Associates, Inc. in November 2000 and DeMaria Electro-Optics Systems, Inc. and MicroLas Laser System GmbH in April 2001, that resulted from business combinations initiated prior to the adoption of SFAS 141, "Business Combinations".

Under SFAS 142, material amounts of goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a discounted cash flow methodology. These impairment tests are required to be performed at adoption and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the fourth quarter, in conjunction with our annual budgeting process.

As part of our adoption of SFAS 142, we completed the initial impairment tests during the second quarter of fiscal 2002 and these tests resulted in no impairment.

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

RISK FACTORS AFFECTING FUTURE RESULTS OF OPERATIONS

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

Over the last three fiscal years, our research and development expenses have been in the range of 10% to 11% of net sales and were 14% of net sales for the six months ended March 30, 2002. Our future success depends on our ability to anticipate our customers' needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly. If we fail to effectively transfer production processes, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed.

We face risks associated with our international sales that could harm our financial condition and results of operations.

For the six months ended March 30, 2002, 61% of our net sales were derived from international sales. For fiscal years 2001, 2000 and 1999, 55%, 59% and 59%, respectively, of our net sales were derived from international sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. A portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales result from exports to foreign distributors and resellers. Our international operations and sales are subject to a number of risks, including:

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

  •
  future sales of common stock.

Your investment may also be affected by any fluctuations in the stock price of Lumenis, Inc., which we received in 2001 as consideration for the sale of our Medical segment. At April 30, 2001, we estimated the value of the Lumenis stock at $124.4 million. At March 30, 2002, we estimated the value of the stock at $60.3 million. Currently, we do not hedge our investment in Lumenis stock. The Lumenis stock received is unregistered and its trading is subject to restrictions under the Securities and Exchange Commission Rule 144 and other restrictions. Any major reduction in the stock price of Lumenis could decrease our total assets, which could negatively impact our stock price.

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

For the current quarter and six months ended March 30, 2002, our research and development costs were $13.6 million, or 14% of net sales and $27.5 million, or 14% of net sales, respectively. For our fiscal years ended September 30, 2001, 2000 and 1999, our research and development costs were $53.0 million, or 11%, $40.7 million, or 11%, and $32.1 million, or 10%, of net sales, respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For interest rate sensitivity and foreign currency exchange risk, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended September 29, 2001.

EQUITY PRICE RISK

We have investments in publicly-traded equity securities. As we account for these securities as available-for-sale, unrealized gains and losses resulting from changes in the fair value of these securities are reflected in stockholders' equity, and not reflected in earnings until the securities are sold. As of March 30, 2002, the fair market value of these securities was $60.4 million and unrealized loss on these securities was $42.3 million (net of $21.8 million in income tax). $60.3 million of these securities represents an investment in Lumenis common stock. Our investment in Lumenis common stock decreased in value by $54.3 million (21%) from September 29, 2001 to March 30, 2002. A 20% adverse change in equity prices would result in an approximate $12.1 million decrease in the fair value of our available-for-sale equity investments as of March 30, 2002. The Lumenis common stock received is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement. Currently, we do not hedge our investment in Lumenis stock. Due to the nature and terms of this security, we may continue to experience a material change in the value of our investment related to future price fluctuations of the security.

COHERENT, INC.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

  N/A

ITEM 2. Changes in Securities and Use of Proceeds

  N/A

ITEM 3. Defaults Upon Senior Securities

  N/A

ITEM 4. Submission of Matters to a Vote of Security Holders

  On March 28, 2002, the Annual Meeting of Shareholders of Coherent, Inc. was held in Santa Clara, California.

  The following individuals were elected to the Board of Directors of Coherent, Inc.:

Bernard J. Couillaud Charles W. Cantoni John H. Hart Robert J. Quillinan	Henry E. Gauthier Frank P. Carrubba Jerry E. Robertson
Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:
		Affirmative Votes	Negative Votes
1.	Proposal to approve the Company's 2001 Stock Plan which reserves 2,800,000 shares of common stock for issuance.	18,719,234	3,383,714
2.	To ratify the appointment of Deloitte & Touche LLP as independent public accountants for the fiscal year ending September 28, 2002.	26,437,171	385,826

ITEM 5. Other Information

  N/A

ITEM 6. Exhibits and Reports on Form 8-K

  None

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      COHERENT, INC.
                      (Registrant)

Date: May 8, 2002	By:	/s/ LEEN SIMONET Leen Simonet Executive Vice President and Chief Financial Officer

QuickLinks

COHERENT, INC. INDEX
PART I. FINANCIAL INFORMATION
  Item I. Financial Statements
COHERENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME ( Unaudited; in thousands, except per share data)
COHERENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited; in thousands, except par value)
COHERENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
COHERENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
COHERENT, INC. PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
COHERENT, INC. SIGNATURES