Form 10-Q/A
period 2002-03-30
COHERENT INC
filed 2002-05-10
CIK 21510

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

COHERENT, INC.

INTRODUCTORY NOTE

        This Amendment to the Registrant's Quarterly Report on Form 10-Q, as filed by the registrant on May 8, 2002, is being filed to (1) amend the Consolidated Condensed Statements of Income included in Part I Item I for a typographical error, (2) amend the Equity Price Risk disclosures in Part I Item 3 for a typographical error and (3) to file a material contract as Exhibit 10.12 in Part II Item 6.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
NET SALES	$98,649	$129,603	$195,268	$241,532
COST OF SALES	58,657	71,741	113,256	132,206

GROSS PROFIT	39,992	57,862	82,012	109,326

OPERATING EXPENSES:
Research and development	13,616	13,257	27,544	24,412
Selling, general and administrative	23,306	27,540	46,025	53,192
Intangibles amortization	898	784	1,806	1,552

TOTAL OPERATING EXPENSES	37,820	41,581	75,375	79,156

INCOME FROM OPERATIONS	2,172	16,281	6,637	30,170
OTHER INCOME (EXPENSE):
Interest and dividend income	2,071	3,340	4,409	7,560
Interest expense	(1,411)	(1,262)	(2,899)	(2,589)
Foreign exchange gain (loss)	77	(47)	(471)	(314)
Other-net	2,018	1,089	1,498	1,528

TOTAL OTHER INCOME (EXPENSE), NET	2,755	3,120	2,537	6,185
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	4,927	19,401	9,174	36,355
PROVISION FOR INCOME TAXES	1,684	6,527	3,056	12,283

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	3,243	12,874	6,118	24,072
MINORITY INTEREST IN SUBSIDIARIES EARNINGS	(236)	(1,605)	(381)	(3,017)

INCOME FROM CONTINUING OPERATIONS	3,007	11,269	5,737	21,055
DISCONTINUED OPERATIONS (NET OF INCOME TAXES OF $1,522 and $3,031)		3,384		5,697

INCOME BEFORE ACCOUNTING CHANGES	3,007	14,653	5,737	26,752
CUMULATIVE EFFECT OF ACCOUNTING CHANGES (NET OF INCOME TAXES OF $36)				54

NET INCOME	$3,007	$14,653	$5,737	$26,806

NET INCOME PER BASIC SHARE:
Income from continuing operations	$0.10	$0.41	$0.20	$0.77
Income from discontinued operations, net of income taxes		0.12		0.21
Cumulative effect of accounting changes

Net Income	$0.10	$0.53	$0.20	$0.98

NET INCOME PER DILUTED SHARE:
Income from continuing operations	$0.10	$0.39	$0.20	$0.74
Income from discontinued operations, net of income taxes		0.12		0.20
Cumulative effect of accounting changes

Net Income	$0.10	$0.51	$0.20	$0.94

SHARES USED IN COMPUTATION:
Basic	28,684	27,397	28,598	27,313
Diluted	29,268	28,736	29,174	28,636

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

EQUITY PRICE RISK

We have investments in publicly-traded equity securities. As we account for these securities as available-for-sale, unrealized gains and losses resulting from changes in the fair value of these securities are reflected in stockholders' equity, and not reflected in earnings until the securities are sold. As of March 30, 2002, the fair market value of these securities was $60.4 million and unrealized loss on these securities was $42.3 million (net of $21.8 million in income tax). $60.3 million of these securities represents an investment in Lumenis common stock. Our investment in Lumenis common stock decreased in value by $48.8 million (45%) from September 29, 2001 to March 30, 2002. A 20% adverse change in equity prices would result in an approximate $12.1 million decrease in the fair value of our available-for-sale equity investments as of March 30, 2002. The Lumenis common stock received is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement. Currently, we do not hedge our investment in Lumenis stock. Due to the nature and terms of this security, we may continue to experience a material change in the value of our investment related to future price fluctuations of the security.

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

ITEM 5. Other Information

  N/A

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.12	Master Lease and Security Agreement between SMBC Leasing and Finance, Inc. and Coherent.
  (b)
  Reports on Form 8-K

    None

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      COHERENT, INC.
                      (Registrant)

Date: May 10, 2002	By:	/s/ HELENE SIMONET Helene Simonet Executive Vice President and Chief Financial Officer

QuickLinks

INTRODUCTORY NOTE
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