Form 10-Q
period 2002-06-29
COHERENT INC
filed 2002-08-13
CIK 21510

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2002

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

        The number of shares outstanding of registrant's common stock, par value $.01 per share, at July 29, 2002 was 29,016,060 shares.

COHERENT, INC.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
NET SALES	$95,932	$120,913	$291,200	$362,445
COST OF SALES	57,423	65,589	170,679	197,795

GROSS PROFIT	38,509	55,324	120,521	164,650

OPERATING EXPENSES:
Research and development	12,573	14,707	40,117	39,119
In-process research and development		2,471		2,471
Selling, general and administrative	24,054	27,141	70,079	80,333
Impairment loss on equipment	10,788		10,788
Intangibles amortization	809	1,621	2,615	3,173

TOTAL OPERATING EXPENSES	48,224	45,940	123,599	125,096

INCOME (LOSS) FROM OPERATIONS	(9,715)	9,384	(3,078)	39,554
OTHER INCOME (EXPENSE):
Interest and dividend income	2,889	3,115	7,298	10,675
Interest expense	(1,296)	(1,037)	(4,195)	(3,626)
Foreign exchange gain	(232)	(975)	(703)	(1,289)
Write-down of Lumenis investment	(104,237)		(104,237)
Other-net	858	52	2,356	1,580

TOTAL OTHER INCOME (EXPENSE), NET	(102,018)	1,155	(99,481)	7,340
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(111,733)	10,539	(102,559)	46,894

PROVISION (BENEFIT) FOR INCOME TAXES	(28,830)	3,712	(25,774)	15,995

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(82,903)	6,827	(76,785)	30,899
MINORITY INTEREST IN SUBSIDIARIES EARNINGS	88	(322)	(293)	(3,339)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(82,815)	6,505	(77,078)	27,560
DISCONTINUED OPERATIONS, NET OF INCOME TAXES OF $1,108, $42,550, $1,108 and $45,581	1,685	67,514	1,685	73,211

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	(81,130)	74,019	(75,393)	100,771
CUMULATIVE EFFECT OF ACCOUNTING CHANGES (NET OF INCOME TAXES OF $36)				54

NET INCOME (LOSS)	$(81,130)	$74,019	$(75,393)	$100,825

NET INCOME (LOSS) PER BASIC SHARE:
Income (loss) from continuing operations	$(2.86)	$0.23	$(2.69)	$1.00
Income from discontinued operations, net of income taxes	0.06	2.43	0.06	2.67
Cumulative effect of accounting changes
Net income (loss)	$(2.81)	$2.66	$(2.63)	$3.67

NET INCOME (LOSS) PER DILUTED SHARE:
Income (loss) from continuing operations	$(2.86)	$0.23	$(2.69)	$0.96
Income from discontinued operations, net of income taxes	0.06	2.33	0.06	2.55
Cumulative effect of accounting changes
Net income (loss)	$(2.81)	$2.56	$(2.63)	$3.51

SHARES USED IN COMPUTATION:
Basic	28,922	27,870	28,706	27,499
Diluted	28,922	28,908	28,706	28,727

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	June 29, 2002	September 29, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,478	$77,409
Short-term investments	148,914	258,414
Accounts receivable—net of allowances of $4,944 (2002) and $4,794 (2001)	72,424	90,688
Inventories	103,068	107,980
Prepaid expenses and other assets	44,600	24,120
Deferred tax assets	57,066	25,826

TOTAL CURRENT ASSETS	532,550	584,437

PROPERTY AND EQUIPMENT	274,065	251,318
ACCUMULATED DEPRECIATION AND AMORTIZATION	(100,358)	(82,782)

Property and equipment—net	173,707	168,536

GOODWILL—net of accumulated amortization of $10,644 (2002) and $14,660 (2001)	31,600	31,329
OTHER ASSETS	73,724	90,215

	$811,581	$874,517

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$19,072	$21,545
Current portion of long-term obligations	7,680	10,020
Accounts payable	14,923	18,002
Income taxes payable	73	4,322
Other current liabilities	59,731	61,710

TOTAL CURRENT LIABILITIES	101,479	115,599

LONG-TERM OBLIGATIONS	49,725	58,159
OTHER LONG-TERM LIABILITIES	59,873	53,097
MINORITY INTEREST IN SUBSIDIARIES	49,440	49,367
STOCKHOLDERS' EQUITY:
Common stock, par value $.01:
Authorized—500,000 shares
Outstanding—29,010 shares (2002) and 28,426 shares (2001)	288	283
Additional paid-in capital	283,828	270,873
Notes receivable from stock sales	(2,045)	(861)
Accumulated other comprehensive income (loss)	2,961	(13,425)
Retained earnings	266,032	341,425

TOTAL STOCKHOLDERS' EQUITY	551,064	598,295

	$811,581	$874,517

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	NINE MONTHS ENDED
	June 29, 2002	June 30, 2001
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Income (loss) from continuing operations after accounting changes	$(77,078)	$27,614
Adjustments to reconcile income (loss) from continuing operations after accounting changes to net cash provided by (used for) continuing operating activities:
Purchased in-process research and development		2,471
Purchases of short-term trading investments	(110,349)	(308,976)
Proceeds from sales of short-term trading investments	130,926	263,414
Write-down of Lumenis investment	104,237
Impairment loss on equipment	10,788
Cumulative effect of accounting changes		(54)
Depreciation and amortization	17,665	16,274
Intangibles amortization	2,615	3,173
Other adjustments	957	5,238
Changes in operating assets and liabilities	(5,797)	(56,938)

Net Cash Provided By (Used For) Continuing Operating Activities	73,964	(47,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(29,446)	(67,833)
Purchases of available-for-sale securities		(42,789)
Proceeds from sales of available-for-sale securities		19,931
Proceeds from sale of Medical segment, net		89,716
Acquisition of businesses, net of cash acquired	86	(52,803)
Other—net	(827)	(4,686)

Net Cash Used For Investing Activities	(30,187)	(58,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings	81	134
Long-term debt payments	(11,056)	(1,180)
Short-term borrowings	6,988	27,533
Short-term repayments	(10,575)	(16,609)
Cash overdrafts increase (decrease)	1,253	(1,503)
Sales of shares under employee stock plans	9,163	19,715
Collection of notes receivable from stock sales	66	433

Net Cash Provided By (Used For) Financing Activities	(4,080)	28,523

Net Cash Used For Discontinued Operations		(1,278)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(10,628)	2,568

Net increase (decrease) in cash and cash equivalents	29,069	(76,435)
Cash and cash equivalents, beginning of period	77,409	156,521

CASH AND CASH EQUIVALENTS, END OF PERIOD	$106,478	$80,086

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of notes related to sale of common stock	$1,249	$230
Repayment of acquisition obligation through issuance of common stock	$1,252
Activity resulting from sale of Medical Segment:
Shares of Lumenis stock received		$124,390
Note receivable from Lumenis		$11,160
Stock-based compensation charge		$12,576
Deferred income tax expense		$24,445

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

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

        Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassification had no impact on net income (loss) or stockholders' equity for any period presented.

2. DISCONTINUED OPERATIONS

        On February 25, 2001, we entered into a definitive agreement to sell our Medical segment to Lumenis, Inc. (formerly ESC Medical Systems Ltd.) and on April 30, 2001, we completed the sale of the Medical segment assets for cash of $100.0 million, notes receivable of $12.9 million and 5,432,099 shares of Lumenis common stock. We estimated the total value of this consideration as $236.0 million. The agreement provided additional cash consideration up to $6.0 million if the actual net tangible assets sold are more than a predetermined amount and a note receivable reduction if the actual net tangible assets sold are less than a predetermined amount. In June 2002, we reached a purchase price settlement with Lumenis, resulting in a gain of $1.7 million (net of income taxes of $1.1 million), which is included in results of discontinued operations during the quarter and nine months ended June 29, 2002. In addition, the agreement provides a future earnout payment of up to $25.0 million based on the future sales of certain Medical laser and light-based products through December 31, 2004.

        The face value of the note received is $12.9 million, bearing interest of 5% payable semi-annually over its 18 month term. At April 30, 2001, we recorded the note at its fair value of $11.6 million and are amortizing the discount to interest income over the term of the note. The Lumenis common stock received is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement. At April 30, 2001, we estimated the value of the Lumenis stock at $124.4 million. (See Note 4 regarding current estimated value.)

        The disposal of the Medical segment represents the disposal of a business segment under Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Accordingly, results of the operations of the Medical segment in fiscal 2001 have been classified as discontinued and prior periods have been reclassified on this basis.

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

        The cumulative effect of the change, totaling $112,000 (net of income taxes of $58,000), is shown as a one-time charge to income in the consolidated statements of operations. If SAB 101 had been adopted as the beginning of fiscal 1999, the effect on the results of operations for the years ended September 30, 2000 and 1999, would not have been material.

        We recognize revenue in accordance with SAB 101. Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is probable. Delivery is generally considered to have occurred when shipped. Our products typically include a one-year warranty. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

        We generally recognize product revenue at the time of delivery and, for certain products for which we perform product installation services, the cost of installation is generally accrued at the time product revenue is recognized.

        Our sales to end-user customers, resellers and distributors typically do not have customer acceptance provisions and only certain of our OEM customer sales have customer acceptance provisions. Customer acceptance is generally limited to performance under our published product specifications. For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at our site or by the customer's acceptance of the results of our testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.

        The vast majority of our sales are made to original equipment manufacturers (OEM's), distributors and resellers and end-users in the non-scientific market. Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where, for example, we have agreed to perform installation or provide training. In those instances, we defer revenue related to installation services until installation is completed and defer revenue on training services until training is completed.

        Sales to end-users in the scientific market typically require installation and, thus, involve post-delivery obligations, however our post delivery installation obligations are not essential to the functionality of our products. However, for a limited number of products or arrangements where management considers installation to be significant in comparison to the value of the product sold, we defer revenue related to installation services until completion of these services.

        For most products, training is not provided and thus no post-delivery training obligation exists. However, when training is provided to our customers, it is typically priced separately and is recognized as revenue when the training service is provided.

4. SHORT-TERM INVESTMENTS

        All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents and are classified as trading. Marketable short-term investments in debt securities are generally classified and accounted for as trading securities and are valued based on quoted market prices. Marketable short-term investments in equity securities are generally classified and accounted for as available-for-sale and are valued based on quoted market prices. Management determines the appropriate classification of debt and equity securities at the time of purchase. Investments in debt and equity securities classified as trading are reported at fair value, with unrealized gains and losses included in earnings. Instruments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in stockholders' equity until realized. Interest and amortization of premiums and discounts for debt securities are included in interest income. Gains and losses on securities sold are determined based on the specific identification method and are included in other income.

        As of June 29, 2002 and September 29, 2001, $3.0 million and $40.3 million of debt securities, respectively, were classified as trading and were included in cash and cash equivalents on our consolidated balance sheets. As of June 29, 2002 and September 29, 2001, $125.7 million and $149.3 million of debt securities, respectively, were classified as trading and were included in short-term investments on our consolidated balance sheets. Debt securities at June 29, 2002 consisted primarily of U.S. and foreign corporate debt securities and US government and municipal agency securities. During the quarter and nine months ended June 29, 2002, we recognized unrealized gains (losses) on trading securities of $135,000 and ($1,162,000), respectively. As of June 29, 2002, $3.0 million of other short-term investments were classified as trading and were included in short-term investments on our consolidated balance sheets.

        As of June 29, 2002 and September 29, 2001, we had marketable equity securities with an aggregate market value of $20.2 million and $109.1 million, respectively, classified as available-for-sale short-term investments on our consolidated balance sheets. As of September 29, 2001, an unrealized loss of $10.1 million (net of the related tax effect of $5.2 million), related to these equity securities was included in accumulated comprehensive income (loss). The investments in marketable equity securities at June 29, 2002 and September 29, 2001 represent the fair value of our investment (5,432,099 shares) in Lumenis common stock. The Lumenis common stock received is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement.

        In determining if and when a decline in market value below cost of this investment is other-than-temporary, as required by SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", management evaluates the length of time below cost, the severity of the decline relative to cost, market conditions, financial condition of Lumenis and other key measures for our investments in equity securities. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. As of June 29, 2002 the market value of our investment in Lumenis had declined from our initial valuation of $124.4 million to $20.2 million. This decline was deemed to be other-than-temporary and an impairment loss of $104.2 million ($79.2 million after income tax benefit of $25.0 million) was recognized in the quarter ended June 29, 2002. The $25.0 million in tax benefit related to the impairment loss is net of a $15.6 million valuation allowance recorded against this capital loss deferred tax asset. Unrealized gains and losses from the new cost basis will be recorded in accumulated other comprehensive income (loss). If the market value of the Lumenis stock continues to decline in fiscal 2003 or beyond, we may recognize additional losses on this investment.

5. DERIVATIVES

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

        Our objective of holding derivatives is to minimize the risks of foreign currency fluctuation by using the most effective methods to eliminate or reduce the impact of these exposures. Principal currencies hedged include the Euro, Yen and British Pound. Forwards used to hedge a portion of forecasted international revenue for up to 15 months in the future are designated as cash flow hedging instruments.

        For foreign currency forward contracts under SFAS 133, hedge effectiveness is measured by comparing the cumulative change in the hedged contract with the cumulative change in the hedged item, both of which are based on forward rates. For foreign currency option contracts under SFAS 133, only the intrinsic value of the option based on spot rates is used in assessing hedge effectiveness. The time value of the option is excluded in calculating effectiveness and reported in earnings immediately. This amount was not significant for the quarter ended June 29, 2002.

        The net derivative loss of $642,000 included in OCI as of June 29, 2002 will be reclassified into earnings within the next twelve months for backlog hedges and amortized into earnings through December 2020 for a hedge related to a building purchase option which was exercised in December 2000.

        We entered into a loan to hedge the firm commitment to one Euro customer through June 2004. For this fair value hedge, effectiveness is measured by comparing the principal balance of the loan against the firm commitment balance. As of June 29, 2002, the loan balance of $498,000 exceeded the firm commitment by $18,000. The effect on earnings is recorded to other income (expense) and was not significant for the quarter ended June 29, 2002.

        Forwards not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. Changes in the fair value of these derivatives are recognized in other income (expense).

6. PROPERTY AND EQUIPMENT

        As of June 29, 2002, buildings and improvements included costs of $12.0 million related to facilities in Lincoln, California which are not ready for their intended use and are not being depreciated. Construction was suspended on these facilities in fiscal 2001. Timing for completion of the Lincoln facility us dependent upon market conditions including, but not limited to, worldwide market supply of and demand for optical telecommunication and semiconductor-related products and our operations, cash flows and alternative uses of capital. We intend to utilize this facility in our operations subsequent to September 30, 2004.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS 141 did not have a material impact on our financial position, results of operations or cash flows.

        Effective September 30, 2001 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" which establishes new standards for goodwill acquired in a business combination and other intangible assets, eliminates amortization of existing goodwill balances, and requires annual evaluation of goodwill for impairment. SFAS 142 was effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal years beginning after March 15, 2001. Upon adoption of

SFAS 142, we stopped the amortization of goodwill with a net carrying value of $32.1 million at September 29, 2001 and annual amortization of $4.1 million, including amortization resulting from the acquisitions of Crystal Associates, Inc. in November 2000 and DeMaria Electro-Optics Systems, Inc. and MicroLas Laser System GmbH in April 2001, that resulted from business combinations initiated prior to the adoption of SFAS 141.

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

        As part of our adoption of SFAS 142, we completed the initial impairment tests during the third quarter of fiscal 2002 and these tests resulted in no impairment. The carrying amount of goodwill attributable to each reportable segment is as follows:

	June 29, 2002	September 29, 2001
Lambda Physik	$20,618	$20,618
Electro-Optics	10,982	10,711

	$31,600	$31,329

        Actual results of operations for the three and nine month periods ended June 29, 2002 and June 30, 2001 adjusted to apply the non-amortization provisions of SFAS 142 in those periods follow: (in thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Reported net income (loss)	$(81,130)	$74,019	$(75,393)	$100,825
Add: goodwill amortization, net of tax		535		1,129

Adjusted net income (loss)	$(81,130)	$74,554	$(75,393)	$101,954

Basic earnings per share:
Reported net income (loss)	$(2.81)	$2.66	$(2.63)	$3.67
Add: goodwill amortization, net of tax		0.02		0.04

Adjusted net income (loss)	$(2.81)	$2.68	$(2.63)	$3.71

Diluted earnings per share:
Reported net income (loss)	$(2.81)	$2.56	$(2.63)	$3.51
Add: goodwill amortization, net of tax		0.02		0.04

Adjusted net income (loss)	$(2.81)	$2.58	$(2.63)	$3.55

        In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continued to be appropriate except for workforce-in-place with a net carrying value of $0.8 million which was reclassified into goodwill. The components of our amortizable intangible assets are as follows (in thousands):

	June 29, 2002		September 29, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired existing technology	$19,404	$2,802	$19,604	$1,570
Patents	7,051	1,532	6,490	983
Licenses	4,261	3,089	4,661	3,168
Drawings	969	168	892	74
Order backlog	956	956	880	460
Customer lists	630	276	630	131
Workforce			1,053	252
Other	49	22	500	467

	$33,320	$8,845	$34,710	$7,105

        Amortization expense for intangible assets during the third quarter of fiscal 2002 was $0.8 million ($2.6 million year-to-date). Estimated amortization expense for the remainder of fiscal 2002 and the five succeeding fiscal years follows (in thousands):

Estimated Amortization Expense
2002 (remainder)	$791
2003	3,066
2004	2,986
2005	2,658
2006	2,213
2007	$1,936

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Companies are required to adopt SFAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We expect to adopt SFAS 144 as of October 1, 2002. Management does not expect the adoption to have a material effect on our operating results or financial condition.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 28, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

8. ACQUISITIONS

        In June 2002, our Lambda Physik subsidiary acquired a 98% interest in Optomech GmbH for $24,000 in cash. Optomech produces the strategically important heart of the laser, the laser tube, under cleanroom conditions, ensuring Lambda access to this technologically vital component. The preliminary purchase accounting did not result in any intangible assets or goodwill.

        In April 2002, we issued 59,246 shares of our stock ($1,252,000) as payment for the remaining obligation relating to the 1996 acquisition of Tutcore OY Ltd, located in Tampere, Finland.

9. COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net income (loss)	$(81,130)	$74,019	$(75,393)	$100,825
Cumulative effect of accounting change (See Note 5)				(275)
Translation adjustment	12,717	(3,956)	6,940	(5,296)
Net gain (loss) on derivative instruments	(805)	(186)	(689)	447
Unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments	42,296	21,553	10,135	20,399

Total comprehensive income (loss)	$(26,922)	$91,430	$(59,007)	$116,100

        The following summarizes activity in accumulated other comprehensive income (OCI) related to derivatives, net of income taxes (in thousands):

Balance, September 30, 2000	$—
Cumulative effect of adopting SFAS 133	(275)
Changes in fair value of derivatives	871
Net gains reclassified from OCI	(424)

Balance, June 30, 2001	$172

Balance, September 29, 2001	$47
Changes in fair value of derivatives	(194)
Net gains reclassified from OCI	(495)

Balance, June 29, 2002	$(642)

        Accumulated other comprehensive income (net of tax) at June 29, 2002 is comprised of accumulated translation adjustments of $3,609, net loss on derivative instruments of ($642) and unrealized loss on available-for-sale securities of ($6), respectively. Accumulated other comprehensive income (net of tax) at September 29, 2001 is comprised of accumulated translation adjustments of ($3,331), net gain on derivative instruments of $47 and unrealized loss on investments of ($10,141), respectively.

10. EARNINGS (LOSS) PER SHARE

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

        The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Weighted average shares outstanding—Basic	28,922	27,870	28,706	27,499
Common stock equivalents		1,020		1,208
Employee stock purchase plan equivalents		18		20

Weighted average shares and equivalents—Diluted	28,922	28,908	28,706	28,727

        A total of 3,072,000 and 1,238,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the three months ended June 29, 2002 and June 30, 2001, respectively. A total of 2,561,000 and 1,248,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the nine months ended June 29, 2002 and June 30, 2001, respectively.

11. Balance Sheet Details

        Inventories are as follows (in thousands):

	June 29, 2002	September 29, 2001
Purchased parts and assemblies	$39,760	$39,169
Work-in-process	32,242	44,494
Finished goods	31,066	24,317

Net inventories	$103,068	$107,980

Prepaid expenses and other assets consist of the following (in thousands):

	June 29, 2002	September 29, 2001
Prepaid income taxes	$14,283	$9,035
Note receivable from Lumenis	12,604
Prepaid expenses and other	17,713	15,085

Prepaid expenses and other assets	$44,600	$24,120

Other assets consist of the following (in thousands):

	June 29, 2001	September 29, 2001
Deferred tax assets	$24,957	$30,465
Intangible assets	24,475	27,605
Deferred compensation	17,951	15,460
Note receivable from Lumenis		11,782
Other assets	5,291	3,798
Assets held for investment	1,050	1,105

Other assets	$73,724	$90,215

Other current liabilities consist of the following (in thousands):

	June 29, 2002	September 29, 2001
Accrued payroll and benefits	$18,764	$21,479
Accrued expenses and other	20,945	21,215
Reserve for warranty	10,566	11,519
Customer deposits	4,475	4,379
Deferred income	4,981	3,118

Other current liabilities	$59,731	$61,710

Other long-term liabilities consist of the following (in thousands):

	June 29, 2002	September 29, 2001
Deferred tax liabilities	$38,075	$34,543
Deferred compensation	17,951	15,460
Deferred income and other	3,163	2,385
Environmental remediation costs	684	709

Other long-term liabilities	$59,873	$53,097

12. EQUIPMENT IMPAIRMENT

        The impairment loss of $10.8 million recognized in the quarter ended June 29, 2002 relates to the write-off of equipment due to management's decision to cease most of our activities related to the telecom passives component market. A significant portion of the assets impaired was recently acquired in connection with capacity expansions in anticipation of future demand and had not yet been placed in service. We plan to dispose of the impaired equipment within the next year. As the impaired assets, part of the electro-optics segment, are held for sale at June 29, 2002, we have written these assets down to their estimated realizable value, net of expected selling expenses.

        We evaluated the carrying value of certain long-lived assets, consisting primarily of production equipment and buildings and improvements recorded on the balance sheet at June 29, 2002 in accordance with SFAS 121 during the third quarter of fiscal 2002. SFAS 121 requires recognition of impairment losses on long-lived assets in the event that the carrying value of such assets exceeds the fair values. When we have indicators of impairment, we review our long-lived assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

13. COMMITMENTS AND CONTINGENCIES

        During the second quarter of fiscal 2002, we renewed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California, which we are subleasing to our former Medical segment, which is a part of Lumenis. The lease expires in February 2007. Upon expiration of the lease, we have an option to purchase the property for $24.6 million, renew the lease for an additional five years or arrange for the sale of the property to a third party where we would retain an obligation to the owner for the difference between the sale price, if less than $24.6 million, and $21.3 million, subject to certain provisions of the lease. If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million. We occupied the building in July 1998 and commenced lease payments at that time. The lease requires us to maintain specified financial covenants, all of which we were in compliance with as of June 29, 2002.

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

        Management believes that our probable, nondiscounted net liability at June 29, 2002 for remaining costs associated with the above environmental matters is $0.6 million, which has been previously accrued. This amount consists of total estimated probable costs of $0.7 million ($0.1 million included in other current liabilities and $0.6 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $0.1 million included in other assets from other parties named to the order.

14. SEGMENT INFORMATION

        We are organized around three separately managed business units: the Photonics Group, the Telecom-Actives Group and Lambda Physik, which we have identified as operating segments. Consistent with the guidance of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," we have aggregated these three operating segments into two reportable segments. The Telecom-Actives Group is aggregated with the Photonics Group in the Electro-Optics segment as they have similar economic characteristics and are similar in the following: nature of products/services, nature of production process, type/class of customer, distribution methods and nature of regulatory environment. The Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, optical telecommunications, scientific research, printing and reprographics and advanced packaging. The Lambda Physik segment focuses on markets including lasers for lithography, the production of flat panel displays, inkjet printers, fiber bragg gratings, refractive surgery, scientific research, materials processing and micromachining applications.

        Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have been identified as the chief operating decision makers (CODMs) for SFAS 131 purposes as they assess the performance of the business units and decide how to allocate resources to the business units. Pretax income from continuing operations is the measure of profit and loss that our CODMs use to assess performance and make decisions. Pretax income from continuing operations represents the sales less the cost of sales and direct operating expenses incurred within the operating segments. In addition, our corporate expenses, except for administrative costs previously allocated to our discontinued Medical segment, depreciation of corporate assets and general legal expenses, are allocated to the operating segments and are included in the results below. Corporate expenses not allocated to the groups (administrative costs previously allocated to our discontinued Medical segment, depreciation of corporate assets and general legal expenses) are included in Corporate and Other in the reconciliation of operating results. Furthermore, the write-down of our Lumenis investment, interest expense, interest income and the gain on the sale of real estate are included in Corporate and Other in the reconciliation of operating results.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net Sales:
Electro-Optics	$75,966	$94,168	$226,825	$272,456
Lambda Physik	19,966	26,745	64,375	89,989

Total Net Sales	$95,932	$120,913	$291,200	$362,445

Intersegment Net Sales:
Electro-Optics	$13	$568	$94	$1,035
Lambda Physik	309	227	885	567

Total Intersegment Sales	$322	$795	$979	$1,602

Income (Loss) From Continuing Operations Before Income Taxes, Including Tax-Effected Minority Interest:
Electro-Optics	$(8,508)	$8,539	$(1,950)	$33,965
Lambda Physik	(954)	1,009	(545)	8,990
Corporate and other	(102,183)	669	(100,357)	600

Total Income (Loss) From Continuing Operations Before Income Taxes, Including Tax-Effected Minority Interest	$(111,645)	$10,217	$(102,852)	$43,555

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

        This discussion contains forward-looking statements that relate to future events or our future performance, such as statements set forth below in this Item 2 under the heading "Our Strategy" and statements relating to future international sales and the potential effects of foreign currency fluctuation on our financial condition. Actual results, events and performance may differ materially as a result of various factors, including those described in this Quarterly Report on Form 10-Q under the heading "Risk Factors" and elsewhere in this document. We also refer you to our Annual Report on Form 10-K for the fiscal year ended September 29, 2001 under the heading "Risk Factors" in Part I. Item 1. Business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

        We conduct a significant portion of our business internationally. International sales accounted for 55% of net sales for fiscal 2001 and 60% of net sales for the current quarter and nine months ended June 29, 2002. We anticipate that international sales will continue to account for a significant portion of our net sales in the foreseeable future. A portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales results from exports to foreign distributors and resellers. As a result, our international sales and operations are subject to the risks of conducting business internationally. We are also subject to the risks of fluctuating foreign exchange rates, which could materially adversely affect the sales price of our products in foreign markets as well as the costs and expenses of our international subsidiaries. While we use forward exchange contracts, currency swap contracts, currency options and other risk management techniques to hedge our currency exposure, we remain exposed to the economic risks of foreign currency fluctuations.

There can be no assurance that such factors will not adversely impact our operations in the future or require us to modify current business practices.

        In fiscal 2001, we took the steps we considered necessary to strategically focus on those high growth markets, technologies and opportunities that are best complemented by our core competencies. On April 30, 2001, we completed the sale of our Medical segment to Lumenis, Inc. (formerly ESC Medical Systems Ltd.) for a combination of cash, notes and Lumenis common stock with an estimated value of $236.0 million plus a potential earnout of an additional $25.0 million. The sale resulted in a one-time after-tax gain of $71.8 million, which is reflected in our results for fiscal 2001. In June 2002, we reached a purchase price settlement with Lumenis, resulting in an after-tax gain of $1.7 million, which is reflected in our results from discontinued operations for the quarter and nine months ended June 29, 2002. The operations of our Medical segment during fiscal 2001 are presented as income from discontinued operations on our Statements of Operations and Cash Flows.

        In the quarter ended June 29, 2002, we recognized an after-tax impairment loss on equipment of $10.8 million ($6.6 million after-tax). The impairment loss resulted from management's decision to cease most of our activities related to the telecom passives component market as short to mid-term opportunities no longer justified the investments made.

        In the quarter ended June 29, 2002, we also recognized a pretax loss of $104.2 million ($79.2 million after-tax) to reflect the other-than-temporary decline in market value of our investment in Lumenis common stock, acquired as a result of our April 2001 sale of our Medical segment to Lumenis.

CRITICAL ACCOUNTING POLICIES

        Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, allowances for uncollectible accounts receivable and sales returns reserves, inventory reserves, warranty costs, depreciation and amortization, taxes and contingencies. Actual results could differ from those estimates.

        We have identified the following as critical accounting policies to our company: revenue recognition, accounting for our marketable equity securities, accounting for long-lived assets, inventory reserves, warranty reserves and accounting for income taxes.

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

        We recognize revenue in accordance with SAB 101. Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is probable. Delivery is generally considered to have occurred when shipped.

        Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Failure to obtain anticipated orders to delays or cancellations of orders could have a material adverse effect on our revenue. In addition, pressures from customers to reduce our prices, or to modify our existing sales terms may result in material adverse effects on our revenue in future periods. Our products typically include a one-year warranty. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

        We generally recognize product revenue at the time of delivery and, for certain products for which we perform product installation services, the cost of installation is generally accrued at the time product revenue is recognized.

        Our sales to end-user customers, resellers and distributors typically do not have customer acceptance provisions and only certain of our OEM customer sales have customer acceptance provisions. Customer acceptance is generally limited to performance under our published product specifications. For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at our site or by the customer's acceptance of the results of our testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.

        The vast majority of our sales are made to original equipment manufacturers (OEM's), distributors and resellers and end-users in the non-scientific market. Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where, for example, we have agreed to perform installation or provide training. In those instances, we defer revenue related to installation services until installation is completed and defer revenue on training services until training is completed.

        Sales to end-users in the scientific market typically require installation and, thus, involve post-delivery obligations, however our post delivery installation obligations are not essential to the functionality of our products. However, for a limited number of products or arrangements where management considers installation to be significant in comparison to the value of the product sold, we defer revenue related to installation services until completion of these services.

        For most products, training is not provided and thus no post-delivery training obligation exists. However, when training is provided to our customers, it is typically priced separately and is recognized as revenue when the training service is provided.

Marketable Equity Securities

        We classify our marketable equity investments, primarily consisting of our 5,432,099 shares of Lumenis stock, as short-term available-for-sale investments. These investments are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included as a component of other comprehensive income (loss), which is reflected as a separate component of stockholders' equity. Gains are recognized in our statement of operations when realized, and losses are recognized at the earlier of realization and management's determination that a decline in value is other-than-temporary.

        In determining if and when a decline in the value of our Lumenis is other-than-temporary, management evaluates the length of time that the market value has been below cost, the severity of the decline relative to cost, current and expected future market conditions, the financial condition of Lumenis and other relevant criteria. As of June 29, 2002 the market value of our investment in Lumenis had declined from our initial valuation of $124.4 million to $20.2 million. This decline was deemed to be other-than-temporary and an impairment loss of $104.2 million ($79.2 million after income taxes of $25.0 million) was recognized in the quarter ended June 29, 2002. Unrealized gains and losses from the new cost basis will be recorded in accumulated other comprehensive income (loss).

If the market value of the Lumenis stock continues to decline, we may recognize additional losses on this investment.

Impairment of Long-Lived Assets

        We evaluate long-lived assets, including goodwill and purchased intangible assets, whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

Inventory Reserves

        We record our inventory at the lower of cost (computed on a first-in, first-out basis) or market. We record inventory reserves equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory reserves are generally recorded, within guidelines set by management, when the inventory for a device exceeds 12 months of demand for the device and when individual parts have been in inventory for greater than 12 months. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required which could materially affect out future results of operations. We record reserves on demo inventory by amortizing the cost of demo inventory over a two year period from the fourth month it is placed in service. During the year ended September 29, 2001, we recorded a charge of $13.9 million for excess inventory and open purchase order commitments due to decreased marketability resulting from the slowdown in the Lithography business at Lambda Physik, which was reflected in postponed delivery dates, cancelled orders and further expected order cancellations from customers. Due to rapidly changing forecasts and orders, additional write-downs for excess or obsolete inventory, while not currently expected, could be required in the future. Differences between actual results and previous estimates of excess and obsolete inventory could result in material adverse effects on our future results of operations.

Warranty Reserves

        We provide warranties on certain of our product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

Income Taxes

        As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate. This process involves us estimating our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

        Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries either because such earnings are intended to be permanently reinvested or because foreign tax credits are available to offset any planned distributions of such earnings.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

        Loss from continuing operations for the current fiscal quarter was $82.8 million ($2.86 per diluted share) including impairment charges of $115.0 million ($85.8 million after-tax or $2.97 per diluted share) compared to income from continuing operations of $6.5 million ($0.23 per diluted share) in the corresponding prior year period. Loss from continuing operations for the nine months ended June 29, 2002 was $77.1 million ($2.69 per diluted share), including impairment charges of $115.0 million ($85.8 million after-tax or $2.99 per diluted share), a gain on sale of real estate of $1.0 million ($0.03 per diluted share) and an after-tax benefit of $0.7 million, net of minority interest, ($0.02 per diluted share) for a non-recurring favorable inventory adjustment, compared to income from continuing operations of $27.6 million ($0.96 per diluted share) in the corresponding prior year period.

        The current quarter impairment charges include a $104.2 million ($79.2 million after-tax) write-down of the value of the Lumenis stock we acquired as a result of the April 2001 sale of our Medical segment to Lumenis as well as a $10.8 million ($6.6 million after-tax) charge for equipment impairment due to management's decision to cease most of our activities related to the telecom passives component market.

        The quarterly decrease in income from continuing operations was primarily attributable to the impairment charges mentioned above, lower sales volumes, lower gross margins as a percentage of sales and lower interest and dividend income, partially offset by a lower tax rate and the cessation of goodwill amortization due to the adoption of SFAS 142 in the first quarter of fiscal 2002. The year-to-date decrease in income from continuing operations was primarily attributable to the impairment charges mentioned above, lower sales volumes, lower gross margins as a percentage of sales and lower interest and dividend income, partially offset by a lower tax rate, the second quarter fiscal 2002 gain on sale of real estate, the non-recurring favorable inventory adjustment in the first quarter of fiscal 2002 and the cessation of goodwill amortization due to the adoption of SFAS 142 in the first quarter of fiscal 2002.

NET SALES:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
	(in thousands)
Consolidated:
Domestic	$38,228	$55,356	$115,265	$162,250
International	57,704	65,557	175,935	200,195

Total	$95,932	$120,913	$291,200	$362,445

Electro-Optics:
Domestic	$33,946	$47,451	$102,770	$132,270
International	42,020	46,717	124,055	140,186

Total	$75,966	$94,168	$226,825	$272,456

Lambda Physik:
Domestic	$4,282	$7,905	$12,495	$29,980
International	15,684	18,840	51,880	60,009

Total	$19,966	$26,745	$64,375	$89,989

Consolidated

        Net sales for the current fiscal quarter and nine months ended June 29, 2002 decreased $25.0 million (21%) and $71.2 million (20%), respectively, from the same periods one year ago. Sales decreased significantly in both the Electro-Optics and Lambda segments. During the current quarter, domestic sales decreased $17.1 million (31%) and international sales decreased $7.9 million (12%); however, international sales increased to 60% of sales. Year to date, domestic sales decreased $47.0 million (29%) and international sales decreased $24.2 million (12%); however, international sales increased to 60% of sales.

Electro-Optics

        Electro-Optics net sales decreased $18.2 million (19%) and $45.6 million (17%) for the third quarter and nine months ended June 29, 2002, respectively, compared to the corresponding prior year periods. Domestic sales decreased $13.5 million (28%) and international sales decreased $4.7 million (10%) during the current quarter. Year to date, domestic sales decreased $29.5 million (22%) and international sales decreased $16.1 million (12%). Net sales decreased primarily due to decreases in commercial solid-state products, including semiconductor lasers to the optical telecommunications, materials processing, and semiconductor markets as well as optics to the semiconductor market. While the general economy is showing signs of strengthening, the semiconductor and materials processing markets remain cautious in their capital spending. We remain uncertain about the timing of the improvement in the optical telecommunications market.

Lambda Physik

        Lambda Physik net sales decreased $6.8 million (25%) and $25.6 million (28%) for the third quarter and nine months ended June 29, 2002, respectively, compared to the corresponding prior year periods. Domestic sales decreased $3.6 million (46%) and international sales decreased $3.2 million (17%) during the current quarter. Year to date, domestic sales decreased $17.5 million (58%) and international sales decreased $8.1 million (14%). The current quarter decrease is primarily due to weakness in the industrial market, including the delayed acceptance of a few high-priced systems into the fourth quarter, and lower demand with medical OEM customers. The year-to-date decrease is primarily due to weakness in the overall lithography market as well as lower demand with medical OEM customers.

GROSS PROFIT

Consolidated

        The consolidated gross profit rate decreased to 40.1% from 45.8% in the current quarter and decreased to 41.4% from 45.4% for the nine months ended June 29, 2002, compared to the same periods one year ago. The decrease was primarily due to lower sales of higher margin commercial solid-state products in the Electro-Optics segment, underutilization of capacity due to lower sales volumes in both segments and lower volume of high margin lithography and industrial shipments as well as higher volume of lower margin service revenue in the Lambda Physik segment.

Electro-Optics

        The gross profit rate decreased to 42.1% from 45.4% in the current quarter and decreased to 42.3% from 46.3% for the nine months ended June 29, 2002, compared to the same periods one year ago. The decrease was primarily due to lower sales of higher margin commercial solid-state products and underutilization of capacity due to lower sales volumes.

Lambda Physik

        The gross profit rate decreased to 33.2% from 44.0% in the current quarter and decreased to 38.3% from 42.3% for the nine months ended June 29, 2002, compared to the same periods one year ago. The decrease was primarily due to lower volume of high margin lithography and industrial shipments, higher volume of lower margin service revenue and underutilization of capacity.

OPERATING EXPENSES:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
	(in thousands)
Research and development	$12,573	$14,707	$40,117	$39,119
In-process research and development		2,471		2,471
Selling, general and administrative	24,054	27,141	70,079	80,333
Impairment loss on equipment	10,788		10,788
Intangibles amortization	809	1,621	2,615	3,173

Total operating expenses	$48,224	$45,940	$123,599	$125,096

        Total operating expenses increased $2.3 million (5%) during the third quarter compared to the same period last year and as a percentage of sales increased from 38.0% to 50.3%. Year to date, total operating expenses decreased $1.5 million (1%), but as a percentage of sales increased from 34.5% from 42.4%. Exclusive of the current quarter impairment loss and the prior year's third quarter write-off of purchased in-process research and development, total operating expenses decreased $6.0 million (14%) during the third quarter compared to the same period last year, but as a percentage of sales increased from 36.0% to 39.0%. Exclusive of the current quarter impairment loss and the prior year's third quarter write-off of purchased in-process research and development (IPR&D), total year to date operating expenses decreased $9.8 million (8%) compared to the same period last year, but as a percentage of sales increased from 33.8% to 38.7%.

        Research and development (R&D) expenses decreased $2.1 million (15%) during the third quarter compared to the same period last year, but as a percentage of sales increased from 12.2% to 13.1%. Year to date, R&D expenses increased $1.0 million (3%) and as a percentage of sales increased from 10.8% to 13.8%. The current quarter decrease was primarily due to lower spending on telecommunications and lithography projects and the implementation of cost containment efforts in both segments. The year to date increase was primarily due to increased spending on telecommunications and lithography projects before cost containment efforts were fully implemented.

        The fiscal 2001 third quarter charge for IPR&D resulted from our acquisitions of DEOS and Microlas.

        Selling, general and administrative (SG&A) expenses decreased $3.1 million (11%) during the third quarter compared to the same period one year ago, but as a percentage of sales increased from 22.4% to 25.1%. Year to date, SG&A expenses decreased $10.3 million (13%), but as a percentage of sales increased from 22.2% to 24.1%. The absolute dollar decreases were primarily due to lower commissions as a result of lower sales volumes and lower employment-related expenses due to headcount reductions and lower incentive compensation.

        The current quarter impairment loss on equipment resulted from management's decision to cease most of our activities related to the telecom passives component market. A significant portion of the assets impaired was recently acquired in connection with capacity expansions in anticipation of future demand and had not yet been placed in service. We plan to dispose of the impaired equipment within the next year. As the impaired assets are held for sale at June 29, 2002, we have written these assets down to their estimated realizable value, net of expected selling expenses.

        Intangibles amortization decreased $0.8 million (50%) and $0.6 million (18%) during the current quarter and nine months ended June 29, 2002, compared to the same periods last year, but remained at 1% of sales. The absolute dollar decrease was primarily due to the cessation of goodwill amortization due to the adoption of SFAS 142, partially offset by the amortization of intangibles resulting from the acquisitions of MicroLas, DEOS and Crystal.

OTHER INCOME (EXPENSE)

        Other income, net of other expense, decreased $103.2 million from income of $1.2 million to an expense of $102.0 million for the quarter ended June 29, 2002 compared to the same prior year period. Other income, net of other expense, decreased $106.8 million from income of $7.3 million to an expense of $99.5 million for the nine months ended June 29, 2002 compared to the same prior year period. The current quarter and year-to-date include a $104.2 million charge due to the write-down of our investment in Lumenis common stock (Investment Write-down) due to an other-than-temporary impairment. Exclusive of the Investment Write-down, other income, net of other expense, increased $1.1 million for the current quarter and decreased $2.6 million for the nine months ended June 29, 2002, compared to the same prior year periods.

        The current quarter increase of $1.1 million, excluding the Investment Write-down, was primarily due to lower foreign exchange losses, higher gains on short-term trading investments and rental income from the sublease of the Condensa facility to Lumenis. Year to date, the decrease of $2.6 million was primarily due to lower interest income, lower gains on short-term trading investments and lower dividends due to the purchase of MicroLas, partially offset by the current quarter gain on the sale of real estate and rental income from the sublease of the Condensa facility to Lumenis.

INCOME TAXES

        Our effective tax rate on income (loss) from continuing operations (before minority interest) for the current quarter was 25.8% compared to 35.2% for the same quarter last year. Our effective tax rate on income (loss) from continuing operations (before minority interest) for the nine months ended June 29, 2002 was 25.1% compared to 34.1% for the same prior year period. The effective tax rate decreased as a result of the non-deductibility of a portion of the write-down of Lumenis stock due to capital loss limitations (including a $15.6 million valuation allowance provided on the Lumenis capital loss deferred tax asset) and changes in the distribution of taxable income among jurisdictions, partially offset by the proportionately lower impact of tax credits due to the large current quarter and year to date loss before income before taxes.

MINORITY INTEREST IN SUBSIDIARIES EARNINGS

        Minority interest in subsidiaries earnings decreased $0.4 million and $3.0 million for the quarter and nine months ended June 29, 2002, respectively, compared to the corresponding prior year periods. The decrease was primarily due to the decreased profitability of our Lambda Physik subsidiary.

FINANCIAL CONDITION

Liquidity and Capital Resources

        Our financial condition remained strong, with a ratio of current assets to current liabilities of 5.2:1 at June 29, 2002, compared to 5.1:1 at September 29, 2001. At June 29, 2002, our primary sources of liquidity were cash, cash equivalents, short-term investments and available-for-sale securities of $235.2 million. In addition, we held $20.2 million of restricted Lumenis common stock. The Lumenis common stock is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement. Additional sources of liquidity were a multi-currency line of credit and bank credit facilities totaling $55.1 million as of June 29, 2002, of which $47.7 million was unused and available.

        During the second quarter of fiscal 2002, we renewed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California, which we are subleasing to our former Medical segment, which is a part of Lumenis. The lease expires in February 2007. Upon expiration of the lease, we have an option to purchase the property for $24.6 million, renew the lease for an additional five years or at the end of the lease arrange for the sale of the property to a third party with Coherent retaining an obligation to the owner for the difference between the sale price, if less than $24.6 million, and $21.3 million, subject to certain provisions of the lease. If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million. We occupied the building in July 1998 and commenced lease payments at that time. The lease requires us to maintain specified financial covenants, all of which we were in compliance with as of June 29, 2002.

        We have committed $1.9 million in building improvements to expand our manufacturing capacity in Glasgow, Scotland. We have also committed $0.6 million for building improvements, including a cleanroom, in our Electro-Optics facility in Lubeck, Germany.

        We believe that cash generated from operations, together with the liquidity provided by existing cash balances and financing capacity, is sufficient to satisfy liquidity requirements for the next 12 months.

Changes in Financial Condition

        Cash and cash equivalents at June 29, 2002 increased $29.1 million, or 38%, from September 29, 2001. Operations provided $74.0 million, including $20.6 million, net, proceeds from sales of short-term investments, depreciation and amortization of $20.3 million, income from continuing operations (net of the write-down of our investment in Lumenis and the impairment loss on equipment) of $37.9 million and other of $1.0 million, partially offset by $5.8 million used by operating assets and liabilities.

Investing activities used $30.2 million, including $29.4 million used to acquire property and equipment, net, and $0.8 million used for other investing activities. Financing activities used $4.1 million with net debt of repayments of $13.3 million offset by $9.2 million from the sale of shares under our employee stock plans. Changes in exchange rates used $10.6 million.

        Short-term investments decreased $109.5 million (42%) from September 29, 2001 to June 29, 2002 primarily due to the $104.2 million write-down of our investment in Lumenis common stock as management determined it was other-than-temporarily impaired.

        Prepaid expenses and other assets increased $20.5 million (85%) from September 29, 2001 to June 29, 2002 primarily due to the reclassification of the note receivable from Lumenis from non-current to current, as it is now collectible within 12 months, and increases in income tax prepayments.

        Deferred tax assets increased $31.2 million (121%) from September 29, 2001 to June 29, 2002 primarily due to deferred taxes provided on the write-off of our investment in Lumenis common stock and our impairment loss on equipment.

        Other assets decreased $16.5 million (18%) from September 29, 2001 to June 29, 2002 primarily due to the reclassification of the note receivable from Lumenis from non-current to current as it is now collectible within 12 months, lower deferred tax assets due to the write-off of the Lumenis common stock as we had provided deferred taxes on the temporary decline in market value as of September 29, 2001 and the amortization of intangible assets.

        Accumulated other comprehensive income (loss) increased primarily due to the write-off of the Lumenis common stock as we had recorded the temporary decline in market value as of September 29, 2001 in other comprehensive income (loss).

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS 141 did not have a material impact on our financial position, results of operations or cash flows.

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

        Under SFAS 142, material amounts of goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a discounted cash flow methodology. These impairment tests are required to be performed at adoption and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform out impairment tests during the fourth quarter (based on our third quarter financial statements), in conjunction with our annual budgeting process.

        As part of our adoption of SFAS 142, we completed the initial impairment tests during the second quarter of fiscal 2002 and these tests resulted in no impairment.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Companies are required to adopt SFAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We expect to adopt SFAS 144 as of October 1, 2002. We do not expect the adoption to have a material effect on our operating results or financial condition.

        In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 28, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

        Additionally, these economic conditions are making it very difficult for us, our customers and our vendors to forecast and plan future business activities. This level of uncertainty severely challenges our ability to operate profitably or to grow our business. In particular, it is difficult to develop and implement strategy, sustainable business models, efficient operations and effectively manage supply chain relationships. For example, the recent slowdown in the Lithography market has resulted in postponed delivery dates and cancelled orders. During the year ended September 29, 2001, we recorded a charge of $13.9 million for excess inventory and open purchase order commitments, which was reflected in postponed delivery dates, cancelled orders and further expected order cancellations from customers. Additionally, during the quarter ended June 29, 2002, we recognized an impairment loss on equipment of $10.8 million. The impairment loss resulted from management's decision to cease most of our activities related to the telecom passives component market. If the economic or market conditions continue or further deteriorate, this may have a material adverse impact on our financial position, results of operations and cash flow.

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

        Over the last three fiscal years, our research and development expenses have been in the range of 10% to 11% of net sales and were 14% of sales for the nine months ended June 29, 2002. Our future success depends on our ability to anticipate our customers' needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly. If we fail to effectively transfer production processes, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed.

We face risks associated with our international sales that could harm our financial condition and results of operations.

        For the nine months ended June 29, 2002, 60% of our net sales were derived from international sales. For fiscal years 2001, 2000 and 1999, 55%, 59% and 59%, respectively, of our net sales were derived from international sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. A portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales result from exports to foreign distributors and resellers. Our international operations and sales are subject to a number of risks, including:

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

  •
  future sales of common stock.

        Your investment may also be affected by any fluctuations in the stock price of Lumenis, Inc., which we received in 2001 as consideration for the sale of our Medical segment. At April 30, 2001, we estimated the value of the Lumenis stock at $124.4 million. As of June 29, 2002, the market value of our investment in Lumenis had declined from our initial valuation of $124.4 million to $20.2 million. The decline was deemed to be other-than-temporary and an impairment loss of $79.2 million (net of income taxes of $25.0 million) was recognized in the quarter ended June 29, 2002. Currently, we do not hedge our investment in Lumenis stock. The Lumenis stock received is unregistered and its trading is subject to restrictions under the Securities and Exchange Commission Rule 144 and other restrictions. Any further reduction in the stock price of Lumenis could decrease our total assets, which could negatively impact our stock price.

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

        For the current quarter and nine months, our research and development costs were $12.6 million, or 13% of net sales and $40.1 million, or 14% of net sales, respectively. For our fiscal years ended September 30, 2001, 2000 and 1999, our research and development costs were $53.0 million, or 11%, $40.7 million, or 11%, and $32.1 million, or 10%, of net sales, respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

The downturn in the semiconductor manufacturing industry could adversely affect our business, financial condition and results of operations.

        Our net sales depend in part on the demand for our products by semiconductor equipment companies. The semiconductor industry is highly cyclical and has historically experienced periodic and significant downturns, which have often severely affected the demand for semiconductor manufacturing equipment, including laser-based tools and systems. We are currently experiencing such a downturn, which is resulting in decreased demand for semiconductor manufacturing equipment and consequently a decreased demand for our products. Although such a downturn could reduce our sales, we would not be able to reduce expenses commensurately, due in part to the need for continual spending in research and development and the need to maintain extensive ongoing customer service and support capability. Accordingly, any sustained downturn in the semiconductor industry could have a material adverse effect on our financial condition and results of operations.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For foreign currency exchange risk, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended September 29, 2001.

        A portion of our investment portfolio is composed of income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 29, 2002, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

        At June 29, 2002, the fair value of the trading debt securities was $128.7 million.

        At June 29, 2002, we had fixed rate long-term debt of approximately $54.4 million, and a hypothetical 10% decrease in interest rates would not have a material impact on the fair market value of this debt, based on pricing models using current market rates. We do not hedge any interest rate exposures.

EQUITY PRICE RISK

        We have investments in publicly-traded equity securities, primarily our investment in Lumenis. As we account for these securities as available-for-sale, unrealized gains and losses resulting from changes in the fair value of these securities are reflected in stockholders' equity, and not reflected in earnings until the securities are sold or a decline in value is determined to be other-than-temporary. The market value of our Lumenis shares declined to $20.2 million as of June 29, 2002 from its initial valuation of $124.4 million in April 2001 and its value of $109.1 million at September 29, 2001. During the quarter ended June 29, 2002, we determined that the decline in the market value of our investment in Lumenis as of June 29, 2002 was other-than-temporary and, as a result, we recognized a pretax loss of $104.2 million to reflect this other-than-temporary decline in market value. We will continue to evaluate the Lumenis investment to determine whether there are additional other-than-temporary impairments. Temporary decreases or increases in the value of the Lumenis investment, if any, will be recorded in accumulated other comprehensive income (loss). In addition, in future periods, we may recognize a gain or loss if we sell our Lumenis shares at a price other than our carrying value. A 20% adverse change in equity prices would result in an approximate $4.0 million decrease in the fair value of our available-for-sale equity investments as of June 29, 2002. The Lumenis common stock received is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement. Currently, we do not hedge our investment in Lumenis stock. Due to the nature and terms of this security, we may continue to experience a material change in the value of our investment related to future price fluctuations of the security.

COHERENT, INC.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings N/A
ITEM 2.	Changes in Securities and Use of Proceeds N/A
ITEM 3.	Defaults Upon Senior Securities N/A
ITEM 4.	Submission of Matters to a Vote of Security Holders N/A
ITEM 5.	Other Information N/A
ITEM 6.	Exhibits and Reports on Form 8-K
      (a)
      Exhibits

      99.1
      Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)
      Reports on Form 8-K
      None

COHERENT, INC.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERENT, INC.
(Registrant)
Date: August 13, 2002	By:	/s/ HELENE SIMONET Helene Simonet Executive Vice President and Chief Financial Officer

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item I. Financial Statements
COHERENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited; in thousands, except per share data)
COHERENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited; in thousands, except par value)
COHERENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in thousands)
COHERENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
SIGNATURES