Form 10-K
period 2002-09-28
COHERENT INC
filed 2002-12-18
CIK 21510

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 28, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-5255

COHERENT, INC.

Delaware	94-1622541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5100 Patrick Henry Drive, Santa Clara, California 95054 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (408) 764-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
Common Stock Purchase Rights
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of November 21, 2002, 29,174,346 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported by the NASDAQ National Market System on November 21, 2002) of Coherent, Inc., held by nonaffiliates was $453,932,510. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement to be filed prior to January 26, 2003, pursuant to Regulation 14A of the Securities Exchange Act of 01934 are incorporated by reference into Part III of this Form 10-K.

PART I.

        This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding our future:

  •
  net sales;

  •
  results of operations;

  •
  gross profits;

  •
  research and development projects and expenses;

  •
  selling, general and administrative expenses;

  •
  the effect of recent accounting pronouncements on our financial condition or results of operations;

  •
  liquidity and sufficiency of existing cash, cash equivalents and short-term investments for near-term requirements;

  •
  development of new technology and intellectual property;

  •
  write-downs for excess or obsolete inventory;

  •
  amount of after-tax restructuring and impairment charges;

  •
  customer concentration;

  •
  competitors and competitive pressures;

  •
  gain or loss with respect to the disposal of property;

  •
  purchase order commitments;

  •
  inventory reserves;

  •
  impairment loss on equipment;

  •
  compliance with covenants in our financing arrangements;

  •
  compliance with environmental regulations;

  •
  write-down of investment in Lumenis, Inc. (Lumenis) common stock;

  •
  sublease rental income;

  •
  leveraging of our technology leadership position;

  •
  leadership position;

  •
  collaborative customer and industry relationships;

  •
  opportunities to expand semiconductor laser market;

  •
  development and acquisition of new technologies;

  •
  emphasis on supply chain management; and

  •
  focus on long-term improvement of return on assets.

        You can identify these and other forward-looking statements by the use of the words such as "may," "will," "could," "would," "should," "expects," "plans," "anticipates," "relies," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

        Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in "Business," "Management's Discussion and Analysis of Results of Operations and Financial Condition," and under the heading "Risk Factors." All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statement.

ITEM 1. BUSINESS

GENERAL

Business Overview

        Our fiscal year ended on September 28, 2002, however, for convenience, we use September 30, 2002 as our fiscal year-end date throughout this Form 10-K in order to correspond to the accompanying consolidated financial statements.

        We are one of the world's leading suppliers of photonics-based solutions in a broad range of commercial and scientific research applications. We design, manufacture and market lasers, laser-based systems, precision optics and related accessories for a diverse group of customers. Since inception in 1966, we have grown through internal expansion and through strategic acquisitions of complementary technologies, intellectual property, manufacturing processes and product offerings.

        We have two reportable business segments: Electro-Optics and Lambda Physik, which work with customers to provide cost-effective photonics-based solutions. Our Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, OEM laser components, scientific research, biotechnology, medical OEM's, advanced packaging and interconnect, thermal imaging, printing and reprographics. Lambda Physik, our 60% owned subsidiary with headquarters located in Göttingen, Germany, focuses on markets including lasers for the production of flat panel displays, lithography, GPS systems, mobile telephones, ink jet printers, automotive, environmental research, refractive surgery, scientific research, medical OEM's, materials processing and micro-machining applications.

        On November 6, 2002, we decided to terminate the activities of our Coherent Telecom Actives Group (CTAG), an operating segment that had been aggregated with our Photonics Group in our Electro-Optics reportable segment. Net sales for CTAG in fiscal 2002 were approximately $0.1 million. Based on new market information and insights and the status of our development projects at CTAG obtained subsequent to September 30, 2002, we determined that our return on investment for at least the next several years would have been unsatisfactory and, therefore, additional investments were no longer justified. In connection with our CTAG operating segment, we expect to record an estimated after-tax restructuring and impairment charge of $8.0 to $10.0 million ($13.0 to $15.0 million before income taxes) in the first quarter of fiscal 2003. The charge results primarily from the write-down of equipment to net realizable value, an accrual for the estimated contractual obligation for lease and other facility costs of the building, in San Jose, formerly occupied by CTAG and the write-down of our option to purchase Picometrix, Inc.

        Loss from continuing operations for fiscal 2002 was $70.8 million, or $2.46 per diluted share, including impairment charges of $115.3 million ($85.9 million after-tax or $2.99 per diluted share), a $3.0 million ($0.10 per diluted share) tax benefit related to a refund of prior year taxes, a gain on sale of real estate of $1.7 million ($1.0 million after-tax or $0.03 per diluted share), royalty revenue of $2.0 million ($0.7 million after-tax and net of minority interest or $0.03 per diluted share) and a non-recurring favorable inventory adjustment of $1.6 million ($0.7 million after-tax and minority interest or $0.02 per diluted share). The fiscal 2002 impairment charges include a $104.2 million ($79.2 million after-tax) write-down of the value of the Lumenis stock we acquired as a result of the April 2001 sale of our Medical segment to Lumenis as well as a $11.0 million ($6.7 million after-tax)

charge for equipment impairment due to management's decision to cease most of our activities related to the telecom passives component market.

        We were originally incorporated in California on May 26, 1966 and reincorporated in Delaware on October 1, 1990.

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

        As lasers become less expensive, smaller and more reliable, they are increasingly replacing conventional tools and enabling technological advances in a variety of applications and industries, including microtechnologies and nanotechnologies, semiconductor inspection, microlithography, measurement, test and repair of electronic circuits, medical, biotechnology, consumer electronics, industrial process and quality control, materials processing, printing, and research and development. UV lasers are profiting from the trend towards miniaturization, which is a driver of innovation and growth in many markets. The short wavelength of these lasers that emit light in the ultraviolet spectral region makes it possible to produce extremely small structures with maximum precision consistent with the latest state of the art technology.

OUR STRATEGY

        We strive to develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our core expertise in lasers and optical technologies. In pursuit of our strategy, we intend to:

  •
  Leverage our technology leadership to grow with rapidly expanding markets—We have targeted the semiconductor and related manufacturing markets.

  •
  Maintain our leadership position in existing markets—There are a number of markets where we have historically been at the forefront of technological development and product deployment and from which we have derived a substantial portion of our revenues. We plan to maintain our position as a market leader in these areas.

  •
  Maintain and develop additional strong collaborative customer and industry relationships—We believe that the Coherent brand name and reputation for product quality, technical performance and customer satisfaction will help us to further develop our loyal customer base. We plan to maintain our current customer relationships and develop new ones with customers that are industry leaders and work together with these customers to design and develop innovative product systems and solutions as they develop new technologies.

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

  •
  Emphasize supply chain management—We will continue to focus on operational efficiency through an emphasis on supply chain management with the explicit intent of improving gross margins at the current revenue level and reducing inventory turns.

  •
  Focus on long-term improvement of Return on Assets—We will continue to focus on long-term improvement of return on assets (ROA) with a goal of achieving 10% ROA by the end of fiscal 2005.

APPLICATIONS

        Our products address a broad range of applications. Both of our reportable business segments are focused on several areas of the photonics market: semiconductor and related manufacturing, printing and reprographics, materials processing and scientific instrumentation. In November 2002, we announced that we were exiting a substantial portion of the optical telecommunications market.

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

        Lasers are particularly useful in manufacturing products that require fine precision and small feature sizes, such as semiconductor and microelectronic devices where beam shape and delivered power are important. We provide lasers to semiconductor equipment manufacturers for use in lithography, mask writing, wafer inspection, mask repair and packaging processes for their semiconductor manufacturing systems.

        Sales of our products for semiconductor and related manufacturing applications, including flat panel display applications, accounted for approximately 26% ($101.6 million) of our total net sales in fiscal 2002, approximately 31% ($149.3 million) of our total net sales in fiscal 2001 and approximately 30% ($114.5 million) of our total net sales in fiscal 2000.

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

        We currently provide, through our 60.4% owned Lambda Physik AG subsidiary, NovaLine lasers, which are setting new standards of performance, with stable, line-narrowed, 2 kHz operation at 248 nm (30 W); 4 kHz operation at 193 nm (40 W); and the innovative 157 nm laser which exceeds 20 W of output power and enables optical lithography down to 50 nm. Lambda Physik was the first to produce 193 nm production-quality lasers and was the first to provide an R&D 157 nm litho laser for material testing. We are also involved with Xtreme Technologies, a joint venture between Lambda Physik and Jenoptik AG, to produce EUV light sources capable of handling feature sizes of 35 nanometers. In September 2002, Xtreme Technologies received its first order for EUV light sources, which was significantly earlier than expected.

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

Semiconductor inspection, measurement, test and repair

        As semiconductor device geometries decrease in size, devices become increasingly susceptible to smaller defects during each phase of their manufacturing process. One of the semiconductor industry's responses to the increasing vulnerability of semiconductor devices to smaller defects has been to employ defect detection and inspection that is closely linked to the manufacturing process. Automated inspection systems are used to detect and locate defects as small as 0.1 microns, which may not be observable by conventional optical microscopes. These detection systems use advanced image processing and innovative laser scanning technologies to achieve high sensitivity and speed.

        Detecting the presence of defects is only the first step in preventing their recurrence. After detection, the defects must be examined in order to identify their size and shape and the process step in which the defect occurred. This examination is called defect classification. Identification of the sources of defects in the lengthy and complex semiconductor manufacturing process has become essential for maintaining high yield production. Semiconductor manufacturing has become an around-the-clock operation and it is important for inspection, measurement and testing products to be reliable and have long lifetimes.

        Our AZURE, Compass 315M, Compass 415M and Verdi diode-pumped solid-state, or DPSS, lasers are used to detect defects in photomasks, semiconductor chips and printed circuit boards. The Innova iLine argon ion laser is used to inspect the photomasks and patterned wafers. Our Compass 501Q laser is used to repair defects that may occur in the photomask or semiconductor device.

        The fabrication process typically creates numerous patterned layers on each wafer. Laser-based systems have been developed to measure the characteristics of metal or opaque layers in order to determine the functionality and conformance of these devices. Our Vitesse laser generates an ultrafast laser light pulse that produces a localized temperature rise in the materials, which generates a sound wave, a portion of which is reflected back to the surface. By measuring the returning echoes, the laser system can detect layer thickness, adhesion and composition.

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

        We have developed the Avia™ DPSS laser, Diamond™ carbon dioxide, or CO2, and GEM™ QS CO2 family of lasers for this application. The ability of our pulsed lasers to operate at very high repetition rates translates into faster drilling speeds and increased throughput in materials processing applications. Lasers also produce smaller, cleaner holes than conventional cutting tools, and laser beams do not wear down from use as do conventional drills.

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

        Our Sapphire™ 460 laser is 90% smaller, consumes 98% less power and dissipates 98% less heat than a comparable air-cooled argon-ion laser. It is used for graphic arts applications, including photo finishing and film writing.

        Our diode laser bars, recognized as an industry leader in both high slope efficiency and high temperature performance, have enabled new applications in both commercial and military markets, including imaging in the reprographics market.

        Sales of our products for printing and reprographics applications accounted for approximately 6% ($23.2 million) of our total net sales in fiscal 2002, approximately 5% ($22.8 million) of our total net sales in fiscal 2001 and approximately 9% ($33.5 million) of our total net sales in fiscal 2000.

Materials processing

        Lasers are widely accepted today as part of many important manufacturing applications. While many laser companies have developed high power lasers for the increasingly competitive area of metal processing, we have chosen to concentrate our efforts on developing compact low to medium power lasers specifically for the growing area of nonmetals processing and micromachining. This includes such applications as the cutting and joining of plastics using both our CO2and semiconductor lasers, and the cutting, perforating and scoring of paper and packaging materials.

        The acquisition in fiscal 2001 of DEOS has also enabled us to play a leading role as an OEM supplier to the laser marking and coding industry. This area is growing as laser marking is starting to seriously compete with ink jet coding as a result of both aesthetic and environmental pressures.

        At the end of the size and wavelength spectrum the AVIA ultra violet lasers are now being used extensively in the processing and micromachining of a wide range of materials (and industries) including both Silicon and glass. These technically important materials are being laser processed to produce medical devices, MEMS and in Flat Panel display manufacturing.

        In June 2002, Lambda Physik received its first order for excimer lasers used in the treatment of engine cylinder surfaces in the automotive industry.

        Our LPX excimer laser models are high working cycle excimer lasers, offering high repetition rates for scientific and industrial applications. They are used for marking surface mounts and medical devices, stripping thin wires in disk drives, cleaning bare semiconductor wafers and writing fiber braggs on optical telecommunications.

        Sales of our products for materials processing applications accounted for approximately 16% ($62.7 million) of our total net sales in fiscal 2002, approximately 16% ($77.1 million) of our total net sales in fiscal 2001and approximately 15% ($57.3 million) of our total net sales in fiscal 2000.

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

        Our new OPS laser, the Sapphire, is sold for several bioinstrumentation applications, including flow cytometry, drug discovery and DNA sequencing.

        Our new Chameleon laser is a unique blend of features making it an ideal workhorse for Multi-Photon Excitation (MPE) microscopy and a powerful tool for many other fields of ultrafast research, such as time-resolved photoluminescence, nonlinear spectroscopy, fluorescence upconversion, quantum optics, materials characterization and terahertz imaging.

        Sales of our products for scientific and instrumentation applications accounted for approximately 52% ($206.7 million) of our total net sales in fiscal 2002, approximately 43% ($206.2 million) of our total net sales in fiscal 2001 and approximately 43% ($167.4 million) of our total net sales in fiscal 2000.

Optical telecommunications

        On November 6, 2002, we decided to terminate the activities of our Coherent Telecom Actives Group (CTAG). Based on new market information and insights and the status of our CTAG development projects obtained subsequent to September 30, 2002, we now believe that our return on investment for at least the next several years would have been unsatisfactory and, therefore, additional investments were no longer justified. We exited the passive and active components business, but continue our efforts in the fiber bragg grating market and in the development of our Optically Pumped Semiconductor laser for applications other than field-deployable telecommunications applications. Sales of our products for optical telecommunications applications accounted for approximately 1% ($3.2 million) of our total net sales in fiscal 2002, approximately 5% ($22.5 million) of our total net sales in fiscal 2001 and approximately 3% ($11.3 million) of our total net sales in fiscal 2000.

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

Market Segment	Application	Products	Technology
Semiconductor and related manufacturing	DUV lithography	NovaLine series	Excimer
	Mask writing	SabreFreD Innova	Frequency doubled ion Ion
	Semiconductor inspection	Vitesse Compass series Enterprise Azure Sapphire	Ultrafast DPSS Ion, DPSS, OPS DPSS OPS
	Marking	Avia	DPSS
	Flat panel display (TFT annealing)	Lambda STEEL series	Excimer
	Advanced packaging and interconnects	Avia Diamond FAP family	DPSS CO2 Semiconductor
Printing and reprographics	Computer-to-plate printing	Single-stripe diodes Fiber coupled diodes Diode bars Compass series	Semiconductor Semiconductor Semiconductor DPSS
	Writing data to master disks	Innova family Azure Vioflame	Ion DPSS Semiconductor
	Entertainment	Innova family Viper	Ion DPSS
	Photo finishing	Sapphire Compass	OPS DPSS
Materials processing	Marking, welding, engraving, cutting and drilling	FAP family Diamond Gator family	Semiconductor CO2 DPSS
	Automotive production	Lambda steel	Excimer
	Rapid Prototyping	Avia	DPSS
Scientific and instrumentation	Pump source for solid-state lasers	FAP family Diode bars	Semiconductor Semiconductor
	Pump source for Ultrafast and CW Tunable lasers	Verdi	DPSS
	Confocal microscopy	Enterprise Sapphire	Ion OPS
	Multiphoton excitation microscopy	Mira SapphireChameleon	Ultrafast Ultrafast
	Flow cytometry/cell sorting	Innova family Compass Sapphire	Ion DPSS OPS
	DNA and protein sequencing	Innova family Compass Sapphire	Ion DPSS OPS
	Pollution Analysis	COMpex	Excimer
	Metrology (Measuring Technology)	OPTex, COMPex NovaTech	Excimer Excimer
	Spectroscopy	COMPex Gator family, Chameleon Mira, RegA, OPO 899, MBR, MBD Innova family	Excimer DPSS Ultrafast CW Tunable Ion
	Physical chemistry	COMPex	Excimer
	Photochemistry	COMPex	Excimer
	Medical (OEM)	OPTex, COMPex Diode bars Sapphire Compass Innova family Diamond	Excimer Semiconductor OPS DPSS Ion CO2
	Laser diagnostics and measurement	Modemaster Fieldmaster Labmaster	Electronics Electronics Electronics
	Thermal imaging	Infrared optics	Optical fabrication and coating
	Laser components	Optics for lasers	Optical fabrication and coating
	Bio instrumentation	Sapphire Innova family	OPS Ion
Optical telecommunications	Fiber bragg gratings	FreD and SabreFreD FBG family	Frequency doubled ion Excimer

        We design, manufacture and market a wide variety of lasers, laser-based systems and optical components and instruments, some of which are described below.

Semiconductor lasers

        Semiconductor lasers use the same principles as more conventional types of lasers but miniaturize the entire assembly into a monolithic structure using semiconductor wafer fabrication processes. The advantages of this type of laser include smaller size, longer life, enhanced reliability and greater efficiency. We manufacture a wide range of semiconductor laser products with wavelengths ranging from 650nm to 1000nm and output powers ranging from less than 1 watt for individual emitters to 60 watts for bars, to several hundred watts for stacked bars. These products are available in various forms of complexity, including the following: bare diodes on heat sinks; fiber-coupled single emitters and bars; stacked bars; and fully integrated modules and microprocessor-controlled units that contain power supplies and active coolers. Our infrared semiconductor lasers, which are manufactured from proprietary materials grown in our facility in Tutcore, Finland, differ from most other lasers in that they contain no aluminum in the active region. This provides our lasers with longer lifetimes and the ability to operate at broader temperature ranges.

        Our OPS laser is a semiconductor chip that is pumped by a semiconductor laser. A wide range of wavelengths can be achieved by varying the materials used in this device and doubling the frequency of the laser beam. The OPS is a compact, rugged, high power, single-mode laser that has promise in the optical telecommunications industry. Our frequency doubled OPS lasers are all solid-state devices operating continuously in the blue region of the optical spectrum, and are particularly well-suited to the bio instrumentation and graphic art markets.

        Another primary application for our semiconductor lasers is for use in computer-to-plate printing machines. These machines contain a series of semiconductor lasers that are used to direct the printing of computer images directly to paper, without the need for film or developing chemicals.

        Our semiconductor lasers are also used in machine-processing applications, such as soldering connections on printed circuit boards and welding flat panel displays, and in medical applications for the treatment of the wet "classical" form of age-related macular degeneration and hair removal. They are also used as the pump laser in DPSS laser systems that are manufactured by us and several of our competitors.

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

SALES AND MARKETING

        We market our products domestically through a direct sales force. Our foreign sales are made principally to customers in Europe, Japan and other Asia-Pacific countries. We sell internationally through direct sales personnel located in Japan, the United Kingdom, Germany, Italy, Austria, France, Belgium, the Netherlands, Korea and the People's Republic of China, as well as through independent representatives in other parts of the world. Foreign sales accounted for 60% of our total net sales in fiscal 2002 and 55% of our total net sales in fiscal 2001. Sales made to independent representatives and distributors are generally priced in US dollars. Foreign sales that we make directly are generally priced in local currencies and are therefore subject to currency exchange fluctuations. Foreign sales are also subject to other normal risks of foreign operations, such as protective tariffs, export and import controls and political instability. Our products are broadly distributed, and no one customer accounted for more than 10% of total net sales during fiscal 2002, fiscal 2001or fiscal 2000.

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

RESEARCH AND DEVELOPMENT

        We are committed to the development of new products as well as the improvement and refinement of existing products. We are primarily focusing our research and development efforts on the development of lasers for semiconductor- related, materials processing and bioinstrumentation markets and excimer lasers for DUV lithography. Expenditures for fiscal 2002 were $52.6 million, or 13% of net sales, compared to $53.0 million, or 11% of net sales, for fiscal 2001 and $40.7 million, or 11% of net sales, for fiscal 2000. We maintain separate research and development staffs for both of our reportable business segments. We work closely with customers, both individually and through our sponsored seminars, to develop products to meet customer application and performance needs. In addition, we are working with leading research and educational institutions to develop new photonics-based solutions. Expenditures for research and development related to our terminated CTAG operating segment were $6.3 million in fiscal 2002, $5.0 million in fiscal 2001 and $1.4 million in fiscal 2000.

        In fiscal 2002, we formed a Technical Advisory Board to facilitate our assessment of new and emerging technologies across a broad range of disciplines affecting the field of photonics. The Technical Advisory Board is comprised of outside experts in various disciplines within the photonics universe and will assist our internal Technology Council in the evaluation of emerging opportunities and lend their expertise to our technology review process. The inaugural membership of the Technical Advisory Board includes Dr. Martin Fejer of Stanford University, Dr. David Hanna from the University of Southampton, Dr. Detief Hommel from the University of Bremen and Dr. Erich Ippen from Massachusetts Institute of Technology, all of who have each accepted a two year appointment.

MANUFACTURING

Strategies

        One of our core strategies is to tightly control our supply of key parts, components and assemblies. We believe this is essential in order to maintain high quality and enable rapid development and deployment of new products and technologies.

        Committed to quality and customer satisfaction, we design and produce many of our own components and sub-assemblies to retain quality control. We provide customers with 24-hour technical expertise and quality that is ISO 9000 certified at our principal manufacturing sites. In November 2002, we decided to transfer our printed circuit board manufacturing activities in Auburn, California, to a global electronics contract manufacturer, Venture, who has factories in North America, Asia and Europe. The transition should be completed by June 2003. We are currently restructuring our operations, including the consolidation of CO2 manufacturing operations at our Bloomfield, Connecticut office.

        We have designed and implemented proprietary manufacturing tools, equipment and techniques in an effort to provide products that differentiate us from our competitors. These proprietary manufacturing techniques are utilized in a number of our product lines, including both ion and CO2 laser production, optics fabrication, optics coating and assembly operations, as well as the wafer growth for our semiconductor laser product family.

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

Operations

        Our electro-optical products are manufactured at sites in Santa Clara and Auburn, California; East Hanover, New Jersey; Bloomfield, Connecticut; Lübeck, Germany; Leicester, England; Glasgow, Scotland; Barendrecht, the Netherlands and Tampere, Finland. Our ion and CO2 lasers, some of our DPSS lasers, such as Verdi, Avia and Vitesse, semiconductor lasers and ultrafast scientific lasers are manufactured in Santa Clara, California; Bloomfield, Connecticut and Glasgow, Scotland. Our optical component products and laser instrumentation products are manufactured at our facilities in Auburn, California and Leicester, England. We manufacture exotic crystals in East Hanover, New Jersey. We make DPSS lasers at our facility in Lübeck, Germany, including the 315M and 501Q lasers. Our facility in Tampere, Finland grows the aluminum-free materials that are incorporated into our semiconductor lasers. We make a range of advanced solid-state lasers used in developing applications, including scientific research and semiconductor test equipment, in Glasgow, Scotland. In Barendrecht, the Netherlands, we manufacture micro-machining systems that incorporate lasers manufactured in Santa Clara, California.

        Our excimer laser products, including the lasers used in DUV lithography systems, are manufactured at Lambda Physik's, MicroLas' and Optomech's facilities in Göttingen, Germany. Lambda Physik's DPSS product is manufactured in Göttingen, Germany.

INTELLECTUAL PROPERTY

        We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We currently hold approximately 286 US and foreign patents, and we have approximately 93 additional pending patent applications that have been filed. The issued patents cover various products in all of the major markets that we serve.

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

COMPETITION

        Competition in the various laser markets in which we provide products is very intense. In the semiconductor and related manufacturing, materials processing, scientific research and printing markets, we compete against a number of companies, including Thermo Electron Corporation's Spectra-Physics Lasers business unit, Cymer, Inc., Gigaphoton, Rofin-Sinar, Lightwave Electronics and Excel Technology. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Several of our competitors that have large market capitalizations or cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

        Additional competitors may enter the market, and we are likely to compete with new companies in the future. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, competitive pressures may result in price reductions, reduced margins and loss of market share.

BACKLOG

        At September 30, 2002, our backlog of orders scheduled for shipment was approximately $124.4 million, compared to $134.8 million at September 30, 2001 and $162.9 million at September 30, 2000. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by us had not been significant. However, in fiscal 2001, a significant global economic downturn in most of the markets in which we participate resulted in a number of order cancellations and postponements. Therefore, since orders are cancelable, the backlog of orders, at any one time, is not necessarily indicative of future revenues. We anticipate filling the present backlog within the next 12 months. Backlog at September 30, 2002 was lower than backlog at September 30, 2001 in both the Electro-Optics and Lambda Physik reportable business segments. Backlog at September 30, 2001 was lower than at September 30, 2000 in both operating segments. Backlog at September 30, 2000 was higher than at September 30, 1999 in both operating segments.

EMPLOYEES

        As of September 30, 2002, we had 2,190 full-time employees. Approximately 323 are involved in research and development, 1,284 in operations, manufacturing, service and quality assurance, and 583 in sales, marketing, finance, legal and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations.

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

SEGMENT INFORMATION

        Financial information relating to segment operations for the three years ended September 30, 2002, 2001 and 2000, is set forth in Note 14, "Segment Information," of the Notes to Consolidated Financial Statements.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

        Financial information relating to foreign and domestic operations for the three years ended September 30, 2002, 2001 and 2000, is set forth in Note 14, "Segment Information," of the Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

        At September 30, 2002, our primary locations were as follows:

        Our corporate headquarters and major Electro-Optics manufacturing and office facility is located in Santa Clara, California, consisting of approximately 8.5 acres of land and a 200,000-square-foot building that we own.

        Additional Electro-Optics manufacturing and office facilities are located in Auburn, California, Lincoln, California and San Jose, California. The Auburn facilities consist of four buildings totaling 254,380 square feet, all of which we own on leased land, with land leases expiring from 2021 through 2046. In Lincoln, we own 40 acres of land and two buildings totaling 137,000 square feet. The San Jose facility consists of a 28,800-square-foot building leased through February 2007 with a five year renewal option.

        During fiscal 1993, we sold the net assets of Coherent General, Inc. The sale did not include land consisting of approximately 36 acres (11 developed acres) and facilities consisting of an approximately 65,000-square-foot building owned by us in Sturbridge, Massachusetts. This building is currently leased (through March 2003) to Convergent Prima, Inc.

        Coherent GmbH's office facility in Dieburg, Germany consists of a 33,598-square-foot building leased through December 2007, with a five-year renewal option.

        Coherent Lübeck's manufacturing and office facility in Lübeck, Germany consists of a 32,411-square-foot building leased through June 2003 with a two-year renewal option.

        Coherent Optics Europe Ltd.'s manufacturing and office facilities consist of two leased buildings (four units) in Leicester, England totaling 34,537 square feet leased until December 2007.

        Coherent Tutcore's manufacturing and office facility in Tampere, Finland, where we manufacture semiconductor wafers, consists of approximately 5 acres of land and a 42,198-square-foot building that we own.

        Coherent Japan's office facilities include a 17,550-square-foot building in Tokyo leased through April 2003 and a 2,156-square-foot building in Osaka leased through March 2003.

        Coherent Scotland's manufacturing and office facility in Glasgow, Scotland consists of a 30,000-square-foot building that we own.

        Lasertec BV's manufacturing and office facility in Barendrecht, Netherlands consists of a 3,211-square-foot building leased until April 2006.

        Crystal Associates' manufacturing and office facility consists of a 30,000-square-foot building leased through October 2005.

        Coherent DEOS' manufacturing and office facility consists of a 28,000-square-foot building leased through December 2002 which is being replaced by a 47,042-square foot building leased until December 2012 with a five year renewal option.

        Lambda Physik AG's manufacturing and office facility in Göttingen, Germany, which also houses Optomech, consists of four owned buildings totaling 119,500 square feet on 7.6 acres of owned land.

        Lambda Physik's primary domestic office facility is located in Fort Lauderdale, Florida, consisting of a 27,868-square-foot building leased until December 2008. Additionally, two other domestic leased buildings of approximately 1,000 square feet each are located in San Diego, California and Boise, Idaho and are leased through June 2005 and November 2005, respectively.

        Lambda Physik Japan's office facilities in Yokohama, Japan, consist of a 7,080-square-foot building leased through October 2004 and four building sites totaling 3,658 square feet under varying leases expiring from November 2002 (with a renewal option) through October 2004.

        MicroLas Laser System GmbH's manufacturing and office facility in Göttingen, Germany, consists of a 32,232-square-foot building leased until December 2006.

        We maintain sales and service offices under varying leases expiring from 2003 through 2014 in Korea, China, France, Italy, the United Kingdom and the Netherlands.

        As of September 30, 2002, buildings and improvements included costs of $8.1 million related to facilities in Lincoln, California which are not ready for their intended use and are not being depreciated. During fiscal 2001, construction on these facilities was suspended. In the fourth quarter for fiscal 2002, management decided that, given our exit from the passive telecommunications market and the outsourcing of the production of printed circuit boards, this facility was not needed to support our operations and put the building up for sale. As of September 30, 2002, the proposed sale of the building did not meet the necessary criteria to be classified as held for sale under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and, as a result, is classified as held for use in the balance sheet at September 30, 2002. Management does not expect any gain or loss associated with the eventual disposal of the land and building to have a material effect on our operating results or financial condition.

        We lease 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California, a portion of which we are subleasing to our former Medical segment, which is a part of Lumenis. The lease expires in February 2007. Upon expiration of the lease, we have an option to purchase the property for $24.6 million, renew the lease for an additional five years or at the end of the lease arrange for the sale of the property to a third party with Coherent retaining an obligation to the owner for the difference between the sale price, if less than $24.6 million, and $21.3 million, subject to certain provisions of the lease. If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million. We occupied the building in July 1998 and commenced lease payments at that time. The lease requires us to maintain specified financial covenants including maintaining a minimum tangible net worth, minimum quick ratio, debt to tangible net worth ratio and leverage ratio as well as limiting the number of quarters per year in which net losses are allowed, all of which we were in compliance with as of September 30, 2002.

        In general, our facilities are considered both suitable and adequate to provide for current and near term requirements.

ITEM 3. LEGAL PROCEEDINGS

        From time to time we are involved in litigation of various types. Litigation tends to be expensive and requires significant management time and attention and could have a negative effect on our results of operations or business if we lose or have to settle a case on significantly adverse terms.

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

	Quarters Ended
	Year ended September 30, 2002				Year ended September 30, 2001
	Dec. 29	Mar. 30	June 29	Sept. 30	Dec. 30	Mar. 31	June 30	Sept. 30
Closing Price:
High	$31.70	$35.46	$34.75	$28.43	$61.25	$53.06	$45.50	$38.75
Low	$26.27	$26.98	$26.99	$18.64	$26.44	$29.69	$30.57	$25.75

        The number of stockholders of record as of November 21, 2002 was 1,768. No cash dividends have been declared or paid since Coherent was founded and we have no present intention to declare or pay cash dividends. Our agreements with the banks restrict the payment of dividends on our Common Stock. See Note 6, "Short-term Borrowings", of Notes to Consolidated Financial Statements.

Equity Compensation Plans

        The following table provides information regarding the Company's outstanding stock options in plans approved by stockholders compared to those stock options issued outside of stockholder-approved plans as of September 30, 2002:

	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance(b)
Equity compensation plans approved by stockholders(a)	4,635,900	$32.09	2,431,603
Equity compensation plans not approved by stockholders	0	0	0

Total	4,635,900	$32.09	2,431,603

(a)
Consists of five plans: 2001 Stock Option Plan, 1995 Stock Option Plan, 1987 Stock Option Plan, 1998 Non-Employee Director's Stock Option Plan and 1990 Non-Employee Director's Stock Option Plan.

(b)
All shares remaining available for future issuance are related to the 2001 Stock Option Plan, 1995 Stock Option Plan and 1998 Non-Employee Director's Stock Option Plan.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data for each of the last five years have been derived from our audited financial statements. The following selected consolidated financial data reflects our former Medical segment as discontinued operations. See Note 2 of Notes to Consolidated Financial Statements.

        The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

	Years ended September 30,
Consolidated financial data
	2002(5)	2001(4)	2000(3)	1999(2)	1998(1)
		(In thousands, except per share data)
Net sales	$397,324	$477,945	$383,983	$320,480	$273,425
Gross profit	161,006	199,773	176,284	140,057	121,034
Income (loss) from continuing operations	$(70,837)	$27,485	$61,224	$16,229	$17,231
Income (loss) from continuing operations per share(6):
Basic	$(2.46)	$0.99	$2.42	$0.68	$0.74
Diluted	$(2.46)	$0.95	$2.24	$0.66	$0.73
Shares used in computation(6):
Basic	28,786	27,709	25,252	23,957	23,374
Diluted	28,786	28,817	27,319	24,633	23,749
Total assets (excluding discontinued operations)	$804,257	$874,517	$591,313	$352,376	$281,733
Long-term obligations	43,345	58,159	68,647	74,745	12,828
Other long-term liabilities	55,860	53,097	32,143	15,626	12,976
Minority interest in subsidiaries	49,602	49,367	48,855	3,945	3,664
Stockholders' equity	$557,243	$598,295	$461,769	$277,098	$262,511

(1)
Includes a $2.7 million, or $0.11 per diluted share, tax benefit associated with a favorable IRS ruling.

(2)
Includes a $2.7 million, or $0.11 per diluted share, after-tax charge for the write-off of purchased in-process research and development.

(3)
Includes a $33.5 million, or $1.23 per diluted share, after-tax gain on issuance of stock by our Lambda Physik AG subsidiary.

(4)
Includes a $5.8 million, or $0.20 per diluted share, after-tax charge for write-offs of inventory and open purchase commitments in our Lambda Physik segment. Also includes a $1.6 million, or $0.06 per diluted share, after-tax charge for the write-off of purchased in-process research and development associated with the acquisitions of DEOS and MicroLas.

(5)
Includes a $79.2 million, or $2.75 per diluted share, after-tax impairment charge on our Lumenis common stock, a $6.7 million, or $0.23 per diluted share, after-tax asset impairment charge resulting primarily from a decision to cease most of our activities related to the telecom passives component market, a $3.0 million, or $0.10 per diluted share, tax benefit relating to a refund of prior year taxes, $1.0 million, or $0.03 per diluted share, after-tax gain on sale of real estate, $0.7 million, or $0.03 per diluted share, after-tax and minority interest royalty revenues and a $0.7 million, $0.02 per diluted share, after-tax and minority interest non-recurring favorable inventory adjustment.

(6)
See Notes 1 and 11 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in "Risk Factors" and elsewhere in this Annual Report on Form 10-K. See "Special Note Regarding Forward Looking Statements" at the beginning of the Annual Report on Form 10-K.

OVERVIEW

        We are one of the world's leading suppliers of photonics-based solutions in a broad range of commercial and scientific research applications. We design, manufacture and market lasers, laser-based systems, precision optics and related accessories for a diverse group of customers. Since our inception in 1966, we have grown through internal expansion and through strategic acquisitions of complementary technologies, intellectual property, manufacturing processes and product offerings.

        We have two reportable business segments: Electro-Optics and Lambda Physik, which work with customers to provide cost-effective photonics-based solutions. The Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, OEM laser components, scientific research, biotechnology, medical OEM's, advanced packaging and interconnect, thermal imaging, printing and reprographics. Lambda Physik, our 60% owned subsidiary with headquarters located in Göttingen, Germany, focuses on markets including lasers for the production of flat panel displays, lithography, GPS systems, mobile telephones, ink jet printers, automotive, environmental research, refractive surgery, scientific research, medical OEM's, materials processing and micro-machining applications.

        On November 6, 2002, we decided to terminate the activities of our Coherent Telecom Actives Group (CTAG), an operating segment that had been aggregated with our Photonics Group in our Electro-Optics reportable segment. Based on new market information and insights and the status of our development projects at CTAG obtained subsequent to September 30, 2002, we determined that our return on investment for at least the next several years would have been unsatisfactory and, therefore, additional investments were no longer justified. In connection with our CTAG operating segment, we expect to record an estimated after-tax restructuring and impairment charge of $8.0 to $10.0 million ($13.0 to $15.0 million before income taxes) in the first quarter of fiscal 2003. The charge results primarily from the write-down of equipment to net realizable value, an accrual for the estimated contractual obligation for lease and other facility costs of the building, in San Jose, formerly occupied by CTAG and the write-down of our option to purchase Picometrix, Inc.

        In the year ended September 30, 2002, we formed a Technical Advisory Board to facilitate our assessment of new and emerging technologies across a broad range of disciplines affecting the field of photonics. The Technical Advisory Board is comprised of outside experts in various disciplines within the photonics universe and will assist our internal Technology Council in the evaluation of emerging opportunities and lend their expertise to our technology review process. The inaugural membership of the Technical Advisory Board includes Dr. Martin Fejer of Stanford University, Dr. David Hanna From the University of Southampton, Dr. Detief Hommel from the University of Bremen and Dr. Erich Ippen from Massachusetts Institute of Technology, all of who have each accepted a two year appointment.

        In the year ended September 30, 2002, we recognized an impairment loss on equipment of $11.0 million ($6.7 million after-tax). The impairment loss primarily resulted from management's decision to cease most of our activities related to the telecom passives component market as short to mid-term opportunities no longer justified the investments made.

        In the year ended September 30, 2002, we also recognized a loss of $104.2 million ($79.2 million after-tax) to reflect the other-than-temporary decline in market value of our investment in Lumenis common stock, acquired as a result of our April 2001 sale of our Medical segment to Lumenis.

        In fiscal 2001, we took the steps we considered necessary to strategically focus on those high growth markets, technologies and opportunities that are best complemented by our core competencies. On April 30, 2001, we completed the sale of our Medical segment to Lumenis, Inc. (formerly ESC Medical Systems Ltd.) for a combination of cash, notes and Lumenis common stock with an estimated value of $236.0 million plus a potential earnout of an additional $25.0 million. The sale resulted in a one-time after-tax gain of $71.8 million, which is reflected in our results for fiscal 2001. In June 2002, we reached a purchase price settlement with Lumenis, resulting in an additional after-tax gain of $1.9 million, which is reflected in our results from discontinued operations for the year ended September 30, 2002. The operations of our Medical segment during fiscal 2001 are presented as income from discontinued operations on our Statements of Operations and Cash Flows.

RESULTS OF OPERATIONS—YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

Consolidated Summary

        Loss from continuing operations for fiscal 2002 was $70.8 million, or $2.46 per diluted share, including impairment charges of $115.3 million ($85.9 million after-tax or $2.99 per diluted share), a $3.0 million ($0.10 per diluted share) tax benefit related to a refund of prior year taxes, a gain on sale of real estate of $1.7 million ($1.0 million after-tax or $0.03 per diluted share), royalty revenue of $2.0 million ($0.7 million after-tax and net of minority interest or $0.03 per diluted share) and a non-recurring favorable inventory adjustment of $1.6 million ($0.7 million after-tax and minority interest or $0.02 per diluted share). During fiscal 2001, our income from continuing operations was $27.5 million, or $0.95 per diluted share, including a $10.7 million ($5.8 million after-tax and minority interest or $0.20 per diluted share) charge, net of minority interest, for excess inventory and open purchase order commitments at Lambda Physik and a $2.5 million ($1.6 million after-tax or $0.06 per diluted share) write-off of purchased in-process research and development (IPR&D). During fiscal 2000, our income from continuing operations was $61.2 million, or $2.24 per diluted share, including the fourth quarter $55.1 million ($33.5 million after-tax or $1.23 per diluted share) gain (the Lambda gain) as a result of an increase in the value of our 60.4% ownership interest in Lambda Physik following its initial public offering.

        The fiscal 2002 impairment charges include a $104.2 million ($79.2 million after-tax) write-down of the value of the Lumenis stock we acquired as a result of the April 2001 sale of our Medical segment to Lumenis as well as a $11.0 million ($6.7 million after-tax) charge for equipment impairment due to management's decision to cease most of our activities related to the telecom passives component market.

        The fiscal 2002 decrease in income from continuing operations was primarily attributable to the impairment charges mentioned above, lower sales volumes, lower gross margins as a percentage of sales and lower interest and dividend income, partially offset by the fiscal 2001 charge for excess inventory and open purchase order commitments at Lambda Physik, the fiscal 2002 tax benefit related to a refund of prior year taxes, the fiscal 2001 IPR&D charge, the fiscal 2002 gain on sale of real estate, the non-recurring favorable inventory adjustment in fiscal 2002 and the cessation of goodwill amortization due to the adoption of SFAS No. 142 in fiscal 2002.

        The fiscal 2001 decrease in income from continuing operations was primarily attributable to the fiscal 2000 $33.5 million (after-tax) Lambda gain, offset by increases in sales volumes, lower selling, general and administrative expenses as a percentage of net sales and higher interest income.

Net Sales

        The following table sets forth for the periods indicated the amount of net sales for our operating segments and net sales as a percentage of total net sales.

	Years ended September 30,
	2002		2001		2000
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
			(Dollars in thousands)
Consolidated:
Domestic	$159,247	40.1%	$213,365	44.6%	$155,619	40.5%
International	238,077	59.9%	264,580	55.4%	228,364	59.5%

Total	$397,324	100.0%	$477,945	100.0%	$383,983	100.0%

Electro-Optics:
Domestic	$140,371	35.3%	$172,833	36.2%	$135,090	35.2%
International	167,251	42.1%	183,997	38.5%	155,146	40.4%

Total	$307,622	77.4%	$356,830	74.7%	$290,236	75.6%

Lambda Physik:
Domestic	$18,876	4.8%	$40,532	8.4%	$20,529	5.3%
International	70,826	17.8%	80,583	16.9%	73,218	19.1%

Total	$89,702	22.6%	$121,115	25.3%	$93,747	24.4%

Consolidated

        During fiscal 2002, net sales decreased by $80.6 million, or 17%, to $397.3 million from $477.9 million in fiscal 2001 as a result of decreased sales volumes in both reportable segments. Domestic sales decreased at a higher rate than international sales for a total decrease of $54.1 million, or 25%. International sales were 60% of net sales in fiscal 2002 and 55% in fiscal 2001.

        During fiscal 2001, net sales increased by $93.9 million, or 24%, to $477.9 million from $384.0 million in fiscal 2000 as a result of increased sales volumes in both reportable segments. Domestic sales increased at a higher rate than international sales for a total increase of $57.7 million, or 37%. International sales were 55% of net sales in fiscal 2001 and 59% in fiscal 2000.

Electro-Optics

        Electro-Optics net sales decreased by $49.2 million, or 14%, in fiscal 2002 to $307.6 million from $356.8 million in fiscal 2001. Domestic sales decreased by $32.5 million, or 19%, and international sales decreased by $16.7 million, or 9%, in fiscal 2002. Sales decreased primarily due to lower sales volumes in semiconductor and related manufacturing markets, including semiconductor lasers for non-metal printed circuit board or PCB and hole drilling applications as well as lower optical telecommunications sales volumes.

        Electro-Optics net sales increased by $66.6 million, or 23%, in fiscal 2001 to $356.8 million from $290.2 million in fiscal 2000. Domestic sales increased by $37.7 million, or 28%, and international sales increased by $28.9 million, or 19%, in fiscal 2001. Sales increased primarily due to higher sales volumes in commercial solid-state products, including semiconductor lasers to the non-metal printed circuit board or PCB, hole drilling, optical telecommunications and computer-to-plate markets.

Lambda Physik

        Lambda Physik net sales decreased by $31.4 million, or 26%, in fiscal 2002 to $89.7 million from $121.1 million in fiscal 2001. Domestic sales decreased by $21.6 million, or 53%, and international sales decreased by $9.8 million, or 12%. The decrease in sales was primarily due to weakness in the overall lithography market as well as lower demand with medical OEM customers, partially offset by $2.0 million in fiscal 2002 royalty revenue.

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

Gross Profit

Consolidated

        The consolidated gross profit rate decreased by 1.3% to 40.5% in fiscal 2002 from 41.8% in fiscal 2001. The decrease in the gross profit rate was primarily due to lower sales of higher margin commercial solid-state products and underutilization of capacity in the Electro-Optics segment, partially offset by higher margins in the Lambda Physik segment. The increase in gross profit rate in the Lambda Physik segment was primarily due to the fiscal 2001 unusual charge of $13.9 million for excess inventory and open purchase order commitments (11.4% negative impact on fiscal 2001 margin) and the fiscal 2002 $2.0 million royalty revenue (1.5% favorable impact) offset by lower volume of higher margin lithography shipments, underutilization of capacity and lower margins on service revenue.

        The consolidated gross profit rate decreased by 4.1% to 41.8% in fiscal 2001 from 45.9% in fiscal 2000. The decrease in the gross profit rate was primarily due to an unusual charge of $13.9 million for excess inventory and open purchase order commitments in the Lambda Physik segment (2.9% negative impact), under-utilization of capacity due to the ramp-up of new optics and telecommunications manufacturing facilities and unfavorable manufacturing variances in the Electro-Optics segment and higher inventory excess and obsolescence (E&O) costs and under utilization of capacity due to the ramp-up of lithography manufacturing facilities in the Lambda Physik segment as well as the weakening of the US dollar against foreign currencies in both segments.

Electro-Optics

        The gross profit rate decreased by 3.9% to 41.7% in fiscal 2002 from 45.6% in fiscal 2001. The decrease was primarily due to lower sales of higher margin commercial solid-state products and under-utilization of capacity due to lower sales volumes.

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

Lambda Physik

        The gross profit rate increased by 6.6% to 36.7% in fiscal 2002 from 30.1% in fiscal 2001. The increase in gross profit rate was primarily due to the fiscal 2001 unusual charge of $13.9 million for excess inventory and open purchase order commitments (11.4% negative impact on fiscal 2001 margin) and the fiscal 2002 $2.0 million royalty revenue (1.5% favorable impact) offset by lower volume of higher margin lithography shipments, underutilization of capacity and lower margins on service revenue.

        The gross profit rate decreased by 11.8% to 30.1% in fiscal 2001 from 41.9% in fiscal 2000. The decrease in the gross profit rate was primarily due to an unusual charge of $13.9 million for excess inventory and open purchase order commitments (11.4% negative impact), higher inventory E&O costs and under utilization of capacity due to the ramp-up of lithography manufacturing facilities as well as the weakening of the US dollar.

Operating Expenses

	Years ended September 30,
	2002		2001		2000
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
			(Dollars in thousands)
Research and development	$52,613	13.2%	$52,961	11.1%	$40,662	10.6%
In-process research and development			2,471	0.5%
Selling, general and administrative	94,114	23.7%	104,746	21.9%	89,398	23.3%
Impairment loss on equipment	11,015	2.8%
Intangibles amortization	3,427	0.9%	5,262	1.1%	3,029	0.8%

Total operating expenses	$161,169	40.6%	$165,440	34.6%	$133,089	34.7%

        Fiscal 2002 operating expenses decreased by $4.3 million, or 3%, from fiscal 2001. As a percentage of net sales, operating expenses increased to 40.6% in fiscal 2002 from 34.6% in fiscal 2001. Exclusive of the fiscal 2002 impairment loss on equipment and the fiscal 2001 write-off of purchased in-process research and development, operating expenses decreased by $12.8 million, or 8%, but as a percentage of net sales increased to 37.8% from 34.1%.

        Fiscal 2001 operating expenses increased by $32.4 million, or 24%, from fiscal 2000. As a percentage of net sales, operating expenses decreased to 34.6% in fiscal 2001 from 34.7% in fiscal 2000. Exclusive of the fiscal 2001 write-off of purchased in-process research and development, operating expenses increased by $29.9 million, or 22%, and as a percentage of net sales decreased to 34.1% from 34.7%.

Research and development

        Fiscal 2002 research and development expenses decreased by $0.3 million, or 1%, from fiscal 2001 but increased to 13.2% from 11.1% of net sales. The dollar decrease was primarily due to the implementation of cost savings programs, partially offset by increased spending on telecom projects as well as the integration of DEOS. The increase as a percentage of net sales is due to the decrease in fiscal 2002 net sales. Fiscal 2002 and 2001 research and development expenses include $6.3 million and $5.0 million, respectively, for the CTAG operating segment, which was terminated effective November 6, 2002.

        Fiscal 2001 research and development expenses increased by $12.3 million, or 30%, from fiscal 2000 and increased to 11.1% from 10.6% of net sales. The increase was primarily due to increased spending for headcount and supplies on optical telecommunications and lithography projects. Fiscal 2001 and 2000 research and development expenses include $5.0 million and $1.4 million, respectively, for the CTAG operating segment, which was terminated effective November 6, 2002.

In-process research and development

        Fiscal 2001 IPR&D expenses of $2.5 million resulted from our acquisitions of DEOS and MicroLas. See Note 3 of Notes to Consolidated Financial Statements.

Selling, general and administrative

        Fiscal 2002 selling, general and administrative expenses decreased by $10.6 million, or 10%, from fiscal 2001, but increased as a percentage of net sales from 21.9% to 23.7%. The dollar decrease was primarily due to lower commissions as a result of lower sales volumes and lower employment-related expenses due to headcount reductions and lower incentive compensation, partially offset by increased investments in information technology. The increase as a percentage of net sales is due to the decrease in fiscal 2002 net sales.

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

Impairment loss on equipment

        In fiscal 2002, we evaluated the carrying value of certain long-lived assets, consisting primarily of production equipment and buildings and improvements recorded on the balance sheet in accordance with SFAS No. 121 during fiscal 2002. As a result, we recognized an impairment loss of $11.0 million related to the write-off of equipment due to management's decision to cease most of our activities related to the telecom passives component market. A significant portion of the assets impaired was recently acquired in connection with capacity expansions in anticipation of future demand and had not yet been placed in service. We plan to complete the disposal of the impaired equipment within the next year. The remaining impaired assets which are part of the electro-optics segment, are held for sale at September 30, 2002, and we have written these assets down to their estimated realizable value, net of expected selling expenses.

Intangibles amortization

        Fiscal 2002 intangibles amortization expense decreased by $1.8 million, or 35%, primarily due to the cessation of goodwill amortization due to the adoption of SFAS No. 142, partially offset by the amortization of intangibles resulting from the acquisitions of MicroLas, DEOS and Crystal.

        Fiscal 2001 intangibles amortization expenses increased by $2.2 million, or 74%, primarily due to the acquisitions of MicroLas and DEOS in April 2001, Crystal Associates in November 2000 and LaserTec in May 2000.

Other income (expense)

        Other income, net of other expense, decreased $106.2 million from income of $8.8 million to an expense of $97.4 million. Fiscal 2002 includes a $104.2 million charge due to the write-down of our investment in Lumenis common stock (investment write-down) due to an other-than-temporary impairment. Exclusive of the investment writedown, other income, net of other expense, decreased $2.0 million primarily due to lower interest income and lower dividends due to the purchase of MicroLas, partially offset by the gain on sale of real estate and rental income from the sublease of the Condensa facility to Lumenis.

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

Minority interest in subsidiaries earnings

        Minority interest in subsidiaries earnings decreased by $0.1 million during fiscal 2002 compared to fiscal 2001 primarily due to increased losses in our Lambda Physik segment.

        Minority interest in subsidiaries earnings decreased by $1.4 million during fiscal 2001 compared to fiscal 2000 primarily due to lower profitability in our Lambda Physik segment.

Income taxes

        The effective tax rate on income (loss) from continuing operations (before minority interest) for fiscal 2002 was (27.8%) compared to 35.1% for fiscal 2001. The effective tax rate decreased as a result of a valuation allowance recorded on a portion of the write-down of Lumenis stock due to capital loss limitations (including a $16.6 million valuation allowance provided on the Lumenis capital loss deferred tax asset) and changes in the distribution of taxable income among jurisdictions, partially offset by the proportionately lower impact of tax credits due to the large fiscal 2002 loss from continuing operations before income taxes.

        The effective tax rate on income from continuing operations (before minority interest) for fiscal 2001 was 35.1% compared to 36.1% for fiscal 2000. The effective tax rate decreased as a result of the non-recurrence of the fiscal 2000 $33.5 million after-tax gain on the issuance of Lambda Physik subsidiary stock (3.9% rate impact) and increased foreign tax credits, partially offset by changes in the distribution of taxable income among jurisdictions with varying rates.

RECENT ACQUISITIONS

        In August 2002, we entered into a loan agreement with Picometrix, Inc. (Picometrix) of Michigan. Picometrix develops and manufactures ultra high-speed photoreceivers and instrumentation for the telecommunication, data communication and test and measurement markets, focusing on epitaxial growth, photodetector design and microfabrication, high-speed microwave packaging, hybrid circuit assembly and high-speed testing. Under the loan agreement, we provided Picometrix with $6.0 million of debt financing in exchange for (1) a nine-month option to purchase 100% of the equity of Picometrix for $6.0 million plus a two-year earn-out of up to $25.0 million and (2) the repayment of the $6.0 million of loan principal at maturity and interest at the greater of prime (4.25% at September 30, 2002) minus 0.5% or 3.0% payable monthly over its term. The maturity date varies depending on whether we exercise the option to acquire Picometrix. At September 30, 2002, we recorded the purchase option at its fair value of $1.4 million and the note at its fair value of $4.6 million, and are amortizing the discount to interest income over the 18-month term of the note. On November 22, 2002, we terminated our purchase option and, as a result, the note is payable to us in full on May 26, 2003. The write-off of the option will be included in our charge for the termination of activities of CTAG in the first quarter of fiscal 2003.

        See Note 3 for discussion on acquisitions in fiscal 2001 and 2000.

FINANCIAL CONDITION

Liquidity and capital resources

        Our ratio of current assets to current liabilities was 5.3:1 at September 30, 2002 compared to 5.1:1 at September 30, 2001.

        At September 30, 2002, our primary sources of liquidity were cash, cash equivalents, short-term investments and available-for-sale securities of $243.9 million. In addition, we held $21.1 million of restricted Lumenis common stock. The Lumenis common stock is unregistered and its trading is subject to restrictions under Rule 144 of the Securities Act of 1933 and other contractual restrictions as defined in the definitive agreement. Additional sources of liquidity were a multi-currency line of credit and bank credit facilities totaling $65.5 million as of September 30, 2002, of which $60.9 million was unused and available. During fiscal 2002, these credit facilities were used in the United States, Japan and Europe. We believe that cash generated from operations, together with the liquidity provided by existing cash balances and financing capacity, is sufficient to satisfy liquidity requirements for the next 12 months. We are subject to certain financial covenants related to our lines of credit. At September 30, 2002, we were in compliance with these covenants.

        During the second quarter of fiscal 2002, we renewed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California, a portion of which we are subleasing to our former Medical segment, which is a part of Lumenis. The lease expires in February 2007. Upon expiration of the lease, we have an option to purchase the property for $24.6 million, renew the lease for an additional five years or at the end of the lease arrange for the sale of the property to a third party with Coherent retaining an obligation to the owner for the difference between the sale price, if less than $24.6 million, and $21.3 million, subject to certain provisions of the lease. If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million. We occupied the building in July 1998 and commenced lease payments at that time. The lease requires us to maintain specified financial covenants including maintaining a minimum tangible net worth, minimum quick ratio, debt to tangible net worth ratio and leverage ratio as well as limiting the number of quarters per year in which net losses are allowed, all of which we were in compliance with as of September 30, 2002.

        We have committed $4.0 million to purchase equipment for our Electro-Optics facilities in Santa Clara, California; Tampere, Finland and Leicester, England. We have committed $1.1 million to purchase equipment for our Lambda Physik facility in Göttingen, Germany. We have committed $0.8 million in building improvements for our Electro-Optics clean rooms in San Jose, California and Tampere, Finland.

        During fiscal 2002, we modified the covenants associated with the notes used to finance our acquisition of Star Medical (Star notes). The Star notes include financial covenants such as maintaining a minimum tangible net worth and minimum consolidated debt to capitalization and fixed charge coverage ratios as well as non-financial covenants such as providing quarterly statements to the bondholders. In connection with the modification of covenant terms, we agreed to prepay $7.3 million of the Star notes, with no prepayment penalty, and made such payment in October 2002.

Contractual Obligations

        The following summarizes our contractual obligations at September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt payments	$14,338	$14,282	$13,522	$13,481	$970	$359	$56,952
Operating lease payments(1)	6,309	5,941	5,130	4,769	24,384	7,727	54,260
Purchase commitments	5,814						5,814
Capital lease payments	610	525	242				1,377

	$27,071	$20,748	$18,894	$18,250	$25,354	$8,086	$118,403

(1)
Operating lease payments are exclusive of sublease income.

Changes in financial condition

        Cash, cash equivalents and short-term investments (excluding our investment in Lumenis common stock) increased $17.1 million, or 8%, from $226.8 million at September 30, 2001 to $243.9 million at September 30, 2002. Cash and cash equivalents at September 30, 2002 increased $53.6 million, or 69%, from September 30, 2001.

        Cash provided by operating activities in fiscal 2002 of $101.8 million included income from continuing operations (net of the write-down of our investment in Lumenis and the impairment loss on equipment) of $44.4 million, net proceeds from sales of short-term investments of $36.5 million, depreciation and amortization of $27.5 million, $22.0 million provided by operating assets and liabilities and other of $1.7 million, partially offset by $30.3 million provided for deferred taxes. Of the $22.0 million provided by operating activities, $24.5 million was provided by inventory reductions and $15.3 million was provided by a reduction in accounts receivable, partially offset by accounts payable reductions of $8.3 million and reductions of other current liabilities of $7.9 million.

        Cash used by investing activities in fiscal 2002 of $41.9 million included $34.9 million used to acquire property and equipment, net, $6.0 million used in our investment in Picometrix, and $1.0 million used for other investing activities.

        Cash used by financing activities in fiscal 2002 of $8.6 million included net debt of repayments of $18.2 million offset by $9.6 million from the sale of shares under our employee stock plans.

        Changes in exchange rates in fiscal 2002 provided $2.3 million.

        Short-term investments decreased $124.5 million (48%) from September 30, 2001 to September 30, 2002 primarily due to the $104.2 million write-down of our investment in Lumenis common stock as management determined it was other-than-temporarily impaired.

        Prepaid expenses and other assets increased $14.7 million (61%) from September 30, 2001 to September 30, 2002 primarily due to the reclassification of the note receivable from Lumenis from non-current to current as it is now collectible within 12 months.

        Deferred tax assets increased $30.1 million (116%) from September 30, 2001 to September 30, 2002 primarily due to deferred taxes provided on the write-off of our investment in Lumenis common stock and our impairment loss on equipment.

        Other assets decreased $14.9 million (17%) from September 30, 2001 to September 30, 2002 primarily due to the reclassification of the note receivable from Lumenis from non-current to current as it is now collectible within 12 months, lower deferred tax assets due to the write-off of the Lumenis common stock as we had provided deferred taxes on the temporary decline in market value as of September 30, 2001 and the amortization of intangible assets.

        Short-term borrowings decreased $6.7 million (31%) from September 30, 2001 to September 30, 2002 primarily due to increased cash available to pay down borrowings by Lambda Physik and our international subsidiaries.

        Accounts payable decreased $4.2 million (24%) from September 30, 2001 to September 30, 2002 primarily due to decreased inventory levels and purchases resulting from lower sales volumes and more restrictive spending efforts.

        Total long-term obligations, including current portion, decreased $9.9 million (15%) from September 30, 2001 to September 30, 2002 primarily due to scheduled principal payments on the notes used to finance our acquisition of Star Medical.

        Accumulated other comprehensive income (loss) increased $15.8 million primarily due to the write-off of the Lumenis common stock as we had recorded the temporary decline in market value as of September 30, 2001 in other comprehensive income (loss).

ADOPTION OF ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS No. 141 did not have a material impact on our financial position, results of operations or cash flows.

        Effective October 1, 2001 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" which establishes new standards for goodwill acquired in a business combination and other intangible assets, eliminates amortization of existing goodwill balances, and requires annual evaluation of goodwill for impairment. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal years beginning after March 15, 2001. Upon adoption of SFAS No. 142, we stopped the amortization of goodwill with a net carrying value of $32.1 million at September 30, 2001 and annual amortization of $4.1 million, including amortization resulting from the acquisitions of Crystal Associates, Inc. in November 2000 and DeMaria Electro-Optics Systems, Inc. and MicroLas Laser System GmbH in April 2001, that resulted from business combinations initiated prior to the adoption of SFAS No. 141, "Business Combinations".

        Under SFAS No. 142, material amounts of goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a discounted cash flow methodology. These impairment tests are required to be performed at adoption and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we perform our impairment tests during the fourth quarter (based on our third quarter financial statements), in conjunction with our annual budgeting process. As part of our adoption of SFAS No. 142, we completed the initial impairment tests during the second quarter of fiscal 2002 and the annual impairment tests during the fourth quarter of fiscal 2002 and these tests resulted in no impairment charges.

RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Companies are required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We adopted SFAS No. 144 on October 1, 2002. We do not expect the adoption to have a material effect on our operating results or financial condition.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue

No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 28, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

        During July 2002, President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the "Act") into law. The Act prescribes, among other items, sweeping corporate governance and oversight changes, new reporting responsibilities for internal controls, and requires our Chief Executive Officer and Chief Financial Officer to certify the accuracy of filed reports. The various provisions of the Act have phase-in provisions and become effective at different times in the future. Subsequent to the signing of the Act into law, we have been actively engaged in defining policies and procedures that will bring the Company into compliance with the provisions of the Act. Although the Act contains significant changes to corporate governance, places greater emphasis on internal controls, and requires certification of financial statements, we do not expect the provisions of the Act to have a material impact upon our financial condition or the results of operations.

        In November 2002, the EITF reached a consensus on Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables". The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into after June 15, 2003. We are currently determining what effect, if any, the provisions of EITF Issue No. 00-21will have on our operating results or financial condition.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

        Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, accounting for our marketable equity securities, accounting for long-lived assets, inventory reserves, warranty reserves and accounting for income taxes.

Revenue Recognition

        We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101). Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is probable. Delivery is generally considered to have occurred when shipped.

        Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Failure to obtain anticipated orders due to delays or cancellations of orders could have a material adverse effect on our revenue. In addition, pressures from customers to reduce our prices, or to modify our existing sales terms may result in material adverse effects on our revenue in future periods. Our products typically include a one-year warranty. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

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

        The vast majority of our sales are made to original equipment manufacturers (OEM's), distributors and resellers and end-users in the non-scientific market. Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where, for example, we have agreed to perform installation or provide training. In those instances, we either defer revenue related to installation services until installation is completed or, if the installation services are inconsequential or perfunctory, we accrue installation costs at the time that product revenue is recognized. We defer revenue on training services until training services are provided.

        Sales to end-users in the scientific market typically require installation and, thus, involve post-delivery obligations, however, our post delivery installation obligations are not essential to the functionality of our products. For a limited number of products or arrangements where management considers installation to be significant in comparison to the value of the product sold, we defer revenue related to installation services until completion of these services.

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

        In determining if and when a decline in the value of our Lumenis stock is other-than-temporary, management evaluates the length of time that the market value has been below cost, the severity of the decline relative to cost, current and expected future market conditions, the financial condition of Lumenis and other relevant criteria. As of June 29, 2002, the market value of our investment in Lumenis had declined from our initial valuation of $124.4 million to $20.2 million. This decline was deemed to be other-than-temporary and an impairment loss of $104.2 million ($79.2 million after income taxes of $25.0 million) was recognized in the quarter ended June 29, 2002. At September 30, 2002, the market value of our investment in Lumenis was $21.1 million. Unrealized gains and losses from the new cost basis will be recorded in accumulated other comprehensive income (loss). If the market value of the Lumenis stock continues to decline, we may recognize additional losses on this investment.

Accounting for Long-Lived Assets

        We evaluate long-lived assets, including goodwill and purchased intangible assets, whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. At September 30, 2002, we had $55.2 million of goodwill and purchased intangible assets on the balance sheet, the value of which we believe is reasonable based on the estimated future cash flows of the associated products and technologies. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

        During the year ended September 30, 2002, we recorded a charge of $11.0 million for the write-down of equipment resulting primarily from management's decision to cease most of the Company's activities related to the telecom passives components market.

        On November 6, 2002, we decided to terminate the activities of our Coherent Telecom Actives Group (CTAG), an operating segment that had been aggregated with our Photonics Group in our Electro-Optics reportable segment. Based on new market information and insights and the status of our development projects at CTAG obtained subsequent to September 30, 2002, we determined that our return on investment for at least the next several years would have been unsatisfactory and, therefore, additional investments were no longer justified. In connection with our CTAG operating segment, we expect to record an estimated after-tax restructuring and impairment charge of $8.0 to $10.0 million ($13.0 to $15.0 million before income taxes) in the first quarter of fiscal 2003. The charge results primarily from the write-down of equipment to net realizable value, an accrual for the estimated contractual obligation for lease and other facility costs of the building, in San Jose, formerly occupied by CTAG and the write-down of our option to purchase Picometrix, Inc. (see Note 4).

Inventory Reserves

        We record our inventory at the lower of cost (computed on a first-in, first-out basis) or market. We record inventory reserves equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory reserves are generally recorded, within guidelines set by management, when the inventory for a device exceeds 12 months of demand for the device and when individual parts have been in inventory for greater than 12 months. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required which could materially affect our future results of operations. We record reserves on demo inventory by amortizing the cost of demo inventory over a two-year period from the fourth month it is placed in service. During the year ended September 30, 2001, we recorded a charge of $13.9 million for excess inventory and open purchase order commitments due to decreased marketability resulting from the slowdown in the Lithography business at Lambda Physik, which was reflected in postponed delivery dates, cancelled orders and further expected order cancellations from customers. Due to rapidly changing forecasts and orders, additional write-downs for excess or obsolete inventory, while not currently expected, could be required in the future. Differences between actual results and previous estimates of excess and obsolete inventory could result in material adverse effects on our future results of operations.

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

        We record a valuation allowance to reduce our deferred tax assets for the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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
  general economic uncertainties;

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

        Due to these and other factors, we believe that quarter-to-quarter and year-to-year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below public market analysts' or investors' expectations, which would likely cause the price of our common stock to fall. In addition, over the past several quarters, the stock market has experienced extreme price and volume fluctuations that have affected the stock prices of many technology companies. These factors, as well as general economic and political conditions or investors' concerns regarding the credibility of corporate financial statements and the accounting profession, may have a material adverse affect on the market price of our stock in the future.

Our business has been adversely impacted by the general worldwide economic slowdown and related uncertainties affecting markets in which we operate.

        Adverse economic conditions worldwide have contributed to the current technology industry slowdown and impacted our business resulting in:

  •
  reduced demand for some of our products;

  •
  increased risk of excess and obsolete inventories;

  •
  increased rate of order cancellations or delays;

  •
  excess manufacturing capacity under current market conditions; and

  •
  higher overhead costs, as a percentage of revenues.

        Recent political and social turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. These political, social and economic conditions are making it very difficult for us, our customers and our vendors to forecast and plan future business activities. This level of uncertainty severely challenges our ability to operate profitably or to grow our business. In particular, it is difficult to develop and implement strategy, sustainable business models, efficient operations and effectively manage supply chain relationships. For example, the fiscal 2001 slowdown in the Lithography market resulted in postponed delivery dates and cancelled orders. During the year ended September 30, 2001, we recorded a charge of $13.9 million for excess inventory and open purchase order commitments, which was reflected in postponed delivery dates, cancelled orders and further expected order cancellations from customers. Additionally, during the year ended September 30, 2002, we recognized an impairment loss on equipment of $11.0 million resulting from our decision to cease most of our activities related to the telecom passives component market.

        On November 6, 2002, we decided to terminate the activities of our Coherent Telecom Actives Group (CTAG), an operating segment that had been aggregated with our Photonics Group in our Electro-Optics reportable segment. Based on new market information and insights and the status of our development projects at CTAG obtained subsequent to September 30, 2002, we determined that our return on investment for at least the next several years would have been unsatisfactory and, therefore, additional investments were no longer justified. In connection with our CTAG operating segment, we expect to record an estimated after-tax restructuring and impairment charge of $8.0 to $10.0 million ($13.0 to $15.0 million before income taxes) in the first quarter of fiscal 2003. The charge results primarily from the write-down of equipment to net realizable value, an accrual for the estimated contractual obligation for lease and other facility costs of the building, in San Jose, formerly occupied by CTAG and the write-down of our option to purchase Picometrix, Inc. (see Note 4).

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

        We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers. Some of these suppliers are relatively small private companies that may discontinue their operations at any time. We typically purchase our components and materials through purchase orders and we have no guaranteed supply arrangement with any of these suppliers. We may fail to obtain these supplies in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products. We would experience further delays while identifying, evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

        We rely exclusively on our own production capability to manufacture certain strategic components, optics and optical systems, crystals, semiconductor lasers, lasers and laser-based systems. Because we manufacture, package and test these components, products and systems at our own facilities, and such components, products and systems are not readily available from other sources, any interruption in manufacturing would adversely affect our business. In addition, our failure to achieve adequate manufacturing yields of these items at our manufacturing facilities may materially and adversely affect our operating results and financial condition.

Our future success depends on our ability to increase our sales volumes and decrease our costs to offset anticipated declines in the average selling prices of our products and, if we are unable to realize greater sales volumes and lower costs, our operating results may suffer.

        Our future success depends on the continued growth of the markets for lasers, laser systems, precision optics and related accessories, as well as our ability to identify, in advance, emerging markets for laser-based systems. We cannot assure you that we will be able to successfully identify, on a timely basis, new high-growth markets in the future. Moreover, we cannot assure you that new markets will develop for our products or our customers' products, or that our technology or pricing will enable such markets to develop. Future demand for our products is uncertain and will depend to a great degree on the continued technological development and the introduction of new or enhanced products. If this does not continue, sales of our products may decline and our business will be harmed.

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

        Our current products address a broad range of commercial and scientific research applications in the photonics markets. We cannot assure you that the market for these applications will continue to generate significant or consistent demand for our products. Demand for our products could be significantly diminished by new technologies or products that replace them or render them obsolete.

        Over the last three fiscal years, our research and development expenses have been in the range of 11% to 13% of net sales. Our future success depends on our ability to anticipate our customers' needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly. If we fail to effectively transfer production processes, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed.

We face risks associated with our international sales that could harm our financial condition and results of operations.

        For fiscal years 2002, 2001, and 2000, 60%, 55% and 59%, respectively, of our net sales were derived from international sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. The recent global economic slowdown has already had and is likely to continue to have a negative effect on various international markets in which we operate. This may cause us to simplify our international legal entity structure and reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. A portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales result from exports to foreign distributors, resellers and customers. Our international operations and sales are subject to a number of risks, including:

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

        We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We currently hold approximately 286 US and foreign patents, and we have approximately 93 additional pending patent applications that have been filed. We cannot assure you that our patent applications will be approved, that any patents that may be issued will protect our intellectual property or that any issued patents will not be challenged by third parties. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. See "Business—Intellectual Property."

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

We depend on skilled personnel to operate our business effectively in a rapidly changing market, and if we are unable to retain existing or hire additional personnel when needed, our ability to develop and sell our products could be harmed.

        Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel. None of our officers or key employees in the United States are bound by an employment agreement for any specific term and these personnel may terminate their employment at any time. In addition, we do not have "key person" life insurance policies covering any of our employees.

        In addition, the significant downturn in our business environment has had a negative impact on our operations, and as a result, we have restructured our operations to reduce our workforce and implement other cost reduction activities. Although we believe these various changes and actions will improve our organizational effectiveness and competitiveness, they could lead, in the short term, to disruptions in our business, reduced employee morale and productivity, increased attrition and problems with retaining existing employees and recruiting future employees and increased financial costs.

        Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Recruiting and retaining highly skilled personnel continues to be difficult. At certain locations where we operate, the cost of living is extremely high and it may be difficult to retain key employees and management at a reasonable cost. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Our failure to attract additional employees and retain our existing employees could adversely affect our growth and our business.

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

  •
  future sales of common stock.

        Your investment may also be affected by any fluctuations in the stock price of Lumenis, which we received in 2001 as consideration for the sale of our Medical segment. At April 30, 2001, we estimated the value of the Lumenis stock at $124.4 million. As of June 29, 2002, the market value of our investment in Lumenis had declined from our initial valuation of $124.4 million to $20.2 million. The decline was deemed to be other-than-temporary and an impairment loss of $79.2 million (net of income taxes of $25.0 million) was recognized in the quarter ended June 29, 2002. At September 30, 2002, we estimated the value of the stock at $21.1 million. Currently, we do not hedge our investment in Lumenis stock. The Lumenis stock received is unregistered and its trading is subject to restrictions under the Securities and Exchange Commission Rule 144 and other restrictions. Any further reduction in the stock price of Lumenis could decrease our total assets, which could negatively impact our stock price.

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

        Competition in the various photonics markets in which we provide products is very intense. We compete against a number of companies, including Thermo Electron Corporation's Spectra-Physics Lasers business unit, JDS Uniphase, Inc., Cymer, Inc., Gigaphoton, Rofin-Sinar, Lightwave Electronics and Excel Technology. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Several of our competitors that have large market capitalizations or strong cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

        Additional competitors may enter the market and we are likely to compete with new companies in the future. We may encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins and loss of market share. For a more detailed discussion of our competition, see "Business—Competition."

Some of our laser systems are complex in design and may contain defects that are not detected until deployed by our customers, which could increase our costs and reduce our revenues.

        Laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of our lasers, laser products and systems involves a highly complex and precise process. As a result of the technical complexity of our products, changes in our or our suppliers' manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve such yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected. We provide warranties on certain of our product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

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

Our increased reliance on contract manufacturing and our excess manufacturing capacity may adversely impact our financial results and operations.

        We have changed our manufacturing strategy so that more of our products will be sourced from contract manufacturers. We have decided to transfer our printed circuit board manufacturing activities in Auburn, California, to a global electronics contract manufacturer who has factories in North America, Asia and Europe. The transition should be completed by June 2003. Our ability to resume internal manufacturing operations for those products will be severely limited. The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products. The inability of any contract manufacturer to meet our cost, quality, performance and availability standards could adversely impact our financial condition or results of operations. We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations. The smooth transition from internal manufacturing to contract manufacturing by a third party is critical to our success. Failure to implement and manage a successful transition may cause severe disruptions in our supply chain that will affect the cost, quality and availability of products.

        Furthermore, because we have outsourced some manufacturing operations to contract manufacturers, have experienced lower sales volumes and have exited the passive telecom business, we now have excess manufacturing capacity in existing facilities. We are currently restructuring our operations, including the consolidation of CO2 manufacturing operations at our Bloomfield, Connecticut office, and implementing cost reduction activities to eliminate this excess capacity. Our ability to reduce our excess manufacturing capacity and to consolidate facilities may be made more difficult by further weakening of the seminconductor industry and worsening of general economic conditions in the United States and globally. If we are unable to reduce our excess manufacturing capacity and facilities, this may negatively impact our operations, cost structure and financial performance.

Cost containment and expense reductions are critical to maintaining positive cash flow from operations and profitability.

        We are continuing efforts to reduce our expense structure. We believe strict cost containment and expense reductions are essential to maintaining positive cash flow from operations in future quarters and maintaining profitability (excluding impairment charges), especially since the outlook for future quarters is subject to numerous challenges. Additional measures to contain costs and reduce expenses may be undertaken if revenues and market conditions do not improve. A number of factors could preclude us from successfully bringing costs and expenses in line with our revenues, such as our inability to accurately forecast business activities and further deterioration of our revenues. If we are unable to continue to reduce expenses and contain our costs, this could harm our operating results.

If we fail to manage our growth effectively, our business could be disrupted, which could harm our operating results.

        Our ability to successfully offer our products and implement our business plan in evolving markets requires an effective planning and management process. We continue to expand the scope of our operations domestically and internationally. The growth in employee headcount and in sales, combined with the challenges of managing geographically-dispersed operations, has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources, particularly our information technology systems. We expect that we will need to continue to improve our information technology systems, reporting systems and procedures and continue to expand, train and manage our work force worldwide. The failure to effectively manage our growth could disrupt our business and harm our operating results.

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

  •
  pay cash;

  •
  incur debt;

  •
  assume liabilities; or

  •
  incur expenses related to in-process research and development, impairment of goodwill and amortization and impairment of other intangible assets.

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

        We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, which may harm our business. Refer further discussion on acquisitions in "recent acquisitions" section of Management's Discussion and Analysis of Results of Operations and Financial Condition.

We use standard laboratory and manufacturing materials that could be considered hazardous; and we could be liable for any damage or liability resulting from accidental environmental contamination or injury.

        Although most of our products do not incorporate hazardous or toxic materials and chemicals, some of the gases used in our excimer lasers and some of the liquid dyes used in some of our scientific laser products are highly toxic. In addition, our operations involve the use of standard laboratory and manufacturing materials that could be considered hazardous. Also, if a facility fire were to occur at our Tampere, Finland site and spread to a reactor used to grow semiconductor wafers, it could release highly toxic emissions. We believe that our safety procedures for handling and disposing of such materials comply with all federal, state and offshore regulations and standards; however, the risk of accidental environmental contamination or injury from such materials cannot be entirely eliminated. In the event of such an accident involving such materials, we could be liable for any damage and such liability could exceed the amount of our liability insurance coverage and the resources of our business.

If our facilities were to experience catastrophic loss, our operations would be seriously harmed.

        Our facilities could be subject to a catastrophic loss from fire, flood, earthquake or terrorist activity. A substantial portion of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Santa Clara, California, an area with a history of seismic events. Any such loss at any of our facilities could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. While we have obtained insurance to cover most potential losses, after reviewing the costs and limitations associated with earthquake insurance, we have decided not to procure such insurance. We believe that this decision is consistent with decisions reached by numerous other companies located nearby. We cannot assure you that our existing insurance coverage will be adequate against all other possible losses.

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

        We are subject to Section 203 of the Delaware General Corporation Law, which prohibits a publicly held Delaware corporation from engaging in a merger, asset or stock sale or other transaction with an interested stockholder for a period of three years following the date such person became an interested stockholder, unless prior approval of our board of directors is obtained or as otherwise provided. These provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us without obtaining the prior approval of our board of directors, which may cause the market price of our common stock to decline. In addition, we have adopted a change of control severance plan, which provides for the payment of a cash severance benefit to each eligible employee based on the employee's position and years of service to us. If a change of control occurs, our successor or acquirer will be required to assume and agree to perform all of our obligations under the change of control severance plan.

        Our common shares rights agreement permits the holders of rights to purchase shares of our common stock to exercise the stock purchase rights following an acquisition of or merger by us with another corporation or entity, following a sale of 50% or more of our consolidated assets or earning power, or the acquisition by an individual or entity of 20% or more of our common stock. Our successor or acquirer is required to assume all of our obligations and duties under the common shares rights agreement, including in certain circumstances the issuance of shares of its capital stock upon exercise of the stock purchase rights. The existence of our common shares rights agreement may have the effect of delaying, deferring or preventing a change of control and, as a consequence, may discourage potential acquirers from making tender offers for our shares.

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

        For our fiscal years ended September 30, 2002, 2001 and 2000, our research and development costs were $52.6 million, or 13%, $53.0 million, or 11%, and $40.7 million, or 11%, of net sales, respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations. See "Business—Research and Development."

A continued downturn in the semiconductor manufacturing industry could adversely affect our business, financial condition and results of operations.

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

        We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). GAAP is subject to interpretation by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations can have a significant effect on our reported results, and may even affect the reporting of transactions completed prior to the announcement of a change.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment will result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Pro forma financial information that we disclose concerning our operations does not conform to generally accepted accounting principles and may not comply with finalized SEC regulations.

        We prepare and release quarterly unaudited and annual audited financial statements prepared in accordance with generally accepted accounting principles (GAAP). We also disclose and discuss certain pro forma financial information in our related earnings releases and investor conference calls. We believe the disclosure of pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations and that the securities analysts who cover our stock evaluate our performance on this basis. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the Securities and Exchange Commission and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, as well as in some of our other reports.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

        We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security price risk. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

        A portion of our investment portfolio is composed of income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2002, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

        At September 30, 2002, the fair value of the trading debt securities was $118.3 million.

        At September 30, 2002, we had fixed rate long-term debt of approximately $54.1 million, and a hypothetical 10% decrease in interest rates would not have a material impact on the fair market value of this debt, based on pricing models using current interest rates. We do not hedge any interest rate exposures.

Foreign currency exchange risk

        We maintain operations in various countries outside of the United States and foreign subsidiaries that manufacture and sell our products in various global markets. As a result, our earnings and cash flows are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through operational strategies and financial market instruments. We utilize hedging instruments, primarily forward contracts with maturities of twelve months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in non-functional currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying exposures. We do not use derivative financial instruments for trading purposes.

        Looking forward, we do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

        Excluding Lambda Physik (discussed separately below), a hypothetical 10 percent appreciation of the forward adjusted US dollar to September 30, 2002 market rates would decrease the unrealized value of our forward contracts by $1.4 million. Conversely, a hypothetical 10 percent depreciation of the forward adjusted US dollar to September 30, 2002 market rates would increase the unrealized value of our forward contracts by $1.7 million.

        The following table provides information about our foreign exchange forward contracts at September 30, 2002. The table presents the value of the contracts in US dollars at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value. The U.S. notional fair value represents the contracted amount valued at September 30, 2002 rates.

        Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	US Notional Contract Value	US Notional Fair Value
Fair Value Hedges:
Euro	0.9050	$11,971	$12,903
British Pound Sterling	1.4355	2,986	3,226
Japanese Yen	112.4933	(3,204)	(2,946)
Cash Flow Hedges:
Euro	0.8658	$740	$833
Japanese Yen	126.160	1,232	1,270

        At Lambda Physik, a hypothetical 10 percent appreciation of the EURO to September 30, 2002 market rates would decrease the unrealized value of our forward contracts by 0.3 million EURO. Conversely, a hypothetical 10 percent depreciation of the EURO to September 30, 2002 market rates would increase the unrealized value of our forward contracts by 0.4 million EURO.

        The following table provides information about Lambda Physik's foreign exchange forward contracts at September 30, 2002. The table presents the value of the contracts in EURO at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value. The EURO notional fair value represents the contracted amount valued at September 30, 2002 rates.

        Forward contracts to sell foreign currencies for EURO (in thousands, except contract rates):

	Average Contract Rate	EURO Notional Contract Value	EURO Notional Fair Value
Fair Value Hedges:
Japanese Yen	0.0086	3,423	3,383

        In addition to forward contracts, we have a variable interest loan to hedge our firm commitment to one EURO customer through June 2004. As of September 30, 2002 the fair value of the loan is $532,000 at 4.25%. A hypothetical 10% fluctuation in interest rates and currency exchange rates would not have a material impact on the financial statements.

EQUITY SECURITY PRICE RISK

        We have investments in publicly-traded equity securities, primarily our investment in Lumenis. As we account for these securities as available-for-sale, unrealized gains and losses resulting from changes in the fair value of these securities are reflected in stockholders' equity, and not reflected in earnings until the securities are sold or a decline in value is determined to be other-than-temporary. The market value of our Lumenis shares declined to $20.2 million as of June 29, 2002 from its initial valuation of $124.4 million in April 2001 and its value of $109.1 million at September 30, 2001. During the quarter ended June 29, 2002, we determined that the decline in the market value of our investment in Lumenis as of June 29, 2002 was other-than-temporary and, as a result, we recognized a pretax loss of $104.2 million to reflect this other-than-temporary decline in market value. At September 30, 2002, the market value of our investment in Lumenis was $21.1 million. We will continue to evaluate the Lumenis investment to determine whether there are additional other-than-temporary impairments. Temporary decreases or increases in the value of the Lumenis investment, if any, will be recorded in accumulated other comprehensive income (loss). In addition, in future periods, we may recognize a gain or loss if we sell our Lumenis shares at a price other than our carrying value. A 20% adverse change in equity prices would result in an approximate $4.2 million decrease in the fair value of our available-for-sale equity investments as of September 30, 2002. The Lumenis common stock is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement. Currently, we do not hedge our investment in Lumenis stock. Due to the nature and terms of this security, we may continue to experience a material change in the value of our investment related to future price fluctuations of the security.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 14 (a) for an index to the Consolidated Financial Statements and Supplementary Financial Information, which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On March 7, 2001, Lambda Physik AG (Lambda Physik), a majority-owned subsidiary of Coherent, Inc. (Coherent), dismissed Deloitte & Touche LLP, which had previously served as Lambda Physik's independent accountants, and engaged Arthur Andersen Wirtschaftsprüfungsgesellschaft Steuerberatungsgesellschaft mbH as its new independent accountants.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding our directors will be set forth under the caption "Election of Directors—Nominees" in our proxy statement for use in connection with the Annual Meeting of Stockholders to be held on March 27, 2003 (the "2002 Proxy Statement") and is incorporated herein by reference. The 2002 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

        Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Office Held
John R. Ambroseo, PhD	41	President and Chief Executive Officer
Helene Simonet	50	Executive Vice President and Chief Financial Officer
Robert J. Quillinan	55	Executive Vice President, Mergers and Acquisitions
Vittorio Fossati-Bellani, PhD	55	Executive Vice President and Chief Marketing Officer
Kevin McCarthy	46	Executive Vice President and Chief Information Officer
Ron Victor	57	Executive Vice President, Human Resources
Dennis C. Bucek	57	Senior Vice President, Treasurer and Assistant Secretary
Scott H. Miller	48	Senior Vice President and General Counsel

        There are no family relationships between any of the executive officers and directors.

        Dr. Ambroseo has served as our President and Chief Executive Officer since October 2002. Dr. Ambroseo served as our Chief Operating Officer from June 2001 through September 2002. Dr. Ambroseo has served as our Executive Vice President and as President and General Manager of the Coherent Photonics Group since September 2000. From September 1997 to September 2000, Dr. Ambroseo served as our Executive Vice President and as President and General Manager of the Coherent Laser Group. From March 1997 to September 1997, Dr. Ambroseo served as our Scientific Business Unit Manager. From August 1988, when Dr. Ambroseo joined us, until March 1997, he served as a Sales Engineer, Product Marketing Manager, National Sales Manager and Director of European Operations. Dr. Ambroseo received his PhD in Chemistry from the University of Pennsylvania.

        Ms. Simonet has served as our Executive Vice President and Chief Financial Officer since April 2002. Ms. Simonet served as Vice President of Finance of our Medical Group and Vice President of Finance, Photonics Division from December 1999 to April 2002. Prior to joining Coherent, she spent over twenty years in senior finance positions at Raychem Corporations' Division and Corporate organizations, including Vice President of Finance of the Raynet Corporation. Her last assignment was that of Chief Information Officer for Raychem. Ms. Simonet has both a Master's and Bachelor degree from the University of Leuvenn, Belgium.

        Mr. Quillinan has served as our Executive Vice President, Mergers and Acquisitions since April 2002 and as a member of our Board of Directors since June 2001. Mr. Quillinan served as our Executive Vice President and Chief Financial Officer from July 1984 through March 2002. Mr. Quillinan served as Vice President and Treasurer from March 1982 to July 1984 and as Corporate Controller from May 1980 to March 1982. Mr. Quillinan received his MS degree in Accounting from Clarkson University and is a certified public accountant.

        Dr. Fossati-Bellani has served as our Executive Vice President and Chief Marketing Officer since November 2002. Dr. Fossati-Bellani served as our Executive Vice President and as President and General Manager of the Coherent Telecom-Actives Group from September 2000 through November 2002. From September 1997 to September 2000, Dr. Fossati-Bellani served as our Executive Vice President and as President and General Manager of the Coherent Semiconductor Group. From

May 1992 to September 1997, Dr. Fossati-Bellani served as our Diode Laser Business Unit Manager. From December 1979, when he joined our Italian office, to May 1992, Dr. Fossati-Bellani served in the capacity of Scientific Sales Engineer, Product Manager, Director of Marketing, Director of Business Development, Scientific Business Unit Manager and Diode Laser Business Unit Manager for the Coherent Laser Group. Dr. Fossati-Bellani received his PhD degree in Physics from the University of Milano, Italy.

        Mr. McCarthy has served as our Executive Vice President and Chief Information Officer since May 2000. From August 1999 to May 2000, he was Chief Information Officer for Unisphere Solutions, Inc., a subsidiary of Siemens AG, a large diversified industrial company. From September 1993 to July 1999, he was Vice President Information Technology for General Instrument, Inc., a company that develops and sells interactive video, voice and data products. Mr. McCarthy received a BS degree from Lafayette College and an MBA from the Wharton School of Business.

        Mr. Victor has served as our Executive Vice President of Human Resources since May 2000. From August 1999 to May 2000, he was our Corporate Vice President of Human Resources. He was Vice President of Human Resources for the Coherent Medical Group from September 1997 to August 1999. Between November 1996 and September 1997, he was Vice President Human Resources for Netsource Communication, Inc., an internet advertisement and communication company. From November 1995 to November 1996, Mr. Victor served as Vice President of Human Resources for Micronics Computers, Inc., a manufacturer of computer components. Between January 1982 and September 1995 he was a Vice President of Human Resources at Syntex, a pharmaceutical company. Mr. Victor received a BA degree from American International College and a MA degree from Springfield College.

        Mr. Bucek has served as our Senior Vice President, Treasurer and Assistant Secretary since August 1985. He received his BA degree from Mankato State University and is a certified public accountant.

        Mr. Miller has served as our General Counsel since October 1988 and as Senior Vice President since March 1994. Mr. Miller received a BA degree in Economics from UCLA and a JD from Stanford Law School.

ITEM 11. EXECUTIVE COMPENSATION

        Information regarding remuneration of our directors and executive officers will be set forth under the caption "Election of Directors—Executive Compensation" in our 2002 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management will be set forth under the captions "Information Concerning Solicitation and Voting—Record Date and Share Ownership" and "Election of Directors—Security Ownership of Management" in our 2002 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions will be set forth under the caption "Election of Directors—Certain Transactions" in our 2002 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

Evaluation and disclosure controls and procedures

        Within 90 days prior to the date of this report (the Evaluation Date), the Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls

        There were no significant changes in the Company's internal controls, or to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND FORM 8-K REPORTS

		Page
(a)	1. Index to Consolidated Financial Statements
	The following Consolidated Financial Statements of Coherent, Inc. and its subsidiaries are filed as part of this report on Form 10-K:
	Certifications	56
	Independent Auditors' Report—Deloitte and Touche LLP	58
	Report of Independent Auditors—Arthur Andersen Wirtschaftsprüfungsgesellschaft Steuerberatungsgesellschaft mbH	59
	Consolidated Balance Sheets—September 30, 2002 and 2001	60
	Consolidated Statements of Operations—Years ended September 30, 2002, 2001 and 2000	61
	Consolidated Statements of Stockholders' Equity—Years ended September 30, 2002, 2001 and 2000	62
	Consolidated Statements of Cash Flows—Years ended September 30, 2002, 2001 and 2000	63
	Notes to Consolidated Financial Statements	65
	2. Consolidated Financial Statement Schedules
	Schedule II—Valuation and Qualifying Accounts	97

	Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

  3. Exhibits

Exhibit Numbers
2.1*	Agreement and Plan of Merger. (Previously filed as Exhibit 2.1 to Form 10-K for the fiscal year ended September 29, 1990.)
3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990.)
3.2	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc.
4.1*	Amended and Restated Common Shares Rights Agreement dated November 2, 1989 between Coherent and the Bank of Boston. (Previously filed as Exhibit 4.1 to Form 8-K filed on November 3, 1989.)
10.1*	1987 Incentive Stock Option Plan and forms of agreement. (Previously filed as Exhibit 10.18 to Form 10-K for the fiscal year ended September 30, 1989.)
10.2*	Productivity Incentive Plan, as amended. (Previously filed as Exhibit 10.19 to Form 10-K for the fiscal year ended October 1, 1988.)
10.3*	Employee Stock Purchase Plan, as amended. (Previously filed as Exhibit 10.11 to Form 10-K for the fiscal year ended September 29, 2001.)
10.4*	Coherent Employee Retirement and Investment Plan. (Previously filed as Exhibit 10.23 to Form 8, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 25, 1982.)
10.5*	1995 Stock Plan and forms of agreement. (Previously filed as Exhibit 10.34 to Form 10-K for the fiscal year ended September 28, 1996.)
10.6*
Note Purchase Agreement by and between Coherent, Inc. and the purchasers of $70 million series notes dated May 18, 1999. (Previously filed as Exhibit 10.36 to Form 10-K for the fiscal year ended October 2, 1999.)
10.7*	1998 Director Option Plan. (Previously filed as Exhibit 10.37 to Form 10-K for the fiscal year ended September 30, 2000.)
10.8*
Asset Purchase Agreement by and among ESC Medical Systems, Ltd., Energy Systems Holdings, Inc., and Coherent, Inc., dated as of February 25, 2001. (Previously filed as Exhibit 2.1 to Form 8-K filed on March 5, 2001.)
10.9*
First amendment to Asset Purchase Agreement by and between ESC Medical Systems, Ltd., Energy Systems Holdings, Inc., and Coherent, Inc., dated as of April 30, 2001. (Previously filed as Exhibit 4 to Schedule 13 D/A filed on May 10, 2001.)
10.10*
Registration Rights Agreement by and between ESC Medical Systems, Ltd. and Coherent, Inc., dated as of April 30, 2001. (Previously filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2001.)
10.11*	1990 Director Option Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on May 1, 1996.)
10.12*	Master Lease and Security Agreement between SMBC Leasing and Finance, Inc. and Coherent, Inc. (Previously filed as Exhibit 10.12 to Form 10-Q for the quarter ended June 29, 2002.)

10.13	Coherent, Inc. Management Transition Agreement by and between Coherent, Inc. and Bernard J. Couillaud.
10.14	Coherent, Inc. Management Transition Agreement by and between Coherent, Inc. and Robert J. Quillinan.
21.1	Subsidiaries
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (see signature page).
23.2	Independent Auditors' Consent—Arthur Andersen Wirtschaftsprüfungsgesellschaft Steuerberatungsgesellschaft mbH
99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

        None

*
These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 18, 2002.

COHERENT, INC.
/s/ JOHN R. AMBROSEO By: John R. Ambroseo President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Ambroseo and Helene Simonet, jointly and severally, his or her attorneys-in-fact, each with the power of substitution for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ JOHN R. AMBROSEO John R. Ambroseo (Director, President & Chief Executive Officer)	December 18, 2002 Date
/s/ HELENE SIMONET Helene Simonet (Executive Vice President & Chief Financial Officer)	December 18, 2002 Date
/s/ BERNARD J. COUILLAUD Bernard J. Couillaud (Director, Chairman of the Board)	December 18, 2002 Date
/s/ HENRY E. GAUTHIER Henry E. Gauthier (Director, Vice Chairman of the Board)	December 18, 2002 Date
/s/ CHARLES W. CANTONI Charles W. Cantoni (Director)	December 18, 2002 Date
/s/ FRANK CARRUBBA Frank Carrubba (Director)	December 18, 2002 Date
/s/ JERRY E. ROBERTSON Jerry E. Robertson (Director)	December 18, 2002 Date
/s/ JOHN H. HART John H. Hart (Director)	December 18, 2002 Date
/s/ ROBERT J. QUILLINAN Robert J. Quillinan (Director, Executive Vice President, Mergers and Acquisitions)	December 18, 2002 Date

CERTIFICATIONS

I, John R. Ambroseo, certify that:

1.
I have reviewed this annual report on Form 10-K of Coherent, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
Coherent Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Coherent, Inc. and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to Coherent, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of Coherent, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.
Coherent, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to Coherent, Inc.'s auditors and the audit committee of Coherent Inc.'s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for Coherent Inc.'s auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in Coherent Inc.'s internal controls; and

6.
Coherent, Inc.'s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002
	By:	/s/ JOHN R. AMBROSEO John R. Ambroseo President and Chief Executive Officer

I, Helene Simonet, certify that:

1.
I have reviewed this annual report on Form 10-K of Coherent, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
Coherent Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Coherent, Inc. and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to Coherent, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of Coherent, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.
Coherent, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to Coherent, Inc.'s auditors and the audit committee of Coherent Inc.'s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for Coherent Inc.'s auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in Coherent Inc.'s internal controls; and

6.
Coherent, Inc.'s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002
	By:	/s/ HELENE SIMONET Helene Simonet Executive Vice President and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

        To the Stockholders and Board of Directors of Coherent, Inc.:

        We have audited the accompanying consolidated balance sheets of Coherent, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the consolidated financial statement schedule listed in Item 14.(a)2. These financial statements and the financial statement schedule are the responsibility of Coherent's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We did not audit the consolidated financial statements of Lambda Physik AG and subsidiaries (Lambda Physik) for the years ended September 30, 2002 and 2001, which statements reflect total assets and total revenues constituting 19% and 23% in 2002 and 19% and 26% in 2001, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Lambda Physik for the years ended September 30, 2002 and 2001, is based solely on the report of such other auditors.

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

        In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Coherent, Inc. and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set therein.

/s/ DELOITTE & TOUCHE LLP
San Jose, California November 4, 2002 (December 6, 2002 as to Note 17)

REPORT OF INDEPENDENT AUDITORS

To the Supervisory Board and Stockholders of Lambda Physik AG:

        We have audited the accompanying consolidated balance sheets of Lambda Physik AG (a subsidiary of Coherent, Inc.) as of September 30, 2002 and 2001 and the related consolidated statements of operations, cash flow, and stockholders' equity for the years then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the German Auditing Rules and in compliance with the generally accepted standards of auditing prescribed by the German Institute of Certified Public Accountants (Institut der Wirtschaftsprüfer) and in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above (not presented separately herein) present fairly, in all material respects, the consolidated financial position of Lambda Physik AG at September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 on October 1, 2001, which changes the accounting for goodwill and intangible assets.

Arthur Andersen Wirtschaftsprüfungsgesellschaft Steuerberatungsgesellschaft mbH
	Hentschel Wirtschaftsprüfer	Boelsems Wirtschaftsprüfer
Hanover, Germany October 30, 2002 A member firm of Ernst & Young International

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2002	September 30, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131,018	$77,409
Short-term investments	133,940	258,414
Accounts receivable—net of allowances of $4,038 (2002) and $4,794 (2001)	76,478	90,688
Inventories	89,218	107,980
Prepaid expenses and other assets	38,820	24,120
Deferred tax assets	55,883	25,826

TOTAL CURRENT ASSETS	525,357	584,437

PROPERTY AND EQUIPMENT	277,505	251,318
ACCUMULATED DEPRECIATION AND AMORTIZATION	(105,504)	(82,782)

Property and equipment—net	172,001	168,536

GOODWILL—net of accumulated amortization of $10,644 (2002) and $14,660 (2001)	31,600	31,329
OTHER ASSETS	75,299	90,215

	$804,257	$874,517

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$14,811	$21,545
Current portion of long-term obligations	14,887	10,020
Accounts payable	13,757	18,002
Income taxes payable	1,274	4,322
Other current liabilities	53,478	61,710

TOTAL CURRENT LIABILITIES	98,207	115,599

LONG-TERM OBLIGATIONS	43,345	58,159
OTHER LONG-TERM LIABILITIES	55,860	53,097
MINORITY INTEREST IN SUBSIDIARIES	49,602	49,367
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY:
Common stock, par value $.01:
Authorized—500,000 shares
Outstanding—29,042 shares (2002) and 28,426 shares (2001)	289	283
Additional paid-in capital	284,182	270,873
Notes receivable from stock sales	(2,045)	(861)
Accumulated other comprehensive income (loss)	2,360	(13,425)
Retained earnings	272,457	341,425

TOTAL STOCKHOLDERS' EQUITY	557,243	598,295

	$804,257	$874,517

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended September 30,
	2002	2001	2000
NET SALES	$397,324	$477,945	$383,983
COST OF SALES	236,318	278,172	207,699

GROSS PROFIT	161,006	199,773	176,284

OPERATING EXPENSES:
Research and development	52,613	52,961	40,662
In-process research and development		2,471
Selling, general and administrative	94,114	104,746	89,398
Impairment loss on equipment	11,015
Intangibles amortization	3,427	5,262	3,029

TOTAL OPERATING EXPENSES	161,169	165,440	133,089

INCOME (LOSS) FROM OPERATIONS	(163)	34,333	43,195
OTHER INCOME (EXPENSE):
Gain on issuance of stock by subsidiary			55,148
Interest and dividend income	10,058	13,291	5,887
Interest expense	(5,315)	(5,089)	(6,206)
Foreign exchange loss	(942)	(1,374)	(648)
Write-down of Lumenis investment	(104,237)
Other—net	3,017	2,021	1,446

TOTAL OTHER INCOME (EXPENSE), NET	(97,419)	8,849	55,627

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(97,582)	43,182	98,822
PROVISION (BENEFIT) FOR INCOME TAXES	(27,172)	15,156	35,644

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(70,410)	28,026	63,178
MINORITY INTEREST IN SUBSIDIARIES' EARNINGS	(427)	(541)	(1,954)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(70,837)	27,485	61,224
DISCONTINUED OPERATIONS, NET OF INCOME TAXES (Note 2)
Gain on Disposal of Medical Segment	1,869	74,690
Income (Loss) from Discontinued Medical Segment		(1,479)	8,713

INCOME (LOSS) BEFORE ACCOUNTING CHANGES	(68,968)	100,696	69,937
Cumulative Effect of Accounting Changes (Net of Income Taxes of $36)		54

NET INCOME (LOSS)	$(68,968)	$100,750	$69,937

Net Income (Loss) Per Basic Share:
Income (loss) from continuing operations	$(2.46)	$0.99	$2.42
Income from discontinued operations, net of income taxes	0.06	2.65	0.35

Net Income (Loss)	$(2.40)	$3.64	$2.77

Net Income (Loss) Per Diluted Share:
Income (loss) from continuing operations	$(2.46)	$0.95	$2.24
Income from discontinued operations, net of income taxes	0.06	2.55	0.32

Net Income (Loss)	$(2.40)	$3.50	$2.56

SHARES USED IN COMPUTATION:
Basic	28,786	27,709	25,252
Diluted	28,786	28,817	27,319

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended September 30, 2002, 2001 and 2000

(In thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid- in Capital	Notes Rec. From Stock Sales	Retained Earnings	Accum. Other Comp. Income (Loss)	Total	Total Comp. Income (Loss)
BALANCE, OCTOBER 1, 1999	24,142	$240	$106,748	$(557)	$170,738	$(72)	$277,097
Net income					69,937		69,937	$69,937
Other comprehensive income (net of tax):
Translation adjustment						(5,743)	(5,743)	(5,743)
Unrealized gain on available for sale securities						58	58	58

Total comprehensive income								$64,252

Issuance of common stock related to public offering, net of issuance costs	1,500	15	91,837				91,852
Sales of shares under Employee Stock Option Plan	903	9	14,527	(1,179)			13,357
Productivity Incentive Plan distributions	17		651				651
Sales of shares under Employee Stock Purchase Plan	540	6	4,456				4,462
Tax benefit of Employee Stock Option Plan			9,754				9,754
Collection of notes receivable				344			344

BALANCE, SEPTEMBER 30, 2000	27,102	270	227,973	(1,392)	240,675	(5,757)	461,769
Net income					100,750		100,750	$100,750
Other comprehensive income (net of tax):
Translation adjustment						2,484	2,484	2,484
Unrealized loss on available for sale securities						(10,199)	(10,199)	(10,199)
SFAS No. 133 transition adjustment						(275)	(275)	(275)
Net gain on derivative instruments						322	322	322

Total comprehensive income								$93,082

Stock-based compensation charge (See Note 2)			12,860				12,860
Sales of shares under Employee Stock Option Plan	1,043	10	16,287	(308)			15,989
Productivity Incentive Plan distributions	22		861				861
Sales of shares under Employee Stock Purchase Plan	259	3	5,511				5,514
Tax benefit of Employee Stock Option Plan			7,381				7,381
Collection of notes receivable				839			839

BALANCE, SEPTEMBER 30, 2001	28,426	283	270,873	(861)	341,425	(13,425)	598,295
Net income (loss)					(68,968)		(68,968)	$(68,968)
Other comprehensive income (net of tax):
Translation adjustment						5,352	5,352	5,352
Unrealized gain on available for sale securities						10,718	10,718	10,718
Net loss on derivative instruments						(285)	(285)	(285)

Total comprehensive loss								$(53,183)

Issuance of common stock for repayment of acquisition obligation	59	1	1,251				1,252
Sales of shares under Employee Stock Option Plan	318	3	5,170	(1,250)			3,923
Productivity Incentive Plan distributions	3		98				98
Sales of shares under Employee Stock Purchase Plan	236	2	5,643				5,645
Tax benefit of Employee Stock Option Plan			1,147				1,147
Collection of notes receivable				66			66

BALANCE, SEPTEMBER 30, 2002	29,042	$289	$284,182	$(2,045)	$272,457	$2,360	$557,243

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended September 30,
	2002	2001	2000
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Income (loss) from continuing operations after accounting changes	$(70,837)	$27,539	$61,224
Adjustments to reconcile income (loss) from continuing operations after accounting changes to net cash provided by (used for) continuing operating activities:
Purchased in-process research and development		2,471
Other non-cash expense		1,043	1,504
Purchases of short-term trading investments	(155,556)	(354,138)	(248,030)
Proceeds from sales of short-term trading investments	192,030	304,464	178,909
Write-down of Lumenis investment	104,237
Impairment loss on equipment	11,015
Cumulative effect of accounting changes		(54)
Depreciation and amortization	24,078	20,335	14,106
Intangibles amortization	3,427	5,262	3,029
Issuance of common stock under Productivity Incentive Plan	98	861	651
Deferred income taxes	(30,287)	(11,915)	14,049
Minority interest in subsidiaries' earnings	427	541	1,954
Dividends paid to minority stockholders	(186)		(306)
Equity in (income) loss of joint ventures	1,284	(314)	(165)
Gain on issuance of stock by subsidiary			(55,148)
Stock-based compensation charge		284
Changes in assets and liabilities:
Accounts receivable	15,334	(14,471)	(12,880)
Inventories	24,529	(18,961)	(26,985)
Prepaid expenses and other assets	1,365	(2,608)	(6,294)
Accounts payable	(8,330)	(7,024)	11,454
Income taxes payable	(2,971)	(14,637)	10,228
Other current liabilities	(7,882)	6,590	8,259

Net Cash Provided By (Used For) Continuing Operating Activities	101,775	(54,732)	(44,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(39,930)	(94,523)	(34,681)
Proceeds from dispositions of property and equipment	5,002	7,756	4,301
Purchases of available-for-sale securities		(42,895)
Proceeds from sales of available-for-sale securities		42,376
Proceeds from sale of Medical segment, net		89,716
Investment in Picometrix	(6,000)
Acquisition of businesses, net of cash acquired		(52,803)	(4,422)
Other—net	(1,002)	63	148

Net Cash Used For Investing Activities	(41,930)	(50,310)	(34,654)

(continued)

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years Ended September 30,
	2002	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings	$1,361	$663	$3,286
Long-term debt repayments	(11,022)	(1,622)	(8,769)
Short-term borrowings	7,048	31,519	28,259
Short-term repayments	(14,708)	(22,124)	(34,742)
Cash overdrafts increase (decrease)	(408)	(3,698)	4,188
Repayments of capital lease obligations	(491)	(453)	(441)
Proceeds from public offering, net of issuance costs			91,852
Proceeds from subsidiary's initial public offering, net of issuance costs			92,715
Sales of shares under employee stock option and purchase plans	9,568	21,503	17,819
Collection of notes receivable from stock sales	66	839	344

Net Cash Provided By (Used for) Financing Activities	(8,586)	26,627	194,511

Net Cash Used for Discontinued Operations		(1,278)	(521)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,350	581	4,148

Net Increase (Decrease) in Cash and Cash Equivalents	53,609	(79,112)	119,043
Cash and cash equivalents, beginning of year	77,409	156,521	37,478

CASH AND CASH EQUIVALENTS, END OF YEAR	$131,018	$77,409	$156,521

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,455	$5,864	$6,206
Income taxes	$3,056	$44,542	$23,436

NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital leases		$663	$1,459
Tax benefit from stock option exercises	$1,147	$7,381	$9,754
Issuance of notes related to sale of common stock	$1,250	$308	$1,179
Repayment of acquisition obligation through issuance of common stock	$1,252
Conversion of note payable to minority interest holder to contributed capital			$1,713
Activity resulting from sale of Medical Segment:
Shares of Lumenis common stock received		$124,390
Note receivable from Lumenis		$11,160
Stock-based compensation charge		$12,576
Deferred income tax expense		$24,445

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

Fiscal Year

        Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2002, 2001 and 2000 ended on September 28, September 29, September 30, respectively. For convenience, the accompanying consolidated financial statements have been shown as ending on September 30 for all fiscal years. The fiscal year of our majority-owned subsidiary Lambda Physik AG (Lambda Physik) ends on September 30. Accordingly, Lambda Physik's financial statements as of that date and for the years then ended have been used for our consolidated financial statements. Management believes that the impact of the use of different year-ends is immaterial to our consolidated financial statements taken as a whole.

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

Fair Value of Financial Instruments

        The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts and notes receivable, short-term borrowings, accounts payable and accrued liabilities approximate fair value due to their short maturities. Short-term investments comprise trading securities and available-for-sale securities which are carried at fair value (see Note 3). The recorded carrying amount of our long-term obligations approximates fair value. We determined the estimated fair value of our long-term debt by calculating the future value of payments based on current market interest rates available to us. Foreign exchange contracts are stated at fair value based on prevailing financial market information.

        We have determined that the fair value of the notes receivable from Lumenis and Picometrix approximate their carrying values at September 30, 2002 based on the short-term maturity of the notes.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):

	2002	2001
Purchased parts and assemblies	$31,516	$39,169
Work-in-process	32,845	44,494
Finished goods	24,857	24,317

Inventories	$89,218	$107,980

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

Property and Equipment

        Property and equipment are stated at cost and are generally depreciated or amortized using the straight-line method. Cost and estimated useful lives are as follows (in thousands):

	2002	2001	Useful Life
Land	$10,184	$10,334
Buildings and improvements	101,256	103,804	5 - 40 years
Equipment, furniture and fixtures	157,912	130,217	3 - 10 years
Leasehold improvements	8,153	6,963	Lesser of useful life or terms of lease

Property and equipment	$277,505	$251,318

        As of September 30, 2002, buildings and improvements included costs of $8.1 million related to facilities in Lincoln, California which are not ready for their intended use and are not being depreciated. As of September 30, 2002, land included costs of $4.2 million related to facilities in Lincoln, California. During fiscal 2001, construction on these facilities was suspended. In the fourth quarter of fiscal 2002, management decided that, given our exit from the passive telecom market and the outsourcing of the production of printed circuit boards, this facility was not needed to support our operations and put the building up for sale. As of September 30, 2002, the proposed sale of the building did not meet the necessary criteria to be classified as held for sale under Statement of Financial Accounting Standards (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and, as a result, is classified as held for use in the balance sheet at September 30, 2002. Management does not expect any gain or loss associated with the eventual disposal of the land and building to have a material effect on our operating results or financial condition.

        We evaluate long-lived assets, including goodwill and purchased intangible assets, whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. SFAS No. 121 requires recognition of impairment losses on long-lived assets in the event that the carrying value of such assets exceeds the fair values. When we have indicators of impairment, we review our long-lived assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

        In fiscal 2002, we evaluated the carrying value of certain long-lived assets, consisting primarily of production equipment and buildings and improvements recorded on the balance sheet in accordance with SFAS No. 121 during fiscal 2002. As a result, we recognized an impairment loss of $11.0 million related to the write-off of equipment due to management's decision to cease most of our activities related to the telecom passives component market. A significant portion of the assets impaired was recently acquired in connection with capacity expansions in anticipation of future demand and had not yet been placed in service. We plan to complete the disposal of the impaired equipment within the next year. The remaining impaired assets which are part of the electro-optics segment, are held for sale at September 30, 2002, and we have written these assets down to their estimated realizable value, net of expected selling expenses.

        In fiscal 2001, we reviewed equipment utilized in the production of lithography lasers at Lambda Physik for impairment due to uncertainties with respect to their marketability resulting from a slowdown in lithography business leading to postponed delivery dates, cancelled orders and further expected order cancellations from customers. Following the slowdown in lithography business it was decided to close down testing facilities. In addition, the impairment review revealed that it is probable that equipment related to production and testing of some lithography products will no longer be relevant for future sales. The estimated fair value of assets classified as held for use are based on cash flows estimated for these assets. Impairment tests resulted in recognition of impairment losses of $1.0 million in the year ended September 30, 2001.

Goodwill

        Beginning in fiscal 2002 with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer amortized, but instead tested for impairment at least annually. Prior to fiscal 2002, goodwill was amortized using the straight-line method over its estimated period of benefit.

Intangible Assets

        Intangible assets, recorded as other assets, include acquired existing technology, patents, licenses, drawings, order backlog and customer lists and are amortized on a straight-line basis over estimated useful lives of two to seventeen years. We evaluate our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Revenue Recognition

        Effective October 1, 2000, we adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101). SAB 101 summarizes certain of the SEC's views in applying GAAP to revenue recognition in financial statements. Our previous policy was to recognize product installation revenue upon shipment and to accrue product installation costs at the time revenue was recognized.

        The cumulative effect of the change, totaling $112,000 (net of income taxes of $58,000), is shown as a one-time charge to income in the consolidated statements of operations for fiscal 2001. If SAB 101 had been adopted as the beginning of fiscal 1999, the effect on the results of operations for the years ended September 30, 2000 and 1999, would not have been material.

        We recognize revenue in accordance with SAB 101. Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is probable. Delivery is generally considered to have occurred upon shipment. Our products typically include a one-year warranty. The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

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

        The vast majority of our sales are made to original equipment manufacturers (OEM's), distributors and resellers and end-users in the non-scientific market. Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where, for example, we have agreed to perform installation or provide training. In those instances, we either defer revenue related to installation services until installation is completed or, if the installation services are inconsequential or perfunctory, we accrue installation costs at the time that product revenue is recognized. We defer revenue on training services until training services are provided.

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

Concentration of Credit Risk

        Financial instruments which may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments, accounts receivable and notes receivable. At September 30, 2002, the majority of our short-term investments are in corporate obligations, repurchase agreements, bank certificates of deposit, money market funds and federal agency obligations. As of September 30, 2002, short-term investments also included 5,432,099 shares of Lumenis common stock valued at $21.1 million which we acquired as a result of the disposal of the Medical segment and prepaid expenses and other assets included a $12.8 million note receivable from Lumenis, which we received as part of the consideration of the disposal of the Medical segment (see Note 4). The majority of our accounts receivable are derived from sales to customers for commercial and scientific research applications. We perform ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. We maintain reserves for potential credit losses. Our products are broadly distributed, and no one customer accounted for more than 10% of total net sales during fiscal 2002, fiscal 2001 or fiscal 2000.

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

        Federal income taxes have not been provided on a portion of the unremitted earnings of foreign subsidiaries either because such earnings are intended to be permanently reinvested or because foreign tax credits are available to offset any planned distributions of such earnings. The total amount of unremitted earnings of foreign subsidiaries was approximately $53.8 million at September 30, 2002. Withholding taxes of approximately $3.4 million would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

Derivatives

        Effective October 1, 2000, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) as amended. The statement requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense).

        The transition adjustment to implement SFAS No. 133 on October 1, 2000, which is presented as a cumulative effect of change in accounting principle, increased earnings by $166,000 (net of income taxes of $94,000) and decreased OCI by $275,000 (net of income taxes of $150,000) in fiscal 2001. The net derivative losses included in OCI as of October 1, 2000 were comprised of hedges on backlog which were reclassified into earnings during the twelve months ended September 30, 2001 and a hedge related to a building purchase option which will be amortized into earnings through December 2020.

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

        For foreign currency forward contracts under SFAS No. 133, hedge effectiveness is measured by comparing the cumulative change in the hedged contract with the cumulative change in the hedged item, both of which are based on forward rates. For foreign currency option contracts under SFAS No. 133, hedge effectiveness is asserted when the critical elements representing the total changes in the option's cash flows continue to match the related elements of the hedged forecasted transaction. Should discrepancies arise, effectiveness is measured by comparing the change in option value and the change in value of a hypothetical derivative mirroring the critical elements of the forecasted transaction.

        Of the $238,000 net derivative loss included in OCI as of September 30, 2002, $87,000 will be reclassified into earnings within the next twelve months for backlog hedges and $151,000 will be amortized into earnings through December 2020 for a hedge related to a building purchase option which was exercised in December 2000.

        We entered into a loan to hedge our firm commitment to one Euro customer through June 2004. For this fair value hedge, effectiveness is measured by comparing the principal balance of the loan against the firm commitment balance. As of September 30, 2002, the loan balance of $522,000 exceeded the firm commitment by $18,000. The effect on earnings is recorded to other income (expense) and was not significant for the year ended September 30, 2002.

        Forwards not designated as hedging instruments under SFAS No. 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. Changes in fair value of these derivatives are recognized in other income (expense).

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

Stock-based Compensation

        As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation" we account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". (See Note 10).

Gains and Losses on Issuance of Subsidiary Stock

        Gains and losses on the issuance of subsidiary stock are recognized directly in the Company's Consolidated Statements of Operations.

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on net income (loss) or stockholders' equity for any year presented.

Recently Issued Accounting Standards

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Companies are required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We adopted SFAS No. 144 on October 1, 2002. We do not expect the adoption to have a material effect on our operating results or financial condition.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 28, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

        In November 2002, the EITF reached a consensus on Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables". The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into after June 15, 2003. We are currently determining what effect, if any, the provisions of EITF Issue No. 00-21will have on our operating results or financial condition.

        Effective October 1, 2001 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" which establishes new standards for goodwill acquired in a business combination and other intangible assets, eliminates amortization of existing goodwill balances, and requires annual evaluation of goodwill for impairment. SFAS 142 was effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal years beginning after March 15, 2001. Upon adoption of SFAS 142, we stopped the amortization of goodwill with a net carrying value of $32.1 million at September 30, 2001 and annual amortization of $4.1 million, including amortization resulting from the acquisitions of Crystal Associates, Inc. in November 2000 and DeMaria Electro-Optics Systems, Inc. and MicroLas Laser System GmbH in April 2001, that resulted from business combinations initiated prior to the adoption of SFAS 141, "Business Combinations".

        Under SFAS No. 142, material amounts of goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a discounted cash flow methodology. These impairment tests are required to be performed at adoption and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we perform our impairment tests during the fourth quarter (based on our third quarter financial statements), in conjunction with our annual budgeting process.

        As part of our adoption of SFAS No. 142, we completed the initial impairment tests during the second quarter of fiscal 2002 and the annual impairment tests during the fourth quarter of fiscal 2002 and these tests resulted in no impairment. The carrying amount of goodwill attributable to each reportable segment is as follows:

	September 30, 2002	September 30, 2001
Lambda Physik	$20,618	$20,618
Electro-Optics	10,982	10,711

	$31,600	$31,329

        Actual results of operations for the three years ended September 30, 2002, 2001 and 2000 adjusted to apply the non-amortization provisions of SFAS No. 142 in those periods follow (in thousands):

	Year ending September 30,
	2002	2001	2000
Reported net income (loss)	$(68,968)	$100,750	$69,937
Add: goodwill amortization, net of tax		1,766	1,293

Adjusted net income (loss)	$(68,968)	$102,516	$71,230

Basic earnings per share:
Reported net income (loss)	$(2.40)	$3.64	$2.77
Add: goodwill amortization, net of tax		0.06	0.05

Adjusted net income (loss)	$(2.40)	$3.70	$2.82

Diluted earnings per share:
Reported net income (loss)	$(2.40)	$3.50	$2.56
Add: goodwill amortization, net of tax		0.06	0.05

Adjusted net income (loss)	$(2.40)	$3.56	$2.61

        In connection with adopting SFAS No. 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continued to be appropriate, except for workforce-in-place with a net carrying value of $790,000, which was reclassified into goodwill. The components of our amortizable intangible assets are as follows (in thousands):

	September 30, 2002		September 30, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired existing technology	$19,404	$3,198	$19,604	$1,570
Patents	6,961	1,668	6,490	983
Licenses	4,261	3,195	4,661	3,168
Drawings	956	272	892	74
Order backlog	945	945	880	460
Customer lists	630	324	630	131
Workforce			1,053	252
Other			500	467

	$33,157	$9,602	$34,710	$7,105

        Amortization expense for intangible assets during fiscal 2002 was $3.4 million. Estimated amortization expense for the five succeeding fiscal years follows (in thousands):

Estimated Amortization Expense
2003	$3,069
2004	2,970
2005	2,645
2006	2,222
2007	1,925

2. DISCONTINUED OPERATIONS

        On February 25, 2001, we entered into a definitive agreement to sell our Medical segment to Lumenis, Inc. (formerly ESC Medical Systems Ltd.) and on April 30, 2001, we completed the sale of the Medical segment assets for cash of $100.0 million, notes receivable of $12.9 million and 5,432,099 shares of Lumenis common stock. We estimated the total value of this consideration as $236.0 million as of the closing of the sale. The agreement provided additional cash consideration up to $6.0 million if the actual net tangible assets sold are more than a predetermined amount and a note receivable reduction if the actual net tangible assets sold are less than a predetermined amount. In June 2002, we reached a purchase price settlement with Lumenis, resulting in a gain of $1.9 million (net of income taxes of $1.2 million), which is included in results of discontinued operations during the year ended September 30, 2002. In addition, the agreement provides a future earnout payment of up to $25.0 million based on the future sales of certain Medical laser and light-based products through December 31, 2004.

        The face value of the note received is $12.9 million, bearing interest of 5% payable semi-annually over its 18 month term. At April 30, 2001, we recorded the note at its fair value of $11.6 million and are amortizing the discount to interest income over the term of the note. In October 2002, we renegotiated the terms of the note with Lumenis (see Note 4.) The Lumenis common stock received is unregistered and its trading is subject to restrictions under Rule 144 of the Securities Act of 1933 and other contractual restrictions as defined in the definitive agreement. At April 30, 2001, we estimated the value of the Lumenis stock at $124.4 million (see Note 5 concerning the subsequent write-down of this investment).

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

        Income from discontinued operations consisted of the following (in thousands):

	2002	2001	2000
Net Sales		$109,219	$206,464

Income (Loss) from Operations Prior to Phase-out Period		$(1,672)	$13,596
Provision (Benefit) for Income Taxes		(193)	4,883

Income (Loss) from Operations, net		(1,479)	8,713

Gain on Disposal	$3,099	116,576
Provision for Income Taxes on Gain	(1,230)	(44,729)
Operating Income During Phase-out Period		3,888
Provision for Income Taxes on Operating Income in Phase-out Period		(1,045)

Gain on Disposal, net	1,869	74,690

Income (loss) from Discontinued Operations, net	$1,869	$73,211	$8,713

3. ACQUISITIONS

        During the three years ended September 30, 2002, we made the acquisitions described in the following paragraphs, each of which has been accounted for as a purchase. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis. The amounts allocated to purchased in-process research and development were determined through established valuation techniques in the high technology industry and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. Research and development costs to complete development of the research and development from these acquired companies to technological feasibility are not expected to have a material impact on our future results of operations or cash flows. Amounts allocated to other intangibles arising from such acquisitions are amortized on a straight-line basis over periods ranging from three to fifteen years.

        In June 2002, our Lambda Physik subsidiary acquired a 98% interest in Optomech GmbH for $33,000 in cash (including direct acquisition costs). Optomech manufactures technical mechanical components under clean room conditions and is one of Lambda's key suppliers for excimer laser components such as laser tubes. As a result of the purchase accounting, $275,000 of negative goodwill was allocated pro rata to all assets acquired and liabilities assumed, excluding financial assets, assets to be disposed of by sale, deferred tax assets and other current assets.

        In April 2002, we issued 59,246 shares of our stock valued at $1.3 million as payment for the remaining obligation relating to the 1996 acquisition of Tutcore OY Ltd, located in Tampere, Finland.

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

Tangible assets	$5,069
In-process research and development	2,400
Intangible assets:
Goodwill	3,640
Existing technology	12,300
Customer list	580
Liabilities assumed	(1,489)

Total	$22,500

        The existing technology and customer list are being amortized over their estimated useful lives of 15 and 3 years, respectively.

        Upon consummation of the DEOS acquisition, we immediately charged $2.4 million to expense, representing purchased in-process research and development related to development projects that had not yet reached technological feasibility and had no alternative future use. The value assigned to purchased in-process research and development was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technologies into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. At the time of acquisition, the in-process technologies were expected to be commercially viable by January 2002 and expenditures to complete were expected to be $300,000. The products began shipping in May 2002.

        In April 2001, our Lambda Physik subsidiary acquired an additional 44% interest in the joint venture MicroLas Laser System GmbH (MicroLas) for $24.4 million in cash. Lambda Physik previously held 46% of MicroLas, which was accounted for under the equity method and is now included in the consolidated financial statements of the Company as the majority owner with 90% ownership. MicroLas manufactures optical components such as lenses and beam guidance systems that are used in connection with Lambda Physik lasers in production of the TFT flat-panel displays and inkjet printers. The acquisition was accounted for as a purchase, and, accordingly, Lambda Physik recorded the acquired assets and liabilities at their fair market values at the date of acquisition.

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

        The patents and drawings and existing processes are being amortized over their estimated useful lives of 10 and 5 years, respectively. The acquired order backlog was being amortized as the orders were recognized as revenue.

        In November 2000, we acquired Crystal Associates, Inc. of East Hanover, New Jersey for $7.1 million in cash. Crystal Associates manufactures exotic crystals, which are utilized in a wide variety of photonics applications. The acquisition was accounted for as a purchase, and, accordingly, the $5.9 million excess of the purchase price over the fair value of net assets acquired was recorded as goodwill and other intangibles. The other intangibles are primarily amortized over 10 years.

        In May 2000, we acquired the net assets of Lasertec BV, in Barendrecht, Netherlands, for $1.3 million in cash. Lasertec provides us with a subsystem strategy to process materials for customers using a variety of laser technologies. The acquisition was accounted for as a purchase, and accordingly, we have recorded the $1.3 million excess of the purchase price over the fair value of assets acquired as goodwill.

        In December 1999, we acquired the remaining 75% interest of Microlase Optical Systems, Ltd (Microlase), in Glasgow, Scotland, for $3.2 million cash. We now own 100% of the share capital of Microlase. Microlase is the manufacturer of a range of advanced solid-state lasers that are used in a number of developing applications including scientific research and semiconductor test equipment. The acquisition was accounted for as a purchase and, accordingly, we have recorded the $2.5 million excess of the purchase price over the fair value of net assets acquired as goodwill and other intangible assets. The other intangibles are amortized over 5 years.

4. BALANCE SHEET DETAILS

        Prepaid expenses and other assets consist of the following (in thousands):

	2002	2001
Prepaid expenses and other	$16,757	$15,085
Note receivable from Lumenis	12,828
Prepaid income taxes	9,235	9,035

Prepaid expenses and other assets	$38,820	$24,120

        In October 2002, we renegotiated the terms of our note receivable from Lumenis that we received as part of the consideration for the sale of our Medical segment to Lumenis. The face value of the note is $12.9 million with 5% per annum interest and the note was originally due on October 30, 2002. Under the renegotiated terms, Lumenis will make payments of $1.1 million on October 31, 2002, November 30, 2002 and December 31, 2002 and will pay the remainder in seven equally monthly installments beginning on January 31, 2003. Payment of the final three monthly installments will be accelerated in the event that Lumenis receives certain additional financing, as defined in the note agreement. In consideration for the renegotiated terms, interest on unpaid principal accrues at 9% per annum (compared to 5% under the original terms) and is payable monthly beginning October 31, 2002. The first two installments of principal and interest were received as scheduled.

        Other assets consist of the following (in thousands):

	2002	2001
Deferred tax assets	$23,665	$30,465
Intangible assets	23,555	27,605
Deferred compensation	15,516	15,460
Note receivable from Lumenis		11,782
Other assets	11,065	3,798
Assets held for investment	1,032	1,105
Assets held for sale	466

Other assets	$75,299	$90,215

        Assets held for investment at September 30, 2002 and at September 30, 2001 include our former manufacturing facility in Sturbridge, Massachusetts which we are leasing to Convergent Prima, Inc. Assets held for sale at September 30, 2002 include impaired telecommunications equipment recorded at net realizable value (see Note 1). Accumulated amortization of intangible assets is $9.6 million and $6.1 million at September 30, 2002 and 2001, respectively.

        In August 2002, we entered into a loan agreement with Picometrix, Inc. (Picometrix) of Michigan. Picometrix develops and manufactures ultra high-speed photoreceivers and instrumentation for the telecommunication, data communication and test and measurement markets, focusing on epitaxial growth, photodetector design and microfabrication, high-speed microwave packaging, hybrid circuit assembly and high-speed testing. Under the loan agreement, we provided Picometrix with $6.0 million of debt financing in exchange for (1) a nine-month option to purchase 100% of the equity of Picometrix for $6.0 million plus a two-year earn-out of up to $25.0 million and (2) the repayment of the $6.0 million of loan principal at maturity and interest at the greater of prime (4.25% at September 30, 2002) minus 0.5% or 3.0% payable monthly over its term. The maturity date varies depending on whether we exercise the option to acquire Picometrix. At September 30, 2002, we recorded the purchase option at its fair value of $1.4 million and the note at its fair value of $4.6 million, and are amortizing the discount to interest income over the estimated 18-month term of the note (see Note 17).

        Other current liabilities consist of the following (in thousands):

	2002	2001
Accrued payroll and benefits	$19,217	$21,479
Accrued expenses and other	18,368	21,215
Reserve for warranty	8,495	11,519
Deferred income	4,324	3,118
Customer deposits	3,074	4,379

Other current liabilities	$53,478	$61,710

        Other long-term liabilities consist of the following (in thousands):

	2002	2001
Deferred tax liabilities	$36,433	$34,543
Deferred compensation	15,516	15,460
Deferred income and other	3,271	2,385
Environmental remediation costs	640	709

Other long-term liabilities	$55,860	$53,097

5. SHORT-TERM INVESTMENTS

        All highly liquid investments with a remaining maturity of three months or less at the time of purchase are considered to be cash equivalents and are classified as trading securities. Marketable short-term investments in debt securities are generally classified and accounted for as trading securities and are valued based on quoted market prices. Marketable short-term investments in equity securities are generally classified and accounted for as available-for-sale and are valued based on quoted market prices. Management determines the appropriate classification of debt and equity securities at the time of purchase. Investments in debt and equity securities classified as trading are reported at fair value, with unrealized gains and losses included in earnings. Instruments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in stockholders' equity until realized. Interest and amortization of premiums and discounts for debt securities are included in interest income. Gains and losses on securities sold are determined based on the specific identification method and are included in other income (expense).

        Cash and short-term investments consist of the following (in thousands):

	September 30, 2002
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and equivalents	$131,018			$131,018
Short-term investments:
Trading securities:
Commercial paper	10,940	3		10,943
Certificates of deposit	3,000	46		3,046
US government and agency obligations	38,107	526	(15)	38,618
Corporate notes and obligations	59,656	665	(65)	60,256

Total trading securities	111,703	1,240	(80)	112,863
Available for sale securities:
Corporate equity securities	20,153	924		21,077

Total available for sale securities	20,153	924		21,077

Short-term investments	131,856	2,164	(80)	133,940

Cash and short-term investments	$262,874	$2,164	$(80)	$264,958

	September 30, 2001
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and equivalents	$77,409			$77,409
Short-term investments:
Trading securities:
Commercial paper	4,438	9		4,447
Certificates of deposit
US government and agency obligations	48,281	1,179	(13)	49,447
Corporate notes and obligations	93,742	1,738	(37)	95,443

Total trading securities	146,461	2,926	(50)	149,337
Available for sale securities:
Corporate equity securities	124,395		(15,318)	109,077

Total available for sale securities	124,395		(15,318)	109,077

Short-term investments	270,856	2,926	(15,368)	258,414

Cash and short-term investments	$348,265	$2,926	$(15,368)	$335,823

        Debt securities are classified as trading securities. Realized gains (losses) from debt securities were $56,000, $420,000 and $(25,000) for the years ended September 30, 2002, 2001 and 2000, respectively.

        The investments in corporate equity securities at September 30, 2002 and 2001 represent the fair value of our investment (5,432,099 shares) in Lumenis common stock and are classified as available for sale. The Lumenis common stock is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement. The unrealized gain (loss) on the investment was included in accumulated comprehensive income (loss).

        In determining if and when a decline in the value of our Lumenis stock is other-than-temporary, as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", management evaluates the length of time that the market value has been below cost, the severity of the decline relative to cost, current and expected future market conditions, the financial condition of Lumenis and other relevant criteria. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. As of June 29, 2002 the market value of our investment in Lumenis had declined from our initial valuation of $124.4 million to $20.2 million. This decline was deemed to be other-than-temporary and an impairment loss of $104.2 million ($79.2 million after income tax benefit of $25.0 million) was recognized in the quarter ended June 29, 2002. The $25.0 million in tax benefit related to the impairment loss is net of a $16.6 million valuation allowance recorded against this capital loss deferred tax asset. At September 30, 2002, the market value of our investment in Lumenis was $21.1 million. Unrealized gains and losses from the new cost basis will be recorded in accumulated other comprehensive income (loss). If the market value of the Lumenis stock continues to decline in fiscal 2003 or beyond, we may recognize additional losses on this investment.

6.    SHORT-TERM BORROWINGS

        Short-term borrowings consist of the following (in thousands):

	2002	2001
Short-term note payable to bank	$10,500	$12,000
Borrowings under bank lines	4,159	9,524
Notes payable to minority stockholder in subsidiary	152	21

Short-term borrowings	$14,811	$21,545

        The short-term note payable to bank expires December 31, 2002 and has an interest rate of 2.75%.

        The note payable to minority stockholder interest in subsidiary is due December 31, 2002 and has an interest rate of 4.44%.

        We maintain lines of credit worldwide with several banks. Our domestic lines of credit consist of a $12.5 million unsecured revolving account from Union Bank of California, which expires January 31, 2003 and a $3.0 million account with Dresdner Bank, which expires April 10, 2003. In addition, we have several foreign lines of credit which allow us to borrow in the applicable local currency. At September 30, 2002, these lines of credit totaled $50.0 million and were concentrated in Germany and Japan. Our lines of credit generally provide borrowings at the bank reference rate or better, which varies depending on the country where the funds are borrowed. Amounts outstanding at September 30, 2002 were at a weighted average interest rate of 3.4%. Our domestic line of credit with Union Bank of California is subject to standard covenants related to financial ratios, profitability and dividend payments. We were in compliance with the financial covenants contained in all borrowing arrangements at September 30, 2002.

7.    INCOME TAXES

        The provision (benefit) for income taxes on income (loss) from continuing operations before minority interest consists of the following (in thousands):

	2002	2001	2000
Currently payable:
Federal	$(1,335)	$5,774	$(7,997)
State		404	(452)
Foreign	2,821	7,879	18,486

	1,486	14,057	10,037

Deferred:
Federal	(28,085)	2,897	22,856
State	(2,253)	200	5,049
Foreign	1,680	(1,998)	(2,298)

	(28,658)	1,099	25,607

Provision for income taxes	$(27,172)	$15,156	$35,644

        The components of income from continuing operations before income taxes and minority interest consist of (in thousands):

	2002	2001	2000
United States	$(106,394)	$30,623	$71,486
Foreign	8,812	12,559	27,336

Income loss from continuing operations before income taxes and minority interest	$(97,582)	$43,182	$98,822

        The reconciliation of the statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective rate is as follows:

	2002	2001	2000
Federal statutory tax rate	(35.0)%	35.0%	35.0%
Valuation allowance	16.9
Foreign tax rates in excess of U.S. rates, net	(2.7)	1.0	0.2
State income taxes, net of federal income tax benefit	(4.1)	4.0	3.0
Research and development credit	(2.3)	(5.3)	(1.2)
Income tax refunds from prior years	(3.0)
Other	2.4	0.4	(0.9)

Provision for income taxes	(27.8)%	35.1%	36.1%

        The significant components of deferred tax assets and liabilities were (in thousands):

	2002	2001
Deferred tax assets:
Reserves and accruals not currently deductible	$22,068	$17,470
Operating loss carry forwards and tax credits	20,667	15,360
Asset impairment	41,377
Intercompany profit	3,236	784
Deferred service revenue	1,316	863
Amortization	6,758	5,268
Accumulated translation adjustment		2,288
Unrealized gain on securities available for sale		5,360
Inventory capitalization	1,391	2,079
Other	1,414	1,327

	98,227	50,799
Valuation allowance	(16,562)	(55)

	81,665	50,744
Deferred tax liabilities:
Gain on issuance of stock by subsidiary	22,059	22,059
Depreciation	11,997	7,522
Accumulated translation adjustment	1,452
Other	6,568	51

	42,076	29,632

Total deferred tax assets and liabilities	$39,589	$21,112

        As of September 30, 2002, realization of a portion of the tax benefit associated with the fiscal 2002 write-down of our investment in Lumenis common stock was not considered more likely than not by management for federal tax purposes; accordingly, we established a valuation allowance of $16.6 million for the portion considered not realizable.

        The total net deferred tax asset is classified on the balance sheet as follows (in thousands):

	2002	2001
Current deferred income tax assets	$55,883	$25,826
Current deferred income tax liabilities	(3,526)	(636)
Non-current deferred income tax assets	23,665	30,465
Non-current deferred income tax liabilities	(36,433)	(34,543)

Net deferred tax assets	$39,589	$21,112

        Total net operating loss carryforwards of $275,000, $1.9 million and $1.0 million for tax return purposes expire in 2003, 2004 and 2007, respectively, and $17.3 million have no expiration date.

8.    LONG-TERM OBLIGATIONS

        The components of long-term obligations are as follows (in thousands):

	2002	2001
Notes payable	$55,555	$62,820
Bonds payable	1,200	1,400
Capital leases	1,280	1,745
Deferred acquisition payment		2,065
Other	197	149

	58,232	68,179
Current portion	(14,887)	(10,020)

Long-term obligations	$43,345	$58,159

        Notes payable    At September 30, 2002, notes payable consists of $51.1 million ($25.1 million at 6.7% and $26.0 million at 6.9%) to finance our acquisition of Star Medical (Star notes) and other notes payable totaling $4.5 million at interest rates ranging from 1.5% to 8.5%. Notes payable are generally unsecured.

        During fiscal 2002, we amended the agreement related to the Star notes. This amendment included the modification of the covenants associated with the notes. The notes include financial covenants such as maintaining a minimum tangible net worth and minimum consolidated debt to capitalization and fixed charge coverage ratios as well as non-financial covenants such as providing quarterly statements to the bondholders. In connection with this amendment, we agreed to prepay $7.3 million of the Star notes, with no prepayment penalty, and made such payment in October 2002.

        Bonds payable    Bonds payable were issued to finance the construction of certain facilities and acquisition of equipment, which secure repayment of the bonds. The bonds are payable in installments through 2008 with a variable interest rate (3.8% at September 30, 2002) not to exceed 12%. The bonds are guaranteed by a letter of credit issued by Union Bank with an annual fee of 1.25%.

        Deferred acquisition payment    In December 1996, we acquired 80% of the outstanding shares of Tutcore Oy LTD., located in Tampere, Finland for approximately $10.0 million (consisting of $4.0 million of cash, $5.4 million of deferred payment obligations and $0.6 million of acquisition costs). The amount payable at September 30, 2001 represents the balance of deferred payment due to the former owners, which was paid in April 2002 (see Note 3).

        Annual maturities of debt, excluding capital leases, are: $14,338,000 in 2003, $14,282,000 in 2004, $13,522,000 in 2005, $13,481,000 in 2006, $970,000 in 2007 and $359,000 thereafter.

9.    STOCKHOLDERS' EQUITY

        On March 23, 2001 our shareholders approved an increase in our authorized common stock to 500,000,000 shares of $0.01 par value.

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

10. EMPLOYEE STOCK OPTION AND BENEFIT PLANS

Productivity Incentive Plan

        The Productivity Incentive Plan (Plan) provides for quarterly distributions of common stock and cash to each eligible employee. The amounts of the distributions are based on consolidated sales, pre-tax profit, the market price of our common stock and the employee's salary. The fair market value of common stock and cash that are earned under the Plan are charged to expense. For the year ended September 30, 2002, 5,272 shares (fair market value of $139,000) and $1.7 million were accrued for the benefit of employees. For the year ended September 30, 2001, 18,691 shares (fair market value of $642,000) and $4.9 million were accrued for the benefit of employees. For the year ended September 30, 1990, 14,238 shares (fair market value of $755,000) and $5.0 million were accrued for the benefit of employees. At September 30, 2002, we had 83,148 shares of our common stock reserved for future issuance under the Plan.

Coherent Employee Retirement and Investment Plan

        Under the Coherent Employee Retirement and Investment Plan, we match employee contributions to the Plan up to a maximum of 6% of the employee's individual earnings. Employees become eligible for participation and for Company matching contributions after completing one year of service. Our contributions (net of forfeitures) for the years ended September 30, 2002, 2001, and 2000 were $3.6 million, $2.5 million, and $2.5 million, respectively.

Supplemental Retirement Plan

        We have a Supplemental Retirement Plan for senior management personnel which permits the participants to contribute up to 24% of their before tax earnings to a trust. We will match these contributions up to an amount equal to 6% of such participants' earnings less any amounts contributed by us to such participant under the Coherent Employee Retirement and Investment Plan. Our contributions (net of forfeitures) for the years ended September 30, 2002, 2001 and 2000, were $55,000, $43,000 and $28,000, respectively.

Employee Stock Purchase Plan

        We have an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. In the year ended September 30, 2002, 235,843 shares were purchased by and distributed to employees at an average price of $23.94 per share. In the year ended September 30, 2001, 259,487 shares were purchased by and distributed to employees at an average price of $21.23 per share. In the year ended September 30, 2000, 540,371 shares were purchased by and distributed to employees at an average price of $8.26 per share.

        At September 30, 2002, $1.7 million had been contributed by employees that will be used to purchase a maximum of 169,246 shares in the year ended September 30, 2003 at a price determined under the terms of the Plan. At September 30, 2002, we had 1,187,424 shares of our common stock reserved for future issuance under the plan.

Stock Option Plans

        We have three Stock Option Plans and two non-employee Directors' Stock Option Plans. Under these plans, Coherent may grant options to purchase up to 11,800,000 and 490,000 shares of common stock, respectively. Employee options are generally exercisable three years from the grant date, at the fair market value of the common stock on the date of the grant; however, initial grants to employees vest 25% annually. Director options are automatically granted to our non-employee directors. Such directors initially receive a stock option for 20,000 shares exercisable over a four-year period. Additionally, the non-employee directors receive an annual grant of 5,000 shares exercisable four years from the date of grant. Grants under all plans expire six years from the original grant date.

        Option activity for all plans is summarized as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, October 1, 1999 (1,099,000 exercisable at a weighted average price of $16.59)	3,693,500	$15.40
Options granted (weighted average fair value of $29.45)	1,388,900	50.23
Options exercised	(905,300)	16.20
Options canceled	(262,600)	20.15

Outstanding, September 30, 2000 (945,000 exercisable at a weighted average price of $17.61)	3,914,500	27.88
Options granted (weighted average fair value of $22.11)	1,554,100	34.55
Options exercised	(1,050,500)	15.82
Options canceled	(575,200)	38.45

Outstanding, September 30, 2001 (1,003,650 exercisable at a weighted average price of $18.44)	3,842,900	31.49
Options granted (weighted average fair value of $19.31)	1,267,100	30.71
Options exercised	(330,600)	16.93
Options canceled	(143,500)	36.17

Outstanding, September 30, 2002 (1,637,770 exercisable at a weighted average price of $24.03)	4,635,900	$32.09

        At September 30, 2002, 2,431,603 options were available for future grant under all plans. The following table summarizes information about stock options outstanding at September 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.81 - 15.88	730,210	2.30	$12.07	695,440	$11.96
16.38 - 30.44	588,710	2.63	23.86	362,510	21.65
30.92 - 30.92	1,026,080	5.57	30.92
31.00 - 32.50	987,250	3.96	32.44	315,820	32.46
32.89 - 49.38	497,950	4.51	38.32	125,850	40.04
49.88 - 49.88	643,450	3.28	49.88	77,100	49.88
50.00 - 87.13	159,250	3.71	67.39	59,550	65.79
89.75 - 89.75	3,000	3.44	89.75	1,500	89.75

$8.81 - 89.75	4,635,900	3.84	$32.09	1,637,770	$24.03

        At September 30, 2002, all outstanding stock options have been issued under plans approved by our shareholders.

        Our subsidiary, Lambda Physik AG, implemented a stock-based incentive award plan for its employees during the year ended September 30, 2000. Under the plan, during the year ended September 30, 2002, Lambda Physik AG issued options to purchase 72,300 shares of Lambda Physik AG common stock at a weighted average price of $14.30 per share to employees. During the year ended September 30, 2002, no options were exercised and 35,050 options were canceled. At September 30, 2002, 200,500 options were outstanding at a weighted average exercise price of $39.53 per share and 70,366 options were exercisable. During the year ended September 30, 2001, Lambda Physik AG issued options to purchase 72,900 shares of Lambda Physik AG common stock at a weighted average price of $68.52 per share to employees. During the year ended September 30, 2001, no options were exercised and 29,450 options were canceled. At September 30, 2001, 163,250 options were outstanding at a weighted average exercise price of $50.22 per share and no options were exercisable. During the year ended September 30, 2000, Lambda Physik AG issued options to purchase 119,800 shares of Lambda Physik AG common stock at a weighted average price of $35.42 per share to employees; all options issued in the year ended September 30, 2000 were outstanding at September 30, 2000 and no options were exercisable.

        SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income (loss) and earnings (loss) per share had we adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

        Our calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Expected life in years	3.84 - 4.38	3.69 - 4.57	4.30 - 4.52
Expected volatility	79.0%	80.0%	67.0%
Risk-free interest rate	4.4%	4.9%	6.7%
Expected dividends	none	none	none

        The fair market value of the Lambda Physik AG options granted in the year ended September 30, 2002 was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 3.5 years, risk-free interest rate of 4.7%, volatility of 75% and no dividends during the expected term. The weighted average assumptions used for the year ended September 30, 2001 were: expected life of 2.0 years, risk-free interest rate of 4.3%, volatility of 90% and no dividends during the expected term. The weighted average assumptions used for the year ended September 30, 2000 were: expected life of 2.0 years, risk-free interest rate of 5.08%, volatility of 80% and no dividends during the expected term. The resulting expense is included in the pro forma income amounts noted below.

        Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 2002, 2001 and 2000 awards had been amortized to expense over the vesting period of the awards, pro forma income (loss) and earnings (loss) per share would appear as follows (in thousands, except per share data):

	2002	2001	2000
Net income (loss)
As reported	$(68,968)	$100,750	$69,937
Pro forma	$(86,073)	$86,933	$59,858
Net income (loss) per diluted share
As reported	$(2.40)	$3.50	$2.56
Pro forma	$(2.99)	$3.02	$2.19

Notes Receivable from Stock Sales

        Notes receivable from stock sales result from the exercise of stock options for notes. The notes are full recourse promissory notes bearing interest at 4.8% to 8.5% and are collateralized by the stock issued upon exercise of the stock options. Interest is payable annually and principal is due through 2007.

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

        The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share (in thousands, except per share data):

	2002	2001	2000
Weighted average shares outstanding—Basic	28,786	27,709	25,252
Common stock equivalents		1,091	1,883
Employee stock purchase plan equivalents		17	184

Weighted average shares and equivalents—Diluted	28,786	28,817	27,319

Income (loss) from continuing operations for basic and diluted earnings per share computation	$(70,837)	$27,485	$61,224

Income (loss) from continuing operations per share—basic	$(2.46)	$0.99	$2.42
Income (loss) from continuing operations per share—diluted	$(2.46)	$0.95	$2.24

        A total of 2,830,000, 1,284,000, and 68,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation at September 30, 2002, 2001 and 2000, respectively.

12. OTHER INCOME (EXPENSE)

        Other income (expense) is as follows (in thousands):

	2002	2001	2000
Royalty income	$100	$166	$376
Sublease income, net of expenses	2,646	661	272
Gain on sale of building	1,665
Equity in income (loss) of joint ventures	(1,284)	314	165
Gain (loss) on investments, net	(874)	608	123
Other—net	764	272	510

Other income (expense) net	$3,017	$2,021	$1,446

13. COMMITMENTS and CONTINGENCIES

Commitments

        We lease several of our facilities under operating leases. In addition, we lease the land for our Auburn manufacturing facilities under long-term fixed leases.

        During the second quarter of fiscal 2002, we renewed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California, a portion of which we are subleasing to our former Medical segment, which is a part of Lumenis. The lease expires in February 2007. Upon expiration of the lease, we have an option to purchase the property for $24.6 million, renew the lease for an additional five years or arrange for the sale of the property to a third party where we would retain an obligation to the owner for the difference between the sale price, if less than $24.6 million, and $21.3 million, subject to certain provisions of the lease. If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million. We occupied the building in July 1998 and commenced lease payments at that time. The lease requires us to maintain specified financial covenants including maintaining a minimum tangible net worth and minimum quick ratio, debt to tangible net worth ratio and leverage ratio as well as limiting the number of quarters per year in which net losses are allowed, all of which we were in compliance with as of September 30, 2002.

        Future minimum payments under our non-cancelable leases at September 30, 2002 are as follows (in thousands):

Year Ending September 30,	Capital Leases	Operating Leases
2003	$610	$6,309
2004	525	5,941
2005	242	5,130
2006		4,769
2007		24,384
Thereafter		7,727

Total	1,377	$54,260

Amount representing interest	95

Present value of minimum lease payments	$1,282

        Rent expense, exclusive of sublease income, was $8.0 million, $6.6 million and $6.3 million in the years ended September 30, 2002, 2001 and 2000, respectively.

        Future minimum lease receivables under subleases at September 30, 2002 are as follows (in thousands):

Year Ending September 30,
2003	$2,154
2004	1,267
2005	1,267
2006	1,267
2007	422
Thereafter

Total	$6,377

        Sublease income was $4.5 million, $1.7 million and $0.3 million for the years ended September 30, 2002, 2001 and 2000, respectively.

        In September 1988, we entered into several patent license agreements with Patlex Corporation (Patlex) relating to laser-related patents owned by Dr. Gordon Gould that had been assigned to Patlex. Under the terms of the agreements, we pay royalties to Patlex ranging from 3.5% to 5.0% for specified categories of domestic sales and 2.0% of specified categories for international sales, subject to certain exceptions and limitations. Royalty expense under these agreements was $670,000, $831,000 and $649,000 in the years ended September 30, 2002, 2001 and 2000, respectively. The patents expire on various dates through May 2005.

        We have committed $4.0 million to purchase equipment for our Electro-Optics facilities in Santa Clara, California; Tampere, Finland and Leicester, England. We have committed $1.1 million to purchase equipment for our Lambda Physik facility in Göttingen, Germany. We have committed $794,000 in building improvements for our Electro-Optics clean rooms in San Jose, California and Tampere, Finland.

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

        Management believes that our probable, nondiscounted net liability at September 30, 2002 for remaining costs associated with the above environmental matters is $0.6 million, which has been previously accrued. This amount consists of total estimated probable costs of $0.7 million ($0.1 million included in other current liabilities and $0.6 million included in other long-term liabilities) reduced by minimum probable recoveries of $0.1 million included in other assets from other parties named to the order.

14. SEGMENT INFORMATION

        We are organized around three separately managed business units: the Photonics Group, the Telecom-Actives Group (see Note 17) and Lambda Physik, which we have identified as operating segments. Consistent with the guidance of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," we have aggregated these three operating segments into two reportable segments. The Telecom-Actives Group is aggregated with the Photonics Group in the Electro-Optics segment as they have similar economic characteristics and are similar in the following: nature of products/services, nature of production process, type/class of customer, distribution methods and nature of regulatory environment. The Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, OEM laser components, scientific research, biotechnology, medical OEM's, advanced packaging and interconnect, thermal imaging, printing and reprographics. The Lambda Physik segment focuses on markets including lasers for the production of flat panel displays, lithography, GPS systems, mobile telephones, ink jet printers, automotive, environmental research, refractive surgery, scientific research, medical OEM's, materials processing and micro-machining applications.

        Our Chief Executive Officer and Chief Financial Officer have been identified as the chief operating decision makers (CODMs) for SFAS No. 131 purposes as they assess the performance of the business units and decide how to allocate resources to the business units. Pretax income from continuing operations is the measure of profit and loss that our CODMs use to assess performance and make decisions. Pretax income from continuing operations represents the sales less the cost of sales and direct operating expenses incurred within the operating segments. In addition, our corporate expenses, except for administrative costs previously allocated to our discontinued Medical segment, depreciation of corporate assets and general legal expenses, are allocated to the operating segments and are included in the results below. Corporate expenses not allocated to the groups (administrative costs previously allocated to our discontinued Medical segment, depreciation of corporate assets and general legal expenses) are included in Corporate and Other in the reconciliation of operating results. Furthermore, the write-down of our Lumenis investment, interest expense, interest income and the gain on the sale of real estate are included in Corporate and Other in the reconciliation of operating results.

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

Reportable Segments

        Information on reportable segments as of and for the years ended September 30, 2002, 2001 and 2000 is as follows (in thousands, except headcount):

2002	Electro- Optics	Lambda Physik	Corporate and Other	Total
Net Sales	$307,622	$89,702		$397,324
Intersegment Net Sales	193	1,184		1,377
Gross Profit	128,393	32,877	$(264)	161,006
Research & Development	39,800	12,813		52,613
Impairment Loss on Equipment	11,015			11,015
Selling, General & Administrative	73,692	18,165	2,257	94,114
Intangibles Amortization	2,251	1,176		3,427

Total Operating Expenses	126,758	32,154	2,257	161,169
Income (Loss) from Continuing Operations Before Income Taxes, Including Tax-Effected Minority Interest	1,585	(900)	(98,694)	(98,009)
Depreciation & Amortization	18,117	7,003	2,385	27,505
Capital Expenditures	30,120	4,008	5,802	39,930
Net Trade Receivables	57,033	19,445		76,478
Net Inventories	52,796	36,422		89,218
Net Property & Equipment	$130,841	$27,782	$13,378	$172,001
Headcount	1,720	384	86	2,190
2001	Electro- Optics	Lambda Physik	Corporate and Other	Total
Net Sales	$356,830	$121,115		$477,945
Intersegment Net Sales	910	1,217		2,127
Gross Profit	162,707	36,452	$614	199,773
Research & Development	38,445	14,516		52,961
In-process Research and Development	2,400	71		2,471
Selling, General & Administrative	74,435	20,807	9,504	104,746
Intangibles Amortization	3,613	1,649		5,262

Total Operating Expenses	118,893	37,043	9,504	165,440
Income (Loss) from Continuing Operations Before Income Taxes, Including Tax-Effected Minority Interest	43,305	(492)	(172)	42,641
Depreciation & Amortization	16,063	7,730	1,804	25,597
Capital Expenditures	70,153	18,948	5,422	94,523
Net Trade Receivables	62,377	28,311		90,688
Net Inventories	68,471	39,534	(25)	107,980
Net Property & Equipment	$129,511	$29,110	$9,915	$168,536
Headcount	1,831	448	93	2,372

2000	Electro- Optics	Lambda Physik	Corporate and Other	Total
Net Sales	$290,236	$93,747		$383,983
Intersegment Net Sales	8,180	1,188		9,368
Gross Profit	136,958	39,325	$1	176,284
Research & Development	28,365	12,297		40,662
Selling, General & Administrative	66,189	16,389	6,820	89,398
Intangibles Amortization	2,875	154		3,029

Total Operating Expenses	97,429	28,840	6,820	133,089
Income from Continuing Operations Before Income Taxes, Including Tax-Effected Minority Interest	38,889	7,895	50,084	96,868
Depreciation & Amortization	13,322	3,153	660	17,135
Capital Expenditures	22,381	8,988	3,312	34,681
Net Trade Receivables	51,269	22,206	(122)	73,353
Net Inventories	54,124	30,866	(25)	84,965
Net Property & Equipment	$74,615	$15,645	$6,191	$96,451
Headcount	1,688	363	94	2,145

Geographic Information

        Our foreign operations consist primarily of sales offices and manufacturing facilities in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the last three years ending September 30, 2002 is based on the location of the end customer. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of each year.

        Sales to unaffiliated customers are as follows (in thousands):

	2002	2001	2000
SALES
United States	$159,247	$213,365	$155,619
Japan	93,697	101,797	82,770
Europe, other	66,024	74,973	72,576
Germany	44,401	50,873	42,871
Rest of World	17,462	20,677	17,189
Asia-Pacific, other	16,493	16,260	12,958

Total Sales	$397,324	$477,945	$383,983

        For the years ended September 30, 2002, 2001 and 2000, no one customer accounted for 10% or more of total net sales.

        Long-lived assets, principally property and equipment, by geographic region are as follows (in thousands):

	2002	2001	2000
LONG-LIVED ASSETS
United States	$137,913	$145,728	$88,006
Germany	31,462	30,916	16,302
Europe, other	28,802	21,059	10,985
Asia-Pacific	1,866	2,089	2,093

Total Long-lived Assets	$200,043	$199,792	$117,386

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

16. COMPREHENSIVE INCOME (LOSS)

        The following summarizes activity in accumulated comprehensive income (loss) related to derivatives, net of tax, held by us (in thousands):

Balance, October 1, 2000	$—
Cumulative effect of adopting SFAS No. 133	(275)
Changes in fair value of derivatives	537
Net gains reclassified from OCI	(215)

Balance, September 30, 2001	47
Changes in fair value of derivatives	(370)
Net losses reclassified from OCI	85

Balance, September 30, 2002	$(238)

        Accumulated other comprehensive income (net of tax) at September 30, 2002 is comprised of accumulated translation adjustments of $2,021, net loss on derivative instruments of ($238) and unrealized gain on available-for-sale securities of $577, respectively. Accumulated other comprehensive income (net of tax) at September 30, 2001 is comprised of accumulated translation adjustments of ($3,331), net gain on derivative instruments of $47 and unrealized loss on investments of ($10,141), respectively.

17. SUBSEQUENT EVENTS

        On November 6, 2002, we decided to terminate the activities of our Coherent Telecom Actives Group (CTAG), an operating segment that had been aggregated with our Photonics Group in our Electro-Optics reportable segment. Based on new market information and insights and the status of our development projects at CTAG obtained subsequent to September 30, 2002, we determined that our return on investment for at least the next several years would have been unsatisfactory and, therefore, additional investments were no longer justified. In connection with our CTAG operating segment, we expect to record an estimated after-tax restructuring and impairment charge of $8.0 to $10.0 million ($13.0 to $15.0 million before income taxes) in the first quarter of fiscal 2003. The charge results primarily from the write-down of equipment to net realizable value, an accrual for the estimated contractual obligation for lease and other facility costs of the building, in San Jose, formerly occupied by CTAG and the write-down of our option to purchase Picometrix, Inc.

        On November 22, 2002, we terminated our option to purchase Picometrix (see Note 4) and, as a result, the note is payable to us in full on May 26, 2003.

        On December 6, 2002, we acquired Molectron Detector, Inc. (Molectron) of Portland, Oregon for approximately $11.5 million in cash. Molectron designs and manufactures laser test and measurement equipment used across all photonics-based applications and markets. The acquisition will enable us to leverage Molectron's well-regarded power and energy management products into our next generation products in both the scientific and commercial markets. The acquisition will be accounted for as a purchase and, accordingly, we will preliminarily record the $9.0 to $10.0 million excess of the purchase price over the fair value of net assets acquired as goodwill and other intangibles.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data for the years ended September 30, 2002, 2001 and 2000 has been restated to account for the discontinued Medical segment and is as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
YEAR ENDED SEPTEMBER 30, 2002:
Net sales	$96,619	$98,649	$95,932	$106,124
Gross profit	42,020	39,992	38,509	40,485
Net income (loss)	2,730	3,007	(81,130)	6,425
Net income (loss) per diluted share	0.09	0.10	(2.81)	0.22
Net income (loss) per basic share	0.10	0.10	(2.81)	0.22

YEAR ENDED SEPTEMBER 30, 2001:
Net sales	$111,929	$129,603	$120,913	$115,500
Gross profit	51,464	57,862	55,324	35,123
Net income (loss)	12,153	14,653	74,019	(75)
Net income (loss) per diluted share	0.43	0.51	2.56	0.00
Net income (loss) per basic share	0.45	0.53	2.66	0.00

YEAR ENDED SEPTEMBER 30, 2000:
Net sales	$84,411	$91,671	$99,676	$108,225
Gross profit	38,485	42,588	45,905	49,306
Net income	6,673	8,403	9,897	44,964
Net income per diluted share	0.26	0.31	0.36	1.57
Net income per basic share	0.27	0.34	0.39	1.71

VALUATION AND QUALIFYING ACCOUNTS
For Years Ended September 30, 2002, 2001 and 2000
(In thousands)

	Balance at Beginning of Period	Addition Charged to Costs and Expenses	Deductions from Reserves(1)	Balance at End of Period
YEAR ENDED SEPTEMBER 30, 2002:
Accounts receivable allowances	$4,794	$1,811	$(2,567)	$4,038
Warranty	11,519	6,661	(9,685)	8,495
YEAR ENDED SEPTEMBER 30, 2001:
Accounts receivable allowances	$3,553	$2,894	$(1,653)	$4,794
Warranty	9,590	14,861	(12,932)	11,519
YEAR ENDED SEPTEMBER 30, 2000:
Accounts receivable allowances	$2,240	$5,063	$(3,750)	$3,553
Warranty	7,028	11,948	(9,386)	9,590

(1)
Reductions from the reserves are for the purpose for which the reserves were created.

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K Annual Report

Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2002

COHERENT, INC.
EXHIBITS

INDEX TO EXHIBITS

Sequentially Exhibit Number	Exhibit
3.2	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc.
10.13	Coherent, Inc. Management Transition Agreement by and between Coherent, Inc. and Bernard J. Couillaud.
10.14	Coherent, Inc. Management Transition Agreement by and between Coherent, Inc. and Robert J. Quillinan.
21.1	Subsidiaries
23.1	Consent of Deloitte & Touche LLP
23.2	Independent Auditors' Consent—Arthur Andersen Wirtschaftsprüfungsgesellschaft Steuerberatungsgesellschaft mbH
99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND FORM 8-K REPORTS
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT AUDITORS
COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except par value)
COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years ended September 30, 2002, 2001 and 2000 (In thousands)
COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands)
COHERENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
VALUATION AND QUALIFYING ACCOUNTS For Years Ended September 30, 2002, 2001 and 2000 (In thousands)
INDEX TO EXHIBITS