Form 10-K/A
period 2002-09-28
COHERENT INC
filed 2003-02-03
CIK 21510

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

Common Stock, $.01 par value per share
Common Stock Purchase Rights
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of January 30, 2003, 29,245,480 shares of Common Stock were outstanding. The aggregate market value of the voting shares (based upon the closing price reported by the Nasdaq National Market on January 30, 2003) of Coherent, Inc., held by nonaffiliates was $416,811,155. For purposes of this disclosure, shares of Common Stock held by persons who own 5% or more of the outstanding Common Stock and shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

        None.

* Please see the Explanatory Note below.

EXPLANATORY NOTE

        This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002. This Form 10-K/A is filed with the Securities and Exchange Commission (the "Commission") solely for the purpose of including information that was to be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Registrant did not file its proxy statement within 120 days of its fiscal year ended September 28, 2002 and is therefore amending and restating the following items contained herein in their entirety.

PART III

Item 10. Directors and Executive Officers of the Company

Directors

        The names of the directors of the Company and certain information about them are set forth below.

Name of Director	Age	Director Since	Principal Occupation
John R. Ambroseo, PhD	41	2002	President and Chief Executive Officer of the Company
Bernard J. Couillaud, PhD	58	1996	Chairman of the Board of Directors
Henry E. Gauthier (1)(3)	62	1983	Vice Chairman of the Board of Directors
Charles W. Cantoni (2)(3)	67	1983	Owner, Cantoni Consulting
Frank P. Carrubba, PhD (2)(3)	65	1989	Retired Chief Technical Officer, Phillips Electronics N.V.
John H. Hart (1)(2)	56	2000	Retired Sr. Vice President and Chief Technical Officer, 3Com Corporation
Jerry E. Robertson, PhD (1)(2)	70	1994	Retired Executive Vice President, Life Sciences Sector and Corporate Services Division, 3M
Robert J. Quillinan	55	2001	Executive Vice President, Mergers and Acquisitions of the Company

(1)
Member of the Compensation Committee.

(2)
Member of the Audit Committee.

(3)
Member of the Nominating Committee

        Except as set forth below, each of the nominees has been engaged in his principal occupation set forth above during the past five years. There is no family relationship between any director or executive officer of the Company. Refer to "Officers" for information relating to Dr. Ambroseo and Mr. Quillinan.

        Dr. Couillaud has served as Chairman of the Board of Directors since October 2002. He served as Coherent Inc.'s President and Chief Executive Officer, and as a member of the Board of Directors from July 1996 through September 2002. He served as Vice President and General Manager of Coherent Laser Group from March 1992 to July 1996. From July 1990 to March 30, 1992, he served as Manager of the Advanced Systems Business Unit, and from September 1987 to 1990, he served as Director of Research and Development for the Coherent Laser Group. From November 1983, when he joined Coherent, to September 1987, Dr. Couillaud held various managerial positions. Dr. Couillaud received his PhD in Chemistry from Bordeaux University, Bordeaux, France.

        Mr. Gauthier has served as Vice Chairman of the Board of Directors since October 2002. He served as Chairman of the Board of Directors from 1997 to October 2002.

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

        Dr. Carrubba retired from Phillips Electronics, N.V. in 1997. Mr. Carrubba serves as a member of the Board of Directors of Exar Corporation.

        Mr. Hart retired from 3Com Corporation in September 2000. From September 2000 until September 2001 he was a Fellow at 3Com. Mr. Hart serves on the Board of Directors of PLX Technologies, Inc.

        Dr. Robertson retired from 3M in 1994. He is a member of the Board of Directors of Steris Corporation and Choice Hotels International.

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

        Dr. Ambroseo has served as our President and Chief Executive Officer and as a Director since October 2002. Dr. Ambroseo served as our Chief Operating Officer from June 2001 through September 2002. Dr. Ambroseo has served as our Executive Vice President and as President and General Manager of the Coherent Photonics Group since September 2000. From September 1997 to September 2000, Dr. Ambroseo served as our Executive Vice President and as President and General Manager of the Coherent Laser Group. From March 1997 to September 1997, Dr. Ambroseo served as our Scientific Business Unit Manager. From August 1988, when Dr. Ambroseo joined us, until March 1997, he served as a Sales Engineer, Product Marketing Manager, National Sales Manager and Director of European Operations. Dr. Ambroseo received his PhD in Chemistry from the University of Pennsylvania.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received by the Company, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, during fiscal 2002, its officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements.

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

Summary Compensation Table

Name	Year	Salary ($)		Bonus ($)	Awards Options (#)	All Other Compensation ($)
Bernard J. Couillaud, PhD President and Chief Executive Officer	2002 2001 2000	$520,000 495,078 422,503		$197,949 658,432 519,459	50,000 200,000 110,000	$36,720 31,738 30,064	(1)
John R. Ambroseo, PhD Executive Vice President and Chief Operating Officer	2002 2001 2000	$380,016 335,400 267,887		$117,781 390,682 350,074	257,500 150,000 58,000	$22,191 16,683 12,461	(2)
Robert J. Quillinan Executive Vice President, Mergers and Acquisitions	2002 2001 2000	$286,571 284,634 243,279		$109,362 233,666 202,731	25,000 70,000 36,000	$20,213 15,920 15,290	(3)
Vittorio Fossati-Bellani, PhD Executive Vice President, President and General Manager Coherent Telecom-Actives Group	2002 2001 2000	$280,010 266,547 223,275		$60,479 228,835 217,498	50,000 75,000 41,000	$19,481 15,004 13,455	(4)
Kevin McCarthy Executive Vice President and Chief Information Officer	2002 2001 2000	$223,864 235,690 120,993	(6)	$45,342 161,089 31,312	25,000 15,000 40,000	$10,319 2,328 199	(5)

(1)
Includes $31,612 contributed by the Company under defined contribution plans and $5,108 in life insurance benefits.

(2)
Includes $21,924 contributed by the Company under defined contribution plans and $267 in life insurance benefits.

(3)
Includes $18,001 contributed by the Company under defined contribution plans and $2,212 in life insurance benefits.

(4)
Includes $17,127 contributed by the Company under defined contribution plans and $2,354 in life insurance benefits.

(5)
Includes $9,576 contributed by the Company under defined contribution plans and $743 in life insurance benefits.

(6)
Includes $8,786 compensation related to relocation.

Stock Option Grants and Exercises

        The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options granted during the fiscal year ended September 28, 2002.

Option Grants in Last Fiscal Year

	Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees In Fiscal Year(2)
Name			Exercise Price ($/sh)	Expiration Date
					5% ($)	10% ($)
Bernard J. Couillaud, PhD	50,000	4.03	$30.92	4/25/08	$525,788	$1,192,833
John R. Ambroseo, PhD	257,500	20.73	$30.92	4/25/08	$2,707,807	$6,143,092
Robert J. Quillinan	25,000	2.01	$30.92	4/25/08	$262,894	$596,417
Vittorio Fossati-Bellani, PhD	50,000	4.03	$30.92	4/25/08	$525,788	$1,192,833
Kevin McCarthy	25,000	2.01	$30.92	4/25/08	$262,894	$596,417

        During the past fiscal year, the Company entered into management transition agreements with Bernard Couillaud and Robert Quillinan that amended the terms of certain stock options. (Please see Exhibits 10.13 and 10.14, respectively, to the Company's Report on Form 10-K for the year ended September 28, 2002, filed with the Securities and Exchange Commission).

        Under the terms of Dr. Couillaud's agreement, he was granted the right to exercise his stock options vesting on February 1, 2003 (72,000 shares exercisable at $49.875 per share) until February 1, 2006 even if his employment with the Company is terminated prior to that date, provided that this period shall be reduced to 90 days from the date (i) the Company determines Dr. Couillaud has engaged in activities constituting "Cause" under Section 4(b) of his agreement prior to February 1, 2006 or (ii) Dr. Couillaud voluntarily terminates his employment with the Company if such date is prior to September 30, 2003. With respect to his stock options vesting on February 1, 2004 (38,000 shares exercisable at $49.875 per share) and April 1, 2004 (200,000 shares at $32.50 per share) he was granted the right to exercise the options until March 5, 2005, even if Dr. Couillaud's employment with the Company is terminated prior to that date, provided that the Company shall be entitled to cancel these options, repurchase the stock issued upon their exercise for the exercise price, or recapture the net proceeds received upon their exercise and sale if (i) the Company determines Dr. Couillaud has engaged in activities constituting "Cause" under Section 4(b) of his agreement prior to March 5, 2005 or (ii) Dr. Couillaud voluntarily terminates his employment with the Company prior to September 30, 2003.

        Under the terms of Mr. Quillinan's agreement, he was granted the right to exercise his stock options vesting on February 1, 2003 (25,000 shares exercisable at $49.875 per share) until February 1, 2006 even if his employment with the Company is terminated prior to that date, provided that this period shall be reduced to 90 days from the date (i) the Company determines Mr. Quillinan has engaged in activities constituting "Cause" under Section 4(b) of his agreement prior to February 1, 2006 or (ii) Mr. Quillinan voluntarily terminates his employment with the Company if such date is prior to April 30, 2003. With respect to his stock options vesting on February 1, 2004 (10,000 shares exercisable at $49.875 per share) and April 1, 2004 (70,000 shares at $32.50 per share) he was granted the right to exercise the options until March 5, 2005, even if Mr. Quillinan's employment with the Company is terminated prior to that date, provided that the Company shall be entitled to cancel these options, repurchase the stock issued upon their exercise for the exercise price, or recapture the net proceeds received upon their exercise and sale if (i) the Company determines Mr. Quillinan has engaged in activities constituting "Cause" under Section 4(b) of his agreement prior to March 5, 2005 or (ii) Mr. Quillinan voluntarily terminates his employment with the Company prior to April 30, 2003.

        Except as set forth above, Dr. Couillaud's and Mr. Quillinan's stock options to purchase Coherent stock are governed by the provisions of the applicable option agreements by and between Dr. Couillaud, Mr. Quillinan and Coherent, respectively.

(1)
The Company's 1987 Stock Option Plan, 1995 Stock Plan and 2001 Stock Plan (collectively the "Option Plans") provide for the grant of options and stock purchase rights to officers, employees and consultants of the Company. Options granted under the Option Plans may be either "nonstatutory options" or "incentive stock options." The exercise price is determined by the Board of Directors or its Compensation Committee and, in the case of incentive stock options, may not be less than 100% of the fair market value of the Common Stock on the date of grant (110% in the case of grants to 10% shareholders). The options expire not more than six years from the date of grant and may be exercised only while the optionee is employed by the Company or within such period of time after termination of employment as is determined by the Board or its Committee at the time of grant. The Board of Directors may determine when options granted may be exercisable.

(2)
The Company granted options to purchase an aggregate of 694,675 to all employees other than executive officers and granted options to purchase an aggregate of 547,500 shares to all executive officers as a group (8 persons), during fiscal 2002.

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

        The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options exercised during the fiscal year ended September 28, 2002 and the value of unexercised options at such date.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options/SARs at September 28, 2002 (#)(2)
					Value of Unexercised In-the-Money Options at September 28, 2002 ($)(3)
Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bernard J. Couillaud, PhD	30,000	$140,310	460,000	122,000	$1,560,285	$0
John R. Ambroseo, PhD	35,000	$747,488	41,230	450,500	$66,990	$0
Robert J. Quillinan	7,016	$63,126	150,000	51,000	$406,395	$0
Vittorio Fossati-Bellani, PhD	0	—	18,000	166,000	$54,810	$0
Kevin McCarthy	0	—	20,000	60,000	$0	$0

(1)
The value realized is calculated based on the sale price of the Company's Common Stock as reported by the Nasdaq National Market on the date of exercise minus the exercise price of the option, and does not necessarily indicate that the optionee sold such stock.

(2)
The Company has not granted any stock appreciation rights and its stock plans do not provide for the granting of such rights.

(3)
The market value of underlying securities is based on the difference between the closing price of the Company's Common Stock on September 28, 2002 of $18.92 (as reported by Nasdaq National Market) and the exercise price.

Director Compensation

        In fiscal year 2002, members of the Board of Directors who were not employees of the Company received $16,000 plus $1,500 per meeting attended plus $750 per committee meeting attended. Effective April 1, 2002, the Chairman of the Audit Committee is paid $1,500 per committee meeting attended. All members of the Board of Directors who were not employees of the Company were reimbursed for their expenses incurred in attending such meetings.

        The Company's 1990 Directors' Stock Option Plan (the "Directors' Option Plan") was adopted by the Board of Directors on December 8, 1989 and was approved by the stockholders on March 29, 1990. The Directors' Option Plan was amended by the Board of Directors on January 25, 1996, and the amendment was approved by the stockholders on March 20, 1996. The Directors' Option Plan terminated on December 8, 1999 and no further options will be granted under this plan. The Directors' Option Plan provided for the automatic and non-discretionary grant of a non-statutory stock options to purchase 20,000 shares of the Company's Common Stock to each non-employee director on the later of the effective date of the Directors' Option Plan or the date on which such person became a director. Thereafter, during the term of the Directors' Option Plan, each non-employee director was automatically granted a non-statutory stock option to purchase 5,000 shares of Common Stock on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director was reelected to serve on the Board of Directors, if, on such date, he or she had served on the Board of Directors for at least three months. Such plan provided that the exercise price shall be equal to the fair market value of the Common Stock on the date of grant of the options.

        Two non-employee directors each have been granted options to purchase 65,000 shares of the Company's Common Stock under the Directors' Option Plan at a weighted average exercise price of $11.62 per share. One non-employee director has been granted options to purchase 45,000 shares of the Company's Common Stock under such plan at a weighted average exercise price of $13.73 per share. One non-employee director has been granted options to purchase 30,000 shares of the Company's Common Stock under such plan at a weighted average exercise price of $21.33 per share. As of the fiscal year ended September 28, 2002, options have been granted to purchase 295,000 shares under the Directors' Option Plan.

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

        Four non-employee directors have each been granted options to purchase 15,000 shares of the Company's Common Stock under such plan at a weighted average exercise price of $49.22. One non-employee director has been granted options to purchase 30,000 shares of the Company's Common Stock under such plan at a weighted average exercise price of $48.82 per share. As of the fiscal year ended September 28, 2002, options have been granted to purchase 95,000 shares under the 1998 Directors' Plan.

        The following table shows options granted to each director of the Company during the last fiscal year. All options were granted under the 1998 Directors' Plan, except for the options granted to Dr. Couillaud and Mr. Quillinan, which were granted under the Company's 1995 Stock Plan.

Option Grants to Directors During Last Fiscal Year

Name	Number of Options
Bernard J. Couillaud, PhD	50,000
Robert J. Quillinan	25,000
Henry E. Gauthier	5,000
Charles W. Cantoni	5,000
Frank P. Carrubba, PhD	5,000
John H. Hart	5,000
Jerry E. Robertson, PhD	5,000

        As of January 6, 2003, 190,000 shares of the Company's Common Stock had been issued on exercise of such options by non-employee directors. The following table shows, as to each non-employee director, information concerning options exercised under the Directors' Option Plan during the last fiscal year:

Option Exercises in Last Fiscal Year by Directors

Name	Shares Acquired On Exercise	Value Realized(1)
Charles W. Cantoni	2,000	$13,750
Frank P. Carrubba, PhD	5,000	$62,363
Henry E. Gauthier (2)	22,000	$304,425
John H. Hart	—	$0
Jerry E. Robertson, PhD	—	$0

(1)
The value realized is calculated based on closing price of the Company's Common stock as reported by the Nasdaq National Market on the date of exercise minus the exercise price and does not necessarily indicate that the optionee sold such stock.

(2)
Represents shares exercised under the Company's 1995 Stock Option Plan.

Other Employee Benefit Plans

Employee Retirement and Investment Plan and Supplementary Retirement Plan

        Effective January 1, 1979, the Company adopted the Coherent Employee Retirement and Investment Plan. Employees become eligible to participate upon their being hired by the Company. Under this plan, the Company will match employee contributions to the plan up to a maximum of 6% of the individual's employee earnings after one (1) year of service. The vesting schedule for the Company matching funds is as follows: employees with two (2) years but less than three (3) years of service are 20% vested, employees with three (3) years but less than four (4) years of service are 40% vested, employees with four (4) years but less than five (5) years of service are 80% vested, and employees with five (5) years or more of service are 100% vested. Effective as of 1985, the plan was amended and restated to conform the plan to new regulations and to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended to permit employees to make contributions to the plan from their pre-tax earnings.

        Effective January 1, 1990, the Company adopted the Supplementary Retirement Plan, which provides that certain senior management, may contribute income to a trust fund. The Company will match such contributions up to 6% of the participant's income. Such contributions are subject to the same vesting requirements as contributions made under the Employment Retirement and Investment Plan.

Variable Compensation Plan

        The Company's Variable Compensation Plan was designed to promote the growth and profitability of the Company by providing incentive compensation in keeping with targeted marketplace incentive rates to key employees who are critical to the attainment of the Company's business objectives. The plan provides for the payment of quarterly cash bonuses to participants based upon performance against pre-established goals for pre-tax profits, revenue and the management of the Company's assets. Minimal performance thresholds are established at the beginning of each fiscal year for the Company in general and for each business unit.

Productivity Incentive Plan

        Under the Company's Productivity Incentive Plan (the "Incentive Plan"), 450,000 shares of Common Stock were initially reserved, and as of the fiscal year ended September 28, 2002, 83,148 shares of Common Stock were available for issuance to employees of the Company and its designated subsidiaries who are customarily employed for at least twenty hours per week. The purpose of the Incentive Plan is to enhance an employee's proprietary interest in the Company and to create an incentive for the Company's success.

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

Employee Stock Purchase Plan

        The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the stockholders in 1980. A total of 4,575,000 shares of Common Stock have been reserved under the Purchase Plan, and as of the end of fiscal year 2002, 1,187,424 shares of Common Stock remained available for issuance thereunder. The Purchase Plan permits employees who are employed for at least twenty hours per to purchase Common Stock of the Company, through payroll deductions at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each six-month period. Payroll deductions may not exceed 10% of an employee's compensation. The Purchase Plan provides for two offerings during each fiscal year, each having a duration of six months.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth as of January 30, 2003 certain information with respect to the beneficial ownership of the Company's Common Stock by (i) any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each director and each nominee for director to the Company, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all executive officers and directors of the Company as a group.

Name and Address	Number of Shares(1)	Percent of Total
Oppenheimer Funds, Inc.(2) 777 Central Blvd. Carlstadt, NJ 07072	3,100,000	10.60%
PRIMECAP Management(3) 225 S. Lake Ave, #400 Pasadena, CA 91101	2,320,000	7.93%
Franklin Advisers, Inc.(4) 777 Mariners Blvd. San Mateo, CA 94404	2,312,554	7.91%
Bernard, J. Couillaud, PhD(5)	612,718	2.10
John Ambroseo, PhD(6)	116,560	*
Robert J. Quillinan(7)	166,079	*
Vittorio Fossati-Bellani, PhD(8)	58,532	*
Kevin McCarthy(9)	21,188	*
Charles W. Cantoni(10)	15,000	*
Frank Carrubba(11)	30,000	*
Henry E. Gauthier(12)	88,330	*
John H. Hart(13)	10,000	*
Jerry Robertson(14)	36,500	*
All directors and executive officers as a group (13 persons)(15)	1,289,260	4.27%

*
Represents less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, each share of Coherent Common Stock subject to options held by that person that will be exercisable on or before March 31, 2003, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Based on Schedule 13F as filed with the SEC by Oppenheimer funds, Inc. as of September 30, 2002.

(3)
Based on Schedule 13F as filed with the SEC by PRIMECAP Management Company as of September 30, 2002.

(4)
Based on Schedule 13F as filed with the SEC by Franklin Advisors, Inc. as of as of September 30, 2002.

(5)
Includes 532,000 shares issuable upon exercise of options held by Dr. Couillaud which are currently exercisable or will become exercisable within 60 days of January 30, 2003.

(6)
Includes 77,230 shares issuable upon exercise of options held by Dr. Ambroseo which are currently exercisable or will become exercisable within 60 days of January 30, 2003.

(7)
Includes 154,000 shares issuable upon exercise of options held by Mr. Quillinan which are currently exercisable or will become exercisable within 60 days of January 30, 2003.

(8)
Includes 44,000 shares issuable upon exercise of options held by Dr. Vittorio Fossati-Bellani which are currently exercisable or will become exercisable within 60 days of January 30, 2003.

(9)
Includes 20,000 shares issuable upon exercise of options held by Mr. McCarthy which are currently exercisable or will become exercisable within 60 days of January 30, 2003.

(10)
Includes 10,000 shares issuable upon exercise of options held by Mr. Cantoni which are currently exercisable or will become exercisable within 60 days of January 30, 2003.

(11)
Includes 10,000 shares issuable upon exercise of options held by Dr. Carrubba which are currently exercisable or will become exercisable within 60 days of January 30, 2003.

(12)
Includes 25,000 shares issuable upon exercise of options held by Mr. Gauthier which are currently exercisable or will become exercisable within 60 days of January 30, 2003.

(13)
Includes 10,000 shares issuable upon exercise of options held by Mr. Hart which are currently exercisable or will become exercisable within 60 days of January 30, 2003.

(14)
Includes 5,000 shares issuable upon exercise of options held by Dr. Robertson which are currently exercisable or will become exercisable within 60 days of January 30, 2003.

(15)
Includes an aggregate of 974,230 options which are currently exercisable or will become exercisable within 60 days of January 30, 2003.

Item 13. Certain Relationships and Related Transactions

        The following table sets forth information with respect to all executive officers of the Company who had indebtedness outstanding during the past fiscal year. This indebtedness arose as a result of the delivery of promissory notes in connection with the exercise of stock options.

Name	New Loans During 2002(1)	Interest Rates	Maturity Date(s)	Largest Amount Outstanding During 2002	Balance at September 28, 2002
John Ambroseo, PhD	$541,017	4.75%	1/25/07	$541,017	$541,017
Bernard Couillaud, PhD	$774,306	4.75-8.50%	3/1/04-4/26/07	$1,118,755	$1,118,755
Vittorio Fossati-Bellani, PhD	$77,649	6.50%	8/31/06	$77,649	$77,649
Scott Miller	—	4.83-6.71%	3/1/04-5/24/05	$608,609	$608,609
Robert Quillinan	$162,506	4.75%	2/27/07	$162,506	$162,506

(1)
These loans were entered into prior to the effective date of Section 402 of the Sarbanes-Oxley Act of 2002.

        All promissory notes are full recourse and are secured by the shares of Common Stock of the Company issued upon exercise of the options. Interest is paid annually.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND FORM 8-K REPORTS

        Exhibits.    Item 15 is amended to add the following exhibits:

Exhibit Numbers
99.3	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of January 2003.

COHERENT, INC.
By:	/s/ HELENE SIMONET Helene Simonet Executive Vice President & Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K on Form 10-K/A has been signed below by the following persons on January 31, 2003 on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title
* John Ambroseo, PhD	Director, President & Chief Executive Officer (Principal Executive Officer)
/s/ HELENE SIMONET Helene Simonet	Executive Vice President & Chief Financial Officer
* Bernard J. Couillaud, PhD	Director, Chairman of the Board
* Henry E. Gauthier	Director, Vice Chairman of the Board
* Charles W. Cantoni	Director
* Frank P. Carrubba, PhD	Director
* John H. Hart	Director
* Robert J. Quillinan	Director
* Jerry E. Robertson, PhD	Director

*By:	/s/ HELENE SIMONET Helene Simonet Attorney-in-Fact

CERTIFICATIONS

I, John R. Ambroseo, certify that:

  1.
  I have reviewed this annual report on Form 10-K, as amended, of Coherent, Inc.;

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

        Date: January 31, 2003

By:	/s/ JOHN R. AMBROSEO John R. Ambroseo President and Chief Executive Officer

I, Helene Simonet, certify that:

  1.
  I have reviewed this annual report on Form 10-K, as amended, of Coherent, Inc.;

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

        Date: January 31, 2003

By:	/s/ HELENE SIMONET Helene Simonet Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit
99.3	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

EXPLANATORY NOTE
PART III
  Item 10. Directors and Executive Officers of the Company
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND FORM 8-K REPORTS
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS