Form 10-Q
period 2002-12-28
COHERENT INC
filed 2003-02-11
CIK 21510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2002

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, at January 30, 2003 was 29,245,280 shares.

COHERENT, INC.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	THREE MONTHS ENDED
	December 28, 2002	December 29, 2001

NET SALES	$102,030	$96,619
COST OF SALES	61,587	54,599
GROSS PROFIT	40,443	42,020
OPERATING EXPENSES:
Research and development	11,672	13,928
Selling, general and administrative	23,664	22,719
Restructuring and other charges	20,059
Intangibles amortization	835	908
TOTAL OPERATING EXPENSES	56,230	37,555
INCOME (LOSS) FROM OPERATIONS	(15,787)	4,465
OTHER INCOME (EXPENSE):
Interest and dividend income	1,897	2,338
Interest expense	(1,084)	(1,488)
Foreign exchange loss	(311)	(548)
Write-down of Lumenis investment	(10,212)
Other - net	(59)	(520)
TOTAL OTHER INCOME (EXPENSE), NET	(9,769)	(218)
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(25,556)	4,247
PROVISION (BENEFIT) FOR INCOME TAXES	(5,350)	1,372
INCOME (LOSS) FROM OPERATIONS BEFORE MINORITY INTEREST	(20,206)	2,875
MINORITY INTEREST IN SUBSIDIARIES’ EARNINGS	(277)	(145)
NET INCOME (LOSS)	$(20,483)	$2,730

NET INCOME (LOSS) PER SHARE:
Basic	$(0.70)	$0.10
Diluted	$(0.70)	$0.09

SHARES USED IN COMPUTATION:
Basic	29,134	28,511
Diluted	29,134	29,079

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	December 28, 2002	September 28, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$112,002	$131,018
Short-term investments	127,930	133,940
Accounts receivable—net of allowances of $4,499 and $4,038, respectively	80,898	76,478
Inventories	94,199	89,218
Prepaid expenses and other assets	46,024	39,286
Deferred tax assets	65,372	55,883
TOTAL CURRENT ASSETS	526,425	525,823
PROPERTY AND EQUIPMENT	267,967	277,505
ACCUMULATED DEPRECIATION AND AMORTIZATION	(113,976)	(105,504)
Property and equipment—net	153,991	172,001
GOODWILL—net of accumulated amortization of $10,644	34,775	31,600
OTHER ASSETS	77,458	74,833
	$792,649	$804,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$13,900	$14,811
Current portion of long-term obligations	7,781	14,887
Accounts payable	13,919	13,757
Income taxes payable	541	1,274
Other current liabilities	58,017	53,478
TOTAL CURRENT LIABILITIES	94,158	98,207
LONG-TERM OBLIGATIONS	43,664	43,345
OTHER LONG-TERM LIABILITIES	60,741	55,860
MINORITY INTEREST IN SUBSIDIARIES	49,336	49,602
STOCKHOLDERS’ EQUITY:
Common stock, par value $.01:
Authorized—500,000 shares Outstanding—29,241 shares and 29,042 shares, respectively	291	289
Additional paid-in capital	287,343	284,182
Notes receivable from stock sales	(1,859)	(2,045)
Accumulated other comprehensive income	7,001	2,360
Retained earnings	251,974	272,457
TOTAL STOCKHOLDERS’ EQUITY	544,750	557,243
	$792,649	$804,257

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	THREE MONTHS ENDED
	December 28, 2002	December 29, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20,483)	$2,730
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchases of short-term trading investments	(89,369)	(19,424)
Proceeds from sales of short-term trading investments	84,243	26,600
Write-down of Lumenis investment	10,212
Write-down of notes receivable from Picometrix	3,723
Restructuring and impairment charges	16,438
Depreciation and amortization	6,937	5,480
Intangibles amortization	835	908
Deferred income taxes	(11,255)	(2,293)
Other	523	634
Changes in operating assets and liabilities	(1,601)	(3,498)
Net Cash Provided By Operating Activities	203	11,137
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,848)	(13,300)
Proceeds from dispositions of property and equipment	826	733
Acquisition of business, net of cash acquired	(11,364)
Other - net	978	1,340
Net Cash Used For Investing Activities	(15,408)	(11,227)
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings	288	8
Long-term debt payments	(8,583)	(358)
Short-term borrowings	676	3,963
Short-term repayments	(2,364)	(1,467)
Cash overdrafts increase (decrease)	786	(1,167)
Sales of shares under employee stock plans	2,921	4,201
Collection of notes receivable from stock sales	186	66
Net Cash Provided By (Used for) Financing Activities	(6,090)	5,246
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,279	(397)
Net increase (decrease) in cash and cash equivalents	(19,016)	4,759
Cash and cash equivalents, beginning of period	131,018	77,409
CASH AND CASH EQUIVALENTS, END OF PERIOD	$112,002	$82,168

NONCASH INVESTING AND FINANCING ACTIVITIES:
Tax benefit from stock option exercises	$200	$225

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                          BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), consistent with those reflected in our Annual Report to stockholders on Form 10-K for the year ended September 28, 2002.  All adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

Certain prior period amounts have been reclassified to conform to the current period presentation.  Such reclassification had no impact on net income (loss) or stockholders’ equity for any period presented.

2.                          DISCONTINUED OPERATIONS

On February 25, 2001, we entered into a definitive agreement to sell our Medical segment to Lumenis, Ltd. (formerly ESC Medical Systems Ltd.) and on April 30, 2001, we completed the sale of the Medical segment assets for cash of $100.0 million, notes receivable of $12.9 million and 5,432,099 shares of Lumenis common stock.  We estimated the total value of this consideration as $236.0 million as of the closing of the sale.  The agreement provided additional cash consideration up to $6.0 million if the actual net tangible assets sold are more than a predetermined amount and a note receivable reduction if the actual net tangible assets sold are less than a predetermined amount.  In June 2002, we reached a purchase price settlement with Lumenis, resulting in a gain of $1.9 million (net of income taxes of $1.2 million), which was included in results of discontinued operations in fiscal 2002.  In addition, the agreement provides a future earnout payment of up to $25.0 million based on the future sales of certain Medical laser and light-based products through December 31, 2004.

The face value of the note received is $12.9 million, bearing interest of 5% payable semi-annually over its 18 month term and was due on October 30, 2002.  At April 30, 2001, we recorded the note at its fair value of $11.6 million and amortized the discount to interest income over the term of the note. In October 2002, we renegotiated the terms of our note receivable from Lumenis (see Note 10). The Lumenis common stock received is unregistered and its trading is subject to restrictions under Rule 144 of the Securities Act of 1933 and other contractual restrictions as defined in the definitive agreement.  At April 30, 2001, we estimated the value of the Lumenis stock at $124.4 million.  (See Note 5 concerning the subsequent write-down of this investment.)

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

3.                          ACQUISITIONS

On December 6, 2002, we acquired Molectron Detector, Inc. (Molectron) of Portland, Oregon for approximately $11.5 million in cash.  Molectron designs and manufactures laser test and measurement equipment used across all photonics-based applications and markets.  The acquisition was accounted for as a purchase and, accordingly, we recorded $3.2 million as goodwill and $6.1 million as other intangibles for the excess of the purchase price over the fair value of net tangible assets acquired. The other intangibles, principally existing technology, customer base and trade name, are amortized over the estimated useful lives of 1 to 10 years.  Pro forma results of operations have not been presented because the effects of this acquisition were not material to our consolidated results of operations.

4.                          REVENUE RECOGNITION

We recognize revenue in accordance with SAB 101, “Revenue Recognition”. Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is probable. Delivery is generally considered to have occurred upon shipment.  Our products typically include a one-year warranty and the estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

We generally recognize product revenue at the time of delivery and, for certain products for which we perform product installation services, the cost of installation is generally accrued at the time product revenue is recognized.

Our sales to end-user customers, resellers and distributors typically do not have customer acceptance provisions and only certain of our OEM customer sales have customer acceptance provisions.  Customer acceptance is generally limited to performance under our published product specifications.  For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at our site or by the customer’s acceptance of the results of our testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.

The vast majority of our sales are made to original equipment manufacturers (OEMs), distributors and resellers and end-users in the non-scientific market.  Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where, for example, we have agreed to perform installation or provide training.  In those instances, we either defer revenue related to installation services until installation is completed or, if the installation services are inconsequential or perfunctory, we accrue installation costs at the time that product revenue is recognized.  We defer revenue on training services until training services are provided.

Sales to end-users in the scientific market typically require installation and, thus, involve post-delivery obligations, however our post-delivery installation obligations are not essential to the functionality of our products.  For a limited number of products or arrangements where management considers installation to be significant in comparison to the value of the product sold, we defer revenue related to installation services until completion of these services.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 28, 2002
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Cash and equivalents	$112,002			$112,002

Short-term investments:
Trading securities:
Commercial paper	3,087	3		3,090
Certificates of deposit	3,000	64		3,064
US government and agency obligations	44,859	566	(3)	45,422
Corporate notes and obligations	65,678	784	(49)	66,413
Total trading securities	116,624	1,417	(52)	117,989

Available-for-sale securities:
Corporate equity securities	9,941			9,941
Total available-for-sale securities	9,941			9,941

Short-term investments	126,565	1,417	(52)	127,930

Cash and short-term investments	$238,567	$1,417	$(52)	$239,932

	September 28, 2002
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Cash and equivalents	$131,018			$131,018

Short-term investments:
Trading securities:
Commercial paper	10,940	3		10,943
Certificates of deposit	3,000	46		3,046
US government and agency obligations	38,107	526	(15)	38,618
Corporate notes and obligations	59,656	665	(65)	60,256
Total trading securities	111,703	1,240	(80)	112,863

Available-for-sale securities:
Corporate equity securities	20,153	924		21,077
Total available-for-sale securities	20,153	924		21,077

Short-term investments	131,856	2,164	(80)	133,940

Cash and short-term investments	$262,874	$2,164	$(80)	$264,958

Debt securities are classified as trading securities.  Realized gains from debt securities were $28,000 and $84,000 for the three months ended December 28, 2002 and December 29, 2001, respectively.

The investments in corporate equity securities at December 28, 2002 and September 28, 2002 represent the fair value of our investment (5,432,099 shares) in Lumenis common stock and are classified as available-for-sale. The Lumenis common stock is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement. The unrealized gain (loss) on the investment was included in accumulated comprehensive income (loss).

In determining if and when a decline in the value of our Lumenis stock is other-than-temporary, as required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, management evaluates the length of time that the market value has been below cost, the severity of the decline relative to cost, current and expected future market conditions, the financial condition of Lumenis and other relevant criteria.  When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.  As of June 29, 2002 the market value of our investment in Lumenis had declined from our initial valuation of $124.4 million to $20.2 million.  This decline was deemed to be other-than-temporary and an impairment loss of $104.2 million ($79.2 million after income tax benefit of $25.0 million) was recognized in the quarter ended June 29, 2002. The $25.0 million in tax benefit related to the impairment loss in the quarter ended June 29, 2002 is net of a $16.6 million valuation allowance recorded against this capital loss deferred tax asset. As of December 28, 2002 the market value of our investment in Lumenis had declined to $9.9  million.  This decline was deemed to be other-than-temporary and an additional impairment loss of $10.2 million was recognized in the quarter ended December 28, 2002.  We recorded no net tax benefit related to the $10.2 million impairment loss as we recorded a $10.2 million valuation allowance against this capital loss deferred tax asset. Unrealized gains and losses from the new cost basis will be recorded in accumulated other comprehensive income (loss).  If the market value of the Lumenis stock continues to decline in the remainder of fiscal 2003 or beyond, we may recognize additional losses on this investment.

6.                          DERIVATIVES

Effective October 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133) as amended. The statement requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense).

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

For foreign currency forward contracts under SFAS No. 133, hedge effectiveness is measured by comparing the cumulative change in the hedged contract with the cumulative change in the hedged item, both of which are based on forward rates.  For foreign currency option contracts under SFAS No. 133, hedge effectiveness is asserted when the critical elements representing the total changes in the option’s cash flows continue to match the related elements of the hedged forecasted transaction.  Should discrepancies arise, effectiveness is measured by comparing the change in option value and the change in value of a hypothetical derivative mirroring the critical elements of the forecasted transaction.

The net derivative loss of $148,000 included in OCI as of December 28, 2002 will be amortized into earnings through December 2020 for a hedge related to a building purchase option which was exercised in December 2000.

We entered into a loan to hedge our firm commitment to one Euro customer through June 2004.  For this fair value hedge, effectiveness is measured by comparing the principal balance of the loan against the firm commitment balance.  As of December 28, 2002, the loan balance of $564,000 exceeded the firm commitment by $117,000.  The effect on earnings is recorded to other income (expense) and was not significant for the quarter ended December 28, 2002.

Forwards not designated as hedging instruments under SFAS No. 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies.  Changes in the fair value of these derivatives are recognized in other income (expense).

7.                          RECENT ACCOUNTING STANDARDS

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of  (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted SFAS No. 144 on September 29, 2002. The adoption did not have a material effect on our operating results or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs.  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3.  We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 28, 2002.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into after June 15, 2003. We are currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on our operating results or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. We adopted the disclosure requirements of FIN 45 in the first quarter of fiscal 2003 (see Note 10 concerning the reserve for warranty costs).  The recognition and measurement provisions will be applied to guarantees issued or modified after December 31, 2002.  We do not expect the adoption of the recognition and measurement provisions to have a material effect on our operating results or financial condition.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We will adopt the disclosure provisions of SFAS No. 148 in the second quarter of fiscal 2003.  We have not yet determined the effect that the transition provisions of SFAS No. 148 would have on our operating results or financial position, if any.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks.  These entities have been commonly referred to as “special purpose entities”.  The underlying principle behind the new Interpretation is that if a business enterprise has a controlling financial interest in an entity, defined in the guidance as a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.  The Interpretation explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity.  The Company will apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003.  For variable interest entities created before January 31, 2003, we will be required to consolidate all entities in which it was deemed to be the primary beneficiary beginning in the fourth quarter of fiscal

2003.  If it is reasonably possible an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003.

It is reasonably possible that we may be required to consolidate or disclose information about our interest in the Santa Clara facility.  During the second quarter of fiscal 2002, we renewed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California, a portion of which we are subleasing to our former Medical segment, which is a part of Lumenis. The lease expires in February 2007. Upon expiration of the lease, we have an option to purchase the property for $24.6 million, renew the lease for an additional five years or arrange for the sale of the property to a third party where we would retain an obligation to the owner for the difference between the sale price, if less than $24.6 million, and $21.3 million, subject to certain provisions of the lease. If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million.  As a result of our interest in the specific assets and liabilities of the Santa Clara facility, if it is determined that the lessor of the facility is a variable interest entity, it is possible that we may be required to consolidate the specific assets and liabilities related to the facility. We are currently in the process of analyzing the lessor in accordance with FIN 46 to determine if they are a variable interest entity.

Effective October 1, 2001 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which establishes new standards for goodwill acquired in a business combination and other intangible assets, eliminates amortization of existing goodwill balances, and requires annual evaluation of goodwill for impairment. SFAS 142 was effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal years beginning after March 15, 2001.  Upon adoption of SFAS 142, we stopped the amortization of goodwill with a net carrying value of $32.1 million at September 29, 2001 and annual amortization of $4.1 million, including amortization resulting from the acquisitions of Crystal Associates, Inc. in November 2000 and DeMaria Electro-Optics Systems, Inc. and MicroLas Laser System GmbH in April 2001, that resulted from business combinations initiated prior to the adoption of SFAS 141, “Business Combinations”.

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

As part of our adoption of SFAS No. 142, we completed the initial impairment tests during the second quarter of fiscal 2002 and the annual impairment tests during the fourth quarter of fiscal 2002 and these tests resulted in no impairment. The carrying amount of goodwill attributable to each reportable segment is as follows (in thousands):

	December 28, 2002	September 28, 2002
Lambda Physik	$20,618	$20,618
Electro-Optics	14,157	10,982
	$34,775	$31,600

In connection with adopting SFAS No. 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continued to be appropriate, except for workforce-in-place with a net carrying value of $790,000, which was reclassified into goodwill. The components of our amortizable intangible assets are as follows (in thousands):

	December 28, 2002		September 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Acquired existing technology	$25,084	$3,656	$19,404	$3,198
Patents	7,304	1,911	6,961	1,668
Licenses	4,261	3,303	4,261	3,195
Drawings	1,003	340	956	272
Order backlog	991	991	945	945
Customer lists	980	375	630	324
Trade name	80	7
	$39,703	$10,583	$33,157	$9,602

Amortization expense for intangible assets during the first quarter of fiscal 2003 was $0.8 million. Estimated amortization expense for the remainder of fiscal 2003 and the five succeeding fiscal years are as follows (in thousands):

Estimated Amortization Expense

2003 (remainder)	$2,833
2004	3,631
2005	3,291
2006	2,863
2007	2,563
2008	2,560

8.                          COMPREHENSIVE LOSS

The components of comprehensive loss, net of income taxes, are as follows (in thousands):

	THREE MONTHS ENDED
	December 28, 2002	December 29, 2001
Net income	$(20,483)	$2,730
Translation adjustment	5,181	(3,931)
Net gain on derivative instruments	90	48
Changes in unrealized loss on available-for-sale securities	(630)	(5,368)
Total comprehensive loss	$(15,842)	$(6,521)

The following summarizes activity in accumulated other comprehensive income (OCI) related to derivatives, net of income taxes, held by us (in thousands):

Balance, September 29, 2001	$47
Changes in fair value of derivatives	(270)
Net gains reclassified from OCI	318
Balance, December 29, 2001	$95

Balance, September 28, 2002	$(238)
Changes in fair value of derivatives	3
Net gains reclassified from OCI	87
Balance, December 28, 2002	$(148)

Accumulated other comprehensive income (net of tax) at December 28, 2002 is comprised of accumulated translation adjustments of $7.2 million, net loss on derivative instruments of $(148,000) and unrealized loss on available-for-sale securities of $(53,000), respectively. Accumulated other comprehensive income (net of tax) at

September 28, 2002 is comprised of accumulated translation adjustments of  $2.0 million, net loss on derivative instruments of $(238,000) and unrealized gain on available-for-sale securities of $577,000, respectively.

9.                          EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based on the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options and stock purchase contracts, using the treasury stock method, and shares issuable under the Productivity Incentive Plan.

The following table presents information necessary to calculate basic and diluted earnings (loss) per common and common equivalent share (in thousands, except per share data):

	THREE MONTHS ENDED
	December 28, 2002	December 29, 2001
Weighted average shares outstanding - Basic	29,134	28,511

Common stock equivalents	—	546
Employee stock purchase plan equivalents	—	22

Weighted average shares and equivalents – Diluted	29,134	29,079
Net income (loss) for basic and diluted earnings per share computation	$(20,483)	$2,730
Net income (loss) per share –basic	$(0.70)	$0.10
Net income (loss) per share –diluted	$(0.70)	$0.09

A total of 3,829,000 and 2,311,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the three months ended December 28, 2002 and December 29, 2001, respectively.

10.                   BALANCE SHEET DETAILS:

Inventories are as follows (in thousands):

	December 28, 2002	September 28, 2002
Purchased parts and assemblies	$35,034	$31,516
Work-in- process	36,136	32,845
Finished goods	23,029	24,857
Net inventories	$94,199	$89,218

Prepaid expenses and other assets consist of the following (in thousands):

	December 28, 2002	September 28, 2002
Prepaid expenses and other	$15,282	$16,757
Note receivable from Lumenis	10,754	12,828
Prepaid income taxes	10,162	9,235
Assets held for sale	9,826	466
Prepaid expenses and other assets	$46,024	$39,286

In October 2002, we renegotiated the terms of our note receivable from Lumenis that we received as part of the consideration for the sale of our Medical segment to Lumenis.  The face value of the note is $12.9 million with 5% per annum interest and the note was originally due on October 30, 2002.  Under the renegotiated terms, Lumenis made payments of $2.2 million in the quarter ended December 28, 2002, $1.1 million on December 31, 2002 and $1.4 million on January 31, 2003 and is required to pay the remainder in six equal monthly installments beginning on

February 28, 2003.  Payment of the final three monthly installments will be accelerated in the event that Lumenis receives certain additional financing, as defined in the note agreement.  In consideration for the renegotiated terms, interest on unpaid principal accrues at 9% per annum (compared to 5% under the original terms) and is payable monthly.

In August 2002, we entered into a loan agreement with Picometrix, Inc. (Picometrix) of Michigan.  Picometrix develops and manufactures ultra high-speed photoreceivers and instrumentation for the telecommunication, data communication and test and measurement markets, focusing on epitaxial growth, photodetector design and microfabrication, high-speed microwave packaging, hybrid circuit assembly and high-speed testing. Under the loan agreement, we provided Picometrix with $6.0 million of debt financing in exchange for (1) a nine-month option to purchase 100% of the equity of Picometrix for $6.0 million plus a two-year earn-out of up to $25.0  million and (2) the repayment of the $6.0 million of loan principal at maturity and interest at the greater of prime (4.25% at September 28, 2002) minus 0.5% or 3.0% payable monthly over its term.  The maturity date varies depending on whether we exercise the option to acquire Picometrix.  We originally recorded the purchase option at its fair value of $1.4 million and the note at its fair value of $4.6 million, and were amortizing the discount to interest income over the estimated 18-month term of the note.  On November 22, 2002, we terminated our option to purchase Picometrix and, as a result, the note is payable to us in full on May 26, 2003.  As a result of this decision, we evaluated the collectibility of the Picometrix note receivable, including the ability of Picometrix to make the required interest and principal payments.  We determined that the estimated net realizable value of the note at  December 28, 2002 was $1.0 million, and accordingly recorded an impairment loss of $3.7 million  ($2.3 million after-tax) during the quarter ended December 28, 2002.  In addition, during the quarter ended  December 28, 2002, we recorded a charge of $1.4 million to write-off the option to purchase Picometrix (see Note 11).

Assets held for sale at December 28, 2002 include $9.1 million of buildings, building improvements and land for our Lincoln, California, facility, $0.5 million of impaired telecommunications equipment and $0.2 million of impaired equipment at the Lincoln facility, all of which are recorded at net realizable value (see Note 11).  Assets held for sale at September 28, 2002 include $0.5 million of impaired telecommunications equipment recorded at net realizable value.

Other assets consist of the following (in thousands):

	December 28, 2002	September 28, 2002
Intangible assets	$29,120	$23,555
Deferred tax assets	26,636	23,665
Deferred compensation	17,107	15,516
Other assets	3,582	11,065
Assets held for investment	1,013	1,032
Other assets	$77,458	$74,833

Accumulated amortization of intangible assets is $10.6 million and $9.6 million at December 28, 2002 and September 28, 2002, respectively. Assets held for investment at December 28, 2002 and at September 28, 2002 include our former manufacturing facility in Sturbridge, Massachusetts which we are leasing to Convergent Prima, Inc.

Other current liabilities consist of the following (in thousands):

	December 28, 2002	September 28, 2002
Accrued expenses and other	$24,696	$18,368
Accrued payroll and benefits	17,858	19,217
Reserve for warranty	9,317	8,495
Customer deposits	3,240	3,074
Deferred income	2,906	4,324
Other current liabilities	$58,017	$53,478

We provide warranties on certain of our product sales (generally one year) and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty.  We currently establish warranty reserves based on historical warranty costs for each product line.  If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

Components of the reserve for warranty costs during the quarter ended December 28, 2002 were as follows (in thousands):

Balance at September 28, 2002	$8,495
Additions related to current period sales	3,106
Warranty costs incurred in the current period	(2,194)
Adjustments to accruals related to prior period sales	(90)
Balance at December 28, 2002	$9,317

Other long-term liabilities consist of the following (in thousands):

	December 28, 2002	September 28, 2002
Deferred tax liabilities	$39,522	$36,433
Deferred compensation	17,107	15,516
Deferred income and other	3,482	3,271
Environmental remediation costs	630	640
Other long-term liabilities	$60,741	$55,860

11.                   RESTRUCTURING AND OTHER CHARGES

We evaluate long-lived assets, including goodwill and purchased intangible assets, whenever events or changes in business circumstances or our planned use of assets indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value.  Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows.

During the quarter ended December 28, 2002, we recorded restructuring, impairment and other charges of $20.1 million ($13.2 million after-tax) that were classified in our statement of operations as follows (in thousands):

Amount
Termination of activities of the Coherent Telecom-Actives Group	$13,378
Impairment of Lincoln land and building	3,060
Impairment of Picometrix note (Note 10)	3,723
Other	(102)
$20,059

On November 6, 2002, we decided to terminate the activities of our Coherent Telecom-Actives Group (CTAG), an operating segment that had been aggregated with our Photonics Group in our Electro-Optics reportable segment.  Based on new market information and insights and the status of our development projects at CTAG obtained subsequent to September 28, 2002, we determined that our return on investment for at least the next several years would have been unsatisfactory and, therefore, additional investments were no longer justified  The charge related to our CTAG operating segment results from the $6.5 million write-down of equipment and leasehold improvements to net realizable value, a $4.8 million accrual for the estimated contractual obligation for lease and other facility costs of the building, net of estimated sublease income, in San Jose, California, formerly occupied by CTAG, the $1.4 million write-off of our option to purchase Picometrix, Inc. and $0.7 million of other restructuring costs.

As of December 28, 2002, land, buildings and improvements included costs (before impairment charges) of $12.4 million related to facilities in Lincoln, California. During fiscal 2001, construction on these facilities was suspended. In the fourth quarter of fiscal 2002, management decided that, given our exit from the passive telecom market and the outsourcing of the production of printed circuit boards, this facility was not needed to support our operations and put the building up for sale.  As of September 28, 2002, the proposed sale of the building did not meet the necessary criteria to be classified as held for sale under Statement of Financial Accounting Standards (SFAS No. 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and, as a result, is classified as held for use in the balance sheet at September 28, 2002.  Effective September 29, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and upon adoption, the Lincoln facility continued to be classified as held for use.  During the quarter ended December 28, 2002, the proposed sale of the building met the necessary criteria to be classified as held for sale. We determined the estimated net realizable value of the land, building and improvements to be $9.1 million and the estimated net realizable value of equipment to be $0.2 million. As a result, we recorded an impairment loss of $3.1 million ($2.7 million after-tax) during the quarter ended December 28, 2002 to write-down the land, buildings, improvements and equipment to their estimated net realizable value at December 28, 2002.

At December 28, 2002, we had $4.8 million accrued as a current liability on our balance sheet for restructuring charges.  The following table sets forth an analysis of the components of the fiscal 2003 first quarter restructuring charges and the payments made against the accrual through December 28, 2002 (in thousands):

	Severance Related	Facilities- related Charges	Other Restructuring Costs	Total

Balance at September 28, 2002	$—	$—	$—	$—

Provision	139	4,765	447	5,351
Deductions	(139)	(253)	(171)	(563)

Balance at December 28, 2002	$—	$4,512	$276	$4,788

The remaining restructuring accrual balance of approximately $4.8 million at December 28, 2002 is expected to result in cash expenditures through fiscal 2007 for facilities-related charges, net of estimated sublease income, and through fiscal 2003 for other restructuring costs.

The severance related costs are comprised of severance pay, outplacement services, medical and other related benefits for 6 employees terminated due to the termination of activities in CTAG.  Long-term asset write-downs include items identified as no longer needed to support our ongoing operations.  The facilities-related charges include the estimated $4.8 million contractual obligations for the lease and other facility costs of the building in San Jose, California, net of estimated sublease income.  Other restructuring costs primarily include expenses associated with terminating other contractual arrangements.

12.                   COMMITMENTS AND CONTINGENCIES

During the second quarter of fiscal 2002, we renewed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California, a portion of which we are subleasing to our former Medical segment, which is a part of Lumenis. Our lease expires in February 2007. Upon expiration of the lease, we have an option to purchase the property for $24.6 million, renew the lease for an additional five years or arrange for the sale of the property to a third party where we would retain an obligation to the owner for the difference between the sale price, if less than $24.6 million, and $21.3 million, subject to certain provisions of the lease. If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million.  We occupied the building in July 1998 and commenced lease payments at that time. The lease requires us to maintain specified financial covenants including maintaining a minimum tangible net worth and minimum quick ratio, debt to tangible net worth ratio and leverage ratio as well as limiting the number of quarters per year in which net losses are allowed, all of which we were in compliance with as of December 28, 2002.  At December 28, 2002, we did not carry any liability in respect of this lease on our books.

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

Management believes that our probable, nondiscounted net liability at December 28, 2002 for remaining costs associated with the above environmental matters is $0.6 million, which has been previously accrued.  This amount consists of total estimated probable costs of $0.7 million ($0.1 million included in other current liabilities and $0.6 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $0.1 million included in other assets from other parties named to the order.

13.                   SEGMENT INFORMATION

We are organized around three separately managed business units: the Photonics Group, the Telecom-Actives Group and Lambda Physik, which we have identified as operating segments. On November 6, 2002, we decided to terminate the activities of the Telecom-Actives Group (see Note 11), an operating segment that had been aggregated with our Photonics Group in our Electro-Optics reportable segment, but is reported in our results from continuing operations.  Consistent with the guidance of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” we have aggregated these three operating segments into two reportable segments. The Telecom-Actives Group is aggregated with the Photonics Group in the Electro-Optics segment as they have similar economic characteristics and are similar in the following: nature of products/services, nature of production process, type/class of customer, distribution methods and nature of regulatory environment.  The Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, OEM laser components, scientific research, biotechnology, medical OEMs, advanced packaging and interconnect, thermal imaging, printing and reprographics. The Lambda Physik segment focuses on markets including lasers for the production of flat panel displays, lithography, GPS systems, mobile telephones, ink jet printers, automotive, environmental research, refractive surgery, scientific research, medical OEMs, materials processing and micro-machining applications.

Our Chief Executive Officer and Chief Financial Officer have been identified as the chief operating decision makers (CODMs) for SFAS 131 purposes as they assess the performance of the business units and decide how to allocate resources to the business units. Pretax income is the measure of profit and loss that our CODMs use to assess performance and make decisions. Pretax income represents the sales less the cost of sales and direct operating expenses incurred within the operating segments. In addition, our corporate expenses, except for depreciation of corporate assets and general legal expenses, are allocated to the operating segments and are included in the results below. Corporate expenses not allocated to the groups (depreciation of corporate assets and general legal expenses) are included in Corporate and Other in the reconciliation of operating results. Furthermore, the write-down of our Lumenis investment, interest expense and interest income are included in Corporate and Other in the reconciliation of operating results.

	THREE MONTHS ENDED
	December 28, 2002	December 29, 2001
	(in thousands)
Net Sales:
Electro-Optics	$77,897	$73,918
Lambda Physik	24,133	22,701
Total Net Sales	$102,030	$96,619

Intersegment Net Sales:
Electro-Optics	$7	$76
Lambda Physik	220	226
Total Intersegment Sales	$227	$302

Income (Loss) Before Income Taxes, Including Tax-effected Minority Interest:
Electro-Optics	$(15,957)	$4,176
Lambda Physik	123	141
Corporate and other	(9,999)	(215)
Total Income (Loss) Before Income Taxes, Including Tax-Affected Minority Interest	$(25,833)	$4,102

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This quarterly report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements include, without limitation, predictions regarding our future:

•                  net sales;

•                  results of operations;

•                  gross profits;

•                  research and development projects and expenses;

•                  selling, general and administrative expenses;

•                  restructuring and other charges;

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

•                  opportunities with high potential;

•                  leveraging of our technology leadership position;

•                  leadership position;

•                  collaborative customer and industry relationships;

•                  opportunities to expand semiconductor laser market;

•                  development and acquisition of new technologies;

•                  emphasis on supply chain management;

•                  growth of direct digital imaging applications;

•                  use of financial market instruments;

•                  simplify our international legal entity structure and reduce our presence in certain countries; and

•                  focus on long-term improvement of return on assets.

You can identify these and other forward-looking statements by use of the words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and under the heading “Business Environment and Industry Trends”.  All forward-looking statements included in this document are based on information available to us on the date hereof.  We assume no obligation to update any forward-looking statement.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document.

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

We have two reportable business segments: Electro-Optics and Lambda Physik, which work with customers to provide cost-effective photonics-based solutions. The Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, OEM laser components, scientific research, biotechnology, medical OEMs, advanced packaging and interconnect, thermal imaging, printing and reprographics. Lambda Physik, our 60% owned subsidiary with headquarters located in Göttingen, Germany, focuses on markets including lasers for the production of flat panel displays, lithography, GPS systems, mobile telephones, ink jet printers, automotive, environmental research, refractive surgery, scientific research, medical OEMs, materials processing and micro-machining applications.

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

Our products address a broad range of applications.  Both of our reportable segments are focused on several areas of the photonics market: scientific and government programs, microelectronics, materials processing, OEM components and instrumentation and graphic arts and displays.  In November 2002, we announced that we were exiting a substantial portion of the optical telecommunications market.

Scientific and government programs – This market includes sales primarily to government laboratories, research centers and universities.  Current applications for lasers in the research and development market include pump lasers for ultrafast systems, confocal microscopy systems and seed lasers in amplifier systems.  Scientists are continuing to develop new applications with our research lasers in the areas of spectroscopy, imaging and biochemistry.  The scientific market historically has provided an ideal test market for leading-edge laser technology, such as ultrafast, high power visible and UV lasers as well as tunable lasers.

Microelectronics – This market includes most sales to high-tech manufacturers of electronic goods, including semiconductor capital equipment, flat panel display, printed circuit boards and other micro-machining applications.  Photonics solutions are increasing in importance in semiconductor manufacturing, as the industry adapts three drivers to reduce feature size and improve product yield.  These three drivers are (1) 90 and sub-90 nanometer node processes; (2) copper, rather than aluminum interconnects; and (3) 300 millimeter wafer diameters.  Our lasers enable non-destructive and non-invasive testing during key stages of the manufacturing process, from wafer inspection to packaging, marking to measurement.  Optical lithography, micro via drilling, laser direct writing of printed circuit boards, cutting micro-fluidic devices and component trimming applications all rely on our products, as manufacturers transition to new generation tools to reduce feature sizes, improve performance and improve yields.

Materials processing– This market focuses on machine tools processes including marking, engraving, metal cutting, plastics macro welding and sales of laser diodes to other laser companies for use in their products.  Lasers are widely accepted today as part of many important manufacturing applications. While many laser companies have developed high power lasers for the increasingly competitive area of metal processing, we have chosen to concentrate our efforts on developing compact low to medium power lasers specifically for the growing area of nonmetals processing. This includes such applications as the cutting and joining of plastics using both our CO2 and semiconductor lasers, and the cutting, perforating and scoring of paper and packaging materials.

OEM components and instrumentation – This market includes sales primarily to the medical, bioinstrumentation, thermal imaging and military markets.  One of the opportunities with high potential for us is in bioinstrumentation, where our lasers are displacing legacy technologies and enabling new applications in the fields of proteomics, genomics and drug discovery.

Graphic arts and display  – The conversion from analog to digital printing, along with the sensitivity for using environmentally correct “green” products, is driving the adoption of photonics solutions in the graphics arts and displays market.  We are a key supplier of light sources used in laser-based digital imaging solutions that are employed in computer-to-plate applications, helping print professionals to eliminate process steps by writing directly to printer plates.  Equally significant is the emergence and projected growth of direct digital imaging applications, which eliminates plates entirely by using lasers to write directly on press.  Digital photo finishing, digital film writing and holographic printing are other applications where we are helping to accelerate the transition from the analog world.

OUR STRATEGY

We strive to develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our core expertise in lasers and optical technologies. In pursuit of our strategy, we intend to:

•                  Leverage our technology leadership to grow with rapidly expanding markets – We have targeted the semiconductor and related manufacturing markets.

•                  Maintain our leadership position in existing markets – There are a number of markets where we have historically been at the forefront of technological development and product deployment and from which we have derived a substantial portion of our revenues.  We plan to maintain our position as a market leader in these areas.

•                  Maintain and develop additional strong collaborative customer and industry relationships  – We believe that the Coherent brand name and reputation for product quality, technical performance and customer satisfaction will help us to further develop our loyal customer base. We plan to maintain our current customer relationships and develop new ones with customers that are industry leaders and work together with these customers to design and develop innovative product systems and solutions as they develop new technologies.

•                  Expand semiconductor laser market opportunities – We are working to expand the range and technical capabilities of, and markets for, our semiconductor lasers. We continue to develop new lasers to supply a broad range of wavelengths and power capabilities. These new products enable us to open up markets for new applications based on their efficiency, increased reliability and smaller size compared with conventional lasers.

•                  Develop and acquire new technologies –  We will continue to enhance our existing technologies and develop new technologies through our internal research and development efforts as well as through the acquisition of additional complementary technologies, intellectual property, manufacturing processes and product offerings.

•                  Emphasize supply chain management –  We will continue to focus on operational efficiency through an emphasis on supply chain management with the explicit intent of improving gross margins at the current revenue level and reducing inventory turns.

•                  Focus on long-term improvement of Return on Assets –  We will continue to focus on long-term improvement of return on assets (ROA) with a goal of achieving a level of assets that will drive a 10% ROA exiting fiscal 2005.

We conduct a significant portion of our business internationally. International sales accounted for 63% of net sales for the first quarter of fiscal 2003 and 60% of net sales for all of fiscal 2002. We anticipate that international sales will continue to account for a significant portion of our net sales in the foreseeable future. A portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales results from exports to foreign distributors and resellers and customers. As a result, our international sales and operations are subject to the risks of conducting business internationally. We are also subject to the risks of fluctuating foreign exchange rates, which could materially adversely affect the sales price of our products in foreign markets as well as the costs and expenses of our international subsidiaries. This may cause us to simplify our international legal entity structure and reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. While we use forward exchange contracts, currency swap contracts, currency options and other risk management techniques to hedge our currency exposure, we remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact our operations in the future or require us to modify current business practices.

On December 6, 2002, we acquired Molectron Detector, Inc. (Molectron) of Portland, Oregon for approximately $11.5 million in cash.  Molectron designs and manufactures laser test and measurement equipment used across all photonics-based applications and markets.  We expect that the acquisition will enable us to leverage Molectron’s well-regarded power and energy management products into our next generation products in both the scientific and commercial markets.  The acquisition was accounted for as a purchase and, accordingly, we recorded $3.2 million as goodwill and $6.1 million as other intangibles for the excess of the purchase price over the fair value of net tangible assets acquired. The other intangibles, principally existing technology, customer base and trade name, are amortized over the estimated useful lives of 1 to 10 years.

On November 6, 2002, we decided to terminate the activities of our Coherent Telecom-Actives Group (CTAG), an operating segment that had been aggregated with our Photonics Group in our Electro-Optics reportable segment.  Based on new market information and insights and the status of our development projects at CTAG obtained subsequent to September 28, 2002, we determined that our return on investment for at least the next several years would have been unsatisfactory and, therefore, additional investments were no longer justified  The charge related to our CTAG operating segment results from the $6.5 million write-down of equipment and leasehold improvements to net realizable value, a $4.8 million accrual for the estimated contractual obligation for lease and other facility costs of the building, net of estimated sublease income, in San Jose, California, formerly occupied by CTAG, the $1.4 million write-off of our option to purchase Picometrix, Inc. and $0.7 million of other restructuring costs.

On November 22, 2002, we terminated our option to purchase Picometrix and wrote-off the value of the option ($1.4 million) in our after-tax restructuring and other charges of $13.4 million for our CTAG operating segment, as noted above.  As a result of our decision to terminate our option, the note receivable from Picometrix is now payable to us in full on May 26, 2003.  We evaluated the collectibility of the Picometrix note receivable, including the ability of Picometrix to make the required interest and principal payments.  We determined that the estimated net realizable value of the note at December 28, 2002 was $1.0 million, and accordingly recorded an impairment loss of $3.7 million ($2.3 million after-tax) during the quarter ended December 28, 2002.

During the quarter ended December 28, 2002, the proposed sale of the building in Lincoln, California, met the necessary criteria to be classified as held for sale under Statement of Financial Accounting Standards (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”.  We determined the estimated net realizable value of the land, building and improvements to be $9.1 million and the estimated net realizable value of equipment to be $0.2 million.  As a result, we recorded an impairment loss of $3.1 million ($2.7 million after-tax) during the quarter ended December 28, 2002 to write-down the land, buildings, improvements and equipment to their estimated net realizable value at December 28, 2002.

As of December 28, 2002 the market value of our investment in Lumenis, Ltd. Common stock had declined to $9.9 million.  This decline was deemed to be other-than-temporary and an additional impairment loss of $10.2 million was recognized in the quarter ended December 28, 2002. We recorded no net tax benefit related to the $10.2 million impairment loss as we recorded a $10.2 million valuation allowance against this capital loss deferred tax asset.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

Net loss for the current quarter was $20.5 million ($0.70 per diluted share) including restructuring and other charges of $30.4 million ($23.5 million after-tax or $0.80 per diluted share).  The restructuring and other charges include a $13.4 million ($8.3 million after-tax) restructuring and impairment charge related to the termination of activities in our Telecom-Actives Group, a $10.2 million ($10.2 million after-tax) impairment charge related to the write-down of our shares of Lumenis, Ltd., a $3.7 million ($2.3 million after-tax) allowance against a note receivable and a $3.1 million ($2.7 million after-tax) write-down of our Lincoln, California facility to estimated net realizable value at December 28, 2002.  For the same quarter in the prior year, net income was $2.7 million ($0.09 per diluted share) including a non-recurring favorable inventory adjustment of $1.6 million ($0.7 million after-tax and net of minority interest) or $0.02 per diluted share.

The decrease in net income was primarily attributable to the impairment charges mentioned above, partially offset by lower research and development expenses.

NET SALES:

	THREE MONTHS ENDED
	December 28, 2002	December 29, 2001
	(in thousands)
Consolidated:
Domestic	$38,173	$40,681
International	63,857	55,938
Total	$102,030	$96,619

Electro-Optics:
Domestic	$33,760	$36,074
International	44,137	37,844
Total	$77,897	$73,918

Lambda Physik:
Domestic	$4,413	$4,607
International	19,720	18,094
Total	$24,133	$22,701

Consolidated

Net sales for the fiscal quarter ended December 28, 2002 increased $5.4 million (6%) to $102.0 million from $96.6 million one year ago, primarily as a result of increased sales volumes in both of our reportable segments.  During the current quarter, international sales increased $7.9 million (14%) and increased to 63% of net sales, while domestic sales decreased $2.5 million (6%) to 37% of net sales.

Electro-Optics

Electro-Optics net sales for the first fiscal quarter increased $4.0 million (5%) to $77.9 million from $73.9 million one year ago.  International net sales increased $6.3 million (17%) to $44.1 million from $37.8 million one year ago and increased to 57% of net sales.  Domestic net sales decreased $2.3 million (6%) to $33.8 million from $36.1 million one year ago and decreased to 43% of net sales.  Net sales increased primarily due to higher sales volumes in our commercial CO2 and solid-state products, including lasers to the materials processing market.

Lambda Physik

Lambda Physik net sales for the first fiscal quarter increased $1.4 million (6%) to $24.1 million from $22.7 million one year ago and decreased to 18% of net sales.  International net sales increased $1.6 million (9%) to $19.7 million from $18.1 million one year ago and increased to 82% of net sales.  Domestic net sales decreased $0.2 million (4%) to $4.4 million from $4.6 million one year ago.  Net sales increased primarily due to higher sales volumes in the lithography market, following a period of decline caused by the downturn of the semiconductor industry.

GROSS PROFIT

Consolidated

The consolidated gross profit rate decreased to 39.6% in the current quarter compared to 43.5% in the same quarter one year ago. The decrease was primarily due to lower sales of higher margin commercial solid-state products in the Electro-Optics segment as well as lower margins on service revenue and higher manufacturing expenses due to Lambda Physik’s acquisition of Optomech in the third quarter of 2002 and the start-up of optics assembly operations in our Lambda Physik segment.

Electro-Optics

The gross profit rate decreased to 41.1% from 43.7% for the current quarter compared to the same quarter one year ago.  The current quarter decrease was primarily due to lower sales of higher margin commercial solid-state products.

Lambda Physik

The gross profit rate decreased to 35.0% from 42.9% in the current quarter compared to the same quarter one year ago.  The decrease was primarily due to lower margins on service revenue and higher manufacturing expenses due to the acquisition of Optomech in the third quarter of 2002 and the start-up of optics assembly operations.

OPERATING EXPENSES:

	THREE MONTHS ENDED
	December 28, 2002	December 29, 2001
	(in thousands)
Research and development	$11,672	$13,928
Selling, general and administrative	23,664	22,719
Restructuring and other charges	20,059
Intangibles amortization	835	908
Total operating expenses	$56,230	$37,555

Total operating expenses increased $18.7 million (50%) from one year ago and as a percentage of sales, operating expenses increased to 55.1% from 38.9% one year ago.  Exclusive of the current quarter restructuring and other charges, total operating expenses decreased $1.4 million (4%) and decreased as a percentage of sales to 35.5% from 38.9% in the comparable fiscal quarter one year ago.

Research and development (R&D) expenses decreased $2.2 million (16%) to $11.7 million from $13.9 million in the comparable fiscal quarter one year ago.  As a percentage of sales, R&D expenses decreased to 11.4% from 14.4% in the comparable fiscal quarter one year ago.  The decrease is primarily due to the implementation of cost savings programs in our Lambda Physik segment and the termination of our Telecom-Actives Group (CTAG) operations in the Electro-Optics segment.

Selling, general and administrative (SG&A) expenses increased $0.9 million (4%) to $23.6 million from $22.7 million in the comparable fiscal quarter one year ago.  As a percentage of sales, SG&A expenses decreased to 23.2% from 23.5% in the comparable fiscal quarter one year ago.  The increase in absolute dollars is primarily due to consulting and depreciation expense related to our investments in information technology systems, partially offset by cost containment efforts.

Our restructuring and other charges during the quarter ended December 28, 2002 consist of (1) a $13.4 million restructuring and impairment charge related to termination of our CTAG operations for the write-down of equipment to net realizable value, an accrual for the estimated contractual obligation for lease and other facility costs of the building formerly occupied by CTAG, net of sublease income, and the write-down of our option to purchase Picometrix, Inc.; (2) a $3.7 million impairment charge to write-down our loan to Picometrix, Inc. to net realizable value at December 28, 2002; (3) an impairment loss of $3.1 million to write-down our Lincoln, California land, buildings, improvements and equipment to their estimated net realizable value at December 28, 2002; and (4) recoveries of $0.1 million in excess of estimated net realizable value for assets previously impaired and classified as held for sale.

Intangibles amortization decreased $0.1 million (8%) from the comparable fiscal quarter one year ago primarily due to the completion of amortization of order backlog related to Lambda Physik’s acquisition of MicroLas acquisition, partially offset by amortization of intangibles related to our acquisition of Molectron during the quarter ended  December 28, 2002.

OTHER INCOME (EXPENSE)

Other expense, net increased by $9.6 million to $9.8 million during the current quarter from $0.2 million in the comparable fiscal quarter one year ago. The increase is due to the current quarter $10.2 million charge related to the write-down of our investment in Lumenis common stock due to an other-than-temporary impairment, partially offset by an increase of $0.6 million primarily due to lower interest expense due to principal payments on debt.

INCOME TAXES

The effective tax rate on income (loss) before minority interest for the current quarter was (20.9%) compared to 32.3% for the same quarter last year.  The effective tax rate decreased primarily as a result of valuation allowances recorded on the write-down of Lumenis stock and impairment of the Lincoln, California facility due to capital loss limitations (including a $4.1 million valuation allowance provided on the Lumenis-related capital loss deferred tax asset and a $0.8 million valuation allowance provided on the Lincoln-related deferred tax asset).

MINORITY INTEREST IN SUBSIDIARIES

Minority interest in subsidiaries earnings decreased $0.1 million for the current quarter compared to the corresponding prior year quarter.  The increase was primarily due to the increased profitability of our Lambda Physik subsidiary.

FINANCIAL CONDITION

Liquidity and Capital Resources

At December 28, 2002, our primary sources of liquidity were cash, cash equivalents and short-term trading investments of $230.0 million. In addition, we held $9.9 million of restricted Lumenis common stock. The Lumenis common stock is unregistered and its trading is subject to restrictions under Rule 144 of the Securities Act of 1933 and other contractual restrictions as defined in the definitive agreement. Additional sources of liquidity were a multi-currency line of credit and bank credit facilities totaling $65.5 million as of December 28, 2002, of which $60.5 million was unused and available. These credit facilities were used in the United States, Japan and Europe. We believe that cash generated from operations, together with the liquidity provided by existing cash balances and financing capacity, is sufficient to satisfy liquidity requirements for the next 12 months.  We are subject to certain financial covenants related to our lines of credit.  At December 28, 2002, we were in compliance with these covenants.

During the second quarter of fiscal 2002, we renewed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California, a portion of which we are subleasing to our former Medical segment, which is a part of Lumenis. The lease expires in February 2007. Upon expiration of the lease, we have an option to purchase the property for $24.6 million, renew the lease for an additional five years or at the end of the lease arrange for the sale of the property to a third party with Coherent retaining an obligation to the owner for the difference between the sale price, if less than $24.6 million, and $21.3 million, subject to certain provisions of the lease. If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million.  We occupied the building in July 1998 and commenced lease payments at that time. The lease requires us to maintain specified financial covenants including maintaining a minimum tangible net worth, minimum quick ratio, debt to tangible net worth ratio and leverage ratio as well as limiting the number of quarters per year in which net losses are allowed, all of which we were in compliance with as of December 28, 2002.

During fiscal 2002, we modified the covenants associated with the notes used to finance our acquisition of Star Medical (Star notes).  This amendment included the modification of the covenants associated with the Star notes.  The Star notes include financial covenants such as maintaining a minimum tangible net worth and minimum consolidated debt to capitalization and fixed charge coverage ratios as well as non-financial covenants such as providing quarterly statements to the bondholders.  In connection with the modification of covenant terms, we agreed to prepay $7.3 million of the Star notes, with no prepayment penalty, and made such payment in October 2002.  At December 28, 2002, we were in compliance with these covenants.

Contractual Obligations

At December 28, 2002, we have committed $2.2 million in building improvements for our Electro-Optics facilities in San Jose, California, Bloomfield, Connecticut and Lubeck, Germany.  We have also committed $1.2 million to purchase equipment for our facilities in San Jose, California and Bloomfield, Connecticut.

Information regarding our long-term debt, long-term purchase commitments and operating leases is provided in the Consolidated Financial Statements for the fiscal year ended September 28, 2002. See “Notes to Consolidated Financial Statements, Note 13 — Commitments and Contingencies.” Information regarding our other financial commitments at

December 28, 2002 is provided in the Notes to the Condensed Consolidated Financial Statements. See “Notes to Condensed Consolidated Financial Statements, Note 12 —Commitments and Contingencies”.

Changes in Financial Condition

Cash, cash equivalents and short-term investments (excluding our investment in Lumenis common stock) decreased $13.9 million (6%) from $243.9 million at September 28, 2002 to $230.0 million at December 28, 2002.  Cash and cash equivalents at December 28, 2002 decreased $19.0 million (15%) from September 28, 2002 resulting from cash used for investing activities of $15.4 million and cash used for financing activities of $6.1 million, partially offset by $2.3 million provided by changes in exchange rates and $0.2 million provided by operating activities.

Cash provided by operating activities during the quarter ended December 28, 2002 of $0.2 million included income (net of restructuring and impairment charges, the write-down of our investment in Lumenis and the write-down of notes receivable) of $9.9 million, depreciation and amortization of $7.8 million and other adjustment of $0.5 million, partially offset by $11.3 million of deferred taxes, net purchases of short-term investments of $5.1 million and $1.6 million used for operating assets and liabilities.  Cash used for investing activities during the quarter ended December 28, 2002 of $15.4 million included $11.4 million used to purchase Molectron (net of cash acquired) and $5.8 million used to acquire property and equipment, partially offset by $1.0 million provided by other investing activities and $0.8 million provided by proceeds from dispositions of property and equipment. Cash used for financing activities during the quarter ended December 28, 2002 of $6.1 million included net debt of repayments of $10.0 million offset by $3.1 million from the sale of shares under our employee stock plans and an increase in cash overdraft of $0.8 million. Changes in exchange rates during the quarter ended December 28, 2002 provided $2.3 million.

Prepaid expenses and other assets increased $6.7 million (17%) from September 28, 2002 to December 28, 2002 primarily due to the reclassification to assets held for sale of the Lincoln, California facility and telecom-actives equipment, partially offset by payments received on our notes receivable from Lumenis, Ltd.

Deferred tax assets increased $9.5 million (17%) from September 28, 2002 to December 28, 2002 primarily due to deferred tax benefits provided on net federal operating losses during the current quarter.

Property and equipment, net, decreased $18.0 million (10%) from September 28, 2002 to December 28, 2002 primarily due to the write-down to net realizable value and the reclassification to assets held for sale of the Lincoln, California, facility and Telecom-Actives equipment as well as depreciation and amortization during the quarter.

Total long-term obligations, including current portion, decreased $6.8 million (12%) from September 28, 2002 to December 28, 2002 primarily due to principal payments on the notes used to finance our acquisition of Star Medical.

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

Effective October 1, 2001 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which establishes new standards for goodwill acquired in a business combination and other intangible assets, eliminates amortization of existing goodwill balances, and requires annual evaluation of goodwill for impairment. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal years beginning after March 15, 2001.  Upon adoption of SFAS No. 142, we stopped the amortization of goodwill with a net carrying value of $32.1 million at September 30, 2001 and annual amortization of $4.1 million, including amortization resulting from the acquisitions of Crystal Associates, Inc. in November 2000 and DeMaria Electro-Optics Systems, Inc. and MicroLas Laser System GmbH in April 2001, that resulted from business combinations initiated prior to the adoption of SFAS No. 141, “Business Combinations”.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of  (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted SFAS No. 144 on September 29, 2002. The adoption did not have a material effect on our operating results or financial condition.

RECENT ACCOUNTING STANDARDS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs.  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3.  We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 28, 2002.   SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan.   SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into after June 15, 2003. We are currently determining what effect, if any, the provisions of EITF Issue No. 00-21will have on our operating results or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. We adopted the disclosure requirements of FIN 45 in the first quarter of fiscal 2003.  The recognition and measurement provisions will be applied to guarantees issued or modified after December 31, 2002.  We do not expect the adoption of the recognition and measurement provisions to have a material effect on our operating results or financial condition.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We will adopt the disclosure provisions of SFAS No. 148 in the second quarter of fiscal 2003. We have not yet determined the effect that the transition provisions of SFAS No. 148 would have on our operating results or financial position, if any.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks.  These entities have been commonly referred to as “special purpose entities”.  The underlying principle behind the new Interpretation is that if a business enterprise has a controlling financial interest in an entity, defined in the guidance as a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.  The Interpretation explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity.  The Company will apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003.  For variable interest entities created before January 31, 2003, we will be required to consolidate all entities in which it was deemed to be the primary beneficiary beginning in the fourth quarter of fiscal 2003.  If it is reasonably possible an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003.

It is reasonably possible that we may be required to consolidate or disclose information about our interest in the Santa Clara facility.  During the second quarter of fiscal 2002, we renewed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California, a portion of which we are subleasing to our former Medical segment, which is a part of Lumenis. The lease expires in February 2007. Upon expiration of the lease, we have an option to purchase the property for $24.6 million, renew the lease for an additional five years or arrange for the sale of the property to a third party where we would retain an obligation to the owner for the difference between the sale price, if less than $24.6 million, and $21.3 million, subject to certain provisions of the lease. If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million.  As a result of our interest in the specific assets and liabilities of the Santa Clara facility, if it is determined that the lessor of the facility is a variable interest entity, it is possible that we may be required to consolidate the specific assets and liabilities related to the facility.  We are currently in the process of analyzing the lessor in accordance with FIN 46 to determine if they are a variable interest entity.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, accounting for our marketable equity securities, accounting for long-lived assets, inventory reserves, warranty reserves, accounting for notes receivable and accounting for income taxes.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (SAB 101). Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is probable. Delivery is generally considered to have occurred when shipped.

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

Our sales to end-user customers, resellers and distributors typically do not have customer acceptance provisions and only certain of our OEM customer sales have customer acceptance provisions.  Customer acceptance is generally limited to performance under our published product specifications.  For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at our site or by the customer’s acceptance of the results of our testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.

The vast majority of our sales are made to original equipment manufacturers (OEMs), distributors and resellers and end-users in the non-scientific market.  Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where, for example, we have agreed to perform installation or provide training.  In those instances, we either defer revenue related to installation services until installation is completed or, if the installation services are inconsequential or perfunctory, we accrue installation costs at the time that product revenue is recognized.  We defer revenue on training services until training services are provided.

Sales to end-users in the scientific market typically require installation and, thus, involve post-delivery obligations, however, our post-delivery installation obligations are not essential to the functionality of our products.  For a limited number of products or arrangements where management considers installation to be significant in comparison to the value of the product sold, we defer revenue related to installation services until completion of these services.

For most products, training is not provided and thus no post-delivery training obligation exists.  However, when training is provided to our customers, it is typically priced separately and is recognized as revenue when the training service is provided.

Marketable Equity Securities

We classify our marketable equity investments, primarily consisting of our 5,432,099 shares of Lumenis stock, as short-term available-for-sale investments.  These investments are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included as a component of other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity.  Gains are recognized in our statement of operations when realized, and losses are recognized at the earlier of realization and management’s determination that a decline in value is other-than-temporary.

In determining if and when a decline in the value of our Lumenis stock is other-than-temporary, management evaluates the length of time that the market value has been below cost, the severity of the decline relative to cost, current and expected future market conditions, the financial condition of Lumenis and other relevant criteria.  As of June 29, 2002, the market value of our investment in Lumenis had declined from our initial valuation of $124.4 million to $20.2 million.  This decline was deemed to be other-than-temporary and an impairment loss of $104.2 million ($79.2 million after income taxes of $25.0 million) was recognized in the quarter ended June 29, 2002. As of December 28, 2002, the market value of our investment in Lumenis had declined from June 29, 2002 value of $20.2 million to $9.9 million.  This decline was deemed to be other-than-temporary and an impairment loss of $10.2 million ($10.2 million after income taxes) was recognized in the quarter ended December 28, 2002. Unrealized gains and losses from the new cost basis of $9.9 million at December 28, 2002 will be recorded in accumulated other comprehensive income (loss).   If the market value of the Lumenis stock continues to decline in the remainder of fiscal 2003 or beyond, we may recognize additional losses on this investment.

Accounting for Long-Lived Assets

We evaluate long-lived assets, including goodwill and purchased intangible assets, whenever events or changes in business circumstances or our planned use of assets indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value.  Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. At December 28, 2002, we had $63.9 million of goodwill and purchased intangible assets on the balance sheet, the value of which we believe is reasonable based on the estimated future cash flows of the associated products and technologies.  It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets.  In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

During the year ended September 28, 2002, we recorded a charge of $11.0 million for the write-down of equipment resulting primarily from management’s decision to cease most of the Company’s activities related to the telecom passives components market.

During the quarter ended December 28, 2002, we recorded a charge of $6.5 million to write down equipment and leasehold improvements of our terminated CTAG operations to net realizable value and a charge of $3.1 million to write down the value of land, buildings, improvements and equipment at our Lincoln, California facility to net realizable value.

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

Accounting for Notes Receivable

We evaluate notes receivable whenever events or changes in business circumstances indicate that the carrying amount of the notes may not be fully recoverable.  Reviews are performed to determine whether the carrying value of notes is impaired based on the ability of the debtor to make the required payments of principal and interest on the note. If the review indicates that there is impairment, the impaired note is written down to estimated net realizable value. At December 28, 2002, our assets include notes receivable with a book value of $11.8 million.  Differences between estimated and actual future collections on notes receivable could result in material adverse effects on our future results of operations.

On November 22, 2002, we terminated our option to purchase Picometrix and, as a result, the note is payable to us in full on May 26, 2003.  As a result of this decision, we evaluated the collectibility of the Picometrix note receivable, including the ability of Picometrix to make the required interest and principal payments.  We determined that the estimated net realizable value of the note at December 28, 2002 was $1.0 million, and accordingly recorded an impairment loss of $3.7 million ($2.3 million after-tax) during the quarter ended December 28, 2002.

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

In the quarter ended December 28, 2002, our valuation allowance to reduce deferred tax assets increased by $5.1 million.  In making the determination to record the valuation allowance, management considered the likelihood of future taxable income and feasible and prudent tax planning strategies to realize deferred tax assets. In the future, if we determine that we expect to realize more or less of the deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made.

Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries either because such earnings are intended to be permanently reinvested or because foreign tax credits are available to offset any planned distributions of such earnings.

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

Industry trends and specific risks may affect our future business and results in our business.  Some of the factors that could cause results to materially differ from past results or those described in forward looking matters include the matters discussed below.

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

Due to these and other factors, we believe that quarter-to-quarter and year-to-year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below public market analysts’ or investors’ expectations, which would likely cause the price of our common stock to fall.  In addition, over the past several quarters, the stock market has experienced extreme price and volume fluctuations that have affected the stock prices of many technology companies. These factors, as well as general economic and political conditions or investors’ concerns regarding the credibility of corporate financial statements and the accounting profession, may have a material adverse affect on the market price of our stock in the future.

The successful completion of the upgrade to our information systems is critical to our ability to effectively and efficiently operate our business in the future.

Our success in navigating the current market will depend heavily upon our ability to assemble the necessary information to make informed decisions and implement those decisions quickly and effectively. We have been working on a major upgrade to our technology infrastructure and information systems. This upgrade will result in a consolidation from multiple critical legacy systems to primarily one fully integrated enterprise system. While we are taking great care to properly plan this implementation and to test the solution fully prior to the conversion, there can be no guarantees given that the conversion will not disrupt our operations.

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

•                                          continued downturn in the semiconductor industry; and

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

During the quarter ended December 28, 2002, our research and development expenses were 11% of net sales.  Over the last three fiscal years, our research and development expenses have been in the range of 11% to 13% of net sales. Our future success depends on our ability to anticipate our customers’ needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly. If we fail to effectively transfer production processes, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed.

We face risks associated with our international sales that could harm our financial condition and results of operations.

For the quarter ended December 28, 2002, 63% of our net sales were derived from international sales. For fiscal years 2002, 2001 and 2000, 60%, 55% and 59%, respectively, of our net sales were derived from international sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. The recent global economic slowdown has already had and is likely to continue to have a negative effect on various international markets in which we operate. This may cause us to simplify our international legal entity structure and reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. A portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales result from exports to foreign distributors, resellers and customers. Our international operations and sales are subject to a number of risks, including:

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

Our assets may fluctuate based on the stock price of Lumenis.

Our assets may also be affected by any fluctuations in the stock price of Lumenis, which we received in 2001 as consideration for the sale of our Medical segment. At April 30, 2001, we estimated the value of the Lumenis stock at $124.4 million. As of June 29, 2002, the market value of our investment in Lumenis had declined from our initial valuation of $124.4 million to $20.2 million. The decline was deemed to be other-than-temporary and an impairment loss of $79.2 million (net of income taxes of $25.0 million) was recognized in the quarter ended June 29, 2002. As of December 28, 2002 the market value of our investment in Lumenis had declined to $9.9 million.  This decline was deemed to be other-than-temporary and an additional impairment loss of $10.2 million was recognized in the quarter ended December 28, 2002. Currently, we do not hedge our investment in Lumenis stock. The Lumenis stock received is unregistered and its trading is subject to restrictions under the Securities and Exchange Commission Rule 144 and other restrictions. Any further reduction in the stock price of Lumenis could decrease our total assets.

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

Competition in the various photonics markets in which we provide products is very intense. We compete against a number of companies, including Thermo Electron Corporation’s Spectra-Physics Lasers business unit, JDS Uniphase, Inc., Cymer, Inc., Gigaphoton, Rofin-Sinar, Lightwave Electronics and Excel Technology. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Several of our competitors that have large market capitalizations or strong cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

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

Laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of our lasers, laser products and systems involves a highly complex and precise process. As a result of the technical complexity of our products, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve such yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected. We provide warranties on certain of our product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty.  We currently establish warranty reserves based on historical warranty costs for each product line.  If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

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

We have changed our manufacturing strategy so that more of our products will be sourced from contract manufacturers. We are in the process of transfering our printed circuit board manufacturing activities in Auburn, California, to a global electronics contract manufacturer who has factories in North America, Asia and Europe.  The transition should be completed by June 2003.  Our ability to resume internal manufacturing operations for those products will be severely limited. The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products. The inability of any contract manufacturer to meet our cost, quality, performance and availability standards could adversely impact our financial condition or results of operations. We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations. The smooth transition from internal manufacturing to contract manufacturing by a third party is critical to our success. Failure to implement and manage a successful transition may cause severe disruptions in our supply chain that will affect the cost, quality and availability of products.

Furthermore, because we have outsourced some manufacturing operations to contract manufacturers, have experienced lower sales volumes and have exited the passive telecom business, we now have excess manufacturing capacity in existing facilities. As of December 28, 2002, we have land, buildings and improvements (before impairment charges) of $12.4 million related to facilities in Lincoln, California which are held for sale. During fiscal 2001, construction on these facilities was suspended. In the fourth quarter of fiscal 2002, management decided that, given our exit from the passive telecom market and the outsourcing of the production of printed circuit boards, this facility was not needed to support our operations and put the building up for sale.  During the quarter ended December 28, 2002, we determined the estimated net realizable value of the land, building and improvements to be $9.1 million and the estimated net realizable value of equipment to be $0.2 million. As a result, we recorded impairment loss of $3.1 million ($2.7 million after-tax) during the quarter ended December 28, 2002 to write-down the land, buildings, improvements and equipment to their estimated net realizable value at December 28, 2002.

We are currently restructuring our operations, including the consolidation of CO2 manufacturing operations at our Bloomfield, Connecticut facility, and implementing cost reduction activities to eliminate this excess capacity. Our ability to reduce our excess manufacturing capacity and to consolidate facilities may be made more difficult by further weakening of the seminconductor industry and worsening of general economic conditions in the United States and globally. If we are unable to reduce our excess manufacturing capacity and facilities, this may negatively impact our operations, cost structure and financial performance.

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

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, which may harm our business.  Refer further discussion on acquisitions in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

We use standard laboratory and manufacturing materials that could be considered hazardous and we could be liable for any damage or liability resulting from accidental environmental contamination or injury.

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

For the quarter ended December 28, 2002, our research and development costs were $11.7 million, or 11%, of net sales.  For our fiscal years 2002, 2001 and 2000, our research and development costs were $52.6 million, or 13%, $53.0 million, or 11%, and $40.7 million, or 11%, of net sales, respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 28, 2002, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior maturity to meet our liquidity needs.

At December 28, 2002, the fair value of the trading debt securities was $189.2 million, $77.4 million of which is classified as cash and equivalents and $111.8 million is classified as short-term investments on our consolidated balance sheet at December 28, 2002.

At December 28, 2002, we had fixed rate long-term debt of approximately $47.4 million, and a hypothetical 10% decrease in interest rates would not have a material impact on the fair market value of this debt, based on pricing models using current interest rates. We do not hedge any interest rate exposures.

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

Excluding Lambda Physik (discussed separately below), a hypothetical 10 percent appreciation of the forward adjusted US dollar to December 28, 2002 market rates would decrease the unrealized value of our forward contracts by $0.7 million. Conversely, a hypothetical 10 percent depreciation of the forward adjusted US dollar to December 28, 2002 market rates would increase the unrealized value of our forward contracts by $0.9 million.

The following table provides information about our foreign exchange forward contracts at December 28, 2002. The table presents the value of the contracts in US dollars at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value. The U.S. notional fair value represents the contracted amount valued at December 28, 2002 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	US Notional Contract Value	US Notional Fair Value
Fair Value Hedges:

Euro	0.9869	$8,586	$8,892
British Pound Sterling	1.5776	1,814	1,837
Japanese Yen	123.0511	(2,438)	(2,497)

At Lambda Physik, a hypothetical 10 percent appreciation of the EURO to December 28, 2002 market rates would decrease the unrealized value of our forward contracts by 0.1 million EURO. Conversely, a hypothetical 10 percent depreciation of the EURO to December 28, 2002 market rates would increase the unrealized value of our forward contracts by 0.2 million EURO.

The following table provides information about Lambda Physik’s foreign exchange forward contracts at December 28, 2002. The table presents the value of the contracts in EURO at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value. The EURO notional fair value represents the contracted amount valued at December 28, 2002 rates.

Forward contracts to sell foreign currencies for EURO (in thousands, except contract rates):

	Average Contract Rate	EURO Notional Contract Value	EURO Notional Fair Value
Fair Value Hedges:

Japanese Yen	0.0080	1,107	1,123
U.S. Dollar	0.9569	478	487

In addition to forward contracts, we have a variable interest loan to hedge our firm commitment to one EURO customer through June 2004. As December 28, 2002 the fair value of the loan is $564,000 at 3.75%. A hypothetical 10% fluctuation in interest rates and currency exchange rates would not have a material impact on the financial statements.

EQUITY SECURITY PRICE RISK

We have investments in publicly-traded equity securities, primarily our investment in Lumenis. As we account for these securities as available-for-sale, unrealized gains and losses resulting from changes in the fair value of these securities are reflected in stockholders’ equity, and not reflected in earnings until the securities are sold or a decline in value is determined to be other-than-temporary. The market value of our Lumenis shares declined to $20.2 million as of June 29, 2002 from its initial valuation of $124.4 million in April 2001 and its value of $109.1 million at September 29, 2001.  During the quarter ended June 29, 2002, we determined that the decline in the market value of our investment in Lumenis as of June 29, 2002 was other-than-temporary and, as a result, we recognized a pretax loss of $104.2 million to reflect this other-than-temporary decline in market value.  At December 28, 2002, the market value of our investment in Lumenis was $9.9 million.  During the quarter ended December 29, 2002, we determined that decline from the market value of $20.2 million at June 29, 2002 to $9.9 million at December 28, 2002 was other-than-temporary and, as a result, we recognized a pretax loss of $10.2 million to reflect this other-than-temporary decline in market value. We will continue to evaluate the Lumenis investment to determine whether there are additional other-than-temporary impairments.  Temporary decreases or increases in the value of the Lumenis investment, if any, will be recorded in accumulated other comprehensive income (loss).  In addition, in future periods, we may recognize a gain or loss if we sell our Lumenis shares at a price other than our carrying value. A 20% adverse change in equity prices would result in an approximate $2.0 million decrease in the fair value of our available-for-sale equity investments as of December 28, 2002. The Lumenis common stock is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement. Currently, we do not hedge our investment in Lumenis stock. Due to the nature and terms of this security, we may continue to experience a material change in the value of our investment related to future price fluctuations of the security.

Item 4.    CONTROLS AND PROCEDURES

a.               Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

b.              There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
N/A

ITEM 2.	Changes in Securities and Use of Proceeds
N/A

ITEM 3.	Defaults Upon Senior Securities
N/A

ITEM 4.	Submission of Matters to a Vote of Security Holders
N/A

ITEM 5.	Other Information
N/A

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
The Company filed a report on Form 8-K on January 15, 2003 relating to the termination of activities of its Telecom-Actives Group.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

February 11, 2003	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer (Principal Executive Officer)

February 11, 2003	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Form of Sarbanes-Oxley Section 302(a) Certification

I, John R. Ambroseo, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Coherent, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             Coherent Inc.’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Coherent, Inc. and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to Coherent, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      evaluated the effectiveness of Coherent, Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.             Coherent, Inc.’s other certifying officer and I have disclosed, based on our most recent evaluation, to Coherent, Inc.’s auditors and the audit committee of Coherent Inc.’s board of directors (or persons performing the equivalent functions):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for Coherent Inc.’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in Coherent Inc.’s internal controls; and

6.             Coherent, Inc.’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

	By/s/:	JOHN R. AMBROSEO
John R. Ambroseo President and Chief Executive Officer

Form of Sarbanes-Oxley Section 302(a) Certification

I, Helene Simonet, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Coherent, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       Coherent Inc.’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Coherent, Inc. and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to Coherent, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      evaluated the effectiveness of Coherent, Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.             Coherent, Inc.’s other certifying officer and I have disclosed, based on our most recent evaluation, to Coherent, Inc.’s auditors and the audit committee of Coherent Inc.’s board of directors (or persons performing the equivalent functions):

d.                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for Coherent Inc.’s auditors any material weaknesses in internal controls; and

e.                                       any fraud, whether or not material, that involves management or other employees who have a significant role in Coherent Inc.’s internal controls; and

6.             Coherent, Inc.’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

	By/s/:	HELENE SIMONET
Helene Simonet Executive Vice President and Chief Financial Officer