Form 10-Q
period 2003-03-29
COHERENT INC
filed 2003-05-13
CIK 21510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2003

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, at April 22, 2003 was 29,315,703 shares.

COHERENT, INC.

PART I.   FINANCIAL INFORMATION

Item I. Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

NET SALES	$103,512	$98,649	205,542	$195,268
COST OF SALES	62,521	58,657	124,108	113,256
GROSS PROFIT	40,991	39,992	81,434	82,012
OPERATING EXPENSES:
Research and development	12,261	13,616	23,933	27,544
Selling, general and administrative	25,923	23,306	49,587	46,025
Restructuring and other charges	405		20,464
Goodwill impairment	2,358		2,358
Intangibles amortization	947	898	1,782	1,806
TOTAL OPERATING EXPENSES	41,894	37,820	98,124	75,375
INCOME (LOSS) FROM OPERATIONS	(903)	2,172	(16,690)	6,637
OTHER INCOME (EXPENSE):
Interest and dividend income	1,426	2,071	3,323	4,409
Interest expense	(1,021)	(1,411)	(2,105)	(2,899)
Foreign exchange gain (loss)	(198)	77	(509)	(471)
Write-down of Lumenis investment			(10,212)
Other - net	4,588	2,018	4,529	1,498
TOTAL OTHER INCOME (EXPENSE), NET	4,795	2,755	(4,974)	2,537
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	3,892	4,927	(21,664)	9,174
PROVISION (BENEFIT) FOR INCOME TAXES	2,033	1,684	(3,317)	3,056
INCOME (LOSS) FROM OPERATIONS BEFORE MINORITY INTEREST	1,859	3,243	(18,347)	6,118
MINORITY INTEREST IN SUBSIDIARIES’ EARNINGS	68	(236)	(209)	(381)
NET INCOME (LOSS)	$1,927	$3,007	(18,556)	$5,737

NET INCOME (LOSS) PER SHARE:
Basic	$0.07	$0.10	$(0.64)	$0.20
Diluted	$0.07	$0.10	$(0.64)	$0.20

SHARES USED IN COMPUTATION:
Basic	29,265	28,684	29,200	28,598
Diluted	29,503	29,268	29,200	29,174

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	March 29, 2003	September 28, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,665	$131,018
Short-term investments	151,985	133,940
Accounts receivable—net of allowances of $4,233 and $4,038, respectively	83,831	76,478
Inventories	94,960	89,218
Prepaid expenses and other assets	36,832	39,286
Deferred tax assets	66,851	55,883
TOTAL CURRENT ASSETS	527,124	525,823
PROPERTY AND EQUIPMENT	278,163	277,505
ACCUMULATED DEPRECIATION AND AMORTIZATION	(122,315)	(105,504)
Property and equipment—net	155,848	172,001
GOODWILL, NET	34,720	31,600
PURCHASED INTANGIBLES, NET	28,213	23,555
OTHER ASSETS	48,521	51,278
	$794,426	$804,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$221	$14,811
Current portion of long-term obligations	7,429	14,887
Accounts payable	15,817	13,757
Income taxes payable	4,228	1,274
Other current liabilities	58,472	53,478
TOTAL CURRENT LIABILITIES	86,167	98,207
LONG-TERM OBLIGATIONS	43,308	43,345
OTHER LONG-TERM LIABILITIES	65,047	55,860
MINORITY INTEREST IN SUBSIDIARIES	48,984	49,602
STOCKHOLDERS’ EQUITY:
Common stock, par value $.01:
Authorized—500,000 shares Outstanding—29,290 shares and 29,042 shares, respectively	291	289
Additional paid-in capital	287,984	284,182
Notes receivable from stock sales	(1,141)	(2,045)
Accumulated other comprehensive income	9,885	2,360
Retained earnings	253,901	272,457
TOTAL STOCKHOLDERS’ EQUITY	550,920	557,243
	$794,426	$804,257

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	SIX MONTHS ENDED
	March 29, 2003	March 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,556)	$5,737
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Purchases of short-term trading investments	(210,242)	(76,728)
Proceeds from sales of short-term trading investments	178,241	82,278
Write-down of Lumenis investment	10,212
Write-down of notes receivable from Picometrix	3,723
Restructuring and impairment charges	16,843
Goodwill impairment	2,358
Depreciation and amortization	13,957	11,214
Intangibles amortization	1,782	1,806
Deferred income taxes	(12,718)	1,698
Other	451	774
Changes in operating assets and liabilities	13,438	616
Net Cash Provided By (Used For) Operating Activities	(511)	27,395
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,568)	(23,564)
Proceeds from dispositions of property and equipment	903	3,691
Acquisition of business, net of cash acquired	(11,364)
Other - net	1,487	52
Net Cash Used For Investing Activities	(21,542)	(19,821)
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings	337	10
Long-term debt payments	(9,521)	(4,215)
Short-term borrowings	710	4,762
Short-term repayments	(16,587)	(3,987)
Cash overdrafts increase (decrease)	(147)	1,662
Sales of shares under employee stock plans	3,393	6,324
Collection of notes receivable from stock sales	904	66
Net Cash Provided By (Used For) Financing Activities	(20,911)	4,622
Effect of exchange rate changes on cash and cash equivalents	4,611	(571)
Net increase (decrease) in cash and cash equivalents	(38,353)	11,625
Cash and cash equivalents, beginning of period	131,018	77,409
CASH AND CASH EQUIVALENTS, END OF PERIOD	$92,665	$89,034

NONCASH INVESTING AND FINANCING ACTIVITIES:
Tax benefit from stock option exercises	$334	$750

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                          BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2002.  All adjustments necessary for a fair presentation have been made and include all normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

Certain prior period amounts have been reclassified to conform to the current period presentation.  Such reclassification had no impact on net income (loss) or stockholders’ equity for any period presented.

2.                          DISCONTINUED OPERATIONS

On February 25, 2001, we entered into a definitive agreement to sell our Medical segment to Lumenis, Ltd. (formerly ESC Medical Systems Ltd.) and on April 30, 2001, we completed the sale of the Medical segment assets for cash of $100.0 million, notes receivable of $12.9 million and 5,432,099 shares of Lumenis common stock.  We estimated the total value of this consideration to be $236.0 million as of the closing of the sale.  The agreement provided additional cash consideration up to $6.0 million if the actual net tangible assets sold are more than a predetermined amount and a note receivable reduction if the actual net tangible assets sold are less than a predetermined amount.  In June 2002, we reached a purchase price settlement with Lumenis, resulting in a gain of $1.9 million (net of income taxes of $1.2 million), which was included in results of discontinued operations in fiscal 2002.  In addition, the agreement provides a future earnout payment of up to $25.0 million based on the future sales of certain Medical laser and light-based products through December 31, 2004.

The face value of the note received is $12.9 million, bearing interest of 5% payable semi-annually over its 18 month term and was due on October 30, 2002.  At April 30, 2001, we recorded the note at its fair value of $11.6 million and amortized the discount to interest income over the term of the note.  In October 2002, we renegotiated the terms of our note receivable from Lumenis (see Note 11).  The Lumenis common stock received is unregistered and its trading is subject to restrictions under Rule 144 of the Securities Act of 1933 and other contractual restrictions as defined in the definitive agreement.  At April 30, 2001, we estimated the value of the Lumenis stock at $124.4 million (see Note 6 concerning the subsequent write-down of this investment).

The disposal of the Medical segment represents the disposal of a business segment under Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” (APB No. 30).  Accordingly, results of the operations of the Medical segment have been classified as discontinued and prior periods have been reclassified on this basis.

3.                          ACQUISITIONS

On December 6, 2002, we acquired Molectron Detector, Inc. (Molectron) of Portland, Oregon for approximately $11.5 million in cash.  Molectron designs and manufactures laser test and measurement equipment used across all photonics-based applications and markets.

The aggregate purchase price of $11.5 million has been allocated to the net assets acquired as follows (in thousands):

Tangible assets	$4,391
Goodwill	5,478
Intangible assets:
Existing technology	5,680
Customer base	350
Trade name	80
Liabilities assumed	(2,155)
Deferred tax liabilities	(2,288)
Total	$11,536

The other intangibles, principally existing technology, customer base and trade name are amortized over the estimated useful lives of 1 to 10 years.  Pro forma results of operations have not been presented because the effects of this acquisition were not material to our consolidated results of operations.

4.                          REVENUE RECOGNITION

We recognize revenue in accordance with SAB 101, “Revenue Recognition.”  Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is probable.  Delivery is generally considered to have occurred upon shipment.  Our products typically include a one-year warranty and the estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

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

5.                          RECENT ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” it retains many of the fundamental provisions of SFAS No. 121.  SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30 for the disposal of a segment of a business.  However, it retains the requirement in APB No. 30 to report  separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of  (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  We adopted SFAS No. 144 on September 29, 2002.  The adoption did not have a material effect on our operating results or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses accounting for restructuring and similar costs.  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (EITF Issue No. 94-3).  We adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 28, 2002.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements With Multiple Deliverables” (EITF Issue No. 00-21).  The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company.  The provisions of EITF Issue No. 00-21 are applicable to agreements entered into after June 15, 2003.  We are currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on our operating results or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.  We adopted the disclosure requirements of FIN 45 in the first quarter of fiscal 2003 (see Note 11 concerning the reserve for warranty costs).  The recognition and measurement provisions have been applied to guarantees issued or modified after December 31, 2002.  The adoption of the recognition and measurement provisions did not have a material effect on our operating results or financial condition.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We adopted the disclosure provisions of SFAS No. 148 in the second quarter of fiscal 2003 (see Note 13).

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks.  These entities have been commonly referred to as “special purpose entities.”  The underlying principle behind the new Interpretation is that if a business enterprise has a controlling financial interest in an entity, defined in the guidance as a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.  The Interpretation explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity.  We will apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003.  For variable interest entities created before January 31, 2003, we will be required to consolidate all entities in which it was deemed to be the primary beneficiary beginning in the fourth quarter of fiscal 2003.  If it is reasonably possible an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003.

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

6.                          SHORT-TERM INVESTMENTS

All highly liquid investments with a remaining maturity of three months or less at the time of purchase are considered to be cash equivalents and are classified as trading securities.  Marketable short-term investments in debt securities are generally classified and accounted for as trading securities and are valued based on quoted market prices (see Note 16).  Marketable short-term investments in equity securities are generally classified and accounted for as available-for-sale and are valued based on quoted market prices.  Management determines the appropriate classification of debt and equity securities at the time of purchase.  Investments in debt and equity securities classified as trading are reported at fair value, with unrealized gains and losses included in earnings.  Instruments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in stockholders’ equity until realized.  Interest and amortization of premiums and discounts for debt securities are included in interest income.  Gains and losses on securities sold are determined based on the specific identification method and are included in other income (expense).

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 29, 2003
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Cash and equivalents	$92,665			$92,665

Short-term investments:
Trading securities:
Commercial paper	4,579	$9		4,588
Certificates of deposit	7,950	20		7,970
US government and agency obligations	76,926	554	$(6)	77,474
Corporate notes and obligations	54,528	369	(65)	54,832
Total trading securities	143,983	952	(71)	144,864

Available-for-sale securities:
Corporate equity securities	9,941		(2,820)	7,121
Total available-for-sale securities	9,941		(2,820)	7,121

Short-term investments	153,924	952	(2,891)	151,985

Cash and short-term investments	$246,589	$952	$(2,891)	$244,650

	September 28, 2002
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Cash and equivalents	$131,018			$131,018

Short-term investments:
Trading securities:
Commercial paper	10,940	$3		10,943
Certificates of deposit	3,000	46		3,046
US government and agency obligations	38,107	526	$(15)	38,618
Corporate notes and obligations	59,656	665	(65)	60,256
Total trading securities	111,703	1,240	(80)	112,863

Available-for-sale securities:
Corporate equity securities	20,153	924		21,077
Total available-for-sale securities	20,153	924		21,077

Short-term investments	131,856	2,164	(80)	133,940

Cash and short-term investments	$262,874	$2,164	$(80)	$264,958

Debt securities are classified as trading securities.  Realized gains from debt securities were $198,000 and $89,000  for the six months ended March 29, 2003 and March 30, 2002, respectively.  Realized losses from debt securities were $0 and $94,000 for the six months ended March 29, 2003 and March 30, 2002, respectively.

The investments in corporate equity securities at March 29, 2003 and September 28, 2002 represent the fair value of our investment (5,432,099 shares) in Lumenis common stock and are classified as available-for-sale.  The Lumenis common stock is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement.  The unrealized gain (loss) on the investment was included in accumulated comprehensive income (loss).

In determining if and when a decline in the value of our Lumenis stock is other-than-temporary, as required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” management evaluates the length of time that the market value has been below cost, the severity of the decline relative to cost, current and expected future market conditions, the financial condition of Lumenis and other relevant criteria.  When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.  As of June 29, 2002 the market value of our investment in Lumenis had declined from our initial valuation of $124.4 million to $20.2 million.  This decline was deemed to be other-than-temporary and an impairment loss of $104.2 million ($79.2 million after income tax benefit of $25.0 million) was recognized in the quarter ended June 29, 2002.  The $25.0 million in tax benefit related to the impairment loss in the quarter ended June 29, 2002 is net of a $16.6 million valuation allowance recorded against this capital loss deferred tax asset.  As of December 28, 2002 the market value of our investment in Lumenis had declined to $9.9 million.  This decline was deemed to be other-than-temporary and an additional impairment loss of $10.2 million was recognized in the quarter ended December 28, 2002.  We recorded no net tax benefit related to the $10.2 million impairment loss as we recorded a $4.1 million valuation allowance against this capital loss deferred tax asset. Unrealized gains and losses subsequent to December 28, 2002 from the new cost basis are recorded in accumulated other comprehensive income (loss) (OCI).  As of March 29, 2003, the market value of our investment in Lumenis had declined to $7.1 million.  This decline was deemed to be temporary and no impairment loss was recognized in the quarter ended March 29, 2003.  If the market value of the Lumenis stock continues to decline in the remainder of fiscal 2003 or beyond, we may recognize additional losses on this investment.

7.                          DERIVATIVES

Effective October 1, 2000, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended.  The statement requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in OCI and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense).

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

The net derivative loss of $146,000 included in OCI as of March 29, 2003 will be amortized into earnings through December 2020 for a hedge related to a building purchase option which was exercised in December 2000.

We entered into a loan to hedge our firm commitment to one Euro customer through June 2004.  For this fair value hedge, effectiveness is measured by comparing the principal balance of the loan against the firm commitment balance.  As of March 29, 2003, the loan principal balance of $555,000 exceeded the firm commitment by $92,000.  The effect on earnings is recorded to other income (expense) and was not significant for the quarter ended March 29, 2003.

Forwards not designated as hedging instruments under SFAS No. 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies.  Changes in the fair value of these derivatives are recognized in other income (expense).

8.                          GOODWILL AND OTHER INTANGIBLE ASSETS

Effective October 1, 2001 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No.142 was effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal years beginning after March 15, 2001.  Upon adoption of SFAS No. 142, we stopped the amortization of goodwill with a net carrying value of $32.1 million at September 29, 2001 and annual amortization of $4.1 million, including amortization resulting from the acquisitions of Crystal Associates, Inc. in November 2000, DeMaria Electro-Optics Systems, Inc. and MicroLas Laser System GmbH in April 2001, and other business combinations initiated prior to the adoption of SFAS 141, “Business Combinations.”

Under SFAS No. 142, material amounts of goodwill attributable to each of our reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value.  Fair value is determined using a discounted cash flow methodology. These impairment tests are required to be performed at adoption and at least annually thereafter.  On an ongoing basis (absent any impairment indicators), we perform our impairment tests during the fourth quarter (based on our third quarter financial statements), in conjunction with our annual budgeting process.

As part of our adoption of SFAS No. 142, we completed the initial impairment tests during the second quarter of fiscal 2002 and the annual impairment tests during the fourth quarter of fiscal 2002 and these tests resulted in no impairment.  In the second quarter of fiscal 2003, our Lambda Physik reporting segment lowered its forecasted outlook in the lithography business and we determined the significant changes in the economic outlook for this business were an indicator that an impairment test was required under SFAS No. 142.  As of March 29, 2003 we performed an impairment test on the goodwill associated with the lithography business.  As a result of our analysis, we determined that the goodwill associated with this business was impaired and we recorded a charge of $2.4 million ($1.8 million net of minority interest) in the second quarter of fiscal 2003.

The carrying amount of goodwill attributable to each reportable segment is as follows (in thousands):

	Lambda Physik	Electro-Optics	Total
Balance, September 28, 2002	$20,618	$10,982	$31,600
Goodwill acquired (Note 3)		5,478	5,478
Impairment charges	(2,358)		(2,358)
Balance, March 29, 2003	$18,260	$16,460	$34,720

In connection with adopting SFAS No. 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continued to be appropriate, except for workforce-in-place with a net carrying value of $790,000, which was reclassified into goodwill.  The components of our amortizable intangible assets are as follows (in thousands):

	March 29, 2003			September 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Acquired existing Technology	$24,834	$4,198	$20,636	$19,404	$3,198	$16,206
Patents	7,654	2,174	5,480	6,961	1,668	5,293
Licenses	4,261	3,409	852	4,261	3,195	1,066
Drawings	1,052	404	648	956	272	684
Order backlog	1,039	1,039		945	945
Customer lists	980	433	547	630	324	306
Trade Name	80	30	50
	$39,900	$11,687	$28,213	$33,157	$9,602	$23,555

Amortization expense for intangible assets during the second quarter of fiscal 2003 was $0.9 million ($1.8 million year-to-date). As of March 29, 2003 estimated amortization expense for the remainder of fiscal 2003 and the five succeeding fiscal years (exclusive of estimated amortization for intangible assets acquired from Positive Light, Inc. on April 1, 2003 (see Note 16)) are as follows (in thousands):

Estimated Amortization Expense

2003 (remainder)	$1,897
2004	3,647
2005	3,307
2006	2,869
2007	2,569
2008	2,566

9.                          COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Net income (loss)	$1,927	$3,007	$(18,556)	$5,737
Translation adjustment	4,746	(1,846)	9,927	(5,777)
Net gain on derivative instruments	2	68	92	116
Changes in unrealized loss on available-for-sale securities	(1,864)	(26,793)	(2,494)	(32,161)
Total comprehensive income (loss)	$4,811	$(25,564)	$(11,031)	$(32,085)

The following summarizes activity in accumulated other comprehensive income (loss) related to derivatives, net of income taxes, held by us (in thousands):

Balance, September 29, 2001	$47
Changes in fair value of derivatives	(356)
Net gains reclassified from OCI	472
Balance, March 30, 2002	$163

Balance, September 28, 2002	$(238)
Changes in fair value of derivatives	(7)
Net gains reclassified from OCI	99
Balance, March 29, 2003	$(146)

Accumulated other comprehensive income (net of tax) at March 29, 2003 is comprised of accumulated translation adjustments of $11.9 million, net loss on derivative instruments of $(146,000) and unrealized loss on available-for-sale securities of $(1.9 million).  Accumulated other comprehensive income (net of tax) at September 28, 2002 is comprised of accumulated translation adjustments of  $2.0 million, net loss on derivative instruments of $(238,000) and unrealized gain on available-for-sale securities of $577,000.

10.                   EARNINGS (LOSS) PER SHARE

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

The following table presents information necessary to calculate basic and diluted earnings (loss) per common and common equivalent share (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Weighted average shares outstanding – Basic	29,265	28,684	29,200	28,598

Common stock equivalents	208	556		551
Employee stock purchase plan equivalents	30	28		25

Weighted average shares and equivalents – Diluted	29,503	29,268	29,200	29,174
Net income (loss) for basic and diluted earnings per share computation	$1,927	$3,007	$(18,556)	$5,737
Net income (loss) per share –basic	$0.07	$0.10	$(0.64)	$0.20
Net income (loss) per share –diluted	$0.07	$0.10	$(0.64)	$0.20

A total of 3,777,000 and 2,225,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the three months ended March 29, 2003 and March 30, 2002, respectively.  A total of 3,801,000 and 2,311,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the six months ended March 29, 2003 and March 30, 2002, respectively.

11.                   BALANCE SHEET DETAILS:

Inventories are as follows (in thousands):

	March 29, 2003	September 28, 2002
Purchased parts and assemblies	$31,597	$31,516
Work-in- process	37,713	32,845
Finished goods	25,650	24,857
Net inventories	$94,960	$89,218

Prepaid expenses and other assets consist of the following (in thousands):

	March 29, 2003	September 28, 2002
Prepaid expenses and other	$17,667	$16,757
Note receivable from Lumenis	6,914	12,828
Prepaid income taxes	2,998	9,235
Assets held for sale	9,253	466
Prepaid expenses and other assets	$36,832	$39,286

In October 2002, we renegotiated the terms of our note receivable from Lumenis that we received as part of the consideration for the sale of our Medical segment to Lumenis.  The face value of the note is $12.9 million with 5% per annum interest and the note was originally due on October 30, 2002.  Under the renegotiated terms, Lumenis made payments of $6.0 million in the six months ended March 29, 2003, $1.4 million on March 31, 2003 and $1.4 million on April 30, 2003 and is required to pay the remainder in three equal monthly installments.  Payment of the final three monthly installments will be accelerated in the event that Lumenis receives certain additional financing, as defined in the note agreement.  In consideration for the renegotiated terms, interest on unpaid principal accrues at 9% per annum (compared to 5% under the original terms) and is payable monthly.

In August 2002, we entered into a loan agreement with Picometrix, Inc. (Picometrix) of Michigan.  Picometrix develops and manufactures ultra high-speed photoreceivers and instrumentation for the telecommunication, data communication and test and measurement markets, focusing on epitaxial growth, photodetector design and microfabrication, high-speed microwave packaging, hybrid circuit assembly and high-speed testing.  Under the loan agreement, we provided Picometrix with $6.0 million of debt financing in exchange for (1) a nine-month option to purchase 100% of the equity of Picometrix for $6.0 million plus a two-year earn-out of up to $23.0 million and (2) the repayment of the $6.0 million of loan principal at maturity and interest at the greater of prime (4.25% at September 28, 2002) minus 0.5% or 3.0% payable monthly over its term.  The maturity date varies depending on whether we exercise the option to acquire Picometrix.  We originally recorded the purchase option at its fair value of $1.4 million and the note at its fair value of $4.6 million and were amortizing the discount to interest income over the estimated 18-month term of the note.  On November 22, 2002, we terminated our option to purchase Picometrix and, as a result, the note is payable to us in full on May 26, 2003.  As a result of this decision, we evaluated the collectibility of the note receivable from Picometrix, including the ability of Picometrix to make the required interest and principal payments.  We determined that the estimated net realizable value of the note at December 28, 2002 was $1.0 million, and accordingly recorded an impairment loss of $3.7 million ($2.3 million after-tax) during the quarter ended December 28, 2002 (see Note 12).  In addition, during the quarter ended December 28, 2002, we recorded a charge of $1.4 million to write-off the option to purchase Picometrix (see Note 12).  As of March 29, 2003 the note receivable from Picometrix is recorded at its estimated net realizable value of $1.0 million.

Assets held for sale at March 29, 2003 include $9.0 million of buildings, building improvements and land for our Lincoln, California, facility, $0.1 million of impaired telecommunications equipment and $0.2 million of impaired equipment at the Lincoln facility, all of which are recorded at net realizable value (see Note 12).  Assets held for sale at September 28, 2002 include $0.5 million of impaired telecommunications equipment recorded at net realizable value.

Other assets consist of the following (in thousands):

	March 29, 2003	September 28, 2002
Deferred tax assets	$26,961	$23,665
Deferred compensation	16,838	15,516
Other assets	3,727	11,065
Assets held for investment	995	1,032
Other assets	$48,521	$51,278

Assets held for investment at March 29, 2003 and at September 28, 2002 include our former manufacturing facility in Sturbridge, Massachusetts which we leased to Convergent Prima, Inc. through March 31, 2003.

Other current liabilities consist of the following (in thousands):

	March 2003, 2003	September 28, 2002
Accrued expenses and other	$24,283	$18,368
Accrued payroll and benefits	17,662	19,217
Reserve for warranty	9,672	8,495
Customer deposits	3,688	3,074
Deferred income	3,167	4,324
Other current liabilities	$58,472	$53,478

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

Components of the reserve for warranty costs during the six months ended March 29, 2003 were as follows (in thousands):

Balance at September 28, 2002	$8,495
Additions related to current period sales	6,104
Warranty costs incurred in the current period	(4,852)
Adjustments to accruals related to prior period sales	(75)
Balance at March 29, 2003	$9,672

Other long-term liabilities consist of the following (in thousands):

	March 29, 2003	September 28, 2002
Deferred tax liabilities	$43,571	$36,433
Deferred compensation	16,838	15,516
Deferred income and other	4,041	3,271
Environmental remediation costs	597	640
Other long-term liabilities	$65,047	$55,860

12.                   RESTRUCTURING AND OTHER CHARGES

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

During the quarter and six months ended March 29, 2003, we recorded restructuring, impairment and other charges of $0.4 million ($0.3 million after-tax) and $20.5 million ($13.5 million after-tax), respectively, that were classified in our statement of operations as follows (in thousands):

	THREE MONTHS ENDED March 29, 2003	SIX MONTHS ENDED March 29, 2003
Termination of activities of the Coherent Telecom-Actives Group	$405	$13,783
Impairment of Lincoln land and building	90	3,150
Impairment of Picometrix note (Note 11)		3,723
Other	(90)	(192)
	$405	$20,464

On November 6, 2002, we decided to terminate the activities of our Coherent Telecom-Actives Group (CTAG), an operating segment that had been aggregated with our Photonics Group in our Electro-Optics reportable segment.  Based on new market information and insights and the status of our development projects at CTAG obtained subsequent to September 28, 2002, we determined that our return on investment for at least the next several years would have been unsatisfactory and, therefore, additional investments were no longer justified.  The charge related to our CTAG operating segment in the quarter ended December 28, 2002 results from the $6.5 million write-down of equipment and leasehold improvements to net realizable value, a $4.8 million accrual for the estimated contractual obligation for lease and other facility costs of the building, net of estimated sublease income, in San Jose, California, formerly occupied by CTAG, the $1.4 million write-off of our option to purchase Picometrix, Inc. and $0.7 million of other restructuring costs.  In the quarter ended March 29, 2003, we recorded an additional charge of $0.9 million for the estimated contractual obligation for lease and other facilities costs of the building, net of estimated sublease income and a reversal of $0.5 million for other restructuring costs.

As of March 29, 2003, land, buildings and improvements included costs (before impairment charges) of $12.4 million related to facilities in Lincoln, California. During fiscal 2001, construction on these facilities was suspended. In the fourth quarter of fiscal 2002, management decided that, given our exit from the passive telecom market and the outsourcing of the production of printed circuit boards, this facility was not needed to support our operations and put the building up for sale.  As of September 28, 2002, the proposed sale of the building did not meet the necessary criteria to be classified as held for sale under SFAS No. 121 and, as a result, is classified as held for use in the balance sheet at September 28, 2002.  Effective September 29, 2002, we adopted SFAS No. 144 and upon adoption, the Lincoln facility continued to be classified as held for use.  During the quarter ended December 28, 2002, the proposed sale of the building met the necessary criteria to be classified as held for sale.  We determined the estimated net realizable value of the land, building and improvements to be $9.1 million and the estimated net realizable value of equipment to be $0.2 million.  As a result, we recorded an impairment loss of $3.1 million ($2.7 million after-tax) during the quarter ended December 28, 2002 to write-down the land, buildings, improvements and equipment to their estimated net realizable value at December 28, 2002.  In the quarter ended March 29, 2003, we recorded an additional impairment loss of $0.1 million to write-down the land, buildings and improvements to their estimated net realizable value of $9.0 million at March 29, 2003.

At March 29, 2003, we had $5.3 million accrued as a current liability on our balance sheet for restructuring charges.  The following table sets forth an analysis of the components of the fiscal 2003 restructuring charges, payments made against the accrual, and other provisions (reversals) through March 29, 2003 (in thousands):

	Severance Related	Facilities- Related Charges	Other Restructuring Costs	Total
Balance at September 28, 2002	$—	$—	$—	$—
Provision	139	5,508	1,157	6,804
Reversals			(524)	(524)
Deductions	(139)	(506)	(317)	(962)
Balance at March 29, 2003	$—	$5,002	$316	$5,318

The remaining restructuring accrual balance of approximately $5.3 million at March 29, 2003 is expected to result in cash expenditures through fiscal 2007 for facilities-related charges, net of estimated sublease income, and through fiscal 2003 for other restructuring costs.

The severance related costs are comprised of severance pay, outplacement services, medical and other related benefits for 6 employees terminated due to the termination of activities in CTAG.  Long-term asset write-downs include items identified as no longer needed to support our ongoing operations.  The facilities-related charges include the estimated $5.5 million contractual obligations for the lease and other facility costs of the building in San Jose, California, net of estimated sublease income.  Other restructuring costs primarily include expenses associated with terminating other contractual arrangements.

13.                   STOCK COMPENSATION

We have elected to continue to follow the recognition and measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB Opinion No. 25) to account for employee stock options.  Under APB Opinion No. 25, no compensation expense is recognized when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.  We have elected to continue to follow APB Opinion No. 25 because the alternative fair value method of accounting prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” requires the use of option valuation models that were not developed for use in valuing employee stock options.  These models also require subjective assumptions including future stock price volatility, and expected time to exercise, which greatly affect the calculated values.

For purposes of estimating the effect of SFAS No. 123 on our net income (loss), the fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE AND SIX MONTHS ENDED March 29, 2003	THREE AND SIX MONTHS ENDED March 30, 2002
Expected life in years	4.49-4.74	4.64-4.89

Expected volatility	76.1%	77.5%

Risk-free interest rate	2.5-2.7%	4.4%

Expected dividends	none	none

Our calculations for options under the Lambda Physik plan were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	THREE AND SIX MONTHS ENDED March 29, 2003	THREE AND SIX MONTHS ENDED March 30, 2002
Expected life in years	3.5	2.0

Expected volatility	75.0%	90.0%

Risk-free interest rate	4.7%	4.3%

Expected dividends	none	none

The resulting expense from options under the Lambda Physik plan is included in the pro forma net income (loss) amounts noted below.

Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.  The following table illustrates the effect on our net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Net income (loss), as reported	$1,927	$3,007	$(18,556)	$5,737
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	4,501	8,208	7,787	9,602
Pro forma net loss	$(2,574)	$(5,201)	$(26,343)	$(3,865)

Earnings per share:
Basic – as reported	$0.07	$0.10	$(0.64)	$0.20
Basic – pro forma	$(0.09)	$(0.18)	$(0.90)	$(0.14)

Diluted – as reported	$0.07	$0.10	$(0.64)	$0.20
Diluted – pro forma	$(0.09)	$(0.18)	$(0.90)	$(0.14)

14.                   COMMITMENTS AND CONTINGENCIES

During the second quarter of fiscal 2002, we renewed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California, a portion of which we are subleasing to our former Medical segment, which is now a part of Lumenis.  Our lease expires in February 2007.  Upon expiration of the lease, we have an option to purchase the property for $24.6 million, renew the lease for an additional five years or arrange for the sale of the property to a third party where we would retain an obligation to the owner for the difference between the sale price, if less than $24.6 million, and $21.3 million, subject to certain provisions of the lease.  If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million.  We occupied the building in July 1998 and commenced lease payments at that time.  The lease requires us to maintain specified financial covenants including maintaining a minimum tangible net worth, minimum quick ratio, debt to tangible net worth ratio and leverage ratio as well as limiting the number of quarters per year in which net losses are allowed, all of which we were in compliance with as of March 29, 2003.  At March 29, 2003, we did not carry any liability in respect of this lease on our books.

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

Management believes that our probable, nondiscounted net liability at March 29, 2003 for remaining costs associated with the above environmental matters is $0.6 million, which has been previously accrued.  This amount consists of total estimated probable costs of $0.7  million ($0.1 million included in other current liabilities and $0.6 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $0.1 million included in other assets from other parties named to the order.

15.                   SEGMENT INFORMATION

We are organized around three separately managed business units: the Photonics Group, the Telecom-Actives Group and Lambda Physik, which we have identified as operating segments.  On November 6, 2002, we decided to terminate the activities of the Telecom-Actives Group (see Note 12), an operating segment that had been aggregated with our Photonics Group in our Electro-Optics reportable segment, but is reported in our results from continuing operations.  Consistent with the guidance of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” we have aggregated these three operating segments into two reportable segments.  The Telecom-Actives Group is aggregated with the Photonics Group in the Electro-Optics segment as they have similar economic characteristics and are similar in the following: nature of products/services, nature of production process, type/class of customer, distribution methods and nature of regulatory environment.  The Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, OEM laser components, scientific research, biotechnology, medical OEMs, advanced packaging and interconnect, thermal imaging, printing and reprographics.  The Lambda Physik segment focuses on markets including lasers for the production of flat panel displays, lithography, ink jet printers, automotive, environmental research, scientific research, medical OEMs, materials processing and micro-machining applications.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Net Sales:
Electro-Optics	$79,321	$76,941	$157,219	$150,859
Lambda Physik	24,191	21,708	48,323	44,409
Total Net Sales	$103,512	$98,649	$205,542	$195,268

Intersegment Net Sales:
Electro-Optics	$8	$5	$15	$81
Lambda Physik	652	350	872	576
Total Intersegment Sales	$660	$355	$887	$657

Income (Loss) Before Income Taxes, Including Tax-effected Minority Interest:
Electro-Optics	$4,202	$2,382	$(11,756)	$6,558
Lambda Physik	(570)	268	(447)	409
Corporate and other	328	2,041	(9,670)	1,826
Total Income (Loss) Before Income Taxes, Including Tax-Affected Minority Interest	$3,960	$4,691	$(21,873)	$8,793

16.                   SUBSEQUENT EVENTS

Effective March 30, 2003, we transferred all securities formerly classified as trading securities to available-for-sale due to a change in our investment strategies.  As required by SFAS No. 115, the transfer of these securities between categories of investments will be accounted for at fair value and the unrealized gains and losses previously recognized in earnings through the date of transfer from the trading category will not be reversed.  All unrealized gains and losses subsequent to the date of transfer will be included as a separate component of comprehensive income (loss).

On April 1, 2003, we completed the acquisition of Positive Light, Inc. (PLI) of Los Gatos, California for approximately $43.3 million (approximately $38.9 million in cash and a $4.4 million note payable).  PLI designs and manufactures advanced solid-state lasers for the scientific and industrial markets.  This acquisition will be accounted for using the purchase method of accounting and, accordingly, we will preliminarily record $32 to $34 million excess of the purchase price which exceeds the fair value of the net assets acquired as goodwill and other intangibles.  In addition, we will immediately charge $4.4 million to expense for the amounts representing purchased in-process research and development related to projects that have not yet reached technological feasibility and have no alternative future use.

On April 22, 2003, we announced a tender offer to purchase the remaining 5,250,000 (39.6%) of outstanding shares of our Lambda Physik subsidiary at approximately $10.00 per share.  The tender offer is contingent upon our ability to obtain, at a minimum, 95% of the total issued and outstanding shares of Lambda Physik. The official tender offer is expected to commence by the beginning of June 2003, following approval of the German Federal Financial Supervisory Authority and will remain open for approximately six weeks thereafter.  The formal completion of the entire transaction is expected by as early as July 2003.

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

•                  restructuring and other charges;

•                  financial condition or results of operations as a result of recent accounting pronouncements;

•                  liquidity and sufficiency of existing cash, cash equivalents and short-term investments for near-term requirements;

•                  development and acquisition of new technology and intellectual property;

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

•                  use of financial market instruments;

•                  simplifications of our international legal entity structure and reduction of our presence in certain countries; and

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and under the heading “Business Environment and Industry Trends.”  All forward-looking statements included in this document are based on information available to us on the date hereof.  We assume no obligation to update any forward-looking statement.

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

We have two reportable business segments: Electro-Optics and Lambda Physik, which work with customers to provide cost-effective photonics-based solutions.  The Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, OEM laser components, scientific research, biotechnology, medical OEMs, advanced packaging and interconnect, thermal imaging, printing and reprographics.  Lambda Physik, our 60% owned subsidiary with headquarters located in Göttingen, Germany, focuses on markets including lasers for the production of flat panel displays, lithography, ink jet printers, automotive, environmental research, scientific research, medical OEMs, materials processing and micro-machining applications.

As lasers become less expensive, smaller and more reliable, they are increasingly replacing conventional tools and enabling technological advances in a variety of applications and industries including microtechnologies and nanotechnologies; semiconductor inspection; microlithography; measurement, test and repair of electronic circuits; medical, biotechnology; consumer electronics; industrial process and quality control; materials processing; printing; and research and development.  UV lasers are profiting from the trend towards miniaturization, which is a driver of innovation and growth in many markets.  The short wavelength of these lasers that emit light in the ultraviolet spectral region makes it possible to produce extremely small structures with maximum precision consistent with the latest state of the art technology.

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

Materials processing  –  This market focuses on machine tools processes including marking, engraving, metal cutting, plastics macro welding and sales of laser diodes to other laser companies for use in their products.  Lasers are widely accepted today as part of many important manufacturing applications. While many laser companies have developed high power lasers for the increasingly competitive area of metal processing, we have chosen to concentrate our efforts on developing compact low to medium power lasers specifically for the growing area of nonmetals processing. This includes such applications as the cutting and joining of plastics using both our CO2 and semiconductor lasers, and the cutting, perforating and scoring of paper and packaging materials.

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

OUR STRATEGY

We strive to develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our core expertise in lasers and optical technologies.  In pursuit of our strategy, we intend to:

•                  Leverage our technology portfolio and application engineering to lead the proliferation of photonics into broader markets  - We will continue to identify opportunities in which our technology portfolio and application engineering can be used to offer innovative solutions and gain access to new markets.

•                  Optimize our leadership position in existing markets – There are a number of markets where we have historically been at the forefront of technological development and product deployment and from which we have derived a substantial portion of our revenues.  We plan to optimize our financial returns from these markets.

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

•                  Develop and acquire new technologies  –  We will continue to enhance our market position through our existing technologies and develop new technologies through our internal research and development efforts as well as through the acquisition of additional complementary technologies, intellectual property, manufacturing processes and product offerings.

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

We conduct a significant portion of our business internationally.  International sales accounted for 60% of net sales for fiscal 2002 and were 66% and 64% of net sales for the current quarter and six months ended March 29, 2003, respectively.  We anticipate that international sales will continue to account for a significant portion of our net sales in the foreseeable future.  A portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales results from exports to foreign distributors and resellers and customers.  As a result, our international sales and operations are subject to the risks of conducting business internationally.  We are also subject to the risks of fluctuating foreign exchange rates, which could materially adversely affect the sales price of our products in foreign markets as well as the costs and expenses of our international subsidiaries.  This may cause us to simplify our international legal entity structure and reduce our presence in certain countries, which may negatively affect the overall level of business in such countries.  While we use forward exchange contracts, currency swap contracts, currency options, and other risk management techniques to hedge our currency exposure, we remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact our operations in the future or require us to modify current business practices.

On November 6, 2002, we decided to terminate the activities of our Coherent Telecom-Actives Group (CTAG), an operating segment that had been aggregated with our Photonics Group in our Electro-Optics reportable segment.  Based on new market information and insights and the status of our development projects at CTAG obtained subsequent to September 28, 2002, we determined that our return on investment for at least the next several years would have been unsatisfactory and, therefore, additional investments were no longer justified.  The year to date charge related to our CTAG operating segment results from the $6.5 million write-down of equipment and leasehold improvements to net realizable value, a $5.7 million accrual for the estimated contractual obligation for lease and other facility costs of the building, net of estimated sublease income, in San Jose, California, formerly occupied by CTAG, the $1.4 million write-off of our option to purchase Picometrix, Inc. and $0.2 million of other restructuring costs.

On November 22, 2002, we terminated our option to purchase Picometrix and wrote-off the value of the option ($1.4 million) in our after-tax restructuring and other charges of $13.5 million for our CTAG operating segment, as noted above.  As a result of our decision to terminate our option, the note receivable from Picometrix is now payable to us in full on May 26, 2003.  We evaluated the collectibility of the Picometrix note receivable, including the ability of Picometrix to make the required interest and principal payments.  We determined that the estimated net realizable value of the note at December 28, 2002 was $1.0 million, and accordingly recorded an impairment loss of $3.7 million ($2.3 million after-tax) during the quarter ended December 28, 2002.

On December 6, 2002, we acquired Molectron Detector, Inc. (Molectron) of Portland, Oregon for approximately $11.5 million in cash.  Molectron designs and manufactures laser test and measurement equipment used across all photonics-based applications and markets.  We expect that the acquisition will enable us to leverage Molectron’s well-regarded power and energy management products into our next generation products in both the scientific and commercial markets.  The acquisition was accounted for as a purchase and, accordingly, we recorded $5.5 million as goodwill and $6.1 million as other intangibles for the excess of the purchase price over the fair value of net tangible assets acquired. The other intangibles, principally existing technology, customer base and trade name are amortized over the estimated useful lives of 1 to 10 years.

During the quarter ended December 28, 2002, the proposed sale of the building in Lincoln, California, met the necessary criteria to be classified as held for sale under Statement of Financial Accounting Standards, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).  At March 29, 2003, we determined the estimated net realizable value of the land, building and improvements to be $9.0 million and the estimated net realizable value of equipment to be $0.2 million.  As a result, we recorded an impairment loss of $3.2 million ($2.7 million after-tax) during fiscal year 2003 to write-down the land, buildings, improvements and equipment to their estimated net realizable value at March 29, 2003.

As of December 28, 2002, the market value of our investment in Lumenis, Ltd. (Lumenis) common stock had declined to $9.9 million.  This decline was deemed to be other-than-temporary and an additional impairment loss of $10.2 million was recognized in the quarter ended December 28, 2002.  We recorded no net tax benefit related to the $10.2 million impairment loss as we recorded a $4.1 million valuation allowance against this capital loss deferred tax asset.

During the quarter ended March 29, 2003, we recorded a goodwill impairment charge of $2.4 million ($1.8 million net of minority interest) related to Lambda Physik’s lithography business as a result of significant changes in the economic outlook for this business.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

Net income for the current quarter was $1.9 million ($0.07 per diluted share).  The current quarter net income includes a one-time gain of $4.4 million ($2.0 million after-tax and net of minority interest or $0.07 per diluted share) representing a settlement fee received by Lambda Physik related to the cancellation of a customer contract dating back to the fourth quarter of fiscal 2001, partially offset by a goodwill impairment charge of $2.4 million ($1.8 million net of minority interest or $0.06 per diluted share) related to Lambda Physik’s lithography business.  For the same quarter in the prior year, net income was $3.0 million ($0.10 per diluted share) including a gain on sale of real estate of $1.7 million ($1.0 million after-tax or $0.03 per diluted share).  The decrease in net income was primarily attributable to higher than anticipated inventory reserve requirements at Lambda Physik, the impairment charge mentioned above and the prior year quarter’s gain on sale of real estate, partially offset by the Lambda Physik settlement fee.

Net loss for the six months ended March 29, 2003 was $18.6 million ($0.64 per diluted share) including restructuring and other charges of $20.5 million ($13.5 million after-tax or $0.46 per diluted share), goodwill impairment of $2.4 million ($1.8 million net of minority interest or $0.06 per diluted share) related to Lambda Physik’s lithography business, and an impairment charge related to the write-down of our shares of Lumenis of $10.2 million ($10.2 million after-tax or $0.35 per diluted share), partially offset by a settlement fee of $4.4 million ($2.0 million after-tax and net of minority interest or $0.07 per diluted share) received by Lambda Physik related to the cancellation of a customer contract dating back to the fourth quarter of fiscal 2001.  The restructuring and other charges include a $13.8 million ($8.5 million after-tax or $0.29 per diluted share) restructuring and impairment charge related to the termination of activities in our Telecom-Actives Group, a $3.7 million ($2.3 million after-tax or $0.08 per diluted share) allowance against a note receivable and a $3.2 million ($2.7 million after-tax or $0.09 per diluted share) write-down of our Lincoln, California facility to estimated net realizable value at December 28, 2002, partially offset by recovery of $0.2 million in excess of estimated net realizable value for assets previously impaired and classified as held for sale.  Net income for the six months ended March 30, 2002 was $5.7 million ($0.20 per diluted share), including a gain on sale of real estate of $1.7 million ($1.0 million after-tax or $0.03 per diluted share) and a non-recurring favorable inventory adjustment of $1.6 million ($0.7 million after-tax and net of minority interest or $0.02 per diluted share).  The decrease in net income was primarily attributable to the impairment charges mentioned above, higher than anticipated inventory reserve requirements at Lambda Physik, the prior year’s gain on sale of real estate and the prior year’s non-recurring favorable inventory adjustment, partially offset by the Lambda Physik settlement fee.

NET SALES:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
	(in thousands)

Consolidated:
Domestic	$35,237	$36,356	$73,410	$77,037
International	68,275	62,293	132,132	118,231
Total	$103,512	$98,649	$205,542	$195,268

Electro-Optics:
Domestic	$30,776	$32,750	$64,536	$68,824
International	48,545	44,191	92,683	82,035
Total	$79,321	$76,941	$157,219	$150,859

Lambda Physik:
Domestic	$4,461	$3,606	$8,874	$8,213
International	19,730	18,102	39,449	36,196
Total	$24,191	$21,708	$48,323	$44,409

Consolidated

Net sales for the current fiscal quarter and six months ended March 29, 2003 increased $4.9 million (5%) and $10.3 million (5%), respectively, from the same periods one year ago.  Sales increased in both the Electro-Optics and Lambda Physik segments.  During the current quarter, international sales increased $6.0 million (10%) to 66% of sales while domestic sales decreased $1.1 million (3%).  Year to date, international sales increased $13.9 million (12%) to 64% of sales while domestic sales decreased $3.6 million (5%).  We remain focused on achieving profitability from continuing operations and continue to make positive strides in some of our major areas of emphasis despite these challenging times, however, current market conditions make it difficult to anticipate future results and we maintain a cautious outlook on future operating results.

Electro-Optics

Electro-Optics net sales increased $2.4 million (3%) and $6.4 million (4%) for the second quarter and six months ended March 29, 2003, respectively, compared to the corresponding prior year periods.  International sales increased $4.4 million (10%) while domestic sales decreased $2.0 million (6%) during the current quarter.  Year to date, international sales increased $10.7 million (13%) while domestic sales decreased $4.3 million (6%).  Net sales increased primarily due to higher sales volumes in our commercial CO2, solid-state and semiconductor products, including lasers to the materials processing and microelectronics markets.  Although we experienced increases in orders received over the past several quarters and we continued to have a sizeable backlog of orders, current market conditions make it difficult to anticipate future orders.

Lambda Physik

Lambda Physik net sales increased $2.5 million (11%) and $3.9 million (9%) for the second quarter and six months ended March 29, 2003, respectively, compared to the corresponding prior year periods.  International sales increased $1.6 million (9%) and domestic sales increased $0.9 million (24%) during the current quarter.  Year to date, international sales increased $3.3 million (9%) and domestic sales increased $0.7 million (8%).  Net sales increased primarily due to the strengthening of the EURO against the US dollar and higher sales volumes in the lithography market due to the successful introduction of the new 193nm wavelength lasers, following a period of decline caused by the down-turn of the semiconductor industry, partially offset by lower shipments of industrial products.

GROSS PROFIT

Consolidated

The consolidated gross profit rate decreased to 39.6% from 40.5% in the current quarter and decreased to 39.6% from 42.0% for the six months ended March 29, 2003, compared to the same periods one year ago.  The decrease was primarily due to higher than anticipated inventory reserve requirements in the Lambda Physik segment (2.6 % and 1.4% unfavorable impact on consolidated gross profit rate for the current quarter and six months ended March 29, 2003, respectively) due to a lower forecasted outlook in the lithography business, partially offset by higher than projected throughput in our CO2 factory, a favorable product mix and manufacturing cost structure improvements.

Our consolidated gross profit rates have been and will continue to be affected by a variety of factors including manufacturing efficiencies, excess and obsolete inventory write downs, warranty costs, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix and field service margins.

Electro-Optics

The gross profit rate increased to 43.3% from 41.3% in the current quarter but decreased to 42.2% from 42.5% for the six months ended March 29, 2003, compared to the same periods one year ago.  The current quarter increase was primarily due to higher than projected throughput in our CO2 factory, a favorable product mix resulting from lower sales of lower margin OEM components products and manufacturing cost structure improvements.  The slight year to date decrease was primarily due to lower sales of higher margin commercial solid state products.

Lambda Physik

The gross profit rate decreased to 27.6% from 38.2% in the current quarter and decreased to 31.3% from 40.6% for the six months ended March 29, 2003, compared to the same periods one year ago.  The current quarter and year to date decreases were primarily due to higher than anticipated inventory reserve requirements (11.3% and 5.7% unfavorable impact on gross profit rate for the current quarter and six months ended March 29, 2003, respectively) due to a lower forecasted outlook in the lithography business and the prior year’s non-recurring favorable inventory adjustment.

OPERATING EXPENSES:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
	(in thousands)

Research and development	$12,261	$13,616	$23,933	$27,544
Selling, general and administrative	25,923	23,306	49,587	46,025
Restructuring and other charges	405		20,464
Goodwill impairment	2,358		2,358
Intangibles amortization	947	898	1,782	1,806
Total operating expenses	$41,894	$37,820	$98,124	$75,375

Total operating expenses, including restructuring and other charges of $0.4 million and goodwill impairment of $2.4 million increased $4.1 million (11%) during the second quarter from one year ago and as a percentage of sales, operating expenses increased to 40.5% from 38.3% one year ago.  Year-to-date total operating expenses, including restructuring and other charges of $20.5 million and goodwill impairment of $2.4 million  increased $22.7 million (30%) from one year ago and as a percentage of sales, operating expenses increased to 47.7% from 38.6% one year ago.

Selling, general and administrative (SG&A) expenses increased $2.6 million (11%) to $25.9 million from $23.3 million in the comparable fiscal quarter one year ago and as a percentage of sales increased to 25.0% from 23.6%.  Year-to-date, SG&A expenses increased $3.6 million (8%) to $49.6 million from $46.0 million and as a percentage of sales increased to 24.1% from 23.6%.  The increases were primarily due to consulting and depreciation expense related to our investments in information technology systems, the acquisition of Molectron, and increased sales commissions as a result of higher sales volume, partially offset by cost containment efforts.  We anticipate SG&A expenses for the rest of the fiscal year to remain consistent with the first and second quarters of fiscal 2003.

Our restructuring and other charges during the six months ended March 29, 2003 consist of (1) a $13.8 million restructuring and impairment charge related to termination of our CTAG operations for the write-down of equipment to net realizable value; an accrual for the estimated contractual obligation for lease and other facility costs of the building formerly occupied by CTAG, net of sublease income; and the write-down of our option to purchase Picometrix, Inc.; (2) a $3.7 million impairment charge to write-down our loan to Picometrix, Inc. to net realizable value at March 29, 2003; (3) an impairment loss of $3.2 million to write-down our Lincoln, California land, buildings, improvements and equipment to their estimated net realizable value at March 29, 2003; and (4) recoveries of $0.2 million in excess of estimated net realizable value for assets previously impaired and classified as held for sale.

The goodwill impairment charge during the quarter and six months ended March 29, 2003 was due to the write-off of goodwill associated with Lambda Physik’s lithography business.

Intangibles amortization increased slightly from the comparable fiscal quarter one year ago primarily due to the amortization of intangibles related to our acquisition of Molectron during the quarter ended December 28, 2002, partially offset by the completion of amortization of order backlog related to Lambda Physik’s acquisition of MicroLas.  Intangibles amortization decreased slightly from the comparable year to date period one year ago due to the completion of amortization of order backlog related to Lambda Physik’s acquisition of MicroLas.

OTHER INCOME (EXPENSE)

Other income, net of other expense, increased by $2.0 million to $4.8 million during the current quarter from $2.8 million in the comparable fiscal quarter one year ago.  Year-to-date, other income, net of other expense, decreased by $7.5 million to net expense of $5.0 million from net income of $2.5 million one year ago.  The current quarter increase was primarily due to the $4.4 million settlement fee received by Lambda Physik relating to the cancellation of a customer contract, partially offset by the non-recurring gain on sale of real estate of $1.7 million in the second quarter of fiscal 2002 and lower interest income on cash investments due to lower interest rates.  Year-to-date, the decrease was primarily due to the $10.2 million charge related to the write-down of our investment in Lumenis common stock due to an other-than-temporary impairment in the first quarter of fiscal 2003 and the non-recurring gain on sale of real estate of $1.7 million in the second quarter of fiscal 2002, partially offset by the $4.4 million settlement fee received by Lambda Physik relating to the cancellation of a customer contract.

INCOME TAXES

The effective tax rate on income before minority interest for the current quarter was 52.2% compared to 34.2% for the same quarter last year.  The effective tax rate on income (loss) before minority interest for the six months ended March 29, 2003 was (15.3%) compared to 33.3% for the same prior year period.  The current quarter effective tax rate increased primarily due to the nondeductibility of the current quarter goodwill impairment charge.  Year-to-date, the effective tax rate decreased primarily as a result of valuation allowances recorded on the write-down of Lumenis stock and impairment of the Lincoln, California facility due to capital loss limitations (including a $4.1 million valuation allowance provided on the Lumenis-related capital loss deferred tax asset and a $0.8 million valuation allowance provided on the Lincoln-related deferred tax asset) and the nondeductibility of the current quarter goodwill impairment charge.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof.  In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities.  We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

MINORITY INTEREST IN SUBSIDIARIES

Minority interest in subsidiaries earnings increased $0.3 million and $0.2 million for the current quarter and six months ended March 29, 2003, respectively, compared to the corresponding prior year periods.  The increases were primarily due to the increased profitability of our Lambda Physik subsidiary.

FINANCIAL CONDITION

Liquidity and Capital Resources

At March 29, 2003, our primary sources of liquidity were cash, cash equivalents and short-term trading investments of $237.5 million.  In addition, we held $7.1 million of restricted Lumenis common stock.  The Lumenis common stock is unregistered and its trading is subject to restrictions under Rule 144 of the Securities Act of 1933 and other contractual restrictions as defined in the definitive agreement.  Additional sources of liquidity were a multi-currency line of credit and bank credit facilities totaling $69.2 million as of March 29, 2003, of which $68.2 million was unused and available.  These credit facilities were available in the United States, Japan and Europe.  We believe that cash generated from operations, together with the liquidity provided by existing cash balances and financing capacity, is sufficient to satisfy liquidity requirements for the next 12 months.  We are subject to certain financial covenants related to our lines of credit.  At March 29, 2003, we were in compliance with these covenants.

During the second quarter of fiscal 2002, we renewed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California, a portion of which we are subleasing to our former Medical segment, which is a part of Lumenis.  The lease expires in February 2007.  Upon expiration of the lease, we have an option to purchase the property for $24.6 million, renew the lease for an additional five years or at the end of the lease arrange for the sale of the property to a third party with Coherent retaining an obligation to the owner for the difference between the sale price, if less than $24.6 million, and $21.3 million, subject to certain provisions of the lease.  If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million.  We occupied the building in July 1998 and commenced lease payments at that time.  The lease requires us to maintain specified financial covenants including maintaining a minimum tangible net worth, minimum quick ratio, debt to tangible net worth ratio and leverage ratio as well as limiting the number of quarters per year in which net losses are allowed, all of which we were in compliance with as of March 29, 2003.

The notes used to finance our acquisition of Star Medical include financial covenants such as maintaining a minimum tangible net worth and minimum consolidated debt to capitalization and fixed charge coverage ratios as well as non-financial covenants such as providing quarterly statements to the bondholders.  In connection with the modification of covenant terms, we agreed to prepay $7.3 million of the Star notes, with no prepayment penalty, and made such payment in October 2002.  At March 29, 2003 we were in compliance with these covenants.

On April 1, 2003, we completed the acquisition of Positive Light, Inc (PLI) of Los Gatos, California for approximately $43.3 million (approximately $38.9 million in cash and a $4.4 million note payable), and on April 22, 2003, we announced a tender offer to purchase the remaining 5,250,000 (39.6%) of outstanding shares of our Lambda Physik subsidiary at approximately $10.00 per share

Contractual Obligations

We have committed $1.5 million to purchase equipment for our facilities and to improve our information technology infrastructure in our Electro-Optics segment.

Information regarding our long-term debt, long-term purchase commitments and operating leases is provided in the Consolidated Financial Statements for the fiscal year ended September 28, 2002.  See “Notes to Consolidated Financial Statements, Note 13 — Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended September 28, 2002.  Information regarding our other financial commitments at March 29, 2003 is provided in the Notes to the Condensed Consolidated Financial Statements in this filing.  See “Notes to Condensed Consolidated Financial Statements, Note 14 — Commitments and Contingencies.”

Changes in Financial Condition

Cash, cash equivalents and short-term investments (excluding our investment in Lumenis common stock) decreased $6.4 million (3%) to $237.5 million at March 29, 2003 from $243.9 million at September 28, 2002.  Cash and cash equivalents at March 29, 2003 decreased $38.3 million (29%) to $92.7 million from $131.0 million at September 28, 2002 resulting from cash used for investing activities of $21.5 million, cash used for financing activities of  $20.9 million and cash used for operating activities of $0.5 million, partially offset by $4.6 million of cash provided by changes in exchange rates.

Cash used by operating activities during the six months ended March 29, 2003 was $0.5 million, which included net purchases of short-term investments of $32.0 million and additional deferred tax assets of $12.7 million.  These uses of cash were partially offset by income (net of restructuring and impairment charges, the write-down of our investment in Lumenis, the write-down of notes receivable and the goodwill impairment) of $14.6 million, depreciation and amortization of $15.7 million, $13.4 million provided by operating assets and liabilities and other adjustment of $0.5 million.  Accounts receivable increased $7.4 million and days sales outstanding in receivables increased from 76 to 83 from September 28, 2002 to March 29, 2003 primarily due to the delay of scheduled payments until just after quarter-end by some large customers in the Lambda Physik segment.  While inventories increased $5.7 million from September 28, 2002 to March 29, 2003 primarily due to selected inventory builds to support growth and the CO2 manufacturing relocation from California to Connecticut, annualized inventory turns also increased to 2.6 from 2.3 for the quarters ended March 29, 2003 and March 30, 2002, respectively.  Prepaid expenses and other assets decreased $2.5 million from September 28, 2002 to March 29, 2003 primarily due to tax refund receipts and payments on our notes receivable from Lumenis, partially offset by assets held for sale related to the Lincoln, California facility.  Current deferred tax assets increased $11.0 million from September 28, 2002 to March 29, 2003 primarily due to deferred tax benefits provided on net federal operating losses during the current year.  Accounts payable increased $2.1 million from September 28, 2002 to March 29, 2003 due to increased inventory purchases.  Income taxes payable increased $3.0 million from September 28, 2002 to March 29, 2003 due to the timing of payments.  Other current liabilities increased $5.0 million from September 28, 2002 to March 29, 2003 primarily due to the accrual for restructuring charges.

Cash used for investing activities during the six months ended March 29, 2003 of $21.5 million included $11.4 million used to purchase Molectron (net of cash acquired) and $12.6 million used to acquire property and equipment primarily due to facility improvements, manufacturing equipment and investments in information technology.  These investments were partially offset by $1.5 million provided by other investing activities and $0.9 million provided by proceeds from dispositions of property and equipment.

Cash used for financing activities during the six months ended March 29, 2003 of $20.9 million included net debt of repayments of $24.2 million and a decrease in cash overdraft of $0.1 million. The net debt payments resulted primarily from Lambda Physik’s payment of all short-term borrowings and principal payments on the notes used to finance our acquisition of Star Medical.  Financing activities generated $3.4 million from the sale of shares under our employee stock plans with $2.1 million generated from our employee stock purchase plan and $1.3 million from employee stock option exercises.

Changes in exchange rates during the six months ended March 29, 2003 provided $4.6 million, primarily due to the strengthening of the EURO in relation to the U.S. Dollar.

Based on current plans and business conditions, but subject to discussion in the Business Environment and Industry Trends, we believe that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy anticipated cash requirements for at least the next twelve months.

ADOPTION OF ACCOUNTING STANDARDS

Effective October 1, 2001 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No.142 was effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal years beginning after March 15, 2001.  Upon adoption of SFAS No. 142, we stopped the amortization of goodwill with a net carrying value of $32.1 million at September 29, 2001 and annual amortization of $4.1 million, including amortization resulting from the acquisitions of Crystal Associates, Inc. in November 2000, DeMaria Electro-Optics Systems, Inc. and MicroLas Laser System GmbH in April 2001, and other business combinations initiated prior to the adoption of SFAS 141, “Business Combinations.”

Under SFAS No. 142, material amounts of goodwill attributable to each of our reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value.  Fair value is determined using a discounted cash flow methodology. These impairment tests are required to be performed at adoption and at least annually thereafter.  On an ongoing basis (absent any impairment indicators), we perform our impairment tests during the fourth quarter (based on our third quarter financial statements), in conjunction with our annual budgeting process.

As part of our adoption of SFAS No. 142, we completed the initial impairment tests during the second quarter of fiscal 2002 and the annual impairment tests during the fourth quarter of fiscal 2002 and these tests resulted in no impairment.  In the second quarter of fiscal 2003, our Lambda Physik reporting segment lowered its forecasted outlook in the lithography business and we determined that significant changes in the economic outlook for this business to be an indicator that an impairment test was required under SFAS No. 142.  As of March 29, 2003 we performed an impairment test on the goodwill associated with the lithography business.  As a result of our analysis, we determined that the goodwill associated with this business was impaired and we recorded a charge of $2.4 million ($1.8 million net of minority interest) in the second quarter of fiscal 2003.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” it retains many of the fundamental provisions of SFAS No. 121.  SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30 for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report  separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of  (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  We adopted SFAS No. 144 on September 29, 2002.  The adoption did not have a material effect on our operating results or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses accounting for restructuring and similar costs.  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF Issue No. 94-3).  We adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 28, 2002.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.  We adopted the disclosure requirements of FIN 45 in the first quarter of fiscal 2003.  The recognition and measurement provisions will be applied to guarantees issued or modified after December 31, 2002.  The adoption of the recognition and measurement provisions did not have a material effect on our operating results or financial condition.

RECENT ACCOUNTING STANDARDS

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF Issue No. 00-21).  The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company.  The provisions of EITF Issue No. 00-21 are applicable to agreements entered into after June 15, 2003.  We are currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on our operating results or financial condition.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We adopted the disclosure provisions of SFAS No. 148 in the second quarter of fiscal 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks.  These entities have been commonly referred to as “special purpose entities.”  The underlying principle behind the new Interpretation is that if a business enterprise has a controlling financial interest in an entity, defined in the guidance as a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.  The Interpretation explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity.  We will apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003.  For variable interest entities created before January 31, 2003, we will be required to consolidate all entities in which it was deemed to be the primary beneficiary beginning in the fourth quarter of fiscal 2003.  If it is reasonably possible an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003.

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

In determining if and when a decline in the value of our Lumenis stock is other-than-temporary, management evaluates the length of time that the market value has been below cost, the severity of the decline relative to cost, current and expected future market conditions, the financial condition of Lumenis and other relevant criteria. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.  As of June 29, 2002, the market value of our investment in Lumenis had declined from our initial valuation of $124.4 million to $20.2 million.  This decline was deemed to be other-than-temporary and an impairment loss of $104.2 million ($79.2 million after income taxes of $25.0 million) was recognized in the quarter ended June 29, 2002.  As of December 28, 2002, the market value of our investment in Lumenis had declined from the June 29, 2002 value of $20.2 million to $9.9 million.  This decline was deemed to be other-than-temporary and an impairment loss of $10.2 million ($10.2 million after income taxes) was recognized in the quarter ended December 28, 2002. Unrealized gains and losses from the new cost basis of $9.9 million at December 28, 2002 are recorded in accumulated other comprehensive income (loss).  As of March 29, 2003, the market value of our investment in Lumenis had declined to $7.1 million.  This decline was deemed to be temporary and no impairment loss was recognized in the quarter ended March 29, 2003.  If the market value of the Lumenis stock continues to decline in the remainder of fiscal 2003 or beyond, we may recognize additional losses on this investment.

Effective March 30, 2003, we transferred all securities formerly classified as trading securities to available-for-sale due to a change in our investment strategies.

Accounting for Long-Lived Assets

We evaluate long-lived assets, including goodwill and purchased intangible assets, whenever events or changes in business circumstances or our planned use of assets indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted expected future cash flows.  If the comparison indicates that there is impairment, the impaired asset is written down to fair value.  Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows.  At March 29, 2003, we had $62.9 million of goodwill and purchased intangible assets on the balance sheet, the value of which we believe is reasonable based on the estimated future cash flows of the associated products and technologies.  It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets.  In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

During the year ended September 28, 2002, we recorded a charge of $11.0 million for the write-down of equipment resulting primarily from management’s decision to cease most of the Company’s activities related to the telecom passives components market.

During fiscal year 2003, we recorded a charge of $6.5 million to write down equipment and leasehold improvements of our terminated CTAG operations to net realizable value and a charge of $3.2 million to write down the value of land, buildings, improvements and equipment at our Lincoln, California facility to net realizable value at March 29, 2003.

During the quarter ended March 29, 2003, we recorded a goodwill impairment charge of $2.4 million ($1.8 million net of minority interest) related to Lambda Physik’s lithography business as a result of significant changes in the economic outlook for this business.

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

During the quarter ended March 29, 2003, we recorded $2.7 million ($1.2 million after-tax and net of minority interest) of additional inventory reserve requirements due to a decrease in anticipated future demand and significant changes in the economic outlook for Lambda Physik’s lithography business.

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

At March 29, 2003, our assets include notes receivable with a book value of $7.9 million.  Differences between estimated and actual future collections on notes receivable could result in material adverse effects on our future results of operations.

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

In the six months ended March 29, 2003, our valuation allowance on deferred tax assets increased by $5.2 million.  In making the determination to record the valuation allowance, management considered the likelihood of future taxable income and feasible and prudent tax planning strategies to realize deferred tax assets.  In the future, if we determine that we expect to realize more or less of the deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made.

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

Due to these and other factors, we believe that quarter-to-quarter and year-to-year comparisons of our past operating results may not be meaningful.  You should not rely on our results for any quarter or year as an indication of our future performance.  Our operating results in future quarters and years may be below public market analysts’ or investors’ expectations, which would likely cause the price of our common stock to fall.  In addition, over the past several quarters, the stock market has experienced extreme price and volume fluctuations that have affected the stock prices of many technology companies.  There has not always been a direct correlation between this volatility and the performance of particular companies subject to these stock price fluctuations.  These factors, as well as general economic and political conditions or investors’ concerns regarding the credibility of corporate financial statements and the accounting profession, may have a material adverse affect on the market price of our stock in the future.

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

Recent political and social turmoil in many parts of the world, including the hostilities in the Middle East, terrorist and other military actions, may continue to put pressure on global economic conditions.  These political, social and economic conditions are making it very difficult for us, our customers and our vendors to forecast and plan future business activities.  This level of uncertainty severely challenges our ability to operate profitably or to grow our business.  In particular, it is difficult to develop and implement strategy, sustainable business models, and efficient operations and effectively manage supply chain relationships.

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

During the quarter and six months ended March 29, 2003, our research and development expenses were 12% of net sales.  Over the last three fiscal years, our research and development expenses have been in the range of 11% to 13% of net sales.  Our future success depends on our ability to anticipate our customers’ needs and develop products that address those needs.  Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly.  If we fail to effectively transfer production processes, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed.

We face risks associated with our international sales that could harm our financial condition and results of operations.

For the quarter and six months ended March 29, 2003, 66% and 64% of our net sales were derived from international sales, respectively.  For fiscal years 2002, 2001 and 2000, 60%, 55% and 59%, respectively, of our net sales were derived from international sales.  We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future.  The recent global economic slowdown has already had and is likely to continue to have a negative effect on various international markets in which we operate.  This may cause us to simplify our international legal entity structure and reduce our presence in certain countries, which may negatively affect the overall level of business in such countries.  A portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales result from exports to foreign distributors, resellers and customers.  Our international operations and sales are subject to a number of risks, including:

•              longer accounts receivable collection periods;

•              the impact of recessions in economies outside the United States;

•              unexpected changes in regulatory requirements;

•              certification requirements;

•              environmental regulations;

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

Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel.  None of our key employees except for employees associated with recent acquisitions in the United States are bound by an employment agreement for any specific term and these personnel may terminate their employment at any time.  In addition, we do not have “key person” life insurance policies covering any of our employees.

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

Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future.  Recruiting and retaining highly skilled personnel in certain functions continues to be difficult.  At certain locations where we operate, the cost of living is extremely high and it may be difficult to retain key employees and management at a reasonable cost.  We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.  Our failure to attract additional employees and retain our existing employees could adversely affect our growth and our business.

Our assets may fluctuate based on the stock price of Lumenis.

Our assets may also be affected by any fluctuations in the stock price of Lumenis, which we received in 2001 as consideration for the sale of our Medical segment.  At April 30, 2001, we estimated the value of the Lumenis stock at $124.4 million.  As of June 29, 2002, the market value of our investment in Lumenis had declined from our initial valuation of $124.4 million to $20.2 million.  The decline was deemed to be other-than-temporary and an impairment loss of $79.2 million (net of income taxes of $25.0 million) was recognized in the quarter ended June 29, 2002.  As of December 28, 2002 the market value of our investment in Lumenis had declined to $9.9 million.  This decline was deemed to be other-than-temporary and an additional impairment loss of $10.2 million was recognized in the quarter ended December 28, 2002.  As of March 29, 2003, the market value of our investment in Lumenis had declined to $7.1 million.  Currently, we do not hedge our investment in Lumenis stock.  The Lumenis stock received is unregistered and its trading is subject to restrictions under the Securities and Exchange Commission Rule 144 and other restrictions.  Any further reduction in the stock price of Lumenis could decrease our total assets.

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

Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions.  In addition, some of our products are combined with products from other vendors, which may contain defects.  As a result, should problems occur, it may be difficult to identify the source of the problem.  If we are unable to identify and fix defects or other problems, we could experience, among other things:

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

We have changed our manufacturing strategy so that more of our products will be sourced from contract manufacturers.  We are in the process of transfering our printed circuit board manufacturing activities in Auburn, California, to a global electronics contract manufacturer who has factories in North America, Asia and Europe.  We expect to complete this transition by June 2003.  In the event that any normal business transaction issues arise, our ability to resolve them quickly may be at risk due to management’s decision to limit travel to Asia in accordance with World Health Organization restriction recommendations resulting from the Severe Acute Respiratory Syndrome outbreak in China.  Our ability to resume internal manufacturing operations for those products will be severely limited.  The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products.  The inability of any contract manufacturer to meet our cost, quality, performance and availability standards could adversely impact our financial condition or results of operations.  We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory.  Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations.  The smooth transition from internal manufacturing to contract manufacturing by a third party is critical to our success.  Failure to implement and manage a successful transition may cause severe disruptions in our supply chain that will affect the cost, quality and availability of products.

Furthermore, because we have outsourced some manufacturing operations to contract manufacturers, have experienced lower sales volumes and have exited the passive telecom business, we now have excess manufacturing capacity in certain existing facilities.  As of March 29, 2003, we have land, buildings and improvements (before impairment charges) of $12.4 million related to facilities in Lincoln, California which are held for sale.  During fiscal 2001, construction on these facilities was suspended.  In the fourth quarter of fiscal 2002, management decided that, given our exit from the passive telecom market and the outsourcing of the production of printed circuit boards, this facility was not needed to support our operations and put the building up for sale.  As of March 29, 2003, we determined the estimated net realizable value of the land, building and improvements to be $9.0 million and the estimated net realizable value of equipment to be $0.2 million.  As a result, we recorded an impairment loss of $3.2 million ($2.7 million after-tax) during fiscal year 2003 to write-down the land, buildings, improvements and equipment to their estimated net realizable value at March 29, 2003.

If we fail to manage our restructuring of operations effectively, our business could be disrupted, which could harm our operating results.

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

Cost containment and expense reductions are critical to positive cash flow from operations and profitability.

We are continuing efforts to reduce our expense structure. We believe strict cost containment and expense reductions are essential to positive cash flow from operations in future quarters and maintaining profitability (excluding impairment charges), especially since the outlook for future quarters is subject to numerous challenges.  Additional measures to contain costs and reduce expenses may be undertaken if revenues and market conditions do not improve.  A number of factors could preclude us from successfully bringing costs and expenses in line with our revenues, such as our inability to accurately forecast business activities and further deterioration of our revenues.  If we are unable to continue to reduce expenses and contain our costs, this could harm our operating results.

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

•               pay cash;

•               incur debt;

•               assume liabilities; or

•               incur expenses related to in-process research and development, impairment of goodwill and amortization.

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

For the quarter and six months ended March 29, 2003, our research and development costs were $12.3 million, or 12% and $23.9 million, or 12%, of net sales, respectively.  For our fiscal years 2002, 2001 and 2000, our research and development costs were $52.6 million, or 13%, $53.0 million, or 11%, and $40.7 million, or 11%, of net sales, respectively.  We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance.  Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP).  GAAP is subject to interpretation by the American Institute of Certified Public Accountants (AICPA), the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission (SEC) and various bodies formed to interpret and create appropriate accounting policies.  A change in these policies or interpretations can have a significant effect on our reported results, and may even affect the reporting of transactions completed prior to the announcement of a change.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security price risk.  We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

A portion of our investment portfolio is composed of income securities.  These securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 29, 2003, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount.  We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.  If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At March 29, 2003, the fair value of the trading debt securities was $186.0 million, $53.7 million of which is classified as cash and equivalents and $132.3 million is classified as short-term investments on our consolidated balance sheet at March 29, 2003.

At March 29, 2003, we had fixed rate long-term debt of approximately $46.8 million, and a hypothetical 10% decrease in interest rates would not have a material impact on the fair market value of this debt, based on pricing models using current interest rates.  We do not hedge any interest rate exposures.

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

Excluding Lambda Physik (discussed separately below), a hypothetical 10 percent appreciation of the forward adjusted US dollar to March 29, 2003 market rates would decrease the unrealized value of our forward contracts by $0.5 million.  Conversely, a hypothetical 10 percent depreciation of the forward adjusted US dollar to March 29, 2003 market rates would increase the unrealized value of our forward contracts by $0.6 million.

The following table provides information about our foreign exchange forward contracts at March 29, 2003.  The table presents the value of the contracts in US dollars at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value.  The U.S. notional fair value represents the contracted amount valued at March 29, 2003 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	US Notional Contract Value	US Notional Fair Value
Fair Value Hedges:

Euro	0.9443	$2,880	$3,270
British Pound Sterling	1.5848	3,170	3,124
Japanese Yen	110.0162	(665)	(617)

At Lambda Physik, a hypothetical 10 percent appreciation of the EURO to March 29, 2003 market rates would decrease the unrealized value of our forward contracts by 0.7 million EURO.  Conversely, a hypothetical 10 percent depreciation of the EURO to March 29, 2003 market rates would increase the unrealized value of our forward contracts by 0.8 million EURO.

The following table provides information about Lambda Physik’s foreign exchange forward contracts at March 29, 2003.  The table presents the value of the contracts in EURO at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value.  The EURO notional fair value represents the contracted amount valued at March 29, 2003 rates.

Forward contracts to sell foreign currencies for EURO (in thousands, except contract rates):

	Average Contract Rate	EURO Notional Contract Value	EURO Notional Fair Value
Fair Value Hedges:

Japanese Yen	0.0078	7,476	7,494

In addition to forward contracts, we have a variable interest loan to hedge our firm commitment to one EURO customer through June 2004.  As of March 29, 2003 the fair value of the loan principal was $555,000 at 3.75%.  A hypothetical 10% fluctuation in interest rates and currency exchange rates would not have a material impact on the financial statements.

EQUITY SECURITY PRICE RISK

We have investments in publicly-traded equity securities, primarily our investment in Lumenis.  As we account for these securities as available-for-sale, unrealized gains and losses resulting from changes in the fair value of these securities are reflected in stockholders’ equity, and not reflected in earnings until the securities are sold or a decline in value is determined to be other-than-temporary.  The market value of our Lumenis shares declined to $20.2 million as of June 29, 2002 from its initial valuation of $124.4 million in April 2001 and its value of $109.1 million at September 29, 2001.  During the quarter ended June 29, 2002, we determined that the decline in the market value of our investment in Lumenis as of June 29, 2002 was other-than-temporary and, as a result, we recognized a pretax loss of $104.2 million to reflect this other-than-temporary decline in market value.  During the quarter ended December 28, 2002, we determined that decline from the market value of $20.2 million at June 29, 2002 to $9.9 million at December 28, 2002 was other-than-temporary and, as a result, we recognized a pretax loss of $10.2 million to reflect this other-than-temporary decline in market value.  At March 29, 2003, the market value of our investment in Lumenis had declined to $7.1 million.  This decline was deemed to be temporary and no impairment loss was recognized in the quarter ended March 29, 2003.  We will continue to evaluate the Lumenis investment to determine whether there are additional other-than-temporary impairments.  Temporary decreases or increases in the value of the Lumenis investment, if any, are recorded in accumulated other comprehensive income (loss).  In addition, in future periods, we may recognize a gain or loss if we sell our Lumenis shares at a price other than our carrying value.  A 20% adverse change in equity prices would result in an approximate $1.4 million decrease in the fair value of our available-for-sale equity investments as of March 29, 2003.  The Lumenis common stock is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement.  Currently, we do not hedge our investment in Lumenis stock.  Due to the nature and terms of this security, we may continue to experience a material change in the value of our investment related to future price fluctuations of the security.

Item 4. CONTROLS AND PROCEDURES

a.               Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)).  Based upon that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

b.              There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 4.                           Submission of Matters to a Vote of Security Holders

On March 27, 2003, the Annual Meeting of Stockholders of Coherent, Inc. was held in Santa Clara, California.

The following individuals were elected to the Board of Directors of Coherent, Inc.:

Affirmative Votes
Bernard J. Couillaud	27,345,592
Henry E. Gauthier	17,539,619
Charles W. Cantoni	27,344,207
Frank P. Carrubba	27,354,849
John H. Hart	27,353,454
Jerry E. Robertson	24,367,902
Robert J. Quillinan	24,372,025
John R. Ambroseo	27,351,160

Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matters were as follows:

		Affirmative Votes	Negative Votes
1.

Proposal to approve an amendment to the Company’s 1998 Director Option Plan to (i) increase the number of shares reserved for issuance thereunder from 100,000 shares of common stock to 150,000 shares of common Stock (with a corresponding change to the 1998 Directors Plan’s automatic share replenishment provision), (ii) increase the initial grant to newly elected directors from 20,000 shares of common stock to 30,000 shares of common stock, (iii) increase the annual option grant to directors who are re-elected to the board of directors from 5,000 shares of common stock to 12,000 shares of common  stock, (iv) provide for a pool of 50,000 shares that the board of directors can grant to directors prior to December 31, 2003 and  (v) amend the vesting provisions of options granted under the Company’s 1998 Director Option Plan.

		20,109,767	7,316,856

2.

Proposal to approve an amendment to the Company’s 1998 Director Option Plan to (i) increase the terms of options granted thereunder from six years to ten years, (ii) provide that all options held by a member of the board of directors who has served as a director for at least eight years shall vest upon the date of his or her retirement and shall remain exercisable for the lesser of two years following retirement or the expiration of the option’s original term, (iii) permit the transfer of options to estate planning entities and (iv) delete the limitation on an employee director receiving an initial grant upon becoming an outside member (i.e. non-employee director) of our board of directors.

		21,727,498	5,697,429

3.	To ratify the appointment of Deloitte & Touche LLP as independent public accountants for the fiscal year ending September 27, 2003.	27,323,162	344,318

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

The Company filed a report on Form 8-K on April 22, 2003 relating to press release regarding the Company’s financial results for the quarter ended March 29, 2003.

The Company filed a report on Form 8-K on May 1, 2003 relating to the announcement of a tender offer for all outstanding shares of Lambda Physik AG.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

May 13, 2003	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer (Principal Executive Officer)

May 13, 2003	/s/:	HELENE SIMONET
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

5.                                       Coherent, Inc.’s other certifying officer and I have disclosed, based on our most recent evaluation, to Coherent, Inc.’s auditors and the audit committee of Coherent Inc.’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect Coherent, Inc.’s ability to record, process, summarize and report financial data and have identified for Coherent Inc.’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in Coherent Inc.’s internal controls; and

6.                                       Coherent, Inc.’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13,  2003

By /s/:	JOHN R. AMBROSEO
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

5.                                       Coherent, Inc.’s other certifying officer and I have disclosed, based on our most recent evaluation, to Coherent, Inc.’s auditors and the audit committee of Coherent Inc.’s board of directors (or persons performing the equivalent functions):

d.              all significant deficiencies in the design or operation of internal controls which could adversely affect Coherent, Inc.’s  ability to record, process, summarize and report financial data and have identified for Coherent Inc.’s auditors any material weaknesses in internal controls; and

e.               any fraud, whether or not material, that involves management or other employees who have a significant role in Coherent Inc.’s internal controls; and

6.                                       Coherent, Inc.’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13,  2003

By /s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer