Form 10-Q
period 2003-06-28
COHERENT INC
filed 2003-08-11
CIK 21510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2003

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

APPLICABLE ONLY TO ISSUERS INVOLVED
IN BANKRUPTCY PROCEEDING DURING
THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $.01 per share, at July 24, 2003 was 29,795,477 shares.

COHERENT, INC.

PART I.    FINANCIAL INFORMATION

Item I. Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

NET SALES	$99,174	$95,932	$304,716	$291,200
COST OF SALES	62,225	57,423	186,333	170,679
GROSS PROFIT	36,949	38,509	118,383	120,521
OPERATING EXPENSES:
Research and development	12,694	12,573	36,627	40,117
In-process research and development	4,430		4,430
Selling, general and administrative	25,437	24,054	75,024	70,079
Restructuring and other charges	289		20,753
Impairment loss on equipment		10,788		10,788
Goodwill impairment			2,358
Intangible assets amortization	1,397	809	3,179	2,615
TOTAL OPERATING EXPENSES	44,247	48,224	142,371	123,599
LOSS FROM OPERATIONS	(7,298)	(9,715)	(23,988)	(3,078)
OTHER INCOME (EXPENSE):
Interest and dividend income	995	2,889	4,318	7,298
Interest expense	(912)	(1,296)	(3,017)	(4,195)
Foreign exchange loss	(1,136)	(232)	(1,645)	(703)
Write-down of Lumenis investment		(104,237)	(10,212)	(104,237)
Other—net	1,383	858	5,912	2,356
TOTAL OTHER INCOME (EXPENSE), NET	330	(102,018)	(4,644)	(99,481)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(6,968)	(111,733)	(28,632)	(102,559)
BENEFIT FOR INCOME TAXES	(3,576)	(28,830)	(6,893)	(25,774)
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(3,392)	(82,903)	(21,739)	(76,785)
MINORITY INTEREST IN SUBSIDIARIES’ EARNINGS	1,106	88	897	(293)
LOSS FROM CONTINUING OPERATIONS	(2,286)	(82,815)	(20,842)	(77,078)
DISCONTINUED OPERATIONS, NET OF INCOME TAXES OF $0, $1,108, $0 and $1,108		1,685		1,685
NET LOSS	$(2,286)	$(81,130)	$(20,842)	$(75,393)

NET LOSS PER BASIC AND DILUTED SHARE:
Loss from continuing operations	$(0.08)	$(2.86)	$(0.71)	$(2.69)
Income from discontinued operations, net of income taxes		0.06		0.06
Net loss	$(0.08)	$(2.81)	$(0.71)	$(2.63)

SHARES USED IN COMPUTATION:
Basic	29,537	28,922	29,312	28,706
Diluted	29,537	28,922	29,312	28,706

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	June 28, 2003	September 28, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,629	$131,018
Short-term investments	85,146	133,940
Accounts receivable—net of allowances of $3,766 and $4,038, respectively	74,286	76,478
Inventories	106,153	89,218
Prepaid expenses and other assets	62,395	39,286
Deferred tax assets	44,208	55,883
TOTAL CURRENT ASSETS	456,817	525,823
PROPERTY AND EQUIPMENT	290,087	277,505
ACCUMULATED DEPRECIATION AND AMORTIZATION	(131,545)	(105,504)
Property and equipment—net	158,542	172,001
RESTRICTED CASH AND CASH EQUIVALENTS (see Note 3)	55,167
GOODWILL, NET	54,438	31,600
INTANGIBLE ASSETS, NET	38,220	23,555
OTHER ASSETS	22,758	51,278
	$785,942	$804,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings		$14,811
Current portion of long-term obligations	$39,706	14,887
Accounts payable	15,740	13,757
Income taxes payable	1,775	1,274
Other current liabilities	62,310	53,478
TOTAL CURRENT LIABILITIES	119,531	98,207
LONG-TERM OBLIGATIONS	4,205	43,345
OTHER LONG-TERM LIABILITIES	47,990	55,860
MINORITY INTEREST IN SUBSIDIARIES	47,506	49,602
STOCKHOLDERS’ EQUITY:
Common stock, par value $.01: Authorized—500,000 shares Outstanding—29,762 shares and 29,042 shares, respectively	296	289
Additional paid-in capital	296,340	284,182
Notes receivable from stock sales	(793)	(2,045)
Accumulated other comprehensive income	19,252	2,360
Retained earnings	251,615	272,457
TOTAL STOCKHOLDERS’ EQUITY	566,710	557,243
	$785,942	$804,257

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	NINE MONTHS ENDED
	June 28, 2003	June 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(20,842)	$(77,078)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Purchases of short-term trading investments	(210,242)	(110,349)
Proceeds from sales and maturities of short-term trading investments	178,241	130,926
Write-down of Lumenis investment	10,212	104,237
Write-down of notes receivable from Picometrix	3,723
Restructuring and impairment charges	17,182	10,788
Goodwill impairment	2,358
In-process research and development	4,430
Gain on sale of Lumenis common stock	(1,479)
Depreciation and amortization	21,131	17,665
Intangible assets amortization	3,179	2,615
Deferred income taxes	13,994	(25,097)
Other	81	957
Changes in operating assets and liabilities	(10,822)	19,300
Net Cash Provided By Operating Activities	11,146	73,964
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(55,167)
Purchases of property and equipment	(19,340)	(29,446)
Proceeds from dispositions of property and equipment	1,886
Acquisition of businesses, net of cash acquired	(44,131)	86
Purchases of available-for-sale investments	(75,703)
Proceeds from sales and maturities of available-for-sale investments	146,798
Other – net	38	(827)
Net Cash Used For Investing Activities	(45,619)	(30,187)
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings	360	81
Long-term debt payments	(16,237)	(11,056)
Short-term borrowings	710	6,988
Short-term repayments	(17,232)	(10,575)
Cash overdrafts increase	1,597	1,253
Sales of shares under employee stock plans	10,825	9,163
Collection of notes receivable from stock sales	1,252	66
Net Cash Used For Financing Activities	(18,725)	(4,080)
Effect of exchange rate changes on cash and cash equivalents	6,809	(10,628)
Net increase in cash and cash equivalents	(46,389)	29,069
Cash and cash equivalents, beginning of period	131,018	77,409
CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,629	$106,478

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of notes related to sale of common stock		$1,249
Repayment of acquisition obligation through issuance of common stock		$1,252
Portion of purchase price related to PLI acquisition included in other current liabilities	$2,239

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                          BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2002.  All adjustments necessary for a fair presentation have been made and include all normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

Certain prior period amounts have been reclassified to conform to the current period presentation.  Such reclassifications had no impact on net loss or stockholders’ equity for any period presented.

2.                          DISCONTINUED OPERATIONS

On February 25, 2001, we entered into a definitive agreement to sell our Medical segment to Lumenis, Ltd. (formerly ESC Medical Systems Ltd.) and on April 30, 2001, we completed the sale of the Medical segment assets for cash of $100.0 million, notes receivable of $12.9 million and 5,432,099 shares of Lumenis common stock.  We estimated the total value of this consideration to be $236.0 million as of the closing of the sale.  The agreement provided additional cash consideration up to $6.0 million if the actual net tangible assets sold were more than a predetermined amount and a note receivable reduction if the actual net tangible assets sold were less than a predetermined amount.  In fiscal 2002, we reached a purchase price settlement with Lumenis, resulting in a gain of $1.9 million (net of income taxes of $1.2 million), which was included in our results of discontinued operations in fiscal 2002.  In addition, the agreement provides a future earnout payment of up to $25.0 million based on the future sales of certain Medical laser and light-based products through December 31, 2004.

                                    The face value of the note received is $12.9 million, bearing interest of 5% payable semi-annually over its 18 month term and was due on October 30, 2002.  At April 30, 2001, we recorded the note at its fair value of $11.6 million and amortized the discount to interest income over the term of the note.  In October 2002, we renegotiated the terms of our note receivable from Lumenis (see Note 12).  The Lumenis common stock received is unregistered and its trading is subject to restrictions under Rule 144 of the Securities Act of 1933 and other contractual restrictions as defined in the definitive agreement.  At April 30, 2001, we estimated the value of the Lumenis stock at $124.4 million (see Note 7 concerning the subsequent write-down of this investment).

The disposal of the Medical segment represents the disposal of a business segment under Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB No. 30).  Accordingly, results of the operations of the Medical segment have been classified as discontinued and prior periods have been reclassified on this basis.

3.                          TENDER OFFER

On June 3, 2003, we initiated a tender offer to purchase the remaining 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary for approximately $10.50 per share.  The offer period was originally set to expire on July 15, 2003, however, as a result of our decision to waive our requirement of owning a minimum of 95% of the total shares of Lambda Physik subsequent to the tender offer, the offer period was extended to July 30, 2003.  As of the closing date of the offer period, we purchased 4,448,569 outstanding shares of Lambda Physik for approximately $46.7 million, resulting in a total ownership percentage of 93.95% (inclusive of shares already owned by us).  We plan to account for this transaction as a step acquisition using the purchase method.

During the quarter ended June 28, 2003, we transferred $55.2 million into a separate escrow account with a financial institution, which was restricted for the sole purpose of acquiring the outstanding shares of Lambda Physik.  As of June 28, 2003, we classified the $55.2 million as restricted cash and cash equivalents on our condensed consolidated balance sheets.

4.                          ACQUISITIONS

During the first nine months of fiscal 2003, we completed two acquisitions.  On December 6, 2002, we acquired Molectron Detector, Inc. (Molectron) of Portland, Oregon for approximately $11.5 million in cash.  Molectron designs and manufactures laser test and measurement equipment used across all photonics-based applications and markets.  On April 1, 2003, we acquired Positive Light, Inc. (PLI) of Los Gatos, California for approximately $38.9 million in cash.  Through June 28, 2003, we paid $32.8 million (net of cash acquired of $3.9 million) to PLI and anticipate paying the remaining $2.2 million in fiscal 2003.  PLI designs and manufactures advanced solid-state lasers for the scientific and industrial markets.

The aggregate purchase price of these purchase acquisitions have been allocated to the net assets acquired as follows (in thousands):

Molectron

PLI

Tangible assets	$4,391	$13,896
In-process research and development		4,430
Goodwill	5,478	19,718
Intangible assets:
Existing technology	5,680	9,200
Customer base	350	920
Trade name	80	180
Non-compete agreement		500
Backlog		110
Liabilities assumed	(2,155)	(6,455)
Deferred tax liabilities	(2,288)	(3,603)
Total	$11,536	$38,896

Upon consummation of the PLI acquisition in the third quarter of fiscal 2003, we immediately charged $4.4 million to expense, representing purchased in-process research and development related to projects that had not yet reached technological feasibility and had no alternative future use.  The value assigned to purchased in-process research and development was determined by identifying research projects in areas for which technological feasibility has not been established.  The value was determined by estimating the costs to develop the acquired in-process technologies into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value.  At the time of acquisition, the in-process technologies were expected to be commercially viable by September 2003 and expenditures to complete were expected to be $0.2 million.

The intangibles assets including existing technology, customer base, trade name, non-compete agreement and backlog are amortized over their respective estimated useful lives of 1 to 10 years.  The condensed consolidated financial statements include the operating results of each business from the date of acquisition.  Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis to our condensed consolidated statements of operations.

5.                          REVENUE RECOGNITION

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101).  Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is probable.  Delivery is generally considered to have occurred upon shipment.  Our products typically include a one-year warranty and the estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

We generally recognize product revenue at the time of delivery and, for certain products for which we perform product installation services, the cost of installation is generally accrued at the time product revenue is recognized.

Our sales to end-user customers, resellers and distributors typically do not have customer acceptance provisions and only certain of our original equipment manufacturers (OEMs) customer sales have customer acceptance provisions.  Customer acceptance is generally limited to performance under our published product specifications.  For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at our site or by the customer’s acceptance of the results of our testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.

The vast majority of our sales are made to OEMs, distributors and resellers and end-users in the non-scientific market.  Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where, for example, we have agreed to perform installation or provide training.  In those instances, we either defer revenue related to installation services until installation is completed or, if the installation services are inconsequential or perfunctory, we accrue installation costs at the time that product revenue is recognized.  We defer revenue on training services until these services are provided.

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

For most products, training is not provided and thus no post-delivery training obligation exists.  However, when training is provided to our customers, it is typically priced separately and is recognized as revenue after these services have been provided.

6.                          RECENT ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” it retains many of the fundamental provisions of SFAS No. 121.  SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30 for the disposal of a segment of a business.  However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  We adopted SFAS No. 144 on September 29, 2002.  The adoption did not have a material effect on our operating results or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs.  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (EITF Issue No. 94-3).  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and that the liability should initially be measured and recorded at fair value.  Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan.  We adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 28, 2002.  Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements With Multiple Deliverables” (EITF Issue No. 00-21).  The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company.  The provisions of EITF Issue No. 00-21 are applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  We are currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on our operating results or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.  We adopted the disclosure requirements of FIN 45 in the first quarter of fiscal 2003 (see Note 12 concerning the reserve for warranty costs).  The recognition and measurement provisions have been applied to guarantees issued or modified after December 31, 2002.  The adoption of the recognition and measurement provisions did not have a material effect on our operating results or financial condition.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We adopted the disclosure provisions of SFAS No. 148 in the second quarter of fiscal 2003 (see Note 15).

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks.  These entities have been commonly referred to as “special purpose entities.”  The underlying principle behind the new interpretation is that if a business enterprise has a controlling financial interest in an entity, defined in the guidance as a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.  The interpretation explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity.  We will apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003.  For variable interest entities created before January 31, 2003, we will be required to consolidate all entities in which it was deemed to be the primary beneficiary beginning in the fourth quarter of fiscal 2003.  If it is reasonably possible an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise is required to disclose information about those entities in all financial statements issued after January 31, 2003.

During the second quarter of fiscal 2002, we renewed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California, a portion of which we are subleasing to Lumenis.  The lease expires in February 2007.  Upon expiration of the lease, we have an option to purchase the property for $24.6 million, renew the lease for an additional five years or arrange for the sale of the property to a third party where we would retain an obligation to the owner for the difference between the sale price, if less than $24.6 million, and $21.3 million, subject to certain provisions of the lease.  If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million.  We have determined that the lease does not qualify as a variable interest entity and accordingly, we will not be required to consolidate the related assets and liabilities under FIN 46 on June 29, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  We do not expect the adoption of SFAS No. 149 to have a material impact on our operating results or financial condition.

In May 2003, the FASB issued SFAS No. 150, “ Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The statement modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position.  The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not expect the adoption of SFAS No. 150 will require us to make any reclassifications in our consolidated financial statements.

7.                          SHORT-TERM INVESTMENTS

Effective March 30, 2003, we transferred all securities formerly classified as trading securities to available-for-sale due to a change in our investment strategies.  As required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” the transfer of these securities between categories of investments were accounted for at fair value and the unrealized gains and losses previously recognized in earnings through the date of transfer from the trading category have not been reversed.  All unrealized gains and losses subsequent to the date of transfer are included as a separate component of comprehensive income (loss).

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents and are classified as available-for-sale securities.  Marketable short-term investments in debt and equity securities are also classified and accounted for as available-for-sale securities and are valued based on quoted market prices.  Investments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in stockholders’ equity until realized.  Interest and amortization of premiums and discounts for debt securities are included in interest income.  Gains and losses on securities sold are determined based on the specific identification method and are included in other income (expense).

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 28, 2003
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and equivalents	$84,629			$84,629

Short-term investments:
Available-for-sale securities:
Corporate equity securities	519	$2	$(42)	479
Commercial paper	547			547
US government and agency obligations	34,169	296		34,465
State and municipal obligations	8,163	104		8,267
Corporate notes and obligations	41,114	346	(72)	41,388
Total short-term investments	84,512	748	(114)	85,146

Total cash, cash equivalents and short-term investments	$169,141	$748	$(114)	$169,775

	September 28, 2002
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Cash and equivalents	$131,018			$131,018

Short-term investments:
Trading securities:
Commercial paper	10,940	$3		10,943
Certificates of deposit	3,000	46		3,046
US government and agency obligations	38,107	526	$(15)	38,618
Corporate notes and obligations	59,656	665	(65)	60,256
Total trading securities	111,703	1,240	(80)	112,863

Available-for-sale securities:
Corporate equity securities	20,153	924		21,077
Total available-for-sale securities	20,153	924		21,077

Total short-term investments	131,856	2,164	(80)	133,940

Total cash, cash equivalents and short-term investments	$262,874	$2,164	$(80)	$264,958

The amortized cost and estimated fair value of available-for-sale investments in debt securities at June 28, 2003, classified as short-term investments on our condensed consolidated balance sheets were as follows (in thousands):

	June 28, 2003
	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$40,664	$41,101
Due in 1 to 5 years	42,255	42,489
Due in 5 to 10 years	909	910
Due beyond 10 years	165	167
Total investments in available-for-sale debt securities	$83,993	$84,667

There were no investments in available-for-sale debt securities at September 28, 2002.

For the nine month period ended June 28, 2003, we received $110.0 million for the sale of available-for-sale securities and realized gross gains of $1.5 million and gross losses of $35,000.  There were no sales of available-for-sale securities prior to March 30, 2003.

Realized gains from the sale of trading securities were $0.2 million and $0.1 million for the nine months ended June 28, 2003 and June 29, 2002, respectively.  Realized losses from the sale of trading securities were $0 and $0.1 million for the nine months ended June 28, 2003 and June 29, 2002, respectively.

Our investments in corporate equity securities at June 28, 2003 and September 28, 2002, primarily represent the fair value of our investment in Lumenis common stock (280,000 shares and 5,432,099 shares, respectively) and are classified as available-for-sale.  The Lumenis common stock is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement.  Unrealized gain (loss) on the investment was included in accumulated comprehensive income (loss).

In determining if and when a decline in the value of our Lumenis stock is other-than-temporary, as required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” management evaluates the length of time that the market value has been below cost, the severity of the decline relative to cost, current and expected future market conditions, the financial condition of Lumenis and other relevant criteria.  When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.  At June 29, 2002, the market value of our investment in Lumenis had declined from our initial valuation of $124.4 million to $20.2 million.  This decline was deemed to be other-than-temporary and an impairment loss of $104.2 million ($79.2 million after income tax benefit of $25.0 million) was recognized in the quarter ended June 29, 2002.  The $25.0 million in tax benefit related to the impairment loss in the quarter ended June 29, 2002 is net of a $16.6 million valuation allowance recorded against this capital loss deferred tax asset.  At December 28, 2002, the market value of our investment in Lumenis had declined to $9.9 million.  This decline was deemed to be other-than-temporary and an additional impairment loss of $10.2 million was recognized in the quarter ended December 28, 2002.  We recorded no net tax benefit related to the $10.2 million impairment loss as we recorded a $4.1 million valuation allowance against this capital loss deferred tax asset.  Unrealized gains and losses subsequent to December 28, 2002 from the new cost basis are recorded in accumulated other comprehensive income (loss).  During the quarter ended June 28, 2003, we sold 5,152,099 shares of Lumenis common stock for approximately $10.9 million and recognized a gain of $1.5 million.  At June 28, 2003, the market value of our remaining investment in Lumenis (280,000 shares) was $470,000 with an associated cost basis of $512,000.  This decline was deemed to be temporary and no impairment loss was recognized in the quarter ended June 28, 2003.

8.                          DERIVATIVES

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

Our objective of holding derivatives is to minimize the risks of foreign currency fluctuation by using the most effective methods to eliminate or reduce the impact of these exposures.  Principal currencies hedged include the Euro, Japanese Yen and British Pound.  Forwards used to hedge a portion of forecasted international revenue for up to 15 months in the future are designated as cash flow hedging instruments.

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

The net derivative loss of $0.1 million included in OCI as of June 28, 2003 will be amortized into earnings through December 2020 for a hedge related to a building purchase option, which was exercised in December 2000.

We entered into a loan to hedge our firm commitment to one Euro customer through June 2004.  For this fair value hedge, effectiveness is measured by comparing the principal balance of the loan against the firm commitment balance.  At June 28, 2003, the loan principal balance of $0.4 million did not exceed the firm commitment.  The effect on earnings is recorded to other income (expense) and was not significant for the quarter ended June 28, 2003.

Forwards and options not designated as hedging instruments under SFAS No. 133 are also used to hedge the impact of the variability in exchange rates on receivables and collections denominated in certain foreign currencies.  Changes in the fair value of these derivatives are recognized in other income (expense).

9.                          GOODWILL AND OTHER INTANGIBLE ASSETS

Effective October 1, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No.142 was effective for fiscal years beginning after December 15, 2001, with early adoption allowed for companies with fiscal years beginning after March 15, 2001.  Upon adoption of SFAS No. 142, we stopped the amortization of goodwill with a net carrying value of $32.1 million at September 29, 2001 and annual amortization of $4.1 million, including amortization resulting from the acquisitions of Crystal Associates, Inc. in November 2000, DeMaria Electro-Optics Systems, Inc. and MicroLas Laser System GmbH in April 2001, and other business combinations initiated prior to the adoption of SFAS No. 141, “Business Combinations.”

Under SFAS No. 142, material amounts of goodwill attributable to each of our reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value.  Fair value is determined using a discounted cash flow methodology. These impairment tests are required to be performed at adoption and at least annually thereafter.  On an ongoing basis (absent any impairment indicators), we perform our impairment tests during the fourth quarter (based on our third quarter condensed consolidated financial statements), in conjunction with our annual budgeting process.

As part of our adoption of SFAS No. 142, we completed the initial impairment tests during the second quarter of fiscal 2002 and the annual impairment tests during the fourth quarter of fiscal 2002 and these tests resulted in no impairment.  In the second quarter of fiscal 2003, our Lambda Physik reporting segment lowered its forecasted outlook in the lithography business and we determined the significant changes in the economic outlook for this business were an indicator that an impairment test was required under SFAS No. 142.  During the quarter ended March 29, 2003, we performed an impairment test on the goodwill associated with the lithography business.  As a result of our analysis, we determined that the goodwill associated with this business was impaired and we recorded a charge of $2.4 million ($1.8 million net of minority interest) in the second quarter of fiscal 2003.

The carrying amount of goodwill attributable to each reportable segment is as follows (in thousands):

	Electro-Optics	Lambda Physik	Total
Balance, September 28, 2002	$10,982	$20,618	$31,600
Goodwill acquired (Note 4)	25,196		25,196
Impairment charges		(2,358)	(2,358)
Balance, June 28, 2003	$36,178	$18,260	$54,438

In connection with adopting SFAS No. 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continued to be appropriate, except for workforce-in-place with a net carrying value of $0.8 million, which was reclassified into goodwill.  The components of our amortizable intangible assets are as follows (in thousands):

	June 28, 2003			September 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Existing technology	$34,034	$5,029	$29,005	$19,404	$3,198	$16,206
Patents	8,111	2,483	5,628	6,961	1,668	5,293
Licenses	4,261	3,515	746	4,261	3,195	1,066
Drawings	1,116	483	633	956	272	684
Order backlog	1,212	1,130	82	945	945
Customer lists	1,900	536	1,364	630	324	306
Trade name	260	94	166
Non-compete agreement	644	48	596
	$51,538	$13,318	$38,220	$33,157	$9,602	$23,555

Amortization expense for intangible assets for the three and nine months ended June 28, 2003 was $1.4 million and $3.2 million, respectively.  At June 28, 2003, estimated amortization expense for the remainder of fiscal 2003 and the five succeeding fiscal years are as follows (in thousands):

Estimated Amortization Expense

2003 (remainder)	$1,409
2004	5,302
2005	4,818
2006	4,368
2007	4,006
2008	3,848

10.                   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net loss	$(2,286)	$(81,130)	$(20,842)	$(75,393)
Translation adjustment	7,549	12,717	17,476	6,940
Net gain (loss) on derivative instruments	(1)	(805)	91	(689)
Changes in unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments	1,819	42,296	(675)	10,135
Total comprehensive income (loss)	$7,081	$(26,922)	$(3,950)	$(59,007)

The following summarizes activity in accumulated other comprehensive income (loss) related to derivatives, net of income taxes, held by us (in thousands):

Balance, September 29, 2001	$47
Changes in fair value of derivatives	(194)
Net gains reclassified from OCI	(495)
Balance, June 29, 2002	$(642)

Balance, September 28, 2002	$(238)
Changes in fair value of derivatives	44
Net losses reclassified from OCI	47
Balance, June 28, 2003	$(147)

Accumulated other comprehensive income (net of tax) at June 28, 2003 is comprised of accumulated translation adjustments of $19.5 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.1 million.  Accumulated other comprehensive income (net of tax) at September 28, 2002 is comprised of accumulated translation adjustments of $2.0 million, net loss on derivative instruments of $0.2 million and unrealized gain on available-for-sale securities of $0.6 million.

11.                   EARNINGS (LOSS) PER SHARE

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

The following table presents information necessary to calculate basic and diluted earnings (loss) per common and common equivalent share (in thousands, except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Weighted average shares outstanding – basic and diluted	29,537	28,922	29,312	28,706

Net loss	$(2,286)	$(81,130)	$(20,842)	$(75,393)

Net loss per basic and diluted share	$(0.08)	$(2.81)	$(0.71)	$(2.63)

A total of 3,487,000 and 3,072,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the three months ended June 28, 2003 and June 29, 2002, respectively.  A total of 3,598,000 and 2,561,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the nine months ended June 28, 2003 and June 29, 2002, respectively.

12.                   BALANCE SHEET DETAILS:

Inventories are as follows (in thousands):

	June 28, 2003	September 28, 2002
Purchased parts and assemblies	$28,810	$31,516
Work-in-process	46,590	32,845
Finished goods	30,753	24,857
Inventories, net	$106,153	$89,218

Prepaid expenses and other assets consist of the following (in thousands):

	June 28, 2003	September 28, 2002
Prepaid expenses and other	$19,082	$16,757
Note receivable from Lumenis	2,786	12,828
Prepaid income taxes	30,328	9,235
Assets held for sale	10,199	466
Total prepaid expenses and other assets	$62,395	$39,286

In October 2002, we renegotiated the terms of our note receivable from Lumenis that we received as part of the consideration for the sale of our Medical segment to Lumenis.  The face value of the note is $12.9 million with 5% per annum interest and the note was originally due on October 30, 2002.  Under the renegotiated terms, Lumenis made payments of $10.1 million in the nine months ended June 28, 2003, $1.4 million on June 30, 2003 and $1.4 million on July 31, 2003, settling the note in full.  In consideration for the renegotiated terms, interest on unpaid principal accrued at 9% per annum (compared to 5% under the original terms) and was payable monthly.

In August 2002, we entered into a loan agreement with Picometrix, Inc. (Picometrix) of Michigan.  Picometrix develops and manufactures ultra high-speed photoreceivers and instrumentation for the telecommunication, data communication and test and measurement markets, focusing on epitaxial growth, photodetector design and microfabrication, high-speed microwave packaging, hybrid circuit assembly and high-speed testing.  Under the loan agreement, we provided Picometrix with $6.0 million of debt financing in exchange for (1) a nine-month option to purchase 100% of the equity of Picometrix for $6.0 million plus a two-year earn-out of up to $23.0 million and (2) the repayment of the $6.0 million of loan principal at maturity and interest at the greater of prime (4.25% at September 28, 2002) minus 0.5% or 3.0% payable monthly over its term.  The maturity date varies depending on whether we exercise the option to acquire Picometrix.  We originally recorded the purchase option at its fair value of $1.4 million and the note at its fair value of $4.6 million and were amortizing the discount to interest income over the estimated 18-month term of the note.  On November 22, 2002, we terminated our option to purchase Picometrix and, as a result, the note was payable to us in full on May 26, 2003.  As a result of this decision, we evaluated the collectibility of the note receivable from Picometrix, including the ability of Picometrix to make the required interest and principal payments.  We determined that the estimated net realizable value of the note at December 28, 2002 was $1.0 million, and accordingly recorded an impairment loss of $3.7 million ($2.3 million after-tax) during the quarter ended December 28, 2002 (see Note 14).  In addition, during the quarter ended December 28, 2002, we recorded a charge of $1.4 million to write-off the option to purchase Picometrix (see Note 14).  At June 28, 2003, the note receivable from Picometrix is recorded at its estimated net realizable value of $0.9 million due to payments received in the quarter ended June 28, 2003.  As of June 28, 2003, the note is considered due on demand.  We evaluated the collecticibility of the note, including the ability of Picometrix to make the required interest and principal payments, and concluded that the net realizable value of the note continues to be $0.9 million.

Assets held for sale at June 28, 2003 include $9.0 million of buildings, building improvements and land and $0.2 million of impaired equipment for our Lincoln, California facility, all of which are recorded at net realizable value (see Note 14) and $1.0 million for our former manufacturing facility in Sturbridge, Massachusetts.  On July 30, 2003, we completed the sale of the buildings, building improvements and land associated with our Lincoln, California facility and received net proceeds of $9.2 million.  Assets held for sale at September 28, 2002 include $0.5 million of impaired telecommunications equipment recorded at net realizable value.

Other assets consist of the following (in thousands):

	June 28, 2003	September 28, 2002
Deferred tax assets	$1,359	$23,665
Deferred compensation	16,041	15,516
Other assets	5,358	11,065
Assets held for investment		1,032
Total other assets	$22,758	$51,278

Assets held for investment at September 28, 2002 include our former manufacturing facility in Sturbridge, Massachusetts that we leased to Convergent Prima, Inc. through March 31, 2003.  This facility has been reclassified as assets held for sale at June 28, 2003 as this asset now meets the necessary criteria to be classified as such under SFAS No. 144.

Other current liabilities consist of the following (in thousands):

	June 28, 2003	September 28, 2002
Accrued expenses and other	$23,586	$18,368
Accrued payroll and benefits	20,140	19,217
Reserve for warranty	10,715	8,495
Customer deposits	4,399	3,074
Deferred income	3,470	4,324
Total other current liabilities	$62,310	$53,478

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

Components of the reserve for warranty costs during the nine months ended June 28, 2003 were as follows (in thousands):

Balance, September 28, 2002	$8,495
Additions related to current period sales	9,912
Warranty costs incurred in the current period	(8,018)
Accruals resulting from acquisitions	253
Adjustments to accruals related to prior period sales	73
Balance, June 28, 2003	$10,715

Other long-term liabilities consist of the following (in thousands):

	June 28, 2003	September 28, 2002
Deferred tax liabilities	$26,925	$36,433
Deferred compensation	16,041	15,516
Deferred income and other	4,427	3,271
Environmental remediation costs	597	640
Total other long-term liabilities	$47,990	$55,860

13.                   CURRENT AND LONG TERM OBLIGATIONS

The notes used to finance our acquisition of Star Medical include financial covenants such as maintaining a minimum tangible net worth, and minimum consolidated debt to capitalization and fixed charge coverage ratios, as well as, non-financial covenants such as providing quarterly statements to the bondholders.  In connection with the modification of covenant terms, we agreed to prepay $7.3 million of the Star notes, with no prepayment penalty, and made such payment in October 2002.  At June 28, 2003, we were not in compliance with the fixed charge ratio we agreed to maintain pursuant to our agreement, however, we received a waiver for this violation from the bondholders effective as of June 28, 2003.  The fixed charge coverage ratio is defined as the ratio of (1) consolidated income available for fixed charges for the period of four consecutive fiscal quarters ending on such date to (2) fixed charges for such period, and must not be lower than 2.00 per the agreement.  Consolidated income available for fixed charges is defined as pre-tax income from operations plus amounts deducted in the computation of fixed charges, adjusted for (i) gains or losses on sales of securities and capital assets, (ii) various non-cash charges and one-time gains and, (iii) our share of equity interest in our investments.  Fixed charges are defined as the sum of (i) interest expense and (ii) lease rentals.  At June 28, 2003, our fixed charge coverage ratio was 1.94.  Absent the waiver, the covenant violation gives the bondholders the right to call the notes. If the notes are called by the lenders, the total amount due is the sum of the outstanding principal amount of the notes to be repaid and accrued interest, plus an amount equal to the excess, if any, of (i) the present value of the remaining interest (excluding payments of interest accrued as of the repayment date) and principal payments due on the notes to be repaid, computed at a discount rate equal to the U.S. Treasury securities rate plus 50 basis points, over (ii) the outstanding principal amount of such notes. We currently expect that we will not be in compliance with certain of these covenants in the fourth quarter of fiscal 2003; therefore, we have recorded the entire principal balance of $38.0 million as a current obligation. We are currently in negotiations with the lenders to amend certain financial covenant requirements.

14.                   RESTRUCTURING AND OTHER CHARGES

We evaluate long-lived assets, including goodwill and intangible assets, whenever events or changes in business circumstances or our planned use of assets indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  Reviews are performed to determine whether the carrying value of assets is impaired based on a comparison to the undiscounted expected future cash flows.  If the comparison indicates that there is an impairment, the impaired asset is written down to fair value.  Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected discounted cash flows.

During the quarter and nine months ended June 28, 2003, we recorded restructuring and other charges of $0.3 million ($0.2 million after-tax) and $20.8 million ($13.7 million after-tax), respectively, that were classified in our statement of operations as follows (in thousands):

	THREE MONTHS ENDED June 28, 2003	NINE MONTHS ENDED June 28, 2003
Termination of activities of the Coherent Telecom-Actives Group	$339	$14,122
Impairment of Lincoln land and building		3,150
Impairment of Picometrix note (Note 12)		3,723
Other	(50)	(242)
Total	$289	$20,753

On November 6, 2002, we decided to terminate the activities of our Coherent Telecom-Actives Group (CTAG), an operating segment that had been aggregated with our Photonics Group in our Electro-Optics reportable segment.  Based on new market information and insights and the status of our development projects at CTAG obtained subsequent to September 28, 2002, we determined that our return on investment for at least the next several years would have been unsatisfactory and, therefore, additional investments were no longer justified.  The charge related to our CTAG operating segment in the quarter ended December 28, 2002 results from the $6.5 million write-down of equipment and leasehold improvements to net realizable value, a $4.8 million accrual for the estimated contractual obligation for lease and other facility costs of the building, net of estimated sublease income, in San Jose, California, formerly occupied by CTAG, the $1.4 million write-off of our option to purchase Picometrix, Inc. and $0.7 million of other restructuring costs.  In the quarter ended March 29, 2003, we recorded an additional charge of $0.9 million for the estimated contractual obligation for lease and other facilities costs of the building, net of estimated sublease income, and a reversal of $0.5 million for other restructuring costs.  During the quarter ended June 28, 2003, we recorded an additional charge of $0.3 million for the estimated contractual obligation for lease and other facilities costs of the building, net of estimated sublease income.

As of June 28, 2003, land, buildings and improvements included costs (before impairment charges) of $12.4 million related to facilities in Lincoln, California. During fiscal 2001, construction on these facilities was suspended. In the fourth quarter of fiscal 2002, management decided that, given our exit from the passive telecom market and the outsourcing of the production of printed circuit boards, this facility was not needed to support our operations and put the building up for sale.  As of September 28, 2002, the proposed sale of the building did not meet the necessary criteria to be classified as held for sale under SFAS No. 144 and, as a result, was classified as held for use in the condensed consolidated balance sheet at September 28, 2002.  Effective September 29, 2002, we adopted SFAS No. 144 and upon adoption, our Lincoln facility continued to be classified as held for use.  During the quarter ended December 28, 2002, the proposed sale of the building met the necessary criteria to be classified as held for sale.  We determined the estimated net realizable value of the land, building and improvements to be $9.1 million and the estimated net realizable value of equipment to be $0.2 million.  As a result, we recorded an impairment loss of $3.1 million ($2.7 million after-tax) during the quarter ended December 28, 2002 to write-down the land, buildings, improvements and equipment to their estimated net realizable value at December 28, 2002.  In the quarter ended March 29, 2003, we recorded an additional impairment loss of $0.1 million to write-down the land, buildings and improvements to their estimated net realizable value of $9.0 million.

At June 28, 2003, we had $5.2 million accrued as a current liability on our condensed consolidated balance sheets for restructuring charges.  The following table sets forth an analysis of the components of the fiscal 2003 restructuring charges, payments made against the accrual, and other provisions (reversals) through June 28, 2003 (in thousands):

	Severance Related	Facilities- Related Charges	Other Restructuring Costs	Total
Balance, September 28, 2002	$—	$—	$—	$—
Provision	139	5,847	1,123	7,109
Reversals			(524)	(524)
Deductions	(139)	(899)	(320)	(1,358)
Balance, June 28, 2003	$—	$4,948	$279	$5,227

The remaining restructuring accrual balance is expected to result in cash expenditures through fiscal 2007 for facilities related charges, net of estimated sublease income, and through fiscal 2003 for other restructuring costs.

The severance related costs are comprised of severance pay, outplacement services, and medical and other related benefits for 6 employees terminated due to the termination of activities in CTAG.  Long-term asset write-downs include items identified as no longer needed to support our ongoing operations.  The facilities-related charges include the estimated $5.8 million contractual obligations for the lease and other facility costs of the building in San Jose, California, net of estimated sublease income.  Other restructuring costs primarily include expenses associated with terminating other contractual arrangements.

15.                   STOCK COMPENSATION

We have elected to continue to follow the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25) to account for employee stock options.  Under APB Opinion No. 25, no compensation expense is recognized when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.  We have elected to continue to follow APB Opinion No. 25 because the alternative fair value method of accounting prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” requires the use of option valuation models that were not developed for use in valuing employee stock options.  These models also require subjective assumptions including future stock price volatility, and expected time to exercise, which greatly affect the calculated values.

For purposes of estimating the effect of SFAS No. 123 on our net income (loss), the fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE AND NINE MONTHS ENDED June 28, 2003	THREE AND NINE MONTHS ENDED June 29, 2002
Expected life in years	4.7	4.8

Expected volatility	74.5%	75.8%

Risk-free interest rate	2.7%	4.4%

Expected dividends	none	none

Our calculations for options under the Lambda Physik plan were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	THREE AND NINE MONTHS ENDED June 28, 2003	THREE AND NINE MONTHS ENDED June 29, 2002
Expected life in years	3.5	2.0

Expected volatility	75.0%	90.0%

Risk-free interest rate	4.7%	4.3%

Expected dividends	none	none

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

Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.  The following table illustrates the effect on our net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net loss, as reported	$(2,286)	$(81,130)	$(20,842)	$(75,393)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	2,793	2,316	10,580	11,709
Pro forma net loss	$(5,079)	$(83,446)	$(31,422)	$(87,102)

Basic and diluted net loss per share, as reported	$(0.08)	$(2.81)	$(0.71)	$(2.63)
Pro forma basic and diluted net loss per share	$(0.17)	$(2.89)	$(1.07)	$(3.03)

16.                   COMMITMENTS AND CONTINGENCIES

During the second quarter of fiscal 2002, we renewed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California, a portion of which we are subleasing to Lumenis.  Our lease expires in February 2007.  Upon expiration of the lease, we have an option to purchase the property for $24.6 million, renew the lease for an additional five years or arrange for the sale of the property to a third party where we would retain an obligation to the owner for the difference between the sale price, if less than $24.6 million, and $21.3 million, subject to certain provisions of the lease.  If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million.  We occupied the building in July 1998 and commenced lease payments at that time.  At June 28, 2003, we did not carry any liability in respect of this lease in our financial statements.  The lease requires us to maintain specified financial covenants including maintaining a minimum tangible net worth, minimum quick ratio, debt to tangible net worth ratio and leverage ratio, as well as, limiting the number of quarters per year in which net losses are allowed, all of which we were in compliance with as of June 28, 2003.  We currently expect that we will not be in compliance with certain of these covenants in the fourth quarter of fiscal 2003; thus, we are currently in negotiations with the lessor to amend certain covenant requirements.  If we are unable to amend these covenant requirements or obtain a waiver for the potential covenant violation or violations from the lessor, we may be obligated to purchase the property for the purchase option price noted above.

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

Management believes that our probable, nondiscounted net liability at June 28, 2003 for remaining costs associated with the above environmental matters is $0.6 million, which has been previously accrued.  This amount consists of total estimated probable costs of $0.7 million ($0.1 million included in other current liabilities and $0.6 million included in other long-term liabilities) reduced by estimated minimum probable recoveries of $0.1 million included in other assets from other parties named to the order.

17.                   SEGMENT INFORMATION

We are organized around three separately managed business units: the Photonics Group, the Telecom-Actives Group and Lambda Physik, which we have identified as operating segments.  On November 6, 2002, we decided to terminate the activities of the Telecom-Actives Group (see Note 14), an operating segment that had been aggregated with our Photonics Group in our Electro-Optics reportable segment, but is reported in our results from continuing operations.  Consistent with the guidance of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” we have aggregated these three operating segments into two reportable segments.  The Telecom-Actives Group is aggregated with the Photonics Group in the Electro-Optics segment as they have similar economic characteristics and are similar in the following: nature of products/services, nature of production process, type/class of customer, distribution methods and nature of regulatory environment.  The Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, OEM laser components, scientific research, biotechnology, medical OEMs, advanced packaging and interconnect, thermal imaging, printing and reprographics.  The Lambda Physik segment focuses on markets including lasers for the production of flat panel displays, lithography, ink jet printers, automotive, environmental research, scientific research, medical OEMs, materials processing and micro-machining applications.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net Sales:
Electro-Optics	$83,342	$75,966	$240,561	$226,825
Lambda Physik	15,832	19,966	64,155	64,375
Total Net Sales	$99,174	$95,932	$304,716	$291,200

Intersegment Net Sales:
Electro-Optics	$157	$13	$172	$94
Lambda Physik	436	309	1,308	885
Total Intersegment Sales	$593	$322	$1,480	$979

Income (Loss) Before Income Taxes, Including Tax-effected Minority Interest:
Electro-Optics	$(574)	$(8,508)	$(12,330)	$(1,950)
Lambda Physik	(5,660)	(954)	(6,107)	(545)
Corporate and other	372	(102,183)	(9,298)	(100,357)
Total Income (Loss) Before Income Taxes, Including Tax-Affected Minority Interest	$(5,862)	$(111,645)	$(27,735)	$(102,852)

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

•                  impact of recent acquisitions;

•                  inventory reserves;

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

We have two reportable business segments: Electro-Optics and Lambda Physik, which work with customers to provide cost-effective photonics-based solutions.  The Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, original equipment manufacturer (OEM) laser components, scientific research, biotechnology, medical OEMs, advanced packaging and interconnect, thermal imaging, printing and reprographics.  Lambda Physik, our 60% owned subsidiary with headquarters located in Göttingen, Germany, focuses on markets including lasers for the production of flat panel displays, semiconductor lithography, ink jet printers, automotive, environmental research, scientific research, medical OEMs, materials processing and micro-machining applications.

As lasers become less expensive, smaller and more reliable, they are increasingly replacing conventional tools and enabling technological advances in a variety of applications and industries including microtechnologies and nanotechnologies; semiconductor inspection; microlithography; measurement, test and repair of electronic circuits; medical and biotechnology; consumer electronics; industrial process and quality control; materials processing; printing; and research and development.  UV lasers are profiting from the trend towards miniaturization, which is a driver of innovation and growth in many markets.  The short wavelength of lasers that emit light in the ultraviolet spectral region make it possible to produce extremely small structures with maximum precision consistent with the latest state of the art technology.

Our products address a broad range of applications.  Both of our reportable segments are focused on several areas of the photonics market: scientific and government programs, microelectronics, materials processing, OEM components and instrumentation, and graphic arts and displays.

Scientific and government programs – This market includes sales primarily to government laboratories, research centers and universities.  Current applications for lasers in the research and development market include pump lasers for ultrafast systems, confocal microscopy systems and seed lasers in amplifier systems.  Scientists are continuing to develop new applications with our research lasers in the areas of spectroscopy, imaging and biochemistry.  The scientific market historically has provided an ideal test market for leading-edge laser technology, such as ultrafast, high power visible and UV lasers, as well as, tunable lasers.

Microelectronics – This market includes most sales to high-tech manufacturers of electronic goods, including manufacturing and testing of semiconductor capital equipment, flat panel display, printed circuit boards and other micro-machining applications.  Photonics solutions are increasing in importance in semiconductor manufacturing, as the industry adapts three drivers to reduce feature size and improve product yield.  These three drivers are (1) 90 and sub-90 nanometer node processes; (2) copper, rather than aluminum interconnects; and (3) 300 millimeter wafer diameters.  Our lasers enable non-destructive and non-invasive testing during key stages of the manufacturing process, from wafer inspection to packaging, as well as, marking to measurement.  Optical lithography, micro via drilling, laser direct writing of printed circuit boards, cutting micro-fluidic devices and component trimming applications all rely on our products, as manufacturers transition to new generation tools to reduce feature sizes, improve performance and improve yields.

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

•                  Emphasize supply chain management – We will continue to focus on operational efficiency through an emphasis on supply chain management with the explicit intent of improving gross margins at the current revenue level and increasing inventory turns.

•                  Focus on long-term improvement of Return on Assets – We will continue to focus on long-term improvement of return on assets (ROA) with a goal of achieving a level of assets that will drive a 10% ROA in three years.

We conduct a significant portion of our business internationally.  International sales accounted for 60% of net sales for fiscal 2002 and were 60% and 63% of net sales for the current quarter and nine months ended June 28, 2003, respectively.  We anticipate that international sales will continue to account for a significant portion of our net sales in the foreseeable future.  The majority of our international sales occurs through our international sales subsidiaries and the remainder of our international sales results from exports to foreign distributors and resellers and customers.  As a result, our international sales and operations are subject to the risks of conducting business internationally.  We are also subject to the risks of fluctuating foreign exchange rates, which could materially adversely affect the sales price of our products in foreign markets as well as the costs and expenses of our international subsidiaries.  This may cause us to simplify our international legal entity structure and reduce our presence in certain countries, which may negatively affect the overall level of business in such countries.  While we use forward exchange contracts, currency swap contracts, currency options, and other risk management techniques to hedge our currency exposure, we remain exposed to the economic risks of foreign currency fluctuations.  There can be no assurance that such factors will not adversely impact our operations in the future or require us to modify current business practices.

On November 6, 2002, we decided to terminate the activities of our Coherent Telecom-Actives Group (CTAG), an operating segment that had been aggregated with our Photonics Group in our Electro-Optics reportable segment.  Based on new market information and insights and the status of our development projects at CTAG obtained subsequent to September 28, 2002, we determined that our return on investment for at least the next several years would have been unsatisfactory and, therefore, additional investments were no longer justified.  The year-to-date charge related to our CTAG operating segment results from the $6.5 million write-down of equipment and leasehold improvements to net realizable value, a $5.8 million accrual for the estimated contractual obligation for lease and other facility costs of the building, net of estimated sublease income, in San Jose, California, formerly occupied by CTAG, the $1.4 million write-off of our option to purchase Picometrix, Inc. and $0.4 million of other restructuring costs.

On November 22, 2002, we terminated our option to purchase Picometrix and wrote-off the value of the option ($1.4 million) in our restructuring and other charges of $14.1 million for our CTAG operating segment, as noted above.  As a result of our decision to terminate our option, the note receivable from Picometrix was payable to us in full on May 26, 2003.  During the quarter ended December 28, 2002, we evaluated the collectibility of the Picometrix note receivable, including the ability of Picometrix to make the required interest and principal payments and determined that the estimated net realizable value of the note was $1.0 million, and accordingly recorded an impairment loss of $3.7 million ($2.3 million after-tax) during the quarter then ended.  To date, no amount has been paid on the principal balance of the note receivable, as we have not called the note.  At June 28, 2003, we evaluated the collecticibility of the note, including the ability of Picometrix to make the required interest and principal payments, and concluded that the net realizable value of the note was $0.9 million, due to payments received during the quarter ended June 28, 2003.  No additional impairment charges have been recorded during the current fiscal quarter.

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

During the quarter ended December 28, 2002, the proposed sale of our building in Lincoln, California, met the necessary criteria to be classified as held for sale under Statement of Financial Accounting Standards, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).  At March 29, 2003, we determined the estimated net realizable value of the land, building and improvements to be $9.0 million and the estimated net realizable value of equipment to be $0.2 million.  As a result, we recorded an impairment loss of $3.2 million ($2.7 million after-tax) during fiscal year 2003 to write-down the land, buildings, improvements and equipment to their estimated net realizable value at March 29, 2003.  On July 30, 2003, we completed the sale of the land, buildings, and improvements and received net proceeds of approximately $9.2 million.

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

On April 1, 2003, we acquired Positive Light, Inc. (PLI) of Los Gatos, California for approximately $38.9 million in cash.  Through June 28, 2003, we paid $32.8 million (net of cash acquired of $3.9 million) to PLI and anticipate paying the remaining $2.2 million in fiscal 2003.  PLI designs and manufactures advanced solid-state lasers for the scientific and industrial markets.  The acquisition was accounted for as a purchase and, accordingly, we recorded $19.7 million as goodwill and $10.9 million as other intangibles for the excess of the purchase price over the fair value of net tangible assets and in-process research and development acquired.  The other intangibles, principally existing technology, customer base, trade name, backlog and a non-compete agreement are amortized over the estimated useful lives of 1 to 8 years.

On June 3, 2003, we initiated a tender offer to purchase the remaining 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary for approximately $10.50 per share.  The offer period was originally set to expire on July 15, 2003, however, as a result of our decision to waive our requirement of owning a minimum of 95% of the total shares of Lambda Physik subsequent to the tender offer, the offer period was extended to July 30, 2003.  As of the closing date of the offer period, we purchased 4,448,569 outstanding shares of Lambda Physik for approximately $46.7 million, resulting in a total ownership percentage of 93.95% (inclusive of shares already owned by us).  We plan to account for this transaction as a step acquisition using the purchase method.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

Net loss for the current quarter was $2.3 million ($0.08 per diluted share).  The current quarter net loss includes a $4.4 million ($0.15 per diluted share) write-off of purchased in-process research and development (IPR&D) relating to the acquisition of PLI, partially offset by a gain of $1.5 million ($0.05 per diluted share) related to the sale of 5.2 million shares of Lumenis, Ltd. and a $0.9 million ($0.03 per diluted share) tax benefit relating to a refund of prior year taxes.  For the same quarter in the prior year, net loss was $81.1 million ($2.81 per diluted share), including impairment charges on shares of Lumenis, Ltd. stock of $104.2 million ($79.2 million after-tax or $2.74 per diluted share) and equipment impairment charges of $10.8 million ($6.6 million after-tax or $0.23 per diluted share) due to management’s decision to cease most of our activities related to the telecom passives component market, partially offset by a gain on discontinued operations of $2.8 million ($1.7 million after-tax or $0.06 per diluted share).  The decrease in net loss was primarily attributable to the prior year quarter’s impairment charges, the current quarter’s gain on sale of Lumenis shares and tax benefit.  This was partially offset by the current quarter’s IPR&D charge, lower gross margins as a percentage of sales, lower interest and dividend income and the prior year quarter’s gain on discontinued operations.

Net loss for the nine months ended June 28, 2003 was $20.8 million ($0.71 per diluted share), including restructuring and other charges of $20.8 million ($13.7 million after-tax or $0.47 per diluted share), write-off of IPR&D relating to the acquisition of PLI of $4.4 million ($0.15 per diluted share), goodwill impairment of $2.4 million ($1.8 million net of minority interest or $0.06 per diluted share) related to Lambda Physik’s lithography business, and an impairment charge related to the write-down of our shares of Lumenis of $10.2 million ($10.2 million after-tax or $0.35 per diluted share), partially offset by a settlement fee of $4.4 million ($2.0 million after-tax and net of minority interest or $0.07 per diluted share) received by Lambda Physik related to the cancellation of a customer contract dating back to the fourth quarter of fiscal 2001, a gain of $1.5 million ($0.05 per diluted share) related to the sale of 5.2 million shares of Lumenis, Ltd. and a $0.9 million ($0.03 per diluted share) tax benefit relating to a refund of prior year taxes.  The restructuring and other charges include a $14.1 million ($8.7 million after-tax or $0.30 per diluted share) restructuring and impairment charge related to the termination of activities in our Telecom-Actives Group, a $3.7 million ($2.3 million after-tax or $0.08 per diluted share) allowance against a note receivable and a $3.2 million ($2.7 million after-tax or $0.09 per diluted share) write-down of our Lincoln, California facility to estimated net realizable value at December 28, 2002, partially offset by recovery of $0.2 million in excess of estimated net realizable value for assets previously impaired and classified as held for sale.  Net loss for the nine months ended June 29, 2002 was $75.4 million ($2.63 per diluted share), including a $104.2 million ($79.2 million after-tax or $2.76 per diluted share) write-down of the value of the Lumenis stock we acquired as a result of the April 2001 sale of our Medical segment to Lumenis as well as a $10.8 million ($6.6 million after-tax or $0.23 per diluted share) charge for equipment impairment due to management’s decision to cease most of our activities related to the telecom passives component market, partially offset by a gain on discontinued operations of $2.8 million ($1.7 million after-tax or $0.06 per diluted share), a gain on sale of real estate of $1.7 million ($1.0 million after-tax or $0.03 per diluted share) and a non-recurring favorable inventory adjustment of $1.6 million ($0.7 million after-tax and net of minority interest or $0.02 per diluted share).  The decrease in net loss was primarily attributable to the prior year ‘s impairment charges, the current year’s gain on settlement contracts, the current year’s gain on sale of Lumenis shares and the current year’s tax benefit, partially offset by the current year’s restructuring and impairment charges, current year’s IPR&D charge, lower gross margins as a percentage of sales, lower interest and dividend income, the prior year’s gain on discontinued operations, the prior year’s gain on sale of real estate and prior year’s favorable inventory adjustment.

NET SALES:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
	(in thousands)

Consolidated:
Domestic	$39,480	$38,228	$112,891	$115,265
International	59,694	57,704	191,825	175,935
Total	$99,174	$95,932	$304,716	$291,200

Electro-Optics:
Domestic	$37,090	$33,946	$101,627	$102,770
International	46,252	42,020	138,934	124,055
Total	$83,342	$75,966	$240,561	$226,825

Lambda Physik:
Domestic	$2,390	$4,282	$11,264	$12,495
International	13,442	15,684	52,891	51,880
Total	$15,832	$19,966	$64,155	$64,375

Consolidated

Net sales for the current fiscal quarter and nine months ended June 28, 2003 increased $3.2 million (3%) and $13.5 million (5%), respectively, from the same periods one year ago.  Sales increased in the Electro-Optics segment and decreased in the Lambda Physik segment.  During the current quarter, international sales increased $2.0 million (3%) to 60% of sales and domestic sales increased $1.2 million (3%).  Year-to-date, international sales increased $15.9 million (9%) to 63% of sales while domestic sales decreased $2.4 million (2%).  We remain focused on achieving profitability from continuing operations and continue to make positive strides in some of our major areas of emphasis despite these challenging times, however, current market conditions make it difficult to predict future results and we maintain a cautious outlook on future operating results.

Electro-Optics

Electro-Optics net sales increased $7.4 million (10%) and $13.7 million (6%) for the third quarter and nine months ended June 28, 2003, respectively, compared to the corresponding prior year periods.  International sales increased $4.2 million (10%) and domestic sales increased $3.2 million (9%) during the current quarter.  Year-to-date, international sales increased $14.9 million (12%) while domestic sales decreased $1.1 million (1%).  Net sales increased in the current quarter primarily due to the acquisition of PLI and Molectron, as well as, the strengthening of the Euro against the U.S. dollar.  Year-to-date, net sales increased primarily due to the acquisition of PLI, the acquisition of Molectron and the strengthening of the Euro against the US dollar.  Although we experienced increases in orders received over the past several quarters and we continued to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

Lambda Physik

Lambda Physik net sales decreased $4.1 million (21%) and $0.2 million (less than 1%) for the third quarter and nine months ended June 28, 2003, respectively, compared to the corresponding prior year periods.  International sales decreased $2.2 million (14%) and domestic sales decreased $1.9 million (44%) during the current quarter.  Year-to-date, international sales increased $1.0 million (2%) and domestic sales decreased $1.2 million (10%).  Net sales decreased in the current quarter primarily due to lower sales volumes in the industrial market due to weakness in the flat panel business, partially offset by the strengthening of the Euro against the US dollar.  Year-to-date, net sales decreased slightly due to lower sales volumes in the industrial market due to weakness in the flat panel business, partially offset by higher sales volumes in the lithography market due to the successful introduction of the new 193nm wavelength lasers, following a period of decline caused by the down-turn of the semiconductor industry, and the strengthening of the Euro against the US dollar.

GROSS PROFIT

Consolidated

The consolidated gross profit rate decreased to 37.3% from 40.1% in the current quarter and decreased to 38.9% from 41.4% for the nine months ended June 28, 2003, compared to the same periods one year ago.  The current quarter decrease was primarily due to a more unfavorable product mix in both segments, costs incurred due to duplicate operations during the transfer of CO2 production from Santa Clara, California to Bloomfield, Connecticut, higher manufacturing expenses as a percentage of sales due to lower sales volumes in the Lambda Physik segment and higher warranty expenses in Lambda Physik’s industrial business.  The year-to-date decrease was primarily due to lower shipments of higher margin systems in the Lambda Physik segment and higher margin commercial solid state products in the Electro-Optics segment, higher manufacturing expenses as a percentage of sales due to lower sales volumes in the Lambda Physik segment and higher than anticipated inventory valuation reserve requirements due to a lower forecasted outlook in Lambda Physik’s lithography business.

Our consolidated gross profit rates have been and will continue to be affected by a variety of factors including manufacturing efficiencies, excess and obsolete inventory write downs, warranty costs, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, foreign currently fluctuations, international and domestic sales mix and field service margins.

Electro-Optics

The gross profit rate decreased to 41.0% from 42.1% in the current quarter and decreased to 41.8% from 42.3% for the nine months ended June 28, 2003, compared to the same periods one year ago.  The current quarter decrease was primarily due to accounting for the stepped-up basis of purchased PLI inventory, a more unfavorable product mix, costs incurred due to duplicate operations during the transfer of CO2 production from Santa Clara, California to Bloomfield, Connecticut, and additional inventory valuation reserves.  The year-to-date decrease was primarily due to lower sales of higher margin commercial solid-state products.

Lambda Physik

The gross profit rate decreased to 17.5% from 33.2% in the current quarter and decreased to 27.9% from 38.3% for the nine months ended June  28, 2003, compared to the same periods one year ago.  The current quarter decrease was primarily due to lower shipments of higher margin systems, higher manufacturing expenses as a percentage of sales due to lower sales volumes and higher warranty expenses in the industrial business.  The year-to-date decreases were primarily due to lower shipments of higher margin systems, higher manufacturing expenses as a percentage of sales due to lower sales volumes and higher inventory valuation reserve requirements due to a lower forecasted outlook in the lithography business.

OPERATING EXPENSES:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
	(in thousands)

Research and development	$12,694	$12,573	$36,627	$40,117
In-process research and development	4,430		4,430
Selling, general and administrative	25,437	24,054	75,024	70,079
Restructuring and other charges	289		20,753
Impairment loss on equipment		10,788		10,788
Goodwill impairment			2,358
Intangible assets amortization	1,397	809	3,179	2,615
Total operating expenses	$44,247	$48,224	$142,371	$123,599

Total operating expenses, including in-process research and development charges of $4.4 million in the current quarter and asset impairment expense of $10.8 million in the prior year quarter, decreased $4.0 million (8%) during the third quarter from one year ago and as a percentage of sales, operating expenses decreased to 44.6% from 50.3% one year ago.  Year-to-date total operating expenses, including restructuring and other charges of $20.8 million, in-process research and development charges of $4.4 million and goodwill impairment of $2.4 million in the current year and asset impairment expense of $10.8 million in the prior year, increased $18.8 million (15%) from one year ago and as a percentage of sales, operating expenses increased to 46.7% from 42.4% one year ago.

Research and development (R&D) expenses increased $0.1 million (1%) to $12.7 million from $12.6 million in the comparable fiscal quarter one year ago, but as a percentage of sales decreased to 12.8% from 13.1%.  Year-to-date, R&D expenses decreased $3.5 million (9%) to $36.6 million from $40.1 million and as a percentage of sales decreased to 12.0% from 13.8%.  The year-to-date decrease was primarily due to the termination of our CTAG operations in the first quarter of fiscal 2003 and lower spending on projects in our Electro-Optics segment.

Selling, general and administrative (SG&A) expenses increased $1.4 million (6%) to $25.4 million from $24.1 million in the comparable fiscal quarter one year ago and as a percentage of sales increased to 25.6% from 25.1%.  Year-to-date, SG&A expenses increased $4.9 million (7%) to $75.0 million from $70.1 million and as a percentage of sales increased to 24.6% from 24.1%.  The increases were primarily due to consulting and depreciation expense related to our investments in information technology systems, the acquisitions of PLI, and increased sales commissions as a result of higher sales volume, partially offset by cost containment efforts.  We anticipate SG&A expenses for the remainder of the fiscal year to remain consistent with the first three quarters of fiscal 2003.

Our restructuring and other charges during the nine months ended June 28, 2003 consists of (1) a $14.1 million restructuring and impairment charge related to termination of our CTAG operations for the write-down of equipment to net realizable value; an accrual for the estimated contractual obligation for lease and other facility costs of the building formerly occupied by CTAG, net of sublease income; and the write-down of our option to purchase Picometrix, Inc.; (2) a $3.7 million impairment charge to write-down our loan to Picometrix, Inc. to net realizable value at June 28, 2003; (3) an impairment loss of $3.2 million to write-down our Lincoln, California land, buildings, improvements and equipment to their estimated net realizable value at June 28, 2003; and (4) recoveries of $0.2 million in excess of estimated net realizable value for assets previously impaired and classified as held for sale.

The impairment loss on equipment in the nine months ended June 29, 2002 was due to the write-off of equipment due to management’s decision to cease most of our activities related to the telecom passives components market.

The goodwill impairment charge during the nine months ended June 28, 2003 was due to the write-off of goodwill associated with Lambda Physik’s lithography business.

Amortization of intangible assets increased $0.6 million (73%) to $1.4 million for the quarter ended June 28, 2003 compared to $0.8 million for the same period one year ago primarily due to the amortization of intangible assets related to our acquisitions of PLI and Molectron.  Amortization of intangible assets increased $0.6 million (22%) to $3.2 million for the nine months ended June 28, 2003 compared to $2.6 million for the comparable year-to-date period one year ago primarily due to the amortization of intangible assets related to our acquisitions of PLI and Molectron, partially offset by the completion of amortization of order backlog related to Lambda Physik’s acquisition of MicroLas.

In-process research and development expenses of $4.4 million in the current quarter resulted from our acquisition of PLI.

OTHER INCOME (EXPENSE)

Other income, net of other expense, changed to income of $0.3 million during the current quarter from an expense of $102.0 million in the comparable fiscal quarter one year ago.  Year-to-date, other income, net of other expense,  was a net expense of $4.6 million compared with a net expense of $99.5 million one year ago.  The current quarter change was primarily a result of the prior year quarter’s $104.2 million charge for the write-down of our investment in Lumenis stock due to an other-than-temporary impairment and the current quarter $1.5 million gain on sale of Lumenis shares, partially offset by lower interest income on cash investments due to lower interest rates and lower cash balances and higher foreign exchange losses.  Year-to-date, the change was primarily due to the prior year $104.2 million charge due to the write-down of our investment in Lumenis stock due to an other-than-temporary impairment, a $4.4 million settlement fee received by Lambda Physik relating to the cancellation of a customer contract in the second quarter of fiscal 2003 and the current quarter $1.5 million gain on sale of Lumenis shares, partially offset by the $10.2 million charge related to the write-down of our investment in Lumenis common stock due to an other-than-temporary impairment in the first quarter of fiscal 2003, lower interest income on cash investments due to lower interest rates and lower cash balances, the non-recurring gain on sale of real estate of $1.7 million in the second quarter of fiscal 2002 and higher foreign exchange losses.

INCOME TAXES

The effective tax rate on income (loss) before minority interest for the current quarter was (51.3%) compared to (25.8%) for the same quarter last year.  The effective tax rate on income (loss) before minority interest for the nine months ended June 28, 2003 was (24.1%) compared to (25.1%) for the same prior year period.  The current quarter effective tax rate increased compared to the prior year period primarily due to the prior year’s non-deductibility of a portion of the write-down of Lumenis stock due to capital loss limitations (including a $15.6 million valuation allowance provided on the Lumenis capital loss deferred tax asset), a benefit from the refund of prior year taxes and the ability to reduce last year’s valuation allowance to offset taxes on the gain reported on the current quarter sale of Lumenis shares, partially offset by the nondeductibility of the current quarter IPR&D charge.

Year-to-date, the effective tax rate decreased compared to the prior year period primarily as a result of valuation allowances recorded on the write-down of Lumenis stock and impairment of our Lincoln, California facility due to capital loss limitations (including a $4.1 million valuation allowance provided on the Lumenis-related capital loss deferred tax asset and a $0.8 million valuation allowance provided on the Lincoln-related deferred tax asset) and the nondeductibility of the current year goodwill impairment and IPR&D charges, partially offset by a benefit from the refund of prior year taxes and the effect of the current quarter sale of Lumenis shares.

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

MINORITY INTEREST IN SUBSIDIARIES

Minority interest in subsidiaries earnings increased $1.0 million and $1.2 million for the current quarter and nine months ended June 28, 2003, respectively, compared to the corresponding prior year periods.  The increases were due to the decreased profitability of our Lambda Physik subsidiary.

FINANCIAL CONDITION

Liquidity and Capital Resources

In connection with our tender offer to purchase the remaining 5,250,000 (39.6%) of outstanding shares of our Lambda Physik subsidiary at approximately $10.50 per share, we transferred $55.2 million into a separate escrow account with a financial institution, which was  restricted for the sole purpose of acquiring the outstanding shares.  At June 28, 2003, we classified the $55.2 million as restricted cash and cash equivalents.

At June 28, 2003, our primary sources of liquidity were cash, cash equivalents and short-term available-for-sale investments of $169.8 million.  Additional sources of liquidity were a multi-currency line of credit and bank credit facilities totaling $57.1 million as of June 28, 2003, of which $56.3 million was unused and available.  These credit facilities were available in the United States, Japan and Europe.  We believe that cash generated from operations, together with the liquidity provided by existing cash balances and financing capacity, is sufficient to satisfy liquidity requirements for the next twelve months.

During the second quarter of fiscal 2002, we renewed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California, a portion of which we are subleasing to Lumenis.  The lease expires in February 2007.  Upon expiration of the lease, we have an option to purchase the property for $24.6 million, renew the lease for an additional five years or at the end of the lease arrange for the sale of the property to a third party with Coherent retaining an obligation to the owner for the difference between the sale price, if less than $24.6 million, and $21.3 million, subject to certain provisions of the lease.  If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million.  We occupied the building in July 1998 and commenced lease payments at that time.  The lease requires us to maintain specified financial covenants including maintaining a minimum tangible net worth, minimum quick ratio, debt to tangible net worth ratio, leverage ratio, limiting the amount of net loss, as well as, prohibiting net losses to occur for any two consecutive fiscal quarters.  We were in compliance with these covenants as of June 28, 2003.  We currently expect that we will not be in compliance with certain of these covenants in the fourth quarter of fiscal 2003; thus, we are currently in negotiations with the lessor to amend certain covenant requirements.  If we are unable to amend these covenant requirements or obtain a waiver for the potential covenant violation or violations from the lessor, we may be obligated to purchase the property for the purchase option price noted above.

The notes used to finance our acquisition of Star Medical include financial covenants such as maintaining a minimum tangible net worth and minimum consolidated debt to capitalization and coverage ratios, as well as, non-financial covenants such as providing quarterly statements to the bondholders.  In connection with the modification of covenant terms, we agreed to prepay $7.3 million of the Star notes, with no prepayment penalty, and made such payment in October 2002.  At June 28, 2003 we were not in compliance with the fixed charge ratio we agreed to maintain pursuant to our agreement, however, we received a waiver for this violation from the bondholders effective as of June 28, 2003.  The fixed charge coverage ratio is defined as the ratio of (1) consolidated income available for fixed charges for the period of four consecutive fiscal quarters ending on such date to (2) fixed charges for such period, and must  not be lower than 2.00 per the agreement.  Consolidated income available for fixed charges is defined as pre-tax income from operations plus amounts deducted in the computation of fixed charges, adjusted for (i) gains or losses on sales of securities and capital assets, (ii) various non-cash charges and one-time gains and, (iii) our share of equity interest in our investments.  Fixed charges are defined as the sum of (i) interest expense and (ii) lease rentals.  The ratio must not be lower than 2.00.  At June 28, 2003 our fixed charge coverage ratio was 1.94.  Absent the waiver, the covenant violation gives the bondholders the right to call the notes.  The aggregate balance due under the agreement, including unpaid interest, was $38.3 million at June 28, 2003.  If the notes are called by the lenders, the total amount due is the sum of the outstanding principal amount of the notes to be repaid and accrued interest, plus an amount equal to the excess, if any, of (i) the present value of the remaining interest (excluding payments of interest accrued as of the repayment date) and principal payments due on the notes to be repaid, computed at a discount rate equal to the U.S. Treasury securities rate plus 50 basis points, over (ii) the outstanding principal amount of such notes. We currently expect that we will not be in compliance with certain of these covenants in the fourth quarter of fiscal 2003; therefore, we have recorded the entire principal balance of $38.0 million as a current obligation. We are currently in negotiations with the lenders to amend certain financial covenant requirements.

On April 1, 2003, we completed the acquisition of PLI for approximately $38.9 million in cash.  Through June 28, 2003, we paid $32.8 million (net of cash acquired of $3.9 million) to PLI and anticipate paying the remaining $2.2 million in fiscal 2003.

Contractual Obligations

We have committed $1.4 million to purchase equipment for our facilities and to improve our information technology infrastructure in our Electro-Optics segment.

Information regarding our long-term debt, long-term purchase commitments and operating leases is provided in the Consolidated Financial Statements for the fiscal year ended September 28, 2002.  See “Notes to Consolidated Financial Statements, Note 13 — Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended September 28, 2002.  Information regarding our other financial commitments at June 28, 2003 is provided in the Notes to the Condensed Consolidated Financial Statements in this filing.  See “Notes to Condensed Consolidated Financial Statements, Note 16 — Commitments and Contingencies.”

Changes in Financial Condition

Cash, cash equivalents and short-term investments (excluding our investment in Lumenis common stock) decreased $74.6 million (31%) to $169.3 million at June 28, 2003 from $243.9 million at September 28, 2002.  Cash and cash equivalents at June 28, 2003 decreased $46.4 million (35%) to $84.6 million from $131.0 million at September 28, 2002 resulting from cash used for investing activities of $45.6 million and cash used for financing activities of $18.7 million, partially offset by cash provided from operating activities of $11.1 million and by $6.8 million of cash provided by changes in exchange rates.

Cash provided by operating activities during the nine months ended June 28, 2003 was $11.1 million, which included depreciation and amortization of $24.3 million, deferred income tax assets of $14.0 million, and income (net of restructuring and impairment charges, the write-down of our investment in Lumenis, the write-down of notes receivable, IPR&D, the goodwill impairment and the gain on Lumenis shares) of $15.6 million, partially offset by net purchases of short-term investments of $32.0 million and $10.8 million used by operating assets and liabilities.  Accounts receivable decreased $2.2 million and days sales outstanding in receivables increased from 65 at September 28, 2002 to 67 at June 28, 2003.  While inventories increased $16.9 million from September 28, 2002 to June 28, 2003, primarily due to selected inventory builds to support growth and the CO2 manufacturing relocation from California to Connecticut, annualized inventory turns also increased to 2.6 from 2.4 for the quarters ended June 28, 2003 and June 28, 2002, respectively.  Prepaid expenses and other assets increased $23.1 million from September 28, 2002 to June 28, 2003, primarily due to prepaid taxes and assets held for sale related to our Lincoln, California facility, partially offset by payments on our notes receivable from Lumenis.  Accounts payable increased $2.0 million from September 28, 2002 to June 28, 2003 due to increased inventory purchases.  Income taxes payable increased $0.5 million from September 28, 2002 to June 28, 2003 due to the timing of payments.  Other current liabilities increased $8.8 million from September 28, 2002 to June 28, 2003, primarily due to the accrual for restructuring charges.

Cash used for investing activities during the nine months ended June 28, 2003 of $45.6 million included restricted cash of $55.2 million related to our tender offer for the outstanding shares of Lambda Physik, $44.1 million to purchase PLI and Molectron (net of cash acquired), and $19.3 million used to acquire property and equipment primarily due to facility improvements, manufacturing equipment and investments in information technology, partially offset by net sales of short-term investments of $60.2 million, $10.9 million provided by the sale of Lumenis shares and $1.9 million provided by proceeds from dispositions of property and equipment.

Cash used for financing activities during the nine months ended June 28, 2003 of $18.7 million included net debt of repayments of $31.1 million, resulting primarily from Lambda Physik’s payment of all short-term borrowings and principal payments on the notes used to finance our acquisition of Star Medical.  Financing activities generated $10.8 million from the sale of shares under our employee stock plans with $4.1 million generated from our employee stock purchase plan and $6.7 million from employee stock option exercises and an increase in cash overdraft of $1.6 million.

Changes in exchange rates during the nine months ended June 28, 2003 provided $6.8 million, primarily due to the strengthening of the Euro in relation to the U.S. Dollar.

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

As part of our adoption of SFAS No. 142, we completed the initial impairment tests during the second quarter of fiscal 2002 and the annual impairment tests during the fourth quarter of fiscal 2002 and these tests resulted in no impairment.  In the second quarter of fiscal 2003, our Lambda Physik reporting segment lowered its forecasted outlook in the lithography business and we determined the significant changes in the economic outlook for this business to be an indicator that an impairment test was required under SFAS No. 142.  At March 29, 2003 we performed an impairment test on the goodwill associated with the lithography business.  As a result of our analysis, we determined that the goodwill associated with this business was impaired and we recorded a charge of $2.4 million ($1.8 million net of minority interest) in the second quarter of fiscal 2003.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We adopted the disclosure provisions of SFAS No. 148 in the second quarter of fiscal 2003.

RECENT ACCOUNTING STANDARDS

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF Issue No. 00-21).  The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company.  The provisions of EITF Issue No. 00-21 are applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  We are currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on our operating results or financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks.  These entities have been commonly referred to as “special purpose entities.”  The underlying principle behind the new interpretation is that if a business enterprise has a controlling financial interest in an entity, defined in the guidance as a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.  The interpretation explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity.  We will apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003.  For variable interest entities created before January 31, 2003, we will be required to consolidate all entities in which it was deemed to be the primary beneficiary beginning in the fourth quarter of fiscal 2003.  If it is reasonably possible an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise is required to disclose information about those entities in all financial statements issued after January 31, 2003.

During the second quarter of fiscal 2002, we renewed a lease for 216,000 square feet of office, research and development and manufacturing space in Santa Clara, California, a portion of which we are subleasing to Lumenis.  The lease expires in February 2007.  Upon expiration of the lease, we have an option to purchase the property for $24.6 million, renew the lease for an additional five years or arrange for the sale of the property to a third party where we would retain an obligation to the owner for the difference between the sale price, if less than $24.6 million, and $21.3 million, subject to certain provisions of the lease.  If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million.  We have determined that the lease does not qualify as a variable interest entity and accordingly, we will not be required to consolidate the related assets and liabilities under FIN 46 on June 29, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  We do not expect the adoption of SFAS No. 149 to have a material impact on our operating results or financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The statement modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position.  The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not expect the adoption of SFAS No. 150 will require us to make any reclassifications in our financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, accounting for our marketable equity securities, accounting for long-lived assets, inventory reserves, warranty reserves, accounting for notes receivable and income taxes.

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

The vast majority of our sales are made to OEMs, distributors and resellers and end-users in the non-scientific market.  Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where, for example, we have agreed to perform installation or provide training.  In those instances, we either defer revenue related to installation services until installation is completed or, if the installation services are inconsequential or perfunctory, we accrue installation costs at the time that product revenue is recognized.  We defer revenue on training services until these services are provided.

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

Marketable Equity Securities

We classify our marketable equity investments, primarily consisting of our 280,000 shares of Lumenis stock, as short-term available-for-sale investments.  These investments are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included as a component of other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity.  Gains are recognized in our statement of operations when realized, and losses are recognized at the earlier of realization and management’s determination that a decline in value is other-than-temporary.

In determining if and when a decline in the value of our Lumenis stock is other-than-temporary, management evaluates the length of time that the market value has been below cost, the severity of the decline relative to cost, current and expected future market conditions, the financial condition of Lumenis and other relevant criteria. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.  As of June 29, 2002, the market value of our investment in Lumenis had declined from our initial valuation of $124.4 million to $20.2 million.  This decline was deemed to be other-than-temporary and an impairment loss of $104.2 million ($79.2 million after income taxes of $25.0 million) was recognized in the quarter ended June 29, 2002.  As of

December 28, 2002, the market value of our investment in Lumenis had declined from the June 29, 2002 value of $20.2 million to $9.9 million.  This decline was deemed to be other-than-temporary and an impairment loss of $10.2 million ($10.2 million after income taxes) was recognized in the quarter ended December 28, 2002.  Unrealized gains and losses from the new cost basis of $9.9 million at December 28, 2002 are recorded in accumulated other comprehensive income (loss).  During the quarter ended June 28, 2003, we sold 5,152,099 shares of Lumenis common stock for approximately $10.9 million while recognizing a gain of $1.5 million.  The market value of our remaining investment in Lumenis (280,000 shares) was $470,000 with an associated cost basis of $512,000 as of June 28, 2003.

Effective March 30, 2003, we transferred all securities formerly classified as trading securities to available-for-sale due to a change in our investment strategies.

Accounting for Long-Lived Assets

We evaluate long-lived assets, including goodwill and purchased intangible assets, whenever events or changes in business circumstances or our planned use of assets indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted expected future cash flows.  If the comparison indicates that there is impairment, the impaired asset is written down to fair value.  Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows.  At June 28, 2003, we had $92.7 million of goodwill and purchased intangible assets on the balance sheet, the value of which we believe is reasonable based on the estimated future cash flows of the associated products and technologies.  It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets.  In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

During the year ended September 28, 2002, we recorded a charge of $11.0 million for the write-down of equipment resulting primarily from management’s decision to cease most of our activities related to the telecom passives components market.

During fiscal year 2003, we recorded a charge of $6.5 million to write down equipment and leasehold improvements of our terminated CTAG operations to net realizable value and a charge of $3.2 million to write down the value of land, buildings, improvements and equipment at our Lincoln, California facility to net realizable value at June 28, 2003.

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

On November 22, 2002, we terminated our option to purchase Picometrix and, as a result, the note was payable to us in full on May 26, 2003.  As a result of this decision, we evaluated the collectibility of the Picometrix note receivable, including the ability of Picometrix to make the required interest and principal payments.  We determined that the estimated net realizable value of the note at December 28, 2002 was $1.0 million, and accordingly recorded an impairment loss of $3.7 million ($2.3 million after-tax) during the quarter ended December 28, 2002.  As of June 28, 2003, the note is considered due on demand and we have determined that the estimated net realizable value of the note, net of payments received, was $0.9 million.

At June 28, 2003, our assets include notes receivable with a book value of $3.7 million.  Differences between estimated and actual future collections on notes receivable could result in material adverse effects on our future results of operations.

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

In the nine months ended June 28, 2003, our valuation allowance on deferred tax assets increased by $5.5 million.  In making the determination to record the valuation allowance, management considered the likelihood of future taxable income and feasible and prudent tax planning strategies to realize deferred tax assets.  In the future, if we determine that we expect to realize more or less of the deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made.

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

During the quarter and nine months ended June 28, 2003, our research and development expenses were 13% and 12% of net sales, respectively.  Over the last three fiscal years, our research and development expenses have been in the range of 11% to 13% of net sales.  Our future success depends on our ability to anticipate our customers’ needs and develop products that address those needs.  Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly.  If we fail to effectively transfer production processes, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed.

We face risks associated with our international sales that could harm our financial condition and results of operations.

For the quarter and nine months ended June 28, 2003, 60% and 63% of our net sales were derived from international sales, respectively.  For fiscal years 2002, 2001 and 2000, 60%, 55% and 59%, respectively, of our net sales were derived from international sales.  We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future.  The recent global economic slowdown has already had and is likely to continue to have a negative effect on various international markets in which we operate.  This may cause us to simplify our international legal entity structure and reduce our presence in certain countries, which may negatively affect the overall level of business in such countries.  A portion of our international sales occurs through our international sales subsidiaries and the remainder of our international sales result from exports to foreign distributors, resellers and customers.  Our international operations and sales are subject to a number of risks, including:

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

Competition in the various photonics markets in which we provide products is very intense.  We compete against a number of companies, including Thermo Electron Corporation’s Spectra-Physics Lasers business unit, JDS Uniphase, Inc., Cymer, Inc., Gigaphoton, Rofin-Sinar, Lightwave Electronics and Excel Technology.  Some of our competitors are large companies that have significant financial, technical, marketing and other resources.  These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products.  Several of our competitors that have larger market capitalizations or more cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines.  Any of these acquisitions could give our competitors a strategic advantage.  Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

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

We have changed our manufacturing strategy to increase sourcing from contract manufacturers.  As of June 2003, we completed the transfer of our printed circuit board manufacturing activities in Auburn, California, to the global electronics contract manufacturer, Venture, who has factories in North America, Asia and Europe.  In the event that any normal business transaction issues arise, our ability to resolve them quickly may be at risk due to management’s decision to limit travel to Asia in accordance with World Health Organization restriction recommendations resulting from the Severe Acute Respiratory Syndrome outbreak in China.  Our ability to resume internal manufacturing operations for those products has been eliminated.  The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products.  The inability of any contract manufacturer to meet our cost, quality, performance and availability standards could adversely impact our financial condition or results of operations.  We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings.  If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory.  Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations.  The smooth transition from internal manufacturing to contract manufacturing by a third party is critical to our success.  Failure to implement and manage a successful transition may cause severe disruptions in our supply chain that will affect the cost, quality and availability of products.

Furthermore, because we have outsourced some manufacturing operations to contract manufacturers, have experienced lower sales volumes and have exited the passive telecom business, we now have excess manufacturing capacity in certain existing facilities.  As of June 28, 2003, we have land, buildings and improvements (before impairment charges) of $12.4 million related to facilities in Lincoln, California which are held for sale.  During fiscal 2001, construction on these facilities was suspended.  In the fourth quarter of fiscal 2002, management decided that, given our exit from the passive telecom market and the outsourcing of the production of printed circuit boards, this facility was not needed to support our operations and put the building up for sale.  As of June 28, 2003, we determined the estimated net realizable value of the land, building and improvements at such location to be $9.0 million and the estimated net realizable value of equipment to be $0.2 million.  As a result, we recorded an impairment loss of $3.2 million ($2.7 million after-tax) during fiscal year 2003 to write-down the land, buildings, improvements and equipment to their estimated net realizable value at June 28, 2003.  On July 30, 2003, we completed the sale of the land, buildings, and improvements and received net proceeds of $9.2 million.

If we fail to manage our restructuring of operations effectively, our business could be disrupted, which could harm our operating results.

We are currently restructuring our operations, including the consolidation of our CO2 manufacturing operations at our Bloomfield, Connecticut facility, the consolidation of our laser measurement and control business at our Portland, Oregon facility, the reorganizaiton of our U.S. optics business and implementing cost reduction activities to eliminate this excess capacity.  Our ability to reduce our excess manufacturing capacity and to consolidate facilities may be made more difficult by further weakening of the seminconductor industry and worsening of general economic conditions in the United States and globally.  If we are unable to reduce our excess manufacturing capacity and facilities, this may negatively impact our operations, cost structure and financial performance.

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

If we fail to comply with certain financial covenants associated with our debt arrangements, our lenders will have the right to declare amounts due.

At June 28, 2003, we were not in compliance with a certain financial covenant associated with the notes used to finance our acquisition of Star Medical.  We received a waiver for this violation from the bondholders effective as of June 28, 2003.  Absent the receipt of this waiver, the covenant violation gives the bondholders the right to call the notes. If the notes are called by the lenders, the total amount due is the sum of the outstanding principal amount of the notes to be repaid and accrued interest, plus an amount equal to the excess, if any, of (i) the present value of the remaining interest (excluding payments of interest accrued as of the repayment date) and principal payments due on the notes to be repaid, computed at a discount rate equal to the U.S. Treasury securities rate plus 50 basis points, over (ii) the outstanding principal amount of such notes. We currently expect that we will not be in compliance with certain of these covenants in the fourth quarter of fiscal 2003; therefore, we have recorded the entire principal balance of $38.0 million as a current obligation. We are currently in negotiations with the lenders to amend certain financial covenant requirements.  There can be no assurance that we will obtain such waivers in the future or be able to amend covenant requirements.

The lease arrangement for our office, research and development and manufacturing space in Santa Clara, California, includes certain financial covenants, all of which we were in compliance with as of June 28, 2003.  We currently expect that we will not be in compliance with certain of these covenants in the fourth quarter of fiscal 2003, thus, we are currently in negotiations with the lessor to amend certain covenant requirements.  If we are unable to amend these covenant requirements or obtain a waiver for the potential covenant violation or violations from the lessor, we may be obligated to purchase the property.  There can be no assurance that we will be able to amend these covenant requirements or obtain waivers for potential non-compliance in future quarters.

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

For the quarter and nine months ended June 28, 2003, our research and development costs were $12.7 million, or 12.8% and $36.6 million, or 12%, of net sales, respectively.  For our fiscal years 2002, 2001 and 2000, our research and development costs were $52.6 million, or 13%, $53.0 million, or 11%, and $40.7 million, or 11%, of net sales, respectively.  We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance.  Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of income securities.  These securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 28, 2003, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount.  We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.  If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At June 28, 2003, the fair value of the available-for-sale debt securities was $89.4 million, $5.3 million of which is classified as cash and equivalents and $84.1 million is classified as short-term investments on our consolidated balance sheet at June 28, 2003.

At June 28, 2003, we had fixed rate long-term debt of approximately $40.4 million, and a hypothetical 10% increase in interest rates would not have a material impact on the fair market value of this debt, based on pricing models using current interest rates.  We do not hedge any interest rate exposures.

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

Excluding Lambda Physik (discussed separately below), a hypothetical 10 percent appreciation of the forward adjusted US dollar to June 28, 2003 market rates would increase the unrealized value of our forward contracts by $0.3 million.  Conversely, a hypothetical 10 percent depreciation of the forward adjusted US dollar to June 28, 2003 market rates would decrease the unrealized value of our forward contracts by $0.4 million.

The following table provides information about our foreign exchange forward contracts at June 28, 2003.  The table presents the value of the contracts in US dollars at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value.  The U.S. notional fair value represents the contracted amount valued at June 28, 2003 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	US Notional Contract Value	US Notional Fair Value
Fair Value Hedges:

Euro	1.3129	$(5,055)	$(4,371)
British Pound Sterling	1.5845	3,486	3,613
Japanese Yen	117.2186	(3,050)	(2,995)

At Lambda Physik, a hypothetical 10 percent appreciation of the Euro to June 28, 2003 market rates would decrease the unrealized value of our forward contracts by 0.3 million Euro.  Conversely, a hypothetical 10 percent depreciation of the Euro to June 28, 2003 market rates would increase the unrealized value of our forward contracts by 0.3 million Euro.

The following table provides information about Lambda Physik’s foreign exchange forward contracts at June 28, 2003.  The table presents the value of the contracts in Euro at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value.  The Euro notional fair value represents the contracted amount valued at June 28, 2003 rates.

Forward contracts to sell foreign currencies for Euro (in thousands, except contract rates):

	Average Contract Rate	Euro Notional Contract Value	Euro Notional Fair Value
Fair Value Hedges:

Japanese Yen	0.0073	2,829	2,875

In addition to forward contracts, we have a variable interest loan to hedge our firm commitment to one Euro customer through June 2004.  As of June 28, 2003, the fair value of the loan principal was $0.4 million at 3.0%.  A hypothetical 10% fluctuation in interest rates and currency exchange rates would not have a material impact on the financial statements.

As of June 28, 2003, we entered into an option to sell 33.9 million Euro to hedge against a portion of the $55.2 million of cash we restricted in connection with our tender offer to purchase the remaining outstanding shares of our Lambda Physik subsidiary.  A hypothetical 10% appreciation of the US dollar to the Euro would increase the unrealized value of the option by $3.4 million.  Conversely, a hypothetical 10% depreciation of the US dollar to the Euro would reduce the unrealized value of the option by $0.2 million.

EQUITY SECURITY PRICE RISK

We have investments in publicly-traded equity securities.  As we account for these securities as available-for-sale, unrealized gains and losses resulting from changes in the fair value of these securities are reflected in stockholders’ equity, and not reflected in earnings until the securities are sold or a decline in value is determined to be other-than-temporary.  A 20% adverse change in equity prices would result in an approximate $0.1 million decrease in the fair value of our available-for-sale equity investments as of June 28, 2003.

The market value of our equity investments primarily comprised of our Lumenis shares, which declined to $20.2 million as of June 29, 2002 from its initial valuation of $124.4 million in April 2001 and its value of $109.1 million at September 29, 2001.  During the quarter ended June 29, 2002, we determined that the decline in the market value of our investment in Lumenis as of June 29, 2002 was other-than-temporary and, as a result, we recognized a pretax loss of $104.2 million to reflect this other-than-temporary decline in market value.  During the quarter ended December 28, 2002, we determined that decline from the market value of $20.2 million at June 29, 2002 to $9.9 million at December 28, 2002 was other-than-temporary and, as a result, we recognized a pretax loss of $10.2 million to reflect this other-than-temporary decline in market value.  During the quarter ended June 28, 2003, we sold 5,152,099 shares of Lumenis common stock for approximately $10.9 million while recognizing a gain of $1.5 million.  The market value of our remaining investment in Lumenis (280,000 shares) was $470,000 with an associated cost basis of $512,000 as of June 28, 2003.  This decline was deemed to be temporary and no impairment loss was recognized in the quarter ended June 28, 2003.  We will continue to evaluate the Lumenis investment to determine whether there are additional other-than-temporary impairments.  Temporary decreases or increases in the value of the Lumenis investment, if any, are recorded in accumulated other comprehensive income (loss).  In addition, in future periods, we may recognize a gain or loss if we sell our Lumenis shares at a price other than our carrying value.  The Lumenis common stock is unregistered and its trading is subject to restrictions under Securities and Exchange Commission Rule 144 and other restrictions as defined in the definitive agreement.  Currently, we do not hedge our investment in Lumenis stock.  Due to the nature and terms of this security, we may continue to experience a change in the value of our investment related to future price fluctuations of the security.

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

The Company filed a report on Form 8-K on June 5, 2003 relating to a press release regarding revisions to its financial guidance for the quarter ended June 28, 2003.

The Company filed a report on Form 8-K on July 8, 2003 relating to a press release regarding revisions to its financial guidance for the fiscal quarter ending June 28, 2003.

The Company filed a report on Form 8-K on July 22, 2003 relating to a press release regarding the Company’s financial results for the quarter ended June 28, 2003.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

August 11, 2003	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2003	/s/:	HELENE SIMONET
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

Date: August 11, 2003

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

Date: August 11, 2003

By/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer