Form 10-K
period 2003-09-27
COHERENT INC
filed 2003-12-18
CIK 21510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 27, 2003
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

Common Stock, $.01 par value

Common Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of December 1, 2003, 30,045,727 shares of common stock were outstanding.  The aggregate market value of the voting shares (based on the closing price reported by the NASDAQ National Market System on March 29, 2003) of Coherent, Inc., held by nonaffiliates was $404,045,278.  For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Act.  This determination of affiliate status is not necessarily conclusive.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed prior to January 26, 2004, pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K.

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

•                  amount of after-tax restructuring, impairment and other charges;

•                  warranty reserves;

•                  legal proceedings;

•                  claims against third parties for infringement of our proprietary rights;

•                  benefits from our acquisition of Positive Light, Inc.;

•                  liquidity and sufficiency of existing cash, cash equivalents and short-term investments for near-term requirements;

•                  development and acquisition of new technology and intellectual property;

•                  write-downs for excess or obsolete inventory;

•                  competitors and competitive pressures;

•                  growth of applications for our products and increase of market share;

•                  obtain components and materials in a timely manner;

•                  identify alternative sources of supply for components;

•                  achieve adequate manufacturing yields;

•                  impact of recent acquisitions;

•                  leverage of power and energy management products into our next generation products;

•                  operating efficiencies and minimization of redundant costs;

•                  compliance with environmental regulations;

•                  opportunities with high potential;

•                  participation in the bio-agent detection market;

•                  leveraging of our technology portfolio and application engineering;

•                  optimize our leadership position in existing markets;

•                  collaborative customer and industry relationships;

•                  emphasis on supply chain management;

•                  growth of direct digital imaging applications;

•                  use of financial market instruments;

•                  simplifications of our foreign legal structure and reduction of our presences in certain countries; and

•                  focus on long-term improvement of return on invested capital.

In addition, we include forward-looking statements under the “Our Strategy” and “Future Trends” sections set forth below in “Business.”

You can identify these and other forward-looking statements by the use of the words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in “Business,” “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and under the heading “Risk Factors.”  All forward-looking statements included in this document are based on information available to us on the date hereof.  We undertake no obligation to update these forward-looking statements as a result of events or circumstances or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

GENERAL

Business Overview

Our fiscal year ends on the Saturday closest to September 30.  Fiscal years 2003, 2002 and 2001 ended on September 27, September 28 and September 29, respectively.  For convenience, we use September 30 as our fiscal year-end dates throughout this Form 10-K in order to correspond to the accompanying consolidated financial statements.

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

We have two reportable business segments: Electro-Optics and Lambda Physik, which work with customers to provide cost-effective photonics-based solutions.  Our Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, original equipment manufacturer (OEM) laser components and instrumentation, scientific research and government programs and graphic arts and display.  Lambda Physik AG (Lambda Physik), our 94.3% owned subsidiary with headquarters located in Göttingen, Germany, focuses on markets including lasers for the production of thin film transistors (TFT) used in flat panel displays, microlithography applications in the semiconductor industry, ink jet printers, automotive, environmental research, scientific research, medical OEMs, materials processing and micro-machining applications.

We were originally incorporated in California on May 26, 1966 and reincorporated in Delaware on October 1, 1990.

Additional information about Coherent, Inc. (referred to herein as the Company, we, our, or Coherent) is available on our web site at www.coherent.com.  We make available, free of charge on our web site, access to our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file them electronically with or furnish them to the Securities and Exchange Commission (SEC).  Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the SEC.

INDUSTRY BACKGROUND

The word “laser” is an acronym for “light amplification by stimulated emission of radiation.”  A laser works by causing an energy source to excite, or pump, an optical gain medium, converting the energy from the source into an emission of photons, the fundamental particles of light.  These photons stimulate the release of more photons in the gain medium as they are reflected back and forth between the mirrors that make up the laser’s resonator.  The resulting build-up in the number of photons is usually emitted in the form of a light beam, the laser beam, through a partially reflective mirror at the output end of the laser.

The four types of lasers commonly available today are gas, liquid, semiconductor and solid-state, each of which derives its classification from the lasing material it uses.  Laser beams can be emitted in either continuous waves or in pulses with varying repetition rates, can have different operating wavelengths and emission bandwidths, and can emit light in a wide range of energies and powers.  Depending on the application, lasers can be designed for a specific power, pulse width, repetition rate and wavelength.  In addition, the laser’s cost of ownership can dictate its suitability for a particular application.

As lasers become less expensive, smaller and more reliable, they are increasingly replacing conventional tools and enabling technological advances in a variety of applications and industries including microtechnologies and nanotechnologies; semiconductor inspection; microlithography; measurement, test and repair of electronic circuits; medical and biotechnology; consumer electronics; industrial process and quality control; materials processing; imaging and printing; display; and research and development.  Ultraviolet (UV) lasers are profiting from the trend towards miniaturization, which is a driver of innovation and growth in many markets.  The short wavelength of lasers that emit light in the UV spectral region make it possible to produce extremely small structures with maximum precision consistent with the latest state of the art technology.

OUR STRATEGY

We strive to develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our core expertise in lasers and optical technologies.  In pursuit of our strategy, we intend to:

•            Leverage our technology portfolio and application engineering to lead the proliferation of photonics into broader markets – We will continue to identify opportunities in which our technology portfolio and application engineering can be used to offer innovative solutions and gain access to new markets.

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

•            Develop and acquire new technologies – We will continue to enhance our market position through our existing technologies and develop new technologies through our internal research and development efforts, as well as through the acquisition of additional complementary technologies, intellectual property, manufacturing processes and product offerings.

•            Emphasize supply chain management – We will continue to focus on operational efficiency through an emphasis on supply chain management with the explicit intent of improving gross margins and increasing inventory turns.

•            Focus on long-term improvement of Return on Invested Capital – We will continue to focus on long-term improvement of return on invested capital.

APPLICATIONS

Our products address a broad range of applications.  Both of our reportable business segments are focused on several areas of the photonics market including: microelectronics, graphic arts and display, materials processing, scientific research and government programs and OEM components and instrumentation.

Microelectronics

The use of semiconductors has expanded beyond computer systems to a wide array of applications such as telecommunications and data communication systems, automotive products, consumer goods, medical products, household appliances, industrial automation and control systems.

Semiconductor manufacturers are continually seeking to improve their process and design technologies to manufacture smaller, more powerful and more reliable devices at a lower cost per function.  A major factor in fabricating such devices is the ability to reduce circuit geometries, measured in nanometers (a billionth of a meter), and defined in terms of critical, or smallest, feature size.  Reduced circuit geometries permit semiconductor manufacturers to increase the number of integrated components per area of silicon.

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

We currently provide, through our 94.3% owned Lambda Physik subsidiary, NovaLine lasers with stable, line-narrowed, 2 kilohertz (kHz) operation at 248 nanometers (nm) (30 W); 4 kHz operation at 193nm (20 W); and the innovative 157nm laser which exceeds 20 W of output power and enables optical lithography down to 50nm.  Lambda Physik was the first to produce 193nm production-quality lasers and was the first to provide an R&D 157nm litho laser for material testing.  We are also involved with XTREME technologies GmbH (Xtreme Technologies), a joint venture between Lambda Physik and Jenoptik AG, to produce extreme ultra violet (EUV) light sources capable of handling feature sizes of 35nm and below.  In April 2003, Xtreme Technologies shipped the first prototype of an EUV light source, which was significantly earlier than expected.

Laser direct imaging of photomasks and printed circuit boards.

The photomask used in the lithography process is made by a laser beam that directly “writes” a circuit pattern of a semiconductor chip onto a piece of chrome-coated quartz glass.  The mask, which is conceptually similar to a negative in photography, is used in lithography systems to make numerous copies of the pattern image on semiconductor wafers.  The direct write process is also used to write circuit patterns directly on printed circuit boards.  Our Paladin, Innova Sabre and Innova SabreFreD ion lasers are used in laser systems for these applications.

Semiconductor inspection, measurement, test and repair

As semiconductor device geometries decrease in size, devices become increasingly susceptible to smaller defects during each phase of the manufacturing process.  One of the semiconductor industry’s responses to the increasing vulnerability of semiconductor devices to smaller defects has been to employ defect detection and inspection that is closely linked to the manufacturing process.  Automated inspection systems are used to detect and locate defects as small as 0.1 microns, which may not be observable by conventional optical microscopes.  These detection systems use advanced image processing and innovative laser scanning technologies to achieve high sensitivity and speed.

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

Our AZURE, Compass 315M, Compass 415M and Verdi diode-pumped solid-state, or DPSS, lasers are used to detect defects in photomasks, semiconductor chips and printed circuit boards.  The Innova iLine argon ion laser is used to inspect the photomasks and patterned wafers.  Our Vector laser is used to repair defects that may occur in the photomask or semiconductor device.

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

Flat panel display

The high volume consumer market is driving the production of flat panel displays in applications such as digital cameras, personal digital assistants (PDAs), mobile telephones, car navigation systems, laptop computers and television monitors.  The most common type of flat panel display is the active-matrix crystal display, which uses a matrix of TFT switches to control each pixel of the screen.

The crystallization of amorphous silicon to polycrystalline silicon induced by excimer lasers, commonly referred to as excimer laser annealing (ELA), is a pivotal technology for the next generation of TFT devices.  In the ELA process, the excimer laser light is absorbed into the amorphous silicon without heating the underlying substrate.  As a result, it is possible to use inexpensive glass substrates, instead of quartz, which makes the ELA process more economical than previous techniques.  Because the ELA technique leaves the substrate virtually unaffected, there are many potential applications for the ELA process, including the use of plastic as a substrate material, which would enable electronics to be integrated directly into plastic housings.  The Lambda STEEL, developed and marketed by Lambda Physik, is a high-powered 310 W excimer laser designed for industrial TFT annealing.

Our Avia and Diamond lasers are also used in the production of flat panel displays for cutting, patterning, marking and yield improvement.

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

We have developed the AviaTM DPSS laser, DiamondTM carbon dioxide, or CO2, and GEMTM QS CO2 family of lasers for this application.  The ability of our pulsed lasers to operate at very high repetition rates translates into faster drilling speeds and increased throughput in materials processing applications.  Lasers also produce smaller, cleaner holes than conventional cutting tools, and laser beams do not wear down from use, as do conventional drills.

Lasers are also increasingly being used in scribing, machining and drilling microelectronic materials and components and in microelectronics manufacturing to adjust electronic components.  Our Vector, Avia, Diamond and GEM QS lasers are used for these applications.

Graphic arts and display

The printing industry has traditionally depended upon silver-halide films and chemicals to engrave printing plates.  This chemical engraving process is accomplished in several time consuming steps.  Working with professionals in the printing industry, we design semiconductor and diode-pumped lasers that are used in complex computer-to-plate printing systems that simplify the engraving process.

Our Compass 315M and 415M DPSS and semiconductor lasers are widely used for computer-to-plate printing, an environmentally-friendly process that saves production time by writing directly to plates.

Our Innova ion lasers and Paladin DPSS lasers are used to write data on master disks that are used to mass-produce compact disks and digital video disks for consumer use.

Our SapphireTM 460 laser is 90% smaller, consumes 98% less power and dissipates 98% less heat than a comparable air-cooled argon-ion laser.  It is used for graphic arts applications, including photo finishing and film writing, and the emerging area of laser projection used for cinema and television.

Our diode laser bars, recognized as an industry leader in both high slope efficiency and high temperature performance, have enabled new applications in both the commercial and military markets, including imaging in the reprographics market.

Materials processing

Lasers are widely accepted today as part of many important manufacturing applications.  While many laser companies have developed high power lasers for the increasingly competitive area of metal processing, we have chosen to concentrate our efforts on developing compact low to medium power lasers specifically for the growing area of nonmetals processing and micromachining.  This includes such applications as the cutting and joining of plastics using both our CO2 and semiconductor lasers, the cutting, perforating and scoring of paper and packaging materials, and various cutting and patterning applications in the textile industry.

Our fiscal 2001 acquisition of DeMaria Electro-Optics Systems, Inc. (DEOS) has also enabled us to play a leading role as an OEM supplier to the laser marking and coding industry.  This area is growing as laser marking is starting to seriously compete with ink jet coding as a result of both aesthetic and environmental pressures.  In fiscal 2003, we were successful with lasers used commercially for cutting and fading fabric and for processing leather in the garment industry.

At the end of the size and wavelength spectrum, the AVIA UV lasers are now being used extensively in the processing and micromachining of a wide range of materials (and industries) including both silicon and glass.  These technically important materials are being laser processed to produce medical devices, microelectromechanical systems (MEMS) and in flat panel display and semiconductor manufacturing.

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

Scientific research and government programs

The scientific market historically has provided an ideal test market for leading-edge laser technology, including water-cooled gas lasers,

high-energy flash lamp-pumped Yttrium Aluminum Garnet (YAG) lasers, and ultrafast systems.  Our installed base is of tens of thousands of lasers.  Current applications for lasers in the scientific market include pump lasers for ultrafast (UF) and continuous wave (CW) systems, CW tunable systems, UF oscillator and amplifiers, Non-linear generation systems (SHG, THG, and OPO’s ).  Main scientific applications include biology (multiphoton and confocal microscopy), physics (atomic and molecular spectroscopy, atom cooling,  non-linear optics, X-ray generation, solid state and semiconductor studies), chemistry (quantum control, time-resolved and Raman spectroscopy) and engineering (material processing, remote sensing, metrology).

Our Mira Titanium Sapphire laser and RegA regenerative amplifier are examples of ultrafast laser systems used for these applications.

Our Innova ion lasers are also sold to instrument manufacturers, the largest component of which is bio-instrumentation, for applications such as cell sorting, DNA and protein sequencing as well as drug and clinical screening.

Our OPS laser, the Sapphire, is sold for several bio-instrumentation applications, including flow cytometry, drug discovery and DNA sequencing.

Our Chameleon laser combines a unique blend of features and hands-off performance, making it an ideal workhorse for Multi-Photon Excitation (MPE) microscopy and a powerful tool for many other fields of ultrafast research, such as time-resolved photoluminescence, nonlinear spectroscopy, fluorescence upconversion, quantum optics, materials characterization and terahertz imaging.

Our MBR and 899 CW tunable lasers provide unsurpassed resolution and stability for spectroscopy applications.

Our diode-pumped Verdi laser has established itself as the benchmark in reliability for any pumping application where Ti:Sapphire lasers like our Mira, RegA and 899 are used.  A number of Verdi lasers are currently used as laboratory workhorses to pump Coherent lasers, as well as lasers from our competitors.

Our DEOS subsidiary provides custom waveguide CO2 lasers, far-infrared lasers and other systems to a wide variety of commercial and government customers.  In some cases, these custom products are only slightly modified versions of our standard commercial and scientific laser products.  In other cases, a custom product may incorporate significant modifications, while still building on the design expertise acquired in the development of our high-volume commercial laser products.  We are also heavily involved in the development of optically pumped far-infrared (FIR) lasers, like the SIFIR-50, a THz laser system.  These designs utilize many aspects of our highly reliable, sealed resonator technologies to produce compact, dependable, turn-key systems with FIR operation.

Our fiscal 2003 acquisition of Positive Light, Inc. (PLI), a recognized leading designer and manufacturer of advanced solid-state lasers for the scientific and industrial markets, provides us access to one of the largest scientific markets, the high-energy UF amplifier systems, which covers energy ranges from 1 mJ and above and peak powers up to 50 Terawatt.  PLI products are used for a variety of physics and chemistry applications, inclusive of X-ray generation and non-linear optics.  PLI products are complementary to our UF products and pump lasers, and synergy between these product lines is expected to take place.

OEM components and instrumentation

Our substantial experience with optics, optical coatings, and diode lasers for optical pumping and harmonic generation enable our OEM components business.  We provide value-added optical solutions and both directly-coupled and fiber-coupled optical pumping diode laser packages to laser manufacturers participating in other OEM markets such as materials processing, scientific, and medical.

Instrumentation is one of our more mature commercial applications.  Representative applications within this segment include flow cytometry, high-throughput screening for pharmaceutical discovery, genomic and proteomic analysis, Raman spectroscopy, forensics, veterinary science, and bio-threat detection.  Our optically-pumped (OPS) laser, the Sapphire, is sold for several bio-instrumentation applications including DNA sequencing, flow cytometry and drug discovery.  Our Innova ion lasers are also sold to bio-instrument manufacturers for applications such as cell sorting, DNA and protein sequencing, as well as drug and clinical screening.

Flow cytometry

Flow cytometry is a laser-based, micro fluorescence technique for analyzing single cells or populations of cells in a heterogeneous mixture.  Its numerous applications include cell biology, immunology, reproductive biology, oncology, and infectious disease such as Acquired Immune Deficiency Syndrome (AIDS).  Flow cytometry is both a powerful research tool and an indispensable mainstream clinical diagnostic and prognostic tool.  Commercially available instruments typically measure more than six simultaneous discriminating factors at analysis speeds of thousands of cells per second and many instruments have the capability to selectively sort individual cells for subsequent analysis or cell culture.  The recent design trend in flow cytometry is toward more compact, powerful, and reliable instruments.  Our Sapphire solid-state 488nm laser, Compass 215M and Radius laser diode modules are the lasers of choice in the current generation of cutting-edge instrumentation replacing the bulkier, inefficient and sometimes unreliable air-cooled argon-ion and helium neon laser systems that were used in the past.

Genomics and Proteomics

Laser-based fluorescence techniques abound within the study of Genomics and Proteomics (human genome and proteome) and allied fields.  As with the flow cytometry application, a challenge to manufacturers of analytical devices is to produce instruments of increasing complexity and capability, while at the same time minimizing their size.  This is particularly important in fields such as these, where often times many instruments are deployed in a single location for the purpose of parallel processing.  Our Sapphire, Compass 215M and Radius lasers are used in instrument techniques ranging from DNA sequencing to micro array scanners, to lab-on-chip and fluorescence correlation spectroscopy.

Raman spectroscopy

Raman spectroscopy is the spectral measurement of inelastic scattering of monochromatic radiation from molecular species.  Depending on the molecular species, physical state thereof, and the experimental paradigm, laser sources for Raman can range from infrared to UV.  Raman measurements are useful for process monitoring, environmental monitoring, and biomedical applications, to name a few.  Our Innova and Compass product lines are widely deployed in Raman applications, both at the commercial and scientific level.  Exciting new research at the university level also suggests that our powerful tunable deep-UV source, the Indigo, will prove to be a very useful tool in deciphering protein secondary structure.

Bio-agent detection

A number of laser-based techniques for point source and standoff detection of pathogens or other bio-toxins are being explored in the government and private sectors.  Systems of this type could be deployed to guard military facilities, major sporting events or other large gatherings of citizens, or vital infrastructure components such as subways, airports, or industrial hubs.  We have a number of laser systems under evaluation for such systems, and are well positioned to actively participate in this segment.

Forensics

Lasers have been employed in criminal forensics for a number of decades.  Applications include latent fingerprint detection and trace evidence illumination and identification.  In the past, laser usage was often limited to forensics labs due to the physical size and complexities of the lasers.  Portable models seldom generated enough output for use in high ambient light conditions, and for large-scale sweeps of the crime scene.  Owing to recent advances in optical output versus physical size, forensic scientists now have the capability to bring an unprecedented level of latent fingerprint and trace evidence detection directly to the crime scene.  Our Incriminator™ 532nm 10 W fiber-coupled laser system directly addresses the needs of large-scale criminal investigation organizations by providing a superior combination of high brightness and portability to bear on the most difficult forensic analysis.

Medical OEM

We sell a variety of components and lasers to medical laser companies in end-user applications such as ophthalmology, aesthetic, surgical, therapeutic and dentistry.  Innova ion laser tubes and our GEM series CO2 lasers are widely deployed in ophthalmic, aesthetic and surgical markets.  Additionally, our Compass 215M series and Sapphire 488 series lasers are deployed in the retinal scanning market in diagnostic imaging systems.

FUTURE TRENDS

Microelectronics

The semiconductor industry appears to be entering the initial phase of a growth cycle, however, the recovery thus far has been cautious at best.  New technologies that were put on hold in the past several years are slowly starting to be deployed and we are not yet seeing the benefit of high volume requests for new products.  As these new technologies are increasingly laser based, the new growth cycle in the semiconductor industry bodes well for the expansion of laser markets.

Graphic arts and display

If the adoption of newer digital technologies in the graphic arts market continues to remain robust as it was in fiscal 2003, we anticipate that this will have the continued effect of driving purchases of new printing technology.  In the display market, there is substantial interest in laser projection for both large venues (digital cinema) and consumer television.  While this technology is still in an early stage, it is expected that it will drive substantial development for low cost, mass producible laser devices.

Materials processing

Anticipated drivers for expansion in the materials processing market include requirements for smaller features and expansion into new geographical areas.  The market for materials processing in Asian countries grew substantially in early 2003, which was then curbed by the SARS epidemic.  Growth has recently resumed at a rate similar to the rate experienced prior to the SARS epidemic and we anticipate this growth to continue in future years.

Scientific research and government programs

The scientific research market has historically grown at a rate similar to the growth rate experienced in the general U.S. economy and we anticipate this trend to continue into fiscal 2004.  We expect that new applications in ultrashort pulses and in bio-research will be the drivers of anticipated growth within the scientific research market.  Additionally, we anticipate that our acquisition of PLI will enable us to enhance growth in the scientific market through additional product offerings.

OEM components and instrumentation

The instrumentation market has seen a migration from the use of mature laser technologies, mainly ion lasers, to new technologies primarily based on solid state and semiconductors.  Because of this migration, new markets are expected to surface in areas such as security, including the detection of bio-agents and the monitoring of people and goods.  These markets are likely to require an increased number of lasers.  The majority of these activities are still in the research and development stage and we expect only a moderate impact on the laser industry in fiscal 2004, with increases anticipated in future years.

PRODUCTS

We design, manufacture and market lasers, laser-based systems, precision optics and related accessories for a diverse group of customers.  The following table shows selected products together with their applications, the markets they serve and the technologies upon which they are based.

Market Segment	Application	Products	Technology
Microelectronics	DUV lithography	NovaLine series	Excimer
	Mask writing	SabreFreD Innova	Frequency doubled ion Ion
	Semiconductor inspection	Vitesse Compass series Enterprise AZURE, Indigo Sapphire	Ultrafast DPSS Ion, DPSS, OPS DPSS OPS
	Marking	Avia	DPSS
	Flat panel display (TFT annealing)	Lambda STEEL series	Excimer
	Advanced packaging and interconnects	Avia	DPSS
		Diamond & Gem Series	CO2
		FAP family	Semiconductor
Graphic arts and display	Computer-to-plate printing	Single-stripe diodes Fiber coupled diodes Diode bars Compass series	Semiconductor Semiconductor Semiconductor DPSS
	Writing data to master disks	Innova family AZURE Radius	Ion DPSS Semiconductor
	Entertainment	Innova family Viper	Ion DPSS
	Photo finishing	Sapphire Compass	OPS DPSS
	Laser projection	Sapphire	OPS
Materials processing	Marking, welding, engraving, cutting and drilling	FAP family	Semiconductor
		Diamond	CO2
		Gator family	DPSS
	Automotive production	Lambda STEEL series	Excimer
	Rapid prototyping	Avia	DPSS
Scientific research and government programs	Pump source for solid-state lasers	FAP family, Diode bars Diode bars	Semiconductor Semiconductor
	Pump source for Ultrafast and CW Tunable lasers	Verdi, Vitesse, Evolution	DPSS DPSS
	Regenerative amplification	Legend	DPSS
		Terawatt	Ultrafast
	Multiphoton excitation microscopy	Mira, Chameleon	Ultrafast
	Pollution analysis	COMpex	Excimer
	Metrology (measuring technology)	OPTex, COMPex	Excimer
		NovaTech	Excimer
	Spectroscopy	COMPex Gator family, Chameleon, Indigo Mira, RegA, OPO 899, MBR, MBD Innova family	Excimer DPSS DPSS Ultrafast CW Tunable Ion
	Physical chemistry	COMPex	Excimer
	Photochemistry	COMPex	Excimer
	Laser diagnostics and measurement	Modemaster Fieldmaster Labmaster	Electronics Electronics Electronics

Market Segment

Application

Products

Technology

Scientific research and government programs (continued)	Thermal imaging	Infrared optics	Optical fabrication and coating
	Laser components	Optics for lasers	Optical fabrication and coating
OEM components and instrumentation	Confocal microscopy	Enterprise Sapphire	Ion OPS
	DNA sequencing	Compass Sapphire	DPSS OPS
	Flow cytometry/cell sorting	Innova family Compass Sapphire Radius	Ion DPSS OPS Laser Diode Module
	Drug discovery	Innova family Compass Sapphire Radius	Ion DPSS OPS Laser Diode Module
	Raman spectroscopy	Innova family Compass	Ion DPSS
	Forensics	Incriminator Innova family	DPSS Ion
	Laser Doppler velocimetry	Verdi Innova family	DPSS Ion
	Bio-agent detection	Compass, AVIA Radius	DPSS Laser Diode Module
	Fluorescence spectroscopy	Innova family Compass Sapphire Radius	Ion DPSS OPS Laser Diode Module
	Medical (OEM)	OPTex, COMPex Diode bars Innova family Compass Sapphire Diamond	Excimer Semiconductor Ion DPSS OPS CO2

We design, manufacture and market a wide variety of lasers, laser-based systems and optical components and instruments, some of which are described below.

Semiconductor lasers

Semiconductor lasers use the same principles as more conventional types of lasers but miniaturize the entire assembly into a monolithic structure using semiconductor wafer fabrication processes.  The advantages of this type of laser include smaller size, longer life, enhanced reliability and greater efficiency.  We manufacture a wide range of semiconductor laser products with wavelengths ranging from 650nm to 1000nm and output powers ranging from less than 1 W for individual emitters to 60 W for bars, to several hundred watts for stacked bars. These products are available in various forms of complexity including the following: bar diodes on heat sinks, fiber-coupled single emitters and bars, stacked bars and fully integrated modules and microprocessor-controlled units that contain power supplies and active coolers.  Our infrared semiconductor lasers, which are manufactured from proprietary materials grown in our facility in Tampere, Finland, differ from most other lasers in that they contain no aluminum in the active region.  This provides our lasers with longer lifetimes and the ability to operate at broader temperature ranges.

Our OPS laser is a semiconductor chip that is pumped by a semiconductor laser.  A wide range of wavelengths can be achieved by varying the materials used in this device and doubling the frequency of the laser beam.  The OPS is a compact, rugged, high power, single-mode laser that has promise in the optical telecommunications industry.  Our frequency doubled OPS lasers are all solid-state devices operating continuously in the blue region of the optical spectrum, and are particularly well suited to the bio-instrumentation and graphic art markets.

Another primary application for our semiconductor lasers is for use in computer-to-plate printing machines.  These machines contain a series of semiconductor lasers that are used to direct the printing of computer images directly to paper without the need for film or developing chemicals.

Our semiconductor lasers are also used in machine-processing applications such as soldering connections on printed circuit boards and welding flat panel displays and in medical applications for the treatment of the wet “classical” form of age-related macular degeneration and hair removal.  They are also used as the pump laser in DPSS laser systems that are manufactured by us and several of our competitors.

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

We manufacture a variety of types of DPSS lasers for different applications including semiconductor inspection; advanced packaging and interconnects; repair, test and measurement; computer-to-plate printing; writing data to master disks; entertainment; photo finishing: marking, welding, engraving, cutting and drilling; drug discovery; forensics; laser Doppler velocimetry; bio-agent detection; medical; rapid prototyping; DNA sequencing; flow cytometry; laser pumping and spectroscopy.

SALES AND MARKETING

We market our products domestically through a direct sales force.  Our foreign sales are made principally to customers in Europe, Japan and other Asia-Pacific countries.  We sell internationally through direct sales personnel located in Japan, the United Kingdom, Germany, Italy, Austria, France, Belgium, the Netherlands, Korea and the People’s Republic of China, as well as through independent representatives in other parts of the world.  Foreign sales accounted for 61% and 60% of our total net sales in fiscal 2003 and fiscal 2002, respectively.  Sales made to independent representatives and distributors are generally priced in U.S. dollars.  Foreign sales that we make directly to customers are generally priced in local currencies and are therefore subject to currency exchange fluctuations.  Foreign sales are also subject to other normal risks of foreign operations, such as protective tariffs, export and import controls and political instability.  Our products are broadly distributed, and no one customer accounted for more than 10% of total net sales during fiscal 2003, 2002 or 2001.

We maintain a customer support and field service staff in major markets within the United States, Europe, Japan and other Asia-Pacific countries.  This organization works closely with customers, customer groups and independent representatives in servicing equipment, training customers to use our products and exploring additional applications of our technologies.

We typically provide one-year parts and service warranties on our lasers, laser-based systems, optical and laser components and related accessories and services.  Warranties on some of our products and services may be longer than one year.  To date, warranty reserves, as reflected on our consolidated balance sheets, have generally been sufficient to cover product warranty repair and replacement costs.

RESEARCH AND DEVELOPMENT

We are committed to the development of new products, as well as the improvement and refinement of existing products.  We are primarily focusing our research and development efforts on the development of microelectronics, materials processing and bio-instrumentation markets and excimer lasers for DUV lithography.  Research and development expenditures for fiscal 2003 were $50.8 million, or 12% of net sales, compared to $52.6 million, or 13% of net sales, for fiscal 2002 and $53.0 million, or 11% of net sales, for fiscal 2001.  We maintain separate research and development staffs for both of our reportable business segments.  We work closely with customers, both individually and through our sponsored seminars, to develop products to meet customer application and performance needs.  In addition, we are working with leading research and educational institutions to develop new photonics-based solutions.  In the first quarter of fiscal 2003, we terminated the activities of our Coherent Telecom-Actives Group (CTAG) operating segment.  Expenditures for research and development related to CTAG were $1.9 million in fiscal 2003, $6.3 million in fiscal 2002 and $5.0 million in fiscal 2001.

In fiscal 2002, we formed a Technical Advisory Board to facilitate our assessment of new and emerging technologies across a broad range of disciplines affecting the field of photonics.  The Technical Advisory Board is comprised of outside experts in various disciplines within the photonics universe and will assist our internal Technology Council in the evaluation of emerging opportunities and lend their expertise to our technology review process.  The inaugural membership of the Technical Advisory Board included Dr. Martin Fejer of Stanford University, Dr. David Hanna from the University of Southampton, Dr. Detlef Hommel from the University of Bremen and Dr. Erich Ippen from Massachusetts Institute of Technology, each of whom has accepted a two year appointment.

MANUFACTURING

Strategies

One of our core manufacturing strategies is to tightly control our supply of key parts, components and assemblies.  We believe this is essential in order to maintain high quality products and enable rapid development and deployment of new products and technologies.

Committed to quality and customer satisfaction, we design and produce many of our own components and sub-assemblies in order to retain quality control.  We provide customers with 24-hour technical expertise and quality that is ISO certified at our principal manufacturing sites.  In June 2003, we transferred our printed circuit board manufacturing activities in Auburn, California, to a global electronics contract manufacturer, Venture, which has factories in North America, Asia and Europe.  We also completed the restructuring of our CO2 operations, resulting in the consolidation of all CO2 manufacturing operations at our Bloomfield, Connecticut location.

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

We rely exclusively on our own production capability to manufacture certain strategic components, optics and optical systems, semiconductor lasers, lasers and laser-based systems.  Because we manufacture, package and test these components, products and systems at our own facilities, and such items may not be readily available from other sources, any interruption in our manufacturing would adversely affect our business.  In addition, our failure to achieve adequate manufacturing yields at our manufacturing facilities may materially and adversely affect our operating results and financial condition.

Operations

Our electro-optical products are manufactured at sites in Santa Clara, Auburn and Los Gatos, California; Portland, Oregon; East Hanover, New Jersey; Bloomfield, Connecticut; Lübeck, Germany; Leicester, England; Glasgow, Scotland; and Tampere, Finland.  Our ion and CO2 lasers; a portion our DPSS lasers (Verdi, Avia and Vitesse); semiconductor lasers; and ultrafast scientific lasers are manufactured in Santa Clara and Los Gatos, California; Bloomfield, Connecticut; and Glasgow, Scotland. Our optical component products and laser instrumentation products are manufactured at our facilities in Auburn, California and Leicester, England.  We manufacture exotic crystals in East Hanover, New Jersey.  We make DPSS lasers at our facility in Lübeck, Germany, including the 315M and 501Q lasers.  Our facility in Tampere, Finland grows the aluminum-free materials that are incorporated into our semiconductor lasers.  We make a range of advanced solid-state lasers used in developing applications, including scientific research and semiconductor test equipment, in Glasgow, Scotland.

As part of our efforts to consolidate manufacturing operations, we are currently negotiating the sale of our Glasgow, Scotland operations.

Our excimer laser products, including the lasers used in DUV lithography systems, are manufactured at Lambda Physik’s, MicroLas’ and Optomech’s facilities in Göttingen, Germany.  Lambda Physik’s DPSS product is manufactured in Göttingen, Germany.

INTELLECTUAL PROPERTY

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights.  We currently hold approximately 340 U.S. and foreign patents and we have approximately 91 additional pending patent applications that have been filed.  The issued patents cover various products in all of the major markets that we serve.

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

We believe that we own or have the right to use the basic patents covering our products.  However, the laser industry is characterized by a very large number of patents, many of which are of questionable validity and some of which appear to overlap with other issued patents.  As a result, there is a significant amount of uncertainty in the industry regarding patent protection and infringement.  A U.S. patent application is published eighteen months after the claimed priority date unless it is stated by the applicant that the application will not be filed in a foreign country, in which case the application is maintained in secrecy until a patent is issued.  Foreign-filed patent applications are maintained in secrecy for up to eighteen months.  Because of this we can conduct only limited searches to determine whether our technology infringes any patents held by others.

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

•            obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•            redesign the products that use the infringed intellectual property.

If we are forced to take any of these actions, our business may be seriously harmed.  Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

We may, in the future, initiate claims or litigation against third parties for infringement of our proprietary rights to protect these rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors.  These claims could result in costly litigation and the diversion of our technical and management personnel.

COMPETITION

Competition is very intense in the various laser markets in which we provide products.  In the microelectronics, materials processing, scientific research and government programs and graphic arts and display markets we compete against a number of companies, including Thermo Electron Corporation’s Spectra-Physics Lasers business unit; JDS Uniphase Corp.; Cymer, Inc.; Gigaphoton, Inc.; Rofin-Sinar Technologies, Inc.; Lightwave Electronics Corp.; and Excel Technology, Inc.  Some of our competitors are large companies that have significant financial, technical, marketing and other resources.  These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products.  Several of our competitors that have large market capitalizations or cash reserves are better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines.  Any of these acquisitions could give our competitors a strategic advantage.  Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

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

BACKLOG

At September 30, 2003, our backlog of orders scheduled for shipment was approximately $127.7 million, compared to $124.4 million at September 30, 2002 and $134.8 million at September 30, 2001.  Orders used to compute backlog are generally cancelable without substantial penalties.  Historically, the rate of cancellation experienced by us has not been significant.  However, in fiscal 2001, a significant global economic downturn in most of the markets in which we participate resulted in a number of order cancellations and postponements.  Therefore, since orders are cancelable, the backlog of orders at any one time is not necessarily indicative of future revenues.  We anticipate filling the present backlog within the next 12 months.  Backlog at September 30, 2003 was higher than backlog at September 30, 2002 in our Electro-Optics reportable segment and lower than backlog at

September 30, 2002 in our Lambda Physik reportable segment.  Backlog at September 30, 2002 was lower than at September 30, 2001 in both operating segments.  Backlog at September 30, 2001 was also lower than at September 30, 2000 in both operating segments.

EMPLOYEES

As of September 30, 2003, we had 2,136 full-time employees.  Approximately 314 of our employees are involved in research and development; 1,252 of our employees are involved in operations, manufacturing, service and quality assurance; and 570 of our employees are involved in sales, marketing, finance, legal and other administrative functions.  Our success will depend in large part upon our ability to attract and retain employees.  We face competition in this regard from other companies, research and academic institutions, government entities and other organizations.

ACQUISITIONS

During fiscal 2003, we acquired Molectron Detector, Inc. (Molectron) of Portland, Oregon and PLI of Los Gatos, California for approximately $11.5 million and $38.9 million in cash, respectively.  Molectron designs and manufactures laser test and measurement equipment used across all photonics-based applications and markets.  We expect that the acquisition of Molectron will enable us to leverage their well-regarded power and energy management products into our next generation products in both the scientific research and commercial markets.  PLI designs and manufactures advanced solid-state lasers for the scientific research and industrial markets.  We anticipate that the acquisition of PLI will enable us to gain market share in the scientific research and industrial markets through additional product and service offerings.

In fiscal 2003, we initiated a tender offer to purchase the remaining 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary for approximately $10.50 per share.  As a result of the tender offer and the purchase of additional outstanding shares subsequent to the tender offer, as of September 30, 2003 we own 94.26% of the outstanding shares of Lambda Physik.  We expect that the acquisition of these additional shares will enable us to increase operating efficiencies by providing management and technical expertise, as well as minimizing redundant administrative costs.

RESTRUCTURINGS AND CONSOLIDATION

In fiscal 2003, we undertook several initiatives aimed at both changing business strategy and improving operational efficiencies.  Changes in business strategy included the termination of the activities of CTAG.  In an attempt to improve operational efficiencies, we outsourced the production of printed circuit boards, reassessed the planned utilization of certain long-lived assets at various operating sites and consolidated the activities of a foreign subsidiary.  As a direct result of these initiatives, we recognized $31.1 million in restructuring, impairment and other charges in fiscal 2003. These initiatives are discussed further in “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

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

Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards required by state and federal laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials.  In the event of such an accident involving such materials, we could be liable for damages and such liability could exceed the amount of our liability insurance coverage and the resources of our business.

SEGMENT INFORMATION

Financial information relating to segment operations for the three years ended September 30, 2003, 2002 and 2001, is set forth in Note 18, “Segment Information” of the Notes to Consolidated Financial Statements.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Financial information relating to foreign and domestic operations for the three years ended September 30, 2003, 2002 and 2001, is set forth in Note 18, “Segment Information” of the Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

At September 30, 2003, our primary locations were as follows:

Our corporate headquarters and major Electro-Optics manufacturing and office facility is located in Santa Clara, California, consisting of approximately 8.5 acres of land and a 200,000 square-foot building that we own.

Additional Electro-Optics manufacturing and office facilities are located in Auburn, Los Gatos and San Jose, California and Portland, Oregon.  The Auburn facilities consist of four buildings totaling 254,380 square-feet, all of which we own on leased land, with land leases expiring from 2021 through 2046.  The Los Gatos facility consists of an 18,000 square-foot building leased through December 2003.  The San Jose facility consists of a 28,800 square-foot building leased through February 2007 with a five-year renewal option.  The Portland facility consists of a 25,064 square-foot building leased through June 2007.

During fiscal 1993, we sold the net assets of Coherent General, Inc.  The sale did not include land consisting of approximately 36 acres (11 developed acres) and facilities consisting of an approximately 65,000 square-foot building owned by us in Sturbridge, Massachusetts.  This building is currently vacant and is being held as an investment as it did not meet the necessary criteria to be classified as an asset held for sale at September 30, 2003.

Coherent GmbH’s office facility in Dieburg, Germany consists of a 31,306 square-foot building leased through December 2007, with a five-year renewal option.

Coherent Lübeck’s manufacturing and office facilities in Lübeck, Germany consists of (1) a 32,507 square-foot building leased through June 2005 and (2) a 21,980 square-foot building leased through December 2009 with an option to purchase the building at the end of the lease term.

Coherent Optics Europe Ltd.’s manufacturing and office facilities consist of two leased buildings (four units) in Leicester, England totaling 34,537 square-feet leased until December 2007.

Coherent Tutcore’s manufacturing and office facility in Tampere, Finland, where we manufacture semiconductor wafers, consists of approximately 5 acres of land and a 40,970 square-foot building that we own.

Coherent Japan’s office facilities include a 17,550 square-foot building in Tokyo leased through April 2005 and a 2,156 square-foot building in Osaka leased through March 2004.

Coherent Scotland’s manufacturing and office facility in Glasgow, Scotland consists of a 30,000 square-foot building that we own.

Lasertec BV’s manufacturing and office facility in Barendrecht, Netherlands consists of a 2,992 square-foot building leased until April 2006.

Crystal Associates’ manufacturing and office facility, located in East Hanover, New Jersey, consists of a 30,000 square-foot building leased through October 2005.

Coherent DEOS’ manufacturing and office facility, located in Bloomfield, Connecticut, consists of a 48,046 square-foot building leased through December 2012.

Lambda Physik AG’s manufacturing and office facility in Göttingen, Germany, which also houses Optomech, consists of four owned buildings totaling 119,500 square-feet on 7.6 acres of owned land.

Lambda Physik’s primary domestic office facility is located in Fort Lauderdale, Florida, consisting of a 27,868 square-foot building leased until December 2008.  Additionally, two other domestic leased buildings of approximately 1,000 square-feet each are located in San Diego, California and Boise, Idaho and are leased through June 2005 and November 2005, respectively.

Lambda Physik Japan’s office facilities in Yokohama, Japan, consist of a 7,080 square-foot building leased through October 2004 and two building sites totaling 940 square-feet under varying leases expiring from July 2004 through April 2006.

MicroLas Laser System GmbH’s manufacturing and office facility in Göttingen, Germany, consists of a 32,232 square-foot building leased until December 2006.

We maintain sales and service offices under varying leases expiring from 2005 through 2014 in Korea, China, France, Italy, the United

Kingdom and the Netherlands.

We lease 216,000 square-feet of office, research and development and manufacturing space in Santa Clara, California, a portion of which we are subleasing to Lumenis, Ltd.  The lease was originally set to expire in February 2007; however, in the first quarter of fiscal 2004, we entered into an irrevocable agreement to purchase the facility for $24.6 million (see Note 11, “Commitments and Contingencies” in our Notes to Consolidated Financial Statements).

We consider our facilities to be both suitable and adequate to provide for current and near term requirements.

ITEM 3.  LEGAL PROCEEDINGS

Certain claims and lawsuits have been filed or are pending against us.  In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on our consolidated results of operations or financial position.

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

Management believes that our probable, nondiscounted net liability at September 30, 2003 for remaining costs associated with the above environmental matters is $0.5 million, which has been previously accrued.  This amount consists of total estimated probable costs of $0.6 million ($0.1 million included in other current liabilities and $0.5 million included in other long-term liabilities) reduced by minimum probable recoveries of $0.1 million included in other assets from other parties named to the order.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the NASDAQ National Market under the symbol “COHR.”  The following table sets forth the high and low closing prices for each quarterly period during the past two fiscal years as reported on the NASDAQ National Market.

	Quarters Ended
	Year ended September 30, 2003				Year ended September 30, 2002
	Dec. 28	Mar. 29	June 28	Sept. 27	Dec. 29	Mar. 30	June 29	Sept. 28

Closing Price:
High	$21.63	$21.94	$25.50	$28.44	$31.70	$35.46	$34.75	$28.43
Low	$16.17	$17.47	$18.75	$22.77	$26.27	$26.98	$26.99	$18.64

The number of stockholders of record as of December 1, 2003 was 1,664.  No cash dividends have been declared or paid since Coherent was founded and we have no present intention to declare or pay cash dividends.  Our agreements with the banks restrict the payment of dividends on our Common Stock.  See Note 9, “Short-term Borrowings” in our Notes to Consolidated Financial Statements.

Equity Compensation Plans

The following table provides information regarding the Company’s outstanding stock options in plans approved by stockholders compared to those stock options issued outside of stockholder-approved plans as of September 30, 2003:

	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders:
Stock Option Plans and Non-Employee Director’s Plan (a) (b)	4,957,300	$31.22	1,577,796
Employee Stock Purchase Plan	—	—	914,556
Productivity Incentive Plan	—	—	76,829
Equity compensation plans not approved by stockholders:	—	—	—
Total	4,957,300	$31.22	2,569,181

(a)          Consists of five plans: 2001 Stock Option Plan, 1995 Stock Option Plan, 1987 Stock Option Plan, 1998 Non-Employee Director’s Stock Option Plan and 1990 Non-Employee Director’s Stock Option Plan.

(b)         All shares remaining available for future issuance are related to the 2001 Stock Option Plan, 1995 Stock Option Plan and 1998 Non-Employee Director’s Stock Option Plan.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the last five fiscal years have been derived from our audited financial statements.  The following selected consolidated financial data reflects our former Medical segment as discontinued operations.  See Note 3, “Discontinued Operations” of Notes to Consolidated Financial Statements.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

	Years ended
Consolidated financial data	Sept. 27, 2003(5)	Sept. 28, 2002(4)	Sept. 29, 2001(3)	Sept. 30, 2000(2)	Oct. 2, 1999(1)
	(In thousands, except per share data)

Net sales	$406,235	$397,324	$477,945	$383,983	$320,480
Gross profit	148,768	161,006	199,773	176,284	140,057
Income (loss) from continuing operations	$(46,533)	$(70,837)	$27,485	$61,224	$16,229
Income (loss) from continuing operations per share (6):
Basic	$(1.58)	$(2.46)	$0.99	$2.42	$0.68
Diluted	$(1.58)	$(2.46)	$0.95	$2.24	$0.66
Shares used in computation (6):
Basic	29,448	28,786	27,709	25,252	23,957
Diluted	29,448	28,786	28,817	27,319	24,633
Total assets (excluding discontinued operations)	$709,365	$804,257	$874,517	$591,313	$352,376
Long-term obligations	27,911	43,345	58,159	68,647	74,745
Other long-term liabilities	29,008	55,860	53,097	32,143	15,626
Minority interest in subsidiaries	7,475	49,602	49,367	48,855	3,945
Stockholders’ equity	$543,858	$557,243	$598,295	$461,769	$277,098

(1)          Includes a $2.7 million after-tax charge for the write-off of purchased in-process research and development.

(2)          Includes a $33.5 million after-tax gain on issuance of stock by our Lambda Physik AG subsidiary.

(3)          Includes a $5.8 million after-tax charge for write-offs of inventory and open purchase commitments in our Lambda Physik segment.  Also includes a $1.6 million after-tax charge for the write-off of purchased in-process research and development associated with the acquisitions of DEOS and MicroLas.

(4)          Includes a $79.2 million after-tax impairment charge on our Lumenis common stock; a $6.7 million after-tax asset impairment charge resulting primarily from a decision to cease most of our activities related to the telecom passives component market; a $3.0 million tax benefit relating to a refund of prior year taxes; $1.0 million after-tax gain on sale of real estate; $0.7 million after-tax and minority interest royalty revenues; and a $0.7 million after-tax and minority interest non-recurring favorable inventory adjustment.

(5)          Includes a $10.2 million impairment charge on our Lumenis common stock; a $9.2 million after-tax charge related to the termination of activities in our Telecom-Actives group; a $7.9 million after-tax charge for the write-down of manufacturing facilities and equipment to net realizable value due to excess capacity and consolidation of operations; a $6.3 million charge for the write-off of purchased in-process research and development associated with our acquisition of Positive Light, Inc and step acquisition of Lambda Physik; a $5.6 million valuation allowance against Lambda Physik’s deferred tax assets; a $2.7 million after-tax impairment charge to write down our Lincoln, California facility to net realizable value; a $2.3 million after-tax charge to write down our loan to Picometrix, Inc. to net realizable value; a $1.8 million, net of minority interest, impairment charge to write off goodwill associated with Lambda Physik’s lithography business; severance costs at Lambda Physik of $1.3 million, after-tax and net of minority interest; a $1.0 million after-tax charge related to early lease termination costs associated with our Santa Clara, California facility; a $2.1 million tax benefit relating to refund of prior years’ taxes; a customer contract settlement fee of $2.0 million, after-tax and net of minority interest received by Lambda Physik; and a gain of $1.5 million related to the sale of 5.2 million shares of Lumenis, Ltd.

(6)          See Note 2, “Significant Accounting Policies” and Note 17, “Earnings (Loss) Per Share” of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing income (loss) per share.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.  This discussion contains forward-looking statements, which involve risk and uncertainties.  Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.  See “Special Note Regarding Forward Looking Statements” at the beginning of the Annual Report on Form 10-K.

OVERVIEW

On November 6, 2002, we decided to terminate the activities of our Coherent Telecom-Actives Group (CTAG), an operating segment that had been aggregated with our Photonics Group in our Electro-Optics reportable segment.  Based on new market information and insights and the status of our development projects at CTAG obtained subsequent to September 30, 2002, we determined that our return on investment for at least the next several years would have been unsatisfactory and, therefore, additional investments were no longer justified.  The charge related to our CTAG operating segment in fiscal 2003 resulted from the $6.5 million write-down of equipment and leasehold improvements to net realizable value; a $6.8 million accrual for the estimated contractual obligation for lease and other facility costs of the building, net of estimated sublease income, in San Jose, California, formerly occupied by CTAG; the $1.4 million write-off of our option to purchase Picometrix, Inc. (Picometrix) and $0.1 million of other restructuring costs.

In the fourth quarter of fiscal 2002, management decided that, given our exit from the passive telecom market and the outsourcing of the production of printed circuit boards, our manufacturing facility located in Lincoln, California was not needed to support our operations and committed to sell certain land, buildings and improvements and equipment with a total carrying value of $12.4 million. In fiscal 2003, the proposed sale of the facility met the necessary criteria to be classified as assets held for sale under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).  Accordingly, the carrying values of the land, buildings and improvements and equipment were adjusted to their respective fair values less costs to sell of $9.0 million and $0.3 million, respectively, and as a result, we recorded an impairment charge of $3.1 million ($2.7 million after-tax) during fiscal 2003.  The determinations of fair values were based on quoted market prices and comparable sales of similar assets.  On July 30, 2003, we completed the sale of the land, buildings and improvements and equipment and received net proceeds of $9.2 million.

On November 22, 2002, we terminated our option to purchase Picometrix and wrote-off the value of the option ($1.4 million) in our restructuring, impairment and other charges for our CTAG operating segment, as noted above.  As a result of our decision to terminate our option, the note receivable from Picometrix was payable to us in full on May 26, 2003.  During the first quarter of fiscal 2003, we evaluated the collectibility of the Picometrix note receivable, including the ability of Picometrix to make the required interest and principal payments and determined that the estimated net realizable value of the note was $0.9 million, and accordingly recorded an impairment loss of $3.7 million ($2.3 million after-tax) during the quarter then ended.  To date, no amount has been paid on the principal balance of the note receivable, as we have not called the note.  At September 30, 2003, we evaluated the collectibility of the note, including the ability of Picometrix to make the required interest and principal payments, and concluded that the net realizable value of the note was $0.9 million.

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

As of the first quarter of fiscal 2003, the market value of our investment in Lumenis, Ltd. (Lumenis) common stock had declined to $9.9 million.  This decline was deemed to be other-than-temporary and an impairment loss of $10.2 million was recognized in the first quarter of fiscal 2003.  We recorded no net tax benefit related to the $10.2 million impairment loss, as we recorded a $4.1 million valuation allowance against this capital loss deferred tax asset.

During the second quarter of fiscal 2003, we recorded a goodwill impairment charge of $2.4 million ($1.8 million net of minority interest) related to Lambda Physik’s lithography business as a result of significant changes in the economic outlook for this business.

On April 1, 2003, we acquired Positive Light, Inc. (PLI) of Los Gatos, California for approximately $35.0 million in cash (net of cash acquired of $3.9 million).  PLI designs and manufactures advanced solid-state lasers for the scientific and industrial markets.  The acquisition was accounted for as a purchase and, accordingly, we recorded $18.9 million as goodwill and $10.9 million as other intangibles for the excess of the purchase price over the fair value of net tangible assets and $4.4 million as in-process research and development (IPR&D) acquired.  The other intangibles, principally existing technology, customer base, trade name, backlog and a non-compete agreement are amortized over the estimated useful lives of 1 to 8 years.

On June 3, 2003, we initiated a tender offer to purchase the remaining 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary for approximately $10.50 per share.  The offer period was originally set to expire on July 15, 2003, however, as a result of our decision to waive our requirement of owning a minimum of 95% of the total shares of Lambda Physik subsequent to the tender offer, the offer period was extended to July 30, 2003.  As of the closing date of the offer period, we purchased 4,448,569 outstanding shares of Lambda Physik for approximately $47.4 million, resulting in a total ownership percentage of 93.95% (inclusive of shares previously owned).  We purchased an additional 32,472 of outstanding shares of Lambda Physik for approximately $0.3 million subsequent to the offering period, resulting in a total ownership percentage of 94.26% (inclusive of shares previously owned) as of September 30, 2003.  We have accounted for this transaction as a step acquisition using the purchase method.  We immediately charged $1.9 million to expense for amounts representing purchased IPR&D and recorded $4.2 million of identifiable intangible assets.  Identifiable intangible assets include existing technology, trade name, backlog, customer base and patents and are amortized over the estimated useful lives of six months to ten years.  At September 30, 2003, we had $8.3 million held in an escrow account that is restricted for the sole purpose of acquiring the remaining outstanding shares of Lambda Physik and are included in non-current restricted cash, cash equivalents and short-term investments on our consolidated balance sheets.

In the fourth quarter of fiscal 2003, management reassessed the planned utilization of certain long-lived assets of our operating sites in Auburn, California and Tampere, Finland, and determined that we had excess manufacturing capacity.  As a result, management committed to a plan to sell certain equipment with a carrying value of $5.7 million and to dispose of certain building improvements with a carrying value of $1.0 million.  The proposed sale of the equipment met the necessary criteria to be classified as assets held for sale under SFAS 144.  Accordingly, the carrying value of the equipment was adjusted to its current fair value less costs to sell of $0.8 million.  The building improvements were determined to have no future benefit and were abandoned in the fourth quarter of fiscal 2003.  As a result, we recorded an impairment charge of $5.9 million ($3.5 million after-tax) in fiscal 2003.

In the fourth quarter of fiscal 2003, management initiated plans to consolidate the activities of a foreign subsidiary located in Glasgow, Scotland in an attempt to increase operating efficiency.  Management determined that the carrying value of long-lived assets located at this subsidiary exceeded their estimated future undiscounted cash flows.  Accordingly, long-lived assets with a carrying value of $6.3 million were written down to their estimated fair value of $2.9 million, resulting in an impairment charge of $3.4 million in fiscal 2003. Additionally, certain long-lived assets that were classified as held for use at our Barendrecht, the Netherlands subsidiary were impaired, resulting in a charge of $0.3 million.

In the fourth quarter of fiscal 2003, we were not in compliance with certain financial covenants associated with the operating lease arrangement for our Santa Clara, California facility.  In October 2003, we entered into an irrevocable agreement to purchase the facility for $24.6 million, and subsequently received a waiver for this violation from the lessor effective as of September 30, 2003.  As of September 30, 2003, the estimated fair value of the facility was $1.7 million less than the purchase price of $24.6 million and we have recorded such amount in other current liabilities.  During the first quarter of 2004, we purchased the facility for $24.6 million.

In the fourth quarter of fiscal 2003, we recorded income from discontinued operations of $0.6 million, net of tax, related to a tax benefit for the refund of prior year taxes relating to our former Medical segment.

RESULTS OF OPERATIONS—YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

Consolidated Summary

Loss from continuing operations for fiscal 2003 was $46.5 million, or $1.58 per diluted share, including restructuring, impairment and other charges of $35.2 million ($24.8 million after-tax), an impairment charge related to the write-down of our shares of Lumenis of $10.2 million, a write-off of $6.3 million for purchased IPR&D relating to the acquisitions of PLI and 33.88% of Lambda Physik, a $5.6 million net of minority interest charge to reflect the establishment of a valuation allowance against Lambda’s deferred tax assets and severance costs at Lambda Physik of $2.5 million ($1.3 million after-tax and net of minority interest), partially offset by a settlement fee of $4.4 million ($2.0 million after-tax and net of minority interest) received by Lambda Physik related to the cancellation of a customer contract dating back to the fourth quarter of fiscal 2001, gains of $2.1 million relating to refunds of prior year taxes and a gain of $1.5 million related to the sale of 5.2 million shares of Lumenis.

During fiscal 2002, loss from continuing operations was $70.8 million, or $2.46 per diluted share, including impairment charges of $115.3 million ($85.9 million after-tax), a $3.0 million tax benefit related to a refund of prior year taxes, a gain on sale of real estate of $1.7 million ($1.0 million after-tax), royalty revenue of $2.0 million ($0.7 million after-tax and net of minority interest) and a non-

recurring favorable inventory adjustment of $1.6 million ($0.7 million after-tax and net of minority interest).  During fiscal 2001, our income from continuing operations was $27.5 million, or $0.95 per diluted share, including a $10.7 million ($5.8 million after-tax and net of minority interest) charge for excess inventory and open purchase order commitments at Lambda Physik and a $2.5 million ($1.6 million after-tax) write-off of purchased IPR&D.

The fiscal 2003 restructuring, impairment and other charges of $35.2 million ($24.8 million after-tax) include a $14.8 million ($9.2 million after-tax) restructuring and impairment charge related to the termination of activities of our CTAG operating segment, impairment charges of $9.6 million ($7.9 million after-tax) relating to manufacturing facilities and equipment due to excess capacity and consolidation of operations, a $3.7 million ($2.3 million after-tax) allowance against our note receivable from Picometrix, a $3.1 million ($2.7 million after-tax) write-down of our Lincoln, California facility to estimated net realizable value at December 28, 2002, goodwill impairment of $2.4 million ($1.8 million net of minority interest) and $1.7 million ($1.0 million after-tax) of early lease termination costs relating to our operating lease for our facility in Santa Clara, California, partially offset by the recovery of $0.1 million in excess of estimated net realizable value for assets previously impaired and classified as held for sale.

The fiscal 2002 impairment charges include a $104.2 million ($79.2 million after-tax) write-down of the value of the Lumenis stock we acquired as a result of the April 2001 sale of our Medical segment to Lumenis, as well as an $11.0 million ($6.7 million after-tax) charge for equipment impairment due to management’s decision to cease most of our activities related to the telecom passives component market.

The fiscal 2003 decrease in loss from continuing operations as compared to fiscal 2002 was primarily attributable to the prior year’s impairment charges, the current year’s gain on settlement contracts, the current year’s gain on sale of Lumenis shares, partially offset by the current year’s restructuring, impairment and other charges, lower gross margins as a percentage of sales, current year’s impairment charge on Lumenis shares, current year’s IPR&D charges, current year’s valuation allowance against Lambda’s deferred tax assets, current year’s severance costs at Lambda Physik, lower interest and dividend income, the prior year’s gain on sales of real estate, prior year’s royalty revenue and prior year’s favorable inventory adjustment.

The fiscal 2002 decrease in income from continuing operations as compared to fiscal 2001 was primarily attributable to the fiscal 2002 impairment charges, lower sales volumes, lower gross margins as a percentage of sales and lower interest and dividend income, partially offset by the fiscal 2001 charge for excess inventory and open purchase order commitments at Lambda Physik, the fiscal 2002 tax benefit related to a refund of prior year taxes, the fiscal 2001 IPR&D charge, the fiscal 2002 gain on sale of real estate, the non-recurring favorable inventory adjustment in fiscal 2002 and the cessation of goodwill amortization due to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) in fiscal 2002.

Net Sales

The following table sets forth for the periods indicated the amount of net sales for our operating segments and net sales as a percentage of total net sales.

	Years ended September 30,
	2003		2002		2001
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Consolidated:
Domestic	$157,171	38.7%	$159,247	40.1%	$213,365	44.6%
Foreign	249,064	61.3%	238,077	59.9%	264,580	55.4%
Total	$406,235	100.0%	$397,324	100.0%	$477,945	100.0%

Electro-Optics:
Domestic	$142,310	35.0%	$140,371	35.3%	$172,833	36.2%
Foreign	181,998	44.8%	167,251	42.1%	183,997	38.5%
Total	$324,308	79.8%	$307,622	77.4%	$356,830	74.7%

Lambda Physik:
Domestic	$14,861	3.7%	$18,876	4.8%	$40,532	8.4%
Foreign	67,066	16.5%	70,826	17.8%	80,583	16.9%
Total	$81,927	20.2%	$89,702	22.6%	$121,115	25.3%

Consolidated

During fiscal 2003, net sales increased by $8.9 million, or 2%, to $406.2 million from $397.3 million in fiscal 2002 as a result of increased sales volumes in the Electro-Optics segment, partially offset by decreased sales volumes in the Lambda Physik segment.  Foreign sales increased $11.0 million, or 5%, while domestic sales decreased $2.1 million, or 1%.  Foreign sales were 61% of net sales in fiscal 2003 and 60% in fiscal 2002.

During fiscal 2002, net sales decreased by $80.6 million, or 17%, to $397.3 million from $477.9 million in fiscal 2001 as a result of decreased sales volumes in both reportable segments.  Domestic sales decreased at a higher rate than foreign sales for a total decrease of $54.1 million, or 25%.  Foreign sales were 60% of net sales in fiscal 2002 and 55% in fiscal 2001.

Electro-Optics

Electro-Optics net sales increased by $16.7 million, or 5%, in fiscal 2003 to $324.3 million from $307.6 million in fiscal 2002. Foreign sales increased by $14.8 million, or 9%, and domestic sales increased by $1.9 million, or 1%, from fiscal 2002.  Sales increased primarily due to the acquisitions of Molectron and PLI and across all five primary market segments: microelectronics, graphic arts and display, materials processing, scientific research and government programs, and OEM components and instrumentation.  Net sales within the scientific and government lines of business improved by approximately $4.8 million, or 5%, compared to fiscal 2002 primarily as a result of the increase in sales from PLI, partially offset by a decline in other scientific business.  The microelectronics market application net sales increased $3.9 million, or 8%, from fiscal 2002 due to improving fundamentals in the semiconductor equipment and consumer electronics markets.  Graphic arts and display benefited from a transition to more environmentally friendly digital processes in both the computer-to-plate and photo-finishing applications, resulting in a $3.4 million, or 16% increase in sales from fiscal 2002.  The materials processing market application net sales increased $2.3 million, or 5%, from fiscal 2002 as the laser replaced conventional machine tools for cutting, marking, and coding, and benefited from an increase in sales to Asia, although growth was somewhat tempered as a result of the spread of SARS in the region.  Our OEM components and instrumentation net sales increased $2.2 million, or 2%, resulting from increased demand and sales of bio-instrumentation products offset by a decline in sales to Lumenis.  Additionally, the strengthening of the Euro and Yen against the U.S. dollar also resulted in an increase to net sales.  Although we experienced increases in orders received over the past several quarters and we continued to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

Electro-Optics net sales decreased by $49.2 million, or 14%, in fiscal 2002 to $307.6 million from $356.8 million in fiscal 2001.  Domestic sales decreased by $32.5 million, or 19%, and foreign sales decreased by $16.7 million, or 9%, in fiscal 2002.  Sales decreased primarily due to lower sales volumes in semiconductor and related manufacturing markets, including semiconductor lasers for non-metal printed circuit board (PCB) and hole drilling applications, as well as lower optical telecommunications sales volumes.

Lambda Physik

Lambda Physik net sales decreased by $7.8 million, or 9%, in fiscal 2003 to $81.9 million from $89.7 million in fiscal 2002.  Domestic sales decreased by $4.0 million, or 21%, and foreign sales decreased by $3.8 million, or 5%.  Net sales decreased primarily due to lower sales volumes in the industrial market due to weakness in the flat panel business, lower royalty revenue and lower demand with medical OEM customers, partially offset by the strengthening of the Euro against the U.S. dollar and higher sales volumes in the lithography market due to the introduction of the new 193nm wavelength lasers, following a period of decline caused by the downturn of the semiconductor industry.

Lambda Physik net sales decreased by $31.4 million, or 26%, in fiscal 2002 to $89.7 million from $121.1 million in fiscal 2001.  Domestic sales decreased by $21.6 million, or 53%, and foreign sales decreased by $9.8 million, or 12%.  The decrease in sales was primarily due to weakness in the overall lithography market, as well as lower demand with medical OEM customers, partially offset by $2.0 million in fiscal 2002 royalty revenue.

In fiscal 2003, one customer accounted for 18% of Lambda Physik’s net sales while another customer accounted for 11% of Lambda Physik net sales.  In fiscal 2002, one customer accounted for 32% of Lambda Physik’s net sales.  In fiscal 2001, two customers accounted for 16% each of Lambda Physik’s net sales and one customer accounted for 10% of Lambda Physik’s net sales.

Gross Profit

Consolidated

The consolidated gross profit rate decreased by 3.9% to 36.6% in fiscal 2003 from 40.5% in fiscal 2002.  The decrease in the gross profit rate was primarily due to lower shipments of higher margin industrial systems in the Lambda Physik segment, lower shipments of higher margin commercial solid state products in the Electro-Optics segment, higher manufacturing expenses as a percentage of sales in the Lambda Physik segment due to lower sales volumes, higher inventory valuation reserve requirements due to a lower forecasted outlook for the lithography business and higher warranty expenses in both segments.

Our consolidated gross profit rates have been and will continue to be affected by a variety of factors including foreign and domestic sales mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, foreign currency fluctuations and field service margins.

The consolidated gross profit rate decreased by 1.3% to 40.5% in fiscal 2002 from 41.8% in fiscal 2001.  The decrease in the gross profit rate was primarily due to lower sales of higher margin commercial solid-state products and underutilization of capacity in the Electro-Optics segment, partially offset by higher margins in the Lambda Physik segment.  The increase in gross profit rate in the Lambda Physik segment was primarily due to the fiscal 2001 unusual charge of $13.9 million for excess inventory and open purchase order commitments (11.4% negative impact on fiscal 2001 margin) and the fiscal 2002 $2.0 million royalty revenue (1.5% favorable impact on fiscal 2002 margin) offset by lower volume of higher margin lithography shipments, underutilization of capacity and lower margins on service revenue.

Electro-Optics

The gross profit rate decreased by 2.4% to 39.3% in fiscal 2003 from 41.7% in fiscal 2002.  The decrease was primarily due to lower sales of higher margin commercial solid-state products and higher warranty expense due to the introduction of several more complex products.

The gross profit rate decreased by 3.9% to 41.7% in fiscal 2002 from 45.6% in fiscal 2001.  The decrease was primarily due to lower sales of higher margin commercial solid-state products and under-utilization of capacity due to lower sales volumes.

Lambda Physik

The gross profit rate decreased by 10.5% to 26.2% in fiscal 2003 from 36.7% in fiscal 2002.  The decrease in gross profit rate was primarily due to lower shipments of higher margin industrial systems, higher manufacturing expenses as a percentage of sales due to lower sales volumes, higher inventory write-downs due to a lower forecasted outlook for the lithography business and higher warranty expenses in the industrial business.

The gross profit rate increased by 6.6% to 36.7% in fiscal 2002 from 30.1% in fiscal 2001.  The increase in the gross profit rate was primarily due to the fiscal 2001 unusual charge of $13.9 million for excess inventory and open purchase order commitments (11.4% negative impact on fiscal 2001 margin) and the fiscal 2002 $2.0 million royalty revenue (1.5% favorable impact), partially offset by lower volume of higher margin lithography shipments, underutilization of capacity and lower margins on service revenue.

Operating Expenses

	Years Ended September 30,
	2003		2002		2001
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$50,751	12.5%	$52,613	13.2%	$52,961	11.1%
In-process research and development	6,338	1.6%	—	—	2,471	0.5%
Selling, general and administrative	103,929	25.6%	94,114	23.7%	104,746	21.9%
Restructuring, impairment and other charges	35,163	8.6%	11,015	2.8%	—	—
Intangibles amortization	5,147	1.3%	3,427	0.9%	5,262	1.1%
Total operating expenses	$201,328	49.6%	$161,169	40.6%	$165,440	34.6%

Fiscal 2003 total operating expenses, including restructuring, impairment and other charges of $35.2 million and IPR&D charges of $6.3 million, increased by $40.2 million, or 25%, from fiscal 2002.  As a percentage of net sales, total operating expenses increased to 49.6% in fiscal 2003 from 40.6% in fiscal 2002.  Exclusive of the fiscal 2003 restructuring, impairment and other charges and IPR&D charges and the fiscal 2002 restructuring, impairment and other charges, operating expenses increased $9.7 million, or 6%, and increased to 39.3% of net sales in fiscal 2003 from 37.8% in fiscal 2002.

Fiscal 2002 operating expenses decreased by $4.3 million, or 3%, from fiscal 2001.  As a percentage of net sales, operating expenses increased to 40.6% of net sales in fiscal 2002 from 34.6% in fiscal 2001.  Exclusive of the fiscal 2002 restructuring, impairment and other charges and the fiscal 2001 write-off of purchased IPR&D, operating expenses decreased by $12.8 million, or 8%, but as a percentage of net sales increased to 37.8% from 34.1%.

Research and development

Fiscal 2003 research and development expenses decreased by $1.9 million, or 4%, from fiscal 2002 and decreased to 12.5% from 13.2% of net sales.  The decrease is primarily due to the termination of our CTAG operations in the first quarter of fiscal 2003 and lower spending on projects in our Electro-Optics segment, partially offset by increased research and development activities related to individually addressable semiconductor laser bar products in our Electro-Optics segment and the strengthening of the Euro against the U.S. dollar in our Lambda Physik segment.  Fiscal 2003 and 2002 research and development expenses include $1.9 million and $6.3 million, respectively, for our CTAG operating segment, which was terminated in the first quarter of fiscal 2003.

Fiscal 2002 research and development expenses decreased by $0.3 million, or 1%, from fiscal 2001 but increased to 13.2% from 11.1% of net sales.  The dollar decrease was primarily due to the implementation of cost savings programs, partially offset by increased spending on telecom projects, as well as the integration of DEOS, which we acquired in the third quarter of fiscal 2001.  The increase as a percentage of net sales is due to the decrease in fiscal 2002 net sales.  Fiscal 2002 and 2001 research and development expenses include $6.3 million and $5.0 million, respectively, for our terminated CTAG operating segment.

In-process research and development

Fiscal 2003 IPR&D expense of $6.3 million resulted from our acquisition of PLI ($4.4 million) and our acquisition of an additional 33.88% of the minority interest ownership of Lambda Physik ($1.9 million).  The values assigned to purchased IPR&D were determined by identifying research projects in areas for which technological feasibility were not established and that had no alternative future use.  The values were determined by estimating the costs to develop the acquired in-process technologies into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value.

Selling, general and administrative

Fiscal 2003 selling, general and administrative expenses increased by $9.8 million, or 10%, from fiscal 2002 and increased as a percentage of net sales from 23.7% to 25.6%.  The increase was primarily due to consulting and depreciation expense related to our investments in information technology systems, the acquisitions of Molectron and PLI, severance costs in our Lambda Physik segment and increased sales commissions as a result of higher sales volumes, partially offset by lower incentive compensation and cost containment efforts.

Fiscal 2002 selling, general and administrative expenses decreased by $10.6 million, or 10%, from fiscal 2001, but increased as a percentage of net sales from 21.9% to 23.7%.  The dollar decrease was primarily due to lower commissions as a result of lower sales volume and lower employment-related expenses due to headcount reductions and lower incentive compensation, partially offset by increased investments in information technology.  The increase as a percentage of net sales is due to the decrease in fiscal 2002 net sales.

Restructuring, impairment and other charges

In fiscal 2003, restructuring, impairment and other charges consists of: (1) a $14.8 million charge related to the termination of our CTAG operations for the write-down of equipment to net realizable value; an accrual for the estimated contractual obligation for lease and other facility costs of the building formerly occupied by CTAG, net of sublease income; and the write-down of our option to purchase Picometrix; (2) $9.6 million of charges relating to manufacturing facilities and equipment due to excess capacity and consolidation of operations; (3) a $3.7 million charge to write-down the value of our note receivable from Picometrix to net realizable value; (4) a $3.1 million charge to write-down our Lincoln, California land, buildings and improvements and equipment to their estimated net realizable value; (5) a charge of $2.4 million due to the write-off of goodwill associated with Lambda Physik’s lithography business; and (6) $1.7 million of early lease termination costs relating to our operating lease for our facility in Santa Clara, California, partially offset by the recovery of $0.1 million in excess of estimated net realizable value for assets previously impaired and classified as held for sale.

In fiscal 2002 we recognized an impairment loss of $11.0 million related to the write-off of equipment due to management’s decision to cease most of our activities related to the telecom passives component market.  A significant portion of the assets impaired was acquired in connection with capacity expansions in anticipation of future demand and was not placed in service.

Intangibles amortization

Fiscal 2003 intangibles amortization expense increased by $1.7 million, or 50%, primarily due to the acquisitions of PLI, Molectron and an additional 33.88% of Lambda Physik in fiscal 2003.

Fiscal 2002 intangibles amortization expenses decreased by $1.8 million, or 35%, primarily due to the cessation of goodwill amortization due to the adoption of SFAS 142, partially offset by the amortization of intangibles resulting from the acquisitions of

MicroLas, DEOS and Crystal Associates, Inc.

Other income (expense)

Other expense, net, decreased by $92.5 million in fiscal 2003 to $4.9 million from $97.4 million in fiscal 2002.  Fiscal 2003 and fiscal 2002 other expense, net, includes charges of $10.2 and $104.2 million, respectively, due to the write-down of our investment in Lumenis common stock (investment write-down) due to other-than-temporary impairments.  Exclusive of the investment write-downs, other income, net of other expense, decreased $1.5 million primarily due to $4.7 million lower interest and dividend income due to lower interest rates and lower cash balances and the non-recurring gain on sale of real estate of $1.7 million in fiscal 2002, partially offset by a $4.4 million settlement fee received by Lambda Physik relating to the cancellation of a customer contract in fiscal 2003.

Other expense, net, was $97.4 million in fiscal 2002 compared to other income, net, of $8.8 million in fiscal 2001.  Fiscal 2002 other expense, net, includes a $104.2 million charge due to the investment write-down.  Exclusive of this investment write-down, other income, net of other expense, decreased $2.0 million primarily due to lower interest income and lower dividends resulting from the purchase of MicroLas, partially offset by the gain on sale of real estate and rental income from the sublease of the Condensa facility to Lumenis.

Minority interest in subsidiaries earnings (losses)

Minority interest in subsidiaries losses was $4.2 million during fiscal 2003 compared to minority interest in subsidiaries’ earnings of $0.4 million during fiscal 2002 due to net losses incurred by our Lambda Physik segment.  We expect minority interest in subsidiaries’ earnings (losses) to decrease in fiscal 2004 due to our acquisition of additional shares of Lambda Physik during fiscal 2003.  As of September 30, 2003, minority shareholders owned 5.74% of the shares of Lambda Physik.

Minority interest in subsidiaries earnings decreased by $0.1 million during fiscal 2002 compared to fiscal 2001 primarily due to decreased profitability in our Lambda Physik segment.

Income taxes

The effective tax rate on loss from continuing operations (before minority interest) for fiscal 2003 was (11.6%) compared to (27.8%) for fiscal 2002.  The effective tax rate decreased as a result of valuation allowances recorded on a portion of the write-down of Lumenis stock ($6.1 million) due to capital loss limitations, valuation allowances recorded on deferred tax assets at Lambda Physik ($7.8 million) and the nondeductibility of the current year IPR&D and goodwill impairment charges, partially offset by a benefit from the refund of prior year taxes.

The effective tax rate on income (loss) from continuing operations (before minority interest) for fiscal 2002 was (27.8%) compared to 35.1% for fiscal 2001.  The effective tax rate decreased as a result of a valuation allowance recorded on a portion of the write-down of Lumenis stock due to capital loss limitations (including a $16.6 million valuation allowance provided on the Lumenis capital loss deferred tax asset) and changes in the distribution of taxable income among jurisdictions, partially offset by the proportionately lower impact of tax credits due to the large fiscal 2003 loss from continuing operations before income taxes.

FINANCIAL CONDITION

Liquidity and capital resources

Our ratio of current assets to current liabilities was 3.9:1 at September 30, 2003 compared to 5.4:1 at September 30, 2002.  The decrease in our ratio from September 30, 2002 to September 30, 2003 is due to decreases in cash, cash equivalents and short-term investments of $130.0 million resulting from the purchases of Molectron, PLI and the minority interest of Lambda Physik and the reclassification of amounts to non-current restricted cash, cash equivalents and short-term investments.  The decrease is partially offset by an increase in current restricted cash, cash equivalents and short-term investments of $15.3 million.

At September 30, 2003, our primary sources of liquidity were cash, cash equivalents and short-term available-for-sale investments of $134.9 million.  Additional sources of liquidity were a multi-currency line of credit and bank credit facilities totaling $57.5 million as of September 30, 2003, of which $57.2 million was unused and available.  During fiscal 2003, these credit facilities were used in the United States, Japan and Europe.  Our domestic lines of credit include a $12.5 million unsecured revolving account from Union Bank of California, which expires January 31, 2005.  Our Union Bank of California agreement is subject to standard covenants related to financial ratios, profitability and dividend payments and requires us to maintain $50 million of cash and certain short-term investments (as defined in the agreement) at all times in any bank in the United States (the Minimum Balance Arrangement).  We were not in compliance with certain of these covenants, including the Minimum Balance Arrangement, and the line of credit was not available to us at September 30, 2003.  Additionally, no amounts were outstanding on this agreement at September 30, 2003.  We are currently working with our banks to obtain a new domestic line of credit agreement on terms acceptable to us.  Our foreign lines of credit are principally unsecured.  We believe that cash generated from operations, together with the liquidity provided by existing cash balances and financing capacity, is sufficient to satisfy liquidity requirements for the next 12 months.

During the second quarter of fiscal 2002, we renewed the lease for our Santa Clara, California facility that expires in February 2007.  The facility consists of 216,000 square feet of office, research and development and manufacturing space.  Upon expiration of the lease, we have an option to purchase the facility for $24.6 million, renew the lease for an additional five years or arrange for the sale of the facility to a third party where we would retain an obligation to the owner for the difference between the sale price, if less than $24.6 million, and $21.3 million, subject to certain provisions of the lease.  If we do not purchase the facility or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million.  The lease requires us to maintain specified financial covenants.  At September 30, 2003, we were not in compliance with the net losses limit we agreed to maintain pursuant to our agreement.  The net losses limit does not permit our consolidated net income to be less than zero for any two consecutive fiscal quarters; to be less than zero for any fiscal quarter by an absolute amount that exceeds 5% of owners equity adjusted for net intangibles on the last day of the previous quarter; and to be less than zero for any period of four consecutive fiscal quarters by an absolute amount that exceeds 5% of owners equity adjusted for net intangibles on the last day of the previous quarter.  In October 2003, we entered into an irrevocable agreement to purchase the facility for $24.6 million, and subsequently, received a waiver for this violation from the lessor effective as of September 30, 2003.  During the first quarter of fiscal 2004, we completed the purchase of the facility for $24.6 million.

During fiscal 2002, we amended the notes used to finance our acquisition of Star Medical (Star notes).  The amendment included modifications of certain covenants associated with the notes and allowed a prepayment of a portion of the principal balance.  As a result, in October 2002 we prepaid $7.3 million of the principal balance with no prepayment penalty.  The Star notes originally included financial covenants such as maintaining a minimum tangible net worth, minimum consolidated debt to capitalization ratio, fixed charge coverage ratio, as well as non-financial covenants such as providing quarterly statements to the note holders.  In September 2003, we amended the agreement to relinquish all financial covenant requirements.  In place of the covenants, the amendment requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account.  At September 30, 2003, $15.2 million and $30.4 million of current and non-current restricted cash, cash equivalents and short-term investments were related to the Star notes (see Note 6 in our Notes to Consolidated Financial Statements).

As part of our tender offer to purchase the remaining outstanding shares of our Lambda Physik subsidiary, we were required by local regulations to have funds available for the offer in an account located in Germany.  As of September 30, 2003, we had $8.3 million restricted for the purchase of the remaining outstanding shares of Lambda Physik and are included in non-current restricted cash, cash equivalents and short-term investments on our consolidated balance sheets.

Contractual Obligations and Off-Balance Sheet Arrangements

Other than the operating lease for our Santa Clara, California facility discussed above, we have no off-balance sheet arrangements as defined by Regulation S-K.  The following summarizes our contractual obligations at September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Long-term debt payments	$41,294	$13,625	$26,811	$858	$—
Operating lease payments (1)	50,782	6,914	10,893	25,999	6,976
Capital lease payments	791	549	242	—	—
Purchase commitments	971	971	—	—	—
Total	$93,838	$22,059	$37,946	$26,857	$6,976

(1)          Operating lease payments are exclusive of sublease income and include payments under the lease for our Santa Clara, California facility discussed above, as the purchase of the facility occurred subsequent to September 30, 2003.

Changes in financial condition

Cash, cash equivalents and short-term investments (excluding our investment in Lumenis common stock) decreased $109.2 million, or 45%, to $134.7 million at September 30, 2003 from $243.9 million at September 30, 2002.  Cash and cash equivalents at September 30, 2003 decreased $54.5 million, or 42%, from September 30, 2002.  Our investments in Lumenis common stock decreased $20.8 million, or 99%, from September 30, 2002 due to the sale of most of our shares and the write-down of our investment in those shares in fiscal 2003.

Cash provided by operating activities in fiscal 2003 was $21.2 million, which included depreciation and amortization of $34.1 million, cash provided by operating assets and liabilities of $22.6 million and other, net of $5.4 million, partially offset by net purchases of short-term trading investments of $32.0 million, minority interest in subsidiaries losses of $4.2 million, and loss from continuing operations (net of restructuring, impairment and other charges, the write-down of our investment in Lumenis, IPR&D and the gain on sale of Lumenis shares) of $4.7 million.

Cash used for investing activities in fiscal 2003 of $62.4 million included $94.9 million (net of cash acquired) to purchase PLI, Molectron and 33.88% of Lambda Physik, restricted cash, cash equivalents and short-term investments of $53.5 million related to our Star note agreement and our tender offer to purchase the remaining shares of Lambda Physik and $25.7 million used to acquire property and equipment primarily due to facility improvements, manufacturing equipment and investments in information technology, partially offset by net sales of short-term investments of $86.8 million, $12.7 million provided by proceeds from dispositions of property and equipment, $11.0 million provided by the sale of Lumenis shares and other of $1.1 million.

Cash used for financing activities in fiscal 2003 of $20.1 million included net debt of repayments of $33.1 million, resulting primarily from Lambda Physik’s payment of all short-term borrowings and principal payments on the notes used to finance our acquisition of Star Medical and a decrease in cash overdraft of $0.2 million.  Financing activities generated $13.2 million from the sale of shares under our employee stock plans, with $9.1 million from employee stock option exercises and $4.1 million generated from our employee stock purchase plan.

Changes in exchange rates in fiscal 2003 generated $6.8 million, primarily due to the strengthening of the Euro in relation to the U.S. dollar.

Accounts receivable decreased $3.4 million, or 4% from September 30, 2002 to September 30, 2003 as a result of improved collection efforts.  Net inventories increased $10.9 million, or 12%, from September 30, 2002 to September 30, 2003 primarily due to selected inventory builds to support growth, the CO2 manufacturing relocation from California to Connecticut and the acquisitions of Molectron and PLI.  Prepaid expenses and other assets increased $6.4 million, or 16%, from September 30, 2002 to September 30, 2003 primarily due to increases in prepaid and refundable taxes, partially offset by payments on our notes receivable from Lumenis.  Accounts payable increased $3.9 million, or 28%, from September 30, 2002 to September 30, 2003 primarily due to increased inventory purchases.  Other current liabilities increased $14.5 million, or 27%, from September 30, 2002 to September 30, 2003 primarily due to the accrual for restructuring charges, increased customer deposits and higher warranty reserves.

ADOPTION OF ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) which addresses accounting for restructuring and similar costs.  SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3).  SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and that the liability should initially be measured and recorded at fair value.  Under EITF 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan.  We adopted the provisions of SFAS 146 for restructuring activities initiated after December 28, 2002.  The adoption of SFAS 146 did not have a material impact on our operating results or financial condition.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21).  The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company.  The provisions of EITF 00-21 are applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  We adopted the provisions of EITF 00-21 effective June 29, 2003 and the adoption did not have a material effect on our operating results or financial condition.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148).  The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We adopted the disclosure provisions of SFAS 148 in the second quarter of fiscal 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) that addresses consolidation of variable interest entities.  FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary.  The provisions of

FIN 46 are effective immediately for all variable interest entities created after January 31, 2003.  For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 are effective for the period ending after December 15, 2003.  If it is reasonably possible that we will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, we are required to disclose information about those entities in all financial statements issued after January 31, 2003.  We plan to adopt the provisions of FIN 46 in the first quarter of fiscal 2004 for variable interest entities created prior to February 1, 2003.  We are currently evaluating the implication of FIN 46 as it relates to our loan agreement with Picometrix and the impact, if any, on our consolidated results of operations or financial condition.

During the second quarter of fiscal 2002, we renewed the lease for our Santa Clara, California facility that expires in February 2007. The facility consists of 216,000 square feet of office, research and development and manufacturing space, a portion of which we are subleasing to Lumenis.  Upon expiration of the lease, we have an option to purchase the property for $24.6 million, renew the lease for an additional five years or arrange for the sale of the property to a third party where we would retain an obligation to the owner for the difference between the sale price, if less than $24.6 million, and $21.3 million, subject to certain provisions of the lease.  If we do not purchase the property or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million.  We have determined that the lease does not qualify as an arrangement held with a variable interest entity, and accordingly, we will not be required to consolidate the related assets and liabilities under FIN 46.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149).  The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  We adopted the provisions of SFAS 149 in the fourth quarter of fiscal 2003.  The adoption of SFAS 149 did not have a material impact on our operating results or financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150).  The statement modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position.  The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We adopted the provisions of SFAS 150 effective June 29, 2003, and as a result, we were not required to make any reclassifications in our financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, accounting for long-lived assets (including goodwill and intangible assets), inventory valuation, warranty reserves, accounting for notes receivable and accounting for income taxes.

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

Our sales to distributors, resellers and end-user customers typically do not have customer acceptance provisions and only certain of our original equipment manufacturers (OEM) customer sales have customer acceptance provisions.  Customer acceptance is generally limited to performance under our published product specifications.  For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at our site or by the customer’s acceptance of the results of our testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.

The vast majority of our sales are made to OEMs, distributors, resellers and end-users in the non-scientific market.  Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where, for example, we have agreed to perform installation or provide training.  In those instances, we either defer revenue related to installation services until installation is completed or, if the installation services are inconsequential or perfunctory, we accrue installation costs at the time that product revenue is recognized.  We defer revenue on training services until these services are provided.

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

Long-Lived Assets

We evaluate long-lived assets whenever events or changes in business circumstances or our planned use of assets indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  Reviews are performed to determine whether the carrying values of assets are impaired based on comparison to either the discounted expected future cash flows (in the case of goodwill and intangible assets) or to the undiscounted expected future cash flows (for all other long-lived assets).  If the comparison indicates that there is impairment, the impaired asset is written down to fair value.  Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected discounted and undiscounted cash flows.

In fiscal 2003, we recorded a goodwill impairment charge of $2.4 million ($1.8 million net of minority interest) related to Lambda Physik’s lithography business as a result of significant changes in the economic outlook for this business.  At September 30, 2003, we had $91.3 million of goodwill and purchased intangible assets on our consolidated balance sheet, the value of which we believe is reasonable based on the discounted estimated future cash flows of the associated products and technologies.

During fiscal 2003 and fiscal 2002, we recorded charges of $6.5 million and $11.0 million, respectively, for the write-down of equipment and leasehold improvements resulting primarily from management’s decision to cease most of our activities related to the telecom actives and passives components markets.

During fiscal 2003, we recorded a charge of $3.1 million to write down the value of land, buildings and improvements and equipment at our Lincoln, California facility to net realizable value.  On July 30, 2003, we completed the sale of the land, buildings and improvements and equipment at net realizable value.

During fiscal 2003, we recorded a charge of $6.2 million to write down the value of equipment and building improvements at our operating sites in Auburn, California, Tampere, Finland and Barendrecht, the Netherlands to net realizable value, as well as a charge of $3.4 million to write-down long-lived assets at our facility located on Glasgow, Scotland to net realizable value.

At September 30, 2003, we had $146.4 million of property and equipment on our consolidated balance sheet.

It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets.  In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

Inventory Valuation

We record our inventory at the lower of cost (computed on a first-in, first-out basis) or market.  We write-down our inventory to its estimated market value based on assumptions about future demand and market conditions.  Inventory write-downs are generally recorded, within guidelines set by management, when the inventory for a device exceeds 12 months of demand for the device and when individual parts have been in inventory for greater than 12 months.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which could materially affect our future results of operations.  We write-down our demo inventory by amortizing the cost of demo inventory over a two-year period from the fourth month it is placed in service.  During the year ended September 30, 2003, we recorded $2.7 million ($1.2 million after-tax and net of minority interest) of additional inventory write-downs due to a decrease in anticipated future demand and significant changes in the economic outlook for Lambda Physik’s lithography business.  During the year ended September 30, 2001, we recorded a charge of $13.9 million for excess inventory and open purchase order commitments due to decreased marketability resulting from the slowdown in the Lithography business at Lambda Physik, which was reflected in postponed delivery dates, cancelled orders and further expected order cancellations from customers.  Due to rapidly changing forecasts and orders, additional write-downs for excess or obsolete inventory, while not currently expected, could be required in the future.  Differences between actual results and previous estimates of excess and obsolete inventory could result in material adverse effects on our future results of operations.

Warranty Reserves

We provide warranties on certain of our product sales, and allowances for estimated warranty costs are recorded at the time of sale.  The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty.  We currently establish warranty reserves based on historical warranty costs for each product line. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

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

In fiscal 2003 we evaluated the collectibility of our note receivable from Picometrix, including the ability of Picometrix to make the required interest and principal payments and determined that indicators of impairment existed.  In the first quarter of fiscal 2003, we determined the estimated net realizable value of the note to be $0.9 million, and accordingly recorded an impairment charge of $3.7 million ($2.3 million after-tax) to write-down the value of the note from its previously determined estimated net realizable value of $4.6 million.  We continue to evaluate the collectibility of the note and concluded that the net realizable value of the note at September 30, 2003 was $0.9 million.

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

We record a valuation allowance to reduce our deferred tax assets for the amount that is not more likely than not to be realized.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

During fiscal 2003, our valuation allowance on deferred tax assets increased by $14.6 million, including a $7.8 million write down of deferred tax assets at Lambda Physik and increased allowances related to net capital loss carryforwards.  In making the determination to record the valuation allowance, management considered the likelihood of future taxable income and feasible and prudent tax planning strategies to realize deferred tax assets.  In the future, if we determine that we expect to realize more or less of the deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made.

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

In addition, we often recognize a substantial portion of our sales in the last month of the quarter.  Our expenses for any given quarter are typically based on expected sales and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending quickly enough to compensate for the shortfall.  We also base our manufacturing on our forecasted product mix for the quarter.  If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which would result in delays in the shipment of our products.  Accordingly, variations in timing of sales, particularly for our higher priced, higher margin products, can cause significant fluctuations in quarterly operating results.

Due to these and other factors, we believe that quarter-to-quarter and year-to-year comparisons of our historical operating results may not be meaningful.  You should not rely on our results for any quarter or year as an indication of our future performance.  Our operating results in future quarters and years may be below public market analysts’ or investors’ expectations, which would likely cause the price of our common stock to fall.  In addition, over the past several years, the stock market has experienced extreme price and volume fluctuations that have affected the stock prices of many technology companies.  There has not always been a direct correlation between this volatility and the performance of particular companies subject to these stock price fluctuations.  These factors, as well as general economic and political conditions or investors’ concerns regarding the credibility of corporate financial statements and the accounting profession, may have a material adverse affect on the market price of our stock in the future.

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

Recent political and social turmoil in many parts of the world, including the hostilities in the Middle East, terrorist and other military actions, may continue to put pressure on global economic conditions.  These political, social and economic conditions are making it very difficult for us, our customers and our vendors to forecast and plan future business activities.  This level of uncertainty severely challenges our ability to operate profitably or to grow our business.  In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, as well as effectively manage supply chain relationships.

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

We have historically been the industry’s high quality, high priced supplier of laser systems.  We have, in the past, experienced decreases in the average selling prices of some of our products.  We anticipate that as competing products become more widely available, the average selling price of our products may decrease.  If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes, our net sales will decline.  In addition, to maintain our gross margins, we must continue to reduce the cost of our products.  Furthermore, as average selling prices of our current products decline, we must develop and introduce new products and product enhancements with higher margins.  If we cannot maintain our gross margins, our operating results could be seriously harmed, particularly if the average selling prices of our products decrease significantly.

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

We face risks associated with our foreign sales that could harm our financial condition and results of operations.

For fiscal years 2003, 2002 and 2001, 61%, 60% and 55%, respectively, of our net sales were derived from customers outside of the Untied States.  We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future.  The recent global economic slowdown has already had and is likely to continue to have a negative effect on various foreign markets in which we operate.  This may cause us to simplify our foreign legal entity structure and reduce our presence in certain countries, which may negatively affect the overall level of business in such countries.  A portion of our foreign sales occurs through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers.  Our foreign operations and sales are subject to a number of risks, including:

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

We are also subject to the risks of fluctuating foreign exchange rates, which could materially adversely affect the sales price of our products in foreign markets, as well as the costs and expenses of our foreign subsidiaries.  While we use forward exchange contracts and other risk management techniques to hedge our foreign currency exposure, we remain exposed to the economic risks of foreign currency fluctuations.  For additional discussion about our foreign currency risks, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights.  In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property.  These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights.  These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention.  Any potential intellectual property litigation could also force us to do one or more of the following:

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

We may, in the future, initiate claims or litigation against third parties for infringement of our proprietary rights to protect these rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors.  These claims could result in costly litigation and the diversion of our technical and management personnel.

We depend on skilled personnel to operate our business effectively in a rapidly changing market, and if we are unable to retain existing or hire additional personnel when needed, our ability to develop and sell our products could be harmed.

Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel.  None of our key employees, except for employees associated with recent acquisitions in the United States, are bound by an employment agreement for any specific term and these personnel may terminate their employment at any time.  In addition, we do not have “key person” life insurance policies covering any of our employees.

In addition, the significant downturn in our business environment has had a negative impact on our operations, and as a result, we have restructured our operations to reduce our workforce and implement other cost reduction activities.  Although we believe these various changes and actions will improve our organizational effectiveness and competitiveness, they could lead, in the short term, to disruptions in our business, reduced employee morale and productivity, increased attrition, problems with retaining existing employees and recruiting future employees and increased financial costs.

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

Competition in the various photonics markets in which we provide products is very intense.  We compete against a number of companies, including Thermo Electron Corporation’s Spectra-Physics Lasers business unit; JDS Uniphase Corp., Cymer, Inc.; Gigaphoton, Inc.; Rofin-Sinar Technologies, Inc.; Lightwave Electronics Corp.; and Excel Technology, Inc.  Some of our competitors are large companies that have significant financial, technical, marketing and other resources.  These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products.  Several of our competitors that have larger market capitalizations or more cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines.  Any of these acquisitions could give our competitors a strategic advantage.  Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

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

We have changed our manufacturing strategy to increase sourcing from contract manufacturers.  In June 2003, we completed the transfer of our printed circuit board manufacturing activities in Auburn, California, to the global electronics contract manufacturer, Venture, which has factories in North America, Asia and Europe.  Our ability to resume internal manufacturing operations for those products has been eliminated.  The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products.  The inability of any contract manufacturer to meet our cost, quality, performance and availability standards could adversely impact our financial condition or results of operations.  We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings.  If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory.  Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations.  The smooth transition from internal manufacturing to contract manufacturing by a third party is critical to our success.  Failure to implement and manage a successful transition may cause severe disruptions in our supply chain that will affect the cost, quality and availability of products.

Furthermore, because we have outsourced some manufacturing operations to contract manufacturers, have experienced lower sales volumes and have exited the passive telecom business, we now have excess manufacturing capacity in certain existing facilities.  During fiscal 2003, we recorded a charge of $3.1 million to write down the value of land, buildings, improvements and equipment at our Lincoln, California facility to net realizable value.  On July 30, 2003, we completed the sale of the Lincoln, California land, buildings and improvements and equipment at net realizable value.  During fiscal 2003, we recorded a charge of $6.2 million to write down the value of equipment and building improvements at our operating sites in Auburn, California, Tampere, Finland and Barendrecht, the Netherlands to net realizable value, as well as a charge of $3.4 million to write down long-lived assets at our facility located on Glasgow, Scotland to net realizable value related to our plan to sell this facility as part of our efforts to consolidate manufacturing operations.

We may not achieve the expected results of our step acquisition of Lambda Physik.

In fiscal 2003, our Lambda Physik subsidiary recorded a loss of 15.7 million Euros and we decided to make a tender offer of the outstanding shares of Lambda Physik in order to provide management and technical expertise to assist Lambda Physik in achieving profitability.  There can be no assurance that we will be successful in these efforts.  To a large degree, Lambda Physik’s future success is dependent on its ability to become a significant supplier of 193nm excimer lasers for lithography applications within the next twelve to eighteen months.  Its future success is also subject to possible technological changes in OEMs we sell to in the inkjet and TFT annealing businesses.  If we are unsuccessful in improving the operating results of Lambda Physik, we may experience a material adverse affect on our consolidated financial performance.

We may not achieve the expected benefits of integration with Lambda Physik.

We are in the process of reviewing the operational efficiency of Lambda Physik’s operations and expect to achieve efficiencies by integrating some of Lambda Physik’s operations into other Coherent operations.  However, integrating the operations of Lambda Physik into our operations is a complex, time consuming and expensive process.  The complexity of the technologies and operations being integrated and the disparate corporate cultures being combined may increase the difficulty of integration.  Management’s focus on the integration of operations may distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts.  In addition, it is common in the technology industry for aggressive competitors to attract customers and recruit key employees away from companies during the integration phase of an acquisition.

If we fail to manage our restructuring of operations effectively, our business could be disrupted, which could harm our operating results.

During fiscal 2003, we restructured our operations, including the consolidation of our CO2 manufacturing operations at our Bloomfield, Connecticut facility, the consolidation of our laser measurement and control business at our Portland, Oregon facility, the reorganization of our U.S. optics business and implemention of cost reduction activities to eliminate excess capacity.  We are currently planning to sell our Glasgow, Scotland operations and restructure our Barendrecht, the Netherlands operations to eliminate excess capacity.  Our ability to reduce our excess manufacturing capacity and to consolidate facilities may be made more difficult by further weakening of the seminconductor industry and worsening of general economic conditions in the United States and globally.  If we are unable to reduce our excess manufacturing capacity and facilities, this may negatively impact our operations, cost structure and operating results.

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

Although most of our products do not incorporate hazardous or toxic materials and chemicals, some of the gases used in our excimer lasers and some of the liquid dyes used in some of our scientific laser products are highly toxic.  In addition, our operations involve the use of standard laboratory and manufacturing materials that could be considered hazardous.  Also, if a facility fire were to occur at our Tampere, Finland site and spread to a reactor used to grow semiconductor wafers, it could release highly toxic emissions.  We believe that our safety procedures for handling and disposing of such materials comply with all federal, state and offshore regulations and standards; however, the risk of accidental environmental contamination or injury from such materials cannot be entirely eliminated.  In the event of such an accident involving such materials, we could be liable for damages and such liability could exceed the amount of our liability insurance coverage and the resources of our business.

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

For our fiscal years ended September 30, 2003, 2002 and 2001, our research and development costs were $50.8 million (12%), $52.6 million (13%) and $53.0 million (11%), of net sales, respectively.  We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance.  Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

A continued downturn in the semiconductor manufacturing industry could adversely affect our business, financial condition and results of operations.

Our net sales depend in part on the demand for our products by semiconductor equipment companies.  The semiconductor industry is highly cyclical and has historically experienced periodic and significant downturns, which have often severely affected the demand for semiconductor manufacturing equipment, including laser-based tools and systems.  Although such a downturn could reduce our sales, we may not be able to reduce expenses commensurately, due in part to the need for continual spending in research and development and the need to maintain extensive ongoing customer service and support capability.  Accordingly, any sustained downturn in the semiconductor industry could have a material adverse effect on our financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk.  We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

A portion of our investment portfolio is composed of income securities.  These securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2003, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount.  We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.  If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At September 30, 2003, the fair value of our unrestricted available-for-sale debt securities was $57.6 million.

At September 30, 2003, we had fixed rate long-term debt of approximately $40.1 million, and a hypothetical 10% increase in interest rates would not have a material impact on the fair market value of this debt, based on pricing models using current interest rates.  We do not hedge any interest rate exposures.

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

Excluding Lambda Physik (discussed separately below), a hypothetical 10 percent appreciation of the forward adjusted U.S. dollar to September 30, 2003 market rates would decrease the unrealized value of our forward contracts by $0.1 million.  Conversely, a hypothetical 10 percent depreciation of the forward adjusted U.S. dollar to September 30, 2003 market rates would increase the unrealized value of our forward contracts by $0.1 million.

The following table provides information about our foreign exchange forward contracts at September 30, 2003.  The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value.  The U.S. notional fair value represents the contracted amount valued at September 30, 2003 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Fair Value Hedges:
Euro	1.1349	$4,672	$5,202
British Pound Sterling	1.6117	$2,176	$2,230
Japanese Yen	116.0679	$(6,585)	$(6,818)

At Lambda Physik, a hypothetical 10 percent appreciation of the Euro to September 30, 2003 market rates would decrease the unrealized value of our forward contracts by 0.7 million Euros.  Conversely, a hypothetical 10 percent depreciation of the Euro to September 30, 2003 market rates would increase the unrealized value of our forward contracts by 0.8 million Euros.

The following table provides information about Lambda Physik’s foreign exchange forward contracts at September 30, 2003.  The table presents the value of the contracts in Euros at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value.  The Euro notional fair value represents the contracted amount valued at September 30, 2003 rates.

Forward contracts to sell foreign currencies for Euro (in thousands, except contract rates):

	Average Contract Rate	Euro Notional Contract Value	Euro Notional Fair Value
Fair Value Hedges:
Japanese Yen	126.6400	1,761	1,744
U.S. Dollar	1.0967	5,593	5,351
Cash Flow Hedges:
Japanese Yen	126.6400	213	211

Equity Security Price Risk

We have investments in publicly-traded equity securities.  As we account for these securities as available-for-sale, unrealized gains and losses resulting from changes in the fair value of these securities are reflected in stockholders’ equity, and not reflected in earnings until the securities are sold or a decline in value is determined to be other-than-temporary.  A 20% adverse change in equity prices would result in an approximate $0.1 million decrease in the fair value of our available-for-sale equity investments as of September 30, 2003.

The market value of our equity investments is primarily comprised of our Lumenis shares, which declined to $20.2 million as of June 29, 2002 from its initial valuation of $124.4 million in April 2001 and its value of $109.1 million at September 29, 2001.  During the third quarter of fiscal 2002, we determined that the decline in the market value of our investment in Lumenis as of June 29, 2002 was other-than-temporary and, as a result, we recognized a pretax loss of $104.2 million to reflect this other-than-temporary decline in market value.  During the first quarter of fiscal 2003, we determined that decline from the market value of $20.2 million at June 29, 2002 to $9.9 million at December 28, 2002 was other-than-temporary and, as a result, we recognized a pretax loss of $10.2 million to reflect this other-than-temporary decline in market value.  During the third and fourth quarters of fiscal 2003, we sold 5,217,099 shares of Lumenis common stock for approximately $11.0 million while recognizing a gain of $1.5 million.  The market value of our remaining investment in Lumenis (215,000 shares) was $0.3 million with an associated cost basis of $0.4 million as of September 30, 2003.  This decline was deemed to be temporary and no impairment loss was recognized in the fourth quarter of fiscal 2003.  In the first quarter of fiscal 2004, we sold our remaining shares of Lumenis common stock for approximately $0.5 million while recognizing a gain of $0.1 million.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 (a) for an index to the Consolidated Financial Statements and Supplementary Financial Information, which are attached hereto and incorporated by reference herein.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the fourth fiscal quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors will either be set forth under the caption “Election of Directors—Nominees” in our proxy statement for use in connection with the Annual Meeting of Stockholders to be held on March 25, 2004 (the “2003 Proxy Statement”) and is incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended September 27, 2003.  The 2003 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Office Held

John R. Ambroseo, PhD	42	President and Chief Executive Officer
Helene Simonet	51	Executive Vice President and Chief Financial Officer
Vittorio Fossati-Bellani, PhD	56	Executive Vice President and Chief Marketing Officer
Kevin McCarthy	47	Executive Vice President and Chief Information Officer
Ron Victor	58	Executive Vice President, Human Resources
Dennis C. Bucek	58	Senior Vice President, Treasurer and Assistant Secretary
Scott H. Miller	49	Senior Vice President and General Counsel

There are no family relationships between any of the executive officers and directors.

Dr. Ambroseo has served as our President and Chief Executive Officer, as well as a member of the Board of Directors since October 2002.  Dr. Ambroseo served as our Chief Operating Officer from June 2001 through September 2002.  Dr. Ambroseo served as our Executive Vice President and as President and General Manager of the Coherent Photonics Group from September 2000 to June 2001.  From September 1997 to September 2000, Dr. Ambroseo served as our Executive Vice President and as President and General Manager of the Coherent Laser Group.  From March 1997 to September 1997, Dr. Ambroseo served as our Scientific Business Unit Manager.  From August 1988, when Dr. Ambroseo joined us, until March 1997, he served as a Sales Engineer, Product Marketing Manager, National Sales Manager and Director of European Operations.  Dr. Ambroseo received his PhD in Chemistry from the University of Pennsylvania.

Ms. Simonet has served as our Executive Vice President and Chief Financial Officer since April 2002.  Ms. Simonet served as Vice President of Finance of our former Medical Group and Vice President of Finance, Photonics Division from December 1999 to April 2002.  Prior to joining Coherent, she spent over twenty years in senior finance positions at Raychem Corporations’ Division and Corporate organizations, including Vice President of Finance of the Raynet Corporation.  Her last assignment was that of Chief Information Officer for Raychem.  Ms. Simonet has both a Master’s and Bachelor degree from the University of Leuvenn, Belgium.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding remuneration of our directors and executive officers will either be set forth under the caption “Election of Directors—Executive Compensation” in our 2003 Proxy Statement and  incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended September 27, 2003.  The 2003 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management will either be set forth under the captions “Information Concerning Solicitation and Voting—Record Date and Share Ownership” and “Election of Directors—Security Ownership of Management” in our 2003 Proxy Statement and incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended September 27, 2003.  The 2003 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will either be set forth under the caption “Election of Directors—Certain Transactions” in our 2003 Proxy Statement and incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended September 27, 2003.  The 2003 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item will either be set forth in our 2003 Proxy Statement to be filed with the Securities and Exchange Commission and incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended September 27, 2003.  The 2003 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND FORM 8-K REPORTS

(a)	1. Index to Consolidated Financial Statements

The following Consolidated Financial Statements of Coherent, Inc. and its subsidiaries are filed as part of this report on Form 10-K:

Independent Auditors’ Report—Deloitte and Touche LLP

Report of Independent Auditors— Ernst & Young AG Wirtschaftsprüfungsgesellschaft

Consolidated Balance Sheets—September 30, 2003 and 2002

Consolidated Statements of Operations—Years ended September 30, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity—Years ended September 30, 2003, 2002 and 2001

Consolidated Statements of Cash Flows—Years ended September 30, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Quarterly Financial Information (Unaudited)

2. Consolidated Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

3. Exhibits

Exhibit Numbers

2.1*	Agreement and Plan of Merger. (Previously filed as Exhibit 2.1 to Form 10-K for the fiscal year ended September 29, 1990)

3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)

3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)

4.1*	Amended and Restated Common Shares Rights Agreement dated November 2, 1989 between Coherent and the Bank of Boston. (Previously filed as Exhibit 4.1 to Form 8-K filed on November 3, 1989.)

10.1*‡	Productivity Incentive Plan, as amended. (Previously filed as Exhibit 10.19 to Form 10-K for the fiscal year ended October 1, 1988)

10.2*‡	Employee Stock Purchase Plan, as amended. (Previously filed as Exhibit 10.11 to Form 10-K for the fiscal year ended September 29, 2001)

10.3*‡	Coherent Employee Retirement and Investment Plan. (Previously filed as Exhibit 10.23 to Form 8, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 25, 1982)

10.4*‡	1995 Stock Plan and forms of agreement. (Previously filed as Exhibit 10.34 to Form 10-K for the fiscal year ended September 28, 1996)

Exhibit Numbers
10.5*

Note Purchase Agreement by and between Coherent, Inc. and the purchasers of $70 million series notes dated May 18, 1999. (Previously filed as Exhibit 10.36 to Form 10-K for the fiscal year ended October 2, 1999)

10.6*‡	1998 Director Option Plan. (Previously filed as Exhibit 10.37 to Form 10-K for the fiscal year ended September 30, 2000)

10.7*

Asset Purchase Agreement by and among ESC Medical Systems, Ltd., Energy Systems Holdings, Inc., and Coherent, Inc., dated as of February 25, 2001. (Previously filed as Exhibit 2.1 to Form 8-K filed on March 5, 2001)

10.8*

First amendment to Asset Purchase Agreement by and among ESC Medical Systems, Ltd., Energy Systems Holdings, Inc., and Coherent, Inc., dated as of April 30, 2001. (Previously filed as Exhibit 4 to Schedule 13 D/A filed on May 10, 2001)

10.9*

Registration Rights Agreement by and among ESC Medical Systems, Ltd. and Coherent, Inc., dated as of April 30, 2001. (Previously filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2001)

10.10*‡	1990 Directors’ Stock Option Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on May 1, 1996)

10.11*	Master Lease and Security Agreement between SMBC Leasing and Finance, Inc. and Coherent, Inc. (Previously filed as Exhibit 10.12 to Form 10-Q for the quarter ended June 29, 2002)

10.12*‡	Coherent, Inc. Management Transition Agreement by and between Coherent, Inc. and Bernard J. Couillaud. (Previously filed as Exhibit 10.13 to Form 10-K for the year ended September 28, 2002)

10.13*‡	Coherent, Inc. Management Transition Agreement by and between Coherent, Inc. and Robert J. Quillinan. (Previously filed as Exhibit 10.14 to Form 10-K for the year ended September 28, 2002)

10.14‡	2001 Stock Plan.

21.1	Subsidiaries

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Ernst & Young AG Wirtschaftsprüfungsgesellschaft

24.1	Power of Attorney (see signature page).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

‡                  Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.

(b)   Reports on Form 8-K

1.         On October 23, 2003 the Company furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) disclosing the issuance of a press release regarding revisions to its financial guidance for the quarter ended September 27, 2003.

2.         On November 12, 2003, the Company furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) disclosing the issuance of a press release announcing its financial results for the quarter and year ended September 27, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 18, 2003.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/JOHN R. AMBROSEO	December 18, 2003
John R. Ambroseo	Date
(Director, President & Chief Executive Officer)

/s/HELENE SIMONET	December 18, 2003
Helene Simonet	Date
(Executive Vice President & Chief Financial Officer)

/s/BERNARD J. COUILLAUD	December 18, 2003
Bernard J. Couillaud	Date
(Director, Chairman of the Board)

/s/HENRY E. GAUTHIER	December 18, 2003
Henry E. Gauthier	Date
(Director, Vice Chairman of the Board)

/s/CHARLES W. CANTONI	December 18, 2003
Charles W. Cantoni	Date
(Director)

/s/FRANK CARRUBBA	December 18, 2003
Frank Carrubba	Date
(Director)

/s/JERRY E. ROBERTSON	December 18, 2003
Jerry E. Robertson	Date
(Director)

/s/JOHN H. HART	December 18, 2003
John H. Hart	Date
(Director)

/s/ROBERT J. QUILLINAN	December 18, 2003
Robert J. Quillinan	Date
(Director)

/s/LAWRENCE TOMLINSON	December 18, 2003
Lawrence Tomlinson	Date
(Director)

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Coherent, Inc.:

We have audited the accompanying consolidated balance sheets of Coherent, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003.  Our audits also included the consolidated financial statement schedule listed in Item 15(a)2.  These financial statements and the financial statement schedule are the responsibility of Coherent’s management.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.  We did not audit the consolidated financial statements of Lambda Physik AG and subsidiaries (Lambda Physik) for the years ended September 30, 2003, 2002 and 2001, which statements reflect total assets constituting 22% and 19% in 2003 and 2002 and total revenues constituting 20%, 23% and 26% in 2003, 2002 and 2001, respectively, of the related consolidated totals.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Lambda Physik for the years ended September 30, 2003, 2002 and 2001, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Coherent, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, based on our audits and the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
December 17, 2003

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and the Supervisory Board of Lambda Physik AG:

We have audited the accompanying consolidated balance sheets of Lambda Physik AG (a subsidiary of Coherent, Inc.) as of September 30, 2003 (new basis), and September 30, 2002 (old basis), and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the new basis period from July 27, 2003 to September 30, 2003, and the old basis period from October 1, 2002 to July 26, 2003, and for each of the two years in the period ended September 30, 2002 (not presented separately herein).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company’s legal representatives, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above (not presented separately herein) present fairly, in all material respects, the consolidated financial position of Lambda Physik AG at September 30, 2003 (new basis), and September 30, 2002 (old basis), and the consolidated results of its operations and its cash flows for the new basis period from July 27, 2003, to September 30, 2003, the old basis period from October 1, 2002, to July 26, 2003, and each of the two years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

As described in Note 2 to the financial statements, the Company applied “push down” accounting on July 26, 2003, to reflect its parent company’s basis in the Company’s assets and liabilities.  Period subsequent to July 26, 2003, are referred to as “new basis” while those periods prior to July 26, 2003, are referred to as “old basis” periods.

Ernst & Young AG

Wirtschaftsprüfungsgesellschaft

Hentschel	Boelsems

November 5, 2003

Hanover, Germany

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2003	September 30, 2002

ASSETS
Current assets:
Cash and cash equivalents (Note 11)	$76,541	$131,018
Restricted cash, cash equivalents and short-term investments	15,284	—
Short-term investments (Note 11)	58,407	133,940
Accounts receivable—net of allowances of $4,151 in 2003 and $4,038 in 2002	73,118	76,478
Inventories	100,147	89,218
Prepaid expenses and other assets	45,693	39,286
Deferred tax assets	29,792	55,883
Total current assets	398,982	525,823
Property and equipment, net	146,399	172,001
Restricted cash, cash equivalents and short-term investments	38,660	—
Goodwill, net	50,952	31,600
Intangible assets, net	40,327	23,555
Other assets	34,045	51,278
	$709,365	$804,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$14,811
Current portion of long-term obligations	14,140	14,887
Accounts payable	17,632	13,757
Income taxes payable	1,361	1,274
Other current liabilities	67,980	53,478
Total current liabilities	101,113	98,207
Long-term obligations	27,911	43,345
Other long-term liabilities	29,008	55,860
Minority interest in subsidiaries	7,475	49,602
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01:
Authorized—500,000 shares
Outstanding—29,939 shares in 2003 and 29,042 shares in 2002	298	289
Additional paid-in capital	299,378	284,182
Notes receivable from stock sales	(793)	(2,045)
Accumulated other comprehensive income	18,409	2,360
Retained earnings	226,566	272,457
Total stockholders’ equity	543,858	557,243
	$709,365	$804,257

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended September 30,
	2003	2002	2001

Net sales	$406,235	$397,324	$477,945
Cost of sales	257,467	236,318	278,172
Gross profit	148,768	161,006	199,773
Operating expenses:
Research and development	50,751	52,613	52,961
In-process research and development	6,338	—	2,471
Selling, general and administrative	103,929	94,114	104,746
Restructuring, impairment and other charges	35,163	11,015	—
Intangibles amortization	5,147	3,427	5,262
Total operating expenses	201,328	161,169	165,440
Income (loss) from operations	(52,560)	(163)	34,333
Other income (expense):
Interest and dividend income	5,371	10,058	13,291
Interest expense	(3,878)	(5,315)	(5,089)
Foreign exchange loss	(1,815)	(942)	(1,374)
Write-down of Lumenis investment	(10,212)	(104,237)	—
Other—net	5,680	3,017	2,021
Total other income (expense), net	(4,854)	(97,419)	8,849
Income (loss) from continuing operations before income taxes and minority interest	(57,414)	(97,582)	43,182
Provision (benefit) for income taxes	(6,640)	(27,172)	15,156
Income (loss) from continuing operations before minority interest	(50,774)	(70,410)	28,026
Minority interest in subsidiaries’ (earnings) losses	4,241	(427)	(541)
Income (loss) from continuing operations	(46,533)	(70,837)	27,485
Discontinued operations, net of income taxes (Note 3):
Gain on disposal of Medical segment	642	1,869	74,690
Income (loss) from discontinued Medical segment	—	—	(1,479)
Income (loss) before accounting changes	(45,891)	(68,968)	100,696
Cumulative effect of accounting change (net of income tax of $36)	—	—	54
Net income (loss)	$(45,891)	$(68,968)	$100,750

Net income (loss) per basic share:
Income (loss) from continuing operations	$(1.58)	$(2.46)	$0.99
Income from discontinued operations, net of income taxes	0.02	0.06	2.65
Net income (loss)	$(1.56)	$(2.40)	$3.64

Net income (loss) per diluted share:
Income (loss) from continuing operations	$(1.58)	$(2.46)	$0.95
Income from discontinued operations, net of income taxes	0.02	0.06	2.55
Net income (loss)	$(1.56)	$(2.40)	$3.50

Shares used in computation:
Basic	29,448	28,786	27,709
Diluted	29,448	28,786	28,817

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended September 30, 2003, 2002 and 2001

(In thousands)

Common Stock Shares

Common Stock Par Value

Add. Paid-in Capital

Notes Rec. From Stock Sales

Retained Earnings

Accum. Other Comp. Income (Loss)

Total

Balances, October 1, 2000	27,102	$270	$227,973	$(1,392)	$240,675	$(5,757)	$461,769
Components of comprehensive income:
Net income					100,750		100,750
Translation adjustment, net of tax						2,484	2,484
Unrealized loss on available for sale securities, net of tax						(10,199)	(10,199)
SFAS No. 133 transition adjustment, net of tax						(275)	(275)
Net gain on derivative instruments, net of tax						322	322
Total comprehensive income							93,082
Stock-based compensation charge (see Note 3)			12,860				12,860
Sales of shares under Employee Stock Option Plan	1,043	10	16,287	(308)			15,989
Productivity Incentive Plan distributions	22		861				861
Sales of shares under Employee Stock Purchase Plan	259	3	5,511				5,514
Tax benefit of Employee Stock Option Plan			7,381				7,381
Collection of notes receivable				839			839
Balances, September 30, 2001	28,426	283	270,873	(861)	341,425	(13,425)	598,295
Components of comprehensive loss:
Net loss					(68,968)		(68,968)
Translation adjustment, net of tax						5,352	5,352
Unrealized gain on available for sale securities, net of tax						10,718	10,718
Net loss on derivative instruments, net of tax						(285)	(285)
Total comprehensive loss							(53,183)
Issuance of common stock for repayment of acquisition obligation	59	1	1,251				1,252
Sales of shares under Employee Stock Option Plan	318	3	5,170	(1,250)			3,923
Productivity Incentive Plan distributions	3		98				98
Sales of shares under Employee Stock Purchase Plan	236	2	5,643				5,645
Tax benefit of Employee Stock Option Plan			1,147				1,147
Collection of notes receivable				66			66
Balances, September 30, 2002	29,042	289	284,182	(2,045)	272,457	2,360	557,243
Components of comprehensive loss:
Net loss					(45,891)		(45,891)
Translation adjustment, net of tax						16,719	16,719
Unrealized loss on available for sale securities, net of tax						(780)	(780)
Net gain on derivative instruments, net of tax						110	110
Total comprehensive loss							(29,842)
Issuance of stock options in exchange for services			43				43
Sales of shares under Employee Stock Option Plan	618	6	9,042				9,048
Productivity Incentive Plan distributions	6		123				123
Sales of shares under Employee Stock Purchase Plan	273	3	4,110				4,113
Tax benefit of Employee Stock Option Plan			1,878				1,878
Collection of notes receivable				1,252			1,252
Balances, September 30, 2003	29,939	$298	$299,378	$(793)	$226,566	$18,409	$543,858

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended September 30,
	2003	2002	2001
Cash flows from continuing operating activities:
Income (loss) from continuing operations after accounting changes	$(46,533)	$(70,837)	$27,539
Adjustments to reconcile income (loss) from continuing operations after accounting changes to net cash provided by (used in) continuing operating activities:
Purchased in-process research and development	6,338	—	2,471
Other non-cash expense	43	—	1,327
Purchases of short-term trading investments	(210,242)	(155,556)	(354,138)
Proceeds from sales of short-term trading investments	178,241	192,030	304,464
Write-down of Lumenis investment	10,212	104,237	—
Gain on sale of Lumenis investment	(1,481)	—	—
Non-cash restructuring, impairment and other charges	26,800	11,015	—
Cumulative effect of accounting changes	—	—	(54)
Depreciation and amortization	29,002	24,078	20,335
Intangibles amortization	5,147	3,427	5,262
Issuance of common stock under Productivity Incentive Plan	123	98	861
Deferred income taxes	3,511	(30,287)	(11,915)
Minority interest in subsidiaries’ earnings	(4,241)	427	541
Dividends paid to minority stockholders	(265)	(186)	—
Equity in (income) loss of joint ventures	1,927	1,284	(314)
Changes in assets and liabilities:
Accounts receivable	11,835	15,334	(14,471)
Inventories	4,866	24,529	(18,961)
Prepaid expenses and other assets	87	1,365	(2,608)
Accounts payable	1,112	(8,330)	(7,024)
Income taxes payable	1,224	(2,971)	(14,637)
Other current liabilities	3,508	(7,882)	6,590
Net cash provided by (used in) continuing operating activities	21,214	101,775	(54,732)

Cash flows from investing activities:
Purchases of property and equipment	(25,678)	(39,930)	(94,523)
Proceeds from dispositions of property and equipment	12,732	5,002	7,756
Purchases of available-for-sale securities	(178,071)	—	(42,895)
Proceeds from sales and maturities of available-for-sale securities	275,835	—	42,376
Proceeds from sale of Medical segment, net	—	—	89,716
Issuance of note receivable from Picometrix	—	(6,000)	—
Acquisition of businesses and minority interest, net of cash acquired	(94,880)	—	(52,803)
Increase in restricted cash, cash equivalents and short-term investments	(53,506)	—	—
Other-net	1,128	(1,002)	63
Net cash used in investing activities	(62,440)	(41,930)	(50,310)

	Years Ended September 30,
	2003	2002	2001
Cash flows from financing activities:
Long-term debt borrowings	$363	$1,361	$663
Long-term debt repayments	(17,990)	(11,022)	(1,622)
Short-term borrowings	711	7,048	31,519
Short-term repayments	(16,822)	(14,708)	(22,124)
Cash overdrafts decrease	(232)	(408)	(3,698)
Repayments of capital lease obligations	(557)	(491)	(453)
Issuance of common stock under employee stock option and purchase plans	13,161	9,568	21,503
Collection of notes receivable from stock sales	1,252	66	839
Net cash provided by (used in) financing activities	(20,114)	(8,586)	26,627
Net cash provided by (used in) discontinued operations	—	—	(1,278)
Effect of exchange rate changes on cash and cash equivalents	6,863	2,350	581
Net increase (decrease) in cash and cash equivalents	(54,477)	53,609	(79,112)
Cash and cash equivalents, beginning of year	131,018	77,409	156,521
Cash and cash equivalents, end of year	$76,541	$131,018	$77,409

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,280	$5,455	$5,864
Income taxes	$1,194	$3,056	$44,542

Noncash investing and financing activities:
Equipment acquired under capital leases	$—	$—	$663
Tax benefit from stock option exercises	$1,878	$1,147	$7,381
Issuance of notes related to sale of common stock	$—	$1,250	$308
Repayment of acquisition obligation through issuance of common stock	$—	$1,252	$—

Activity resulting from sale of Medical segment:
Shares of Lumenis common stock received	$—	$—	$124,390
Note receivable from Lumenis	$—	$—	$11,160
Stock-based compensation charge	$—	$—	$12,576
Deferred income tax expense	$—	$—	$24,445

See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      DESCRIPTION OF BUSINESS

Founded in 1966, we provide photonics-based solutions for commercial and scientific research applications.  We design and manufacture a diversified selection of photonics products and solutions, primarily lasers, laser-based systems and accessories.  Headquartered in Santa Clara, California, we have worldwide operations including research and development, manufacturing, sales, service and support capabilities.

2.                                      SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Our fiscal year ends on the Saturday closest to September 30.  Fiscal years 2003, 2002 and 2001 ended on September 27, September 28 and September 29, respectively.  For convenience, the accompanying consolidated financial statements have been shown as ending on September 30 for all fiscal years.  All fiscal years presented included 52 weeks, whereas fiscal 2004 will include 53 weeks.  The fiscal year of our majority-owned subsidiary Lambda Physik AG (Lambda Physik) ends on September 30.  Accordingly, Lambda Physik’s financial statements as of that date and for the years then ended have been used for our consolidated financial statements.  Management believes that the impact of the use of different year-ends is immaterial to our consolidated financial statements taken as a whole.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basis of Presentation

The consolidated financial statements include the accounts of Coherent, Inc. and its majority-owned subsidiaries (collectively, the Company, we, our, or Coherent).  All significant intercompany balances and transactions have been eliminated.  Investments in business entities in which we do not have control but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership) are accounted for by the equity method.

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the fiscal 2003 presentation.  Such reclassifications had no impact on net income (loss) or stockholders’ equity for any year presented.

Discontinued Operations

On April 30, 2001, we completed the sale of our Medical segment to Lumenis, Ltd. (formerly ESC Medical Systems, Ltd.).  The disposal of the Medical segment represents the disposal of a business segment under Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30).  Accordingly, results of the operations of our Medical segment have been classified as discontinued (see Note 3).

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts and notes receivable, short-term borrowings, accounts payable and accrued liabilities approximate fair value due to their short maturities.  Short-term investments are comprised of available-for-sale securities, which are carried at fair value.  The recorded carrying amount of our long-term obligations approximates fair value except for the notes used to finance our acquisition of Star Medical (Star notes), which had a carrying value of $38.0 million and a fair value of $41.3 million.  We determined the estimated fair value of our long-term debt by calculating the future value of payments based on current market interest rates available to us.  Foreign exchange contracts are stated at fair value based on prevailing financial market information.

Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash equivalents.

Concentration of Credit Risk

Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments, accounts receivable and notes receivable.  At September 30, 2003, the majority of our short-term investments are in federal agency obligations, corporate obligations, repurchase agreements, bank certificates of deposit and money market funds.  Cash equivalents and short-term investments are maintained with several financial institutions and may exceed the amount of insurance provided on such balances.  The majority of our accounts receivable are derived from sales to customers for commercial and scientific research applications. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral.  We maintain reserves for potential credit losses.  Our products are broadly distributed, and no one customer accounted for more than 10% of total net sales during fiscal 2003, fiscal 2002 or fiscal 2001.  We continuously evaluate the collectibility of our notes receivable.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories are as follows (in thousands):

	September 30,
	2003	2002
Purchased parts and assemblies	$27,817	$31,516
Work-in-process	44,721	32,845
Finished goods	27,609	24,857
Inventories	$100,147	$89,218

Property and Equipment

Property and equipment are stated at cost and are generally depreciated or amortized using the straight-line method.  Cost, accumulated depreciation and amortization and estimated useful lives are as follows (in thousands):

	September 30,
	2003	2002	Useful Life
Land	$6,079	$10,184
Buildings and improvements	79,448	101,256	5-40 years
Equipment, furniture and fixtures	176,821	157,912	3-10 years
Leasehold improvements	18,070	8,153	Lesser of useful life or terms of lease
	280,418	277,505
Accumulated depreciation and amortization	(134,019)	(105,504)
Property and equipment, net	$146,399	$172,001

Long-lived Assets

We evaluate the carrying value of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” whenever events or changes in business circumstances or our planned use of assets indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  Reviews are preformed to determine whether the carrying values of assets are impaired based on comparison to the undiscounted expected future net cash flows.  If the comparison indicates that there is impairment, the impaired asset is written down to fair value.  If long-lived assets are classified as available for sale, the impairment to be recognized is equal to the amount by which the carrying amount exceeds the fair value less costs to sell.  Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows.  See Note 4 for a discussion of impairment charges recorded during fiscal 2003 and 2002.

Goodwill

With our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) beginning in fiscal 2002, goodwill is tested for impairment at least annually, and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required (see Note 7).  Prior to fiscal 2002, goodwill was amortized using the straight-line method over its estimated period of benefit.  Under SFAS 142, material amounts of goodwill attributable to each of our reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value.  Fair value is determined using a discounted cash flow methodology.  Absent any impairment indicators, we perform our annual impairment tests during the fourth quarter of each fiscal year in conjunction with our annual budgeting process.

Intangible Assets

Intangible assets, including acquired existing technology, customer base, trade name, non-compete agreements, patents, licenses, drawings and order backlog are amortized on a straight-line basis over estimated useful lives of six months to fifteen years.

Revenue Recognition

Effective October 1, 2000, we adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101).  SAB 101 summarizes certain of the Securities and Exchange Commission’s (SEC’s) views in applying GAAP to revenue recognition in financial statements.  Our previous policy was to recognize product installation revenue upon shipment and to accrue product installation costs at the time revenue was recognized.  The cumulative effect of the change, totaling $0.1 million (net of income taxes of $58,000), is shown as a one-time charge to income in the consolidated statements of operations for fiscal 2001.

In accordance with SAB 101, revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is probable.  Delivery is generally considered to have occurred upon shipment.  Our products typically include a one-year warranty and the estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

We generally recognize product revenue at the time of delivery and, for certain products for which we perform product installation services, the cost of installation is generally accrued at the time product revenue is recognized.

Our sales to distributors, resellers and end-user customers typically do not have customer acceptance provisions and only certain of our original equipment manufacturers (OEMs) customer sales have customer acceptance provisions.  Customer acceptance is generally limited to performance under our published product specifications.  For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at our site or by the customer’s acceptance of the results of our testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.

The vast majority of our sales are made to OEMs, distributors, resellers and end-users in the non-scientific market.  Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where, for example, we have agreed to perform installation or provide training.  In those instances, we either defer revenue related to installation services until installation is completed or, if the installation services are inconsequential or perfunctory, we accrue installation costs at the time that product revenue is recognized.  We defer revenue on training services until these services are provided.

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

Foreign Currency Translation

The functional currencies of our foreign subsidiaries are their respective local currencies.  Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income (OCI).  Foreign currency transaction gains and losses are included in earnings.

Derivatives

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended, requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in OCI and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense).

We adopted SFAS 133 on October 1, 2000.  The transition adjustment to implement SFAS 133, which is presented as a cumulative effect of change in accounting principle, increased earnings by $0.2 million (net of income taxes of $0.1 million) and decreased OCI by $0.3 million (net of income taxes of $0.2 million) in fiscal 2001.  The net derivative losses included in OCI as of October 1, 2000 were comprised of hedges on backlog which were reclassified into earnings during the twelve months ended September 30, 2001 and a hedge related to a building purchase option which we exercised in December 2000 and will be amortized into earnings through December 2020.

Our objective of holding derivatives is to minimize the risks of foreign currency fluctuation by using the most effective methods to eliminate or reduce the impact of these exposures.  Principal currencies hedged include the Euro, Yen and British Pound.  Forwards used to hedge a portion of forecasted foreign revenue for up to 15 months in the future are designated as cash flow hedging instruments.

For foreign currency forward contracts under SFAS 133, hedge effectiveness is measured by comparing the cumulative change in the hedged contract with the cumulative change in the hedged item, both of which are based on forward rates.  For foreign currency option contracts under SFAS 133, hedge effectiveness is asserted when the critical elements representing the total changes in the option’s cash flows continue to match the related elements of the hedged forecasted transaction.  Should discrepancies arise, effectiveness is measured by comparing the change in option value and the change in value of a hypothetical derivative mirroring the critical elements of the forecasted transaction.

The $0.1 million net derivative loss included in OCI as of September 30, 2003 will be amortized into earnings through December 2020 for a hedge related to a building purchase option that was exercised in December 2000.

Forwards not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies.  Changes in fair value of these derivatives are recognized in other income (expense).

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and is presented in our Statements of Stockholders’ Equity.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed based on the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options and stock purchase contracts, using the treasury stock method, and shares issuable under the Productivity Incentive Plan.  Potentially dilutive shares are excluded from the diluted earnings (loss) per share computation in loss periods.

Stock-Based Compensation

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), we have elected to follow the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) to account for employee stock options.  Under APB 25, no compensation expense is recognized when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (SFAS 148) amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share had we adopted the fair value method.  Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards.  These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

For purposes of estimating the effect of SFAS 123 on our net income (loss), the fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	Years Ended September 30,			Years Ended September 30,
	2003	2002	2001	2003	2002	2001
Expected life in years	4.5	4.4	4.6	0.5	0.5	0.5-1.0
Expected volatility	73.9%	79.0%	80.0%	45.8%-55.2%	45.8%-109.2%	56.6%-109.6%
Risk-free interest rate	2.7%	4.4%	4.9%	1.1%-2.2%	2.2%-4.2%	4.2%-6.6%
Expected dividends	none	none	none	none	none	none

No options were granted under the Lambda Physik Plan in fiscal 2003.  Our calculations for options granted in fiscal 2002 and 2001 under the Lambda Physik plan were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended September 30,
	2002	2001
Expected life in years	3.5	2.0
Expected volatility	75.0%	90.0%
Risk-free interest rate	4.7%	4.3%
Expected dividends	none	none

The resulting expense from options under the Lambda Physik plan is included in the pro forma net income (loss) amounts noted below.

Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.  The following table illustrates the effect on our net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

Years Ended September 30,

	2003	2002	2001
Net income (loss), as reported	$(45,891)	$(68,968)	$100,750
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	17,637	19,034	17,457
Pro forma net income (loss)	$(63,528)	$(88,002)	$83,293

Earnings (loss) per share
Basic-as reported	$(1.56)	$(2.40)	$3.64
Basic-pro forma	$(2.16)	$(3.06)	$3.01

Diluted-as reported	$(1.56)	$(2.40)	$3.50
Diluted-pro forma	$(2.16)	$(3.06)	$2.89

During the preparation of our fiscal 2003 consolidated financial statements, we determined that the pro forma net income (loss) and pro forma net income (loss) per share for fiscal 2002 and 2001 had been improperly calculated.  Accordingly, such pro forma amounts presented above have been revised.  These changes did not impact our consolidated balance sheets, consolidated statement of operations, net loss or net loss per share for any of the periods presented.

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate.  This process involves estimating our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.

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

Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries either because such earnings are intended to be permanently reinvested or because foreign tax credits are available to offset any planned distributions of such earnings.  The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $70.3 million at September 30, 2003.  In addition to federal income taxes (which are not practicably determinable), withholding taxes of approximately $3.8 million would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which addresses accounting for restructuring and similar costs.  SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (EITF 94-3).  SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and that the liability should initially be measured and recorded at fair value.  Under EITF 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan.  We adopted the provisions of SFAS 146 for restructuring activities initiated after December 28, 2002.  The adoption of SFAS 146 did not have a material impact on our operating results or financial condition.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements With Multiple Deliverables” (EITF 00-21).  The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company.  The provisions of EITF 00-21 are applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  We adopted the provisions of EITF 00-21 effective June 29, 2003.  The adoption did not have a material effect on our operating results or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.  We adopted the disclosure requirements of FIN 45 in the first quarter of fiscal 2003 (see Note 8 concerning the reserve for warranty costs).  The recognition and measurement provisions have been applied to guarantees issued or modified after December 31, 2002.  The adoption of the recognition and measurement provisions did not have a material effect on our operating results or financial condition.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” which addresses consolidation of variable interest entities.  FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary.  The provisions of FIN 46 are effective immediately for all variable interest entities created after January 31, 2003.  For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 are effective for our first quarter of fiscal 2004.  We are currently evaluating the implication of FIN 46 as it relates to our loan agreement with Picometrix, Inc. (see Note 8) and the impact, if any, on our consolidated results of operations or financial condition.

During the second quarter of fiscal 2002, we renewed the lease for our Santa Clara, California facility that expires in February 2007.  The facility consists of 216,000 square feet of office, research and development and manufacturing space, a portion of which we are subleasing to Lumenis.  Upon expiration of the lease, we have an option to purchase the facility for $24.6 million, renew the lease for an additional five years or arrange for the sale of the facility to a third party where we would retain an obligation to the owner for the difference between the sale price, if less than $24.6 million, and $21.3 million, subject to certain provisions of the lease.  If we do not purchase the facility or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million.  We have determined that the lease does not qualify as an arrangement held with a variable interest entity, and accordingly, we will not be required to consolidate the related assets and liabilities under FIN 46.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149).  The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133.  SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003, and for hedging relationships designated after

June 30, 2003.  We adopted the provisions of SFAS 149 beginning in the fourth quarter of fiscal 2003.  The adoption did not have any impact on our consolidated operating results or financial condition.

In May 2003, the FASB issued SFAS No. 150, “ Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150).  The statement modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position.  The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS 150 was effective June 29, 2003, and had no impact on our consolidated financial statements.

3.                                      DISCONTINUED OPERATIONS

On February 25, 2001, we entered into a definitive agreement to sell our Medical segment to Lumenis, Ltd. (formerly ESC Medical Systems Ltd.).  On April 30, 2001, we completed the sale of the Medical segment assets for cash of $100.0 million, notes receivable of $12.9 million and 5,432,099 shares of Lumenis common stock.  We estimated the total value of this consideration to be $236.0 million as of the closing of the sale.  The agreement provided additional cash consideration up to $6.0 million if the actual net tangible assets sold were more than a predetermined amount and a note receivable reduction if the actual net tangible assets sold were less than a predetermined amount.  In fiscal 2001, we recognized a gain of $71.8 million (net of taxes of $44.7 million), inclusive of $12.6 million in stock compensation charges due to the acceleration of stock option vesting, on our sale of the Medical segment.  In fiscal 2002, we reached a purchase price settlement with Lumenis, resulting in a gain of $1.9 million (net of income taxes of $1.2 million), which was included in our results of discontinued operations in fiscal 2002.  In addition, the agreement provides a future earnout payment of up to $25.0 million based on the future sales of certain Medical laser and light-based products through December 31, 2004.  In fiscal 2003, we recorded a net benefit of $0.6 million relating to the anticipated refund of prior year taxes.

The face value of the note received was $12.9 million, bearing interest at 5% payable semi-annually over its 18-month term and was due on October 30, 2002.  At April 30, 2001, we recorded the note at its fair value of $11.6 million and amortized the discount to interest income over the term of the note.  In October 2002, we renegotiated the terms of our note receivable from Lumenis (see Note 8).  The Lumenis common stock received is unregistered and its trading is subject to restrictions under Rule 144 of the Securities Act of 1933 and other contractual restrictions as defined in the definitive agreement.  At April 30, 2001, we estimated the value of the Lumenis stock at $124.4 million (see Note 6 concerning the subsequent write-down of this investment).

The results of the operations of the Medical segment have been classified as discontinued in the accompanying consolidated financial statements.  Income from discontinued operations consisted of the following (in thousands):

	Years Ended September 30,
	2003	2002	2001
Net sales	$—	$—	$109,219
Loss from operations prior to phase-out period	$—	—	$(1,672)
Benefit for income taxes	—	—	(193)
Loss from operations, net	—	—	(1,479)
Gain on disposal	47	3,099	116,576
Provision (benefit) for income taxes on gain	(595)	1,230	44,729
Operating income during phase-out period	—	—	3,888
Provision for income taxes on operating income in phase-out period	—	—	1,045
Gain on disposal, net	642	1,869	74,690
Income from discontinued operations, net	$642	$1,869	$73,211

4.                                      RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

During fiscal 2003 and 2002 we recorded restructuring, impairment and other charges of $35.2 million ($24.8 million after-tax) and $11.0 million ($6.7 million after-tax), respectively.  No such charges were recorded during fiscal 2001.  The fiscal 2003 and 2002 charges were as follows (in thousands):

Years Ended September 30,

2003

2002

Termination of activities of the Coherent Telecom-Actives Group	$14,818	$—
Impairment of long-lived assets	12,672	11,015
Goodwill impairment (Note 7)	2,358	—
Impairment of Picometrix note (Note 8)	3,723	—
Lease termination costs	1,693	—
Other	(101)	—
Total	$35,163	$11,015

Coherent Telecom-Actives Group

Based on market information and insights and the status of our development projects of our Coherent Telecom-Actives Group (CTAG) obtained subsequent to September 30, 2002, we determined that our return on investment for at least the next several years would have been unsatisfactory and, therefore, additional investments were no longer justified.  As a result, in the first quarter of fiscal 2003, we decided to terminate the activities of CTAG, an operating segment that had been aggregated with our Photonics Group in our Electro-Optics reportable segment.  The charge related to the termination of these activities includes a $6.5 million write-down of equipment and leasehold improvements to net realizable value; a $6.8 million accrual for the estimated contractual obligation for lease and other facility costs of the building, net of estimated sublease income, in San Jose, California, formerly occupied by CTAG; the $1.4 million write-off of our option to purchase Picometrix, Inc. (Picometrix); and $0.1 million of other restructuring costs.

Impairment of Long Lived Assets

In the fourth quarter of fiscal 2002, management decided that, given our exit from the passive telecom market and the outsourcing of the production of printed circuit boards, our manufacturing facility located in Lincoln, California was not needed to support our operations.  Accordingly, we committed to sell certain land, buildings, improvements and equipment with a total carrying value of $12.4 million.  As of September 30, 2002, the proposed sale of the building did not meet the necessary criteria to be classified as held for sale under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and, as a result, was classified as held for use in the consolidated balance sheet at September 30, 2002.  In fiscal 2003, the proposed sale of the facility met the necessary criteria to be classified as assets held for sale under SFAS 144.  Accordingly, the carrying values of the land, buildings and improvements and equipment were adjusted to their respective fair values less costs to sell of $9.0 million and $0.3 million, respectively, and as a result, we recorded an impairment charge of $3.1 million ($2.7 million after-tax) during fiscal 2003.  The determinations of fair values were based on quoted market prices and comparable sales of similar assets.  In July 2003, we completed the sale of the land, buildings, improvements and equipment and received net proceeds of $9.2 million.

In the fourth quarter of fiscal 2003, management reassessed the planned utilization of certain long-lived assets of our operating sites in Auburn, California and Tampere, Finland, and determined that we had excess manufacturing capacity.  As a result, management committed to a plan to sell certain equipment with a carrying value of $5.7 million and to dispose of certain building improvements with a carrying value of $1.0 million.  The proposed sale of the equipment met the necessary criteria to be classified as assets held for sale under SFAS 144.  Accordingly, the carrying value of the equipment was adjusted to its current fair value less costs to sell of $0.8 million.  The fair value of the equipment was determined based on comparable sales of similar assets.  The building improvements were determined to have no future benefit and were abandoned in the fourth quarter of fiscal 2003.  As a result, we recorded an impairment charge of $5.9 million ($3.5 million after-tax) million in fiscal 2003.

In the fourth quarter of fiscal 2003, management initiated plans to consolidate the activities of our foreign subsidiary located in Glasgow, Scotland in an attempt to increase operating efficiency.  Management determined that the carrying value of long-lived assets, consisting primarily of production equipment and buildings located at this subsidiary exceeded their estimated future undiscounted cash flows.  Accordingly, long-lived assets with a carrying value of $6.3 million were written down to their estimated fair value of $2.9 million, resulting in an impairment charge of $3.4 million in fiscal 2003.  Additionally, certain long-lived assets that were classified as held for use at our Barendrecht, the Netherlands subsidiary were impaired, resulting in a charge of $0.3 million.  The determinations of the fair values assigned to the long-lived assets were based on comparable sales of similar assets and an expected cash flow approach.  We are currently negotiating the sale of our Glasgow, Scotland subsidiary, and as a result, it is reasonably possible that a change in our estimated impairment charge will occur in the near term.

In fiscal 2002, we evaluated the carrying value of certain long-lived assets of our Electro-Optics segment, consisting primarily of production equipment, buildings and improvements recorded.  As a result, we recognized an impairment loss of $11.0 million related to the write-off of equipment due to management’s decision to cease most of our activities related to the telecom passives component market.  A significant portion of the assets impaired was acquired in connection with planned capacity expansions in anticipation of future demand and had not yet been placed in service.

Lease Termination Cost

In the fourth quarter of fiscal 2003, we were not in compliance with certain financial covenants associated with the operating lease arrangement for our Santa Clara, California facility (see Note 11).  In October 2003, we entered into an irrevocable agreement to purchase the facility for $24.6 million, and subsequently, received a waiver for this violation from the lessor effective as of September 30, 2003.  In September 2003, based on a third-party appraisal, we estimated the fair value of the facility to be $24.0 million, including leasehold improvements.  We accrued the $1.7 million excess of our purchase price of $24.6 million plus the carrying value of leasehold improvements of $1.1 million over the fair value of the facility of $24.0 million as an early lease termination cost in the fourth quarter of fiscal 2003.  During the first quarter of 2004, we purchased the facility for $24.6 million.

Accrued Restructuring Charges

At September 30, 2003, we had $5.5 million accrued as a current liability on our consolidated balance sheet for restructuring charges. The following table sets forth an analysis of the components of the fiscal 2003 restructuring charges, payments made against the accrual, and other provisions (reversals) through September 30, 2003 (in thousands):

	Severance Related	Facilities Related Charges	Other Restructuring Costs	Total
Balance, September 30, 2002	$—	$—	$—	$—
Provision	139	6,825	844	7,808
Reversals	—	—	(756)	(756)
Deductions	(139)	(1,297)	(88)	(1,524)
Balance, September 30, 2003	$—	$5,528	$—	$5,528

The remaining restructuring accrual balance is expected to result in cash expenditures through fiscal 2007 for facilities related charges, net of estimated sublease income.

The severance related costs are comprised of severance pay, outplacement services, and medical and other related benefits for six employees terminated due to the termination of activities in CTAG.  Long-term asset write-downs include items identified as no longer needed to support our ongoing operations.  The facilities-related charges include the estimated $6.8 million contractual obligations for the lease and other facility costs of the building in San Jose, California, net of estimated sublease income.  Other restructuring costs primarily include expenses associated with terminating other contractual arrangements.

5.                                      ACQUISITIONS

During the three years ended September 30, 2003, we completed the acquisitions described in the following paragraphs, each of which has been accounted for as a purchase.  The consolidated financial statements include the operating results of each business from the date of acquisition.  Pro forma results of operations have not been presented for the acquisitions of Positive Light, Inc (PLI), Molectron Detector, Inc. (Molectron), DeMaria Electro-Optics Systems, Inc. (DEOS) and Crystal Associates, Inc. (Crystal) because the effects of these acquisitions were not material on either an individual or on an aggregate basis.  The amounts assigned to purchased in-process research and development (IPR&D) were determined by identifying research projects in areas for which technological feasibility has not been established.  The values were determined by estimating the costs to develop the acquired in-process technologies into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value.  Amounts allocated to intangibles, other than goodwill, arising from such acquisitions are amortized on a straight-line basis over periods ranging from six months to fifteen years (see Note 7).

Lambda Physik

On June 3, 2003, we initiated a tender offer to purchase the 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary owned by other shareholders (the minority interest) for approximately $10.50 per share.  The offer period was originally set to expire on July 15, 2003, however, as a result of our decision to waive our requirement of owning a minimum of 95% of the total shares of Lambda Physik subsequent to the tender offer, the offer period was extended to July 30, 2003.  As of the closing date of the offer period, we purchased 4,448,569 outstanding shares of Lambda Physik for approximately $47.4 million, resulting in a total ownership percentage of 93.95% (inclusive of shares previously owned).  We purchased an additional 32,472 of outstanding shares of Lambda

Physik for approximately $0.3 million subsequent to the offering period, resulting in a total ownership percentage of 94.26% (inclusive of shares previously owned) as of September 30, 2003.  We have accounted for this transaction as a step acquisition using the purchase method.

The difference between the purchase price of the minority interest of $49.7 million (including acquisition costs of $2.0 million) and the carrying value of the minority interest of $49.0 million was recorded as an adjustment of the carrying value of the assets of Lambda Physik (the step acquisition adjustment).  The step acquisition adjustment was recorded based on the proportion of the minority interest acquired.  We immediately charged $1.9 million to expense for amounts representing purchased IPR&D related to projects that had not yet reached technological feasibility and had no alternative future use and recorded $4.2 million of identifiable intangible assets.  The step acquisition was accounted for as follows (in thousands):

Reduction in carrying value of minority interest acquired	$48,975
Tangible assets	1,869
In-process research and development (IPR&D)	1,908
Adjustment to existing goodwill of Lambda Physik	(7,337)
Intangible assets:
Existing technology	2,275
Trade name	1,107
Backlog	585
Customer base	187
Patents	95
Total	$49,664

Pro forma results of operations, had the minority acquisition taken place at the beginning of fiscal 2003, would have resulted in a net loss of $51.0 million and a net loss per basic and diluted share of $1.73 for fiscal 2003.  If the acquisition took place at the beginning of fiscal 2002, pro forma results of operations would have resulted in a net loss of $70.4 million and a net loss per basic and diluted share of $2.45 for fiscal 2002.

At September 30, 2003, we had $8.3 million held in an escrow account that is restricted for the sole purpose of acquiring the remaining outstanding shares of Lambda Physik and are included in non-current restricted cash, cash equivalents and short-term investments on our consolidated balance sheet.

PLI

On April 1, 2003, we acquired PLI of Los Gatos, California for approximately $35.0 million in cash (net of cash acquired of $3.9 million).  PLI designs and manufactures advanced solid-state lasers for the scientific and industrial markets.  The acquisition was accounted for as a purchase and accordingly, the acquired assets and liabilities were recorded at their fair market values at the date of acquisition.  We immediately charged $4.4 million to expense, representing purchased IPR&D.  At the time of acquisition, the in-process technologies were expected to be commercially viable by September 2003 and expenditures to complete were expected to be $0.2 million.  At September 30, 2003, one project was complete and the other is expected to be completed in the first quarter of fiscal 2004 with estimated expenditures to complete of less than $50,000.

Molectron

On December 6, 2002, we acquired Molectron of Portland, Oregon for approximately $11.5 million in cash. Molectron designs and manufactures laser test and measurement equipment used across all photonics-based applications and markets.  The acquisition was accounted for as a purchase and accordingly, the acquired assets and liabilities were recorded at their fair market values at the date of acquisition.

Tutcore OY Ltd.

In April 2002, we issued 59,246 shares of our common stock valued at $1.3 million as payment for the remaining obligation related to the 1996 acquisition of Tutcore OY Ltd., located in Tampere, Finland.

DEOS

In April 2001, we acquired DEOS of Bloomfield, Connecticut, for $22.5 million in cash.  DEOS designs and manufactures carbon dioxide lasers used in electronics packaging, materials processing and research applications.  The acquisition was accounted for as a purchase and accordingly, the acquired assets and liabilities were recorded at their fair market values at the date of acquisition.  We immediately charged $2.4 million to expense, representing purchased IPR&D.  At the time of acquisition, the in-process technologies were expected to be commercially viable by January 2002 and expenditures to complete were expected to be $0.3 million.  The products began shipping in May 2002.

Crystal

In November 2000, we acquired Crystal of East Hanover, New Jersey for $7.1 million in cash.  Crystal manufactures exotic crystals, which are utilized in a wide variety of photonics applications.  The acquisition was accounted for as a purchase, and, accordingly, the $5.9 million excess of the purchase price over the fair value of net assets acquired was recorded as goodwill and intangible assets.

The aggregate purchase price of these acquisitions has been allocated to the net assets acquired and in-process research and development purchased as follows (in thousands):

PLI

Molectron

DEOS

Crystal Associates

Tangible assets	$14,329	$4,358	$5,069	$3,441
In-process research and development (IPR&D)	4,430	—	2,400	—
Goodwill	18,907	5,511	3,640	352
Intangible assets:
Existing technology	9,200	5,680	12,300	5,099
Customer base	920	350	580	—
Trade name	180	80	—	—
Non-compete agreement	500	—	—	—
Backlog	110	—	—	—
Workforce-in-place	—	—	—	406
Deferred tax liabilities	(3,225)	(2,288)	—	—
Liabilities assumed	(6,455)	(2,155)	(1,489)	(2,148)
Total	$38,896	$11,536	$22,500	$7,150

The intangibles assets including existing technology, customer base, trade name, non-compete agreement and backlog are amortized over their respective estimated useful lives of 1 to 15 years.  Effective October 1, 2001, the unamortized portion of workforce-in-place was reclassified as goodwill as required, upon our adoption of SFAS 142.

In June 2002, our Lambda Physik subsidiary acquired a 98% interest in Optomech GmbH for $33,000 in cash (including direct acquisition costs).  Optomech manufactures technical mechanical components under clean room conditions and is one of Lambda’s key suppliers for excimer laser components such as laser tubes.  As a result of the purchase accounting, $0.3 million of negative goodwill was allocated pro rata to all assets acquired and liabilities assumed, excluding financial assets, assets to be disposed of by sale, deferred tax assets and other current assets.

In April 2001, our Lambda Physik subsidiary acquired an additional 44% interest in the joint venture MicroLas Laser System GmbH (MicroLas) for $24.4 million in cash.  Lambda Physik previously held 46% of MicroLas, which was accounted for under the equity method and is now included in the consolidated financial statements of the Company as the majority owner with 90% ownership.  In October 2003, Lambda Physik acquired the remaining outstanding shares of MicroLas to bring its ownership to 100%.  MicroLas manufactures optical components such as lenses and beam guidance systems that are used in connection with Lambda Physik lasers in production of the TFT flat-panel displays and inkjet printers.  The acquisition was accounted for as a purchase, and, accordingly, Lambda Physik recorded the acquired assets and liabilities at their fair market values at the date of acquisition.

The aggregate purchase price of $24.4 million has been allocated to the assets and in-process research and development acquired.  The total price was allocated among the assets acquired (including acquired in-process research and development) as follows (in thousands):

Tangible assets	$2,465
In-process research and development (IPR&D)	71
Goodwill	18,639
Intangible assets:
Backlog	862
Patents	5,573
Drawings and existing processes	874
Liabilities assumed	(1,033)
Deferred tax liabilities	(3,015)
Total	$24,436

The patents and drawings and existing processes are being amortized over their estimated useful lives of 10 and 5 years, respectively.  The acquired order backlog was amortized as orders were recognized as revenue.

6.                                      SHORT-TERM INVESTMENTS

Effective March 30, 2003, we transferred all securities formerly classified as trading securities to available-for-sale due to a change in our investment strategies.  As required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115) the transfer of these securities between categories of investments was accounted for at fair value and the unrealized gains and losses previously recognized in earnings through the date of transfer from the trading category have not been reversed.  All unrealized gains and losses subsequent to the date of transfer are included as a separate component of comprehensive income (loss).

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents and are classified as available-for-sale securities.  Marketable short-term investments in debt and equity securities are also classified and accounted for as available-for-sale securities and are valued based on quoted market prices.  Investments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of OCI in stockholders’ equity until realized.  Interest and amortization of premiums and discounts for debt securities are included in interest income.  Gains and losses on securities sold are determined based on the specific identification method and are included in other income (expense).

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	September 30, 2003

Cost Basis

Unrealized Gains

Unrealized Losses

Fair Value

Cash and cash equivalents	$84,943	$—	$—	$84,943
Less: restricted cash and cash equivalents				(8,402)
				76,541

Short-term investments:
Available-for-sale securities:
Corporate equity securities	393	—	(116)	277
Commercial paper	549	—	—	549
U.S. government and agency obligations	57,278	171	(29)	57,420
State and municipal obligations	11,677	135	(1)	11,811
Corporate notes and obligations	33,755	213	(76)	33,892
Total short-term investments	$103,652	$519	$(222)	103,949
Less: restricted short term-investments				(45,542)
				$58,407

	September 30, 2002

Cost Basis

Unrealized Gains

Unrealized Losses

Fair Value

Cash and cash equivalents	$131,018	$—	$—	$131,018

Short-term investments:
Trading securities:
Commercial paper	10,940	3	—	10,943
Certificates of deposit	3,000	46	—	3,046
U.S. government and agency obligations	38,107	526	(15)	38,618
Corporate notes and obligations	59,656	665	(65)	60,256
Total trading securities	111,703	1,240	(80)	112,863

Available-for-sale securities:
Corporate equity securities	20,153	924	—	21,077
Total available-for-sale securities	20,153	924	—	21,077

Total short-term investments	$131,856	$2,164	$(80)	$133,940

At September 30, 2003, $8.4 million of cash and cash equivalents were primarily restricted for the purchase of the remaining outstanding shares of Lambda Physik (see Note 5) and disability insurance.  In addition, $45.6 million of short-term investments were restricted pursuant to our Star notes agreement (see Note 10).  There were no restricted cash, cash equivalents or short-term investments at September 30, 2002.

The amortized cost and estimated fair value of available-for-sale investments in debt securities at September 30, 2003, classified as short-term investments, including restricted amounts, on our consolidated balance sheet were as follows (in thousands):

Amortized Cost

Estimated Fair Value

Due in less than 1 year	$53,633	$53,873
Due in 1 to 5 years	47,989	48,149
Due in 5 to 10 years	1,583	1,594
Due beyond 10 years	54	56
Total investments in available-for-sale debt securities	$103,259	$103,672

There were no investments in available-for-sale debt securities at September 30, 2002.

For fiscal 2003, we received $126.8 million for the sale of available-for-sale securities and realized gross gains of $1.6 million and gross losses of $0.1 million.  There were no sales of available-for-sale securities in fiscal 2002.

Realized gains from the sale of trading securities were $0.2 million and $0.1 million for fiscal years ended September 30, 2003 and 2002, respectively.  Realized losses from the sale of trading securities were $0 and $0.1 million for fiscal years ended September 30, 2003 and 2002, respectively.

Our investments in corporate equity securities at September 30, 2003 and September 30, 2002, primarily represent the fair value of our investment in Lumenis common stock (215,000 shares and 5,432,099 shares, respectively) and are classified as available-for-sale.  The Lumenis common stock is unregistered and its trading is subject to restrictions under SEC Rule 144 and other restrictions as defined in the definitive agreement.  Unrealized gain (loss) on the investment is included in other comprehensive income (loss).

In determining if and when a decline in the value of our Lumenis stock is other-than-temporary, as required by SFAS 115, management evaluates the length of time that the market value has been below cost, the severity of the decline relative to cost, current and expected future market conditions, the financial condition of Lumenis and other relevant criteria.  When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.  In the third quarter of fiscal 2002, the market value of our investment in Lumenis had declined from our initial valuation of $124.4 million to $20.2 million.  This decline was deemed to be other-than-temporary and an impairment loss of $104.2 million ($79.2 million after income tax benefit of $25.0 million) was recognized in the third quarter of fiscal 2002.  The $25.0 million in tax benefit related to the impairment loss recognized in the third quarter of fiscal 2002 is net of a $16.6 million valuation allowance recorded against this capital loss deferred tax asset.  In the first quarter of fiscal 2003, the market value of our investment in Lumenis had declined to $9.9 million.  This decline was also deemed to be other-than-temporary and an additional impairment loss of $10.2 million was recognized.  We recorded no net tax benefit related to the $10.2 million impairment loss as we recorded a $4.1 million valuation allowance against this capital loss deferred tax asset.  Unrealized gains and losses subsequent to the first quarter of fiscal 2003 from the new cost basis are recorded in OCI.  During the third and fourth quarters of fiscal 2003, we sold 5,217,099 shares of Lumenis common stock for approximately $11.0 million while recognizing a gain of $1.5 million.  The market value of our remaining investment in Lumenis (215,000 shares) was $0.3 million with an associated cost basis of $0.4 million as of September 30, 2003.  In the first quarter of fiscal 2004, we sold our remaining shares of Lumenis common stock for approximately $0.5 million while recognizing a gain of $0.1 million.

7.                                      GOODWILL AND INTANGIBLE ASSETS

Effective October 1, 2001, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  Upon adoption, we suspended the amortization of goodwill with a net carrying value of $32.1 million at September 30, 2001 and annual amortization of $4.1 million, including amortization resulting from the acquisitions of Crystal in November 2000, DEOS and MicroLas in April 2001, and other business combinations initiated prior to the adoption of SFAS 141.

As part of our adoption of SFAS 142, we completed the initial impairment tests during the second quarter of fiscal 2002 and the annual impairment tests during the fourth quarter of fiscal 2002 and these tests resulted in no impairment.  In the second quarter of fiscal 2003, our Lambda Physik reporting segment lowered its forecasted outlook in the lithography business and we determined the significant changes in the economic outlook for this business were an indicator that an impairment test was required under SFAS 142.  During the quarter ended March 29, 2003, we performed an impairment test on the goodwill associated with the lithography business.  As a result of our analysis, we determined that the goodwill associated with this business was impaired and we recorded a charge of

$2.4 million in the second quarter of fiscal 2003.  We completed the annual impairment test for fiscal 2003 in the fourth quarter of fiscal 2003 and these tests resulted in no impairment.

The carrying amount of goodwill attributable to each reportable segment is as follows (in thousands):

	2003	2002
Electro-Optics	$34,991	$10,982
Lambda Physik	15,961	20,618
Total	$50,952	$31,600

Actual results of operations for fiscal 2001 adjusted to apply the non-amortization provisions of SFAS 142 are as follows (in thousands, except per share data):

Reported net income	$100,750
Goodwill amortization, net of tax	1,766
Adjusted net income	$102,516

Basic earnings per share:
Reported net income	$3.64
Goodwill amortization, net of tax	0.06
Adjusted net income	$3.70

Diluted earnings per share:
Reported net income	$3.50
Goodwill amortization, net of tax	0.06
Adjusted net income	$3.56

In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continued to be appropriate, except for workforce-in-place with a net carrying value of $0.8 million, which was reclassified into goodwill.  The components of our amortizable intangible assets are as follows (in thousands):

September 30, 2003

September 30, 2002

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Existing technology	$36,093	$6,083	$30,010	$19,404	$3,198	$16,206
Patents	8,258	2,682	5,576	6,961	1,668	5,293
Licenses	4,261	3,621	640	4,261	3,195	1,066
Drawings	1,122	544	578	956	272	684
Order backlog	1,803	1,457	346	945	945	—
Customer lists	2,086	640	1,446	630	324	306
Trade name	1,360	176	1,184	—	—	—
Non-compete agreement	646	99	547	—	—	—
Total	$55,629	$15,302	$40,327	$33,157	$9,602	$23,555

Amortization expense for intangible assets during fiscal years 2003, 2002 and 2001 were $5.1 million, $3.4 million and $2.4 million, respectively.  Estimated amortization expense for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense

2004	$6,178
2005	5,367
2006	4,891
2007	4,514
2008	4,352
Thereafter	15,025
Total	$40,327

8.                                      BALANCE SHEET DETAILS

Prepaid expenses and other assets consist of the following (in thousands):

	September 30,
	2003	2002
Prepaid and refundable income taxes	$23,101	$9,235
Prepaid expenses and other	21,776	16,757
Note receivable from Lumenis	—	12,828
Assets held for sale	816	466
Total prepaid expenses and other assets	$45,693	$39,286

In August 2002, we entered into a loan agreement with Picometrix of Ann Arbor, Michigan.  Picometrix develops and manufactures ultra high-speed photoreceivers and instrumentation for the telecommunication, data communication and test and measurement markets, focusing on epitaxial growth, photodetector design and microfabrication, high-speed microwave packaging, hybrid circuit assembly and high-speed testing.  Under the loan agreement, we provided Picometrix with $6.0 million of debt financing in exchange for (1) a nine-month option to purchase 100% of the equity of Picometrix for $6.0 million plus a two-year earn-out of up to $25.0 million and (2) the repayment of the $6.0 million of loan principal at maturity and interest at the greater of prime (4.25% at September 30, 2002) minus 0.5% or 3.0% payable monthly over its term.  We originally recorded the purchase option at its fair value of $1.4 million and the note at its fair value of $4.6 million and were amortizing the discount to interest income over the estimated 18-month term of the note.  The maturity date of the note varied depending on whether we exercised the option to acquire Picometrix.  On November 22, 2002, we terminated our option to purchase Picometrix and recorded a $1.4 million charge to write-off the value assigned to the purchase option.  The termination of our purchase option also resulted in the note becoming due in full on May 26, 2003.  In the first quarter of fiscal 2003, we evaluated the collectibility of our note receivable from Picometrix, including the ability of Picometrix to make the required interest and principal payments.  We determined that the estimated net realizable value of the note at December 28, 2002 was $0.9 million, and accordingly recorded an impairment charge of $3.7 million ($2.3 million after-tax) during the first quarter of fiscal 2003 (see Note 4).  We continue to evaluate the collectibility of the note and concluded that the net realizable value of the note at September 30, 2003 was $0.9 million.  As of September 30, 2003, the note is considered due on demand.

In October 2002, we renegotiated the terms of our note receivable from Lumenis that we received as part of the consideration for the sale of our Medical segment to Lumenis.  The face value of the note was $12.9 million, bearing interest at 5% per annum and was originally due on October 30, 2002.  Under the renegotiated terms, the due date of the note was extended to July 31, 2003 and interest on unpaid principal accrued at 9% per annum and was payable monthly.  In fiscal 2003, Lumenis made payments of $12.9 million, settling the note in full.

Assets held for sale at September 30, 2003 include $0.8 of impaired equipment for our Auburn, California and Tampere, Finland facilities, all of which are recorded at net realizable value (see Note 4).  Assets held for sale at September 28, 2002 include $0.5 million of impaired telecommunications equipment for our Lincoln, California facility and was recorded at net realizable value.

Other assets consist of the following (in thousands):

	September 30,
	2003	2002
Asset related to deferred compensation arrangements	$17,466	$15,516
Deferred tax assets	11,433	23,665
Other assets	4,183	11,065
Assets held for investment	963	1,032
Total other assets	$34,045	$51,278

Assets held for investment at September 30, 2003 and 2002 include our former manufacturing facility in Sturbridge, Massachusetts that we leased to Convergent Prima, Inc. through March 31, 2003.

Other current liabilities consist of the following (in thousands):

	September 30,
	2003	2002
Accrued payroll and benefits	$22,006	$19,217
Accrued expenses and other	18,729	18,368
Accrued restructuring charges (Note 4)	5,528	—
Reserve for warranty	10,242	8,495
Deferred income	3,756	4,324
Lease termination cost (Note 4)	1,693	—
Customer deposits	6,026	3,074
Total other current liabilities	$67,980	$53,478

We provide warranties on certain of our product sales (generally one year) and allowances for estimated warranty costs are recorded at the time of sale.  The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty.  We currently establish warranty reserves based on historical warranty costs for each product line.  If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

Components of the reserve for warranty costs during fiscal 2003 and 2002 were as follows (in thousands):

	September 30,
	2003	2002
Beginning balance	$8,495	$11,519
Additions related to current period sales	12,537	6,433
Warranty costs incurred in the current period	(11,090)	(9,685)
Accruals resulting from acquisitions	253	228
Adjustments to accruals related to prior period sales	47	—
Ending balance	$10,242	$8,495

Other long-term liabilities consist of the following (in thousands):

	September 30,
	2003	2002
Deferred compensation	$17,466	$15,516
Deferred tax liabilities	5,968	36,433
Deferred income	1,477	1,365
Environmental remediation costs	547	640
Other long-term liabilities	3,550	1,906
Total other long-term liabilities	$29,008	$55,860

9.                                      SHORT-TERM BORROWINGS

Short-term borrowings consist of the following (in thousands):

	September 30,
	2003	2002
Short-term note payable to bank	$—	$10,500
Borrowings under bank lines	—	4,159
Notes payable to minority stockholder in subsidiary	—	152
Short-term borrowings	$—	$14,811

The short-term note payable to bank expired December 31, 2002 and the note payable to minority stockholder interest in subsidiary was repaid in December 2002.

We maintain lines of credit worldwide with several banks. Our domestic lines of credit consist of a $1.0 million account with Umpqua Bank that expired November 3, 2003, a $7.0 million account with Dresdner Bank that has no expiration date and a $12.5 million unsecured revolving account from Union Bank of California, which expires January 31, 2005.  Our Union Bank of California agreement is subject to standard covenants related to financial ratios, profitability and dividend payments and requires us to maintain $50 million of cash and certain short-term investments (as defined in the agreement) at all times in any bank in the United States (the Minimum Balance Arrangement).  We were not in compliance with certain of these covenants, including the Minimum Balance Arrangement, and the line of credit was not available to us at September 30, 2003.  No amounts were outstanding on our Union Bank of California revolving account at September 30, 2003.  We are currently working with our banks to obtain a new domestic line of credit agreement on terms acceptable to us.  In addition, we have several foreign lines of credit that allow us to borrow in the applicable local currency.  At September 30, 2003, these lines of credit totaled $49.5 million and there were no borrowings against these lines.  Our foreign lines of credit are concentrated in Europe and Japan and are principally unsecured.  All of our lines of credit generally provide borrowings at the bank reference rate or better, which varies depending on the country where the funds are borrowed.

10.                               LONG-TERM OBLIGATIONS

The components of long-term obligations are as follows (in thousands):

	September 30,
	2003	2002
Notes payable	$41,122	$55,555
Bonds payable	—	1,200
Capital leases	757	1,280
Other	172	197
	42,051	58,232
Current portion	(14,140)	(14,887)
Long-term obligations	$27,911	$43,345

Notes payable

At September 30, 2003, notes payable consists of $38.0 million ($17.8 million at 6.7% and $20.2 million at 6.9%) to finance our acquisition of Star Medical (Star notes) and other unsecured notes payable totaling $3.1 million at interest rates ranging from 1.5% to 4.6%.

In September 2002, we amended our Star notes agreement.  The amendment included modifications of certain covenants associated with the notes and allowed a prepayment of a portion of the principal balance.  As a result, in October 2002 we prepaid $7.3 million of the principal balance with no prepayment penalty.  The Star notes originally included financial covenants such as maintaining a minimum tangible net worth, minimum consolidated debt to capitalization ratio, fixed charge coverage ratio, as well as non-financial covenants such as providing quarterly statements to the note holders.  In September 2003, we amended the agreement to relinquish all financial covenant requirements.  In place of the covenants, the amendment requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account.  At September 30, 2003, $15.2 million and $30.4 million of current and non-current restricted cash, cash equivalents and short-term investments were related to the Star notes (see Note 6).

Bonds payable

Bonds payable were issued to finance the construction of certain facilities and acquisition of equipment, which secure repayment of the bonds.  These bonds were paid in full during fiscal 2003.

Annual maturities of long-term debt (excluding capital leases) are $13.6 million, $13.5 million, $13.4 million, $0.6 million, and $0.2 million in fiscal years 2004 through 2008, respectively.

11.                               COMMITMENTS AND CONTINGENCIES

Commitments

We lease several of our facilities under operating leases.  In addition, we lease the land for our Auburn manufacturing facilities under long-term fixed leases.

In fiscal 2002, we renewed the lease for our Santa Clara, California facility that expires in February 2007.  Upon expiration of the lease, we have an option to purchase the facility for $24.6 million, renew the lease for an additional five years or arrange for the sale of the facility to a third party where we would retain an obligation to the owner for the difference between the sale price, if less than $24.6 million, and $21.3 million, subject to certain provisions of the lease.  If we do not purchase the facility or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million.  The lease also requires that we maintain specified financial covenants.  At September 30, 2003, we were not in compliance with the net losses limit we agreed to maintain pursuant to our agreement.  In October 2003, we entered into an irrevocable agreement to purchase the facility for $24.6 million, and subsequently received a waiver for this violation from the lessor effective as of September 30, 2003.  As of September 30, 2003, the estimated fair value of the facility was $1.7 million less than the purchase price of $24.6 million and we have recorded such amount in other current liabilities (see Note 4).  As the purchase of the facility occurred subsequent to September 30, 2003, the future minimum lease payments are included in the table below.

Future minimum payments under our non-cancelable leases at September 30, 2003 are as follows (in thousands):

Year Ending September 30,	Capital Leases	Operating Leases

2004	$549	$6,914
2005	242	5,837
2006	—	5,056
2007	—	24,361
2008	—	1,638
Thereafter	—	6,976
Total	791	$50,782
Less amount representing interest	34
Present value of minimum lease payments	$757

Rent expense, exclusive of sublease income, was $8.6 million, $8.0 million and $6.6 million in fiscal 2003, 2002 and 2001, respectively.

Future minimum lease receivables under subleases at September 30, 2003 are as follows (in thousands):

Year Ending September 30,

2004	$1,267
2005	1,267
2006	1,267
2007	422
Thereafter	—
Total	$4,223

Sublease income was $2.3 million, $4.5 million and $1.7 million for fiscal years 2003, 2002 and 2001, respectively.

In September 1988, we entered into several patent license agreements with Patlex Corporation (Patlex) relating to laser-related patents owned by Dr. Gordon Gould that had been assigned to Patlex.  Under the terms of the agreements, we pay royalties to Patlex ranging from 3.5% to 5.0% for specified categories of domestic sales and 2.0% of specified categories for foreign sales, subject to certain exceptions and limitations.  Royalty expense under these agreements was $0.7 million, $0.7 million and $0.8 million in the years ended September 30, 2003, 2002 and 2001, respectively.  The patents expire on various dates through May 2005.

Under the terms of a contract manufacturing agreement, we have approximately $1.0 million of non-cancelable purchase commitments as of September 30, 2003.

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

Management believes that our probable, nondiscounted net liability at September 30, 2003 for remaining costs associated with the above environmental matters is $0.5 million, which has been previously accrued.  This amount consists of total estimated probable costs of $0.6 million ($0.1 million included in other current liabilities and $0.5 million included in other long-term liabilities) reduced by minimum probable recoveries of $0.1 million included in other assets from other parties named to the order.

12.                               STOCKHOLDERS’ EQUITY

On March 23, 2001 our shareholders approved an increase in our authorized common stock to 500,000,000 shares with a $0.01 par value.

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

If, prior to redemption of the rights, we are acquired in a merger or other business combination in which we are the surviving corporation, or a person or group acquires 20% or more of our common stock, each right owned by a holder of less than 20% of the common stock will entitle its owner to purchase, at the right’s then current exercise price, a number of shares of common stock of Coherent having a fair market value equal to twice the right’s exercise price.  If we sell more than 50% of our assets or earning power or are acquired in a merger or other business combination in which we are not the surviving corporation, the acquiring person must assume the obligations under the rights and the rights will become exercisable to acquire common stock of the acquiring person at the discounted price.

13.                               EMPLOYEE STOCK OPTION AND BENEFIT PLANS

Productivity Incentive Plan

The Productivity Incentive Plan (Plan) provides for quarterly distributions of common stock and cash to each eligible employee.  The amounts of the distributions are based on consolidated sales, pre-tax profit, the market price of our common stock and the employee’s salary. The fair market value of common stock and cash that are earned under the Plan are charged to expense.  During fiscal 2003, 4,122 shares (fair market value of $0.1 million) and $1.1 million were accrued for the benefit of employees.  During fiscal 2002, 5,272 shares (fair market value of $0.1 million) and $1.7 million were accrued for the benefit of employees.  During fiscal 2001, 18,691 shares (fair market value of $0.6 million) and $4.9 million were accrued for the benefit of employees.  At September 30, 2003, we had 76,829 shares of our common stock reserved for future issuance under the Plan.

Coherent Employee Retirement and Investment Plan

Under the Coherent Employee Retirement and Investment Plan, we match employee contributions to the Plan up to a maximum of 6% of the employee’s individual earnings.  Employees become eligible for participation on their first day of employment and for Company matching contributions after completing one year of service.  Our contributions (net of forfeitures) during fiscal 2003, 2002, and 2001 were $3.7 million, $3.6 million and $2.5 million, respectively.

Supplemental Retirement Plan

We have a Supplemental Retirement Plan for senior management personnel which permits the participants to contribute up to 24% of their before tax earnings to a trust.  We will match these contributions up to an amount equal to 6% of such participants’ earnings less any amounts contributed by us to such participant under the Coherent Employee Retirement and Investment Plan.  Our contributions (net of forfeitures) during fiscal 2003, 2002 and 2001, were $52,000, $55,000 and $43,000, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period.  During fiscal 2003, 2002 and 2001, a total of 272,868, 235,843 and 259,487 shares, respectively, were purchased by and distributed to employees at an average price of $15.07, $23.94 and $21.23 per share, respectively.

At September 30, 2003, $1.6 million had been contributed by employees that will be used to purchase a maximum of 105,025 shares in the year ended September 30, 2004 at a price determined under the terms of the Plan.  At September 30, 2003, we had 914,556 shares of our common stock reserved for future issuance under the plan.

Stock Option Plans

We have three Stock Option Plans and two non-employee Directors’ Stock Option Plans.  Under these plans, Coherent may grant options to purchase up to an aggregate of 11,800,000 and 595,000 shares of common stock, respectively.  Employee options are generally exercisable three years from the grant date, at the fair market value of the common stock on the date of the grant; however, initial grants to employees issued through May 31, 2003 vest 25% annually and initial grants issued subsequent to May 31, 2003 vest 50% annually.  Director options are automatically granted to our non-employee directors.  Such directors initially receive a stock option for 30,000 shares exercisable over a three-year period.  Additionally, the non-employee directors receive an annual grant of 12,000 shares exercisable three years from the date of grant.  Grants under employee plans expire between four to six years from the original grant date and grants under director plans expire ten years from the original grant date.

Option activity for all plans is summarized as follows:

Outstanding Options

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, October 1, 2000	3,914,500	$27.88
Options granted	1,554,100	34.55
Options exercised	(1,050,500)	15.82
Options canceled	(575,200)	38.45
Outstanding, September 30, 2001	3,842,900	31.49
Options granted	1,267,100	30.71
Options exercised	(330,600)	16.93
Options canceled	(143,500)	36.17
Outstanding, September 30, 2002	4,635,900	32.09
Options granted	1,212,900	19.95
Options exercised	(617,200)	14.66
Options canceled	(274,300)	33.36
Outstanding, September 30, 2003	4,957,300	$31.22

At September 30, 2003, 1,577,796 options were available for future grant under all plans.  At September 30, 2003, all outstanding stock options have been issued under plans approved by our shareholders.  The following table summarizes information about stock options outstanding at September 30, 2003:

Options Outstanding

Options Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
$8.94 – $19.06	571,600	$15.26	3.70	343,100	$12.84
19.09 – 19.77	859,275	19.75	5.48	800	19.09
19.85 – 29.04	339,900	24.82	4.25	138,550	25,37
29.85 – 30.92	1,038,025	30.84	4.56	110,150	30.73
31.00 – 32.50	939,050	32.44	2.93	361,400	32.43
32.89 – 49.88	1,049,400	45.06	2.80	774,425	46.99
50.00 – 87.13	157,050	67.45	2.72	91,800	65.97
$89.75	3,000	89.75	2.44	2,250	89.75
Total	4,957,300	$31.22	3.86	1,822,475	$36.04

There were 1,637,770 and 1,003,650 options exercisable as of September 30, 2002 and 2001 with weighted average exercise prices of $24.03 and $18.44, respectively.  The weighted average estimated fair value of stock options granted in fiscal 2003, 2002 and 2001 was $12.08, $19.31 and $22.11, respectively.

Our subsidiary, Lambda Physik AG, implemented a stock-based incentive award plan for its employees during the year ended September 30, 2000.  In fiscal 2003, Lambda Physik AG issued no options to purchase shares of Lambda Physik AG common stock, no options were exercised and 49,600 options were canceled.  At September 30, 2003, 150,900 options were outstanding at a weighted average exercise price of $45.92 per share and 103,758 options were exercisable.  In fiscal 2002, Lambda Physik AG issued options to purchase 72,300 shares of Lambda Physik AG common stock at a weighted average price of $14.30 per share to employees under the plan.  During the year ended September 30, 2002, no options were exercised and 35,050 options were canceled.  At September 30,

2002, 200,500 options were outstanding at a weighted average exercise price of $39.53 per share and 70,366 options were exercisable.  In fiscal 2001, Lambda Physik AG issued options to purchase 72,900 shares of Lambda Physik AG common stock at a weighted average price of $68.52 per share to employees.  During the year ended September 30, 2001, no options were exercised and 29,450 options were canceled.  At September 30, 2001, 163,250 options were outstanding at a weighted average exercise price of $50.22 per share and no options were exercisable.

Notes Receivable from Stock Sales

Notes receivable from stock sales result from the exercise of stock options for notes.  The notes are full recourse promissory notes bearing interest at 4.8% to 6.7% per annum and are collateralized by the stock issued upon exercise of the stock options.  Interest is payable annually and principal is due through 2007.

14.                               COMPREHENSIVE INCOME (LOSS)

The following summarizes activity in accumulated comprehensive income (loss) related to derivatives, net of tax, held by us (in thousands):

Balance, September 30, 2001	$47
Changes in fair value of derivatives	(370)
Net losses reclassified from OCI	85
Balance, September 30, 2002	(238)
Changes in fair value of derivatives	53
Net losses reclassified from OCI	57
Balance, September 30, 2003	$(128)

Accumulated other comprehensive income (net of tax) at September 30, 2003 is comprised of accumulated translation adjustments of $18.7 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.2 million, respectively. Accumulated other comprehensive income (net of tax) at September 30, 2002 is comprised of accumulated translation adjustments of $2.0 million, net loss on derivative instruments of $0.2 million and unrealized gain on available-for-sale securities of $0.6 million, respectively.

15.                               OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Years Ended September 30,
	2003	2002	2001
Royalty income	$100	$100	$166
Sublease income, net of expenses	980	2,646	661
Net gain (loss) on sale of assets	(3)	1,665	—
Equity in income (loss) of joint ventures	(1,927)	(1,284)	314
Gain (loss) on investments, net	1,428	(874)	608
Customer contract settlement fee	4,400	—	—
Other—net	702	764	272
Other income (expense) net	$5,680	$3,017	$2,021

16.                               INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations before minority interest consists of the following (in thousands):

	Years Ended September 30,
	2003	2002	2001
Currently payable:
Federal	$(19,646)	$(1,335)	$5,774
State	1,024	—	404
Foreign	7,544	2,821	7,879
	(11,078)	1,486	14,057
Deferred:
Federal	7,133	(28,085)	2,897
State	(5,279)	(2,253)	200
Foreign	2,584	1,680	(1,998)
	4,438	(28,658)	1,099
Provision (benefit) for income taxes	$(6,640)	$(27,172)	$15,156

The components of income (loss) from continuing operations before income taxes and minority interest consist of (in thousands):

	Years Ended September 30,
	2003	2002	2001
United States	$(50,944)	$(106,394)	$30,623
Foreign	(6,470)	8,812	12,559
Income (loss) from continuing operations before income taxes and minority interest	$(57,414)	$(97,582)	$43,182

The reconciliation of the statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective rate is as follows:

	Years Ended September 30,
	2003	2002	2001
Federal statutory tax rate	(35.0)%	(35.0)%	35.0%
Valuation allowance	25.3	16.9	—
Foreign tax rates in excess of U.S. rates, net	0.3	(2.7)	1.0
State income taxes, net of federal income tax benefit	(2.7)	(4.1)	4.0
Research and development credit	(7.8)	(2.3)	(5.3)
In-process research and development	4.0	—	—
Impairment with no tax benefit	3.7	—	—
Income tax refunds from prior years	—	(3.0)	—
Other	0.6	2.4	0.4
Provision for income taxes	(11.6)%	(27.8)%	35.1%

The significant components of deferred tax assets and liabilities were (in thousands):

	September 30,
	2003	2002
Deferred tax assets:
Reserves and accruals not currently deductible	$19,893	$22,068
Operating loss carryforwards and tax credits	47,950	20,667
Capital loss carryforwards	15,525	—
Asset impairment	2,936	41,377
Intercompany profit	2,921	3,236
Deferred service revenue	1,181	1,316
Amortization	4,731	6,758
Inventory capitalization	2,384	1,391
Other	1,328	1,414
	98,849	98,227
Valuation allowance	(31,143)	(16,562)
	67,706	81,665
Deferred tax liabilities:
Gain on issuance of stock by subsidiary	22,059	22,059
Depreciation and amortization	5,653	11,997
Accumulated translation adjustment	4,998	1,452
Other	2,951	6,568
	35,661	42,076
Total deferred tax assets and liabilities	$32,045	$39,589

As of September 30, 2003, realization of a portion of our federal and state net capital loss carryforwards, generated due to our sale of Lumenis common stock at a loss, was not considered more likely than not by management; accordingly, we established a valuation allowance of $15.9 million and $5.4 million for the federal and state portions, respectively, considered not realizable.  In addition, during the fourth quarter of fiscal 2003, we recorded a valuation allowance of $7.8 million against deferred tax assets of Lambda Physik because we did not believe we would earn sufficient future taxable income to utilize these deferred tax assets, resulting in a $7.8 million charge to income tax expense.  At September 30, 2003, a valuation allowance of $1.8 million remained related to the portion of the tax benefit associated with capital losses recognized with the fiscal 2002 write-down of our investment in Lumenis common stock but not yet realized for tax purposes and $0.2 million on other deferred tax assets for which realization was not considered more likely than not by management.

The total net deferred tax asset is classified on the consolidated balance sheets as follows (in thousands):

	September 30,
	2003	2002
Current deferred income tax assets	$29,792	$55,883
Current deferred income tax liabilities	(3,212)	(3,526)
Non-current deferred income tax assets	11,433	23,665
Non-current deferred income tax liabilities	(5,968)	(36,433)
Net deferred tax assets	$32,045	$39,589

Net operating loss carryforwards of $55.7 million in the U.S. will expire if unused by fiscal 2023.  Foreign net operating loss carryforwards of $23.5 million have no expiration date.  Federal and state capital loss carryforwards of $45.3 million and $108.5 million, respectively, will expire if not used by fiscal 2008.

Federal R&D credit carryforwards of $2.6 million will expire in fiscal years 2016 and 2017.  California manufacturer’s investment credits of $1.3 million will expire in fiscal years 2008 to 2010.  California R&D credit carryforwards of $2.9 million have no expiration date.

17.                               EARNINGS (LOSS) PER SHARE

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

The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share (in thousands, except per share data):

	Years Ended September 30,
	2003	2002	2001
Weighted average shares outstanding—Basic	29,448	28,786	27,709
Common stock equivalents	—	—	1,091
Employee stock purchase plan equivalents	—	—	17
Weighted average shares and equivalents—Diluted	29,448	28,786	28,817

Income (loss) from continuing operations for basic and diluted earnings per share computation	$(46,533)	$(70,837)	$27,485

Income (loss) from continuing operations per share-basic	$(1.58)	$(2.46)	$0.99
Income (loss) from continuing operations per share—diluted	$(1.58)	$(2.46)	$0.95

A total of 3,580,000, 2,830,000, and 1,284,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation at September 30, 2003, 2002 and 2001, respectively.

18.                               SEGMENT INFORMATION

We are organized around two separately managed business units: the Photonics Group and Lambda Physik, which we have identified as operating segments.  The Photonics Group is included in our Electro-Optics reportable segment while the Lambda Physik business unit is included in our Lambda Physik reportable segment.  Our Electro-Optics reportable segment focuses on markets such as semiconductor and related manufacturing, materials processing, OEM laser components and instrumentation, scientific research and government programs, and graphic arts and display.  Our Lambda Physik reportable segment focuses on markets including lasers for the production of thin film transistors (TFT) used in flat panel displays, microlithography applications in the semiconductor industry, ink jet printers, automotive, environmental research, scientific research, medical OEMs, materials processing and micro-machining applications.

Our Chief Executive Officer and Chief Financial Officer have been identified as the chief operating decision makers (CODMs) for SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) purposes as they assess the performance of the business units and decide how to allocate resources to the business units.  Pretax income from continuing operations is the measure of profit and loss that our CODMs use to assess performance and make decisions.  Pretax income from continuing operations represents the sales less the cost of sales and direct operating expenses incurred within the operating segments.  In addition, our corporate expenses, except for administrative costs previously allocated to our discontinued Medical segment, depreciation of corporate assets and general legal expenses, are allocated to the operating segments and are included in the results below.  Corporate expenses not allocated to the groups (administrative costs previously allocated to our discontinued Medical segment, impairment of corporate assets, depreciation of corporate assets and general legal expenses) are included in Corporate and Other in the reconciliation of operating results.  Furthermore, the write-downs of our Lumenis investment, interest expense, interest income and the gain on the sale of real estate are included in Corporate and Other in the reconciliation of operating results.

Intersegment sales are accounted for primarily at domestic selling prices. As the CODMs monitor headcount, depreciation and amortization expense and capital expenditures by operating segment, these amounts are presented below.  The CODMs do not review total assets by segment, but they do review net trade receivables, net inventories and net property and equipment by operating segment.  The accounting policies for reported segments are the same as for Coherent as a whole (see Note 2).

Reportable Segments

Information on reportable segments as of, and for the years ended September 30, 2003, 2002 and 2001, are as follows (in thousands, except headcount):

2003	Electro- Optics	Lambda Physik	Corporate and Other	Total
Net sales	$324,308	$81,927	$—	$406,235
Intersegment net sales	226	1,658	—	1,884
Gross profit	127,299	21,469	—	148,768
Research & development	36,762	13,989	—	50,751
In-process research and development	4,430	1,908	—	6,338
Selling, general & administrative	80,652	19,946	3,331	103,929
Restructuring, impairment and other charges	31,112	2,358	1,693	35,163
Intangibles amortization	3,837	1,310	—	5,147
Total operating expenses	156,793	39,511	5,024	201,328
Income (loss) from continuing operations before income taxes, including tax-effected minority interest	(29,350)	(11,450)	(12,373)	(53,173)
Depreciation & amortization	18,752	6,416	3,834	29,002
Capital expenditures	15,582	4,306	5,790	25,678
Accounts receivable	57,035	16,083	—	73,118
Inventories	59,777	40,370	—	100,147
Property & equipment, net	$101,344	$29,656	$15,399	$146,399
Headcount	1,700	347	89	2,136

2002	Electro- Optics	Lambda Physik	Corporate and Other	Total
Net sales	$307,622	$89,702	—	$397,324
Intersegment net sales	193	1,184	—	1,377
Gross profit	128,393	32,877	$(264)	161,006
Research & development	39,800	12,813	—	52,613
Selling, general & administrative	73,692	18,165	2,257	94,114
Restructuring, impairment and other charges	11,015	—	—	11,015
Intangibles amortization	2,251	1,176	—	3,427
Total operating expenses	126,758	32,154	2,257	161,169
Income (loss) from continuing operations before income taxes, including tax-effected minority interest	1,585	(900)	(98,694)	(98,009)
Depreciation & amortization	18,117	7,003	2,385	27,505
Capital expenditures	30,120	4,008	5,802	39,930
Accounts receivable	57,033	19,445	—	76,478
Inventories	52,796	36,422	—	89,218
Property & equipment, net	$130,841	$27,782	$13,378	$172,001
Headcount	1,720	384	86	2,190

2001	Electro- Optics	Lambda Physik	Corporate and Other	Total
Net sales	$356,830	$121,115	—	$477,945
Intersegment net sales	910	1,217	—	2,127
Gross profit	162,707	36,452	$614	199,773
Research & development	38,445	14,516	—	52,961
In-process research and development	2,400	71	—	2,471
Selling, general & administrative	74,435	20,807	9,504	104,746
Intangibles amortization	3,613	1,649	—	5,262
Total operating expenses	118,893	37,043	9,504	165,440
Income (loss) from continuing operations before income taxes, including tax-effected minority interest	43,305	(492)	(172)	42,641
Depreciation & amortization	16,063	7,730	1,804	25,597
Capital expenditures	70,153	18,948	5,422	94,523
Accounts receivable	62,377	28,311	—	90,688
Inventories	68,471	39,534	(25)	107,980
Property & equipment, net	$129,511	$29,110	$9,915	$168,536
Headcount	1,831	448	93	2,372

Geographic Information

Our foreign operations consist primarily of sales offices and manufacturing facilities in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the last three years ending September 30, 2003 is based on the location of the end customer. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of each year.

Sales to unaffiliated customers are as follows (in thousands):

	Years Ended September 30,
SALES	2003	2002	2001
United States	$157,171	$159,247	$213,365
Japan	84,903	93,697	101,797
Europe, other	67,249	66,024	74,973
Germany	48,058	44,401	50,873
Asia-Pacific, other	31,154	16,493	16,260
Rest of World	17,700	17,462	20,677
Total Sales	$406,235	$397,324	$477,945

For the years ended September 30, 2003, 2002 and 2001, no one customer accounted for 10% or more of total net sales.

Long-lived assets, which include all non-current assets other than goodwill, intangibles and deferred taxes, by geographic region are as follows (in thousands):

	September 30,
LONG-LIVED ASSETS	2003	2002	2001
United States	$138,109	$137,913	$145,728
Germany	44,231	31,462	30,916
Europe, other	23,601	28,802	21,059
Asia-Pacific	1,730	1,866	2,089
Total Long-lived Assets	$207,671	$200,043	$199,792

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended September 30, 2003, 2002 and 2001 has been restated to account for the discontinued Medical segment and is as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
YEAR ENDED SEPTEMBER 30, 2003:
Net sales	$102,030	$103,512	$99,174	$101,519
Gross profit	40,443	40,991	36,949	30,385
Net income (loss)	(20,483)	1,927	(2,286)	(25,049)
Net income (loss) per basic share	$(0.70)	$0.07	$(0.08)	$(0.84)
Net income (loss) per diluted share	$(0.70)	$0.07	$(0.08)	$(0.84)
YEAR ENDED SEPTEMBER 30, 2002:
Net sales	$96,619	$98,649	$95,932	$106,124
Gross profit	42,020	39,992	38,509	40,485
Net income (loss)	2,730	3,007	(81,130)	6,425
Net income (loss) per basic share	$0.10	$0.10	$(2.81)	$0.22
Net income (loss) per diluted share	$0.09	$0.10	$(2.81)	$0.22
YEAR ENDED SEPTEMBER 30, 2001:
Net sales	$111,929	$129,603	$120,913	$115,500
Gross profit	51,464	57,862	55,324	35,123
Net income (loss)	12,153	14,653	74,019	(75)
Net income (loss) per basic share	$0.45	$0.53	$2.66	$0.00
Net income (loss) per diluted share	$0.43	$0.51	$2.56	$0.00

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended September 30, 2003,  2002 and 2001

(In thousands)

	Balance at Beginning of Period	Addition Charged to Costs and Expenses	Deductions from Reserves(1)	Balance at End of Period
YEAR ENDED SEPTEMBER 30, 2003:
Accounts receivable allowances	$4,038	$3,679	$(3,566)	$4,151
Warranty	8,495	12,837	(11,090)	10,242

YEAR ENDED SEPTEMBER 30, 2002:
Accounts receivable allowances	$4,794	$1,811	$(2,567)	$4,038
Warranty	11,519	6,661	(9,685)	8,495

YEAR ENDED SEPTEMBER 30, 2001:
Accounts receivable allowances	$3,553	$2,894	$(1,653)	$4,794
Warranty	9,590	14,861	(12,932)	11,519

(1)                                  Reductions from the reserves are for the purpose for which the reserves were created.

INDEX TO EXHIBITS

Sequentially Exhibit Number	Exhibit
10.14	2001 Stock Plan
21.1	Subsidiaries
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Ernst & Young AG Wirtschaftsprüfungsgesellschaft
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits required to be filed as part of this report have been incorporated by reference.  See item 15 for a complete index of such exhibits.