Form 10-K/A
period 2003-09-27
COHERENT INC
filed 2004-01-27
CIK 21510

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
(408) 764-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

Common Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No ☒ *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of January 16, 2004, 30,068,079 shares of Common Stock were outstanding.  The aggregate market value of the voting shares (based upon the closing price reported by the Nasdaq National Market on March 28, 2003) of Coherent, Inc., held by nonaffiliates was $410,860,731.  For purposes of this disclosure, shares of Common Stock held by persons who own 5% or more of the outstanding Common Stock and shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Act.  This determination of affiliate status is not necessarily conclusive.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒   No  ☐

*  Please see the Explanatory Note below.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.  This Form 10-K/A is filed with the Securities and Exchange Commission (the “Commission”) solely for the purpose of including information that was to be incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934.  The Registrant will not file its proxy statement within 120 days of its fiscal year ended September 27, 2003 and is therefore amending and restating the following items contained herein in their entirety.

PART III

Item 10.                            Directors and Executive Officers of the Registrant

Directors

The names of the directors of Coherent, Inc. (the “Company”) and certain information about them are set forth below.

Name of Director	Age	Director Since	Principal Occupation

John R. Ambroseo, PhD	42	2002	President and Chief Executive Officer of the Company

Bernard J. Couillaud, PhD	59	1996	Chairman of the Board of Directors, Retired President and Chief Executive Officer, Coherent, Inc.

Henry E. Gauthier (1)(3)(4)	63	1983	Vice Chairman of the Board of Directors

Charles W. Cantoni (3)(4)	68	1983	President and Chief Executive Officer, Alara, Inc.

Frank P. Carrubba, PhD (3)(4)	66	1989	Retired Chief Technical Officer, Phillips Electronics N.V.

John H. Hart (2)(4)	56	2000	Retired Sr. Vice President and Chief Technical Officer, 3Com Corporation

Robert J. Quillinan	56	2001	Retired Executive Vice President, Mergers and Acquisitions, Coherent, Inc.

Jerry E. Robertson, PhD (2) (3)	71	1994	Retired Executive Vice President, Life Sciences Sector and Corporate Services Division, 3M

Lawrence Tomlinson(3)	63	2003	Retired Sr. Senior Vice President and Treasurer, Hewlett-Packard Co.

(1)               Interim Member of the Compensation Committee

(2)               Member of the Compensation Committee

(3)               Member of the Audit Committee

(4)               Member of the Nominating Committee

Except as set forth below, each of the nominees has been engaged in his principal occupation set forth above during the past five years.  There is no family relationship between any director or executive officer of the Company.  Refer to “Officers” for information relating to Dr. Ambroseo.

Dr. Couillaud has served as Chairman of the Board of Directors since October 2002.  He served as Coherent Inc.’s President and Chief Executive Officer, and as a member of the Board of Directors from July 1996 through September 2002.  He served as Vice President and General Manager of Coherent Laser Group from March 1992 to July 1996.  From July 1990 to March 30, 1992, he served as Manager of the Advanced Systems Business Unit, and from September 1987 to 1990, he served as Director of Research and Development for the Coherent Laser Group.  From November 1983, when he joined Coherent, to September 1987, Dr. Couillaud held various managerial positions.  Dr. Couillaud received his PhD in Chemistry from Bordeaux University, Bordeaux, France.

Mr. Gauthier has served as Vice Chairman of the Board of Directors since October 2002.  He served as Chairman of the Board of Directors from February 1997 to October 2002.  Mr. Gauthier retired as President and Chief Executive Officer of the Company on July 1, 1996.

Mr. Cantoni has been President and Chief Executive Officer of Alara, Inc., a company manufacturing products for the medical imaging market, since August 2003.  From June 1998 until July 2003 he was the owner of Cantoni Consulting, a company providing management and medical marketing consulting services. Prior to founding Cantoni Consulting, Mr. Cantoni was Vice President, Quinton Instruments, Inc., a manufacturer of medical instrumentation products, a position he held from October 1994 until June 1998.

Dr. Carrubba retired from Phillips Electronics, N.V. in 1997.  Mr. Carrubba serves as a member of the Board of Directors of Exar Corporation.

Mr. Hart retired from 3Com Corporation in September 2000.  From September 2000 until September 2001 he was a Fellow at 3Com.  Mr. Hart serves on the Board of Directors of PLX Technologies, Inc.

Mr. Quillinan retired in May 2003.  He has served as our Executive Vice President, Mergers and Acquisitions from April 2002 through April 2003 and as a member of our Board of Directors since June 2001.  Mr. Quillinan served as our Executive Vice President and Chief Financial Officer from July 1984 through March 2002. Mr. Quillinan served as Vice President and Treasurer from March 1982 to July 1984 and as Corporate Controller from May 1980 to March 1982. Mr. Quillinan received his MS degree in Accounting from Clarkson University and is a certified public accountant.

Dr. Robertson retired from 3M in 1994.  He is a member of the Board of Directors of Steris Corporation and Choice Hotels International.

Mr. Tomlinson retired from Hewlett-Packard Co. in June 2003.  Prior to retiring from Hewlett-Packard Co., from 1993 to June 2003 Mr. Tomlinson served as its Treasurer, from 1996 to 2002 he was also a Vice President of Hewlett- Packard Co. and from 2002 to June 2003 was also a Senior Vice President of Hewlett-Packard Co.  Mr. Tomlinson is a member of the Board of Directors of Salesforce.com.

Officers

The names, ages and office of all of the executive officers of the Company are set forth below.

Name of Officer	Age	Office Held

John R. Ambroseo, PhD

42

President and Chief Executive Officer

Helene Simonet	51	Executive Vice President and Chief Financial Officer

Vittorio Fossati-Bellani, PhD	56	Executive Vice President and Chief Marketing Officer

Ronald A. Victor	58	Executive Vice President, Human Resources

Scott H. Miller	49	Senior Vice President and General Counsel

There are no family relationships between any of the executive officers and directors.

Dr. Ambroseo has served as our President and Chief Executive Officer as well as a member of the Board of Directors since October 2002.  Dr. Ambroseo served as our Chief Operating Officer from June 2001 through September 2002. Dr. Ambroseo served as our Executive Vice President and as President and General Manager of the Coherent Photonics Group from September 2000 to June 2001. From September 1997 to September 2000, Dr. Ambroseo served as our Executive Vice President and as President and General Manager of the Coherent Laser Group. From March 1997 to September 1997, Dr. Ambroseo served as our Scientific Business Unit Manager. From August 1988, when Dr. Ambroseo joined us, until March 1997, he served as a Sales Engineer, Product Marketing Manager, National Sales Manager and Director of European Operations. Dr. Ambroseo received his PhD in Chemistry from the University of Pennsylvania.

Ms. Simonet has served as our Executive Vice President and Chief Financial Officer since April 2002. Ms. Simonet served as Vice President of Finance of our Medical Group and Vice President of Finance, Photonics Division from December

1999 to April 2002. Prior to joining Coherent, she spent over twenty years in senior finance positions at Raychem Corporations’ Division and Corporate organizations, including Vice President of Finance of the Raynet Corporation.  Her last assignment was that of Chief Information Officer for Raychem.  Ms. Simonet has both a Master’s and Bachelor’s degree from the University of Leuven, Belgium.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers.  Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a).  Based solely on its review of the copies of such forms received by the Company, and on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, during fiscal 2003, its officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements.

Audit Committee Information

The Board of Directors has affirmatively determined that Mr. Tomlinson is the Company’s audit committee financial expert within the meaning of Item 402(h)(2) of Regulation S-K promulgated under the Securities Act of 1933.  Mr. Tomlinson is an independent director within the meaning of the federal securities laws and the rules and regulations of the Nasdaq Stock Market.

Code of Ethics

The Company has adopted a Code of Ethics that qualifies as a code of ethics within the meaning of Item 406(b) of Regulation S-K promulgated under the Securities Act of 1933.  The Code of Ethics has been posted on the Company’s web site at www.coherent.com.

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

Summary Compensation Table

Name	Year	Salary ($)		Bonus ($)	Awards Options (#)	All Other Compensation ($)
Bernard J. Couillaud, PhD (1) Retired President and Chief Executive Officer	2003	$520,000		$72,302	0	$162,308	(2)
	2002	520,000		197,949	50,000	36,720
	2001	495,078		658,432	200,000	31,738

John R. Ambroseo, PhD President and Chief Executive Officer	2003	$431,853		$229,429	150,000	$24,429	(3)
	2002	380,016		117,781	257,500	22,191
	2001	335,400		390,682	150,000	16,683

Helene Simonet (4) Executive Vice President and Chief Financial Officer	2003	$274,237		$95,014	75,000	$18,015	(5)
	2002	215,103		47,985	100,000	15,344
	2001	—		—	—	—

Vittorio Fossati-Bellani, PhD Executive Vice President and Chief Marketing Officer	2003	$280,010		$46,429	40,000	$20,114	(6)
	2002	280,010		60,479	50,000	19,481
	2001	266,547		228,835	75,000	15,004

Kevin McCarthy (7) Former Executive Vice President Chief Information Officer	2003	$221,062	(8)	$32,434	25,000	$14.235	(9)
	2002	223,864		45,342	25,000	10,319
	2001	235,690		161,089	15,000	2,238

(1)               Dr. Couillaud retired from the Company in  October 2003.

(2)               Includes $32,200 contributed by the Company under defined contribution plans, $5,108 in life insurance benefits and $125,000 buyout of accrued vacation.

(3)               Includes $23,453 contributed by the Company under defined contribution plans and $976 in life insurance benefits.

(4)               Ms. Simonet became an executive officer in April 2002.

(5)               Includes $16,643 contributed by the Company under defined contribution plans and $1,372 in life insurance benefits.

(6)               Includes $17,477 contributed by the Company under defined contribution plans and $2,637 in life insurance benefits.

(7)               Mr. McCarthy resigned from the Company in January 2004.

(8)               Includes $1,607 in relocation expenses paid by the Company

(9)               Includes $13,492 contributed by the Company under defined contribution plans and $743 in life insurance benefits.

Stock Option Grants and Exercises

The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options granted during the fiscal year ended September 27, 2003.

Option Grants in Last Fiscal Year

	Individual Grants
		% of Total			Potential Realizable Value
	Number of	Options			at Assumed Annual
	Securities	Granted to			Rates of Stock Price
	Underlying	Employees			Appreciation for
	Options	In Fiscal	Exercise	Expiration	Option Term (3)
Name	Granted (#) (1)	Year (2)	Price ($/sh)	Date	5% ($)	10% ($)

Bernard J. Couillaud, PhD(4)	0	—	—	—	—	—

John R. Ambroseo, PhD	150,000	14.44	$19.77	4/4/09	$1,008,554	$2,288,064

Helene Simonet	75,000	7.22	$19.77	4/4/09	$504,277	$1,144,032

Vittorio Fossati-Bellani, PhD	40,000	3.85	$19.77	4/4/09	$268,948	$610,150

Kevin McCarthy	25,000	2.41	$19.77	4/4/09	$168,092	$381,344

(1)               The Company’s 1987 Stock Option Plan, 1995 Stock Plan and 2001 Stock Plan (collectively the “Option Plans”) provide for the grant of options and stock purchase rights to officers, employees and consultants of the Company.  Options granted under the Option Plans may be either “nonstatutory options” or “incentive stock options.” The exercise price is determined by the Board of Directors or its Compensation Committee and, in the case of incentive stock options, may not be less than 100% of the fair market value of the Common Stock on the date of grant (110% in the case of grants to 10% shareholders).  The options expire not more than six years from the date of grant and may be exercised only while the optionee is employed by the Company or within such period of time after termination of employment as is determined by the Board or its Committee at the time of grant.  The Board of Directors may determine when options granted may be exercisable.

(2)               The Company granted options to purchase an aggregate of 703,450 shares to all employees other than executive officers and granted options to purchase an aggregate of 335,000 shares to all executive officers as a group (6 persons), during fiscal 2003.

(3)               This column sets forth hypothetical gains or “option spreads” for the options at the end of their respective ten-year terms, as calculated in accordance with the rules of the SEC.  Each gain is based on an arbitrarily assumed annualized rate of compound appreciation of the market price at the date of grant of 5% and 10% from the date the option was granted to the end of the option term.  The 5% and 10% rates of appreciation are specified by the rules of the SEC and do not represent the Company’s estimate or projection of future Common Stock prices.  The Company does not necessarily agree that this method properly values an option.  Actual gains, if any, on option exercises are dependent on the future performance of the Company’s Common Stock and overall market conditions.

(4)               Dr. Couillaud was granted a stock option for 30,000 shares under the 1998 Directors’ Plan following his retirement from the Company on October 1, 2003.  Refer to “Directors Option Grants.”

The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options exercised during the fiscal year ended September 27, 2003 and the value of unexercised options at such date.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

	Shares Acquired on	Value Realized	Number of Securities Underlying Unexercised Options/SARs at September 27, 2003 (#)(2)		Value of Unexercised In-the-Money Options at September 27, 2003 ($)(3)
Name	Exercise (#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Bernard J. Couillaud, PhD	222,000	$2,359,506	310,000	50,000	$0	$0

John R. Ambroseo, PhD	0	—	137,000	500,500	$186,230	$685,500

Helene Simonet	0	—	50,000	160,000	$0	$342,750

Vittorio Fossati-Bellani, PhD	15,000	$123,499	29,000	180,000	$25,395	$182,800

Kevin McCarthy	0	—	35,000	70,000	$0	$114,250

(1)               The value realized is calculated based on the sale price of the Company’s Common Stock as reported by the Nasdaq National Market on the date of exercise minus the exercise price of the option, and does not necessarily indicate that the optionee sold such stock.

(2)               The Company has not granted any stock appreciation rights and its stock plans do not currently provide for the granting of such rights.

(3)               The market value of underlying securities is based on the difference between the closing price of the Company’s Common Stock on September 27, 2003 of $24.34 (as reported by Nasdaq National Market) and the exercise price per share.

Director Compensation

In fiscal year 2003, members of the Board of Directors who were not employees of the Company received $16,000 plus $1,500 per meeting attended plus $750 per committee meeting attended and the Chairman of the Audit Committee received $3,000 per Audit Committee meeting attended.  Effective June 1, 2003 members of the Board of Directors who were not employees of the Company received $20,000 plus $2,000 per meeting attended plus $1,000 per committee meeting attended. All members of the Board of directors who were not employees of the Company were reimbursed for their expenses incurred in attending such meetings.

The Company’s 1990 Directors’ Stock Option Plan (the “Directors’ Option Plan”) was adopted by the Board of Directors on December 8, 1989 and was approved by the stockholders on March 29, 1990.  The Board of Directors amended the Directors’ Option Plan on January 25, 1996, and the stockholders approved the amendment on March 20, 1996. The Directors’ Option Plan terminated on December 8, 1999 and no further options will be granted under this plan.  The Directors’ Option Plan provided for the automatic and non-discretionary grant of non-statutory stock options to purchase 20,000 shares of the Company’s Common Stock to each non-employee director on the later of the effective date of the Directors’ Option Plan or the date on which such person became a director.  Thereafter, during the term of the Directors’ Option Plan, each non-employee director was automatically granted a non-statutory stock option to purchase 5,000 shares of Common Stock on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director was reelected to serve on the Board of Directors, if, on such date, he or she had served on the Board for at least three months.  Such plan provided that the exercise price shall be equal to the fair market value of the Common Stock on the date of grant of the options.

Two non-employee directors each have been granted options to purchase 65,000 shares of the Company’s Common Stock under the Directors’ Option Plan at a weighted average exercise price of $11.62 per share.  One non-employee director has been granted options to purchase 45,000 shares of the Company’s Common Stock under such plan at a weighted average exercise price of $13.73 per share.  One non-employee director has been granted options to purchase 30,000 shares of the Company’s Common Stock under such plan at a weighted average exercise price of $21.33 per share. As of the fiscal year ended September 27, 2003, options have been granted to purchase 295,000 shares under the Directors’ Option Plan.

The Company’s 1998 Directors’ Stock Option Plan (the “1998 Directors’ Plan”) was adopted by the Board of Directors on November 24, 1998 and was approved by the stockholders on March 17, 1999.   The 1998 Directors’ Plan was amended by the stockholders on March 23, 2003.  As of January 16, 2004, 150,000 shares were reserved for issuance thereunder.  Under the terms of the 1998 Directors’ Plan, the number of shares reserved for issuance thereunder is increased each year by the number of shares necessary to restore the total number of shares reserved to 150,000 shares.  The 1998 Director’s Plan replaced the Directors’ Option Plan which expired on December 8, 1999.  The 1998 Directors’ Plan provides for the automatic and non-discretionary grant of a non-statutory stock options to purchase 30,000 shares of the Company’s Common Stock to each non-employee director on the date on which such person becomes a director.  Thereafter, each non-employee director will be automatically granted a non-statutory stock option to purchase 12,000 shares of Common Stock on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director is reelected to serve on the Board of Directors, if, on such date, he or she has served on the Board for at least three months.  Such plan provides that the exercise price shall be equal to the fair market value of the Common Stock on the date of grant of the options.

Four non-employee directors have each been granted options to purchase 36,000 shares of the Company’s Common Stock under such plan at a weighted average exercise price of $31.63 per share.  One non-employee director has been granted options to purchase 51,000 shares of the Company’s Common Stock under such plan at a weighted average exercise price of $44.60 per share. One non-employee director has been granted options to purchase 30,000 shares of the Company’s Common Stock under such plan at a weighted average exercise price of $22.98 per share. One non-employee director has been granted options to purchase 30,000 shares of the Company’s Common Stock under such plan at a weighted average exercise price of $24.13 per share. As of the fiscal year ended September 27, 2003, options have been granted to purchase an aggregate of 260,000 shares under the 1998 Directors’ Plan.

The following table shows options granted to each director of the Company during the last fiscal year.  All options were granted under the 1998 Directors’ Plan.

Option Grants to Directors During Last Fiscal Year

Name	Number of Options

Bernard J. Couillaud, PhD (1)	—
Henry E. Gauthier	21,000
Charles W. Cantoni	21,000
Frank P. Carrubba, PhD	21,000
John H. Hart	21,000
Robert J. Quillinan	30,000
Jerry E. Robertson, PhD	21,000
Lawrence Tomlinson	30,000

(1)          Dr. Couillaud received an option grant of 30,000 shares from the 1998 Directors’ Plan on his retirement from the Company on October 1, 2003.

As of January 16, 2003, 210,000 shares had been issued on exercise of such options by non-employee directors.  All shares issued on exercise were under the 1990 Directors’ Plan.

The following table shows, as to each non-employee director, information concerning options exercised under the Directors’ Option Plan during the last fiscal year:

Option Exercises in Last Fiscal Year by Directors

Name	Shares Acquired On Exercise	Value Realized (1)

Bernard J. Couillaud, PhD	0	—
Henry E. Gauthier	20,000	$35,400
Charles W. Cantoni	0	—
Frank P. Carrubba, PhD	0	—
John H. Hart	0	—
Robert J. Quillinan (2)	0	—
Jerry E. Robertson, PhD	0	—
Lawrence Tomlinson	0	—

(1)               The value realized is calculated based on closing price of the Company’s Common stock as reported by the Nasdaq National Market on the date of exercise minus the exercise price and does not necessarily indicate that the optionee sold such stock.

(2)               Does not include options exercised for 70,000 shares of Common Stock exercised under the Company’s stock option plan for employees at an average exercise price of $14.64 per share.

Other Employee Benefit Plans

Employee Retirement and Investment Plan and Supplemental Retirement Plan

Effective January 1, 1979, the Company adopted the Coherent Employee Retirement and Investment Plan.  Coherent employees that work more than twenty hours per week become eligible for participation on their first day of employment. The Company will match employee contributions to the Plan, up to a maximum of 6% of the employee’s individual earnings, after completing one year of service.  Effective as of 1985, the plan was amended and restated to conform the plan to new regulations and to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended to permit employees to make contributions to the plan from their pre-tax earnings.

Effective January 1, 1990, the Company adopted the Supplementary Retirement Plan for senior management personnel which permits the participants to contribute up to 24% of their before tax earnings to a trust.   The Company will match such contributions up to 6% of the participants’ earnings less any amounts contributed by the Company to the participant under the Coherent Employee Retirement and Investment Plan.

Variable Compensation Plan

The Company’s Variable Compensation Plan was designed to promote the growth and profitability of the Company by providing incentive compensation in keeping with targeted marketplace incentive rates to key employees who are critical to the attainment of the Company’s business objectives.  The Plan provides for the payment of quarterly cash bonuses to participants based upon performance against pre-established goals for pre-tax profits, revenue and the management of the Company’s assets.  Minimal performance thresholds are established at the beginning of each fiscal year for the Company in general and for each business unit.

Productivity Incentive Plan

Under the Company’s Productivity Incentive Plan (the “Incentive Plan”), 450,000 shares of Common Stock were initially reserved, and as of the fiscal year ended September 27, 2003, 76,829 shares of Common Stock were available for issuance to employees of the Company and its designated subsidiaries who are customarily employed for at least twenty hours per week.  The purpose of the Incentive Plan is to enhance an employee’s proprietary interest in the Company and to create an incentive for the Company’s success.

The Productivity Incentive Plan (Plan) provides for the quarterly distributions of  Common Stock and cash, at the election of each participant, to each eligible employee.  The amounts of the distribution are based on consolidated sales, pre-tax profit,  market price of our common stock, and the employee’s salary.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors and approved by the stockholders in 1980.  A total of 4,575,000 shares of Common Stock have been reserved under the Purchase Plan, and as of the end of fiscal year 2003, 914,556 shares of Common Stock remained available for issuance thereunder.  Eligible employees may authorize payroll deductions up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of January 16, 2004 certain information with respect to the beneficial ownership of the Company’s Common Stock by (i) any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act known by the Company to be the beneficial owner of more than 5% of the Company’s voting securities, (ii) each director and each nominee for director of the Company, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all executive officers and directors of the Company as a group.  The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.  Unless otherwise indicated, the address of each stockholder in the table below is c/o Coherent, Inc., 5100 Patrick Henry Drive, Santa Clara, California 95054.

Name and Address	Number of Shares (1)	Percent of Total

Franklin Resources, Inc. (2) 777 Mariners Blvd. San Mateo, CA 94404	3,280,774	10.9%
PRIMECAP Management Company (3) 225 S. Lake Ave, #400 Pasadena, CA 91101	2,424,150	8.1%

Bernard, J. Couillaud, PhD (4)	337,255	1.1%
John Ambroseo, PhD (5)	199,571	*
Helene Simonet (6)	58,226	*
Vittorio Fossati-Bellani, PhD (7)	50,185	*
Robert J. Quillinan (8)	152,616	*
Charles W. Cantoni (9)	15,000	*
Frank Carrubba, PhD (10)	30,000	*
Henry E. Gauthier (11)	68,330	*
John H. Hart (12)	15,000	*
Jerry Robertson, PhD (13)	41,500	*
Kevin McCarthy (14)	36,805	*
Lawrence Tomlinson	0	*
All directors and executive officers as a group (13 persons) (15)	1,099,325	3.6%

*                      Represents less than 1%.

(1)               Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and generally includes voting or investment power with respect to the securities.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, each share of Coherent Common Stock subject to options held by that person that are currently exercisable or will be exercisable on or before March 16, 2004, are deemed outstanding.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)               Based on information available to Company as of January 16, 2004.

(3)               Based on a Schedule 13G/A as filed with the SEC by PRIMECAP Management Company on October 9, 2003.

(4)               Includes 310,000 shares issuable upon exercise of options held by Dr. Couillaud which are currently exercisable or will become exercisable within 60 days of January 16, 2004.

(5)               Includes 159,000 shares issuable upon exercise of options held by Dr. Ambroseo which are currently exercisable or will become exercisable within 60 days of January 16, 2004.

(6)               Includes 55,000 shares issuable upon exercise of options held by Ms. Simonet which are currently exercisable or will become exercisable within 60 days of January 16, 2004.

(7)               Includes 44,000 shares issuable upon exercise of options held by Dr. Vittorio Fossati-Bellani which are currently exercisable or will become exercisable within 60 days of January 16, 2004.

(8)               Includes 106,000 shares issuable upon exercise of options held by Mr. Quillinan which are currently exercisable or will become exercisable within 60 days of January 16, 2004.

(9)               Includes 10,000 shares issuable upon exercise of options held by Mr. Cantoni which are currently exercisable or will become exercisable within 60 days of January 16, 2004.

(10)         Includes 10,000 shares issuable upon exercise of options held by Dr. Carrubba which are currently exercisable or will become exercisable within 60 days of January 16, 2004.

(11)         Includes 10,000 shares issuable upon exercise of options held by Mr. Gauthier which are currently exercisable or will become exercisable within 60 days of January 16, 2004.

(12)         Includes 15,000 shares issuable upon exercise of options held by Mr. Hart which are currently exercisable or will become exercisable within 60 days of January 16, 2004.

(13)         Includes 10,000 shares issuable upon exercise of options held by Dr. Robertson which are currently exercisable or will become exercisable within 60 days of January 16, 2004.

(14)         Includes 35,000 shares issuable upon exercise of options held by Mr. McCarthy which are currently exercisable or will become exercisable within 60 days of January 16, 2004.

(15)         Includes an aggregate of 814,000 options which are currently exercisable or will become exercisable within 60 days of January 16, 2004.

Equity Compensation Plan Information

The following table provides information as of September 27, 2003 about the Company’s equity compensation plans under which shares of our common stock may be issued to employees, consultants or members of our Board of Directors:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (C)
Equity compensation plans approved by security holders	5,167,317	$30.75	2,569,181
Equity compensation plans not approved by security holders	0	0	0
Total	5,167,317	$30.75	2,569,181

Item 13.                            Certain Relationships and Related Transactions

The following table sets forth information with respect to all executive officers and directors of the Company who had indebtedness outstanding during the past fiscal year.  This indebtedness arose as a result of the delivery of promissory notes in connection with the exercise of stock options.

Name	New Loans During 2003	Interest Rates	Maturity Date(s)	Largest Amount Outstanding During 2003 (1)		Balance at September 27, 2003
John Ambroseo, PhD	0	4.75%	1/25/07	$541,017		$496,330
	0	8.00%	2/15/08	$60,000	(2)	$50,000
Bernard Couillaud, PhD	0	4.75-8.50%	3/1/04-4/26/07	$1,118,755		$0
Vittorio Fossati-Bellani, PhD	0	6.50%	8/31/06	$77,649		$0
Scott Miller	0	4.83-6.71%	3/1/04-5/24/05	$608,609		$608,609
Robert Quillinan	0	4.75%	2/27/07	$162,506		$0

(1)          These loans were entered into prior to the effective date of Section 402 of the Sarbanes-Oxley Act of 2002.

(2)          This loan was granted to Dr. Ambroseo on February 15, 1998.  Ten percent of the original principal balance of this loan is forgiven each year, so long as Mr. Ambroseo is employed with the Company.

All promissory notes are full recourse and, except for the $50,000 loan to Mr. Ambroseo, are secured by the shares of Common Stock of the Company issued upon exercise of the options.  Interest is paid annually.

Item 14.                            Principal Accountant Fees and Services

The Audit Committee of the Board of Directors has selected Deloitte & Touche LLP, independent public accountants, to audit the financial statements of the Company for the fiscal year ending October 2, 2004, and recommends that stockholders vote for ratification of such appointment.   Deloitte & Touche LLP has audited the Company’s financial statements since the fiscal year ended September 25, 1976.  Representatives of Deloitte & Touche LLP are expected to be present at the meeting and will be afforded the opportunity to make a statement if they desire to do so.  The representatives of Deloitte & Touche LLP are also expected to be available to respond to appropriate questions.

Audit and Non-Audit Fees

The following table sets forth fees for services Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) provided during fiscal years 2003 and 2002:

	2003	2002
Audit fees (1)	$1,012,000	$843,893
Audit-related fees (2)	$152,000	$74,308
Tax fees (3)	$479,000	$247,499
All other fees (4)	$67,000	$92,547
Total	$1,710,000	$1,258,247

(1)

Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.

(2)	Represents fees for assurance services related to the audit of the Company’s financial statements and for services in connection with audits of the Company’s benefit plans.
(3)

Represents fees for services provided in connection with the Company’s expatriate tax program, domestic and international tax planning, tax due diligence associated with the Company’s acquisition activities and international tax compliance.

(4)

Represents fees for services provided to the Company not otherwise included in the categories above, including services provided in connection with the Company’s expatriate relocation programs, and other miscellaneous items.

The Audit Committee has determined that the provision of non-audit services by Deloitte is compatible with maintaining Deloitte’s independence. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by Deloitte. In other cases, the Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve certain additional services, and such pre-approvals are communicated to the full Committee at its next meeting. During fiscal year 2003, 100% of the services were pre-approved by the Audit Committee in accordance with this policy.

Stockholder ratification of the selection of Deloitte as the Company’s independent public accountants is not required by the Company’s Bylaws or other applicable legal requirement.  However, the Audit Committee is submitting the selection of Deloitte to the stockholders for ratification as a matter of good corporate practice.  If the stockholders fail to ratify the selection, the Audit Committee will reconsider whether or not to retain that firm.  Even if the selection is ratified, the Audit Committee at its discretion may direct the appointment of a different independent accounting firm at any time during the year if it determines that such a change would be in the best interests of the Company and its stockholders.

PART IV

Item 15.                            Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Index to Consolidated Financial Statements

The following Consolidated Financial Statements of Coherent, Inc. and its subsidiaries were filed as part of the report on Form 10-K:

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

Schedule II-Valuation and Qualifying Accounts

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

10.10*‡	1990 Directors’ Stock Option Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on May 1, 1996)

10.11*	Master Lease and Security Agreement between SMBC Leasing and Finance, Inc. and Coherent, Inc. (Previously filed as Exhibit 10.12 to Form 10-Q for the quarter ended June 29, 2002)

10.12*‡	Coherent, Inc. Management Transition Agreement by and between Coherent, Inc. and Bernard J. Couillaud. (Previously filed as Exhibit 10.13 to Form 10-K for the year ended September 28, 2002)

10.13*‡	Coherent, Inc. Management Transition Agreement by and between Coherent, Inc. and Robert J. Quillinan. (Previously filed as Exhibit 10.14 to Form 10-K for the year ended September 28, 2002)

10.14‡	2001 Stock Plan.

21.1**	Subsidiaries

23.1**	Consent of Deloitte & Touche LLP

23.2**	Consent of Ernst & Young AG Wirtschaftsprüfungsgesellschaft

24.1**	Power of Attorney (see signature page).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

** Previously filed with the annual report on the Form 10-K for the year ended September 27, 2003.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of January 2004.

COHERENT, INC.

By:	/s/ HELENE SIMONET
Helene Simonet
Executive Vice President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K on Form 10-K/A has been signed below by the following persons on January 26, 2004 on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

*
John Ambroseo, PhD

/S/ HELENE SIMONET		January 26, 2004
Helene Simonet

*
Bernard J. Couillaud, PhD

*
Henry E. Gauthier

*
Charles W. Cantoni

*
Frank P. Carrubba, PhD

*
John H. Hart

*
Robert J. Quillinan

*
Jerry E. Robertson, PhD

*
Lawrence Tomlinson

/S/ HELENE SIMONET		January 26, 2004
Helene Simonet

INDEX TO EXHIBITS

Sequentially Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits required to be filed as part of this report have been incorporated by reference.  See Item 15 for a complete index of such exhibits.