Form 10-Q
period 2003-12-27
COHERENT INC
filed 2004-02-10
CIK 21510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 27, 2003

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, at January 28, 2004 was 30,074,962 shares.

COHERENT, INC.

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	December 27, 2003	December 28, 2002

Net sales	$107,951	$102,030
Cost of sales	66,517	61,587
Gross profit	41,434	40,443
Operating expenses:
Research and development	14,921	11,672
Selling, general and administrative	25,958	23,664
Restructuring, impairment and other charges	237	20,059
Intangibles amortization	1,929	835
Total operating expenses	43,045	56,230
Loss from operations	(1,611)	(15,787)
Other income (expense):
Interest and dividend income	720	1,897
Interest expense	(848)	(1,084)
Foreign exchange gain (loss)	397	(311)
Write-down of Lumenis investment	—	(10,212)
Other-net	149	(59)
Total other income (expense), net	418	(9,769)
Loss before income taxes and minority interest	(1,193)	(25,556)
Benefit for income taxes	(554)	(5,350)
Loss before minority interest	(639)	(20,206)
Minority interest in subsidiaries’ (earnings) losses	333	(277)
Net loss	$(306)	$(20,483)

Net loss per basic and diluted share	$(0.01)	$(0.70)

Shares used in computation	30,001	29,134

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	December 27, 2003	September 27, 2003

ASSETS
Current assets:
Cash and cash equivalents	$88,043	$76,541
Restricted cash, cash equivalents and short-term investments	15,224	15,284
Short-term investments	48,116	58,407
Accounts receivable-net of allowances of $4,588 and $4,151, respectively	74,229	73,118
Inventories	103,582	100,147
Prepaid expenses and other assets	26,052	45,693
Deferred tax assets	29,465	29,792
Total current assets	384,711	398,982
Property and equipment, net	171,110	146,399
Restricted cash, cash equivalents and short-term investments	38,710	38,660
Goodwill	52,376	50,952
Intangible assets, net	40,343	40,327
Other assets	32,127	34,045
	$719,377	$709,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$14,162	$14,140
Accounts payable	16,778	17,632
Income taxes payable	1,270	1,361
Other current liabilities	60,129	67,980
Total current liabilities	92,339	101,113
Long-term obligations	27,667	27,911
Other long-term liabilities	32,088	29,008
Minority interest in subsidiaries	6,043	7,475
Stockholder’s equity:
Common stock, par value $.01:
Authorized—500,000 shares Outstanding—30,059 shares and 29,939 shares, respectively	301	298
Additional paid-in capital	301,771	299,378
Notes receivable from stock sales	(793)	(793)
Accumulated other comprehensive income	33,701	18,409
Retained earnings	226,260	226,566
Total stockholders’ equity	561,240	543,858
	$719,377	$709,365

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	December 27, 2003	December 28, 2002
Cash flows from operating activities:
Net loss	$(306)	$(20,483)
Adjustments to reconcile net loss to net cash provided by operating activities:
Purchases of short-term trading investments	—	(89,369)
Proceeds from sales and maturities of short-term trading investments	—	84,243
Write-down of Lumenis investment	—	10,212
Non-cash restructuring, impairment and other charges	—	20,161
Gain on sale of Lumenis common stock	(94)	—
Depreciation and amortization	6,859	6,937
Intangible assets amortization	1,929	835
Deferred income taxes	2,012	(11,255)
Other	170	523
Changes in operating assets and liabilities	14,788	(1,601)
Net cash provided by operating activities	25,358	203

Cash flows from investing activities:
Decrease in restricted cash, cash equivalents and short-term investments	624	—
Purchases of property and equipment	(27,630)	(5,848)
Proceeds from dispositions of property and equipment and assets held for sale	534	826
Acquisition of businesses and minority interests, net of cash acquired	(1,503)	(11,364)
Purchases of available-for-sale securities	(84,940)	—
Proceeds from sales and maturities of available-for-sale securities	95,440	—
Other – net	(185)	978
Net cash used in investing activities	(17,660)	(15,408)

Cash flows from financing activities:
Long-term debt borrowings	—	288
Long-term debt payments	(493)	(8,583)
Short-term borrowings	—	676
Short-term repayments	—	(2,364)
Cash overdrafts increase (decrease)	(303)	786
Sales of shares under employee stock plans	2,317	2,921
Collection of notes receivable from stock sales	—	186
Net cash provided by (used in) financing activities	1,521	(6,090)

Effect of exchange rate changes on cash and cash equivalents	2,283	2,279
Net increase (decrease) in cash and cash equivalents	11,502	(19,016)
Cash and cash equivalents, beginning of period	76,541	131,018
Cash and cash equivalents, end of period	$88,043	$112,002

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$1,494	$2,022
Income taxes	$3,184	$7,840

Cash received during the quarter for:
Income taxes	$25,312	$1,223

Noncash investing and financing activities:
Tax benefit from stock option exercises	$78	$200

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  These interim condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2003, as amended.  All adjustments necessary for a fair presentation have been made and include all normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

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

For purposes of estimating the effect of SFAS 123 on our net income (loss), the fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Three Months Ended		Three Months Ended
	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002
Expected life in years	4.4	4.3	0.5	0.5
Expected volatility	73.8%	78.1%	44.5%-45.9%	45.8%-55.2%
Risk-free interest rate	3.1%	3.0%	1.3%	1.1%-2.2%
Expected dividends	none	none	none	none

Our calculations for options under the Lambda Physik plan were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	December 27, 2003	December 28, 2002
Expected life in years	2.4	3.4
Expected volatility	84.3%	84.3%
Risk-free interest rate	4.6%	4.6%
Expected dividends	none	none

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

The following table illustrates the effect on our net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	December 27, 2003	December 28, 2002
Net loss, as reported	$(306)	$(20,483)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(1,862)	3,286
Pro forma net income (loss)	$1,556	$(23,769)

Basic and diluted net loss per share, as reported	$(0.01)	$(0.70)
Pro forma basic and diluted net income (loss) per share	$0.05	$(0.82)

2.     ACQUISITIONS

On June 3, 2003, we initiated a tender offer to purchase the 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary owned by other shareholders (the minority interest) for approximately $10.50 per share.  The offer period was originally set to expire on July 15, 2003, however, as a result of our decision to waive our requirement of owning a minimum of 95% of the total shares of Lambda Physik subsequent to the tender offer, the offer period was extended to July 30, 2003.  As of September 27, 2003, we purchased a total of 4,489,823 outstanding shares of Lambda Physik for approximately $47.7 million, resulting in a total ownership percentage of 94.26% (inclusive of shares previously owned).  We purchased an additional 72,188 of outstanding shares of Lambda Physik for approximately $0.9 million during the first quarter of fiscal 2004 resulting in a total ownership percentage of 94.81% (inclusive of shares previously owned).  We have accounted for this transaction as a step acquisition using the purchase method.

The difference between the purchase price of the minority interest of $0.9 million and the carrying value of the minority interest of $0.8 million was recorded as an adjustment of the carrying value of the assets of Lambda Physik (the step acquisition adjustment).  The step acquisition adjustment was recorded based on the proportion of the minority interest acquired and was accounted for as follows (in thousands):

Reduction in carrying value of minority interest acquired	$776
Tangible assets	33
Adjustment to existing goodwill of Lambda Physik	(59)
Intangible assets:
Existing technology	90
Trade name	43
Backlog	10
Customer base	4
Patents	1
Total	$898

At December 27, 2003, we had $8.4 million held in an escrow account that is restricted for the sole purpose of acquiring the remaining outstanding shares of Lambda Physik and are included in non-current restricted cash, cash equivalents and short-term investments on our condensed consolidated balance sheet.

3.   RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

During the first quarter of fiscal 2004 and fiscal 2003, we recorded restructuring, impairment and other charges as follows (in thousands).

	Three Months Ended
	December 27, 2003	December 28, 2002
Termination of activities of the Coherent Telecom-Actives Group	$—	$13,378
Impairment of long-lived assets	—	3,060
Impairment of Picometrix note (Note 9)	—	3,723
Other	237	(102)
Total	$237	$20,059

Coherent Telecom-Actives Group

Based on market information and insights and the status of our development projects of our Coherent Telecom-Actives Group (CTAG) obtained in the first quarter of fiscal 2003, we determined that our return on investment for at least the next several years would have been unsatisfactory and, therefore, additional investments were no longer justified.  As a result, we decided to terminate the activities of CTAG, an operating segment that had been aggregated with our Photonics Group in our Electro-Optics reportable segment.  The charge related to the termination of these activities included a $6.5 million write-down of equipment and leasehold improvements to net realizable value; a $4.8 million accrual for the estimated contractual obligation for lease and other facility costs of the building, net of estimated sublease income, in San Jose, California, formerly occupied by CTAG; the $1.4 million write-off of our option to purchase Picometrix, Inc. (Picometrix); and $0.7 million of other restructuring costs.

Impairment of Long Lived Assets

In the fourth quarter of fiscal 2002, management decided that given our exit from the passive telecom market and the outsourcing of the production of printed circuit boards, our manufacturing facility located in Lincoln, California was not needed to support our operations.  Accordingly, we committed to sell certain land, buildings and improvements and equipment with a total carrying value of $12.4 million.  During the first quarter of fiscal 2003, the proposed sale of the facility met the necessary criteria to be classified as assets held for sale under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and the carrying values of the land, buildings and improvements and equipment were adjusted to their respective fair values less costs to sell of $9.1 million and $0.2 million, respectively.  As a result, we recorded an impairment charge of $3.1 million during the first quarter of fiscal 2003.  The determinations of fair values were based on quoted market prices and comparable sales of similar assets.  In July 2003, we completed the sale of the land, buildings and improvements and equipment and received net proceeds of $9.2 million.

Accrued Restructuring Charges

At December 27, 2003, we had $5.2 million accrued as a current liability on our condensed consolidated balance sheet for facilities related charges.  The following table sets forth an analysis of additional provisions and payments made during the first quarter of fiscal 2004 (in thousands):

Balance, September 27, 2003	$5,528
Provisions	237
Deductions	(533)
Balance, December 27, 2003	$5,232

The facilities related charges include an estimated $7.1 million of contractual obligations (net of estimated sublease income) for the lease and other facility related costs of our San Jose, California building, offset by $1.9 million of payments made through December 27, 2003.  The remaining restructuring accrual balance at December 27, 2003 is expected to result in cash expenditures through fiscal 2007.

4.   RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (FIN 46R) in December 2003.  FIN 46 requires certain variable interest entities (VIEs) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.  Since January 31, 2003, we have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary.  For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46R in the second quarter of fiscal 2004. We are currently evaluating the implication of FIN 46R as it relates to our loan agreement with Picometrix, Inc. (see Note 9) and the impact, if any, on our consolidated results of operations or financial condition.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), which codifies, revises and rescinds certain sections of SAB 101, “Revenue Recognition in Financial Statements” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.

The changes noted in SAB 104 did not have a material effect on our consolidated results of operations, financial position or cash flows.

5.   REVENUE RECOGNITION

We recognize revenue in accordance with SAB 101 and SAB 104.  Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is probable.  Delivery is generally considered to have occurred upon shipment.  Our products typically include a one-year warranty and the estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

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

Sales to end-users in the scientific market typically require installation and, thus, involve post-delivery obligations, however the majority of our post-delivery installation obligations are not essential to the functionality of our products.  In cases where our post-delivery installation obligations are essential to the functionality of our products, we defer revenue on the entire arrangement until completion of these services.  For a limited number of products or arrangements where management considers installation to be significant in comparison to the value of the product sold, we defer revenue related to installation services until completion of these services.

For most products, training is not provided and thus no post-delivery training obligation exists.  However, when training is provided to our customers, it is typically priced separately and is recognized as revenue as these services have been provided.

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

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents and are classified as available-for-sale securities.  Marketable short-term investments in debt and equity securities are also classified and accounted for as available-for-sale securities and are valued based on quoted market prices.  Investments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of other comprehensive income (loss) (OCI) in stockholders’ equity until realized.  Interest and amortization of premiums and discounts for debt securities are included in interest income.  Gains and losses on securities sold are determined based on the specific identification method and are included in other income (expense).

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 27, 2003
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$123,734	$—	$—	$123,734
Less: restricted cash and cash equivalents				(35,691)
				$88,043
Short-term investments:
Available-for-sale securities:
U.S. government and agency obligations	$37,650	$104	$(6)	$37,748
State and municipal obligations	10,441	65	(2)	10,504
Corporate notes and obligations	18,025	97	(15)	18,107
Total short-term investments	$66,116	$266	$(23)	66,359
Less: restricted short term-investments				(18,243)
				$48,116

	September 27, 2003
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Cash and cash equivalents	$84,943	$—	$—	$84,943
Less: restricted cash and cash equivalents				(8,402)
				$76,541
Short-term investments:
Available-for-sale securities:
Corporate equity securities	$393	$—	$(116)	$277
Commercial paper	549	—	—	549
U.S. government and agency obligations	57,278	171	(29)	57,420
State and municipal obligations	11,677	135	(1)	11,811
Corporate notes and obligations	33,755	213	(76)	33,892
Total short-term investments	$103,652	$519	$(222)	103,949
Less: restricted short term-investments				(45,542)
				$58,407

At December 27, 2003, $8.4 million of cash and cash equivalents were primarily restricted for the purchase of the remaining outstanding shares of Lambda Physik (see Note 2) and for disability insurance and $27.3 million were restricted pursuant to our Star notes agreement (see Note 10).  In addition, $18.2  million of short-term investments were also restricted pursuant to our Star notes agreement.  At September 27, 2003, $8.4 million of cash and cash equivalents were primarily restricted for the purchase of the remaining outstanding shares of Lambda Physik and for disability insurance and $45.6 million of short-term investments were restricted pursuant to our Star notes agreement.

The amortized cost and estimated fair value of available-for-sale investments in debt securities at December 27, 2003 and September 27, 2003, classified as short-term investments (including restricted amounts) on our condensed consolidated balance sheet were as follows (in thousands):

	December 27, 2003		September 27, 2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$42,290	$42,473	$53,633	$53,873
Due in 1 to 5 years	23,526	23,584	47,989	48,149
Due in 5 to 10 years	277	277	1,583	1,594
Due beyond 10 years	23	25	54	56
Total investments in available-for-sale debt securities	$66,116	$66,359	$103,259	$103,672

In the first quarter of fiscal 2004, we received proceeds totaling $30.0 million from the sale of available-for-sale securities and realized gross gains and gross losses of $0.1 million and $0.1 million, respectively.  There were no sales of available-for-sale securities during the first quarter of fiscal 2003.  Realized gains from the sale of trading securities were $28,000 during the first quarter of fiscal 2003.  There were no sales of trading securities during the first quarter of fiscal 2004.

As part of the consideration received for the April 30, 2001 sale of our Medical segment assets, we received 5,432,099 shares of Lumenis, Ltd. common stock.  The estimated fair value of the Lumenis common stock was $124.4 million at the time of the sale.  In the third quarter of fiscal 2002, the market value of our investment in Lumenis common stock had declined from our initial valuation of $124.4 million to $20.2 million.  This decline was deemed to be other-than-temporary and an impairment loss of $104.2 million ($79.2 million after income tax benefit of $25.0 million) was recognized in the third quarter of fiscal 2002.  The $25.0 million in tax benefit related to the impairment loss recognized in the third quarter of fiscal 2002 was net of a $16.6 million valuation allowance recorded against this capital loss deferred tax asset.  In the first quarter of fiscal 2003, the market value had further declined to $9.9 million.  This decline was also deemed to be other-than-temporary and an additional impairment loss of $10.2 million was recognized.  We recorded no net tax benefit related to the $10.2 million impairment loss as we recorded a $4.1 million valuation allowance against this capital loss deferred tax asset.  In fiscal 2003, we sold 5,217,099 shares of Lumenis common stock for approximately $11.0 million while recognizing a gain of $1.5 million.  During the first quarter of fiscal 2004, we sold our remaining 215,000 shares of Lumenis common stock for approximately $0.5 million while recognizing a gain of $0.1 million.

7.              DERIVATIVES

Effective October 1, 2000, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended.  The statement requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense).

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

8.     GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each reporting segment is as follows (in thousands):

	December 27, 2003	September 27, 2003
Electro-Optics	$35,239	$34,991
Lambda Physik	17,137	15,961
Total	$52,376	$50,952

Components of our amortizable intangible assets are as follows (in thousands):

	December 27, 2003			September 27, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$37,002	$7,206	$29,796	$36,093	$6,083	$30,010
Patents	8,910	3,094	5,816	8,258	2,682	5,576
Licenses	4,261	3,728	533	4,261	3,621	640
Drawings	1,213	647	566	1,122	544	578
Order backlog	1,983	1,771	212	1,803	1,457	346
Customer lists	2,105	749	1,356	2,086	640	1,446
Trade name	1,589	270	1,319	1,360	176	1,184
Non-compete agreement	911	166	745	646	99	547
Total	$57,974	$17,631	$40,343	$55,629	$15,302	$40,327

Amortization expense for intangible assets during the first quarter of fiscal 2004 and fiscal 2003 were $1.9 million and $0.8 million, respectively.  At December 27, 2003, estimated amortization expense for the remainder of fiscal 2004, the next five succeeding fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2004 (remainder)	$4,803
2005	5,736
2006	5,212
2007	4,766
2008	4,602
2009	4,349
Thereafter	10,875
Total	$40,343

9.              BALANCE SHEET DETAILS:

Inventories are as follows (in thousands):

	December 27, 2003	September 27, 2003
Purchased parts and assemblies	$29,002	$27,817
Work-in-process	43,744	44,721
Finished goods	30,836	27,609
Inventories	$103,582	$100,147

Prepaid expenses and other assets consist of the following (in thousands):

	December 27, 2003	September 27, 2003
Prepaid and refundable income taxes	$3,379	$23,101
Prepaid expenses and other	21,906	21,776
Assets held for sale	767	816
Total prepaid expenses and other assets	$26,052	$45,693

In August 2002, we entered into a loan agreement with Picometrix of Ann Arbor, Michigan.  Picometrix develops and manufactures ultra high-speed photoreceivers and instrumentation for the telecommunication, data communication and test and measurement markets, focusing on epitaxial growth, photodetector design and microfabrication, high-speed microwave packaging, hybrid circuit assembly and high-speed testing.  Under the loan agreement, we provided Picometrix with $6.0 million of debt financing in exchange for (1) a nine-month option to purchase 100% of the equity of Picometrix for $6.0 million plus a two-year earn-out of up to $25.0 million and (2) the repayment of the $6.0 million of loan principal at maturity and interest at the greater of prime (4.25% at September 30, 2002) minus 0.5% or 3.0% payable monthly over its term.  We originally recorded the purchase option at its fair value of $1.4 million and the note at its fair value of $4.6 million and were amortizing the discount to interest income over the estimated 18-month term of the note.  The maturity date of the note varied depending on whether we exercised the option to acquire Picometrix.  On November 22, 2002, we terminated our option to purchase Picometrix and recorded a $1.4 million charge to write-off the value assigned to the purchase option.  The termination of our purchase option also resulted in the note becoming due in full on May 26, 2003.  In the first quarter of fiscal 2003, we evaluated the collectibility of our note receivable from Picometrix, including the ability of Picometrix to make the required interest and principal payments.  We determined that the estimated net realizable value of the note at December 28, 2002 was $0.9 million, and accordingly recorded an impairment charge of $3.7 million ($2.3 million after-tax) during the first quarter of fiscal 2003 (see Note 3).  We continue to evaluate the collectibility of the note and concluded that the net realizable value of the note at December 27, 2003 was $0.8 million.  As of December 27, 2003, the note is considered due on demand.

Assets held for sale at December 27, 2003 and September 27, 2003 include $0.8 million of impaired equipment at our Auburn, California and Tampere, Finland facilities, all of which are recorded at net realizable value.

Other assets consist of the following (in thousands):

	December 27, 2003	September 27, 2003
Assets related to deferred compensation arrangements	$18,608	$17,466
Deferred tax assets	8,842	11,433
Other assets	3,729	4,183
Assets held for investment	948	963
Total other assets	$32,127	$34,045

Assets held for investment at December 27, 2003 and September 27, 2003 include our former manufacturing facility in Sturbridge, Massachusetts that we leased to Convergent Prima, Inc. through March 31, 2003.

Other current liabilities consist of the following (in thousands):

	December 27, 2003	September 27, 2003
Accrued payroll and benefits	$21,785	$22,006
Accrued expenses and other	14,959	18,729
Accrued restructuring charges (Note 3)	5,232	5,528
Reserve for warranty	10,591	10,242
Deferred income	4,169	3,756
Lease termination cost	—	1,693
Customer deposits	3,393	6,026
Total other current liabilities	$60,129	$67,980

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

Components of the reserve for warranty costs during the first quarters of fiscal 2004 and 2003 were as follows (in thousands):

	December 27, 2003	December 28, 2002
Beginning balance	$10,242	$8,495
Additions related to current period sales	5,013	3,106
Warranty costs incurred in the current period	(4,476)	(2,194)
Adjustments to accruals related to prior period sales	(188)	(90)
Ending balance	$10,591	$9,317

Other long-term liabilities consist of the following (in thousands):

	December 27, 2003	September 27, 2003
Deferred compensation	$18,608	$17,466
Deferred tax liabilities	8,032	5,968
Deferred income	1,456	1,477
Environmental remediation costs	528	547
Other long-term liabilities	3,464	3,550
Total other long-term liabilities	$32,088	$29,008

10.       CURRENT AND LONG TERM OBLIGATIONS

At December 27, 2003 and September 27, 2003, our current and long-term obligations primarily consisted of our notes payable to finance our acquisition of Star Medical (Star notes).  In September 2002, we amended our Star notes agreement.  The amendment included modifications of certain covenants associated with the notes and allowed a prepayment of a portion of the principal balance.  As a result, in October 2002 we prepaid $7.3 million of the principal balance with no prepayment penalty.  The Star notes originally included financial covenants such as maintaining a minimum tangible net worth, minimum consolidated debt to capitalization ratio, fixed charge coverage ratio, as well as non-financial covenants such as providing quarterly statements to the note holders.  In September 2003, we amended the agreement to relinquish all financial covenant requirements.  In place of the covenants, the amendment requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account.  At December 27, 2003, $15.2 million and $30.3 million of current and non-current restricted cash, cash equivalents and short-term investments were related to the Star notes (see Note 6).

11.       COMMITMENTS AND CONTINGENCIES

During the second quarter of fiscal 2002, we renewed the lease for our Santa Clara, California facility that expires in February 2007.  The facility consists of 216,000 square feet of office, research and development and manufacturing space.  Upon expiration of the lease, we had an option to purchase the facility for $24.6 million, renew the lease for an additional five years or arrange for the sale of the facility to a third party where we would retain an obligation to the owner for the difference between the sale price, if less than $24.6 million, and $21.3 million, subject to certain provisions of the lease.  If we did not purchase the facility or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million.  During the first quarter of fiscal 2004, we completed the purchase of the facility for $24.6 million.

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

Management believes that our probable, nondiscounted net liability at December 27, 2003 for remaining costs associated with the above environmental matters is $0.5 million, which has been previously accrued.  This amount consists of total estimated probable costs of $0.6 million ($0.1 million included in other current liabilities and $0.5 million included in other long-term liabilities) reduced by minimum probable recoveries of $0.1 million included in other assets from other parties named to the order.

12.       COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Three Months Ended
	December 27, 2003	December 28, 2002
Net loss	$(306)	$(20,483)
Translation adjustment	15,270	5,181
Net gain on derivative instruments	2	90
Changes in unrealized loss on available-for-sale securities	20	(630)
Total comprehensive income (loss)	$14,986	$(15,842)

The following summarizes activity in accumulated other comprehensive income (loss) related to derivatives, net of income taxes, held by us (in thousands):

Balance, September 28, 2002	$(238)
Changes in fair value of derivatives	3
Net losses reclassified from OCI	87
Balance, December 28, 2002	$(148)

Balance, September 27, 2003	$(128)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	2
Balance, December 27, 2003	$(126)

Accumulated other comprehensive income (net of tax) at December 27, 2003 is comprised of accumulated translation adjustments of $34.0 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.2 million, respectively.  Accumulated other comprehensive income (net of tax) at September 27, 2003 is comprised of accumulated translation adjustments of $18.7 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.2 million, respectively.

13.       EARNINGS (LOSS) PER SHARE

Basic loss per share is computed based on the weighted average number of shares outstanding during the period.  Diluted loss per share is computed based on the weighted average number of shares outstanding during the period and does not include the effect of stock options and stock purchase contracts, using the treasury stock method, and shares issuable under the Productivity Incentive Plan as these items are antidilutive as a result of our net losses for the periods presented.

The following table presents information necessary to calculate basic and diluted loss per common share (in thousands, except per share data):

	Three Months Ended
	December 27, 2003	December 28, 2002
Weighted average shares outstanding – basic and diluted	30,001	29,134
Net loss	$(306)	$(20,483)
Net loss per basic and diluted share	$(0.01)	$(0.70)

A total of 3,326,877 and 3,829,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the three months ended December 27, 2003 and December 28, 2002, respectively.

14.       SEGMENT INFORMATION

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

Our Chief Executive Officer and Chief Financial Officer have been identified as the chief operating decision makers (CODMs) for SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” purposes as they assess the performance of the business units and decide how to allocate resources to the business units.  Pretax income from continuing operations is the measure of profit and loss that our CODMs use to assess performance and make decisions.  Pretax income from continuing operations represents the sales less the cost of sales and direct operating expenses incurred within the operating segments.  In addition, our corporate expenses, except for depreciation of corporate assets and general legal expenses, are allocated to the operating segments and are included in the results below.  Corporate expenses not allocated to the groups (depreciation of corporate assets and general legal expenses) are included in Corporate and Other in the reconciliation of operating results.  Furthermore, the write-downs of our Lumenis investment, interest expense and interest income are included in Corporate and Other in the reconciliation of operating results.

	Three Months Ended
	December 27, 2003	December 28, 2002
	(In thousands)
Net sales:
Electro-Optics	$90,623	$77,897
Lambda Physik	17,328	24,133
Total net sales	$107,951	$102,030

Intersegment net sales:
Electro-Optics	$5	$7
Lambda Physik	70	220
Total intersegment sales	$75	$227

Income (loss) before income taxes, including tax-effected minority interest:
Electro-Optics	$4,966	$(15,957)
Lambda Physik	(5,683)	123
Corporate and other	(143)	(9,999)
Total loss before income taxes, including tax-affected minority interest	$(860)	$(25,833)

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

COMPANY OVERVIEW

BUSINESS BACKGROUND

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

We have two reportable business segments: Electro-Optics and Lambda Physik, which work with customers to provide cost-effective photonics-based solutions.  Our Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, original equipment manufacturer (OEM) laser components and instrumentation, scientific research and government programs and graphic arts and display.  Lambda Physik AG (Lambda Physik), our 94.8% owned subsidiary with headquarters located in Göttingen, Germany, focuses on markets including lasers for the production of thin film transistors (TFT) used in flat panel displays, microlithography applications in the semiconductor industry, ink jet printers, automotive, environmental research, scientific research, medical OEMs, materials processing and micro-machining applications.

Our products address a broad range of applications.  Both of our reportable business segments are focused on several areas of the photonics market including: microelectronics, graphic arts and display, materials processing, scientific research and government programs and OEM components and instrumentation.

FUTURE TRENDS

Microelectronics

The semiconductor industry appears to be entering the initial phase of a growth cycle, however, the recovery thus far has been cautious at best.  New technologies that were put on hold in the past several years are slowly starting to be deployed and we are just starting to see the benefit of high volume requests for new products.  As these new technologies are increasingly laser based, we believe the new growth cycle in the semiconductor industry bodes well for the expansion of laser markets.

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

Scientific research and government programs

The scientific research market has historically grown at a rate similar to the growth rate experienced in the general U.S. economy and we anticipate this trend to continue into fiscal 2004.  We expect that new applications in ultrashort pulses and in bio-research will be the drivers of anticipated growth within the scientific research market.  Additionally, we anticipate that our acquisition of Positive Light, Inc. (PLI) will enable us to enhance growth in the scientific market through additional product offerings.

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

•                  Optimize our leadership position in existing markets — There are a number of markets where we have historically been at the forefront of technological development and product deployment and from which we have derived a substantial portion of our revenues.  We plan to optimize our financial returns from these markets.

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

•                  Develop and acquire new technologies —  We will continue to enhance our market position through our existing technologies and develop new technologies through our internal research and development efforts as well as through the acquisition of additional complementary technologies, intellectual property, manufacturing processes and product offerings.

•                  Emphasize supply chain management — We will continue to focus on operational efficiency through an emphasis on supply chain management with the explicit intent of improving gross margins and increasing inventory turns.

•                  Focus on long-term improvement of return on invested capital — We will continue to focus on long-term improvement of return on invested capital.

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition (dollars in thousands):

	Three Months Ended
	December 27, 2003	December 28, 2002	Change	% Change
Bookings - Electro-Optics	$106,691	$79,975	$26,716	33.4%
Bookings - Lambda Physik	$20,136	$14,296	$5,840	40.9%
Net Sales - Electro-Optics	$90,623	$77,897	$12,726	16.3%
Net Sales - Lambda Physik	$17,328	$24,133	$(6,805)	(28.2)%
Gross profit as a percentage of net sales - Electro-Optics	42.4%	41.1%	1.3%	3.2%
Gross profit as a percentage of net sales - Lambda Physik	17.4%	35.0%	(17.6)%	(50.3)%
Research and development as a percentage of net sales	13.8%	11.4%	2.4%	20.5%
Loss before income taxes and minority interest	$(1,193)	$(25,556)	$24,363	95.3%
Cash from operating activities	$25,358	$203	$25,155	12,391.6%
Daily sales outstanding in receivables	61.9	71.4	(9.5)	(13.3)%
Daily sales outstanding in inventories	86.4	83.1	3.3	4.0%
Capital spending as a of net sales	25.6%	5.7%	19.9%	346.6%

Definitions and analysis of these performance indicators is as follows:

Bookings

Bookings are our most significant performance indicator as they represent orders expected to be shipped within twelve months.  Bookings are generally cancelable without substantial penalty and, historically, we generally have not experienced a significant rate of cancellation.  Bookings for a period are calculated by adding current period net sales to the increase or decrease in ending backlog during the period.

In our Electro-Optics segment, bookings increased 33.4% from the same quarter one year ago, with increases in the microelectronics, scientific and government programs and materials processing markets and partially offset by decreases in the graphic arts and display and OEM components and instrumentation markets.  Bookings in the microlectronics market increased from the same quarter one year ago, representing the fifth consecutive quarter of increased bookings.  We have booked volume orders for via drilling, wafer inspection and PCB direct write customers as well as a volume order for solid-state ultraviolet lasers for silicon drilling. We expect that the follow-on orders will be at a somewhat lower, but sustainable rate.  Bookings in the scientific and government programs market increased from the same quarter one year ago, with strong orders from newer scientific products.  The most notable recent event in our scientific business was the expiration of the distribution contract for amplifier systems between our PLI subsidiary and another laser company on December 31, 2003.  We now offer the broadest solution set of high performance amplifiers for the research community.  Bookings in the materials processing market increased from the same quarter one year ago due to good growth across most geographic territories in the marking and engraving applications and showed signs of recovery in the paper perforating and converting applications.  Bookings in the graphic arts and display market decreased from the same quarter one year ago, due to: (1) the bulk of orders received in the prior year quarter were annual buys and the first quarter of fiscal 2004 was an off quarter in the buying cycle and (2) the graphic arts industry is preparing for its major tradeshow, which occurs once every four years.  Since many major products are introduced at this trade show, end customers typically wait to place orders until they see what the market has to offer.  We remain optimistic about the longer-term growth rates in this market.  Bookings in the OEM components and instrumentation market decreased from the same quarter one year ago, however, we continue to take market share from our competitors in the bioinstrumentation market due to strong volume orders for our Compass and Sapphire lasers and a resurging demand for optics.  These new orders are consistent with our criteria of providing added value to our customers, leveraging our existing infrastructure and contributing to our gross margins.

In our Lambda Physik segment, bookings increased 40.9%, with increases in the industrial market and decreases in the lithography and scientific and medical markets.  Bookings in the industrial market increased from the same quarter one year ago primarily due to a recovery in the microlectronics market, with improving demand for our TFT annealing products due to growth in flat panel display sales.  Lambda Physik’s newest product for the flat panel market, the Lambda Steel 2000, enables the production of larger flat panel display sizes.  Bookings in the lithography market decreased from the same quarter one year ago primarily due to continued weakness in the lithography market.  Lambda Physik’s program in the high-power 193nm lithography arena remains on track for release in the first fiscal quarter of 2005 and we have several low-power A4003 lasers at customer sites for process development and pilot production.  Bookings in the scientific and medical market decreased from the same quarter one year ago primarily due to weakness in the Asian scientific markets; however, we have seen an increase in medical bookings due to the release of the OptexPro, a new cost-effective platform for vision correction.

Net Sales

Net sales include sales of lasers, laser-based systems, precision optics, related accessories and service contracts.  Net sales increased 16.3% in our Electro-Optics segment and decreased 28.2% in our Lambda Physik segment from the same quarter one year ago.  For a more complete description of the reasons for changes in net sales, we refer you to the “Results of Operations” section of this Form 10-Q.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (gross profit percentage) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage increased from 41.1% to 42.4% in our Electro-Optics segment and decreased from 35.0% to 17.4% in our Lambda Physik segment from the same quarter one year ago.  For a more complete description of the reasons for changes in gross profit percentage, we refer you to the “Results of Operations” section of this Form 10-Q.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (R&D percentage) is calculated as research and development expense for the period divided by net sales for the period.  R&D percentage increased from 11.4% to 13.8% from the same quarter one year ago.  For a more complete description of the reasons for changes in R&D percentage, refer the “Results of Operations” section of this Form 10-Q.

Loss Before Income Taxes and Minority Interest

Our loss before income taxes and minority interest in the first quarter of fiscal 2004 of $1.2 million decreased $24.4 million from the $25.6 million loss in the same quarter one year ago, primarily due to the prior year quarter’s larger restructuring, impairment and other charges.  For a more complete description of the reasons for changes in loss before income taxes and minority interest, we refer you to the “Results of Operations” section of this Form 10-Q.

Cash Flows from Operating Activities

Cash flows from operating activities shown on our Condensed Consolidated Statements of Cash Flows represents the excess of cash collected from billings to our customers over cash paid to our vendors for expenses and inventory purchases to run our business.  This amount represents what is available from current operations to pay for equipment, technology, and other investing activities, to repay debt, fund acquisitions and for other financing purposes.  We believe this is an important performance indicator since cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth.  We believe generating consistent cash from operations is an indication that we are achieving a high level of customer satisfaction with our products and are appropriately monitoring our expenses and inventory levels.  Cash flow from operating activities in the first quarter of fiscal 2004 increased $25.2 million from the same quarter one year ago primarily due to income tax refunds received in the first quarter of fiscal 2004.  For a more complete description of the components of cash flows from operating activities, we refer you to the Condensed Consolidated Statements of Cash Flows in this Form 10-Q and the “Changes in Financial Condition” section of this Form 10-Q.

Daily Sales Outstanding in Receivables

We calculate daily sales outstanding (DSO) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters and 360 days for annual periods.  This indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more working capital available to do other things.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in receivables for the first quarter of fiscal 2004 decreased 9.5 days from the same quarter one year ago.  The improvement in DSO in receivables is primarily due to improved cash collections at Lambda Physik.

Daily Sales Outstanding in Inventories

We calculate DSO in inventories as net inventories at the end of the period divided by net sales of the period and then multiplied by the number of days in the period, using 90 days for quarters and 360 days for annual periods.  This indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more working capital available to do other things.  The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in inventories for the first quarter of fiscal 2004 increased 3.3 days from the same quarter one year ago primarily due to the impact of the weakening of the U.S. dollar against the Euro and Japanese Yen.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (capital spending percentage) is calculated as capital expenditures for the period divided by net sales for the period.  This indicates the extent to which we are expanding or modernizing our operations, including investments in technology.  The capital spending percentage increased from 5.7% to 25.6% compared to the same quarter one year ago primarily due to our purchase of our previously-leased facility in Santa Clara, California in the first quarter of fiscal 2004.    We anticipate that capital spending for the remainder of fiscal 2004 will be approximately 6% to 8% of net sales.

SIGNIFICANT EVENTS

In fiscal 2003, we undertook several initiatives aimed at both changing business strategy and improving operational efficiencies.  Changes in business strategy included the termination of the activities of our Coherent Telecom-Actives Group (CTAG).  In an attempt to improve operational efficiencies, we outsourced the production of printed circuit boards and non-essential optics, reassessed the planned utilization of certain long-lived assets at various operating sites and consolidated the activities of our scientific manufacturing operations in Glasgow, Scotland.  As a direct result of these initiatives, we recognized $31.1 million in restructuring, impairment and other charges in fiscal 2003.  We have begun to recognize the benefits from these restructuring activities.  We have initiated plans to reduce the number of manufacturing sites from thirteen to eight and to reduce our total facilities footprint by approximately 30%.  These changes are expected to improve our gross margins in the remainder of the fiscal year.

On June 3, 2003, we initiated a tender offer to purchase the 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary owned by other shareholders for approximately $10.50 per share.  The offer period was originally set to expire on July 15, 2003, however, as a result of our decision to waive our requirement of owning a minimum of 95% of the total shares of Lambda Physik subsequent to the tender offer, the offer period was extended to July 30, 2003.  As of September 17, 2003, we purchased a total of 4,489,823 outstanding shares of Lambda Physik for approximately $47.7 million, resulting in a total ownership percentage of 94.26% (inclusive of shares previously owned).  We purchased an additional 72,118 of outstanding shares of Lambda Physik for approximately $0.9 million during the first quarter of fiscal 2004 resulting in a total ownership percentage of 94.81% (inclusive of shares previously owned).  At December 27, 2003, we had $8.4 million held in an escrow account that is restricted for the sole purpose of acquiring the remaining outstanding shares of Lambda Physik and are included in non-current restricted cash, cash equivalents and short-term investments on our condensed consolidated balance sheets.  In January 2004, we reached 95% ownership of Lambda Physik.  As a result, a resolution will be added to the agenda for Lambda Physik’s upcoming shareholders meeting, which will occur no later than May 31, 2004, that will permit us to acquire all remaining shares in accordance with the German Stock Corporation Act.  We plan on converting Lambda Physik from a stock corporation to a limited liability company, which will result in the Lambda Physik shares being de-listed from the Frankfurt Stock Exchange.

In January 2004, Lambda Physik announced a restructuring program, in which it plans to merge production sites and reduce headcount.  The projected costs of approximately $1.8 million, at current exchange rates, will be recorded over the remainder of fiscal 2004, which we anticipate will be largely offset by savings achieved.  We estimate the fiscal 2005 savings to be approximately $2.5 million, at current exchange rates.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	December 27, 2003	December 28, 2002

Net sales	100.0%	100.0%
Cost of sales	61.6%	60.4%
Gross profit	38.4%	39.6%
Operating expenses:
Research and development	13.8%	11.4%
Selling, general and administrative	24.1%	23.2%
Restructuring, impairment and other charges	0.2%	19.7%
Intangibles amortization	1.8%	0.8%
Total operating expenses	39.9%	55.1%
Loss from operations	(1.5)%	(15.5)%
Other income (expense):
Interest and dividend income	0.7%	1.9%
Interest expense	(0.8)%	(1.0)%
Foreign exchange gain (loss)	0.4%	(0.3)%
Write-down of Lumenis investment	—	(10.0)%
Other-net	0.1%	(0.1)%
Total other income (expense), net	0.4%	(9.5)%
Loss from operations before income taxes and minority interest	(1.1)%	(25.0)%
Benefit for income taxes	(0.5)%	(5.2)%
Loss from operations before minority interest	(0.6)%	(19.8)%
Minority interest in subsidiaries’ (earnings) losses	0.3%	(0.3)%
Net loss	(0.3)%	(20.1)%

Net loss for the first quarter of fiscal 2004 was $0.3 million ($0.01 per share).  For the same quarter in the prior year, net loss was $20.5 million ($0.70 per share) including restructuring, impairment and other charges of $20.2 million ($13.3 million after-tax) and a $10.2 million impairment charge related to the write-down of our shares of Lumenis, Ltd (Lumenis).  The restructuring, impairment and other charges in the prior year quarter included a $13.4 million ($8.3 million after-tax) charge related to the termination of activities of CTAG, a $3.7 million ($2.3 million after-tax) allowance against our note receivable from Picometrix and a $3.1 million ($2.7 million after-tax) write-down of our Lincoln, California facility to estimated net realizable value at December 28, 2002.

NET SALES:

	Three Months Ended
	December 27, 2003		December 28, 2002
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Consolidated:
Domestic	$44,145	40.9%	$38,173	37.4%
Foreign	63,806	59.1%	63,857	62.6%
Total	$107,951	100.0%	$102,030	100.0%

Electro-Optics:
Domestic	$41,246	38.2%	$33,760	33.1%
Foreign	49,377	45.7%	44,137	43.3%
Total	$90,623	83.9%	$77,897	76.4%

Lambda Physik:
Domestic	$2,899	2.7%	$4,413	4.3%
Foreign	14,429	13.4%	19,720	19.3%
Total	$17,328	16.1%	$24,133	23.6%

Consolidated

Net sales for the first fiscal quarter of 2004 increased $5.9 million, or 6%, to $108.0 million from $102.0 million from the corresponding period one year ago as a result of increased sales volumes in the Electro-Optics segment, partially offset by decreased sales volumes in the Lambda Physik segment.  During the first quarter of fiscal 2004, domestic sales increased $6.0 million, or 16%, while foreign sales decreased $0.1 million.  Foreign sales were 59% of net sales in the first quarter of fiscal 2004 and 63% of net sales one year ago.  We anticipate that consolidated net sales in the second quarter of fiscal 2004 will increase 10% to 12%  from first quarter of fiscal 2004 net sales.

Electro-Optics

Electro-Optics net sales for the first fiscal quarter of 2004 increased $12.7 million, or 16%, to $90.6 million from $77.9 million one year ago.  Domestic sales increased $7.5 million, or 22%, and foreign sales increased $5.2 million, or 12%, during the first quarter of fiscal 2004 compared to the same quarter one year ago.  Net sales increased primarily due to the strengthening of the Euro and Yen against the U.S. dollar ($5.4 million), the acquisition of PLI ($3.8 million) and increases in the markets for scientific research and government programs, microelectronics and graphic arts and display.  Net sales within the scientific and government lines of business improved by $6.6 million, or 29%, compared to the first quarter of fiscal 2003 primarily as a result of the increase in sales from our acquisition of PLI and increased sales from newer scientific products.  The microelectronics market application net sales increased $5.7 million, or 46%, due to improving fundamentals in the semiconductor equipment and consumer electronics markets.  Graphic arts and display benefited from a large backlog due to transition to the more environmentally friendly digital processes in both the computer-to-plate and photo-finishing applications, resulting in a $2.0 million, or 37%, increase in sales from the first quarter of fiscal 2003.  Although we experienced increases in orders received over the past several quarters and we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

Lambda Physik

Lambda Physik net sales for the first fiscal quarter of 2004 decreased $6.8 million, or 28%, to $17.3 million from $24.1 million one year ago.  International sales decreased $5.3 million, or 27%, and domestic sales decreased $1.5 million, or 34%, during the first quarter of fiscal 2004.  Net sales decreased in the first quarter of fiscal 2004 primarily due to lower sales volumes of $4.9 million, or 38%, in the industrial market due to high backlog in the flat panel display business entering the first quarter of fiscal 2003 and lower sales volumes of $2.4 million, or 34%, in the lithography market due to continued softness in the market.  The first quarter of fiscal 2004 decreases include the favorable impact of the strengthening of the Euro against the U.S. dollar ($2.2 million).

GROSS PROFIT

Consolidated

The consolidated gross profit rate decreased by 1.2% to 38.4% in the first quarter of fiscal 2004 compared to 39.6% in the same quarter one year ago.  The decrease in gross profit rate was primarily due to lower shipments of higher margin industrial and lithography systems in the Lambda Physik segment and losses on certain service contracts in the Lambda Physik segment, partially offset by increased shipments of higher margin microelectronics products in the Electro-Optics segment and more effective leveraging of manufacturing overhead due to higher sales volumes in the Electro-Optics segment.

Our consolidated gross profit rates have been and will continue to be affected by a variety of factors including foreign and domestic sales mix, manufacturing efficiencies, excess and obsolete inventory write downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, foreign currency fluctuations and field service margins.  We anticipate that our gross profit rate will increase to 40% to 42% in the second quarter of fiscal 2004.

Electro-Optics

The gross profit rate increased by 1.3% to 42.4% for the first quarter of fiscal 2004 compared to 41.1% for the same quarter one year ago.  This increase was due to improved product mix (1.9%) primarily as a result of increased shipments of higher margin microelectronics products and lower manufacturing expenses resulting from our restructuring efforts and higher sales volumes as a percentage of sales (1.3%), partially offset by higher manufacturing variances (1.9%) related to yield issues in our semiconductor business unit.  We anticipate that our gross profit rate will increase to the mid 40 percentile by the end of fiscal 2004.

Lambda Physik

The gross profit rate decreased by 17.6%  to 17.4% for the first quarter of fiscal 2004 compared to 35.0% for the same quarter one year ago.  This decrease was primarily due to lower shipments of higher margin industrial and lithography systems, losses on certain service contracts and higher inventory costs included in our cost of sales resulting f rom our step acquisition of Lambda Physik, partially offset by the impact of cancellation fee revenue of $0.9 million at 100% margin in the first quarter of fiscal 2004 and the impact of lower additional inventory provisions.

OPERATING EXPENSES:

	Three Months Ended
	December 27, 2003		December 28, 2002
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$14,921	13.8%	$11,672	11.4%
Selling, general and administrative	25,958	24.1%	23,664	23.2%
Restructuring, impairment and other charges	237	0.2%	20,059	19.7%
Intangibles amortization	1,929	1.8%	835	0.8%
Total operating expenses	$43,045	39.9%	$56,230	55.1%

Total operating expenses decreased $13.2 million, or 23%, from one year ago and as a percentage of net sales, total operating expenses decreased to 39.9% from 55.1% one year ago.  The decrease was primarily due to the decrease in restructuring, impairment and other charges recognized in the first quarter of fiscal 2004 of $0.2 million compared to $20.1 million in the comparable fiscal quarter one year ago.

Research and development (R&D) expenses increased $3.2 million, or 28%, to $14.9 million from $11.7 million in the comparable fiscal quarter one year ago.  As a percentage of net sales, R&D expense increased to 13.8% from 11.4%.  The increase was primarily due to increased spending to support new product development including the 193nm lithography program and increased spending to improve product reliability and expand specifications in our Lambda Physik segment, increased activities related to individually addressable semiconductor laser bar products in our Electro-Optics segment and the fiscal 2003 acquisitions of PLI and Molectron Detector, Inc. (Molectron), partially offset by the termination of our CTAG operations in the first quarter of fiscal 2003.  We anticipate the R&D expenses to be in the range of 12% to 13% of net sales in the second quarter of fiscal 2004.

Selling, general and administrative (SG&A) expenses increased $2.3 million, or 10%, to $26.0 million from $23.7 million in the comparable fiscal quarter one year ago and as a percentage of sales increased to 24.1% from 23.2%.  The increase was primarily due to increased sales commissions, the acquisitions of PLI and Molectron, and higher depreciation expense and consulting related to our investments in information technology systems, partially offset by cost containment efforts. We anticipate SG&A expenses to be in the range of 24.5% to 25.5% of net sales in the second quarter of fiscal 2004.

Our restructuring, impairment and other charges during the three months ended December 27, 2003 was due to an adjustment to the estimated contractual obligation for lease and other facility costs of the building formerly occupied by CTAG, net of sublease income.  Our restructuring, impairment and other charges during the three months ended December 28, 2002 consisted of (1) a $13.4 million charge related to the termination of our CTAG operations for the write-down of equipment to net realizable value; an accrual for the estimated contractual obligation for lease and other facility costs of the building formerly occupied by CTAG, net of sublease income; and the write-down of our option to purchase Picometrix; (2) a $3.7 million impairment charge to write-down the value of our note receivable from Picometrix to net realizable value; (3) a charge of $3.2 million to write-down our Lincoln, California land, buildings and improvements and equipment to their estimated net realizable value; and (4) recoveries of $0.2 million in excess of estimated net realizable value for assets previously impaired and classified as held for sale.

Amortization of intangible assets increased $1.1 million, or 131%, to $1.9 million for the first quarter of fiscal 2004 compared to $0.8 million for the comparable period one year ago.  The increase was due amortization of intangibles related to our fiscal 2003 acquisitions of PLI and Molectron and the step acquisition of an additional 34.4% of the outstanding shares of our Lambda Physik subsidiary.

OTHER INCOME (EXPENSE)

Other income, net of other expense, changed to income of $0.4 million during the first quarter of fiscal 2004 from an expense of $9.8 million in the comparable fiscal quarter one year ago.  The first quarter of fiscal 2004 change was primarily a result of the prior year quarter’s $10.2 million charge for the write-down of our investment in Lumenis stock due to an other-than-temporary impairment.

INCOME TAXES

The effective tax rate on loss before minority interest for the first quarter of fiscal 2004 was (46.4%) compared to (20.9%) for the same quarter last year.  The first quarter of fiscal 2004 effective tax rate increased compared to the prior year period primarily due the current year’s valuation allowance against losses at Lambda Physik.

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

MINORITY INTEREST IN SUBSIDIARIES (EARNINGS) LOSSES

Minority interest in subsidiaries (earnings) losses changed to earnings of $0.3 million for the first quarter of fiscal 2004 from a loss of $0.3 million for the corresponding prior year quarter.  The increase in earnings was due to our acquisition of additional shares of Lambda Physik during fiscal 2003 and the decreased profitability of our Lambda Physik subsidiary.  In fiscal 2003, our Lambda Physik subsidiary recorded a loss of 15.7 million Euros (approximately $17.0 million) and we anticipate that additional losses will be incurred by Lambda Physik for the remainder of fiscal 2004.

We expect minority interest in subsidiaries’ (earnings) losses to decrease significantly in fiscal 2004 due to our acquisition of additional shares of Lambda Physik during fiscal 2003 and the first quarter of fiscal 2004.  As of December 27, 2003, minority shareholders owned 5.19% of the shares of Lambda Physik.

In January 2004, we reached 95% ownership of Lambda Physik. As a result, a resolution will be added to the agenda for Lambda Physik’s upcoming shareholders meeting that will permit us to acquire all remaining shares in accordance with the German Stock Corporation Act.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Historically, our primary source of cash has been provided through operations.  Other sources of cash include proceeds received from the sale of stock through public offerings and employee stock option and purchase plans, as well as through debt borrowings. Our historical uses of cash have primarily been for capital expenditures, acquisitions of businesses and payments of principal and interest on outstanding debt obligations.  Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our condensed consolidated statements of cash flows and notes thereto:

	Three Months Ended
	December 27, 2003	December 28, 2002
	(In thousands)
Net cash provided by operating activities	$25,358	$203
Sales of shares under employee stock plans	2,317	2,921
Capital expenditures	(27,630)	(5,848)
Acquisition of businesses, net of cash acquired	(1,503)	(11,364)
Net payments on debt borrowings	(493)	(9,983)

Net cash provided by operating activities increased by $25.2 million to $25.4 million for the first quarter of fiscal 2004 compared to $0.2 million for the same quarter one year ago.  The increase was primarily due to income tax refunds received in the first quarter of fiscal 2004.  We believe that our cash flow provided by operating activities will be adequate to cover our fiscal 2004 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities.  We continue to follow our strategy to further strengthen our financial position by primarily using available cash flow to fund operations and to reduce the amount of debt we have outstanding.

We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions.  However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments.  Furthermore, there can be no assurance that we will be able to acquire businesses on terms acceptable to us.  We expect to fund future acquisitions through cash flows provided by current unrestricted cash balances, operations, additional borrowings or the issuance of securities.  The extent to which we will be willing or able to use our securities to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment.

Additional sources of cash available to us were a multi-currency line of credit and bank credit facilities totaling $72.6 million as of December 27, 2003, of which $72.0 million was unused and available.  These credit facilities were used in Europe during the first quarter of fiscal 2004.  Our domestic lines of credit include a $12.5 million unsecured revolving account from Union Bank of California, which expires January 31, 2005.  No amounts have been drawn upon our domestic lines of credit as of December 27, 2003.

Our ratio of current assets to current liabilities was 4.2:1 at December 27, 2003 compared to 3.9:1 at September 27, 2003.  The increase in our ratio from September 27, 2003 to December 27, 2003 is primarily due to decreases in accrued liabilities for customer deposits, deferred taxes, other taxes payable and lease termination costs.  Our cash position, working capital and debt obligations are as follows:

	December 27, 2003	September 27, 2003
	(In thousands)
Cash and cash equivalents	$88,043	$76,541
Working capital	292,372	297,869
Total debt obligations	41,829	42,051

Debt Obligations and Restricted Cash, Cash Equivalents and Short-term Investments

During fiscal 2002, we amended the notes used to finance our acquisition of Star Medical (Star notes).  The amendment included modifications of certain covenants associated with the notes and allowed a prepayment of a portion of the principal balance.  As a result, in October 2002 we prepaid $7.3 million of the principal balance with no prepayment penalty.  The Star notes originally included financial covenants such as maintaining a minimum tangible net worth, minimum consolidated debt to capitalization ratio, fixed charge coverage ratio, as well as non-financial covenants such as providing quarterly statements to the note holders.  In September 2003, we amended the agreement to relinquish all financial covenant requirements.  In place of the covenants, the amendment requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account.  At December 27, 2003, $15.2 million and $30.3 million of current and non-current restricted cash, cash equivalents and short-term investments were related to the Star notes (see Note 10 in our Notes to Condensed Consolidated Financial Statements).

During the second quarter of fiscal 2002, we renewed the lease for our Santa Clara, California facility.  The facility consists of 216,000 square feet of office, research and development and manufacturing space.  Upon expiration of the lease, we had an option to purchase the facility for $24.6 million, renew the lease for an additional five years or arrange for the sale of the facility to a third party where we would retain an obligation to the owner for the difference between the sale price, if less than $24.6 million, and $21.3 million, subject to certain provisions of the lease.  If we did not purchase the facility or arrange for its sale as discussed above, we would be obligated for an additional lease payment of $21.3 million.  During the first quarter of fiscal 2004, we completed the purchase of the facility for $24.6 million.

Our $12.5 million unsecured revolving account from Union Bank of California agreement is subject to standard covenants related to financial ratios, profitability and dividend payments and requires us to maintain $50 million of cash and certain short-term investments (as defined in the agreement) at all times in any bank in the United States.  At December 27, 2003, we were in compliance with these covenants.

As part of our tender offer to purchase the remaining outstanding shares of our Lambda Physik subsidiary, we were required by local regulations to have funds available for the offer in an account located in Germany.  As of December 27, 2003, we had $8.4 million restricted for the purchase of the remaining outstanding shares of Lambda Physik and are included in non-current restricted cash, cash equivalents and short-term investments on our condensed consolidated balance sheets.

Contractual Obligations and Off-Balance Sheet Arrangements

At December 27, 2003, we have committed $1.3 million to purchase equipment for our facilities and to improve our information technology infrastructure in our Electro-Optics segment.

Information regarding our long-term debt payments, operating lease payments, capital lease payments and long-term purchase commitments is provided in Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on Form 10-K for the fiscal year ended September 27, 2003, as amended.  There have been no material changes in contractual obligations since September 27, 2003, except for the purchase of the Santa Clara, California facility, resulting in the termination of that off-balance sheet arrangement and a decrease in our operating lease payment obligations of $0.8 million for each of fiscal years 2004 through 2006 and $21.3 million for fiscal 2007.  Information regarding our other financial commitments at December 27, 2003 is provided in the Notes to the Condensed Consolidated Financial Statements in this filing.  See “Notes to Condensed Consolidated Financial Statements, Note 11— Commitments and Contingencies.”

Changes in Financial Condition

Cash, cash equivalents and short-term investments (excluding our investment in Lumenis common stock at September 27, 2003) increased $1.5 million (1%) to $136.2 million at December 27, 2003 from $134.7 million at September 27, 2003.  Cash and cash equivalents at December 27, 2003 increased $11.5 million (15%) to $88.0 million from $76.5 million at September 27, 2003 resulting from cash provided by operating activities of $25.4 million, $2.3 million of cash provided by changes in exchange rates and cash provided by financing activities of $1.5 million, partially offset by cash used for investing activities of $17.7 million.  Our investments in Lumenis common stock decreased $0.3 million from September 27, 2003 due to the sale of the remainder of our shares.

Cash provided by operating activities during the three months ended December 27, 2003 was $25.4 million, which included cash provided by operating assets and liabilities of $14.6 million, depreciation and amortization of $8.8 million and other of $2.0 million.

Cash used for investing activities during the three months ended December 27, 2003 of $17.7 million included $27.6 million used to acquire property and equipment primarily due to the purchase of the Santa Clara, California facility, manufacturing equipment and investments in information technology and $1.5 million used to purchase additional shares of Lambda Physik and buy-out the minority shareholders of Microlas and Optomech, partially offset by net sales of short-term investments of $10.5 million, $0.5 million provided by proceeds from dispositions of property and equipment and other of $0.4 million.

Cash provided by financing activities during the three months ended December 27, 2003 of $1.5 million included $2.3 million generated from our employee stock purchase plan, partially offset by net debt repayments of $0.5 million and a decrease in cash overdraft of $0.3 million.

Changes in exchange rates during the three months ended December 27, 2003 provided $2.3 million, primarily due to the strengthening of the Euro in relation to the U.S. dollar.

Prepaid expenses and other assets decreased $19.6 million, or 43%, from September 27, 2003 to December 27, 2003 primarily due to tax refunds received.  Other current liabilities decreased $7.9 million, or 12%, from September 27, 2003 to December 27, 2003 primarily due to decreases in liabilities for customer deposits, deferred taxes, other taxes payable and lease termination costs.

RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (“FIN 46 R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, we have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary.  For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46 R in the second quarter of fiscal 2004. We are currently evaluating the implication of FIN 46R as it relates to our loan agreement with Picometrix, Inc. (see Note 9) and the impact, if any, on our consolidated results of operations or financial condition.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition in Financial Statements” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, financial position or cash flows.

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

Revenue Recognition

We recognize revenue in accordance with SAB 101 and SAB 104.  Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is probable.  Delivery is generally considered to have occurred when shipped.

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

Sales to end-users in the scientific market typically require installation and, thus, involve post-delivery obligations, however the majority of our post-delivery installation obligations are not essential to the functionality of our products.  In cases where our post-delivery installation obligations are essential to the functionality of our products, we defer revenue on the entire arrangement until completion of these services.  For a limited number of products or arrangements where management considers installation to be significant in comparison to the value of the product sold, we defer revenue related to installation services until completion of these services.

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

At December 27, 2003, we had $92.7 million of goodwill and purchased intangible assets on our condensed consolidated balance sheet, the value of which we believe is reasonable based on the discounted estimated future cash flows of the associated products and technologies.

In fiscal 2003, we recorded total impairment charges of $19.2 million for the write-down of land, buildings, leasehold improvements and equipment to net realizable value as we determined their respective carrying values were not be fully recoverable.  Also in fiscal 2003, we recorded a goodwill impairment charge of $2.4 million ($1.8 million, net of minority interest) related to Lambda Physik’s lithography business as a result of significant changes in the economic outlook for this business.

At December 27, 2003, we had $171.1 million of property and equipment on our condensed consolidated balance sheet.

It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets.  In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

Inventory Valuation

We record our inventory at the lower of cost (computed on a first-in, first-out basis) or market.  We write-down our inventory to its estimated market value based on assumptions about future demand and market conditions.  Inventory write-downs are generally recorded, within guidelines set by management, when the inventory for a device exceeds 12 months of demand for the device and when individual parts have been in inventory for greater than 12 months.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which could materially affect our future results of operations.  We write-down our demo inventory by amortizing the cost of demo inventory over a two-year period from the fourth month it is placed in service.  During the year ended September 27, 2003, we recorded $2.7 million ($1.2 million after-tax and net of minority interest) of additional inventory write-downs due to a decrease in anticipated future demand and significant changes in the economic outlook for Lambda Physik’s lithography business.  Due to rapidly changing forecasts and orders, additional write-downs for excess or obsolete inventory, while not currently expected, could be required in the future.  Differences between actual results and previous estimates of excess and obsolete inventory could result in material adverse effects on our future results of operations.

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

During the first quarter of fiscal 2003, we evaluated the collectibility of our note receivable from Picometrix, including the ability of Picometrix to make the required interest and principal payments and determined that indicators of impairment existed.  In the first quarter of fiscal 2003, we determined the estimated net realizable value of the note to be $0.9 million, and accordingly recorded an impairment charge of $3.7 million ($2.3 million after-tax) to write-down the value of the note from its previously determined estimated net realizable value of $4.6 million.  We continue to evaluate the collectibility of the note and concluded that the net realizable value of the note at December 27, 2003 was $0.8 million.

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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This quarterly report on Form 10-Q contains forward-looking statements. These forward-looking statements include, without limitation, statements regarding:

•	net sales;
•	results of operations;
•	gross profits;
•	research and development projects and expenses;
•	selling, general and administrative expenses;
•	bookings;
•	average selling price;
•	amount of restructuring, impairment and other charges;
•	capital expenditures;
•	warranty reserves;
•	legal proceedings;
•	claims against third parties for infringement of our proprietary rights;
•	liquidity and sufficiency of existing cash, cash equivalents and short-term investments for near-term requirements;
•	development and acquisition of new technology and intellectual property;
•	write-downs for excess or obsolete inventory;
•	competitors and competitive pressures;
•	growth of applications for our products and increase of market share;
•	obtain components and materials in a timely manner;
•	identify alternative sources of supply for components;
•	achieve adequate manufacturing yields;
•	impact of recent acquisitions;
•	improvement of operating results in Lambda Physik;
•	growth in the semiconductor industry;
•	compliance with environmental regulations;
•	leveraging of our technology portfolio and application engineering;
•	optimize our leadership position in existing markets;
•	collaborative customer and industry relationships;
•	development and acquisition of new technologies;
•	emphasis on supply chain management;
•	growth of direct digital imaging applications;
•	use of financial market instruments;
•	simplifications of our foreign legal structure and reduction of our presences in certain countries; and
•	focus on long-term improvement of return on invested capital.

In addition, we include forward-looking statements under the “Our Strategy” and “Future Trends” sections set forth below in “Company Overview”.

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

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

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

In fiscal 2003, our Lambda Physik subsidiary recorded a loss of 15.7 million Euros (approximately $17.0 million).  We anticipate that additional losses will be incurred by Lambda Physik for the remainder of fiscal 2004.  In fiscal 2003, we initiated a tender offer of the outstanding shares of Lambda Physik in order to provide management and technical expertise to assist Lambda Physik in achieving profitability.  There can be no assurance that we will be successful in these efforts.  To a large degree, Lambda Physik’s future success is dependent on its ability to become a significant supplier of 193nm excimer lasers for lithography applications by the end of calendar 2004.  Its future success is also subject to possible technological changes in OEMs we sell to in the TFT annealing businesses.  If we are unsuccessful in improving the operating results of Lambda Physik, we may experience a material adverse affect on our consolidated financial performance.

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

During the three months ended December 27, 2003, our research and development expenses were 14% of net sales.  Over the last three fiscal years, our research and development expenses have been in the range of 11% to 13% of net sales.  Our future success depends on our ability to anticipate our customers’ needs and develop products that address those needs.  Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly.  If we fail to effectively transfer production processes, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed.

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

Although we believe our restructured operations and other cost reduction activities will improve our organizational effectiveness and competitiveness, they could lead, in the short term, to disruptions in our business, reduced employee morale and productivity, increased attrition and problems with retaining existing employees and recruiting future employees and increased financial costs.

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

For the three months ended December 27, 2003, 59% of our net sales were derived from customers outside of the United States.  During fiscal years 2003, 2002 and 2001, net sales from customers outside of the United States were 61%, 60% and 55%, respectively.  We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future.  The recent global economic slowdown has already had a negative effect on various foreign markets in which we operate.  This may cause us to simplify our foreign legal entity structure and reduce our presence in certain countries, which may negatively affect the overall level of business in such countries.  A portion of our foreign sales occurs through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers.  Our foreign operations and sales are subject to a number of risks, including:

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

We are also subject to the risks of fluctuating foreign exchange rates, which could materially adversely affect the sales price of our products in foreign markets as well as the costs and expenses of our foreign subsidiaries.  While we use forward exchange contracts and other risk management techniques to hedge our foreign currency exposure, we remain exposed to the economic risks of foreign currency fluctuations.  For additional discussion about our foreign currency risks, see “Item 3—Quantitative and Qualitative Disclosures About Market Risk.”

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

Our future success depends on the continued growth of the markets for lasers, laser systems, precision optics and related accessories, as well as our ability to identify, in advance, emerging markets for laser-based systems.  We cannot assure you that we will be able to successfully identify new high-growth markets on a timely basis in the future.  Moreover, we cannot assure you that new markets will develop for our products or our customers’ products, or that our technology or pricing will enable such markets to develop.  Future demand for our products is uncertain and will depend to a great degree on the continued technological development and the introduction of new or enhanced products.  If this does not continue, sales of our products may decline and our business will be harmed.

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

Our increased reliance on contract manufacturing may adversely impact our financial results and operations.

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

Management of expenses is important to positive cash flow from operations and profitability.

We believe that the ability to properly manage expenses is an important element to maintaining positive cash flow from operations and achieving profitability in the future.  Because it is difficult to forecast our business, it may be necessary to contain costs and reduce expenses in the future.  If this occurred, a number of factors could preclude us from successfully bringing costs and expenses in line with our revenues.  If we are unable to reduce expenses and contain costs in these circumstances, our operating results could be harmed.

If we fail to manage our restructuring of operations effectively, our business could be disrupted, which could harm our operating results.

During fiscal 2003, we restructured our operations, including the consolidation of our CO2 manufacturing operations at our Bloomfield, Connecticut facility, the consolidation of our laser measurement and control business at our Portland, Oregon facility, the reorganization of our U.S. optics business and implemention of cost reduction activities to eliminate excess capacity.  We are currently planning to sell our Glasgow, Scotland operations and completed the sale of our Barendrecht, the Netherlands operations in the first quarter of fiscal 2004 to eliminate excess capacity.  If we are unable to reduce our excess manufacturing capacity and facilities, this may negatively impact our operations, cost structure and operating results.

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

We have, in the past, made strategic acquisitions of other businesses and we continue to evaluate potential strategic acquisitions of complementary companies, products and technologies.  In the event of any future acquisitions, we could:

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

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition or make removal of incumbent directors or officers more difficult.  These provisions may discourage takeover attempts and bids for our common stock at a premium over the market price. These provisions include:

•	the ability of our board of directors to alter our bylaws without stockholder approval;
•	limiting the ability of stockholders to call special meetings; and
•	limiting the ability of our stockholders to act by written consent.

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

For the quarter ended December 27, 2003, our research and development costs were $14.9 million, or 14% of net sales.  For our fiscal years 2003, 2002 and 2001, our research and development costs were $50.8 million, or 12%, $52.6 million, or 13%, and $53.0 million, or 11%, of net sales, respectively.  We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance.  Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Terrorist activities and resulting military actions could adversely affect our business.

Terrorist attacks have disrupted commerce throughout the United States and Europe. The continued threat of terrorism within the United States, Europe and the Pacific Rim, and the military action and heightened security measures in response to such threat, may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, interruptions in or delays to our receipt of products from our suppliers, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, financial condition or results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security price risk.  We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

A portion of our investment portfolio is composed of income securities.  These securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 27, 2003, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount.  We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.  If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At December 27, 2003, the fair value of our available-for-sale debt securities was $68.4 million, $2.1 million of which was classified as cash and equivalents, $48.1 million was classified as short-term investments and $18.2 million was classified as restricted cash, cash equivalents and short-term investments on our condensed consolidated balance sheet at December 27, 2003.

At December 27, 2003, we had fixed rate long-term debt of approximately $40.1 million, and a hypothetical 10% increase in interest rates would not have a material impact on the fair market value of this debt, based on pricing models using current interest rates.  We do not hedge any interest rate exposures.

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

Excluding Lambda Physik (discussed separately below), a hypothetical 10 percent appreciation of the forward adjusted U.S. dollar to December 27, 2003 market rates would increase the unrealized value of our forward contracts by $0.3 million.  Conversely, a hypothetical 10 percent depreciation of the forward adjusted U.S. dollar to December 27, 2003 market rates would decrease the unrealized value of our forward contracts by $0.4 million.

The following table provides information about our foreign exchange forward contracts at December 27, 2003.  The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value.  The U.S. notional fair value represents the contracted amount valued at December 27, 2003 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Fair Value Hedges:
Euro	1.2195	$1,463	$1,484
British Pound Sterling	1.6887	(1,018)	(1,113)
Japanese Yen	108.9722	(3,533)	(3,576)

At Lambda Physik, a hypothetical 10 percent appreciation of the Euro to December 27, 2003 market rates would decrease the unrealized value of our forward contracts by 0.3 million Euro.  Conversely, a hypothetical 10 percent depreciation of the Euro to December 27, 2003 market rates would increase the unrealized value of our forward contracts by 0.4 million Euro.

The following table provides information about Lambda Physik’s foreign exchange forward contracts at December 27, 2003.  The table presents the value of the contracts in Euro at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value.  The Euro notional fair value represents the contracted amount valued at December 27, 2003 rates.

Forward contracts to sell foreign currencies for Euro (in thousands, except contract rates):

	Average Contract Rate	Euro Notional Contract Value	Euro Notional Fair Value
Fair value hedges:
Japanese Yen	126.8694	3,220	3,157

Item 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the first quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	2.1*	Agreement and Plan of Merger. (Previously filed as Exhibit 2.1 to Form 10-K for the fiscal year ended September 29, 1990).

	3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990).

	3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002).

	3.3*	Bylaws of Coherent, Inc, as amended (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 29, 1990).

	4.1*	Amended and Restated Common Shares Rights Agreement dated November 2, 1989 between Coherent and the Bank of Boston. (Previously filed as Exhibit 4.1 to Form 8-K filed on November 3, 1989).

	10.1	Master Termination Agreement dated December 11, 2003 by and among Coherent, SMBC Leasing and Finance, Inc., Sumitomo Mitsui Banking Corporation and Union Bank of California.

	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

(b)	Reports on Form 8-K

On October 23, 2003, we furnished a current report on Form 8-K under Item 12 (Results of Operations and Financial Condition) and Item 7 (Financial Statements and Exhibits) disclosing the issuance of a press release announcing the revision of our guidance for the quarter ended September 27, 2003.

On November 11, 2003, we furnished a current report on Form 8-K under Item 12 (Results of Operations and Financial Condition) and Item 7 (Financial Statements and Exhibits) disclosing the issuance of a press release announcing our financial results for the quarter ended September 27, 2003.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

February 10, 2004	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

February 10, 2004	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)