Form 10-Q
period 2004-04-03
COHERENT INC
filed 2004-05-17
CIK 21510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2004

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, at April 30, 2004 was 30,185,615 shares.

COHERENT, INC.

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003

Net sales	$125,808	$103,512	$233,759	$205,542
Cost of sales	74,235	62,521	140,752	124,108
Gross profit	51,573	40,991	93,007	81,434
Operating expenses:
Research and development	15,538	12,261	30,459	23,933
Selling, general and administrative	29,132	25,923	55,090	49,587
Restructuring, impairment and other charges	—	2,763	237	22,822
Intangibles amortization	1,770	947	3,699	1,782
Total operating expenses	46,440	41,894	89,485	98,124
Income (loss) from operations	5,133	(903)	3,522	(16,690)
Other income (expense):
Interest and dividend income	618	1,426	1,338	3,323
Interest expense	(795)	(1,021)	(1,643)	(2,105)
Foreign exchange gain (loss)	420	(198)	817	(509)
Write-down of Lumenis investment	—	—	—	(10,212)
Other—net	(69)	4,588	80	4,529
Total other income (expense), net	174	4,795	592	(4,974)
Income (loss) from continuing operations before income taxes and minority interest	5,307	3,892	4,114	(21,664)
Provision (benefit) for income taxes	2,567	2,033	2,013	(3,317)
Income (loss) from continuing operations before minority interest	2,740	1,859	2,101	(18,347)
Minority interest in subsidiaries’ (earnings) losses	145	68	478	(209)
Income (loss) from continuing operations	2,885	1,927	2,579	(18,556)
Discontinued operations, net of income taxes of $145	218	—	218	—
Net income (loss)	$3,103	$1,927	$2,797	$(18,556)

Net income (loss) per basic share:
Income (loss) from continuing operations	$0.09	$0.07	$0.08	$(0.64)
Income from discontinued operations, net of income taxes	0.01	—	0.01	—
Net income (loss)	$0.10	$0.07	$0.09	$(0.64)

Net income (loss) per diluted share:
Income (loss) from continuing operations	$0.09	$0.07	$0.08	$(0.64)
Income from discontinued operations, net of income taxes	0.01	—	0.01	—
Net income (loss)	$0.10	$0.07	$0.09	$(0.64)

Shares used in computation
Basic	30,121	29,265	30,061	29,200
Diluted	30,551	29,503	30,442	29,200

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	April 3, 2004	September 27, 2003

ASSETS
Current assets:
Cash and cash equivalents	$83,070	$76,541
Restricted cash, cash equivalents and short-term investments	15,282	15,284
Short-term investments	58,508	58,407
Accounts receivable—net of allowances of $4,217 and $4,151, respectively	91,775	73,118
Inventories	106,353	100,147
Prepaid expenses and other assets	23,702	45,693
Deferred tax assets	32,955	29,792
Total current assets	411,645	398,982
Property and equipment, net	167,443	146,399
Restricted cash, cash equivalents and short-term investments	38,811	38,660
Goodwill	52,473	50,952
Intangible assets, net	38,689	40,327
Other assets	29,963	34,045
	$739,024	$709,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$14,351	$14,140
Accounts payable	21,311	17,632
Income taxes payable	1,709	1,361
Other current liabilities	64,576	67,980
Total current liabilities	101,947	101,113
Long-term obligations	27,643	27,911
Other long-term liabilities	36,364	29,008
Minority interest in subsidiaries	6,772	7,475
Stockholder’s equity:
Common stock, par value $.01:
Authorized—500,000 shares
Outstanding—30,177 shares and 29,939 shares, respectively	300	298
Additional paid-in capital	304,338	299,378
Notes receivable from stock sales	(793)	(793)
Accumulated other comprehensive income	33,090	18,409
Retained earnings	229,363	226,566
Total stockholders’ equity	566,298	543,858
	$739,024	$709,365

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	April 3, 2004	March 29, 2003
Cash flows from continuing operating activities:
Net income (loss) from continuing operations	$2,579	$(18,556)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Purchases of short-term trading investments	—	(210,242)
Proceeds from sales and maturities of short-term trading investments	—	178,241
Write-down of Lumenis investment	—	10,212
Write-down of notes receivable from Picometrix	—	3,723
Non-cash restructuring, impairment and other charges	—	19,201
Depreciation and amortization	15,306	13,957
Intangible assets amortization	3,699	1,782
Deferred income taxes	7,966	(12,718)
Other	517	451
Changes in operating assets and liabilities	3,256	13,438
Net cash provided by (used in) continuing operating activities	33,323	(511)

Cash flows from investing activities:
Decrease in restricted cash, cash equivalents and short-term investments	616	—
Purchases of property and equipment	(33,474)	(12,568)
Proceeds from dispositions of property and equipment and assets held for sale	1,234	903
Acquisition of businesses and minority interests, net of cash acquired	(2,471)	(11,364)
Consolidation of Picometrix under FIN 46R (see Note 4)	251	—
Purchases of available-for-sale securities	(146,514)	—
Proceeds from sales and maturities of available-for-sale securities	146,622	—
Other – net	(1,781)	1,487
Net cash used in investing activities	(35,517)	(21,542)

Cash flows from financing activities:
Long-term debt borrowings	—	337
Long-term debt payments	(771)	(9,521)
Short-term borrowings	—	710
Short-term repayments	—	(16,587)
Cash overdrafts increase (decrease)	2,829	(147)
Sales of shares under employee stock plans	4,441	3,393
Collection of notes receivable from stock sales	—	904
Net cash provided by (used in) financing activities	6,499	(20,911)

Net cash provided by discontinued operations	218	—
Effect of exchange rate changes on cash and cash equivalents	2,006	4,611
Net increase (decrease) in cash and cash equivalents	6,529	(38,353)
Cash and cash equivalents, beginning of period	76,541	131,018
Cash and cash equivalents, end of period	$83,070	$92,665

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,643	$2,297
Income taxes	$4,466	$7,008
Cash received during the period for:
Income taxes	$27,869	$8,436
Noncash investing and financing activities:
Tax benefit from stock option exercises	$495	$334

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

Our fiscal year ends on the Saturday closest to September 30.  Fiscal 2004 will include 53 weeks, whereas fiscal 2003 included 52 weeks.  Accordingly, the second fiscal quarter of 2004 contained 14 weeks, whereas the second fiscal quarter of fiscal 2003 contained 13 weeks.

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

For purposes of estimating the effect of SFAS 123 on our net income (loss), the fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plans				Employee Stock Purchase Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Expected life in years	4.4	4.6	4.4	4.6	0.5	0.5	0.5	0.5
Expected volatility	74.1%	76.1%	74.1%	76.1%	44.5%	55.2%	44.5%-45.9%	45.8%-55.2%
Risk-free interest rate	2.8%	2.5%	2.8%	2.7%	1.3%	1.1%	1.3%	1.1%-2.2%
Expected dividends	none	none	none	none	none	none	none	none

Our calculations for options under the Lambda Physik plan were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Option Plans
	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Expected life in years	3.5	3.5	3.5	3.5
Expected volatility	75.0%	75.0%	75.0%	75.0%
Risk-free interest rate	4.7%	4.7%	4.7%	4.7%
Expected dividends	none	none	none	none

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

	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Net income (loss), as reported	$3,103	$1,927	$2,797	$(18,556)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	2,532	4,501	669	7,787
Pro forma net income (loss)	$571	$(2,574)	$2,128	$(26,343)

Earnings per share:
Basic – as reported	$0.10	$0.07	$0.09	$(0.64)
Basic – pro forma	$0.02	$(0.09)	$0.07	$(0.90)

Diluted – as reported	$0.10	$0.07	$0.09	$(0.64)
Diluted – pro forma	$0.02	$(0.09)	$0.07	$(0.90)

2.              ACQUISITIONS

On June 3, 2003, we initiated a tender offer to purchase the 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary owned by other shareholders (the minority interest) for approximately $10.50 per share.  The offer period was originally set to expire on July 15, 2003, however, as a result of our decision to waive our requirement of owning a minimum of 95% of the total shares of Lambda Physik subsequent to the tender offer, the offer period was extended to July 30, 2003.  As of September 27, 2003, we purchased a total of 4,489,823 outstanding shares of Lambda Physik for approximately $47.7 million, resulting in a total ownership percentage of 94.26% (inclusive of shares previously owned).  We purchased an additional 98,677 of outstanding shares of Lambda Physik for approximately $1.3 million during the six month period ended April 3, 2004, resulting in a total ownership percentage of 95.01% (inclusive of shares previously owned).  We have accounted for this transaction as a step acquisition using the purchase method.

During the six months ended April 3, 2004, the difference between the purchase price of the minority interest of $1.7 million (including acquisition costs of $0.4 million) and the carrying value of the minority interest of $1.1 million was recorded as an adjustment of the carrying value of the assets of Lambda Physik (the step acquisition adjustment).  The step acquisition adjustment was recorded based on the proportion of the minority interest acquired and was accounted for as follows (in thousands):

Reduction in carrying value of minority interest acquired	$1,077
Tangible assets	45
In-process research and development	45
Adjustment to existing goodwill of Lambda Physik	(174)
Goodwill	485
Intangible assets:
Existing technology	122
Trade name	59
Backlog	14
Customer base	5
Patents	2
Total	$1,680

At April 3, 2004, we had $8.2 million held in an escrow account that is restricted for the sole purpose of acquiring the remaining outstanding shares of Lambda Physik and is included in non-current restricted cash, cash equivalents and short-term investments on our condensed consolidated balance sheets.

3.              RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

Restructuring, impairment and other charges are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Termination of activities of the Coherent Telecom-Actives Group	$—	$405	$—	$13,783
Impairment of long-lived assets	—	90	—	3,150
Impairment of Picometrix note (Note 9)	—	—	—	3,723
Goodwill impairment	—	2,358	—	2,358
Other	—	(90)	237	(192)
Total	$—	$2,763	$237	$22,822

Coherent Telecom-Actives Group

Based on market information and insights and the status of our development projects of our Coherent Telecom-Actives Group (CTAG) obtained in the first quarter of fiscal 2003, we determined that our return on investment for at least the next several years would have been unsatisfactory and, therefore, additional investments were no longer justified.  As a result, we decided to terminate the activities of CTAG, an operating segment that had been aggregated with our Photonics Group in our Electro-Optics reportable segment.  The charge related to the termination of these activities included a $6.5 million write-down of equipment and leasehold improvements to net realizable value; a $5.7 million accrual for the estimated contractual obligation for lease and other facility costs of the building, net of estimated sublease income, in San Jose, California, formerly occupied by CTAG; the $1.4 million write-off of our option to purchase Picometrix, Inc. (Picometrix); and $0.2 million of other restructuring costs.

Impairment of Long-lived Assets

In the fourth quarter of fiscal 2002, management decided that given our exit from the passive telecom market and the outsourcing of the production of printed circuit boards, our manufacturing facility located in Lincoln, California was not needed to support our operations.  Accordingly, we committed to sell certain land, buildings and improvements and equipment with a total carrying value of $12.4 million.  During the first quarter of fiscal 2003, the proposed sale of the facility met the necessary criteria to be classified as assets held for sale under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and the carrying values of the land, buildings and improvements and equipment were adjusted to their respective fair values less costs to sell of $9.1 million and $0.2 million, respectively.  As a result, we recorded an impairment charge of $3.1 million during the second quarter of fiscal 2003.  The determinations of fair values were based on quoted market prices and comparable sales of similar assets.  In July 2003, we completed the sale of the land, buildings and improvements and equipment and received net proceeds of $9.2 million.

Goodwill Impairment

In the second quarter of fiscal 2003, our Lambda Physik reporting segment lowered its forecasted outlook in the lithography business and we determined the significant changes in the economic outlook for this business were an indicator that an impairment test was required under SFAS No. 142, “Goodwill and Other Intangible Assets.”  As a result of our analysis, we determined that the goodwill associated with this business was impaired and we recorded a charge of $2.4 million in the second quarter of fiscal 2003.

Accrued Restructuring Charges

At April 3, 2004, we had $4.8 million accrued as a current liability on our condensed consolidated balance sheets for facilities related charges.  The following table sets forth an analysis of additional provisions and payments made during the six months ended April 3, 2004 (in thousands):

Balance, September 27, 2003	$5,528
Provisions	237
Deductions	(935)
Balance, April 3, 2004	$4,830

The facilities related charges include an estimated $7.1 million of contractual obligations (net of estimated sublease income) for the lease and other facility related costs of our San Jose, California building, offset by $2.3 million of payments made through April 3, 2004.  The remaining restructuring accrual balance at April 3, 2004 is expected to result in cash expenditures through fiscal 2007.

4.              RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” in January 2003, and a revised interpretation of FIN 46 (FIN 46 R) in December 2003.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.  Since January 31, 2003, we have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary.  For arrangements entered into prior to February 1, 2003, we were required to adopt the provisions of FIN 46 R in the second quarter of fiscal 2004.

During the second quarter of fiscal 2004, we evaluated our loan agreement with Picometrix (see Note 9) and determined that Picometrix is a variable interest entity as defined by FIN 46.  Furthermore, we concluded that we are the primary beneficiary as defined by FIN 46 and, as a result, we were required to consolidate Picometrix at April 3, 2004.  The assets and liabilities of Picometrix were measured at their respective fair values as of April 3, 2004, resulting in the consolidation of $3.5 million of assets, $2.3 million of liabilities and $0.6 million of intangible assets (consisting of existing technology to be amortized over approximately 8 years), partially offset by minority interest of $1.1 million.  At April 3, 2004, Picometrix had approximately $0.4 million of cash and cash equivalents and $0.1 million of fixed assets that have been pledged as collateral on their outstanding obligations.  No creditors of Picometrix have any recourse provisions to our general credit.  In the third quarter of fiscal 2004, we will be required to include the results of operations of Picometrix in our consolidated financial statements, however, we do not believe this will have a material impact on our consolidated results of operations, financial position or cash flows.

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

5.              REVENUE RECOGNITION

We recognize revenue in accordance with SAB 104.  Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is probable.  Delivery is generally considered to have occurred upon shipment.  Our products typically include a one-year warranty and the estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

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

6.              SHORT-TERM INVESTMENTS

Effective March 30, 2003, we transferred all securities formerly classified as trading securities to available-for-sale due to a change in our investment strategies.  As required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), the transfer of these securities between categories of investments was accounted for at fair value and the unrealized gains and losses previously recognized in earnings through the date of transfer from the trading category have not been reversed.  All unrealized gains and losses subsequent to the date of transfer are included as a separate component of other comprehensive income (OCI).

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	April 3, 2004
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$126,189	$—	$—	$126,189
Less: restricted cash and cash equivalents				(43,119)
				$83,070
Short-term investments:
Available-for-sale securities:
Commercial paper	$457	$—	$—	$457
U.S. government and agency obligations	33,021	72	(3)	33,090
State and municipal obligations	21,299	171	(27)	21,443
Corporate notes and obligations	14,403	114	(25)	14,492
Total short-term investments	$69,180	$357	$(55)	69,482
Less: restricted short term-investments				(10,974)
				$58,508

	September 27, 2003
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Cash and cash equivalents	$84,943	$—	$—	$84,943
Less: restricted cash and cash equivalents				(8,402)
				$76,541
Short-term investments:
Available-for-sale securities:
Corporate equity securities	$393	$—	$(116)	$277
Commercial paper	549	—	—	549
U.S. government and agency obligations	57,278	171	(29)	57,420
State and municipal obligations	11,677	135	(1)	11,811
Corporate notes and obligations	33,755	213	(76)	33,892
Total short-term investments	$103,652	$519	$(222)	103,949
Less: restricted short term-investments				(45,542)
				$58,407

At April 3, 2004, $8.5 million of cash and cash equivalents were restricted for the purchase of the remaining outstanding shares of Lambda Physik (see Note 2), for security deposits and for disability insurance and $34.6 million were restricted pursuant to our Star notes agreement (see Note 10).  In addition, $11.0 million of short-term investments were also restricted pursuant to our Star notes agreement.  At September 27, 2003, $8.4 million of cash and cash equivalents were primarily restricted for the purchase of the remaining outstanding shares of Lambda Physik and for disability insurance and $45.6 million of short-term investments were restricted pursuant to our Star notes agreement.

The amortized cost and estimated fair value of available-for-sale investments in debt securities at April 3, 2004 and September 27, 2003, classified as short-term investments (including restricted amounts) on our condensed consolidated balance sheet were as follows (in thousands):

	April 3, 2004		September 27, 2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$52,502	$52,736	$53,633	$53,873
Due in 1 to 5 years	16,488	16,554	47,989	48,149
Due in 5 to 10 years	169	170	1,583	1,594
Due beyond 10 years	21	22	54	56
Total investments in available-for-sale debt securities	$69,180	$69,482	$103,259	$103,672

For the six month period ended April 3, 2004, we received proceeds totaling $30.0 million from the sale of available-for-sale securities and realized gross gains and gross losses of $0.1 million and $0.1 million, respectively.  There were no sales of available-for-sale securities prior to March 30, 2003.  Realized gains from the sale of trading securities were $0.2 million for the six month period ended March 29, 2003.  There were no sales of trading securities during the six month period ended April 3, 2004.

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

7.              DERIVATIVES

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended, we record all derivatives, whether designated in hedging relationships or not, on our balance sheet at fair value.  If the derivative is designated as a fair value hedge the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge the effective portions of the changes in the fair value of the derivative are recorded in OCI and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense).

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

8.              GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each reporting segment is as follows (in thousands):

	April 3, 2004	September 27, 2003
Electro-Optics	$35,258	$34,991
Lambda Physik	17,215	15,961
Total	$52,473	$50,952

Components of our amortizable intangible assets are as follows (in thousands):

	April 3, 2004			September 27, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$37,260	$8,139	$29,121	$36,093	$6,083	$30,010
Patents	8,742	3,228	5,514	8,258	2,682	5,576
Licenses	4,261	3,835	426	4,261	3,621	640
Drawings	1,190	694	496	1,122	544	578
Order backlog	1,953	1,939	14	1,803	1,457	346
Customer lists	2,102	858	1,244	2,086	640	1,446
Trade name	1,557	346	1,211	1,360	176	1,184
Non-compete agreement	903	240	663	646	99	547
Total	$57,968	$19,279	$38,689	$55,629	$15,302	$40,327

Amortization expense for intangible assets during the three and six months ended April 3, 2004 were $1.8 million and $3.7 million, respectively.  At April 3, 2004, estimated amortization expense for the remainder of fiscal 2004, the next five succeeding fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2004 (remainder)	$2,985
2005	5,756
2006	5,238
2007	4,795
2008	4,633
2009	4,287
Thereafter	10,995
Total	$38,689

9.              BALANCE SHEET DETAILS:

Inventories are as follows (in thousands):

	April 3, 2004	September 27, 2003
Purchased parts and assemblies	$32,389	$27,817
Work-in-process	46,877	44,721
Finished goods	27,087	27,609
Inventories	$106,353	$100,147

Prepaid expenses and other assets consist of the following (in thousands):

	April 3, 2004	September 27, 2003
Prepaid expenses and other	$19,310	$21,776
Prepaid and refundable income taxes	4,204	23,101
Assets held for sale	188	816
Total prepaid expenses and other assets	$23,702	$45,693

In August 2002, we entered into a loan agreement with Picometrix of Ann Arbor, Michigan.  Picometrix develops and manufactures terahertz instruments; ultra high-speed photoreceivers and instrumentation for the telecommunication, data communication and test and measurement markets, focusing on epitaxial growth; photodetector design and microfabrication; high-speed microwave packaging; hybrid circuit assembly and high-speed testing.  Under the loan agreement, we provided Picometrix with $6.0 million of debt financing in exchange for (1) a nine-month option to purchase 100% of the equity of Picometrix for $6.0 million plus a two-year earn-out of up to $25.0 million and (2) the repayment of the $6.0 million of loan principal at maturity and interest at the greater of prime (4.25% at September 30, 2002) minus 0.5% or 3.0% payable monthly over its term.  We originally recorded the purchase option at its fair value of $1.4 million and the note at its fair value of $4.6 million and were amortizing the discount to interest income over the estimated 18-month term of the note.  The maturity date of the note varied depending on whether we exercised the option to acquire Picometrix.  On November 22, 2002, we terminated our option to purchase Picometrix and recorded a $1.4 million charge to write-off the value assigned to the purchase option.  The termination of our purchase option also resulted in the note becoming due in full on May 26, 2003.  In the first quarter of fiscal 2003, we evaluated the collectibility of our note receivable from Picometrix, including the ability of Picometrix to make the required interest and principal payments.  We determined that the estimated net realizable value of the note at December 28, 2002 was $0.9 million, and accordingly recorded an impairment charge of $3.7 million ($2.3 million after-tax) during the first quarter of fiscal 2003 (see Note 3).

Assets held for sale at April 3, 2004 and September 27, 2003 include $0.2 million and $0.8 million, respectively, of impaired equipment at our Auburn, California and Tampere, Finland facilities, all of which are recorded at estimated net realizable value.

Other assets consist of the following (in thousands):

	April 3, 2004	September 27, 2003
Assets related to deferred compensation arrangements	$19,114	$17,466
Other assets	5,154	4,183
Deferred tax assets	4,758	11,433
Assets held for investment	937	963
Total other assets	$29,963	$34,045

Assets held for investment at April 3, 2004 and September 27, 2003 include our former manufacturing facility in Sturbridge, Massachusetts that we leased to Convergent Prima, Inc. through March 31, 2003.

Other current liabilities consist of the following (in thousands):

	April 3, 2004	September 27, 2003
Accrued payroll and benefits	$23,083	$22,006
Accrued expenses and other	16,716	18,729
Reserve for warranty	11,417	10,242
Accrued restructuring charges (Note 3)	4,830	5,528
Deferred income	4,306	3,756
Customer deposits	4,224	6,026
Lease termination cost	—	1,693
Total other current liabilities	$64,576	$67,980

We provide warranties on our product sales (generally one year) and allowances for estimated warranty costs are recorded during the period of sale.  The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty.  We currently establish warranty reserves based on historical warranty costs for each product line.  If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

Components of the reserve for warranty costs during the six months ended April 3, 2004 and March 29, 2003 were as follows (in thousands):

	Six Months Ended
	April 3, 2004	March 29, 2003
Beginning balance	$10,242	$8,495
Additions related to current period sales	11,580	6,104
Warranty costs incurred in the current period	(10,289)	(4,852)
Adjustments to accruals related to prior period sales	(116)	(75)
Ending balance	$11,417	$9,672

Other long-term liabilities consist of the following (in thousands):

	April 3, 2004	September 27, 2003
Deferred compensation	$19,114	$17,466
Deferred tax liabilities	11,688	5,968
Deferred income	1,569	1,477
Environmental remediation costs	517	547
Other long-term liabilities	3,476	3,550
Total other long-term liabilities	$36,364	$29,008

10.       CURRENT AND LONG-TERM OBLIGATIONS

At April 3, 2004 and September 27, 2003, our current and long-term obligations primarily consisted of our notes payable to finance our acquisition of Star Medical (Star notes).  In September 2002, we amended our Star notes agreement.  The amendment included modifications of certain covenants associated with the notes and allowed a prepayment of a portion of the principal balance.  As a result, in October 2002 we prepaid $7.3 million of the principal balance with no prepayment penalty.  The Star notes originally included financial covenants such as maintaining a minimum tangible net worth, minimum consolidated debt to capitalization ratio, fixed charge coverage ratio, as well as non-financial covenants such as providing quarterly statements to the note holders.  In September 2003, we amended the agreement to relinquish all financial covenant requirements.  In place of the covenants, the amendment requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account.  At April 3, 2004, $15.2 million and $30.4 million of current and non-current restricted cash, cash equivalents and short-term investments were related to the Star notes (see Note 6).

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

Management believes that our probable, nondiscounted net liability at April 3, 2004 for remaining costs associated with the above environmental matters is $0.5 million, which has been previously accrued.  This amount consists of total estimated probable costs of $0.6 million ($0.1 million included in other current liabilities and $0.5 million included in other long-term liabilities) reduced by minimum probable recoveries of $0.1 million included in other assets from other parties named to the order.

12.       COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Net income (loss)	$3,103	$1,927	$2,797	$(18,556)
Translation adjustment	(648)	4,746	14,622	9,927
Net gain (loss) on derivative instruments	(14)	2	(12)	92
Changes in unrealized gain (loss) on available-for-sale securities	51	(1,864)	71	(2,494)
Total comprehensive income (loss)	$2,492	$4,811	$17,478	$(11,031)

The following summarizes activity in accumulated other comprehensive income (loss) related to derivatives, net of income taxes, held by us (in thousands):

Balance, September 28, 2002	$(238)
Changes in fair value of derivatives	(7)
Net losses reclassified from OCI	99
Balance, March 29, 2003	$(146)

Balance, September 27, 2003	$(128)
Changes in fair value of derivatives	(14)
Net losses reclassified from OCI	2
Balance, April 3, 2004	$(140)

Accumulated other comprehensive income (net of tax) at April 3, 2004 is comprised of accumulated translation adjustments of $33.4 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.1 million, respectively.  Accumulated other comprehensive income (net of tax) at September 27, 2003 is comprised of accumulated translation adjustments of $18.7 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.2 million, respectively.

13.       EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based on the weighted average number of shares outstanding during the period.  Diluted earnings per share for the second fiscal quarter and six months ended April 3, 2004 and the three months ended March 29, 2003 is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options and stock purchase contracts, using the treasury stock method, and shares issuable under the Productivity Incentive Plan.  Diluted loss per share for the six months ended March 29, 2003 is computed based on the weighted average number of shares outstanding during the period and does not include the effect of stock options and stock purchase contracts, using the treasury stock method, and shares issuable under the Productivity Incentive Plan as these items are antidilutive as a result of the net loss for the six months ended March 29, 2003.

The following table presents information necessary to calculate basic and diluted loss per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Weighted average shares outstanding – basic	30,121	29,265	30,061	29,200
Common stock equivalents	402	208	357	—
Employee stock purchase plan equivalents	28	30	24	—
Weighted average shares and equivalents – diluted	30,551	29,503	30,442	29,200

Income (loss) from continuing operations for basic and diluted earnings per share computation	$2,885	$1,927	$2,579	$(18,556)

Income (loss) from continuing operations per share – basic	$0.09	$0.07	$0.08	$(0.64)
Income (loss) from continuing operations per share – diluted	$0.09	$0.07	$0.08	$(0.64)

A total of 3,067,000 and 3,777,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the three months ended April 3, 2004 and March 29, 2003, respectively.  A total of 3,192,000 and 3,801,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the six months ended April 3, 2004 and March 29, 2003, respectively.

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

	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
	(In thousands)
Net sales:
Electro-Optics	$103,946	$79,321	$194,569	$157,219
Lambda Physik	21,862	24,191	39,190	48,323
Total net sales	$125,808	$103,512	$233,759	$205,542

Intersegment net sales:
Electro-Optics	$84	$8	$89	$15
Lambda Physik	268	652	338	872
Total intersegment sales	$352	$660	$427	$887

Income (loss) from continuing operations before income taxes, including tax-effected minority interest:
Electro-Optics	$8,718	$4,202	$13,685	$(11,756)
Lambda Physik	(3,490)	(570)	(9,173)	(447)
Corporate and other	224	328	80	(9,670)
Total income (loss) from continuing operations before income taxes, including tax-effected minority interest	$5,452	$3,960	$4,592	$(21,873)

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

We have two reportable business segments: Electro-Optics and Lambda Physik, which work with customers to provide cost-effective photonics-based solutions.  Our Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, original equipment manufacturer (OEM) laser components and instrumentation, scientific research and government programs and graphic arts and display.  Lambda Physik AG (Lambda Physik), our 95.0% owned subsidiary with headquarters located in Göttingen, Germany, focuses on markets including lasers for the production of thin film transistors (TFT) used in flat panel displays, microlithography applications in the semiconductor industry, ink jet printers, automotive, environmental research, scientific research, medical OEMs, materials processing and micro-machining applications.

Our products address a broad range of applications.  Both of our reportable business segments are focused on several areas of the photonics market including: microelectronics, graphic arts and display, materials processing, scientific research and government programs and OEM components and instrumentation.

FUTURE TRENDS

Microelectronics

With semiconductor fab utilization rates hovering at close to 100% capacity, the semiconductor industry continues to gain strength.  The enhanced capabilities of consumer electronics products such as cell phones and PDA’s require an increase in laser-based tools for their production.  New technologies that contributed to design wins over the past year are starting to be deployed and we are seeing the benefits of high volume requests for new, as well as legacy products.  As these new technologies are increasingly laser based, we believe the expansion in the semiconductor industry bodes well for the growth of photonics applications as a result of its unique process and test capabilities.

Graphic arts and display

If the adoption of newer digital technologies in the graphic arts market continues to remain robust as it was in fiscal 2003, we anticipate that this will have the continued effect of driving purchases of new printing technology.  A major trade show which occurs once every four years, is taking place in Dusseldorf, Germany where our technology will be incorporated in a number of new products being introduced by our customers.  In the display market, there is substantial interest in laser projection for both large venues (digital cinema) and consumer home theaters.  While our OPS technology is still in an early stage for this application, we believe it has the potential to drive substantial development for low cost, mass producible display devices.

Materials processing

Anticipated drivers for expansion in the materials processing market include requirements for smaller features and expansion into new geographical areas.  The market for materials processing in Asian countries grew substantially in early 2003, which was then curbed by the SARS epidemic.  Growth has recently resumed at a rate similar to the rate experienced prior to the SARS epidemic.  We have recently made inroads in the Computer Numerical Control (CNC) and thin metal processing applications. These applications have traditionally been served by machine tools.  Broader penetration into these areas would increase our addressable base.

Scientific research and government programs

The scientific research market has historically grown at a rate similar to the growth rate of the general U.S. economy and we anticipate this trend to continue into fiscal 2004.  We expect that new applications in ultrashort pulses and in bio-research, as well as additional product offerings will be the drivers of anticipated growth within the scientific research market.

OEM components and instrumentation

The instrumentation market has seen a migration from the use of mature laser technologies, mainly ion lasers, to new technologies primarily based on solid state and semiconductors.  We continue to see strength in the bioinstrumentation market, where our Compass and Sapphire solid state lasers continue to take market share from older ion laser technology.  Because of this migration, new markets are expected to surface in areas such as security, including the detection of bio-agents and the monitoring of people and goods.  These markets are likely to require an increased number of lasers.  The majority of these activities are still in the research and development stage and we expect only a moderate impact on the laser industry in fiscal 2004, with increases anticipated in future years.

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

•                  Maintain and develop additional strong collaborative customer and industry relationships – We believe that the Coherent brand name and reputation for product quality, technical performance and customer satisfaction will help us to further develop our loyal customer base.  We plan to maintain our current customer relationships and develop new ones with customers that are industry leaders.  We plan to work together with these customers to design and develop innovative product systems and solutions as they develop new technologies.

•                  Develop and acquire new technologies – We will continue to enhance our market position through our existing technologies and we will develop new technologies through our internal research and development efforts as well as through the acquisition of additional complementary technologies, intellectual property, manufacturing processes and product offerings.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and our results of operations are based upon the methods, estimates and judgments we use in applying our accounting policies.  Some of our accounting policies require management to make difficult and subjective judgments, often as a result of the need to make estimates and assumptions which are inherently uncertain.  We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, accounting for long-lived assets (including goodwill and intangible assets), inventory valuation, warranty reserves, and accounting for income taxes.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104.  Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is probable.  Delivery is generally considered to have occurred when shipped.

Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.  Failure to obtain anticipated orders due to delays or cancellations of orders could have a material adverse effect on our revenue.  In addition, pressures from customers to reduce our prices or to modify our existing sales terms may result in a material adverse effect on our revenue in future periods.  Our products typically include a one-year warranty.  The estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

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

At April 3, 2004, we had $91.2 million of goodwill and purchased intangible assets on our condensed consolidated balance sheet, the value of which we believe is reasonable based on the discounted estimated future cash flows of the associated products and technologies.

In fiscal 2003, we recorded total impairment charges of $19.2 million for the write-down of land, buildings, leasehold improvements and equipment to net realizable value as we determined their respective carrying values would not be fully recoverable.  Also in fiscal 2003, we recorded a goodwill impairment charge of $2.4 million ($1.8 million, net of minority interest) related to Lambda Physik’s lithography business as a result of significant changes in the economic outlook for this business.  At April 3, 2004, we had $167.4 million of property and equipment on our condensed consolidated balance sheet.

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

Warranty Reserves

We provide warranties on our product sales, and allowances for estimated warranty costs are recorded at the time of sale.  The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty.  We currently establish warranty reserves based on historical warranty costs for each product line. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

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

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition (dollars in thousands):

	Three Months Ended
	April 3, 2004	March 29, 2003	Change	% Change
Bookings - Electro-Optics	$109,095	$83,731	$25,364	30.3%
Bookings - Lambda Physik	$28,269	$19,295	$8,974	46.5%
Net Sales - Electro-Optics	$103,946	$79,321	$24,625	31.0%
Net Sales - Lambda Physik	$21,862	$24,191	$(2,329)	(9.6)%
Gross Profit as a % of Net Sales - Electro-Optics	42.8%	43.3%	(0.4)%	(1.0)%
Gross Profit as a % of Net Sales - Lambda Physik	32.2%	27.6%	4.6%	16.8%
Research and Development as a % of Net Sales	12.4%	11.8%	0.5%	4.3%
Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	$5,307	$3,892	$1,415	36.4%
Cash from Continuing Operations	$7,965	$(714)	$8,679	1,215.5%
DSO in Inventories	76.1	82.6	(6.5)	(7.9)%
DSO in Receivables	65.7	72.9	(7.2)	(9.9)%
Capital Spending as a % of Net Sales	4.6%	6.5%	(1.8)%	(28.4)%

	Six Months Ended
	April 3, 2004	March 29, 2003	Change	% Change
Bookings - Electro-Optics	$215,786	$163,706	$52,080	31.8%
Bookings - Lambda Physik	$48,404	$33,591	$14,813	44.1%
Net Sales - Electro-Optics	$194,569	$157,219	$37,350	23.8%
Net Sales - Lambda Physik	$39,190	$48,323	$(9,133)	(18.9)%
Gross Profit as a % of Net Sales - Electro-Optics	42.6%	42.2%	0.5%	1.1%
Gross Profit as a % of Net Sales - Lambda Physik	25.6%	31.3%	(5.6)%	(18.0)%
Research and Development as a % of Net Sales	13.0%	11.6%	1.4%	11.9%
Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	$4,114	$(21,664)	$25,778	119.0%
Cash from Continuing Operations	$33,323	$(511)	$33,834	6,621.1%
Capital Spending as a % of Net Sales	14.3%	6.1%	8.2%	134.2%

Definitions and analysis of these performance indicators is as follows:

Bookings

Bookings represent orders expected to be shipped within twelve months.  Bookings are generally cancelable without substantial penalty and, historically, we generally have not experienced a significant rate of cancellation.  Bookings for a period are calculated by adding current period net sales to the increase or decrease in ending backlog during the period.

In our Electro-Optics segment, second fiscal quarter bookings increased 30.3% from the same quarter one year ago and 31.8% from the same year-to-date period one year ago, with increases in the microelectronics, scientific and government programs, materials processing and OEM components and instrumentation markets partially offset by decreases in the graphic arts and display market.  Bookings in the microelectronics market increased from the same prior year periods as a result of strong semi-cap orders for inspection and metrology as well as via drilling applications.  Market growth and functionality are driving via drilling growth as the increased capabilities of cell phones and personal digital assistants (PDAs) requires complex and dense boards with up to 1.5 million vias per square meter.  We are also seeing encouraging signs for the printed circuit board (PCB) direct imaging applications as adoption of these laser-based tools is expanding along with a growing market.  Bookings in the scientific and government programs market increased from the same periods one year ago, with strong orders from newer scientific products.  The most notable recent event in our scientific business was the expiration of the distribution contract for amplifier systems between our PLI subsidiary and another laser company on December 31, 2003.  We now offer the broadest solution set of high performance amplifiers for the research community.  We have seen some indications of changes in product mix as well as push-outs relating to procurement cycles and some creative specsmanship from our competitors.  Bookings in the materials processing market increased from the same periods one year ago due to growth across all geographic territories, especially in the Asia-Pacific region as customers completed their inventory burn-off and locked-in capacity to address end-market and seasonal demand.  From an application perspective, marking, engraving and textile processing led the growth curve and we achieved progress in the Computer Numerical Control (CNC) and thin metal processing applications.  Bookings in the OEM components and instrumentation market increased from the same periods one year ago, with strength in the bioinstrumentation market due to strong volume orders for our Compass and Sapphire lasers.  We have seen an increase in defense-related orders for use in countermeasures and remote detection as well as increased demand in the OEM medical market due to a pick-up in ophthalmic and dental applications.  These increases were partially offset by slower bookings of high-power diodes for use in industrial laser-pumping applications due to sluggish end-market demand and a high density of competitors.  Bookings in the graphic arts and display market decreased from the same periods one year ago, due to: (1) the bulk of orders received in the prior year quarter were annual buys and (2) the graphic arts industry is preparing for its major tradeshow in May 2004, which occurs once every four years.  Since many major products are introduced at this trade show, end customers typically wait to place orders until they see what the market has to offer.  We are represented at this show in a number of new products being introduced by our customers.

In our Lambda Physik segment, bookings increased 46.5% from the same quarter one year ago with increases in the industrial market, flatness in the scientific and medical market and a decrease in the lithography market.  Bookings in our Lambda Physik segment for the first six months of fiscal 2004 have increased 44.1% with an increase in the industrial market and decreases in the lithography and scientific and medical markets. Bookings in the industrial market increased from the same periods one year ago primarily due to a recovery in the microelectronics market, with improving demand for our TFT annealing products due to growth in flat panel display sales and increased activity in the ink-jet market, where Lambda excimer lasers are used to drill nozzles in the ink-jet heads.  Bookings in the lithography market decreased from the same periods one year ago primarily due to continued weakness in the lithography market, with current period orders related to service only.  Lambda Physik’s program in the high-power 193nm lithography arena remains on track for release in the first quarter of fiscal 2005 and we have several low-power A4003 lasers at customer sites for process development and pilot production.  Bookings in the scientific and medical market decreased from the same year-to-date period one year ago primarily due to weakness in the Asian scientific markets and a delay in availability of the OptexPro laser, a new cost-effective platform for vision correction, in the medical market.

Net Sales

Net sales include sales of lasers, laser-based systems, precision optics, related accessories and service contracts.  Net sales for the second fiscal quarter increased 31.0% in our Electro-Optics segment and decreased 9.6% in our Lambda Physik segment from the same quarter one year ago.  Net sales for the first six months of fiscal 2004 increased 23.8% in our Electro-Optics segment and decreased 18.9% in our Lambda Physik segment from the same period one year ago.  For a more complete description of the reasons for changes in net sales, we refer you to the “Results of Operations” section of this Form 10-Q.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (gross profit percentage) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the second fiscal quarter decreased from 43.3% to 42.8% in our Electro-Optics segment and increased from 27.6% to 32.2% in our Lambda Physik segment from the same quarter one year ago.  Gross profit percentage for the first six months of fiscal 2004 increased from 42.2% to 42.6% in our Electro-Optics segment and decreased from 31.3% to 25.6% in our Lambda Physik segment from the same period one year ago.  For a more complete description of the reasons for changes in gross profit percentage, we refer you to the “Results of Operations” section of this Form 10-Q.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (R&D percentage) is calculated as research and development expense for the period divided by net sales for the period.  R&D percentage increased from 11.8% to 12.4% in the second fiscal quarter and from 11.6% to 13.0% for the six months ended April 3, 2004 from the same quarter and year-to-date periods, respectively, one year ago.  For a more complete description of the reasons for changes in R&D percentage, refer to the “Results of Operations” section of this Form 10-Q.

Income (Loss) From Continuing Operations before Income Taxes and Minority Interest

Our income from continuing operations before income taxes and minority interest in the second quarter of fiscal 2004 increased $1.4 million to $5.3 million from the $3.9 million income in the same quarter one year ago, primarily due to higher sales volumes, partially offset by higher period expenses.  Income from continuing operations before income taxes and minority interest for the first six months of fiscal 2004 increased $25.8 million to $4.1 million from a loss of $21.7 million in the same period one year ago, primarily due to the prior year period’s larger restructuring, impairment and other charges.  For a more complete description of the reasons for changes in income (loss) from continuing operations before income taxes and minority interest, we refer you to the “Results of Operations” section of this Form 10-Q.

Cash Flows from Continuing Operating Activities

Cash flows from operating activities shown on our Condensed Consolidated Statements of Cash Flows represents the excess of cash collected from billings to our customers over cash paid to our vendors for expenses and inventory purchases to run our business.  This amount represents what is available from current operations to pay for equipment, technology, and other investing activities, to repay debt, fund acquisitions and for other financing purposes.  We believe this is an important performance indicator since cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth.  We believe generating consistent cash from operations is an indication that our products are achieving a high level of customer satisfaction and we are appropriately monitoring our expenses and inventory levels.  Cash flow from continuing operating activities in the second quarter of fiscal 2004 increased $8.7 million from the same quarter one year ago primarily due to a transfer of our short-term investment securities from trading to available-for-sale securities (resulting in a change in classification of net investments from the operating section to the investing section in the statement of cash flows) due to a change in our investment strategies.  Cash flow from continuing operating activities in the first six months of fiscal 2004 increased $33.8 million from the same period one year ago primarily due to the reclassification of our short-term investments from trading securities to available for sale securities and income tax refunds received in fiscal 2004, partially offset by increased trade receivables.  For a more complete description of the components of cash flows from continuing operating activities, we refer you to the Condensed Consolidated Statements of Cash Flows in this Form 10-Q and the “Changes in Financial Condition” section of this Form 10-Q.

Daily Sales Outstanding in Inventories

We calculate DSO in inventories as net inventories at the end of the period divided by net sales of the period and then multiplied by the number of days in the period, using 90 days for quarters and 360 days for annual periods.  This indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more working capital available.  The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in inventories for the second quarter of fiscal 2004 decreased 6.5 days from the same quarter one year ago.  The improvement in DSO in inventories is primarily due to better management of inventory levels in relation to sales volumes.

Daily Sales Outstanding in Receivables

We calculate daily sales outstanding (DSO) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters and 360 days for annual periods.  This indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more working capital available.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in receivables for the second quarter of fiscal 2004 decreased 7.2 days from the same quarter one year ago.  The improvement in DSO in receivables is primarily due to improved cash collections at Lambda Physik.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (capital spending percentage) is calculated as capital expenditures for the period divided by net sales for the period.  This indicates the extent to which we are expanding or modernizing our operations, including investments in technology.  Our capital spending percentage decreased from 6.5% to 4.6% compared to the same quarter one year ago due to tighter controlled spending.  Capital spending percentage increased from 6.1% to 14.3% for the first six months of fiscal 2004 compared to the same year-to-date period one year ago primarily due to our purchase of our previously-leased facility in Santa Clara, California in the first quarter of fiscal 2004.  We anticipate that capital spending for the remainder of fiscal 2004 will be approximately 6% to 7% of net sales, excluding the purchase of our previously-leased facility in the first quarter of fiscal 2004.

SIGNIFICANT EVENTS

In fiscal 2003, we undertook several initiatives aimed at both changing business strategy and improving operational efficiencies.  Changes in business strategy included the termination of the activities of our Coherent Telecom-Actives Group (CTAG).  In an attempt to improve operational efficiencies, we outsourced the production of printed circuit boards and non-essential optics, reassessed the planned utilization of certain long-lived assets at various operating sites and the activities of our manufacturing operations.  As a direct result of these initiatives, we recognized $31.1 million in restructuring, impairment and other charges in fiscal 2003.  We have begun to recognize the benefits from these restructuring activities.  We have initiated plans to reduce the number of manufacturing sites and to reduce our total facilities footprint.  We are running our factories more aggressively than we have in the past, with second shifts being the most common expansion vehicle.  These changes are expected to improve our gross margins in the remainder of the fiscal year.

On June 3, 2003, we initiated a tender offer to purchase the 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary owned by other shareholders for approximately $10.50 per share.  The offer period was originally set to expire on July 15, 2003, however, as a result of our decision to waive our requirement of owning a minimum of 95% of the total shares of Lambda Physik subsequent to the tender offer, the offer period was extended to July 30, 2003.  As of September 27, 2003, we purchased a total of 4,489,823 outstanding shares of Lambda Physik for approximately $47.7 million, resulting in a total ownership percentage of 94.26% (inclusive of shares previously owned).  We purchased an additional 98,677 of outstanding shares of Lambda Physik for approximately $1.3 million during the six months ended April 3, 2004 resulting in a total ownership percentage of 95.01% (inclusive of shares previously owned).  At April 3, 2004, we had $8.2 million held in an escrow account that is restricted for the sole purpose of acquiring the remaining outstanding shares of Lambda Physik and are included in non-current restricted cash, cash equivalents and short-term investments on our condensed consolidated balance sheets.  In January 2004, we reached 95% ownership of Lambda Physik.  On May 5, 2004, a resolution was passed at Lambda Physik’s shareholders meeting that permits us to acquire all remaining shares in accordance with the German Stock Corporation Act.  Upon acquisition of the minority interest, we plan on converting Lambda Physik from a stock corporation to a limited liability company, which will result in the Lambda Physik shares being de-listed from the Frankfurt Stock Exchange.

In January 2004, Lambda Physik announced a restructuring program, in which it plans to merge production sites and reduce headcount.  The remaining projected costs will result in an estimated cash outflow of approximately $0.7 million and will be recognized over the remainder of fiscal 2004, which we anticipate will be largely offset by savings achieved.  We estimate the fiscal 2005 savings to be approximately $2.1 million, at current exchange rates.

Fiscal 2004 will include 53 weeks, whereas fiscal 2003 included 52 weeks.  Accordingly, the second fiscal quarter of 2004 contained 14 weeks, whereas the second fiscal quarter of fiscal 2003 contained 13 weeks.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.0%	60.4%	60.2%	60.4%
Gross profit	41.0%	39.6%	39.8%	39.6%
Operating expenses:
Research and development	12.4%	11.8%	13.0%	11.6%
Selling, general and administrative	23.2%	25.0%	23.6%	24.1%
Restructuring, impairment and other charges	0.0%	2.7%	0.1%	11.1%
Intangibles amortization	1.4%	0.9%	1.6%	0.9%
Total operating expenses	36.9%	40.5%	38.3%	47.7%
Income (loss) from operations	4.1%	(0.9)%	1.5%	(8.1)%
Other income (expense):
Interest and dividend income	0.5%	1.4%	0.6%	1.6%
Interest expense	(0.6)%	(1.0)%	(0.7)%	(1.0)%
Foreign exchange gain (loss)	0.3%	(0.2)%	0.3%	(0.2)%
Write-down of Lumenis investment	—	—	—	(5.0)%
Other—net	(0.1)%	4.4%	—	2.2%
Total other income (expense), net	0.1%	4.6%	0.3%	(2.4)%
Income (loss) from continuing operations before income taxes and minority interest	4.2%	3.8%	1.8%	(10.5)%
Provision (benefit) for income taxes	2.0%	2.0%	0.9%	(1.6)%
Income (loss) from continuing operations before minority interest	2.2%	1.8%	0.9%	(8.9)%
Minority interest in subsidiaries’ (earnings) losses	0.1%	0.1%	0.2%	(0.1)%
Income (loss) from continuing operations	2.3%	1.9%	1.1%	(9.0)%
Discontinued operations, net of tax	0.2%	0.0%	0.1%	0.0%
Net income (loss)	2.5%	1.9%	1.2%	(9.0)%

Income from continuing operations for the second quarter of fiscal 2004 was $2.9 million ($0.09 per diluted share) compared to $1.9 million ($0.07 per diluted share) in the same quarter in the prior year.  The prior year quarter income included a one-time gain of $4.4 million ($2.0 million after-tax and net of minority interest) for a settlement fee received by Lambda Physik related to the cancellation of a customer contract, partially offset by a goodwill impairment charge of $2.4 million ($1.8 million net of minority interest) related to Lambda Physik’s lithography business.  Income from continuing operations for the six months ended April 3, 2004 was $2.6 million ($0.08 per diluted share).  For the same six month period in the prior year, loss from continuing operations was $18.6 million ($0.64 per share), including restructuring, impairment and other charges of $20.5 million ($13.5 million after-tax), goodwill impairment of $2.4 million ($1.8 million net of minority interest) related to Lambda Physik’s lithography business, and a $10.2 million impairment charge related to the write-down of our shares of Lumenis, Ltd (Lumenis), partially offset by a settlement fee of $4.4 million ($2.0 million after-tax and net of minority interest) received by Lambda Physik related to the cancellation of a customer contract.  The restructuring, impairment and other charges in the prior year six months included a $13.8 million ($8.3 million after-tax) charge related to the termination of activities of CTAG, a $3.7 million ($2.3 million after-tax) allowance against our note receivable from Picometrix, a $3.2 million ($2.7 million after-tax) write-down of our Lincoln, California facility to estimated net realizable value at December 28, 2002 and goodwill impairment of $2.4 million ($1.8 million net of minority interest) related to Lambda Physik’s lithography business.

NET SALES:

	Three Months Ended
	April 3, 2004		March 29, 2003
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Consolidated:
Domestic	$47,147	37.5%	$35,237	34.0%
Foreign	78,661	62.5%	68,275	66.0%
Total	$125,808	100.0%	$103,512	100.0%

Electro-Optics:
Domestic	$44,704	35.5%	$30,776	29.7%
Foreign	59,242	47.1%	48,545	46.9%
Total	$103,946	82.6%	$79,321	76.6%

Lambda Physik:
Domestic	$2,443	2.0%	$4,461	4.3%
Foreign	19,419	15.4%	19,730	19.1%
Total	$21,862	17.4%	$24,191	23.4%

	Six Months Ended
	April 3, 2004		March 29, 2003
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Consolidated:
Domestic	$91,292	39.1%	$73,410	35.7%
Foreign	142,467	60.9%	132,132	64.3%
Total	$233,759	100.0%	$205,542	100.0%

Electro-Optics:
Domestic	$85,950	36.8%	$64,536	31.4%
Foreign	108,619	46.4%	92,683	45.1%
Total	$194,569	83.2%	$157,219	76.5%

Lambda Physik:
Domestic	$5,342	2.3%	$8,874	4.3%
Foreign	33,848	14.5%	39,449	19.2%
Total	$39,190	16.8%	$48,323	23.5%

Consolidated

Net sales for the second fiscal quarter and the six months ended April 3, 2004 increased $22.3 million, or 22%, and $28.2 million, or 14%, respectively, from the same periods one year ago as a result of increased sales volumes in the Electro-Optics segment, partially offset by decreased sales volumes in the Lambda Physik segment.  During the second fiscal quarter, foreign sales increased by $10.4 million, or 15%, and domestic sales increased by $11.9 million, or 34%.  During the six months ended April 3, 2004, domestic sales increased $17.9 million, or 24%, and foreign sales increased $10.3 million, or 8%, from the same period one year ago.  We anticipate that consolidated net sales in the third quarter of fiscal 2004 will increase approximately 5% from second quarter of fiscal 2004 net sales.

Electro-Optics

Electro-Optics net sales increased $24.6 million, or 31%, and $37.4 million, or 24%, for the second fiscal quarter and six months ended April 3, 2004, respectively, compared to the corresponding prior year periods.  Domestic sales increased $13.9 million, or 45%, and foreign sales increased $10.7 million, or 22%, during the second quarter of fiscal 2004 compared to the same quarter one year ago.  Domestic sales increased $21.4 million, or 33%, and foreign sales increased $15.9 million, or 17%, for the first six months of fiscal 2004 compared to the same period one year ago.

The second fiscal quarter and the first six months of fiscal 2004 increases are primarily due to increases in the markets for microelectronics and scientific research and government programs, as well as the strengthening of the Euro and Yen against the U.S. dollar ($5.4 million and $10.6 million, respectively) and the acquisition of PLI ($4.0 million and $7.8 million, respectively).  Microelectronics application sales increased $12.4 million, or 92%, compared to the second quarter of fiscal 2003 and $18.1 million, or 70%, compared to the six months ended March 29, 2003, primarily due to improving fundamentals in the semiconductor equipment and consumer electronics markets.  Net sales within the scientific research and government programs lines of business improved by $8.9 million, or 38%, compared to the second quarter of fiscal 2003 and $15.5 million, or 34%, compared to the six months ended March 29, 2003, primarily as a result of the increase in sales from our acquisition of PLI and increased sales from new scientific products.  Although we experienced increases in orders received over the past several quarters and we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

Lambda Physik

Lambda Physik net sales decreased $2.3 million, or 10%, and $9.1 million, or 19%, for the second fiscal quarter and six months ended April 3, 2004, respectively, compared to the corresponding prior year periods.  Domestic sales decreased $2.0 million, or 45%, and foreign sales decreased $0.3 million, or 2%, during the second quarter of fiscal 2004 compared to the same quarter one year ago.  Domestic sales decreased $3.5 million, or 40%, and foreign sales decreased $5.6 million, or 14%, for the first six months of fiscal 2004 compared to the same period one year ago.

Net sales decreased in the second quarter of fiscal 2004 primarily due to lower sales volumes of $6.5 million, or 62%, in the lithography market due to continued softness in the market, partially offset by increases of $3.7 million, or 42%, in the industrial market due to higher service revenues and higher spare parts revenues from the ink jet market.  The second quarter of fiscal 2004 increases include the favorable impact of the strengthening of the Euro against the U.S. dollar ($2.2 million).  For the first six months of fiscal 2004, net sales decreased primarily due to lower sales volumes of $9.0 million, or 50%, in the lithography market due to continued softness in the market and lower industrial TFT sales.

GROSS PROFIT

Consolidated

Consolidated gross profit rate increased to 41.0% from 39.6% in the second fiscal quarter and increased to 39.8% from 39.6% for the six months ended April 3, 2004, compared to the same periods one year ago.  The second fiscal quarter increase in gross profit rate was primarily due to lower additional inventory provisions and lower losses on certain service contracts in the Lambda Physik segment, partially offset by less favorable manufacturing overhead absorption and higher warranty expenses in the Electro-Optics segment and lower shipments of higher margin lithography systems in the Lambda Physik segment.  The increase for the first six months of fiscal 2004 was primarily due to more effective leveraging of manufacturing overhead due to higher sales volumes and lower additional inventory provisions and lower losses on certain service contracts in the Lambda Physik segment, partially offset by lower shipments of higher margin industrial and lithography systems in the Lambda Physik segment, higher inventory costs included in our cost of sales resulting from our step acquisition of Lambda Physik and higher warranty expenses in the Electro-Optics segment.

Our consolidated gross profit rates have been and will continue to be affected by a variety of factors including foreign and domestic sales mix, manufacturing efficiencies, excess and obsolete inventory write downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, foreign currency fluctuations and field service margins.  We anticipate that our gross profit rate will be in the range of 40.5% to 42.5% in the third quarter of fiscal 2004.

Electro-Optics

The gross profit rate decreased to 42.8% from 43.3% in the second fiscal quarter, but increased to 42.6% from 42.2% for the six months ended April 3, 2004, compared to the same periods one year ago.  The second fiscal quarter decrease was primarily due to less favorable manufacturing overhead absorption in our semiconductor business unit and increased warranty expenses.  The increase for the first six months of fiscal 2004 was primarily due to more effective leveraging of manufacturing overhead due to higher sales volumes and lower other direct costs due to higher sales volumes, partially offset by higher warranty expenses.  We anticipate that our gross profit rate will increase to the mid 40th percentile by the end of fiscal 2004.

Lambda Physik

The gross profit rate increased to 32.2% from 27.6% in the second fiscal quarter, but decreased to 25.6% from 31.3% for the six months ended April 3, 2004, compared to the same periods one year ago.  The second fiscal quarter increase was primarily due to lower additional inventory provisions and lower losses on certain service contracts, partially offset by lower shipments of higher margin lithography systems and higher inventory costs included in our cost of sales resulting from our step acquisition of Lambda Physik.  The decrease for the first six months of fiscal 2004 was primarily due to lower shipments of higher margin industrial and lithography systems and higher inventory costs included in our cost of sales resulting from our step acquisition of Lambda Physik, partially offset by lower losses on certain service contracts and lower additional inventory provisions.

OPERATING EXPENSES:

	Three Months Ended
	April 3, 2004		March 29, 2003
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$15,538	12.4%	$12,261	11.8%
Selling, general and administrative	29,132	23.2%	25,923	25.0%
Restructuring, impairment and other charges	—	—	2,763	2.7%
Intangibles amortization	1,770	1.4%	947	0.9%
Total operating expenses	$46,440	36.9%	$41,894	40.5%

	Six Months Ended
	April 3, 2004		March 29, 2003
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$30,459	13.0%	$23,933	11.6%
Selling, general and administrative	55,090	23.6%	49,587	24.1%
Restructuring, impairment and other charges	237	0.1%	22,822	11.1%
Intangibles amortization	3,699	1.6%	1,782	0.9%
Total operating expenses	$89,485	38.3%	$98,124	47.7%

Total operating expenses increased $4.5 million, or 11%, during the second fiscal quarter from one year ago and as a percentage of net sales, total operating expenses decreased to 36.9% from 40.5% one year ago.  Total operating expenses decreased $8.6 million, or 9%, for the first six months of fiscal 2004 compared to the same period one year ago and as a percentage of net sales, total operating expenses decreased to 38.3% from 47.7% compared to the same period one year ago.  Total operating expenses include restructuring, impairment and other charges of $2.8 million, $0.2 million and $22.8 million during the quarter ended March 29, 2003 and year-to-date periods ended April 3, 2004 and March 29, 2003, respectively.

Research and development (R&D) expenses increased $3.3 million, or 27%, and $6.5 million, or 27%, in the fiscal quarter and year-to-date ended April 3, 2004 compared to the comparable periods one year ago.  As a percentage of net sales, R&D expense increased to 12.4% from 11.8% in the second fiscal quarter and to 13.0% from 11.6% in the six months ended April 3, 2004.  The increase was primarily due to increased spending to support new product development including the 193nm lithography program and increased spending to improve product reliability and expand specifications in our Lambda Physik segment, increased activities related to individually addressable semiconductor laser bar products in our Electro-Optics segment and the fiscal 2003 acquisitions of PLI and Molectron Detector, Inc. (Molectron), partially offset by the termination of our CTAG operations in the first quarter of fiscal 2003.  We anticipate the R&D expenses to be in the range of 11.5% to 12.5% of net sales in the third quarter of fiscal 2004.

Selling, general and administrative (SG&A) expenses increased $3.2 million, or 12%, and $5.5 million, or 11%, in the fiscal quarter and year-to-date ended April 3, 2004 compared to the comparable periods one year ago.  As a percentage of net sales, SG&A expenses decreased to 23.2% from 25.0% in the second fiscal quarter and to 23.6% from 24.1% in the six months ended April 3, 2004.  The dollar increase was primarily due to the acquisitions of PLI and Molectron, and higher depreciation expense and consulting related to our investments in information technology systems, partially offset by cost containment efforts and lower bad debt provisions.  We anticipate SG&A expenses to be in the range of 22.2% to 23.2% of net sales in the third quarter of fiscal 2004.

Our restructuring, impairment and other charges during the three months ended March 29, 2003 were primarily due to a goodwill impairment charge of $2.4 million ($1.8 million net of minority interest) related to Lambda Physik’s lithography business.  Our restructuring, impairment and other charges during the six months ended April 3, 2004 were due to an adjustment to the estimated contractual obligation for lease and other facility costs of the building formerly occupied by CTAG, net of sublease income.  Our restructuring, impairment and other charges during the six months ended March 29, 2003 consisted of (1) a $13.8 million charge related to the termination of our CTAG operations for the write-down of equipment to net realizable value; an accrual for the estimated contractual obligation for lease and other facility costs of the building formerly occupied by CTAG, net of sublease income; and the write-down of our option to purchase Picometrix; (2) a $3.7 million impairment charge to write-down the value of our note receivable from Picometrix to net realizable value; (3) a charge of $3.2 million to write-down our Lincoln, California land, buildings and improvements and equipment to their estimated net realizable value; (4) goodwill impairment of $2.4 million related to Lambda Physik’s lithography business; and (5) recoveries of $0.3 million in excess of estimated net realizable value for assets previously impaired and classified as held for sale.

Amortization of intangible assets increased $0.8 million, or 87%, and $1.9 million, or 108%, in the fiscal quarter and year-to-date ended April 3, 2004 compared to the comparable periods one year ago.  As a percentage of net sales, amortization expense increased to 1.4% from 0.9% in the second fiscal quarter and to 1.6% from 0.9% in the six months ended April 3, 2004.  The increase was due amortization of intangibles related to our fiscal 2003 acquisitions of PLI and Molectron and the step acquisition of an additional 34.6% of the outstanding shares of our Lambda Physik subsidiary.

OTHER INCOME (EXPENSE)

Other income, net of other expense, decreased to income of $0.2 million during the second quarter of fiscal 2004 from income of $4.8 million in the comparable fiscal quarter one year ago primarily due to the prior year quarter’s $4.4 million settlement fee received by Lambda Physik relating to the cancellation of a customer contract.  For the first six months of fiscal 2004, other income, net of other expense, changed to income of $0.6 million from an expense of $5.0 million one year ago primarily due to the prior year period’s $10.2 million charge for the write-down of our investment in Lumenis stock due to an other-than-temporary impairment, partially offset by the prior year period’s $4.4 million settlement fee received by Lambda Physik relating to the cancellation of a customer contract.

INCOME TAXES

The effective tax rate on income from continuing operations before minority interest for the second quarter of fiscal 2004 was 48.4% compared to 52.2% for the same quarter last year.  The effective tax rate on income from continuing operations before minority interest for the six months ended April 3, 2004 was 48.9% compared to a (15.3%) effective tax rate on loss from continuing operations in the prior year period.  The second quarter of fiscal 2004 effective tax rate decreased compared to the prior year quarter primarily due to the nondeductibility of the prior year quarter’s goodwill impairment charge, partially offset by the second fiscal quarter’s valuation allowance against losses at Lambda Physik.  For the first six months of fiscal 2004, the effective tax rate increased compared to the prior year period primarily due the current year’s valuation allowance against losses at Lambda Physik, the prior year’s valuation allowances recorded on the write-down of Lumenis stock and impairment of the Lincoln, California facility due to capital loss limitations and the nondeductibility of the prior year period’s goodwill impairment charge.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, higher than anticipated losses at Lambda Physik, or changes in tax laws or interpretations thereof.  We are in the process of attempting to reorganize our German manufacturing entities and a delay in the legal reorganization could result in the inability for us to reduce our effective tax rate to historical levels during the remainder of fiscal 2004.  In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities.  We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

MINORITY INTEREST IN SUBSIDIARIES (EARNINGS) LOSSES

Minority interest in subsidiaries losses increased to earnings of $0.2 million for the second quarter of fiscal 2004 from earnings of $0.1 million for the corresponding prior year quarter.  Minority interest in subsidiaries (earnings) losses increased to earnings of $0.5 million for the six months ended April 3, 2004 from a loss of $0.2 million for the corresponding prior year period.  The increase in earnings during the second fiscal quarter was due to the decreased profitability of our Lambda Physik subsidiary.  For the first six months of fiscal 2004, the increase is due to our acquisition of additional shares of Lambda Physik during fiscal 2003 and the first six months of fiscal 2004 and the decreased profitability of our Lambda Physik subsidiary.  In fiscal 2003, our Lambda

Physik subsidiary recorded a loss of approximately $17.0 million and we anticipate that additional losses will be incurred by Lambda Physik in the six months ended October 2, 2004.

We expect minority interest in subsidiaries’ (earnings) losses to decrease significantly in fiscal 2004 from fiscal 2003 due to our acquisition of additional shares of Lambda Physik during fiscal 2003 and 2004.  As of April 3, 2004, minority shareholders owned 4.99% of the shares of Lambda Physik.

In January 2004, we reached 95% ownership of Lambda Physik.  On May 5, 2004, a resolution was passed at Lambda Physik’s shareholders meeting that permits us to acquire all remaining shares in accordance with the German Stock Corporation Act.

DISCONTINUED OPERATIONS

Income from discontinued operations of $0.2 million during the second fiscal quarter and six months ended April 3, 2004 was due to the collection of a receivable from a customer of our discontinued medical segment that had been fully reserved.

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

	Six Months Ended
	April 3, 2004	March 29, 2003
	(In thousands)
Net cash provided by (used in) operating activities	$33,323	$(511)
Sales of shares under employee stock plans	4,441	3,393
Capital expenditures	(33,474)	(12,568)
Acquisition of businesses, net of cash acquired	(2,471)	(11,364)
Net payments on debt borrowings	(771)	(25,061)

Net cash provided by operating activities increased by $33.8 million to $33.3 million for the six months ended April 3, 2004 compared to net cash used in operating activities of $0.5 million for the same period one year ago.  The increase was primarily due to the reclassification of our short-term investments from trading securities to available-for-sale securities (resulting in a change in classification of net investments from the operating section to the investing section in the statement of cash flows) and income tax refunds received in the fiscal 2004, partially offset by increased trade receivables.  We believe that our cash flow provided by operating activities will be adequate to cover our fiscal 2004 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities.  We continue to follow our strategy to further strengthen our financial position by primarily using available cash flow to fund operations and to reduce the amount of debt we have outstanding.

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

Additional sources of cash available to us were a multi-currency line of credit and bank credit facilities totaling $58.6 million as of April 3, 2004, of which $58.2 million was unused and available.  These credit facilities were used in Europe during the six months ended April 3, 2004.  Our domestic lines of credit include a $12.5 million unsecured revolving account from Union Bank of California, which expires January 31, 2005.  No amounts have been drawn upon our domestic lines of credit as of April 3, 2004.

Our ratio of current assets to current liabilities was 4.0:1 at April 3, 2004 compared to 3.9:1 at September 27, 2003.  The increase in our ratio from September 27, 2003 to April 3, 2004 is primarily due to increases in accounts receivable, cash and cash equivalents and short-term investments, and inventories, partially offset by decreases in prepaid income taxes. Our cash position, working capital and debt obligations are as follows:

	April 3, 2004	September 27, 2003
	(In thousands)
Cash and cash equivalents	$83,070	$76,541
Working capital	309,698	297,869
Total debt obligations	41,994	42,051

Debt Obligations and Restricted Cash, Cash Equivalents and Short-term Investments

During fiscal 2002, we amended the notes used to finance our acquisition of Star Medical (Star notes).  The amendment included modifications of certain covenants associated with the notes and allowed a prepayment of a portion of the principal balance.  As a result, in October 2002 we prepaid $7.3 million of the principal balance with no prepayment penalty.  The Star notes originally included financial covenants such as maintaining a minimum tangible net worth, minimum consolidated debt to capitalization ratio, fixed charge coverage ratio, as well as non-financial covenants such as providing quarterly statements to the note holders.  In September 2003, we amended the agreement to relinquish all financial covenant requirements.  In place of the covenants, the amendment requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account.  At April 3, 2004, $15.2 million and $30.4 million of current and non-current restricted cash, cash equivalents and short-term investments were related to the Star notes (see Note 10 in our Notes to Condensed Consolidated Financial Statements).

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

Our $12.5 million unsecured revolving account from Union Bank of California agreement was subject to standard covenants related to financial ratios, profitability and dividend payments and required us to maintain $50 million of cash and certain short-term investments (as defined in the agreement) at all times in any bank in the United States.  During the second quarter of fiscal 2004, we amended the agreement.  The amendment relinquishes the cash requirements and modified the terms of certain financial covenants.  As of April 3, 2004, we were in compliance with these covenants.

As part of our tender offer to purchase the remaining outstanding shares of our Lambda Physik subsidiary, we were required by local regulations to have funds available for the offer in an account located in Germany.  As of April 3, 2004, we had $8.2 million restricted for the purchase of the remaining outstanding shares of Lambda Physik which are included in non-current restricted cash, cash equivalents and short-term investments on our condensed consolidated balance sheets.

Contractual Obligations and Off-Balance Sheet Arrangements

At April 3, 2004, we have committed $0.3 million to purchase equipment and software for our facilities and to improve our information technology infrastructure in our Electro-Optics segment.

Information regarding our long-term debt payments, operating lease payments, capital lease payments and long-term purchase commitments is provided in Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on Form 10-K for the fiscal year ended September 27, 2003, as amended.  There have been no material changes in contractual obligations since September 27, 2003, except for: (1) the purchase of the Santa Clara, California facility which resulted in the termination of the off-balance sheet arrangement and a decrease in our operating lease payment obligations of $0.8 million for each of fiscal years 2004 through 2006 and $21.3 million for fiscal 2007 and (2) in connection with our consolidation of Picometrix under FIN 46 R, Picometrix’s monthly operating lease payment obligation of $58,689 for the lease of their facility which expires June 2010.  Information regarding our other financial commitments at April 3, 2004 is provided in the Notes to the Condensed Consolidated Financial Statements in this filing.  See “Notes to Condensed Consolidated Financial Statements, Note 11— Commitments and Contingencies.”

Changes in Financial Condition

Cash, cash equivalents and short-term investments (excluding our investment in Lumenis common stock at September 27, 2003) increased $6.9 million (5%) to $141.6 million at April 3, 2004 from $134.7 million at September 27, 2003.  Cash and cash equivalents at April 3, 2004 increased $6.5 million (9%) to $83.1 million from $76.5 million at September 27, 2003 resulting from cash provided by operating activities of $33.3 million, cash provided by financing activities of $6.5 million, $2.0 million of cash provided by changes in exchange rates and $0.2 million of cash provided by discontinued operations, partially offset by cash used for investing activities of $35.5 million.  Our investments in Lumenis common stock decreased $0.3 million from September 27, 2003 due to the sale of the remainder of our shares.

Cash provided by operating activities during the six months ended April 3, 2004 was $33.3 million, which included depreciation and amortization of $19.0 million, increases in net deferred tax assets of $8.0 million, cash provided by operating assets and liabilities of  $3.3 million, net income from continuing operations of $2.6 million and other of $0.4 million.

Cash used for investing activities during the six months ended April 3, 2004 of $35.5 million included $33.5 million used to acquire property and equipment primarily due to the purchase of the Santa Clara, California facility, manufacturing equipment and investments in information technology, $2.5 million used primarily to purchase additional shares of Lambda Physik and buy-out the minority shareholders of Microlas and Optomech, and other of $0.7 million, partially offset by $1.2 million provided by proceeds from dispositions of property and equipment.

Cash provided by financing activities during the six months ended April 3, 2004 of $6.5 million included $4.5 million generated from our employee stock purchase and stock option plans and an increase in cash overdraft of $2.8 million, partially offset by net debt repayments of $0.8 million.

Changes in exchange rates during the six months ended April 3, 2004 provided $2.0 million, primarily due to the strengthening of the Euro and Japanese Yen in relation to the U.S. dollar.

Discontinued operations during the six months ended April 3, 2004 provided $0.2 million due to the collection of a receivable from a customer of our discontinued medical segment that had been fully reserved.

Accounts receivable, net, increased $18.7 million, or 26%, from September 27, 2003 to April 3, 2004 primarily due to increased sales volumes, the impact of the stronger Euro and Japanese Yen against the U.S. dollar and increases in receivables in Japan that have longer payment terms.  Prepaid expenses and other assets decreased $22.0 million, or 48%, from September 27, 2003 to April 3, 2004 primarily due to tax refunds received.  Other assets decreased $4.1 million, or 12%, from September 27, 2003 to April 3, 2004 primarily due to lower deferred tax assets.  Accounts payable increased $3.7 million, or 21%, from September 27, 2003 to April 3, 2004 primarily due to fees payable related to the Lambda Physik tender offer, increased inventories and timing of payments.  Other current liabilities decreased $3.4 million, or 5%, from September 27, 2003 to April 3, 2004 primarily due to decreases in liabilities for deferred taxes, customer deposits, other taxes payable and lease termination costs.  Other long-term liabilities increased $7.4 million, or 25%, from September 27, 2003 to April 3, 2004 primarily due to increased deferred tax liabilities.

RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” in January 2003, and a revised interpretation of FIN 46 (FIN 46 R) in December 2003.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.  Since January 31, 2003, we have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary.  For arrangements entered into prior to February 1, 2003, we were required to adopt the provisions of FIN 46 R in the second quarter of fiscal 2004.

During the second quarter of fiscal 2004, we evaluated our loan agreement with Picometrix (see Note 9) and determined that Picometrix is a variable interest entity as defined by FIN 46.  Furthermore, we concluded that we are the primary beneficiary as defined by FIN 46 and, as a result, we were required to consolidate Picometrix at April 3, 2004.  The assets and liabilities of Picometrix were measured at their respective fair values as of April 3, 2004, resulting in the consolidation of $3.5 million of assets, $2.3 million of liabilities and $0.6 million of intangible assets (consisting of existing technology to be amortized over approximately 8 years), offset by minority interest of $1.1 million.  At April 3, 2004, Picometrix had approximately $0.4 million of cash and cash equivalents and $0.1 million of fixed assets that have been pledged as collateral on their outstanding obligations and no creditors of Picometrix have any recourse provisions to our general credit.  In the third quarter of fiscal 2004, we will be required to include the results of operations of Picometrix in our consolidated financial statements, however, we do not believe this will have a material impact on our consolidated results of operations, financial position or cash flows.

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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This quarterly report on Form 10-Q contains forward-looking statements. These forward-looking statements include, without limitation, statements regarding:

•              net sales;

•              operating results;

•              achieve the expected results and benefits;

•              gross profits and our gross profit rate;

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

•              our ability to obtain components and materials in a timely manner;

•              our ability to identify alternative sources of supply for components;

•              our ability to achieve adequate manufacturing yields;

•              impact of recent acquisitions, including Positive Light, Inc.;

•              improvement of operating results in Lambda Physik;

•              growth in the semiconductor industry;

•              growth of the laser markets and applications for lasers;

•              growth of existing and future markets for our products, including materials processing, scientific research and government programs and security;

•              compliance with environmental regulations;

•              leveraging of our technology portfolio and application engineering;

•              our ability to optimize our leadership position in existing markets;

•              collaborative customer and industry relationships;

•              development and acquisition of new technologies and new companies;

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

Lambda Physik may not achieve the expected results in the lithography business.

Our Lambda Physik subsidiary recorded a loss of 15.7 million Euros (approximately $17.0 million) in fiscal 2003 and a loss of 7.9 million Euros (approximately $9.6 million) in the first half of fiscal 2004.  We anticipate that significant additional losses will be incurred by Lambda Physik for the remainder of fiscal 2004.  To a large degree, Lambda Physik’s future success is dependent on its ability to become a significant supplier of 193nm excimer lasers for lithography applications.  In the event that Lambda Physik does not make sufficient progress towards this goal by the end of calendar 2004, we may decide to exit lithography applications and deploy our resources in other more profitable areas.  Should we decide to discontinue our lithography business, there would be substantial charges that would have a material adverse effect on our consolidated financial performance.

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

During the six months ended April 3, 2004, our research and development expenses were 13% of net sales.  Over the last three fiscal years, our research and development expenses have been in the range of 11% to 13% of net sales.  Our future success depends on our ability to anticipate our customers’ needs and develop products that address those needs.  Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly.  If we fail to effectively transfer production processes, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed.

The successful completion of the upgrade to our information systems is critical to our ability to effectively and efficiently operate our business in the future.

Our success in navigating the current market will depend heavily upon our ability to assemble the necessary information to make informed decisions and implement those decisions quickly and effectively.  We have been working on a major upgrade to our technology infrastructure and information systems and have implemented the systems in the majority of our domestic manufacturing locations and our international sales and service sites.  We are still in the process of implementing the systems in one of our major domestic manufacturing sites and several of our foreign manufacturing sites.  This upgrade will result in a consolidation from multiple critical legacy systems to primarily one fully integrated enterprise system.  While we are taking great care to properly plan this implementation and to test the solution fully prior to the conversion, there can be no guarantees given that the conversion will not disrupt our operations.

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

For the six months ended April 3, 2004, 61% of our net sales were derived from customers outside of the United States.  During fiscal years 2003, 2002 and 2001, net sales from customers outside of the United States were 61%, 60% and 55%, respectively.  We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future.  A portion of our foreign sales occurs through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers.  Our foreign operations and sales are subject to a number of risks, including:

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

Laser systems are inherently complex in design and require ongoing regular maintenance.  The manufacture of our lasers, laser products and systems involves a highly complex and precise process.  As a result of the technical complexity of our products, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability.  To the extent that we do not achieve such yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected.  We provide warranties on our product sales, and allowances for estimated warranty costs are recorded during the period of sale.  The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty.  We currently establish warranty reserves based on historical warranty costs for each product line.  If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

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

Our ability to successfully offer our products and implement our business plan in evolving markets requires an effective planning and management process.  We continue to expand the scope of our operations domestically and internationally.  The growth in employee headcount and in sales, combined with the challenges of managing geographically-dispersed operations, has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources.  The failure to effectively manage our growth could disrupt our business and harm our operating results.

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

For the six months ended April 3, 2004, our research and development costs were $30.5 million, or 13% of net sales.  For our fiscal years 2003, 2002 and 2001, our research and development costs were $50.8 million, or 12%, $52.6 million, or 13%, and $53.0 million, or 11%, of net sales, respectively.  We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance.  Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Terrorist attacks have disrupted worldwide commerce. The continued threat of terrorism within the United States, Europe and the Pacific Rim, and the military action and heightened security measures in response to such threat, may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, interruptions in or delays to our receipt of products from our suppliers, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, financial condition or results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security price risk.  We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

A portion of our investment portfolio is composed of income securities.  These securities are subject to interest rate risk and will decrease in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10 percent from levels at April 3, 2004, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount.  We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.  If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At April 3, 2004, the fair value of our available-for-sale debt securities was $69.5 million, of which $58.5 million was classified as short-term investments and $11.0 million was classified as restricted cash, cash equivalents and short-term investments on our condensed consolidated balance sheets at April 3, 2004.

At April 3, 2004, we had fixed rate long-term debt of approximately $40.3 million, and a hypothetical 10% increase in interest rates would not have a material impact on the fair market value of this debt, based on pricing models using current interest rates.  We do not hedge any interest rate exposures.

Foreign currency exchange risk

We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets.  As a result, our earnings and cash flows are exposed to fluctuations in foreign currency exchange rates.  We attempt to limit these exposures through operational strategies and financial market instruments.  We utilize hedging instruments, primarily forward contracts with maturities of twelve months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in non-functional currencies.  Gains and losses on the forward contracts are mitigated by gains and losses on the underlying exposures.  We do not use derivative financial instruments for trading purposes.

Looking forward, we do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments.  There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Excluding Lambda Physik (discussed separately below), a hypothetical 10 percent appreciation of the forward adjusted U.S. dollar to April 3, 2004 market rates would decrease the unrealized value of our forward contracts by $0.5 million.  Conversely, a hypothetical 10 percent depreciation of the forward adjusted U.S. dollar to April 3, 2004 market rates would increase the unrealized value of our forward contracts by $0.6 million.

The following table provides information about our foreign exchange forward contracts at April 3, 2004.  The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value.  The U.S. notional fair value represents the contracted amount valued at April 3, 2004 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Fair Value Hedges:
Euro	1.2274	$727	$728
British Pound Sterling	1.8260	2,337	2,328
Japanese Yen	106.2571	2,851	2,679

At Lambda Physik, a hypothetical 10 percent appreciation of the Euro to April 3, 2004 market rates would decrease the unrealized value of our forward contracts by 0.6 million Euro.  Conversely, a hypothetical 10 percent depreciation of the Euro to April 3, 2004 market rates would increase the unrealized value of our forward contracts by 0.7 million Euro.

The following table provides information about Lambda Physik’s foreign exchange forward contracts at April 3, 2004.  The table presents the value of the contracts in Euro at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value.  The Euro notional fair value represents the contracted amount valued at April 3, 2004 rates.

Forward contracts to sell foreign currencies for Euro (in thousands, except contract rates):

	Average Contract Rate	Euro Notional Contract Value	Euro Notional Fair Value
Fair value hedges:
Japanese Yen	127.4863	5,323	5,494
Cashflow hedges:
U.S. Dollar	1.2334	973	992

Item 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the second quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on March 25, 2004.  Proposals I, II, III and IV were approved.  The results are as follows:

Proposal I

The following directors were elected at the meeting to serve as directors for the ensuing year:

	For	Against
Bernard J. Coullaud	21,237,873	7,392,484
Henry E. Gauthier	17,044,420	11,585,937
John R. Ambroseo	21,197,503	7,432,854
Charles W. Cantoni	24,690,751	3,939,607
John H. Hart	19,143,502	9,486,856
Robert J. Quillinan	18,295,388	10,334,969
Lawrence Tomlinson	24,822,867	3,807,491
Frank P. Carrubba	24,694,009	3,936,349

Proposal II

The proposal to amend the Company’s 2001 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 3,500,000 shares, from 2,800,000 shares to 6,300,000 shares.

For	Against	Abstained	Broker Non-Votes
12,754,837	12,155,811	274,833	3,444,877

Proposal III

The proposal to amend the Company’s 2001 Stock Plan to provide for the grant of stock appreciation rights, performance shares, performance units and deferred stock units in addition to options to purchase shares of the Company’s Common Stock.

For	Against	Abstained	Broker Non-Votes
19,110,909	5,796,034	278,538	3,444,877

Proposal IV

The proposal to ratify the appointment of Deloitte and Touche LLP as the Company’s independent auditors for the fiscal ended October 2, 2004.

For	Against	Abstained
27,285,192	817,444	27,722

The proposals above are described in detail in the Registrant’s definitive proxy statement filed on February 27, 2004 for the Annual Meeting of Stockholders held on March 25, 2004.

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

(b)         Reports on Form 8-K

On January 27, 2004, we furnished a current report on Form 8-K under Item 12 (Results of Operations and Financial Condition) and Item 7 (Financial Statements and Exhibits) disclosing the issuance of a press release announcing our financial results for the quarter ended December 27, 2003.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

May 17, 2004	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

May 17, 2004	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)