Form 10-Q
period 2004-07-03
COHERENT INC
filed 2004-08-11
CIK 21510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2004

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, at August 4, 2004 was 30,322,096 shares.

COHERENT, INC.

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Net sales	$127,951	$99,174	$361,710	$304,716
Cost of sales	72,964	62,225	213,716	186,333
Gross profit	54,987	36,949	147,994	118,383
Operating expenses:
Research and development	15,505	12,694	45,964	36,627
In-process research and development	—	4,430	—	4,430
Selling, general and administrative	28,626	25,437	83,716	75,024
Restructuring, impairment and other charges	18	289	255	23,111
Intangibles assets amortization	1,504	1,397	5,203	3,179
Total operating expenses	45,653	44,247	135,138	142,371
Income (loss) from operations	9,334	(7,298)	12,856	(23,988)
Other income (expense):
Interest and dividend income	574	995	1,912	4,318
Interest expense	(793)	(912)	(2,436)	(3,017)
Foreign exchange gain (loss)	(45)	(1,136)	772	(1,645)
Write-down of Lumenis investment	—	—	—	(10,212)
Other—net	614	1,383	694	5,912
Total other income (expense), net	350	330	942	(4,644)
Income (loss) from continuing operations before income taxes and minority interest	9,684	(6,968)	13,798	(28,632)
Provision (benefit) for income taxes	4,261	(3,576)	6,274	(6,893)
Income (loss) from continuing operations before minority interest	5,423	(3,392)	7,524	(21,739)
Minority interest in subsidiaries’ (earnings) losses	(269)	1,106	209	897
Income (loss) from continuing operations	5,154	(2,286)	7,733	(20,842)
Discontinued operations, net of income taxes of $145	—	—	218	—
Net income (loss)	$5,154	$(2,286)	$7,951	$(20,842)

Net income (loss) per basic share:
Income (loss) from continuing operations	$0.17	$(0.08)	$0.25	$(0.71)
Income from discontinued operations, net of income taxes	—	—	0.01	—
Net income (loss)	$0.17	$(0.08)	$0.26	$(0.71)

Net income (loss) per diluted share:
Income (loss) from continuing operations	$0.17	$(0.08)	$0.25	$(0.71)
Income from discontinued operations, net of income taxes	—	—	0.01	—
Net income (loss)	$0.17	$(0.08)	$0.26	$(0.71)

Shares used in computation
Basic	30,243	29,537	30,122	29,312
Diluted	30,620	29,537	30,502	29,312

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	July 3, 2004	September 27, 2003

ASSETS
Current assets:
Cash and cash equivalents	$89,468	$76,541
Restricted cash, cash equivalents and short-term investments	15,324	15,284
Short-term investments	64,520	58,407
Accounts receivable—net of allowances of $4,072 and $4,151, respectively	88,409	73,118
Inventories	107,045	100,147
Prepaid expenses and other assets	25,602	45,693
Deferred tax assets	41,214	29,792
Total current assets	431,582	398,982
Property and equipment, net	167,708	146,399
Restricted cash, cash equivalents and short-term investments	23,756	38,660
Goodwill	52,691	50,952
Intangible assets, net	37,500	40,327
Other assets	31,036	34,045
Total assets	$744,273	$709,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$14,039	$14,140
Accounts payable	20,622	17,632
Income taxes payable	6,570	1,361
Other current liabilities	65,721	67,980
Total current liabilities	106,952	101,113
Long-term obligations	14,505	27,911
Other long-term liabilities	39,728	29,008
Minority interest in subsidiaries	7,015	7,475
Commitments and contingencies (Note 11)
Stockholder’s equity:
Common stock, par value $.01:
Authorized—500,000 shares Outstanding—30,317 shares and 29,939 shares, respectively	301	298
Additional paid-in capital	306,997	299,378
Notes receivable from stock sales	(758)	(793)
Accumulated other comprehensive income	35,016	18,409
Retained earnings	234,517	226,566
Total stockholders’ equity	576,073	543,858
Total liabilities and stockholders’ equity	$744,273	$709,365

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	July 3, 2004	June 28, 2003
Cash flows from continuing operating activities:
Income (loss) from continuing operations	$7,733	$(20,842)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operating activities:
Purchases of short-term trading investments	—	(210,242)
Proceeds from sales and maturities of short-term trading investments	—	178,241
Write-down of Lumenis investment	—	10,212
Write-down of notes receivable from Picometrix	—	3,723
Non-cash restructuring, impairment and other charges	—	19,540
In-process research and development	—	4,430
Gain on sale of Lumenis common stock	(94)	(1,479)
Depreciation and amortization	22,601	21,131
Intangible assets amortization	5,203	3,179
Deferred income taxes	2,432	13,994
Other	1,788	81
Changes in operating assets and liabilities	10,102	(10,822)
Net cash provided by continuing operating activities	49,765	11,146
Cash flows from investing activities:
(Increase) decrease in restricted cash, cash equivalents and short-term investments	15,688	(55,167)
Purchases of property and equipment	(41,310)	(19,340)
Proceeds from dispositions of property and equipment and assets held for sale	2,303	1,886
Acquisition of businesses and minority interests, net of cash acquired	(2,471)	(44,131)
Purchases of available-for-sale securities	(256,204)	(75,703)
Proceeds from sales and maturities of available-for-sale securities	250,300	146,798
Other – net	(2,804)	38
Net cash used in investing activities	(34,498)	(45,619)
Cash flows from financing activities:
Long-term debt borrowings	—	360
Long-term debt payments	(14,254)	(16,237)
Short-term borrowings	—	710
Short-term repayments	—	(17,232)
Cash overdrafts increase	3,045	1,597
Sales of shares under employee stock plans	6,923	10,825
Collection of notes receivable from stock sales	35	1,252
Net cash used in financing activities	(4,251)	(18,725)

Net cash provided by discontinued operations	218	—
Effect of exchange rate changes on cash and cash equivalents	1,693	6,809
Net increase (decrease) in cash and cash equivalents	12,927	(46,389)
Cash and cash equivalents, beginning of period	76,541	131,018
Cash and cash equivalents, end of period	$89,468	$84,629

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,198	$4,065
Income taxes	$7,002	$10,258
Cash received during the period for:
Income taxes	$27,842	$8,132
Noncash investing and financing activities:
Tax benefit from stock option exercises	$659	$1,217
Portion of purchase price related to PLI acquisition included in other current liabilities	$—	$2,239

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

Our fiscal year ends on the Saturday closest to September 30.  Fiscal 2004 will include 53 weeks, whereas fiscal 2003 included 52 weeks.  Accordingly, the nine months ended July 3, 2004 contained 40 weeks, whereas the nine months ended June 28, 2003 contained 39 weeks.

Certain prior period amounts have been reclassified to conform to the current period presentation.  Such reclassifications had no impact on net income (loss) or stockholders’ equity for any period presented.

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), we have elected to follow the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) to account for employee stock options.  Under APB 25, no compensation expense is recognized when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

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

For purposes of estimating the effect of SFAS 123 on our net income (loss), the fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plans				Employee Stock Purchase Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Expected life in years	4.5	4.7	4.4	4.5	0.5	0.5	0.5	0.5
Expected volatility	73.0%	74.5%	73.6%	76.2%	42.7%	48.5%	44.1%	51.7%
Risk-free interest rate	3.7%	2.7%	3.2%	2.7%	1.5%	1.2%	1.4%	1.3%
Expected dividends	none	none	none	none	none	none	none	none

Our calculations for options under the Lambda Physik plan were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Option Plans
	Three Months Ended		Nine Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Expected life in years	3.5	3.5	3.5	3.5
Expected volatility	75.0%	75.0%	75.0%	75.0%
Risk-free interest rate	4.7%	4.7%	4.7%	4.7%
Expected dividends	none	none	none	none

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

	Three Months Ended		Nine Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income (loss), as reported	$5,154	$(2,286)	$7,951	$(20,842)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	4,852	2,793	5,518	10,580
Pro forma net income (loss)	$302	$(5,079)	$2,433	$(31,422)

Earnings (loss) per share:
Basic – as reported	$0.17	$(0.08)	$0.26	$(0.71)
Basic – pro forma	$0.01	$(0.17)	$0.08	$(1.07)

Diluted – as reported	$0.17	$(0.08)	$0.26	$(0.71)
Diluted – pro forma	$0.01	$(0.17)	$0.08	$(1.07)

2.              ACQUISITIONS

On June 3, 2003, we initiated a tender offer to purchase the 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary owned by other shareholders (the minority interest) for approximately $10.50 per share.  The offer period was originally set to expire on July 15, 2003, however, as a result of our decision to waive our requirement of owning a minimum of 95% of the total shares of Lambda Physik subsequent to the tender offer, the offer period was extended to July 30, 2003.  As of September 27, 2003, we purchased a total of 4,489,823 outstanding shares of Lambda Physik for approximately $47.7 million, resulting in a total ownership percentage of 94.26% (inclusive of shares previously owned).  We purchased an additional 98,677 outstanding shares of Lambda Physik for approximately $1.3 million during the nine month period ended July 3, 2004, resulting in a total ownership percentage of 95.01% (inclusive of shares previously owned).  We have accounted for this transaction as a step acquisition using the purchase method.

During the nine months ended July 3, 2004, the difference between the purchase price of the minority interest of $1.7 million (including acquisition costs of $0.4 million) and the carrying value of the minority interest of $1.1 million was recorded as an adjustment of the carrying value of the assets of Lambda Physik (the step acquisition adjustment).  The step acquisition adjustment was recorded based on the proportion of the minority interest acquired and was accounted for as follows (in thousands):

Reduction in carrying value of minority interest acquired	$1,077
Tangible assets	45
In-process research and development	45
Adjustment to existing goodwill of Lambda Physik	(174)
Goodwill	485
Intangible assets:
Existing technology	122
Trade name	59
Backlog	14
Customer base	5
Patents	2
Total	$1,680

At July 3, 2004, we had $8.3 million held in an escrow account that is restricted for the sole purpose of acquiring the remaining outstanding shares of Lambda Physik and is included in non-current restricted cash, cash equivalents and short-term investments on our condensed consolidated balance sheets.

3.              RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

Restructuring, impairment and other charges are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Termination of activities of the Coherent Telecom-Actives Group	$—	$339	$—	$14,122
Impairment of Lincoln land and building				3,150
Impairment of Picometrix note (Note 9)	—	—	—	3,723
Goodwill impairment	—		—	2,358
Other	18	(50)	255	(242)
Total	$18	$289	$255	$23,111

Coherent Telecom-Actives Group

Based on market information and insights and the status of our development projects of our Coherent Telecom-Actives Group (CTAG) obtained in the first quarter of fiscal 2003, we determined that our return on investment for at least the next several years would have been unsatisfactory and, therefore, additional investments were no longer justified.  As a result, we decided to terminate the activities of CTAG, an operating segment that had been aggregated with our Photonics Group in our Electro-Optics reportable segment.  During the nine months ended June 28, 2003, the charge related to the termination of these activities included a $6.5 million write-down of equipment and leasehold improvements to net realizable value; a $6.0 million accrual for the estimated contractual obligation for lease and other facility costs of the building, net of estimated sublease income, in San Jose, California, formerly occupied by CTAG; the $1.4 million write-off of our option to purchase Picometrix, Inc. (Picometrix); and $0.2 million of other restructuring costs.

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

Accrued Restructuring Charges

At July 3, 2004, we had $4.4 million accrued as a current liability on our condensed consolidated balance sheets for facilities related charges.  The following table sets forth an analysis of additional provisions and payments made during the nine months ended July 3, 2004 (in thousands):

Balance, September 27, 2003	$5,528
Provisions	237
Deductions	(1,343)
Balance, July 3, 2004	$4,422

The facilities related charges include an estimated $7.1 million of contractual obligations (net of estimated sublease income) for the lease and other facility related costs of our San Jose, California building, offset by $2.7 million of payments made through July 3, 2004.  The remaining restructuring accrual balance at July 3, 2004 is expected to result in cash expenditures through fiscal 2007.

4.              RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” in January 2003, and a revised interpretation of FIN 46 (FIN 46R) in December 2003.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.  Since January 31, 2003, we have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary.  For arrangements entered into prior to February 1, 2003, we were required to adopt the provisions of FIN 46R in the second quarter of fiscal 2004.

During the second quarter of fiscal 2004, we evaluated our loan agreement with Picometrix (see Note 9) and determined that Picometrix is a variable interest entity as defined by FIN 46.  Furthermore, we concluded that we are the primary beneficiary as defined by FIN 46 and, as a result, we were required to consolidate Picometrix at April 3, 2004.  The assets and liabilities of Picometrix were measured at their respective fair values as of April 3, 2004, resulting in the consolidation of $3.5 million of assets, $2.3 million of liabilities and $0.6 million of intangible assets (consisting of existing technology to be amortized over approximately 8 years), partially offset by minority interest of $1.1 million.  In the third quarter of fiscal 2004, we were required to include the results of operations of Picometrix in our consolidated financial statements.  As a result, we have included approximately $2.2 million of net sales and $0.4 million of income from continuing operations related to Picometrix.  The entire amount of income from continuing operations has been allocated to the minority interest, accordingly, the consolidation of Picometrix had no impact on our net income.  At July 3, 2004, Picometrix had approximately $0.4 million of cash and cash equivalents and $0.1 million of fixed assets that have been pledged as collateral on their outstanding obligations.  No creditors of Picometrix have any recourse provisions to our general credit.

In March 2004 the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, The Meaning of Other-than-Temporary Impairment and its application to Certain Investments.  This issue provides guidance for evaluating whether an investment is other-than-temporarily impaired and should be applied in impairment evaluations made in reporting periods beginning after June 15, 2004.  We have not yet determined the effect, if any, that the adoption of Issue No. 03-1 will have on our consolidated financial statements.

5.              REVENUE RECOGNITION

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104).  Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is probable.  Delivery is generally considered to have occurred upon shipment.  Our products typically include a one-year warranty and the estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

We generally recognize product revenue at the time of delivery and, for certain products for which we perform product installation services, the cost of installation is generally accrued at the time product revenue is recognized.

Our sales to distributors, resellers and end-user customers typically do not have customer acceptance provisions and only certain of our original equipment manufacturer (OEM) customer sales have customer acceptance provisions.  Customer acceptance is generally limited to performance under our published product specifications.  For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at our site or by the customer’s acceptance of the results of our testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	July 3, 2004
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$123,549	$—	$—	$123,549
Less: restricted cash and cash equivalents				(34,081)
				$89,468
Short-term investments:
Available-for-sale securities:
Commercial paper	$995	$—	$—	$995
Certificate of deposits	250	—	—	250
U.S. government and agency obligations	38,052	79	(7)	38,124
State and municipal obligations	20,077	193	(50)	20,220
Corporate notes and obligations	9,894	53	(17)	9,930
Total short-term investments	$69,268	$325	$(74)	69,519
Less: restricted short term-investments				(4,999)
				$64,520

	September 27, 2003
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Cash and cash equivalents	$84,943	$—	$—	$84,943
Less: restricted cash and cash equivalents				(8,402)
				$76,541
Short-term investments:
Available-for-sale securities:
Corporate equity securities	$393	$—	$(116)	$277
Commercial paper	549	—	—	549
U.S. government and agency obligations	57,278	171	(29)	57,420
State and municipal obligations	11,677	135	(1)	11,811
Corporate notes and obligations	33,755	213	(76)	33,892
Total short-term investments	$103,652	$519	$(222)	103,949
Less: restricted short term-investments				(45,542)
				$58,407

At July 3, 2004, $8.7 million of cash and cash equivalents were restricted for the purchase of the remaining outstanding shares of Lambda Physik (see Note 2), for security deposits and for disability insurance and $25.4 million were restricted pursuant to our Star notes agreement (see Note 10).  In addition, $5.0 million of short-term investments were also restricted pursuant to our Star notes agreement.  At September 27, 2003, $8.4 million of cash and cash equivalents were primarily restricted for the purchase of the remaining outstanding shares of Lambda Physik and for disability insurance and $45.6 million of short-term investments were restricted pursuant to our Star notes agreement.

The amortized cost and estimated fair value of available-for-sale investments in debt securities at July 3, 2004 and September 27, 2003, classified as short-term investments (including restricted amounts) on our condensed consolidated balance sheet were as follows (in thousands):

	July 3, 2004		September 27, 2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$53,406	$53,623	$53,633	$53,873
Due in 1 to 5 years	15,774	15,807	47,989	48,149
Due in 5 to 10 years	69	69	1,583	1,594
Due beyond 10 years	19	20	54	56
Total investments in available-for-sale debt securities	$69,268	$69,519	$103,259	$103,672

For the nine month period ended July 3, 2004, we received proceeds totaling $34.6 million from the sale of available-for-sale securities and realized gross gains and losses of $0.2 million and $0.1 million, respectively.  There were no sales of available-for-sale securities prior to March 30, 2003.  Realized gains from the sale of trading securities were $0.2 million for the nine month period ended June 28, 2003.  There were no sales of trading securities during the nine month period ended July 3, 2004.

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

8.              GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each reporting segment is as follows (in thousands):

	July 3, 2004	September 27, 2003
Electro-Optics	$35,279	$34,991
Lambda Physik	17,412	15,961
Total	$52,691	$50,952

Components of our amortizable intangible assets are as follows (in thousands):

	July 3, 2004			September 27, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$37,374	$9,098	$28,276	$36,093	$6,083	$30,010
Patents	8,924	3,463	5,461	8,258	2,682	5,576
Licenses	4,261	3,941	320	4,261	3,621	640
Drawings	1,203	762	441	1,122	544	578
Order backlog	1,979	1,970	9	1,803	1,457	346
Customer lists	2,106	933	1,173	2,086	640	1,446
Trade name	1,610	382	1,228	1,360	176	1,184
Non-compete agreement	908	316	592	646	99	547
Total	$58,365	$20,865	$37,500	$55,629	$15,302	$40,327

Amortization expense for intangible assets during the three and nine months ended July 3, 2004 were $1.5 million and $5.2 million, respectively.  At July 3, 2004, estimated amortization expense for the remainder of fiscal 2004, the next five succeeding fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2004 (remainder)	$1,476
2005	5,800
2006	5,272
2007	4,827
2008	4,669
2009	4,339
Thereafter	11,117
Total	$37,500

9.              BALANCE SHEET DETAILS:

Inventories are as follows (in thousands):

	July 3, 2004	September 27, 2003
Purchased parts and assemblies	$31,132	$27,817
Work-in-process	47,016	44,721
Finished goods	28,897	27,609
Inventories	$107,045	$100,147

Prepaid expenses and other assets consist of the following (in thousands):

	July 3, 2004	September 27, 2003
Prepaid expenses and other	$22,609	$21,776
Prepaid and refundable income taxes	1,898	23,101
Assets held for sale	1,095	816
Total prepaid expenses and other assets	$25,602	$45,693

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

Assets held for sale at July 3, 2004 and September 27, 2003 includes $0.2 million and $0.8 million, respectively, of impaired equipment at our Auburn, California and Tampere, Finland facilities, all of which are recorded at estimated net realizable value.  Assets held for sale at July 3, 2004 also includes $0.9 million for our former manufacturing facility in Sturbridge, Massachusetts, as this asset met the necessary requirements to be classified as such during the third quarter of fiscal 2004.

Other assets consist of the following (in thousands):

	July 3, 2004	September 27, 2003
Assets related to deferred compensation arrangements	$19,724	$17,466
Other assets	5,491	4,183
Deferred tax assets	5,821	11,433
Assets held for investment	—	963
Total other assets	$31,036	$34,045

Assets held for investment at September 27, 2003 included our former Sturbridge manufacturing facility.

Other current liabilities consist of the following (in thousands):

	July 3, 2004	September 27, 2003
Accrued payroll and benefits	$22,590	$22,006
Accrued expenses and other	18,700	18,729
Reserve for warranty	11,494	10,242
Accrued restructuring charges (Note 3)	4,422	5,528
Deferred income	4,628	3,756
Customer deposits	3,887	6,026
Lease termination cost	—	1,693
Total other current liabilities	$65,721	$67,980

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

Components of the reserve for warranty costs during the nine months ended July 3, 2004 and June 28, 2003 were as follows (in thousands):

	Nine Months Ended
	July 3, 2004	June 28, 2003
Beginning balance	$10,242	$8,495
Additions related to current period sales	16,445	9,912
Warranty costs incurred in the current period	(15,134)	(8,018)
Accruals resulting from acquisitions	—	253
Adjustments to accruals related to prior period sales	(59)	73
Ending balance	$11,494	$10,715

Other long-term liabilities consist of the following (in thousands):

	July 3, 2004	September 27, 2003
Deferred compensation	$19,724	$17,466
Deferred tax liabilities	14,316	5,968
Deferred income	1,671	1,477
Environmental remediation costs	507	547
Other long-term liabilities	3,510	3,550
Total other long-term liabilities	$39,728	$29,008

10.       CURRENT AND LONG-TERM OBLIGATIONS

At July 3, 2004 and September 27, 2003, our current and long-term obligations primarily consisted of our notes payable to finance our acquisition of Star Medical (Star notes).  In September 2002, we amended our Star notes agreement.  The amendment included modifications of certain covenants associated with the notes and allowed a prepayment of a portion of the principal balance.  As a result, in October 2002 we prepaid $7.3 million of the principal balance with no prepayment penalty.  The Star notes originally included financial covenants such as maintaining a minimum tangible net worth, minimum consolidated debt to capitalization ratio, fixed charge coverage ratio, as well as non-financial covenants such as providing quarterly statements to the note holders.  In September 2003, we amended the agreement to relinquish all financial covenant requirements.  In place of the covenants, the amendment requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account.  At July 3, 2004, $15.2 million and $15.2 million of current and non-current restricted cash, cash equivalents and short-term investments were related to the Star notes (see Note 6).

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

Management believes that our probable, nondiscounted net liability at July 3, 2004 for remaining costs associated with the above environmental matters is $0.5 million, which has been previously accrued.  This amount consists of total estimated probable costs of $0.6 million ($0.1 million included in other current liabilities and $0.5 million included in other long-term liabilities) reduced by minimum probable recoveries of $0.1 million included in other assets from other parties named to the order.

12.       COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2004	June 28, 2003	July3, 2004	June 28, 2003
Net income (loss)	$5,154	$(2,286)	$7,951	$(20,842)
Translation adjustment	1,840	7,549	16,462	17,476
Net gain (loss) on derivative instruments	76	(1)	64	91
Changes in unrealized gain (loss) on available-for-sale securities	10	1,819	81	(675)
Total comprehensive income (loss)	$7,080	$7,081	$24,558	$(3,950)

The following summarizes activity in accumulated other comprehensive income (loss) related to derivatives, net of income taxes, held by us (in thousands):

Balance, September 28, 2002	$(238)
Changes in fair value of derivatives	44
Net losses reclassified from OCI	47
Balance, June 28, 2003	$(147)

Balance, September 27, 2003	$(128)
Changes in fair value of derivatives	60
Net losses reclassified from OCI	4
Balance, July 3, 2004	$(64)

Accumulated other comprehensive income (net of tax) at July 3, 2004 is comprised of accumulated translation adjustments of $35.2 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.1 million.  Accumulated other comprehensive income (net of tax) at September 27, 2003 is comprised of accumulated translation adjustments of $18.7 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.2 million, respectively.

13.       EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based on the weighted average number of shares outstanding during the period.  Diluted earnings per share for the three and nine months ended July 3, 2004 is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options and stock purchase contracts using the treasury stock method and shares issuable under the Productivity Incentive Plan.  Diluted loss per share for the three and nine months ended June 28, 2003 is computed based on the weighted average number of shares outstanding during the period and does not include the effect of stock options and stock purchase contracts using the treasury stock method or shares issuable under the Productivity Incentive Plan as these items are antidilutive as a result of the net losses for the three and nine months then ended.

The following table presents information necessary to calculate basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Weighted average shares outstanding – basic	30,243	29,537	30,122	29,312
Common stock equivalents	354	—	356	—
Employee stock purchase plan equivalents	23	—	24	—
Weighted average shares and equivalents – diluted	30,620	29,537	30,502	29,312

Income (loss) from continuing operations for basic and diluted earnings per share computation	$5,154	$(2,286)	$7,733	$(20,842)

Income (loss) from continuing operations per share – basic	$0.17	$(0.08)	$0.25	$(0.71)
Income (loss) from continuing operations per share – diluted	$0.17	$(0.08)	$0.25	$(0.71)

A total of 2,975,000 and 3,487,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the three months ended July 3, 2004 and June 28, 2003, respectively.  A total of 3,294,000 and 3,598,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation for the nine months ended July 3, 2004 and June 28, 2003, respectively.

14.       SEGMENT INFORMATION

We are organized around two separately managed business units, Electro-Optics and Lambda Physik, which we have identified as reportable segments.  Our Electro-Optics reportable segment focuses on markets such as semiconductor and related manufacturing, materials processing, OEM laser components and instrumentation, scientific research and government programs, and graphic arts and display.  Our Lambda Physik reportable segment focuses on markets including lasers for the production of thin film transistors (TFT) used in flat panel displays, microlithography applications in the semiconductor industry, ink jet printers, automotive, environmental research, scientific research, medical OEMs, materials processing and micro-machining applications.

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

	Three Months Ended		Nine Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
	(In thousands)
Net sales:
Electro-Optics	$105,501	$83,342	$300,070	$240,561
Lambda Physik	22,450	15,832	61,640	64,155
Total net sales	$127,951	$99,174	$361,710	$304,716

Intersegment net sales:
Electro-Optics	$44	$157	$133	$172
Lambda Physik	1,157	436	1,495	1,308
Total intersegment sales	$1,201	$593	$1,628	$1,480

Income (loss) from continuing operations before income taxes, including tax-effected minority interest:
Electro-Optics	$12,268	$(574)	$25,952	$(12,330)
Lambda Physik	(2,515)	(5,660)	(11,688)	(6,107)
Corporate and other	(338)	372	(257)	(9,298)
Total income (loss) from continuing operations before income taxes, including tax-effected minority interest	$9,415	$(5,862)	$14,007	$(27,735)

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

FUTURE TRENDS

Microelectronics

With semiconductor fabrication utilization rates hovering at close to 100% capacity, the semiconductor industry continues to gain strength.  The enhanced capabilities of consumer electronics products such as cell phones and personal digital assistants require an increase in laser-based tools for their production.  New technologies that contributed to design wins over the past year are starting to be deployed and we are seeing the benefits of high volume requests for new, as well as legacy products.  As these new technologies are increasingly laser based, we believe the expansion in the semiconductor industry bodes well for the growth of photonics applications as a result of its unique process and test capabilities.

Graphic arts and display

If the adoption of newer digital technologies in the graphic arts market continues to remain robust as it was in fiscal 2003, we anticipate that this will have the continued effect of driving purchases of new printing technology.  A major trade show which occurs once every four years, took place in Dusseldorf, Germany in May 2004 where our technology was incorporated in a number of new products being introduced by our customers.  In the display market, there is substantial interest in laser projection for both large venues (digital cinema) and consumer home theaters.  While our OPS technology is still in an early stage for this application, we believe it has the potential to drive substantial development for low cost, mass producible display devices.

Materials processing

Anticipated drivers for expansion in the materials processing market include demands for reliability, longer tool lifetimes, lower cost of operation than conventional tools and expansion into new geographical areas.  The market for materials processing in Asian countries grew substantially in early 2003, which was then curbed by the SARS epidemic.  Growth has recently resumed at a rate similar to the rate experienced prior to the SARS epidemic.  We have recently made inroads in the Computer Numerical Control (CNC) and thin metal processing applications. These applications have traditionally been served by machine tools.  Broader penetration into these areas would increase our addressable base.

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

Our sales to distributors, resellers and end-user customers typically do not have customer acceptance provisions and only certain of our original equipment manufacturer (OEM) customer sales have customer acceptance provisions.  Customer acceptance is generally limited to performance under our published product specifications.  For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at our site or by the customer’s acceptance of the results of our testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.

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

At July 3, 2004, we had $90.2 million of goodwill and purchased intangible assets on our condensed consolidated balance sheet, the value of which we believe is reasonable based on the discounted estimated future cash flows of the associated products and technologies.

In fiscal 2003, we recorded total impairment charges of $19.2 million for the write-down of land, buildings, leasehold improvements and equipment to net realizable value as we determined their respective carrying values would not be fully recoverable.  Also in fiscal 2003, we recorded a goodwill impairment charge of $2.4 million ($1.8 million, net of minority interest) related to Lambda Physik’s lithography business as a result of significant changes in the economic outlook for this business.  At July 3, 2004, we had $167.7 million of property and equipment on our condensed consolidated balance sheet.

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

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition (dollars in thousands):

	Three Months Ended
	July 3, 2004	June 28, 2003	Change	% Change
Bookings – Electro-Optics	$103,431	$85,363	$18,068	21.2%
Bookings – Lambda Physik	$21,513	$18,158	$3,355	18.5%
Net sales – Electro-Optics	$105,501	$83,342	$22,159	26.6%
Net sales – Lambda Physik	$22,450	$15,832	$6,618	41.8%
Gross profit as a% of net sales – Electro-Optics	45.4%	41.0%	4.4%	10.7%
Gross profit as a% of net sales – Lambda Physik	31.6%	17.5%	14.1%	80.6%
Research and development as a% of net sales	12.1%	12.8%	(0.7)%	(5.5)%
Income (loss) from continuing operations before income taxes and minority interest	$9,684	$(6,968)	$16,652	239.0%
Net cash provided by continuing operating activities	$16,442	$11,657	$4,785	41.0%
DSO in inventories	75.3	96.3	(21.0)	(21.8)%
DSO in receivables	62.2	67.4	(5.2)	(7.7)%
Capital spending as a% of net sales	6.1%	6.8%	(0.7)%	(10.3)%

	Nine Months Ended
	July 3, 2004	June 28, 2003	Change	% Change
Bookings – Electro-Optics	$319,218	$249,069	$70,149	28.2%
Bookings – Lambda Physik	$69,916	$51,749	$18,167	35.1%
Net sales – Electro-Optics	$300,070	$240,561	$59,509	24.7%
Net sales – Lambda Physik	$61,640	$64,155	$(2,515)	(3.9)%
Gross profit as a% of net sales – Electro-Optics	43.6%	41.8%	1.8%	4.3%
Gross profit as a% of net sales – Lambda Physik	27.8%	27.9%	(0.1)%	(0.3)%
Research and development as a% of net sales	12.7%	12.0%	0.7%	5.8%
Income (loss) from continuing operations before income taxes and minority interest	$13,798	$(28,632)	$42,430	148.2%
Net cash provided by continuing operating activities	$49,765	$11,146	$38,619	346.5%
Capital spending as a% of net sales	11.4%	6.3%	5.1%	81.0%

Definitions and analysis of these performance indicators is as follows:

Bookings

Bookings represent orders expected to be shipped within 12 months.  Bookings are generally cancelable without substantial penalty and, historically, we generally have not experienced a significant rate of cancellation.  Bookings for a period are calculated by adding current period net sales to the increase or decrease in ending backlog during the period.

In our Electro-Optics segment, third fiscal quarter bookings increased 21.2% from the same quarter one year ago and 28.2% from the same year-to-date period one year ago.  Current quarter bookings, compared to the same quarter one year ago, increased in the microelectronics, graphic arts and display and OEM components and instrumentation markets, partially offset by decreases in the materials processing and scientific and government programs markets.  Year-to-date bookings increased in the microelectronics, scientific and government programs, OEM components and instrumentation and materials processing markets, partially offset by decreases in the graphic arts and display market.

Bookings in the microelectronics market increased from the same prior year periods as a result of sustained demand for wafer and packaging applications.  Demand in the wafer inspection, mask inspection and metrology applications remains strong as we benefited from legacy business as well as design wins achieved over the past 18 months.  New orders for advanced packaging and interconnect in printed circuit board (PCB) applications were especially strong in Japan, signaling continuing penetration of photonics-based via drilling in PCB direct imaging applications.  As growth in the PCB market is dependent upon higher throughput and support of new materials, we recently launched the new AviaTM ThorTM laser, which is an ideal tool for high-throughput via hole drilling in PC boards, as well as for drilling, cutting and trenching hard materials such as stainless steel, silicon, ceramics, diamond and sapphire. There are encouraging signs for PCB direct imaging as adoption of laser-based tools is expanding.  To address our key growth drivers of throughput, yield and cost per part, we recently released an 8W version of the Paladin, for which we expect the final tool will increase return on investments for PCB manufacturers.   Although bookings in the scientific and government programs market decreased slightly in the current quarter, they increased significantly year-to-date from the same period one year ago.  Geographically, the current quarter decrease was due to lower demand in Europe due to slower and potentially decreased funding for research and in Asia due to order delays.  Incoming orders for our standard scientific producs in the current quarter were weak, however orders for our custom laser business, representing leading edge performance, were strong.  Bookings in the OEM components and instrumentation market increased from the same periods one year ago, with strength in the bioinstrumentation market due to strong volume orders for our Compass and Sapphire lasers (primarily low-power).  We have seen an increase in defense-related orders for use in countermeasures and remote detection as well as increased demand in the OEM medical market due to a pick-up in ophthalmic and dental applications.  There are emerging applications in chip readers, DNA sequencing and microscopy that will leverage the higher power version of the Sapphire laser. Although bookings in the materials processing market decreased in the current quarter, they increased significantly year-to-date from the same period one year ago.  The current quarter decrease resulted from large orders placed by customers in the prior quarter to lock-in deliveries; detailed reviews with our customers indicate the end-user demand remains strong for our photonics-based equipment.  We have had no requests for delivery push-outs or order cancellations in this market and would not expect another large fluctuation in bookings in upcoming quarters. Graphic arts and display orders rebounded in the current quarter primarily due to thermal computer-to-plate (CTP) applications, which were the clear winners and the recent industry trade show, DRUPA, held in Düsseldorf, Germany during May. Updates to our legacy products as well as new product offerings to improve image quality, speed and cost have strengthened our position in thermal CTP. In addition, high-volume newspaper printing applications using our Paladin laser and applications for flexography and screen printing for textiles are exhibiting growth potential.

In our Lambda Physik segment, third fiscal quarter bookings increased 18.5% from the same quarter one year ago and 35.1% from the same year-to-date period one year ago.  Bookings increases in the industrial and scientific and medical markets were partially offset by decreases in the lithography market.

Bookings in the industrial market increased from the same periods one year ago primarily due to a recovery in the microelectronics market, with improving demand for our TFT annealing products due to growth in flat panel display sales and increased activity in the ink-jet market, where Lambda excimer lasers are used to drill nozzles in the ink-jet heads.  Bookings in the scientific and medical market increased primarily due to our Optex lasers in the medical market and strong U.S. scientific orders. Bookings in the lithography market decreased from the same periods one year ago primarily due to continued weakness in the lithography market, with current period orders related to service only.  Subsequent to quarter-end, Lambda introduced the LithoTexTM, its new high-power 193nm laser at Semicon West.  The laser is based upon a unique architecture called MORRATM (Master Oscillator Regenerative Ring Amplifier).  The design addresses two specific customer needs.  First, it produces a longer, naturally occurring temporal pulse width that results in peak intensities approximately 50% lower than competitive products for any given power level.  This serves to protect the expensive objective lens assembly from long-term intensity-driven degradation, resulting in lower cost of ownership for fab operators.  The second advantage is the lowest specified levels of amplified stimulated emission (ASE), which is background light that can be projected through the optical delivery system and can compromise image contrast on the wafer.  Minimizing ASE helps improve yields and lowers cost for chip manufacturers.  The LithoTexTM has also been designed with future needs in mind as it can accommodate increased output power and repetition rate as well as reduced linewidth.

Net Sales

Net sales include sales of lasers, laser-based systems, precision optics, related accessories and service contracts.  Net sales for the third fiscal quarter increased 26.6% in our Electro-Optics segment and 41.8% in our Lambda Physik segment from the same quarter one year ago.  Net sales for the first nine months of fiscal 2004 increased 24.7% in our Electro-Optics segment and decreased 3.9% in our Lambda Physik segment from the same period one year ago.  For a more complete description of the reasons for changes in net sales, we refer you to the “Results of Operations” section of this Form 10-Q.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (gross profit percentage) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the third fiscal quarter increased from 41.0% to 45.4% in our Electro-Optics segment and increased from 17.5% to 31.6% in our Lambda Physik segment from the same quarter one year ago.  Gross profit percentage for the first nine months of fiscal 2004 increased from 41.8% to 43.6% in our Electro-Optics segment and decreased from 27.9% to 27.8% in our Lambda Physik segment from the same period one year ago.  For a more complete description of the reasons for changes in gross profit percentage, we refer you to the “Results of Operations” section of this Form 10-Q.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (R&D percentage) is calculated as research and development expense for the period divided by net sales for the period.  R&D percentage decreased from 12.8% to 12.1% in the third fiscal quarter and increased from 12.0% to 12.7% for the nine months ended July 3, 2004 from the same quarter and year-to-date periods, respectively, one year ago.  For a more complete description of the reasons for changes in R&D percentage, refer to the “Results of Operations” section of this Form 10-Q.

Income (Loss) From Continuing Operations before Income Taxes and Minority Interest

Our income (loss) from continuing operations before income taxes and minority interest in the third quarter of fiscal 2004 increased $16.7 million to income of $9.7 million from a loss of $7.0 million in the same quarter one year ago, primarily due to higher sales volumes and higher gross margins as a percentage of sales, partially offset by higher period expenses.  Income (loss) from continuing operations before income taxes and minority interest for the first nine months of fiscal 2004 increased $42.4 million to income of $13.8 million from a loss of $28.6 million in the same period one year ago, primarily due to the prior year period’s larger restructuring, impairment and other charges, higher sales volumes and higher gross margins as a percentage of sales.  For a more complete description of the reasons for changes in income (loss) from continuing operations before income taxes and minority interest, we refer you to the “Results of Operations” section of this Form 10-Q.

Net Cash Provided by Continuing Operating Activities

Net cash provided by continuing operating activities shown on our Condensed Consolidated Statements of Cash Flows represents the excess of cash collected from billings to our customers over cash paid to our vendors for expenses and inventory purchases to run our business.  This amount represents what is available from current operations to pay for equipment, technology, and other investing activities, to repay debt, fund acquisitions and for other financing purposes.  We believe this is an important performance indicator since cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth.  We believe generating consistent cash from operations is an indication that our products are achieving a high level of customer satisfaction and we are appropriately monitoring our expenses and inventory levels.  Cash flow from continuing operating activities in the third quarter of fiscal 2004 increased $4.8 million from the same quarter one year ago primarily due to increased net income.  Cash flow from continuing operating activities in the first nine months of fiscal 2004 increased $38.6 million from the same period one year ago primarily due to the reclassification of our short-term investments from trading securities to available for sale securities and income tax refunds received in fiscal 2004, partially offset by increased trade receivables.  For a more complete description of the components of cash flows from continuing operating activities, we refer you to the Condensed Consolidated Statements of Cash Flows in this Form 10-Q and the “Changes in Financial Condition” section of this Form 10-Q.

Daily Sales Outstanding in Inventories

We calculate daily sales outstanding (DSO) in inventories as net inventories at the end of the period divided by net sales of the period and then multiplied by the number of days in the period, using 90 days for quarters.  This indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more working capital available.  The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in inventories for the third quarter of fiscal 2004 decreased 21.0 days from the same quarter one year ago to 75.3 days.  The improvement in DSO in inventories is primarily due to better management of inventory levels in relation to sales volumes.

Daily Sales Outstanding in Receivables

We calculate daily sales outstanding (DSO) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  This indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more working capital available.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in receivables for the third quarter of fiscal 2004 decreased 5.2 days from the same quarter one year ago.  The improvement in DSO in receivables is primarily due to improved cash collections at Lambda Physik.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (capital spending percentage) is calculated as capital expenditures for the period divided by net sales for the period.  This indicates the extent to which we are expanding or modernizing our operations, including investments in technology.  Our capital spending percentage decreased from 6.8% to 6.1% compared to the same quarter one year ago due to tighter controlled spending.  Our capital spending percentage increased from 6.3% to 11.4% for the first nine months of fiscal 2004 compared to the same year-to-date period one year ago primarily due to our purchase of our previously-leased facility in Santa Clara, California in the first quarter of fiscal 2004.  We anticipate that capital spending for the remainder of fiscal 2004 will be approximately 5% to 6% of net sales.

SIGNIFICANT EVENTS

On June 3, 2003, we initiated a tender offer to purchase the 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary owned by other shareholders for approximately $10.50 per share.  The offer period was originally set to expire on July 15, 2003, however, as a result of our decision to waive our requirement of owning a minimum of 95% of the total shares of Lambda Physik subsequent to the tender offer, the offer period was extended to July 30, 2003.  As of September 27, 2003, we purchased a total of 4,489,823 outstanding shares of Lambda Physik for approximately $47.7 million, resulting in a total ownership percentage of 94.26% (inclusive of shares previously owned).  We purchased an additional 98,677 outstanding shares of Lambda Physik for approximately $1.3 million during the nine months ended July 3, 2004 resulting in a total ownership percentage of 95.01% (inclusive of shares previously owned).  At July 3, 2004, we had $8.3 million held in an escrow account that is restricted for the sole purpose of acquiring the remaining outstanding shares of Lambda Physik and are included in non-current restricted cash, cash equivalents and short-term investments on our condensed consolidated balance sheets.  In January 2004, we reached 95% ownership of Lambda Physik.  On May 5, 2004, a resolution was passed at Lambda Physik’s shareholders meeting that permits us to acquire all remaining shares in accordance with the German Stock Corporation Act.  Following the May 5, 2004 resolution, several of Lambda Physik’s minority shareholders exercised their rights to contest our efforts in acquiring all of the remaining outstanding shares and an initial judicial review of their claims is scheduled to take place in the future.  Upon acquisition of the minority interest, we plan on converting Lambda Physik from a stock corporation to a limited liability company, which will result in the Lambda Physik shares being de-listed from the Frankfurt Stock Exchange.

In January 2004, Lambda Physik announced a restructuring program, in which it plans to merge production sites and reduce headcount.  The remaining projected costs will result in an estimated cash outflow of approximately $0.2 million and will be recognized over the remainder of fiscal 2004, which we anticipate will be largely offset by savings achieved.  We estimate the fiscal 2005 savings to be approximately $2.3 million, at current exchange rates.

Fiscal 2004 will include 53 weeks, whereas fiscal 2003 included 52 weeks.  Accordingly, the nine months ended July 3, 2004 contained 40 weeks, whereas the nine months ended June 28, 2003 contained 39 weeks.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.0%	62.7%	59.1%	61.1%
Gross profit	43.0%	37.3%	40.9%	38.9%
Operating expenses:
Research and development	12.1%	12.8%	12.7%	12.0%
In-process research and development	—	4.5%	—	1.5%
Selling, general and administrative	22.4%	25.6%	23.1%	24.6%
Restructuring, impairment and other charges	0.0%	0.3%	0.1%	7.6%
Intangibles amortization	1.2%	1.4%	1.4%	1.0%
Total operating expenses	35.7%	44.6%	37.3%	46.7%
Income (loss) from operations	7.3%	(7.3)%	3.6%	(7.9)%
Other income (expense):
Interest and dividend income	0.4%	1.0%	0.5%	1.4%
Interest expense	(0.6)%	(0.9)%	(0.7)%	(1.0)%
Foreign exchange gain (loss)	0.0%	(1.1)%	0.2%	(0.5)%
Write-down of Lumenis investment	—	—	—	(3.4)%
Other—net	0.5%	1.4%	0.2%	1.9%
Total other income (expense), net	0.3%	0.3%	0.2%	(1.5)%
Income (loss) from continuing operations before income taxes and minority interest	7.6%	(7.0)%	3.8%	(9.4)%
Provision (benefit) for income taxes	3.4%	(3.6)%	1.7%	(2.3)%
Income (loss) from continuing operations before minority interest	4.2%	(3.4)%	2.1%	(7.1)%
Minority interest in subsidiaries’ (earnings) losses	(0.2)%	1.1%	0.0%	0.3%
Income (loss) from continuing operations	4.0%	(2.3)%	2.1%	(6.8)%
Discontinued operations, net of tax	—	—	0.1%	—
Net income (loss)	4.0%	(2.3)%	2.2%	(6.8)%

Income from continuing operations for the third quarter of fiscal 2004 was $5.2 million ($0.17 per diluted share) compared to loss from continuing operations of $2.3 million ($0.08 per diluted share) in the same quarter in the prior year.  The current year quarter income included a $1.2 million gain related to the sale of certain technology.  The prior year quarter loss included a $4.4 million write-off of purchased in-process research and development (IPR&D) related to the acquisition of Positive Light, Inc., partially offset by a gain of $1.5 million related to the sale of 5.2 million shares of Lumenis, Ltd. (Lumenis) and a $0.9 million tax benefit relating to a refund of prior year taxes.  Income from continuing operations for the nine months ended July 3, 2004 was $7.7 million ($0.25 per diluted share), including a $1.2 million gain related to the sale of certain technology.  For the same nine month period in the prior year, loss from continuing operations was $20.8 million ($0.71 per share), including restructuring, impairment and other charges of $20.8 million , write-off of IPR&D related to the acquisition of Positive Light, Inc. (PLI) of $4.4 million, goodwill impairment of $2.4 million related to Lambda Physik’s lithography business, and a $10.2 million impairment charge related to the write-down of our shares of Lumenis, partially offset by a settlement fee of $4.4 million received by Lambda Physik related to the cancellation of a customer contract, a gain of $1.5 million related to the sale of 5.2 million shares of Lumenis and a $0.9 million tax benefit related to a refund of prior year taxes.  The restructuring, impairment and other charges in the prior year nine months included a $14.1 million charge related to the termination of activities of CTAG, a $3.7 million allowance against our note receivable from Picometrix, and a $3.2 million write-down of our Lincoln, California facility to estimated net realizable value at December 28, 2002.

NET SALES:

	Three Months Ended
	July 3, 2004		June 28, 2003
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Consolidated:
Domestic	$48,013	37.5%	$39,480	39.8%
Foreign	79,938	62.5%	59,694	60.2%
Total	$127,951	100.0%	$99,174	100.0%

Electro-Optics:
Domestic	$44,847	35.0%	$37,090	37.4%
Foreign	60,654	47.4%	46,252	46.6%
Total	$105,501	82.4%	$83,342	84.0%

Lambda Physik:
Domestic	$3,166	2.5%	$2,390	2.4%
Foreign	19,284	15.1%	13,442	13.6%
Total	$22,450	17.6%	$15,832	16.0%

	Nine Months Ended
	July 3, 2004		June 28, 2003
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Consolidated:
Domestic	$139,304	38.5%	$112,891	37.0%
Foreign	222,406	61.5%	191,825	63.0%
Total	$361,710	100.0%	$304,716	100.0%

Electro-Optics:
Domestic	$130,796	36.2%	$101,627	33.4%
Foreign	169,274	46.8%	138,934	45.6%
Total	$300,070	83.0%	$240,561	79.0%

Lambda Physik:
Domestic	$8,508	2.3%	$11,264	3.6%
Foreign	53,132	14.7%	52,891	17.4%
Total	$61,640	17.0%	$64,155	21.0%

Consolidated

Net sales for the third fiscal quarter and the nine months ended July 3, 2004 increased $28.8 million, or 29%, and $57.0 million, or 19%, respectively, from the same periods one year ago.  The increase in the third fiscal quarter of 2004 was as a result of increased sales volumes in both segments and the year-to-date increase was due to increased sales volumes in the Electro-Optics segment, partially offset by decreased sales volumes in the Lambda Physik segment.  During the third fiscal quarter, foreign sales increased by $20.2 million, or 34%, and domestic sales increased by $8.5 million, or 22%.  During the nine months ended July 3, 2004, foreign sales increased $30.6 million, or 16%, and domestic sales increased $26.4 million, or 23%, from the same period one year ago.  We anticipate that consolidated net sales in the fourth quarter of fiscal 2004 will increase approximately 3% to 6% from third quarter of fiscal 2004 net sales.

Electro-Optics

Electro-Optics net sales increased $22.2 million, or 27%, and $59.5 million, or 25%, for the third fiscal quarter and nine months ended July 3, 2004, respectively, compared to the corresponding prior year periods.  Domestic sales increased $7.8 million, or

21%, and foreign sales increased $14.4 million, or 31%, during the third quarter of fiscal 2004 compared to the same quarter one year ago.  Domestic sales increased $29.2 million, or 29%, and foreign sales increased $30.3 million, or 22%, for the first nine months of fiscal 2004 compared to the same period one year ago.

The third fiscal quarter increase is primarily due to increases in the markets for microelectronics, OEM components and instrumentation and materials processing applications, including the strengthening of the Euro and Yen against the U.S. dollar ($3.3 million).  Microelectronics application sales increased $15.3 million, or 104%, compared to the third quarter of fiscal 2003, primarily due to improving fundamentals in the semiconductor equipment and consumer electronics markets.  OEM components and instrumentation application sales increased $4.8 million, or 22%, primarily due to significantly increased bioinstrumentation volumes.  Materials processing application sales increased $3.5 million, or 27%, primarily due to unusually strong orders in the prior quarter for marking, engraving and textile processing.  The year-to-date increase is primarily due to increases in the markets for microelectronics, scientific research and government programs and OEM components and instrumentation applications, including the strengthening of the Euro and Yen against the U.S. dollar ($14.2 million).  Microelectronics application sales increased $33.4 million, or 82%, compared to the same period in fiscal 2003, primarily due to improving fundamentals in the semiconductor equipment and consumer electronics markets.  Net sales within the scientific research and government programs lines of business improved by $14.7 million, or 20%, compared to the nine months ended June 28, 2003, primarily as a result of the increase in sales from our acquisition of PLI and increased sales from new scientific products.  OEM components and instrumentation application sales increased $8.4 million, or 12%, primarily due to significantly increased bioinstrumentation volumes.  Although we experienced increases in orders received over the past several quarters and we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

Lambda Physik

Lambda Physik net sales increased $6.6 million, or 42%, for the third fiscal quarter and decreased $2.5 million, or 4%, for the nine months ended July 3, 2004, compared to the corresponding prior year periods.  Domestic sales increased $0.8 million, or 32%, and foreign sales increased $5.8 million, or 43%, during the third quarter of fiscal 2004 compared to the same quarter one year ago.  Domestic sales decreased $2.8 million, or 24%, and foreign sales increased $0.2 million, or less than 1%, for the first nine months of fiscal 2004 compared to the same period one year ago.

Net sales increased in the third quarter of fiscal 2004 primarily due to higher sales volumes of $8.5 million, or 151%, in the industrial market due to higher industrial TFT sales, higher ink jet system sales and higher service revenues and $1.8 million, or 54%, higher sales in the scientific and medical market due to stronger medical sales, partially offset by lower sales volumes of $3.6 million, or 53%, in the lithography market due to continued softness in the market. The third quarter of fiscal 2004 increases include the favorable impact of the strengthening of the Euro against the U.S. dollar ($1.2 million).

For the first nine months of fiscal 2004, net sales decreased primarily due to lower sales volumes of $12.6 million, or 51%, in the lithography market due to continued softness in the market, partially offset by higher industrial market sales of $7.3M, or 27%, due to increased industrial TFT and ink jet system sales as well as higher medical system sales. The year-to-date fiscal 2004 increases include the favorable impact of the strengthening of the Euro against the U.S. dollar ($5.5 million).

GROSS PROFIT

Consolidated

Our consolidated gross profit rate increased to 43.0% from 37.3% in the third fiscal quarter and increased to 40.9% from 38.9% for the nine months ended July 3, 2004, compared to the same periods one year ago.  The third fiscal quarter increase in gross profit rate was primarily due to lower additional inventory provisions and lower losses on certain service contracts in the Lambda Physik segment, more favorable manufacturing overhead absorption in both segments and lower warranty expenses in the Lambda Physik segment, partially offset by increased lower margin industrial service business and lower shipments of higher margin lithography systems in the Lambda Physik segment.  The increase for the first nine months of fiscal 2004 was primarily due to more effective leveraging of manufacturing overhead due to higher sales volumes and lower additional inventory provisions, lower losses on certain service contracts and lower warranty expenses in the Lambda Physik segment, partially offset by lower shipments of higher margin industrial and lithography systems in the Lambda Physik segment, higher inventory costs resulting from our step acquisition of Lambda Physik and higher warranty expenses in the Electro-Optics segment.

Our consolidated gross profit rates have been and will continue to be affected by a variety of factors including foreign and domestic sales mix, manufacturing efficiencies, excess and obsolete inventory write downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, foreign currency fluctuations and field service margins.  We anticipate that our gross profit rate will be in the range of 42% to 44% in the fourth quarter of fiscal 2004.

Electro-Optics

The gross profit rate increased to 45.4% from 41.0% in the third fiscal quarter and increased to 43.6% from 41.8% for the nine months ended July 3, 2004, compared to the same periods one year ago.  The third fiscal quarter increase was primarily due to increased yields and productivity, improved absorption of manufacturing overhead and favorable product mix, with increased volumes of higher margin products.  The increase for the first nine months of fiscal 2004 was primarily due to more effective leveraging of manufacturing overhead due to higher sales volumes and lower inventory provisions, partially offset by higher warranty expenses.  We reached our goal of 45% margin one quarter ahead of schedule and anticipate a more modest improvement in our quarterly gross profit rate in the next quarter.

Lambda Physik

The gross profit rate increased to 31.6% from 17.5% in the third fiscal quarter, but decreased to 27.8% from 27.9% for the nine months ended July 3, 2004, compared to the same periods one year ago.  The third fiscal quarter increase was primarily due to lower inventory provisions, lower losses on certain service contracts, lower manufacturing expenses and lower warranty expenses due to improved quality, partially offset by lower shipments of higher margin lithography systems.  The slight decrease for the first nine months of fiscal 2004 was primarily due to lower shipments of higher margin industrial and lithography systems and higher inventory costs included in our cost of sales resulting from our step acquisition of Lambda Physik, partially offset by lower losses on certain service contracts, lower additional inventory provisions and lower warranty expenses due to improved quality.

OPERATING EXPENSES:

	Three Months Ended
	July 3, 2004		June 28, 2003
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$15,505	12.1%	$12,694	12.8%
In-process research and development	—	—	4,430	4.5%
Selling, general and administrative	28,626	22.4%	25,437	25.6%
Restructuring, impairment and other charges	18	0.0%	289	0.3%
Intangibles amortization	1,504	1.2%	1,397	1.4%
Total operating expenses	$45,653	35.7%	$44,247	44.6%

	Nine Months Ended
	July 3, 2004		June 28, 2003
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$45,964	12.7%	$36,627	12.0%
In-process research and development	—	—	4,430	1.5%
Selling, general and administrative	83,716	23.1%	75,024	24.6%
Restructuring, impairment and other charges	255	0.1%	23,111	7.6%
Intangibles amortization	5,203	1.4%	3,179	1.0%
Total operating expenses	$135,138	37.3%	$142,371	46.7%

Total operating expenses increased $1.4 million, or 3%, during the third fiscal quarter from one year ago and as a percentage of net sales, total operating expenses decreased to 35.7% from 44.6% one year ago.  Total operating expenses decreased $7.2 million, or 5%, for the first nine months of fiscal 2004 compared to the same period one year ago and as a percentage of net sales, total operating expenses decreased to 37.3% from 46.7% compared to the same period one year ago.  Total operating expenses include restructuring, impairment and other charges of $0.3 million during the quarter ended June 28, 2003 and $0.3 million and $23.1 million during the year-to-date periods ended July 3, 2004 and June 28, 2003, respectively.

Research and development (R&D) expenses increased $2.8 million, or 22%, and $9.3 million, or 25%, in the fiscal quarter and nine months ended July 3, 2004 compared to the comparable periods one year ago.  As a percentage of net sales, R&D expense decreased to 12.1% from 12.8% in the third fiscal quarter and increased to 12.7% from 12.0% in the nine months ended July 3, 2004.

The current quarter increase in spending was primarily due to increased spending to support new product development including the 193nm lithography program in our Lambda Physik segment, increased activities related to individually addressable semiconductor laser bar products in our Electro-Optics segment and the consolidation of Picometrix under FIN 46R.  The current quarter decrease as a percentage of sales was due to significantly increased sales volumes.  The year-to-date increase was due to increased spending to support new product development including the 193nm lithography program and increased spending to improve product reliability and expand specifications in our Lambda Physik segment, increased activities related to individually addressable semiconductor laser bar products in our Electro-Optics segment, the fiscal 2003 acquisitions of PLI and Molectron Detector, Inc. (Molectron) and the consolidation of Picometrix under FIN 46R, partially offset by the termination of our CTAG operations in the first quarter of fiscal 2003.  We anticipate the R&D expenses to be in the range of 12.0% to 12.5% of net sales in the fourth quarter of fiscal 2004.

The in-process research and development charge of $4.4 million in the quarter and nine months ended June 28, 2003 resulted from our acquisition of PLI.

Selling, general and administrative (SG&A) expenses increased $3.2 million, or 13%, and $8.7 million, or 12%, in the fiscal quarter and nine months ended July 3, 2004 compared to the comparable periods one year ago.  As a percentage of net sales, SG&A expenses decreased to 22.4% from 25.6% in the third fiscal quarter and to 23.1% from 24.6% in the nine months ended July 3, 2004.  The current quarter dollar increase was primarily due to higher sales commissions, higher facilities expenses due to building remodeling, higher depreciation expense and consulting related to our investments in information technology systems and the consolidation of Picometrix under FIN 46R.  The year-to-date increase was primarily due to the acquisitions of PLI and Molectron, higher depreciation expense and consulting related to our investments in information technology systems, higher facilities expenses due to building remodeling and higher headcount related expenses partially offset by cost containment efforts and lower bad debt provisions.  We anticipate SG&A expenses to be in the range of 22.0% to 23.5% of net sales in the fourth quarter of fiscal 2004.

Our restructuring, impairment and other charges of $23.1 million during the nine months ended June 28, 2003 consisted of (1) a $14.1 million charge related to the termination of our CTAG operations for the write-down of equipment to net realizable value; an accrual for the estimated contractual obligation for lease and other facility costs of the building formerly occupied by CTAG, net of sublease income; and the write-down of our option to purchase Picometrix; (2) a $3.7 million impairment charge to write-down the value of our note receivable from Picometrix to net realizable value; (3) a charge of $3.2 million to write-down our Lincoln, California land, buildings and improvements and equipment to their estimated net realizable value; (4) goodwill impairment of $2.4 million related to Lambda Physik’s lithography business; and (5) recoveries of $0.3 million in excess of estimated net realizable value for assets previously impaired and classified as held for sale.

Amortization of intangible assets increased $0.1 million, or 8%, and $2.0 million, or 64%, in the fiscal quarter and nine months ended July 3, 2004 compared to the comparable periods one year ago.  As a percentage of net sales, amortization expense decreased to 1.2% from 1.4% in the third fiscal quarter and increased to 1.4% from 1.0% in the nine months ended July 3, 2004.  The dollar increases were due to amortization of intangibles related to our fiscal 2003 acquisitions of PLI and Molectron and the step acquisition of an additional 34.6% of the outstanding shares of our Lambda Physik subsidiary.

OTHER INCOME (EXPENSE)

Other income, net of other expense, was flat in the third quarter of fiscal 2004 from the comparable fiscal quarter one year ago.  The current fiscal quarter included a gain of $1.2 million related to sale of certain technology while the comparable fiscal quarter one year ago included a gain of $1.5 million related to the sale of 5.2 million shares of Lumenis.  For the first nine months of fiscal 2004, other income, net of other expense, changed to income of $0.9 million from an expense of $4.6 million one year ago primarily due to the prior year period’s $10.2 million charge for the write-down of our investment in Lumenis stock due to an other-than-temporary impairment, lower foreign exchange losses and lower interest expense, partially offset by the prior year period’s $4.4 million settlement fee received by Lambda Physik relating to the cancellation of a customer contract.

INCOME TAXES

The effective tax rate on income from continuing operations before minority interest for the third quarter of fiscal 2004 was 44.0% compared to a 51.3% effective tax rate on loss from continuing operations for the same quarter last year.  The effective tax rate on income from continuing operations before minority interest for the nine months ended July 3, 2004 was 45.5% compared to a 24.1% effective tax rate on loss from continuing operations in the prior year period.  The third quarter of fiscal 2004 effective tax rate decreased compared to the prior year quarter primarily due to the nondeductibility of the prior year quarter’s goodwill impairment charge, partially offset by the current quarter’s valuation allowance against losses at Lambda Physik.  For the first nine months of fiscal 2004, the effective tax rate increased compared to the prior year period primarily due the current year’s valuation allowance against losses at Lambda Physik, the prior year’s valuation allowances recorded on the write-down of Lumenis stock and impairment of the Lincoln, California facility due to capital loss limitations and the nondeductibility of the prior year period’s goodwill impairment charge.

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

MINORITY INTEREST IN SUBSIDIARIES (EARNINGS) LOSSES

Minority interest in subsidiaries (earnings) losses decreased to expense of $0.3 million for the third quarter of fiscal 2004 from earnings of $1.1 million for the corresponding prior year quarter.  Minority interest in subsidiaries (earnings) losses decreased to earnings of $0.2 million for the nine months ended July 3, 2004 from $0.9 million for the corresponding prior year period.  The increase in expense during the third fiscal quarter was due to the consolidation of Picometrix’s earnings in accordance with FIN 46R, partially offset by our acquisition of additional shares of Lambda Physik during fiscal 2003 and the first nine months of fiscal 2004 and decreased losses of our Lambda Physik subsidiary.  For the first nine months of fiscal 2004, the decrease in earnings is due to our acquisition of additional shares of Lambda Physik during fiscal 2003 and the first nine months of fiscal 2004 and the consolidation of Picometrix’s earnings in accordance with FIN 46R, partially offset by the decreased profitability of our Lambda Physik subsidiary.  In the nine months ended July 3, 2004, our Lambda Physik subsidiary recorded a loss of approximately $11.8 million and we anticipate that additional losses will be incurred by Lambda Physik in the three months ended October 2, 2004.

We expect minority interest in subsidiaries’ (earnings) losses to decrease significantly in fiscal 2004 from fiscal 2003 due to our acquisition of additional shares of Lambda Physik during fiscal 2003 and 2004.  As of July 3, 2004, minority shareholders owned 4.99% of the shares of Lambda Physik.

In January 2004, we reached 95% ownership of Lambda Physik.  On May 5, 2004, a resolution was passed at Lambda Physik’s shareholders meeting that permits us to acquire all remaining shares in accordance with the German Stock Corporation Act.  Following the May 5, 2004 resolution, several of Lambda Physik’s minority shareholders exercised their rights to contest our efforts in acquiring all of the remaining outstanding shares and an initial judicial review of their claims is scheduled to take place in the future.

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

	Nine Months Ended
	July 3, 2004	June 28, 2003
	(In thousands)
Net cash provided by operating activities	$49,765	$11,146
Sales of shares under employee stock plans	6,923	10,825
Capital expenditures	(41,310)	(19,340)
Acquisition of businesses, net of cash acquired	(2,471)	(44,131)
Net payments on debt borrowings	(14,254)	(32,399)

Net cash provided by operating activities increased by $38.6 million to $49.8 million for the nine months ended July 3, 2004 compared to net cash provided by operating activities of $11.1 million for the same period one year ago.  The increase was primarily due to the reclassification of our short-term investments from trading securities to available-for-sale securities (resulting in a change in classification of net investments from the operating section to the investing section in the statement of cash flows) and income tax refunds received in fiscal 2004, partially offset by increased trade receivables.  We believe that our cash flow provided by operating activities will be adequate to cover our current working capital needs, debt service requirements and planned capital expenditures for at least he next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities.  We continue to follow our strategy to further strengthen our financial position by primarily using available cash flow to fund operations and to reduce the amount of debt we have outstanding.

We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions.  However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments.  Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us.  We expect to fund future acquisitions through cash flows provided by current unrestricted cash balances, operations, additional borrowings or the issuance of securities.  The extent to which we will be willing or able to use our securities to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment.

Additional sources of cash available to us were a multi-currency line of credit and bank credit facilities totaling $48.9 million as of July 3, 2004, of which $48.6 million was unused and available.  These credit facilities were used in Europe during the nine months ended July 3, 2004.  Our domestic lines of credit include a $12.5 million unsecured revolving account from Union Bank of California, which expires January 31, 2005.  No amounts have been drawn upon our domestic lines of credit as of July 3, 2004.

Our ratio of current assets to current liabilities was 4.0:1 at July 3, 2004 compared to 3.9:1 at September 27, 2003.  The increase in our ratio from September 27, 2003 to July 3, 2004 is primarily due to increases in accounts receivable, cash and cash equivalents, inventories, current deferred tax assets and short-term investments partially offset by decreases in prepaid income taxes. Our cash position, working capital and debt obligations are as follows:

	July 3, 2004	September 27, 2003
	(In thousands)
Cash and cash equivalents	$89,468	$76,541
Working capital	324,630	297,869
Total debt obligations	28,544	42,051

Debt Obligations and Restricted Cash, Cash Equivalents and Short-term Investments

During fiscal 2002, we amended the notes used to finance our acquisition of Star Medical (Star notes).  The amendment included modifications of certain covenants associated with the notes and allowed a prepayment of a portion of the principal balance.  As a result, in October 2002 we prepaid $7.3 million of the principal balance with no prepayment penalty.  The Star notes originally included financial covenants such as maintaining a minimum tangible net worth, minimum consolidated debt to capitalization ratio, fixed charge coverage ratio, as well as non-financial covenants such as providing quarterly statements to the note holders.  In September 2003, we amended the agreement to relinquish all financial covenant requirements.  In place of the covenants, the amendment requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account.  At July 3, 2004, $15.2 million and $15.2 million of current and non-current restricted cash, cash equivalents and short-term investments, respectively, were related to the Star notes (see Note 10 in our Notes to Condensed Consolidated Financial Statements).

Our $12.5 million unsecured revolving account from Union Bank of California agreement was subject to standard covenants related to financial ratios, profitability and dividend payments and required us to maintain $50 million of cash and certain short-term investments (as defined in the agreement) at all times in any bank in the United States.  During the second quarter of fiscal 2004, we amended the agreement.  The amendment relinquishes the cash requirements and modified the terms of certain financial covenants.  As of July 3, 2004, we were in compliance with these covenants.

As part of our tender offer to purchase the remaining outstanding shares of our Lambda Physik subsidiary, we were required by local regulations to have funds available for the offer in an account located in Germany.  As of July 3, 2004, we had $8.3 million restricted for the purchase of the remaining outstanding shares of Lambda Physik which are included in non-current restricted cash, cash equivalents and short-term investments on our condensed consolidated balance sheets.

Contractual Obligations and Off-Balance Sheet Arrangements

At July 3, 2004, we have committed $1.5 million to purchase equipment and software for our facilities and to improve our information technology infrastructure in our Electro-Optics segment.

Information regarding our long-term debt payments, operating lease payments, capital lease payments and long-term purchase commitments is provided in Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on Form 10-K for the fiscal year ended September 27, 2003, as amended.  There have been no material changes in contractual obligations since September 27, 2003, except for: (1) the purchase of the Santa Clara, California facility which resulted in the termination of the off-balance sheet arrangement and a decrease in our operating lease payment obligations of $0.8 million for each of fiscal years 2004 through 2006 and $21.3 million for fiscal 2007 and (2) in connection with our consolidation of Picometrix under FIN 46R, Picometrix’s monthly operating lease payment obligation of $59,000 for the lease of their facility which expires June 2010.  Information regarding our other financial commitments at July 3, 2004 is provided in the Notes to the Condensed Consolidated Financial Statements in this filing.  See “Notes to Condensed Consolidated Financial Statements, Note 11— Commitments and Contingencies.”

Changes in Financial Condition

Cash provided by operating activities during the nine months ended July 3, 2004 was $49.8 million, which included depreciation and amortization of $27.8 million, cash provided by operating assets and liabilities of $10.1 million, net income from continuing operations of $7.7 million, increases in net deferred tax assets of $2.4 million and other of $1.8 million.

Cash used for investing activities during the nine months ended July 3, 2004 of $34.5 million included $41.3 million used to acquire property and equipment primarily due to the purchase of the Santa Clara, California facility, manufacturing equipment and investments in information technology, $5.9 million, net, used to purchase available-for-sale securities, $2.5 million used primarily to purchase additional shares of Lambda Physik and to buy-out the minority shareholders of Microlas and Optomech, and other of $2.8 million, partially offset by a $15.7 million decrease in restricted cash due to a Star note payment and $2.3 million provided by proceeds from dispositions of property and equipment.

Cash used by financing activities during the nine months ended July 3, 2004 of $4.3 million included net debt repayments of $14.3 million, partially offset by $7.0 million generated from our employee stock purchase and stock option plans and an increase in cash overdraft of $3.0 million.

Changes in exchange rates during the nine months ended July 3, 2004 provided $1.7 million, primarily due to the strengthening of the Euro and Japanese Yen in relation to the U.S. dollar.

Discontinued operations during the nine months ended July 3, 2004 provided $0.3 million due to the collection of a receivable from a customer of our discontinued medical segment that had been fully reserved.

Accounts receivable, net, increased $15.3 million, or 21%, from September 27, 2003 to July 3, 2004 primarily due to increased sales volumes, the impact of the stronger Euro and Japanese Yen against the U.S. dollar and increases in receivables in Japan that have longer payment terms.  Inventories increased $6.9 million, or 7%, primarily due to the impact of the stronger Euro and Japanese Yen against the U.S. dollar and increases to support higher sales volumes.  Prepaid expenses and other assets decreased $20.1 million, or 44%, from September 27, 2003 to July 3, 2004 primarily due to tax refunds received.  Restricted cash decreased $14.9 million, or 39%, primarily due to payments on the Star notes. Other assets decreased $3.0 million, or 9%, from September 27, 2003 to July 3, 2004 primarily due to lower deferred tax assets.  Accounts payable increased $3.0 million, or 17%, from September 27, 2003 to July 3, 2004 primarily due to fees payable related to the Lambda Physik tender offer, increased inventories and timing of payments.  Income taxes payable increased $5.2 million, or 383%, due to higher than forecasted income and timing of payments.  Other current liabilities decreased $2.3 million, or 3%, from September 27, 2003 to July 3, 2004 primarily due to decreases in liabilities for deferred taxes, customer deposits and lease termination costs, partially offset by increased other taxes payable.  Long-term obligations decreased $13.4 million, or 48%, due to payments made on Star notes.  Other long-term liabilities increased $10.7 million, or 37%, from September 27, 2003 to July 3, 2004 primarily due to increased deferred tax liabilities.

RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” in January 2003, and a revised interpretation of FIN 46 (FIN 46R) in December 2003.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.  Since January 31, 2003, we have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary.  For arrangements entered into prior to February 1, 2003, we were required to adopt the provisions of FIN 46R in the second quarter of fiscal 2004.

During the second quarter of fiscal 2004, we evaluated our loan agreement with Picometrix (see Note 9) and determined that Picometrix is a variable interest entity as defined by FIN 46.  Furthermore, we concluded that we are the primary beneficiary as defined by FIN 46 and, as a result, we were required to consolidate Picometrix at April 3, 2004.  The assets and liabilities of Picometrix were measured at their respective fair values as of April 3, 2004, resulting in the consolidation of $3.5 million of assets, $2.3 million of liabilities and $0.6 million of intangible assets (consisting of existing technology to be amortized over approximately 8 years), partially offset by minority interest of $1.1 million.  In the third quarter of fiscal 2004, we were required to include the results of operations of Picometrix in our consolidated financial statements.  As a result, we have included approximately $2.2 million of net sales and $0.4 million of income from continuing operations related to Picometrix.  The entire amount of income from continuing operations has been allocated to the minority interest, accordingly, the consolidation of Picometrix had no impact on our net income.  At July 3, 2004, Picometrix had approximately $0.4 million of cash and cash equivalents and $0.1 million of fixed assets that have been pledged as collateral on their outstanding obligations.  No creditors of Picometrix have any recourse provisions to our general credit.

In March 2004 the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, The Meaning of Other-than-Temporary Impairment and its application to Certain Investments.  This issue provides guidance for evaluating whether an investment is other-than-temporarily impaired and should be applied in impairment evaluations made in reporting periods beginning after June 15, 2004.  We have not yet determined the effect, if any, that the adoption of Issue No. 03-1 will have on our consolidated financial statements.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This quarterly report on Form 10-Q contains forward-looking statements. These forward-looking statements include, without limitation, statements regarding:

•      net sales;

•      operating results;

•      achievement of the expected results and benefits;

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

•      our emphasis on supply chain management;

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

Our Lambda Physik subsidiary recorded a loss of 15.7 million Euros (approximately $17.0 million) in fiscal 2003 and a loss of 9.7 million Euros (approximately $11.8 million) in the nine months ended July 3, 2004.  We anticipate that additional losses will be incurred by Lambda Physik for the remainder of fiscal 2004.  To a large degree, Lambda Physik’s future success is dependent on its ability to become a significant supplier of 193nm excimer lasers for lithography applications.  In the event that Lambda Physik does not make sufficient progress towards this goal by the end of calendar 2004, we may decide to exit lithography applications and deploy our resources in other more profitable areas.  Should we decide to discontinue our lithography business or any components of our lithography business, there would be substantial charges that would have a material adverse effect on our consolidated financial performance.

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

In accordance with German law, several minority shareholders of Lambda Physik have filed lawsuits objecting to the squeeze out resolution passed at the Annual General Meeting in May 2004.   These lawsuits may delay integration activities and postpone some of the benefits arising from the acquisition of the minority shares by the Company.

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

During the nine months ended July 3, 2004, our research and development expenses were 13% of net sales.  Over the last three fiscal years, our research and development expenses have been in the range of 11% to 13% of net sales.  Our future success depends on our ability to anticipate our customers’ needs and develop products that address those needs.  Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly.  If we fail to effectively transfer production processes, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed.

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

For the nine months ended July 3, 2004, 62% of our net sales were derived from customers outside of the United States.  During fiscal years 2003, 2002 and 2001, net sales from customers outside of the United States were 61%, 60% and 55%, respectively.  We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future.  A portion of our foreign sales occurs through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers.  Our foreign operations and sales are subject to a number of risks, including:

•          longer accounts receivable collection periods;

•          the impact of recessions in economies outside the United States;

•          unexpected changes in regulatory requirements;

•          certification requirements;

•          environmental regulations, including Waste Electrical Equipment and Restriction of Hazardous Substance regulations;

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

Competition in the various photonics markets in which we provide products is very intense.  We compete against a number of companies, including Newport Corporation’s Spectra-Physics Lasers business unit; JDS Uniphase Corp.; Cymer, Inc.; Gigaphoton, Inc.; Rofin-Sinar Technologies, Inc.; Lightwave Electronics Corp.; and Excel Technology, Inc.  Some of our competitors are large companies that have significant financial, technical, marketing and other resources.  These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products.  Several of our competitors that have larger market capitalizations or more cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines.  Any of these acquisitions could give our competitors a strategic advantage.  Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

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

•          pay cash;

•          incur debt;

•          assume liabilities; or

•          incur expenses related to in-process research and development, impairment of goodwill and amortization of intangible assets.

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

For the nine months ended July 3, 2004, our research and development costs were $46.0 million, or 13% of net sales.  For our fiscal years 2003, 2002 and 2001, our research and development costs were $50.8 million, or 12%, $52.6 million, or 13%, and $53.0 million, or 11%, of net sales, respectively.  We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance.  Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of income securities.  These securities are subject to interest rate risk and will decrease in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from levels at July 3, 2004, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount.  We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.  If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At July 3, 2004, the fair value of our available-for-sale debt securities was $69.5 million, of which $64.5 million was classified as short-term investments and $5.0 million was classified as restricted cash, cash equivalents and short-term investments on our condensed consolidated balance sheets at July 3, 2004.

At July 3, 2004, we had fixed rate long-term debt of approximately $27.2 million, and a hypothetical 10% increase in interest rates would not have a material impact on the fair market value of this debt, based on pricing models using current interest rates.  We do not hedge any interest rate exposures.

Foreign currency exchange risk

We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets.  As a result, our earnings and cash flows are exposed to fluctuations in foreign currency exchange rates.  We attempt to limit these exposures through operational strategies and financial market instruments.  We utilize hedging instruments, primarily forward contracts with maturities of 12 months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in non-functional currencies.  Gains and losses on the forward contracts are mitigated by gains and losses on the underlying exposures.  We do not use derivative financial instruments for trading purposes.

Looking forward, we do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments.  There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Excluding Lambda Physik (discussed separately below), a hypothetical 10% appreciation of the forward adjusted U.S. dollar to July 3, 2004 market rates would decrease the unrealized value of our forward contracts by $0.2 million.  Conversely, a hypothetical 10% depreciation of the forward adjusted U.S. dollar to July 3, 2004 market rates would increase the unrealized value of our forward contracts by $0.3 million.

The following table provides information about our foreign exchange forward contracts at July 3, 2004.  The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value.  The U.S. notional fair value represents the contracted amount valued at July 3, 2004 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Fair Value Hedges:
Euro	1.1922	$1,669	$1,719
British Pound Sterling	1.7940	2,184	2,184
Japanese Yen	109.6654	(1,283)	(1,326)

At Lambda Physik, a hypothetical 10% appreciation of the Euro to July 3, 2004 market rates would decrease the unrealized value of our forward contracts by 1.4 million Euro.  Conversely, a hypothetical 10% depreciation of the Euro to July 3, 2004 market rates would increase the unrealized value of our forward contracts by 1.7 million Euro.

The following table provides information about Lambda Physik’s foreign exchange forward contracts at July 3, 2004.  The table presents the value of the contracts in Euro at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value.  The Euro notional fair value represents the contracted amount valued at July 3, 2004 rates.

Forward contracts to sell foreign currencies for Euro (in thousands, except contract rates):

	Average Contract Rate	Euro Notional Contract Value	Euro Notional Fair Value
Fair value hedges:
Japanese Yen	130.9639	15,360	15,222
Cashflow hedges:
U.S. Dollar	1.1807	508	488

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

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the third quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.               Exhibits and Reports on Form 8-K

(a)              Exhibits

2.1*	Agreement and Plan of Merger. (Previously filed as Exhibit 2.1 to Form 10-K for the fiscal year ended September 29, 1990).

3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990).

3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002).

3.3*	Bylaws of Coherent, Inc, as amended (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 29, 1990).

4.1*	Amended and Restated Common Shares Rights Agreement dated June 24, 1998 between Coherent and the Bank of Boston. (Previously filed as Exhibit 1 to Form 8-A filed on July 1, 1998).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

(b)             Reports on Form 8-K

On April 27, 2004, we furnished a current report on Form 8-K under Item 12 (Results of Operations and Financial Condition) and Item 7 (Financial Statements and Exhibits) disclosing the issuance of a press release announcing our financial results for the quarter ended April 3, 2004.

On May 10, 2004, we filed a current report on Form 8-K under Item 4 (Changes in Registrant’s Certifying Accountant) and Item 7 (Financial Statements and Exhibits) disclosing the change of independent accountants for Lambda Physik AG, a majority owned subsidiary of Coherent, Inc., effective May 5, 2004.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

August 11, 2004	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2004	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.
31.1

Certification of Chief Executive Officer pursuant to Merger Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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