Form 10-K
period 2004-10-02
COHERENT INC
filed 2004-12-15
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 2, 2004

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

As of December 1, 2004, 30,554,982 shares of common stock were outstanding.  The aggregate market value of the voting shares (based on the closing price reported by the NASDAQ National Market System on April 2, 2004) of Coherent, Inc., held by nonaffiliates was $617,038,552.  For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Act.  This determination of affiliate status is not necessarily conclusive.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed prior to January 31, 2005, pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Form 10-K.

PART I.

This Annual Report contains forward-looking statements.  These forward-looking statements include, without limitation, statements regarding our future:

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

You can identify these and other forward-looking statements by the use of the words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

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

ITEM 1.  BUSINESS

GENERAL

Business Overview

Our fiscal year ends on the Saturday closest to September 30.  Fiscal years 2004, 2003 and 2002 ended on October 2, September 27 and September 28, respectively.  Fiscal year 2004 includes 53 weeks, whereas fiscal years 2003 and 2002 include 52 weeks.  For convenience, we use September 30 as our fiscal year-end dates throughout this Annual Report in order to correspond to the accompanying consolidated financial statements.

We are one of the world’s leading suppliers of photonics-based solutions in a broad range of commercial and scientific research applications.  We design, manufacture and market lasers, laser-based systems, precision optics and related accessories for a diverse group of customers.  Since inception in 1966, we have grown through internal expansion and through strategic acquisitions of complementary businesses, technologies, intellectual property, manufacturing processes and product offerings.

We have two reportable business segments: Electro-Optics and Lambda Physik, both of which work with customers to provide cost-effective photonics-based solutions.  Our Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, original equipment manufacturer (OEM) laser components and instrumentation, scientific research and government programs and graphic arts and display.  Lambda Physik AG (Lambda Physik), our 95.01% owned subsidiary with headquarters located in Göttingen, Germany, focuses on markets using lasers for the production of thin-film transistors (TFT) used in flat panel displays, microlithography applications in the semiconductor industry, ink jet printers, automotive, environmental research, scientific research, medical OEMs, materials processing and micro-machining applications.

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

OUR STRATEGY

We strive to develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our core expertise in lasers and optical technologies.  In pursuit of our strategy, we intend to:

•              Leverage our technology portfolio and application engineering to lead the proliferation of photonics into broader markets—We will continue to identify opportunities in which our technology portfolio and application engineering can be used to offer innovative solutions and gain access to new markets.

•              Optimize our leadership position in existing markets—There are a number of markets where we have historically been at the forefront of technological development and product deployment and from which we have derived a substantial portion of our revenues.  We plan to optimize our financial returns from these markets.

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

•              Develop and acquire new technologies—We will continue to enhance our market position through our existing technologies and develop new technologies through our internal research and development efforts, as well as through the acquisition of additional complementary technologies, intellectual property, manufacturing processes and product offerings.

•              Emphasize supply chain management—We will continue to focus on operational efficiency through an emphasis on supply chain management with the explicit intent of improving gross margins and increasing inventory turns.

•              Focus on long-term improvement of Return on Invested Capital—We will continue to focus on long-term improvement of return on invested capital.

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

Lasers are particularly useful in manufacturing products that require fine precision and small feature sizes such as semiconductor and microelectronic devices where beam shape and delivered power are important. We provide lasers to semiconductor equipment manufacturers for use in lithography, mask writing, wafer inspection, mask repair and packaging processes for their semiconductor manufacturing systems.

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

We currently provide, through our 95.01% owned Lambda Physik subsidiary, NovaLine lasers with stable, line-narrowed, 2 kilohertz (kHz) operation at 248 nanometers (nm) (20 W); 4 kHz operation at 193nm (20 W); and we developed the new dual-chamber 193nm LithoTex (50 W) at 4kHz with spectral purity less than 0.2 pm, FWHM.  In December 2004, our Lambda Physik subsidiary decided to discontinue future product development and investments in the semiconductor lithography market.  As a result of this decision, we anticipate recognizing a charge of between $3.0 million and $6.0 million in the quarter ending January 1, 2005, primarily to recognize the write-downs of potentially excessive and obsolete inventories.

Direct writing of photomasks

The photomask used in the lithography process is made by a laser beam that directly “writes” a circuit pattern of a semiconductor chip onto a piece of chrome-coated quartz glass.  The mask, which is conceptually similar to a negative in photography, is used in lithography systems to make numerous copies of the pattern image on semiconductor wafers.  Our Innova Sabre and Innova SabreFreD ion lasers and our NovaTex excimer lasers are used in laser systems for these applications.

Semiconductor inspection, metrology, test and repair

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

Detecting the presence of defects is only the first step in preventing their recurrence.  After detection, defects must be examined in order to identify their size, shape and the process step in which the defect occurred.  This examination is called defect classification.  Identification of the sources of defects in the lengthy and complex semiconductor manufacturing process has become essential for maintaining high yield production.  Semiconductor manufacturing has become an around-the-clock operation and it is important for inspection, measurement and testing products to be reliable and have long lifetimes.

Our AZURE, Compass 315M, Compass 415M and Verdi diode-pumped solid-state lasers are used to detect defects in photomasks, semiconductor chips and printed circuit boards.  The Innova iLine argon ion laser is used to inspect the photomasks and patterned wafers.  Our Vector laser is used to repair defects that may occur in the photomask or semiconductor device.

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

Flat panel display manufacturing

The high volume consumer market is driving the production of flat panel displays in applications such as digital cameras, personal digital assistants (PDAs), mobile telephones, car navigation systems, laptop computers and television monitors.  The most common type of flat panel display is the active-matrix crystal display, which uses a matrix of TFT switches to control each pixel of the screen.

The conversion of amorphous silicon to polycrystalline silicon induced by excimer lasers, commonly referred to as excimer laser annealing (ELA), is a pivotal technology for the next generation of TFT devices.  In the ELA process, the excimer laser light is absorbed into the amorphous silicon without heating the underlying substrate.  As a result, it is possible to use inexpensive glass substrates instead of quartz, which makes the ELA process potentially more economical than previous techniques.  Because the ELA technique leaves the substrate virtually unaffected, there are many potential applications for the ELA process including the use of plastic as a substrate material, which would enable flexible high brightness displays.  The Lambda STEEL, developed and marketed by Lambda Physik, is a high-powered 315 W excimer laser designed for industrial TFT annealing.

Our Avia and Diamond lasers are also used in the production of flat panel displays for cutting, patterning, marking and yield improvement.

Advanced packaging and interconnects

Lasers are used for via hole drilling of rigid and flexible printed circuit boards.  Microvias are essential for enabling high-density circuitry commonly used in mobile handsets and advanced computing systems.  Our AviaTM solid-state ultraviolet laser, DiamondTM carbon dioxide, or CO2, and GEMTM QS CO2 family of lasers are used for this application.  The ability of our pulsed lasers to operate at very high repetition rates translates into faster drilling speeds and increased throughput in such materials processing applications.  Lasers also produce smaller, cleaner holes than conventional cutting tools, and laser beams do not wear down from use as do conventional drills.

Lasers are also increasingly being used in scribing, machining and drilling microelectronic materials and components and in microelectronics manufacturing to adjust electronic components.  Our Vector, Avia, Diamond and GEM QS lasers are used for these applications.  Lasers are also being used for direct writing of circuit patterns directly on printed circuit boards.  Our Paladin laser is used for this application.

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

Our SapphireTM 460 laser is 90% smaller, consumes 98% less power and dissipates 98% less heat than a comparable air-cooled argon-ion laser.  It is used for graphic arts applications, including photo finishing, film writing and the emerging area of laser projection used for cinema and television.

Our diode laser bars, recognized as an industry leader in both high slope efficiency and high temperature performance, have enabled new applications in both the commercial and military markets including imaging in the reprographics market.

Materials processing

Lasers are widely accepted today as part of many important manufacturing applications.  While many laser companies have developed high power lasers for the increasingly competitive area of metal processing, we have chosen to concentrate our efforts on developing compact low to medium power lasers specifically for the growing area of nonmetals processing and micromachining.  This includes such applications as the cutting and joining of plastics using both our CO2 and semiconductor lasers; the cutting, perforating and scoring of paper and packaging materials; and various cutting and patterning applications in the textile industry.

Our fiscal 2001 acquisition of DeMaria Electro-Optics Systems, Inc. (DEOS) has also enabled us to play a leading role as an OEM supplier to the laser marking and coding industry.  This area is growing as laser marking is starting to seriously compete with ink jet coding due to both aesthetic and environmental pressures.  In fiscal 2003, we were successful with lasers used commercially for cutting and fading fabric and for processing leather in the garment industry.

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

In 2002, Lambda Physik received its first order for excimer lasers used in the treatment of engine cylinder surfaces in the automotive industry and in 2004, the first excimer laser treated diesel engines were made commercially available.

Our LPX excimer laser models are high duty cycle lasers, offering high energy per pulse with modest repetition rates for scientific and industrial applications.  They are used for marking surface mounts and medical devices, stripping thin wires in disk drives, cleaning bare semiconductor wafers and writing fiber bragg gratings for optical telecommunications.

Scientific research and government programs

The scientific market has historically provided an ideal test market for leading-edge laser technology, including water-cooled gas lasers, high-energy flash lamp-pumped Yttrium Aluminum Garnet (YAG) lasers and ultrafast systems.  Our installed base includes tens of thousands of lasers.  Current applications for lasers in the scientific market include pump lasers for ultrafast (UF) and continuous wave (CW) systems, CW tunable systems, UF oscillator and amplifiers, and non-linear generation systems (SHG, THG, and OPO’s).  Main scientific applications include biology (multiphoton and confocal microscopy), physics (atomic and molecular spectroscopy, atom cooling, non-linear optics, X-ray generation, solid state and semiconductor studies), chemistry (quantum control, time-resolved and Raman spectroscopy) and engineering (material processing, remote sensing, metrology).

Our Mira Titanium Sapphire laser and RegA regenerative amplifier are examples of ultrafast laser systems used for these applications.

Our Innova ion lasers are also sold to instrument manufacturers, the largest component of which is bio-instrumentation, for applications such as cell sorting, DNA and protein sequencing, as well as drug and clinical screening.

Our optically pumped (OPS) laser, the Sapphire, is sold for several bio-instrumentation applications including flow cytometry, drug discovery and DNA sequencing.

Our Chameleon laser combines a unique blend of features and hands-off performance, making it an ideal tool for Multi-Photon Excitation (MPE) microscopy and a powerful tool for many other fields of ultrafast research such as time-resolved photoluminescence, nonlinear spectroscopy, fluorescence upconversion, quantum optics, materials characterization and terahertz imaging.

Our MBR and 899 CW tunable lasers provide unsurpassed resolution and stability for spectroscopy applications.

Our diode-pumped Verdi laser has established itself as the benchmark in reliability for any pumping application where Ti:Sapphire lasers like our Mira, RegA and 899 are used.  A number of Verdi lasers are currently used as laboratory tools to pump Coherent lasers, as well as lasers from our competitors.

Our DEOS subsidiary provides custom waveguide CO2 lasers, far-infrared lasers and other systems to a wide variety of commercial and government customers.  In some cases, these custom products are only slightly modified versions of our standard commercial and scientific laser products.  In other cases, a custom product may incorporate significant modifications while still building on the design expertise acquired in the development of our high-volume commercial laser products.  We are also heavily involved in the development of optically pumped far-infrared (FIR) lasers like the SIFIR-50, a THz laser system.  These designs utilize many aspects of our highly reliable sealed resonator technologies to produce compact and dependable turn-key systems with FIR operation.

The integration of our fiscal 2003 acquisition of Positive Light, Inc. (PLI), a recognized leading designer and manufacturer of advanced solid-state lasers for the scientific and industrial markets, with our scientific business has enabled us to gain access to one of the largest scientific markets, the high-energy UF amplifier systems, which covers energy ranges from 1 mJ and above and peak powers up to 50 Terawatt.  PLI products are used for a variety of physics and chemistry applications, inclusive of X-ray generation and non-linear optics.

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

Instrumentation is one of our more mature commercial applications.  Representative applications within this segment include flow cytometry, high-throughput screening for pharmaceutical discovery, genomic and proteomic analysis, Raman spectroscopy, forensics, veterinary science, and bio-threat detection.  Our OPS laser, the Sapphire, is sold for several bio-instrumentation applications including DNA sequencing, flow cytometry and drug discovery.  Our Innova ion lasers are also sold to bio-instrument manufacturers for applications such as cell sorting, DNA and protein sequencing, as well as drug and clinical screening.

Flow cytometry

Flow cytometry is a laser-based micro fluorescence technique for analyzing single cells or populations of cells in a heterogeneous mixture.  Its numerous applications include cell biology, immunology, reproductive biology, oncology, and infectious disease such as Acquired Immune Deficiency Syndrome (AIDS).  Flow cytometry is both a powerful research tool and an indispensable mainstream clinical diagnostic and prognostic tool.  Commercially available instruments typically measure more than six simultaneous discriminating factors at analysis speeds of thousands of cells per second and many instruments have the capability to selectively sort individual cells for subsequent analysis or cell culture.  The recent design trend in flow cytometry is toward more compact, powerful, and reliable instruments.  Our Sapphire solid-state 488nm laser, Compass 215M and Radius laser diode modules are the lasers of choice in the current generation of cutting-edge instrumentation replacing the bulkier, inefficient and sometimes unreliable air-cooled argon-ion and helium neon laser systems that were used in the past.

Genomics and Proteomics

Laser-based fluorescence techniques abound within the study of Genomics and Proteomics (human genome and proteome) and allied fields.  As with the flow cytometry application, a challenge to manufacturers of analytical devices is to produce instruments of increasing complexity and capability, while at the same time minimizing their size.  This is particularly important in fields such as these where often times many instruments are deployed in a single location for the purpose of parallel processing.  Our Sapphire, Compass 215M and Radius lasers are used in instrument techniques ranging from DNA sequencing to micro array scanners, to lab-on-chip and fluorescence correlation spectroscopy.

Raman spectroscopy

Raman spectroscopy is the spectral measurement of inelastic scattering of monochromatic radiation from molecular species.  Depending on the molecular species, physical state thereof, and the experimental paradigm, laser sources for Raman can range from infrared to UV.  Raman measurements are useful for process monitoring, environmental monitoring, and biomedical applications to name a few.  Our Innova and Compass product lines are widely deployed in Raman applications, both at the commercial and scientific level.  Exciting new research at the university level also suggests that our powerful tunable deep-UV source, the Indigo, will prove to be a very useful tool in deciphering protein secondary structure.

Bio-agent detection

A number of laser-based techniques for point source and standoff detection of pathogens or other bio-toxins are being explored in the government and private sectors.  Systems of this type could be deployed to guard military facilities, major sporting events or other large gatherings of citizens, or vital infrastructure components such as subways, airports, or industrial hubs.  We have a number of laser systems under evaluation for such systems and are well positioned to actively participate in this segment.

Forensics

Lasers have been employed in criminal forensics for a number of decades.  Applications include latent fingerprint detection and trace evidence illumination and identification.  In the past, laser usage was often limited to forensics labs due to the physical size and complexities of the lasers.  Portable models seldom generated enough output for use in high ambient light conditions and for large-scale sweeps of the crime scene.  Owing to recent advances in optical output versus physical size, forensic scientists now have the capability to bring an unprecedented level of latent fingerprint and trace evidence detection directly to the crime scene.  Our Incriminator™ 532nm 10 W fiber-coupled laser system directly addresses the needs of large-scale criminal investigation organizations by providing a superior combination of high brightness and portability to bear on the most difficult forensic analysis.

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

FUTURE TRENDS

Microelectronics

After several years of process development, lasers are now used in mass production applications and the industry is benefiting in the form of enhanced performance and increased productivity.  Having experienced strong recovery across all segments during fiscal 2004, the microelectronics industry has showed some signs of stabilization, however, we anticipate capital spending to recover as the industry sees stronger capacity utilization.  We anticipate future demands in the advanced packaging market will shift towards the use of ultraviolet laser-based tools, as they are capable of producing sub-50 micron features that are critical for next generation chip-scale and wafer-level packages.  Our recent introduction of the high-power, Avia Thor™ laser will increase the throughput of packaging tools, thereby enhancing productivity and lowering cost-of-ownership.

Graphic arts and display

The graphic arts and display market experienced a migration in technologies towards the use of direct diode laser systems as these systems have been adopted at a much faster rate during fiscal 2004.  If the adoption of newer digital technologies continues beyond fiscal 2004 levels, we anticipate this will have the effect of driving purchases of new printing technology.  As we move into fiscal 2005, we anticipate a number of our newer products such as a version of our Paladin™ laser and new diode laser technology will gain traction in the marketplace.

Materials processing

Anticipated drivers for expansion in the materials processing market include providing aggressive gains in cost-of ownership for products and continuing increased expansion into geographical areas.  The market for materials processing in Asian countries drove much of the growth in the first half of fiscal 2004, but has since stabilized, primarily due to foreign policies established to slow economic growth.  We anticipate growth to resume once the effects of these policies are felt and active measures to stimulate the economy begin to arise.

Scientific research and government programs

The scientific research market has historically grown at a rate similar to the growth rate experienced in the general U.S. economy, however, demand was up sharply in fiscal 2004, partially due to our acquisition of PLI.  We anticipate modest growth rates in fiscal 2005 and that applications in ultrashort pulses and in bio-research will be the drivers of anticipated growth within the scientific research market.

OEM components and instrumentation

The instrumentation market has seen a migration from the use of mature laser technologies, mainly ion lasers, to new technologies primarily based on solid state and semiconductors.  Because of this migration, new markets are expected to surface in areas such as security, including the detection of bio-agents and the monitoring of people and goods.  These markets are likely to require an increased number of lasers, however, the majority of these activities are still in the research and development stage and we expect only moderate impacts on the laser industry in fiscal 2005, with increases anticipated in future years.  Furthermore, we anticipate future opportunities in microscopy, lab-on chip and DNA sequencing based on our continuous product enhancements.

PRODUCTS

We design, manufacture and market lasers, laser-based systems, precision optics and related accessories for a diverse group of customers.  The following table shows selected products together with their applications, the markets they serve and the technologies upon which they are based.

Market Segment	Application	Products	Technology
Microelectronics	DUV lithography	NovaLine LithoTex	Excimer Excimer

	Photomask writing	SabreFreD Innova NovaTex	Frequency doubled ion Ion Excimer

	Semiconductor inspection and metrology	Vitesse Compass series Enterprise AZURE, Indigo Sapphire	Ultrafast DPSS Ion, DPSS, OPS DPSS OPS

	Marking	Avia	DPSS

	Advanced packaging and interconnects	Avia Diamond & Gem Series FAP family	DPSS CO2 Semiconductor

Graphic arts and display	Computer-to-plate printing	Single-stripe diodes Fiber coupled diodes Diode bars Compass series	Semiconductor Semiconductor Semiconductor DPSS

	Writing data to master disks	Innova family AZURE Radius	Ion DPSS Semiconductor

	Entertainment	Innova family Viper	Ion DPSS

	Photo finishing	Sapphire Compass	OPS DPSS

	Laser projection	Sapphire	OPS

Materials processing	Marking, welding, engraving, cutting and drilling	FAP family Diamond	Semiconductor CO2

	Automotive diesel engine production	Lambda STEEL series	Excimer

	Rapid prototyping	Avia	DPSS

Scientific research and government programs	Pump source for solid-state lasers	FAP family, Diode bars Diode bars	Semiconductor Semiconductor

	Pump source for Ultrafast and CW Tunable lasers	Verdi, Vitesse, Evolution	DPSS

	Regenerative amplification	Legend Terawatt	DPSS Ultrafast

	Multiphoton excitation microscopy	Mira, Chameleon	Ultrafast

	Pollution analysis	COMPexPro	Excimer

	Metrology (measuring technology)	OPTexPro COMPexPro	Excimer Excimer

	Spectroscopy	COMPexPro Chameleon, Indigo Mira, RegA, OPO 899, MBR, MBD Innova family ScanMatePro	Excimer DPSS Ultrafast CW Tunable Ion Pulsed Dyelaser

	Physical chemistry	COMPexPro	Excimer

	Photochemistry	COMPexPro	Excimer

	Laser diagnostics and measurement	Modemaster Fieldmaster Labmaster	Electronics Electronics Electronics

Scientific research and government programs	Thermal imaging	Infrared optics	Optical fabrication and coating
	Laser components	Optics for lasers	Optical fabrication and coating

OEM components and instrumentation	Confocal microscopy	Enterprise Sapphire	Ion OPS

	DNA sequencing	Compass Sapphire	DPSS OPS

	Flow cytometry/cell sorting	Innova family Compass Sapphire Radius	Ion DPSS OPS Laser Diode Module

	Drug discovery	Innova family Compass Sapphire Radius	Ion DPSS OPS Laser Diode Module

	Raman spectroscopy	Innova family Compass	Ion DPSS

	Forensics	Incriminator Innova family	DPSS Ion

	Laser Doppler velocimetry	Verdi Innova family	DPSS Ion

	Bio-agent detection	Compass, AVIA Radius	DPSS Laser Diode Module

	Fluorescence spectroscopy	Innova family Compass Sapphire Radius	Ion DPSS OPS Laser Diode Module

	Medical (OEM)	OPTex, COMPex Diode bars Innova family Compass Sapphire Diamond	Excimer Semiconductor Ion DPSS OPS CO2

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

Our OPS laser is a semiconductor chip that is pumped by a semiconductor laser.  A wide range of wavelengths can be achieved by varying the materials used in this device and doubling the frequency of the laser beam.  The OPS is a compact, rugged, high power, single-mode laser.  Our frequency doubled OPS lasers are all solid-state devices operating continuously in the blue region of the optical spectrum and are particularly well suited to the bio-instrumentation and graphic art markets.

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

The efficiency, reliability, longevity and relatively low cost of DPSS lasers make them ideally suited for a wide range of OEM and end-user applications, particularly those requiring 24-hour operations.  Our DPSS systems are compact and self-contained sealed units.  Unlike conventional tools and other lasers, our DPSS lasers require minimal maintenance since they do not have internal controls or components that require adjusting and cleaning to maintain consistency.  They are also less affected by environmental changes in temperature and humidity, which can alter alignment and inhibit performance in many systems.

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

SALES AND MARKETING

We market our products domestically through a direct sales force.  Our foreign sales are made principally to customers in Europe, Japan and other Asia-Pacific countries.  We sell internationally through direct sales personnel located in Japan, the United Kingdom, Germany, Italy, Austria, France, Belgium, the Netherlands, Korea and the People’s Republic of China, as well as through independent representatives in other parts of the world.  Foreign sales accounted for 61% of our total net sales in both fiscal 2004 and fiscal 2003 and 60% of net sales in fiscal 2002.  Sales made to independent representatives and distributors are generally priced in U.S. dollars.  Foreign sales that we make directly to customers are generally priced in local currencies and are therefore subject to currency exchange fluctuations.  Foreign sales are also subject to other normal risks of foreign operations such as protective tariffs, export and import controls and political instability.  Our products are broadly distributed and no one customer accounted for more than 10% of total net sales during fiscal 2004, 2003 or 2002.

We maintain a customer support and field service staff in major markets within the United States, Europe, Japan and other Asia-Pacific countries.  This organization works closely with customers, customer groups and independent representatives in servicing equipment, training customers to use our products and exploring additional applications of our technologies.

We typically provide one-year parts and service warranties on our lasers, laser-based systems, optical and laser components and related accessories and services.  Warranties on some of our products and services may be shorter or longer than one year.  Warranty reserves, as reflected on our consolidated balance sheets, have generally been sufficient to cover product warranty repair and replacement costs.

RESEARCH AND DEVELOPMENT

We are committed to the development of new products, as well as the improvement and refinement of existing products, including better cost-of-ownership.  We are primarily focusing our research and development efforts on the development of microelectronics, materials processing and bio-instrumentation markets and excimer lasers for DUV lithography and ELA.  Research and development expenditures for fiscal 2004 were $62.5 million, or 12.6% of net sales, compared to $50.8 million, or 12.5% of net sales, for fiscal 2003 and $52.6 million, or 13.2% of net sales, for fiscal 2002.  We maintain separate research and development staffs for both of our reportable business segments.  We work closely with customers, both individually and through our sponsored seminars, to develop products to meet customer application and performance needs.  In addition, we are working with leading research and educational institutions to develop new photonics-based solutions.  In the first quarter of fiscal 2003, we terminated the activities of our Coherent Telecom-Actives Group (CTAG) operating segment.  Expenditures for research and development related to CTAG were $1.9 million in fiscal 2003 and $6.3 million in fiscal 2002.

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

Committed to quality and customer satisfaction, we design and produce many of our own components and sub-assemblies in order to retain quality control.  We provide customers with 24-hour technical expertise and quality that is ISO certified at our principal manufacturing sites.  In June 2003, we transferred our printed circuit board manufacturing activities in Auburn, California, to a global electronics contract manufacturer, Venture, which has factories in North America, Asia and Europe.  We also completed the restructuring of our CO2 operations, resulting in the consolidation of all CO2 manufacturing operations at our Bloomfield, Connecticut location.  In fiscal 2004, Lambda Physik consolidated the manufacturing operations of its German subsidiary into its Göttingen facility.

We have designed and implemented proprietary manufacturing tools, equipment and techniques in an effort to provide products that differentiate us from our competitors.  These proprietary manufacturing techniques are utilized in a number of our product lines including both ion and CO2 laser production, optics fabrication, optics coating and assembly operations, as well as the wafer growth for our semiconductor laser product family.

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

Operations

Our electro-optical products are manufactured at sites in Santa Clara and Auburn, California; Portland, Oregon; East Hanover, New Jersey; Bloomfield, Connecticut; Lübeck, Germany; Leicester, England; Glasgow, Scotland; and Tampere, Finland.  Our ion lasers, a portion our DPSS lasers (Verdi, Avia and Vitesse), semiconductor lasers, and ultrafast scientific lasers are manufactured in Santa Clara, California and Glasgow, Scotland.  Our CO2 lasers are manufactured in Bloomfield, Connecticut.  Our optical component products are manufactured at our facilities in Auburn, California and Leicester, England.  Our laser instrumentation products and test and measurement equipment are manufactured in Portland, Oregon.  We manufacture exotic crystals in East Hanover, New Jersey.  We make DPSS lasers at our facility in Lübeck, Germany, including the 315M and 501Q lasers.  Our facility in Tampere, Finland grows the aluminum-free materials that are incorporated into our semiconductor lasers.  We make a range of advanced solid-state lasers used in developing applications including scientific research and semiconductor test equipment in Glasgow, Scotland.

Our excimer laser products, including the lasers used in DUV lithography systems and Lambda Physik’s DPSS product, are manufactured at Lambda Physik’s facilities in Göttingen, Germany.

INTELLECTUAL PROPERTY

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights.  We currently hold more than approximately 400 U.S. and foreign patents and we have approximately 60 additional pending patent applications that have been filed.  The issued patents cover various products in all of the major markets that we serve.

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

COMPETITION

Competition is very intense in the various laser markets in which we provide products.  In the microelectronics, materials processing, scientific research and government programs and graphic arts and display markets we compete against a number of companies, including Newport Corporation’s Spectra-Physics Lasers business unit; JDS Uniphase Corp.; Cymer, Inc.; Gigaphoton, Inc.; Rofin-Sinar Technologies, Inc.; Lightwave Electronics Corp.; and Excel Technology, Inc.  Some of our competitors are large companies that have significant financial, technical, marketing and other resources.  These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products.  Several of our competitors that have large market capitalizations or cash reserves are better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines.  Any of these acquisitions could give our competitors a strategic advantage.  Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

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

BACKLOG

At September 30, 2004, our backlog of orders scheduled for shipment was approximately $154.6 million compared to $127.7 million at September 30, 2003 and $124.4 million at September 30, 2002.  Orders used to compute backlog are generally cancelable without substantial penalties.  Historically, the rate of cancellation experienced by us has not been significant.  Backlog at September 30, 2004 was higher than backlog at September 30, 2003 in both our Electro-Optics and Lambda Physik reportable segments.  Backlog at September 30, 2003 was higher than backlog at September 30, 2002 in our Electro-Optics reportable segment and lower than backlog at September 30, 2002 in our Lambda Physik reportable segment.  Backlog at September 30, 2002 was lower than at September 30, 2001 in both reportable segments.

EMPLOYEES

As of September 30, 2004, we had 2,218 full-time employees.  Approximately 346 of our employees are involved in research and development; 1,149 of our employees are involved in operations, manufacturing, service and quality assurance; and 723 of our employees are involved in sales, marketing, finance, legal and other administrative functions.  Our success will depend in large part upon our ability to attract and retain employees.  We face competition in this regard from other companies, research and academic institutions, government entities and other organizations.

ACQUISITIONS

During fiscal 2003, we acquired Molectron Detector, Inc. (Molectron) of Portland, Oregon and PLI of Los Gatos, California for approximately $11.5 million and $38.9 million in cash, respectively.  Molectron designs and manufactures laser test and measurement equipment used across all photonics-based applications and markets.  The acquisition of Molectron has enabled us to leverage their well-regarded power and energy management products into our next generation products in both the scientific research and commercial markets.  PLI designs and manufactures advanced solid-state lasers for the scientific research and industrial markets.  The acquisition of PLI has enabled us to gain market share in the scientific research and industrial markets through additional product and service offerings.

In fiscal 2003, we initiated a tender offer to purchase the remaining 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary for approximately $10.50 per share.  As a result of the tender offer and the purchase of additional outstanding shares subsequent to the tender offer, we owned 95.01% of the outstanding shares of Lambda Physik at September 30, 2004.  The acquisition of these additional shares has enabled us to increase operating efficiencies by providing management and technical expertise, as well as minimizing redundant administrative costs.  In May 2004, a resolution was passed at Lambda Physik’s shareholders’ meeting that permits us to acquire all remaining shares outstanding.  In November 2004, we agreed to increase the price to be paid to those minority shareholders who did not accept the squeeze out proposal to approximately $18.88 per share in exchange for their agreement to waive rights to a court appraisal.  We anticipate that the Göttingen court will approve the merger in the first calendar quarter of 2005.  Once the approval is in place, we plan to purchase the remaining shares of Lambda Physik and complete the integration.

RESTRUCTURINGS AND CONSOLIDATION

In fiscal 2004, our Lambda Physik subsidiary initiated and completed plans to restructure its manufacturing sites in Göttingen, Germany, to optimize operating efficiency.  As a result, we recognized a charge of $1.1 million ($1.0 million net of minority interest) in fiscal 2004 related to these initiatives.

In fiscal 2003, we undertook several initiatives aimed at both changing business strategy and improving operational efficiencies.  Changes in business strategy included the termination of the activities of CTAG.  In order to improve operational efficiencies, we outsourced the production of printed circuit boards, reassessed the planned utilization of certain long-lived assets at various operating sites and consolidated the activities of a foreign subsidiary.  As a direct result of these initiatives, we recognized $31.1 million in restructuring, impairment and other charges in fiscal 2003.  These initiatives are discussed further in “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

GOVERNMENT REGULATION

Environmental regulation

Our operations are subject to various federal, state and local environmental protection regulations governing the use, storage, handling and disposal of hazardous materials, chemicals, various radioactive materials and certain waste products.  In the United States, we are subject to the federal regulation and control of the Environmental Protection Agency.  Comparable authorities are involved in other countries.  We believe that compliance with federal, state and local environmental protection regulations will not have a material adverse effect on our capital expenditures, earnings and competitive and financial position.

Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards required by federal and state laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials.  In the event of such an accident involving such materials, we could be liable for damages and such liability could exceed the amount of our liability insurance coverage and the resources of our business.

SEGMENT INFORMATION

Financial information relating to segment operations for the years ended September 30, 2004, 2003 and 2002, is set forth in Note 18, “Segment Information” of our Notes to Consolidated Financial Statements.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Financial information relating to foreign and domestic operations for the  years ended September 30, 2004, 2003 and 2002, is set forth in Note 18, “Segment Information” of our Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

At September 30, 2004, our primary locations were as follows:

	Description	Use	Term
Electro-Optics:
Santa Clara, CA	8.5 acres of land, 200,000 square foot building	Corporate headquarters, manufacturing, R&D	Owned

Santa Clara, CA	11 acres of land, 216,000 square foot building	Office	Owned

Auburn, CA	4 buildings, total of 254,380 square feet	Office, manufacturing	Owned buildings, land leases expiring from 2021 through 2046

San Jose, CA	28,800 square foot building	Office, manufacturing	Leased through February 2007 with five-year renewal option

Portland, OR	25,064 square foot building	Office, manufacturing	Leased through December 2008

East Hanover, NJ	30,000 square foot building	Office, manufacturing	Leased through October 2005 with option to purchase building

Bloomfield, CT	48,046 square-foot building	Office, manufacturing	Leased through December 2012

Dieburg, Germany	31,306 square foot building	Office	Leased through December 2007 with five-year renewal option

Lübeck, Germany	32,507 square foot building	Office, manufacturing	Leased through June 2005 with renewal option

Lübeck, Germany	21,980 square feet	Office, manufacturing	Leased through December 2009 with option to purchase building

Leicester, England	2 buildings totaling 34,537 square feet	Office, manufacturing	Leased through December 2007

Tampere, Finland	5 acres of land, 40,970 square foot building	Office, manufacturing	Owned

Glasgow, Scotland	2 acres of land, 30,000 square foot building	Office, manufacturing	Owned

Tokyo, Japan	17,550 square foot building	Office	Leased through April 2005

Lambda Physik:
Göttingen, Germany	7.6 acres of land, 4 buildings totaling 119,500 square feet	Office, manufacturing	Owned

Göttingen, Germany	32,232 square-foot building	Office, manufacturing	Leased through December 2006

Fort Lauderdale, FL	27,868 square-foot building	Office	Leased through December 2008

Yokohama, Japan	7,080 square-foot building	Office	Leased through October 2006

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ National Market under the symbol “COHR.”  The following table sets forth the high and low closing prices for each quarterly period during the past two fiscal years as reported on the NASDAQ National Market.

	Years Ended September 30,
	2004		2003
	High	Low	High	Low
First quarter	$27.90	$21.23	$21.63	$16.17
Second quarter	$30.73	$23.72	$21.94	$17.47
Third quarter	$29.85	$24.44	$25.50	$18.75
Fourth quarter	$27.89	$24.26	$28.44	$22.77

The number of stockholders of record as of December 1, 2004 was 1,631.  No cash dividends have been declared or paid since Coherent was founded and we have no present intention to declare or pay cash dividends.  Our agreements with certain financial institutions restrict the payment of dividends on our Common Stock.  See Note 9, “Short-term Borrowings” in our Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the last five fiscal years have been derived from our audited financial statements.  The following selected consolidated financial data reflects our former Medical segment as discontinued operations.  See Note 3, “Discontinued Operations” in our Notes to Consolidated Financial Statements.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

	Years ended
Consolidated financial data	Oct. 2, 2004(5)	Sept. 27, 2003(4)	Sept. 28, 2002(3)	Sept. 29, 2001(2)	Sept. 30, 2000(1)
	(In thousands, except per share data)

Net sales	$494,954	$406,235	$397,324	$477,945	$383,983
Gross profit	$207,559	$148,768	$161,006	$199,773	$176,284
Income (loss) from continuing operations	$17,501	$(46,533)	$(70,837)	$27,485	$61,224
Income (loss) from continuing operations per share (6):
Basic	$0.58	$(1.58)	$(2.46)	$0.99	$2.42
Diluted	$0.57	$(1.58)	$(2.46)	$0.95	$2.24
Shares used in computation (6):
Basic	30,179	29,448	28,786	27,709	25,252
Diluted	30,544	29,448	28,786	28,817	27,319
Total assets (excluding discontinued operations)	$761,855	$709,365	$804,257	$874,517	$591,313
Long-term obligations	$14,215	$27,911	$43,345	$58,159	$68,647
Other long-term liabilities	$49,128	$29,008	$55,860	$53,097	$32,143
Minority interest in subsidiaries	$5,402	$7,475	$49,602	$49,367	$48,855
Stockholders’ equity	$588,581	$543,858	$557,243	$598,295	$461,769

(1)          Includes a $33.5 million after-tax gain on issuance of stock by our Lambda Physik AG subsidiary.

(2)          Includes a $5.8 million after-tax charge for write-offs of inventory and open purchase commitments in our Lambda Physik segment.  Also includes a $1.6 million after-tax charge for the write-off of purchased in-process research and development associated with the acquisitions of DEOS and MicroLas.

(3)          Includes a $79.2 million after-tax impairment charge on our Lumenis common stock; a $6.7 million after-tax asset impairment charge resulting primarily from a decision to cease most of our activities related to the telecom passives component market; a $3.0 million tax benefit relating to a refund of prior year taxes; $1.0 million after-tax gain on sale of real estate; $0.7 million after-tax and minority interest royalty revenues; and a $0.7 million after-tax and minority interest non-recurring favorable inventory adjustment.

(4)          Includes a $10.2 million impairment charge on our Lumenis common stock; a $9.2 million after-tax charge related to the termination of activities in our Telecom-Actives group; a $7.9 million after-tax charge for the write-down of manufacturing facilities and equipment to net realizable value due to excess capacity and consolidation of operations; a $6.3 million charge for the write-off of purchased in-process research and development associated with our acquisition of Positive Light, Inc and step acquisition of Lambda Physik; a $5.6 million valuation allowance against Lambda Physik’s deferred tax assets; a $2.7 million after-tax impairment charge to write down our Lincoln, California facility to net realizable value; a $2.3 million after-tax charge to write down our loan to Picometrix, Inc. (Picometrix) to net realizable value; a $1.8 million, net of minority interest, impairment charge to write off goodwill associated with Lambda Physik’s lithography business; severance costs at Lambda Physik of $1.3 million, after-tax and net of minority interest; a $1.0 million after-tax charge related to early lease termination costs associated with our Santa Clara, California facility; a $2.1 million tax benefit relating to refund of prior years’ taxes; a customer contract settlement fee of $2.0 million, after-tax and net of minority interest received by Lambda Physik; and a gain of $1.5 million related to the sale of 5.2 million shares of Lumenis, Ltd.

(5)          Fiscal 2004 includes 53 weeks, whereas all other fiscal years presented include 52 weeks.  Includes $3.9 million of net sales from an entity consolidated under Financial Accounting Standards Board Interpretation No. 46R (FIN 46R); additionally, this entity’s net income of $0.5 million was eliminated through minority interest.  Fiscal 2004 also includes a $0.6 million after-tax gain on the sale of certain technology and a $2.0 million after-tax recovery on the sale of a previously impaired note receivable.

(6)          See Note 2, “Significant Accounting Policies” and Note 17, “Earnings (Loss) Per Share” in our Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing income (loss) per share.

 ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report.  This discussion contains forward-looking statements, which involve risk and uncertainties.  Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this Annual Report.  See “Special Note Regarding Forward Looking Statements” at the beginning of the Annual Report.

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition (dollars in thousands):

	Years Ended September 30,
	2004	2003	2002
	(Dollars in thousands)

Bookings - Electro-Optics	$427,906	$337,976	$301,277
Bookings - Lambda Physik	$93,912	$67,493	$85,658
Net sales - Electro-Optics	$409,293	$324,308	$307,622
Net sales - Lambda Physik	$85,661	$81,927	$89,702
Gross profit as a % of net sales - Electro-Optics	44.3%	39.3%	41.7%
Gross profit as a % of net sales - Lambda Physik	30.9%	26.2%	36.7%
Research and development as a % of net sales	12.6%	12.5%	13.2%
Cash provided by continuing operations	$69,479	$21,214	$101,775
DSO in inventories	76.2	88.7	80.8
DSO in receivables	70.4	64.8	69.3
Capital spending as a % of net sales	9.4%	6.3%	10.0%

Definitions and analysis of these performance indicators are as follows:

Bookings

Bookings represent orders expected to be shipped within 12 months.  Bookings are generally cancelable without substantial penalty and, historically, we generally have not experienced a significant rate of cancellation.  Bookings for a period are calculated by adding current period net sales to the increase or decrease in ending backlog during the period.

In our Electro-Optics segment, fiscal 2004 bookings increased 26.6% from fiscal 2003.  Current year bookings, compared to fiscal 2003, increased in the microelectronics, scientific and government programs, OEM components and instrumentation and materials processing markets, partially offset by decreases in the graphic arts and display market.  Fiscal 2003 bookings increased 12.2% from fiscal 2002, with increases in the scientific and government programs, graphic arts and display, microelectronic and materials processing markets, partially offset by decreases in the OEM components and instrumentation market.

The continued strength in our microelectronics bookings is a direct result of our prior investment decisions.  Today, a significant portion of our revenue is derived from sales to customers investing in emerging manufacturing technologies.  This has allowed us to withstand recent downturns in capacity-driven demand.  Orders for lasers used in wafer processing were mixed.  Emerging technologies for use in the 65nm and 45nm nodes remained strong, especially for photomask inspection and repair tools.  Demand for lasers for wafer metrology tools has been stable.  Bookings for the wafer inspection market slowed down as these are mostly capacity driven.  Service revenues across all applications were healthy.  Bookings in the advanced packaging market were led by increasing interconnect density and demand for motherboards and chip packages for consumer electronics.  Many of the laser-based tools sold into this market are dual-head systems, which means they contain two lasers of different wavelengths, ultraviolet and infrared.  This configuration allows manufacturers to process different materials and feature sizes.  We believe future demand will shift towards the ultraviolet for two reasons.  First, the ultraviolet tools are capable of producing sub-50 micron features that are critical for next generation chip-scale and wafer-level packages.  Second, our recent introduction of the high-power, Avia Thor™ laser will increase the throughput of the packaging tools, thereby enhancing productivity and lowering cost-of-ownership.  Order volume was solid for laser direct imaging for printed circuit board manufacturing and market penetration continued to increase.  The keys to broader penetration are higher throughput and more leverage on the cost-of-ownership model.  We are committed to addressing both drivers with our next platform, the Paladin 8000™, which we expect to have  in production next spring.

For scientific and government programs, demand was up sharply in both the U.S. and Europe, while demand in Asia slowed.  We received record orders for our Chameleon hands-free femtosecond laser system from the biological imaging market.  The Chameleon is a critical component in producing high-resolution, 3-dimensional images.  We also experienced strong demand for our high performance UF amplifiers for biological imaging and high-energy physics.

Bookings increased in the OEM components and instrumentation market as we continue to expand our share in the bioinstrumentation market with the addition of two new moderate volume OEM accounts for our Sapphire™ product and organic growth of the market.  There are new opportunities for a higher power Sapphire laser.  Among these opportunities is confocal microscopy, a technique used to resolve 3D structure in a variety of samples from biological tissues to semiconductors.  We have established a presence in this market with our first volume order for the 200mW Sapphire.  Future applications for the high power Sapphire include lab-on-a-chip and DNA sequencing.  Activity in the medical market laser was also solid paced by orders for carbon dioxide lasers, diode lasers, and optics.

The year-on-year growth in the materials processing market was disappointing since we believe this is an under-penetrated market.  There are several factors that influenced the results.  The Asian market, and China specifically, drove much of the growth through the first half of fiscal 2004.  Then, growth slowed due to new credit policies established mid-year by the Chinese central government to slow economic growth and high energy prices resulted in reduced investments for manufacturing infrastructure.  Lastly, the market is looking for aggressive gains in the cost-of-ownership, which requires more than simple changes to the existing product portfolio.  To this end, we are planning to introduce several new products for medium to high-volume marking, engraving and desktop manufacturing.  We expect these products to contribute revenues in the upcoming quarters.

The decrease in graphic arts and display orders is due more to technology migration than market conditions.  Direct diode lasers have been adopted at a much faster rate during fiscal 2004.  They displaced certain types of visible lasers due to their size, efficiency and cost.  In fact, the difference in average selling prices (ASP) between a direct diode laser and a visible diode-pumped solid-state laser can be more than $5,000 per unit.  The volume gains have been insufficient to offset the ASP reduction.  As we move into fiscal 2005, we expect a number of newer products, such as a version of our Paladin™ laser and new diode laser technology; will gain traction in the marketplace.

In our Lambda Physik segment, fiscal 2004 bookings increased 39.1% from fiscal 2003.  Bookings increases in the industrial and scientific and medical markets were partially offset by decreases in the lithography market.  Fiscal 2003 bookings decreased 21.2% from fiscal 2002 bookings, with decreases in the lithography and industrial markets partially offset by increases in the scientific and medical market.

Bookings in the industrial market continued to dominate orders.  Demand for lasers used to produce LTPS (low-temperature poly-silicon) flat panel displays remained solid, with increasing penetration of LTPS displays and more rapid deployment of OLEDs driving the strength in orders.  We encountered increased activity in the ink-jet market where Lambda Physik’s excimer lasers are used to drill nozzles in the ink-jet heads.   In addition, we are seeking several new applications in product security and display technologies.

Bookings in the scientific and medical market increased primarily due to our OPTex lasers in the medical market. We are also experiencing renewed interest from the scientific market stemming from laser-assisted deposition of exotic materials.  While still in a research mode, these techniques could rapidly migrate into the commercial realm.

Bookings decreased in the lithography market primarily due to shifts in technology mix, whereby demands for high productivity wafer scanners at 248nm and 193nm have surfaced.  To address these demands, Lambda Physik introduced the LithoTexTM, its new high-power 193nm laser at Semicon West in fiscal 2004.

Net Sales

Net sales include sales of lasers, laser-based systems, precision optics, related accessories and service contracts.  Net sales for fiscal 2004 increased 26.2% in our Electro-Optics segment and 4.6% in our Lambda Physik segment from fiscal 2003.  Net sales for fiscal 2003 increased 5.4% in our Electro-Optics segment and decreased 8.7% in our Lambda Physik segment from fiscal 2002.  For a more complete description of the reasons for changes in net sales, we refer you to the “Results of Operations” section of this Annual Report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (gross profit percentage) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in fiscal 2004 increased from 39.3% to 44.3% in our Electro-Optics segment and increased from 26.2% to 30.9% in our Lambda Physik segment from fiscal 2003.  Gross profit percentage for fiscal 2003 decreased from 41.7% to 39.3% in our

Electro-Optics segment and decreased from 36.7% to 26.2% in our Lambda Physik segment from fiscal 2002.  For a more complete description of the reasons for changes in gross profit percentage, we refer you to the “Results of Operations” section of this Annual Report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (R&D percentage) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D spending to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage increased from 12.5% in fiscal 2003 to 12.6% in fiscal 2004 and decreased from 13.2% in fiscal 2002 to 12.5% in fiscal 2003.  For a more complete description of the reasons for changes in R&D percentage, refer to the “Results of Operations” section of this Annual Report.

Net Cash Provided by Continuing Operating Activities

Net cash provided by continuing operating activities shown on our Consolidated Statements of Cash Flows primarily represents the excess of cash collected from billings to our customers and other receipts, including tax refunds, over cash paid to our vendors for expenses and inventory purchases to run our business.  This amount represents cash generated by current operations to pay for equipment, technology, and other investing activities, to repay debt, fund acquisitions and for other financing purposes.  We believe this is an important performance indicator since cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth.  We believe generating consistent cash from operations is an indication that our products are achieving a high level of customer satisfaction and we are appropriately monitoring our expenses and inventory levels.  For a more complete description of the components of cash flows from continuing operating activities, we refer you to the Consolidated Statements of Cash Flows and the “Changes in Financial Condition” section of this Annual Report.

Daily Sales Outstanding in Inventories

We calculate daily sales outstanding (DSO) in inventories as net inventories at the end of the period divided by net sales of the period and then multiplied by the number of days in the period, using 360 days for years.  This indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more working capital available.  The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in inventories for fiscal 2004 decreased 12.5 days from fiscal 2003 to 76.2 days.  The improvement in DSO in inventories is primarily due to better management of inventory levels in relation to sales volumes.

Daily Sales Outstanding in Receivables

We calculate daily sales outstanding (DSO) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 360 days for years.  This indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more working capital available.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in receivables for fiscal 2004 increased 5.6 days from fiscal 2003.  The deterioration in DSO in receivables is primarily due to increased sales volumes towards the end of fiscal 2004 compared to the end of fiscal 2003.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (capital spending percentage) is calculated as capital expenditures for the period divided by net sales for the period.  This indicates the extent to which we are expanding or modernizing our operations, including investments in technology.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures.  Our capital spending percentage increased from 6.3% to 9.4% compared to fiscal 2003 primarily due to our purchase of our previously leased facility in Santa Clara, California, in the first quarter of fiscal 2004.  Our capital spending percentage decreased from 10.0% in fiscal 2002 to 6.3% in fiscal 2003 primarily due to higher investments in the expansion of manufacturing capacity in fiscal 2002.  We anticipate that capital spending for fiscal 2005 will be approximately 5% to 6% of net sales.

SIGNIFICANT EVENTS

On June 3, 2003, we initiated a tender offer to purchase the 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary that were owned by other shareholders (the minority interest) for approximately $10.50 per share.  During fiscal 2003, we purchased 4,489,823 outstanding shares of Lambda Physik for approximately $47.7 million, resulting in a total ownership percentage of 94.26% (inclusive of shares previously owned) as of September 30, 2003.  During fiscal 2004, we purchased an additional 98,677 of outstanding shares of Lambda Physik for approximately $1.3 million, resulting in a total ownership percentage of 95.01% (inclusive of shares previously owned) as of September 30, 2004.  On May 5, 2004, a resolution was passed at Lambda Physik’s shareholders’ meeting that permits us to acquire all remaining shares in accordance with the German Stock Corporation Act.  Upon acquisition of the minority interest, we plan on converting Lambda Physik from a stock corporation to a limited liability company, which will result in the Lambda Physik shares being de-listed from the Frankfurt Stock Exchange.  On November 2, 2004, we agreed to increase the price to be paid to those minority shareholders who did not accept the squeeze out proposal to approximately $18.88 per share in exchange for their agreement to waive rights to a court appraisal.  On November 17, 2004, the Göttingen court approved this definitive agreement and, as a result, the registration of the squeeze out resolution of the May 5, 2004 shareholders meeting has been applied for. We anticipate that the Göttingen court will approve the merger in the first calendar quarter of 2005 following a statutory notification and review period.  Once the approval is in place, we plan to purchase the remaining shares of Lambda Physik and complete the integration.

In September 2004, we sold our note receivable from Picometrix for $4.0 million, resulting in a recovery of approximately $3.2 million of the impairment charge previously recognized in fiscal 2003 (see Note 8 “Balance Sheet Details” in our Notes to Consolidated Financial Statements).

In December 2004, our Lambda Physik subsidiary decided to discontinue future product development and investments in the semiconductor lithography market.  As a result of this decision, we anticipate recognizing a charge of between $3.0 million and $6.0 million in the quarter ending January 1, 2005, primarily to recognize the write-downs of potentially excessive and obsolete inventories.

RESULTS OF OPERATIONS—YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

Fiscal 2004 includes 53 weeks, whereas fiscal 2003 and fiscal 2002 included 52 weeks.

Consolidated Summary

	Years Ended September 30,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.1%	63.4%	59.5%
Gross profit	41.9%	36.6%	40.5%
Operating expenses:
Research and development	12.6%	12.5%	13.2%
In-process research and development	—	1.6%	—
Selling, general and administrative	22.9%	25.6%	23.7%
Restructuring, impairment and other charges	(0.7)%	8.6%	2.8%
Intangibles amortization	1.4%	1.3%	0.9%
Total operating expenses	36.2%	49.6%	40.6%
Income (loss) from operations	5.7%	(13.0)%	(0.1)%
Other income (expense):
Interest and dividend income	0.5%	1.3%	2.5%
Interest expense	(0.6)%	(0.9)%	(1.3)%
Foreign exchange gain (loss)	0.1%	(0.4)%	(0.2)%
Write-down of Lumenis investment	—	(2.5)%	(26.2)%
Other—net	0.0%	1.4%	0.7%
Total other income (expense), net	0.0%	(1.1)%	(24.5)%
Income (loss) from continuing operations before income taxes and minority interest	5.7%	(14.1)%	(24.6)%
Provision (benefit) for income taxes	2.2%	(1.6)%	(6.8)%
Income (loss) from continuing operations before minority interest	3.5%	(12.5)%	(17.8)%
Minority interest in subsidiaries’ (earnings) losses	0.0%	1.0%	(0.1)%
Net income (loss) from continuing operations	3.5%	(11.5)%	(17.9)%
Gain on disposal of Medical segment	0.1%	0.2%	0.5%
Net income (loss)	3.6%	(11.3)%	(17.4)%

Income from continuing operations for fiscal 2004 was $17.5 million ($0.57 per diluted share), including a recovery of $3.2 million on the sale of our Picometrix note receivable and a $1.2 million gain related to the sale of certain technology.

Loss from continuing operations for fiscal 2003 was $46.5 million ($1.58 per diluted share) including restructuring, impairment and other charges of $35.2 million, a $10.2 million impairment charge related to the write-down of our shares of Lumenis, a $6.3 million write-off of purchased in-process research and development (IPR&D) related to the acquisitions of PLI and 33.88% of Lambda Physik, a $5.6 million net of minority interest charge to reflect the establishment of a valuation allowance against Lambda Physik’s deferred tax assets and severance costs at Lambda Physik of $2.5 million ($2.2 million net of minority interest), partially offset by a settlement fee of $4.4 million ($3.4 million net of minority interest) received by Lambda Physik related to the cancellation of a customer contract dating back to the fourth quarter of fiscal 2001, gains of $2.1 million relating to refunds of prior year taxes and a gain of $1.5 million related to the sale of 5.2 million shares of Lumenis.  The fiscal 2003 restructuring, impairment and other charges of $35.2 million included a $14.8 million restructuring and impairment charge related to the termination of activities of our CTAG operating segment, impairment charges of $9.6 million relating to manufacturing facilities and equipment due to excess capacity and consolidation of operations, a $3.7 million allowance against our note receivable from Picometrix, a $3.1 million write-down of our Lincoln, California facility to estimated net realizable value at December 28, 2002, goodwill impairment of $2.4 million ($1.8 million net of minority interest) and $1.7 million of early lease termination costs relating to our operating lease for our facility in Santa Clara, California, partially offset by the recovery of $0.1 million in excess of estimated net realizable value for assets previously impaired and classified as held for sale.

During fiscal 2002, loss from continuing operations was $70.8 million ($2.46 per diluted share), including impairment charges of $115.3 million, a $3.0 million tax benefit related to a refund of prior year taxes, a gain on sale of real estate of $1.7 million, royalty revenue of $2.0 million ($1.5 million net of minority interest) and a non-recurring favorable inventory adjustment of $1.6 million ($1.2 million net of minority interest).  The fiscal 2002 impairment charges included a $104.2 million write-down of the value of the Lumenis stock we acquired as a result of the April 2001 sale of our Medical segment to Lumenis, as well as an $11.0 million charge for equipment impairment due to management’s decision to cease most of our activities related to the telecom passives component market.

The fiscal 2004 increase in income from continuing operations as compared to fiscal 2003 was primarily attributable to the prior year’s larger restructuring, impairment and other charges, higher sales volumes, higher gross margins as a percentage of sales, the prior year’s impairment charge on Lumenis shares, the prior year’s IPR&D charges, the prior year’s higher valuation allowance provision against Lambda Physik’s deferred tax assets and the current year’s recovery on the sale of our Picometrix note receivable, partially offset by higher research and development spending, higher selling, general and administration expenses and the prior year’s gain on settlement contracts.

The fiscal 2003 decrease in loss from continuing operations as compared to fiscal 2002 was primarily attributable to fiscal 2002’s impairment charges, fiscal 2003’s gain on settlement contracts and fiscal 2003’s gain on sale of Lumenis shares, partially offset by fiscal 2003’s restructuring, impairment and other charges, lower gross margins as a percentage of sales, fiscal 2003’s impairment charge on Lumenis shares, fiscal 2003’s IPR&D charges, fiscal 2003’s valuation allowance against Lambda Physik’s deferred tax assets, fiscal 2003’s severance costs at Lambda Physik, lower interest and dividend income, fiscal 2002’s gain on sales of real estate, fiscal 2002’s royalty revenue and fiscal 2002’s favorable inventory adjustment.

Net Sales

The following table sets forth, for the periods indicated, the amount of net sales for our operating segments and their relative percentages of total net sales.

	Years Ended September 30,
	2004		2003		2002
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Consolidated:
Domestic	$192,877	39.0%	$157,171	38.7%	$159,247	40.1%
Foreign	302,077	61.0%	249,064	61.3%	238,077	59.9%
Total	$494,954	100.0%	$406,235	100.0%	$397,324	100.0%

Electro-Optics:
Domestic	$181,405	36.7%	$142,310	35.0%	$140,371	35.3%
Foreign	227,888	46.0%	181,998	44.8%	167,251	42.1%
Total	$409,293	82.7%	$324,308	79.8%	$307,622	77.4%

Lambda Physik:
Domestic	$11,472	2.3%	$14,861	3.7%	$18,876	4.8%
Foreign	74,189	15.0%	67,066	16.5%	70,826	17.8%
Total	$85,661	17.3%	$81,927	20.2%	$89,702	22.6%

Consolidated

During fiscal 2004, net sales increased by $88.7 million, or 22%, to $495.0 million from $406.2 million in fiscal 2003 as a result of increased sales volumes in both reportable segments.  Foreign sales increased $53.0 million, or 21%, and domestic sales increased $35.7 million, or 23%.  Foreign sales were 61% of net sales in both fiscal 2004 and 2003.  We anticipate that our microelectronics and material processing markets will show the greatest growth potential in the future as feature sizes continue to shrink and new materials are introduced.  The scientific research and OEM components and instrumentation markets are projected to show more modest growth, while the graphic arts and display market continues to hold solid opportunities.  Lambda Physik’s growth in fiscal 2004 was led by strength in the industrial market and we believe this trend should continue.

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

Electro-Optics

Electro-Optics net sales increased by $85.0 million, or 26%, in fiscal 2004 to $409.3 million from $324.3 million in fiscal 2003. Foreign sales increased by $45.9 million, or 25%, and domestic sales increased by $39.1 million, or 27%, from fiscal 2003.  Sales increased across all five primary market segments: microelectronics, scientific research and government programs, OEM components and instrumentation, materials processing and graphic arts and display and were impacted favorably by the strengthening of the Euro, Yen and Pound Sterling against the U.S. dollar.  Microelectronics application sales increased $51.4 million, or 95%, compared to fiscal 2003, primarily due to improving fundamentals in the semiconductor equipment and consumer electronics markets.  Net sales within the scientific research and government programs lines of business improved by $16.4 million, or 16%, compared to fiscal 2003, primarily as a result of the increase in sales from our acquisition of PLI ($7.2 million), increased sales from new scientific products and the consolidation of Picometrix ($3.9 million) for six months in fiscal 2004.  OEM components and instrumentation application sales increased $8.6 million, or 9%, primarily due to significantly increased bioinstrumentation volumes.  Materials processing application sales increased $8.3 million, or 16%, primarily due to strong orders for marking, engraving and textile processing.  Sales in the graphic arts and display applications increased $0.3 million, or 1%, from fiscal 2003.  Although we experienced increases in orders received over the past several quarters and we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

Electro-Optics net sales increased by $16.7 million, or 5%, in fiscal 2003 to $324.3 million from $307.6 million in fiscal 2002.  Foreign sales increased by $14.8 million, or 9%, and domestic sales increased by $1.9 million, or 1%, from fiscal 2002.  Sales increased primarily due to the acquisitions of Molectron and PLI and across all five primary market segments: microelectronics, graphic arts and display, materials processing, scientific research and government programs, and OEM components and instrumentation.  Net sales within the scientific and government lines of business improved by approximately $4.8 million, or 5%, compared to fiscal 2002 primarily as a result of the increase in sales from PLI ($9.6 million), partially offset by a decline in other scientific business.  The microelectronics market application net sales increased $3.9 million, or 8%, from fiscal 2002 due to improving fundamentals in the semiconductor equipment and consumer electronics markets.  Graphic arts and display benefited from a transition to more environmentally friendly digital processes in both the computer-to-plate and photo-finishing applications, resulting in a $3.4 million, or 16% increase in sales from fiscal 2002.  The materials processing market application net sales increased $2.3 million, or 5%, from fiscal 2002 as the laser replaced conventional machine tools for cutting, marking, and coding, and benefited from an increase in sales to Asia, although growth was somewhat tempered as a result of the spread of SARS in the region.  Our OEM components and instrumentation net sales increased $2.2 million, or 2%, resulting from increased demand and sales of bio-instrumentation products offset by a decline in sales to Lumenis.  Additionally, the strengthening of the Euro and Yen against the U.S. dollar also resulted in an increase to net sales.

In fiscal 2004 and 2003, no customers accounted for greater than 10% of Electro-Optics net sales.

Lambda Physik

Lambda Physik net sales increased by $3.7 million, or 5%, in fiscal 2004 to $85.7 million from $81.9 million in fiscal 2003.  Foreign sales increased by $7.1 million, or 11%, while domestic sales decreased by $3.4 million, or 23%.  Net sales increased primarily due to the strengthening of the Euro and Yen against the U.S. dollar, higher sales volumes in the industrial market due to increases in the flat panel and ink jet system business and increased demand with medical OEM customers, partially offset by lower systems sales volumes in the lithography market.

Lambda Physik net sales decreased by $7.8 million, or 9%, in fiscal 2003 to $81.9 million from $89.7 million in fiscal 2002.  Domestic sales decreased by $4.0 million, or 21%, and foreign sales decreased by $3.8 million, or 5%.  The decrease in sales was primarily due to lower sales volumes in the industrial market due to weakness in the flat panel business, lower royalty revenue and lower demand with medical OEM customers, partially offset by the strengthening of the Euro against the U.S. dollar and higher sales volumes in the lithography market due to the introduction of the new 193nm wavelength lasers, following a period of decline caused by the downturn in the semiconductor industry.

In fiscal 2004, one customer accounted for 31% of Lambda Physik’s net sales.  In fiscal 2003, one customer accounted for 18% of Lambda Physik’s net sales while another customer accounted for 11% of Lambda Physik net sales.

Gross Profit

Consolidated

The consolidated gross profit rate increased by 5.3% to 41.9% in fiscal 2004 from 36.6% in fiscal 2003.  The increase in the gross profit rate was primarily due to more effective leveraging of manufacturing overhead (2.6%) due to higher sales volumes and consolidation of manufacturing operations; more favorable manufacturing variances (0.8%) resulting from outsourcing the manufacture of certain components and the sale of previously written down inventories; favorable product mix (0.8%) with lower shipments of low margin OEM components products, higher ASPs on scientific products and higher shipments of higher margin microelectronics products in the Electro-Optics segment as well as higher sales of Lambda Physik’s high margin industrial systems, partially offset by lower ASPs in Electro-Optics’ bioinstrumentation market and lower sales of high margin lithography systems and higher sales of lower margin medical and scientific products in the Lambda Physik segment, lower warranty expenses (0.6%) in Lambda Physik’s lithography business and lower additional inventory provisions (0.5%) in the Electro-Optics segment.

Our consolidated gross profit rates have been and will continue to be affected by a variety of factors including foreign and domestic sales mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, foreign currency fluctuations and field service margins.  We plan to add 2 to 4 percentage points to the Electro-Optics gross profit over the next 24 months.  We expect to accomplish this by better exercising our buying power to reduce material costs, strengthening of our supply chain and migrating to more common components and product platforms.  Lambda Physik’s gross profit will benefit from a full year of improved product reliability, reduced warranty costs and improving margins on service contracts but will be impacted by charges recognized from its decision to discontinue future development in the semiconductor lithography market.

The consolidated gross profit rate decreased by 3.9% to 36.6% in fiscal 2003 from 40.5% in fiscal 2002.  The decrease in the gross profit rate was primarily due to changes in product mix with higher shipments of lower margin commercial solid state systems to the materials processing market in the Electro-Optics segment (1.6%) and lower shipments of higher margin industrial systems in the Lambda Physik segment (1.2%), higher manufacturing expenses as a percentage of sales in the Lambda Physik segment (0.6%) due to lower sales volumes, higher inventory valuation reserve requirements due to a lower forecasted outlook for the lithography business and higher warranty expenses in both segments.

Electro-Optics

The gross profit rate increased by 5.0% to 44.3% of net sales in fiscal 2004 from 39.3% in fiscal 2003.  The increase was primarily due to more effective leveraging of manufacturing overhead (2.7%) due to higher sales volumes and consolidation of manufacturing operations, more favorable manufacturing variances (0.9%) resulting from outsourcing the manufacture of certain components and the sale of previously written down inventories, favorable product mix (0.6%) with lower shipments of low margin OEM components products, higher average selling prices (ASPs) on scientific products and higher shipments of higher margin microelectronic products, partially offset by lower ASPs in the bioinstrumentation market and lower additional inventory provisions (0.6%).

The gross profit rate decreased by 2.4% to 39.3% in fiscal 2003 from 41.7% in fiscal 2002.  The decrease was primarily due to higher shipments of lower margin commercial CO2 gas laser systems to the materials processing market (1.9%) and higher warranty expenses due to new product introductions (1.1%), partially offset by more favorable manufacturing variances (0.5%) due to lower scrap and rework charges.

Lambda Physik

The gross profit rate increased by 4.7% to 30.9% in fiscal 2004 from 26.2% in fiscal 2003.  The increase in gross profit rate was due to lower warranty expenses (3.2%) primarily in the lithography business and changes in mix (1.5%) with higher sales of high margin TFT and ink jet industrial systems, partially offset by lower sales of high margin lithography systems and higher sales of lower margin medical and scientific products.

The gross profit rate decreased by 10.5% to 26.2% in fiscal 2003 from 36.7% in fiscal 2002.  The decrease in the gross profit rate was primarily due to changes in mix (7.0%) with lower shipments of higher margin industrial systems and higher manufacturing expenses as a percentage of sales (3.5%), as well as due to lower sales volumes, higher inventory valuation reserve requirements due to a lower forecasted outlook for the lithography business and higher warranty expenses in the industrial business.

Operating Expenses

	Years Ended September 30,
	2004		2003		2002
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$62,476	12.6%	$50,751	12.5%	$52,613	13.2%
In-process research and development	—	—	6,338	1.6%	—	—
Selling, general and administrative	113,301	22.9%	103,929	25.6%	94,114	23.7%
Restructuring, impairment and other charges	(3,093)	(0.7)%	35,163	8.6%	11,015	2.8%
Intangibles amortization	6,698	1.4%	5,147	1.3%	3,427	0.9%
Total operating expenses	$179,382	36.2%	$201,328	49.6%	$161,169	40.6%

Research and development

Fiscal 2004 research and development (R&D) expenses increased $11.7 million, or 23%, from fiscal 2003 and increased to 12.6% from 12.5% of net sales.  The increase is primarily due to increased labor and material spending related to new projects in our Electro-Optics ($5.1 million) and Lambda Physik ($2.3 million) segments, the impact of the strengthening of the Euro against the U.S. dollar ($3.0 million) and the consolidation of Picometrix under FIN 46R ($1.3 million).  We anticipate R&D expenses to continue to be approximately 12% of net sales in fiscal 2005.

Fiscal 2003 R&D expenses decreased $1.9 million, or 4%, from fiscal 2002 and decreased to 12.5% from 13.2% of net sales.  The decrease is primarily due to the termination of our CTAG operations in the first quarter of fiscal 2003 ($4.4 million) and lower spending on projects in our Electro-Optics and Lambda Physik segments ($1.9 million), partially offset by the strengthening of the Euro against the U.S. dollar in our Lambda Physik segment ($3.3 million) and increased research and development activities related to individually addressable semiconductor laser bar products in our Electro-Optics segment ($1.1 million).  Fiscal 2003 and 2002 research and development expenses included $1.9 million and $6.3 million, respectively, for our CTAG operating segment, which was terminated in the first quarter of fiscal 2003.

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

Selling, general and administrative

Fiscal 2004 selling, general and administrative (SG&A) expenses increased by $9.4 million, or 9%, from fiscal 2003, but decreased as a percentage of net sales from 25.6% to 22.9%.  The dollar increase was primarily due to the strengthening of the Euro and Yen against the U.S. dollar ($2.8 million), higher consulting and depreciation expense related to our investments in information technology systems ($2.1 million), higher headcount related expenses ($1.9 million), higher facilities expenses due to building remodeling and consolidations ($1.4 million), higher legal, audit and tax consulting expenses ($1.1 million), higher sales commissions due to higher sales volumes ($0.9 million), the consolidation of Picometrix under FIN 46R ($0.8 million), higher marketing communications expenses ($0.5 million), partially offset by the fiscal 2003 severance costs in our Lambda Physik segment ($2.5 million).  We are focused on reducing SG&A as a percent of sales.  We anticipate SG&A expenses will be approximately 22% of net sales in fiscal 2005.

Fiscal 2003 selling, general and administrative expenses increased by $9.8 million, or 10%, from fiscal 2002, and increased as a percentage of net sales from 23.7% to 25.6%.  The increase was primarily due to the acquisitions of Molectron and PLI ($4.1 million), the impact of the strengthening of the Euro against the U.S. dollar ($3.1 million), severance costs in our Lambda Physik segment ($2.5 million), our investments in information technology systems ($2.4 million), higher tax consulting and audit fees ($0.9 million) and increased sales commissions ($0.7 million) as a result of higher sales volumes, partially offset by the termination of our CTAG operations in the first quarter of fiscal 2003 ($2.1 million) and lower headcount related spending ($1.2 million).

Restructuring, impairment and other charges

In fiscal 2004, restructuring, impairment and other charges were primarily due to a $3.2 million recovery on the sale of our note receivable from Picometrix.

In fiscal 2003, restructuring, impairment and other charges consisted of: (1) a $14.8 million charge related to the termination of our CTAG operations for the write-down of equipment to net realizable value; an accrual for the estimated contractual obligation for lease and other facility costs of the building formerly occupied by CTAG, net of sublease income; and the write-down of our option to purchase Picometrix; (2) $9.6 million of charges relating to manufacturing facilities and equipment due to excess capacity and consolidation of operations; (3) a $3.7 million charge to write-down the value of our note receivable from Picometrix to net realizable value; (4) a $3.1 million charge to write-down our Lincoln, California land, buildings and improvements and equipment to their estimated net realizable value; (5) a charge of $2.4 million due to the write-off of goodwill associated with Lambda Physik’s lithography business; and (6) $1.7 million of early lease termination costs relating to our operating lease for our facility in Santa Clara, California, partially offset by the recovery of $0.1 million in excess of estimated net realizable value for assets previously impaired and classified as held for sale.

Intangibles amortization

Amortization of intangible assets increased $1.6 million, or 30%, from fiscal 2003 to fiscal 2004 primarily due to the acquisition of an additional 34.6% of the outstanding shares of our Lambda Physik subsidiary ($0.9 million) and our fiscal 2003 acquisition of PLI ($0.7 million).  We anticipate intangibles amortization expense to continue to be approximately 1% of net sales  in fiscal 2005.

Fiscal 2003 intangibles amortization expense increased by $1.7 million, or 50% from fiscal 2002, primarily due to the acquisitions of PLI ($0.9 million), Molectron ($0.6 million) and an additional 33.88% of Lambda Physik ($0.2 million) in fiscal 2003.

Other income (expense)

Other income, net, was less than $0.1 million in fiscal 2004 compared to net expense of $4.9 million in fiscal 2003.  This change was primarily due to the fiscal 2003 $10.2 million other-than-temporary write-down of our investment in Lumenis common stock, $2.4 million more favorable foreign currency exchange net gains and a gain of $1.2 million in fiscal 2004 related to the sale of certain technology, partially offset by a $4.4 million settlement fee received by Lambda Physik relating to the cancellation of a customer contract in fiscal 2003, $2.8 million lower interest and dividend income due to lower interest rates and lower cash balances and a gain of $1.5 million in fiscal 2003 on our sale of Lumenis shares.

Other expense, net, decreased by $92.5 million in fiscal 2003 to $4.9 million from $97.4 million in fiscal 2002.  The decrease was primarily due to $94.0 million lower write-downs of our investment in Lumenis, $4.7 million lower interest and dividend income due to lower interest rates and lower cash balances and the gain on sale of real estate of $1.7 million in fiscal 2002, partially offset by a $4.4 million settlement fee received by Lambda Physik relating to the cancellation of a customer contract in fiscal 2003 and a gain of $1.5 million in fiscal 2003 on our sale of Lumenis shares.

Income taxes

The effective tax rate on income from continuing operations (before minority interest) for fiscal 2004 of 38.6% was higher than the statutory rate of 35.0% primarily due to fiscal 2004’s additional valuation allowance provision related to losses at Lambda Physik and higher state income taxes, net of federal taxes, partially offset by benefits from R&D tax credits, the benefit realized related to amounts previously written off related to our Scotland operations for which no benefit was originally recorded and the benefit from lower foreign tax rates.

The effective tax rate on loss from continuing operations (before minority interest) for fiscal 2003 of 11.6% differed from the statutory rate of 35.0% primarily due to: (1) valuation allowance provisions related to capital loss limitations with respect to losses recorded on the write-down of Lumenis stock and the impairment of the Lincoln, California facility; (2) valuation allowances recorded on deferred tax assets at Lambda Physik; and (3) the nondeductibility of IPR&D and goodwill impairment charges; partially offset by benefits from R&D tax credits and state income taxes, net of federal benefits.

The effective tax rate on loss from continuing operations (before minority interest) for fiscal 2002 of 27.8% differed from the statutory rate of 35.0% primarily due to valuation allowance provisions related to capital loss limitations with respect to losses recorded on the write-down of Lumenis stock, partially offset by state income taxes, net of federal benefits, a benefit from a refund of prior year taxes, a benefit from higher foreign taxes paid and benefits from R&D tax credits.

Minority interest in subsidiaries earnings (losses)

Minority interest in subsidiaries losses decreased $4.0 million from $4.2 million in fiscal 2003 to $0.2 million in fiscal 2004, primarily due to our acquisition of additional shares of Lambda Physik during fiscal 2003 and 2004 ($3.5 million) and the consolidation of Picometrix’s earnings in accordance with FIN 46R ($0.5 million).  As of September 30, 2004, minority shareholders owned 4.99% of the shares of Lambda Physik.  In fiscal 2004, we sold our note receivable from Picometrix, therefore, we are no longer considered its primary beneficiary.  As a result, the operating activities of Picometrix will not have any effect on minority interest in future periods.

Minority interest in subsidiaries losses was $4.2 million during fiscal 2003 compared to minority interest in subsidiaries’ earnings of $0.4 million during fiscal 2002 due to net losses incurred by our Lambda Physik segment incurred in fiscal 2003 compared to net income in fiscal 2002.  At September 30, 2003, minority shareholders owned 5.74% of the shares of Lambda Physik.

FINANCIAL CONDITION

Liquidity and capital resources

Sources and Uses of Cash

Historically, our primary source of cash has been provided through operations.  Other sources of cash include proceeds received from the sale of stock through public offerings and employee stock option and purchase plans, as well as through debt borrowings.  Our historical uses of cash have primarily been for capital expenditures, acquisitions of businesses and payments of principal and interest on outstanding debt obligations.  Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our consolidated statements of cash flows and notes thereto:

	Years Ended September 30,
	2004	2003	2002
	(in thousands)
Net cash provided by operating activities	$69,479	$21,214	$101,775
Sales of shares under employee stock plans	7,793	13,161	9,568
Capital expenditures	(46,634)	(25,678)	(39,930)
Acquisition of businesses, net of cash acquired	(2,737)	(94,880)	—
Net payments on debt borrowings	(14,399)	(34,295)	(17,812)

Net cash provided by operating activities increased by $48.3 million to $69.5 million for fiscal 2004 compared to net cash provided by operating activities of $21.2 million for fiscal 2003.  Net cash provided by operating activities decreased by $80.6 million to $21.2 million for fiscal 2003 compared to net cash provided by operating activities of $101.8 million for fiscal 2002.  The increase in cash provided by operating activities from fiscal 2003 to fiscal 2004 was primarily due to the reclassification of our short-term investments from trading securities to available-for-sale securities (resulting in a change in classification of net investments from the operating section to the investing section in the statement of cash flows) and income tax refunds received in fiscal 2004, partially offset by increased trade receivables.  The decrease in cash provided by operating activities from fiscal 2002 to fiscal 2003 was primarily due to the increase in restricted cash in fiscal 2003, higher fiscal 2003 loss from operations exclusive of non-cash charges and increased inventories.  We believe that our cash flow provided by operating activities will be adequate to cover our current working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities.  We continue to follow our strategy to further strengthen our financial position by primarily using available cash flow to fund operations and to reduce the amount of debt we have outstanding.

We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions.  However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments.  Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us.  We expect to fund future acquisitions through unrestricted cash balances, cash flows from operations, additional borrowings or the issuance of securities.  The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment.

Additional sources of cash available to us were a multi-currency line of credit and bank credit facilities totaling $44.7 million as of

September 30, 2004, of which $44.2 million was unused and available.  These credit facilities were used in Europe during fiscal 2004. Our domestic lines of credit include a $12.5 million unsecured revolving account from Union Bank of California, which expires January 31, 2005.  No amounts have been drawn upon our domestic lines of credit as of September 30, 2004.

Our ratio of current assets to current liabilities was 4.3:1 at September 30, 2004 compared to 3.9:1 at September 30, 2003.  The increase in our ratio from September 30, 2003 to September 30, 2004 is primarily due to increases in short-term investments, accounts receivable, current deferred tax assets, cash and cash equivalents and inventories, partially offset by decreases in prepaid income taxes. Our cash position, working capital and debt obligations are as follows:

	September 30,
	2004	2003
Cash and cash equivalents	$87,659	$76,541
Working capital	$345,643	$297,869
Total debt obligations	$27,915	$42,051

Debt Obligations and Restricted Cash, Cash Equivalents and Short-term Investments

During fiscal 2002, we amended the notes used to finance our acquisition of Star Medical (Star notes).  The amendment included modifications of certain covenants associated with the notes and allowed a prepayment of a portion of the principal balance.  As a result, in October 2002 we prepaid $7.3 million of the principal balance with no prepayment penalty.  The Star notes originally included financial covenants such as maintaining a minimum tangible net worth, minimum consolidated debt to capitalization ratio, fixed charge coverage ratio, as well as non-financial covenants such as providing quarterly statements to the note holders.  In September 2003, we amended the agreement to relinquish all financial covenant requirements.  In place of the covenants, the amendment requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account.  At September 30, 2004, $15.2 million and $15.2 million of current and non-current restricted cash, cash equivalents and short-term investments, respectively, were related to the Star notes (see Note 10 “Long-Term Obligations” in our Notes to Consolidated Financial Statements).

Our $12.5 million unsecured revolving account agreement from Union Bank of California is subject to standard covenants related to financial ratios, profitability and dividend payments.  As of September 30, 2004, we were in compliance with these covenants.

As part of our tender offer to purchase the remaining outstanding shares of Lambda Physik, we were required by local regulations to have funds available for the offer in an account located in Germany.  As of September 30, 2004, we had $8.4 million restricted for the purchase of the remaining outstanding shares of Lambda Physik, which are included in non-current restricted cash, cash equivalents and short-term investments on our consolidated balance sheets.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Regulation S-K.  The following summarizes our contractual obligations at September 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt payments	$27,675	$13,460	$13,963	$252	$—
Operating lease payments (1)	25,158	6,159	9,503	4,330	5,166
Capital lease payments	242	242	—	—	—
Purchase commitments with suppliers	20,010	20,010	—	—	—
Purchase obligations	6,159	6,159	—	—	—
Total	$79,244	$46,030	$23,466	$4,582	$5,166

(1)          Operating lease payments are exclusive of sublease income.

Changes in financial condition

Cash provided by operating activities in fiscal 2004 was $69.5 million, which included depreciation and amortization of $36.2 million, net income from continuing operations of $17.5 million, cash provided by operating assets and liabilities of $9.6 million and increases in net deferred tax assets of $6.6 million, partially offset by other items aggregating $0.4 million.

Cash used for investing activities in fiscal 2004 of $55.1 million included $46.6 million used to acquire property and equipment primarily due to the purchase of the Santa Clara, California facility, manufacturing equipment and investments in information technology, $24.5 million, net, used to purchase available-for-sale securities, $2.7 million used primarily to purchase additional shares of Lambda Physik and to buy-out the minority shareholders of Microlas and Optomech, and other of $3.9 million, partially offset by a $15.6 million decrease in restricted cash due to a Star note payment, $4.0 million received from the sale of the Picometrix note receivable and $3.0 million provided by proceeds from dispositions of property and equipment.

Cash used for financing activities in fiscal 2004 of $4.8 million included net debt repayments of $14.3 million, partially offset by $7.8 million generated from our employee stock purchase and stock option plans and an increase in cash overdraft of $1.7 million.

Changes in exchange rates in fiscal 2004 provided $1.3 million, primarily due to the strengthening of the Euro and Japanese Yen in relation to the U.S. dollar.

Discontinued operations during fiscal 2004 provided $0.2 million resulting from the collection of a receivable from a customer of our discontinued medical segment that had been fully reserved.

ADOPTION OF ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” in January 2003, and a revised interpretation of FIN 46 (FIN 46R) in December 2003.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003.  Since January 31, 2003, we have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary.  For arrangements entered into prior to February 1, 2003, we were required to adopt the provisions of FIN 46R in the second quarter of fiscal 2004.

During the second quarter of fiscal 2004, we evaluated our loan agreement with Picometrix, Inc. (see Note 8 “Balance Sheet Details” in our Notes to Consolidated Financial Statements) and determined that Picometrix was a variable interest entity as defined by FIN 46. Furthermore, we concluded that we were the primary beneficiary as defined by FIN 46 and were required to consolidate Picometrix at April 3, 2004.  The assets and liabilities of Picometrix were measured at their respective fair values as of April 3, 2004, resulting in the consolidation of $3.5 million of assets, $2.3 million of liabilities and $0.6 million of intangible assets (consisting of existing technology to be amortized over approximately 8 years), partially offset by minority interest of $1.1 million.  We were also required to include the results of operations of Picometrix in our consolidated financial statements subsequent to April 3, 2004.  As a result, we included net sales of approximately $3.9 million and income from continuing operations of $0.5 million related to Picometrix in fiscal 2004.  The $0.5 million of income from continuing operations was allocated to the minority interest, accordingly, the consolidation of Picometrix had no impact on our net income in fiscal 2004.  On September 30, 2004, we sold our note receivable from Picometrix and concluded that we were no longer considered the primary beneficiary of Picometrix, thus, consolidation of the assets and liabilities of Picometrix was not required under FIN 46 at September 30, 2004.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, accounting for long-lived assets (including goodwill and intangible assets), inventory valuation, warranty reserves and accounting for income taxes.

Revenue Recognition

We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the product has been delivered or the service has been rendered, the price is fixed or determinable and collection is probable.  Revenue from product sales is recorded when all of the foregoing conditions are met and risk of loss and title passes to the customer.  Our products typically include a one-year warranty and the estimated cost of product warranty claims (based on historical experience) is recorded at the time the sale is recognized.  Sales to customers are generally not subject to any price protection or return rights.

The vast majority of our sales are made to OEMs, distributors, resellers and end-users in the non-scientific market.  Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where we have agreed to perform installation or provide training.  In those instances, we defer revenue related to installation services or training until these services have been rendered.  We allocate revenue from multiple element arrangements to the various elements based upon relative fair values, which is determined based on the price charged for each deliverable on a standalone basis except for certain products sold in the scientific market for which the fair value of installation is determined based on third party evidence of fair value.

Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.  Failure to obtain anticipated orders due to delays or cancellations of orders could have a material adverse effect on our revenue.  In addition, pressures from customers to reduce our prices or to modify our existing sales terms may result in material adverse effects on our revenue in future periods.

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

For most products, training is not provided and, thus, no post-delivery training obligation exists.  However, when training is provided to our customers, it is typically priced separately and is recognized as revenue after these services have been provided.

Long-Lived Assets

We evaluate long-lived assets whenever events or changes in business circumstances or our planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate.  Reviews are performed to determine whether the carrying values of assets are impaired based on comparison to either the discounted expected future cash flows (in the case of goodwill and intangible assets) or to the undiscounted expected future cash flows (for all other long-lived assets).  If the comparison indicates that impairment exists, the impaired asset is written down to its fair value.  Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected discounted and undiscounted cash flows.

In fiscal 2003, we recorded a goodwill impairment charge of $2.4 million ($1.8 million net of minority interest) related to Lambda Physik’s lithography business as a result of significant changes in the economic outlook for this business.  At September 30, 2004, we had $88.6 million of goodwill and purchased intangible assets on our consolidated balance sheet, the value of which we believe is reasonable based on the discounted estimated future cash flows of the associated products and technologies.

During fiscal 2003, we recorded a charge of $6.5 million for the write-down of equipment and leasehold improvements resulting primarily from management’s decision to cease most of our activities related to the telecom actives and passives components markets.

During fiscal 2003, we also recorded a charge of $3.1 million to write down the value of land, buildings and improvements and equipment at our Lincoln, California facility to net realizable value.  On July 30, 2003, we completed the sale of the land, buildings and improvements and equipment at net realizable value.

During fiscal 2003, we recorded a charge of $6.2 million to write down the value of equipment and building improvements at our operating sites in Auburn, California; Tampere, Finland and Barendrecht, the Netherlands to net realizable value, as well as a charge of $3.4 million to write-down long-lived assets at our facility located on Glasgow, Scotland to net realizable value.

At September 30, 2004, we had $166.1 million of property and equipment on our consolidated balance sheet.

It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets.  In that event, additional impairment charges or shortened useful lives of certain long-lived assets may be required.

Inventory Valuation

We record our inventory at the lower of cost (computed on a first-in, first-out basis) or market.  We write-down our inventory to its estimated market value based on assumptions about future demand and market conditions.  Inventory write-downs are generally recorded within guidelines set by management when the inventory for a device exceeds 12 months of its demand and when individual parts have been in inventory for greater than 12 months.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which could materially affect our future results of operations.  We write-down our demo inventory by amortizing the cost of demo inventory over a two-year period from the fourth month after it is placed in service.  During the year ended September 30, 2003, we recorded $2.7 million of additional inventory write-downs due to a decrease in anticipated future demand and significant changes in the economic outlook for Lambda Physik’s lithography business.  Due to rapidly changing forecasts and orders, additional write-downs for excess or obsolete inventory, while not currently expected, could be required in the future.  Differences between actual results and previous estimates of excess and obsolete inventory could materially affect our future results of operations.

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

During fiscal 2004, our valuation allowance on deferred tax assets increased by $1.9 million, including $3.8 million against deferred tax assets at Lambda Physik, partially offset by the utilization of $1.8 million of our capital loss carryforwards in the U.S.  During fiscal 2003, our valuation allowance on deferred tax assets increased by $14.6 million, including $7.8 million against deferred tax assets at Lambda Physik and increased allowances related to net capital loss carryforwards in the U.S.  In making the determination to record the valuation allowance, management considered the likelihood of future taxable income and feasible and prudent tax planning strategies to realize deferred tax assets.  In the future, if we determine that we expect to realize more or less of the deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made.

Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries either because such earnings are intended to be permanently reinvested or because foreign tax credits are available to offset any planned distributions of such earnings.  We are currently assessing the potential impact of the provisions recently enacted as part of the American Jobs Creation Act of 2004.

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

We are exposed to risks associated with worldwide economic slowdowns and related uncertainties.

Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, and international conflicts and terrorist and military activity could cause a slowdown in customer orders or cause customer order cancellations.  In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad.  Unstable political, social and economic conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities.  In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, as well as effectively manage supply chain relationships.  If such conditions persist, our business, financial condition and results of operations could suffer.

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

For fiscal years 2004, 2003 and 2002, 61%, 61% and 60%, respectively, of our net sales were derived from customers outside of the Untied States.  We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future.  The global economic slowdown has already had and could continue to have a negative effect on various foreign markets in which we operate.  This may cause us to simplify our foreign legal entity structure and reduce our presence in certain countries, which may negatively affect the overall level of business in such countries.  A portion of our foreign sales occurs through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers.  Our foreign operations and sales are subject to a number of risks, including:

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

The inability to continue to reduce expenses and contain our costs could harm our operating results.

We are continuing efforts to reduce our expense structure. Additional measures to contain costs and reduce expenses may be undertaken if revenues and market conditions do not continue to improve.  A number of factors could preclude us from successfully bringing costs and expenses in line with our revenues, such as our inability to accurately forecast business activities or deterioration of our revenues.  If we are unable to continue to reduce expenses and contain our costs, this could harm our operating results.

If we fail to manage our growth effectively, our business could be disrupted, which could harm our operating results.

Our ability to successfully offer our products and implement our business plan in evolving markets requires an effective planning and management process.  We continue to expand the scope of our operations domestically and internationally.  The growth in sales, combined with the challenges of managing geographically-dispersed operations, has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources.  The failure to effectively manage our growth could disrupt our business and harm our operating results.

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

The adoption of certain environmental regulations will require us to redesign some of our products if we are to continue to be able to sell them in Europe.

The European Union has enacted The Restriction on Hazardous Substances in Electronic Equipment (ROHS) and Waste Electrical and Electronic Equipment (WEEE) directives that will require us to redesign some of our products if we are to continue selling them in Europe.  These directives come into force August 13, 2005 and July 1, 2006, respectively.  We have launched a major program to bring our products into compliance with ROHS and WEEE, but there can be no guarantee that we will be successful.  Failure to comply can result in the inability to sell non-compliant products into Europe, a market currently accounting for approximately one-third of our revenues, which would have a material adverse affect on our business and financial results.

Private companies outside of Europe, most notably in Japan, are undertaking similar “green initiatives.”  Noncompliance would result in similar risks.

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

Our financial results could be affected by potential changes in the accounting rules governing the recognition of stock-based compensation expense

We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under this method, we recognized compensation charges related to stock compensation plans of $26,000, $43,000 and $0 in fiscal years 2004, 2003 and 2002, respectively.  In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we provide disclosures of our operating results as if we had applied the fair value method of accounting (pro-forma basis).  Beginning in the second quarter of fiscal 2003, we provide such disclosures in our Quarterly Reports on Form 10-Q in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure.”  Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, the charges would have been significantly higher than the intrinsic value method used by us, totaling $14.4 million, $17.6 million and $19.0 million in fiscal 2004, 2003 and 2002, respectively.  The Financial Accounting Standards Board has announced changes to accounting rules concerning the recognition of stock option compensation expense.  Beginning in the fourth quarter of fiscal 2005 when these changes are expected to be implemented, we and other companies will be required to measure compensation expense using the fair value method, which will adversely affect our results of operations by increasing our losses by the additional amount of such stock option charges.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.

Beginning with our annual report for our fiscal year ended October 1, 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include a report by our management on our internal controls over financial reporting.  Such report must contain an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective.  Such report must also contain a statement that our independent auditors have issued an attestation report on management’s assessment of such internal controls.

In order to achieve timely compliance with Section 404, in fiscal 2003 we began a process to document and evaluate our internal controls over financial reporting.  Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention.  If our management identifies one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert such internal controls are effective.  If we are unable to assert that our internal controls over financial reporting are effective as of October 1, 2005 (or if our independent auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls), our business may be harmed.  Market perception of our financial condition and the trading price of our stock may be adversely affected and customer perception of our business may suffer.

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

For our fiscal years ended September 30, 2004, 2003 and 2002, our research and development costs were $62.5 million (13%), $50.8 million (12%) and $52.6 million (13%), of net sales, respectively.  We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance.  Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

Continued volatility in the semiconductor manufacturing industry could adversely affect our business, financial condition and results of operations.

Our net sales depend in part on the demand for our products by semiconductor equipment companies.  The semiconductor market has historically been characterized by sudden and severe cyclical variations in product supply and demand, which have often severely affected the demand for semiconductor manufacturing equipment, including laser-based tools and systems.  The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles.  The continuing uncertainty in this market severely limits our ability to predict our business prospects or financial results in this market.

During industry downturns, our revenues from this market will decline suddenly and significantly.  Our ability to rapidly and effectively reduce our cost structure in response to such downturns is limited by the fixed nature of many of our expenses in the near term and by our need to continue our investment in next-generation product technology and to support and service our products.  In addition, due to the relatively long manufacturing lead times for some of the systems and, subsystems we sell to this market, we may incur expenditures or purchase raw materials or components for products we cannot sell.  Accordingly, downturns in the semiconductor capital equipment market may materially harm our operating results.  Conversely, when upturns in this market occur, we must be able to rapidly and effectively increase our manufacturing capacity to meet increases in customer demand that may be extremely rapid, and if we fail to do so we may lose business to our competitors and our relationships with our customers may be harmed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.  We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

A portion of our investment portfolio is composed of income securities.  These securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2004, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount.  We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.  If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At September 30, 2004, the fair value of our unrestricted available-for-sale debt securities was $77.2 million.

At September 30, 2004, we had fixed rate long-term debt of approximately $26.6 million.  Based on pricing models using current interest rates, a hypothetical 10% increase in interest rates would not have a material impact on the fair market value of this debt.  We do not hedge any interest rate exposures.

Foreign currency exchange risk

We maintain operations in various countries outside of the United States and foreign subsidiaries that manufacture and sell our products in various global markets.  A majority of our sales are transacted in U.S. dollars.  However, we do generate revenues in other currencies, primarily the Euro and Yen.  As a result, our earnings and cash flows are exposed to fluctuations in foreign currency exchange rates.  We attempt to limit these exposures through financial market instruments.  We utilize hedging instruments, primarily forward contracts with maturities of twelve months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in non-functional currencies.  Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments.  We do not use derivative financial instruments for trading purposes.

We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments.  There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Excluding Lambda Physik (discussed separately below), a hypothetical 10% appreciation of the forward adjusted U.S. dollar to September 30, 2004 market rates would increase the unrealized value of our forward contracts by $0.5 million.  Conversely, a hypothetical 10% depreciation of the forward adjusted U.S. dollar to September 30, 2004 market rates would decrease the unrealized value of our forward contracts by $0.6 million.

The following table provides information about our foreign exchange forward contracts at September 30, 2004.  The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value.  The U.S. notional fair value represents the contracted amount valued at September 30, 2004 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Fair Value Hedges:
Euro	1.2232	$(620)	$(620)
British Pound Sterling	1.7931	$2,923	$2,923
Japanese Yen	109.4542	$(3,198)	$(3,177)

At Lambda Physik, a hypothetical 10% appreciation of the Euro to September 30, 2004 market rates would decrease the unrealized value of our forward contracts by 0.7 million Euros.  Conversely, a hypothetical 10% percent depreciation of the Euro to September 30, 2004 market rates would increase the unrealized value of our forward contracts by 0.8 million Euros.

The following table provides information about Lambda Physik’s foreign exchange forward contracts at September 30, 2004.  The table presents the value of the contracts in Euros at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value.  The Euro notional fair value represents the contracted amount valued at September 30, 2004 rates.

Forward contracts to sell foreign currencies for Euro (in thousands, except contract rates):

	Average Contract Rate	Euro Notional Contract Value	Euro Notional Fair Value
Fair Value Hedges:
Japanese Yen	131.4355	7,458	7,255

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 (a) for an index to the Consolidated Financial Statements and Supplementary Financial Information, which are attached hereto and incorporated by reference herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 5, 2004, Lambda Physik AG (Lambda), a majority owned subsidiary of Coherent, Inc. (Coherent) dismissed Ernst & Young AG Wirtschaftsprüfungsgesellschaft (Ernst & Young), which had previously served as Lambda’s independent accountants, and engaged Deloitte & Touche LLP as its new independent accountants.

The reports of Ernst & Young on the financial statements of Lambda for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.  In connection with its audits of Lambda for the two most recent fiscal years and through May 5, 2004, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference thereto in their report on the financial statements for such years.  During the two most recent fiscal years and through May 5, 2004, there were no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Lambda has furnished to Ernst & Young the statements made in this Item 9 and has requested that Ernst & Young furnish it with a letter addressed to the Commission stating whether or not it agrees with such statements.  A copy of such letter, dated May 10, 2004, was filed as Exhibit 16.1 to Form 8-K filed on May 10, 2004, and is incorporated by reference herein.

As stated above, Lambda engaged Deloitte & Touche LLP as its new independent accountants as of May 5, 2004.

During the two most recent fiscal years and through May 5, 2004, Deloitte & Touche LLP, in its capacity as the independent auditor of Coherent, Inc., the parent company of Lambda, has had discussions with Lambda concerning the application of generally accepted accounting principles on matters impacting the consolidated financial statements of Coherent, Inc.

During the two most recent fiscal years and through May 5, 2004, Lambda has not consulted with Deloitte & Touche LLP on any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

Controls Evaluation and Related CEO and CFO Certifications

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report.  The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) and has allowed us to make conclusions, as set forth below, regarding the state of our disclosure controls and procedures.

Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act.  This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure.  Our disclosure controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S.  To the extent that components of our internal control over financial reporting are included within our disclosure controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

Management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.  Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that all misstatements due to error or fraud, if any, may occur and not be detected on a timely basis.  These inherent limitations include the possibility that judgments in decision-making can be faulty and that breakdowns can occur because of errors or mistakes.  Our disclosure controls and procedures can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Furthermore, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Scope of the Controls Evaluation

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report.  During the evaluation of our controls and procedures, we looked to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action (including process improvements) was being undertaken.  This evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K.  The overall goal of the evaluation activity is to monitor our disclosure controls and procedures, and to modify them as necessary.  We intend to maintain our disclosure controls and procedures as a dynamic system that changes as conditions warrant.

We also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether we identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting.  Emphasis was placed on this information as it was important both for the controls evaluation and because item 5 in the certifications of the CEO and CFO requires that they disclose that information to our Board of Director’s Audit Committee and to our independent auditors.  In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements.  Auditing literature defines “material weakness” as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions.

Conclusions

Based upon the evaluation of the effectiveness of our disclosure controls and procedures, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be included in our Exchange Act reports, including this Annual Report on Form 10-K, is made known to management, including the CEO and CFO, on a timely basis.  There were no changes in our internal control over financial reporting that occurred during the quarter ended October 2, 2004, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors will either be set forth under the caption “Election of Directors—Nominees” in our proxy statement for use in connection with the Annual Meeting of Stockholders to be held on April 7, 2005 (the “2004 Proxy Statement”) and is incorporated herein by reference or included in Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 2, 2004.  The 2004 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Office Held

John R. Ambroseo, PhD	43	President and Chief Executive Officer
Helene Simonet	52	Executive Vice President and Chief Financial Officer
Michael Cumbo, PhD	45	Executive Vice President and General Manager, Optical Technologies
Paul Meissner, PhD	41	Executive Vice President and General Manager, Laser Systems
Luis Spinelli	56	Executive Vice President and Chief Technology Officer
Vittorio Fossati-Bellani, PhD	57	Executive Vice President and Chief Marketing Officer
Ron Victor	59	Executive Vice President, Human Resources
Dennis C. Bucek	59	Senior Vice President, Treasurer and Assistant Secretary
Scott H. Miller	50	Senior Vice President and General Counsel

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

Ms. Simonet has served as our Executive Vice President and Chief Financial Officer since April 2002.  Ms. Simonet served as Vice President of Finance of our former Medical Group and Vice President of Finance, Photonics Division from December 1999 to April 2002. Prior to joining Coherent, she spent over twenty years in senior finance positions at Raychem Corporations’ Division and Corporate organizations, including Vice President of Finance of the Raynet Corporation.  Her last assignment was that of Chief Information Officer for Raychem.  Ms. Simonet has both a Master’s and Bachelor degree from the University of Leuven, Belgium.

Dr. Cumbo joined the Company in July 2004 and serves as our Executive Vice President and General Manager, Optical Technologies. Dr. Cumbo has over twenty years of experience in the optics and photonics fields.  Prior to joining the Company, Dr. Cumbo was at JDS Uniphase through 2003 in which his last position there was as Vice President and General Manager of JDS Uniphase’s commercial laser division.  Prior to joining JDS Uniphase, Dr. Cumbo served as the Chief Technical Officer of Optical Coating Laboratory, Inc. from 1999-2000.  Dr. Cumbo attended the University of Rochester where he earned a bachelor in physics and a masters and Ph.D. in optics.  In addition, he holds a second masters degree in electrical engineering from the Rochester Institute of Technology.

Dr. Meissner joined the Company in July 2004 and serves as our Executive Vice President and General Manager, Laser Systems.  Dr. Meissner has over fifteen years of technology leadership experience with the majority of those years having been spent in the semiconductor capital equipment industry.  Prior to joining the Company, Dr. Meissner was Vice President and General Manager for KLA-Tencor Corporation from 2003.  Prior to joining KLA-Tencor, he spent nine years (1994-2003) with Applied Materials Inc. in a number of senior management positions leading to his appointment as Vice President and General Manager of their Thermal Systems and Modules Group.  His last assignment at Applied Materials was as Vice President of Strategy and New Business Development.  Dr. Meissner holds an undergraduate degree from the University of California, Berkeley in materials science and engineering, and he obtained both his masters and doctorate degrees in materials science and engineering from Stanford University.

Mr. Spinelli has served as our Executive Vice President and Chief Technology Officer since March 2004.  Mr. Spinelli joined the Company in May 1985 and has since held various engineering and managerial positions, including his most recent position as Vice

President for Corporate Research and Chairman of the Company’s Technical Advisory Board (since October 2002).  Mr. Spinelli led the Company’s Advanced Research Unit from its inception in 1998, whose charter is to identify and evaluate new and emerging technologies of interest for the Company across a range of disciplines in the laser field.  Mr. Spinelli has been instrumental in the development of a number of the Company’s technologies and products and also holds nineteen patents in various areas of laser technology.  Mr. Spinelli holds a degree in Electrical Engineering from the University of Buenos Aires, Argentina with post-graduate work at the Massachusetts Institute of Technology.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding remuneration of our directors and executive officers will either be set forth under the caption “Election of Directors—Executive Compensation” in our 2004 Proxy Statement and incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 2, 2004.  The 2004 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management will either be set forth under the captions “Information Concerning Solicitation and Voting—Record Date and Share Ownership” and “Election of Directors—Security Ownership of Management” in our 2004 Proxy Statement and incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 2, 2004.  The 2004 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will either be set forth under the caption “Election of Directors—Certain Transactions” in our 2004 Proxy Statement and incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 2, 2004.  The 2004 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item will either be set forth in our 2004 Proxy Statement to be filed with the Securities and Exchange Commission and incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 2, 2004.  The 2004 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Index to Consolidated Financial Statements

The following Consolidated Financial Statements of Coherent, Inc. and its subsidiaries are filed as part of this report on Form 10-K:

Report of Independent Registered Public Accounting Firm—Deloitte and Touche LLP

Report of Independent Auditors— Ernst & Young AG Wirtschaftsprüfungsgesellschaft

Consolidated Balance Sheets—September 30, 2004 and 2003

Consolidated Statements of Operations—Years ended September 30, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity—Years ended September 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows—Years ended September 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Quarterly Financial Information (Unaudited)

2. Consolidated Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

Exhibit Numbers	3. Exhibits

2.1*	Agreement and Plan of Merger. (Previously filed as Exhibit 2.1 to Form 10-K for the fiscal year ended September 29, 1990)

3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)

3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)

4.1*	Amended and Restated Common Shares Rights Agreement dated November 2, 1989 between Coherent and the Bank of Boston. (Previously filed as Exhibit 4.1 to Form 8-K filed on November 3, 1989.)

10.1*‡	Productivity Incentive Plan, as amended. (Previously filed as Exhibit 10.19 to Form 10-K for the fiscal year ended October 1, 1988)

10.2*‡	Employee Stock Purchase Plan, as amended. (Previously filed as Exhibit 10.11 to Form 10-K for the fiscal year ended September 29, 2001)

10.3*‡	Coherent Employee Retirement and Investment Plan. (Previously filed as Exhibit 10.23 to Form 8, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 25, 1982)

10.4*‡	1995 Stock Plan and forms of agreement. (Previously filed as Exhibit 10.34 to Form 10-K for the fiscal year ended September 28, 1996)

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

10.9*‡	1990 Directors’ Stock Option Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on May 1, 1996)

10.10*	Master Lease and Security Agreement between SMBC Leasing and Finance, Inc. and Coherent, Inc. (Previously filed as Exhibit 10.12 to Form 10-Q for the quarter ended June 29, 2002)

10.11*‡	Coherent, Inc. Management Transition Agreement by and between Coherent, Inc. and Bernard J. Couillaud. (Previously filed as Exhibit 10.13 to Form 10-K for the year ended September 28, 2002)

10.12*‡	Coherent, Inc. Management Transition Agreement by and between Coherent, Inc. and Robert J. Quillinan. (Previously filed as Exhibit 10.14 to Form 10-K for the year ended September 28, 2002)

10.13*‡	2001 Stock Plan (Previously filed as Exhibit 10.14 to Form 10-K for the year ended September 27, 2003).

10.14*

Master termination agreement dated December 11, 2003 by and among Coherent; SMBC Leasing and Finance, Inc.; Sumitomo Mitsui Banking Corporation and Union Bank of California.  (Previously filed as exhibit 10.1 to Form 10-Q for the quarter ended December 27, 2003),

10.15*	Letter of Ernst & Young AG Wirtschaftsprüfungsgesellschaft. (Previously filed as exhibit 16.1 to Form 8-K filed on May 10, 2004).

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP

23.2	Consent of Independent Auditors-Ernst & Young AG Wirtschaftsprüfungsgesellschaft

24.1	Power of Attorney (see signature page).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

‡      Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 15, 2004.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/JOHN R. AMBROSEO	December 15, 2004
John R. Ambroseo (Director, President & Chief Executive Officer)	Date

/s/HELENE SIMONET	December 15, 2004
Helene Simonet (Executive Vice President & Chief Financial Officer)	Date

/s/BERNARD J. COUILLAUD	December 15, 2004
Bernard J. Couillaud (Director, Chairman of the Board)	Date

/s/HENRY E. GAUTHIER	December 15, 2004
Henry E. Gauthier (Director, Vice Chairman of the Board)	Date

/s/CHARLES W. CANTONI	December 15, 2004
Charles W. Cantoni (Director)	Date

/s/SANDEEP VIJ	December 15, 2004
Sandeep Vij (Director)	Date

/s/GARRY ROGERSON	December 15, 2004
Garry W. Rogerson (Director)	Date

/s/JOHN H. HART	December 15, 2004
John H. Hart (Director)	Date

/s/ROBERT J. QUILLINAN	December 15, 2004
Robert J. Quillinan (Director)	Date

/s/LAWRENCE TOMLINSON	December 15, 2004
Lawrence Tomlinson (Director)	Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Coherent, Inc.:

We have audited the accompanying consolidated balance sheets of Coherent, Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004.  These consolidated financial statements are the responsibility of Coherent’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the consolidated financial statements of Lambda Physik AG and subsidiaries (Lambda Physik) for the years ended September 30, 2003 and 2002, which statements reflect total assets constituting 22% in 2003 and total revenues constituting 20% and 23% in 2003 and 2002, respectively, of the related consolidated totals.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Lambda Physik for the years ended September 30, 2003 and 2002, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Coherent, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

December 15, 2004

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and the Supervisory Board of Lambda Physik AG:

We have audited the consolidated balance sheet of Lambda Physik AG (a subsidiary of Coherent, Inc.) as of September 30, 2003 (new basis) and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the new basis period from July 27, 2003 to September 30, 2003, and the old basis period from October 1, 2002 to July 26, 2003, and for the year ended September 30, 2002 (not presented separately herein).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above (not presented separately herein) present fairly, in all material respects, the consolidated financial position of Lambda Physik AG at September 30, 2003 (new basis) and the consolidated results of its operations and its cash flows for the new basis period from July 27, 2003, to September 30, 2003, the old basis period from October 1, 2002, to July 26, 2003, and the year ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

As described in Note 2 to the financial statements, the Company applied “push down” accounting on July 26, 2003, to reflect its parent company’s basis in the Company’s assets and liabilities.  Period subsequent to July 26, 2003, are referred to as “new basis” while those periods prior to July 26, 2003, are referred to as “old basis” periods.

/s/ Ernst & Young AG

Ernst & Young AG

Wirtschaftsprüfungsgesellschaft

Hentschel              Boelsems

November 5, 2003

Hanover, Germany

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$87,659	$76,541
Restricted cash, cash equivalents and short-term investments	15,343	15,284
Short-term investments	83,075	58,407
Accounts receivable—net of allowances of $3,745 in 2004 and $4,151 in 2003	96,825	73,118
Inventories	104,698	100,147
Prepaid expenses and other assets	19,350	45,693
Deferred tax assets	43,222	29,792
Total current assets	450,172	398,982
Property and equipment, net	166,054	146,399
Restricted cash, cash equivalents and short-term investments	23,580	38,660
Goodwill	53,104	50,952
Intangible assets, net	35,454	40,327
Other assets	33,491	34,045
	$761,855	$709,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$13,700	$14,140
Accounts payable	17,648	17,632
Income taxes payable	9,603	1,361
Other current liabilities	63,578	67,980
Total current liabilities	104,529	101,113
Long-term obligations	14,215	27,911
Other long-term liabilities	49,128	29,008
Minority interest in subsidiaries	5,402	7,475
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01:
Authorized—500,000 shares
Outstanding—30,392 shares in 2004 and 29,939 shares in 2003	302	298
Additional paid-in capital	308,236	299,378
Notes receivable from stock sales	(758)	(793)
Accumulated other comprehensive income	36,516	18,409
Retained earnings	244,285	226,566
Total stockholders’ equity	588,581	543,858
	$761,855	$709,365

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended September 30,
	2004	2003	2002

Net sales	$494,954	$406,235	$397,324
Cost of sales	287,395	257,467	236,318
Gross profit	207,559	148,768	161,006
Operating expenses:
Research and development	62,476	50,751	52,613
In-process research and development	—	6,338	—
Selling, general and administrative	113,301	103,929	94,114
Restructuring, impairment and other charges (recoveries)	(3,093)	35,163	11,015
Intangibles amortization	6,698	5,147	3,427
Total operating expenses	179,382	201,328	161,169
Income (loss) from operations	28,177	(52,560)	(163)
Other income (expense):
Interest and dividend income	2,525	5,371	10,058
Interest expense	(3,138)	(3,878)	(5,315)
Foreign exchange gain (loss)	590	(1,815)	(942)
Write-down of Lumenis investment	—	(10,212)	(104,237)
Other—net	45	5,680	3,017
Total other income (expense), net	22	(4,854)	(97,419)
Income (loss) from continuing operations before income taxes and minority interest	28,199	(57,414)	(97,582)
Provision (benefit) for income taxes	10,890	(6,640)	(27,172)
Income (loss) from continuing operations before minority interest	17,309	(50,774)	(70,410)
Minority interest in subsidiaries’ (earnings) losses	192	4,241	(427)
Income (loss) from continuing operations	17,501	(46,533)	(70,837)
Discontinued operations, net of income taxes (Note 3):
Gain on disposal of Medical segment	218	642	1,869
Net income (loss)	$17,719	$(45,891)	$(68,968)

Net income (loss) per basic share:
Income (loss) from continuing operations	$0.58	$(1.58)	$(2.46)
Income from discontinued operations, net of income taxes	0.01	0.02	0.06
Net income (loss)	$0.59	$(1.56)	$(2.40)

Net income (loss) per diluted share:
Income (loss) from continuing operations	$0.57	$(1.58)	$(2.46)
Income from discontinued operations, net of income taxes	0.01	0.02	0.06
Net income (loss)	$0.58	$(1.56)	$(2.40)

Shares used in computation:
Basic	30,179	29,448	28,786
Diluted	30,544	29,448	28,786

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended September 30, 2004, 2003 and 2002

(In thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Notes Rec. From Stock Sales	Retained Earnings	Accum. Other Comp. Income (Loss)	Total

Balances, October 1, 2001	28,426	$283	$270,873	$(861)	$341,425	$(13,425)	$598,295
Components of comprehensive loss:
Net loss	—	—	—	—	(68,968)	—	(68,968)
Translation adjustment, net of tax	—	—	—	—	—	5,352	5,352
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	10,718	10,718
Net loss on derivative instruments, net of tax	—	—	—	—	—	(285)	(285)
Total comprehensive loss							(53,183)
Issuance of common stock for repayment of acquisitionobligation	59	1	1,251	—	—	—	1,252
Sales of shares under Employee Stock Option Plan	318	3	5,170	(1,250)	—	—	3,923
Productivity Incentive Plan distributions	3	—	98	—	—	—	98
Sales of shares under Employee Stock Purchase Plan	236	2	5,643	—	—	—	5,645
Tax benefit of Employee Stock Option Plan	—	—	1,147	—	—	—	1,147
Collection of notes receivable	—	—	—	66	—	—	66
Balances, September 30, 2002	29,042	289	284,182	(2,045)	272,457	2,360	557,243
Components of comprehensive loss:
Net loss	—	—	—	—	(45,891)	—	(45,891)
Translation adjustment, net of tax	—	—	—	—	—	16,719	16,719
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	(780)	(780)
Net gain on derivative instruments, net of tax	—	—	—	—	—	110	110
Total comprehensive loss							(29,842)
Issuance of stock options in exchange for services	—	—	43	—	—	—	43
Sales of shares under Employee Stock Option Plan	618	6	9,042	—	—	—	9,048
Productivity Incentive Plan distributions	6	—	123	—	—	—	123
Sales of shares under Employee Stock Purchase Plan	273	3	4,110	—	—	—	4,113
Tax benefit of Employee Stock Option Plan	—	—	1,878	—	—	—	1,878
Collection of notes receivable	—	—	—	1,252	—	—	1,252
Balances, September 30, 2003	29,939	298	299,378	(793)	226,566	18,409	543,858
Components of comprehensive income:
Net income	—	—	—	—	17,719	—	17,719
Translation adjustment, net of tax	—	—	—	—	—	17,987	17,987
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	114	114
Net gain on derivative instruments, net of tax	—	—	—	—	—	6	6
Total comprehensive income							35,826
Issuance of stock options in exchange for services	—	—	26	—	—	—	26
Sales of shares under Employee Stock Option Plan	253	2	3,858	—	—	—	3,860
Sales of shares under Employee Stock Purchase Plan	200	2	3,931	—	—	—	3,933
Tax benefit of Employee Stock Option Plan	—	—	1,043	—	—	—	1,043
Collection of notes receivable	—	—	—	35	—	—	35
Balances, September 30, 2004	30,392	$302	$308,236	$(758)	$244,285	$36,516	$588,581

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended September 30,
	2004	2003	2002
Cash flows from continuing operating activities:
Income (loss) from continuing operations	$17,501	$(46,533)	$(70,837)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Purchased in-process research and development	—	6,338	—
Purchases of short-term trading investments	—	(210,242)	(155,556)
Proceeds from sales of short-term trading investments	—	178,241	192,030
Write-down of Lumenis investment	—	10,212	104,237
Gain on sale of Lumenis investment	(94)	(1,481)	—
Non-cash restructuring, impairment and other charges (recoveries)	(3,093)	26,800	11,015
Depreciation and amortization	29,539	29,002	24,078
Intangibles amortization	6,698	5,147	3,427
Issuance of common stock under Productivity Incentive Plan	—	123	98
Deferred income taxes	6,606	3,511	(30,287)
Minority interest in subsidiaries’ earnings (losses)	(192)	(4,241)	427
Dividends paid to minority stockholders	—	(265)	(186)
Equity in loss of joint ventures	2,817	1,927	1,284
Other non-cash expense	81	43	—
Changes in assets and liabilities:
Accounts receivable	(21,703)	11,835	15,334
Inventories	(190)	4,866	24,529
Prepaid expenses and other assets	5,791	87	1,365
Accounts payable	(605)	1,112	(8,330)
Income taxes payable/receivable	29,272	1,224	(2,971)
Other current liabilities	(2,949)	3,508	(7,882)
Net cash provided by continuing operating activities	69,479	21,214	101,775

Cash flows from investing activities:
Purchases of property and equipment	(46,634)	(25,678)	(39,930)
Proceeds from dispositions of property and equipment	2,964	12,732	5,002
Purchases of available-for-sale securities	(347,559)	(178,071)	—
Proceeds from sales and maturities of available-for-sale securities	323,100	275,835	—
Issuance of note receivable from Picometrix	—	—	(6,000)
Proceeds from sale of note receivable from Picometrix	4,000	—	—
Acquisition of businesses and minority interest, net of cash acquired	(2,737)	(94,880)	—
Change in restricted cash, cash equivalents and short-term investments	15,648	(53,506)	—
Other-net	(3,799)	1,128	(1,002)
Net cash used in investing activities	(55,017)	(62,440)	(41,930)

(continued)

	Years Ended September 30,
	2004	2003	2002
Cash flows from financing activities:
Long-term debt borrowings	$4	$363	$1,361
Long-term debt repayments	(13,875)	(17,990)	(11,022)
Short-term borrowings	—	711	7,048
Short-term repayments	—	(16,822)	(14,708)
Cash overdrafts increase (decrease)	1,748	(232)	(408)
Repayments of capital lease obligations	(528)	(557)	(491)
Issuance of common stock under employee stock option and purchase plans	7,793	13,161	9,568
Collection of notes receivable from stock sales	35	1,252	66
Net cash used in financing activities	(4,823)	(20,114)	(8,586)
Net cash provided by discontinued operations	218	—	—
Effect of exchange rate changes on cash and cash equivalents	1,261	6,863	2,350
Net increase (decrease) in cash and cash equivalents	11,118	(54,477)	53,609
Cash and cash equivalents, beginning of year	76,541	131,018	77,409
Cash and cash equivalents, end of year	$87,659	$76,541	$131,018

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,469	$4,280	$5,455
Income taxes	$7,172	$11,194	$17,942
Cash received during the year for:
Income taxes	$31,329	$10,800	$14,886

Noncash investing and financing activities:
Tax benefit from stock option exercises	$1,043	$1,878	$1,147
Issuance of notes related to sale of common stock	$—	$—	$1,250
Repayment of acquisition obligation through issuance of common stock	$—	$—	$1,252

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

2.     SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Our fiscal year ends on the Saturday closest to September 30.  Fiscal years 2004, 2003 and 2002 ended on October 2, September 27 and September 28, respectively.  For convenience, the accompanying consolidated financial statements have been shown as ending on September 30 for all fiscal years.  Fiscal year 2004 includes 53 weeks, whereas fiscal years 2003 and 2002 include 52 weeks.  The fiscal years of the majority of our international subsidiaries, including our majority-owned subsidiary Lambda Physik AG (Lambda Physik), end on September 30.  Accordingly, the financial statements of these subsidiaries as of that date and for the years then ended have been used for our consolidated financial statements.  Management believes that the impact of the use of different year-ends is immaterial to our consolidated financial statements taken as a whole.

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

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the fiscal 2004 presentation.  Such reclassifications had no impact on net income (loss) or stockholders’ equity for any year presented.

Discontinued Operations

On April 30, 2001, we completed the sale of our Medical segment to Lumenis, Ltd. (formerly ESC Medical Systems, Ltd.).  The disposal of the Medical segment represented the disposal of a business segment under Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30).  Accordingly, results of the operations of our Medical segment have been classified as discontinued (see Note 3).

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  Short-term investments are comprised of available-for-sale securities, which are carried at fair value.  The recorded carrying amount of our long-term obligations approximates fair value except for the notes used to finance our acquisition of Star Medical (Star notes), which had a carrying value of $25.3 million and a fair value of $26.9 million at September 30, 2004.  The estimated fair value of our long-term debt was determined by calculating the future value of payments based on current market interest rates available to us.  Foreign exchange contracts are stated at fair value based on prevailing financial market information.

Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash equivalents.

Concentration of Credit Risk

Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable.  At September 30, 2004, the majority of our short-term investments are in federal agency obligations, state and municipal obligations, corporate obligations, bank certificates of deposit and money market funds.  Cash equivalents and short-term investments are maintained with several financial institutions and may exceed the amount of insurance provided on such balances.  The majority of our accounts receivable are derived from sales to customers for commercial and scientific research applications.  We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral.  We maintain reserves for potential credit losses.  Our products are broadly distributed, and no one customer accounted for more than 10% of accounts receivable at September 30, 2004 and 2003.

Accounts Receivable Allowances

Accounts receivable allowances reflect our best estimate of probable losses inherent in our accounts receivable balance.  We determine the allowance based on known troubled accounts, historical experience and other currently available evidence.  Activity in accounts receivable allowance is as follows (in thousands):

	September 30,
	2004	2003	2002
Beginning balance	$4,151	$4,038	$4,794
Additions charged to costs and expenses	2,314	3,679	1,811
Deductions from reserves	(2,720)	(3,566)	(2,567)
Ending balance	$3,745	$4,151	$4,038

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories are as follows (in thousands):

	September 30,
	2004	2003
Purchased parts and assemblies	$28,097	$27,817
Work-in-process	44,070	44,721
Finished goods	32,531	27,609
Inventories	$104,698	$100,147

Property and Equipment

Property and equipment are stated at cost and are depreciated or amortized using the straight-line method.  Cost, accumulated depreciation and amortization and estimated useful lives are as follows (in thousands):

	September 30,
	2004	2003	Useful Life
Land	$19,041	$6,079
Buildings and improvements	109,622	79,448	5-40 years
Equipment, furniture and fixtures	185,373	176,821	3-10 years
Leasehold improvements	10,980	18,070	Lesser of useful life or terms of lease
	325,016	280,418
Accumulated depreciation and amortization	(158,962)	(134,019)
Property and equipment, net	$166,054	$146,399

Long-lived Assets

We account for long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).  Accordingly, we evaluate the carrying value of long-lived assets whenever events or changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate.  Reviews are performed to determine whether the carrying values of long-lived assets are impaired based on comparison to the undiscounted expected future net cash flows.  If the comparison indicates that impairment exists, long-lived assets that are classified as held and used are written down to their respective fair values and long-lived assets classified as held for sale are written down to their respective fair values less costs to sell.  Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows.  See Note 4 for a discussion of impairment charges recorded during fiscal 2004, 2003 and 2002.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (see Note 7).  Under SFAS 142, material amounts of goodwill attributable to each of our reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value.  Fair value is determined using a discounted cash flow methodology.  Absent any impairment indicators, we perform our annual impairment tests during the fourth quarter of each fiscal year in conjunction with our annual budgeting process.

Intangible Assets

Intangible assets, including acquired existing technology, customer base, trade name, non-compete agreements, patents, licenses, drawings and order backlog are amortized on a straight-line basis over estimated useful lives of six months to fifteen years.

Revenue Recognition

We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the product has been delivered or the service has been rendered, the price is fixed or determinable and collection is probable.  Revenue from product sales is recorded when all of the foregoing conditions are met and risk of loss and title passes to the customer.  Our products typically include a one-year warranty and the estimated cost of product warranty claims (based on historical experience) is recorded at the time the sale is recognized.  Sales to customers are generally not subject to any price protection or return rights.

The vast majority of our sales are made to OEMs, distributors, resellers and end-users in the non-scientific market.  Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where we have agreed to perform installation or provide training.  In those instances, we defer revenue related to installation services or training until these services have been rendered.  We allocate revenue from multiple element arrangements to the various elements based upon relative fair values, which is determined based on the price charged for each deliverable on a standalone basis except for certain products sold in the scientific market for which the fair value of installation is determined based on third party evidence of fair value.

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

For most products, training is not provided and, thus, no post-delivery training obligation exists.  However, when training is provided to our customers, it is typically priced separately and is recognized as revenue after these services have been provided.

Research and Development

Research and development expenses include salaries, contractor and consultant fees, supplies and materials, as well as costs related to other overhead such as depreciation, facilities, utilities and other departmental expenses.  The costs we incur with respect to internally developed technology and engineering services are included in research and development expenses as incurred, as they do not directly relate to any particular licensee, license agreement or license fee.

We treat third party and government funding of our research and development activity where we are the primary beneficiary of such work conducted as a credit to research and development cost.  Amounts offset against research and development cost were not material in any of the periods presented.

Where we are contracted to develop a specified product for a customer and expect that the funding will exceed the costs of development, we record the funding as revenues and the associated development efforts as costs of revenues.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and is presented in our Consolidated Statements of Stockholders’ Equity.

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

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (SFAS 148) amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share had we adopted the fair value method.  Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards.  These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  For purposes of estimating the effect of SFAS 123 on our net income (loss) the fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	Years Ended September 30,			Years Ended September 30,
	2004	2003	2002	2004	2003	2002
Expected life in years	4.4	4.5	4.4	0.5	0.5	0.5
Expected volatility	70.9%	73.9%	79.0%	43.5%	50.7%	58.5%
Risk-free interest rate	3.3%	2.7%	4.4%	1.4%	1.3%	2.5%
Expected dividends	none	none	none	none	none	none

No options were granted under the Lambda Physik Plan in fiscal years 2004 and 2003.  Our calculations for options granted in fiscal 2002 under the Lambda Physik plan were made using the Black-Scholes option-pricing model with an expected life of 3.5 years, weighted average volatility of 75.0%, risk-free interest rate of 4.7% and no expected dividends.  The resulting expense from options under the Lambda Physik plan is included in the pro forma net income (loss) amounts noted below.

Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.  The following table illustrates the effect on our net income (loss) and net income (loss) per share had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Years Ended September 30,
	2004	2003	2002
Net income (loss), as reported	$17,719	$(45,891)	$(68,968)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	14,440	17,637	19,034
Pro forma net income (loss)	$3,279	$(63,528)	$(88,002)

Earnings (loss) per share
Basic-as reported	$0.59	$(1.56)	$(2.40)
Basic-pro forma	$0.11	$(2.16)	$(3.06)

Diluted-as reported	$0.58	$(1.56)	$(2.40)
Diluted-pro forma	$0.11	$(2.16)	$(3.06)

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate.  This process involves estimating our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.

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

Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries either because such earnings are intended to be permanently reinvested or because foreign tax credits are available to offset any planned distributions of such earnings.  The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $104.9 million at September 30, 2004.  In addition to federal income taxes (which are not practicably determinable), withholding taxes of approximately $2.4 million would be payable upon repatriation of such earnings which would result in additional foreign tax credits.  We are currently assessing the potential impact of the provisions recently enacted as part of the American Jobs Creation Act of 2004.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” in January 2003, and a revised interpretation of FIN 46 (FIN 46R) in December 2003.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003.  Since January 31, 2003, we have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary.  For arrangements entered into prior to February 1, 2003, we were required to adopt the provisions of FIN 46R in the second quarter of fiscal 2004.

During the second quarter of fiscal 2004, we evaluated our loan agreement with Picometrix, Inc. (Picometrix) (see Note 8) and determined that Picometrix was a variable interest entity as defined by FIN 46.  Furthermore, we concluded that we were the primary beneficiary as defined by FIN 46 and were required to consolidate Picometrix at April 3, 2004.  The assets and liabilities of Picometrix were measured at their respective fair values as of April 3, 2004, resulting in the consolidation of $3.5 million of assets, $2.3 million of liabilities and $0.6 million of intangible assets (consisting of existing technology to be amortized over approximately 8 years), partially offset by minority interest of $1.1 million.  We were also required to include the results of operations of Picometrix in our consolidated financial statements subsequent to April 3, 2004.  As a result, we included net sales of approximately $3.9 million and income from continuing operations of $0.5 million related to Picometrix in fiscal 2004.  The $0.5 million of income from continuing operations was allocated to the minority interest and accordingly, the consolidation of Picometrix had no impact on our net income in fiscal 2004.  On September 30, 2004, we sold our note receivable from Picometrix (see Note 8) and concluded that we were no longer considered the primary beneficiary of Picometrix.  Accordingly, consolidation of the assets and liabilities of Picometrix was not required under FIN 46 at September 30, 2004.

3.     DISCONTINUED OPERATIONS

On February 25, 2001, we entered into a definitive agreement to sell our Medical segment to Lumenis, Ltd. (formerly ESC Medical Systems Ltd.).  On April 30, 2001, we completed the sale of the Medical segment assets for $100.0 million in cash, $12.9 million in notes receivable and 5,432,099 shares of Lumenis common stock.  We estimated the total value of this consideration to be $236.0 million as of the closing of the sale.  The agreement provided additional cash consideration up to $6.0 million if the actual net tangible assets sold were more than a predetermined amount and a note receivable reduction if the actual net tangible assets sold were less than a predetermined amount.  In addition, the agreement provides a future earnout payment of up to $25.0 million based on the future sales of certain Medical laser and light-based products through December 31, 2004.  We do not anticipate receiving any amounts under this earnout provision.  In fiscal 2002, we reached a purchase price settlement with Lumenis resulting in a gain of $1.9 million (net of income taxes of $1.2 million), which was included in our results of discontinued operations in fiscal 2002.  In fiscal 2003, we recorded a gain of $0.6 million relating to the anticipated refund of prior year taxes.  In fiscal 2004, we recorded a gain of $0.2 million relating to the collection of a previously anticipated uncollectible account receivable.

The face value of the note received was $12.9 million, bearing interest at 5% payable semi-annually over its 18-month term and was due on October 30, 2002.  At April 30, 2001, we recorded the note at its fair value of $11.6 million and amortized the discount to interest income over the term of the note.  In October 2002, we renegotiated the terms of the note receivable.  Under the renegotiated terms, the due date was extended to July 31, 2003, and interest on unpaid principal accrued at 9% per annum.  In fiscal 2003, Lumenis made payments of $12.9 million, settling the note in full.

The Lumenis common stock received was unregistered and its trading was subject to restrictions under Rule 144 of the Securities Act of 1933 and other contractual restrictions as defined in the definitive agreement.  At April 30, 2001, we estimated the value of the Lumenis stock at $124.4 million (see Note 6 concerning the subsequent write-down of this investment).

The results of the operations of the Medical segment have been classified as discontinued in the accompanying consolidated financial statements.  Income from discontinued operations consisted of the following (in thousands):

	Years Ended September 30,
	2004	2003	2002
Gain on disposal	$363	$47	$3,099
Provision (benefit) for income taxes	145	(595)	1,230
Income from discontinued operations, net	$218	$642	$1,869

4.     RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

During fiscal 2004, 2003 and 2002, we recorded restructuring, impairment and other charges (recoveries) of ($3.1) million, $35.2 million, and $11.0 million, respectively, as follows (in thousands):

	Years Ended September 30,
	2004	2003	2002
Termination of activities of the Coherent Telecom-Actives Group	$174	$14,818	$—
Impairment of long-lived assets	(26)	12,672	11,015
Goodwill impairment (Note 7)	—	2,358	—
(Recovery) impairment of Picometrix note (Note 8)	(3,241)	3,723	—
Lease termination costs	—	1,693	—
Other	—	(101)	—
Total	$(3,093)	$35,163	$11,015

Coherent Telecom-Actives Group

Based on market information and insights regarding the status of our development projects of our Coherent Telecom-Actives Group (CTAG) obtained in the first quarter of fiscal 2003, we determined that our return on investment for at least the next several years would have been unsatisfactory and, therefore, additional investments were no longer justified.  As a result, we decided to terminate the activities of CTAG, an operating segment that had been aggregated with our Photonics Group in our Electro-Optics reportable segment.  The charge related to the termination of these activities included a $6.5 million write-down of equipment and leasehold improvements to net realizable value; a $6.8 million accrual for the estimated contractual obligation for lease and other facility costs of the building, net of estimated sublease income, in San Jose, California, formerly occupied by CTAG; the $1.4 million write-off of our option to purchase Picometrix; and $0.1 million of other restructuring costs.  Fiscal 2004 charges are a result of revisions to the estimated contractual obligation for lease and other facility costs, net of estimated sublease income, related to the building formerly occupied by CTAG.

Impairment of Long Lived Assets

In the fourth quarter of fiscal 2002, management decided that, given our exit from the passive telecom market and the outsourcing of the production of printed circuit boards, our manufacturing facility located in Lincoln, California was not needed to support our operations.  Accordingly, we committed to sell certain land, buildings, improvements and equipment with a total carrying value of $12.4 million.  As of September 30, 2002, the proposed sale of the building did not meet the necessary criteria to be classified as held for sale under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and, as a result, was classified as held for use in our consolidated balance sheet at September 30, 2002.  In fiscal 2003, the proposed sale of the facility met the necessary criteria to be classified as assets held for sale under SFAS 144.  Accordingly, the carrying values of the land, buildings and improvements and equipment were adjusted to their respective fair values less costs to sell of $9.0 million and $0.3 million, respectively, and as a result, we recorded an impairment charge of $3.1 million during fiscal 2003.  The determinations of fair values were based on quoted market prices and comparable sales of similar assets.  In July 2003, we completed the sale of the land, buildings, improvements and equipment and received net proceeds of $9.2 million.

In the fourth quarter of fiscal 2003, management reassessed the planned utilization of certain long-lived assets of our operating sites in Auburn, California and Tampere, Finland, and determined that excess manufacturing capacity existed at these locations.  As a result, management committed to a plan to sell certain equipment with a carrying value of $5.7 million and to dispose of certain building improvements with a carrying value of $1.0 million.  The proposed sale of the equipment met the necessary criteria to be classified as assets held for sale under SFAS 144.  Accordingly, the carrying value of the equipment was adjusted to its current fair value less costs to sell of $0.8 million.  The fair value of the equipment was determined based on comparable sales of similar assets.  The building improvements were determined to have no future benefit and were abandoned in the fourth quarter of fiscal 2003.  As a result, we recorded an impairment charge of $5.9 million in fiscal 2003.

In the fourth quarter of fiscal 2003, management initiated plans to consolidate the activities of our subsidiary located in Glasgow, Scotland in an attempt to increase operating efficiency.  Management determined that the carrying value of long-lived assets, consisting primarily of production equipment and buildings located at this subsidiary exceeded their estimated future undiscounted cash flows.  Accordingly, long-lived assets with a carrying value of $6.3 million were written down to their estimated fair of $2.9 million, resulting in an impairment charge of $3.4 million in fiscal 2003.  Additionally, certain long-lived assets that were classified as held for use at our Barendrecht, the Netherlands subsidiary was impaired, resulting in a charge of $0.3 million.  The determinations of the fair values assigned to the long-lived assets were based on comparable sales of similar assets and an expected cash flow approach.

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

Lease Termination Cost

In the fourth quarter of fiscal 2003, we were not in compliance with certain financial covenants associated with the operating lease arrangement for our Santa Clara, California facility.  In October 2003, we entered into an irrevocable agreement to purchase the facility for $24.6 million and subsequently received a waiver for this violation from the lessor effective as of September 30, 2003.  In September 2003, based on a third-party appraisal, we estimated the fair value of the facility to be $24.0 million, including leasehold improvements.  As a result, we accrued the $1.7 million excess of our purchase price of $24.6 million plus the carrying value of leasehold improvements of $1.1 million over the fair value of the facility of $24.0 million as an early lease termination cost in the fourth quarter of fiscal 2003.  During the first quarter of 2004, we purchased the facility for $24.6 million.

Accrued Restructuring Charges

At September 30, 2004 and 2003, we had $4.0 million and $5.5 million, respectively, accrued as a current liability on our consolidated balance sheet for restructuring charges.  The following table sets forth an analysis of the components of the restructuring charges, payments made against the accrual and other provisions (reversals) through September 30, 2004 (in thousands):

	Severance Related	Facilities Related Charges	Other Restructuring Costs	Total
Balance, September 30, 2002	$—	$—	$—	$—
Provision	139	6,825	844	7,808
Reversals	—	—	(756)	(756)
Deductions	(139)	(1,297)	(88)	(1,524)
Balance, September 30, 2003	$—	$5,528	$—	$5,528
Provision	—	237	—	237
Reversals	—	(63)	—	(63)
Deductions	—	(1,750)	—	(1,750)
Balance, September 30, 2004	$—	$3,952	$—	$3,952

The remaining restructuring accrual balance is expected to result in cash expenditures through fiscal 2007 for facilities related charges, net of estimated sublease income.

Severance related costs were comprised of severance pay, outplacement services, and medical and other related benefits for six employees terminated due to the termination of activities in CTAG.  The facilities-related charges includes contractual obligations for leases and other facilities costs, net of estimated sublease income, for the building formerly occupied by CTAG.  Other restructuring costs primarily include expenses associated with terminating other contractual arrangements.

Lambda Physik

In fiscal 2004, our Lambda Physik subsidiary initiated and completed plans to restructure its manufacturing sites in Göttingen, Germany.  Accordingly, we recognized a charge of $1.1 million ($1.0 million net of minority interest), of which, $1.0 million ($0.9 million net of minority interest) is included in cost of sales and $0.1 million ($0.1 net of minority interest) is included in operating expenses.

5.     ACQUISITIONS

On June 3, 2003, we initiated a tender offer to purchase the 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary that were owned by other shareholders (the minority interest) for approximately $10.50 per share.  During fiscal 2003, we purchased 4,489,823 outstanding shares of Lambda Physik for approximately $47.7 million, resulting in a total ownership percentage of 94.26% (inclusive of shares previously owned) as of September 30, 2003.  During fiscal 2004, we purchased an additional 98,677 of outstanding shares of Lambda Physik for approximately $1.3 million, resulting in a total ownership percentage of 95.01% (inclusive of shares previously owned) as of September 30, 2004.  We have accounted for this transaction as a step acquisition using the purchase method.

The difference between the purchase price of the minority interest of $51.6 million (including acquisition costs of $2.6 million) and the carrying value of the minority interest of $50.1 million was recorded as an adjustment of the carrying value of the assets of Lambda Physik (the step acquisition adjustment).  The step acquisition adjustment was recorded based on the proportion of the minority interest acquired and was accounted for as follows (in thousands):

	Years Ended September 30,
	2004	2003
Reduction in carrying value of minority interest acquired	$1,077	$48,975
Tangible assets	90	1,869
In-process research and development (IPR&D)	—	1,908
Adjustment to existing goodwill of Lambda Physik	(174)	(7,337)
Goodwill	691	—
Intangible assets:
Existing technology	122	2,275
Trade name	59	1,107
Backlog	14	585
Customer base	5	187
Patents	2	95
Total	$1,886	$49,664

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

At September 30, 2004 and 2003, we had $8.4 million and $8.3 million, respectively, held in an escrow account that was restricted for the sole purpose of acquiring the remaining outstanding shares of Lambda Physik and was included in non-current restricted cash, cash equivalents and short-term investments on our consolidated balance sheets.

On May 5, 2004, a resolution was passed at Lambda Physik’s shareholders’ meeting that permits us to acquire all remaining shares in accordance with the German Stock Corporation Act (see Note 19).

Positive Light, Inc. (PLI)

On April 1, 2003, we acquired PLI of Los Gatos, California, for approximately $35.0 million in cash (net of cash acquired of $3.9 million). PLI designs and manufactures advanced solid-state lasers for the scientific and industrial markets.  The acquisition was accounted for as a purchase and accordingly, the acquired assets and liabilities were recorded at their fair market values at the date of acquisition.

We immediately charged $4.4 million to expense, representing purchased IPR&D related to two development projects that had not yet reached technological feasibility and in management’s opinion had no alternative future use.  The value assigned to the purchased IPR&D was determined by identifying research projects in areas for which technological feasibility has not been established.  The value was determined by estimating the costs to develop the acquired in-process technologies into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to their present value.  Separate projected cash flows were prepared for both the existing as well as the in-process projects.  The key assumptions used in the valuation included, among others, the expected completion date of the in-process projects identified as of the acquisition date, the estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting products have entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired.  The discount rate used in the present value calculations was obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technologies and the uncertainty of technological advances that could potentially impact the estimates.  Projected net cash flows for each project were based on estimates of revenues and operating profit (loss) related to such projects.

The first project was for the development of the first all solid-state, single frequency, 193nm laser source for optical metrology of lithography stepper lenses and detector calibration and had an assigned IPR&D value of $3.0 million.  At the date of acquisition, this project was expected to be commercially viable by September 30, 2003, with $0.1 million estimated expenditures to complete.  The project was completed prior to September 30, 2003.

The second project was the development of a high repetition rate chirped pulse amplification laser system using a diode pumped ytterbium doped fiber gain media and had an assigned IPR&D value of $1.4 million.  At the date of acquisition, this project was expected to be commercially viable by September 30, 2003, with $0.1 million estimated expenditures to complete.  At September 30, 2003, the project remained uncompleted and a revised estimated completion date was set for the first quarter of fiscal 2004 with estimated expenditures to complete of less than $50,000.  In fiscal 2004, this project was delayed and is now expected to be completed in the third quarter of fiscal 2005, with estimated expenditures to complete remaining at less than $50,000.

Molectron Detector, Inc. (Molectron)

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

The aggregate purchase price of PLI and Molectron has been allocated to the net assets acquired and in-process research and development purchased as follows (in thousands):

	PLI	Molectron
Tangible assets	$14,329	$4,358
In-process research and development (IPR&D)	4,430	—
Goodwill	18,907	5,511
Intangible assets:
Existing technology	9,200	5,680
Customer base	920	350
Trade name	180	80
Non-compete agreement	500	—
Backlog	110	—
Deferred tax liabilities	(3,225)	(2,288)
Liabilities assumed	(6,455)	(2,155)
Total	$38,896	$11,536

The intangible assets including existing technology, customer base, trade name, non-compete agreement and backlog are amortized over their respective estimated useful lives of 1 to 10 years.

Goodwill recognized for the purchase of PLI and Molectron of $18.9 million and $5.5 million, respectively, were primarily related to anticipated increases in market share and synergies of combining these entities and were assigned to our Electro-Optics reportable segment.  None of the goodwill for either acquisition is expected to be deductible for tax purposes.

Tutcore OY Ltd.

In April 2002, we issued 59,246 shares of our common stock valued at $1.3 million as payment for the remaining obligation related to the 1996 acquisition of Tutcore OY Ltd., located in Tampere, Finland.

6.     SHORT-TERM INVESTMENTS

Effective March 30, 2003, we transferred all securities formerly classified as trading securities to available-for-sale due to a change in our investment strategies.  As required by SFAS 115, the transfer of these securities between categories of investments was accounted for at fair value and the unrealized gains and losses previously recognized in earnings through the date of transfer from the trading category were not reversed.  All unrealized gains and losses subsequent to the date of transfer are included as a separate component of comprehensive income (loss).

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	September 30, 2004
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$96,567	$—	$—	$96,567
Less: restricted cash and cash equivalents				(8,908)
				$87,659
Short-term investments:
Available-for-sale securities:
Commercial paper	$4,838	$—	$(1)	$4,837
Certificates of deposit	1,150	5	(1)	1,154
U.S. government and agency obligations	71,440	134	(5)	71,569
State and municipal obligations	22,742	153	(47)	22,848
Corporate notes and obligations	12,665	49	(32)	12,682
Total short-term investments	$112,835	$341	$(86)	113,090
Less: restricted short term-investments				(30,015)
				$83,075

	September 30, 2003
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$84,943	$—	$—	$84,943
Less: restricted cash and cash equivalents				(8,402)
				$76,541
Short-term investments:
Available-for-sale securities:
Corporate equity securities	$393	$—	$(116)	$277
Commercial paper	549	—	—	549
U.S. government and agency obligations	57,278	171	(29)	57,420
State and municipal obligations	11,677	135	(1)	11,811
Corporate notes and obligations	33,755	213	(76)	33,892
Total short-term investments	$103,652	$519	$(222)	103,949
Less: restricted short term-investments				(45,542)
				$58,407

At September 30, 2004 $8.4 million of cash and cash equivalents were restricted for the purchase of the remaining outstanding shares of Lambda Physik (see Note 5), $0.4 million were restricted pursuant to our Star notes agreement (see Note 10) and $0.1 million were restricted for other purposes.  Additionally, $30.0 million of short-term investments were restricted pursuant to our Star notes agreement (see Note 10).  At September 30, 2003, $8.3 million of cash and cash equivalents were restricted for the purchase of the remaining outstanding shares of Lambda Physik and $0.1 million were restricted for other purposes.  Additionally, at September 30, 2003, $45.6 million of short-term investments were restricted pursuant to our Star notes agreement.

The amortized cost and estimated fair value of available-for-sale investments in debt securities at September 30, 2004 and September 30, 2003, classified as short-term investments (including restricted amounts) on our consolidated balance sheet were as follows (in thousands):

	September 30,
	2004		2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$101,708	$101,979	$53,633	$53,873
Due in 1 to 5 years	10,282	10,265	47,989	48,149
Due in 5 to 10 years	—	—	1,583	1,594
Due beyond 10 years	845	846	54	56
Total investments in available-for-sale debt securities	$112,835	$113,090	$103,259	$103,672

During fiscal 2004, we received $35.5 million for the sale of available-for-sale securities and realized gross gains of $0.2 million and gross losses of $0.1 million.   During fiscal 2003, we received $126.8 million for the sale of available-for-sale securities and realized gross gains of $1.6 million and gross losses of $0.1 million.

There were no realized gains or losses from the sale of trading securities in fiscal 2004.  Realized gains and losses from the sale of trading securities were $0.2 million and $0, respectively, for fiscal 2003.

Our investments in corporate equity securities at September 30, 2003 represented the fair value of our investment in Lumenis common stock (215,000 shares) and were classified as available-for-sale.  The Lumenis common stock was unregistered and its trading was subject to restrictions under SEC Rule 144 and other restrictions as defined in the definitive agreement.  Unrealized gain (loss) on the investment was included in other comprehensive income (loss).

In the third quarter of fiscal 2002, the market value of our investment in Lumenis had declined from our initial valuation of $124.4 million to $20.2 million.  As required by SFAS 115, management evaluated the length of time that the market value of our investment in Lumenis was below cost, the severity of this decline relative to cost, current and expected future market conditions, the financial condition of Lumenis and other relevant criteria and concluded that this decline was other-than-temporary.  As a result, we recognized an impairment loss of $104.2 million ($79.2 million after income tax benefit of $25.0 million) in the third quarter of fiscal 2002.  The $25.0 million in tax benefit related to the impairment loss recognized was net of a $16.6 million valuation allowance recorded against this capital loss deferred tax asset.  In the first quarter of fiscal 2003, the market value of our investment in Lumenis had further declined to $9.9 million.  This decline was also deemed to be other-than-temporary and an additional impairment loss of $10.2 million was recognized.  We recorded no net tax benefit related to the $10.2 million impairment loss as we recorded a $4.1 million valuation allowance against this capital loss deferred tax asset.  Unrealized gains and losses subsequent to the first quarter of fiscal 2003 from the new cost basis were recorded in OCI.  In fiscal 2003, we sold 5,217,099 shares of Lumenis common stock for approximately $11.0 million while recognizing a gain of $1.5 million.  In the first quarter of fiscal 2004, we sold our remaining shares of Lumenis common stock for approximately $0.5 million while recognizing a gain of $0.1 million.

7.     GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each reportable segment is as follows (in thousands):

	September 30,
	2004	2003
Electro-Optics	$35,270	$34,991
Lambda Physik	17,834	15,961
Total	$53,104	$50,952

In the second quarter of fiscal 2003, our Lambda Physik reporting segment lowered its forecasted outlook in the lithography business and we determined the significant changes in the economic outlook for this business were an indicator that an impairment test was required under SFAS 142.  As a result of our impairment test performed during the second quarter of fiscal 2003, we determined that the goodwill associated with this business was impaired and we recorded a charge of $2.4 million in the second quarter of fiscal 2003.

The components of our amortizable intangible assets are as follows (in thousands):

	September 30, 2004			September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$36,746	$10,018	$26,728	$36,093	$6,083	$30,010
Patents	9,005	3,699	5,306	8,258	2,682	5,576
Licenses	4,261	4,047	214	4,261	3,621	640
Drawings	1,214	850	364	1,122	544	578
Order backlog	1,990	1,990	—	1,803	1,457	346
Customer lists	2,106	992	1,114	2,086	640	1,446
Trade name	1,608	417	1,191	1,360	176	1,184
Non-compete agreement	911	374	537	646	99	547
Total	$57,841	$22,387	$35,454	$55,629	$15,302	$40,327

Amortization expense for intangible assets during fiscal years 2004, 2003 and 2002 were $6.7 million, $5.1 million and $3.4 million, respectively.  Estimated amortization expense for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2005	$5,738
2006	5,172
2007	4,746
2008	4,583
2009	4,272
Thereafter	10,943
Total	$35,454

8.     BALANCE SHEET DETAILS

Prepaid expenses and other assets consist of the following (in thousands):

	September 30,
	2004	2003
Prepaid and refundable income taxes	$2,538	$23,101
Prepaid expenses and other	16,812	21,776
Assets held for sale	—	816
Total prepaid expenses and other assets	$19,350	$45,693

In August 2002, we entered into a loan agreement with Picometrix of Ann Arbor, Michigan.  Picometrix develops and manufactures ultra high-speed photoreceivers and instrumentation for the telecommunication, data communication and test and measurement markets.  Under the loan agreement, we provided Picometrix with $6.0 million of debt financing in exchange for (1) a nine-month option to purchase 100% of the equity of Picometrix for $6.0 million plus a two-year earn-out of up to $25.0 million and (2) the repayment of the $6.0 million of loan principal at maturity and interest at the greater of prime minus 0.5% or 3.0% payable monthly over its term.  We originally recorded the purchase option at its fair value of $1.4 million and the note at its fair value of $4.6 million and were amortizing the discount to interest income over the estimated 18-month term of the note.  The maturity date of the note varied depending on whether we exercised the option to acquire Picometrix.  On November 22, 2002, we terminated our option to purchase Picometrix and recorded a $1.4 million charge to write-off the value assigned to the purchase option.  The termination of our purchase option also resulted in the note becoming due in full on May 26, 2003.  In the first quarter of fiscal 2003, we evaluated the collectibility of our note receivable from Picometrix, including the ability of Picometrix to make the required interest and principal payments and determined that the estimated net realizable value of the note at December 28, 2002 was $0.9 million.  Accordingly, we recorded an impairment charge of $3.7 million during the first quarter of fiscal 2003.  In September 2004, we sold our note receivable for $4.0 million resulting in a recovery of approximately $3.2 million of the previous impairment charge recognized (see Note 4).

Assets held for sale at September 30, 2003 included $0.8 million of impaired equipment for our Auburn, California and Tampere, Finland facilities, all of which were recorded at net realizable value (see Note 4).

Other assets consist of the following (in thousands):

	September 30,
	2004	2003
Assets related to deferred compensation arrangements	$20,500	$17,466
Deferred tax assets	7,768	11,433
Other assets	5,223	4,183
Assets held for investment	—	963
Total other assets	$33,491	$34,045

Assets held for investment at September 30, 2003 included our former manufacturing facility in Sturbridge, Massachusetts that we leased to Convergent Prima, Inc. through March 31, 2003.  In August 2004, we completed the sale of this facility resulting in a gain of approximately $0.4 million, which is included in other income in our consolidated statement of operations.

Other current liabilities consist of the following (in thousands):

	September 30,
	2004	2003
Accrued payroll and benefits	$26,532	$22,006
Accrued expenses and other	14,130	18,729
Reserve for warranty	10,638	10,242
Customer deposits	4,488	6,026
Accrued restructuring charges (Note 4)	3,952	5,528
Deferred income	3,838	3,756
Lease termination cost (Note 4)	—	1,693
Total other current liabilities	$63,578	$67,980

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

Components of the reserve for warranty costs during fiscal 2004, 2003 and 2002 were as follows (in thousands):

	September 30,
	2004	2003	2002
Beginning balance	$10,242	$8,495	$11,519
Additions related to current period sales	20,298	12,537	6,433
Warranty costs incurred in the current period	(19,773)	(11,090)	(9,685)
Accruals resulting from acquisitions	—	253	228
Adjustments to accruals related to prior period sales	(129)	47	—
Ending balance	$10,638	$10,242	$8,495

Other long-term liabilities consist of the following (in thousands):

	September 30,
	2004	2003
Deferred compensation	$20,500	$17,466
Deferred tax liabilities	21,223	5,968
Deferred income	2,930	1,477
Environmental remediation costs	431	547
Other long-term liabilities	4,044	3,550
Total other long-term liabilities	$49,128	$29,008

9.     SHORT-TERM BORROWINGS

We maintain lines of credit worldwide with several banks.  Our domestic lines of credit consist of a $2.0 million account with Dresdner Bank that has no expiration date and a $12.5 million unsecured revolving account from Union Bank of California, which expires January 31, 2005.  Our Union Bank of California agreement is subject to standard covenants related to financial ratios, profitability and dividend payments.  No amounts were outstanding on our Union Bank of California revolving account at September 30, 2004.  In addition, we have several foreign lines of credit that allow us to borrow in the applicable local currency.  At September 30, 2004, these lines of credit totaled $30.2 million and there were no borrowings against these lines.  Our foreign lines of credit are concentrated in Europe and Japan and are principally unsecured.  All of our lines of credit generally provide borrowings at the bank reference rate or better, which varies depending on the country where the funds are borrowed.

10.          LONG-TERM OBLIGATIONS

The components of long-term obligations are as follows (in thousands):

	September 30,
	2004	2003
Notes payable	$27,675	$41,122
Capital leases	240	757
Other	—	172
	27,915	42,051
Current portion	(13,700)	(14,140)
Long-term obligations	$14,215	$27,911

Notes payable

At September 30, 2004, notes payable consists of $25.3 million ($11.9 million at 6.7% and $13.4 million at 6.9%) to finance our acquisition of Star Medical (Star notes) and other unsecured notes payable totaling $2.4 million at interest rates ranging from 1.5% to 4.6%.

The Star notes originally included financial covenants such as maintaining a minimum tangible net worth, minimum consolidated debt to capitalization ratio, fixed charge coverage ratio, as well as non-financial covenants such as providing quarterly statements to the note holders.  In September 2003, we amended the agreement to relinquish all financial covenant requirements.  In place of the covenants, the amendment required that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account (see Note 6).  At September 30, 2004, $15.2 million and $15.2 million of current and non-current restricted cash, cash equivalents and short-term investments were related to the Star notes.  At September 30, 2003, $15.2 million and $30.4 million of current and non-current restricted cash, cash equivalents and short-term investments were related to the Star notes.

Annual maturities of long-term debt (excluding capital leases) are $13.5 million, $13.4 million, $0.6 million, and $0.2 million in fiscal years 2005 through 2008, respectively.

11.  COMMITMENTS AND CONTINGENCIES

Commitments

We lease several of our facilities under operating leases.  In addition, we lease the land for our Auburn manufacturing facilities under long-term fixed leases.

Future minimum payments under our non-cancelable leases and future minimum lease receivables under subleases at September 30, 2004 are as follows (in thousands):

Year Ending September 30,	Capital Leases	Operating Leases	Lease Receivables
2005	$242	$6,159	$1,267
2006	—	5,682	1,267
2007	—	3,821	423
2008	—	2,496	—
2009	—	1,834	—
Thereafter	—	5,166	—
Total	242	$25,158	$2,957
Less amount representing interest	2
Present value of minimum lease payments	$240

Rent expense, exclusive of sublease income, was $8.3 million, $8.6 million and $8.0 million in fiscal 2004, 2003 and 2002, respectively.  Sublease income was $1.3 million, $2.3 million and $4.5 million for fiscal years 2004, 2003 and 2002, respectively.

In September 1988, we entered into several patent license agreements with Patlex Corporation (Patlex) for certain laser-related patents owned by Dr. Gordon Gould that had been assigned to Patlex.  Under the terms of the agreements, we are required to pay royalties to Patlex ranging from 3.5% to 5.0% for specified categories of domestic sales and 2.0% of specified categories for foreign sales, subject to certain exceptions and limitations.  Royalty expense under these agreements was $1.1 million, $0.7 million and $0.7 million in fiscal 2004, 2003 and 2002, respectively.  The patents expire on various dates through May 2005.

As of September 30, 2004, we had total purchase commitments for inventory of approximately $20.0 million and purchase obligations for fixed assets and services of $6.2 million compared to $9.6 million of purchase commitments for inventory and $1.0 million of purchase obligations for fixed assets and services at September 30, 2003.

Contingencies

Certain claims and lawsuits have been filed or are pending against us.  In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on our consolidated financial position or results of operations.

12.  STOCKHOLDERS’ EQUITY

Each outstanding share of our common stock carries a stock purchase right (right) issued pursuant to a dividend distribution declared by our Board of Directors and distributed to stockholders of record on November 17, 1989.  When exercisable, each right entitles the stockholder to buy one share of our common stock at an exercise price of $80.  The rights will become exercisable following the tenth day after a person or group announces an acquisition of 20% or more of our common stock or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 30% or more of the common stock.  We will be entitled to redeem the rights at $.01 per right at any time on or before the 10th day following the acquisition by a person or group of 20% or more of our common stock.

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

13.  EMPLOYEE STOCK OPTION AND BENEFIT PLANS

Productivity Incentive Plan

In fiscal years prior to 2004, our Productivity Incentive Plan provided for quarterly distributions of common stock and cash to each eligible employee.  In fiscal 2004, we amended the plan to provide quarterly distributions of only cash to eligible employees and all shares reserved for future issuances under the plan were retired.  In fiscal 2004, the cash earned by eligible employees under the plan was charged to expense.  In fiscal years 2003 and 2002, the fair market value of common stock issued and cash that were earned under the plan were charged to expense.  During fiscal 2004, $2.7 million was accrued for the benefit of employees.  During fiscal 2003, 4,122 shares (fair market value of $0.1 million) and $1.1 million were accrued for the benefit of employees.  During fiscal 2002, 5,272 shares (fair market value of $0.1 million) and $1.7 million were accrued for the benefit of employees.

Coherent Employee Retirement and Investment Plan

Under the Coherent Employee Retirement and Investment Plan, we match employee contributions to the plan up to a maximum of 6% of the employee’s individual earnings.  Employees become eligible for participation on their first day of employment and for Company matching contributions after completing one year of service.  Our contributions (net of forfeitures) during fiscal 2004, 2003, and 2002 were $3.7 million, $3.7 million and $3.6 million, respectively.

Supplemental Retirement Plan

We have a Supplemental Retirement Plan for senior management personnel which permits the participants to contribute up to 24% of their before tax earnings to a trust.  We will match these contributions up to an amount equal to 6% of such participants’ earnings less any amounts contributed by us to such participant under the Coherent Employee Retirement and Investment Plan.  Our contributions (net of forfeitures) during fiscal 2004, 2003 and 2002, were $47,000, $52,000 and $55,000, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period.  During fiscal 2004, 2003 and 2002, a total of 200,282, 272,868 and 235,843 shares, respectively, were purchased by and distributed to employees at an average price of $19.63, $15.07 and $23.94 per share, respectively.

At September 30, 2004, $1.8 million had been contributed by employees that will be used to purchase a maximum of 104,957 shares in the year ended September 30, 2005 at a price determined under the terms of the plan.  At September 30, 2004, we had 714,274 shares of our common stock reserved for future issuance under the plan.

Stock Option Plans

We have two Stock Option Plans and two non-employee Directors’ Stock Option Plans.  Under these plans, Coherent may grant options to purchase up to an aggregate of 11,800,000 and 595,000 shares of common stock, respectively.  Employee options are generally exercisable between one to three years from the grant date at a price equal to the fair market value of the common stock on the date of the grant and generally vests 25% to 50% annually.  Director options are automatically granted to our non-employee directors.  Such directors initially receive a stock option for 30,000 shares exercisable over a three-year period.  Additionally, the non-employee directors receive an annual grant of 12,000 shares exercisable three years from the date of grant.  Grants under employee plans expire between four to six years from the original grant date and grants under director plans expire ten years from the original grant date.

Option activity for all plans is summarized as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, October 1, 2001	3,842,900	$31.49
Options granted	1,267,100	$30.71
Options exercised	(330,600)	$16.93
Options canceled	(143,500)	$36.17
Outstanding, September 30, 2002	4,635,900	$32.09
Options granted	1,212,900	$19.95
Options exercised	(617,200)	$14.66
Options canceled	(274,300)	$33.36
Outstanding, September 30, 2003	4,957,300	$31.22
Options granted	1,037,900	$26.25
Options exercised	(253,100)	$15.26
Options canceled	(533,100)	$33.69
Outstanding, September 30, 2004	5,209,000	$30.75

At September 30, 2004, 4,796,996 options were available for future grant under all plans.  At September 30, 2004, all outstanding stock options have been issued under plans approved by our shareholders.  The following table summarizes information about stock options outstanding at September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
$12.88 — $19.77	1,139,400	$18.79	4.05	249,650	$15.79
19.85 — 26.41	1,043,675	25.68	5.87	92,600	23.95
26.50 — 30.92	1,087,225	30.13	3.82	215,350	29.90
31.00 — 32.50	880,850	32.44	1.88	857,525	32.46
32.89 — 49.88	926,800	45.11	1.76	827,650	46.13
$50.00 — $89.75	131,050	67.37	1.67	131,050	67.37
Total	5,209,000	$30.75	3.53	2,373,825	$36.84

There were 1,822,475 and 1,637,770 options exercisable as of September 30, 2003 and 2002 with weighted average exercise prices of $36.04 and $24.03, respectively.   The weighted average estimated fair value of stock options granted in fiscal 2004, 2003 and 2002 was $15.31, $12.08 and $19.31, respectively.

During fiscal 2000, our Lambda Physik AG subsidiary implemented a stock-based incentive award plan for its employees.  In fiscal 2004, Lambda Physik AG issued no options to purchase shares of Lambda Physik AG common stock, no options were exercised and 150,900 options were canceled, resulting in no options remaining outstanding or exercisable at September 30, 2004.  In fiscal 2003, no options to purchase shares of Lambda Physik AG common stock were issued, no options were exercised and 49,600 options were canceled.  At September 30, 2003, 150,900 options were outstanding at a weighted average exercise price of $45.92 per share and 103,758 options were exercisable.  In fiscal 2002, Lambda Physik AG issued options to purchase 72,300 shares of Lambda Physik AG common stock at a weighted average price of $14.30 per share to employees under the plan, no options were exercised and 35,050 options were canceled. At September 30, 2002, 200,500 options were outstanding at a weighted average exercise price of $39.53 per share and 70,366 options were exercisable.

Notes Receivable from Stock Sales

Notes receivable from stock sales result from the exercise of stock options for notes.  The notes are full recourse promissory notes bearing interest at 4.8% to 6.7% per annum and are collateralized by the stock issued upon exercise of the stock options.  Interest is payable annually and principal is due through 2007.

14.  COMPREHENSIVE INCOME (LOSS)

Activity in accumulated comprehensive income (loss) related to derivatives, net of tax, held by us are as follows (in thousands):

Balance, September 30, 2002	$(238)
Changes in fair value of derivatives	53
Net losses reclassified from OCI	57
Balance, September 30, 2003	(128)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	6
Balance, September 30, 2004	$(122)

Accumulated other comprehensive income (net of tax) at September 30, 2004 is comprised of accumulated translation adjustments of $36.7 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.1 million, respectively.  Accumulated other comprehensive income (net of tax) at September 30, 2003 is comprised of accumulated translation adjustments of $18.7 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.2 million, respectively.

15.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Years Ended September 30,
	2004	2003	2002
Sublease income, net of expenses	$681	$980	$2,646
Net gain (loss) on sale of assets	291	(3)	1,665
Equity in loss of joint ventures	(2,817)	(1,927)	(1,284)
Gain (loss) on investments, net	34	1,428	(874)
Customer contract settlement fee	—	4,400	—
Other—net	1,856	802	864
Other income (expense), net	$45	$5,680	$3,017

16.  INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations before minority interest consists of the following (in thousands):

	Years Ended September 30,
	2004	2003	2002
Currently payable:
Federal	$(6,230)	$(19,646)	$(1,335)
State	—	1,024	—
Foreign	10,806	7,544	2,821
	4,576	(11,078)	1,486
Deferred:
Federal	11,911	7,133	(28,085)
State	(555)	(5,279)	(2,253)
Foreign	(5,042)	2,584	1,680
	6,314	4,438	(28,658)
Provision (benefit) for income taxes	$10,890	$(6,640)	$(27,172)

The components of income (loss) from continuing operations before income taxes and minority interest consist of (in thousands):

	Years Ended September 30,
	2004	2003	2002
United States	$30,818	$(50,944)	$(106,394)
Foreign	(2,619)	(6,470)	8,812
Income (loss) from continuing operations before income taxes and minority interest	$28,199	$(57,414)	$(97,582)

The reconciliation of the statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective rate is as follows:

	Years Ended September 30,
	2004	2003	2002
Federal statutory tax rate	35.0%	(35.0)%	(35.0)%
Valuation allowance	10.7	25.3	16.9
Foreign tax rates in excess of U.S. rates, net	(1.0)	0.3	(2.7)
State income taxes, net of federal income tax benefit	3.3	(2.7)	(4.1)
Research and development credit	(9.1)	(7.8)	(2.3)
In-process research and development	—	4.0	—
Impairment charge with no tax benefit	—	3.7	—
Income tax refunds from prior years	—	—	(3.0)
Other	(0.3)	0.6	2.4
Provision for income taxes	38.6%	(11.6)%	(27.8)%

 The significant components of deferred tax assets and liabilities were (in thousands):

	September 30,
	2004	2003
Deferred tax assets:
Reserves and accruals not currently deductible	$26,264	$19,893
Operating loss carryforwards and tax credits	25,780	47,950
Capital loss carryforwards	22,031	15,525
Asset impairment	7,400	2,936
Intercompany profit	2,505	2,921
Deferred service revenue	1,220	1,181
Depreciation and amortization	7,669	4,731
Inventory capitalization	2,094	2,384
Other	311	1,328
	95,274	98,849
Valuation allowance	(33,086)	(31,143)
	62,188	67,706
Deferred tax liabilities:
Gain on issuance of stock by subsidiary	22,059	22,059
Depreciation and amortization	—	5,653
Accumulated translation adjustment	1,906	4,998
Other	9,137	2,951
	33,102	35,661
Total deferred tax assets and liabilities	$29,086	$32,045

In determining our fiscal 2004, 2003 and 2002 tax provisions under SFAS No. 109, “Accounting for Income Taxes,” management determined the deferred tax assets and liabilities for each separate tax entity.  Management then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets.  Management determined that a valuation allowance was appropriate for a portion of the deferred tax assets of our Lambda Physik German subsidiary and our federal and state capital loss carryforwards.

For Lambda Physik, we established valuation allowances in the amount of $3.8 million and $7.8 million during fiscal 2004 and fiscal

2003, respectively, for a total balance of $11.6 million at September 30, 2004, because management did not believe that it was more likely than not that we would earn sufficient future taxable income to utilize these deferred tax assets.  While Germany allows losses to be carried forward indefinitely, management believed the valuation allowance is appropriate in light of Lambda Physik’s losses over the last two fiscal years and forecasted results.  Management considered potential tax planning ideas, but did not believe that these ideas would make realization of the tax benefit of the deferred tax asset more likely than not.

In the United States, we established a valuation allowance related to capital loss carryforwards generated from the disposal of our investment in Lumenis common stock.  As of September 30, 2004, we maintained a valuation allowance of $15.9 million and $5.4 million for the federal and state tax benefits, respectively, considered not realizable.  The allowance was established because: 1) capital losses can only be carried over for five years; 2) capital losses can only be utilized against capital gains; 3) the Company is not forecasting significant capital gains in the foreseeable future; and 4) while the Company considered a number of tax planning opportunities, management determined that none of them would make it more likely than not that the capital loss carryforward could be utilized.  At September 30, 2004, a valuation allowance of $0.2 million remained on other deferred tax assets for which realization was not considered more likely than not by management.

At September 30, 2003, our deferred tax assets also included U.S. net operating loss carryforwards (NOLs) and certain other U.S. deferred tax assets.  In determining whether a valuation allowance should be provided with respect to these U.S. deferred tax assets, factors considered by management include: 1) the U.S. rules governing NOL carryforwards which provide for our NOLs to be carried forward through 2023, 2) the company’s earnings history after considering the nature of the losses incurred in the U.S. over the last two years, and 3) expected future results.  Based on this analysis, management has determined that it is more likely than not that we will realize these deferred tax assets and, accordingly, has provided no valuation allowance related to these assets.

The total net deferred tax asset is classified on the consolidated balance sheets as follows (in thousands):

	September 30,
	2004	2003
Current deferred income tax assets	$43,222	$29,792
Current deferred income tax liabilities	(681)	(3,212)
Non-current deferred income tax assets	7,768	11,433
Non-current deferred income tax liabilities	(21,223)	(5,968)
Net deferred tax assets	$29,086	$32,045

Net operating loss carryforwards of $15.1 million in the U.S. will expire if unused by fiscal 2023.  State net operating loss carryforwards of $0.6 million will expire if unused by fiscal 2013.  Foreign net operating loss carryforwards of $39.5 million have no expiration date.  Federal capital loss carryforwards of $45.3 million will expire if not used by fiscal 2008.  State capital loss carryforwards of $109.8 million and $4.8 million will expire if not used by fiscal 2008 and fiscal 2009, respectively.

Federal R&D credit carryforwards of $2.4 million will expire in fiscal years 2020 to 2024.  California manufacturer’s investment credits of $0.8 million will expire in fiscal years 2010 to 2011.  California R&D credit carryforwards of $6.1 million have no expiration date.

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

The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share (in thousands, except per share data):

	Years Ended September 30,
	2004	2003	2002
Weighted average shares outstanding—Basic	30,179	29,448	28,786
Effect of dilutive securities:
Common stock options	343	—	—
Employee stock purchase plan	22	—	—
Weighted average shares outstanding—Diluted	30,544	29,448	28,786
Income (loss) from continuing operations for basic and diluted earnings per share computation	$17,501	$(46,533)	$(70,837)
Income (loss) from continuing operations per share—basic	$0.58	$(1.58)	$(2.46)
Income (loss) from continuing operations per share—diluted	$0.57	$(1.58)	$(2.46)

A total of 3,444,000, 3,580,000, and 2,830,000 anti-dilutive weighted shares have been excluded from the dilutive share equivalents calculation at September 30, 2004, 2003 and 2002, respectively.

18.  SEGMENT INFORMATION

We are organized around two separately managed business units: Electro-Optics and Lambda Physik, which we have identified as operating segments.  Our Electro-Optics reportable segment focuses on markets such as semiconductor and related manufacturing, materials processing, OEM laser components and instrumentation, scientific research and government programs, and graphic arts and display.  Our Lambda Physik reportable segment focuses on markets including lasers for the production of thin film transistors (TFT) used in flat panel displays, microlithography applications in the semiconductor industry, ink jet printers, automotive, environmental research, scientific research, medical OEMs, materials processing and micro-machining applications.

Our Chief Executive Officer and Chief Financial Officer have been identified as the chief operating decision makers (CODMs) for SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) purposes as they assess the performance of the business units and decide how to allocate resources to the business units.  Pretax income from continuing operations is the measure of profit and loss that our CODMs use to assess performance and make decisions.  Pretax income from continuing operations represents the sales less the cost of sales and direct operating expenses incurred within the operating segments.  In addition, our corporate expenses, except for depreciation of corporate assets and general legal expenses, are allocated to the operating segments and are included in the results below.  Corporate expenses not allocated to the groups (impairment of corporate assets, depreciation of corporate assets and general legal expenses) are included in Corporate and Other in the reconciliation of operating results.  Furthermore, the write-downs of our Lumenis investment, interest expense, interest income and the gain on the sale of real estate are included in Corporate and Other in the reconciliation of operating results.

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

Reportable Segments

Information on reportable segments as of, and for the years ended September 30, 2004, 2003 and 2002, are as follows (in thousands):

2004	Electro- Optics	Lambda Physik	Corporate and Other	Total
Net sales	$409,293	$85,661	$—	$494,954
Intersegment net sales	162	1,944	—	2,106
Gross profit	181,130	26,429	—	207,559
Research & development	43,950	18,526	—	62,476
Selling, general & administrative	94,365	17,422	1,514	113,301
Restructuring, impairment and other charges	(3,093)	—	—	(3,093)
Intangibles amortization	4,469	2,229	—	6,698
Total operating expenses	139,691	38,177	1,514	179,382
Income (loss) from continuing operations before income taxes, including tax-effected minority interest	42,730	(13,796)	(543)	28,391
Depreciation & amortization	21,598	7,367	574	29,539
Capital expenditures	15,955	2,170	28,509	46,634
Accounts receivable	77,813	19,012	—	96,825
Inventories	68,467	36,231	—	104,698
Property & equipment, net	99,980	26,696	39,378	166,054

2003	Electro- Optics	Lambda Physik	Corporate and Other	Total
Net sales	$324,308	$81,927	$—	$406,235
Intersegment net sales	226	1,658	—	1,884
Gross profit	127,299	21,469	—	148,768
Restructuring, impairment and other charges	31,112	2,358	1,693	35,163
Intangibles amortization	3,837	1,310	—	5,147
Total operating expenses	156,793	39,511	5,024	201,328
Income (loss) from continuing operations before income taxes, including tax-effected minority interest	(29,350)	(11,450)	(12,373)	(53,173)
Depreciation & amortization	18,752	6,416	3,834	29,002
Capital expenditures	15,582	4,306	5,790	25,678
Accounts receivable	57,035	16,083	—	73,118
Inventories	59,777	40,370	—	100,147
Property & equipment, net	101,344	29,656	15,399	146,399

2002	Electro- Optics	Lambda Physik	Corporate and Other	Total
Net sales	$307,622	$89,702	—	$397,324
Intersegment net sales	193	1,184	—	1,377
Gross profit	128,393	32,877	$(264)	161,006
Research & development	39,800	12,813	—	52,613
In-process research and development	73,692	18,165	2,257	94,114
Selling, general & administrative	11,015	—	—	11,015
Intangibles amortization	2,251	1,176	—	3,427
Total operating expenses	126,758	32,154	2,257	161,169
Income (loss) from continuing operations before income taxes, including tax-effected minority interest	1,585	(900)	(98,694)	(98,009)
Depreciation & amortization	18,117	7,003	2,385	27,505
Capital expenditures	30,120	4,008	5,802	39,930
Accounts receivable	57,033	19,445	—	76,478
Inventories	52,796	36,422	—	89,218
Property & equipment, net	130,841	27,782	13,378	172,001

Geographic Information

Our foreign operations consist primarily of sales offices and manufacturing facilities in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the last three years ending September 30, 2004 is based on the location of the end customer.  Geographic long-lived asset information presented below is based on the physical location of the assets at the end of each year. Sales to unaffiliated customers are as follows (in thousands):

	Years Ended September 30,
SALES	2004	2003	2002
United States	$192,877	$157,171	$159,247
Japan	115,874	84,903	93,697
Europe, other	79,378	67,249	66,024
Germany	47,130	48,058	44,401
Asia-Pacific, other	36,548	31,154	16,493
Rest of World	23,147	17,700	17,462
Total sales	$494,954	$406,235	$397,324

For the years ended September 30, 2004, 2003 and 2002, no one customer accounted for 10% or more of total net sales.

Long-lived assets, which include all non-current assets other than goodwill, intangibles and deferred taxes, by geographic region are as follows (in thousands):

	September 30,
LONG-LIVED ASSETS	2003	2002	2001
United States	$151,676	$138,109	$137,913
Germany	40,957	44,231	31,462
Europe, other	21,207	23,601	28,802
Asia-Pacific	1,517	1,730	1,866
Total long-lived assets	$215,357	$207,671	$200,043

19.       SUBSEQUENT EVENTS

On November 2, 2004, we agreed to increase the price to be paid to those minority shareholders of Lambda Physik who did not accept the squeeze out proposal to approximately $18.88 per share in exchange for their agreement to waive rights to a court appraisal.  On November 17, 2004, the Göttingen court approved this definitive agreement and, as a result, the registration of the squeeze out resolution of the May 5, 2004 shareholders meeting has been applied for.  We anticipate that the Göttingen court will approve the merger in the first calendar quarter of 2005 following a statutory notification and review period.  Once the approval is in place, we plan to purchase the remaining shares of Lambda Physik and complete the integration.

In December 2004, our Lambda Physik subsidiary decided to discontinue future product development and investments in the semiconductor lithography market.  As a result of this decision, we anticipate recognizing a charge of between $3.0 million and $6.0 million in the quarter ending January 1, 2005, primarily to recognize the write-downs of potentially excessive and obsolete inventories.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended September 30, 2004, 2003 and 2002 are as follows (in thousands, except per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
YEAR ENDED SEPTEMBER 30, 2004:
Net sales	$107,951		$125,808		$127,951	(1)	$133,244	(1)
Gross profit	41,434		51,573		54,987		59,565
Net income (loss)	(306)		3,103		5,154	(2)	9,768	(3)
Net income (loss) per basic share	$(0.01)		$0.10		$0.17		$0.32
Net income (loss) per diluted share	$(0.01)		$0.10		$0.17		$0.32

YEAR ENDED SEPTEMBER 30, 2003:
Net sales	$102,030		$103,512		$99,174		$101,519
Gross profit	40,443		40,991		36,949		30,385	(7)
Net income (loss)	(20,483	)(4)	1,927	(5)	(2,286	)(6)	(25,049	)(8)
Net income (loss) per basic share	$(0.70)		$0.07		$(0.08)		$(0.84)
Net income (loss) per diluted share	$(0.70)		$0.07		$(0.08)		$(0.84)

YEAR ENDED SEPTEMBER 30, 2002:
Net sales	$96,619		$98,649		$95,932		$106,124	(13)
Gross profit	42,020	(9)	39,992		38,509		40,485	(14)
Net income (loss)	2,730	(10)	3,007	(11)	(81,130	)(12)	6,425	(15)
Net income (loss) per basic share	$0.10		$0.10		$(2.81)		$0.22
Net income (loss) per diluted share	$0.09		$0.10		$(2.81)		$0.22

(1)          Net sales for the third and fourth quarters of fiscal 2004 includes $2,181 and $1,762, respectively, of net sales from Picometrix, which was consolidated under FIN 46R.  Additionally, Picometrix’s net income for the third and fourth quarters of fiscal 2004 of $380 and $135, respectively, was eliminated through minority interest in each respective fiscal quarter.

(2)          Includes a $663 after-tax gain on the sale of certain technology.

(3)          Includes a $2,002 after-tax recovery on the sale of a previously impaired note receivable.  The effective tax rate in the fourth quarter of fiscal 2004 is lower than in previous fiscal 2004 quarters due to the realization of greater tax benefits than previously forecasted related to our operations in Scotland and the realization of additional tax benefits from tax planning opportunities at Lambda Physik, Germany, and greater than expected benefits associated with export sales.

(4)          Includes a $10,212 after-tax impairment charge on our Lumenis stock, a $8,288 after-tax charge related to the termination of activities in our Telecom-Actives group, a $2,672 after-tax impairment charge to write down our Lincoln, California facility to net realizable value and a $2,306 after-tax charge to write down our loan to Picometrix, Inc. to net realizable value.

(5)          Includes a $1,953 after-tax and net of minority interest customer contract settlement fee received by Lambda Physik, partially offset by a $1,769 charge, net of minority interest, to write-off goodwill associated with Lambda Physik’s lithography business.

(6)          Includes a $4,430 charge for the write-off of purchased in-process research and development associated with our acquisition of Positive Light, partially offset by a $1,479 gain related to the sale of shares of Lumenis, Ltd. and a $908 tax benefit relating to a refund of prior year taxes.

(7)          Gross profit as a percentage of net sales in the fourth quarter of fiscal 2003 is lower than the preceding three quarters of fiscal 2003 due to unfavorable product mixes in both the Electro-Optics and Lambda Physik segments; unfavorable manufacturing absorption variances in the Electro-Optics segment due to underutilized labor and overhead and, to a lesser extent, higher inventory provisions in the Electro-Optics segment and higher warranty costs due to the failure of a purchased component in one of our larger volume products in the Electro-Optics segment.

(8)          Includes a $7,967 after-tax charge for the write-down of manufacturing facilities and equipment to net realizable value due to excess capacity and consolidation of operations, a $5,566 valuation allowance against Lambda Physik’s deferred tax assets, a $1,908 charge for the write-off of purchased in-process research and development associated with our step acquisition of Lambda Physik, severance costs of $1,327 at Lambda Physik, a $1,016 after-tax charge related to early lease termination costs associated with our Santa Clara, California facility and a $448 charge related to the termination of activities in our Telecom-Actives group, partially offset by a $1,203 tax benefit relating to a refund of prior year taxes and a gain of $642 on discontinued operations due to an anticipated refund of prior year taxes.

(9)          Includes a non-recurring favorable inventory adjustment of $1,599.

(10)    Includes an after-tax and minority interest non-recurring favorable inventory adjustment of $657.

(11)    Includes a $1,000 after-tax gain on sale of real estate.

(12)    Includes a $79,206 after-tax impairment charge on our Lumenis stock, and a $6,596 charge resulting from management’s third quarter fiscal 2002 decision to cease most of the Company’s activities related to the telecom passives component market, partially offset by a gain on discontinued operations of $1,685 due to a purchase price settlement related to the sale of our medical segment.

(13)    Includes royalty revenue of $2,000.

(14)    Gross profit as a percentage of sales in the fourth quarter of fiscal 2002 was lower than the preceding three quarters of fiscal 2002 due to unfavorable product mix in the Electro-Optics segment and an $880 provision for losses on service contract revenue in the Lambda Physik segment.

(15)    Includes a $2,962 tax benefit relating to a refund of prior year taxes, $725 after-tax and minority interest royalty revenues and $184 gain on discontinued operations due to a purchase price settlement related to the sale of our medical segment.

INDEX TO EXHIBITS

Sequentially Exhibit Number	Exhibit
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP
23.2	Consent of Independent Auditors-Ernst & Young AG Wirtschaftsprüfungsgesellschaft
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits required to be filed as part of this report have been incorporated by reference.  See item 15 for a complete index of such exhibits.