Form 10-K/A
period 2004-10-02
COHERENT INC
filed 2005-01-07
CIK 21510

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed prior to January 31, 2005, pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004 filed with the Securities and Exchange Commission solely for the purpose of correcting certain typographical errors.  These corrections primarily include amending Note 18, “Segment Information” in the Notes to the Consolidated Financial Statements to correct the descriptive titles of two line items for information presented for fiscal 2002 and to include certain line items for fiscal 2003 (which were previously disclosed in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003) to provide consistent presentation.

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
	(In thousands, except per share data )

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

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition (dollars in thousands):

	Years Ended September 30,
	2004	2003	2002
	(Dollars in thousands)

Bookings - Electro-Optics	$427,906	$337,976	$301,277
Bookings - Lambda Physik	$93,912	$67,493	$85,658
Net sales - Electro-Optics	$409,293	$324,308	$307,622
Net sales - Lambda Physik	$85,661	$81,927	$89,702
Gross profit as a% of net sales - Electro-Optics	44.3%	39.3%	41.7%
Gross profit as a% of net sales - Lambda Physik	30.9%	26.2%	36.7%
Research and development as a% of net sales	12.6%	12.5%	13.2%
Cash provided by continuing operations	$69,479	$21,214	$101,775
DSO in inventories	76.2	88.7	80.8
DSO in receivables	70.4	64.8	69.3
Capital spending as a% of net sales	9.4%	6.3%	10.0%

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

Our consolidated gross profit rates have been and will continue to be affected by a variety of factors including foreign and domestic sales mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, foreign currency fluctuations and field service margins.  We plan to add 2 to 4 percentage points to the Electro-Optics gross profit over the next 24 months.  We expect to accomplish this by better exercising our buying power to reduce material costs, strengthening of our supply chain and migrating to more common components and product platforms.  Lambda Physik’s gross profit will benefit from a full year of improved product reliability, reduced warranty costs and improving margins on service contracts but will impacted by charges recognized from its decision to discontinue future development in the semiconductor lithography market.

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

Our financial results could be affected by potential changes in the accounting rules governing the recognition of stock-based compensation expense

We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under this method, we recognized compensation charges related to stock compensation plans of $26,000, $43,000 and $0 in fiscal years 2004, 2003 and 2002, respectively.  In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we provide disclosures of our operating results as if we had applied the fair value method of accounting (pro-forma basis).  Beginning in the second quarter of fiscal 2003, we provide such disclosures in our Quarterly Reports on Form 10-Q in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure.”  Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, the charges would have been significantly higher than the intrinsic value method used by us, totaling $14.4 million, $17.6 million and $19.0 million in fiscal 2004, 2003 and 2002, respectively.  The Financial Accounting Standards Board has announced changes to accounting rules concerning the recognition of stock option compensation expense.  Beginning in the fourth quarter of fiscal 2005, when these changes are expected to be implemented, we and other companies will be required to measure compensation expense using the fair value method, which will adversely affect our results of operations by increasing our losses by the additional amount of such stock option charges.

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

10.9*‡	1990 Directors’ Stock Option Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on May 1, 1996)

10.10*	Master Lease and Security Agreement between SMBC Leasing and Finance, Inc. and Coherent, Inc. (Previously filed as Exhibit 10.12 to Form 10-Q for the quarter ended June 29, 2002)

10.11*‡	Coherent, Inc. Management Transition Agreement by and between Coherent, Inc. and Bernard J. Couillaud. (Previously filed as Exhibit 10.13 to Form 10-K for the year ended September 28, 2002)

10.12*‡	Coherent, Inc. Management Transition Agreement by and between Coherent, Inc. and Robert J. Quillinan. (Previously filed as Exhibit 10.14 to Form 10-K for the year ended September 28, 2002)

10.13*‡	2001 Stock Plan (Previously filed as Exhibit 10.14 to Form 10-K for the year ended September 27, 2003)

10.14*

Master termination agreement dated December 11, 2003 by and among Coherent; SMBC Leasing and Finance, Inc.; Sumitomo Mitsui Banking Corporation and Union Bank of California. (Previously filed as exhibit 10.1 to Form 10-Q for the quarter ended December 27, 2003)

10.15*	Letter of Ernst & Young AG Wirtschaftsprüfungsgesellschaft. (Previously filed as exhibit 16.1 to Form 8-K filed on May 10, 2004)

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP

23.2	Consent of Independent Registered Public Accounting Firm-Ernst & Young AG Wirtschaftsprüfungsgesellschaft

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

‡                  Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 6, 2005.

COHERENT, INC.

/s/ JOHN R. AMBROSEO
By: John R. Ambroseo President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/JOHN R. AMBROSEO	January 6, 2005
John R. Ambroseo (Director, President & Chief Executive Officer)	Date

/s/ *	January 6, 2005
Helene Simonet (Executive Vice President & Chief Financial Officer)	Date

/s/ *	January 6, 2005
Bernard J. Couillaud (Director, Chairman of the Board)	Date

/s/ *	January 6, 2005
Henry E. Gauthier (Director, Vice Chairman of the Board)	Date

/s/ *	January 6, 2005
Charles W. Cantoni (Director)	Date

/s/ *	January 6, 2005
Sandeep Vij (Director)	Date

/s/ *	January 6, 2005
Garry W. Rogerson (Director)	Date

/s/ *	January 6, 2005
John H. Hart (Director)	Date

/s/ *	January 6, 2005
Robert J. Quillinan (Director)	Date

/s/ *	January 6, 2005
Lawrence Tomlinson (Director)	Date

* By: /s/ John R. Ambroseo
John R. Ambroseo
Attorney-in-fact

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California December 15, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

In our opinion, the financial statements referred to above (not presented separately herein) present fairly, in all material respects, the consolidated financial position of Lambda Physik AG at September 30, 2003 (new basis) and the consolidated results of its operations and its cash flows for the new basis period from July 27, 2003, to September 30, 2003, the old basis period from October 1, 2002, to July 26, 2003, and for the year ended September 30, 2002, in conformity with U.S. generally accepted accounting principles.

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

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended September 30, 2004, 2003 and 2002
(In thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Notes Rec. From Stock Sales	Retained Earnings	Accum. Other Comp. Income (Loss)	Total

Balances, October 1, 2001	28,426	$283	$270,873	$(861)	$341,425	$(13,425)	$598,295
Components of comprehensive loss:
Net loss	—	—	—	—	(68,968)	—	(68,968)
Translation adjustment, net of tax	—	—	—	—	—	5,352	5,352
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	10,718	10,718
Net loss on derivative instruments, net of tax	—	—	—	—	—	(285)	(285)
Total comprehensive loss							(53,183)
Issuance of common stock for repayment of acquisition obligation	59	1	1,251	—	—	—	1,252
Sales of shares under Employee Stock Option Plan	318	3	5,170	(1,250)	—	—	3,923
Productivity Incentive Plan distributions	3	—	98	—	—	—	98
Sales of shares under Employee Stock Purchase Plan	236	2	5,643	—	—	—	5,645
Tax benefit of Employee Stock Option Plan	—	—	1,147	—	—	—	1,147
Collection of notes receivable	—	—	—	66	—	—	66
Balances, September 30, 2002	29,042	289	284,182	(2,045)	272,457	2,360	557,243
Components of comprehensive loss:
Net loss	—	—	—	—	(45,891)	—	(45,891)
Translation adjustment, net of tax	—	—	—	—	—	16,719	16,719
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	(780)	(780)
Net gain on derivative instruments, net of tax	—	—	—	—	—	110	110
Total comprehensive loss							(29,842)
Issuance of stock options in exchange for services	—	—	43	—	—	—	43
Sales of shares under Employee Stock Option Plan	618	6	9,042	—	—	—	9,048
Productivity Incentive Plan distributions	6	—	123	—	—	—	123
Sales of shares under Employee Stock Purchase Plan	273	3	4,110	—	—	—	4,113
Tax benefit of Employee Stock Option Plan	—	—	1,878	—	—	—	1,878
Collection of notes receivable	—	—	—	1,252	—	—	1,252
Balances, September 30, 2003	29,939	298	299,378	(793)	226,566	18,409	543,858
Components of comprehensive income:
Net income	—	—	—	—	17,719	—	17,719
Translation adjustment, net of tax	—	—	—	—	—	17,987	17,987
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	114	114
Net gain on derivative instruments, net of tax	—	—	—	—	—	6	6
Total comprehensive income							35,826
Issuance of stock options in exchange for services	—	—	26	—	—	—	26
Sales of shares under Employee Stock Option Plan	253	2	3,858	—	—	—	3,860
Sales of shares under Employee Stock Purchase Plan	200	2	3,931	—	—	—	3,933
Tax benefit of Employee Stock Option Plan	—	—	1,043	—	—	—	1,043
Collection of notes receivable	—	—	—	35	—	—	35
Balances, September 30, 2004	30,392	$302	$308,236	$(758)	$244,285	$36,516	$588,581

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

At September 30, 2004, 4,796,996 options were available for future grant under all plans.  At September 30, 2004, all outstanding stock options have been issued under plans approved by our shareholders.  The following table summarizes information about stock options outstanding at September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
$12.88 – $19.77	1,139,400	$18.79	4.05	249,650	$15.79
19.85 – 26.41	1,043,675	25.68	5.87	92,600	23.95
26.50 – 30.92	1,087,225	30.13	3.82	215,350	29.90
31.00 – 32.50	880,850	32.44	1.88	857,525	32.46
32.89 – 49.88	926,800	45.11	1.76	827,650	46.13
$50.00 – $89.75	131,050	67.37	1.67	131,050	67.37
Total	5,209,000	$30.75	3.53	2,373,825	$36.84

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

1)              Net sales for the third and fourth quarters of fiscal 2004 includes $2,181 and $1,762, respectively, of net sales from Picometrix, which was consolidated under FIN 46R.  Additionally, Picometrix’s net income for the third and fourth quarters of fiscal 2004 of $380 and $135, respectively, was eliminated through minority interest in each respective fiscal quarter.

2)              Includes a $663 after-tax gain on the sale of certain technology.

3)              Includes a $2,002 after-tax recovery on the sale of a previously impaired note receivable.  The effective tax rate in the fourth quarter of fiscal 2004 is lower than in previous fiscal 2004 quarters due to the realization of greater tax benefits than previously forecasted related to our operations in Scotland and the realization of additional tax benefits from tax planning opportunities at Lambda Physik, Germany, and greater than expected benefits associated with export sales.

4)              Includes a $10,212 after-tax impairment charge on our Lumenis stock, a $8,288 after-tax charge related to the termination of activities in our Telecom-Actives group, a $2,672 after-tax impairment charge to write down our Lincoln, California facility to net realizable value and a $2,306 after-tax charge to write down our loan to Picometrix, Inc. to net realizable value.

5)              Includes a $1,953 after-tax and net of minority interest customer contract settlement fee received by Lambda Physik, partially offset by a $1,769 charge, net of minority interest, to write-off goodwill associated with Lambda Physik’s lithography business.

6)              Includes a $4,430 charge for the write-off of purchased in-process research and development associated with our acquisition of Positive Light, partially offset by a $1,479 gain related to the sale of shares of Lumenis, Ltd. and a $908 tax benefit relating to a refund of prior year taxes.

7)              Gross profit as a percentage of net sales in the fourth quarter of fiscal 2003 is lower than the preceding three quarters of fiscal 2003 due to unfavorable product mixes in both the Electro-Optics and Lambda Physik segments; unfavorable manufacturing absorption variances in the Electro-Optics segment due to underutilized labor and overhead and, to a lesser extent, higher inventory provisions in the Electro-Optics segment and higher warranty costs due to the failure of a purchased component in one of our larger volume products in the Electro-Optics segment.

8)              Includes a $7,967 after-tax charge for the write-down of manufacturing facilities and equipment to net realizable value due to excess capacity and consolidation of operations, a $5,566 valuation allowance against Lambda Physik’s deferred tax assets, a $1,908 charge for the write-off of purchased in-process research and development associated with our step acquisition of Lambda

Physik, severance costs of $1,327 at Lambda Physik, a $1,016 after-tax charge related to early lease termination costs associated with our Santa Clara, California facility and a $448 charge related to the termination of activities in our Telecom-Actives group, partially offset by a $1,203 tax benefit relating to a refund of prior year taxes and a gain of $642 on discontinued operations due to an anticipated refund of prior year taxes.

9)              Includes a non-recurring favorable inventory adjustment of $1,599.

10)        Includes an after-tax and minority interest non-recurring favorable inventory adjustment of $657.

11)        Includes a $1,000 after-tax gain on sale of real estate.

12)        Includes a $79,206 after-tax impairment charge on our Lumenis stock, and a $6,596 charge resulting from management’s third quarter fiscal 2002 decision to cease most of the Company’s activities related to the telecom passives component market, partially offset by a gain on discontinued operations of $1,685 due to a purchase price settlement related to the sale of our medical segment.

13)        Includes royalty revenue of $2,000.

14)        Gross profit as a percentage of sales in the fourth quarter of fiscal 2002 was lower than the preceding three quarters of fiscal 2002 due to unfavorable product mix in the Electro-Optics segment and an $880 provision for losses on service contract revenue in the Lambda Physik segment.

15)        Includes a $2,962 tax benefit relating to a refund of prior year taxes, $725 after-tax and minority interest royalty revenues and $184 gain on discontinued operations due to a purchase price settlement related to the sale of our medical segment.

INDEX TO EXHIBITS

Sequentially Exhibit Number	Exhibit
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP
23.2	Consent of Independent Registered Public Accounting Firm-Ernst & Young AG Wirtschaftsprüfungsgesellschaft
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits required to be filed as part of this report have been incorporated by reference.  See item 15 for a complete index of such exhibits.