Form 10-K/A
period 2004-10-02
COHERENT INC
filed 2005-01-31
CIK 21510

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

Common Stock, $.01 par value

Common Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of January 17, 2005, 30,576,287 shares of Coherent, Inc. common stock were outstanding.  The aggregate market value of the voting shares (based upon the closing price reported by the NASDAQ National Market on April 2, 2004) of Coherent, Inc., held by nonaffiliates was $617,038,552.  For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Act.  This determination of affiliate status is not necessarily conclusive.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004.  This Form 10-K/A is filed with the Securities and Exchange Commission (the “Commission”) solely for the purpose of including information that was to be incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934.  The Registrant will not file its proxy statement within 120 days of its fiscal year ended October 2, 2004 and is therefore amending and restating the following items contained herein in their entirety.

PART III

Item 10.                            Directors and Executive Officers of the Registrant

Directors

The names of the directors of Coherent, Inc. (the “Company”) and certain information about them are set forth below.

Name	Age	Director Since	Principal Occupation

Bernard J. Couillaud, PhD	60	1996	Chairman of the Board of Directors, Retired President and Chief Executive Officer
Henry E. Gauthier (2)(3)	64	1983	Vice Chairman of the Board of Directors; Gauthier Consulting - Principal
John R. Ambroseo, PhD	43	2002	President and Chief Executive Officer
Charles W. Cantoni (2)(3)	69	1983	Retired President and Chief Executive Officer of Alara, Inc.
Sandeep Vij	39	2004	Vice President of Worldwide Marketing for Xilinx Inc.
John H. Hart (1)(3)	59	2000	Retired Sr. Vice President and Chief Technical Officer, 3Com Corporation
Lawrence Tomlinson (1)(2)	64	2003	Retired Senior Vice President and Treasurer of Hewlett-Packard
Robert J. Quillinan	57	2001	Retired Executive Vice President, Mergers & Acquisitions
Garry W. Rogerson, PhD (1)	52	2004	President and Chief Executive Officer of Varian, Inc.

(1)          Member of the Compensation Committee.

(2)          Member of the Audit Committee.

(3)          Member of the Governance and Nominating Committee.

Except as set forth below, each of the nominees has been engaged in his principal occupation set forth above during the past five years.  There is no family relationship between any of our directors or executive officers.  The Board of Directors has determined that all of the directors on the Board of Directors, other than Drs. Ambroseo and Couillaud and Mr. Quillinan, are independent directors under the marketplace rules of the Nasdaq Stock Market.

Dr. Couillaud has served as Chairman of the Board of Directors since October 2002 and as a member of the Board of Directors since July 1996.  He served as Coherent Inc.’s President and Chief Executive Officer from July 1996 through September 2002.  He served as Vice President and General Manager of Coherent Laser Group from March 1992 to July 1996.  From July 1990 to March 1992, he served as Manager of the Advanced Systems Business Unit, and from September 1987 to 1990, he served as Director of Research and Development for the Coherent Laser Group.  From November 1983, when he joined Coherent, to September 1987, Dr. Couillaud held various managerial positions.  Dr. Couillaud received his PhD in Physics from Bordeaux University, Bordeaux, France.

Mr. Gauthier has served as Vice Chairman of the Board of Directors since October 2002.  He served as Chairman of the Board of Directors from February 1997 to October 2002.  Mr. Gauthier retired as President of the Company on July 1, 1996.  Since July 1996 Mr. Gauthier has served as a principal at Gauthier Consulting.

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

Mr. Cantoni was President and Chief Executive Officer of Alara, Inc., a privately held company manufacturing products for the medical imaging market, from August 2003 until December 2004.  From June 1998 until July 2003 he was the owner of Cantoni Consulting, a company providing management and medical marketing consulting services. Prior to founding Cantoni Consulting, Mr. Cantoni was Vice President, Quinton Instruments, Inc., a manufacturer of medical instrumentation products, a position he held from October 1994 until June 1998.

Mr. Vij has held the position of Vice President of Worldwide Marketing for Xilinx Inc., a programmable logic device company, where he is responsible for worldwide marketing activities across all divisions, products, end markets, partners, channels and geographies since 2001. From 1997 to 2001, he served as Vice President and General Manager of the General Products Division at Xilinx where he held profit and loss responsibility for the Spartan Series FPGA’s (Field Programmable Gate Arrays). Mr. Vij joined Xilinx in 1996 as Director of FPGA marketing.

Mr. Hart retired from 3Com Corporation in September 2000.  From September 2000 until September 2001 he was a Fellow at 3Com.  In September of 2000, he retired as Senior Vice President and Chief Technical Officer of 3Com Corporation, a position he had held since August 1996. From the time Mr. Hart joined 3Com in September 1990 until July 1996, he was Vice President and Chief Technical Officer. Prior to joining 3Com, Mr. Hart worked for Vitalink Communications Corporation for seven years, where his most recent position was Vice President of Network Products.  Mr. Hart serves on the board of directors of PLX Technologies, Inc., an I/O interconnect silicon company and Clearspeed Technology, PLC, a fabless semiconductor company.

Mr. Tomlinson retired from Hewlett-Packard Co. in June 2003.  Prior to retiring from Hewlett-Packard Co., from 1993 to June 2003 Mr. Tomlinson served as its Treasurer, from 1996 to 2002 he was also a Vice President of Hewlett- Packard Co. and from 2002 to June 2003 was also a Senior Vice President of Hewlett-Packard Co.  Mr. Tomlinson is a member of the board of directors of Salesforce.com, Inc. and Therma-Wave, Inc.

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

Dr. Rogerson has been President and Chief Executive Officer of Varian, Inc., a major supplier of scientific instruments and consumable laboratory supplies, vacuum products and services and contract electronic manufacturing services, since 2002 and 2004, respectively.  Dr. Rogerson served as the Varian’s Chief Operating Officer from 2002 to 2004, as Senior Vice President, Scientific Instruments from 2001 to 2002, and as Vice President, Analytical Instruments from 1999 to 2001. Dr. Rogerson also serves on the board of directors of Varian, Inc.

Officers

Executive Officers

The names, ages and title of the Chief Executive Officer and each of our other executive officers are set forth below.

Name	Age	Office Held

John R. Ambroseo, PhD	43	President and Chief Executive Officer
Helene Simonet	52	Executive Vice President and Chief Financial Officer
Michael Cumbo, PhD	45	Executive Vice President and General Manager, optical Technologies
Paul Meissner, PhD	41	Executive Vice President and General Manager, Laser Systems
Luis Spinelli	57	Executive Vice President and Chief Technology Officer
Vittorio Fossati-Bellani	57	Executive Vice President and Chief Marketing Officer
Ronald A. Victor	60	Executive Vice President, Human Resources
Dennis C. Bucek	59	Senior Vice President, Treasurer and Assistant Secretary
Scott H. Miller	50	Senior Vice President and General Counsel

There are no family relationships between any of the executive officers and directors.

Dr. Ambroseo’s biographical information can be found above under Item 10. – Directors and Executive Officers of the Registrant – Directors.

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

Dr. Cumbo joined the Company in July 2004 and serves as our Executive Vice President and General Manager, Optical Technologies. Dr. Cumbo has over twenty years of experience in the optics and photonics fields. Prior to joining the Company, Dr. Cumbo was at JDS Uniphase through 2003 in which his last position there was as Vice President and General Manager of JDS Uniphase’s commercial laser division. Prior to joining JDS Uniphase, Dr. Cumbo served as the Chief Technical Officer of Optical Coating Laboratory, Inc. from 1999 to 2000. Dr. Cumbo attended the University of Rochester where he earned a bachelor in physics and a masters and Ph.D. in optics. In addition, he holds a second masters degree in electrical engineering from the Rochester Institute of Technology.

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

Dr. Fossati-Bellani has served as our Executive Vice President and Chief Marketing Officer since November 2002. Dr. Fossati-Bellani served as our Executive Vice President and as President and General Manager of the Coherent Telecom-Actives Group from September 2000 through November 2002. From September 1997 to September 2000, Dr. Fossati-Bellani served as our Executive Vice President and as President and General Manager of the Coherent Semiconductor Group. From May 1992 to September 1997, Dr. Fossati-Bellani served as our Diode Laser Business Unit Manager. From December 1979, when he joined our Italian office, to May 1992, Dr. Fossati-Bellani served in the capacity of Scientific Sales Engineer, Product Manager, Director of Marketing, Director of Business Development, Scientific Business Unit Manager and Diode Laser Business Unit Manager for the Coherent Laser Group. Dr. Fossati-Bellani received his Doctorate degree in Physics from the University of Milano, Italy.

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

Mr. Miller has served as our General Counsel since October 1988 and as Senior Vice President since March 1994. Mr. Miller received a BA degree in Economics from UCLA and a JD degree from Stanford Law School.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers.  Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a).  Based solely on its review of the copies of such forms received by the Company, and on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, during fiscal 2004, its officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements.

Audit Committee Information

The Board has determined that directors Cantoni, Tomlinson and Gauthier are “audit committee financial experts” as that term is defined in Item 401(h) of Regulation S-K of the Securities Act of 1933, as amended.  All of the members of the Audit Committee are “independent” as defined under rules promulgated by the SEC and qualify as independent directors under the marketplace rules of the Nasdaq Stock Market for Audit Committee members.

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

Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	Awards Options (#)	All Other Compensation ($)
John R. Ambroseo, PhD	2004	$465,437	$424,567	150,000	$99,774	(1)
President and Chief Executive Officer	2003	431,853	229,429	150,000	24,429
	2002	380,016	117,781	257,500	22,191
Helene Simonet (4)	2004	$291,699	$166,927	70,000	$19,543	(2)
Executive Vice President and Chief	2003	274,237	95,014	75,000	18,015
Financial Officer	2002	215,103	47,985	100,000	15,345
Vittorio Fossati-Bellani	2004	$280,010	$148,554	—	$20,114	(3)
Executive Vice President and Chief	2003	280,010	46,429	40,000	20,114
Marketing Officer	2002	280,010	60,479	50,000	19,481
Ronald A. Victor	2004	$216,360	$94,398	25,000	$15,781	(4)
Executive Vice President Human Resources	2003	212,514	24,818	25,000	14,153
	2002	212,514	34,029	25,000	19,655
Luis Spinelli (5)	2004	$218,477	$85,630	40,000	$14,061	(6)
Executive Vice President and Chief
Technology Officer

(1)               Includes $26,599 contributed by the Company under defined contribution plans, $1,058 in life insurance benefits and $72,117 buyout of accrued vacation.

(2)               Includes $18,057 contributed by the Company under defined contribution plans and $1,486 in life insurance benefits.

(3)               Includes $17,477 contributed by the Company under defined contribution plans and $2,637 in life insurance benefits.

(4)               Includes $12,982 contributed by the Company under defined contribution plans and $2,799 in life insurance benefits.

(5)               Mr. Spinelli became an executive officer in March 2004.

(6)               Includes $12,069 contributed by the Company under defined contribution plans and $1,992 in life insurance benefits.

Stock Option Grants and Exercises

The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options granted during the fiscal year ended October 2, 2004:

Option Grants in Last Fiscal Year

	Individual Grants
	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees In Fiscal	Exercise Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
Name	(1)	Year (2)	($/sh)	Date	5% ($)	10% ($)
John R. Ambroseo, PhD	150,000	16.7813	26.41	3/25/10	1,347,289	3,056,539

Helene Simonet	70,000	7.8313	26.41	3/25/10	628,735	1,426,385

Vittorio Fossati-Bellani	—	—	—	—	—	—

Ronald A. Victor	25,000	2.7969	26.41	3/25/10	224,548	509,423

Luis Spinelli	40,000	4.4750	26.41	3/25/10	359,277	815,077

(1)               The Company’s 1995 Stock Plan and 2001 Stock Plan (collectively, the “Option Plans”) provide for the grant of options, stock purchase rights, stock appreciation rights, performance shares, performance units and deferred stock units to officers, employees and consultants of the Company.  Options granted under the Option Plans may be either “nonstatutory options” or “incentive stock options.” The exercise price is determined by the Board of Directors or its Compensation Committee and, in the case of incentive stock options, may not be less than 100% of the fair market value of the common stock on the date of grant (110% in the case of grants to 10% shareholders).  The options expire not more than six years from the date of grant and may be exercised only while the optionee is employed by the Company or within such period of time after termination of employment as is determined by the Board or its Committee at the time of grant.  The Board of Directors may determine when options granted may be exercisable.

(2)               The Company granted options to purchase an aggregate of 508,850 shares to all employees other than executive officers and granted options to purchase an aggregate of 385,000 shares to all executive officers as a group (7 persons), during fiscal 2004.

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

The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options exercised during the fiscal year ended October 2, 2004 and the value of unexercised options at such date:

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year-End Option Values

	Shares Acquired on	Value Realized	Number of Securities Underlying Unexercised Options/SARs at October 2, 2004 (#)(2)		Value of Unexercised In-the-Money Options at October 2, 2004 ($)(3)
Name	Exercise (#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
John R. Ambroseo, PhD	—	—	287,500	500,000	222,750	934,500

Helene Simonet	—	—	95,000	185,000	—	467,250

Vittorio Fossati-Bellani	3,000	44,241	116,000	90,000	—	249,200

Ronald A. Victor	—	—	43,000	75,000	170,981	155,750

Luis Spinelli	2,000	28,942	22,000	70,000	21,600	155,750

(1)     The value realized is calculated based on the closing sale price of the Company’s common stock as reported by the Nasdaq National Market on the date of exercise minus the exercise price of the option, and does not necessarily indicate that the optionee sold such stock.

(2)     The Company’s 2001 Stock Plan provides for the grant of Stock Appreciation Rights, but no such rights were granted during the fiscal year ended October 2, 2004.

(3)     The market value of underlying securities is based on the difference between the closing sale price of the Company’s common stock on October 2, 2004 of $26.00 (as reported by Nasdaq National Market) and the exercise price per share.

Director Compensation

In fiscal year 2004, members of the Board of Directors who were not employees of the Company received $20,000 plus $2,000 per board meeting attended plus $1,000 per committee meeting attended. The Chairman of the Audit Committee received $3,000 per Audit Committee meeting attended. All members of the Board of Directors who were not employees of the Company were reimbursed for their expenses incurred in attending such meetings.

The Company’s 1990 Directors’ Stock Option Plan (the “Directors’ Option Plan”) was adopted by the Board of Directors on December 8, 1989 and was approved by the stockholders on March 29, 1990.  The Directors’ Option Plan terminated on December 8, 1999 and no further options will be granted under this plan.

Two non-employee directors each have been granted options to purchase 65,000 shares of the Company’s common stock under the Directors’ Option Plan at a weighted average exercise price of $11.62 per share.  One non-employee director has been granted options to purchase 30,000 shares of the Company’s common stock under such plan at a weighted average exercise price of $21.33 per share.  As of the fiscal year ended October 2, 2004, options have been granted to purchase 295,000 shares under the Directors’ Option Plan.

The Company’s 1998 Directors’ Stock Option Plan (the “1998 Directors’ Plan”) was adopted by the Board of Directors on November 24, 1998 and was approved by the stockholders on March 17, 1999.   The 1998 Directors’ Plan was amended by the stockholders on March 23, 2003.  As of January 17, 2005, 90,000 shares were reserved for issuance thereunder.  Under the terms of the 1998 Directors’ Plan, the number of shares reserved for issuance thereunder is increased each year by the number of shares necessary to restore the total number of shares reserved to 150,000 shares.  The 1998 Director’s Plan replaced the Directors’ Option Plan which expired on December 8, 1999.  The 1998 Directors’ Plan provides for the automatic and non-discretionary grant of a non-statutory stock option to purchase 30,000 shares of the Company’s common stock to each non-employee director on the date on which such person becomes a director.  Thereafter, each non-employee director will be automatically granted a non-statutory stock option to purchase 12,000 shares of common stock on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director is reelected to serve on the Board of Directors, if, on such date, he or she has served on the Board for at least three months.  Such plan provides that the exercise price shall be equal to the fair market value of the common stock on the date of grant of the options.

Three non-employee directors have each been granted options to purchase 48,000 shares of the Company’s common stock under such plan at a weighted average exercise price of $30.32 per share. One non-employee director has been granted options to purchase 63,000 shares of the Company’s common stock under such plan at a weighted average exercise price of $34.63 per share. One non-employee director has been granted options to purchase 30,000 shares of the Company’s common stock under such plan at a weighted average exercise price of $26.70 per share. Three non-employee directors have been granted options to purchase 42,000 shares of the Company’s common stock under such plan at a weighted average exercise price of $24.74 per share. As of the fiscal year ended October 2, 2004, options have been granted to purchase an aggregate of 404,000 shares under the 1998 Directors’ Plan.

The following table shows options granted to each director of the Company during the last fiscal year.  All options were granted under the 1998 Directors’ Plan:

Option Grants to Directors During Last Fiscal Year

Name	Number of Options

Bernard J. Couillaud, PhD	42,000
Henry E. Gauthier	12,000
Charles W. Cantoni	12,000
Frank P. Carrubba, PhD (1)	12,000
John H. Hart	12,000
Robert J. Quillinan	12,000
Garry W. Rogerson, PhD	30,000
Lawrence Tomlinson	12,000

(1) Mr. Carruba resigned from the Company’s Board of Directors on November 17, 2004.

As of January 17, 2005, 19,500 shares had been issued on exercise of such options by non-employee directors.  15,000 shares issued on exercise were under the 1990 Directors’ Plan and 4,500 shares issued on exercise were under the 1998 Directors’ Plan.

The following table shows, as to each non-employee director, information concerning options exercised under the Directors’ Option Plan during the last fiscal year:

Option Exercises in Last Fiscal Year by Directors

Name	Shares Acquired On Exercise	Value Realized (1)

Bernard J. Couillaud, PhD	—	—
Henry E. Gauthier	5,000	$13,138
Charles W. Cantoni	5,000	21,656
Frank P. Carrubba, PhD	5,000	15,888
John H. Hart	4,500	29,385
Robert J. Quillinan	—	—
Jerry E. Robertson, PhD	—	—
Lawrence Tomlinson	—	—

(1)               The value realized is calculated based on the closing sale price of the Company’s common stock as reported by the Nasdaq National Market on the date of exercise minus the exercise price and does not necessarily indicate that the optionee sold such stock.

Other Employee Benefit Plans

Employee Retirement and Investment Plan and Supplemental Retirement Plan

Effective January 1, 1979, the Company adopted the Coherent Employee Retirement and Investment Plan (as amended to date, the “Retirement and Investment Plan”).  Coherent employees that work more than twenty hours per week become eligible for participation on their first day of employment. The Company will match employee contributions to the Retirement and Investment Plan, up to a maximum of 6% of the employee’s individual earnings, after completing one year of service.  The Retirement and Investment Plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, to permit employees to make contributions to the Retirement and Investment Plan from their pre-tax earnings.

Effective January 1, 1990, the Company adopted the Supplementary Retirement Plan for senior management personnel which permits the participants to contribute up to 24% of their before tax earnings to a trust.   The Company will match such contributions up to 6% of the participants’ earnings less any amounts contributed by the Company to the participant under the Employee Retirement and Investment Plan.

Variable Compensation Plan

The Company’s Variable Compensation Plan (the “Variable Compensation Plan”) was designed to promote the growth and profitability of the Company by providing incentive compensation in keeping with targeted marketplace incentive rates to key employees who are critical to the attainment of the Company’s business objectives.  The Variable Compensation Plan provides for the payment of quarterly cash bonuses to participants based upon performance against pre-established goals for pre-tax profits, revenue and the management of the Company’s assets.  Minimal performance thresholds are established at the beginning of each fiscal year for the Company in general and for each business segment.

Productivity Incentive Plan

Employees of the Company and its designated subsidiaries who are customarily employed for at least twenty hours per week are eligible to participate in the Company’s Productivity Incentive Plan (the “Incentive Plan”).  The Incentive Plan provides for the quarterly distribution of cash to each eligible employee.  The amounts of the distribution are based on consolidated sales, pre-tax profit and the employee’s salary.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors and approved by the stockholders in 1980.  A total of 6,325,000 shares of common stock have been reserved under the Purchase Plan, and as of the end of fiscal year 2004, 714,274 shares of common stock remained available for issuance thereunder.  Eligible employees may authorize payroll deductions up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of January 17, 2005 certain information with respect to the beneficial ownership of the Company’s common stock by (i) any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act known by the Company to be the beneficial owner of more than 5% of the Company’s voting securities, (ii) each director and each nominee for director of the Company, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all executive officers and directors of the Company as a group.  The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.  Unless otherwise indicated, the address of each stockholder in the table below is c/o Coherent, Inc., 5100 Patrick Henry Drive, Santa Clara, California 95054.

Name and Address	Number of Shares (1)	Percent of Total
Franklin Resources, Inc. (2)	2,871,626	9.4%
One Franklin Pkwy.
San Mateo, CA 94403

PRIMECAP Management Company (2)	2,428,950	7.9%
225 S. Lake Ave, Suite 400
Pasadena, CA 91101

Dimension Fund Advisors (2)	1,991,267	6.5%
1299 Ocean Ave., 11th Floor
Santa Monica, CA 90401

Barclays Global Investors, N.A. (2)	1,568,273	5.1%
45 Fremont St.
San Francisco, CA 94105
John Ambroseo, PhD (3)	329,127	1.1%
Helene Simonet (4)	99,199	*
Vittorio Fossati-Bellani (5)	119,005	*
Ronald A. Victor (6)	46,008	*
Luis Spinelli (7)	23,650	*
Bernard Couillaud, PhD (8)	347,185	1.1%
Charles W. Cantoni (9)	19,500	*
Henry E. Gauthier (10)	67,830	*
John H. Hart (11)	24,500	*
Robert J. Quillinan (12)	143,616	*
Garry W. Rogerson, PhD	0	*
Lawrence Tomlinson	0	*
Sandeep Vij	0	*

All directors and executive officers as a group (16 persons) (13)	1,295,995	4.1%

*                      Represents less than 1%.

(1)     Based upon 30,576,287 shares of Coherent, Inc. common stock outstanding as of January 17, 2005.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and generally includes voting or investment power with respect to the securities.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, each share of Coherent common stock subject to options held by that person that are currently exercisable or will be exercisable on or before March 18, 2005, are deemed outstanding.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)     Based on a Schedule 13f for report period September 30, 2004 as filed with the SEC.

(3)               Includes 287,500 shares issuable upon exercise of options held by Dr. Ambroseo which are currently exercisable or will become exercisable within 60 days of January 17, 2005.

(4)               Includes 95,000 shares issuable upon exercise of options held by Ms. Simonet which are currently exercisable or will become exercisable within 60 days of January 17, 2005.

(5)               Includes 116,000 shares issuable upon exercise of options held by Dr. Vittorio Fossati-Bellani which are currently exercisable or will become exercisable within 60 days of January 17, 2005.

(6)               Includes 43,000 shares issuable upon exercise of options held by Mr. Victor which are currently exercisable or will become exercisable within 60 days of January 17, 2005.

(7)               Includes 21,000 shares issuable upon exercise of options held by Mr. Spinelli which are currently exercisable or will become exercisable within 60 days of January 17, 2005.

(8)               Includes 320,000 shares issuable upon exercise of options held by Dr. Couillaud which are currently exercisable or will become exercisable within 60 days of January 17, 2005.

(9)               Includes 14,500 shares issuable upon exercise of options held by Mr. Cantoni which are currently exercisable or will become exercisable within 60 days of January 17, 2005.

(10)         Includes 14,500 shares issuable upon exercise of options held by Mr. Gauthier which are currently exercisable or will become exercisable within 60 days of January 17, 2005.  Includes 43,330 shares held by the Gauthier Revocable Trust and 10,000 shares held by the Henry Gauthier IRA.

(11)         Includes 20,000 shares issuable upon exercise of options held by Mr. Hart which are currently exercisable or will become exercisable within 60 days of January 17, 2005.

(12)         Includes 116,000 shares issuable upon exercise of options held by Mr. Quillinan which are currently exercisable or will become exercisable within 60 days of January 17, 2005.

(13)         Includes an aggregate of 1,080,500 options which are currently exercisable or will become exercisable within 60 days of January 17, 2005.

Equity Compensation Plan Information

The following table provides information as of October 2, 2004 about the Company’s equity compensation plans under which shares of our common stock may be issued to employees, consultants or members of our Board of Directors:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,208,994	$30.75	4,796,996

Equity compensation plans not approved by security holders	—	—	—
Total	5,208,994	$30.75	4,796,996

Item 13.         Certain Relationships and Related Transactions

The following table sets forth information with respect to all executive officers and directors of the Company who had indebtedness outstanding during the past fiscal year.  This indebtedness arose as a result of the delivery of promissory notes in connection with the exercise of stock options:

Name	New Loans During 2004	Interest Rates	Maturity Date(s)	Largest Amount Outstanding During 2004 (1)		Balance at October 2, 2004

John Ambroseo, PhD	—	4.75%	1/25/07	$496,330		$496,330
	—	8.00%	2/15/08	50,000	(2)	40,000
Scott Miller	—	6.40-6.71%	4/14/05-5/24/05	608,609		557,956

(1)          These loans were entered into prior to the effective date of Section 402 of the Sarbanes-Oxley Act of 2002.

(2)          This loan was granted to Dr. Ambroseo on February 15, 1998.  Ten percent of the original principal balance of this loan is forgiven each year, so long as Mr. Ambroseo is employed with the Company.

All promissory notes are full recourse and, except for $40,000 of principal outstanding on the loans to Mr. Ambroseo, are secured by the shares of common stock of the Company issued upon exercise of the options.  Interest on stock notes is compounded.  Interest on Mr. Ambroseo’s note on which $40,000 of principal is outstanding is paid quarterly as a deduction from his Variable Compensation Plan.

Item 14.    Principal Accountant Fees and Services

The Audit Committee of the Board of Directors has selected Deloitte & Touche LLP, independent public accountants, to audit the financial statements of the Company for the fiscal year ending October 1, 2005.  Deloitte & Touche LLP has audited the Company’s financial statements since the fiscal year ended September 25, 1976.

Audit and Non-Audit Fees

The following table sets forth fees for services Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) provided during fiscal years 2004 and 2003:

	2004	2003

Audit fees (1)	$1,315,000	$1,012,000

Audit-related fees (2)	152,000	152,000

Tax fees (3)	255,000	479,000

All other fees (4)	232,000	67,000

Total	$1,954,000	$1,710,000

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

The Audit Committee has determined that the provision of non-audit services by Deloitte is compatible with maintaining Deloitte’s independence. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by Deloitte. In other cases, the Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve certain additional services, and such pre-approvals are communicated to the full Committee at its next meeting. During fiscal year 2004, 100% of the services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Exhibit Numbers	3. Exhibits

2.1*	Agreement and Plan of Merger. (Previously filed as Exhibit 2.1 to Form 10-K for the fiscal year ended September 29, 1990)

3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)

3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)

4.1*	Amended and Restated Common Shares Rights Agreement dated November 2, 1989 between Coherent and the Bank of Boston. (Previously filed as Exhibit 4.1 to Form 8-K filed on November 3, 1989.)

4.2	Agreement of Substitution and Amendment of Common Shares Rights Agreement dated September 8, 2004 between Coherent and American Stock Transfer & Trust Company.

10.1*‡	Productivity Incentive Plan, as amended. (Previously filed as Exhibit 10.19 to Form 10-K for the fiscal year ended October 1, 1988)

10.2*‡	Employee Stock Purchase Plan, as amended. (Previously filed as Exhibit 10.11 to Form 10-K for the fiscal year ended September 29, 2001)

10.3*‡	Coherent Employee Retirement and Investment Plan. (Previously filed as Exhibit 10.23 to Form 8, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 25, 1982)

10.4*‡	1995 Stock Plan and forms of agreement. (Previously filed as Exhibit 10.34 to Form 10-K for the fiscal year ended September 28, 1996)
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

10.9*‡	1990 Directors’ Stock Option Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on May 1, 1996)

10.10*‡	Coherent, Inc. Management Transition Agreement by and between Coherent, Inc. and Bernard J. Couillaud. (Previously filed as Exhibit 10.13 to Form 10-K for the year ended September 28, 2002)

10.11*‡	Coherent, Inc. Management Transition Agreement by and between Coherent, Inc. and Robert J. Quillinan. (Previously filed as Exhibit 10.14 to Form 10-K for the year ended September 28, 2002)

10.12*‡	2001 Stock Plan. (Previously filed as Exhibit 10.14 to Form 10-K for the year ended September 27, 2003)

10.13*	Letter of Ernst & Young AG Wirtschaftsprüfungsgesellschaft. (Previously filed as exhibit 16.1 to Form 8-K filed on May 10, 2004)

21.1**	Subsidiaries

23.1**	Consent of Independent Registered Public Accounting Firm-Deloitte and Touche LLP

23.2**	Consent of Independent Auditors-Ernst & Young AG Wirtschaftsprüfungsgesellschaft

24.1**	Power of Attorney (see signature page).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

** Previously filed with the annual report on the Form 10-K for the year ended October 2, 2004.

‡                  Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on January 31, 2005.

COHERENT, INC.

By:	/s/ HELENE SIMONET
Helene Simonet
Executive Vice President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Form 10-K on Form 10-K/A has been signed below by the following persons on January 31, 2005 on behalf of the Registrant and in the capacities and on the dates indicated:

/s/*	January 31, 2005
John R. Ambroseo (Director, President & Chief Executive Officer)	Date

/s/ HELENE SIMONET	January 31, 2005
Helene Simonet (Executive Vice President & Chief Financial Officer)	Date

/s/*	January 31, 2005
Bernard J. Couillaud (Director, Chairman of the Board)	Date

/s/*	January 31, 2005
Henry E. Gauthier (Director, Vice Chairman of the Board)	Date

/s/ *	January 31, 2005
Charles W. Cantoni (Director)	Date

/s/ *	January 31, 2005
Sandeep Vij (Director)	Date

/s/ *	January 31, 2005
Garry W. Rogerson (Director)	Date

/s/ *	January 31, 2005
John H. Hart (Director)	Date

/s/ *	January 31, 2005
Robert J. Quillinan (Director)	Date

/s/ *	January 31, 2005
Lawrence Tomlinson (Director)	Date

* By: /s/ HELENE SIMONET	January 31, 2005
Helene Simonet	Date
Attorney-in-fact

INDEX TO EXHIBITS

Sequentially Exhibit Number	Exhibit

4.2	Agreement of Substitution and Amendment of Common Shares Rights Agreement dated September 8, 2004 between Coherent and American Stock Transfer & Trust Company.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits required to be filed as part of this report have been incorporated by reference.  See Item 15 for a complete index of such exhibits.