Form 10-Q
period 2005-01-01
COHERENT INC
filed 2005-02-09
CIK 21510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 1, 2005

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, at January 31, 2005 was 30,593,330 shares.

COHERENT, INC.

INDEX

Part I.	Financial Information

Item I.	Financial Statements

Condensed Consolidated Statements of Operations Three months ended January 1, 2005 and December 27, 2003

Condensed Consolidated Balance Sheets January 1, 2005 and October 2, 2004

Condensed Consolidated Statements of Cash Flows Three months ended January 1, 2005 and December 27, 2003

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 6.	Exhibits

Signatures

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	January 1, 2005	December 27, 2003

Net sales	$126,022	$107,951
Cost of sales	74,349	66,517
Gross profit	51,673	41,434
Operating expenses:
Research and development	14,086	14,921
Selling, general and administrative	26,826	25,958
Restructuring, impairment and other charges	300	237
Intangibles amortization	1,493	1,929
Total operating expenses	42,705	43,045
Income (loss) from operations	8,968	(1,611)
Other income (expense):
Interest and dividend income	967	720
Interest expense	(887)	(848)
Foreign exchange gain (loss)	(69)	397
Other—net	(421)	149
Total other income (expense), net	(410)	418
Income (loss) before income taxes and minority interest	8,558	(1,193)
Provision (benefit) for income taxes	3,347	(554)
Income (loss) before minority interest	5,211	(639)
Minority interest in subsidiaries’ losses, net of taxes	180	333
Net income (loss)	$5,391	$(306)

Net income (loss) per share:
Basic	$0.18	$(0.01)
Diluted	$0.17	$(0.01)

Shares used in computation:
Basic	30,482	30,001
Diluted	30,867	30,001

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	January 1, 2005	October 2, 2004

ASSETS
Current assets:
Cash and cash equivalents	$105,249	$87,659
Restricted cash, cash equivalents and short-term investments	15,336	15,343
Short-term investments	89,688	83,075
Accounts receivable—net of allowances of $4,127 and $3,745, respectively	86,694	96,825
Inventories	109,688	104,698
Prepaid expenses and other assets	16,313	19,350
Deferred tax assets	37,304	43,222
Total current assets	460,272	450,172
Property and equipment, net	168,107	166,054
Restricted cash, cash equivalents and short-term investments	28,271	23,580
Goodwill	55,279	53,104
Intangible assets, net	34,963	35,454
Other assets	36,441	33,491
	$783,333	$761,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$13,409	$13,700
Accounts payable	20,220	17,648
Income taxes payable	7,123	9,603
Other current liabilities	58,948	63,578
Total current liabilities	99,700	104,529
Long-term obligations	14,149	14,215
Other long-term liabilities	50,579	49,128
Minority interest in subsidiaries	5,222	5,402
Commitments and contingencies (Note 11)
Stockholder’s equity:
Common stock, par value $.01:
Authorized—500,000 shares
Outstanding—30,570 shares and 30,392 shares, respectively	304	302
Additional paid-in capital	312,067	308,236
Notes receivable from stock sales	(723)	(758)
Accumulated other comprehensive income	52,359	36,516
Retained earnings	249,676	244,285
Total stockholders’ equity	613,683	588,581
	$783,333	$761,855

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	January 1, 2005	December 27, 2003
Cash flows from operating activities:

Net income (loss)	$5,391	$(306)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash restructuring, impairment and other charges	300	—
Gain on sale of Lumenis common stock	—	(94)
Depreciation and amortization	7,310	6,859
Intangible assets amortization	1,493	1,929
Deferred income taxes	3,393	2,012
Other	684	170
Changes in operating assets and liabilities:
Accounts receivable	14,042	1,105
Inventories	(2,163)	1,167
Prepaid expenses and other assets	1,947	601
Accounts payable	1,969	(1,447)
Income taxes payable	(638)	20,080
Other current liabilities	(4,088)	(6,718)
Net cash provided by operating activities	29,640	25,358

Cash flows from investing activities:
(Increase) decrease in restricted cash, cash equivalents and short-term investments	(3,718)	624
Purchases of property and equipment	(4,283)	(27,630)
Proceeds from dispositions of property and equipment and assets held for sale	—	534
Acquisition of businesses and minority interests, net of cash acquired	—	(1,503)
Purchases of available-for-sale securities	(87,488)	(84,940)
Proceeds from sales and maturities of available-for-sale securities	80,875	95,440
Other – net	(604)	(185)
Net cash used in investing activities	(15,218)	(17,660)

Cash flows from financing activities:
Long-term debt payments	(542)	(493)
Cash overdrafts decrease	(2,060)	(303)
Sales of shares under employee stock plans	3,584	2,317
Collection of notes receivable from stock sales	35	—
Net cash provided by financing activities	1,017	1,521

Effect of exchange rate changes on cash and cash equivalents	2,151	2,283
Net increase in cash and cash equivalents	17,590	11,502
Cash and cash equivalents, beginning of period	87,659	76,541
Cash and cash equivalents, end of period	$105,249	$88,043

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$1,104	$1,494
Income taxes	$2,481	$3,184
Cash received during the quarter for:
Income taxes	$1,605	$25,312

Noncash investing and financing activities:
Tax benefit from stock option exercises	$225	$78

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  These interim condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 2, 2004, as amended.  All adjustments necessary for a fair presentation have been made and include all normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), we have elected to account for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date.

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (SFAS 148) amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share as if we had adopted the fair value method.  Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards.  These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  For purposes of estimating the effect of SFAS 123 on our net income (loss) the fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Three Months Ended		Three Months Ended
	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
Expected life in years	3.9	4.4	0.5	0.5
Expected volatility	50.7%	73.8%	38.9%	45.0%
Risk-free interest rate	3.5%	3.1%	2.0%	1.3%
Expected dividends	none	none	none	none

Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.  During the periods presented, we recorded no compensation expense under APB 25.  The following table illustrates the effect on our net income (loss) and net income (loss) per share had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	January 1, 2005	December 27, 2003
Net income (loss), as reported	$5,391	$(306)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of income tax/benefit	2,324	(1,862)
Pro forma net income	$3,067	$1,556

Earnings (loss) per share:
Basic – as reported	$0.18	$(0.01)
Basic – pro forma	$0.10	$0.05

Diluted – as reported	$0.17	$(0.01)
Diluted – pro forma	$0.10	$0.05

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We have not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense.  The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are disclosed above.  Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for our fiscal quarter beginning July 3, 2005, and requires the use of the Modified Prospective Application Method.  Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.  In addition, companies may use the Modified Retrospective Application Method.  This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption.  If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

2.              ACQUISITIONS

On June 3, 2003, we initiated a tender offer to purchase the 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary owned by other shareholders (the minority interest) for approximately $10.50 per share.  As of January 1, 2005, we had purchased a total of 4,588,500 outstanding shares of Lambda Physik for approximately $49.0 million, resulting in a total ownership percentage of 95.01% (inclusive of shares previously owned).  On May 5, 2004, a resolution was passed at Lambda Physik’s shareholders’ meeting that permitted us to acquire all remaining shares in accordance with the German Stock Corporation Act (the squeeze out resolution).  On November 2, 2004, we agreed to increase the price to be paid to those minority shareholders of Lambda Physik who did not accept the squeeze out resolution to approximately $18.88 per share in exchange for their agreement to waive rights to a court appraisal.  On November 17, 2004, the Göttingen court approved this definitive agreement and, as a result, the registration of the squeeze out resolution of the May 5, 2004 shareholders meeting was applied for.  The Göttingen court subsequently certified the squeeze out resolution for entry into the commercial register on January 14, 2005.  We anticipate purchasing the remaining shares of Lambda Physik during the second fiscal quarter of 2005.

At January 1, 2005, we had $13.1 million held in an escrow account that is restricted for the sole purpose of acquiring the remaining outstanding shares of Lambda Physik which is included in non-current restricted cash, cash equivalents and short-term investments on our condensed consolidated balance sheet.

3.              SIGNIFICANT EVENTS

In December 2004, our Lambda Physik subsidiary decided to discontinue future product development and investments in the semiconductor lithography market.  As a result, we recognized a charge of $3.1 million (net of minority interest of $0.1 million) during the quarter ended January 1, 2005, primarily related to recognizing write-downs of excessive and obsolete inventories, exiting certain purchase commitments and charges related to government grants.  Of the $3.1 million charge, $2.2 million was classified as cost of sales; $0.6 million was classified as research and development; $0.1 million was classified as selling, general and administrative and $0.2 million was classified as other expense.

4.              RECENT ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151), an amendment of Accounting Research Bulletin No. 43, Chapter 4.  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe that the adoption of SFAS 151 will have a material effect on our results of operations or consolidated financial position.

5.              REVENUE RECOGNITION

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

The vast majority of our sales are made to original equipment manufacturers (OEMs), distributors, resellers and end-users in the non-scientific market.  Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where we have agreed to perform installation or provide training.  In those instances, we defer revenue related to installation services or training until these services have been rendered.  We allocate revenue from multiple element arrangements to the various elements based upon relative fair values, which is determined based on the price charged for each deliverable on a standalone basis except for certain products sold in the scientific market for which the fair value of installation is determined based on third party evidence of fair value.

Our sales to distributors, resellers and end-user customers typically do not have customer acceptance provisions and only certain of our sales to OEM customers have customer acceptance provisions.  Customer acceptance is generally limited to performance under our published product specifications.  For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at our site or by the customer’s acceptance of the results of our testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.

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

6.              SHORT-TERM INVESTMENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  Marketable short-term investments in debt and equity securities are classified and accounted for as available-for-sale securities and are valued based on quoted market prices.  Investments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of other comprehensive income (loss) (OCI)

in stockholders’ equity until realized.  Interest and amortization of premiums and discounts for debt securities are included in interest income.  Gains and losses on securities sold are determined based on the specific identification method and are included in other income (expense).

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	January 1, 2005
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$118,767	$—	$—	$118,767
Less: restricted cash and cash equivalents				(13,518)
				$105,249
Short-term investments:
Available-for-sale securities:
Certificates of deposit	$900	$8	$—	$908
U.S. government and agency obligations	75,243	290	(36)	75,497
State and municipal obligations	21,413	270	(45)	21,638
Corporate notes and obligations	21,650	176	(92)	21,734
Total short-term investments	$119,206	$744	$(173)	119,777
Less: restricted short term-investments				(30,089)
				$89,688

	October 2, 2004
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Cash and cash equivalents	$96,567	$—	$—	$96,567
Less: restricted cash and cash equivalents				(8,908)
				$87,659
Short-term investments:
Available-for-sale securities:
Commercial paper	$4,838	$—	$(1)	$4,837
Certificates of deposit	1,150	5	(1)	1,154
U.S. government and agency obligations	71,440	134	(5)	71,569
State and municipal obligations	22,742	153	(47)	22,848
Corporate notes and obligations	12,665	49	(32)	12,682
Total short-term investments	$112,835	$341	$(86)	113,090
Less: restricted short term-investments				(30,015)
				$83,075

At January 1, 2005, $13.1 million of cash and cash equivalents were restricted for the purchase of the remaining outstanding shares of Lambda Physik (see Note 2), $0.3 million were restricted pursuant to our Star notes agreement (see Note 10) and $0.1 million were restricted for other purposes.  In addition, $30.1 million of short-term investments were restricted pursuant to our Star notes agreement.  At October 2, 2004, $8.4 million of cash and cash equivalents were restricted for the purchase of the remaining outstanding shares of Lambda Physik, $0.4 million were restricted pursuant to our Star notes agreement and $0.1 million were restricted for other purposes.  Additionally, at October 2, 2004, $30.0 million of short-term investments were restricted pursuant to our Star notes agreement.

The amortized cost and estimated fair value of available-for-sale investments in debt securities at January 1, 2005 and October 2, 2004, classified as short-term investments (including restricted amounts) on our condensed consolidated balance sheets were as follows (in thousands):

	January 1, 2005		October 2, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$92,420	$92,907	$101,708	$101,979
Due in 1 to 5 years	25,995	26,077	10,282	10,265
Due in 5 to 10 years	—	—	—	—
Due beyond 10 years	791	793	845	846
Total investments in available-for-sale debt securities	$119,206	$119,777	$112,835	$113,090

In the first quarter of fiscal 2005, we received proceeds totaling $0.4 million from the sale of available-for-sale securities and realized gross gains of $0.1 million.  In the first quarter of fiscal 2004, we received proceeds totaling $30.0 million from the sale of available-for-sale securities and realized gross gains and gross losses of $0.1 million and $0.1 million, respectively.

7.              DERIVATIVES

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

8.              GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each reporting segment is as follows (in thousands):

	January 1, 2005	October 2, 2004
Electro-Optics	$36,024	$35,270
Lambda Physik	19,255	17,834
Total	$55,279	$53,104

Components of our amortizable intangible assets are as follows (in thousands):

	January 1, 2005			October 2, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$37,207	$11,063	$26,144	$36,746	$10,018	$26,728
Patents	9,718	4,213	5,505	9,005	3,699	5,306
Licenses	4,261	4,154	107	4,261	4,047	214
Drawings	1,311	981	330	1,214	850	364
Order backlog	2,140	2,140	—	1,990	1,990	—
Customer lists	2,122	1,056	1,066	2,106	992	1,114
Trade name	1,816	480	1,336	1,608	417	1,191
Non-compete agreement	943	468	475	911	374	537
Total	$59,518	$24,555	$34,963	$57,841	$22,387	$35,454

Amortization expense for intangible assets during the first quarter of fiscal 2005 and fiscal 2004 were $1.5 million and $1.9 million, respectively.  At January 1, 2005, estimated amortization expense for the remainder of fiscal 2005, the next five succeeding fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2005 (remainder)	$4,393
2006	5,351
2007	4,912
2008	4,750
2009	4,430
2010	3,594
Thereafter	7,533
Total	$34,963

9.              BALANCE SHEET DETAILS:

Inventories are as follows (in thousands):

	January 1, 2005	October 2, 2004
Purchased parts and assemblies	$30,278	$28,097
Work-in-process	43,647	44,070
Finished goods	35,763	32,531
Inventories	$109,688	$104,698

Prepaid expenses and other assets consist of the following (in thousands):

	January 1, 2005	October 2, 2004
Prepaid expenses and other	$15,342	$16,812
Prepaid and refundable income taxes	971	2,538
Total prepaid expenses and other assets	$16,313	$19,350

Other assets consist of the following (in thousands):

	January 1, 2005	October 2, 2004
Assets related to deferred compensation arrangements	$23,114	$20,500
Deferred tax assets	7,827	7,768
Other assets	5,500	5,223
Total other assets	$36,441	$33,491

Other current liabilities consist of the following (in thousands):

	January 1, 2005	October 2, 2004
Accrued payroll and benefits	$19,384	$26,532
Accrued expenses and other	15,503	14,130
Reserve for warranty	11,055	10,638
Customer deposits	5,306	4,488
Accrued restructuring charges	3,875	3,952
Deferred income	3,825	3,838
Total other current liabilities	$58,948	$63,578

During the first quarter of fiscal 2005, we recorded an additional provision of $0.3 million to our accrued restructuring charges for remaining lease liabilities, which was offset by payments made against the accrual of $0.4 million.

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

Components of the reserve for warranty costs during the first quarters of fiscal 2005 and 2004 were as follows (in thousands):

	January 1, 2005	December 27, 2003
Beginning balance	$10,638	$10,242
Additions related to current period sales	2,751	5,013
Warranty costs incurred in the current period	(2,737)	(4,476)
Adjustments to accruals related to prior period sales	403	(188)
Ending balance	$11,055	$10,591

Other long-term liabilities consist of the following (in thousands):

	January 1, 2005	October 2, 2004
Deferred compensation	$23,114	$20,500
Deferred tax liabilities	19,305	21,223
Deferred income	3,221	2,930
Environmental remediation costs	420	431
Other long-term liabilities	4,519	4,044
Total other long-term liabilities	$50,579	$49,128

10.       CURRENT AND LONG TERM OBLIGATIONS

At January 1, 2005 and October 2, 2004, our current and long-term obligations primarily consisted of our notes payable to finance our acquisition of Star Medical (Star notes).  The Star notes agreement requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account.  At January 1, 2005, $15.2 million and $15.2 million of current and non-current restricted cash, cash equivalents and short-term investments were related to the Star notes (see Note 6).

11.       COMMITMENTS AND CONTINGENCIES

Certain claims and lawsuits have been filed or are pending against us.  In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on our consolidated financial position or results of operations.

12.       COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income, net of income taxes, are as follows (in thousands):

	Three Months Ended
	January 1, 2005	December 27, 2003
Net income (loss)	$5,391	$(306)
Translation adjustment	15,896	15,270
Net gain on derivative instruments	19	2
Changes in unrealized (gain) loss on available-for-sale securities	(72)	20
Total comprehensive income	$21,234	$14,986

The following summarizes activity in accumulated other comprehensive income (loss) related to derivatives, net of income taxes, held by us (in thousands):

Balance, September 27, 2003	$(128)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	2
Balance, December 27, 2003	$(126)

Balance, October 2, 2004	$(122)
Changes in fair value of derivatives	(1)
Net losses reclassified from OCI	20
Balance, January 1, 2005	$(103)

Accumulated other comprehensive income (net of tax) at January 1, 2005 is comprised of accumulated translation adjustments of $52.6 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.1 million, respectively.  Accumulated other comprehensive income (net of tax) at October 2, 2004 is comprised of accumulated translation adjustments of $36.7 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.1 million, respectively.

13.       EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based on the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options and stock purchase contracts using the treasury stock method and shares issuable under the Productivity Incentive Plan.  Diluted loss per share for the three months ended December 27, 2003, is computed based on the weighted average number of shares outstanding during the period and does not include the effect of dilutive stock options and stock purchase contracts or shares issuable under the Productivity Incentive Plan as these items are antidilutive as a result of our net loss for the period presented.

The following table presents information necessary to calculate basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended
	January 1, 2005	December 27, 2003
Weighted average shares outstanding – Basic	30,482	30,001
Effect of dilutive securities:
Common stock options	357	—
Employee stock purchase plans	28	—
Weighted average shares outstanding – Diluted	30,867	30,001

Net income (loss)	$5,391	$(306)

Net income (loss) per basic share	$0.18	$(0.01)
Net income (loss) per diluted share	$0.17	$(0.01)

A total of 2,886,668 and 3,326,877 potentially dilutive securities have been excluded from the dilutive share equivalents calculation for the three months ended January 1, 2005 and December 27, 2003, respectively, as their effect was anti-dilutive.

14.       SEGMENT INFORMATION

We are organized around two separately managed segments: Electro-Optics and Lambda Physik, which we have identified as operating segments.  Our Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, OEM laser components and instrumentation, scientific research and government programs, and graphic arts and display.  Our Lambda Physik segment focuses on markets including lasers for the production of thin film transistors (TFT) used in flat panel displays, ink jet printers, automotive, environmental research, scientific research, medical OEMs, materials processing and micro-machining applications.

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

	Three Months Ended
	January 1, 2005	December 27, 2003
	(In thousands)
Net sales:
Electro-Optics	$100,899	$90,623
Lambda Physik	25,123	17,328
Total net sales	$126,022	$107,951

Intersegment net sales:
Electro-Optics	$7	$5
Lambda Physik	389	70
Total intersegment sales	$396	$75

Income (loss) before income taxes, including tax-effected minority interest:
Electro-Optics	$11,907	$4,966
Lambda Physik	(3,940)	(5,683)
Corporate and other	771	(143)
Total income (loss) before income taxes, including tax-affected minority interest	$8,738	$(860)

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements included in or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements.  These statements are generally accompanied by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “rely,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “forecast” or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Our actual results may differ significantly from those projected in the forward-looking statements in this report.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section and those set forth below in the section titled “Forward-Looking Information is Subject to Risk and Uncertainty.”

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

We have two reportable business segments: Electro-Optics and Lambda Physik, both of which work with customers to provide cost-effective photonics-based solutions.  Our Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, original equipment manufacturer (OEM) laser components and instrumentation, scientific research and government programs and graphic arts and display.  Lambda Physik AG (Lambda Physik), our 95.01% owned subsidiary with headquarters located in Göttingen, Germany, focuses on markets using lasers for the production of thin-film transistors (TFT) used in flat panel displays, ink jet printers, automotive, environmental research, scientific research, medical OEMs, materials processing and micro-machining applications.

We were originally incorporated in California on May 26, 1966 and reincorporated in Delaware on October 1, 1990.

FUTURE TRENDS

Microelectronics

After several years of process development, lasers are now used in mass production applications and the industry is benefiting in the form of enhanced performance and increased productivity.  We experienced strong recovery across all segments during fiscal 2004, however, the microelectronics industry has shown some signs of stabilization.  We anticipate future demands in the advanced packaging market will shift towards the use of ultraviolet laser-based tools, as they are capable of producing sub-50 micron features that are critical for next generation chip-scale and wafer-level packages.  Our recent introduction of the high-power, Avia Thor™ laser will increase the throughput of packaging tools, thereby enhancing productivity and lowering cost-of-ownership.

Graphic arts and display

The graphic arts and display market experienced a migration in technologies towards the use of direct diode laser systems as these systems have been adopted at a much faster rate during fiscal 2004.  If the adoption of newer digital technologies continues beyond fiscal 2004 levels, we anticipate this will have the effect of driving purchases of new printing technology.  As we move into fiscal 2005, we anticipate a number of our newer products such as a version of our Paladin™ laser and new diode laser technology will gain more traction in the marketplace.

Our Advanced Engineering Unit has built a prototype Red, Green, and Blue (RGB) laser engine based on our patented OPS technology for use in rear projection televisions.  The system delivers suitable power and is comparable in size to the lamps currently used in rear projection televisions.  Alpha units of the RGB light engine have been delivered to commercial customers for evaluation.  We anticipate partnering with consumer electronics manufacturers to refine the package and evolve the technology to demonstrate acceptable lifetimes and outsource its manufacturing.

Materials processing

Anticipated drivers for expansion in the materials processing market include providing aggressive gains in cost-of-ownership for products and continuing increased expansion into geographical areas.  The market for materials processing in Asian countries drove much of the growth in the first half of fiscal 2004, but has since stabilized, primarily due to foreign policies established to slow economic growth.  We anticipate growth to resume once the effects of these policies are felt and active measures to stimulate the economy begin to arise.

Scientific research and government programs

We anticipate modest growth rates in the scientific research market for fiscal 2005 with applications in ultrashort pulses and in bio-research being the drivers of this anticipated growth.

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

OUR STRATEGY

We strive to develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our distinctive expertise in lasers and optical technologies.  In pursuit of our strategy, we intend to:

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, accounting for long-lived assets (including goodwill and intangible assets), inventory valuation, warranty reserves and accounting for income taxes.

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

The vast majority of our sales are made to original equipment manufacturers (OEMs), distributors, resellers and end-users in the non-scientific market.  Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where we have agreed to perform installation or provide training.  In those instances, we defer revenue related to installation services or training until these services have been rendered.  We allocate revenue from multiple element arrangements to the various elements based upon relative fair values, which is determined based on the price charged for each deliverable on a standalone basis except for certain products sold in the scientific market for which the fair value of installation is determined based on third party evidence of fair value.

Our sales to distributors, resellers and end-user customers typically do not have customer acceptance provisions and only certain of our sales to OEM customers have customer acceptance provisions.  Customer acceptance is generally limited to performance under our published product specifications.  For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at our site or by the customer’s acceptance of the results of our testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.

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

At January 1, 2005, we had $90.2 million of goodwill and purchased intangible assets on our condensed consolidated balance sheet.  As no impairment indicators were present during the first quarter of fiscal 2005, we believe this value remains recoverable based on the discounted estimated future cash flows of the associated products and technologies.

At January 1, 2005, we had $168.1 million of property and equipment on our condensed consolidated balance sheet.

It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets.  In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

Inventory Valuation

We record our inventory at the lower of cost (computed on a first-in, first-out basis) or market.  We write-down our inventory to its estimated market value based on assumptions about future demand and market conditions.  Inventory write-downs are generally recorded within guidelines set by management when the inventory for a device exceeds 12 months of its demand and when individual parts have been in inventory for greater than 12 months.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which could materially affect our future results of operations.  We write-down our demo inventory by amortizing the cost of demo inventory over a two-year period from the fourth month after it is placed in service.  During the quarter ended January 1, 2005, we recorded $1.6 million (net of minority interest of $0.1 million) of inventory write-downs related to our decision to discontinue future product development and investments in the semiconductor lithography market within our Lambda Physik subsidiary.  Due to rapidly changing forecasts and orders, additional write-downs for excess or obsolete inventory, while not currently expected, could be required in the future.  Differences between actual results and previous estimates of excess and obsolete inventory could materially affect our future results of operations.

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

We record a valuation allowance to reduce our deferred tax assets for the amount that is not more likely than not to be realized.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the allowance for the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the allowance for the deferred tax asset would be charged to income in the period such determination was made.

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

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition (dollars in thousands):

	Three Months Ended
	January 1, 2005	December 27, 2003	Change	%Change
Bookings - Electro-Optics	$97,020	$106,691	$(9,671)	(9.1)%
Bookings - Lambda Physik	$31,563	$20,136	$11,427	56.7%
Net Sales - Electro-Optics	$100,899	$90,623	$10,276	11.3%
Net Sales - Lambda Physik	$25,123	$17,328	$7,795	45.0%
Gross profit as a percentage of net sales - Electro-Optics	45.8%	42.4%	3.4%	8.0%
Gross profit as a percentage of net sales - Lambda Physik	21.8%	17.4%	4.4%	25.5%
Research and development as a percentage of net sales	11.2%	13.8%	(2.6)%	(19.1)%
Net cash provided by operating activities	$29,640	$25,358	$4,282	16.9%
Daily sales outstanding in inventories	78.3	86.4	(8.1)	(9.4)%
Daily sales outstanding in receivables	61.9	61.9	0.0	0.0%
Capital spending as a percentage of net sales	3.4%	25.6%	(22.2)%	(86.8)%

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

In our Electro-Optics segment, bookings decreased 9.1% from the same quarter one year ago, with decreases in the microelectronics and scientific and government programs markets partially offset by increases in the OEM components and instrumentation, graphic arts and display and materials processing markets.

In the first quarter of fiscal 2004, microelectronics market bookings were unusually high due to volume orders in that quarter for via drilling, wafer inspection and PCB direct write customers as well as a volume order for solid-state ultraviolet lasers for silicon drilling.  Additionally, current quarter microelectronics bookings are lower due to a significant customer’s revised manufacturing process, which will take one to three quarters to complete.  This new process requires a modified light source from us and we expect to have the light source ready by the time the customer’s modification is complete.  We have also seen a slowdown in demand for CO2 lasers used in via drilling, which is consistent with industry-reported capacity trends.  By contrast, orders for UV lasers in via drilling remained solid as this technology enables the next generation of feature size reduction as well as addressing different material combinations.  Bookings from semiconductor applications were also up during the quarter as we continue to benefit from new methodologies in photomask, 300mm and 65nm applications.

Bookings in the scientific and government programs market decreased from the same quarter one year ago due to timing of funding for several large custom systems in North America.  Demand was solid in Europe and Asia.  This lumpiness in orders will likely continue as we expand our offerings in the high-performance, custom laser market.  The biological imaging market again led unit volumes among the various applications.  We believe this trend will likely continue through the remainder of the fiscal year.

Bookings in the OEM components and instrumentation market increased from the same quarter one year ago as we enjoyed another successful quarter within the bioinstrumentation market as incoming orders for our Sapphire™ and Compass™ products remained buoyant.  We also have several new products in qualification trials for biochip readers and DNA sequencers.  Bookings for diode and CO2 lasers used in laser marking applications were good and are reflective of the broader use of laser marking in lot and security coding.  Orders for diode lasers used in automotive welding systems were up as the use of laser welding systems continues to gain traction.  Orders for medical device components increased as customers rebalanced inventories for the upcoming summer cycle.   This is especially true for lasers used in aesthetic procedures such as permanent hair reduction.

Bookings in the graphic arts and display market increased from the same quarter one year ago, due to the timing of annual buys from certain customers.  The migration to diode-based thermal computer to plate or CTP printing continues as we have seen an increase in order volumes for our diode lasers.   We are making progress in the UV CTP, predominantly for newspaper printing, with our Paladin™ laser.  We are working on an updated version of the Paladin, which we believe should help accelerate the adoption rate in fiscal year 2006 and beyond.

Bookings in the materials processing market increased from the same quarter one year ago due to bookings for UV lasers used in stereolithography (i.e. 3D modeling) and fiber array packages (FAPs) for high speed marking, partially offset by continued weakness in the Asian market, specifically China.  Credit policies in China remain constrained for emerging companies.  Energy prices, interest rates and cost of ownership are still the big drivers for this market.

In our Lambda Physik segment, bookings increased 56.7%, with increases in the industrial and lithography markets and decreases in the scientific and medical market.  Bookings in the industrial market continued to dominate orders.  Demand for lasers used to produce low-temperature poly-silicon (LTPS) flat panel displays increased.  We encountered increased activity in the ink-jet market where Lambda Physik’s excimer lasers are used to drill nozzles in the ink-jet heads.   We are also encouraged by the deployment of Lambda products in the automotive industry.  AUDI® AG is using Lambda lasers in an innovative procedure to treat engine cylinder liners resulting in the reduction of oil consumption by up to 75 percent.  This treatment process also lowers wear of the cylinder liners and piston rings by as much as 90 percent.  Audi is now using this procedure in its 3.0-litre V6 diesel engines for the Audi A6 and A8.  The process will also soon come into use for the Audi A4, Volkswagen Phaeton and Volkswagen Touareg.  Bookings increased slightly in the lithography market primarily due to increased service business.  As previously communicated, we will continue to support our installed base, but will discontinue future investments in lithography.  We are also exploring options to sell

Lambda’s interest in Xtreme Technologies, its joint venture with Jenoptik to develop EUV light sources.  Bookings in the scientific and medical market decreased primarily due to the timing of certain OEM orders.

Net Sales

Net sales include sales of lasers, laser-based systems, precision optics, related accessories and service contracts.  Net sales increased 11.3% in our Electro-Optics segment and increased 45.0% in our Lambda Physik segment from the same quarter one year ago.  For a more complete description of the reasons for changes in net sales, we refer you to the “Results of Operations” section of this Form 10-Q.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (gross profit percentage) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage increased from 42.4% to 45.8% in our Electro-Optics segment and increased from 17.4% to 21.8% in our Lambda Physik segment from the same quarter one year ago.  For a more complete description of the reasons for changes in gross profit percentage, we refer you to the “Results of Operations” section of this Form 10-Q.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (R&D percentage) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D spending to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased from 13.8% to 11.2% from the same quarter one year ago.  For a more complete description of the reasons for changes in R&D percentage, refer the “Results of Operations” section of this Form 10-Q.

Net Cash Provided by Operating Activities

Net cash provided by operating activities shown on our Condensed Consolidated Statements of Cash Flows represents the excess of cash collected from billings to our customers and other receipts, including tax refunds, over cash paid to our vendors for expenses and inventory purchases and other costs to run our business.  This amount represents cash generated by current operations to pay for equipment, technology, and other investing activities, to repay debt, fund acquisitions and for other financing purposes.  We believe this is an important performance indicator since cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth.  We believe generating consistent cash from operations is an indication that our products are achieving a high level of customer satisfaction and we are appropriately monitoring our expenses and inventory levels.  For a more complete description of the components of cash flows from operating activities, we refer you to the Condensed Consolidated Statements of Cash Flows in this Form 10-Q and the “Changes in Financial Condition” section of this Form 10-Q.

Daily Sales Outstanding in Inventories

We calculate daily sales outstanding (DSO) in inventories as net inventories at the end of the period divided by net sales of the period and then multiplied by the number of days in the period, using 90 days for quarters.  This indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more working capital available.  The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in inventories for the first quarter of fiscal 2005 decreased 8.0 days from the same quarter one year ago primarily due to Lambda’s write-off of lithography inventory and Lambda’s better management of inventory levels in relation to sales volumes, partially offset by Electro-Optics’ increase due to a combination of a build-up of safety stock for some key components and increased inventory levels to improve customer service.

Daily Sales Outstanding in Receivables

We calculate daily sales outstanding (DSO) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  This indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more working capital available.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in receivables for the first quarter of fiscal 2005 remained at 61.9 days from the same quarter one year ago.  Increases in DSO due to the impact of the weakening of the U.S. dollar against the Euro and Japanese Yen were offset by improved collections.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (capital spending percentage) is calculated as capital expenditures for the period divided by net sales for the period.  This indicates the extent to which we are expanding or modernizing our operations, including investments in technology.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures.  Our capital spending percentage decreased from 25.6% to 3.4% compared to the same quarter one year ago primarily due to our purchase of our previously leased facility in Santa Clara, California, in the first quarter of fiscal 2004.  We anticipate that capital spending for fiscal 2005 will be approximately 5% to 6% of net sales.

SIGNIFICANT EVENTS

On June 3, 2003, we initiated a tender offer to purchase the 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary owned by other shareholders (the minority interest) for approximately $10.50 per share.  As of January 1, 2005, we had purchased a total of 4,588,500 outstanding shares of Lambda Physik for approximately $49.0 million, resulting in a total ownership percentage of 95.01% (inclusive of shares previously owned).  On May 5, 2004, a resolution was passed at Lambda Physik’s shareholders’ meeting that permitted us to acquire all remaining shares in accordance with the German Stock Corporation Act (the squeeze out resolution).  On November 2, 2004, we agreed to increase the price to be paid to those minority shareholders of Lambda Physik who did not accept the squeeze out resolution to approximately $18.88 per share in exchange for their agreement to waive rights to a court appraisal.  On November 17, 2004, the Göttingen court approved this definitive agreement and subsequently certified the squeeze out resolution for entry into the commercial register on January 14, 2005.  We plan to purchase the remaining shares of Lambda Physik during the second fiscal quarter of 2005.

In December 2004, our Lambda Physik subsidiary decided to discontinue future product development and investments in the semiconductor lithography market.  As a result, we recognized a charge of $3.1 million (net of minority interest of $0.1 million) during the quarter ended January 1, 2005, primarily related to recognizing write-downs of excessive and obsolete inventories, exiting certain purchase commitments and charges related to government grants.  We anticipate this decision will also result in re-deployment of a portion of Lambda’s lithography future R&D dollars into the most promising growth areas of Lambda Physik’s Industrial and Scientific/Medical markets.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	January 1, 2005	December 27, 2003
Net sales	100.0%	100.0%
Cost of sales	59.0%	61.6%
Gross profit	41.0%	38.4%
Operating expenses:
Research and development	11.2%	13.8%
Selling, general and administrative	21.3%	24.1%
Restructuring, impairment and other charges	0.2%	0.2%
Intangibles amortization	1.2%	1.8%
Total operating expenses	33.9%	39.9%
Income (loss) from operations	7.1%	(1.5)%
Other income (expense):
Interest and dividend income	0.8%	0.7%
Interest expense	(0.7)%	(0.8)%
Foreign exchange gain (loss)	(0.1)%	0.4%
Other—net	(0.3)%	0.1%
Total other income (expense), net	(0.3)%	0.4%
Income (loss) before income taxes and minority interest	6.8%	(1.1)%
Provision (benefit) for income taxes	2.7%	(0.5)%
Income (loss) before minority interest	4.1%	(0.6)%
Minority interest in subsidiaries’ losses, net of taxes	0.2%	0.3%
Net income (loss)	4.3%	(0.3)%

Net income for the first quarter of fiscal 2005 was $5.4 million ($0.17 per diluted share) including a charge of $3.1 million related to our decision to discontinue future product development and investments in the semiconductor lithography market (lithography charge) and a tax benefit of $0.5 million related to federal tax law changes enacted in the current quarter.  For the same quarter in the prior year, net loss was $0.3 million ($0.01 per share).  The increase in net income from the same quarter last year is primarily due to higher sales volumes and higher gross margins as a percentage of sales, partially offset by the current quarter’s lithography charge.

NET SALES:

	Three Months Ended
	January 1, 2005		December 27, 2003
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Consolidated:
Domestic	$44,930	35.7%	$44,145	40.9%
Foreign	81,092	64.3%	63,806	59.1%
Total	$126,022	100.0%	$107,951	100.0%

Electro-Optics:
Domestic	$41,350	32.8%	$41,246	38.2%
Foreign	59,549	47.3%	49,377	45.7%
Total	$100,899	80.1%	$90,623	83.9%

Lambda Physik:
Domestic	$3,580	2.9%	$2,899	2.7%
Foreign	21,543	17.0%	14,429	13.4%
Total	$25,123	19.9%	$17,328	16.1%

Consolidated

Net sales for the first fiscal quarter of 2005 increased $18.1 million, or 17%, from the same period one year ago as a result of increased sales volumes in both segments.  During the first quarter of fiscal 2005, domestic sales increased $0.8 million, or 2%, while foreign sales increased $17.3 million, or 27%.  Foreign sales were 64% of net sales in the first quarter of fiscal 2005 and 59% of net sales one year ago.  We anticipate that consolidated net sales in the second quarter of fiscal 2005 will increase approximately 0% to 4%  from first quarter of fiscal 2005 net sales.

Electro-Optics

Electro-Optics net sales for the first fiscal quarter of 2005 increased $10.3 million, or 11%, from the same period one year ago.  Domestic sales increased $0.1 million, or less than 1%, and foreign sales increased $10.2 million, or 21%, during the first quarter of fiscal 2005 compared to the same quarter one year ago.  Net sales increased primarily due to an increase in the microelectronics market, the strengthening of the Euro and Yen against the U.S. dollar ($3.1 million), which made our products more price competitive and increases in the markets for OEM components and instrumentation, materials processing and scientific research and government programs, partially offset by a decrease in the graphic arts and display market. Microelectronics market application net sales increased $7.6 million, or 42%, due to improving fundamentals in the consumer electronics markets.  OEM components and instrumentation application sales increased $2.1 million, or 9%, primarily due to increased medical, thermal imaging and component shipments.  Materials processing application sales increased $1.7 million, or 13%, primarily due to higher shipments for marking, engraving and textile processing applications.  Net sales within the scientific research and government programs lines of business improved by $0.9 million, or 3%, primarily as a result of increased sales from custom scientific products.  Sales in the graphic arts and display applications decreased $2.0 million, or 27%, primarily due to lower shipments for reprographic applications.  Although we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

Lambda Physik

Lambda Physik net sales for the first fiscal quarter of 2005 increased $7.8 million, or 45%, from the same period one year ago.  International sales increased $7.1 million, or 49%, and domestic sales increased $0.7 million, or 23%, during the first quarter of fiscal 2005.  Net sales increased primarily due to higher sales volumes of $7.6 million, or 96%, in the industrial market due to increases in the flat panel display and ink jet system business.  The first quarter of fiscal 2005 includes the favorable impact of the strengthening of the Euro and Yen against the U.S. dollar ($1.0 million).

GROSS PROFIT

Consolidated

The consolidated gross profit rate increased by 2.6% to 41.0% in the first quarter of fiscal 2005 compared to 38.4% in the same quarter one year ago.  The increase in gross profit rate was primarily due to more effective leveraging of manufacturing overhead (2.6%) due to higher sales volumes and the consolidation and restructuring of manufacturing operations, non-recurring engineering fees earned and offset to manufacturing expense and lower manufacturing costs in the Electro-Optics segment resulting from outsourcing the manufacture of certain components (2.9%).  This increase in gross profit was partially offset by the current quarter lithography charge for write-downs of excess and obsolete inventories, charges related to government grants and exiting certain purchase commitments (1.8%) and changes in volumes and mix (1.2%) with lower average selling prices (ASPs) in the Electro-Optics bioinstrumentation market, higher sales of lower margin Electro-Optics scientific products and the impact of a large EUV shipment at distributor margins, partially offset by higher sales of higher margin Lambda industrial and medical OEM products and lower losses on Lambda service contracts.

Our consolidated gross profit rates have been and will continue to be affected by a variety of factors including foreign and domestic sales mix, manufacturing efficiencies, excess and obsolete inventory write downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, foreign currency fluctuations and field service margins.  We plan to add 2 to 4 percentage points to the Electro-Optics gross profit over the next 24 months.  We expect to accomplish this by better exercising our buying power to reduce material costs, strengthening of our supply chain and migrating to more common components and product platforms.  Lambda Physik’s gross profit will benefit from a full year of improved product reliability, reduced warranty costs and improving margins on service contracts.

Electro-Optics

The gross profit rate increased by 3.4% to 45.8% for the first quarter of fiscal 2005 compared to 42.4% for the same quarter one year ago.  The increase was primarily due to more effective leveraging of manufacturing overhead (3.3%) due to higher sales volumes and the consolidation and restructuring of manufacturing operations, non-recurring engineering fees earned and offset to manufacturing expense; and lower manufacturing costs resulting from outsourcing the manufacture of certain components (3.6%), partially offset by lower product margins (2.9%) primarily due to lower average selling prices (ASPs) in the bioinstrumentation market and higher sales of lower margin Electro-Optics scientific products.

Lambda Physik

The gross profit rate increased by 4.4% to 21.8% for the first quarter of fiscal 2005 compared to 17.4% for the same quarter one year ago.  This increase was primarily due to changes in mix to higher sales of higher margin industrial and medical OEM products (7.3%), lower losses on service contracts (5.0%) and lower warranty costs due to improving quality (2.4%), partially offset by the current quarter lithography charge for write-downs of excess and obsolete inventories, charges related to government grants and exiting certain purchase commitments (9.0%) and the impact of a large EUV shipment at distributor margins (1.7%).

OPERATING EXPENSES:

	Three Months Ended
	January 1, 2005		December 27, 2003
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$14,086	11.2%	$14,921	13.8%
Selling, general and administrative	26,826	21.3%	25,958	24.1%
Restructuring, impairment and other charges	300	0.2%	237	0.2%
Intangibles amortization	1,493	1.2%	1,929	1.8%
Total operating expenses	$42,705	33.9%	$43,045	39.9%

Research and development (R&D) expenses decreased $0.8 million, or 6%, from the comparable fiscal quarter one year ago and decreased to 11.2% from 13.8% of net sales.  The decrease was primarily due to lower spending than in the prior year period to improve product reliability and expand specifications in our Lambda Physik segment ($1.1 million) and lower spending on Lambda’s 193nm lithography program due to its cancellation during the current quarter ($0.5 million), partially offset by a charge for outstanding commitments related to our cancellation of the lithography program ($0.6 million).  We anticipate R&D expenses to be in the range of 11.0% to 11.5% of net sales in the second quarter of fiscal 2005.

Selling, general and administrative (SG&A) expenses increased $0.9 million, or 3%, from the comparable fiscal quarter one year ago, but as a percentage of net sales decreased to 21.3% from 24.1%.  The dollar increase was primarily due to higher consulting and depreciation expense related to our investments in information technology systems ($0.7 million) and the strengthening of the Euro and Yen against the U.S. dollar ($0.6 million).  We anticipate SG&A expenses to be in the range of 23% to 24% of net sales in the second quarter of fiscal 2005.

Our restructuring, impairment and other charges during the three months ended January 1, 2005 and the three months ended December 27, 2003 were due to adjustments to the estimated contractual obligation for lease and other facility costs of a previously vacated building, net of sublease income.

Amortization of intangible assets decreased $0.4 million, or 23%, compared to the same period one year ago.  The decrease was due to the completion of amortization of intangibles related to technology sold in the second quarter of fiscal 2004 and lower amortization from the acquisition of an additional 34.6% of the outstanding shares of our Lambda Physik subsidiary.

OTHER INCOME (EXPENSE)

Other income, net of other expense, changed to expense of $0.4 million during the first quarter of fiscal 2005 from income of $0.4 million in the comparable fiscal quarter one year ago.  The first quarter of fiscal 2005 change was primarily a result of $0.5 million less favorable foreign currency exchange net gains and higher losses recognized on our share of the losses of Lambda’s Xtreme joint venture.  Lambda Physik is currently exploring options to sell its interest in the Xtreme joint venture.

INCOME TAXES

The effective tax rate on income before minority interest for the first quarter of fiscal 2005 of 39.1% was higher than the statutory rate of 35.0% primarily due to additional valuation allowance provisions related to losses at Lambda Physik and higher state income taxes, net of federal benefit, partially offset by benefits from R&D tax credits, including benefits of federal tax law changes enacted in the current quarter.

The effective tax rate on loss before minority interest for the first quarter of fiscal 2004 of 46.4% was higher than the statutory rate of 35.0% primarily due to valuation allowance provisions related to losses at Lambda Physik partially offset by benefits from R&D tax credits.

MINORITY INTEREST IN SUBSIDIARIES (EARNINGS) LOSSES

Minority interest in subsidiaries losses decreased $0.2 million for the first quarter of fiscal 2005 from the corresponding prior year quarter due to lower net losses incurred by Lambda Physik

FINANCIAL CONDITION

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

	Three Months Ended
	January 1, 2005	December 27, 2003
	(In thousands)
Net cash provided by operating activities	$29,640	$25,358
Sales of shares under employee stock plans	3,584	2,317
Purchases of property and equipment	(4,283)	(27,630)
Acquisition of businesses, net of cash acquired	—	(1,503)
Net payments on debt borrowings	(542)	(493)

Net cash provided by operating activities increased by $4.3 million to $29.6 million for the first quarter of fiscal 2005 compared to $25.4 million for the same quarter one year ago.  The increase was primarily due to current quarter earnings and decreases in accounts receivable, partially offset by higher income tax refunds received in the first quarter of fiscal 2004.  We believe that our cash flow provided by operating activities will be adequate to cover our current working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities.  We continue to follow our strategy to further strengthen our financial position by primarily using available cash flow to fund operations and to reduce the amount of debt we have outstanding.

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

Additional sources of cash available to us were a multi–currency line of credit and bank credit facilities totaling $45.9 million as of January 1, 2005, of which $45.5 million was unused and available.  These credit facilities were used in Europe during the first quarter of fiscal 2005.  Our domestic lines of credit include a $12.5 million unsecured revolving account from Union Bank of California, which expires January 31, 2007.  No amounts have been drawn upon our domestic lines of credit as of January 1, 2005.

Our ratio of current assets to current liabilities was 4.6:1 at January 1, 2005 compared to 4.3:1 at October 2, 2004.  The increase in our ratio from October 2, 2004 to January 1, 2005 is primarily due to increases in cash and cash equivalents and short-term investments, partially offset by decreases in accounts receivable.  Our cash position, working capital and debt obligations are as follows:

	January 1, 2005	October 2, 2004
	(In thousands)
Cash and cash equivalents	$105,249	$87,659
Working capital	360,572	345,643
Total debt obligations	27,558	27,915

Debt Obligations and Restricted Cash, Cash Equivalents and Short-term Investments

At January 1, 2005, our current and long-term debt obligations primarily consisted of our notes payable to finance our acquisition of Star Medical (Star notes).  The Star notes agreement, requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account.  At January 1, 2005, $15.2 million and $15.2 million of current and non-current restricted cash, cash equivalents and short-term investments were related to the Star notes (see Note 10 in our Notes to Condensed Consolidated Financial Statements).

Our $12.5 million unsecured revolving account from Union Bank of California agreement is subject to standard covenants related to financial ratios and profitability.  At January 1, 2005, we were in compliance with these covenants.

As part of our tender offer to purchase the remaining outstanding shares of our Lambda Physik subsidiary, we were required by local regulations to have funds available for the offer in an account located in Germany.  As of January 1, 2005, we had $13.1 million restricted for the purchase of the remaining outstanding shares of Lambda Physik that is included in non-current restricted cash, cash equivalents and short-term investments on our condensed consolidated balance sheets.  We plan to purchase the remaining shares of Lambda Physik during the second fiscal quarter of 2005.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Regulation S-K.  Information regarding our long-term debt payments, operating lease payments, capital lease payments and long-term purchase commitments is provided in Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on Form 10-K for the fiscal year ended October 2, 2004, as amended.  There have been no material changes in contractual obligations since October 2, 2004.  Information regarding our other financial commitments at January 1, 2005 is provided in the Notes to the Condensed Consolidated Financial Statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the three months ended January 1, 2005 was $29.6 million, which included cash provided by operating assets and liabilities of $11.1 million, depreciation and amortization of $8.8 million, net income of $5.4 million and increases in net deferred tax assets of $3.4 million and other items aggregating $0.9 million.

Cash used for investing activities during the three months ended January 1, 2005 of $15.2 million included $6.6 million, net, used to purchase available-for-sale securities, $4.3 million used to acquire property and equipment, $3.7 million increase in restricted cash for the purchase of the remaining shares of Lambda Physik and other items aggregating $0.6 million.

Cash provided by financing activities during the three months ended January 1, 2005 of $1.0 million included $3.6 million generated from our employee stock purchase and stock option plans, partially offset by a decrease in cash overdraft of $2.1 million and net debt repayments of $0.5 million.

Changes in exchange rates during the three months ended January 1, 2005 provided $2.2 million, primarily due to the strengthening of the Euro and Japanese Yen in relation to the U.S. dollar.

RECENT ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs” (SFAS 151), an amendment of Accounting Research Bulletin No. 43, Chapter 4.  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe that the adoption of SFAS 151 will have a material effect on our results of operations or consolidated financial position.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We have not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense.  The pro forma effects on net income and earnings per share as if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are in our Notes to Condensed Consolidated Financial Statements (see Note 1).  Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for our fiscal quarter beginning July 3, 2005, and requires the use of the Modified Prospective Application Method.  Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.  In addition, companies may use the Modified Retrospective Application Method.  This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption.  If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth above in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and under the heading “Risk Factors.”  All forward-looking statements included in this document are based on information available to us on the date hereof.  We undertake no obligation to update these forward-looking statements as a result of events or circumstances or to reflect the occurrence of unanticipated events.

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

We rely exclusively on our own production capability to manufacture certain strategic components, optics and optical systems, crystals, semiconductor lasers, lasers and laser–based systems.  Because we manufacture, package and test these components, products and systems at our own facilities, and such components, products and systems are not readily available from other sources, any interruption in manufacturing would adversely affect our business.  In addition, our failure to achieve adequate manufacturing yields of these items at our manufacturing facilities may materially and adversely affect our operating results and financial condition.

Our future success depends on our ability to increase our sales volumes and decrease our costs to offset anticipated declines in the average selling prices of our products and, if we are unable to realize greater sales volumes and lower costs, our operating results may suffer.

Our future success depends on the continued growth of the markets for lasers, laser systems, precision optics and related accessories, as well as our ability to identify, in advance, emerging markets for laser–based systems.  We cannot assure you that we will be able to successfully identify, on a timely basis, new high-growth markets in the future.  Moreover, we cannot assure you that new markets will develop for our products or our customers’ products, or that our technology or pricing will enable such markets to develop.  Future demand for our products is uncertain and will depend to a great degree on the continued technological development and the introduction of new or enhanced products.  If this does not continue, sales of our products may decline and our business will be harmed.

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

During the three months ended January 1, 2005, our research and development expenses were 11% of net sales.  Over the last three fiscal years, our research and development expenses have been in the range of 11% to 13% of net sales.  Our future success depends on our ability to anticipate our customers’ needs and develop products that address those needs.  Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly.  If we fail to effectively transfer production processes, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed.

We face risks associated with our foreign sales that could harm our financial condition and results of operations.

For the three months ended January 1, 2005, 64% of net sales were derived from customers outside of the United States.  For fiscal years 2004, 2003 and 2002, 61%, 61% and 60%, respectively, of our net sales were derived from customers outside of the Untied States.  We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future.  The global economic slowdown has already had and could continue to have a negative effect on various foreign markets in which we operate.  This may cause us to simplify our foreign legal entity structure and reduce our presence in certain countries, which may negatively affect the overall level of business in such countries.  A portion of our foreign sales occurs through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers.  Our foreign operations and sales are subject to a number of risks, including:

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

Competition in the various photonics markets in which we provide products is very intense.  We compete against a number of companies, including Newport Corporation’s Spectra–Physics Lasers business unit; JDS Uniphase Corp.; Cymer, Inc.; Gigaphoton, Inc.; Rofin–Sinar Technologies, Inc.; Lightwave Electronics Corp.; and Excel Technology, Inc.  Some of our competitors are large companies that have significant financial, technical, marketing and other resources.  These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products.  Several of our competitors that have larger market capitalizations or more cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines.  Any of these acquisitions could give our competitors a strategic advantage.  Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

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

We are in the process of reviewing the operational efficiency of Lambda Physik’s operations and expect to achieve efficiencies by integrating some of Lambda Physik’s operations into other Coherent operations.  However, integrating the operations of Lambda Physik into our operations is a complex, time consuming and expensive process.  The complexity of the technologies and operations being integrated and the disparate corporate cultures being combined may increase the difficulty of integration.  Management’s focus on the integration of operations may divert attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts.  In addition, it is common in the technology industry for aggressive competitors to attract customers and recruit key employees away from companies during the integration phase of an acquisition.

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

Our financial results could be affected by potential changes in the accounting rules governing the recognition of stock-based compensation expense

Currently, we measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  Under this method, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date.  In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we provide disclosures of our operating results as if we had applied the fair value method of accounting (pro-forma basis).  Beginning in the second quarter of fiscal 2003, we provided such disclosures in our Quarterly Reports on Form 10-Q in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, the charges would have been significantly higher than the intrinsic value method used by us, totaling $3.1 million in the quarter ended January 1, 2005 and $14.4 million, $17.6 million and $19.0 million in fiscal 2004, 2003 and 2002, respectively.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees.  Rather, the new standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS 123R.

Beginning in the fourth quarter of fiscal 2005, when these changes are expected to be implemented, we and other companies will be required to measure compensation expense using the fair value method, which will adversely affect our results of operations by decreasing our earnings by the additional amount of such stock option charges.

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

For the quarter ended January 1, 2005, our research and development costs were $14.1 million (11% of net sales).  For our fiscal years 2004, 2003 and 2002, our research and development costs were $62.5 million, $50.8 million and $52.6 million, or 13%, 12% and 13% of net sales, respectively.  We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance.  Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

Continued volatility in the semiconductor manufacturing industry could adversely affect our business, financial condition and results of operations.

Our net sales depend in part on the demand for our products by semiconductor equipment companies.  The semiconductor market has historically been characterized by sudden and severe cyclical variations in product supply and demand, which have often severely affected the demand for semiconductor manufacturing equipment, including laser–based tools and systems.  The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles.  The continuing uncertainty in this market severely limits our ability to predict our business prospects or financial results in this market.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of income securities.  These securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from levels at January 1, 2005, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount.  We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.  If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At January 1, 2005, the fair value of our available-for-sale debt securities was $130.6 million, $11.7 million of which was classified as cash and equivalents, $88.8 million was classified as short-term investments and $30.1 million was classified as restricted cash, cash equivalents and short-term investments on our condensed consolidated balance sheet at January 1, 2005.

At January 1, 2005, we had fixed rate long-term debt of approximately $26.4 million, and a hypothetical 10% increase in interest rates would not have a material impact on the fair market value of this debt, based on pricing models using current interest rates.  We do not hedge any interest rate exposures.

Foreign currency exchange risk

We maintain operations in various countries outside of the United States and foreign subsidiaries that manufacture and sell our products in various global markets.  A majority of our sales are transacted in U.S. dollars.  However, we do generate revenues in other currencies, primarily the Euro and Yen.  As a result, our earnings and cash flows are exposed to fluctuations in foreign currency exchange rates.  We attempt to limit these exposures through financial market instruments.  We utilize hedging instruments, primarily forward contracts with maturities of twelve months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies.  Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments.  We do not use derivative financial instruments for trading purposes.

We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments.  There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

A hypothetical 10% appreciation of the forward adjusted U.S. dollar to January 1, 2005 market rates would increase the unrealized value of our forward contracts by $0.5 million.  Conversely, a hypothetical 10% depreciation of the forward adjusted U.S. dollar to January 1, 2005 market rates would decrease the unrealized value of our forward contracts by $0.6 million.

The following table provides information about our foreign exchange forward contracts at January 1, 2005.  The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value.  The U.S. notional fair value represents the contracted amount valued at January 1, 2005 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Fair Value Hedges:
Euro	1.3029	$(6,448)	$(6,866)
British Pound Sterling	1.8959	4,455	4,480
Japanese Yen	104.7053	(3,398)	(3,391)
Canadian Dollar	1.1987	417	403

Item 4.  CONTROLS AND PROCEDURES

Controls Evaluation and Related CEO and CFO Certifications

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report.  The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) and has allowed us to make conclusions, as set forth below, regarding the state of our disclosure controls and procedures.

Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act.  This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure.  Our disclosure controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S.  To the extent that components of our internal control over financial reporting are included within our disclosure controls, they are included in the scope of our quarterly controls evaluation.

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

Scope of the Controls Evaluation

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report.  During the evaluation of our controls and procedures, we looked to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action (including process improvements) was being undertaken.  This evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K.  The overall goal of the evaluation activity is to monitor our disclosure controls and procedures, and to modify them as necessary.  We intend to maintain our disclosure controls and procedures as a dynamic system that changes as conditions warrant.

We also considered whether our evaluation identified any “significant deficiency” or “material weakness” in our internal control over financial reporting, and whether we identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting.  Emphasis was placed on this information as it was important both for the controls evaluation and because the certifications of the CEO and CFO require that they disclose that information to our Board of Director’s Audit Committee and to our independent auditors.  The Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with An Audit of Financial Statements” defines

“significant deficiency” as a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.  The Standard also defines “material weakness” as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Conclusions

Based upon the evaluation of the effectiveness of our disclosure controls and procedures, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q is made known to management, including the CEO and CFO, on a timely basis.  There were no changes in our internal control over financial reporting that occurred during the quarter ended January 1, 2005, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.2*

Agreement of Substitution and Amendment of Common Shares Rights Agreement dated September 8, 2004 between Coherent and American Stock Transfer & Trust Company. (Previously filed as Exhibit 4.1 to Form 10-K/A Amendment No. 2 for the fiscal year ended October 2, 2004).

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

Coherent, Inc.
(Registrant)

February 9, 2005	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

February 9, 2005	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Agreement and Plan of Merger. (Previously filed as Exhibit 2.1 to Form 10-K for the fiscal year ended September 29, 1990).

3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990).

3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002).

3.3*	Bylaws of Coherent, Inc, as amended (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 29, 1990).

4.1*	Amended and Restated Common Shares Rights Agreement dated November 2, 1989 between Coherent and the Bank of Boston. (Previously filed as Exhibit 4.1 to Form 8-K filed on November 3, 1989).

4.2*

Agreement of Substitution and Amendment of Common Shares Rights Agreement dated September 8, 2004 between Coherent and American Stock Transfer & Trust Company. (Previously filed as Exhibit 4.1 to Form 10-K/A Amendment No. 2 for the fiscal year ended October 2, 2004).

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