Form 10-K/A
period 2004-10-02
COHERENT INC
filed 2005-02-23
CIK 21510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 3

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
Common Stock, $.01 par value

Common Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

As of February 18, 2005, 30,697,521 shares of Coherent, Inc. common stock were outstanding.  The aggregate market value of the voting shares (based upon the closing price reported by the NASDAQ National Market on April 2, 2004) of Coherent, Inc., held by nonaffiliates was $617,038,552.  For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Act.  This determination of affiliate status is not necessarily conclusive.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004.  This Form 10-K/A is filed with the Securities and Exchange Commission (the “Commission”) solely for the purpose of adding a new Item 9B to Part II in order to include a description of the amendments to the Registrant’s By-Laws that were adopted on February 17, 2005 and to revise certain information contained in Items 11 and 14 of Part III of the Annual Report.  Item 11 of Part III is being amended to revise the Summary Compensation Table and to include a description of the Change of Control Severance Plan, as amended and restated effective February 17, 2005.  Item 14 of Part III is being revised to update the 2004 Audit Fees listed in the table of fees set forth in Item 14.  This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

PART II

Item 9B.         Other Information

On February 17, 2005 the Company’s Board of Directors approved an amendment to the Company’s By-Laws.

The following description of the material amendments to the Company’s By-Laws is qualified in all respects by reference to the full text of the By-Laws, as amended, which is filed as Exhibit 3.3 hereto.

Section 2.8 of Article II of the By-Laws was amended to expand the duties of the chairman of any meeting of stockholders and to provide that no business may be transacted at a special meeting held pursuant to Section 2.3 of the By-Laws other than the business specified in the notice to stockholders of such meeting.

Section 2.16 of Article II of the By-Laws was amended to remove the proviso previously contained in the By-Laws that provided that in the event that less than 65 days notice of a stockholder meeting is given to stockholders, to be timely, a notice delivered by a stockholder of nominations or other business to be properly brought before a stockholders meeting must be delivered not earlier than the close of business on the seventh (7th) day following the day on which the notice of such stockholder meeting was mailed.  As amended, Section 2.16 of Article II of the By-Laws limits the requirements pursuant to which stockholder notice of nominations or other business will be considered timely to the previously existing requirement that such notice must be delivered to the Company’s Secretary at the Company’s principal executive offices not later than the close of business on the 60th day nor earlier than the close of business on the 90th day prior to any stockholder meeting.

Sections 6.1, 6.2 and 6.5 of Article VI of the By-Laws were amended to include an express provision stating that, subject to Section 6.4 of Article VI of the By-Laws, the Company shall provide indemnification to the fullest extent permitted by the Delaware General Corporations Code.

Section 6.4 of Article VI of the By-Laws was amended to clarify that the determination as to whether an agent of the Company is entitled to indemnification will be made by the stockholders only if a majority of the directors who are not parties to such action, suit or proceeding, if they constitute a quorum of the board, presents the issue of entitlement to indemnification to the stockholders for their determination.

Section 6.11 of Article VI of the By-Laws was amended to clarify that the provisions of Article VI of the By-Laws shall not be deemed exclusive of any other rights to indemnification and to state that the Company is specifically authorized to enter into individual contracts with any or all of its directors, officers, employees or agents respecting indemnification and advances, to the fullest extent not prohibited by the Delaware General Corporations Code, or by any other applicable law.

A new Section 6.15 titled “Indemnification by Judicial Proceeding” was added to Article VI of the By-Laws.  This new Section 6.15 provides that notwithstanding any contrary determination in the specific case under Section 6.4 of Article VI of the By-Laws, and notwithstanding the absence of any determination thereunder, any director or officer of the Company may apply to the Court of Chancery in the State of Delaware for indemnification to the extent otherwise permissible under Sections 6.1 and 6.2 of Article VI of the By-Laws.  Section 6.15 also discusses the circumstances under which any such indemnification will be provided.

PART III

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

Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	Awards Options (#)	All Other Compensation ($)
John R. Ambroseo, PhD	2004	$465,437	$424,567	150,000	$104,689	(1)
President and Chief Executive Officer	2003	431,853	229,429	150,000	24,429
	2002	380,016	117,781	257,500	22,191
Helene Simonet (4)	2004	$291,699	$166,927	70,000	$19,543	(2)
Executive Vice President and Chief	2003	274,237	95,014	75,000	18,015
Financial Officer	2002	215,103	47,985	100,000	15,345
Vittorio Fossati-Bellani	2004	$280,010	$148,554	—	$20,114	(3)
Executive Vice President and Chief	2003	280,010	46,429	40,000	20,114
Marketing Officer	2002	280,010	60,479	50,000	19,481
Ronald A. Victor	2004	$216,360	$94,398	25,000	$40,651	(4)
Executive Vice President Human Resources	2003	212,514	24,818	25,000	14,153
	2002	212,514	34,029	25,000	19,655
Luis Spinelli (5) Executive Vice President and Chief Technology Officer	2004	$218,477	$85,630	40,000	$14,061	(6)

(1)     Includes $26,599 contributed by the Company under defined contribution plans, $1,058 in life insurance benefits, a $72,117 buyout of accrued vacation and $4,915 of value received from the purchase of a Company car for less than the then current fair market value.

(2)     Includes $18,057 contributed by the Company under defined contribution plans and $1,486 in life insurance benefits.

(3)     Includes $17,477 contributed by the Company under defined contribution plans and $2,637 in life insurance benefits.

(4)     Includes $12,982 contributed by the Company under defined contribution plans, $2,799 in life insurance benefits and $24,870 of value received from the purchase of a Company car for less than the then current fair market value.

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

Stock Option Grants and Exercises

The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options granted during the fiscal year ended October 2, 2004:

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable
	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees In Fiscal	Exercise Price	Expiration	Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
Name	(1)	Year (2)	($/sh)	Date	5% ($)	10% ($)
John R. Ambroseo, PhD	150,000	16.7813	26.41	3/25/10	1,347,289	3,056,539

Helene Simonet	70,000	7.8313	26.41	3/25/10	628,735	1,426,385

Vittorio Fossati-Bellani	—	—	—	—	—	—

Ronald A. Victor	25,000	2.7969	26.41	3/25/10	224,548	509,423

Luis Spinelli	40,000	4.4750	26.41	3/25/10	359,277	815,077

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

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($ )(1)	Number of Securities Underlying Unexercised Options/SARs at October 2, 2004 (#)(2)		Value of Unexercised In-the-Money Options at October 2, 2004 ($ )(3)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John R. Ambroseo, PhD	—	—	287,500	500,000	222,750	934,500

Helene Simonet	—	—	95,000	185,000	—	467,250

Vittorio Fossati-Bellani	3,000	44,241	116,000	90,000	—	249,200

Ronald A. Victor	—	—	43,000	75,000	170,981	155,750

Luis Spinelli	2,000	28,942	22,000	70,000	21,600	155,750

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

The following table shows options granted to each director of the Company during the last fiscal year.  All options were granted under the 1998 Directors’ Plan:

Option Grants to Directors During Last Fiscal Year

Name	Number of Options

Bernard J. Couillaud, PhD	42,000
Henry E. Gauthier	12,000
Charles W. Cantoni	12,000
Frank P. Carrubba, PhD(1)	12,000
John H. Hart	12,000
Robert J. Quillinan	12,000
Garry W. Rogerson, PhD	30,000
Lawrence Tomlinson	12,000

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

Change of Control Severance Plan

On February 17, 2005, the Company amended and restated its Change of Control Severance Plan (the “Change of Control Severance Plan”).  Eligibility in the Change of Control Severance Plan is limited to the Company’s Chief Executive Officer (the “CEO”), Vice-Presidents who are officers of the Company (the “Officer Vice-Presidents”) and certain Vice-Presidents who are not considered officers of the Company (the “Non-Officer Vice-Presidents” and, together with the CEO and the Officer Vice-Presidents, the “Participants”).

The following description of the material terms of the Change of Control Severance Plan is qualified in all respects by reference to the full text of the Change of Control Severance Plan, as amended, which is filed as Exhibit 10.14 hereto.

Following a change of control, and subject to a Participant’s entering into and not revoking a release of claims in favor of the Company or any successor company, a Participant shall be entitled to a severance payment and to the other benefits described in the Change of Control Severance Plan if his or her employment is terminated, voluntarily or involuntarily, following any one or more of the following events:

(i)  The Participant’s employer reduces the Participant’s base pay as in effect immediately prior to the change of control.

(ii)  Without the Participant’s express written consent, the employer requires the Participant to change the location of his or her job or office, so that he or she will be based at a location more than twenty-five (25) miles from the location of his job or office immediately prior to the Change of Control.

(iii)  The employer decreases its cost of employer-provided benefits, under plans, arrangements, policies and procedures, taken as a whole, compared to the employer-provided cost of such benefits immediately prior to the change of control, or the employer increases the cost of such benefits to the Participant compared to the Participant cost immediately prior to the change of control; provided, however, that if such decrease or increase results from the employer’s good faith exercise of business judgment or in response to changes in federal or state law, such decrease or increase shall not be a good reason for termination.

(iv)  The Participant incurs a significant reduction in duties and responsibilities as determined by a committee established by the Board of Directors of the Company established to make such determination.

(v)  A successor company fails or refuses to assume the Company’s obligations under the Change of Control Severance Plan.

(vi)  The Company or any successor company breaches any of the provisions of the Change of Control Severance Plan.

(vii)  The employer terminates the employment of a Participant other than for cause.

Each Participant entitled to a severance payment under the Change of Control Severance Plan shall receive from the Company a cash payment as follows:

(i)  Chief Executive Officer.  The severance payment for the Company’s Chief Executive Officer shall equal the product of 2.99 times the sum of the Chief Executive Officer’s base pay and bonus pay.

(ii)  Officer Vice-Presidents.  The severance payment for the Company’s Officer Vice-Presidents shall equal the product of two times the sum of the Officer Vice-President’s base pay and bonus pay.

(iii)  Non-Officer Vice-Presidents.  The severance payment for the Company’s Non-Officer Vice-Presidents shall equal the product of one times the sum of the Non-Officer Vice-President’s base pay and bonus pay.

In the event a severance payment obligation is triggered under the Change of Control Severance Plan for a Participant, such Participant shall also receive the following benefits:

(i)  Equity Compensation Acceleration.  One hundred percent of each Participant’s outstanding unvested equity compensation awards shall automatically accelerate their vesting so as to become fully vested and exercisable.

(ii) Health Insurance.  Subject to the requirements of the Internal Revenue code of 1986, as amended, Participants will receive, in addition to the severance payment, Company-paid group health insurance at the same level and with the same employee premium cost as provided to such Participant immediately prior to the Participant’s termination (the “Company-Paid Coverage”).  If a Participant’s health insurance coverage included the Participant’s dependents immediately prior to the Participant’s termination, such dependents shall also be covered at Company’s expense.  Company-Paid Coverage shall continue for three years for the Company’s Chief Executive Officer, for two years for the Company’s Officer Vice-Presidents and for one year for the Company’s Non-Officer Vice Presidents.

If a change of control has not occurred, the Change of Control Severance Plan shall expire two (2) years from its effective date, unless sooner terminated, or unless extended for an additional period or periods by resolution adopted by the Board of Directors of the Company at any time during the second year of the Change of Control Severance Plan.  If a change of control occurs, the Change of Control Severance Plan shall continue in full force and effect, and shall not terminate or expire until after all Participants who become entitled to severance payments under the Change of Control Severance Plan shall have received such payments in full.

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

Audit and Non-Audit Fees

The following table sets forth fees for services Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) provided during fiscal years 2004 and 2003:

	2004	2003
Audit fees (1)	$1,404,000	$1,012,000
Audit-related fees (2)	$179,000	$152,000
Tax fees (3)	$255,000	$479,000
All other fees (4)	$232,000	$67,000
Total	$2,070,000	$1,710,000

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

PART IV

Item 15.         Exhibits and Financial Statement Schedules

Exhibit Numbers	3. Exhibits

2.1*	Agreement and Plan of Merger. (Previously filed as Exhibit 2.1 to Form 10-K for the fiscal year ended September 29, 1990)

3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)

3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)

3.3	Bylaws of the Company, as amended.

4.1*	Amended and Restated Common Shares Rights Agreement dated November 2, 1989 between Coherent and the Bank of Boston. (Previously filed as Exhibit 4.1 to Form 8-K filed on November 3, 1989.)

4.2**	Agreement of Substitution and Amendment of Common Shares Rights Agreement dated September 8, 2004 between Coherent and American Stock Transfer & Trust Company.

10.1*‡	Productivity Incentive Plan, as amended. (Previously filed as Exhibit 10.19 to Form 10-K for the fiscal year ended October 1, 1988)

10.2*‡	Employee Stock Purchase Plan, as amended. (Previously filed as Exhibit 10.11 to Form 10-K for the fiscal year ended September 29, 2001)

10.3*‡	Coherent Employee Retirement and Investment Plan. (Previously filed as Exhibit 10.23 to Form 8, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 25, 1982)

10.4*‡	1995 Stock Plan and forms of agreement. (Previously filed as Exhibit 10.34 to Form 10-K for the fiscal year ended September 28, 1996)

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

10.9*‡	1990 Directors’ Stock Option Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on May 1, 1996)

10.10*‡	Coherent, Inc. Management Transition Agreement by and between Coherent, Inc. and Bernard J. Couillaud. (Previously filed as Exhibit 10.13 to Form 10-K for the year ended September 28, 2002)

10.11*‡	Coherent, Inc. Management Transition Agreement by and between Coherent, Inc. and Robert J. Quillinan. (Previously filed as Exhibit 10.14 to Form 10-K for the year ended September 28, 2002)

10.12*‡	2001 Stock Plan. (Previously filed as Exhibit 10.14 to Form 10-K for the year ended September 27, 2003)

10.13*	Letter of Ernst & Young AG Wirtschaftsprüfungsgesellschaft. (Previously filed as exhibit 16.1 to Form 8-K filed on May 10, 2004)

10.14‡	Change of Control Severance Plan, as amended and restated effective February 17, 2005.

21.1**	Subsidiaries

23.1**	Consent of Independent Registered Public Accounting Firm-Deloitte and Touche LLP

23.2**	Consent of Independent Auditors-Ernst & Young AG Wirtschaftsprüfungsgesellschaft

24.1**	Power of Attorney (see signature page).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

** Previously filed with the annual report on the Form 10-K for the year ended October 2, 2004.

‡      Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2005.

COHERENT, INC.

By:	/s/ HELENE SIMONET
Helene Simonet
Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 3 to Form 10-K on Form 10-K/A has been signed below by the following persons on February 23, 2005 on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ *	February 23, 2005
John R. Ambroseo	Date
(Director, President & Chief Executive Officer)

/s/ HELENE SIMONET	February 23, 2005
Helene Simonet	Date
(Executive Vice President & Chief Financial Officer)

/s/ *	February 23, 2005
Bernard J. Couillaud	Date
(Director, Chairman of the Board)

/s/ *	February 23, 2005
Henry E. Gauthier	Date
(Director, Vice Chairman of the Board)

/s/ *	February 23, 2005
Charles W. Cantoni	Date
(Director)

/s/ *	February 23, 2005
Sandeep Vij	Date
(Director)

/s/ *	February 23, 2005
Garry W. Rogerson	Date
(Director)

/s/ *	February 23, 2005
John H. Hart	Date
(Director)

/s/ *	February 23, 2005
Robert J. Quillinan	Date
(Director)

/s/ *	February 23, 2005
Lawrence Tomlinson	Date
(Director)

* By: /s/ HELENE SIMONET	February 23, 2005
Helene Simonet	Date
Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Numbers	Exhibit

3.3	Bylaws of the Company, as amended.

10.14‡	Change of Control Severance Plan, as amended and restated effective February 17, 2005.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡              Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.

All other exhibits required to be filed as part of this report have been incorporated by reference.  See Item 15 for a complete index of such exhibits.