Form 10-K/A
period 2004-10-02
COHERENT INC
filed 2005-05-17
CIK 21510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 4

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 4 to our Annual Report on Form 10-K for the fiscal year ended October 2, 2004, which was filed with the Securities and Exchange Commission (SEC) on December 15, 2004 (the “Original Filing”).  We are filing this Amendment No. 4 to reflect restatements of our consolidated balance sheets at October 2, 2004 and September 27, 2003, and our consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended October 2, 2004, September 27, 2003, and September 28, 2002, and the related notes thereto to correct the accounting for our deferred compensation plans (the “Restatement”).  For a more detailed description of the Restatement, see Note 20 “Restatement” of the Notes to Consolidated Financial Statements.

Our fiscal year ends on the Saturday closest to September 30.  Fiscal years 2004, 2003 and 2002 ended on October 2, September 27 and September 28, respectively.  For convenience, we use September 30 as our fiscal year-end dates throughout this Annual Report in order to correspond to the accompanying consolidated financial statements.

This Form 10-K/A amends and restates “Item 1. Business” of Part I; “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and Item 9A. “Controls and Procedures” of Part II; and Item 15 “Financial Statements” of Part IV of the Original Filing, as amended, in each case, solely as a result of, and to reflect, the Restatement.  Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consents of our independent registered public accountants and currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consents of our independent registered public accountants are attached to this Form 10-K/A as Exhibits 23.1 and 23.2. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date.  Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

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

Additional information about Coherent, Inc. (referred to herein as the Company, we, our, or Coherent) is available on our web site at www.coherent.com.  We make available, free of charge on our web site, access to our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file them electronically with or furnish them to the Securities and Exchange Commission (SEC).  Information contained on our web site is not part of this Annual Report on Form 10-K/A or our other filings with the SEC.

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

RESEARCH AND DEVELOPMENT

We are committed to the development of new products, as well as the improvement and refinement of existing products, including better cost-of-ownership.  We are primarily focusing our research and development efforts on the development of microelectronics, materials processing and bio-instrumentation markets and excimer lasers for DUV lithography and ELA.  Research and development expenditures for fiscal 2004 were $62.7 million, or 12.7% of net sales, compared to $51.0 million, or 12.6% of net sales, for fiscal 2003 and $52.4 million, or 13.2% of net sales, for fiscal 2002.  We maintain separate research and development staffs for both of our reportable business segments.  We work closely with customers, both individually and through our sponsored seminars, to develop products to meet customer application and performance needs.  In addition, we are working with leading research and educational institutions to develop new photonics-based solutions.  In the first quarter of fiscal 2003, we terminated the activities of our Coherent Telecom-Actives Group (CTAG) operating segment.  Expenditures for research and development related to CTAG were $1.9 million in fiscal 2003 and $6.3 million in fiscal 2002.

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

PART II

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following information has been restated to reflect corrections to the Original Filing that are further discussed in the section entitled “Explanatory Note” in the forepart of this Form 10-K/A and under “Restatement” in Note 20 of the Notes to Consolidated Financial Statements.  The following selected consolidated financial data for each of the last five fiscal years have been derived from our audited financial statements.  The following selected consolidated financial data reflects our former Medical segment as discontinued operations.  See Note 3, “Discontinued Operations” in our Notes to Consolidated Financial Statements.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the restated Consolidated Financial Statements and Notes to Consolidated Financial Statements.

	Year Ended
Consolidated financial data	Oct. 2, 2004(5)	Sept. 27, 2003(4)	Sept. 28, 2002(3)	Sept. 29, 2001(2)	Sept. 30, 2000(1)
	(as restated)
	(In thousands, except per share data)

Net sales	$494,954	$406,235	$397,324	$477,945	$383,983
Gross profit	$207,403	$148,591	$161,147	$200,179	$176,237
Income (loss) from continuing operations	$17,142	$(46,788)	$(71,982)	$25,476	$60,463
Income (loss) from continuing operations per share (6):
Basic	$0.57	$(1.59)	$(2.50)	$0.92	$2.39
Diluted	$0.56	$(1.59)	$(2.50)	$0.88	$2.21
Shares used in computation (6):
Basic	30,179	29,448	28,786	27,709	25,252
Diluted	30,544	29,448	28,786	28,817	27,319
Total assets (excluding discontinued operations)	$757,326	$705,195	$800,342	$871,747	$590,551
Long-term obligations	$14,215	$27,911	$43,345	$58,159	$68,647
Other long-term liabilities	$49,128	$29,008	$55,860	$53,097	$32,143
Minority interest in subsidiaries	$5,402	$7,475	$49,602	$49,367	$48,855
Stockholders’ equity	$584,052	$539,688	$553,328	$595,525	$461,008

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

Restatement

We have restated our consolidated financial statements for fiscal years 2000 through 2004 to correct the accounting for our deferred compensation plans.  The impact of the restatements on our consolidated financial statements for fiscal 2004, 2003 and 2002 are discussed in Note 20 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.  All information included in this Management’s Discussion and Analysis of Results of Operations and Financial Condition has been correspondingly corrected to give effect to such restatement.

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition (dollars in thousands):

	Year Ended September 30,
	2004	2003	2002
	(Dollars in thousands)

Bookings - Electro-Optics	$427,906	$337,976	$301,277
Bookings - Lambda Physik	$93,912	$67,493	$85,658
Net sales - Electro-Optics	$409,293	$324,308	$307,622
Net sales - Lambda Physik	$85,661	$81,927	$89,702
Gross profit as a % of net sales - Electro-Optics	44.2%	39.2%	41.8%
Gross profit as a % of net sales - Lambda Physik	30.9%	26.2%	36.7%
Research and development as a % of net sales	12.7%	12.6%	13.2%
Cash provided by continuing operations	$69,126	$21,332	$101,489
DSO in inventories	76.2	88.7	80.8
DSO in receivables	70.4	64.8	69.3
Capital spending as a % of net sales	9.4%	6.3%	10.0%

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

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (gross profit percentage) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in fiscal 2004 increased from 39.2% to 44.2% in our Electro-Optics segment and increased from 26.2% to 30.9% in our Lambda Physik segment from fiscal 2003.  Gross profit percentage for fiscal 2003 decreased from 41.8% to 39.2% in our Electro-Optics segment and decreased from 36.7% to 26.2% in our Lambda Physik segment from fiscal 2002.  For a more complete description of the reasons for changes in gross profit percentage, we refer you to the “Results of Operations” section of this Annual Report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (R&D percentage) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D spending to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage increased from 12.6% in fiscal 2003 to 12.7% in fiscal 2004 and decreased from 13.2% in fiscal 2002 to 12.6% in fiscal 2003.  For a more complete description of the reasons for changes in R&D percentage, refer to the “Results of Operations” section of this Annual Report.

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

RESULTS OF OPERATIONS—YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

Fiscal 2004 includes 53 weeks, whereas fiscal 2003 and fiscal 2002 included 52 weeks.

Consolidated Summary

	Year Ended September 30,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.1%	63.4%	59.4%
Gross profit	41.9%	36.6%	40.6%
Operating expenses:
Research and development	12.7%	12.6%	13.2%
In-process research and development	—	1.6%	—
Selling, general and administrative	23.2%	26.1%	23.2%
Restructuring, impairment and other charges (recoveries)	(0.7)%	8.6%	2.8%
Intangibles amortization	1.4%	1.3%	0.9%
Total operating expenses	36.6%	50.2%	40.1%
Income (loss) from operations	5.3%	(13.6)%	0.5%
Other income (expense):
Interest and dividend income	0.5%	1.3%	2.5%
Interest expense	(0.6)%	(1.0)%	(1.3)%
Foreign exchange gain (loss)	0.1%	(0.4)%	(0.2)%
Write-down of Lumenis investment	—	(2.5)%	(26.2)%
Other—net	0.2%	1.8%	0.0%
Total other income (expense), net	0.2%	(0.8)%	(25.2)%
Income (loss) from continuing operations before income taxes and minority interest	5.5%	(14.4)%	(24.7)%
Provision (benefit) for income taxes	2.1%	(1.8)%	(6.7)%
Income (loss) from continuing operations before minority interest	3.4%	(12.6)%	(18.0)%
Minority interest in subsidiaries’ (earnings) losses	0.0%	1.0%	(0.1)%
Net income (loss) from continuing operations	3.4%	(11.6)%	(18.1)%
Gain on disposal of Medical segment	0.1%	0.2%	0.5%
Net income (loss)	3.5%	(11.4)%	(17.6)%

Income from continuing operations for fiscal 2004 was $17.1 million ($0.56 per diluted share), including a recovery of $3.2 million on the sale of our Picometrix note receivable and a $1.2 million gain related to the sale of certain technology.

Loss from continuing operations for fiscal 2003 was $46.8 million ($1.59 per diluted share) including restructuring, impairment and other charges of $35.2 million, a $10.2 million impairment charge related to the write-down of our shares of Lumenis, a $6.3 million write-off of purchased in-process research and development (IPR&D) related to the acquisitions of PLI and 33.88% of Lambda Physik, a $5.6 million net of minority interest charge to reflect the establishment of a valuation allowance against Lambda Physik’s deferred tax assets and severance costs at Lambda Physik of $2.5 million ($2.2 million net of minority interest), partially offset by a settlement fee of $4.4 million ($3.4 million net of minority interest) received by Lambda Physik related to the cancellation of a customer contract dating back to the fourth quarter of fiscal 2001, gains of $2.1 million relating to refunds of prior year taxes and a gain of $1.5 million related to the sale of 5.2 million shares of Lumenis.  The fiscal 2003 restructuring, impairment and other charges of $35.2 million included a $14.8 million restructuring and impairment charge related to the termination of activities of our CTAG operating segment, impairment charges of $9.6 million relating to manufacturing facilities and equipment due to excess capacity and consolidation of operations, a $3.7 million allowance against our note receivable from Picometrix, a $3.1 million write-down of our Lincoln, California facility to estimated net realizable value at December 28, 2002, goodwill impairment of $2.4 million ($1.8 million net of minority interest) and $1.7 million of early lease termination costs relating to our operating lease for our facility in Santa Clara, California, partially offset by the recovery of $0.1 million in excess of estimated net realizable value for assets previously impaired and classified as held for sale.

During fiscal 2002, loss from continuing operations was $72.0 million ($2.50 per diluted share), including impairment charges of $115.3 million, a $3.0 million tax benefit related to a refund of prior year taxes, a gain on sale of real estate of $1.7 million, royalty revenue of $2.0 million ($1.5 million net of minority interest) and a non-recurring favorable inventory adjustment of $1.6 million ($1.2 million net of minority interest).  The fiscal 2002 impairment charges included a $104.2 million write-down of the value of the Lumenis stock we acquired as a result of the April 2001 sale of our Medical segment to Lumenis, as well as an $11.0 million charge for equipment impairment due to management’s decision to cease most of our activities related to the telecom passives component market.

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

	Year Ended September 30,
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

The consolidated gross profit rate decreased by 4.0% to 36.6% in fiscal 2003 from 40.6% in fiscal 2002.  The decrease in the gross profit rate was primarily due to changes in product mix with higher shipments of lower margin commercial solid state systems to the materials processing market in the Electro-Optics segment (1.6%) and lower shipments of higher margin industrial systems in the Lambda Physik segment (1.2%), higher manufacturing expenses as a percentage of sales in the Lambda Physik segment (0.6%) due to lower sales volumes, higher inventory valuation reserve requirements due to a lower forecasted outlook for the lithography business and higher warranty expenses in both segments.

Electro-Optics

The gross profit rate increased by 5.0% to 44.2% of net sales in fiscal 2004 from 39.2% in fiscal 2003.  The increase was primarily due to more effective leveraging of manufacturing overhead (2.7%) due to higher sales volumes and consolidation of manufacturing operations, more favorable manufacturing variances (0.9%) resulting from outsourcing the manufacture of certain components and the sale of previously written down inventories, favorable product mix (0.6%) with lower shipments of low margin OEM components products, higher average selling prices (ASPs) on scientific products and higher shipments of higher margin microelectronic products, partially offset by lower ASPs in the bioinstrumentation market and lower additional inventory provisions (0.6%).

The gross profit rate decreased by 2.6% to 39.2% in fiscal 2003 from 41.8% in fiscal 2002.  The decrease was primarily due to higher shipments of lower margin commercial CO2 gas laser systems to the materials processing market (1.9%) and higher warranty expenses due to new product introductions (1.1%), partially offset by more favorable manufacturing variances (0.5%) due to lower scrap and rework charges.

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

Operating Expenses

	Year Ended September 30,
	2004		2003		2002
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$62,705	12.7%	$51,025	12.6%	$52,401	13.2%
In-process research and development	—	—	6,338	1.6%	—	—
Selling, general and administrative	115,043	23.2%	106,147	26.1%	92,201	23.2%
Restructuring, impairment and other charges	(3,093)	(0.7)%	35,163	8.6%	11,015	2.8%
Intangibles amortization	6,698	1.4%	5,147	1.3%	3,427	0.9%
Total operating expenses	$181,353	36.6%	$203,820	50.2%	$159,044	40.1%

Research and development

Fiscal 2004 research and development (R&D) expenses increased $11.7 million, or 23%, from fiscal 2003 and increased to 12.7% from 12.6% of net sales.  The increase is primarily due to increased labor and material spending related to new projects in our Electro-Optics ($5.1 million) and Lambda Physik ($2.3 million) segments, the impact of the strengthening of the Euro against the U.S. dollar ($3.0 million) and the consolidation of Picometrix under FIN 46R ($1.3 million).  We anticipate R&D expenses to continue to be approximately 12% of net sales in fiscal 2005.

Fiscal 2003 R&D expenses decreased $1.4 million, or 3%, from fiscal 2002 and decreased to 12.6% from 13.2% of net sales.  The decrease is primarily due to the termination of our CTAG operations in the first quarter of fiscal 2003 ($4.4 million) and lower spending on projects in our Electro-Optics and Lambda Physik segments ($1.9 million), partially offset by the strengthening of the Euro against the U.S. dollar in our Lambda Physik segment ($3.3 million) and increased research and development activities related to individually addressable semiconductor laser bar products in our Electro-Optics segment ($1.1 million).  Fiscal 2003 and 2002 research and development expenses included $1.9 million and $6.3 million, respectively, for our CTAG operating segment, which was terminated in the first quarter of fiscal 2003.

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

Selling, general and administrative

Fiscal 2004 selling, general and administrative (SG&A) expenses increased by $8.9 million, or 8%, from fiscal 2003, but decreased as a percentage of net sales from 26.1% to 23.2%.  The dollar increase was primarily due to the strengthening of the Euro and Yen against the U.S. dollar ($2.8 million), higher consulting and depreciation expense related to our investments in information technology systems ($2.1 million), higher headcount related expenses ($1.4 million), higher facilities expenses due to building remodeling and consolidations ($1.4 million), higher legal, audit and tax consulting expenses ($1.1 million), higher sales commissions due to higher sales volumes ($0.9 million), the consolidation of Picometrix under FIN 46R ($0.8 million), higher marketing communications expenses ($0.5 million), partially offset by the fiscal 2003 severance costs in our Lambda Physik segment ($2.5 million).  We are focused on reducing SG&A as a percent of sales.  We anticipate SG&A expenses will be approximately 22% of net sales in fiscal 2005.

Fiscal 2003 selling, general and administrative expenses increased by $13.9 million, or 15%, from fiscal 2002, and increased as a percentage of net sales from 23.2% to 26.1%.  The increase was primarily due to higher charges from gains or losses on deferred compensation plan liabilities ($4.7 million), the acquisitions of Molectron and PLI ($4.1 million), the impact of the strengthening of the Euro against the U.S. dollar ($3.1 million), severance costs in our Lambda Physik segment ($2.5 million), our investments in information technology systems ($2.4 million), higher tax consulting and audit fees ($0.9 million) and increased sales commissions ($0.7 million) as a result of higher sales volumes, partially offset by the termination of our CTAG operations in the first quarter of fiscal 2003 ($2.1 million) and lower headcount related spending ($1.2 million).

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

Other income (expense)

Other income, net, was $1.2 million in fiscal 2004 compared to net expense of $3.2 million in fiscal 2003.  This change was primarily due to the fiscal 2003 $10.2 million other-than-temporary write-down of our investment in Lumenis common stock, $2.4 million more favorable foreign currency exchange net gains and a gain of $1.2 million in fiscal 2004 related to the sale of certain technology, partially offset by a $4.4 million settlement fee received by Lambda Physik relating to the cancellation of a customer contract in fiscal 2003, $2.8 million lower interest and dividend income due to lower interest rates and lower cash balances, a gain of $1.5 million in fiscal 2003 on our sale of Lumenis shares, and $0.5 million lower investment gains, net of expenses, associated with our deferred compensation plans.

Other expense, net, decreased by $97.1 million in fiscal 2003 to $3.2 million from $100.3 million in fiscal 2002.  The decrease was primarily due to $94.0 million lower write-downs of our investment in Lumenis; $4.7 million lower interest and dividend income due to lower interest rates and lower cash balances; $4.5 million higher investment gains, net of expenses, associated with our deferred compensation plans; and the gain on sale of real estate of $1.7 million in fiscal 2002, partially offset by a $4.4 million settlement fee received by Lambda Physik relating to the cancellation of a customer contract in fiscal 2003 and a gain of $1.5 million in fiscal 2003 on our sale of Lumenis shares.

Income taxes

The effective tax rate on income from continuing operations (before minority interest) for fiscal 2004 of 37.8% was higher than the statutory rate of 35.0% primarily due to fiscal 2004’s additional valuation allowance provision related to losses at Lambda Physik and higher state income taxes, net of federal taxes, partially offset by benefits from R&D tax credits, the benefit realized related to amounts previously written off related to our Scotland operations for which no benefit was originally recorded and the benefit from lower foreign tax rates.

The effective tax rate on loss from continuing operations (before minority interest) for fiscal 2003 of 12.6% differed from the statutory rate of 35.0% primarily due to: (1) valuation allowance provisions related to capital loss limitations with respect to losses recorded on the write-down of Lumenis stock and the impairment of the Lincoln, California facility; (2) valuation allowances recorded on deferred tax assets at Lambda Physik; and (3) the nondeductibility of IPR&D and goodwill impairment charges; partially offset by benefits from R&D tax credits and state income taxes, net of federal benefits.

The effective tax rate on loss from continuing operations (before minority interest) for fiscal 2002 of 27.1% differed from the statutory rate of 35.0% primarily due to valuation allowance provisions related to capital loss limitations with respect to losses recorded on the write-down of Lumenis stock, partially offset by state income taxes, net of federal benefits, a benefit from a refund of prior year taxes, a benefit from higher foreign taxes paid and benefits from R&D tax credits.

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

	Year Ended September 30,
	2004	2003	2002
	(in thousands)
Net cash provided by operating activities	$69,126	$21,332	$101,489
Sales of shares under employee stock plans	7,793	13,161	9,568
Capital expenditures	(46,634)	(25,678)	(39,930)
Acquisition of businesses, net of cash acquired	(2,737)	(94,880)	—
Net payments on debt borrowings	(14,399)	(34,295)	(17,812)

Net cash provided by operating activities increased by $47.8 million to $69.1 million for fiscal 2004 compared to net cash provided by operating activities of $21.3 million for fiscal 2003.  Net cash provided by operating activities decreased by $80.2 million to $21.3 million for fiscal 2003 compared to net cash provided by operating activities of $101.5 million for fiscal 2002.  The increase in cash provided by operating activities from fiscal 2003 to fiscal 2004 was primarily due to the reclassification of our short-term investments from trading securities to available-for-sale securities (resulting in a change in classification of net investments from the operating section to the investing section in the statement of cash flows) and income tax refunds received in fiscal 2004, partially offset by increased trade receivables.  The decrease in cash provided by operating activities from fiscal 2002 to fiscal 2003 was primarily due to higher fiscal 2003 loss from operations exclusive of non-cash charges and increased inventories.  We believe that our cash flow provided by operating activities will be adequate to cover our current working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities.  We continue to follow our strategy to further strengthen our financial position by primarily using available cash flow to fund operations and to reduce the amount of debt we have outstanding.

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

Changes in financial condition

Cash provided by operating activities in fiscal 2004 was $69.1 million, which included depreciation and amortization of $36.2 million, net income from continuing operations of $17.1 million, cash provided by operating assets and liabilities of $10.2 million and increases in net deferred tax assets of $6.0 million, partially offset by other items aggregating $0.4 million.

Cash used for investing activities in fiscal 2004 of $54.6 million included $46.6 million used to acquire property and equipment primarily due to the purchase of the Santa Clara, California facility, manufacturing equipment and investments in information technology, $24.5 million, net, used to purchase available-for-sale securities, $2.7 million used primarily to purchase additional shares of Lambda Physik and to buy-out the minority shareholders of Microlas and Optomech, $0.9 million used to pay premiums on life insurance and other of $2.9 million, partially offset by a $15.6 million decrease in restricted cash due to a Star note payment, $4.0 million received from the sale of the Picometrix note receivable, $3.0 million provided by proceeds from dispositions of property and equipment and $0.4 million in distributions received under deferred compensation plan arrangements.

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

Long-Lived Assets

We evaluate long-lived assets whenever events or changes in business circumstances or our planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate.  Reviews are performed to determine whether the carrying values of assets are impaired based on comparison to either the discounted expected future cash flows (in the case of goodwill) or to the undiscounted expected future cash flows (for all other long-lived assets).  If the comparison indicates that impairment exists, the impaired asset is written down to its fair value.  Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected discounted and undiscounted cash flows.

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

For our fiscal years ended September 30, 2004, 2003 and 2002, our research and development costs were $62.7 million (13%), $51.0 million (13%) and $52.4 million (13%), of net sales, respectively.  We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance.  Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Limitations on the Effectiveness of Controls

Management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.  Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that all misstatements due to error or fraud, if any, may occur and not be detected on a timely basis.  These inherent limitations include the possibility that judgments in decision-making can be faulty and that breakdowns can occur because of errors or mistakes.  Our disclosure controls and procedures can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Furthermore, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures

Scope of the Controls Evaluation

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

Conclusions

Based upon the evaluation of the effectiveness of our disclosure controls and procedures, our CEO and CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be included in our Exchange Act reports, including this Annual Report, is made known to management, including the CEO and CFO, on a timely basis.

In coming to the conclusion that our disclosure controls and procedures were effective as of October 2, 2004, Management considered, among other things, the control deficiency related to the accounting for our deferred compensation plan, which resulted in the need to restate our previously issued financial statements as disclosed in Note 20 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K/A.  After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 99 “Materiality,” Accounting Principles Board Opinion No. 28 “Interim Financial Reporting” paragraph 29 and SAB Topic 5-F “Accounting Changes Not Retroactively Applied Due to Immateriality” and taking into consideration that (i) the restatement corrections did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) the cumulative impact of the restatement corrections was not material to the financial statements of prior interim or annual periods; and (iii) we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the period discovered, would have been material to that period’s reported net income, management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  1. Index to Consolidated Financial Statements

The following Consolidated Financial Statements of Coherent, Inc. and its subsidiaries are filed as part of this report on Form 10-K/A:

2. Consolidated Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts

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

10.15*	Letter of Ernst & Young AG Wirtschaftsprüfungsgesellschaft. (Previously filed as exhibit 16.1 to Form 8-K filed on May 10, 2004)

10.16*	Change of Control Severance Plan, as amended and restated effective February 17, 2005 (Previously filed as Exhibit 10.14 to Form 10-K/A Amendment No. 3 for the year ended October 2, 2004).

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP

23.2	Consent of Independent Registered Public Accounting Firm-Ernst & Young AG Wirtschaftsprüfungsgesellschaft

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

‡                  Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 2005.

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

As discussed in Note 20, the accompanying consolidated financial statements for 2004, 2003 and 2002 have been restated.

/s/ DELOITTE & TOUCHE LLP

San Jose, California December 15, 2004 (May 16, 2005 as to the effects of the restatement discussed in Note 20)

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

November 5, 2003 Hanover, Germany

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2004	September 30, 2003
	(as restated, see Note 20)	(as restated, see Note 20)
ASSETS
Current assets:
Cash and cash equivalents	$87,659	$76,541
Restricted cash, cash equivalents and short-term investments	15,343	15,284
Short-term investments	83,075	58,407
Accounts receivable—net of allowances of $3,745 in 2004 and $4,151 in 2003	96,825	73,118
Inventories	104,698	100,147
Prepaid expenses and other assets	19,350	45,693
Deferred tax assets	43,222	29,792
Total current assets	450,172	398,982
Property and equipment, net	166,054	146,399
Restricted cash, cash equivalents and short-term investments	23,580	38,660
Goodwill	53,104	50,952
Intangible assets, net	35,454	40,327
Other assets	28,962	29,875
	$757,326	$705,195
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$13,700	$14,140
Accounts payable	17,648	17,632
Income taxes payable	9,603	1,361
Other current liabilities	63,578	67,980
Total current liabilities	104,529	101,113
Long-term obligations	14,215	27,911
Other long-term liabilities	49,128	29,008
Minority interest in subsidiaries	5,402	7,475
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01:
Authorized—500,000 shares Outstanding—30,392 shares in 2004 and 29,939 shares in 2003	302	298
Additional paid-in capital	308,236	299,378
Notes receivable from stock sales	(758)	(793)
Accumulated other comprehensive income	36,516	18,409
Retained earnings	239,756	222,396
Total stockholders’ equity	584,052	539,688
	$757,326	$705,195

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30,
	2004	2003	2002
	(as restated, see Note 20)	(as restated, see Note 20)	(as restated, see Note 20)

Net sales	$494,954	$406,235	$397,324
Cost of sales	287,551	257,644	236,177
Gross profit	207,403	148,591	161,147
Operating expenses:
Research and development	62,705	51,025	52,401
In-process research and development	—	6,338	—
Selling, general and administrative	115,043	106,147	92,201
Restructuring, impairment and other charges (recoveries)	(3,093)	35,163	11,015
Intangibles amortization	6,698	5,147	3,427
Total operating expenses	181,353	203,820	159,044
Income (loss) from operations	26,050	(55,229)	2,103
Other income (expense):
Interest and dividend income	2,525	5,371	10,058
Interest expense	(3,138)	(3,878)	(5,315)
Foreign exchange gain (loss)	590	(1,815)	(942)
Write-down of Lumenis investment	—	(10,212)	(104,237)
Other—net	1,224	7,357	150
Total other income (expense), net	1,201	(3,177)	(100,286)
Income (loss) from continuing operations before income taxes and minority interest	27,251	(58,406)	(98,183)
Provision (benefit) for income taxes	10,301	(7,377)	(26,628)
Income (loss) from continuing operations before minority interest	16,950	(51,029)	(71,555)
Minority interest in subsidiaries’ (earnings) losses	192	4,241	(427)
Income (loss) from continuing operations	17,142	(46,788)	(71,982)
Discontinued operations, net of income taxes (Note 3):
Gain on disposal of Medical segment	218	642	1,869
Net income (loss)	$17,360	$(46,146)	$(70,113)

Net income (loss) per basic share:
Income (loss) from continuing operations	$0.57	$(1.59)	$(2.50)
Income from discontinued operations, net of income taxes	0.01	0.02	0.06
Net income (loss)	$0.58	$(1.57)	$(2.44)

Net income (loss) per diluted share:
Income (loss) from continuing operations	$0.56	$(1.59)	$(2.50)
Income from discontinued operations, net of income taxes	0.01	0.02	0.06
Net income (loss)	$0.57	$(1.57)	$(2.44)

Shares used in computation:
Basic	30,179	29,448	28,786
Diluted	30,544	29,448	28,786

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended September 30, 2004, 2003 and 2002

(In thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Notes Rec. From Stock Sales	Retained Earnings	Accum. Other Comp. Income (Loss)	Total
Balances, October 1, 2001 (as previously reported)	28,426	$283	$270,873	$(861)	$341,425	$(13,425)	$598,295
Prior period adjustment (see Note 20)	—	—	—	—	(2,770)	—	(2,770)
Balances, October 1, 2001 (as restated, see Note 20)	28,426	$283	$270,873	$(861)	$338,655	$(13,425)	$595,525
Components of comprehensive loss:
Net loss (as restated, see Note 20)	—	—	—	—	(70,113)	—	(70,113)
Translation adjustment, net of tax	—	—	—	—	—	5,352	5,352
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	10,718	10,718
Net loss on derivative instruments, net of tax	—	—	—	—	—	(285)	(285)
Total comprehensive loss (as restated, see Note 20)							(54,328)
Issuance of common stock for repayment of acquisition obligation	59	1	1,251	—	—	—	1,252
Sales of shares under Employee Stock Option Plan	318	3	5,170	(1,250)	—	—	3,923
Productivity Incentive Plan distributions	3	—	98	—	—	—	98
Sales of shares under Employee Stock Purchase Plan	236	2	5,643	—	—	—	5,645
Tax benefit of Employee Stock Option Plan	—	—	1,147	—	—	—	1,147
Collection of notes receivable	—	—	—	66	—	—	66
Balances, September 30, 2002 (as restated, see Note 20)	29,042	289	284,182	(2,045)	268,542	2,360	553,328
Components of comprehensive loss:
Net loss (as restated, see Note 20)	—	—	—	—	(46,146)	—	(46,146)
Translation adjustment, net of tax	—	—	—	—	—	16,719	16,719
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	(780)	(780)
Net gain on derivative instruments, net of tax	—	—	—	—	—	110	110
Total comprehensive loss (as restated, see Note 20)							(30,097)
Issuance of stock options in exchange for services	—	—	43	—	—	—	43
Sales of shares under Employee Stock Option Plan	618	6	9,042	—	—	—	9,048
Productivity Incentive Plan distributions	6	—	123	—	—	—	123
Sales of shares under Employee Stock Purchase Plan	273	3	4,110	—	—	—	4,113
Tax benefit of Employee Stock Option Plan	—	—	1,878	—	—	—	1,878
Collection of notes receivable	—	—	—	1,252	—	—	1,252
Balances, September 30, 2003 (as restated, see Note 20)	29,939	298	299,378	(793)	222,396	18,409	539,688
Components of comprehensive income:
Net income (as restated, see Note 20)	—	—	—	—	17,360	—	17,360
Translation adjustment, net of tax	—	—	—	—	—	17,987	17,987
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	114	114
Net gain on derivative instruments, net of tax	—	—	—	—	—	6	6
Total comprehensive income (as restated, see Note 20)							35,467
Issuance of stock options in exchange for services	—	—	26	—	—	—	26
Sales of shares under Employee Stock Option Plan	253	2	3,858	—	—	—	3,860
Sales of shares under Employee Stock Purchase Plan	200	2	3,931	—	—	—	3,933
Tax benefit of Employee Stock Option Plan	—	—	1,043	—	—	—	1,043
Collection of notes receivable	—	—	—	35	—	—	35
Balances, September 30, 2004 (as restated, see Note 20)	30,392	$302	$308,236	$(758)	$239,756	$36,516	$584,052

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2004	2003	2002
	(as restated, see Note 20)	(as restated, see Note 20)	(as restated, see Note 20)
Cash flows from continuing operating activities:
Income (loss) from continuing operations	$17,142	$(46,788)	$(71,982)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Purchased in-process research and development	—	6,338	—
Purchases of short-term trading investments	—	(210,242)	(155,556)
Proceeds from sales of short-term trading investments	—	178,241	192,030
Write-down of Lumenis investment	—	10,212	104,237
Gain on sale of Lumenis investment	(94)	(1,481)	—
Non-cash restructuring, impairment and other charges (recoveries)	(3,093)	26,800	11,015
Depreciation and amortization	29,539	29,002	24,078
Intangibles amortization	6,698	5,147	3,427
Issuance of common stock under Productivity Incentive Plan	—	123	98
Deferred income taxes	6,017	2,775	(29,742)
Minority interest in subsidiaries’ earnings (losses)	(192)	(4,241)	427
Dividends paid to minority stockholders	—	(265)	(186)
Equity in loss of joint ventures	2,817	1,927	1,284
Other non-cash expense	81	43	—
Changes in assets and liabilities:
Accounts receivable	(21,703)	11,835	15,334
Inventories	(190)	4,866	24,529
Prepaid expenses and other assets	5,791	87	1,365
Other assets	(470)	(2,155)	1,787
Accounts payable	(605)	1,112	(8,330)
Income taxes payable/receivable	29,272	1,224	(2,971)
Other current liabilities	(2,949)	3,508	(7,882)
Other long-term liabilities	1,065	3,264	(1,473)
Net cash provided by continuing operating activities	69,126	21,332	101,489

Cash flows from continuing investing activities:
Purchases of property and equipment	(46,634)	(25,678)	(39,930)
Proceeds from dispositions of property and equipment	2,964	12,732	5,002
Purchases of available-for-sale securities	(347,559)	(178,071)	—
Proceeds from sales and maturities of available-for-sale securities	323,100	275,835	—
Issuance of note receivable from Picometrix	—	—	(6,000)
Proceeds from sale of note receivable from Picometrix	4,000	—	—
Acquisition of businesses and minority interest, net of cash acquired	(2,737)	(94,880)	—
Change in restricted cash, cash equivalents and short-term investments	15,648	(53,506)	—
Premiums paid for life insurance	(944)	(1,018)	(1,434)
Distributions from deferred compensation plan arrangements	408	119	—
Investment in joint venture	(3,000)	—	—
Other-net	90	1,909	718
Net cash used in continuing investing activities	(54,664)	(62,558)	(41,644)

	Year Ended September 30,
	2004	2003	2002
	(as restated, see Note 20)	(as restated, see Note 20)	(as restated, see Note 20)
Cash flows from continuing financing activities:
Long-term debt borrowings	$4	$363	$1,361
Long-term debt repayments	(13,875)	(17,990)	(11,022)
Short-term borrowings	—	711	7,048
Short-term repayments	—	(16,822)	(14,708)
Cash overdrafts increase (decrease)	1,748	(232)	(408)
Repayments of capital lease obligations	(528)	(557)	(491)
Issuance of common stock under employee stock option and purchase plans	7,793	13,161	9,568
Collection of notes receivable from stock sales	35	1,252	66
Net cash used in continuing financing activities	(4,823)	(20,114)	(8,586)
Net cash provided by discontinued operating activities	218	—	—
Effect of exchange rate changes on cash and cash equivalents	1,261	6,863	2,350
Net increase (decrease) in cash and cash equivalents	11,118	(54,477)	53,609
Cash and cash equivalents, beginning of year	76,541	131,018	77,409
Cash and cash equivalents, end of year	$87,659	$76,541	$131,018

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,469	$4,280	$5,455
Income taxes	$7,172	$11,194	$17,942
Cash received during the year for:
Income taxes	$31,329	$10,800	$14,886

Noncash investing and financing activities:
Tax benefit from stock option exercises	$1,043	$1,878	$1,147
Issuance of notes related to sale of common stock	$—	$—	$1,250
Repayment of acquisition obligation through issuance of common stock	$—	$—	$1,252

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

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  Short-term investments are comprised of available-for-sale securities, which are carried at fair value.  Other non-current assets include trading securities related to our deferred compensation plans, which are carried at fair value.  The recorded carrying amount of our long-term obligations approximates fair value except for the notes used to finance our acquisition of Star Medical (Star notes), which had a carrying value of $25.3 million and a fair value of $26.9 million at September 30, 2004.  The estimated fair value of our long-term debt was determined by calculating the future value of payments based on current market interest rates available to us.  Foreign exchange contracts are stated at fair value based on prevailing financial market information.

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

Long-lived Assets

We account for long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).  Accordingly, we evaluate the carrying value of long-lived assets, including intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate.  Reviews are performed to determine whether the carrying values of long-lived assets are impaired based on comparison to the undiscounted expected future net cash flows.  If the comparison indicates that impairment exists, long-lived assets that are classified as held and used are written down to their respective fair values and long-lived assets classified as held for sale are written down to their respective fair values less costs to sell.  Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows.  See Note 4 for a discussion of impairment charges recorded during fiscal 2004, 2003 and 2002.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (see Note 7).  Under SFAS 142, material amounts of goodwill attributable to each of our reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value.  Fair value is determined using a discounted cash flow methodology.  Absent any impairment indicators, we perform our annual impairment tests during the fourth quarter of each fiscal year.

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

Where we are contracted to develop a specified product for a customer and expect that the funding will exceed the costs of development, we record the funding as revenues and the associated development efforts as costs of revenues.  For such arrangements, costs are expensed as incurred and revenues are recognized as services are performed.

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

For foreign currency forward contracts under SFAS 133, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates.  For foreign currency option contracts under SFAS 133, hedge effectiveness is asserted when the critical elements representing the total changes in the option’s cash flows continue to match the related elements of the hedged forecasted transaction.  Should discrepancies arise, effectiveness is measured by comparing the change in option value and the change in value of a hypothetical derivative mirroring the critical elements of the forecasted transaction.

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

	Employee Stock Option Plans			Employee Stock Purchase Plans
	Year Ended September 30,			Year Ended September 30,
	2004	2003	2002	2004	2003	2002
Expected life in years	4.4	4.5	4.4	0.5	0.5	0.5
Expected volatility	70.9%	73.9%	79.0%	43.5%	50.7%	58.5%
Risk-free interest rate	3.3%	2.7%	4.4%	1.4%	1.3%	2.5%
Expected dividends	none	none	none	none	none	none

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

Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.  The following table illustrates the effect on our net income (loss) and net income (loss) per share had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Year Ended September 30,
	2004	2003	2002
Net income (loss), as reported	$17,360	$(46,146)	$(70,113)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	14,440	17,637	19,034
Pro forma net income (loss)	$2,920	$(63,783)	$(89,147)

Earnings (loss) per share
Basic-as reported	$0.58	$(1.57)	$(2.44)
Basic-pro forma	$0.10	$(2.17)	$(3.10)

Diluted-as reported	$0.57	$(1.57)	$(2.44)
Diluted-pro forma	$0.10	$(2.17)	$(3.10)

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

	Year Ended September 30,
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

	Year Ended September 30,
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

	Year Ended September 30,
	2004	2003
Reduction in carrying value of minority interest acquired	$1,077	$48,975
Tangible assets	90	1,869
In-process research and development (IPR&D)	—	1,908
Adjustment to existing goodwill of Lambda Physik	(174)	(7,337)
Goodwill	691	—
Intangible assets:
Existing technology	122	2,275
Trade name	59	1,107
Backlog	14	585
Customer base	5	187
Patents	2	95
Total	$1,886	$49,664

Pro forma results of operations, had the minority acquisition taken place at the beginning of fiscal 2003, would have resulted in a net loss of $51.2 million and a net loss per basic and diluted share of $1.74 for fiscal 2003.  If the acquisition took place at the beginning of fiscal 2002, pro forma results of operations would have resulted in a net loss of $71.5 million and a net loss per basic and diluted share of $2.48 for fiscal 2002.

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

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents.  Marketable short-term investments in debt and equity securities are also classified and accounted for as available-for-sale securities and are valued based on quoted market prices.  Investments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of OCI in stockholders’ equity until realized.  Interest and amortization of premiums and discounts for debt securities are included in interest income.  Gains and losses on securities sold are determined based on the specific identification method and are included in other income (expense).

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

Other assets consist of the following (in thousands):

	September 30,
	2004	2003
Assets related to deferred compensation arrangements	$17,095	$15,009
Deferred tax assets	6,644	9,720
Other assets	5,223	4,183
Assets held for investment	—	963
Total other assets	$28,962	$29,875

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

14.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss) related to derivatives, net of tax, held by us are as follows (in thousands):

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

15.       OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Year Ended September 30,
	2004	2003	2002
Sublease income, net of expenses	$681	$980	$2,646
Net gain (loss) on sale of assets	291	(3)	1,665
Equity in loss of joint ventures	(2,817)	(1,927)	(1,284)
Gain (loss) on investments, net	1,213	3,105	(3,741)
Customer contract settlement fee	—	4,400	—
Other—net	1,856	802	864
Other income (expense), net	$1,224	$7,357	$150

16.       INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations before minority interest consists of the following (in thousands):

	Year Ended September 30,
	2004	2003	2002
Currently payable:
Federal	$(6,230)	$(19,646)	$(1,335)
State	—	1,024	—
Foreign	10,806	7,544	2,821
	4,576	(11,078)	1,486
Deferred:
Federal	11,396	6,488	(27,609)
State	(629)	(5,371)	(2,185)
Foreign	(5,042)	2,584	1,680
	5,725	3,701	(28,114)
Provision (benefit) for income taxes	$10,301	$(7,377)	$(26,628)

The components of income (loss) from continuing operations before income taxes and minority interest consist of (in thousands):

	Year Ended September 30,
	2004	2003	2002
United States	$29,870	$(51,936)	$(106,995)
Foreign	(2,619)	(6,470)	8,812
Income (loss) from continuing operations before income taxes and minority interest	$27,251	$(58,406)	$(98,183)

The reconciliation of the statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective rate is as follows:

	Year Ended September 30,
	2004	2003	2002
Federal statutory tax rate	35.0%	(35.0)%	(35.0)%
Valuation allowance	10.7	25.3	16.9
Foreign tax rates in excess of U.S. rates, net	(1.0)	0.3	(2.7)
State income taxes, net of federal income tax benefit	3.3	(2.7)	(4.1)
Research and development credit	(9.1)	(7.8)	(2.3)
In-process research and development	—	4.0	—
Impairment charge with no tax benefit	—	3.7	—
Income tax refunds from prior years	—	—	(3.0)
Other	(1.1)	(0.4)	3.1
Provision for income taxes	37.8%	(12.6)%	(27.1)%

The significant components of deferred tax assets and liabilities were (in thousands):

	September 30,
	2004	2003
Deferred tax assets:
Reserves and accruals not currently deductible	$25,140	$18,180
Operating loss carryforwards and tax credits	25,780	47,950
Capital loss carryforwards	22,031	15,525
Asset impairment	7,400	2,936
Intercompany profit	2,505	2,921
Deferred service revenue	1,220	1,181
Depreciation and amortization	7,669	4,731
Inventory capitalization	2,094	2,384
Other	311	1,328
	94,150	97,136
Valuation allowance	(33,086)	(31,143)
	61,064	65,993
Deferred tax liabilities:
Gain on issuance of stock by subsidiary	22,059	22,059
Depreciation and amortization	—	5,653
Accumulated translation adjustment	1,906	4,998
Other	9,137	2,951
	33,102	35,661
Total deferred tax assets and liabilities	$27,962	$30,332

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

The net deferred tax asset is classified on the consolidated balance sheets as follows (in thousands):

	September 30,
	2004	2003
Current deferred income tax assets	$43,222	$29,792
Current deferred income tax liabilities	(681)	(3,212)
Non-current deferred income tax assets	6,644	9,720
Non-current deferred income tax liabilities	(21,223)	(5,968)
Net deferred tax assets	$27,962	$30,332

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Year Ended September 30,
	2004	2003	2002
Weighted average shares outstanding—Basic	30,179	29,448	28,786
Effect of dilutive securities:
Common stock options	343	—	—
Employee stock purchase plan	22	—	—
Weighted average shares outstanding—Diluted	30,544	29,448	28,786

Income (loss) from continuing operations for basic and diluted earnings per share computation	$17,360	$(46,146)	$(70,113)

Income (loss) from continuing operations per share—basic	$0.57	$(1.59)	$(2.50)
Income (loss) from continuing operations per share—diluted	$0.56	$(1.59)	$(2.50)

A total of 3,444,000, 3,580,000, and 2,830,000 anti-dilutive weighted shares have been excluded from the dilutive share calculation at September 30, 2004, 2003 and 2002, respectively.

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

Our Chief Executive Officer and Chief Financial Officer have been identified as the chief operating decision makers (CODMs) for SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) purposes as they assess the performance of the business units and decide how to allocate resources to the business units.  Pretax income from continuing operations is the measure of profit and loss that our CODMs use to assess performance and make decisions.  Pretax income from continuing operations represents the sales less the cost of sales and direct operating expenses incurred within the operating segments.  In addition, our corporate expenses, except for depreciation of corporate assets and general legal expenses, are allocated to the operating segments and are included in the results below.  Corporate expenses not allocated to the groups (impairment of corporate assets, depreciation of corporate assets and general legal expenses) are included in Corporate and Other in the reconciliation of operating results.  Furthermore, the write-downs of our Lumenis investment, interest expense, interest income, gains and losses on our deferred compensation plan assets and the gain on the sale of real estate are included in Corporate and Other in the reconciliation of operating results.

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

Reportable Segments

Information on reportable segments as of, and for the years ended September 30, 2004, 2003 and 2002, are as follows (in thousands):

2004	Electro- Optics	Lambda Physik	Corporate and Other	Total
Net sales	$409,293	$85,661	$—	$494,954
Intersegment net sales	162	1,944	—	2,106
Gross profit	180,974	26,429	—	207,403
Research & development	44,179	18,526	—	62,705
Selling, general & administrative	96,107	17,422	1,514	115,043
Restructuring, impairment and other charges	(3,093)	—	—	(3,093)
Intangibles amortization	4,469	2,229	—	6,698
Total operating expenses	141,662	38,177	1,514	181,353
Income (loss) from continuing operations before income taxes, including tax-effected minority interest	40,603	(13,796)	636	27,443
Depreciation & amortization	21,598	7,367	574	29,539
Capital expenditures	15,955	2,170	28,509	46,634
Accounts receivable	77,813	19,012	—	96,825
Inventories	68,467	36,231	—	104,698
Property & equipment, net	99,980	26,696	39,378	166,054

2003	Electro- Optics	Lambda Physik	Corporate and Other	Total
Net sales	$324,308	$81,927	$—	$406,235
Intersegment net sales	226	1,658	—	1,884
Gross profit	127,122	21,469	—	148,591
Research & development	37,036	13,989	—	51,025
In-process research and development	4,430	1,908	—	6,338
Selling, general & administrative)	82,870	19,946	3,331	106,147
Restructuring, impairment and other charges	31,112	2,358	1,693	35,163
Intangibles amortization	3,837	1,310	—	5,147
Total operating expenses	159,285	39,511	5,024	203,820
Income (loss) from continuing operations before income taxes, including tax-effected minority interest	(32,019)	(11,450)	(10,696)	(54,165)
Depreciation & amortization	18,752	6,416	3,834	29,002
Capital expenditures	15,582	4,306	5,790	25,678
Accounts receivable	57,035	16,083	—	73,118
Inventories	59,777	40,370	—	100,147
Property & equipment, net	101,344	29,656	15,399	146,399

2002	Electro- Optics	Lambda Physik	Corporate and Other	Total
Net sales	$307,622	$89,702	—	$397,324
Intersegment net sales	193	1,184	—	1,377
Gross profit	128,534	32,877	$(264)	161,147
Research & development	39,588	12,813	—	52,401
Selling, general & administrative	71,779	18,165	2,257	92,201
Restructuring, impairment and other charges	11,015	—	—	11,015
Intangibles amortization	2,251	1,176	—	3,427
Total operating expenses	124,633	32,154	2,257	159,044
Income (loss) from continuing operations before income taxes, including tax-effected minority interest	3,851	(900)	(101,561)	(98,610)
Depreciation & amortization	18,117	7,003	2,385	27,505
Capital expenditures	30,120	4,008	5,802	39,930
Accounts receivable	57,033	19,445	—	76,478
Inventories	52,796	36,422	—	89,218
Property & equipment, net	130,841	27,782	13,378	172,001

Geographic Information

Our foreign operations consist primarily of sales offices and manufacturing facilities in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the last three years ended September 30, 2004 is based on the location of the end customer.  Geographic long-lived asset information presented below is based on the physical location of the assets at the end of each year.

Sales to unaffiliated customers are as follows (in thousands):

	Year Ended September 30,
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

Long-lived assets, which include all non-current assets other than goodwill, intangibles and deferred taxes, by geographic region are as follows (in thousands):

	September 30,
LONG-LIVED ASSETS	2004	2003	2002
United States	$148,270	$135,651	$136,448
Germany	40,957	44,231	31,462
Europe, other	21,207	23,601	28,802
Asia-Pacific	1,517	1,730	1,866
Total long-lived assets	$211,951	$205,213	$198,578

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

20.       RESTATEMENT

Subsequent to the issuance of our consolidated financial statements for the year ended September 30, 2004, we identified errors in the accounting for our deferred compensation plans.

In 1999, we amended our non-qualified deferred compensation plan (Plan) and introduced a new investment structure whereby the then existing and future contributions to the Plan were funded in Company-owned life insurance contracts.  Since the change in investment structure to Company-owned life insurance contracts, we accounted for the Plan by recording the participants’ balances as a liability equal to the obligation to the participants and the related asset investments in the equivalent amount.  As a result of a review of the accounting for the Plan in connection with a change to a new third-party administrator, we determined that the asset investments should have been recorded at the cash surrender value of the insurance contracts.  Further, life insurance premiums loads, policy fees, and cost of insurance that were paid from the asset investments and gains and losses from the asset investments for this and one other deferred compensation plan should have been recorded as components of other income or expenses; and increases in the obligation to the participants should have been recorded as operating expenses.

As a result, the accompanying consolidated financial statements for the years ended September 30, 2004, 2003 and 2002 have been restated from the amounts previously reported to correct these errors.  The cumulative effect of our restatement for periods prior to Fiscal 2002 was $2.8 million and has been recorded as a decrease to retained earnings as of October 1, 2001.  In addition, the Notes to Consolidated Financial Statements have been restated to reflect the restatement adjustments.

The following is a summary of the significant effects of the restatement:

	As of September 30,
	2004			2003
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in thousands)
Consolidated Balance Sheet Data
Other assets	$33,491	$(4,529)	$28,962	$34,045	$(4,170)	$29,875
Total assets	761,855	(4,529)	757,326	709,365	(4,170)	705,195
Retained earnings	244,285	(4,529)	239,756	226,566	(4,170)	222,396
Total stockholders’ equity	588,581	(4,529)	584,052	543,858	(4,170)	539,688
Total liabilities and stockholders’ equity	761,855	(4,529)	757,326	709,365	(4,170)	705,195

	For the Year Ended September 30,
	2004			2003			2002
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data)
Consolidated Statements of Operations Data
Cost of sales	$287,395	$156	$287,551	$257,467	$177	$257,644	$236,318	$(141)	$236,177
Gross profit	207,559	(156)	207,403	148,768	(177)	148,591	161,006	141	161,147
Research and development	62,476	229	62,705	50,751	274	51,025	52,613	(212)	52,401
Selling, general and administrative	113,301	1,742	115,043	103,929	2,218	106,147	94,114	(1,913)	92,201
Total operating expense	179,382	1,971	181,353	201,328	2,492	203,820	161,169	(2,125)	159,044
Income (loss) from operations	28,177	(2,127)	26,050	(52,560)	(2,669)	(55,229)	(163)	2,266	2,103
Other-net	45	1,179	1,224	5,680	1,677	7,357	3,017	(2,867)	150
Total other income (expense), net	22	1,179	1,201	(4,854)	1,677	(3,177)	(97,419)	(2,867)	(100,286)
Income (loss) from continuing operations before income taxes and minority interest	28,199	(948)	27,251	(57,414)	(992)	(58,406)	(97,582)	(601)	(98,183)
Provision (benefit) for income taxes	10,890	(589)	10,301	(6,640)	(737)	(7,377)	(27,172)	544	(26,628)
Income (loss) from continuing operations before minority interest	17,309	(359)	16,950	(50,774)	(255)	(51,029)	(70,410)	(1,145)	(71,555)
Income (loss) from continuing operations	17,501	(359)	17,142	(46,533)	(255)	(46,788)	(70,837)	(1,145)	(71,982)
Net income (loss)	17,719	(359)	17,360	(45,891)	(255)	(46,146)	(68,968)	(1,145)	(70,113)

Net Income (Loss) Per Share
Basic:
Income (loss) from continuing operations	$0.58	$(0.01)	$0.57	$(1.58)	$(0.01)	$(1.59)	$(2.46)	$(0.04)	$(2.50)
Net income (loss)	$0.59	$(0.01)	$0.58	$(1.56)	$(0.01)	$(1.57)	$(2.40)	$(0.04)	$(2.44)

Diluted:
Income (loss) from continuing operations	$0.57	$(0.01)	$0.56	$(1.58)	$(0.01)	$(1.59)	$(2.46)	$(0.04)	$(2.50)
Net income (loss)	$0.58	$(0.01)	$0.57	$(1.56)	$(0.01)	$(1.57)	$(2.40)	$(0.04)	$(2.44)

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended September 30, 2004, 2003 and 2002 are as follows (in thousands, except per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	(previously reported)		(previously reported)		(previously reported)		(previously reported)
YEAR ENDED SEPTEMBER 30, 2004:
Net sales	$107,951		$125,808		$127,951	(1)	$133,244	(1)
Gross profit	41,434		51,573		54,987		59,565
Net income (loss)	(306)		3,103		5,154	(2)	9,768	(3)
Net income (loss) per basic share	$(0.01)		$0.10		$0.17		$0.32
Net income (loss) per diluted share	$(0.01)		$0.10		$0.17		$0.32

YEAR ENDED SEPTEMBER 30, 2003:
Net sales	$102,030		$103,512		$99,174		$101,519
Gross profit	40,443		40,991		36,949		30,385	(7)
Net income (loss)	(20,483	)(4)	1,927	(5)	(2,286	)(6)	(25,049	)(8)
Net income (loss) per basic share	$(0.70)		$0.07		$(0.08)		$(0.84)
Net income (loss) per diluted share	$(0.70)		$0.07		$(0.08)		$(0.84)

YEAR ENDED SEPTEMBER 30, 2002:
Net sales	$96,619		$98,649		$95,932		$106,124	(13)
Gross profit	42,020	(9)	39,992		38,509		40,485	(14)
Net income (loss)	2,730	(10)	3,007	(11)	(81,130	)(12)	6,425	(15)
Net income (loss) per basic share	$0.10		$0.10		$(2.81)		$0.22
Net income (loss) per diluted share	$0.09		$0.10		$(2.81)		$0.22

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	(as restated)		(as restated)		(as restated)		(as restated)
YEAR ENDED SEPTEMBER 30, 2004:
Net sales	$107,951		$125,808		$127,951	(1)	$133,244	(1)
Gross profit	41,301		51,539		54,979		59,584
Net income	224		3,012		4,744	(2)	9,380	(3)
Net income per basic share	$0.01		$0.10		$0.16		$0.31
Net income per diluted share	$0.01		$0.10		$0.15		$0.31

YEAR ENDED SEPTEMBER 30, 2003:
Net sales	$102,030		$103,512		$99,174		$101,519
Gross profit	40,384		41,027		36,826		30,354	(7)
Net income (loss)	(20,459	)(4)	1,709	(5)	(2,218	)(6)	(25,178	)(8)
Net income (loss) per basic share	$(0.70)		$0.06		$(0.08)		$(0.84)
Net income (loss) per diluted share	$(0.70)		$0.06		$(0.08)		$(0.84)

YEAR ENDED SEPTEMBER 30, 2002:
Net sales	$96,619		$98,649		$95,932		$106,124	(13)
Gross profit	41,923	(9)	39,994		38,619		40,611	(14)
Net income (loss)	2,368	(10)	3,054	(11)	(81,392	)(12)	5,857	(15)
Net income (loss) per basic share	$0.08		$0.11		$(2.81)		$0.20
Net income (loss) per diluted share	$0.08		$0.10		$(2.81)		$0.20

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