Form 10-Q/A
period 2005-01-01
COHERENT INC
filed 2005-05-17
CIK 21510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2005, which was filed with the Securities and Exchange Commission (SEC) on February 9, 2005 (the “Original Filing”).  We are filing this Amendment No. 1 to reflect restatements of our condensed consolidated balance sheet at January 1, 2005; our condensed consolidated statements of operations and cash flows for the three months ended January 1, 2005 and December 27, 2003.  For a more detailed description of the restatement, see “Restatement” in Note 15 of the Notes to Condensed Consolidated Financial Statements.

This Form 10-Q/A amends and restates “Item 1. Financial Statements” “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Item 4. “Controls and Procedures” of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement.  Pursuant to the rules of the SEC, we have included currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications of our principal executive officer and our principal financial officer are attached to this form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the amended information described above, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date.  Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

We have filed, as Amendment No. 4 to our Annual Report on Form 10-K for the fiscal year ended October 2, 2004, an Annual Report on Form 10-K/A to reflect the restatements of our consolidated balance sheets at October 2, 2004 and September 27, 2003, and our consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended October 2, 2004, September 27, 2003, and September 28, 2002, and the related notes thereto.

COHERENT, INC.

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	January 1, 2005	December 27, 2003
	(as restated, see Note 15)	(as restated, see Note 15)

Net sales	$126,022	$107,951
Cost of sales	74,486	66,650
Gross profit	51,536	41,301
Operating expenses:
Research and development	14,301	15,117
Selling, general and administrative	28,371	27,451
Restructuring, impairment and other charges	300	237
Intangibles amortization	1,493	1,929
Total operating expenses	44,465	44,734
Income (loss) from operations	7,071	(3,433)
Other income (expense):
Interest and dividend income	967	720
Interest expense	(887)	(848)
Foreign exchange gain (loss)	(69)	397
Other—net	896	1,996
Total other income (expense), net	907	2,265
Income (loss) before income taxes and minority interest	7,978	(1,168)
Provision (benefit) for income taxes	2,770	(1,059)
Income (loss) before minority interest	5,208	(109)
Minority interest in subsidiaries’ losses, net of taxes	180	333
Net income	$5,388	$224

Net income per share:
Basic	$0.18	$0.01
Diluted	$0.17	$0.01

Shares used in computation:
Basic	30,482	30,001
Diluted	30,867	30,333

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	January 1, 2005	October 2, 2004
	(as restated, see Note 15)

ASSETS
Current assets:
Cash and cash equivalents	$105,249	$87,659
Restricted cash, cash equivalents and short-term investments	15,336	15,343
Short-term investments	89,688	83,075
Accounts receivable—net of allowances of $4,127 and $3,745, respectively	86,694	96,825
Inventories	109,688	104,698
Prepaid expenses and other assets	16,313	19,350
Deferred tax assets	37,304	43,222
Total current assets	460,272	450,172
Property and equipment, net	168,107	166,054
Restricted cash, cash equivalents and short-term investments	28,271	23,580
Goodwill	55,279	53,104
Intangible assets, net	34,963	35,454
Other assets	31,909	28,962
	$778,801	$757,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$13,409	$13,700
Accounts payable	20,220	17,648
Income taxes payable	7,123	9,603
Other current liabilities	58,948	63,578
Total current liabilities	99,700	104,529
Long-term obligations	14,149	14,215
Other long-term liabilities	50,579	49,128
Minority interest in subsidiaries	5,222	5,402
Commitments and contingencies (Note 11)
Stockholder’s equity:
Common stock, par value $.01:
Authorized—500,000 shares
Outstanding—30,570 shares and 30,392 shares, respectively	304	302
Additional paid-in capital	312,067	308,236
Notes receivable from stock sales	(723)	(758)
Accumulated other comprehensive income	52,359	36,516
Retained earnings	245,144	239,756
Total stockholders’ equity	609,151	584,052
	$778,801	$757,326

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	January 1, 2005	December 27, 2003
	(as restated, see Note 15)	(as restated, see Note 15)
Cash flows from operating activities:
Net income	$5,388	$224
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash restructuring, impairment and other charges	300	—
Gain on sale of Lumenis common stock		(94)
Depreciation and amortization	7,310	6,859
Intangible assets amortization	1,493	1,929
Deferred income taxes	2,816	1,507
Other	684	170
Changes in operating assets and liabilities:
Accounts receivable	14,042	1,105
Inventories	(2,163)	1,167
Prepaid expenses and other assets	1,947	601
Other assets	(1,642)	(1,527)
Accounts payable	1,969	(1,447)
Income taxes payable	(638)	20,080
Other current liabilities	(4,088)	(6,718)
Other long-term liabilities	2,872	1,414
Net cash provided by operating activities	30,290	25,270
Cash flows from investing activities:
(Increase) decrease in restricted cash, cash equivalents and short-term investments	(3,718)	624
Purchases of property and equipment	(4,283)	(27,630)
Proceeds from dispositions of property and equipment and assets held for sale	—	534
Acquisition of businesses and minority interests, net of cash acquired	—	(1,503)
Purchases of available-for-sale securities	(87,488)	(84,940)
Proceeds from sales and maturities of available-for-sale securities	80,875	95,440
Premiums paid for life insurance	(651)	(324)
Other – net	(603)	227
Net cash used in investing activities	(15,868)	(17,572)
Cash flows from financing activities:
Long-term debt payments	(542)	(493)
Cash overdrafts decrease	(2,060)	(303)
Sales of shares under employee stock plans	3,584	2,317
Collection of notes receivable from stock sales	35	—
Net cash provided by financing activities	1,017	1,521

Effect of exchange rate changes on cash and cash equivalents	2,151	2,283
Net increase in cash and cash equivalents	17,590	11,502
Cash and cash equivalents, beginning of period	87,659	76,541
Cash and cash equivalents, end of period	$105,249	$88,043

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$1,104	$1,494
Income taxes	$2,481	$3,184
Cash received during the quarter for:
Income taxes	$1,605	$25,312
Noncash investing and financing activities:
Tax benefit from stock option exercises	$225	$78

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  These interim condensed consolidated financial statements and notes should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended October 2, 2004, as amended.  All adjustments necessary for a fair presentation have been made and include all normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

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

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (SFAS 148) amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 123 requires the disclosure of pro forma net income and earnings per share as if we had adopted the fair value method.  Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards.  These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  For purposes of estimating the effect of SFAS 123 on our net income the fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Three Months Ended		Three Months Ended
	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
Expected life in years	3.9	4.4	0.5	0.5
Expected volatility	50.7%	73.8%	38.9%	45.0%
Risk-free interest rate	3.5%	3.1%	2.0%	1.3%
Expected dividends	none	none	none	none

Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.  During the periods presented, we recorded no compensation expense under APB 25.  The following table illustrates the effect on our net income and net income per share had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	January 1, 2005	December 27, 2003
Net income, as reported	$5,388	$224
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of income tax/benefit	2,324	(1,862)
Pro forma net income	$3,064	$2,086

Earnings per share:
Basic – as reported	$0.18	$0.01
Basic – pro forma	$0.10	$0.07

Diluted – as reported	$0.17	$0.01
Diluted – pro forma	$0.10	$0.07

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

SFAS 123R will be effective for our fiscal quarter beginning July 3, 2005, and allows for the use of the Modified Prospective Application Method.  Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.  In addition, companies may use the Modified Retrospective Application Method.  This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption.  If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

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

Amortization expense for intangible assets during the first quarter of fiscal 2005 and fiscal 2004 were $1.5 million and $1.9 million, respectively.  At January 1, 2005, estimated amortization expense for the remainder of fiscal 2005, the next five succeeding fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2005 (remainder)	$4,393
2006	5,351
2007	4,912
2008	4,750
2009	4,430
2010	3,594
Thereafter	7,533
Total	$34,963

9.              BALANCE SHEET DETAILS:

Inventories are as follows (in thousands):

	January 1, 2005	October 2, 2004
Purchased parts and assemblies	$30,278	$28,097
Work-in-process	43,647	44,070
Finished goods	35,763	32,531
Inventories	$109,688	$104,698

Prepaid expenses and other assets consist of the following (in thousands):

	January 1, 2005	October 2, 2004
Prepaid expenses and other	$15,342	$16,812
Prepaid and refundable income taxes	971	2,538
Total prepaid expenses and other assets	$16,313	$19,350

Other assets consist of the following (in thousands):

	January 1, 2005	October 2, 2004
Assets related to deferred compensation arrangements	$19,129	$17,095
Deferred tax assets	7,280	6,644
Other assets	5,500	5,223
Total other assets	$31,909	$28,962

Other current liabilities consist of the following (in thousands):

	January 1, 2005	October 2, 2004
Accrued payroll and benefits	$19,384	$26,532
Accrued expenses and other	15,503	14,130
Reserve for warranty	11,055	10,638
Customer deposits	5,306	4,488
Accrued restructuring charges	3,875	3,952
Deferred income	3,825	3,838
Total other current liabilities	$58,948	$63,578

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

12.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income, net of income taxes, are as follows (in thousands):

	Three Months Ended
	January 1, 2005	December 27, 2003
Net income	$5,388	$224
Translation adjustment	15,896	15,270
Net gain on derivative instruments, net of taxes	19	2
Changes in unrealized (gain) loss on available-for-sale securities, net of taxes	(72)	20
Total comprehensive income	$21,231	$15,516

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

The following table presents information necessary to calculate basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended
	January 1, 2005	December 27, 2003
Weighted average shares outstanding – Basic	30,482	30,001
Effect of dilutive securities:
Common stock options	357	313
Employee stock purchase plans	28	19
Weighted average shares outstanding – Diluted	30,867	30,333

Net income	$5,388	$224

Net income per basic share	$0.18	$0.01
Net income per diluted share	$0.17	$0.01

A total of 2,886,668 and 3,326,877 potentially dilutive securities have been excluded from the dilutive share calculation for the three months ended January 1, 2005 and December 27, 2003, respectively, as their effect was anti-dilutive.

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

Our Chief Executive Officer and Chief Financial Officer have been identified as the chief operating decision makers (CODMs) for SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” purposes as they assess the performance of the business units and decide how to allocate resources to the business units.  Pretax income from continuing operations is the measure of profit and loss that our CODMs use to assess performance and make decisions.  Pretax income from continuing operations represents the sales less the cost of sales and direct operating expenses incurred within the operating segments.  In addition, our corporate expenses, except for depreciation of corporate assets and general legal expenses, are allocated to the operating segments and are included in the results below.  Corporate expenses not allocated to the groups (depreciation of corporate assets and general legal expenses) are included in Corporate and Other in the reconciliation of operating results.  Furthermore, interest expense, interest income and gains and losses on our deferred compensation plan assets are included in Corporate and Other in the reconciliation of operating results.

	Three Months Ended
	January 1, 2005	December 27, 2003
	(In thousands)

Net sales:
Electro-Optics	$100,899	$90,623
Lambda Physik	25,123	17,328
Total net sales	$126,022	$107,951

Intersegment net sales:
Electro-Optics	$7	$5
Lambda Physik	389	70
Total intersegment sales	$396	$75

Income (loss) before income taxes, including tax-effected minority interest:
Electro-Optics	$10,010	$3,145
Lambda Physik	(3,940)	(5,683)
Corporate and other	2,088	1,703
Total income (loss) before income taxes, including tax-affected minority interest	$8,158	$(835)

15.       Restatement

Subsequent to the issuance of our condensed consolidated financial statements for the three months ended January 1, 2005, we identified errors in the accounting for our deferred compensation plans  In 1999, we amended our non-qualified deferred compensation plan (Plan) and introduced a new investment structure whereby the then existing and future contributions to the Plan were funded in Company-owned life insurance contracts.  Since the change in investment structure to Company-owned life insurance contracts, we accounted for the Plan by recording the participants’ balances as a liability equal to the obligation to the participants and the related asset investments in the equivalent amount.  As a result of a review of the accounting for the Plan in connection with a change to a new third-party administrator, we determined that the asset investments should have been recorded at the cash surrender value of the insurance contracts.  Further, life insurance premiums loads, policy fees, and cost of insurance that were paid from the asset investments and gains and losses from the asset investments for this and one other deferred compensation plan should have been recorded as components of other income or expenses; and increases in the obligation to the participants should have been recorded as operating expenses.

As a result, the accompanying condensed consolidated financial statements for the three month periods ended January 1, 2005 and December 27, 2003 have been restated from the amounts previously reported to correct these errors.

The following is a summary of the significant effects of the restatement:

	January 1, 2005
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Condensed Consolidated Balance Sheet Data
Other assets	$36,441	$(4,532)	$31,909
Total assets	783,333	(4,532)	778,801
Retained earnings	249,676	(4,532)	245,144
Total stockholders’ equity	613,683	(4,532)	609,151
Total liabilities and stockholders’ equity	783,333	(4,532)	778,801

	Three Months Ended January 1, 2005			Three Months Ended December 27, 2003
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data)
Condensed Consolidated Statements of Operations Data
Cost of sales	$74,349	$137	$74,486	$66,517	$133	$66,650
Gross profit	51,673	(137)	51,536	41,434	(133)	41,301
Research and development	14,086	215	14,301	14,921	196	15,117
Selling, general and administrative	26,826	1,545	28,371	25,958	1,493	27,451
Total operating expense	42,705	1,760	44,465	43,045	1,689	44,734
Income (loss) from operations	8,968	(1,897)	7,071	(1,611)	(1,822)	(3,433)
Other-net	(421)	1,317	896	149	1,847	1,996
Total other income (expense), net	(410)	1,317	907	418	1,847	2,265
Income (loss) before income taxes and minority interest	8,558	(580)	7,978	(1,193)	25	(1,168)
Provision (benefit) for income taxes	3,347	(577)	2,770	(554)	(505)	(1,059)
Income (loss) before minority interest	5,211	(3)	5,208	(639)	530	(109)
Net income (loss)	5,391	(3)	5,388	(306)	530	224

Net income (loss) per share:
Basic	$0.18	$—	$0.18	$(0.01)	$0.02	$0.01
Diluted	$0.17	$—	$0.17	$(0.01)	$0.02	$0.01

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements included in or incorporated by reference in this Quarterly Report on Form 10-Q/A, other than statements of historical fact, are forward-looking statements.  These statements are generally accompanied by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “rely,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “forecast” or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Our actual results may differ significantly from those projected in the forward-looking statements in this report.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section and those set forth below in the section titled “Forward-Looking Information is Subject to Risk and Uncertainty.”

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

As discussed in Note 15 to the condensed consolidated financial statements included at Item I, we have restated our condensed consolidated financial statements for the three month periods ended January 1, 2005 and December 27, 2003 to correct the accounting for our deferred compensation plans.  All information included in this Management’s Discussion and Analysis of Results of Operations and Financial Condition has been correspondingly corrected to give effect to such restatements.

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

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition (dollars in thousands):

	Three Months Ended
	January 1, 2005	December 27, 2003	Change	% Change
Bookings – Electro-Optics	$97,020	$106,691	$(9,671)	(9.1)%
Bookings – Lambda Physik	$31,563	$20,136	$11,427	56.7%
Net Sales – Electro-Optics	$100,899	$90,623	$10,276	11.3%
Net Sales – Lambda Physik	$25,123	$17,328	$7,795	45.0%
Gross profit as a percentage of net sales – Electro-Optics	45.7%	42.3%	3.4%	8.0%
Gross profit as a percentage of net sales – Lambda Physik	21.8%	17.4%	4.4%	25.5%
Research and development as a percentage of net sales	11.3%	14.0%	(2.7)%	(19.3)%
Net cash provided by operating activities	$30,290	$25,270	$5,020	19.9%
Daily sales outstanding in inventories	78.3	86.4	(8.1)	(9.4)%
Daily sales outstanding in receivables	61.9	61.9	0.0	0.0%
Capital spending as a percentage of net sales	3.4%	25.6%	(22.2)%	(86.8)%

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

Net Sales

Net sales include sales of lasers, laser-based systems, precision optics, related accessories and service contracts.  Net sales increased 11.3% in our Electro-Optics segment and increased 45.0% in our Lambda Physik segment from the same quarter one year ago.  For a more complete description of the reasons for changes in net sales, we refer you to the “Results of Operations” section of this Form 10-Q/A.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (gross profit percentage) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage increased from 42.3% to 45.7% in our Electro-Optics segment and increased from 17.4% to 21.8% in our Lambda Physik segment from the same quarter one year ago.  For a more complete description of the reasons for changes in gross profit percentage, we refer you to the “Results of Operations” section of this Form 10-Q/A.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (R&D percentage) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D spending to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased from 14.0% to 11.3% from the same quarter one year ago.  For a more complete description of the reasons for changes in R&D percentage, refer the “Results of Operations” section of this Form 10-Q/A.

Net Cash Provided by Operating Activities

Net cash provided by operating activities shown on our Condensed Consolidated Statements of Cash Flows represents the excess of cash collected from billings to our customers and other receipts, including tax refunds, over cash paid to our vendors for expenses and inventory purchases and other costs to run our business.  This amount represents cash generated by current operations to pay for equipment, technology, and other investing activities, to repay debt, fund acquisitions and for other financing purposes.  We believe this is an important performance indicator since cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth.  We believe generating consistent cash from operations is an indication that our products are achieving a high level of customer satisfaction and we are appropriately monitoring our expenses and inventory levels.  For a more complete description of the components of cash flows from operating activities, we refer you to the Condensed Consolidated Statements of Cash Flows in this Form 10-Q/A and the “Changes in Financial Condition” section of this Form 10-Q/A.

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

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	January 1, 2005	December 27, 2003
Net sales	100.0%	100.0%
Cost of sales	59.1%	61.7%
Gross profit	40.9%	38.3%
Operating expenses:
Research and development	11.3%	14.0%
Selling, general and administrative	22.5%	25.4%
Restructuring, impairment and other charges	0.3%	0.2%
Intangibles amortization	1.2%	1.8%
Total operating expenses	35.3%	41.4%
Income (loss) from operations	5.6%	(3.1)%
Other income (expense):
Interest and dividend income	0.8%	0.7%
Interest expense	(0.7)%	(0.8)%
Foreign exchange gain (loss)	(0.1)%	0.3%
Other—net	0.7%	1.8%
Total other income (expense), net	0.7%	2.0%
Income (loss) before income taxes and minority interest	6.3%	(1.1)%
Provision (benefit) for income taxes	2.2%	(1.0)%
Income (loss) before minority interest	4.1%	(0.1)%
Minority interest in subsidiaries’ losses, net of taxes	0.2%	0.3%
Net income	4.3%	0.2%

Net income for the first quarter of fiscal 2005 was $5.4 million ($0.17 per diluted share) including a charge of $3.1 million related to our decision to discontinue future product development and investments in the semiconductor lithography market (lithography charge) and a tax benefit of $0.5 million related to federal tax law changes enacted in the current quarter.  For the same quarter in the prior year, net income was $0.2 million ($0.01 per share).  The increase in net income from the same quarter last year is primarily due to higher sales volumes and higher gross margins as a percentage of sales, partially offset by the current quarter’s lithography charge.

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

GROSS PROFIT

Consolidated

The consolidated gross profit rate increased by 2.6% to 40.9% in the first quarter of fiscal 2005 compared to 38.3% in the same quarter one year ago.  The increase in gross profit rate was primarily due to more effective leveraging of manufacturing overhead (2.6%) due to higher sales volumes and the consolidation and restructuring of manufacturing operations, non-recurring engineering fees earned and offset to manufacturing expense and lower manufacturing costs in the Electro-Optics segment resulting from outsourcing the manufacture of certain components (2.9%).  This increase in gross profit was partially offset by the current quarter lithography charge for write-downs of excess and obsolete inventories, charges related to government grants and exiting certain purchase commitments (1.8%) and changes in volumes and mix (1.2%) with lower average selling prices (ASPs) in the Electro-Optics bioinstrumentation market, higher sales of lower margin Electro-Optics scientific products and the impact of a large EUV shipment at distributor margins, partially offset by higher sales of higher margin Lambda industrial and medical OEM products and lower losses on Lambda service contracts.

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

Electro-Optics

The gross profit rate increased by 3.4% to 45.7% for the first quarter of fiscal 2005 compared to 42.3% for the same quarter one year ago.  The increase was primarily due to more effective leveraging of manufacturing overhead (3.3%) due to higher sales volumes and the consolidation and restructuring of manufacturing operations, non-recurring engineering fees earned and offset to manufacturing expense; and lower manufacturing costs resulting from outsourcing the manufacture of certain components (3.6%), partially offset by lower product margins (2.9%) primarily due to lower average selling prices (ASPs) in the bioinstrumentation market and higher sales of lower margin Electro-Optics scientific products.

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

OPERATING EXPENSES:

	Three Months Ended
	January 1, 2005		December 27, 2003
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$14,301	11.3%	$15,117	14.0%
Selling, general and administrative	28,371	22.5%	27,451	25.4%
Restructuring, impairment and other charges	300	0.3%	237	0.2%
Intangibles amortization	1,493	1.2%	1,929	1.8%
Total operating expenses	$44,465	35.3%	$44,734	41.4%

Research and development (R&D) expenses decreased $0.8 million, or 5%, from the comparable fiscal quarter one year ago and decreased to 11.3% from 14.0% of net sales.  The decrease was primarily due to lower spending than in the prior year period to improve product reliability and expand specifications in our Lambda Physik segment ($1.1 million) and lower spending on Lambda’s 193nm lithography program  due to its cancellation during the current quarter ($0.5 million), partially offset by a charge for outstanding commitments related to our cancellation of the lithography program ($0.6 million).  We anticipate R&D expenses to be in the range of 11.0% to 11.5% of net sales in the second quarter of fiscal 2005.

Selling, general and administrative (SG&A) expenses increased $0.9 million, or 3%, from the comparable fiscal quarter one year ago, but as a percentage of net sales decreased to 22.5% from 25.4%.  The dollar increase was primarily due to higher consulting and depreciation expense related to our investments in information technology systems ($0.7 million) and the strengthening of the Euro and Yen against the U.S. dollar ($0.6 million).  We anticipate SG&A expenses to be in the range of 23% to 24% of net sales in the second quarter of fiscal 2005.

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

OTHER INCOME (EXPENSE)

Other income, net  decreased $1.4 million to $0.9 million during the first quarter of fiscal 2005 compared to $2.3 million in the comparable fiscal quarter one year ago.  The first quarter of fiscal 2005 decrease was primarily a result of $0.5 million lower investment gains (net of expenses) associated with our deferred compensation plans and $0.5 million less favorable foreign currency exchange net gains and higher losses recognized on our share of the losses of Lambda’s Xtreme joint venture.  Lambda Physik is currently exploring options to sell its interest in the Xtreme joint venture.

INCOME TAXES

The effective tax rate on income before minority interest for the first quarter of fiscal 2005 of 34.7% was lower than the statutory rate of 35.0% primarily due to gains in insurance plans (net of expenses) not subject to tax and benefits from R&D tax credits, including benefits of federal tax law changes enacted in the current quarterly partially offset by additional valuation allowance provisions related to losses at Lambda Physik and higher state income taxes, net of federal benefit.

The effective tax rate on loss before minority interest for the first quarter of fiscal 2004 of 90.7% was higher than the statutory rate of 35.0% primarily due to investment losses and expenses with no tax benefit associated with our deferred compensation plans and valuation allowance provisions related to losses at Lambda Physik partially offset by benefits from R&D tax credits.

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

	Three Months Ended
	January 1, 2005	December 27, 2003
	(In thousands)
Net cash provided by operating activities	$30,290	$25,270
Sales of shares under employee stock plans	3,584	2,317
Purchases of property and equipment	(4,283)	(27,630)
Acquisition of businesses, net of cash acquired	—	(1,503)
Net payments on debt borrowings	(542)	(493)

Net cash provided by operating activities increased by $5.0 million to $30.3 million for the first quarter of fiscal 2005 compared to $25.3 million for the same quarter one year ago.  The increase was primarily due to current quarter earnings and decreases in accounts receivable, partially offset by higher income tax refunds received in the first quarter of fiscal 2004.  We believe that our cash flow provided by operating activities will  be adequate to cover our current working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities.  We continue to follow our strategy to further strengthen our financial position by primarily using available cash flow to fund operations and to reduce the amount of debt we have outstanding.

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

Additional sources of cash available to us were a multi-currency line of credit and bank credit facilities totaling $45.9 million as of January 1, 2005, of which $45.5 million was unused and available.  These credit facilities were used in Europe during the first quarter of fiscal 2005.  Our domestic lines of credit include a $12.5 million unsecured revolving account from Union Bank of California, which expires January 31, 2007.  No amounts have been drawn upon our domestic lines of credit as of January 1, 2005.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Regulation S-K.  Information regarding our long-term debt payments, operating lease payments, capital lease payments and long-term purchase commitments is provided in Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of  our Annual Report on Form 10-K/A for the fiscal year ended October 2, 2004, as amended.  There have been no material changes in contractual obligations since October 2, 2004.  Information regarding our other financial commitments at January 1, 2005 is provided in the Notes to the Condensed Consolidated Financial Statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the three months ended January 1, 2005 was $30.3 million, which included cash provided by operating assets and liabilities of $12.3 million, depreciation and amortization of $8.8 million, net income of $5.4 million and increases in net deferred tax assets of $2.8 million and other items aggregating $1.0 million.

Cash used for investing activities during the three months ended January 1, 2005 of $15.9 million included $6.6 million, net, used to purchase available-for-sale securities, $4.3 million used to acquire property and equipment, $3.7 million increase in restricted cash for the purchase of the remaining shares of Lambda Physik, $0.7 million of premium payments for life insurance and other items aggregating $0.6 million.

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

SFAS 123R will be effective for our fiscal quarter beginning July 3, 2005, and allows for the use of the Modified Prospective Application Method.  Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.  In addition, companies may use the Modified Retrospective Application Method.  This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption.  If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This quarterly report on Form 10-Q/A contains forward-looking statements. These forward-looking statements include, without limitation, statements regarding:

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

During the three months ended January 1, 2005, our research and development expenses were 11% of net sales.  Over the last three fiscal years, our research and development expenses have been approximately 13% of net sales.  Our future success depends on our ability to anticipate our customers’ needs and develop products that address those needs.  Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly.  If we fail to effectively transfer production processes, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed.

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

For the quarter ended January 1, 2005, our research and development costs were $14.3 million (11% of net sales).  For our fiscal years 2004, 2003 and 2002, our research and development costs were $62.7 million, $51.0 million and $52.4 million, or 13% of net sales, for each respective period.  We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance.  Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Conclusions

Based upon the evaluation of the effectiveness of our disclosure controls and procedures, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be included in our Exchange Act reports, including this Quarterly Report, is made known to management, including the CEO and CFO, on a timely basis.

In coming to the conclusion that our disclosure controls and procedures were effective as of January 1, 2005, our CEO and CFO considered, among other things, the control deficiency related to the accounting for our deferred compensation plans, which resulted in the need to restate our previously issued financial statements as disclosed in Note 15 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.  After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 99 “Materiality,” Accounting Principles Board Opinion No. 28 “Interim Financial Reporting” paragraph 29 and SAB Topic 5-F “Accounting Changes Not Retroactively Applied Due to Immateriality” and taking into consideration that (i) the restatement corrections did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) the cumulative impact of the restatement corrections was not material to the financial statements of prior interim or annual periods; and (iii) we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the period discovered, would have been material to that period’s reported net income, management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness.

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

Coherent, Inc.
(Registrant)

May 17, 2005	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

May 17, 2005	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)