Form 10-Q
period 2005-04-02
COHERENT INC
filed 2005-05-17
CIK 21510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2005

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, at May 3, 2005 was 30,789,822 shares.

COHERENT, INC.

INDEX

Part I.	Financial Information

Item I.	Financial Statements

Condensed Consolidated Statements of Operations Three and six months ended April 2, 2005 and April 3, 2004 (restated)

Condensed Consolidated Balance Sheets April 2, 2005 and October 2, 2004

Condensed Consolidated Statements of Cash Flows Three and six months ended April 2, 2005 and April 3, 2004 (restated)

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 6.	Exhibits

Signatures

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
		(as restated, see note 15)		(as restated, see note 15)

Net sales	$131,175	$125,808	$257,197	$233,759
Cost of sales	72,688	74,269	147,173	140,919
Gross profit	58,487	51,539	110,024	92,840
Operating expenses:
Research and development	14,175	15,593	28,476	30,710
Selling, general and administrative	28,765	29,517	57,137	56,968
Restructuring, impairment and other charges (recoveries)	(40)	—	260	237
Intangibles amortization	1,528	1,770	3,021	3,699
Total operating expenses	44,428	46,880	88,894	91,614
Income from operations	14,059	4,659	21,130	1,226
Other income (expense):
Interest and dividend income	1,081	618	2,048	1,338
Interest expense	(483)	(795)	(1,370)	(1,643)
Foreign exchange gain	311	420	242	817
Other—net	(119)	165	777	2,161
Total other income, net	790	408	1,697	2,673
Income from continuing operations before income taxes and minority interest	14,849	5,067	22,827	3,899
Provision (benefit) for income taxes	(4,728)	2,418	(1,958)	1,359
Income from continuing operations before minority interest	19,577	2,649	24,785	2,540
Minority interest in subsidiaries’ losses	—	145	180	478
Income from continuing operations	19,577	2,794	24,965	3,018
Discontinued operations, net of income taxes of $145	—	218	—	218
Net income	$19,577	$3,012	$24,965	$3,236

Net income per basic share:
Income from continuing operations	$0.64	$0.09	$0.82	$0.10
Income from discontinued operations, net of income taxes	—	0.01	—	0.01
Net income	$0.64	$0.10	$0.82	$0.11

Net income per diluted share:
Income from continuing operations	$0.63	$0.09	$0.81	$0.10
Income from discontinued operations, net of income taxes	—	0.01	—	0.01
Net income	$0.63	$0.10	$0.81	$0.11

Shares used in computation
Basic	30,628	30,121	30,555	30,061
Diluted	31,112	30,551	30,991	30,442

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	April 2, 2005	October 2, 2004

ASSETS
Current assets:
Cash and cash equivalents	$99,002	$87,659
Restricted cash, cash equivalents and short-term investments	15,411	15,343
Short-term investments	113,493	83,075
Accounts receivable—net of allowances of $4,365 and $3,745, respectively	90,301	96,825
Inventories	108,907	104,698
Prepaid expenses and other assets	19,541	19,350
Deferred tax assets	36,413	43,222
Total current assets	483,068	450,172
Property and equipment, net	162,455	166,054
Restricted cash, cash equivalents and short-term investments	16,545	23,580
Goodwill	58,612	53,104
Intangible assets, net	33,693	35,454
Other assets	43,669	28,962
	$798,042	$757,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$13,360	$13,700
Accounts payable	17,226	17,648
Income taxes payable	7,997	9,603
Other current liabilities	66,589	63,578
Total current liabilities	105,172	104,529
Long-term obligations	13,961	14,215
Other long-term liabilities	52,613	49,128
Minority interest in subsidiaries	—	5,402
Commitments and contingencies (Note 10)
Stockholder’s equity:
Common stock, par value $.01:
Authorized—500,000 shares Outstanding—30,766 shares and 30,392 shares, respectively	306	302
Additional paid-in capital	316,516	308,236
Notes receivable from stock sales	(689)	(758)
Accumulated other comprehensive income	45,442	36,516
Retained earnings	264,721	239,756
Total stockholders’ equity	626,296	584,052
	$798,042	$757,326

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	April 2, 2005	April 3, 2004
		(as restated, see Note 15)
Cash flows from continuing operating activities:
Income from continuing operations	$24,965	$3,018
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	14,413	15,306
Intangible assets amortization	3,021	3,699
Deferred income taxes	(2,794)	7,312
Other	659	423
Changes in operating assets and liabilities:
Accounts receivable	8,513	(14,503)
Inventories	(3,270)	(1,302)
Prepaid expenses and other assets	(1,609)	2,102
Other assets	655	(616)
Accounts payable	(735)	2,746
Income taxes payable	93	19,649
Other current liabilities	3,500	(5,342)
Other long-term liabilities	1,293	(585)
Net cash provided by continuing operating activities	48,704	31,907
Cash flows from continuing investing activities:
Decrease in restricted cash, cash equivalents and short-term investments	8,411	616
Purchases of property and equipment	(7,945)	(33,474)
Proceeds from dispositions of property and equipment and assets held for sale	214	1,234
Acquisition of businesses and minority interests, net of cash acquired	(12,129)	(2,471)
Consolidation of Picometrix under FIN 46R	—	251
Purchases of available-for-sale securities	(196,211)	(146,514)
Proceeds from sales and maturities of available-for-sale securities	165,793	146,622
Premiums paid on life insurance	(1,184)	(366)
Distributions from deferred compensation plan arrangements	—	408
Other – net	(554)	(407)
Net cash used in continuing investing activities	(43,605)	(34,101)
Cash flows from continuing financing activities:
Long-term debt payments	(745)	(771)
Cash overdrafts increase (decrease)	(520)	2,829
Sales of shares under employee stock plans	7,285	4,441
Collection of notes receivable from stock sales	69	—
Net cash provided by continuing financing activities	6,089	6,499

Net cash provided by discontinued operating activities	—	218
Effect of exchange rate changes on cash and cash equivalents	155	2,006
Net increase in cash and cash equivalents	11,343	6,529
Cash and cash equivalents, beginning of period	87,659	76,541
Cash and cash equivalents, end of period	$99,002	$83,070

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,143	$1,643
Income taxes	$3,140	$4,466
Cash received during the period for:
Income taxes	$2,074	$27,869
Noncash investing and financing activities:
Tax benefit from stock option exercises	$958	$495

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

	Employee Stock Option Plans				Employee Stock Purchase Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Expected life in years	4.2	4.4	4.0	4.4	0.5	0.5	0.5	0.5
Expected volatility	49.5%	74.1%	50.1%	74.1%	37.5%	44.5%	38.2%	44.7%
Risk-free interest rate	4.1%	2.8%	3.7%	2.8%	2.2%	1.3%	2.1%	1.3%
Expected dividends	none	none	none	none	none	none	none	none

Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.  During the periods presented, we recorded no compensation expense under APB 25.  The following table illustrates the effect on our net income and earnings per share had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Net income, as reported	$19,577	$3,012	$24,965	$3,236
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	2,121	2,532	4,445	669
Pro forma net income	$17,456	$480	$20,520	$2,567

Earnings per share:
Basic – as reported	$0.64	$0.10	$0.82	$0.11
Basic – pro forma	$0.57	$0.02	$0.67	$0.09

Diluted – as reported	$0.63	$0.10	$0.81	$0.11
Diluted – pro forma	$0.56	$0.02	$0.66	$0.08

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  On April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a rule that defers the required effective date of SFAS 123R.  The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of their first fiscal year beginning after June 15, 2005.

We have not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense.  The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are disclosed above.  Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important aspects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for our fiscal quarter beginning October 2, 2005, and allows for the use of the Modified Prospective Application Method.  Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.  In addition, companies may use the Modified Retrospective Application Method.  This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption.  If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.  We have not yet determined which method we will apply upon our adoption of SFAS 123R.

2.              ACQUISITIONS

On June 3, 2003, we initiated a tender offer to purchase the 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary owned by other shareholders (the minority interest) for approximately $10.50 per share.  Through the end of fiscal 2004, we had purchased a total of 4,588,500 outstanding shares for approximately $49.0 million, resulting in a total ownership percentage of 95.01% (inclusive of shares previously owned).  During the six months ended April 2, 2005, we acquired the remaining 661,500 outstanding shares for approximately $11.8 million, resulting in our full ownership of Lambda Physik.

The difference between the purchase price of the minority interest of $12.2 million (including acquisition costs of $0.4 million) and the related carrying value of $6.3 million was recorded as an adjustment of the carrying value of the assets of Lambda Physik (the step acquisition adjustment).  The step acquisition adjustment was recorded based on the proportion of the remaining minority interest acquired and was accounted for as follows (in thousands):

Reduction in carrying value of minority interest acquired	$6,267
Tangible assets	133
Goodwill	4,970
Deferred tax liabilities	(808)
Intangible assets:
Existing technology	1,085
Trade name	367
Backlog	161
Other	13
Total	$12,188

At April 2, 2005, we had $1.4 million remaining in an escrow account that will be applied towards remaining close out costs for the acquisition and is included in non-current restricted cash, cash equivalents and short-term investments on our condensed consolidated balance sheet (see Note 6).

3.              SIGNIFICANT EVENTS

In December 2004, our Lambda Physik subsidiary decided to discontinue future product development and investments in the semiconductor lithography market.  As a result, during the six months ended April 2, 2005, we recognized a charge of $2.7 million (net of minority interest of $0.1 million) primarily related to recognizing write-downs of excessive and obsolete inventories, exiting certain purchase commitments and charges related to government grants.  Of the $2.7 million charge, $2.2 million was classified as cost of sales; $0.2 million was classified as research and development; $0.1 million was classified as selling, general and administrative; and $0.2 million was classified as other expense.

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

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47).  FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated.  The Interpretation is effective no later than December 31, 2005 and the cumulative effect of initially applying FIN 47 will be recognized as a change in accounting principle.  We are in the process of evaluating the expected effect of FIN 47 on our consolidated financial statements.

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

The vast majority of our sales are made to original equipment manufacturers (OEMs), distributors, resellers and end-users in the non-scientific market.  Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where we have agreed to perform installation or provide training.  In those instances, we defer revenue related to installation services or training until these services have been rendered.  We allocate revenue from multiple element arrangements to the various elements based upon relative fair values, which is determined based on the price charged for each deliverable on a standalone basis, except for certain products sold in the scientific market for which the fair value of installation is determined based on third party evidence of fair value.

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

6.              SHORT-TERM INVESTMENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  Marketable short-term investments in debt and equity securities are classified and accounted for as available-for-sale securities and are valued based on quoted market prices.  Investments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of other comprehensive income (OCI) in stockholders’ equity until realized.  Interest and amortization of premiums and discounts for debt securities are included in interest income.  Gains and losses on securities sold are determined based on the specific identification method and are included in other income (expense).

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	April 2, 2005
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$110,811	$—	$—	$110,811
Less: restricted cash and cash equivalents				(11,809)
				$99,002
Short-term investments:
Available-for-sale securities:
Commercial paper	$5,780	$1	$—	$5,781
Certificates of deposit	900	13	—	913
U.S. government and agency obligations	70,367	519	(156)	70,730
State and municipal obligations	34,857	383	(73)	35,167
Corporate notes and obligations	20,958	185	(94)	21,049
Total short-term investments	$132,862	$1,101	$(323)	133,640
Less: restricted short term-investments				(20,147)
				$113,493

	October 2, 2004
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Cash and cash equivalents	$96,567	$—	$—	$96,567
Less: restricted cash and cash equivalents				(8,908)
				$87,659
Short-term investments:
Available-for-sale securities:
Commercial paper	$4,838	$—	$(1)	$4,837
Certificates of deposit	1,150	5	(1)	1,154
U.S. government and agency obligations	71,440	134	(5)	71,569
State and municipal obligations	22,742	153	(47)	22,848
Corporate notes and obligations	12,665	49	(32)	12,682
Total short-term investments	$112,835	$341	$(86)	113,090
Less: restricted short term-investments				(30,015)
				$83,075

At April 2, 2005, $1.4 million of cash and cash equivalents were restricted for remaining close out costs related to the purchase of the shares of Lambda Physik (see Note 2), $10.2 million were restricted pursuant to our Star notes agreement (see Note 9) and $0.2 million were restricted for other purposes.  In addition, $20.2 million of short-term investments were restricted pursuant to our Star notes agreement.  At October 2, 2004, $8.4 million of cash and cash equivalents were restricted for the purchase of the remaining outstanding shares of Lambda Physik, $0.4 million were restricted pursuant to our Star notes agreement and $0.1 million were restricted for other purposes.  Additionally, at October 2, 2004, $30.0 million of short-term investments were restricted pursuant to our Star notes agreement.

The amortized cost and estimated fair value of available-for-sale investments in debt securities at April 2, 2005 and October 2, 2004, classified as short-term investments (including restricted amounts) on our condensed consolidated balance sheets were as follows (in thousands):

	April 2, 2005		October 2, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$100,991	$101,707	$101,708	$101,979
Due in 1 to 5 years	31,169	31,230	10,282	10,265
Due in 5 to 10 years	—	—	—	—
Due beyond 10 years	702	703	845	846
Total investments in available-for-sale debt securities	$132,862	$133,640	$112,835	$113,090

In the first six months of fiscal 2005, we received proceeds totaling $11.0 million from the sale of available-for-sale securities and realized gross losses of $0.1 million.  In the first six months of fiscal 2004, we received proceeds totaling $30.0 million from the sale of available-for-sale securities and realized gross gains and gross losses of $0.1 million and $0.1 million, respectively.

7.              GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each reporting segment is as follows (in thousands):

	April 2, 2005	October 2, 2004
Electro-Optics	$35,427	$35,270
Lambda Physik	23,185	17,834
Total	$58,612	$53,104

Components of our amortizable intangible assets are as follows (in thousands):

	April 2, 2005			October 2, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$37,491	$11,898	$25,593	$36,746	$10,018	$26,728
Patents	9,386	4,270	5,116	9,005	3,699	5,306
Licenses	4,261	4,261	—	4,261	4,047	214
Drawings	1,263	1,009	254	1,214	850	364
Order backlog	2,222	2,157	65	1,990	1,990	—
Customer lists	2,093	1,114	979	2,106	992	1,114
Trade name	1,776	481	1,295	1,608	417	1,191
Non-compete agreement	928	537	391	911	374	537
Total	$59,420	$25,727	$33,693	$57,841	$22,387	$35,454

Amortization expense for intangible assets for the three and six months ended April 2, 2005 were $1.5 million and $3.0 million, respectively.  At April 2, 2005, estimated amortization expense for the remainder of fiscal 2005, the next five succeeding fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2005 (remainder)	$2,932
2006	5,392
2007	4,960
2008	4,801
2009	4,562
2010	3,573
Thereafter	7,473
Total	$33,693

8.              BALANCE SHEET DETAILS:

Inventories are as follows (in thousands):

	April 2, 2005	October 2, 2004
Purchased parts and assemblies	$25,221	$28,097
Work-in-process	50,088	44,070
Finished goods	33,598	32,531
Inventories	$108,907	$104,698

Prepaid expenses and other assets consist of the following (in thousands):

	April 2, 2005	October 2, 2004
Prepaid expenses and other	$18,381	$16,812
Prepaid and refundable income taxes	1,160	2,538
Total prepaid expenses and other assets	$19,541	$19,350

Other assets consist of the following (in thousands):

	April 2, 2005	October 2, 2004
Deferred tax assets	$20,206	$6,644
Assets related to deferred compensation arrangements	18,010	17,095
Other assets	5,453	5,223
Total other assets	$43,669	$28,962

Other current liabilities consist of the following (in thousands):

	April 2, 2005	October 2, 2004
Accrued payroll and benefits	$22,889	$26,532
Accrued expenses and other	18,967	14,130
Reserve for warranty	11,875	10,638
Customer deposits	4,720	4,488
Deferred income	4,518	3,838
Accrued restructuring charges	3,620	3,952
Total other current liabilities	$66,589	$63,578

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

Components of the reserve for warranty costs during the first six months of fiscal 2005 and 2004 were as follows (in thousands):

	April 2, 2005	April 3, 2004
Beginning balance	$10,638	$10,242
Additions related to current period sales	7,126	11,580
Warranty costs incurred in the current period	(6,154)	(10,289)
Adjustments to accruals related to prior period sales	265	(116)
Ending balance	$11,875	$11,417

Other long-term liabilities consist of the following (in thousands):

	April 2, 2005	October 2, 2004
Deferred compensation	$22,179	$20,500
Deferred tax liabilities	22,320	21,223
Deferred income	3,152	2,930
Environmental remediation costs	409	431
Other long-term liabilities	4,553	4,044
Total other long-term liabilities	$52,613	$49,128

9.              CURRENT AND LONG TERM OBLIGATIONS

At April 2, 2005 and October 2, 2004, our current and long-term obligations primarily consisted of our notes payable to finance our acquisition of Star Medical (Star notes).  The Star notes agreement requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account.  At April 2, 2005, $15.2 million of current and $15.2 million of non-current restricted cash, cash equivalents and short-term investments were related to the Star notes (see Note 6).

10.       COMMITMENTS AND CONTINGENCIES

Certain claims and lawsuits have been filed or are pending against us.  In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on our consolidated financial position or results of operations.

11.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income, net of income taxes, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Net income	$19,577	$3,012	$24,965	$3,236
Translation adjustment	(6,762)	(648)	9,134	14,622
Net loss on derivative instruments	(47)	(14)	(28)	(12)
Changes in unrealized gain (loss) on available-for-sale securities	(108)	51	(180)	71
Total comprehensive income	$12,660	$2,401	$33,891	$17,917

The following summarizes activity in accumulated other comprehensive income (loss) related to derivatives, net of income taxes, held by us (in thousands):

Balance, September 27, 2003	$(128)
Changes in fair value of derivatives	(14)
Net losses reclassified from OCI	2
Balance, April 3, 2004	$(140)

Balance, October 2, 2004	$(122)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	(28)
Balance, April 2, 2005	$(150)

Accumulated other comprehensive income (net of tax) at April 2, 2005 is comprised of accumulated translation adjustments of $45.9 million, net loss on derivative instruments of $0.2 million and unrealized loss on available-for-sale securities of $0.3 million, respectively.  Accumulated other comprehensive income (net of tax) at October 2, 2004 is comprised of accumulated translation adjustments of $36.7 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.1 million, respectively.

12.       EARNINGS PER SHARE

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

The following table presents information necessary to calculate basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Weighted average shares outstanding – basic	30,628	30,121	30,555	30,061
Common stock equivalents	449	402	404	357
Employee stock purchase plan equivalents	35	28	32	24
Weighted average shares and equivalents – diluted	31,112	30,551	30,991	30,442

Income from continuing operations for basic and diluted earnings per share computation	$19,577	$2,794	$24,965	$3,018

Income from continuing operations per share – basic	$0.64	$0.09	$0.82	$0.10
Income from continuing operations per share – diluted	$0.63	$0.09	$0.81	$0.10

A total of 2,623,000 and 3,067,000 potentially dilutive securities have been excluded from the dilutive share calculation for the three months ended April 2, 2005 and April 3, 2004, respectively, as their effect was anti-dilutive.  A total of 2,709,000 and 3,192,000 anti-diluted weighted shares have been excluded from the dilutive share calculation for the six months ended April 2, 2005 and April 3, 2004, respectively, as their effect was anti-dilutive.

13.       INCOME TAXES

During the second quarter of fiscal 2005, we recorded a reduction of $10.2 million of valuation allowance on Lambda Physik’s deferred tax assets as we believe that it is more likely than not that we will be able to realize these assets.  In accordance with SFAS No. 109 “Accounting for Income Taxes,” $0.6 million of the reversal was applied against goodwill recognized from the final step acquisition (see Note 2).  The remaining $9.6 million of the reversal was recorded as a tax benefit during the quarter ended April, 2, 2005.

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

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
	(in thousands)
Net sales:
Electro-Optics	$105,383	$103,946	$206,282	$194,569
Lambda Physik	25,792	21,862	50,915	39,190
Total net sales	$131,175	$125,808	$257,197	$233,759

Intersegment net sales:
Electro-Optics	$—	$84	$7	$89
Lambda Physik	1,019	268	1,408	338
Total intersegment sales	$1,019	$352	$1,415	$427

Income from continuing operations before income taxes, including tax-effected minority interest:
Electro-Optics	$12,719	$8,244	$22,730	$11,389
Lambda Physik	1,916	(3,490)	(2,025)	(9,173)
Corporate and other	214	458	2,302	2,161
Total income from continuing operations before income taxes, including tax-effected minority interest	$14,849	$5,212	$23,007	$4,377

15.  RESTATEMENT

Subsequent to the issuance of our condensed consolidated financial statements for the three and six months ended April 3, 2004, we identified errors in the accounting for our deferred compensation plans.  In 1999, we amended our non-qualified deferred compensation plan (Plan) and introduced a new investment structure whereby the then existing and future contributions to the Plan were funded in Company-owned life insurance contracts.  Since the change in investment structure to Company-owned life insurance contracts, we accounted for the Plan by recording the participants’ balances as a liability equal to the obligation to the participants and the related asset investments in the equivalent amount.  As a result of a review of the accounting for the Plan in connection with a change to a new third-party administrator, we determined that the asset investments should have been recorded at the cash surrender value of the insurance contracts.  Further, life insurance premiums loads, policy fees, and cost of insurance that were paid from the asset investments and gains and losses from the asset investments for this and one other deferred compensation plan should have been recorded as components of other income or expenses; and increases in the obligation to the participants should have been recorded as operating expenses.

As a result, the accompanying condensed consolidated financial statements for the three and six month periods ended April 3, 2004 have been restated from the amounts previously reported to correct these errors.

The following is a summary of the significant effects of the restatement:

	Three Months Ended April 3, 2004			Six Months Ended April 3, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data)
Condensed Consolidated Statements of Operations Data
Cost of sales	$74,235	$34	$74,269	$140,752	$167	$140,919
Gross profit	51,573	(34)	51,539	93,007	(167)	92,840
Research and development	15,538	55	15,593	30,459	251	30,710
Selling, general and administrative	29,132	385	29,517	55,090	1,878	56,968
Total operating expense	46,440	440	46,880	89,485	2,129	91,614
Income from operations	5,133	(474)	4,659	3,522	(2,296)	1,226
Other-net	(69)	234	165	80	2,081	2,161
Total other income (expense), net	174	234	408	592	2,081	2,673
Income from continuing operations before income taxes and minority interest	5,307	(240)	5,067	4,114	(215)	3,899
Provision (benefit) for income taxes	2,567	(149)	2,418	2,013	(654)	1,359
Income from continuing operations before minority interest	2,740	(91)	2,649	2,101	439	2,540
Income from continuing operations	2,885	(91)	2,794	2,579	439	3,018
Net income	3,103	(91)	3,012	2,797	439	3,236

Net Income Per Share
Basic:
Income from continuing operations	$0.09	$—	$0.09	$0.08	$0.02	$0.10
Net income	$0.10	$—	$0.10	$0.09	$0.02	$0.11

Diluted:
Income from continuing operations	$0.09	$—	$0.09	$0.08	$0.02	$0.10
Net income	$0.10	$—	$0.10	$0.09	$0.02	$0.11

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

We have two reportable business segments: Electro-Optics and Lambda Physik, both of which work with customers to provide cost-effective photonics-based solutions.  Our Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, original equipment manufacturer (OEM) laser components and instrumentation, scientific research and government programs and graphic arts and display.  Lambda Physik AG (Lambda Physik), our wholly-owned subsidiary with headquarters located in Göttingen, Germany, focuses on markets using lasers for the production of thin-film transistors (TFT) used in flat panel displays, ink jet printers, automotive, environmental research, scientific research, medical OEMs, materials processing and micro-machining applications.

We were originally incorporated in California on May 26, 1966 and reincorporated in Delaware on October 1, 1990.

As discussed in Note 15 to the condensed consolidated financial statements included at Item I, we have restated our condensed consolidated financial statements for the three and six month periods ended April 3, 2004 to correct the accounting for our deferred compensation plans.  All information included in this Management’s Discussion and Analysis of Results of Operations and Financial Condition has been correspondingly corrected to give effect to such restatements.

FUTURE TRENDS

Microelectronics

After several years of process development, lasers are now used in mass production applications and the industry is benefiting in the form of enhanced performance and increased productivity.  We experienced a strong recovery across all segments during fiscal 2004.  We anticipate future demands in the advanced packaging market will steadily shift towards the use of ultraviolet laser-based tools, as they are capable of producing sub-50 micron features that are critical for next generation chip-scale and wafer-level packages.

Graphic arts and display

The graphic arts and display market experienced a migration in technologies towards the use of direct diode laser systems as these systems have been adopted at a much faster rate during fiscal 2004.  As we continue to move into fiscal 2005 and years beyond, we anticipate a number of our newer products such as a version of our Paladin™ laser and new diode laser technology will gain more traction in the marketplace.

Our Advanced Engineering Unit has built a prototype Red, Green and Blue (RGB) laser engine for rear projection television based on our patented OPS technology.  The RGB laser system delivers suitable power and is comparable in size to the lamps currently used in rear projection televisions.  Alpha units of the RGB laser engine have been delivered to commercial customers for evaluation.  We  anticipate partnering with consumer electronics manufacturers to refine the package and evolve the technology to demonstrate acceptable lifetimes and to outsource the manufacturing of the RGB laser engine.

Materials processing

Anticipated drivers for expansion in the materials processing market include providing aggressive gains in cost-of-ownership for products and continuing increased expansion into geographical areas.  The market for materials processing in Asian countries drove much of the growth in the first half of fiscal 2004, but has since stabilized, primarily due to foreign monetary policies established to slow economic growth.  We anticipate growth to resume once the effects of these policies are felt and active measures to stimulate the economy begin to arise.

The market for laser material processing will continue to expand by providing cost effective manufacturing solutions for cutting, joining, marking and engraving of non-metal materials.  One of the largest growth areas for us remains the Asian countries particularly in the production of capital equipment for apparel and leather goods.

Scientific research and government programs

We anticipate modest growth rates in the scientific research market for fiscal 2005 with applications in ultrashort pulses and in bio-research being the drivers of this anticipated growth.

OEM components and instrumentation

The instrumentation market has seen a migration from the use of mature laser technologies, mainly ion lasers, to new technologies, primarily based on solid state and semiconductors.  Using our solid state lasers and patented OPS technology we are able to both assist and stimulate this transition.  Furthermore, this trend is helping in the development of new applications such as security and clinical diagnostics.  These applications are likely to require an increased number of lasers, however, the majority of these activities are still in the research and development stage and we expect only moderate impacts on the laser industry in fiscal 2005, with increases anticipated in future years.  Nevertheless, we anticipate future opportunities in microscopy, lab-on chip and DNA sequencing based on our continuous product enhancements and evolving market developments.

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

•            Maintain and develop additional strong collaborative customer and industry relationships – We believe that the Coherent brand name and reputation for product quality, technical performance and customer satisfaction will help us to further develop our loyal customer base.  We plan to maintain our current customer relationships and develop new ones with customers that are industry leaders and to work together with these customers to design and develop innovative product systems and solutions as they develop new technologies.

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

The vast majority of our sales are made to original equipment manufacturers (OEMs), distributors, resellers and end-users in the non-scientific market.  Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where we have agreed to perform installation or provide training.  In those instances, we defer revenue related to installation services or training until these services have been rendered.  We allocate revenue from multiple element arrangements to the various elements based upon relative fair values, which is determined based on the price charged for each deliverable on a standalone basis, except for certain products sold in the scientific market for which the fair value of installation is determined based on third party evidence of fair value.

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

At April 2, 2005, we had $92.3 million of goodwill and purchased intangible assets on our condensed consolidated balance sheet.  As no impairment indicators were present during the second quarter of fiscal 2005, we believe this value remains recoverable based on the discounted estimated future cash flows of the associated products and technologies.

At April 2, 2005, we had $162.5 million of property and equipment on our condensed consolidated balance sheet.

It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets.  In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

Inventory Valuation

We record our inventory at the lower of cost (computed on a first-in, first-out basis) or market.  We write-down our inventory to its estimated market value based on assumptions about future demand and market conditions.  Inventory write-downs are generally recorded within guidelines set by management when the inventory for a device exceeds 12 months of its demand and when individual parts have been in inventory for greater than 12 months.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which could materially affect our future results of operations.  We write-down our demo inventory by amortizing the cost of demo inventory over a two-year period from the fourth month after it is placed in service.  During the first quarter of fiscal 2005, we recorded $1.6 million (net of minority interest of $0.1 million) of inventory write-downs related to our decision to discontinue future product development and investments in the semiconductor lithography market within our Lambda Physik subsidiary.  Due to rapidly changing forecasts and orders, additional write-downs for excess or obsolete inventory, while not currently expected, could be required in the future.  Differences between actual results and previous estimates of excess and obsolete inventory could materially affect our future results of operations.

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

We record a valuation allowance to reduce our deferred tax assets to an amount that more likely than not will be realized.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the allowance for the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the allowance for the deferred tax asset would be charged to income in the period such determination was made.

During the second quarter of fiscal 2005, our valuation allowance on deferred tax assets at Lambda Physik decreased by $10.2 million as we now believe that it is more likely than not that we will be able to realize these assets.

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

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition (dollars in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004	Change	% Change
Bookings - Electro-Optics	$100,033	$109,095	$(9,062)	(8.3)%
Bookings - Lambda Physik	$29,317	$28,269	$1,048	3.7%
Net Sales - Electro-Optics	$105,383	$103,946	$1,437	1.4%
Net Sales - Lambda Physik	$25,792	$21,862	$3,930	18.0%
Gross Profit as a % of Net Sales - Electro-Optics	46.8%	42.8%	4.0%	9.3%
Gross Profit as a % of Net Sales - Lambda Physik	35.6%	32.2%	3.4%	10.4%
Research and Development as a % of Net Sales	10.8%	12.4%	(1.6)%	(12.9)%
Income from Continuing Operations Before Income Taxes and Minority Interest	$14,849	$5,067	$9,782	193.1%
Cash from Continuing Operations	$18,414	$6,637	$11,777	177.4%
DSO in Inventories	74.7	76.1	(1.4)	(1.8)%
DSO in Receivables	62.0	65.7	(3.7)	(5.6)%
Capital Spending as a % of Net Sales	2.8%	4.6%	(1.8)%	(39.3)%

	Six Months Ended
	April 2, 2005	April 3, 2004	Change	% Change
Bookings - Electro-Optics	$197,053	$215,786	$(18,733)	(8.7)%
Bookings - Lambda Physik	$60,880	$48,404	$12,476	25.8%
Net Sales - Electro-Optics	$206,282	$194,569	$11,713	6.0%
Net Sales - Lambda Physik	$50,915	$39,190	$11,725	29.9%
Gross Profit as a % of Net Sales - Electro-Optics	46.3%	42.6%	3.7%	8.6%
Gross Profit as a % of Net Sales - Lambda Physik	28.8%	25.6%	3.1%	12.2%
Research and Development as a % of Net Sales	11.1%	13.1%	(2.1)%	(15.7)%
Income from Continuing Operations Before Income Taxes and Minority Interest	$22,827	$3,899	$18,928	485.5%
Cash from Continuing Operations	$48,704	$31,907	$16,797	52.6%
Capital Spending as a % of Net Sales	3.1%	14.3%	(11.2)%	(78.4)%

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

In our Electro-Optics segment, second fiscal quarter bookings decreased 8.3% and bookings for the six months ended April 2, 2005 decreased 8.7% from the same periods one year ago.  Decreases in the microelectronics, OEM components and instrumentation, materials processing and scientific and government programs markets were partially offset by increases in the graphic arts and display market.

Although microelectronics bookings have decreased from the comparable periods in the prior year, they still continue to be strong as a direct result of our prior investment decisions.  Today, a significant portion of our revenue is derived from sales to customers investing in emerging manufacturing technologies.  This has allowed us to withstand recent downturns in capacity-driven demand.  During the second fiscal quarter, there was improved activity in the wafer inspection and metrology arenas for both leading edge and legacy products, as fab utilization continues to climb.  There was also resurgence for lasers used in photomask tools, both for semiconductors and flat panel displays as the market was pushed towards next generation devices to support shrinking feature sizes.  Bookings for ultraviolet lasers used in printed circuit board (PCB) direct write were strong, presumably reflecting increasing demand for high resolution PCB’s.  There is a push to extend the direct write technology to other PCB formats, although this will require a different cost structure for the tool and laser.  We are currently testing concepts for this purpose.  Microvia drilling, which utilizes both carbon dioxide and ultraviolet lasers, is also picking up as inventories and microvia PCB pricing seems to have bottomed out.

Bookings in the OEM components and instrumentation market decreased in the second fiscal quarter from the same period a year ago after coming off two successive quarters of growth.  Our instrumentation business remains healthy as our Sapphire and Compass products continue to dominate this market.  Emerging applications in HIV screening, live imaging microscopy and automated hematology hold future promise.  Orders from medical OEM customers were weaker following inventory build-up in the preceding quarter.   Similarly, bookings from laser OEMs were down sequentially after several annual buys were placed in the first quarter of fiscal 2005.

Bookings in the materials processing market decreased compared to the same prior year periods primarily due to the unusually high level of bookings in the second quarter of fiscal 2004.  This is our third successive quarter of increasing demand, which was evident in several end markets, including textiles and marking and engraving.  We believe an additional increase in demand was created when, earlier this year, the World Trade Organization lifted quotas on Chinese-made apparel, thereby creating demand for more processing capacity.  We are also seeing a slight shift away from locally made carbon dioxide lasers in China towards commercial grade products.  It is far too early to call this a trend, but it is a development worth watching as we estimate more than 10,000 domestic carbon dioxide lasers are sold in China each year.  In the longer term, we remain concerned about energy prices and interest rates given their historical impact on this market.

Bookings in the scientific and government programs market decreased from the periods one year ago, but remained solid.  We again experienced strong demand from the biological imaging market, which is consistent with our previous predictions.  We posted the second highest-ever order rate for our Chameleon products.  Our amplifier business was mixed as orders for standard products were in-line with expectations and stiff price competition from European suppliers led us to pass on some custom laser business.  We set a record-high for orders of our Evolution laser, which has emerged as the standard for pumping amplifiers, including those from other vendors.  On a geographic basis, the U.S. market recovered from its first quarter sluggishness and Asia remained on track.  European bookings in the second fiscal quarter were disappointing and were due mostly to funding delays.

Bookings in the graphic arts and display market increased from the same prior year periods, driven by several applications.  We have experienced an increase in demand for Paladin solid-state ultraviolet lasers used in newspaper printing.  The main customer benefits are print speed and lower operating costs.  Our penetration into the professional film finishing and digital film writing areas continues to gain momentum with new placements of our Sapphire series lasers.  While green lasers used in computer-to-plate printing have nearly completely succumbed to diode lasers, there is a substantial installed based of legacy systems, which drove a moderately sizeable order for service stock.  We have run a number of demonstrations of our previously announced RGB laser emitter for the consumer and commercial display market.  Based upon feedback, we appear to be on target in terms of fit, form and function.  Not surprisingly, lifetime and cost have rapidly emerged as key success factors.  We are continuing to evolve the technology for this and other markets while we explore various manufacturing models.

In our Lambda Physik segment, second fiscal quarter bookings increased 3.7%, with increases in the lithography market partially offset by slight decreases in the industrial and scientific and medical markets.  Year-to-date bookings increased 25.8%, with increases in the industrial and lithography markets partially offset by decreases in the scientific and medical market.

The industrial market dominated the current quarter order stream for the Lambda Physik segment, although second fiscal quarter orders were down slightly from the strong orders in the same quarter in the prior year.  More than half of the industrial bookings came from a large order for lasers used in low-temperature poly-silicon (LTPS) annealing.  Despite recent reports of excess capacity in the flat panel display (FPD) market, this large order helps demonstrate that LTPS continues to gain share against amorphous silicon.  In fact, one recent report suggested that LTPS panels would account for 30% of the FPD market by 2008, versus its current 9% share.

Lithography bookings increased from the prior year periods and should remain mostly service-related.  We will continue to support our installed base, but have discontinued future investments in lithography.  We are also exploring options to sell Lambda Physik’s interest in Xtreme Technologies, its joint venture with Jenoptik to develop extreme ultra-violet (EUV) light sources.

SciMed bookings grew slightly due to strong increases in our OptexPro lasers which have gained traction with customers in the medical OEM and scientific markets, partially offset by some unusually high scientific orders in the second quarter of fiscal 2004.

Net Sales

Net sales include sales of lasers, laser-based systems, precision optics, related accessories and service contracts.  Net sales for the second fiscal quarter increased 1.4% in our Electro-Optics segment and 18.0% in our Lambda Physik segment from the same quarter one year ago.  Net sales for the first six months of fiscal 2005 increased 6.0% in our Electro-Optics segment and 29.9% in our Lambda Physik segment from the same period one year ago.  For a more complete description of the reasons for changes in net sales, we refer you to the “Results of Operations” section of this Form 10-Q.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (gross profit percentage) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the second fiscal quarter increased from 42.8% to 46.8% in our Electro-Optics segment and increased from 32.2% to 35.6% in our Lambda Physik segment from the same quarter one year ago.  Gross profit percentage in the first six months of fiscal 2005 increased from 42.6% to 46.3% in our Electro-Optics segment and increased from 25.6% to 28.8% in our Lambda Physik segment from the same period one year ago.   For a more complete description of the reasons for changes in gross profit percentage, we refer you to the “Results of Operations” section of this Form 10-Q.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (R&D percentage) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D spending to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased from 12.4% to 10.8% in the second fiscal quarter and decreased from 13.1% to 11.1% for the six months ended April 2, 2005 from the same quarter and year-to-date periods, respectively, one year ago.  For a more complete description of the reasons for changes in R&D percentage, refer to the “Results of Operations” section of this Form 10-Q.

Net Cash Provided by Operating Activities

Net cash provided by continuing operating activities shown on our Condensed Consolidated Statements of Cash Flows primarily represents the excess of cash collected from billings to our customers and other receipts, including tax refunds, over cash paid to our vendors for expenses and inventory purchases to run our business.  This amount represents cash generated by current operations to pay for equipment, technology, and other investing activities, to repay debt, fund acquisitions and for other financing purposes.  We believe this is an important performance indicator since cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth.  We believe generating consistent cash from operations is an indication that our products are achieving a high level of customer satisfaction and we are appropriately monitoring our expenses and inventory levels.  For a more complete description of the components of cash flows from continuing operating activities, we refer you to the Condensed Consolidated Statements of Cash Flows in this Form 10-Q and the “Changes in Financial Condition” section of this Form 10-Q.

Daily Sales Outstanding in Inventories

We calculate daily sales outstanding (DSO) in inventories as net inventories at the end of the period divided by net sales of the period and then multiplied by the number of days in the period, using 90 days for quarters.  This indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more cash flow available.  The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in inventories for the second quarter of fiscal 2005 decreased 1.4 days from the same quarter one year ago primarily due to Lambda’s write-off of lithography inventory and better management of inventory levels in relation to sales volumes in both segments, partially offset by Electro-Optics’ increase due to a combination of a build-up of safety stock for some key components and increased inventory levels to improve customer service.

Daily Sales Outstanding in Receivables

We calculate daily sales outstanding (DSO) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  This indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more cash flow available.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in receivables for the second quarter of fiscal 2005 decreased 3.7 days from the same quarter one year ago.  The improvement in DSO is primarily due to a lower volume of receivables with longer terms in our Lambda segment, as well as improved collections.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (capital spending percentage) is calculated as capital expenditures for the period divided by net sales for the period.  This indicates the extent to which we are expanding or modernizing our operations, including investments in technology.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures.  Our capital spending percentage decreased from 4.6% to 2.8% compared to the same quarter one year ago primarily due to lower spending for information technology and manufacturing equipment.  Our capital spending percentage decreased from 14.3% to 3.1% for the first six months of fiscal 2005 compared to the same year-to-date period one year ago primarily due to our purchase of our previously leased facility in Santa Clara, California, in the first quarter of fiscal 2004 and lower spending on information technology.  We anticipate that capital spending for fiscal 2005 will be approximately 4% to 5% of net sales.

SIGNIFICANT EVENTS

On June 3, 2003, we initiated a tender offer to purchase the 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary owned by other shareholders (the minority interest) for approximately $10.50 per share.  Through the end of fiscal 2004, we had purchased a total of 4,588,500 outstanding shares for approximately $49.0 million, resulting in a total ownership percentage of 95.01% (inclusive of shares previously owned).  During the second quarter of fiscal 2005, we acquired the remaining 661,500 outstanding shares for approximately $11.8 million, resulting in our full ownership of Lambda Physik.

In December 2004, our Lambda Physik subsidiary decided to discontinue future product development and investments in the semiconductor lithography market.  As a result, during the six months ended April 2, 2005, we recognized a charge of $2.7 million (net of minority interest of $0.1 million) primarily related to recognizing write-downs of excessive and obsolete inventories, exiting certain purchase commitments and charges related to government grants.  We anticipate this decision will also result in re-deployment of a portion of Lambda’s lithography future R&D dollars into the most promising growth areas of Lambda Physik’s Industrial and Scientific/Medical markets.

During the second quarter of fiscal 2005, we recorded a reduction of $10.2 million of valuation allowance on Lambda Physik’s deferred tax assets as we believe that it is more likely than not that we will be able to realize these assets.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.4%	59.0%	57.2%	60.3%
Gross profit	44.6%	41.0%	42.8%	39.7%
Operating expenses:
Research and development	10.8%	12.4%	11.1%	13.1%
Selling, general and administrative	21.9%	23.5%	22.2%	24.4%
Restructuring, impairment and other charges	0.0%	0.0%	0.1%	0.1%
Intangibles amortization	1.2%	1.4%	1.2%	1.6%
Total operating expenses	33.9%	37.3%	34.6%	39.2%
Income from operations	10.7%	3.7%	8.2%	0.5%
Other income (expense):
Interest and dividend income	0.8%	0.5%	0.8%	0.6%
Interest expense	(0.4)%	(0.6)%	(0.5)%	(0.7)%
Foreign exchange gain	0.2%	0.3%	0.1%	0.3%
Other—net	(0.1)%	0.1%	0.3%	0.9%
Total other income (expense), net	0.6%	0.3%	0.7%	1.1%
Income from continuing operations before income taxes and minority interest	11.3%	4.0%	8.9%	1.7%
Provision (benefit) for income taxes	(3.6)%	1.9%	(0.8)%	0.6%
Income from continuing operations before minority interest	14.9%	2.1%	9.6%	1.1%
Minority interest in subsidiaries’ losses	—	0.1%	0.1%	0.2%
Income from continuing operations	14.9%	2.2%	9.7%	1.3%
Discontinued operations, net of tax	0.0%	0.2%	0.0%	0.1%
Net income	14.9%	2.4%	9.7%	1.4%

Net income for the second quarter of fiscal 2005 was $19.6 million ($0.63 per diluted share) including a tax benefit from the reversal of a deferred tax valuation allowance of $9.6 million related to our Lambda Physik segment (tax benefit) and a favorable adjustment of $0.3 million related to our Lambda Physik segment’s first quarter of fiscal 2005 decision to discontinue future lithography investments.  For the same quarter in the prior year, net income from continuing operations was $2.8 million ($0.09 per share).  Net income for the first six months of fiscal 2005 was $25.0 million ($0.81 per diluted share) including a tax benefit from the reversal of a deferred tax valuation allowance of $9.6 million related to our Lambda Physik segment and a tax benefit of $0.5 million related to federal tax law changes enacted in the first quarter of fiscal 2005, partially offset by a charge of $2.7 million related to our decision to discontinue future lithography investments.  For the same six months in the prior year, net income from continuing operations was $3.0 million ($0.10 per share).  The increase in net income for the quarter is primarily due to the current quarter’s tax benefit, higher gross margins as a percentage of sales, higher sales volumes and lower R&D expenses.  Year-to-date, the increase in net income is primarily due to the current quarter’s tax benefit, higher sales volumes, higher gross margins as a percentage of sales and lower R&D expenses, partially offset by the charges related to our decision to discontinue future lithography investments.

NET SALES:

	Three Months Ended
	April 2, 2005		April 3, 2004
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(dollars in thousands)
Consolidated:
Domestic	$44,141	33.7%	$47,147	37.5%
Foreign	87,034	66.3%	78,661	62.5%
Total	$131,175	100.0%	$125,808	100.0%

Electro-Optics:
Domestic	$40,045	30.6%	$44,704	35.5%
Foreign	65,338	49.8%	59,242	47.1%
Total	$105,383	80.4%	$103,946	82.6%

Lambda Physik:
Domestic	$4,096	3.1%	$2,443	2.0%
Foreign	21,696	16.5%	19,419	15.4%
Total	$25,792	19.6%	$21,862	17.4%

	Six Months Ended
	April 2, 2005		April 3, 2004
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(dollars in thousands)
Consolidated:
Domestic	$89,070	34.6%	$91,292	39.1%
Foreign	168,127	65.4%	142,467	60.9%
Total	$257,197	100.0%	$233,759	100.0%

Electro-Optics:
Domestic	$81,394	31.6%	$85,950	36.8%
Foreign	124,888	48.6%	108,619	46.4%
Total	$206,282	80.2%	$194,569	83.2%

Lambda Physik:
Domestic	$7,676	3.0%	$5,342	2.3%
Foreign	43,239	16.8%	33,848	14.5%
Total	$50,915	19.8%	$39,190	16.8%

Consolidated

Net sales for the second fiscal quarter and the six months ended April 2, 2005 increased $5.4 million, or 4%, and $23.4 million, or 10%, respectively, from the same periods one year ago.  Increases in both periods were a result of increased sales volumes in both segments.  During the second quarter of fiscal 2005, domestic sales decreased $3.0 million, or 6%, while foreign sales increased $8.4 million, or 11%.  During the six months ended April 2, 2005, domestic sales decreased $2.2 million, or 2%, while foreign sales increased $25.7 million, or 18%.  We anticipate that consolidated net sales in the third quarter of fiscal 2005 will be consistent with net sales of the second quarter of fiscal 2005.

Electro-Optics

Electro-Optics net sales increased $1.4 million, or 1%, and $11.7 million, or 6%, for the second fiscal quarter and six months ended April 2, 2005, respectively, compared to the corresponding prior year periods.  Domestic sales decreased $4.7 million, or 10%, and foreign sales increased $6.1 million, or 10%, during the second quarter of fiscal 2005 compared to the same quarter one year ago.  Domestic sales decreased $4.6 million, or 5%, and foreign sales increased $16.3 million, or 15%, during the first six months of fiscal 2005 compared to the same period one year ago.

The second quarter increase was primarily due to the strengthening of the Euro and Yen against the U.S. dollar ($1.9 million) and increases in the OEM components and instrumentation and materials processing markets, partially offset by decreases in the microelectronics and graphic arts and display markets.  OEM components and instrumentation application sales increased $1.4 million, or 6%, primarily due to increased thermal imaging and medical shipments.  Materials processing application sales increased $1.3 million, or 10%, primarily due to higher shipments for marking, engraving and textile processing applications.  Microelectronics market application net sales decreased $0.8 million, or 3%, due to softness in the advanced packaging and interconnect business in Asia and materials processing market, partially offset by strong semiconductor application shipments.  Sales in the graphic arts and display applications decreased $0.5 million, or 7%, primarily due to lower shipments for reprographic applications.  The year-to-date increase is primarily due to an increase in the microelectronics market, the strengthening of the Euro and Yen against the U.S. dollar ($5.1 million) and increases in the markets for OEM components and instrumentation, materials processing and scientific research and government programs, partially offset by decreases in the graphic arts and display market.  Microelectronics market application net sales increased $6.8 million, or 15%, due to improving fundamentals in the consumer electronics markets.  OEM components and instrumentation application sales increased $3.5 million, or 7%, primarily due to increased thermal imaging shipments.  Materials processing application sales increased $3.0 million, or 11%, primarily due to higher shipments for marking, engraving and textile processing applications.  Net sales within the scientific research and government programs lines of business improved by $0.9 million, or 1%, primarily as a result of increased sales from custom scientific products.  Sales in the graphic arts and display applications decreased $2.5 million, or 17%, primarily due to lower shipments for reprographic applications.  Although we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

Lambda Physik

Lambda Physik net sales increased $3.9 million, or 18%, and $11.7 million, or 30%, for the second fiscal quarter and six months ended April 2, 2005, respectively, compared to the corresponding prior year periods.  Domestic sales increased $1.6 million, or 68%, and foreign sales increased $2.3 million, or 12%, during the second quarter of fiscal 2005 compared to the same quarter one year ago.  Domestic sales increased $2.3 million, or 44%, and foreign sales increased $9.4 million, or 28%, during the first six months of fiscal 2005 compared to the same period one year ago.

Net sales increased in the second quarter of fiscal 2005 primarily due to higher sales volumes of $3.6 million, or 28%, in the industrial market resulting from increases in flat panel display, ink jet systems and service business.  For the first six months of fiscal 2005, net sales increased primarily due to higher sales volumes of $11.2 million, or 55%, in the industrial market due to increases in flat panel display, ink jet systems and service business.  The second quarter and first six months of fiscal 2005 include the favorable impact of the strengthening of the Euro and Yen against the U.S. dollar ($0.5 million and $1.5 million, respectively).

GROSS PROFIT

Consolidated

The consolidated gross profit rate increased to 44.6% from 41.0% in the second fiscal quarter and increased to 42.8% from 39.7% for the six months ended April 2, 2005, compared to the same periods one year ago.

The second fiscal quarter increase in gross profit rate was primarily due to changes in product mix (1.8%) with higher margins on Lambda Physik’s lithography service business, higher margin product mix within Electro-Optics scientific products, higher sales of higher margin Electro-Optics diode-pumped products and higher sales of higher margin Lambda Physik medical OEM products;  more effective leveraging of manufacturing overhead (1.2%) due to higher sales volumes and non-recurring customer-funded manufacturing engineering spending in the Electro-Optics segment; more favorable variances (0.9%) due to the sale of previously scrapped semiconductor-related inventory in the Electro-Optics segment; and lower warranty costs due to improving quality (0.8%); partially offset by higher write-downs of slow-moving inventory (0.8%) in our Lambda Physik segment.

The year-to-date increase in gross profit rate was primarily due to more favorable variances (2.2%) due to the sale of previously scrapped semiconductor-related inventory and improved yields in the Electro-Optics segment; more effective leveraging of manufacturing overhead (2.0%) due to higher sales volumes and non-recurring customer-funded manufacturing engineering spending in the Electro-Optics segment; and lower warranty costs due to improving quality (0.7%); partially offset by the first quarter of fiscal 2005 lithography charge for write-downs of excess and obsolete inventories, charges related to government grants and exiting certain purchase commitments (0.9%); and higher other costs (0.6%) due to higher royalty expense and higher inventory write-downs in our Electro-Optics segment.

Our consolidated gross profit rates have been and will continue to be affected by a variety of factors including foreign and domestic sales mix, manufacturing efficiencies, excess and obsolete inventory write downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, foreign currency fluctuations and field service margins.  We anticipate that consolidated gross margins for the third quarter of fiscal 2005 will be in the range of 44% to 45%.

Electro-Optics

The gross profit rate increased to 46.8% from 42.8% in the second fiscal quarter and increased to 46.3% from 42.6% for the six months ended April 2, 2005, compared to the same periods one year ago.  The second fiscal quarter increase was primarily due to  more effective leveraging of manufacturing overhead (1.5%) due to higher sales volumes and non-recurring customer-funded manufacturing engineering spending; higher product margins (1.1%) primarily due to higher margin product mix within scientific and higher sales of higher margin diode-pumped products; and more favorable variances (1.1%) due to the sale of previously scrapped semiconductor-related inventory.  The year-to-date increase was primarily due to more favorable variances (2.8%) due to the sale of previously scrapped semiconductor-related inventory and improved yields; and more effective leveraging of manufacturing overhead (2.5%) due to higher sales volumes and non-recurring customer-funded manufacturing engineering spending; partially offset by lower product margins (1.1%) primarily due to higher sales of lower margin diode-pumped products, partially offset by lower sales of lower margin scientific products; and higher other costs (0.8%) due to higher royalty expense and higher inventory provisions.

Lambda Physik

The gross profit rate increased to 35.6% from 32.2% in the second fiscal quarter and increased to 28.8% from 25.6% for the six months ended April 2, 2005, compared to the same periods one year ago.  The second fiscal quarter increase was primarily due to  increased product margins (4.6%) due to higher margins on lithography service business and higher sales of higher margin medical OEM products and lower warranty costs (3.0%) due to improving quality.  The increases were partially offset by higher write-downs for slow-moving inventory (4.2%).  The year-to-date increase was primarily due to higher margins on lithography service business and higher sales of higher margin medical OEM products (4.2%), lower warranty costs due to improving quality (2.9%) and lower losses on service contracts (1.1%), partially offset by the current year lithography charge for write-downs of excess and obsolete inventories, charges related to government grants and exiting certain purchase commitments (4.4%) and the impact of a large EUV shipment at distributor margins (0.9%) in the first quarter of fiscal 2005.

OPERATING EXPENSES:

	Three Months Ended
	April 2, 2005		April 3, 2004
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(dollars in thousands)
Research and development	$14,175	10.8%	$15,593	12.4%
Selling, general and administrative	28,765	21.9%	29,517	23.5%
Restructuring, impairment and other charges	(40)	0.0%	—	—
Intangibles amortization	1,528	1.2%	1,770	1.4%
Total operating expenses	$44,428	33.9%	$46,880	37.3%

	Six Months Ended
	April 2, 2005		April 3, 2004
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(dollars in thousands)
Research and development	$28,451	11.1%	$30,710	13.1%
Selling, general and administrative	57,203	22.2%	56,968	24.4%
Restructuring, impairment and other charges	260	0.1%	237	0.1%
Intangibles amortization	3,021	1.2%	3,699	1.6%
Total operating expenses	$88,935	34.6%	$91,614	39.2%

Research and development (R&D) expenses decreased $1.4 million, or 9%, and $2.2 million, or 7%, in the fiscal quarter and six months ended April 2, 2005 compared to the comparable periods one year ago.  As a percentage of net sales, R&D expense decreased to 10.8% from 12.4% in the second fiscal quarter and decreased to 11.1% from 13.1% in the six months ended April 2, 2005 as compared to the corresponding amounts in the prior year.  The second fiscal quarter decrease was primarily due to the completion of Lambda’s 193nm lithography program during the first fiscal quarter of 2005 ($2.0 million), higher net reimbursements ($1.1M) for development projects in our Electro-Optics segment and lower spending than in the prior year period to improve product reliability and expand specifications in our Lambda Physik segment ($0.9 million), partially offset by increased project spending on supplies and labor in our Electro-Optics segment ($1.8 million) primarily for optically pumped and individually addressable semiconductor laser bar products and the impact of the strengthening of the Euro and Yen against the U.S. dollar ($0.4 million). The year-to-date decrease was primarily due to the completion of Lambda Physik’s 193nm lithography program during the first fiscal quarter of 2005 ($2.5 million), higher net reimbursements ($2.3M) for development projects in our Electro-Optics segment and lower spending than in the prior year period to improve product reliability and expand specifications in our Lambda Physik segment ($2.0 million), partially offset by increased project spending on supplies and labor in our Electro-Optics segment ($3.4 million) primarily for optically pumped and individually addressable semiconductor laser bar, diode-pumped and laser diode module products and the impact of the strengthening of the Euro and Yen against the U.S. dollar ($1.1 million).  We anticipate R&D expenses to be in the range of 11.0% to 11.5% of net sales in the third quarter of fiscal 2005.

Selling, general and administrative (SG&A) expenses in the second fiscal quarter of 2005 decreased $0.8 million, or 3%, from the comparable fiscal quarter one year ago, and as a percentage of net sales decreased to 21.9% from 23.5%.  Year-to-date, selling, general and administrative (SG&A) expenses increased $0.2 million, or less than 1%, from the comparable period one year ago, but as a percentage of net sales decreased to 22.2% from 24.4%.  The second fiscal quarter decrease was primarily due to reduced charges attributable from deferred compensation plan liabilities ($0.6 million), lower medical insurance claims under our self-insured programs ($0.4 million) and the weakening of the Euro and Yen against the U.S. dollar ($0.2 million), partially offset by higher consulting and depreciation expense related to our investments in information technology systems ($0.5 million).  The year-to-date increase was primarily due to higher consulting and depreciation expense related to our investments in information technology systems ($1.1 million) and the strengthening of the Euro and Yen against the U.S. dollar ($0.5 million), partially offset by lower medical insurance claims under our self-insured programs ($0.9 million) and reduced charges attributable from deferred compensation plan liabilities ($0.5 million).  We anticipate SG&A expenses to be in the range of 23.0% to 23.5% of net sales in the third quarter of fiscal 2005.

Our restructuring, impairment and other charges during the three months and six months ended April 2, 2005 and the six months ended April 3, 2004 were due to adjustments to the estimated contractual obligation for lease and other facility costs of a previously vacated building, net of sublease income.

Amortization of intangible assets decreased $0.2 million, or 14%, and $0.7 million, or 18%, in the fiscal quarter and six months ended April 2, 2005 compared to the comparable periods one year ago.  The decrease was due to the completion of amortization of certain intangibles related to our Positive Light acquisition and to technology sold in the second quarter of fiscal 2004.

OTHER INCOME (EXPENSE)

Other income, net of other expense, increased $0.4 million during the second quarter of fiscal 2005 and decreased $1.0 million in the six months ended April 2, 2005 compared to the comparable periods one year ago.  The second quarter increase was primarily due to higher interest income ($0.5 million) as a result of higher returns and higher cash balances, lower losses recognized on our share of the losses of Lambda Physik’s Xtreme joint venture ($0.5 million) and lower interest expense ($0.3 million) due to principal payments made on our Star notes, partially offset by lower investment gains, net of expenses, associated with our deferred compensation plans ($0.7 million).  The year-to-date decrease was primarily due to lower investment gains, net of expenses, associated with our deferred compensation plans ($1.2 million) and $0.6 million less favorable foreign currency exchange net gains, partially offset by higher interest income ($0.7 million) as a result of higher returns and higher cash balances and lower losses recognized on our share of the losses of Lambda Physik’s Xtreme joint venture ($0.3 million).  Lambda Physik is currently exploring options to sell its interest in the Xtreme joint venture.

INCOME TAXES

The effective tax rate on income before minority interest for the second quarter of fiscal 2005 of (31.8%) was lower than the statutory rate of 35.0% primarily due to a benefit of $9.6 million related to the reversal of deferred tax valuation allowances at Lambda Physik.  The effective tax rate on income before minority interest for the six months ended April 2, 2005 of (8.6%) was lower than the statutory rate of 35.0% primarily due to due to a benefit of $9.6 million related to the reversal of deferred tax valuation allowances at Lambda Physik and benefits from R&D tax credits, including benefits of federal tax law changes enacted in the first quarter of fiscal 2005.

The effective tax rate on income from continuing operations before minority interest for the second quarter of fiscal 2004 of 47.7% was higher than the statutory rate of 35.0% primarily due to valuation allowance provisions related to losses at Lambda Physik partially offset by benefits from R&D tax credits.  The effective tax rate on income from continuing operations before minority interest for the six months ended April 3, 2004 of 34.9% was lower than the statutory rate of 35.0% primarily due to valuation allowance provisions related to losses at Lambda Physik partially offset by benefits from R&D tax credits.

MINORITY INTEREST IN SUBSIDIARIES (EARNINGS) LOSSES

Minority interest in subsidiaries losses decreased $0.1 million and $0.3 million for the second quarter and first six months of fiscal 2005, respectively, compared to the same periods in the prior year due to lower net losses incurred by Lambda Physik and the completion of the purchase of the remaining shares of Lambda Physik in the second quarter of fiscal 2005.  As a result of the  completion of the purchase, there will be no minority interest in earnings or losses of Lambda Physik in future periods.

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

	Six Months Ended
	April 2, 2005	April 3, 2004
	(in thousands)
Net cash provided by operating activities	$48,704	$31,907
Sales of shares under employee stock plans	7,285	4,441
Purchases of property and equipment	(7,945)	(33,474)
Acquisition of businesses, net of cash acquired	(12,129)	(2,471)
Net payments on debt borrowings	(745)	(771)

Net cash provided by operating activities increased by $16.8 million to $48.7 million for the six months ended April 2, 2005 compared to $31.9 million for the same period one year ago.  The increase was primarily due to current year-to-date operating earnings and higher cash flows from accounts receivable, partially offset by higher income tax refunds received in fiscal 2004.  We believe that our cash flow provided by operating activities will be adequate to cover our current working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities.  We continue to follow our strategy to further strengthen our financial position by primarily using available cash flow to fund operations and to reduce the amount of debt we have outstanding.

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

Additional sources of cash available to us were a multi-currency line of credit and bank credit facilities totaling $39.0 million as of April 2, 2005, of which $28.9 million was unused and available.  These credit facilities were used in Europe during the six months ended April 2, 2005.  Our domestic lines of credit include a $12.5 million unsecured revolving account from Union Bank of California, which expires January 31, 2007.  No amounts have been drawn upon our domestic lines of credit as of April 2, 2005.

Our ratio of current assets to current liabilities was 4.6:1 at April 2, 2005 compared to 4.3:1 at October 2, 2004.  The increase in our ratio from October 2, 2004 to April 2, 2005 is primarily due to increases in cash and cash equivalents and short-term investments, partially offset by decreases in accounts receivable and current deferred tax assets.  Our cash position, working capital and debt obligations are as follows:

	April 2, 2005	October 2, 2004
	(in thousands)
Cash and cash equivalents	$99,002	$87,659
Working capital	377,896	345,643
Total debt obligations	27,321	27,915

Debt Obligations and Restricted Cash, Cash Equivalents and Short-term Investments

At April 2, 2005, our current and long-term debt obligations primarily consisted of our notes payable to finance our acquisition of Star Medical (Star notes).  The Star notes agreement requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account.  At April 2, 2005, $15.2 million of current and $15.2 million of non-current restricted cash, cash equivalents and short-term investments were related to the Star notes (see Note 9 in our Notes to Condensed Consolidated Financial Statements).

Our $12.5 million unsecured revolving account from Union Bank of California agreement is subject to standard covenants related to financial ratios and profitability.  At April 2, 2005, we were in compliance with these covenants.

As part of our tender offer to purchase the remaining outstanding shares of our Lambda Physik subsidiary, we were required by local regulations to have funds available for the offer in an account located in Germany.  As of April 2, 2005, we had $1.4 million restricted for close out costs related to the purchase of the shares of Lambda Physik that is included in non-current restricted cash, cash equivalents and short-term investments on our condensed consolidated balance sheets.  We purchased the remaining shares of Lambda Physik during the second fiscal quarter of 2005.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Regulation S-K.  Information regarding our long-term debt payments, operating lease payments, capital lease payments and long-term purchase commitments is provided in Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of  our Annual Report on Form 10-K/A for the fiscal year ended October 2, 2004, as amended.  There have been no material changes in contractual obligations since October 2, 2004.  Information regarding our other financial commitments at April 2, 2005 is provided in the Notes to the Condensed Consolidated Financial Statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the six months ended April 2, 2005 was $48.7 million, which included net income of $25.0 million, depreciation and amortization of $17.4 million, cash provided by operating assets and liabilities of $8.4 million and other items aggregating $0.7 million, partially offset by decreases in net deferred tax assets of $2.8 million.

Cash used for investing activities during the six months ended April 2, 2005 of $43.6 million included $30.4 million, net, used to purchase available-for-sale securities, $12.1 million used to purchase the remaining shares of Lambda Physik, $7.9 million used to acquire property and equipment, $1.2 million used to pay premiums on life insurance and other items aggregating $0.6 million, partially offset by a $8.4 million decrease in restricted cash for the purchase of the remaining shares of Lambda Physik and $0.2 million provided by proceeds from the dispositions of property and equipment.

Cash provided by financing activities during the six months ended April 2, 2005 of $6.1 million included $7.3 million generated from our employee stock purchase and stock option plans, partially offset by net debt repayments of $0.7 million and a decrease in cash overdraft of $0.5 million.

Changes in exchange rates during the six months ended April 2, 2005 provided $0.2 million, primarily due to the strengthening of the Euro and Japanese Yen in relation to the U.S. dollar.

RECENT ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” (SFAS 151), an amendment of Accounting Research Bulletin No. 43, Chapter 4.  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe that the adoption of SFAS 151 will have a material effect on our results of operations or consolidated financial position.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of SFAS 123R.  The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005.

We have not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense.  The pro forma effects on net income and earnings per share as if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are in our Notes to Condensed Consolidated Financial Statements (see Note 1).  Although the pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important aspects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for our fiscal quarter beginning October 2, 2005, and allows for the use of the Modified Prospective Application Method.  Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.  In addition, companies may use the Modified Retrospective Application Method.  This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption.  If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.  We have not yet determined which method we will apply upon our adoption of SFAS 123R.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47).  FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated.  The Interpretation is effective no later than December 31, 2005 and the cumulative effect of initially applying FIN 47 will be recognized as a change in accounting principle.  We are in the process of evaluating the expected effect of FIN 47 on our consolidated financial statements.

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

During the six months ended April 2, 2005, our research and development expenses were 11% of net sales.  Over the last three fiscal years, our research and development expenses have been approximately 13% of net sales.  Our future success depends on our ability to anticipate our customers’ needs and develop products that address those needs.  Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly.  If we fail to effectively transfer production processes, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed.

We face risks associated with our foreign sales that could harm our financial condition and results of operations.

For the six months ended April 2, 2005, 65% of net sales were derived from customers outside of the United States.  For fiscal years 2004, 2003 and 2002, 61%, 61% and 60%, respectively, of our net sales were derived from customers outside of the Untied States.  We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future.  The global economic slowdown has already had and could continue to have a negative effect on various foreign markets in which we operate.  This may cause us to simplify our foreign legal entity structure and reduce our presence in certain countries, which may negatively affect the overall level of business in such countries.  A portion of our foreign sales occurs through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers.  Our foreign operations and sales are subject to a number of risks, including:

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

Competition in the various photonics markets in which we provide products is very intense.  We compete against a number of companies, including Newport Corporation’s Spectra-Physics Lasers business unit; Excel Technology, Inc., JDS Uniphase Corp. and Rofin-Sinar Technologies, Inc; and.  Some of our competitors are large companies that have significant financial, technical, marketing and other resources.  These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products.  Some of our competitors that have more cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines.  Any of these acquisitions could give our competitors a strategic advantage.  Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

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

We are in the process of reviewing the operational efficiency of Lambda Physik’s operations and expect to achieve efficiencies by integrating some of Lambda Physik’s operations and information technology systems into other Coherent operations.  However, integrating the operations of Lambda Physik into our operations is a complex, time consuming and expensive process.  The complexity of the technologies and operations being integrated and the disparate corporate cultures being combined may increase the difficulty of integration.  Management’s focus on the integration of operations may divert attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts.  In addition, it is common in the technology industry for aggressive competitors to attract customers and recruit key employees away from companies during the integration phase of an acquisition.

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

Our financial results will be affected by changes in the accounting rules governing the recognition of stock-based compensation expense

Currently, we measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  Under this method, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date.  In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we provide disclosures of our operating results as if we had applied the fair value method of accounting (pro-forma basis).  Beginning in the second quarter of fiscal 2003, we provided such disclosures in our Quarterly Reports on Form 10-Q in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, the charges would have been significantly higher ($2.1 million and $4.4 million in the quarter and six months ended April 2, 2005, respectively, and $14.4 million, $17.6 million and $19.0 million in fiscal 2004, 2003 and 2002, respectively) than the intrinsic value method currently being used.

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

Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important aspects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS 123R.

Beginning in the first quarter of fiscal 2006, when these changes are expected to be implemented, we and other companies will be required to measure compensation expense using the fair value method, which will adversely affect our results of operations by decreasing our earnings by the additional amount of such stock option charges.

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

For the quarter and six months ended April 2, 2005, our research and development costs were $14.2 million (11% of net sales) and $28.5 million (11% of net sales), respectively.  For our fiscal years 2004, 2003 and 2002, our research and development costs were $62.7 million, $51.0 million and $52.4 million, or 13% net sales for each respective fiscal year.  We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance.  Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of income securities.  These securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from levels at April 2, 2005, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount.  We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.  If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At April 2, 2005, the fair value of our available-for-sale debt securities was $140.6 million, $13.6 million of which was classified as cash and equivalents, $106.8 million was classified as short-term investments and $20.2 million was classified as restricted cash, cash equivalents and short-term investments on our condensed consolidated balance sheet at April 2, 2005.

At April 2, 2005, we had fixed rate long-term debt of approximately $26.2 million, and a hypothetical 10% increase in interest rates would not have a material impact on the fair market value of this debt, based on pricing models using current interest rates.  We do not hedge any interest rate exposures.

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

A hypothetical 10% appreciation of the forward adjusted U.S. dollar to April 2, 2005 market rates would increase the unrealized value of our forward contracts by $0.9 million.  Conversely, a hypothetical 10% depreciation of the forward adjusted U.S. dollar to April 2, 2005 market rates would decrease the unrealized value of our forward contracts by $1.1 million.

The following table provides information about our foreign exchange forward contracts at April 2, 2005.  The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date, the weighted average contractual foreign currency exchange rates and fair value.  The U.S. notional fair value represents the contracted amount valued at April 2, 2005 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Fair Value Hedges:
Euro	1.3104	$(30,719)	$(30,340)
British Pound Sterling	1.8671	1,400	1,409
Japanese Yen	103.9537	18,168	17,653
Canadian Dollar	1.2185	927	931

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

In coming to the conclusion that our disclosure controls and procedures were effective as of April 2, 2005, our CEO and CFO considered, among other things, the control deficiency related to the accounting for our deferred compensation plans, which resulted in the need to restate our previously issued financial statements as disclosed in Note 1 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 99 “Materiality,” Accounting Principles Board Opinion No. 28 “Interim Financial Reporting” paragraph 29 and SAB Topic 5-F “Accounting Changes Not Retroactively Applied Due to Immateriality” and taking into consideration that (i) the restatement corrections did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) the cumulative impact of the restatement corrections was not material to the financial statements of prior interim or annual periods; and (iii) we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the period discovered, would have been material to that period’s reported net income, management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness.

During the quarter ended April 2, 2005, we effected a material change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) with the implementation of additional review procedures over the accounting for our deferred compensation plans.  The additional review procedures were implemented to remediate the internal control deficiency that lead to the restatement.

PART II. OTHER INFORMATION

ITEM 6.          Exhibits

2.1*	Agreement and Plan of Merger. (Previously filed as Exhibit 2.1 to Form 10 K for the fiscal year ended September 29, 1990).

3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10 K for the fiscal year ended September 29, 1990).

3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10 K for the fiscal year ended September 28, 2002).

3.3*	Bylaws of Coherent, Inc, as amended (Previously filed as Exhibit 3.2 to Form 10 K for the fiscal year ended September 29, 1990).

4.1*	Amended and Restated Common Shares Rights Agreement dated November 2, 1989 between Coherent and the Bank of Boston. (Previously filed as Exhibit 4.1 to Form 8 K filed on November 3, 1989).

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