Form 10-Q
period 2005-07-02
COHERENT INC
filed 2005-08-11
CIK 21510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2005

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on July 31, 2005 was 31,140,001 shares.

COHERENT, INC.

INDEX

Part I.	Financial Information

Item I.	Financial Statements

Condensed Consolidated Statements of Operations (unaudited) Three and nine months ended July 2, 2005 and July 3, 2004 (restated)

Condensed Consolidated Balance Sheets (unaudited) July 2, 2005 and October 2, 2004

Condensed Consolidated Statements of Cash Flows (unaudited) Nine months ended July 2, 2005 and July 3, 2004 (restated)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
		(as restated, see note 15)		(as restated, see note 15)
Net sales	$125,269	$127,951	$382,466	$361,710
Cost of sales	68,589	72,972	215,763	213,891
Gross profit	56,680	54,979	166,703	147,819
Operating expenses:
Research and development	13,882	15,519	42,358	46,229
In-process research and development	1,577	—	1,577	—
Selling, general and administrative	28,855	28,720	85,991	85,688
Restructuring, impairment and other charges (recoveries)	(360)	18	(100)	255
Intangibles amortization	1,674	1,504	4,695	5,203
Total operating expenses	45,628	45,761	134,521	137,375
Income from operations	11,052	9,218	32,182	10,444
Other income (expense):
Interest and dividend income	1,341	574	3,389	1,912
Interest expense	(492)	(793)	(1,862)	(2,436)
Foreign exchange gain (loss)	(13)	(45)	229	772
Other—net	(112)	281	665	2,442
Total other income, net	724	17	2,421	2,690
Income from continuing operations before income taxes and minority interest	11,776	9,235	34,603	13,134
Provision for income taxes	2,131	4,222	173	5,581
Income from continuing operations before minority interest	9,645	5,013	34,430	7,553
Minority interest in subsidiaries’ (earnings) losses	—	(269)	180	209
Income from continuing operations	9,645	4,744	34,610	7,762
Discontinued operations, net of income taxes of $145	—	—	—	218
Net income	$9,645	$4,744	$34,610	$7,980

Net income per basic share:
Income from continuing operations	$0.31	$0.16	$1.13	$0.26
Income from discontinued operations	—	—	—	0.01
Net income	$0.31	$0.16	$1.13	$0.27

Net income per diluted share:
Income from continuing operations	$0.31	$0.15	$1.11	$0.25
Income from discontinued operations	—	—	—	0.01
Net income	$0.31	$0.15	$1.11	$0.26

Shares used in computation
Basic	30,856	30,243	30,655	30,122
Diluted	31,454	30,620	31,133	30,502

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	July 2, 2005	October 2, 2004

ASSETS
Current assets:
Cash and cash equivalents	$97,355	$87,659
Restricted cash, cash equivalents and short-term investments	15,466	15,343
Short-term investments	112,240	83,075
Accounts receivable—net of allowances of $4,178 and $3,745, respectively	81,529	96,825
Inventories	113,593	104,698
Prepaid expenses and other assets	22,063	19,350
Deferred tax assets	43,076	43,222
Total current assets	485,322	450,172
Property and equipment, net	156,627	166,054
Restricted cash, cash equivalents and short-term investments	1,224	23,580
Goodwill	67,520	53,104
Intangible assets, net	44,366	35,454
Other assets	32,678	28,962
	$787,737	$757,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$12,980	$13,700
Accounts payable	19,457	17,648
Income taxes payable	10,199	9,603
Other current liabilities	65,647	63,578
Total current liabilities	108,283	104,529
Long-term obligations	614	14,215
Other long-term liabilities	51,309	49,128
Minority interest in subsidiaries	—	5,402
Commitments and contingencies (Note 10)
Stockholder’s equity:
Common stock, par value $.01:
Authorized—500,000 shares Outstanding—31,103 shares and 30,392 shares, respectively	308	302
Additional paid-in capital	326,018	308,236
Deferred stock compensation	(3,015)	—
Notes receivable from stock sales	(324)	(758)
Accumulated other comprehensive income	30,178	36,516
Retained earnings	274,366	239,756
Total stockholders’ equity	627,531	584,052
	$787,737	$757,326

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	July 2, 2005	July 3, 2004
		(as restated, see Note 15)
Cash flows from continuing operating activities:
Income from continuing operations	$34,610	$7,762
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	21,448	22,601
Intangible assets amortization	4,695	5,203
Deferred income taxes	(7,645)	1,080
Stock based compensation	262	40
Tax benefit from employee stock options	1,381	659
Purchased in-process research and development	1,577	—
Non-cash restructuring, impairment and other charges	3,061	—
Other	1,386	1,909
Changes in operating assets and liabilities:
Accounts receivable	18,367	(11,499)
Inventories	(5,310)	(1,796)
Prepaid expenses and other assets	(1,643)	(1,141)
Other assets	(781)	(713)
Accounts payable	562	2,045
Income taxes payable	67	26,867
Other current liabilities	(2,037)	(4,629)
Other long-term liabilities	2,921	240
Net cash provided by continuing operating activities	72,921	48,628

Cash flows from continuing investing activities:
Decrease in restricted cash, cash equivalents and short-term investments	23,644	15,688
Purchases of property and equipment	(12,139)	(41,310)
Proceeds from dispositions of property and equipment and assets held for sale	455	2,303
Acquisition of businesses and minority interests, net of cash acquired	(37,873)	(2,471)
Purchases of available-for-sale securities	(311,883)	(256,204)
Proceeds from sales and maturities of available-for-sale securities	282,718	250,300
Premiums paid on life insurance	(1,252)	(366)
Distributions from deferred compensation plan arrangements	—	408
Other – net	(489)	(1,709)
Net cash used in continuing investing activities	(56,819)	(33,361)

Cash flows from continuing financing activities:
Long-term debt payments	(14,366)	(14,254)
Cash overdrafts increase (decrease)	(2,292)	3,045
Sales of shares under employee stock plans	13,130	6,923
Collection of notes receivable from stock sales	434	35
Net cash used in continuing financing activities	(3,094)	(4,251)

	Nine Months Ended
	July 2, 2005	July 3, 2004
		(as restated, see Note 15)
Net cash provided by discontinued operating activities	—	218
Effect of exchange rate changes on cash and cash equivalents	(3,312)	1,693
Net increase in cash and cash equivalents	9,696	12,927
Cash and cash equivalents, beginning of period	87,659	76,541
Cash and cash equivalents, end of period	$97,355	$89,468

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,126	$3,198
Income taxes	$8,566	$7,002
Cash received during the period for:
Income taxes	$2,474	$27,842

Noncash investing and financing activities:
Portion of TuiLaser acquisition included in other current liabilities	$218	$—
Deferred stock compensation	$3,181	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations.  These interim condensed consolidated financial statements and notes should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended October 2, 2004.  In the opinion of Management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

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

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (SFAS 148) amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 123 requires the disclosure of pro forma net income and earnings per share as if we had adopted the fair value method.  Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards.  These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  For purposes of calculating the effect SFAS 123 would have had on our net income the fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plans				Employee Stock Purchase Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Expected life in years	2.9	4.5	3.7	4.4	0.5	0.5	0.5	0.5
Expected volatility	40.2%	73.0%	46.8%	73.6%	32.6%	42.7%	36.4%	44.1%
Risk-free interest rate	3.7%	3.7%	3.7%	3.2%	2.9%	1.5%	2.3%	1.4%
Expected dividends	none	none	none	none	none	none	none	none

Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.  During the three and nine month periods ended July 2, 2005, we recorded $0.2 million of compensation expense under APB 25.  The following table illustrates the effect on our net income and earnings per share as if we had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income, as reported	$9,645	$4,744	$34,610	$7,980
Add: stock based employee compensation expense included in reported net income under APB 25, net of related tax effects	100	—	100	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(2,131)	(4,852)	(9,014)	(5,518)
Pro forma net income (loss)	$7,614	$(108)	$25,696	$2,462

Earnings per share:
Basic – as reported	$0.31	$0.16	$1.13	$0.27
Basic – pro forma	$0.25	$0.00	$0.84	$0.08

Diluted – as reported	$0.31	$0.15	$1.11	$0.26
Diluted – pro forma	$0.24	$0.00	$0.83	$0.08

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  On April 14, 2005, the SEC announced the adoption of a rule that defers the required effective date of SFAS 123R.  The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of their first fiscal year beginning after June 15, 2005.

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

SFAS 123R will be effective for our fiscal quarter beginning October 2, 2005, and allows for the use of the Modified Prospective Application Method.  Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption is recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption is based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.  In addition, companies may use the Modified Retrospective Application Method.  This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption.  If the Modified Retrospective Application Method is applied, financial statements for prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.  We have not yet determined which method we will apply upon our adoption of SFAS 123R.

During the third quarter of fiscal 2005, we granted awards of restricted stock to certain employees.  The deferred stock based compensation resulting from these awards is being amortized over the respective vesting periods, which generally approximates three years.  Accordingly, we recorded $0.2 million of compensation expense for each of the three and nine month periods ended July 3, 2005, related to the amortization of deferred stock compensation.  No restricted awards were granted during fiscal 2004.  Based on the deferred stock compensation recorded at July 2, 2005, estimated future deferred stock compensation amortization for the remainder of fiscal 2005, and fiscal years 2006, 2007 and 2008 is expected to be $0.3 million, $1.1 million, $1.1 million and $0.6 million, respectively, and none thereafter.

2.              ACQUISITIONS

TuiLaser

On June 13, 2005, we acquired privately held TuiLaser AG (Munich, Germany), a designer and manufacturer of excimer and advanced solid-state lasers, for approximately $26.0 million (net of cash acquired of $7.7 million).  TuiLaser’s advanced solid-state laser business is included in our Electro-Optics segment while its excimer laser business is included in our Lambda Physik segment.  The operating results of TuiLaser has been included in our consolidated financial statements from the date of acquisition.

We expect to finalize the allocation of the purchase price to identifiable assets and liabilities by the end of fiscal 2005.  Our preliminary allocation is as follows (in thousands):

Tangible assets	$21,310
Goodwill	10,954
In-process research and development (IPR&D)	1,577
Deferred tax liabilities	(5,861)
Intangible assets:
Existing technology	8,368
Backlog	2,062
Customer base	1,819
Non-compete agreements	849
Trade name	364
Liabilities assumed	(7,764)
Total	$33,678

The goodwill recognized from this acquisition resulted primarily from anticipated increases in market share and synergies of combining this entity and was preliminarily allocated $10.0 million to our Lambda Physik segment and $1.0 million to our Electro-Optics segment.  None of the goodwill from this purchase is expected to be deductible for tax purposes.  The identifiable intangible assets are being amortized over their respective estimated useful lives of one to nine years.

At the date of acquisition, we immediately charged $1.6 million to expense, representing purchased IPR&D related to three development projects that had not yet reached technological feasibility and had, in management’s opinion, no alternative future use.  The assigned value was determined by estimating the costs to develop the acquired in-process technologies into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows back to their present value.  Separate projected cash flows were prepared for both the existing, as well as the in-process projects.  The key assumptions used in the valuation include, among others, the expected completion date of the in-process projects identified as of the acquisition date, the estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting products have entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired.  The discount rate used in the present value calculations was obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technologies, and the uncertainty of technological advances that could potentially impact the estimates.  Projected net cash flows for each project were based on estimates of revenues and operating profit (loss) related to such projects.  These projects were expected to be commercially viable in fiscal 2006 with $0.1 million of estimated expenditures to complete.

The following preliminary pro forma results of operations for the three and nine months ended July 2, 2005 and July 3, 2004 assumes that the acquisition was completed as of the beginning of each respective period.  The pro forma results are not necessarily indicative of the results that actually would have been obtained had the acquisition been in effect for the periods presented or that may be obtained in the future.

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	$130,713	$134,201	$402,588	$385,527
Net income	$10,117	$3,115	$35,061	$7,303
Net income per basic share	$0.33	$0.10	$1.14	$0.24
Net income per diluted share	$0.32	$0.10	$1.13	$0.24

Lambda Physik

On June 3, 2003, we initiated a tender offer to purchase the 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary owned by other shareholders (the minority interest) for approximately $10.50 per share.  Through the end of fiscal 2004, we had purchased a total of 4,588,500 outstanding shares for approximately $49.0 million, resulting in a total ownership percentage of 95.01% (inclusive of shares previously owned).  During the nine months ended July 2, 2005, we acquired the remaining 661,500 outstanding shares for approximately $11.8 million, resulting in our full ownership of Lambda Physik.

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

At July 2, 2005, we had $1.2 million remaining in an escrow account that will be applied towards remaining close out costs for the acquisition and is included in non-current restricted cash, cash equivalents and short-term investments on our condensed consolidated balance sheet (see Note 6).

3.              SIGNIFICANT EVENTS

In December 2004, our Lambda Physik subsidiary decided to discontinue future product development and investments in the semiconductor lithography market.  As a result, during the nine months ended July 2, 2005, we recognized a charge of $2.7 million (net of minority interest of $0.1 million) primarily related to recognizing write-downs of excessive and obsolete inventories, exiting certain purchase commitments and charges related to government grants.  Of the $2.7 million charge, $2.2 million was classified as cost of sales; $0.2 million was classified as research and development expense; $0.1 million was classified as selling, general and administrative expense; and $0.2 million was classified as other expense.

On July 8, 2005, our wholly owned Lambda Physik subsidiary completed the sale of its fifty percent joint venture interest in XTREME Technologies GmbH to USHIO, Inc. of Tokyo, Japan for approximately $3.9 million.  We anticipate recognizing a gain of approximately $0.8 million during the fourth quarter of fiscal 2005 resulting from the sale.  The transaction is in furtherance of our previously communicated decision to discontinue future product development and investments in the semiconductor lithography market.

4.              RECENT ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs” (SFAS 151), an amendment of Accounting Research Bulletin No. 43, Chapter 4.  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe that the adoption of SFAS 151 will have a material effect on our results of operations or consolidated financial position.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle should be recognized in the period of the accounting change.  SFAS 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS 154 will become effective for our fiscal year beginning October 1, 2006.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	July 2, 2005
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$103,894	$—	$—	$103,894
Less: restricted cash and cash equivalents				(6,539)
				$97,355
Short-term investments:
Available-for-sale securities:
Commercial paper	$983	$17	$—	$1,000
Certificates of deposit	2,630	4	—	2,634
U.S. government and agency obligations	60,196	348	(190)	60,354
State and municipal obligations	29,554	320	(36)	29,838
Corporate notes and obligations	28,425	242	(102)	28,565
Total short-term investments	$121,788	$931	$(328)	122,391
Less: restricted short term-investments				(10,151)
				$112,240

	October 2, 2004
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$96,567	$—	$—	$96,567
Less: restricted cash and cash equivalents				(8,908)
				$87,659
Short-term investments:
Available-for-sale securities:
Commercial paper	$4,838	$—	$(1)	$4,837
Certificates of deposit	1,150	5	(1)	1,154
U.S. government and agency obligations	71,440	134	(5)	71,569
State and municipal obligations	22,742	153	(47)	22,848
Corporate notes and obligations	12,665	49	(32)	12,682
Total short-term investments	$112,835	$341	$(86)	113,090
Less: restricted short term-investments				(30,015)
				$83,075

At July 2, 2005, $1.2 million of cash and cash equivalents were restricted for remaining close out costs related to the purchase of the shares of Lambda Physik (see Note 2), $5.0 million were restricted pursuant to our Star notes agreement (see Note 9) and $0.3 million were restricted for other purposes.  In addition, $10.2 million of short-term investments were restricted pursuant to our Star notes agreement.  At October 2, 2004, $8.4 million of cash and cash equivalents were restricted for the purchase of the remaining outstanding shares of Lambda Physik, $0.4 million were restricted pursuant to our Star notes agreement and $0.1 million were restricted for other purposes.  Additionally, at October 2, 2004, $30.0 million of short-term investments were restricted pursuant to our Star notes agreement.

The amortized cost and estimated fair value of available-for-sale investments in debt securities at July 2, 2005 and October 2, 2004, classified as short-term investments (including restricted amounts) on our condensed consolidated balance sheets were as follows (in thousands):

	July 2, 2005		October 2, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$92,932	$93,539	$101,708	$101,979
Due in 1 to 5 years	27,113	27,107	10,282	10,265
Due in 5 to 10 years	—	—	—	—
Due beyond 10 years	1,743	1,745	845	846
Total investments in available-for-sale debt securities	$121,788	$122,391	$112,835	$113,090

In the first nine months of fiscal 2005, we received proceeds totaling $12.6 million from the sale of available-for-sale securities and realized gross losses of $0.1 million.  In the first nine months of fiscal 2004, we received proceeds totaling $34.6 million from the sale of available-for-sale securities and realized gross gains and gross losses of $0.2 million and $0.1 million, respectively.

7.              GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each reportable segment is as follows (in thousands):

	July 2, 2005	October 2, 2004
Electro-Optics	$36,106	$35,270
Lambda Physik	31,414	17,834
Total	$67,520	$53,104

Components of our amortizable intangible assets are as follows (in thousands):

	July 2, 2005			October 2, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$45,290	$12,826	$32,464	$36,746	$10,018	$26,728
Patents	8,737	4,165	4,572	9,005	3,699	5,306
Licenses	4,261	4,261	—	4,261	4,047	214
Drawings	1,173	996	177	1,214	850	364
Order backlog	4,107	2,227	1,880	1,990	1,990	—
Customer lists	3,890	1,189	2,701	2,106	992	1,114
Trade name	1,938	490	1,448	1,608	417	1,191
Non-compete agreement	1,737	613	1,124	911	374	537
Total	$71,133	$26,767	$44,366	$57,841	$22,387	$35,454

Amortization expense for intangible assets for the three and nine months ended July 2, 2005 were $1.7 million and $4.7 million, respectively.  At July 2, 2005, estimated amortization expense for the remainder of fiscal 2005, the next five succeeding fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2005 (remainder)	$2,309
2006	8,271
2007	6,496
2008	6,239
2009	5,787
2010	4,799
Thereafter	10,465
Total	$44,366

8.              BALANCE SHEET DETAILS:

Inventories are as follows (in thousands):

	July 2, 2005	October 2, 2004
Purchased parts and assemblies	$28,839	$28,097
Work-in-process	51,707	44,070
Finished goods	33,047	32,531
Inventories	$113,593	$104,698

Prepaid expenses and other assets consist of the following (in thousands):

	July 2, 2005	October 2, 2004
Prepaid expenses and other	$19,593	$16,812
Prepaid and refundable income taxes	2,470	2,538
Total prepaid expenses and other assets	$22,063	$19,350

Other assets consist of the following (in thousands):

	July 2, 2005	October 2, 2004
Assets related to deferred compensation arrangements	$19,462	$17,095
Deferred tax assets	8,370	6,644
Other assets	4,846	5,223
Total other assets	$32,678	$28,962

Other current liabilities consist of the following (in thousands):

	July 2, 2005	October 2, 2004
Accrued payroll and benefits	$22,013	$26,532
Accrued expenses and other	20,079	14,130
Reserve for warranty	11,691	10,638
Customer deposits	3,821	4,488
Deferred income	5,184	3,838
Accrued restructuring charges	2,859	3,952
Total other current liabilities	$65,647	$63,578

During the nine month period ended July 2, 2005, we recorded $1.1 million of payments made against our accrued restructuring charges for remaining lease liabilities.  During the nine month period ended July 3, 2004, we recorded and additional provision of $0.2 million for remaining lease liabilities, which was offset by payments made against the accrual of $1.3 million.

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

Components of the reserve for warranty costs during the first nine months of fiscal 2005 and 2004 were as follows (in thousands):

	July 2, 2005	July 3, 2004
Beginning balance	$10,638	$10,242
Additions related to current period sales	13,248	16,445
Warranty costs incurred in the current period	(12,122)	(15,134)
Adjustments to accruals related to prior period sales	(73)	(59)
Ending balance	$11,691	$11,494

Other long-term liabilities consist of the following (in thousands):

	July 2, 2005	October 2, 2004
Deferred compensation	$23,310	$20,500
Deferred tax liabilities	19,627	21,223
Deferred income	3,263	2,930
Environmental remediation costs	404	431
Other long-term liabilities	4,705	4,044
Total other long-term liabilities	$51,309	$49,128

9.              CURRENT OBLIGATIONS

At July 2, 2005 and October 2, 2004, our current portion of long-term obligations primarily consisted of our notes payable to finance our acquisition of Star Medical (Star notes).  The Star notes agreement requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account.  At July 2, 2005, $15.2 million of current restricted cash, cash equivalents and short-term investments were related to the Star notes (see Note 6).

10.       COMMITMENTS AND CONTINGENCIES

Certain claims and lawsuits have been filed or are pending against us.  In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on our consolidated financial position or results of operations.

11.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income	$9,645	$4,744	$34,610	$7,980
Translation adjustment	(15,323)	1,840	(6,189)	16,462
Net gain on derivative instruments	34	76	6	64
Changes in unrealized gain (loss) on available-for-sale securities	25	10	(155)	81
Total comprehensive income (loss)	$(5,619)	$6,670	$28,272	$24,587

The following summarizes activity in accumulated other comprehensive income (loss) related to derivatives, net of income taxes, held by us (in thousands):

Balance, September 27, 2003	$(128)
Changes in fair value of derivatives	60
Net losses reclassified from OCI	4
Balance, July 3, 2004	$(64)

Balance, October 2, 2004	$(122)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	6
Balance, July 2, 2005	$(116)

Accumulated other comprehensive income (net of tax) at July 2, 2005 is comprised of accumulated translation adjustments of $30.5 million, net loss on derivative instruments of $(0.1) million and unrealized loss on available-for-sale securities of $(0.2) million, respectively.  Accumulated other comprehensive income (net of tax) at October 2, 2004 is comprised of accumulated translation adjustments of $36.7 million, net loss on derivative instruments of $(0.1) million and unrealized loss on available-for-sale securities of $(0.1) million, respectively.

12.  EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted stock.  Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options and stock purchase contracts using the treasury stock method.

The following table presents information necessary to calculate basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Weighted average shares outstanding – basic	30,856	30,243	30,655	30,122
Diluted effect of employee stock options and awards	598	377	478	380
Weighted average shares and equivalents – diluted	31,454	30,620	31,133	30,502

Income from continuing operations for basic and diluted earnings per share computation	$9,645	$4,744	$34,610	$7,762

Income from continuing operations per share – basic	$0.31	$0.16	$1.13	$0.26
Income from continuing operations per share – diluted	$0.31	$0.15	$1.11	$0.25

A total of 1,188,000 and 2,975,000 potentially dilutive securities have been excluded from the dilutive share calculation for the three months ended July 2, 2005 and July 3, 2004, respectively, as their effect was anti-dilutive.  A total of 2,720,000 and 3,294,000 anti-diluted weighted shares have been excluded from the dilutive share calculation for the nine months ended July 2, 2005 and July 3, 2004, respectively, as their effect was anti-dilutive.

13.       INCOME TAXES

During the second quarter of fiscal 2005, we recorded a reduction of $10.2 million of valuation allowance on Lambda Physik’s deferred tax assets as we believe that it is more likely than not that we will be able to realize these assets.  In accordance with SFAS No. 109 “Accounting for Income Taxes,” $0.6 million of the reversal was applied against goodwill recognized from the final step acquisition (see Note 2).  The remaining $9.6 million of the reversal was recorded as a tax benefit during the second quarter of fiscal 2005.

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

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
		(restated)		(restated)
	(in thousands)
Net sales:
Electro-Optics	$101,226	$105,501	$307,508	$300,070
Lambda Physik	24,043	22,450	74,958	61,640
Total net sales	$125,269	$127,951	$382,466	$361,710

Intersegment net sales:
Electro-Optics	$12	$44	$19	$133
Lambda Physik	658	1,157	2,066	1,495
Total intersegment sales	$670	$1,201	$2,085	$1,628

Income (loss) from continuing operations before income taxes, including tax-effected minority interest:
Electro-Optics	$14,404	$12,115	$37,139	$23,563
Lambda Physik	(3,164)	(2,515)	(5,188)	(11,688)
Corporate and other	536	(634)	2,832	1,468
Total income from continuing operations before income taxes, including tax-effected minority interest	$11,776	$8,966	$34,783	$13,343

15.       RESTATEMENT

Subsequent to the issuance of our condensed consolidated financial statements for the three and nine months ended July 3, 2004, we identified errors in the accounting for our deferred compensation plans.  In 1999, we amended our non-qualified deferred compensation plan (Plan) and introduced a new investment structure whereby the then existing and future contributions to the Plan were funded in Company-owned life insurance contracts.  Since the change in investment structure to Company-owned life insurance contracts, we accounted for the Plan by recording the participants’ balances as a liability equal to the obligation to the participants and the related asset investments in the equivalent amount.  As a result of a review of the accounting for the Plan in connection with a change to a new third-party administrator, we determined that the asset investments should have been recorded at the cash surrender value of the insurance contracts.  Further, life insurance premiums loads, policy fees, and cost of insurance that were paid from the asset investments and gains and losses from the asset investments for this and one other deferred compensation plan should have been recorded as components of other income or expenses; and increases in the obligation to the participants should have been recorded as operating expenses.

As a result, the accompanying condensed consolidated financial statements for the three and nine month periods ended July 3, 2004 have been restated from the amounts previously reported to correct these errors.

The following is a summary of the significant effects of the restatement:

	Three Months Ended July 3, 2004			Nine Months Ended July 3, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data)
Condensed Consolidated Statements of Operations Data
Cost of sales	$72,964	$8	$72,972	$213,716	$175	$213,891
Gross profit	54,987	(8)	54,979	147,994	(175)	147,819
Research and development	15,505	14	15,519	45,964	265	46,229
Selling, general and administrative	28,626	94	28,720	83,716	1,972	85,688
Total operating expense	45,653	108	45,761	135,138	2,237	137,375
Income from operations	9,334	(116)	9,218	12,856	(2,412)	10,444
Other-net	614	(333)	281	694	1,748	2,442
Total other income, net	350	(333)	17	942	1,748	2,690
Income from continuing operations before income taxes and minority interest	9,684	(449)	9,235	13,798	(664)	13,134
Provision for income taxes	4,261	(39)	4,222	6,274	(693)	5,581
Income from continuing operations before minority interest	5,423	(410)	5,013	7,524	29	7,553
Income from continuing operations	5,154	(410)	4,744	7,733	29	7,762
Net income	$5,154	$(410)	$4,744	$7,951	$29	$7,980

Net Income Per Share
Basic:
Income from continuing operations	$0.17	$(0.01)	$0.16	$0.25	$0.01	$0.26
Net income	$0.17	$(0.01)	$0.16	$0.26	$0.01	$0.27

Diluted:
Income from continuing operations	$0.17	$(0.02)	$0.15	$0.25	$—	$0.25
Net income	$0.17	$(0.02)	$0.15	$0.26	$—	$0.26

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

We have two reportable business segments: Electro-Optics and Lambda Physik, both of which work with customers to provide cost-effective photonics-based solutions.  Our Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, materials processing, OEM laser components and instrumentation, scientific research and government programs and graphic arts and display.  Coherent Lambda Physik GmbH (Lambda Physik), our wholly-owned subsidiary with headquarters located in Göttingen, Germany, focuses on markets using lasers for the production of thin-film transistors (TFT) used in flat panel displays, ink jet printers, automotive, environmental research, scientific research, medical OEMs, materials processing and micro-machining applications.

We were originally incorporated in California on May 26, 1966 and reincorporated in Delaware on October 1, 1990.

RESTATEMENT

As discussed in Note 15 to the condensed consolidated financial statements included in Item 1, we have restated our condensed consolidated financial statements for the three and nine month periods ended July 3, 2004 to correct the accounting for our deferred compensation plans.  All information included in this Management’s Discussion and Analysis of Results of Operations and Financial Condition has been correspondingly corrected to give effect to such restatement.

In addition, on August 8, 2005, management concluded and the Audit Committee of our Board of Directors agreed that our previously issued financial statements for the first and second quarters of fiscal 2005 should be restated to correct the pro forma amounts reported for stock-based compensation determined under the fair value based method for the three month period ended January 1, 2005 and the three and six month periods ended April 2, 2005, and, accordingly, such financial statements should no longer be relied upon.

Subsequent to the issuance of our condensed consolidated financial statements for the first two quarters of fiscal 2005, which ended on January 1, 2005 and April 2, 2005, respectively, we determined that the tax effect on stock-based compensation determined under the fair value method reflected in the footnotes to the financial statements had been calculated incorrectly for the three month period ended January 1, 2005 and the three and six month periods ended April 2, 2005.  Accordingly, we decided to restate such pro forma amounts presented in the footnotes to the financial statements contained in on Quarterly Reports on Form 10-Q for those periods and accordingly, we expect to promptly file amendments to (i) the Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005, which was originally filed with the SEC on May 17, 2005 and (ii) the Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2005, which was originally filed with the SEC on February 9, 2005, as amended by Amendment No. 1 to that Quarterly Report on Form 10-Q, which was previously filed on May 17, 2005.

For the three month periods ended January 1, 2005 and April 2, 2005, the effect of these corrections was to increase pro forma stock-based compensation expense, net of tax, by $1.6 million and $0.8 million, respectively, with a corresponding decrease to pro forma net income in the same amount for each period.  For the six month period ended April 2, 2005, the effect of the correction was to increase pro forma stock-based compensation expense, net of tax by $2.4 million with a corresponding decrease to pro forma net income in the same amount.  As a result of these corrections, basic and diluted pro forma earnings per share each decreased by $0.05 for the three months ended January 1, 2005, by $0.03 for the three months ended April 2, 2005 and by $0.08 for the six month period ended April 2, 2005.  These corrections had no impact on our consolidated balance sheet, results of operations or cash flows for any of the periods covered by the Quarterly Reports on Form 10-Q that were amended.

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

The microelectronics market continues to be a strong growth area with increasing use of lasers in mass production, as well as growing numbers of new and emerging applications.  We believe that the growth is driven primarily by the increasing sophistication of consumer electronic goods and their convergence via the internet, resulting in increasing demand for more bandwidth and memory.  Although this market is cyclical, we believe that the future will see increased adoption of solid state, CO2 and excimer lasers as these lasers enable both next generation performance improvements and reduce process costs.

Graphic arts and display

The graphic arts and display market experienced a migration in technologies towards the use of direct diode laser systems as these systems have been adopted at a much faster rate during fiscal 2005.  As we continue to move into fiscal 2005 and years beyond, we anticipate a number of our newer products that incorporate new diode laser technology will gain more traction in the marketplace.

Materials processing

Anticipated drivers for expansion in the materials processing market include providing aggressive gains in cost-of-ownership for products and continuing increased expansion into geographical areas.  The market for materials processing in Asia drove much of the growth in the first half of fiscal 2004, but has since stabilized, primarily due to foreign monetary policies established to slow economic growth.  We anticipate growth to resume once the effects of these policies are felt and active measures to stimulate the economy begin to arise.

The market for laser material processing will continue to expand by providing cost effective manufacturing solutions for cutting, joining, marking and engraving of non-metal materials.  One of the largest growth areas for us remains Asia particularly in the production of capital equipment for apparel and leather goods.

The market for low-medium power lasers used in industrial material processing continues to expand, driven by the need for cost effective manufacturing solutions for cutting, joining, marking and engraving of non-metal materials.  Several application areas are performing well, which include marking/coding, flat bed cutting and engraving and in Asia, the production of capital equipment for apparel and leather goods manufacture.

We anticipate growth as we continue to build out our product lines to meet the emerging applications in this market.  Furthermore we believe that our international sales and distribution channels will see synergistic benefits from the Q-switched DPSS products which are part of our recent acquisition of Tuilaser.  These products are complimentary to our existing offerings and will allow us to offer a more complete portfolio of products to our existing laser source customers and OEMs.

Scientific research and government programs

We anticipate modest growth rates in the scientific research market for fiscal 2005 with applications in ultrashort pulses and in bio-research being the drivers of this anticipated growth.

OEM components and instrumentation

The instrumentation market is seeing a gradual migration from the use of mature laser technologies such as water-cooled ion lasers to new technologies, primarily based on solid state and semiconductors.  Using our unique portfolio of solid state and semiconductor lasers and patented OPS technology we are able to both assist and stimulate this transition.  Furthermore, this trend is helping in the development of new applications such as security and clinical diagnostics.  These applications are likely to require an increased number of lasers, however, the majority of these activities are still in the research and development stage and we expect only moderate impacts on the laser industry in fiscal 2006, with increases anticipated in future years.  Nevertheless, we anticipate future opportunities in microscopy, flow cytometry, lab-on chip and DNA sequencing based on our product enhancements and evolving market developments.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared pursuant to the rules and regulations of the SEC.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, accounting for long-lived assets (including goodwill and intangible assets), inventory valuation, warranty reserves and accounting for income taxes.

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

At July 2, 2005, we had $111.9 million of goodwill and purchased intangible assets on our condensed consolidated balance sheet.  As no impairment indicators were present during the third quarter of fiscal 2005, we believe this value remains recoverable.

At July 2, 2005, we had $156.6 million of property and equipment on our condensed consolidated balance sheet.

It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets.  In that event, impairment charges or shortened useful lives of certain long-lived assets could be required.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate.  This process involves the estimation of our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.

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

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition (dollars in thousands):

	Three Months Ended
	July 2, 2005	July 3, 2004	Change	% Change
Bookings - Electro-Optics	$101,080	$103,431	$(2,351)	(2.3)%
Bookings - Lambda Physik	$22,114	$21,513	$601	2.8%
Net Sales - Electro-Optics	$101,226	$105,501	$(4,275)	(4.1)%
Net Sales – Lambda Physik	$24,043	$22,450	$1,593	7.1%
Gross Profit as a % of Net Sales - Electro-Optics	49.2%	45.4%	3.8%	8.4%
Gross Profit as a % of Net Sales - Lambda Physik	28.6%	31.6%	(3.0)%	(9.4)%
Research and Development as a % of Net Sales	11.1%	12.1%	(1.0)%	(8.6)%
Income from Continuing Operations Before Income Taxes and Minority Interest	$11,776	$9,235	$2,541	27.5%
Net Cash Provided By Continuing Operations	$24,217	$16,721	$7,496	44.8%
DSO in Inventories	81.6	75.3	6.3	8.4%
DSO in Receivables	58.6	62.2	(3.6)	(5.8)%
Capital Spending as a % of Net Sales	3.3%	6.1%	(2.8)%	(45.3)%

	Nine Months Ended
	July 2, 2005	July 3, 2004	Change	% Change
Bookings - Electro-Optics	$298,134	$319,218	$(21,084)	(6.6)%
Bookings - Lambda Physik	$82,993	$69,916	$13,077	18.7%
Net Sales – Electro-Optics	$307,508	$300,070	$7,438	2.5%
Net Sales - Lambda Physik	$74,958	$61,640	$13,318	21.6%
Gross Profit as a % of Net Sales - Electro-Optics	47.2%	43.6%	3.6%	8.3%
Gross Profit as a % of Net Sales - Lambda Physik	28.7%	27.8%	0.9%	3.2%
Research and Development as a % of Net Sales	11.1%	12.8%	(1.7)%	(13.3)%
Income from Continuing Operations Before Income Taxes and Minority Interest	$34,603	$13,134	$21,469	163.5%
Net Cash Provided By Continuing Operations	$72,921	$48,628	$24,293	50.0%
Capital Spending as a % of Net Sales	3.2%	11.4%	(8.2)%	(72.0)%

Definitions and analysis of these performance indicators are as follows:

Bookings

Bookings represent orders expected to be shipped within 12 months.  Bookings are generally cancelable by our customers without substantial penalty and, historically, we generally have not experienced a significant rate of cancellation.  Bookings for a period are calculated by adding current period net sales to the increase or decrease in ending backlog during the period.

In our Electro-Optics segment, third fiscal quarter bookings decreased 2.3% and bookings for the nine months ended July 2, 2005 decreased 6.6% from the same periods one year ago.  For the quarter, decreases in the OEM components and instrumentation,  graphic arts and display, scientific and government programs and microelectronics markets were partially offset by increases in the materials processing market.  Year-to-date, decreases in the microelectronics, scientific and government programs and OEM components and instrumentation markets were partially offset by increases in the materials processing and graphic arts and display markets.

Bookings in the OEM components and instrumentation market decreased from the same periods a year ago due primarily to delays in new product releases by a few customers.  The medical OEM market rebounded from the second fiscal quarter of 2005 as customers appear to be moving towards a semi-annual order pattern.  Similarly, bookings from laser OEMs were up in the current quarter as customers continued to balance their inventories.  On the product front, we introduced the Compass 115M™, a low power, continuous wave, 532nm laser optimized for OEM applications in bioinstrumentation and inspection.  This laser enables a new generation of economical instrumentation at lower power levels than our prior Compass models, but with a 30% cost reduction over these earlier models. Typical applications in bioinstrumentation for the Compass 115M include flow-cytometry, confocal microscopy and spectroscopy.

Bookings in the graphic arts and display market decreased from the same quarter one year ago, but increased year to date.  The trends in the market remain consistent and are influencing our technology investments.  The push to infrared devices is increasing given the cost benefits in hardware and consumables.  In visible imaging, systems are becoming more efficient in wavelength, thereby allowing greater flexibility in the light source.

Bookings in the scientific and government programs market decreased from the same periods one year ago, but remained solid.  Within the research market, our Chameleon product line continues to do well with near record bookings in the third quarter of fiscal 2005. The amplifier business was mixed.  Demand for standard products was down slightly from last quarter, which was more than offset by a large order for a custom system.  On a geographic basis, the U.S. market was sequentially lower and Asia was down slightly.  Europe recovered nicely from a disappointing second quarter of fiscal 2005 as funding improved.

Although microelectronics bookings have decreased from the comparable periods in the prior year, they still continue to be strong as a direct result of our prior investment decisions.  Today, a significant portion of our revenue is derived from sales to customers investing in emerging manufacturing technologies.  This has allowed us to withstand recent downturns in capacity-driven demand.  Orders were up again for lasers used in photomask writing, although we do not have transparency on units used in wafers versus flat panel displays.  Wafer inspection also picked up, primarily due to leading edge tools at 65nm.  On the packaging end, bookings for carbon dioxide and ultraviolet lasers used in microvia drilling strongly improved as customer inventories were depleted and pricing for microvia PCBs strengthened.  During the third quarter of fiscal 2005, we launched a number of new products at LASER 2005 in Munich including our new AVIA 355-20™.  It is the first all-solid-state Q-switched laser to offer 20W of 355nm ultraviolet output at 100 kHz.  The combination of high power and high pulse rate translates directly into higher processing speeds for microelectronics applications such as via drilling, processing low-k dielectrics, large-area solar cell scribing, and chip singulation.

Bookings in the materials processing market increased compared to the same prior year periods.  The third fiscal quarter traditionally marked the beginning of the seasonal slowdown in the materials processing market.  This year’s bookings is surprising and attributable to strong demand for carbon dioxide lasers used in marking, engraving and cutting.  All three geographic regions benefited, which is unusual since the dollar has strengthened against the Euro and the U.S. Government has reversed its position on WTO quotas for Chinese textile imports.  While we are pleased with the market’s resilience, we continue to believe that macroeconomics determine the long-term direction of this market.

In our Lambda Physik segment, third fiscal quarter bookings increased 2.8%, with increases in the industrial market partially offset by decreases in the lithography and scientific and medical markets.  Year-to-date bookings increased 18.7%, with increases in the industrial and lithography markets partially offset by decreases in the scientific and medical market.

The industrial market again lead the current quarter order stream for our Lambda Physik segment, with solid orders following a strong second quarter of fiscal 2005.  Ink jet nozzle drilling and flex circuit packaging were among those applications contributing to the order stream.  LTPS also contributed to the order stream, however, on a lower level than last quarter.  During the third fiscal quarter of 2005, we introduced the new COMPexPro™ 1000 excimer laser, which combines the economy of a mid-sized laser platform with the high repetition rate and long lifetime previously available only from high-end products.  The high repetition rate of this new laser enables increased process speed for a number of micromachining, drilling, direct write and inspection applications, such as drilling ink jet nozzles and inspecting semiconductor photomasks.  We continue to drive significantly lower cost of ownership for our customers, which is particularly beneficial for those customers running continuous applications that can easily consume several billion pulses per year.

Lithography bookings decreased from the same prior year quarter and increased slightly year-to-date, with mostly service-related orders.  The current quarter decrease reflects the timing of service contracts.

SciMed bookings decreased from the same periods one year ago due to weakness in the European and Asian scientific markets.  The addition of TuiLaser’s portfolio of products expands our footprint in the medical OEM market where we will converge on the TuiLaser platform.

Net Sales

Net sales include sales of lasers, laser-based systems, precision optics, related accessories and service contracts.  Net sales for the third fiscal quarter decreased 4.1% in our Electro-Optics segment and increased 7.1% in our Lambda Physik segment from the same quarter one year ago.  Net sales for the first nine months of fiscal 2005 increased 2.5% in our Electro-Optics segment and 21.6% in our Lambda Physik segment from the same period one year ago.  For a more complete description of the reasons for changes in net sales, we refer you to the “Results of Operations” section of this Form 10-Q.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (gross profit percentage) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the third fiscal quarter increased from 45.4% to 49.2% in our Electro-Optics segment and decreased from 31.6% to 28.6% in our Lambda Physik segment from the same quarter one year ago.  Gross profit percentage in the first nine months of fiscal 2005 increased from 43.6% to 47.2% in our Electro-Optics segment and increased from 27.8% to 28.7% in our Lambda Physik segment from the same period one year ago.   For a more complete description of the reasons for changes in gross profit percentage, we refer you to the “Results of Operations” section of this Form 10-Q.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (R&D percentage) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D spending to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased from 12.1% to 11.1% in the third fiscal quarter and decreased from 12.8% to 11.1% for the nine months ended July 2, 2005 from the same quarter and year-to-date periods, respectively, one year ago.  For a more complete description of the reasons for changes in R&D percentage, refer to the “Results of Operations” section of this Form 10-Q.

Net Cash Provided by Continuing Operations

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

Daily Sales Outstanding in Inventories

We calculate daily sales outstanding (DSO) in inventories as net inventories at the end of the period divided by net sales of the period and then multiplied by the number of days in the period, using 90 days for quarters.  This indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more cash flow available.  The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in inventories for the third quarter of fiscal 2005 increased 6.3 days from the same quarter one year ago primarily due to Electro-Optics’ increase as a result of a combination of lower than anticipated shipments and a build-up of safety stock for some key components, as well as Lambda’s acquisition of TuiLaser including the impact of only one month’s sales for TuiLaser, partially offset by Lambda’s write-off of lithography inventory and increased inventory reserves for slow moving lithography consumables.

Daily Sales Outstanding in Receivables

We calculate daily sales outstanding (DSO) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  This indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more cash flow available.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in receivables for the third quarter of fiscal 2005 decreased 3.6 days from the same quarter one year ago.  The improvement in DSO is primarily due to a improved collections and a lower volume of receivables with longer payment terms in our Lambda segment.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (capital spending percentage) is calculated as capital expenditures for the period divided by net sales for the period.  This indicates the extent to which we are expanding or modernizing our operations, including investments in technology.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures.  Our capital spending percentage decreased from 6.1% to 3.3% compared to the same quarter one year ago primarily due to lower spending for information technology and manufacturing equipment.  Our capital spending percentage decreased from 11.4% to 3.2% for the first nine months of fiscal 2005 compared to the same year-to-date period one year ago primarily due to our purchase of our previously leased facility in Santa Clara, California, in the first quarter of fiscal 2004 and lower spending on information technology.  We anticipate that capital spending for fiscal 2005 will be approximately 4% of net sales.

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

In December 2004, our Lambda Physik subsidiary decided to discontinue future product development and investments in the semiconductor lithography market.  As a result, during the nine months ended July 2, 2005, we recognized a charge of $2.7 million (net of minority interest of $0.1 million) primarily related to recognizing write-downs of excessive and obsolete inventories, exiting certain purchase commitments and charges related to government grants.  We anticipate this decision will also result in re-deployment of a portion of Lambda’s lithography future R&D dollars into the most promising growth areas of Lambda Physik’s Industrial and Scientific/Medical markets.  On July 8, 2005, our wholly owned Lambda Physik subsidiary completed the sale of its fifty percent joint venture interest in XTREME Technologies GmbH to USHIO, Inc. of Tokyo, Japan for approximately $3.9 million.  We anticipate recognizing a gain of approximately $0.8 million during the fourth quarter of fiscal 2005 resulting from the sale.  The transaction is in furtherance of our previously communicated decision to discontinue future product development and investments in the semiconductor lithography market.

During the second quarter of fiscal 2005, we recorded a reduction of $10.2 million of valuation allowance on Lambda Physik’s deferred tax assets as we believe that it is more likely than not that we will be able to realize these assets.

On June 13, 2005, we acquired privately held TuiLaser AG (Munich, Germany), a designer and manufacturer of excimer and advanced solid-state lasers, for approximately $26.0 million (net of cash acquired of $7.7 million).  As a result of the acquisition, we expect to increase our product offerings and market share, as well as capitalize on operational synergies.  The operating results of TuiLaser have been included in our consolidated financial statements from the date of acquisition.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.8%	57.0%	56.4%	59.1%
Gross profit	45.2%	43.0%	43.6%	40.9%
Operating expenses:
Research and development	11.1%	12.1%	11.1%	12.8%
In-process research and development	1.3%	—	0.4%	—
Selling, general and administrative	23.0%	22.5%	22.5%	23.7%
Restructuring, impairment and other charges (recoveries)	(0.3)%	0.0%	(0.0)%	0.1%
Intangibles amortization	1.3%	1.2%	1.2%	1.4%
Total operating expenses	36.4%	35.8%	35.2%	38.0%
Income from operations	8.8%	7.2%	8.4%	2.9%
Other income (expense):
Interest and dividend income	1.1%	0.4%	0.9%	0.5%
Interest expense	(0.4)%	(0.6)%	(0.5)%	(0.7)%
Foreign exchange gain (loss)	(0.0)%	0.0%	0.0%	0.2%
Other—net	(0.1)%	0.2%	0.2%	0.7%
Total other income, net	0.6%	0.0%	0.6%	0.7%
Income from continuing operations before income taxes and minority interest	9.4%	7.2%	9.0%	3.6%
Provision for income taxes	1.7%	3.3%	0.0%	1.5%
Income from continuing operations before minority interest	7.7%	3.9%	9.0%	2.1%
Minority interest in subsidiaries’ (earnings) losses	—	(0.2)%	0.0%	0.0%
Income from continuing operations	7.7%	3.7%	9.0%	2.1%
Discontinued operations, net of tax	—	—	—	0.1%
Net income	7.7%	3.7%	9.0%	2.2%

Net income for the third quarter of fiscal 2005 was $9.6 million ($0.31 per diluted share) including a charge of $1.6 million for in-process research and development (IPR&D) related to our purchase of TuiLaser, a $1.4 million tax benefit resulting from increased use of export tax incentives and R&D tax credits and a $0.2 million favorable adjustment of a previously recognized restructuring charge.  For the same quarter in the prior year, net income was $4.7 million ($0.15 per diluted share), including a gain of $0.7 million from the sale of certain technology.  Net income for the first nine months of fiscal 2005 was $34.6 million ($1.11 per diluted share) including a tax benefit from the reversal of a deferred tax valuation allowance of $9.6 million related to our Lambda Physik segment, a $1.4 million tax benefit resulting from increased use of export tax incentives and R&D tax credits, a tax benefit of $0.5 million related to federal tax law changes enacted in the first quarter of fiscal 2005 and a $0.2 million favorable adjustment of a previously recognized restructuring charge, partially offset by a charge of $2.7 million related to our decision to discontinue future lithography investments and a charge of $1.6 million for IPR&D related to our purchase of TuiLaser.  For the same nine months in the prior year, income from continuing operations was $7.8 million ($0.25 per diluted share), including a gain of $0.7 million from the sale of certain technology.  The increase in net income for the quarter is primarily due to the current quarter’s tax benefit, higher gross margins as a percentage of sales and lower R&D expenses, partially offset by IPR&D.  Year-to-date, the increase in income from continuing operations is primarily due to the current year’s tax benefits, higher sales volumes, higher gross margins as a percentage of sales and lower R&D expenses, partially offset by the charges related to our decision to discontinue future lithography investments and IPR&D.

NET SALES:

	Three Months Ended
	July 2, 2005		July 3, 2004
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(dollars in thousands)
Consolidated:
Domestic	$44,735	35.7%	$48,013	37.5%
Foreign	80,534	64.3%	79,938	62.5%
Total	$125,269	100.0%	$127,951	100.0%

Electro-Optics:
Domestic	$41,828	33.4%	$44,847	35.0%
Foreign	59,398	47.4%	60,654	47.4%
Total	$101,226	80.8%	$105,501	82.4%

Lambda Physik:
Domestic	$2,907	2.3%	$3,166	2.5%
Foreign	21,136	16.9%	19,284	15.1%
Total	$24,043	19.2%	$22,450	17.6%

	Nine Months Ended
	July 2, 2005		July 3, 2004
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(dollars in thousands)
Consolidated:
Domestic	$133,805	35.0%	$139,304	38.5%
Foreign	248,661	65.0%	222,406	61.5%
Total	$382,466	100.0%	$361,710	100.0%

Electro-Optics:
Domestic	$123,222	32.2%	$130,796	36.2%
Foreign	184,286	48.2%	169,274	46.8%
Total	$307,508	80.4%	$300,070	83.0%

Lambda Physik:
Domestic	$10,583	2.8%	$8,508	2.3%
Foreign	64,375	16.8%	53,132	14.7%
Total	$74,958	19.6%	$61,640	17.0%

Consolidated

Net sales for the third fiscal quarter ended July 2, 2005 decreased $2.7 million, or 2%, from the same quarter one year ago, due to decreased sales volumes in the Electro-Optics segment partially offset by increased sales volumes in the Lambda segment.  Net sales for the nine months ended July 2, 2005 increased $20.8 million, or 6%, due to increased sales volumes in both segments.  During the third quarter of fiscal 2005, domestic sales decreased $3.3 million, or 7%, while foreign sales increased $0.6 million, or 1%.  During the nine months ended July 2, 2005, domestic sales decreased $5.5 million, or 4%, while foreign sales increased $26.3 million, or 12%.  We anticipate that consolidated net sales in the fourth quarter of fiscal 2005 will increase 5% to 8% from net sales of the third quarter of fiscal 2005.

Electro-Optics

Electro-Optics net sales decreased $4.3 million, or 4%, for the third fiscal quarter ended July 2, 2005, and increased $7.4 million, or 2%, for the nine months ended July 2, 2005, compared to the corresponding prior year periods.  Domestic sales decreased $3.0 million, or 7%, and foreign sales decreased $1.3 million, or 2%, during the third quarter of fiscal 2005 compared to the same quarter one year ago.  Domestic sales decreased $7.6 million, or 6%, and foreign sales increased $15.0 million, or 9%, during the first nine months of fiscal 2005 compared to the same period one year ago.

The third quarter decrease was primarily due to the decreases in the microelectronics and materials processing markets, partially offset by increases in the graphic arts and display and scientific research and government programs markets.  Microelectronics market application net sales decreased $4.0 million, or 13%, due to softness in the advanced packaging and interconnect business in Asia and materials processing market.  Materials processing application sales decreased $2.0 million, or 12%, primarily due to lower shipments for marking, engraving and textile processing applications.  Sales in the graphic arts and display applications increased $1.1 million, or 18%, primarily due to higher shipments for reprographic applications.  Net sales within the scientific research and government programs lines of business increased $0.7 million, or 3%, primarily due to increased government contracts for defense applications.

The year-to-date increase is primarily due to the strengthening of the Euro and Yen against the U.S. dollar ($6.3 million) and increases in the markets for OEM components and instrumentation, microelectronics, scientific research and government programs and materials processing, partially offset by decreases in the graphic arts and display market.  OEM components and instrumentation application sales increased $3.4 million, or 5%, primarily due to increased medical and thermal imaging application shipments, partially offset by lower bioinstrumentation shipments.  Microelectronics market application net sales increased $2.8 million, or 4%, due to strong demand in the semiconductor inspection and etching business, partially offset by softness in the micro materials processing applications.  Net sales within the scientific research and government programs lines of business improved by $1.6 million, or 2%, primarily as a result of increased government contracts primarily for defense applications.  Materials processing application sales increased $1.0 million, or 2%, primarily due to higher shipments for marking, engraving and textile processing applications.  Sales in the graphic arts and display applications decreased $1.4 million, or 7%, primarily due to lower shipments for reprographic applications.  Although we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

Lambda Physik

Lambda Physik net sales increased $1.6 million, or 7%, and $13.3 million, or 22%, for the third fiscal quarter and nine months ended July 2, 2005, respectively, compared to the corresponding prior year periods.  Domestic sales decreased $0.3 million, or 8%, and foreign sales increased $1.9 million, or 10%, during the third quarter of fiscal 2005 compared to the same quarter one year ago.  Domestic sales increased $2.1 million, or 24%, and foreign sales increased $11.2 million, or 21%, during the first nine months of fiscal 2005 compared to the same period one year ago.

Net sales increased in the third quarter of fiscal 2005 primarily due to higher sales volumes of $1.1 million, or 35%, in the lithography market due to higher systems shipments, and $1.0 million, or 19%, in the SciMed market primarily due to the acquisition of TuiLaser, partially offset by lower industrial market sales for ink jet systems.  For the first nine months of fiscal 2005, net sales increased primarily due to higher sales volumes of $10.7 million, or 31%, in the industrial market due to increases in flat panel display, ink jet systems and service business.  The third quarter and first nine months of fiscal 2005 include the favorable impact of the strengthening of the Euro and Yen against the U.S. dollar ($0.3 million and $1.9 million, respectively).

GROSS PROFIT

Consolidated

The consolidated gross profit rate increased to 45.2% from 43.0% in the third fiscal quarter and increased to 43.6% from 40.9% for the nine months ended July 2, 2005, compared to the same periods one year ago.

The third fiscal quarter increase in gross profit rate was primarily due to changes in product mix (3.3%) with higher margin product mix within Electro-Optics scientific business, lower sales of lower margin Electro-Optics CO2 products, higher service business margins in both segments, the favorable impact of a global cost reduction initiative targeting lower material cost from outside vendors in the Electro-Optics segment, and higher sales of higher margin medical OEM products in the Lambda segment; and lower warranty costs due to improving quality (0.8%); partially offset by increased inventory reserves for slow-moving lithography consumables (2.0%) in our Lambda Physik segment.

The year-to-date increase in gross profit rate was primarily due to more favorable variances (1.6%) due to the sale of fully reserved semiconductor-related inventory and improved yields in the Electro-Optics segment; more effective leveraging of manufacturing overhead (1.1%) due to higher sales volumes and non-recurring customer-funded manufacturing engineering spending in the

Electro-Optics segment; changes in product mix (0.8%) due to higher margins on lithography service business, higher sales of Lambda’s higher margin medical OEM products and higher sales of higher margin diode-pumped products in the Electro-Optics segment; and lower warranty costs due to improving quality (0.7%); partially offset by the first quarter of fiscal 2005 lithography charge for write-downs of excess and obsolete inventories, charges related to government grants and exiting certain purchase commitments (0.6%); and higher other costs (0.5%) due to increased inventory reserves for slow-moving lithography consumables in our Lambda Physik segment and higher inventory provisions, partially offset by lower royalty expense and freight costs in our Electro-Optics segment.

Our consolidated gross profit rates have been and will continue to be affected by a variety of factors including foreign and domestic sales mix, manufacturing efficiencies, excess and obsolete inventory write downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, foreign currency fluctuations and field service margins.  We anticipate that consolidated gross margins for the fourth quarter of fiscal 2005 will be in the range of 44% to 45%.

Electro-Optics

The gross profit rate increased to 49.2% from 45.4% in the third fiscal quarter and increased to 47.2% from 43.6% for the nine months ended July 2, 2005, compared to the same periods one year ago.  The third fiscal quarter increase was primarily due to higher product margins (2.9%) primarily due to higher margin product mix within scientific and lower sales of lower margin CO2 products, higher service business margins and the favorable impact of a global cost reduction initiative targeting lower material cost from outside vendors; lower warranty costs (0.5%) due to improved product reliability; and lower other costs (0.4%) due to lower royalty expense and lower freight costs due to an initiative to reduce global transportation costs.  The year-to-date increase was primarily due to more favorable variances (2.0%) due to the sale of previously scrapped semiconductor-related inventory and improved yields; more effective leveraging of manufacturing overhead (1.4%) due to higher sales volumes and non-recurring customer-funded manufacturing engineering spending; and higher product margins (0.4%) primarily due to higher sales of higher margin diode-pumped products, lower sales of lower margin scientific products and lower sales of lower margin CO2 products; partially offset by higher other (0.3%) due to higher inventory provisions, partially offset by lower royalty expense and freight costs.

Lambda Physik

The gross profit rate decreased to 28.6% from 31.6% in the third fiscal quarter and increased to 28.7% from 27.8% for the nine months ended July 2, 2005, compared to the same periods one year ago.  The third fiscal quarter decrease was primarily due to increased inventory reserves for slow-moving lithography consumables (10.6%), partially offset by increased product margins (5.4%) due to higher sales of higher margin medical OEM products and higher margins on lithography service business as well as lower warranty costs (2.2%) due to improving quality.  The year-to-date increase was primarily due to increased product margins (2.7%) due to higher margins on lithography service business and higher sales of higher margin medical OEM products, partially offset by the impact of a large EUV shipment at distributor margins in the first quarter of fiscal 2005 and lower warranty costs due to improving quality (2.5%), partially offset by the current year lithography charge for write-downs of excess and obsolete inventories, charges related to government grants and exiting certain purchase commitments (3.0%) and increased inventory reserves for slow-moving lithography consumables (1.4%).

OPERATING EXPENSES:

	Three Months Ended
	July 2, 2005		July 3, 2004
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(dollars in thousands)
Research and development	$13,882	11.1%	$15,519	12.1%
In-process research and development	1,577	1.3%	—	—
Selling, general and administrative	28,855	23.0%	28,720	22.5%
Restructuring, impairment and other charges (recoveries)	(360)	(0.3)%	18	0.0%
Intangibles amortization	1,674	1.3%	1,504	1.2%
Total operating expenses	$45,628	36.4%	$45,761	35.8%

	Nine Months Ended
	July 2, 2005		July 3, 2004
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(dollars in thousands)
Research and development	$42,358	11.1%	$46,229	12.8%
In-process research and development	1,577	0.4%	—	—
Selling, general and administrative	85,991	22.5%	85,688	23.7%
Restructuring, impairment and other charges (recoveries)	(100)	(0.0)%	255	0.1%
Intangibles amortization	4,695	1.2%	5,203	1.4%
Total operating expenses	$134,521	35.2%	$137,375	38.0%

Research and development (R&D) expenses decreased $1.6 million, or 11%, and $3.9 million, or 8%, in the fiscal quarter and nine months ended July 2, 2005 compared to the comparable periods one year ago.  As a percentage of net sales, R&D expense decreased to 11.1% from 12.1% in the third fiscal quarter and decreased to 11.1% from 12.8% in the nine months ended July 2, 2005 as compared to the corresponding amounts in the prior year.  The third fiscal quarter decrease was primarily due to the completion of Lambda’s 193nm lithography program during the first fiscal quarter of 2005 ($2.1 million) and higher net reimbursements ($1.2M) for development projects in our Electro-Optics segment, partially offset by increased project spending on supplies and labor in our Electro-Optics segment ($1.0 million) primarily for individually addressable semiconductor laser bar and optically pumped products.  The year-to-date decrease was primarily due to the completion of Lambda Physik’s 193nm lithography program during the first fiscal quarter of 2005 ($7.6 million) and higher net reimbursements ($4.5 million) for development projects in our Electro-Optics segment, partially offset by increased project spending on supplies and labor in our Electro-Optics segment ($5.7 million) primarily for optically pumped and individually addressable semiconductor laser bar, diode-pumped and laser diode module products, increased spending on Lambda industrial projects ($1.3 million) and the impact of the strengthening of the Euro and Yen against the U.S. dollar ($1.1 million).  We anticipate R&D expenses to be in the range of 11.0% to 11.5% of net sales in the fourth quarter of fiscal 2005.

The in-process research and development charge of $1.6 million in the third quarter and nine months ending July 2, 2005 resulted from our acquisition of TuiLaser.

Selling, general and administrative (SG&A) expenses in the third fiscal quarter of 2005 increased $0.1 million, or less than 1%, from the comparable fiscal quarter one year ago, and as a percentage of net sales increased to 23.0% from 22.5%.  Year-to-date, selling, general and administrative (SG&A) expenses increased $0.3 million, or less than 1%, from the comparable period one year ago, but as a percentage of net sales decreased to 22.5% from 23.7%.  The third fiscal quarter increase was primarily due to higher consulting and depreciation expense related to our investments in information technology systems ($0.7 million) and higher consulting and audit costs related to Sarbanes-Oxley compliance ($0.5 million), partially offset by lower headcount-related sales and marketing expenses ($1.0 million).  The year-to-date increase was primarily due to higher consulting and depreciation expense related to our investments in information technology systems ($2.5 million),  higher consulting and audit costs related to Sarbanes-Oxley compliance ($1.2 million), and the strengthening of the Euro and Yen against the U.S. dollar ($1.4 million), partially offset by lower headcount related expenses ($2.0 million), lower medical insurance claims under our self-insured programs ($1.3 million), reduced charges attributable from deferred compensation plan liabilities ($0.8 million) and lower legal and consulting fees related to duty issues ($0.7M).  We anticipate SG&A expenses to be in the range of 22.5% to 23.5% of net sales in the fourth quarter of fiscal 2005.

Our restructuring, impairment and other charges (recoveries) during the three months and nine months ended July 2, 2005 and July 3, 2004 were due to adjustments to the estimated contractual obligation for lease and other facility costs of a previously vacated building, net of estimated sublease income.

Amortization of intangible assets increased $0.2 million, or 11%, and decreased $0.5 million, or 10%, in the fiscal quarter and nine months ended July 2, 2005, respectively, compared to the comparable periods one year ago.  The current quarter increase was primarily due to amortization of intangibles related to our TuiLaser acquisition.  The year-to-date decrease was due to the completion of amortization of certain intangibles related to our Positive Light acquisition and to technology sold in the second quarter of fiscal 2004, partially offset by amortization of intangibles related to our TuiLaser acquisition.

OTHER INCOME (EXPENSE)

Other income, net of other expense, increased $0.7 million during the third quarter of fiscal 2005 and decreased $0.3 million in the nine months ended July 2, 2005 compared to the comparable periods one year ago.  The third quarter increase was primarily due to higher interest income ($0.8 million) as a result of higher returns and higher cash balances, higher investment gains, net of expenses, associated with our deferred compensation plans ($0.6 million) and lower interest expense ($0.3 million) due to principal payments made on our Star notes, partially offset by the gain of $1.2 million related to the sale of certain technology in the third quarter of fiscal 2004. The year-to-date decrease was primarily due to the gain of $1.2 million related to the sale of certain technology in the third quarter of fiscal 2004, lower investment gains, net of expenses, associated with our deferred compensation plans ($0.7 million) and $0.5 million less favorable foreign currency exchange net gains, partially offset by higher interest income ($1.5 million) as a result of higher returns and higher cash balances and lower interest expense ($0.6 million) due to principal payments made on our Star notes.

INCOME TAXES

The effective tax rate on income for the third quarter of fiscal 2005 of 18.1% was lower than the statutory rate of 35.0% primarily due to a benefit of $1.4 million resulting from increased use of export tax incentives and R&D tax credits, partially offset by the non-deductibility of $1.6 million in IPR&D related to the TuiLaser acquisition.  The effective tax rate on income before minority interest for the nine months ended July 2, 2005 of 0.5% was lower than the statutory rate of 35.0% primarily due to a benefit of $9.6 million related to the reversal of deferred tax valuation allowances at Lambda Physik and benefits from increased use of export tax incentives and R&D tax credits, including benefits of federal tax law changes enacted in the first quarter of fiscal 2005, partially offset by the non-deductibility of $1.6 million in IPR&D related to the TuiLaser acquisition.

The effective tax rate on income from continuing operations before minority interest for the third quarter of fiscal 2004 of 45.7% was higher than the statutory rate of 35.0% primarily due to valuation allowance provisions related to losses at Lambda Physik, partially offset by benefits from R&D tax credits.  The effective tax rate on income from continuing operations before minority interest for the nine months ended July, 2004 of 42.5% was higher than the statutory rate of 35.0% primarily due to valuation allowance provisions related to losses at Lambda Physik, partially offset by benefits from R&D tax credits.

MINORITY INTEREST IN SUBSIDIARIES (EARNINGS) LOSSES

Minority interest in subsidiaries earnings decreased $0.3 million for the third quarter of fiscal 2005 and minority interest in subsidiaries losses decreased less than $0.1 million for the first nine months of fiscal 2005, compared to the same periods in the prior year due to lower net earnings and losses incurred by Lambda Physik and the completion of the purchase of the remaining shares of Lambda Physik in the second quarter of fiscal 2005.  As a result of the completion of the purchase, there was no minority interest in earnings or losses of Lambda Physik during the quarter ended July 2, 2005.

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

	Nine Months Ended
	July 2, 2005	July 3, 2004
	(in thousands)
Net cash provided by operating activities	$72,921	$48,628
Sales of shares under employee stock plans	13,130	6,923
Purchases of property and equipment	(12,139)	(41,310)
Acquisition of businesses, net of cash acquired	(37,873)	(2,471)
Net payments on debt borrowings	(14,366)	(14,254)

Net cash provided by continuing operating activities increased by $24.3 million to $72.9 million for the nine months ended July 2, 2005 compared to $48.6 million for the same period one year ago.  The increase was primarily due to current year-to-date operating earnings and higher cash flows from accounts receivable, partially offset by higher income tax refunds received in fiscal

2004.  We believe that our cash flow provided by operating activities will be adequate to cover our current working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities.  We continue to follow our strategy to further strengthen our financial position by primarily using available cash flow to fund operations and to reduce the amount of debt we have outstanding.

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

Additional sources of cash available to us were a multi-currency line of credit and bank credit facilities totaling $41.5 million as of July 2, 2005, of which $40.6 million was unused and available.  These credit facilities were used in Europe during the nine months ended July 2, 2005.  Our domestic lines of credit include a $12.5 million unsecured revolving account from Union Bank of California, which expires January 31, 2007.  No amounts have been drawn upon our domestic lines of credit as of July 2, 2005.

Our ratio of current assets to current liabilities was 4.5:1 at July 2, 2005 compared to 4.3:1 at October 2, 2004.  The increase in our ratio from October 2, 2004 to July 2, 2005 is primarily due to increases in short-term investments, cash and cash equivalents and inventories, partially offset by decreases in accounts receivable.  Our cash position, working capital and debt obligations are as follows:

	July 2, 2005	October 2, 2004
	(in thousands)
Cash and cash equivalents	$97,355	$87,659
Working capital	377,039	345,643
Total debt obligations	13,594	27,915

Debt Obligations and Restricted Cash, Cash Equivalents and Short-term Investments

At July 2, 2005, our current and long-term debt obligations primarily consisted of our notes payable to finance our acquisition of Star Medical (Star notes).  The Star notes agreement requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account.  At July 2, 2005, $15.2 million of current restricted cash, cash equivalents and short-term investments were related to the Star notes (see Note 9 in our Notes to Condensed Consolidated Financial Statements).

Our $12.5 million unsecured revolving account from Union Bank of California agreement is subject to standard covenants related to financial ratios and profitability.  At July 2, 2005, we were in compliance with these covenants.

As part of our tender offer to purchase the remaining outstanding shares of our Lambda Physik subsidiary, we were required by local regulations to have funds available for the offer in an account located in Germany.  As of July 2, 2005, we had $1.2 million restricted for close out costs related to the purchase of the shares of Lambda Physik that is included in non-current restricted cash, cash equivalents and short-term investments on our condensed consolidated balance sheets.  We purchased the remaining shares of Lambda Physik during the second fiscal quarter of 2005.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under SEC rules.  Information regarding our long-term debt payments, operating lease payments, capital lease payments and long-term purchase commitments is provided in Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on Form 10-K/A for the fiscal year ended October 2, 2004, as amended.  There have been no material changes in contractual obligations since October 2, 2004.  Information regarding our other financial commitments at July 2, 2005 is provided in the Notes to the Condensed Consolidated Financial Statements in this filing.

Changes in Financial Condition

Cash provided by continuing operating activities during the nine months ended July 2, 2005 was $72.9 million, which included net income of $34.6 million; restructuring, impairment and other charges of $3.1 million; IPR&D of $1.6 million; depreciation and amortization of $26.1 million; cash provided by operating assets and liabilities of $12.1 million and other items aggregating $1.7 million; partially offset by decreases in net deferred tax assets of $6.3 million.

Cash used for investing activities during the nine months ended July 2, 2005 of $56.8 million included $29.2 million, net, used to purchase available-for-sale securities, $25.7 million, net of cash acquired, used to purchase TuiLaser, $12.1 million used to purchase the remaining shares of Lambda Physik, $12.1 million used to acquire property and equipment, $1.3 million used to pay premiums on life insurance and other items aggregating $0.5 million, partially offset by a $23.6 million decrease in restricted cash for the purchase of the remaining shares of Lambda Physik and $0.5 million provided by proceeds from the dispositions of property and equipment.

Cash used in financing activities during the nine months ended July 2, 2005 of $3.1 million included net debt repayments of $14.3 million and a decrease in cash overdraft of $2.3 million, partially offset by $13.1 million generated from our employee stock purchase and stock option plans and $0.4 million from collection of notes receivable from stock sales.

Changes in exchange rates during the nine months ended July 2, 2005 used $3.3 million, primarily due to the weakening of the Euro and Japanese Yen in relation to the U.S. dollar.

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

SFAS 123R will be effective for our fiscal quarter beginning October 2, 2005, and allows for the use of the Modified Prospective Application Method.  Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption is recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.  In addition, companies may use the Modified Retrospective Application Method.  This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption.  If the Modified Retrospective Application Method is applied, financial statements for prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.  We have not yet determined which method we will apply upon our adoption of SFAS 123R.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS 154 will become effective for our fiscal year beginning October 1, 2006.

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

During the nine months ended July 2, 2005, our research and development expenses were 11% of net sales.  Over the last three fiscal years, our research and development expenses have been approximately 13% of net sales.  Our future success depends on our ability to anticipate our customers’ needs and develop products that address those needs.  Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly.  If we fail to effectively transfer production processes, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed.

We face risks associated with our foreign sales that could harm our financial condition and results of operations.

For the nine months ended July 2, 2005, 65% of net sales were derived from customers outside of the United States.  For fiscal years 2004, 2003 and 2002, 61%, 61% and 60%, respectively, of our net sales were derived from customers outside of the United States.  We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future.  A global economic slowdown could have a negative effect on various foreign markets in which we operate.  This may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries.  The majority of our foreign sales occurs through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers.  Our foreign operations and sales are subject to a number of risks, including:

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

Competition in the various photonics markets in which we provide products is very intense.  We compete against a number of large companies, including Newport Corporation; Excel Technology, Inc., JDS Uniphase Corp.; Rofin-Sinar Technologies, Inc; and Cymer, Inc, as well as other smaller companies.  Some of our competitors are large companies that have significant financial, technical, marketing and other resources.  These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products.  Some of our competitors that have more cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines.  Any of these acquisitions could give our competitors a strategic advantage.  Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

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

We are in the process of integrating some of Lambda Physik’s operations, distribution and information technology systems into other Coherent operations.  However, integrating these aspects of Lambda Physik into our operations is a complex, time consuming and expensive process.  The complexity of the technologies and activities being integrated and the disparate corporate cultures being combined may increase the difficulty of integration.  Management’s focus on the integration may divert attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts.  In addition, it is common in the technology industry for aggressive competitors to attract customers and recruit key employees away from companies during the integration phase of an acquisition.

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

We are subject to Section 203 of the Delaware General Corporation Law, which prohibits a publicly held Delaware corporation from engaging in a merger, asset or stock sale or other transaction with an interested stockholder for a period of three years following the date such person became an interested stockholder, unless prior approval of our board of directors is obtained or as otherwise provided.  These provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us without obtaining the prior approval of our board of directors, which may cause the market price of our common stock to decline.  In addition, we have adopted a change of control severance plan, which provides for the payment of a cash severance benefit to each eligible employee based on the employee’s position.  If a change of control occurs, our successor or acquirer will be required to assume and agree to perform all of our obligations under the change of control severance plan.

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

Changes in tax rates or tax liabilities could affect future results.

As a global company, we are subject to taxation in the United States and various other countries.  Significant judgment is required to determine worldwide tax liabilities.  Our future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws.  For example, recent U.S. legislation governing taxation of extraterritorial income (ETI) repealed certain export subsidies that were prohibited by the World Trade Organization and enacted different tax provisions.  These new tax provisions are not expected to fully offset the loss of the repealed tax provisions and, as a result, our U.S. tax liability may increase.  In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service and other tax authorities.  We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.  Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our results of operations.

Our financial results will be affected by changes in the accounting rules governing the recognition of stock-based compensation expense

Currently, we measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  Under this method, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date.  In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we provide disclosures of our operating results as if we had applied the fair value method of accounting

(pro-forma basis). Beginning in the second quarter of fiscal 2003, we provided such disclosures in our Quarterly Reports on Form 10-Q in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, the charges would have been significantly higher ($2.1 million and $9.1 million in the quarter and nine months ended July 2, 2005, respectively, and $14.4 million, $17.6 million and $19.0 million in fiscal 2004, 2003 and 2002, respectively) than the intrinsic value method currently being used.

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

Beginning with our annual report for our fiscal year ending October 1, 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include a report by our management on our internal controls over financial reporting.  Such report must contain an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective.  Such report must also contain a statement that our independent auditors have issued an attestation report on management’s assessment of such internal controls.

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

For the quarter and nine months ended July 2, 2005, our research and development costs were $13.9 million (11% of net sales) and $42.4 million (11% of net sales), respectively.  For our fiscal years 2004, 2003 and 2002, our research and development costs were $62.7 million, $51.0 million and $52.4 million, or 13% net sales for each respective fiscal year.  We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance.  Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of income securities.  These securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from levels at July 2, 2005, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount.  We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.  If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At July 2, 2005, the fair value of our available-for-sale debt securities was $127.5 million, $8.7 million of which was classified as cash and equivalents, $108.6 million was classified as short-term investments and $10.2 million was classified as restricted cash, cash equivalents and short-term investments on our condensed consolidated balance sheet at July 2, 2005.

At July 2, 2005, we had fixed rate long-term debt of approximately $13.5 million, and a hypothetical 10% increase in interest rates would not have a material impact on the fair market value of this debt, based on pricing models using current interest rates.  We do not hedge any interest rate exposures.

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

A hypothetical 10% appreciation of the forward adjusted U.S. dollar to July 2, 2005 market rates would increase the unrealized value of our forward contracts by $1.5 million.  Conversely, a hypothetical 10% depreciation of the forward adjusted U.S. dollar to July 2, 2005 market rates would decrease the unrealized value of our forward contracts by $1.8 million.

The following table provides information about our foreign exchange forward contracts at July 2, 2005.  The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value.  The U.S. notional fair value represents the contracted amount valued at July 2, 2005 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Fair Value Hedges:
Euro	1.2963	$(19,315)	$(17,876)
British Pound Sterling	1.8334	5,187	5,009
Japanese Yen	104.9859	(3,943)	(3,980)
Canadian Dollar	1.2359	240	226
Korean Won	1,015.000	296	290

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

Scope of the Controls Evaluation

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report.  During the evaluation of our controls and procedures, we looked to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action (including process improvements) was being undertaken.  This evaluation is performed on a quarterly basis so that the conclusions of management, including our CEO and CFO, concerning the effectiveness of the disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K.  The overall goal of the evaluation activity is to monitor our disclosure controls and procedures, and to modify them as necessary.  We intend to maintain our disclosure controls and procedures as a dynamic system that changes as conditions warrant.

Conclusions

Based upon the evaluation of the effectiveness of our disclosure controls and procedures, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 2, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  Following the period covered by this report, we added additional review and reconciliation procedures for the calculation of the tax effect on pro forma stock-based compensation.  We added these additional procedures after we identified an error in the calculation of the tax effect on pro forma stock-based compensation resulting in the need to file amendments to our Quarterly Reports on Form 10-Q to restate our previously issued condensed consolidated financial statements for the three month period ended January 1, 2005 and the three and six month period ended April 2, 2005.  See Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition-Company Overview-Restatement.”

PART II. OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on April 7, 2005.  Proposals I and II were approved.  The results are as follows:

Proposal I

The following directors were elected at the meeting to serve as directors for the ensuing year:

	For	Withheld
Bernard J. Couillaud	27,685,996	1,243,910
Henry E. Gauthier	17,873,453	11,056,452
John R. Ambroseo	27,856,284	1,073,622
Charles W. Cantoni	27,905,777	1,024,129
John H. Hart	22,112,287	6,817,619
Robert J. Quillinan	27,669,562	1,260,344
Lawrence Tomlinson	22,051,281	6,878,625
Garry W. Rogerson	25,069,380	3,860,526
Sandeep Vij	28,381,740	548,166

Proposal II

The proposal to ratify the appointment of Deloitte & Touche, LLP as the Company’s independent registered public accounting firm for the fiscal year ended October 1, 2005.

For	Against	Abstained
27,535,425	1,386,509	7,972

The proposals above are described in detail in the Registrant’s definitive proxy statement filed on March 7, 2005 for the Annual Meeting of Stockholders held on April 7, 2005.

ITEM 6.     Exhibits

See Exhibit Index.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

August 11, 2005	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer (Principal Executive Officer)

August 11, 2005	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Agreement and Plan of Merger. (Previously filed as Exhibit 2.1 to Form 10-K for the fiscal year ended September 29, 1990).

3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990).

3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002).

3.3*	Bylaws of Coherent, Inc, as amended (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 29, 1990).

4.1*	Amended and Restated Common Shares Rights Agreement dated November 2, 1989 between Coherent and the Bank of Boston. (Previously filed as Exhibit 4.1 to Form 8-K filed on November 3, 1989).

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