Form 10-Q/A
period 2005-01-01
COHERENT INC
filed 2005-08-17
CIK 21510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2005, which was filed with the Securities and Exchange Commission (SEC) on February 9, 2005 (the “Original Filing”), as amended by Amendment No. 1 filed on May 17, 2005.  We are filing this Amendment No. 2 to correct the pro forma amounts reported for stock based compensation determined under the fair value based method for the three months ended January 1, 2005.  This correction had no impact on our consolidated balance sheets, results of operations or cash flows for any of the periods presented.  For a more detailed description of the restatement, see “Restatements” in Note 15 of the Notes to Condensed Consolidated Financial Statements.

This Form 10-Q/A amends and restates “Item 1. Financial Statements,” “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Item 4. “Controls and Procedures” of Part I of the Original Filing, as amended, solely as a result of, and to reflect, the restatement.  Pursuant to the rules of the SEC, we have included currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications of our principal executive officer and our principal financial officer are attached to this form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

	Three Months Ended
	January 1, 2005	December 27, 2003
	(as restated, see note 15)
Net income, as reported	$5,388	$224
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of income tax/benefit	3,922	(1,862)
Pro forma net income	$1,466	$2,086

Earnings per share:
Basic – as reported	$0.18	$0.01
Basic – pro forma	$0.05	$0.07

Diluted – as reported	$0.17	$0.01
Diluted – pro forma	$0.05	$0.07

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

15. RESTATEMENTS

Deferred Compensation Plans

Subsequent to the issuance of our condensed consolidated financial statements for the three months ended January 1, 2005, we identified errors in the accounting for our deferred compensation plans.  In 1999, we amended our non-qualified deferred compensation plan (Plan) and introduced a new investment structure whereby the then existing and future contributions to the Plan were funded in Company-owned life insurance contracts.  Since the change in investment structure to Company-owned life insurance contracts, we accounted for the Plan by recording the participants’ balances as a liability equal to the obligation to the participants and the related asset investments in the equivalent amount.  As a result of a review of the accounting for the Plan in connection with a change to a new third-party administrator, we determined that the asset investments should have been recorded at the cash surrender value of the insurance contracts.  Further, life insurance premiums loads, policy fees, and cost of insurance that were paid from the asset investments and gains and losses from the asset investments for this and one other deferred compensation plan should have been recorded as components of other income or expenses; and increases in the obligation to the participants should have been recorded as operating expenses.

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

Tax Effect on Pro Forma Stock-Based Compensation Disclosures

Subsequent to the issuance of our condensed consolidated financial statements for the three months ended January 1, 2005, we determined that the tax effect on stock-based compensation determined under the fair value method had been calculated incorrectly for the three months ended January 1, 2005.  Accordingly, such pro forma amounts presented have been restated (see Note 1).  The correction of the error increased pro forma stock-based compensation expense, net of tax, by $1.6 million to $3.9 million from $2.3 million, as previously reported, and decreased pro forma net income by $1.6 million to $1.5 million from $3.1 million, as previously reported.  Basic and diluted pro forma earnings per share each decreased by $0.05 from $0.10, as previously reported, to $0.05.  This correction had no impact on our consolidated balance sheets, results of operations or cash flows for any of the periods presented.

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

As discussed in Note 15 to the condensed consolidated financial statements included at Item I, we have restated our condensed consolidated financial statements for the three month periods ended January 1, 2005 and December 27, 2003 to correct the accounting for our deferred compensation plans.  We have also corrected our calculation of the tax effect on stock-based compensation determined under the fair value method for the three months ended January 1, 2005.  All information included in this Management’s Discussion and Analysis of Results of Operations and Financial Condition has been correspondingly corrected to give effect to such restatements.

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

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition (dollars in thousands):

	Three Months Ended
	January 1, 2005	December 27, 2003	Change	% Change
Bookings - Electro-Optics	$97,020	$106,691	$(9,671)	(9.1)%
Bookings - Lambda Physik	$31,563	$20,136	$11,427	56.7%
Net Sales - Electro-Optics	$100,899	$90,623	$10,276	11.3%
Net Sales - Lambda Physik	$25,123	$17,328	$7,795	45.0%
Gross profit as a percentage of net sales - Electro-Optics	45.7%	42.3%	3.4%	8.0%
Gross profit as a percentage of net sales - Lambda Physik	21.8%	17.4%	4.4%	25.5%
Research and development as a percentage of net sales	11.3%	14.0%	(2.7)%	(19.3)%
Net cash provided by operating activities	$30,290	$25,270	$5,020	19.9%
Daily sales outstanding in inventories	78.3	86.4	(8.1)	(9.4)%
Daily sales outstanding in receivables	61.9	61.9	0.0	0.0%
Capital spending as a percentage of net sales	3.4%	25.6%	(22.2)%	(86.8)%

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

Our financial results could be affected by potential changes in the accounting rules governing the recognition of stock-based compensation expense

Currently, we measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  Under this method, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date.  In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we provide disclosures of our operating results as if we had applied the fair value method of accounting (pro-forma basis).  Beginning in the second quarter of fiscal 2003, we provided such disclosures in our Quarterly Reports on Form 10-Q in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, the charges would have been significantly higher than the intrinsic value method used by us, totaling $3.9 million in the quarter ended January 1, 2005 and $14.4 million, $17.6 million and $19.0 million in fiscal 2004, 2003 and 2002, respectively.

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

Scope of the Controls Evaluation

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report.  During the evaluation of our controls and procedures, we looked to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action (including process improvements) was being undertaken.  This evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K.  The overall goal of the evaluation activity is to monitor our disclosure controls and procedures, and to modify them as necessary.  We intend to maintain our disclosure controls and procedures as a dynamic system that changes as conditions warrant.

Conclusions

Based upon the evaluation of the effectiveness of our disclosure controls and procedures, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be included in our Exchange Act reports, including this Quarterly Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and forms.

In coming to the conclusion that our disclosure controls and procedures were effective as of January 1, 2005, our CEO and CFO considered, among other things, the control deficiency related to the accounting for our deferred compensation plans and the control deficiency related to the error in the calculation of the tax effect on pro forma stock-based compensation, which resulted in the need to amend our Form 10-Q to restate our previously issued financial statements as disclosed in Note 15 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A and our pro forma Stock-Based Compensation footnote related thereto for the three month period ended January 1, 2005.  We reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 99 “Materiality” and Accounting Principles Board Opinion No. 28 “Interim Financial Reporting” paragraph 29.  We then took into consideration that the restatement for the correction of the accounting for our deferred compensation plans (i) did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) did not have a material cumulative impact to the financial statements of prior interim or annual periods; (iii) was based solely on our determination that the cumulative impact of the error, if recorded in the period discovered, would have been material to that period’s reported net income; and that the restatement for the correction of the error in the calculation of the tax effect on pro forma stock-based compensation had no impact to any of our consolidated Statement of Operations, Balance Sheet, or Statement of Cash Flows for the period affected.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 1, 2005, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Following the period covered by this report, we added additional review and reconciliation procedures over the accounting for our deferred compensation plans and for the calculation of the tax effect on pro forma stock-based compensation.

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

Coherent, Inc.
(Registrant)

August 17, 2005	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

August 17, 2005	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)