Form 10-Q/A
period 2005-04-02
COHERENT INC
filed 2005-08-17
CIK 21510

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005, which was filed with the Securities and Exchange Commission (SEC) on May 17, 2005 (the “Original Filing”).  We are filing this Amendment No. 1 to correct the pro forma amounts reported for stock based compensation determined under the fair value based method for the three and six month periods ended April 2, 2005.  This correction had no impact on our consolidated balance sheets, results of operations or cash flows for any of the periods presented.  For a more detailed description of the restatement, see “Restatements” in Note 15 of the Notes to Condensed Consolidated Financial Statements.

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

Notes to Condensed Consolidated Financial Statements (restated)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 6.	Exhibits

Signatures

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004 (as restated, see note 15)	April 2, 2005	April 3, 2004 (as restated, see note 15)

Net sales	$131,175	$125,808	$257,197	$233,759
Cost of sales	72,688	74,269	147,173	140,919
Gross profit	58,487	51,539	110,024	92,840
Operating expenses:
Research and development	14,175	15,593	28,476	30,710
Selling, general and administrative	28,765	29,517	57,137	56,968
Restructuring, impairment and other charges (recoveries)	(40)	—	260	237
Intangibles amortization	1,528	1,770	3,021	3,699
Total operating expenses	44,428	46,880	88,894	91,614
Income from operations	14,059	4,659	21,130	1,226
Other income (expense):
Interest and dividend income	1,081	618	2,048	1,338
Interest expense	(483)	(795)	(1,370)	(1,643)
Foreign exchange gain	311	420	242	817
Other—net	(119)	165	777	2,161
Total other income, net	790	408	1,697	2,673
Income from continuing operations before income taxes and minority interest	14,849	5,067	22,827	3,899
Provision (benefit) for income taxes	(4,728)	2,418	(1,958)	1,359
Income from continuing operations before minority interest	19,577	2,649	24,785	2,540
Minority interest in subsidiaries’ losses	—	145	180	478
Income from continuing operations	19,577	2,794	24,965	3,018
Discontinued operations, net of income taxes of $145	—	218	—	218
Net income	$19,577	$3,012	$24,965	$3,236

Net income per basic share:
Income from continuing operations	$0.64	$0.09	$0.82	$0.10
Income from discontinued operations, net of income taxes	—	0.01	—	0.01
Net income	$0.64	$0.10	$0.82	$0.11

Net income per diluted share:
Income from continuing operations	$0.63	$0.09	$0.81	$0.10
Income from discontinued operations, net of income taxes	—	0.01	—	0.01
Net income	$0.63	$0.10	$0.81	$0.11

Shares used in computation
Basic	30,628	30,121	30,555	30,061
Diluted	31,112	30,551	30,991	30,442

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

	Three Months Ended		Six Months Ended
	April 2, 2005 (as restated, see note 15)	April 3, 2004	April 2, 2005 (as restated, see note 15)	April 3, 2004
Net income, as reported	$19,577	$3,012	$24,965	$3,236
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	2,961	2,532	6,883	669
Pro forma net income	$16,616	$480	$18,082	$2,567

Earnings per share:
Basic – as reported	$0.64	$0.10	$0.82	$0.11
Basic – pro forma	$0.54	$0.02	$0.59	$0.09

Diluted – as reported	$0.63	$0.10	$0.81	$0.11
Diluted – pro forma	$0.53	$0.02	$0.58	$0.08

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

The following is a summary of the significant effects of the restatement:

	Three Months Ended April 3, 2004			Six Months Ended April 3, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data)
Condensed Consolidated Statements of Operations Data
Cost of sales	$74,235	$34	$74,269	$140,752	$167	$140,919
Gross profit	51,573	(34)	51,539	93,007	(167)	92,840
Research and development	15,538	55	15,593	30,459	251	30,710
Selling, general and administrative	29,132	385	29,517	55,090	1,878	56,968
Total operating expense	46,440	440	46,880	89,485	2,129	91,614
Income from operations	5,133	(474)	4,659	3,522	(2,296)	1,226
Other-net	(69)	234	165	80	2,081	2,161
Total other income (expense), net	174	234	408	592	2,081	2,673
Income from continuing operations before income taxes and minority interest	5,307	(240)	5,067	4,114	(215)	3,899
Provision (benefit) for income taxes	2,567	(149)	2,418	2,013	(654)	1,359
Income from continuing operations before minority interest	2,740	(91)	2,649	2,101	439	2,540
Income from continuing operations	2,885	(91)	2,794	2,579	439	3,018
Net income	3,103	(91)	3,012	2,797	$439	3,236

Net Income Per Share
Basic:
Income from continuing operations	$0.09	$—	$0.09	$0.08	$0.02	$0.10
Net income	$0.10	$—	$0.10	$0.09	$0.02	$0.11

Diluted:
Income from continuing operations	$0.09	$—	$0.09	$0.08	$0.02	$0.10
Net income	$0.10	$—	$0.10	$0.09	$0.02	$0.11

Tax Effect on Pro Forma Stock-Based Compensation Disclosures

Subsequent to the issuance of our condensed consolidated financial statements for the quarter ended April 2, 2005, we determined that the tax effect on stock-based compensation determined under the fair value method had been calculated incorrectly for the three and six month periods ended April 2, 2005.  Accordingly, such pro forma amounts presented have been restated (see Note 1).  For the three month period ended April 2, 2005, the correction of the error increased pro forma stock-based compensation expense, net of tax, by $0.8 million to $2.9 million from $2.1 million, as previously reported, and decreased pro forma net income by $0.8 million to $16.6 million from $17.4 million, as previously reported.  For the six month period ended April 2, 2005, the effect was to increase pro forma stock-based compensation expense, net of tax, by $2.4 million to $6.8 million from $4.4 million, as previously reported, and decreased pro forma net income by $2.4 million to $18.1 million from $20.5 million, as previously reported.  For the three months ended April 2, 2005 basic and diluted pro forma earnings per share each decreased by $0.03 from $0.57 and $0.56 per share, as previously reported, to $0.54 and $0.53 per share, respectively.  For the six months ended April 2, 2005 basic and diluted pro forma earnings per share each decreased by $0.08 from $0.67 and $0.66 per share, as previously reported, to $0.59 and $0.58 per share, respectively.

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

As discussed in Note 15 to the condensed consolidated financial statements included at Item I, we have restated our condensed consolidated financial statements for the three and six month periods ended April 3, 2004 to correct the accounting for our deferred compensation plans.  We have also corrected our calculation of the tax effect on stock-based compensation determined under the fair value method for the three and six month periods ended April 2, 2005.  All information included in this Management’s Discussion and Analysis of Results of Operations and Financial Condition has been correspondingly corrected to give effect to such restatements.

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

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (R&D percentage) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D spending to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased from 12.4% to 10.8% in the second fiscal quarter and decreased from 13.1% to 11.1% for the six months ended April 2, 2005 from the same quarter and year-to-date periods, respectively, one year ago.  For a more complete description of the reasons for changes in R&D percentage, refer to the “Results of Operations” section of this Form 10-Q/A.

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

Our financial results will be affected by changes in the accounting rules governing the recognition of stock-based compensation expense

Currently, we measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  Under this method, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date.  In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we provide disclosures of our operating results as if we had applied the fair value method of accounting (pro-forma basis).  Beginning in the second quarter of fiscal 2003, we provided such disclosures in our Quarterly Reports on Form 10-Q in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, the charges would have been significantly higher ($3.0 million and $6.9 million in the quarter and six months ended April 2, 2005, respectively, and $14.4 million, $17.6 million and $19.0 million in fiscal 2004, 2003 and 2002, respectively) than the intrinsic value method currently being used.

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

Conclusions

Based upon the evaluation of the effectiveness of our disclosure controls and procedures, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q/A is made known to management, including the CEO and CFO, on a timely basis and is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and forms.

In coming to the conclusion that our disclosure controls and procedures were effective as of April 2, 2005, our CEO and CFO considered, among other things, the control deficiency related to the accounting for our deferred compensation plans and the control deficiency related to the error in the calculation of the tax effect on pro forma stock-based compensation, which resulted in the need to amend our Form 10Q to restate our previously issued financial statements as disclosed in Note 15 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A and our pro forma Stock-Based Compensation footnote related thereto for the three and six month periods ended April 2, 2005.  We reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 99 “Materiality” and Accounting Principles Board Opinion No. 28 “Interim Financial Reporting” paragraph 29.”  We then took into consideration that the restatement for the correction of the accounting for our deferred compensation plans (i) did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) did not have a material cumulative impact to the financial statements of prior interim or annual periods; (iii) was based solely on our determination that the cumulative impact of the error, if recorded in the period discovered, would have been material to that period’s reported net income; and that the restatement for the correction of the error in the calculation of the tax effect on pro forma stock-based compensation had no impact to any of our consolidated Statements of Operations, Balance Sheet, or Statement of Cash Flows for the periods affected.

Changes in Internal Controls Over Financial Reporting

During the quarter ended April 2, 2005, we effected a material change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) with the implementation of additional review procedures over the accounting for our deferred compensation plans.  The additional review procedures were implemented to remediate the internal control deficiency that led to the restatement.

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