Form 10-K
period 2005-10-01
COHERENT INC
filed 2005-12-15
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 1, 2005

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

Common Stock, $.01 par value

Common Stock Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of December 1, 2005, 31,303,762 shares of common stock were outstanding.  The aggregate market value of the voting shares (based on the closing price reported by the NASDAQ National Market System on April 1, 2005) of Coherent, Inc., held by nonaffiliates was $771,907,983.  For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Act.  This determination of affiliate status is not necessarily conclusive.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed on or prior to January 30, 2006, pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Form 10-K.

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

•                  enhancing our market position through our existing technology, as well as developing new technologies;

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

You can identify these and other forward-looking statements by the use of the words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “intends,” “potential,” “projected,” “continue,” or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the heading “Risk Factors.”  All forward-looking statements included in this document are based on information available to us on the date hereof.  We undertake no obligation to update these forward-looking statements as a result of events or circumstances or to reflect the occurrence of unanticipated events or non-occurrence of anticipated events.

ITEM 1.  BUSINESS

GENERAL

Business Overview

Our fiscal year ends on the Saturday closest to September 30.  Fiscal years 2005, 2004 and 2003 ended on October 1, October 2 and September 27, respectively.  Fiscal year 2004 included 53 weeks, whereas fiscal years 2005 and 2003 included 52 weeks.  For convenience, we use September 30 as our fiscal year-end dates throughout this Annual Report in order to correspond to the accompanying consolidated financial statements.

We are one of the world’s leading suppliers of photonics-based solutions in a broad range of commercial and scientific research applications.  We design, manufacture and market lasers, precision optics and related accessories for a diverse group of customers.  Since inception in 1966, we have grown through internal expansion and through strategic acquisitions of complementary businesses, technologies, intellectual property, manufacturing processes and product offerings.

We have two operating segments: Electro-Optics and Lambda Physik, both of which work with customers to provide cost-effective photonics-based solutions.  Our Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, graphic arts and display, materials processing, Original Equipment Manufacturer (“OEM”) laser components and instrumentation, and scientific research and government programs.  Coherent Lambda Physik GmbH (“Lambda Physik”), our wholly-owned subsidiary with headquarters located in Göttingen, Germany, focuses on markets using lasers for the production of thin-film transistors (“TFT”) used in flat panel displays, ink jet printers, medical OEMs, automotive, environmental research, scientific research, materials processing and micro-machining applications.

We were originally incorporated in California on May 26, 1966 and reincorporated in Delaware on October 1, 1990.

Additional information about Coherent, Inc. (referred to herein as the Company, we, our, or Coherent) is available on our web site at www.coherent.com.  We make available, free of charge on our web site, access to our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file them electronically with or furnish them to the Securities and Exchange Commission (“SEC”).  Information contained on our web site is not part of this Annual Report or our other filings with the SEC.

INDUSTRY BACKGROUND

The word “laser” is an acronym for “light amplification by stimulated emission of radiation.”  A laser emits an intense beam of light with some unique and highly useful properties.  Most important, a laser is orders of magnitude higher in brightness than any lamp.  This means that the beam can be focused to a very small and intense spot, useful for applications requiring very high power densities for cutting and other materials processing procedures.  The laser’s high spatial resolution is also useful for microscopic imaging and inspection applications.  Laser light can also be very monochromatic–all the beam energy is confined to a narrow wavelength band, which can be important in biomedical and other medical-related applications.  Some lasers also produce highly polarized outputs while other lasers have unique phase properties that can be used to create ultrafast output–a series of pulses with pulse durations as short as 100 femtoseconds (i.e., 10-13 seconds)

There are many types of lasers and one way of classifying them is by the material used to create the lasing action.  This can be in the form of a gas, liquid, semiconductor or solid-state crystal.  We manufacture all of these types of lasers.  Lasers can also be classified by their output wavelength: ultraviolet, visible, infrared or wavelength tunable.  We also manufacture all of these laser types.  There are also many options in terms of pulsed output versus continuous wave, pulse duration, output power, beam dimensions, etc.  In fact, each application has its specific requirements in terms of laser performance.  The broad technical depth at Coherent enables us to offer a diverse product line characterized by lasers targeted at growth opportunities and key technology applications.  In all cases, we aim to be the supplier of first choice by offering a high-value combination of superior technical performance and high reliability.

Photonics is now taking its place alongside electronics as a critical enabling technology for the twenty-first century.  In the field of photonics, the laser is the undisputed workhorse.  Consequently, the role of the laser is incredibly far-reaching in an ever more diverse set of applications.  Growth in these applications stems from two sources.  First, there are many applications where the laser is displacing conventional technology because it can do the job faster, better or more economically.  Second, there are also new applications where the laser is the enabling tool that makes the work possible.

Key laser applications include: microtechnologies and nanotechnology; semiconductor inspection; microlithography; measurement, test and repair of electronic circuits; medical and biotechnology; consumer electronics; industrial process and quality control; materials processing; imaging and printing; graphic arts display; and research and development.  In particular, ultraviolet (“UV”) lasers are profiting from the trend towards miniaturization, which is a driver of innovation and growth in many markets.  The short wavelength of lasers that emit light in the UV spectral region make it possible to produce extremely small structures—with maximum precision—consistent with the latest state-of–the-art technology.

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

•            Develop and acquire new technologies and market share – We will continue to enhance our market position through our existing technologies and develop new technologies through our internal research and development efforts, as well as through the acquisition of additional complementary technologies, intellectual property, manufacturing processes and product offerings.

•            Emphasize supply chain management – We will continue to focus on operational efficiency through an emphasis on supply chain management with the explicit intent of improving gross margins and increasing inventory turns.

•            Focus on long-term improvement of Return on Invested Capital – We will continue to focus on long-term improvement of return on invested capital.

APPLICATIONS

Our products address a broad range of applications that we group into the following markets: microelectronics, graphic arts and display, materials processing, OEM components and instrumentation, and scientific research and government programs.

Microelectronics

The use of semiconductors has expanded beyond computer systems to a wide array of applications including telecommunications and data communication systems, automotive products, consumer goods, medical products, household appliances, industrial automation and control systems.  In response to market demands and expectations, semiconductor manufacturers are continually seeking to improve their process and design technologies in order to manufacture smaller, more powerful and more reliable devices at a lower cost per function.  The market for lasers is expanding because they deliver advances in all these areas.

We support four major segments of the microelectronics industry: semiconductor front-end manufacturing, back-end fabrication through state-of the-art PCB (printed circuit board) manufacturing, flat panel displays (“FPDs”), and emerging technologies.

Microelectronics—Front-end manufacturing

The term “front-end manufacturing” refers to the production of semiconductor wafers containing a large number of circuits.

Photomask manufacturing

These circuits are created by a process called microlithography, which relies on a high-resolution photomask made of quartz and chrome.  The mask, which is conceptually similar to a negative in photography, is used in lithography systems to make numerous copies of the pattern image on semiconductor wafers.  Our Innova® Sabre™ ion lasers, NovaTex™ excimer lasers, and Rega™ ultrafast lasers are all used in the fabrication, inspection and repair of these masks.

Semiconductor inspection, metrology, testing and wafer yield management

As semiconductor device geometries decrease in size, devices become increasingly susceptible to smaller defects during each phase of the manufacturing process and these defects can negatively impact yield.  One of the semiconductor industry’s responses to the increasing vulnerability of semiconductor devices to smaller defects has been to use defect detection and inspection techniques that are closely linked to the manufacturing process.  For example, automated laser-based inspection systems are now used to detect and locate defects as small as 0.1 micron, which may not be observable by conventional optical microscopes.

Detecting the presence of defects is only the first step in preventing their recurrence.  After detection, defects must be examined in order to identify their size, shape and the process step in which the defect occurred.  This examination is called defect classification. Identification of the sources of defects in the lengthy and complex semiconductor manufacturing process has become essential for maintaining high yield production.  Semiconductor manufacturing has become an around-the-clock operation and it is important for products used for inspection, measurement and testing to be reliable and to have long lifetimes.

Our Azure™, Paladin™, Vitesse™, and Verdi™ lasers are used to detect defects in semiconductor chips and printed circuit boards.  Our Innova iLine™ argon ion laser is used to inspect patterned wafers and our Vector™ laser is used to repair defects that may occur in the photomask or semiconductor device.

The semiconductor fabrication process typically creates numerous patterned layers on each wafer device.  Laser-based systems have been developed to measure the characteristics of metal or opaque layers in order to determine the functionality and conformance of these devices.  Our Vitesse laser generates an ultrafast laser light pulse that produces a localized temperature rise in the materials, which generates a sound wave, a portion of which is reflected back to the surface.  By measuring the returning echoes, the laser system can detect layer thickness, adhesion and composition.

Microelectronics—Semiconductor assembly, testing & advanced packaging

Wafer scribing and singulation

After a wafer is patterned, there are then a host of other processes, referred to as back-end processing, which finally result in a packaged encapsulated silicon chip.  Ultimately, these chips are then assembled into circuits.  The advent of high-speed logic and high-memory content devices has caused chip manufacturers to look for alternative technologies to improve performance and lower process costs.  In terms of materials, this search includes new types of wafers based on low-k dielectrics and thinner silicon.  Our AVIA™ lasers are providing fast economic methods of cutting and scribing these wafers while delivering higher yields than traditional mechanical methods.

Microvia drilling

These same trends are also driving integration and miniaturization, blurring the traditional lines between formerly discrete applications such as assembly and PCB fabrication.  Lasers are playing several enabling roles in this integration and miniaturization.  For instance, lasers are now the only economically practical method for drilling microvias in chip assemblies and in both rigid and flexible printed circuit boards.  These microvias are tiny interconnects that are essential for enabling high-density circuitry commonly used in mobile handsets and advanced computing systems.  Our AVIA™ and Diamond™ carbon-dioxide (“CO2”) lasers are being used in this application.  The ability of these pulsed lasers to operate at very high repetition rates translates into faster drilling speeds and increased throughput in many materials processing applications.

Other applications also merit mention here.  For instance, the high density of the latest circuit boards is reaching the limits of conventional technologies, causing wider adoption of laser direct-write methods.  Our Paladin™ laser is used for this application.  Our lasers are also being increasingly used to trim (selectively cut) components in order to finely adjust their performance.  Our Vector and Prisma lasers are used for this purpose.

Microelectronics—Flat panel display manufacturing

The high-volume consumer market is driving the production of flat panel displays in applications such as digital cameras, personal digital assistants (“PDAs”), mobile telephones, car navigation systems, laptop computers and television monitors.  There are several types of established and emerging FPDs based on quite different technologies, including plasma (“PDP”), liquid crystal (“LCD”) and organic polymers (“OLED”).  Lasers have found applications in each of these technologies given that the laser provides a higher process speed, better yield, lower cost and/or superior display brightness and resolution.

ELA and SLS

Several display types require a high-density pattern of silicon TFTs.  If this silicon is polycrystalline, the performance is greatly enhanced.  In the past, these polysilicon layers could only be produced on expensive thermal glass at high temperatures.  However, excimer-based processes, such as excimer laser annealing (“ELA”) and sequential lateral solidification (“SLS”), have allowed high-volume production of low-temperature polysilicon (“LTPS”) on conventional glass substrates.  Our excimer lasers provide an invaluable solution for both ELA and SLS because they are the only industrial-grade excimers with the high pulse energy these methods require.  The current state-of-the-art product for this application is our Lambda SX-C™ laser.

Our AVIA™ and Diamond™ lasers are also used in other production processes for FPDs.  These processes include cutting, patterning, marking and yield improvement.

Microelectronics–Emerging technologies

Numerous areas of microelectronics can be grouped as “emerging technologies.”  Some of these are transitioning to volume production in the present timeframe while others are more forward-looking.

Solar cell technology is one area that is seeing increased interest.  Historically, this has been a niche energy source because it could not compete with the low cost of other energy sources, most notably fossil fuels.  But today’s higher fuel costs have led to heightened interest in solar panels.  Our lasers, such as AVIA™ and Prisma, are already being used in the production of solar panels for scribing and isolation purposes.

The hydrogen cell is another emerging technology currently attracting attention.  Originally used in spacecrafts, this could provide a clean alternative power source for automobiles if performance, capacity and cost issues can be successfully addressed.  Laser micromachining is likely to play a key role here and our AVIA™, Prisma and Diamond™ lasers are already being used in this area.

Graphic arts and display

Historically, the printing industry has depended upon silver-halide films and chemicals to engrave printing plates.  This chemical engraving process requires several time-consuming steps.  In recent years, we have worked closely with professionals in the printing industry to design semiconductor and diode-pumped lasers for alternative “computer-to-plate” processes.  As a result, our Compass™ lasers and some of our semiconductor lasers are now widely used for computer-to-plate printing, an environmentally friendly process that saves production time by writing directly to plates.  These applications benefit from the high slope efficiency and high-temperature performance that characterize our semiconductor lasers.

There are numerous other applications in the graphic arts and display markets where our lasers are now playing key roles.  For instance, in the area of printing, our Diamond K and G series lasers are used in the engraving of Anilox rollers for flexo-plate and screen-printing and our CUBE™ violet lasers are used in the imaging of offset plates for computer-to-plate printing

In a completely different part of this market, our Innova ion lasers, AZURE, and Paladin DPSS (diode-pumped solid-state) lasers are used to write data on master disks that are used to mass-produce compact discs and digital videodiscs for consumer use.

One of our lasers that have proved particularly successful in this applications segment is the SapphireTM 460.  It is now used for several graphic arts applications, including photo finishing, film writing and the emerging area of laser projection used for cinema and television.  In some of these applications, the Sapphire 460 is displacing air-cooled ion lasers.  This solid-state laser is preferred over these legacy gas lasers because it is 90% smaller, consumes 98% less power and dissipates 98% less heat.

Materials processing

Lasers are widely accepted today as part of many important manufacturing applications.  While many laser companies have developed high-power lasers for the increasingly competitive area of metal processing, we have chosen to concentrate our efforts on developing compact, low-to-medium power lasers specifically for the growing area of nonmetals processing, precision micromachining and laser marking.

Micromachining and cutting

This area includes such applications as the cutting and joining of plastics using both our Diamond™ and semiconductor lasers; the cutting, perforating and scoring of paper and packaging materials; and various cutting and patterning applications in the textile industry.  In the specific area of textiles and clothing, our Diamond™ lasers have seen a return to strength in 2005.  These lasers service older applications, such as cutting complex shapes in leather for footwear, as well as newer applications such as creating detailed fade patterns on designer denims.

At the opposite end of the size and wavelength spectrum, our AVIA ultraviolet lasers are now being used extensively for micromachining a wide range of materials (and in a wide range of industries) including silicon, glass and plastics.  These technically important materials are being laser processed to produce medical devices, micro-electromechanical systems (“MEMS”) and in flat panel display and semiconductor manufacturing.  Silicon and glass are also cut and scribed using our Diamond™ lasers, sometimes in a novel process that combines the heat of the laser with cold-water spray to produce exceptionally high edge quality and strength.

Laser marking and coding

Laser marking and coding are generally considered part of the precision materials processing applications segment and we are also a leading supplier in this area.  Applications are growing rapidly in several areas of this segment where the laser is displacing ink-jet coding due to both aesthetic and environmental pressures.  The optimum choice of laser depends on both the material being marked, whether it is a surface mark (engraved) or a sub-surface mark, and the specific economics of the application.  We now provide lasers for all-important marking applications.  Our fiscal 2005 acquisition of TuiLaser has served to significantly expand our product offering and market share in marking and coding.  A notable example is the use of our solid-state Prisma lasers to create high-quality, gray-scale images for ID cards.

Many marking applications rely on a (scanned) moving laser spot to directly “write” an alphanumeric mark or barcode.  Another method is to use the large cross-section beam from an excimer laser to image a photomask of the intended mark.  Our LPXPro™ excimer lasers provide the perfect solution for these photomask applications because of their high-duty-cycle operation and exceptional reliability.

Excimer-based processes

The unique properties of excimer lasers have enabled a diverse range of material transformation applications.  Examples include drilling and ablating materials to create stents and disposable drug delivery catheters for the medical marketplace.  Frequently, our excimer lasers are also used to mark these same products.  Other materials processing applications for our excimer lasers include stripping thin wires in disk drives, cleaning bare semiconductor wafers and writing fiber Bragg gratings for optical telecommunications and sensing purposes.

Low-friction surfaces for “greener” diesel engines

A particularly interesting and environmentally friendly application is the use of our excimer lasers to treat the cylinder liners in high-performance diesel engines.  Since its development in 2002, this process has proved so successful that it is now used by a major European automobile manufacturer for several production models.  This process delivers a unique surface finish that lowers friction, increases fuel efficiency, and lowers emissions.

OEM components and instrumentation

Instrumentation is one of our more mature commercial applications.  Representative applications within this market include flow cytometry, high-throughput screening for pharmaceutical discovery, genomic and proteomic analyses, Raman spectroscopy, forensics, veterinary science and bio-threat detection.  Specifically, our Sapphire, Compass and CUBE lasers are used in several bio-instrumentation applications including DNA sequencing, flow cytometry and drug discovery.  Our Innova ion lasers serve bio-instrument manufacturers for applications such as cell sorting, DNA and protein sequencing, as well as drug and clinical screening.

We also support the laser-based instrumentation market with a range of laser-related components, including diode lasers for optical pumping, optics, optical coatings and harmonic generation modules.  Some of our OEM component business is also to other, less integrated laser manufacturers participating in OEM markets such as materials processing, scientific, and medical.

Flow cytometry

Flow cytometry is a laser-based micro-fluorescence technique for analyzing single cells or populations of cells in a heterogeneous mixture, including blood samples.  Its numerous applications include cell biology, immunology, reproductive biology, oncology and infectious disease such as Acquired Immune Deficiency Syndrome (“AIDS”).  Flow cytometry is both a powerful research method and an indispensable mainstream clinical diagnostic and prognostic tool.  Commercially available instruments typically count cells according to six or more simultaneous discriminating factors at analysis speeds of thousands of cells per second.  Many instruments also have the capability to selectively sort individual cells for subsequent analysis or cell culture.  The recent design trend in flow cytometry is toward more compact, powerful and reliable instruments.  As a result, our Sapphire, Compass and CUBE lasers are the preferred solid-state solutions in the current generation of cutting-edge instrumentation.

DNA sequencing

Laser-based instrumentation revolutionized DNA sequencing, providing automation and data acquisition rates that would be impossible by any other method.  This technology played a key role in the human genome project.  Today, DNA sequencing continues to be a dynamic area as researchers track and analyze specific genes responsible for various diseases.  Our Sapphire, Compass and CUBE lasers are preferred lasers in this market.

Drug Discovery - Genomics and Proteomics

High-speed automation is also essential to the growth of genomics and proteomics, which now enable drug discovery to proceed at very high throughput rates.  Over a million compounds can now be screened in weeks instead of years.  A challenge to manufacturers of analytical devices is to produce instruments of increasing complexity and capability, while at the same time minimizing their size.  This is particularly important where several instruments may be deployed in a single location for parallel processing.  Our Sapphire, Compass and CUBE lasers are used in instrument techniques such as micro-array scanning, lab-on-a-chip and fluorescence correlation spectroscopy.

Raman spectroscopy

Raman spectroscopy is a non-contact technique in which a laser beam is used to interrogate the composition of samples.  This technique can give unique information about constituent components and their precise concentration, as well as information about crystalline forms (polymorphs), which are particularly important in the pharmaceutical industry.  Laser-enabled Raman instruments are useful for process monitoring, environmental monitoring, and biomedical applications.  Our Innova and Compass product lines are widely deployed in Raman applications, both at the commercial and scientific level.  Exciting new research at the university level also suggests that our powerful tunable deep-UV source, the Indigo™, will prove to be a very useful tool in deciphering protein secondary structure.

Bio-agent detection

A number of laser-based techniques for point source and standoff detection of pathogens or other bio-toxins are being explored in the government and private sectors.  Systems of this type could be deployed to guard military facilities, major sporting events or other large gatherings of citizens, as well as vital infrastructure components, such as subways, airports or industrial hubs.  We have a number of laser systems under evaluation for such applications and are well positioned to actively participate in this segment.

Forensics

Lasers have been used in criminal forensics for a number of decades.  Applications include latent fingerprint detection and trace evidence illumination and identification.  In the past, laser usage was often limited to forensics labs due to the physical size and complexities of the lasers.  Portable models seldom generated enough output for use in high ambient light conditions or for large-scale sweeps of the crime scene.  However, now due to recent advances in optical output versus physical size, forensic scientists have the capability to bring an unprecedented level of latent fingerprint and trace evidence detection directly to the crime scene.  Our compact solid-state Tracer™ laser system, based on OPS (optically pumped semiconductor) technology, directly addresses the needs of large-scale criminal investigation organizations by providing a superior combination of high brightness and portability to bear on the most difficult forensic analysis.

Medical OEM

We sell a variety of components and lasers to medical laser companies in end-user applications such as ophthalmology, aesthetic, surgical, therapeutic and dentistry.  Innova ion laser tubes and our GEM series CO2 lasers are widely used in ophthalmic, aesthetic and surgical markets.  Additionally, our Compass and Sapphire series of lasers are used in the retinal scanning market in diagnostic imaging systems.

Our fiscal 2005 acquisition of TuiLaser, a recognized leader of high-reliability excimer lasers for Lasik and PRK refractive surgery methods with the ExiStarTM excimer laser platform has given us a leading position in this important excimer application segment.

Scientific research and government programs

We are widely recognized as a technology innovator and the scientific market has historically provided an ideal “test market” for our leading-edge innovations.  These have included ultrafast lasers, diode-pumped solid-state lasers, continuous-wave (“CW”) systems and water-cooled gas lasers.  Many of the innovations and products pioneered in the scientific marketplace have gone on to become commercial successes for both our OEM customers and us.

Our installed base of scientific lasers includes tens of thousands of lasers.  Not surprisingly, these lasers are used in a wide range of applications spanning virtually every branch of science and engineering.  These applications include biology (multiphoton and confocal microscopy), physics (atomic and molecular spectroscopy, atom cooling, non-linear optics, X-ray generation, solid-state and semiconductor studies), chemistry (quantum control, time-resolved and Raman spectroscopy) and engineering (material processing, remote sensing and metrology).

Multi-Photon Excitation (“MPE”) microscopy

MPE microscopy is an imaging method used mainly by biologists to create optical microscopy images of cells and sub-cellular structures and processes.  Importantly, MPE can actually image live samples without damaging these samples, thus enabling the interplay of physiology and structure to be studied at the cellular level.  Related to confocal microscopy, MPE can only be performed using the unique properties of an ultrafast laser.  Because many MPE researchers have limited laser expertise, we now support this market with our Chameleon™ tunable ultrafast laser, which is a hands-free easy to use closed-box laser.

Ultrafast research

Ultrafast lasers generate pulses as short as picoseconds (10-12 seconds) and tens of femtoseconds (10-15 seconds).  This pulse generation allows chemical reactions and other processes to be studied at high temporal resolution.  Because of this very short pulse duration, ultrafast lasers also deliver very high peak power, which can be used to generate many exotic effects.  Some of these effects are now finding their way into mainstream applications.  An example of this is the use of ultrafast pulses for cold micromachining.  Our Mira titanium:sapphire (Ti:S) modelocked laser, RegA™ Ti:S high-repetition rate regenerative amplifier, and Mira-OPO synchronously pumped optical parametric oscillator are all examples of ultrafast laser systems used for research applications.  Our Legend™ Ti:S regenerative amplifier, Hidra™ multipass amplifier, and Evolution diode-pumped solid-state pump laser are other examples of ultrafast lasers that support these leading-edge applications with even higher peak powers.

Optical pumping

Several of the lasers that we supply to the research market require optical pumping.  That is to say, they require another laser as their power source, as opposed to power from an electrical outlet.  Examples include our Mira, RegA and 899 lasers.  Our diode-pumped Verdi laser has established itself as the benchmark in reliability as the pump source for these lasers.  Some of our customers are also performing research on new types of lasers and new laser materials.  These investigational laser setups often require optical pumping at green wavelengths and the Verdi is the preferred pump source here as well.

Spectroscopy

Spectroscopy is a scientific field in which processes or materials are studied as a function of wavelength.  Many types of spectroscopy require a tunable laser source.  Our MBR and 899 CW tunable lasers provide unsurpassed resolution and stability for high-resolution spectroscopy applications, while our Mira, Mira-OPO and Chameleon lasers are preferred sources for spectroscopy in the ultrafast domain.

Custom high-power applications

Our custom scientific laser group provides unique high-energy ultrafast systems with peak powers up to 50 terrawatts.  These custom products are used for a variety of physics and chemistry applications, including X-ray generation and non-linear optics.  They are also used in conjunction with large accelerators to study high-energy particle physics.  We have also supplied these high-energy lasers for use in generating proton beams for cancer irradiation.

Infrared and far-infrared research

We also support a wide range of research applications in the infrared (“IR”) and far-infrared (“FIR”) domains with both standard and custom waveguide CO2 lasers and far-infrared lasers.  Research applications for these products include sensing, communications, military programs and terahertz (“THz”) generation.  An example of a standard FIR product is our SIFIR-50, a THz laser system.

FUTURE TRENDS

Microelectronics

After several years of process development, lasers are now used in mass production applications because these laser-based fabrication and testing methods are faster, deliver superior end products, increase yields, and/or cut production costs.  This is reflected in our strong microelectronics sales during fiscal 2005.  Moreover, we anticipate this trend to continue, driven primarily by the increasing sophistication of consumer electronic goods and their convergence via the internet, resulting in increasing demand for more bandwidth and memory.  Although this market has historically been cyclical in nature, we believe that the future will see a strong and overarching trend of increased adoption of solid-state, CO2 and excimer lasers as all these lasers enable both next-generation performance improvements and reduced process costs.  In particular, we expect future demands in the advanced packaging market to steadily shift towards the use of ultraviolet laser-based tools, as these are the only commercial technologies capable of providing the high spatial resolution critical for next-generation chip-scale and wafer-level packages.

Graphic arts and display

This is a well-established market for diode lasers with three routes to market for our products – direct diodes applications, diodes within our solid-state systems, and diodes sold into other solid-state laser systems.  The ongoing improvements in diode laser performance are enabling the direct use of diode lasers to gain more acceptance, reducing costs for end users in this applications segment.  We believe this trend will continue to accelerate in 2006, in what will be an increasingly important market for our diode lasers.

Materials processing

The market for low to medium power lasers used in industrial material processing continues to expand, driven by the need for cost-effective manufacturing solutions for cutting, joining, marking and engraving of non-metal materials.  A number of application areas are performing well.  These include marking/coding, flat bed cutting and engraving, and, in Asia, the production of capital equipment for apparel and leather goods manufacture.  Several factors are enabling us to gain market share in the materials process market.  First, we have developed an expanded portfolio of wavelengths, enabling optimum marking solutions for virtually every non-metal material type.  At the same time, the reliability of these products has been achieved at even higher levels, lowering the cost of ownership.  In addition, the acquisition of TuiLaser has brought the Prisma family of lasers, which fill an important niche in the power spectrum.  Prisma lasers are the leading choice for coding images in the fast-growing ID card market and these lasers, which complement our existing offerings, will allow us to offer a more complete portfolio of products to our existing laser source customers and OEMs.

Scientific research and government programs

We expect modest growth rates in the scientific research market for fiscal 2006, with applications in ultrashort pulses and in bio-research being the drivers of this anticipated expansion.

OEM components and instrumentation

The instrumentation market is seeing a gradual migration from the use of mature laser technologies, such as water-cooled ion lasers, to new technologies, primarily based on solid-state and semiconductors.  Using our unique portfolio of solid-state and semiconductor lasers, and our patented OPS technology, we are able to both assist and stimulate this transition.  Furthermore, this trend is helping in the development of new applications such as security and clinical diagnostics.  These applications are likely to require an increased number of lasers, however, the majority of these activities are still in the research and development stage and we expect only moderate impacts on the laser industry in fiscal 2006, with increases expected in future years. Nevertheless, we anticipate greater future opportunities in microscopy, flow cytometry, lab-on-a-chip and DNA sequencing based on our product enhancements and evolving market developments.

PRODUCTS

We design, manufacture and market lasers, precision optics and related accessories for a diverse group of customers.  The following table shows selected products together with their applications, the markets they serve and the technologies upon which they are based.

Market Segment	Application	Products	Technology
Microelectronics	Photomask writing	SabreFreD Innova NovaTex	Frequency doubled ion Ion Excimer

	Semiconductor inspection and metrology	Vitesse Compass series Enterprise AZURE, Indigo Sapphire	Ultrafast DPSS Ion, DPSS, OPS DPSS OPS

	Marking	Avia	DPSS

	Flat panel display (TFT annealing)	Lambda STEEL series	Excimer

	Advanced packaging and interconnects	Avia Diamond & Gem Series FAP family	DPSS CO2 Semiconductor

	DUV lithography	NovaLine LithoTex	Excimer Excimer

Graphic arts and display	Computer-to-plate printing	Single-stripe diodes Fiber coupled diodes Diode bars Compass series	Semiconductor Semiconductor Semiconductor DPSS

	Writing data to master disks	Innova family AZURE Radius	Ion DPSS Semiconductor

	Entertainment	Innova family Viper	Ion DPSS

	Photo finishing	Sapphire Compass	OPS DPSS

	Laser projection	Sapphire	OPS

Materials processing	Marking, welding, engraving, cutting and drilling	FAP family Diamond	Semiconductor CO2

	Automotive diesel engine production	Lambda STEEL series	Excimer

	Rapid prototyping	Avia	DPSS

OEM components and instrumentation	Confocal microscopy	Enterprise Sapphire	Ion OPS

	DNA sequencing	Compass Sapphire	DPSS OPS

	Flow cytometry/cell sorting	Innova family Compass Sapphire Radius	Ion DPSS OPS Laser Diode Module

	Drug discovery	Innova family Compass Sapphire Radius	Ion DPSS OPS Laser Diode Module

	Raman spectroscopy	Innova family Compass	Ion DPSS

	Forensics	Incriminator Innova family	DPSS Ion

	Laser Doppler velocimetry	Verdi Innova family	DPSS Ion

	Bio-agent detection	Compass, AVIA Radius	DPSS Laser Diode Module

OEM components and instrumentation	Fluorescence spectroscopy	Innova family Compass Sapphire Radius	Ion DPSS OPS Laser Diode Module

	Medical (OEM)	OPTex, COMPex Diode bars Innova family Compass Sapphire Diamond	Excimer Semiconductor Ion DPSS OPS CO2

Scientific research and government programs	Pump source for solid-state lasers	FAP family, Diode bars Diode bars	Semiconductor Semiconductor

	Pump source for Ultrafast and CW Tunable lasers	Verdi, Vitesse, Evolution	DPSS

	Regenerative amplification	Legend Terawatt	DPSS Ultrafast

	Multiphoton excitation microscopy	Mira, Chameleon	Ultrafast

	Pollution analysis	COMPexPro	Excimer

	Metrology (measuring technology)	OPTexPro COMPexPro	Excimer Excimer

	Spectroscopy	COMPexPro Chameleon, Indigo Mira, RegA, OPO 899, MBR, MBD Innova family ScanMatePro	Excimer DPSS Ultrafast CW Tunable Ion Pulsed Dyelaser

	Physical chemistry	COMPexPro	Excimer

	Photochemistry	COMPexPro	Excimer

	Laser diagnostics and measurement	Modemaster Fieldmaster Labmaster	Diagnostics Diagnostics Diagnostics

	Thermal imaging	Infrared optics	Optical fabrication and coating

	Optical components	Optics for lasers	Optical fabrication and coating

We design, manufacture and market a wide variety of lasers and optical components and instruments, some of which are described below. In addition to products we provide, we invest routinely in the core technologies needed to create substantial differentiation for our products in the marketplace.  Our semiconductor, optics and crystal facilities all maintain an external customer base providing value added solutions.  We direct significant engineering efforts to producing unique solutions targeted for internal consumption.  These investments, once integrated into our broader product portfolio provide our customers with uniquely differentiated solutions and the opportunity to substantially enhance the performance, reliability and capability of the products we offer.

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

SALES AND MARKETING

We market our products domestically through a direct sales force.  Our foreign sales are made principally to customers in Europe, Japan and other Asia-Pacific countries.  We sell internationally through direct sales personnel located in Japan, the United Kingdom, Germany, Italy, Austria, France, Belgium, the Netherlands and the People’s Republic of China, as well as through independent representatives in other parts of the world.  Foreign sales accounted for 65% of our total net sales in fiscal 2005 and 61% in both fiscal 2004 and fiscal 2003. Sales made to independent representatives and distributors are generally priced in U.S. dollars.  Foreign sales that we make directly to customers are generally priced in local currencies and are therefore subject to currency exchange fluctuations.  Foreign sales are also subject to other normal risks of foreign operations such as protective tariffs, export and import controls and political instability.  Our products are broadly distributed and no one customer accounted for more than 10% of total net sales during fiscal 2005, 2004 or 2003.

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

RESEARCH AND DEVELOPMENT

We are committed to the development of new products, as well as the improvement and refinement of existing products, including better cost-of-ownership.  Our development efforts are focused on designing and developing products, services and solutions that anticipate customers’ changing needs and emerging technological trends.  Our efforts are also focused on identifying the areas where we believe we can make valuable contributions.  Research and development expenditures for fiscal 2005 were $57.5 million, or 11.1% of net sales compared to $62.7 million, or 12.7% of net sales for fiscal 2004 and $51.0 million, or 12.6% of net sales, for fiscal 2003.  We work closely with customers, both individually and through our sponsored seminars, to develop products to meet customer application and performance needs.  In addition, we are working with leading research and educational institutions to develop new photonics-based solutions.

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

We rely exclusively on our own production capability to manufacture certain strategic components, crystals, optics and optical systems, semiconductor lasers, lasers and laser-based systems.  Because we manufacture, package and test these components, products and systems at our own facilities, and such items may not be readily available from other sources, any interruption in our manufacturing would adversely affect our business.  In addition, our failure to achieve adequate manufacturing yields at our manufacturing facilities may materially and adversely affect our operating results and financial condition.

Operations

Our Electro-Optical products are manufactured at sites in Santa Clara and Auburn, California; Portland, Oregon; East Hanover, New Jersey; Bloomfield, Connecticut; Lübeck, Germany; Leicester, England; Glasgow, Scotland; Munich, Germany; and Tampere, Finland.  Our ion lasers, a portion our DPSS lasers (Verdi, Avia and Vitesse), semiconductor lasers, and ultrafast scientific lasers are manufactured in Santa Clara, California and Glasgow, Scotland.  Our CO2 lasers are manufactured in Bloomfield, Connecticut.  Our optical component products are manufactured at our facilities in Auburn, California and Leicester, England.  Our laser instrumentation products and test and measurement equipment are manufactured in Portland, Oregon.  We manufacture exotic crystals in East Hanover, New Jersey.  We make DPSS lasers at our Santa Clara, California and Lübeck, Germany facilities, including the 315M and 501Q lasers.  Our facility in Tampere, Finland grows the aluminum-free materials that are incorporated into our semiconductor lasers.  We make a range of advanced solid-state lasers used in developing applications including scientific research and semiconductor test equipment in Glasgow, Scotland.  Our excimer laser products are manufactured in Lübeck and Munich, Germany.

INTELLECTUAL PROPERTY

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights.  We currently hold more than approximately 400 U.S. and foreign patents and we have approximately 75 additional pending patent applications that have been filed.  The issued patents cover various products in all of the major markets that we serve.

For a discussion of risks attendant to intellectual property rights, see “Risk Factors—Risks Related to our Buisness— “We may not be able to protect our proprietary technology, which could adversely affect our competitive advantage” and “We could become subject to litigation regarding intellectual property rights, which could seriously harm our business” in Item 1A, which is incorporated herein by reference.

COMPETITION

Competition in the various photonics markets in which we provide products is very intense.  We compete against a number of companies including Newport Corporation; Excel Technology, Inc.; JDS Uniphase Corp.; Rofin-Sinar Technologies, Inc. and Cymer, Inc.; as well as other smaller companies.  We compete globally based on our broad product offering, reliability, cost, and performance advantages for the widest range of commercial and scientific research applications.  Other considerations by our customers include warranty, global service and support and distribution.

BACKLOG

At September 30, 2005, our backlog of orders scheduled for shipment (generally within one year) was approximately $194.1 million compared to $154.6 million at September 30, 2004 and $127.7 million at September 30, 2003.  Orders used to compute backlog are generally cancelable without substantial penalties.  Historically, the rate of cancellation experienced by us has not been significant.  Backlog at September 30, 2005 was higher than backlog at September 30, 2004 in both our Electro-Optics and Lambda Physik operating segments.  Backlog at September 30, 2004 was higher than backlog at September 30, 2003 in both our Electro-Optics and Lambda Physik operating segments.

EMPLOYEES

As of September 30, 2005, we had 2,189 full-time employees.  Approximately 365 of our employees are involved in research and development; 1,301 of our employees are involved in operations, manufacturing, service and quality assurance; and 523 of our employees are involved in sales, marketing, finance, legal and other administrative functions.  Our success will depend in large part upon our ability to attract and retain employees.  We face competition in this regard from other companies, research and academic institutions, government entities and other organizations.  We consider our relations with our employees to be good.

ACQUISITIONS

On November 10, 2005, we acquired the assets of privately held Iolon, Inc. of San Jose, California for approximately $4.9 million in cash.  Iolon designs and manufactures optical components including widely tunable lasers and filters.  We intend to utilize the acquired technology in our core portfolio, especially for products in the instrumentation and display markets.

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

In fiscal 2003, we initiated a tender offer to purchase the 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary owned by other shareholders for approximately $10.50 per share.  Through the end of fiscal 2004, we purchased a total of 4,588,500 outstanding shares for approximately $49.0 million, resulting in a total ownership percentage of 95.01%.  During fiscal 2005, we acquired the remaining 661,500 outstanding shares for approximately $11.8 million, resulting in our full ownership of Lambda Physik.

During fiscal 2003, we acquired Molectron Detector, Inc. (“Molectron”) of Portland, Oregon and Positive Light, Inc. (“PLI”) of Los Gatos, California for approximately $11.5 million and $38.9 million in cash, respectively.  Molectron designs and manufactures laser test and measurement equipment used across all photonics-based applications and markets.  The acquisition of Molectron has enabled us to leverage their well-regarded power and energy management products into our next generation products in both the scientific research and commercial markets.  PLI designs and manufactures advanced solid-state lasers for the scientific research and industrial markets.  The acquisition of PLI has enabled us to gain market share in the scientific research and industrial markets through additional product and service offerings.

RESTRUCTURINGS AND CONSOLIDATION

In the first quarter of fiscal 2006, we executed the merger of our wholly owned Lambda Physik Co., Ltd. subsidiary into our Coherent Japan, Inc. subsidiary, with Coherent Japan, Inc. continuing as the surviving corporation.  Coherent Japan, Inc. is a wholly owned subsidiary of Coherent.

In fiscal 2004, our Lambda Physik subsidiary initiated and completed plans to restructure its manufacturing sites in Göttingen, Germany, to optimize operating efficiency.  As a result, we recognized a charge of $1.1 million ($1.0 million net of minority interest) in fiscal 2004 related to these initiatives.

In fiscal 2003, we undertook several initiatives aimed at both changing business strategy and improving operational efficiencies.  Changes in business strategy included the termination of the activities of our Coherent Telecom Actives Group (“CTAG”).  In order to improve operational efficiencies, we outsourced the production of printed circuit boards, reassessed the planned utilization of certain long-lived assets at various operating sites and consolidated the activities of a foreign subsidiary.  As a direct result of these initiatives, we recognized $31.1 million in restructuring, impairment and other charges in fiscal 2003.  These initiatives are discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We may face potentially increasing complexity in our product designs and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive).  We could face significant costs and liabilities in connection with product take-back legislation.  The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which make producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products.

SEGMENT INFORMATION

Financial information relating to segment operations for the fiscal years ended September 30, 2005, 2004 and 2003, is set forth in Note 17, “Segment Information” of our Notes to Consolidated Financial Statements.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Financial information relating to foreign and domestic operations for the fiscal years ended September 30, 2005, 2004 and 2003, is set forth in Note 17, “Segment Information” of our Notes to Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS

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

Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could cause a slowdown in customer orders or cause customer order cancellations.  In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad.  Unstable political, social and economic conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities.  In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, as well as effectively manage supply chain relationships.  If such conditions persist, our business, financial condition and results of operations could suffer.

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

Our future success depends on the continued growth of the markets for lasers, laser systems, precision optics and related accessories, as well as our ability to identify, in advance, emerging markets for laser-based systems.  We cannot assure you that we will be able to successfully identify, on a timely basis, new high-growth markets in the future.  Moreover, we cannot assure you that new markets will develop for our products or our customers’ products, or that our technology or pricing will enable such markets to develop.  Future demand for our products is uncertain and will depend to a great degree on continued technological development and the introduction of new or enhanced products.  If this does not continue, sales of our products may decline and our business will be harmed.

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

Our current products address a broad range of commercial and scientific research applications in the photonics markets.  We cannot assure you that the market for these applications will continue to generate significant or consistent demand for our products.  Demand for our products could be significantly diminished by disrupting technologies or products that replace them or render them obsolete.  Furthermore, the new and enhanced products generally continue to be smaller in size and have lower average selling prices (“ASPs”), so over time, we have to sell more units to maintain revenue levels.

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

For fiscal years 2005, 2004 and 2003, 65%, 61% and 61%, respectively, of our net sales were derived from customers outside of the Untied States.  We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future.  A global economic slowdown could have a negative effect on various foreign markets in which we operate.  This may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries.  The majority of our foreign sales occurs through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers.  Our foreign operations and sales are subject to a number of risks, including:

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

Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel, any of whom may leave, which could harm our business.

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

Competition in the various photonics markets in which we provide products is very intense.  We compete against a number of large companies, including Newport Corporation; Excel Technology, Inc.; JDS Uniphase Corp.; Rofin-Sinar Technologies, Inc.; and Cymer, Inc., as well as other smaller companies. Some of our competitors are large companies that have significant financial, technical, marketing and other resources.  These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products.  Some of our competitors that have more cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines.  Any of these acquisitions could give our competitors a strategic advantage.  Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

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

We use rolling forecasts based on anticipated product orders and material requirements planning systems to determine our product requirements.  It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials.  We depend on our suppliers for most of our product components and materials.  Lead times for components and materials that we order vary significantly and depend on factors including the specific supplier requirements, the size of the order, contract terms and current market demand for components.  For substantial increases in our sales levels, some of our suppliers may need at least six months lead-time.  If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs.  If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers.  Any of these occurrences would negatively impact our net sales, business or operating results.

Our increased reliance on contract manufacturing may adversely impact our financial results and operations.

Our manufacturing strategy includes relying heavily on sourcing from contract manufacturers, including some performed at international sites located in Asia.  Our ability to resume internal manufacturing operations for certain products in a timely manner has been eliminated.  The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products.  The inability of any contract manufacturer to meet our cost, quality, performance and availability standards could adversely impact our financial condition or results of operations.  We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings.  If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory.  Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations.

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

Although most of our products do not incorporate hazardous or toxic materials and chemicals, some of the gases used in our excimer lasers and some of the liquid dyes used in some of our scientific laser products are highly toxic.  In addition, our operations involve the use of standard laboratory and manufacturing materials that could be considered hazardous.  Also, if a facility fire were to occur at our Tampere, Finland, site and spread to a reactor used to grow semiconductor wafers, it could release highly toxic emissions.  We believe that our safety procedures for handling and disposing of such materials comply with all federal, state and offshore regulations and standards; however, the risk of accidental environmental contamination or injury from such materials cannot be entirely eliminated.  In the event of such an accident involving such materials, we could be liable for damages and such liability could exceed the amount of our liability insurance coverage and the resources of our business.

The adoption of certain environmental regulations will require us to redesign some of our products if we are to continue to be able to sell them in Europe.

The European Union has enacted The Restriction on Hazardous Substances in Electronic Equipment (“ROHS”) and Waste Electrical and Electronic Equipment (“WEEE”) directives that will require us to redesign some of our products if we are to continue selling them in Europe.  We have launched a major program to bring our products into compliance with ROHS and WEEE, but there can be no guarantee that we will be successful.  Failure to comply can result in the inability to sell non-compliant products into Europe, a market currently accounting for approximately one-third of our revenues, which would have a material adverse affect on our business and financial results.

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

As a global company, we are subject to taxation in the United States and various other countries.  Significant judgment is required to determine worldwide tax liabilities.  Our future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws.  For example, recent U.S. legislation governing taxation of extraterritorial income (“ETI”) repealed certain export subsidies that were prohibited by the World Trade Organization and enacted different tax provisions.  These new tax provisions are not expected to fully offset the loss of the repealed tax provisions and, as a result, our U.S. tax liability may increase.  In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service and other tax authorities.  We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.  Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our results of operations.

Compliance with changing regulation of corporate governance and public disclosure may create uncertainty regarding compliance matters.

Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters.  New or changed laws, regulations and standards are subject to varying interpretations in many cases.  As a result, their application in practice may evolve over time.  We are committed to maintaining high standards of ethics, corporate governance and public disclosure.  Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from revenue generating to compliance activities.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may also be harmed.  In addition, it has become more difficult and could be more expensive for us to obtain director and officer liability insurance. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties.  As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

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

For our fiscal years ended September 30, 2005, 2004 and 2003, our research and development costs were $57.5 million (11% of net sales), $62.7 million (13% of net sales) and $51.0 million (13% of net sales), respectively.  We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance.  Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

At September 30, 2005, our primary locations were as follows:

	Description	Use	Term
Electro-Optics:
Santa Clara, CA	8.5 acres of land, 200,000 square foot building	Corporate headquarters, manufacturing, R&D	Owned

Santa Clara, CA	11 acres of land, 216,000 square foot building	Office	Owned

Auburn, CA	4 buildings, total of 256,231 square feet	Office, manufacturing	Owned buildings, land leases expiring from 2021 through 2046

San Jose, CA	28,800 square foot building	Office, manufacturing	Leased through February 2007

Portland, OR	33,040 square foot building	Office, manufacturing	Leased through December 2008

East Hanover, NJ	30,000 square foot building	Office, manufacturing	Leased through October 2012

Bloomfield, CT	48,046 square-foot building	Office, manufacturing	Leased through April 2013

Dieburg, Germany	31,306 square foot building	Office	Leased through December 2012

Lübeck, Germany	32,507 square foot building	Office, manufacturing	Leased through June 2007 with renewal option

Lübeck, Germany	21,980 square feet	Office, manufacturing	Leased through December 2009 with option to purchase building

Leicester, England	2 buildings totaling 34,537 square feet	Office, manufacturing	Leased through December 2007

Tampere, Finland	5 acres of land, 40,970 square foot building	Office, manufacturing	Owned

Glasgow, Scotland	2 acres of land, 30,000 square foot building	Office, manufacturing	Owned

Tokyo, Japan	17,550 square foot building	Office	Leased through April 2007

Lambda Physik:
Göttingen, Germany	7.6 acres of land, 4 buildings totaling 119,500 square feet	Office, manufacturing	Owned

Munich, Germany	58,449 square-foot building	Office, manufacturing	Leased through December 2010

Fort Lauderdale, FL	27,868 square-foot building	Office	Leased through December 2008

Yokohama, Japan	7,080 square-foot building	Office	Leased through October 2007

We maintain sales and service offices under varying leases expiring from 2006 through 2019 in the United States, Japan, Korea, China, Germany, France, Italy, the United Kingdom and the Netherlands.

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

	Years Ended September 30,
	2005		2004
	High	Low	High	Low
First quarter	$32.27	$22.86	$27.90	$21.23
Second quarter	$34.00	$28.41	$30.73	$23.72
Third quarter	$37.75	$30.68	$29.85	$24.44
Fourth quarter	$38.68	$29.13	$27.89	$24.26

The number of stockholders of record as of December 1, 2005 was 1,492.  No cash dividends have been declared or paid since Coherent was founded and we have no present intention to declare or pay cash dividends.  Our agreements with certain financial institutions restrict the payment of dividends on our Common Stock.  See Note 9, “Short-term Borrowings” in our Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data for each of the last five fiscal years have been derived from our audited financial statements.  The following selected consolidated financial data reflects our former Medical segment as discontinued operations.  See Note 3, “Discontinued Operations” in our Notes to Consolidated Financial Statements.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

	Year Ended
Consolidated financial data	Sept. 30, 2005(5)	Sept. 30, 2004(4)	Sept. 30, 2003(3)	Sept. 30, 2002(2)	Sept. 30, 2001(1)
	(In thousands, except per share data)

Net sales	$516,252	$494,954	$406,235	$397,324	$477,945
Gross profit	$217,669	$207,403	$148,591	$161,147	$200,179
Income (loss) from continuing operations	$39,861	$17,142	$(46,788)	$(71,982)	$25,476
Income (loss) from continuing operations per share (6):
Basic	$1.30	$0.57	$(1.59)	$(2.50)	$0.92
Diluted	$1.28	$0.56	$(1.59)	$(2.50)	$0.88
Shares used in computation (6):
Basic	30,756	30,179	29,448	28,786	27,709
Diluted	31,241	30,544	29,448	28,786	28,817
Total assets	$798,290	$757,326	$705,195	$800,342	$871,747
Long-term obligations	$—	$14,215	$27,911	$43,345	$58,159
Other long-term liabilities	$50,437	$49,128	$29,008	$55,860	$53,097
Minority interest in subsidiaries	$—	$5,402	$7,475	$49,602	$49,367
Stockholders’ equity	$636,266	$584,052	$539,688	$553,328	$595,525

(1)   Includes a $5.8 million after-tax charge for write-offs of inventory and open purchase commitments in our Lambda Physik segment.  Also includes a $1.6 million after-tax charge for the write-off of purchased in-process research and development (IPR&D) associated with the acquisitions of DEOS and MicroLas.

(2)   Includes a $79.2 million after-tax impairment charge on our Lumenis common stock; a $6.7 million after-tax asset impairment charge resulting primarily from a decision to cease most of our activities related to the telecom passives component market; a $3.0 million tax benefit relating to a refund of prior year taxes; a $1.0 million after-tax gain on sale of real estate; a $0.7 million after-tax and minority interest royalty revenues; and a $0.7 million after-tax and minority interest non-recurring favorable inventory adjustment.

(3)   Includes a $10.2 million impairment charge on our Lumenis common stock; a $9.2 million after-tax charge related to the termination of activities in our Telecom-Actives group; a $7.9 million after-tax charge for the write-down of manufacturing facilities and equipment to net realizable value due to excess capacity and consolidation of operations; a $6.3 million charge for the write-off of purchased IPR&D associated with our acquisition of Positive Light, Inc and step acquisition of Lambda Physik; a $5.6 million valuation allowance against Lambda Physik’s deferred tax assets; a $2.7 million after-tax impairment charge to write down our Lincoln, California facility to net realizable value; a $2.3 million after-tax charge to write down our loan to Picometrix, Inc. (“Picometrix”) to net realizable value; a $1.8 million, net of minority interest, impairment charge to write off goodwill associated with Lambda Physik’s lithography business; severance costs at Lambda Physik of $1.3 million, after-tax and net of minority interest; a $1.0 million after-tax charge related to early lease termination costs associated with our Santa Clara, California facility; a $2.1 million tax benefit relating to a refund of prior years’ taxes; a customer contract settlement fee of $2.0 million, after-tax and net of minority interest received by Lambda Physik; and a gain of $1.5 million related to the sale of 5.2 million shares of Lumenis, Ltd.

(4)   Fiscal 2004 included 53 weeks, whereas all other fiscal years presented included 52 weeks.  Includes $3.9 million of net sales from Picometrix, which was consolidated under Financial Accounting Standards Board Interpretation No. 46R; additionally, Picometrix’s net income of $0.5 million was eliminated through minority interest.  Fiscal 2004 also includes a $0.6 million after-tax gain on the sale of certain technology and a $2.0 million after-tax recovery on the sale of a previously impaired note receivable.

(5)   Includes a $4.1 million after-tax charge related to excess inventories as a result of the accelerated decommissioning of lithography lasers in Lambda Physik, a $2.7 million (net of minority interest of $0.1 million) after-tax charge associated with our decision to discontinue future product development and investments in the semiconductor lithography market within our Lambda Physik operating segment and a charge of $1.6 million for IPR&D related to our purchase of TuiLaser.  Fiscal 2005 also includes tax benefits of $1.4 million for increased use of export tax incentives and research and development (“R&D”) tax credits, $9.6 million for the reversal of a deferred tax valuation allowance related to our Lambda Physik segment and $0.5 million related to federal tax law changes enacted during fiscal 2005.

(6)   See Note 2, “Significant Accounting Policies” in our Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing income (loss) per share.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report.  This discussion contains forward-looking statements, which involve risk and uncertainties.  Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this Annual Report.  See “Special Note Regarding Forward Looking Statements” at the beginning of this Annual Report.

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Year Ended September 30,
	2005	2004	2003
	(Dollars in thousands)

Bookings - Electro-Optics	$426,851	$427,906	$337,976
Bookings - Lambda Physik	$118,277	$93,912	$67,493
Net Sales - Electro-Optics	$408,347	$409,293	$324,308
Net Sales - Lambda Physik	$107,905	$85,661	$81,927
Gross Profit as a Percentage of Net Sales - Electro-Optics	46.9%	44.2%	39.2%
Gross Profit as a Percentage of Net Sales - Lambda Physik	24.0%	30.9%	26.2%
Research and Development as a Percentage of Net Sales	11.1%	12.7%	12.6%
Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	$41,431	$27,251	$(58,406)
Cash Provided by Continuing Operating Activities	$92,688	$69,126	$21,332
Days Sales Outstanding in Receivables	61.1	70.4	64.8
Days Sales Outstanding in Inventories	71.6	76.2	88.7
Capital Spending as a Percentage of Net Sales	3.4%	9.4%	6.3%

Definitions and analysis of these performance indicators are as follows:

Bookings

Bookings represent orders expected to be shipped within 12 months.  Bookings are generally cancelable by our customers without substantial penalty and, historically, we have not experienced a significant rate of cancellation.  Bookings for a period are calculated by adding current period net sales to the increase or decrease in ending backlog during the period.

In our Electro-Optics segment, fiscal 2005 bookings decreased 0.2% from fiscal 2004.  Decreases in current year bookings, compared to fiscal 2004, in the scientific and government programs, microelectronics and OEM components and instrumentation markets were offset by increases in the graphic arts and display and materials processing markets.  Fiscal 2004 bookings increased 26.6% from fiscal 2003, with increases in the microelectronics, scientific and government programs, OEM components and instrumentation and materials processing markets, partially offset by decreases in the graphic arts and display market.

Bookings in the scientific and government programs market decreased in fiscal 2005, but remained solid.  Within the research market, our Chameleon product line continues to do well with record bookings in the fourth quarter of fiscal 2005, fueled by the release of the Chameleon Ultra early in the fourth quarter.  The Chameleon Ultra is the highest performing laser for power and wavelength tenability in its class. These performance characteristics are critically important for applications like biological imaging as they influence detection resolution and sensitivity.  On a geographical basis, the European and U.S. markets were slower, while the Asian market was stronger, particularly among the Pacific rim countries.

Although microelectronics bookings decreased from fiscal 2004, they still continue to be strong as a direct result of our prior investment decisions. Today, a significant portion of our revenue is derived from sales to customers investing in emerging manufacturing technologies.  This has allowed us to withstand recent downturns in capacity-driven demand.  Our advanced packaging market experienced strong demand for ultraviolet lasers used in direct imaging of printed circuit boards and orders for lasers used in silicon drilling for the semiconductor back-end and glass cutting for flat panel displays also increased.  During the third quarter of fiscal 2005, we launched a number of new products at LASER 2005 in Munich including our new AVIA 355-20™.  It is the first all-solid-state Q-switched laser to offer 20W of 355nm ultraviolet output at 100 kHz.  The combination of high power and high pulse rate translates directly into higher processing speeds for microelectronics applications such as via drilling, processing low-k dielectrics, large-area solar cell scribing and chip singulation.  In the TFT annealing market, our excimer lasers remain the industry standard, but could soon be joined by our high-power solid-state green lasers.  The interest in green lasers has increased due to the depth of penetration (i.e. more of the bulk amorphous material is converted to the performance-enhancing crystalline structure), the smaller footprint and reduced power consumption of solid-state lasers as well as the potential for much longer operating lifetimes. The use of green light also relaxes demand on optical components, such as mirrors and lenses, when compared to ultraviolet light.  All of these lead to reduced manufacturing costs for flat panel producers.

Bookings in the OEM components and instrumentation market decreased from the prior year due primarily to delays in new product releases by a few customers.  On the product front, we introduced the Compass 115M™, a low power, continuous wave, 532nm laser optimized for OEM applications in bioinstrumentation and inspection.  This laser enables a new generation of economical instrumentation at lower power levels than our prior Compass models, but with a 30% cost reduction over these earlier models. Typical applications in bioinstrumentation for the Compass 115M include flow-cytometry, confocal microscopy and spectroscopy.

Bookings in the graphic arts and display market increased significantly, with most of the increase occurring in the fourth quarter.  The significant upswing was due, in large part, to an annual purchase of a recently released product platform.  The new device architecture is a multiple element semiconductor laser, which facilitates rapid exposure of high volume printing plates.  We view this platform as transformational and envision future versions playing a role in other markets including microelectronics, instrumentation and materials processing.

Bookings in the materials processing market increased year-over-year as photonic applications continue to drive capabilities and yield improvements.  Demand was strongest for technologies used in marking and engraving for product identification, lot coding and consumer safety.  The geographic distribution of orders was more balanced in fiscal 2005.  The Asian market, particularly China, had a very strong first half of fiscal 2005.  The growth cooled in the second half due to credit tightening and trade quotas on Chinese textile exports.  The U.S. and European markets picked up in the second half as manufacturers sought to right size their capacity models.  We continue to view the materials processing market as one of the highest growth areas over the next decade.

In our Lambda Physik segment, fiscal 2005 bookings increased 25.9% from fiscal 2004.  Bookings increased primarily in the industrial and scientific and medical markets.  Fiscal 2004 bookings increased 39.1% from fiscal 2003, with bookings increases in the industrial and scientific and medical markets partially offset by decreases in the lithography market.

Fiscal 2005 industrial bookings increased due to higher service business and solid orders in the TFT market.  We continue to make advances in the TFT market with the introduction of the new LSX series.  The first laser in the series, the LSX315C, provides substantial optical performance improvement over its predecessor in terms of pulse-to-pulse stability and timing. Additionally, tube lifetime and serviceability have been improved.  During the third fiscal quarter of 2005, we introduced the new COMPexPro™ 1000 excimer laser, which combines the economy of a mid-sized laser platform with the high repetition rate and long lifetime previously available only from high-end products.  The high repetition rate of this new laser enables increased process speed for a number of micromachining, drilling, direct write and inspection applications such as drilling ink jet nozzles and inspecting semiconductor photomasks.  We continue to drive significantly lower cost of ownership for our customers, which is particularly beneficial for those customers running continuous applications that can easily consume several billion pulses per year.

Bookings in the scientific and medical market increased significantly.  Medical OEM orders reached an all-time high and led all segments within our excimer business primarily due to the acquisition of TuiLaser.  Annual purchase contracts from several accounts and new technology platforms were the drivers of growth and we also saw broad geographic participation.  On the scientific side, we are beginning to reap the benefits of the sales force integration we launched earlier in 2005.  We are also experiencing renewed interest from the scientific market stemming from laser-assisted deposition of exotic materials.  While still in a research mode, these techniques could rapidly migrate into the commercial realm.

Net Sales

Net sales include sales of lasers, precision optics, related accessories and service contracts.  Net sales for fiscal 2005 decreased 0.2% in our Electro-Optics segment and increased 26.0% in our Lambda Physik segment from fiscal 2004.  Net sales for fiscal 2004 increased 26.2% in our Electro-Optics segment and 4.6% in our Lambda Physik segment from fiscal 2003.  For a more complete description of the reasons for changes in net sales refer to the “Results of Operations” section of this Annual Report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in fiscal 2005 increased from 44.2% to 46.9% in our Electro-Optics segment and decreased from 30.9% to 24.0% in our Lambda Physik segment from fiscal 2004.  Gross profit percentage in fiscal 2004 increased from 39.2% to 44.2% in our Electro-Optics segment and increased from 26.2% to 30.9% in our Lambda Physik segment from fiscal 2003.  For a more complete description of the reasons for changes in gross profit refer to the “Results of Operations” section of this Annual Report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased from 12.7% in fiscal 2004 to 11.1% in fiscal 2005 and increased from 12.6% in fiscal 2003 to 12.7% in fiscal 2004.  For a more complete description of the reasons for changes in R&D percentage refer to the “Results of Operations” section of this Annual Report.

Net Cash Provided by Continuing Operating Activities

Net cash provided by continuing operating activities shown on our Consolidated Statements of Cash Flows primarily represents the excess of cash collected from billings to our customers and other receipts, including tax refunds, over cash paid to our vendors for expenses and inventory purchases to run our business.  This amount represents cash generated by current operations to pay for equipment, technology, and other investing activities, to repay debt, fund acquisitions and for other financing purposes.  We believe this is an important performance indicator since cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth.  We believe generating positive cash from operations is an indication that our products are achieving a high level of customer satisfaction and we are appropriately monitoring our expenses, inventory levels and cash collection efforts.

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 360 days for years.  This indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more cash flow available.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in receivables for fiscal 2005 decreased 9.3 days from fiscal 2004 to 61.1 days.  The improvement in DSO in receivables is primarily due to improved collections, including the centralization of U.S. credit departments and lower Japanese longer term receivables.

Days Sales Outstanding in Inventories

We calculate DSO in inventories as net inventories at the end of the period divided by net sales of the period and then multiplied by the number of days in the period, using 360 days for years.  This indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more cash flow available.  The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in inventories for fiscal 2005 decreased 4.6 days from fiscal 2004 to 71.6 days.  The improvement in DSO in inventories is primarily due to a $6.8 million charge for excess Lambda Physik inventories in fiscal 2005 (4.8 days) and better management of inventory levels in relation to sales volumes.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  This indicates the extent to which we are expanding or modernizing our operations, including investments in technology.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures.  Our capital spending percentage decreased from 9.4% in fiscal 2004 to 3.4% in fiscal 2005 and increased from 6.3% in fiscal 2003 to 9.4% in fiscal 2004, primarily due to the purchase of our previously leased facility in Santa Clara, California, in the first quarter of fiscal 2004.  We anticipate that capital spending for fiscal 2006 will be approximately 5% of net sales.

SIGNIFICANT EVENTS

In December 2004, our Lambda Physik subsidiary decided to discontinue future product development and investments in the semiconductor lithography market.  As a result, during the first quarter of fiscal 2005, we recognized a charge of $3.1 million (net of minority interest of $0.1 million) primarily related to recognizing write-downs of excessive and obsolete inventories, exiting certain purchase commitments and charges related to government grants.  We anticipate this decision will also result in re-deployment of a portion of Lambda’s lithography future R&D dollars into the most promising growth areas of Lambda Physik’s Industrial and Scientific/Medical markets.

On June 3, 2003, we initiated a tender offer to purchase the 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary owned by other shareholders (the minority interest) for approximately $10.50 per share.  Through the end of fiscal 2004, we purchased a total of 4,588,500 outstanding shares for approximately $49.0 million, resulting in a total ownership percentage of 95.01% (inclusive of shares previously owned).  During the second quarter of fiscal 2005, we acquired the remaining 661,500 outstanding shares for approximately $11.8 million, resulting in our full ownership of Lambda Physik.

In fiscal 2005, we recorded a reduction of $11.6 million of valuation allowance on Lambda Physik’s deferred tax assets as we believe that it is more likely than not that we will be able to realize these assets.  In accordance with SFAS No. 109 “Accounting for Income Taxes,” $1.4 million of the reversal was applied against intangible assets, $0.6 million was applied against goodwill recognized from the final step acquisition of Lambda Physik and the remaining $9.6 million was recorded as a tax benefit during the second quarter of fiscal 2005.

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

On July 8, 2005, our wholly owned Lambda Physik subsidiary completed the sale of its fifty percent joint venture interest in XTREME Technologies GmbH to USHIO, Inc. of Tokyo, Japan for approximately $3.9 million.  We recognized a gain of $1.1 million during the fourth quarter of fiscal 2005 resulting from the sale.  The transaction is in line with our previously communicated decision to discontinue future product development and investments in the semiconductor lithography market.

During the fourth quarter of fiscal 2005, we recognized an after-tax charge of $4.1 million related to excess inventories as a result of the accelerated decommissioning of lithography lasers, following a decision that we will no longer offer lithography service contracts after December 31, 2005.

In September 2005, our Board of Directors authorized a share repurchase program of up to 1.5 million shares of our common stock. These purchases may be made from time to time in both open market and private transactions, as conditions warrant.  The repurchase program is expected to remain in effect through September 30, 2007, unless earlier terminated or completed.  During the year ended September 30, 2005, no purchases were made under this program.

RESULTS OF OPERATIONS—YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

Fiscal 2004 included 53 weeks, whereas fiscal 2005 and fiscal 2003 included 52 weeks.

Consolidated Summary

	Year Ended September 30,
	2005	2004	2003
	(As a percentage of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales	57.8%	58.1%	63.4%
Gross profit	42.2%	41.9%	36.6%
Operating expenses:
Research and development	11.1%	12.7%	12.6%
In-process research and development	0.3%	—	1.6%
Selling, general and administrative	22.4%	23.2%	26.1%
Restructuring, impairment and other charges (recoveries)	(0.0)%	(0.7)%	8.6%
Amortization of intangible assets	1.4%	1.4%	1.3%
Total operating expenses	35.2%	36.6%	50.2%
Income (loss) from operations	7.0%	5.3%	(13.6)%
Other income (expense):
Interest and dividend income	1.0%	0.5%	1.3%
Interest expense	(0.4)%	(0.6)%	(1.0)%
Foreign exchange gain (loss)	0.0%	0.1%	(0.4)%
Write-down of Lumenis investment	—	—	(2.5)%
Other—net	0.4%	0.2%	1.8%
Total other income (expense), net	1.0%	0.2%	(0.8)%
Income (loss) from continuing operations before income taxes and minority interest	8.0%	5.5%	(14.4)%
Provision (benefit) for income taxes	0.3%	2.1%	(1.8)%
Income (loss) from continuing operations before minority interest	7.7%	3.4%	(12.6)%
Minority interest in subsidiaries’ losses	0.0%	0.0%	1.0%
Income (loss) from continuing operations	7.7%	3.4%	(11.6)%
Gain on disposal of Medical segment	—	0.1%	0.2%
Net income (loss)	7.7%	3.5%	(11.4)%

Refer to Item 6 “Selected Financial Data” for a description of significant events that impacted the results of operations for fiscal years 2005, 2004 and 2003.

Net Sales

The following table sets forth, for the periods indicated, the amount of net sales for our operating segments and their relative percentages of total net sales.

	Year Ended September 30,
	2005		2004		2003
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Consolidated:
Domestic	$179,223	34.7%	$192,877	39.0%	$157,171	38.7%
Foreign	337,029	65.3%	302,077	61.0%	249,064	61.3%
Total	$516,252	100.0%	$494,954	100.0%	$406,235	100.0%

Electro-Optics:
Domestic	$164,435	31.8%	$181,405	36.7%	$142,310	35.0%
Foreign	243,912	47.3%	227,888	46.0%	181,998	44.8%
Total	$408,347	79.1%	$409,293	82.7%	$324,308	79.8%

Lambda Physik:
Domestic	$14,788	2.9%	$11,472	2.3%	$14,861	3.7%
Foreign	93,117	18.0%	74,189	15.0%	67,066	16.5%
Total	$107,905	20.9%	$85,661	17.3%	$81,927	20.2%

Consolidated

During fiscal 2005, net sales increased by $21.3 million, or 4%, compared to fiscal 2004.  The increase was a result of increased sales volumes in the Lambda Physik segment, partially offset by slightly decreased sales volumes in the Electro-Optics segment.  We anticipate that our Electro-Optics microelectronics and material processing markets will show the greatest growth potential in the future as feature sizes continue to shrink and new materials are introduced.  The graphic arts market should also exhibit significant growth based upon the release of a highly differentiated product platform in this market.  The scientific research and OEM components and instrumentation markets are projected to show more modest growth.  Lambda Physik’s growth in fiscal 2005 was led by strength in the industrial market and the acquisition of TuiLaser in the medical market and we believe these markets will continue to be strong in fiscal 2006.

During fiscal 2004, net sales increased by $88.7 million, or 22%, compared to fiscal 2003.  The increase was a result of increased sales volumes in both operating segments.

Electro-Optics

Electro-Optics net sales decreased by $0.9 million, or less than 1.0%, in fiscal 2005 from fiscal 2004.  Sales decreases in the scientific research and government programs and microelectronics markets were offset by increases in the graphic arts and display and OEM components and instrumentation markets and were impacted favorably by the strengthening of the Euro, Yen and Pound Sterling against the U.S. dollar (4.3%, 1.4% and 2.9% of appreciation against the U.S. dollar, respectively).  Net sales within the scientific research and government programs lines of business decreased by $2.9 million, or 3%, compared to fiscal 2004, primarily as a result of the consolidation of Picometrix ($3.9 million) for six months in fiscal 2004.  Microelectronics application sales decreased $1.4 million, or 1%, compared to fiscal 2004, primarily due to weakness in the semiconductor equipment and consumer electronics markets.  Sales in the graphic arts and display applications increased $2.6 million, or 10%, from fiscal 2004 due to a stronger demand in reprographics applications.  OEM components and instrumentation application sales increased $0.9 million, or 1%.  Although we experienced increases in orders received over the past several quarters and we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

During fiscal 2004, Electro-Optics net sales increased by $85.0 million, or 26%, compared to fiscal 2003. Sales increased across all five primary markets: microelectronics, scientific research and government programs, OEM components and instrumentation, materials processing and graphic arts and display and were impacted favorably by the strengthening of the Euro, Yen and Pound Sterling against the U.S. dollar (12.0%, 9.4% and 11.8% of appreciation against the U.S. dollar, respectively).  Microelectronics application sales increased $51.4 million, or 95%, compared to fiscal 2003, primarily due to improving fundamentals in the semiconductor equipment and consumer electronics markets.  Net sales within the scientific research and government programs lines of business improved by $16.4 million, or 16%, compared to fiscal 2003, primarily as a result of the increase in sales from our acquisition of PLI ($7.2 million), increased sales from new scientific products and the consolidation of Picometrix ($3.9 million) for six months in fiscal 2004.  OEM components and instrumentation application sales increased $8.6 million, or 9%, primarily due to significantly increased bioinstrumentation volumes.  Materials processing application sales increased $8.3 million, or 16%, primarily due to strong orders for marking, engraving and textile processing.  Sales in the graphic arts and display applications increased $0.3 million, or 1%, from fiscal 2003.

In fiscal 2005, 2004 and 2003, no customers accounted for greater than 10% of Electro-Optics net sales.

Lambda Physik

Lambda Physik net sales increased by $22.2 million, or 26%, in fiscal 2005 from fiscal 2004.  Net sales increased primarily due to increased medical application sales volumes of $11.0 million, or 218%, due to the acquisition of TuiLaser in the third quarter and higher demand with medical OEM customers, higher sales volumes of $8.8 million, or 17%, in the industrial market due to increases in the flat panel, service and ink jet system business and current year systems sales resulting from our joint venture with Xtreme in the lithography market.  Fiscal 2005 also includes the favorable impact of the strengthening of the Euro and Yen against the U.S. dollar ($1.9 million).

During fiscal 2004, Lambda Physik net sales increased by $3.7 million, or 5%, compared to fiscal 2003.  Net sales increased primarily due to the strengthening of the Euro and Yen against the U.S. dollar, higher sales volumes in the industrial market due to increases in the flat panel and ink jet system business and increased demand with medical OEM customers, partially offset by lower systems sales volumes in the lithography market.

In fiscal 2005 and 2004, one customer accounted for 26% and 31%, respectively, of Lambda Physik’s net sales.  In fiscal 2003, one customer accounted for 18% of Lambda Physik’s net sales while another customer accounted for 11% of Lambda Physik’s net sales.

Gross Profit

Consolidated

The consolidated gross profit rate increased by 0.3% to 42.2% in fiscal 2005 from 41.9% in fiscal 2004.  The increase in the gross profit rate was primarily due to more favorable product margins in our Electro-Optics segment (3.0%) resulting from fiscal 2005 cost reduction initiatives, as well as a more favorable product mix towards lower volumes of lower margin OEM components products and lower warranty costs from improved product quality (0.7%) in both segments.  These increases were partially offset by higher inventory charges in our Lambda Physik segment (1.2%) resulting from the charge for excess lithography service inventory; a less favorable product mix in Lambda Physik (0.9%) due to shipments of low margin EUV lithography systems, which were partially offset by higher margins on scientific and medical business due to TuiLaser’s contributions; and more unfavorable Electro-Optics variances (0.8%) resulting from higher rework costs and lower sales of fully reserved inventories.

Our consolidated gross profit rates have been and will continue to be affected by a variety of factors including foreign and domestic sales mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems and foreign currency fluctuations.  We anticipate that consolidated gross margins for the first quarter of fiscal 2006 will be in the range of 44.5% to 45.5%.  We expect gross profit in Electro-Optics to increase by two to four percentage points by the end of fiscal 2006 over the fourth quarter of fiscal 2004 gross profit rate (46.0%).

The consolidated gross profit rate increased by 5.3% to 41.9% in fiscal 2004 from 36.6% in fiscal 2003.  The increase in the gross profit rate was primarily due to more effective leveraging of manufacturing overhead (2.6%) due to higher sales volumes and consolidation of manufacturing operations; more favorable manufacturing variances (0.8%) resulting from outsourcing the manufacture of certain components and the sale of previously written down inventories; and favorable product mix (0.8%) with lower shipments of low margin OEM components products, higher ASPs on scientific products and higher shipments of higher margin microelectronics products in the Electro-Optics segment as well as higher sales of Lambda Physik’s high margin industrial systems.  These increases were partially offset by lower ASPs in Electro-Optics’ bioinstrumentation market, lower sales of high margin lithography systems in our Electro-Optics segment, higher sales of lower margin medical and scientific products in the Lambda Physik segment, lower warranty expenses (0.6%) in Lambda Physik’s lithography business and lower additional inventory provisions (0.5%) in our Electro-Optics segment.

Electro-Optics

The gross profit rate increased by 2.7% to 46.9% of net sales in fiscal 2005 from 44.2% in fiscal 2004.  The increase was primarily due to higher product margins (3.9%) resulting from fiscal 2005 cost reduction initiatives and favorable product mix towards lower volumes of lower margin CO2 and optics products and lower warranty costs (0.2%) due to improved product reliability, partially offset by more unfavorable variances (1.0%) for rework in our diode-pumped solid state and semiconductor businesses and higher other costs (0.4%) due to higher inventory write-downs, partially offset by lower freight costs and royalty expense.

The gross profit rate increased by 5.0% to 44.2% of net sales in fiscal 2004 from 39.2% in fiscal 2003.  The increase was primarily due to more effective leveraging of manufacturing overhead (2.7%) due to higher sales volumes and consolidation of manufacturing operations, more favorable manufacturing variances (0.9%) resulting from outsourcing the manufacture of certain components and the sale of previously written down inventories, favorable product mix (0.6%) with lower shipments of lower margin OEM components products, higher ASPs on scientific products and higher shipments of higher margin microelectronic products, partially offset by lower ASPs in the bioinstrumentation market and lower additional inventory provisions (0.6%).

Lambda Physik

The gross profit rate decreased by 6.9% to 24.0% in fiscal 2005 from 30.9% in fiscal 2004.  The decrease in gross profit rate was due to higher inventory write-downs (5.6%) primarily due to charges for excess lithography inventory and write-downs of slow-moving lithography consumables and decreased product margins (4.5%).  Product margins decreased due to higher sales of low margin EUV systems partially offset by higher margins in the medical business due to the contributions of TuiLaser, higher margins in the scientific business and higher margins in the industrial market in Asia.  These decreases in margin were partially offset by lower warranty costs due to improving quality (2.7%).

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

Operating Expenses

	Year Ended September 30,
	2005		2004		2003
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$57,545	11.1%	$62,705	12.7%	$51,025	12.6%
In-process research and development	1,577	0.3%	—	—	6,338	1.6%
Selling, general and administrative	115,827	22.4%	115,043	23.2%	106,147	26.1%
Restructuring, impairment and other charges (recoveries)	(61)	(0.0)%	(3,093)	(0.7)%	35,163	8.6%
Amortization of intangible assets	7,019	1.4%	6,698	1.4%	5,147	1.3%
Total operating expenses	$181,907	35.2%	$181,353	36.6%	$203,820	50.2%

Research and development

Fiscal 2005 research and development (“R&D”) expenses decreased $5.2 million, or 8%, from fiscal 2004.  The decrease was primarily due to the decision to discontinue future product development and investments in the semiconductor lithography market during the first fiscal quarter of 2005 ($11.2 million), higher net reimbursements from customers ($1.7 million) for development projects in our Electro-Optics segment and the consolidation of Picometrix under FIN 46R ($1.3 million) in fiscal 2004, partially offset by increased project spending on supplies, labor and equipment in our Electro-Optics segment ($3.4 million) primarily for green-related activities and the development of a new product platform for the graphic arts and display market, increased spending on Lambda industrial projects ($3.3 million) and the acquisition of TuiLaser ($1.3M).  These increases include the impact of the strengthening of the Euro and Yen against the U.S. dollar ($1.2 million).  We anticipate R&D expenses to be in the range of 12.5% to 13.0% of net sales in the first quarter of fiscal 2006, including the impact of stock compensation expense.

Fiscal 2004 R&D expenses increased $11.7 million, or 23%, from fiscal 2003.  The increase is primarily due to increased labor and material spending related to new projects in our Electro-Optics ($5.1 million) and Lambda Physik ($2.3 million) segments, the impact of the strengthening of the Euro against the U.S. dollar ($3.0 million) and the consolidation of Picometrix under FIN 46R ($1.3 million).  Fiscal 2003 research and development expenses included $1.9 million for our CTAG operating segment, which was terminated in the first quarter of fiscal 2003.

In-process research and development

Fiscal 2005 IPR&D expense of $1.6 million resulted from our acquisition of TuiLaser in the third quarter.  Fiscal 2003 IPR&D expense of $6.3 million resulted from our acquisition of PLI ($4.4 million) and our acquisition of an additional 34% of the minority interest ownership of Lambda Physik ($1.9 million).  The values assigned to purchased IPR&D were determined by identifying research projects in areas for which technological feasibility were not established and that had no alternative future use.  The values were determined by estimating the costs to develop the acquired in-process technologies into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value.

Selling, general and administrative

Fiscal 2005 selling, general and administrative (“SG&A”) expenses increased by $0.8 million, or 1%, from fiscal 2004.   The increase was primarily due to higher consulting and depreciation expense related to our investments in information technology systems ($3.3 million), higher consulting and audit costs related to Sarbanes-Oxley compliance ($2.4 million), the acquisition of TuiLaser ($1.3 million), the strengthening of the Euro and Yen against the U.S. dollar ($1.3 million) and higher marketing expenses for tradeshows ($0.7 million), partially offset by lower headcount related sales expenses and lower sales commissions ($3.7 million), lower headcount related administrative and marketing expenses ($2.5 million), lower facilities expenses due to building remodeling and consolidations in fiscal 2004 ($1.0 million) and the consolidation of Picometrix under FIN 46R in fiscal 2004 ($0.8 million).  We anticipate SG&A expenses will be approximately 23% to 24% of net sales in the first quarter of fiscal 2006, including the impact of stock compensation expense.

Fiscal 2004 SG&A expenses increased by $8.9 million, or 8%, from fiscal 2003.  The increase was primarily due to the strengthening of the Euro and Yen against the U.S. dollar ($2.8 million), higher consulting and depreciation expense related to our investments in information technology systems ($2.1 million), higher headcount related expenses ($1.4 million), higher facilities expenses due to building remodeling and consolidations ($1.4 million), higher legal, audit and tax consulting expenses ($1.1 million), higher sales commissions due to higher sales volumes ($0.9 million), the consolidation of Picometrix under FIN 46R ($0.8 million), higher marketing communications expenses ($0.5 million), partially offset by the fiscal 2003 severance costs in our Lambda Physik segment ($2.5 million).

Restructuring, impairment and other charges

In fiscal 2005, restructuring, impairment and other charges were due to adjustments to the estimated contractual obligation for lease and other facility costs of a previously vacated building, net of estimated sublease income.

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

Amortization of intangible assets

Amortization of intangible assets increased $0.3 million, or 5%, from fiscal 2004 to fiscal 2005 primarily due to the amortization of intangibles related to our TuiLaser acquisition partially offset by completion of amortization of certain intangibles related to our Positive Light acquisition and to technology sold in the second quarter of fiscal 2004.

Amortization of intangible assets increased $1.6 million, or 30%, from fiscal 2003 to fiscal 2004 primarily due to the acquisition of an additional 34.6% of the outstanding shares of our Lambda Physik subsidiary ($0.9 million) and our fiscal 2003 acquisition of PLI ($0.7 million).

Other income (expense)

Other income, net, increased $4.5 million from fiscal 2004 to fiscal 2005.  The increase was primarily due to higher interest income ($2.6 million) as a result of higher returns and higher cash balances, lower interest expense ($1.2 million) primarily due to principal payments made on our Star notes and higher capitalized interest, lower losses from Lambda Physik’s investment in a joint venture ($1.2 million) and a gain on our sale of that joint venture ($1.1 million) and higher investment gains, net of expenses, associated with our deferred compensation plans ($0.8 million), partially offset by a gain of $1.2 million in fiscal 2004 related to the sale of certain technology and less favorable foreign currency exchange net gains ($0.6 million).

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

Income taxes

The effective tax rate on income from continuing operations (before minority interest) for fiscal 2005 of 4.2% was lower than the statutory rate of 35.0% primarily due to a benefit of $9.6 million related to the reversal of deferred tax valuation allowances at Lambda Physik and benefits from increased use of export tax incentives and R&D tax credits, including benefits of federal tax law changes enacted in the first quarter of fiscal 2005, partially offset by the non-deductibility of $1.6 million in IPR&D related to the TuiLaser acquisition.  The effective annual tax rate for fiscal 2006 is expected to be approximately 33%, which reflects the expiration of the federal R&D tax credit on December 31, 2005 and the impact of stock compensation expense.

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

Minority interest in subsidiaries earnings (losses)

Minority interest in subsidiaries losses was flat at $0.2 million in fiscal 2005 and fiscal 2004.  In fiscal 2005, minority interest in subsidiaries losses related to our Lambda Physik subsidiary, which we completed the purchase of in the second quarter of fiscal 2005.  In fiscal 2004, minority interest in subsidiaries losses related to our Lambda Physik subsidiary ($0.7 million) partially offset by the consolidation of Picometrix’s earnings in accordance with FIN 46R ($0.5 million).

Minority interest in subsidiaries losses decreased $4.0 million from $4.2 million in fiscal 2003 to $0.2 million in fiscal 2004, primarily due to our acquisition of additional shares of Lambda Physik during fiscal 2003 and 2004 ($3.5 million) and the consolidation of Picometrix’s earnings in accordance with FIN 46R ($0.5 million).

At September 30, 2005, we owned 100% of Lambda Physik and we are no longer considered the primary beneficiary of Picometrix as we sold our note receivable from Picometrix in fiscal 2004.  As a result, we do not expect to record any minority interest in subsidiaries’ earnings (losses) in future periods.

FINANCIAL CONDITION

Liquidity and capital resources

Sources and Uses of Cash

Historically, our primary source of cash has been provided through operations.  Other recent sources of cash include proceeds received from the sale of stock through employee stock option and purchase plans, as well as through debt borrowings.  Our historical uses of cash have primarily been for capital expenditures, acquisitions of businesses and payments of principal and interest on outstanding debt obligations.  Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto:

	Year Ended September 30,
	2005	2004	2003
	(in thousands)
Net cash provided by operating activities	$92,688	$69,126	$21,332
Sales of shares under employee stock plans	15,286	7,793	13,161
Capital expenditures	(17,625)	(46,634)	(25,678)
Acquisition of businesses, net of cash acquired	(37,979)	(2,737)	(94,880)
Net payments on debt borrowings	(15,231)	(14,399)	(34,295)

Net cash provided by operating activities increased by $23.6 million in fiscal 2005 compared to fiscal 2004 and increased by $47.8 million in fiscal 2004 compared to fiscal 2003.  The increase in cash provided by operating activities in fiscal 2005 was primarily due to better collections of accounts receivable and higher operating earnings, partially offset by higher income tax refunds received in fiscal 2004.  The increase in cash provided by operating activities in fiscal 2004 was primarily due to the reclassification of our short-term investments from trading securities to available-for-sale securities (resulting in a change in classification of net investments from the operating section to the investing section in the statement of cash flows) and income tax refunds received in fiscal 2004, partially offset by increased trade receivables.  We believe that cash provided by operating activities will be adequate to cover our working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital.  We continue to follow our strategy to further strengthen our financial position by primarily using available cash flow to fund operations.

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

Additional sources of cash available to us were a multi-currency line of credit and bank credit facilities totaling $45.2 million as of September 30, 2005, of which $44.3 million was unused and available.  These credit facilities were used in Europe during fiscal 2005. Our domestic lines of credit include a $12.5 million unsecured revolving account from Union Bank of California, which expires January 31, 2007.  No amounts have been drawn upon our domestic lines of credit as of September 30, 2005.

Our ratio of current assets to current liabilities was 4.4:1 at September 30, 2005 compared to 4.3:1 at September 30, 2004.  The increase in our ratio from September 30, 2004 to September 30, 2005 is primarily due to increases in short-term investments and cash and cash equivalents, partially offset by decreases in accounts receivable.  Our cash position, short-term investments, working capital and debt obligations are as follows:

	September 30,
	2005	2004
Cash and cash equivalents	$97,507	$87,659
Short-term investments	133,407	83,075
Working capital	380,134	345,643
Total debt obligations	12,736	27,915

Debt Obligations and Restricted Cash, Cash Equivalents and Short-term Investments

In September 2003, we amended the notes used to finance our acquisition of Star Medical (“Star notes”) to eliminate all financial covenant requirements.  In place of the covenants, the amendment requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account.  At September 30, 2005, $15.2 million of current restricted cash and cash equivalents were related to the Star notes (see Note 10 “Long-Term Obligations” in our Notes to Consolidated Financial Statements).

Our $12.5 million unsecured revolving account agreement from Union Bank of California is subject to standard covenants related to financial ratios and tangible net worth.  As of September 30, 2005, we were not in compliance with the tangible net worth covenant and the line of credit was not available to us.  In November 2005, we amended the agreement to, among other things, reduce the tangible net worth requirement.

As part of our tender offer to purchase the remaining outstanding shares of Lambda Physik, we were required by local regulations to have funds available for the offer in an account located in Germany.  As of September 30, 2005, we had $1.2 million restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik, which are included in non-current restricted cash, cash equivalents and short-term investments on our consolidated balance sheets.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Regulation S-K.  The following summarizes our contractual obligations at September 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt payments	$12,736	$12,736	$—	$—	$—
Operating lease payments	24,090	6,698	8,473	3,948	4,971
Purchase commitments with suppliers	10,318	10,318	—	—	—
Purchase obligations	5,351	5,351	—	—	—
Total	$52,495	$35,103	$8,473	$3,948	$4,971

Because of the uncertainty as to the timing of such payments, we have excluded cash payments related to our contractual obligations for our deferred compensation plans aggregating $25,120,000 at September 30, 2005.

Changes in financial condition

Cash provided by operating activities in fiscal 2005 was $92.7 million, which included net income from continuing operations of $39.9 million, depreciation and amortization of $35.3 million, cash provided by operating assets and liabilities of $27.2 million, IPR&D expense of $1.6 million and other items aggregating $1.6 million, partially offset by other decreases in net deferred tax assets of $12.9 million.

Cash used in investing activities in fiscal 2005 of $81.0 million included $50.3 million, net, used to purchase available-for-sale securities, $25.8 million, net of cash acquired, used to purchase TuiLaser, $17.6 million used to acquire property and equipment, invest in information technology and improve buildings, $12.2 million used to purchase the remaining shares of Lambda Physik, other of $2.4 million and $1.3 million used to pay premiums on life insurance, partially offset by a $23.0 million decrease in restricted cash due to a Star note payment and for the purchase of the remaining shares of Lambda Physik, $3.9 million from the sale of Lambda Physik’s interest in a joint venture, $0.9 million in distributions from deferred compensation plan arrangements and $0.8 million provided by proceeds from dispositions of property and equipment.

Cash provided by financing activities in fiscal 2005 of $0.9 million included $15.3 million generated from our employee stock option and stock purchase plans, $0.4 million from collection of notes receivable from stock sales and an increase in cash overdraft of $0.4 million, partially offset by net debt repayments of $15.2 million.

Changes in exchange rates in fiscal 2005 used $2.8 million, primarily due to the strengthening of the Euro and Japanese Yen in relation to the U.S. dollar.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 4.  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe that the adoption of SFAS 151 will have a material effect on our results of operations or consolidated financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R.  SFAS 123R will be effective for our first quarter of fiscal 2006.  We expect that the new standard will result in significant stock-based compensation expense.

The pro forma effects on net income and earnings per share as if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are disclosed in Note 2 of our Notes to Consolidated Financial Statements.  Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important aspects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method.  We plan to use the modified prospective application method upon our adoption of SFAS 123R.  Accordingly, SFAS 123R will be applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption is recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption is based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123 as adjusted for the effect of estimated forfeiture rates.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated.  The Interpretation is effective no later than December 31, 2005 and the cumulative effect of initially applying FIN 47 will be recognized as a change in accounting principle.  We are in the process of evaluating the expected effect of FIN 47 on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change.  SFAS 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS 154 will become effective for our first quarter of fiscal 2006.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, accounting for long-lived assets (including goodwill and intangible assets), inventory valuation, warranty reserves and accounting for income taxes.

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

The vast majority of our sales are made to original equipment manufacturers (“OEMs”), distributors, resellers and end-users in the non-scientific market.  Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where we have agreed to perform installation or provide training.  In those instances, we defer revenue related to installation services or training until these services have been rendered.  We allocate revenue from multiple element arrangements to the various elements based upon relative fair values, which is determined based on the price charged for each deliverable on a standalone basis.

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

For most products, training is not provided; therefore,  no post-delivery training obligation exists.  In cases where training is provided, it is typically priced separately and recognized as revenue after these services have been provided.

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

In fiscal 2003, we recorded a goodwill impairment charge of $2.4 million ($1.8 million net of minority interest) related to Lambda Physik’s lithography business as a result of significant changes in the economic outlook for this business.  At September 30, 2005, we had $110.3 million of goodwill and purchased intangible assets on our consolidated balance sheet, the value of which we believe is reasonable based on the estimated future cash flows of the associated products and technologies.

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

At September 30, 2005, we had $155.3 million of property and equipment on our consolidated balance sheet.

It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets.  In that event, additional impairment charges or shortened useful lives of certain long-lived assets may be required.

Inventory Valuation

We record our inventory at the lower of cost (computed on a first-in, first-out basis) or market.  We write-down our inventory to its estimated market value based on assumptions about future demand and market conditions.  Inventory write-downs are generally recorded within guidelines set by management when the inventory for a device exceeds 12 months of its demand and when individual parts have been in inventory for greater than 12 months.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which could materially affect our future results of operations.  We write-down our demo inventory by amortizing the cost of demo inventory over a twenty month period starting from the fourth month after it is placed in service.  During the year ended September 30, 2005, we recorded additional inventory write-downs of $6.8 million as a result of the accelerated decommissioning of lithography lasers and $1.7 million related to our decision to discontinue future product development and investments in the semiconductor lithography market within our Lambda Physik subsidiary.  During the year ended September 30, 2003, we recorded $2.7 million of additional inventory write-downs due to a decrease in anticipated future demand and significant changes in the economic outlook for Lambda Physik’s lithography business.  Due to rapidly changing forecasts and orders, additional write-downs for excess or obsolete inventory, while not currently expected, could be required in the future.  In the event that alternative future uses of fully written down inventories are identified, we may experience better than normal profit margins when such inventory is sold.  Differences between actual results and previous estimates of excess and obsolete inventory could materially affect our future results of operations.

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

During fiscal 2005, our valuation allowance on deferred tax assets decreased by $11.9 million, including $11.6 million released against deferred tax assets at Lambda Physik.  During fiscal 2004, our valuation allowance on deferred tax assets increased by $1.9 million, including $3.8 million against deferred tax assets at Lambda Physik, partially offset by the utilization of $1.8 million of our capital loss carryforwards in the U.S.  During fiscal 2003, our valuation allowance on deferred tax assets increased by $14.6 million, including $7.8 million against deferred tax assets at Lambda Physik and increased allowances related to net capital loss carryforwards in the U.S.  In making the determination to record the valuation allowance, management considered the likelihood of future taxable income and feasible and prudent tax planning strategies to realize deferred tax assets.  In the future, if we determine that we expect to realize more or less of the deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of income securities.  These securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2005, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount.  We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.  If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At September 30, 2005, the fair value of our available-for-sale debt securities was $147.7 million, of which, $16.3 million was classified as cash and cash equivalents and $131.4 million was classified as short-term investments.

At September 30, 2005, we had fixed rate long-term debt of approximately $12.7 million and a hypothetical 10% increase in interest rates would not have a material impact on the fair market value of this debt based on pricing models using current interest rates.  We do not hedge any interest rate exposures.

Foreign currency exchange risk

We maintain operations in various countries outside of the United States and foreign subsidiaries that manufacture and sell our products in various global markets.  A majority of our sales are transacted in U.S. dollars.  However, we do generate revenues in other currencies, primarily the Euro and Yen.  As a result, our earnings and cash flows are exposed to fluctuations in foreign currency exchange rates.  We attempt to limit these exposures through financial market instruments.  We utilize derivative instruments, primarily forward contracts with maturities of twelve months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies.  Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments.  We do not use derivative financial instruments for trading purposes.

We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments.  There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

A hypothetical 10% appreciation of the forward adjusted U.S. dollar to September 30, 2005 market rates would increase the unrealized value of our forward contracts by $2.4 million.  Conversely, a hypothetical 10% depreciation of the forward adjusted U.S. dollar to September 30, 2005 market rates would decrease the unrealized value of our forward contracts by $2.9 million.

The following table provides information about our foreign exchange forward contracts at September 30, 2005.  The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value.  The U.S. notional fair value represents the contracted amount valued at September 30, 2005 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Fair Value Hedges:
Euro	1.2346	$(24,816)	$(24,357)
British Pound Sterling	1.8146	$1,688	$1,646
Japanese Yen	109.4150	$(4,869)	$(4,703)
Canadian Dollar	1.2088	$786	$820
Korean Won	1,015.0000	$148	$144

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 (a) for an index to the Consolidated Financial Statements and Supplementary Financial Information, which are attached hereto and incorporated by reference herein.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 5, 2004, Lambda Physik AG (“Lambda”), a majority owned subsidiary of Coherent, Inc. (“Coherent”) dismissed Ernst & Young AG Wirtschaftsprüfungsgesellschaft (Ernst & Young), which had previously served as Lambda’s independent accountants, and engaged Deloitte & Touche GmbH as its new independent accountants.

The reports of Ernst & Young on the financial statements of Lambda for the fiscal year 2003 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.  In connection with its audits of Lambda for fiscal year 2003 and through May 5, 2004, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference thereto in their report on the financial statements for such years.  During fiscal year 2003 and through May 5, 2004, there were no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Lambda has furnished to Ernst & Young the statements made in this Item 9 and has requested that Ernst & Young furnish it with a letter addressed to the Commission stating whether or not it agrees with such statements.  A copy of such letter, dated May 10, 2004, was filed as Exhibit 16.1 to Form 8-K filed on May 10, 2004, and is incorporated by reference herein.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report (“Evaluation Date”).  The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures re being made only in accordance with proper authorizations of management; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management’s annual assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 excluded the acquisition of TuiLaser AG that was completed on June 13, 2005.  The acquisition of TuiLaser AG represented approximately 2% and 6% of total revenue and assets, respectively, of the related consolidated financial statement amounts for, and as of, the fiscal year ended September 30, 2005.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2005, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment by management, we determined that our internal control over financial reporting was effective as of September 30, 2005.  Management’s assessment of the effectiveness of our internal control over financial reporting as of
September 30, 2005 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coherent, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Coherent, Inc. and its subsidiaries (collectively, the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Report, management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2005 excluded the acquisition of TuiLaser AG that was completed on June 13, 2005.  The acquisition of TuiLaser AG represented approximately 2% and 6% of total revenue and assets, respectively, of the related consolidated financial statement amounts for, and as of, the fiscal year ended September 30, 2005.  Accordingly, our audit did not include the internal control over financial reporting at TuiLaser AG.  The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended September 30, 2005, and our report dated December 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
December 15, 2005

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors will either be set forth under the caption “Election of Directors—Nominees” in our proxy statement for use in connection with the Annual Meeting of Stockholders to be held on March 30, 2006 (the “2005 Proxy Statement”) and is incorporated herein by reference or included in Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 1, 2005.  The 2005 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Office Held

John R. Ambroseo, PhD	44	President and Chief Executive Officer
Helene Simonet	53	Executive Vice President and Chief Financial Officer
Paul Meissner, PhD	42	Executive Vice President of Global Business Operations
Luis Spinelli	57	Executive Vice President and Chief Technology Officer
Ron Victor	61	Executive Vice President, Human Resources
Dennis C. Bucek	60	Senior Vice President, Treasurer and Assistant Secretary
Scott H. Miller	51	Senior Vice President and General Counsel

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

Dr. Meissner joined the Company in July 2004 and serves as our Executive Vice President of Global Business Operations.  Dr. Meissner has over fifteen years of technology leadership experience with the majority of those years having been spent in the semiconductor capital equipment industry.  Prior to joining the Company, Dr. Meissner was Vice President and General Manager for KLA-Tencor Corporation from 2003.  Prior to joining KLA-Tencor, he spent nine years (1994-2003) with Applied Materials Inc. in a number of senior management positions leading to his appointment as Vice President and General Manager of their Thermal Systems and Modules Group.  His last assignment at Applied Materials was as Vice President of Strategy and New Business Development.  Dr. Meissner holds an undergraduate degree from the University of California, Berkeley in materials science and engineering, and he obtained both his masters and doctorate degrees in materials science and engineering from Stanford University.

Mr. Spinelli has served as our Executive Vice President and Chief Technology Officer since March 2004.  Mr. Spinelli joined the Company in May 1985 and has since held various engineering and managerial positions, including his most recent position as Vice President for Corporate Research and Chairman of the Company’s Technical Advisory Board (since October 2002).  Mr. Spinelli led the Company’s Advanced Research Unit from its inception in 1998, whose charter is to identify and evaluate new and emerging technologies of interest for the Company across a range of disciplines in the laser field.  Mr. Spinelli has been instrumental in the development of a number of the Company’s technologies and products and is a named inventor of 19 patents in various areas of laser technology.  Mr. Spinelli holds a degree in Electrical Engineering from the University of Buenos Aires, Argentina with post-graduate work at the Massachusetts Institute of Technology.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding remuneration of our directors and executive officers will either be set forth under the caption “Election of Directors—Executive Compensation” in our 2005 Proxy Statement and incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 1, 2005.  The 2005 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management will either be set forth under the captions “Information Concerning Solicitation and Voting—Record Date and Share Ownership” and “Election of Directors—Security Ownership of Management” in our 2005 Proxy Statement and incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 1, 2005.  The 2005 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will either be set forth under the caption “Election of Directors—Certain Transactions” in our 2005 Proxy Statement and incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 1, 2005.  The 2005 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item will either be set forth in our 2005 Proxy Statement to be filed with the Securities and Exchange Commission and incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 1, 2005.  The 2005 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Index to Consolidated Financial Statements

The following Consolidated Financial Statements of Coherent, Inc. and its subsidiaries are filed as part of this report on Form 10-K:

Report of Independent Registered Public Accounting Firm—Deloitte and Touche LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young AG Wirtschaftsprüfungsgesellschaft

Consolidated Balance Sheets—September 30, 2005 and 2004

Consolidated Statements of Operations—Years ended September 30, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity—Years ended September 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows—Years ended September 30, 2005, 2004 and 2003

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

10.15*	Change of Control Severance Plan, as amended and restated effective February 17, 2005 (Previously filed as Exhibit 10.14 to Form 10-K/A Amendment No. 3 for the year ended October 2, 2004).

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP

23.2	Consent of Independent Registered Public Accounting Firm-Ernst & Young AG Wirtschaftsprüfungsgesellschaft

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

COHERENT, INC.

Date: December 15, 2005	/s/ JOHN R. AMBROSEO
By: John R. Ambroseo President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/JOHN R. AMBROSEO	December 15, 2005
John R. Ambroseo (Director, President & Chief Executive Officer)	Date

/s/HELENE SIMONET	December 15, 2005
Helene Simonet (Executive Vice President & Chief Financial Officer)	Date

/s/BERNARD J. COUILLAUD	December 15, 2005
Bernard J. Couillaud (Director, Chairman of the Board)	Date

Henry E. Gauthier (Director, Vice Chairman of the Board)	Date

/s/CHARLES W. CANTONI	December 15, 2005
Charles W. Cantoni (Director)	Date

Sandeep Vij (Director)	Date

/s/GARRY ROGERSON	December 15, 2005
Garry W. Rogerson (Director)	Date

John H. Hart (Director)	Date

/s/ROBERT J. QUILLINAN	December 15, 2005
Robert J. Quillinan (Director)	Date

/s/LAWRENCE TOMLINSON	December 15, 2005
Lawrence Tomlinson (Director)	Date

STATEMENT OF MANAGEMENT RESPONSIBILITY

Management is responsible for the preparation, integrity, and objectivity of the Consolidated Financial Statements and other financial information included in the Company’s 2005 Annual Report on Form 10-K.  The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management.  It is critical for investors and other users of the Consolidated Financial Statements to have confidence that the financial information that we provide is timely, complete, relevant and accurate

Management, with oversight by the Company’s Board of Directors, has established and maintains a corporate culture that requires that the Company’s affairs be conducted to the highest standards of business ethics and conduct.  Management also maintains an effective system of internal control that is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management’s authorization.  This system is regularly monitored through direct management review, as well as extensive audits conducted by internal auditors throughout the organization.

Our Consolidated Financial Statements as of and for the year ended September 30, 2005 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm.  Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included an integrated audit under such standards.

The Audit Committee of the Board of Directors meets regularly with management, the internal auditors and the independent registered accounting firm to review accounting, reporting, auditing and internal control matters.  The Audit Committee has direct and private access to both internal and external auditors.

See Item 9A for Management’s Report on Internal Control Over Financing Reporting.

We are committed to enhancing shareholder value and fully understand and embrace our fiduciary oversight responsibilities.  We are dedicated to ensuring that our high standards of financial accounting and reporting as well as our underlying system of internal controls are maintained.  Our culture demands integrity and we have the highest confidence in our processes, internal controls, and people, who are objective in their responsibilities and operate under the highest level of ethical standards.

/s/ JOHN R. AMBROSEO	/s/ HELENE SIMONET
John R. Ambroseo	Helene Simonet
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coherent, Inc.:

We have audited the accompanying consolidated balance sheets of Coherent, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the consolidated financial statements of Lambda Physik AG and subsidiaries (Lambda Physik) for the year ended September 30, 2003, which statements reflect total revenues constituting 20 percent of consolidated total revenues for the year ended September 30, 2003.  Such consolidated financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Lambda Physik for the year ended September 30, 2003, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

December 15, 2005

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Supervisory Board of Lambda Physik AG:

We have audited the consolidated balance sheet of Lambda Physik AG (a subsidiary of Coherent, Inc.) as of September 30, 2003 (new basis) and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the new basis period from July 27, 2003 to September 30, 2003, and the old basis period from October 1, 2002 to July 26, 2003, and for the year ended September 30, 2002 (not presented separately herein) These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above (not presented separately herein) present fairly, in all material respects, the consolidated financial position of Lambda Physik AG at September 30, 2003 (new basis) and the consolidated results of its operations and its cash flows for the new basis period from July 27, 2003, to September 30, 2003, the old basis period from October 1, 2002, to July 26, 2003, and for the year ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

As described in Note 2 to the financial statements, the Company applied “push down” accounting on July 26, 2003, to reflect its parent company’s basis in the Company’s assets and liabilities.  Period subsequent to July 26, 2003, are referred to as “new basis” while those periods prior to July 26, 2003, are referred to as “old basis” periods.

Ernst & Young AG

Wirtschaftsprüfungsgesellschaft

Hentschel              Boelsems

November 5, 2003

Hanover, Germany

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2005	September 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$97,507	$87,659
Restricted cash, cash equivalents and short-term investments	15,467	15,343
Short-term investments	133,407	83,075
Accounts receivable—net of allowances of $3,136 in 2005 and $3,745 in 2004	87,684	96,825
Inventories	102,730	104,698
Prepaid expenses and other assets	17,034	19,350
Deferred tax assets	37,892	43,222
Total current assets	491,721	450,172
Property and equipment, net	155,316	166,054
Restricted cash, cash equivalents and short-term investments	1,220	23,580
Goodwill	68,097	53,104
Intangible assets, net	42,186	35,454
Other assets	39,750	28,962
Total assets	$798,290	$757,326
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$12,736	$13,700
Accounts payable	18,451	17,648
Income taxes payable	16,597	9,603
Other current liabilities	63,803	63,578
Total current liabilities	111,587	104,529
Long-term obligations	—	14,215
Other long-term liabilities	50,437	49,128
Minority interest in subsidiaries	—	5,402
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01:
Authorized—500,000 shares
Outstanding—31,173 shares in 2005 and 30,392 shares in 2004	309	302
Additional paid-in capital	328,580	308,236
Deferred stock compensation	(2,762)	—
Notes receivable from stock sales	(324)	(758)
Accumulated other comprehensive income	30,846	36,516
Retained earnings	279,617	239,756
Total stockholders’ equity	636,266	584,052
Total liabilities and stockholders’ equity	$798,290	$757,326

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30,
	2005	2004	2003

Net sales	$516,252	$494,954	$406,235
Cost of sales	298,583	287,551	257,644
Gross profit	217,669	207,403	148,591
Operating expenses:
Research and development	57,545	62,705	51,025
In-process research and development	1,577	—	6,338
Selling, general and administrative	115,827	115,043	106,147
Restructuring, impairment and other charges (recoveries)	(61)	(3,093)	35,163
Amortization of intangible assets	7,019	6,698	5,147
Total operating expenses	181,907	181,353	203,820
Income (loss) from operations	35,762	26,050	(55,229)
Other income (expense):
Interest and dividend income	5,085	2,525	5,371
Interest expense	(1,839)	(3,138)	(3,878)
Foreign exchange gain (loss)	35	590	(1,815)
Write-down of Lumenis investment	—	—	(10,212)
Other—net	2,388	1,224	7,357
Total other income (expense), net	5,669	1,201	(3,177)
Income (loss) from continuing operations before income taxes and minority interest	41,431	27,251	(58,406)
Provision (benefit) for income taxes	1,750	10,301	(7,377)
Income (loss) from continuing operations before minority interest	39,681	16,950	(51,029)
Minority interest in subsidiaries’ losses, net of taxes	180	192	4,241
Income (loss) from continuing operations	39,861	17,142	(46,788)
Discontinued operations, net of income taxes (Note 3):
Gain on disposal of Medical segment	—	218	642
Net income (loss)	$39,861	$17,360	$(46,146)

Net income (loss) per basic share:
Income (loss) from continuing operations	$1.30	$0.57	$(1.59)
Income from discontinued operations, net of income taxes	—	0.01	0.02
Net income (loss)	$1.30	$0.58	$(1.57)

Net income (loss) per diluted share:
Income (loss) from continuing operations	$1.28	$0.56	$(1.59)
Income from discontinued operations, net of income taxes	—	0.01	0.02
Net income (loss)	$1.28	$0.57	$(1.57)

Shares used in computation:
Basic	30,756	30,179	29,448
Diluted	31,241	30,544	29,448

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended September 30, 2005, 2004 and 2003

(In thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Deferred Stock Comp.	Notes Rec. From Stock Sales	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, October 1, 2002	29,042	$289	$284,182	$—	$(2,045)	$2,360	$268,542	$553,328
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(46,146)	(46,146)
Translation adjustment, net of tax	—	—	—	—	—	16,719	—	16,719
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	(780)	—	(780)
Net gain on derivative instruments, net of tax	—	—	—	—	—	110	—	110
Total comprehensive loss								(30,097)
Issuance of stock options in exchange for services	—	—	43	—	—	—	—	43
Sales of shares under Employee Stock Option Plan	618	6	9,042	—	—	—	—	9,048
Productivity Incentive Plan distributions	6	—	123	—	—	—	—	123
Sales of shares under Employee Stock Purchase Plan	273	3	4,110	—	—	—	—	4,113
Tax benefit of Employee Stock Option Plan	—	—	1,878	—	—	—	—	1,878
Collection of notes receivable	—	—	—	—	1,252	—	—	1,252
Balances, September 30, 2003	29,939	298	299,378	—	(793)	18,409	222,396	539,688
Components of comprehensive income:
Net income	—	—	—	—	—	—	17,360	17,360
Translation adjustment, net of tax	—	—	—	—	—	17,987	—	17,987
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	114	—	114
Net gain on derivative instruments, net of tax	—	—	—	—	—	6	—	6
Total comprehensive income								35,467
Issuance of stock options in exchange for services	—	—	26	—	—	—	—	26
Sales of shares under Employee Stock Option Plan	253	2	3,858	—	—	—	—	3,860
Sales of shares under Employee Stock Purchase Plan	200	2	3,931	—	—	—	—	3,933
Tax benefit of Employee Stock Option Plan	—	—	1,043	—	—	—	—	1,043
Collection of notes receivable	—	—	—	—	35	—	—	35
Balances, September 30, 2004	30,392	302	308,236	—	(758)	36,516	239,756	584,052
Components of comprehensive income:
Net income	—	—	—	—	—	—	39,861	39,861
Translation adjustment, net of tax	—	—	—	—	—	(5,391)	—	(5,391)
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	(287)	—	(287)
Net gain on derivative instruments, net of tax	—	—	—	—	—	8	—	8
Total comprehensive income								34,191
Issuance of stock options in exchange for services	—	—	96	—	—	—	—	96
Amortization, issuance and forfeitures of restricted stock	83	—	3,198	(2,762)	—	—	—	436
Sales of shares under Employee Stock Option Plan	484	5	10,839	—	—	—	—	10,844
Sales of shares under Employee Stock Purchase Plan	214	2	4,440	—	—	—	—	4,442
Tax benefit of Employee Stock Option Plan	—	—	1,771	—	—	—	—	1,771
Collection of notes receivable	—	—	—	—	434	—	—	434
Balances, September 30, 2005	31,173	$309	$328,580	$(2,762)	$(324)	$30,846	$279,617	$636,266

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2005	2004	2003
Cash flows from continuing operating activities:
Income (loss) from continuing operations	$39,861	$17,142	$(46,788)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Purchased in-process research and development	1,577	—	6,338
Non-cash restructuring, impairment and other charges (recoveries)	(61)	(3,093)	26,800
Depreciation and amortization	28,279	29,539	29,002
Amortization of intangible assets	7,019	6,698	5,147
Stock based compensation	436	—	—
Tax benefit from employee stock options	1,771	1,043	1,878
Deferred income taxes	(12,938)	4,974	897
Minority interest in subsidiaries’ losses	(180)	(192)	(4,241)
Equity in loss of joint ventures	1,577	2,817	1,927
Gain on sale of joint venture	(1,065)	—	—
Other non-cash expense	(741)	81	190
Gain on sale of Lumenis investment	—	(94)	(1,481)
Write-down of Lumenis investment	—	—	10,212
Purchases of short-term trading investments	—	—	(210,242)
Proceeds from sales of short-term trading investments	—	—	178,241
Issuance of common stock under Productivity Incentive Plan	—	—	123
Dividends paid to minority stockholders	—	—	(265)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	11,867	(21,703)	11,835
Inventories	7,996	(190)	4,866
Prepaid expenses and other assets	3,748	5,791	87
Other assets	(2,305)	(470)	(2,155)
Accounts payable	(612)	(605)	1,112
Income taxes payable/receivable	5,811	29,272	1,224
Other current liabilities	(4,519)	(2,940)	3,435
Other long-term liabilities	5,167	1,056	3,190
Net cash provided by continuing operating activities	92,688	69,126	21,332

Cash flows from continuing investing activities:
Purchases of property and equipment	(17,625)	(46,634)	(25,678)
Proceeds from dispositions of property and equipment	793	2,964	12,732
Purchases of available-for-sale securities	(390,800)	(347,559)	(178,071)
Proceeds from sales and maturities of available-for-sale securities	340,468	323,100	275,835
Proceeds from sale of note receivable from Picometrix	—	4,000	—
Acquisition of businesses and minority interest, net of cash acquired	(37,979)	(2,737)	(94,880)
Change in restricted cash, cash equivalents and short-term investments	22,950	15,648	(53,506)
Premiums paid for life insurance	(1,252)	(944)	(1,018)
Distributions from deferred compensation plan arrangements	851	408	119
Investment in joint venture	(803)	(4,510)	(1,139)
Proceeds from sale of joint venture	3,899	—	—
Other-net	(1,470)	1,600	3,048
Net cash used in continuing investing activities	(80,968)	(54,664)	(62,558)

(continued)

	Year Ended September 30,
	2005	2004	2003
Cash flows from continuing financing activities:
Long-term debt borrowings	$2	$4	$363
Long-term debt repayments	(14,995)	(13,875)	(17,990)
Short-term borrowings	3	—	711
Short-term repayments	—	—	(16,822)
Cash overdrafts increase (decrease)	394	1,748	(232)
Repayments of capital lease obligations	(241)	(528)	(557)
Issuance of common stock under employee stock option and purchase plans	15,286	7,793	13,161
Collection of notes receivable from stock sales	434	35	1,252
Net cash provided by (used in) continuing financing activities	883	(4,823)	(20,114)
Net cash provided by discontinued operating activities	—	218	—
Effect of exchange rate changes on cash and cash equivalents	(2,755)	1,261	6,863
Net increase (decrease) in cash and cash equivalents	9,848	11,118	(54,477)
Cash and cash equivalents, beginning of year	87,659	76,541	131,018
Cash and cash equivalents, end of year	$97,507	$87,659	$76,541

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,279	$3,469	$4,280
Income taxes	$10,276	$7,172	$11,194
Cash received during the year for:
Income taxes	$2,491	$31,329	$10,800

Noncash investing and financing activities:
Net issuances of restricted stock awards	$3,198	—	—

(concluded)

See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             DESCRIPTION OF BUSINESS

Founded in 1966, we provide photonics-based solutions for commercial and scientific research applications.  We design and manufacture a diversified selection of photonics products and solutions, primarily lasers, precision optics and related accessories.  Headquartered in Santa Clara, California, we have worldwide operations including research and development, manufacturing, sales, service and support capabilities.

2.             SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Our fiscal year ends on the Saturday closest to September 30.  Fiscal years 2005, 2004 and 2003 ended on October 1, October 2, and September 27, respectively.  For convenience, the accompanying consolidated financial statements have been shown as ending on September 30 for all fiscal years.  Fiscal year 2004 included 53 weeks, whereas fiscal years 2005 and 2003 included 52 weeks.  The fiscal years of the majority of our international subsidiaries, including our wholly-owned subsidiary Coherent Lambda Physik GmbH (“Lambda Physik”), end on September 30.  Accordingly, the financial statements of these subsidiaries as of that date and for the years then ended have been used for our consolidated financial statements.  Management believes that the impact of the use of different year-ends is immaterial to our consolidated financial statements taken as a whole.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basis of Presentation

The consolidated financial statements include the accounts of Coherent, Inc. and its majority-owned subsidiaries (collectively, “the Company, we, our, or Coherent”).  All significant intercompany balances and transactions have been eliminated.  Investments in business entities in which we do not have control but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership) are accounted for by the equity method.

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the fiscal 2005 presentation.  Such reclassifications had no impact on net income (loss) or stockholders’ equity for any years presented.

Discontinued Operations

On April 30, 2001, we completed the sale of our Medical segment to Lumenis, Ltd. (formerly ESC Medical Systems, Ltd.).  The disposal of the Medical segment represented the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”).  Accordingly, results of the operations of our Medical segment have been classified as discontinued (see Note 3).

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  Short-term investments are comprised of available-for-sale securities, which are carried at fair value.  Other non-current assets include trading securities related to our deferred compensation plans, which are carried at fair value.  The recorded carrying amount of our long-term obligations approximates fair value except for the notes used to finance our acquisition of Star Medical (“Star notes”), which had a carrying value of $12.6 million and a fair value of $13.1 million at September 30, 2005.  The estimated fair value of our long-term debt was determined by calculating the future value of payments based on current market interest rates available to us.  Foreign exchange contracts are stated at fair value based on prevailing financial market information.

Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash equivalents.

Concentration of Credit Risk

Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable.  At September 30, 2005, the majority of our short-term investments are in federal agency obligations, corporate obligations, state and municipal obligations, bank certificates of deposit and money market funds.  Cash equivalents and short-term investments are maintained with several financial institutions and may exceed the amount of insurance provided on such balances.  The majority of our accounts receivable are derived from sales to customers for commercial and scientific research applications.  We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral.  We maintain reserves for potential credit losses.  Our products are broadly distributed and no one customer accounted for more than 10% of accounts receivable at September 30, 2005 or 2004.

Accounts Receivable Allowances

Accounts receivable allowances reflect our best estimate of probable losses inherent in our accounts receivable balance.  We regularly review allowances by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.  Activity in accounts receivable allowance is as follows (in thousands):

	September 30,
	2005	2004	2003
Beginning balance	$3,745	$4,151	$4,038
Additions charged to costs and expenses	2,358	2,314	3,679
Deductions from reserves	(2,967)	(2,720)	(3,566)
Ending balance	$3,136	$3,745	$4,151

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories are as follows (in thousands):

	September 30,
	2005	2004
Purchased parts and assemblies	$23,778	$28,097
Work-in-process	48,036	44,070
Finished goods	30,916	32,531
Inventories	$102,730	$104,698

During fiscal 2005, our Lambda Physik subsidiary decided to discontinue future product development and investments in the semiconductor lithography market.  As a result, we recognized a charge of $1.7 million related to recognizing write-downs of excessive and obsolete inventories in the first quarter of fiscal 2005.  We also recognized a charge of $6.8 million in the fourth quarter of fiscal 2005 related to excess inventories resulting form the accelerated decommissioning of lithography lasers following our decision to no longer offer lithography service contracts after December 31, 2005.

Property and Equipment

Property and equipment are stated at cost and are depreciated or amortized using the straight-line method.  Cost, accumulated depreciation and amortization and estimated useful lives are as follows (in thousands):

	September 30,
	2005	2004	Useful Life
Land	$19,018	$19,041
Buildings and improvements	111,135	109,622	5-40 years
Equipment, furniture and fixtures	181,069	185,373	3-10 years
Leasehold improvements	10,819	10,980	Lesser of useful life or terms of lease
	322,041	325,016
Accumulated depreciation and amortization	(166,725)	(158,962)
Property and equipment, net	$155,316	$166,054

Long-lived Assets

We account for long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the

Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  Accordingly, we evaluate the carrying value of long-lived assets, including intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate.  Reviews are performed to determine whether the carrying values of long-lived assets are impaired based on a comparison to the undiscounted expected future net cash flows.  If the comparison indicates that impairment exists, long-lived assets that are classified as held and used are written down to their respective fair values and long-lived assets classified as held for sale are written down to their respective fair values less costs to sell.  Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows.  See Note 4 for a discussion of impairment charges.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (see Note 7).  Under SFAS 142, material amounts of goodwill attributable to each of our reporting units are tested for impairment by comparing their respective fair values with their respective carrying values.  Fair value is determined using a discounted cash flow methodology.  Absent any impairment indicators, we perform our annual impairment tests during the fourth quarter of each fiscal year.

Intangible Assets

Intangible assets, including acquired existing technology, customer lists, trade name, non-compete agreements, patents, licenses, drawings and order backlog are amortized on a straight-line basis over estimated useful lives of six months to fifteen years.

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

The vast majority of our sales are made to original equipment manufacturers (“OEMs”), distributors, resellers and end-users in the non-scientific market.  Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where we have agreed to perform installation or provide training.  In those instances, we defer revenue related to installation services or training until these services have been rendered.  We allocate revenue from multiple element arrangements to the various elements based upon relative fair values, which is determined based on the price charged for each deliverable on a standalone basis.

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

For most products, training is not provided, therefore, no post-delivery training obligation exists.  In cases where training is provided to our customers, it is typically priced separately and recognized as revenue after these services have been provided.

Research and Development

Research and development expenses include salaries, contractor and consultant fees, supplies and materials, as well as costs related to other overhead such as depreciation, facilities, utilities and other departmental expenses.  The costs we incur with respect to internally developed technology and engineering services are included in research and development expenses as incurred as they do not directly relate to any particular licensee, license agreement or license fee.

We treat third party and government funding of our research and development activity, where we are the primary beneficiary of such work conducted, as a credit to research and development cost.  Amounts offset against research and development cost were not material in any of the periods presented.

Foreign Currency Translation

The functional currencies of our foreign subsidiaries are their respective local currencies.  Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income (“OCI”).  Foreign currency transaction gains and losses are included in earnings.

Derivatives

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended, requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in OCI and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense).

Our objective of holding derivatives is to minimize the risks of foreign currency fluctuation by using the most effective methods to eliminate or reduce the impact of these exposures.  Principal currencies hedged include the Euro, Yen, British Pound, Canadian Dollar and Korean Won.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Year Ended September 30,
	2005	2004	2003
Weighted average shares outstanding—Basic	30,756	30,179	29,448
Dilutive effect of employee stock plans	485	365	—
Weighted average shares outstanding—Diluted	31,241	30,544	29,448

Income (loss) from continuing operations for basic and diluted earnings per share computation	$39,861	$17,142	$(46,788)

Income (loss) from continuing operations per share—basic	$1.30	$0.57	$(1.59)
Income (loss) from continuing operations per share—diluted	$1.28	$0.56	$(1.59)

A total of 1,900,000, 3,444,000 and 3,580,000 anti-dilutive weighted average shares have been excluded from the dilutive share calculation at September 30, 2005, 2004 and 2003, respectively.

Stock-Based Compensation

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we have elected to account for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Accordingly, under APB 25, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date.

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”) amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share as if we had adopted the fair value method.  Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models that require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  For purposes of calculating the effect that SFAS 123 would have had on our net income (loss), the fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	Year Ended September 30,			Year Ended September 30,
	2005	2004	2003	2005	2004	2003
Expected life in years	3.4	4.4	4.5	0.5	0.5	0.5
Expected volatility	44.7%	70.9%	73.9%	36.4%	43.5%	50.7%
Risk-free interest rate	3.7%	3.3%	2.7%	2.3%	1.4%	1.3%
Expected dividends	none	none	none	none	none	none

Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.  The following table illustrates the effect on our net income (loss) and net income (loss) per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Year Ended September 30,
	2005	2004	2003
Net income (loss), as reported	$39,861	$17,360	$(46,146)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	286	—	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(11,526)	(14,440)	(17,637)
Pro forma net income (loss)	$28,621	$2,920	$(63,783)

Earnings (loss) per share
Basic-as reported	$1.30	$0.58	$(1.57)
Basic-pro forma	$0.93	$0.10	$(2.17)

Diluted-as reported	$1.28	$0.57	$(1.57)
Diluted-pro forma	$0.92	$0.10	$(2.17)

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

Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries either because such earnings are intended to be permanently reinvested or because foreign tax credits are available to offset any planned distributions of such earnings.  The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $103.7 million at September 30, 2005.  In addition to federal income taxes (which are not practicably determinable), withholding taxes of approximately $1.6 million would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 4.  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS 151 will be effective for our first quarter of fiscal 2006.  We do not believe that the adoption of SFAS 151 will have a material effect on our results of operations or consolidated financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R.  SFAS 123R will be effective for our first quarter of fiscal 2006.  We expect that the new standard will result in significant stock-based compensation expense.

The pro forma effects on net income and earnings per share as if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are disclosed above.  Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important aspects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method.  We plan to use the modified prospective application method upon our adoption of SFAS 123R.  Accordingly, SFAS 123R will be applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption is recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption is based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123 as adjusted for the effect of estimated forfeiture rates.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated.  The Interpretation is effective no later than December 31, 2005 and the cumulative effect of initially applying FIN 47 will be recognized as a change in accounting principle.  We are in the process of evaluating the expected effect of FIN 47 on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change.  SFAS 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS 154 will be effective for our first quarter of fiscal 2006.

3.             DISCONTINUED OPERATIONS

On April 30, 2001, we completed the sale of our Medical segment assets to Lumenis, Ltd. (formerly ESC Medical Systems Ltd.) for $100.0 million in cash, $12.9 million in notes receivable and 5,432,099 shares of Lumenis common stock.  We estimated the total value of this consideration to be $236.0 million as of the closing of the sale.  In fiscal 2002, we reached a purchase price settlement with Lumenis resulting in a gain of $1.9 million (net of income taxes of $1.2 million).

The Lumenis common stock received was unregistered and its trading was subject to restrictions under Rule 144 of the Securities Act of 1933 and other contractual restrictions as defined in the definitive agreement.  In the third quarter of fiscal 2002, the market value of our investment in Lumenis had declined from our initial valuation of $124.4 million to $20.2 million.  In accordance with SFAS 115, we concluded that this decline was other-than-temporary and recognized an impairment loss to reduce the carrying value of our investment in Lumenis to $20.2 million.  In the first quarter of fiscal 2003, the market value of our investment in Lumenis had further declined to $9.9 million.  This decline was also deemed to be other-than-temporary and an additional impairment loss of $10.2 million was recognized.  We recorded no net tax benefit related to the $10.2 million impairment loss as we recorded a $4.1 million valuation allowance against this capital loss deferred tax asset.  Unrealized gains and losses subsequent to the first quarter of fiscal 2003 from the new cost basis were recorded in OCI.  In fiscal 2003, we sold 5,217,099 shares of Lumenis common stock for approximately $11.0 million while recognizing a gain of $1.5 million.  In fiscal 2004, we sold our remaining shares of Lumenis common stock for approximately $0.5 million while recognizing a gain of $0.1 million.

In fiscal 2004, we recorded a gain of $0.2 million relating to the collection of a previously anticipated uncollectible account receivable. In fiscal 2003, we recorded a gain of $0.6 million relating to the anticipated refund of prior year taxes resulting from the sale.

The results of the operations of the Medical segment have been classified as discontinued in the accompanying consolidated financial statements.  Income from discontinued operations consisted of the following (in thousands):

	Year Ended September 30,
	2005	2004	2003
Gain on disposal	$—	$363	$47
Provision (benefit) for income taxes	—	145	(595)
Income from discontinued operations, net	$—	$218	$642

4.             RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (RECOVERIES)

During fiscal 2005, 2004 and 2003, we recorded restructuring, impairment and other charges (recoveries) of ($0.1) million, ($3.1) million and $35.2 million, respectively, as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
Termination of activities of the Coherent Telecom-Actives Group	$(61)	$174	$14,818
Impairment of long-lived assets	—	(26)	12,672
Goodwill impairment (Note 7)	—	—	2,358
(Recovery) impairment of Picometrix note receivable	—	(3,241)	3,723
Lease termination costs	—	—	1,693
Other	—	—	(101)
Total	$(61)	$(3,093)	$35,163

Coherent Telecom-Actives Group

Based on market information and insights regarding the status of our development projects of our Coherent Telecom-Actives Group (“CTAG”) obtained in the first quarter of fiscal 2003, we determined that our return on investment for at least the next several years would have been unsatisfactory and, therefore, additional investments were no longer justified.  As a result, we decided to terminate the activities of CTAG, an operating segment that had been aggregated with our Photonics Group in our Electro-Optics reportable segment.  The charge related to the termination of these activities included a $6.5 million write-down of equipment and leasehold improvements to net realizable value; a $6.8 million accrual for the estimated contractual obligation for lease and other facility costs of the building, net of estimated sublease income, in San Jose, California, formerly occupied by CTAG; the $1.4 million write-off of our option to purchase Picometrix; and $0.1 million of other restructuring costs.  Fiscal 2005 and 2004 charges are a result of revisions to the estimated contractual obligation for lease and other facility costs, net of estimated sublease income, related to the building formerly occupied by CTAG.

Impairment of Long Lived Assets

In fiscal 2003, the proposed sale of our manufacturing facility located in Lincoln, California met the necessary criteria to be classified as assets held for sale under SFAS 144.  Accordingly, the carrying values of the land, buildings and improvements and equipment were adjusted to their respective fair values less costs to sell of $9.0 million and $0.3 million, respectively, and as a result, we recorded an impairment charge of $3.1 million during fiscal 2003.  The determinations of fair values were based on quoted market prices and comparable sales of similar assets.  In July 2003, we completed the sale of the land, buildings, improvements and equipment and received net proceeds of $9.2 million.

In fiscal 2003, management reassessed the planned utilization of certain long-lived assets of our operating sites in Auburn, California and Tampere, Finland, and determined that excess manufacturing capacity existed at these locations.  As a result, management committed to a plan to sell certain equipment with a carrying value of $5.7 million and to dispose of certain building improvements with a carrying value of $1.0 million.  The proposed sale of the equipment met the necessary criteria to be classified as assets held for sale under SFAS 144.  Accordingly, the carrying value of the equipment was adjusted to its current fair value less costs to sell of $0.8 million.  The fair value of the equipment was determined based on comparable sales of similar assets.  The building improvements were determined to have no future benefit and were abandoned in fiscal 2003, resulting in an impairment charge of $5.9 million.

In fiscal 2003, management initiated plans to consolidate the activities of our subsidiary located in Glasgow, Scotland in an attempt to increase operating efficiency.  Management determined that the carrying value of long-lived assets, consisting primarily of production equipment and buildings located at this subsidiary exceeded their estimated future undiscounted cash flows.  Accordingly, long-lived assets with a carrying value of $6.3 million were written down to their estimated fair value of $2.9 million, resulting in an impairment charge of $3.4 million in fiscal 2003.  Additionally, certain long-lived assets that were classified as held for use at our Barendrecht, the Netherlands subsidiary was impaired, resulting in a charge of $0.3 million.  The determinations of the fair values assigned to the long-lived assets were based on comparable sales of similar assets and an expected cash flow approach.

Picometrix Note Receivable

In August 2002, we entered into a loan agreement with Picometrix, Inc. (“Picometrix”) of Ann Arbor, Michigan.  Picometrix develops and manufactures ultra high-speed photoreceivers and instrumentation for the telecommunication, data communication and test and measurement markets.  Under the loan agreement, we provided Picometrix with $6.0 million of debt financing in exchange for (1) a nine-month option to purchase 100% of the equity of Picometrix for $6.0 million plus a two-year earn-out of up to $25.0 million and (2) the repayment of the $6.0 million of loan principal at maturity and interest at the greater of prime minus 0.5% or 3.0% payable monthly over its term.  We originally recorded the purchase option at its fair value of $1.4 million and the note at its fair value of $4.6 million and were amortizing the discount to interest income over the estimated 18-month term of the note.  The maturity date of the note varied depending on whether we exercised the option to acquire Picometrix.  On November 22, 2002, we terminated our option to purchase Picometrix and recorded a $1.4 million charge to write-off the value assigned to the purchase option.  The termination of our purchase option also resulted in the note becoming due in full on May 26, 2003.  In the first quarter of fiscal 2003, we evaluated the collectibility of our note receivable from Picometrix, including their ability to make the required interest and principal payments and determined that the estimated net realizable value of the note at December 28, 2002 was $0.9 million.  Accordingly, we recorded an impairment charge of $3.7 million during the first quarter of fiscal 2003.  In September 2004, we sold our note receivable for $4.0 million resulting in a recovery of approximately $3.2 million of the previous impairment charge recognized.

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

Accrued Restructuring Charges

At September 30, 2005 and 2004, we had $2.5 million and $4.0 million, respectively, accrued as a current liability on our consolidated balance sheet for restructuring charges.  The following table sets forth an analysis of the components of the restructuring charges, payments made against the accrual and other provisions (reversals) through September 30, 2005 (in thousands):

Facilities Related Charges
Balance, September 30, 2003	$5,528
Provision	237
Reversals	(63)
Deductions	(1,750)
Balance, September 30, 2004	$3,952
Provision	79
Reversals	—
Deductions	(1,534)
Balance, September 30, 2005	$2,497

The remaining restructuring accrual balance for facilities related charges (net of estimated sublease income) is expected to result in cash expenditures of approximately $1.6 million in fiscal 2006 and $0.9 in fiscal 2007.

Lambda Physik

In fiscal 2004, our Lambda Physik subsidiary initiated and completed plans to restructure its manufacturing sites in Göttingen, Germany.  Accordingly, we recognized a charge of $1.1 million ($1.0 million net of minority interest), of which, $1.0 million ($0.9 million net of minority interest) was included in cost of sales and $0.1 million ($0.1 million net of minority interest) was included in operating expenses in fiscal 2004.

5.             BUSINESS COMBINATIONS

TuiLaser AG

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

The aggregate purchase price has been allocated to the net assets acquired and in-process research and development (“IPR&D”) purchased as follows (in thousands):

Tangible assets	$21,162
In-process research and development	1,577
Goodwill	11,295
Intangible assets:
Existing technology	8,368
Backlog	2,062
Customer lists	1,819
Non-compete agreements	849
Trade name	364
Deferred tax liabilities	(5,865)
Liabilities assumed	(7,953)
Total	$33,678

The goodwill recognized from this acquisition resulted primarily from anticipated increases in market share and synergies of combining this entity and was allocated $10.3 million to our Lambda Physik segment and $1.0 million to our Electro-Optics segment.  None of the goodwill from this purchase is deductible for tax purposes.  The identifiable intangible assets are being amortized over their respective estimated useful lives of one to nine years.

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

Unaudited pro forma results of operations had the acquisition taken place at the beginning of fiscal 2005 would have resulted in net sales of $536.4 million, net income of $37.9 million, and net income per basic and diluted share of $1.23 and $1.21, respectively.  Unaudited pro forma results of operations had the acquisition taken place at the beginning of fiscal 2004 would have resulted in net sales of $524.3 million, net income of $15.8 million, and net income per basic and diluted share of $0.52 and $0.52, respectively.

These unaudited pro forma results are not necessarily indicative of the results that actually would have been obtained had the acquisition been in effect for the periods described or that may be obtained in the future.

Lambda Physik

On June 3, 2003, we initiated a tender offer to purchase the 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary that were owned by other shareholders (the minority interest) for approximately $10.50 per share.  During fiscal 2003, we purchased 4,489,823 outstanding shares of Lambda Physik for approximately $47.7 million, resulting in a total ownership percentage of 94.26% (inclusive of shares previously owned) at September 30, 2003.  During fiscal 2004, we purchased an additional 98,677 of outstanding shares of Lambda Physik for approximately $1.3 million, resulting in a total ownership percentage of 95.01% (inclusive of shares previously owned) at September 30, 2004.  During fiscal 2005, we acquired the remaining 661,500 outstanding shares for approximately $11.8 million, resulting in our full ownership of Lambda Physik.  We have accounted for this transaction as a step acquisition using the purchase method.

The difference between the purchase price of the minority interest of $63.7 million (including acquisition costs of $3.0 million) and the carrying value of the minority interest of $56.3 million was recorded as an adjustment of the carrying value of the assets of Lambda Physik (the “step acquisition adjustment”).  The step acquisition adjustment was recorded based on the proportion of the minority interest acquired and was accounted for as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
Reduction in carrying value of minority interest acquired	$6,267	$1,077	$48,975
Tangible assets	133	90	1,869
In-process research and development	—	—	1,908
Adjustment to existing goodwill of Lambda Physik	—	(174)	(7,337)
Goodwill	4,970	691	—
Deferred tax liabilities	(808)	—	—
Intangible assets:
Existing technology	1,085	122	2,275
Trade name	367	59	1,107
Backlog	161	14	585
Customer base	—	5	187
Patents	—	2	95
Other	13	—	—
Total	$12,188	$1,886	$49,664

Unaudited pro forma results of operations had the minority acquisition taken place at the beginning of fiscal 2003 would have resulted in a net loss of $51.2 million and a net loss per basic and diluted share of $1.74 for fiscal 2003.  Since we consolidated the results of Lambda Physik for all years presented, unaudited pro forma net sales does not differ from reported net sales.

At September 30, 2005, we had $1.2 million remaining in an escrow account that will be applied towards remaining close out costs for the acquisition and are included in non-current restricted cash, cash equivalents and short-term investments on our consolidated balance sheet.  At September 30, 2004, we had $8.4 million restricted for the sole purpose of acquiring the remaining outstanding shares of Lambda Physik, which were also included in non-current restricted cash, cash equivalents and short-term investments on our consolidated balance sheet.

Picometrix

During the second quarter of fiscal 2004, we evaluated our loan agreement with Picometrix and determined that Picometrix was a variable interest entity as defined by FIN 46 (see Note 4).  Furthermore, we concluded that we were the primary beneficiary as defined by FIN 46 and were required to consolidate Picometrix at April 3, 2004.  The assets and liabilities of Picometrix were measured at their respective fair values as of April 3, 2004, resulting in the consolidation of $3.5 million of assets, $2.3 million of liabilities and $0.6 million of intangible assets (consisting of existing technology to be amortized over approximately 8 years), partially offset by minority interest of $1.1 million.  We were also required to include the results of operations of Picometrix in our consolidated financial statements subsequent to April 3, 2004.  As a result, we included net sales of approximately $3.9 million and income from continuing operations of $0.5 million in fiscal 2004.  The $0.5 million of income from continuing operations was allocated to the minority interest and accordingly, the consolidation of Picometrix had no impact on our net income in fiscal 2004.  Upon the sale of our note receivable from Picometrix in September 2004, we concluded that we were no longer considered the primary beneficiary.  Accordingly, consolidation of the assets and liabilities of Picometrix was not required under FIN 46 at September 30, 2004.

Positive Light, Inc. (“PLI”)

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

The second project was the development of a high repetition rate chirped pulse amplification laser system using a diode pumped ytterbium doped fiber gain media and had an assigned IPR&D value of $1.4 million.  At the date of acquisition, this project was expected to be commercially viable by September 30, 2003, with $0.1 million estimated expenditures to complete.  At September 30, 2005, the project remained uncompleted.  We anticipate that this project will be completed in fiscal 2006, with estimated expenditures to complete of less than $50,000.

Molectron Detector, Inc. (“Molectron”)

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

The aggregate purchase price of PLI and Molectron has been allocated to the net assets acquired and in-process research and development purchased as follows (in thousands):

	PLI	Molectron
Tangible assets	$14,329	$4,358
In-process research and development	4,430	—
Goodwill	18,907	5,511
Intangible assets:
Existing technology	9,200	5,680
Customer base	920	350
Trade name	180	80
Non-compete agreement	500	—
Backlog	110	—
Deferred tax liabilities	(3,225)	(2,288)
Liabilities assumed	(6,455)	(2,155)
Total	$38,896	$11,536

Goodwill recognized for the purchase of PLI and Molectron of $18.9 million and $5.5 million, respectively, was primarily related to anticipated increases in market share and synergies of combining these entities and were assigned to our Electro-Optics operating segment.  None of the goodwill for either acquisition is expected to be deductible for tax purposes.   The intangible assets including existing technology, customer base, trade name, non-compete agreement and backlog are amortized over their respective estimated useful lives of 1 to 10 years.  Pro forma results of operations have not been presented for the acquisitions of PLI and Molectron because the effects of these acquisitions were not material on either an individual or on an aggregate basis.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	September 30, 2005
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$114,194	$—	$—	$114,194
Less: restricted cash and cash equivalents				(16,687)
				$97,507

Short-term investments:
Available-for-sale securities:
Commercial paper	$992	$8	$—	$1,000
Certificates of deposit	1,000	8	—	1,008
U.S. government and agency obligations	53,646	365	(236)	53,775
State and municipal obligations	30,981	370	(23)	31,328
Corporate notes and obligations	46,128	293	(125)	46,296
Total short-term investments	$132,747	$1,044	$(384)	133,407
Less: restricted short term-investments				—
				$133,407

	September 30, 2004
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$96,567	$—	$—	$96,567
Less: restricted cash and cash equivalents				(8,908)
				$87,659

Short-term investments:
Available-for-sale securities:
Commercial paper	$4,838	$—	$(1)	$4,837
Certificates of deposit	1,150	5	(1)	1,154
U.S. government and agency obligations	71,440	134	(5)	71,569
State and municipal obligations	22,742	153	(47)	22,848
Corporate notes and obligations	12,665	49	(32)	12,682
Total short-term investments	$112,835	$341	$(86)	113,090
Less: restricted short term-investments				(30,015)
				$83,075

At September 30, 2005, $1.2 million of cash and cash equivalents were restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik (see Note 5), $15.2 million were restricted pursuant to our Star notes agreement (see Note 10) and $0.3 million were restricted for other purposes.  At September 30, 2004, $8.4 million of cash and cash equivalents were restricted for the purchase of the remaining outstanding shares of Lambda Physik (see Note 5), $0.4 million were restricted pursuant to our Star notes agreement (see Note 10) and $0.1 million were restricted for other purposes.  Additionally, $30.0 million of short-term investments were restricted pursuant to our Star notes agreement (see Note 10).

The amortized cost and estimated fair value of available-for-sale investments in debt securities at September 30, 2005 and September 30, 2004, classified as short-term investments (including restricted amounts) on our consolidated balance sheet were as follows (in thousands):

	September 30,
	2005		2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$90,865	$91,509	$101,708	$101,979
Due in 1 to 5 years	36,395	36,404	10,282	10,265
Due in 5 to 10 years	—	—	—	—
Due beyond 10 years	5,487	5,494	845	846
Total investments in available-for-sale debt securities	$132,747	$133,407	$112,835	$113,090

During fiscal 2005, we received proceeds totaling $16.7 million from the sale of available-for-sale securities and realized gross losses of $0.1 million.  During fiscal 2004, we received proceeds totaling $35.5 million from the sale of available-for-sale securities and realized gross gains of $0.2 million and gross losses of $0.1 million.

7.             GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each operating segment is as follows (in thousands):

	September 30,
	2005	2004
Electro-Optics	$36,195	$35,270
Lambda Physik	31,902	17,834
Total	$68,097	$53,104

In fiscal 2003, our Lambda Physik operating segment lowered its forecasted outlook in the lithography business and we determined the significant changes in the economic outlook for this business were an indicator that an impairment test was required under SFAS 142.  As a result of our impairment test performed during fiscal 2003, we determined that the goodwill associated with this business was impaired and we recorded a charge of $2.4 million.

The components of our amortizable intangible assets are as follows (in thousands):

	September 30, 2005			September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Existing technology	$45,359	$(14,018)	$31,341	$36,746	$(10,018)	$26,728
Patents	8,669	(4,365)	4,304	9,005	(3,699)	5,306
Licenses	4,261	(4,261)	—	4,261	(4,047)	214
Drawings	1,181	(1,043)	138	1,214	(850)	364
Order backlog	4,133	(2,766)	1,367	1,990	(1,990)	—
Customer lists	3,929	(1,309)	2,620	2,106	(992)	1,114
Trade name	1,958	(547)	1,411	1,608	(417)	1,191
Non-compete agreement	1,840	(835)	1,005	911	(374)	537
Total	$71,330	$(29,144)	$42,186	$57,841	$(22,387)	$35,454

The weighted average remaining amortization period for existing technology, patents, trade name and customer lists are approximately 10 years, 9 years, 8 years and 7 years, respectively.  The weighted average remaining amortization period for drawings, non-compete agreements and order backlog are approximately 5 years, 3 years and 1 year, respectively.  Amortization expense for intangible assets during fiscal years 2005, 2004 and 2003 was $7.0 million, $6.7 million and $5.1 million, respectively.  Estimated amortization expense for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2006	$8,316
2007	6,506
2008	6,251
2009	5,851
2010	4,845
Thereafter	10,417
Total	$42,186

8.             BALANCE SHEET DETAILS

Prepaid expenses and other assets consist of the following (in thousands):

	September 30,
	2005	2004
Prepaid and refundable income taxes	$2,944	$2,538
Prepaid expenses and other	14,090	16,812
Total prepaid expenses and other assets	$17,034	$19,350

Other assets consist of the following (in thousands):

	September 30,
	2005	2004
Assets related to deferred compensation arrangements (see Note 13)	$20,827	$17,095
Deferred tax assets	17,134	6,644
Other assets	1,789	5,223
Total other assets	$39,750	$28,962

Other current liabilities consist of the following (in thousands):

	September 30,
	2005	2004
Accrued payroll and benefits	$24,915	$26,532
Accrued expenses and other	17,939	14,130
Reserve for warranty	10,424	10,638
Customer deposits	3,043	4,488
Accrued restructuring charges (Note 4)	2,497	3,952
Deferred income	4,985	3,838
Total other current liabilities	$63,803	$63,578

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

Components of the reserve for warranty costs during fiscal 2005, 2004 and 2003 were as follows (in thousands):

	September 30,
	2005	2004	2003
Beginning balance	$10,638	$10,242	$8,495
Additions related to current period sales	14,979	20,298	12,537
Warranty costs incurred in the current period	(16,412)	(19,773)	(11,090)
Accruals resulting from acquisitions	1,224	—	253
Adjustments to accruals related to prior period sales	(5)	(129)	47
Ending balance	$10,424	$10,638	$10,242

Other long-term liabilities consist of the following (in thousands):

	September 30,
	2005	2004
Deferred compensation (see Note 13)	$25,120	$20,500
Deferred tax liabilities	17,315	21,223
Deferred income	3,554	2,930
Other long-term liabilities	4,448	4,475
Total other long-term liabilities	$50,437	$49,128

9.             SHORT-TERM BORROWINGS

We maintain lines of credit with several banks worldwide.  Our domestic lines of credit consist of a $1.0 million account with Dresdner Bank that has no expiration date and a $12.5 million unsecured revolving account from Union Bank of California, which expires January 31, 2007.  Our Union Bank of California agreement is subject to covenants related to financial ratios and tangible net worth.  At September 30, 2005, we were not in compliance with the tangible net worth covenant and the line of credit was not available to us.  No amounts were outstanding on our Union Bank of California revolving account at September 30, 2005.  In November 2005, we amended the agreement to, among other things, reduce the tangible net worth requirement.  In addition, we have several foreign lines of credit that allow us to borrow in the applicable local currency.  At September 30, 2005, these lines of credit totaled $31.7 million and there were no borrowings against these lines.  Our foreign lines of credit are concentrated in Europe and Japan and are principally unsecured.  All of our lines of credit generally provide borrowings at the bank reference rate or better, which varies depending on the country where the funds are borrowed.

10.          LONG-TERM OBLIGATIONS

The components of long-term obligations are as follows (in thousands):

	September 30,
	2005	2004
Notes payable	$12,736	$27,675
Capital leases	—	240
	12,736	27,915
Current portion	(12,736)	(13,700)
Long-term obligations	$—	$14,215

Notes payable

At September 30, 2005, notes payable consists of $12.6 million ($5.9 million at 6.7% and $6.7 million at 6.9%) to finance our 1999 acquisition of Star Medical and other unsecured notes payable totaling $0.1 million at an interest rate of 1.5%.

The Star notes originally included financial covenants such as maintaining a minimum tangible net worth, minimum consolidated debt to capitalization ratio, fixed charge coverage ratio, as well as non-financial covenants such as providing quarterly statements to the note holders.  In September 2003, we amended the agreement to relinquish all financial covenant requirements.  In place of the covenants, the amendment required that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account (see Note 6).  At September 30, 2005, $15.2 million of current restricted cash, cash equivalents and short-term investments were related to the Star notes.  At September 30, 2004, $15.2 million and $15.2 million, respectively, of current and non-current restricted cash, cash equivalents and short-term investments were related to the Star notes.

11.          COMMITMENTS AND CONTINGENCIES

Commitments

We lease several of our facilities under operating leases.  In addition, we lease the land for our Auburn, California manufacturing facilities under long-term fixed leases.

Future minimum payments under our non-cancelable leases and future minimum lease receivables under subleases at September 30, 2005 are as follows (in thousands):

Year Ending September 30,	Operating Leases	Lease Receivables
2006	$6,698	$1,267
2007	4,932	423
2008	3,541	—
2009	2,343	—
2010	1,605	—
Thereafter	4,971	—
Total	$24,090	$1,690

Rent expense, exclusive of sublease income, was $8.0 million, $8.3 million and $8.6 million in fiscal 2005, 2004 and 2003, respectively.  Sublease income was $1.3 million, $1.3 million and $2.3 million for fiscal years 2005, 2004 and 2003, respectively.

In September 1988, we entered into several patent license agreements with Patlex Corporation (“Patlex”) for certain laser-related patents owned by Dr. Gordon Gould that had been assigned to Patlex.  Under the terms of the agreements, we were required to pay royalties to Patlex ranging from 3.5% to 5.0% for specified categories of domestic sales and 2.0% of specified categories for foreign sales, subject to certain exceptions and limitations.  Royalty expense under these agreements was $0.2 million, $1.1 million and $0.7 million in fiscal 2005, 2004 and 2003, respectively.  The patents expired on various dates through May 2005.

As of September 30, 2005, we had total purchase commitments for inventory of approximately $10.3 million and purchase obligations for fixed assets and services of $5.4 million compared to $20.0 million of purchase commitments for inventory and $6.2 million of purchase obligations for fixed assets and services at September 30, 2004.

Contingencies

Certain claims and lawsuits have been filed or are pending against us.  In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on our consolidated financial position or results of operations.

12.          STOCKHOLDERS’ EQUITY

Each outstanding share of our common stock carries a stock purchase right (“right”) issued pursuant to a dividend distribution declared by our Board of Directors and distributed to stockholders of record on November 17, 1989.  When exercisable, each right entitles the stockholder to buy one share of our common stock at an exercise price of $80.  The rights will become exercisable following the tenth day after a person or group announces an acquisition of 20% or more of our common stock or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 30% or more of the common stock.  We will be entitled to redeem the rights at $.01 per right at any time on or before the 10th day following the acquisition by a person or group of 20% or more of our common stock.

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

In September 2005, our Board of Directors authorized a share repurchase program of up to 1.5 million shares of our common stock. These purchases may be made from time to time in both open market and private transactions, as conditions warrant.  The repurchase program is expected to remain in effect through September 30, 2007, unless earlier terminated or completed.  During the year ended September 30, 2005, no purchases were made under this program.

13.          EMPLOYEE STOCK OPTION AND BENEFIT PLANS

Deferred Compensation Plans

Under our deferred compensation plans (“plans”), qualified employees are permitted to make compensation deferrals up to established limits set under the plans.  Asset investments in Company-owned life insurance contracts held under the plans are recorded at the cash surrender value of the insurance contracts.  Asset investments in mutual funds and cash are recorded at their respective fair values.  Life insurance premiums loads, policy fees and cost of insurance that are paid from the asset investments and gains and losses from the asset investments for these plans are recorded as components of other income or expenses.  Increases in the obligation to plan participants are recorded as operating expenses.  At September 30, 2005, the cash surrender value of Company-owned life insurance contracts was $14.6 million and the fair values of mutual funds and cash balances were $7.3 million and $0.1 million, respectively.  At September 30, 2005, $20.8 million was recorded as non-current other assets (see Note 8) and $1.2 million was recorded as current assets.  Liabilities associated participant balances under our deferred compensation plans are affected by individual contributions and distributions made, as well as gains and losses on the participant’s investment allocation election.  We do not contribute to participant balances.

Coherent Employee Retirement and Investment Plan

Under the Coherent Employee Retirement and Investment Plan, we match employee contributions to the plan up to a maximum of 6% of the employee’s individual earnings.  Employees become eligible for participation on their first day of employment and for Company matching contributions after completing one year of service.  Our contributions (net of forfeitures) during fiscal 2005, 2004, and 2003 were $3.8 million, $3.7 million and $3.7 million, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period.  During fiscal 2005, 2004 and 2003, a total of 214,494, 200,282 and 272,868 shares, respectively, were purchased by and distributed to employees at an average price of $20.72, $19.63 and $15.07 per share, respectively.

At September 30, 2005, $2.4 million had been contributed by employees that will be used to purchase a maximum of 87,510 shares in the year ended September 30, 2006 at a price to be determined under the terms of the plan.  At September 30, 2005, we had 499,780 shares of our common stock reserved for future issuance under the plan.

Stock Option Plans

We have two Stock Option Plans and two non-employee Directors’ Stock Option Plans.  Under these plans, Coherent may grant options to purchase up to an aggregate of 11,800,000 and 975,000 shares of common stock, respectively.  Employee options are generally exercisable between one to three years from the grant date at a price equal to the fair market value of the common stock on the date of the grant and generally vest 25% to 50% annually.  Director options are automatically granted to our non-employee directors.  Such directors initially receive a stock option for 30,000 shares exercisable over a three-year period.  Additionally, the non-employee directors receive an annual grant of 12,000 shares exercisable three years from the date of grant.  Grants under employee plans expire between four to six years from the original grant date and grants under director plans expire ten years from the original grant date.

Option activity for all plans is summarized as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, October 1, 2002	4,635,900	$32.09
Options granted	1,212,900	19.95
Options exercised	(617,200)	14.66
Options canceled	(274,300)	33.36
Outstanding, September 30, 2003	4,957,300	31.22
Options granted	1,037,900	26.25
Options exercised	(253,100)	15.26
Options canceled	(533,100)	33.69
Outstanding, September 30, 2004	5,209,000	30.75
Options granted	641,500	32.87
Options exercised	(484,000)	22.40
Options canceled	(581,300)	32.66
Outstanding, September 30, 2005	4,785,200	$31.63

At September 30, 2005, 4,796,700 options were available for future grant under all plans.  At September 30, 2005, all outstanding stock options have been issued under plans approved by our shareholders.  The following table summarizes information about stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
$18.25 - $19.77	869,500	$19.63	3.78	91,700	$19.05
$19.85 - $26.41	901,400	25.88	5.02	295,300	25.70
$26.50 - $30.92	987,200	30.31	3.07	806,500	30.57
$30.93 - $33.18	821,800	32.67	2.77	576,300	32.47
$33.24 - $49.88	1,081,700	42.45	2.43	759,400	46.15
$50.00 - $87.13	123,600	67.08	0.68	123,600	67.08
Total	4,785,200	$31.63	3.31	2,652,800	$36.21

There were 2,373,800 and 1,822,500 options exercisable as of September 30, 2004 and 2003 with weighted average exercise prices of

$36.84 and $36.04, respectively.   The weighted average estimated fair value of stock options granted in fiscal 2005, 2004 and 2003 was $10.50, $15.31 and $12.08, respectively.

Under one of our Stock Option Plans, certain employees were granted restricted stock awards.  Restricted stock awards are independent of option grants and are subject to restrictions.  All of the shares of restricted stock outstanding at September 30, 2005 are subject to forfeiture if employment terminates prior to the release of restrictions, generally three years from the date of grant.  During that period, ownership of the shares cannot be transferred.  Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding.  The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.  We had 96,150 shares of restricted stock outstanding at September 30, 2005.  There were no shares of restricted stock outstanding at September 30, 2004 or September 30, 2003.  Compensation expense recognized under incentive compensation plans was approximately $0.4 million in fiscal 2005.

Notes Receivable from Stock Sales

Notes receivable from stock sales result from the exercise of stock options for notes.  The notes are full recourse promissory notes bearing interest at 4.8% per annum and are collateralized by the stock issued upon exercise of the stock options.  Interest is payable annually and principal is due through 2007.

14.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss) related to derivatives, net of tax, held by us are as follows (in thousands):

Balance, September 30, 2003	$(128)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	6
Balance, September 30, 2004	(122)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	8
Balance, September 30, 2005	$(114)

Accumulated other comprehensive income (net of tax) at September 30, 2005 is comprised of accumulated translation adjustments of $31.3 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.4 million.  Accumulated other comprehensive income (net of tax) at September 30, 2004 is comprised of accumulated translation adjustments of $36.7 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.1 million.

15.          OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
Sublease income, net of expenses	$953	$681	$980
Gain on sale of interest in joint venture	1,065	—	—
Net gain (loss) on sale of assets	1	291	(3)
Equity in loss of joint ventures	(1,577)	(2,817)	(1,927)
Gain on investments, net	1,724	1,213	3,105
Customer contract settlement fee	—	—	4,400
Other—net	222	1,856	802
Other income (expense), net	$2,388	$1,224	$7,357

16.          INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations before minority interest consists of the following (in thousands):

	Year Ended September 30,
	2005	2004	2003
Currently payable:
Federal	$1,876	$(6,230)	$(19,646)
State	—	—	1,024
Foreign	5,861	10,806	7,544
	7,737	4,576	(11,078)

Deferred:
Federal	5,295	11,396	6,488
State	(64)	(629)	(5,371)
Foreign	(11,218)	(5,042)	2,584
	(5,987)	5,725	3,701
Provision (benefit) for income taxes	$1,750	$10,301	$(7,377)

The components of income (loss) from continuing operations before income taxes and minority interest consist of (in thousands):

	Year Ended September 30,
	2005	2004	2003
United States	$33,242	$29,870	$(51,936)
Foreign	8,189	(2,619)	(6,470)
Income (loss) from continuing operations before income taxes and minority interest	$41,431	$27,251	$(58,406)

The reconciliation of the statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective rate is as follows:

	Year Ended September 30,
	2005	2004	2003
Federal statutory tax rate	35.0%	35.0%	(35.0)%
Valuation allowance	(23.8)	10.7	25.3
Foreign tax rates in excess of U.S. rates, net	(1.6)	(1.0)	0.3
State income taxes, net of federal income tax benefit	4.0	3.3	(2.7)
Research and development credit	(9.8)	(9.1)	(7.8)
In-process research and development	1.3	—	4.0
Impairment charge with no tax benefit	—	—	3.7
Other	(0.9)	(1.1)	(0.4)
Provision (benefit) for income taxes	4.2%	37.8%	(12.6)%

The significant components of deferred tax assets and liabilities were (in thousands):

	September 30,
	2005	2004
Deferred tax assets:
Reserves and accruals not currently deductible	$19,019	$25,140
Operating loss carryforwards and tax credits	47,491	40,577
Capital loss carryforwards	21,486	22,031
Asset impairment	7,351	7,400
Intercompany profit	4,777	2,505
Deferred service revenue	1,348	1,220
Depreciation and amortization	6,903	6,852
Inventory capitalization	2,237	2,094
Other	2,751	311
	113,363	108,130
Valuation allowance	(21,180)	(33,086)
	92,183	75,044

Deferred tax liabilities:
Gain on issuance of stock by subsidiary	22,059	22,059
Depreciation and amortization	26,113	13,980
Accumulated translation adjustment	1,405	1,906
Other	5,571	9,137
	55,148	47,082
Total deferred tax assets and liabilities	$37,035	$27,962

In determining our fiscal 2005, 2004 and 2003 tax provisions under SFAS No. 109, “Accounting for Income Taxes,” management determined the deferred tax assets and liabilities for each separate tax entity.  Management then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets.  Management determined that a valuation allowance was appropriate for a portion of the deferred tax assets of our Lambda Physik German subsidiary at September 30, 2004 and 2003 and our federal and state capital loss carryforwards at September 30, 2005, 2004 and 2003.

For Lambda Physik, we had established valuation allowances in the amount of $3.8 million and $7.8 million during fiscal 2004 and fiscal 2003, respectively, for a total balance of $11.6 million at September 30, 2004, because management did not believe that it was more likely than not that we would earn sufficient future taxable income to utilize these deferred tax assets.  While Germany allows losses to be carried forward indefinitely, management believed at that time that the valuation allowance was appropriate in light of Lambda Physik’s losses over the prior two fiscal years and forecasted results.  Management considered potential tax planning ideas, but did not believe that these ideas would make realization of the tax benefit of the deferred tax asset more likely than not.

During fiscal 2005, we recorded a reduction of $11.6 million in the valuation allowance on Lambda Physik’s deferred tax assets as we determined that it is more likely than not that we will be able to realize these assets.  In accordance with SFAS No. 109 “Accounting for Income Taxes,” $1.4 million of the reversal was applied against intangible assets and $0.6 million was applied against goodwill recognized from the final step acquisition (see Note 5).  The remaining $9.6 million of the reversal was recorded as a tax benefit during fiscal 2005.  At September 30, 2005, no valuation allowance remained on Lambda Physik’s deferred tax assets.

In the United States, we established a valuation allowance related to capital loss carryforwards generated from the disposal of our investment in Lumenis common stock.  As of September 30, 2005, we maintained a valuation allowance of $15.8 million and $5.4 million for the federal and state tax benefits, respectively, considered not realizable.  The allowance was established because: 1) capital losses can only be carried over for five years; 2) capital losses can only be utilized against capital gains; 3) the Company is not forecasting significant capital gains in the foreseeable future; and 4) while the Company considered a number of tax planning opportunities, management determined that none of them would make it more likely than not that the capital loss carryforward could be utilized.

At September 30, 2005, our deferred tax assets also included U.S. net operating loss carryforwards (“NOLs”) and certain other U.S. deferred tax assets.  In determining whether a valuation allowance should be provided with respect to these U.S. deferred tax assets, factors considered by management include: 1) the U.S. rules governing NOL carryforwards which provide for our NOLs to be carried forward through 2023, 2) the Company’s earnings history after considering the nature of the losses incurred in the U.S. over the last two years, and 3) expected future results.  Based on this analysis, management has determined that it is more likely than not that we will realize these deferred tax assets and, accordingly, has provided no valuation allowance related to these assets.

The net deferred tax asset is classified on the consolidated balance sheets as follows (in thousands):

	September 30,
	2005	2004
Current deferred income tax assets	$37,892	$43,222
Current deferred income tax liabilities	(676)	(681)
Non-current deferred income tax assets	17,134	6,644
Non-current deferred income tax liabilities	(17,315)	(21,223)
Net deferred tax assets	$37,035	$27,962

Net operating loss carryforwards of $1.2 million in the U.S. will expire if unused by fiscal 2023.  Foreign net operating loss carryforwards of $44.0 million generally have no expiration date.  Federal capital loss carryforwards of $44.4 million will expire if not used by fiscal 2008.  State capital loss carryforwards of $109.8 million and $4.8 million will expire if not used by fiscal 2008 and fiscal 2009, respectively.

Federal R&D credit carryforwards of $6.3 million will expire in fiscal years 2020 to 2025.  California R&D credit carryforwards of $8.3 million have no expiration date.

17.          SEGMENT INFORMATION

We are organized around two separately managed segments: Electro-Optics and Lambda Physik, which we have identified as operating segments.  Our Electro-Optics segment focuses on markets such as semiconductor and related manufacturing, graphic arts and display, materials processing, OEM laser components and instrumentation, and scientific research and government programs.  Our Lambda Physik segment focuses on markets including lasers for the production of thin film transistors (“TFT”) used in flat panel displays, ink jet printers, automotive, environmental research, scientific research, medical OEMs, materials processing and micro-machining applications.

Our Chief Executive Officer has been identified as the chief operating decision maker (“CODM”) for SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) purposes as he assesses the performance of the operating segments and decides how to allocate resources to the operating segments.  Pretax income from continuing operations including tax-effected minority interest is the measure of profit and loss that our CODM uses to assess performance and make decisions.  Pretax income from continuing operations represents the sales less the cost of sales and direct operating expenses incurred within the operating segments.  In addition, our corporate expenses, except for depreciation of corporate assets and general legal expenses, are allocated to the operating segments and are included in the results below.  Corporate expenses not allocated to the groups (depreciation of corporate assets and general legal expenses) are included in Corporate and Other in the reconciliation of operating results.  Furthermore, the write-downs of our Lumenis investment, interest expense, interest income, gains and losses on our deferred compensation plan assets and the gain on the sale of real estate are included in Corporate and Other in the reconciliation of operating results.

Intersegment sales are accounted for primarily at domestic selling prices. As the CODM monitors depreciation and amortization expense and capital expenditures by operating segment, these amounts are presented below.  The CODM primarily reviews net trade receivables, net inventories and net property and equipment by operating segment.  The accounting policies for reported segments are the same as for Coherent as a whole (see Note 2).

Operating Segments

Information on operating segments as of, and for the years ended September 30, 2005, 2004 and 2003, are as follows (in thousands):

2005	Electro- Optics	Lambda Physik	Corporate and Other	Total
Net sales	$408,347	$107,905	$—	$516,252
Intersegment net sales	54	3,048	—	3,102
Gross profit	191,718	25,951	—	217,669
Research & development	45,198	12,347	—	57,545
In-process research and development	—	1,577	—	1,577
Selling, general & administrative	96,101	18,583	1,143	115,827
Restructuring, impairment and other charges (recoveries)	(61)	—	—	(61)
Amortization of intangible assets	3,892	3,127	—	7,019
Total operating expenses	145,130	35,634	1,143	181,907
Income (loss) from continuing operations before income taxes, including tax-effected minority interest	46,878	(10,154)	4,887	41,611
Depreciation & amortization	16,753	5,574	5,952	28,279
Capital expenditures	10,303	3,031	4,291	17,625
Accounts receivable	65,779	21,905	—	87,684
Inventories	81,293	21,437	—	102,730
Property & equipment, net	92,691	25,090	37,535	155,316

2004	Electro- Optics	Lambda Physik	Corporate and Other	Total
Net sales	$409,293	$85,661	$—	$494,954
Intersegment net sales	162	1,944	—	2,106
Gross profit	180,974	26,429	—	207,403
Research & development	44,179	18,526	—	62,705
Selling, general & administrative	96,107	17,422	1,514	115,043
Restructuring, impairment and other charges (recoveries)	(3,093)	—	—	(3,093)
Amortization of intangible assets	4,469	2,229	—	6,698
Total operating expenses	141,662	38,177	1,514	181,353
Income (loss) from continuing operations before income taxes, including tax-effected minority interest	40,603	(13,796)	636	27,443
Depreciation & amortization	21,598	7,367	574	29,539
Capital expenditures	15,955	2,170	28,509	46,634
Accounts receivable	77,813	19,012	—	96,825
Inventories	68,467	36,231	—	104,698
Property & equipment, net	99,980	26,696	39,378	166,054

2003	Electro- Optics	Lambda Physik	Corporate and Other	Total
Net sales	$324,308	$81,927	$—	$406,235
Intersegment net sales	226	1,658	—	1,884
Gross profit	127,122	21,469	—	148,591
Research & development	37,036	13,989	—	51,025
In-process research and development	4,430	1,908	—	6,338
Selling, general & administrative	82,870	19,946	3,331	106,147
Restructuring, impairment and other charges	31,112	2,358	1,693	35,163
Amortization of intangible assets	3,837	1,310	—	5,147
Total operating expenses	159,285	39,511	5,024	203,820
Income (loss) from continuing operations before income taxes, including tax-effected minority interest	(32,019)	(11,450)	(10,696)	(54,165)
Depreciation & amortization	18,752	6,416	3,834	29,002
Capital expenditures	15,582	4,306	5,790	25,678
Accounts receivable	57,035	16,083	—	73,118
Inventories	59,777	40,370	—	100,147
Property & equipment, net	101,344	29,656	15,399	146,399

Geographic Information

Our foreign operations consist primarily of sales offices and manufacturing facilities in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for the last three years ended September 30, 2005 is based on the location of the end customer.  Geographic long-lived asset information presented below is based on the physical location of the assets at the end of each year.

Sales to unaffiliated customers are as follows (in thousands):

	Year Ended September 30,
SALES	2005	2004	2003
United States	$179,223	$192,877	$157,171
Foreign countries:
Japan	122,329	115,874	84,903
Europe, other	41,455	79,378	67,249
Germany	64,709	47,130	48,058
Asia-Pacific, other	78,286	36,548	31,154
Rest of World	30,250	23,147	17,700
Total foreign countries sales	337,029	302,077	249,064
Total sales	$516,252	$494,954	$406,235

For the years ended September 30, 2005, 2004 and 2003, no one customer accounted for 10% or more of total net sales.

Long-lived assets, which include all non-current assets other than goodwill, intangibles and deferred taxes, by geographic region, are as follows (in thousands):

	September 30,
LONG-LIVED ASSETS	2005	2004	2003
United States	$128,697	$148,270	$135,651
Foreign countries:
Germany	31,453	40,957	44,231
Europe, other	16,989	21,207	23,601
Asia-Pacific	2,013	1,517	1,730
Total foreign countries long-lived assets	50,455	63,681	69,562
Total long-lived assets	$179,152	$211,951	$205,213

18.          SUBSEQUENT EVENTS

On November 10, 2005, we acquired the assets of privately held Iolon, Inc. of San Jose, California for approximately $4.9 million in cash.  Iolon designs and manufactures optical components including widely tunable lasers and filters.  We intend to utilize the acquired technology in our core portfolio, especially for products in the instrumentation and display markets.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended September 30, 2005 and 2004 are as follows (in thousands, except per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
YEAR ENDED SEPTEMBER 30, 2005:
Net sales	$126,022		$131,175		$125,269		$133,786
Gross profit	51,536	(1)	58,487		56,680		50,966	(1)
Net income	5,388	(2)	19,577	(2)	9,645	(2)	5,251
Net income per basic share	$0.18		$0.64		$0.31		$0.17
Net income per diluted share	$0.17		$0.63		$0.31		$0.17

YEAR ENDED SEPTEMBER 30, 2004:
Net sales	$107,951		$125,808		$127,951	(3)	$133,244	(3)
Gross profit	41,301		51,539		54,979		59,584
Net income	224		3,012		4,744	(4)	9,380	(5)
Net income per basic share	$0.01		$0.10		$0.16		$0.31
Net income per diluted share	$0.01		$0.10		$0.15		$0.31

(1)   Cost of sales for the first quarter of fiscal 2005 includes a $2,257,000 charge related to excess inventory associated with our decision to discontinue future product development and investments in the semiconductor lithography market within our Lambda Physik subsidiary.  Cost of sales for the fourth quarter of fiscal 2005 includes a $6,813,000 charge related to excess inventories as a result of the accelerated decommissioning of lithography lasers serviced by our Lambda Physik subsidiary.

(2)   The first quarter of fiscal 2005 includes a tax benefit of $479,000 related to federal tax law changes.  The second quarter of fiscal 2005 includes a tax benefit for the reversal of a deferred tax valuation allowance of $9,571,000 related to our Lambda Physik segment. The third quarter of fiscal 2005, includes a tax benefit of $1,430,000 for increased use of export tax incentives and R&D tax credits and a $1,577,000 charge for in-process research and development resulting from our acquisition of TuiLaser.

(3)   Net sales for the third and fourth quarters of fiscal 2004 includes $2,181,000 and $1,762,000 respectively, of net sales from Picometrix, which was consolidated under FIN 46R.  Additionally, Picometrix’s net income for the third and fourth quarters of fiscal 2004 of $380,000 and $135,000, respectively, was eliminated through minority interest in each respective fiscal quarter.

(4)   Includes a $663,000 after-tax gain on the sale of certain technology.

(5)   Includes a $2,002,000 after-tax recovery on the sale of a previously impaired note receivable.  The effective tax rate in the fourth quarter of fiscal 2004 is lower than in previous fiscal 2004 quarters due to the realization of greater tax benefits than previously forecasted related to our operations in Scotland and the realization of additional tax benefits from tax planning opportunities at Lambda Physik, Germany, and greater than expected benefits associated with export sales.

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