Form 10-K/A
period 2005-10-01
COHERENT INC
filed 2006-01-27
CIK 21510

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005 filed with the Securities and Exchange Commission for the purposes of including information that was to be incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934 and to correct a typographical error in Note 17, “Segment Information” in the Notes to the Consolidated Financial Statements.  The typographical error was the transposition of the amount of sales in fiscal 2005 to unaffiliated customers in Europe, other and Asia-Pacific, other under the Geographic Information subheading of Note 17.  The corrected amounts are set forth in this Form 10-K/A.  The Registrant will not file its proxy statement within 120 days of its fiscal year ended October 1, 2005 and is therefore amending and restating the following items contained herein in their entirety.

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

INDUSTRY BACKGROUND

The word “laser” is an acronym for “light amplification by stimulated emission of radiation.”  A laser emits an intense beam of light with some unique and highly useful properties.  Most important, a laser is orders of magnitude higher in brightness than any lamp.  This means that the beam can be focused to a very small and intense spot, useful for applications requiring very high power densities for cutting and other materials processing procedures.  The laser’s high spatial resolution is also useful for microscopic imaging and inspection applications.  Laser light can also be very monochromatic–all the beam energy is confined to a narrow wavelength band, which can be important in biomedical and other medical-related applications.  Some lasers also produce highly polarized outputs while other lasers have unique phase properties that can be used to create ultrafast outputa series of pulses with pulse durations as short as 100 femtoseconds (i.e., 10-13 seconds)

There are many types of lasers and one way of classifying them is by the material used to create the lasing action.  This can be in the form of a gas, liquid, semiconductor or solid-state crystal.  We manufacture all of these types of lasers.  Lasers can also be classified by their output wavelength: ultraviolet, visible, infrared or wavelength tunable.  We also manufacture all of these laser types.  There are also many options in terms of pulsed output versus continuous wave, pulse duration, output power, beam dimensions, etc.  In fact, each application has its specific requirements in terms of laser performance.  The broad technical depth at Coherent enables us to offer a diverse product line characterized by lasers targeted at growth opportunities and key technology applications.  In all cases, we aim to be the supplier of first choice by offering a high-value combination of superior technical performance and high reliability.

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

Key laser applications include: microtechnologies and nanotechnology; semiconductor inspection; microlithography; measurement, test and repair of electronic circuits; medical and biotechnology; consumer electronics; industrial process and quality control; materials processing; imaging and printing; graphic arts display; and research and development.  In particular, ultraviolet (“UV”) lasers are profiting from the trend towards miniaturization, which is a driver of innovation and growth in many markets.  The short wavelength of lasers that emit light in the UV spectral region make it possible to produce extremely small structures—with maximum precision—consistent with the latest state-of-the-art technology.

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

Microelectronics—Emerging technologies

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

Market Segment	Application	Products	Technology
Microelectronics	Photomask writing	SabreFreD Innova NovaTex	Frequency doubled ion Ion Excimer

	Semiconductor inspection and metrology	Vitesse Compass series Enterprise AZURE, Indigo Sapphire	Ultrafast DPSS Ion, DPSS, OPS DPSS OPS

	Marking	Avia	DPSS

	Flat panel display (TFT annealing)	Lambda STEEL series	Excimer

	Advanced packaging and interconnects	Avia Diamond & Gem Series FAP family	DPSS CO2 Semiconductor

	DUV lithography	NovaLine LithoTex	Excimer Excimer

Graphic arts and display	Computer-to-plate printing	Single-stripe diodes Fiber coupled diodes Diode bars Compass series	Semiconductor Semiconductor Semiconductor DPSS

	Writing data to master disks	Innova family AZURE Radius	Ion DPSS Semiconductor

	Entertainment	Innova family Viper	Ion DPSS

	Photo finishing	Sapphire Compass	OPS DPSS

	Laser projection	Sapphire	OPS

Materials processing	Marking, welding, engraving, cutting and drilling	FAP family Diamond	Semiconductor CO2

	Automotive diesel engine production	Lambda STEEL series	Excimer

	Rapid prototyping	Avia	DPSS

Market Segment	Application	Products	Technology
OEM components and instrumentation	Confocal microscopy	Enterprise Sapphire	Ion OPS

	DNA sequencing	Compass Sapphire	DPSS OPS

	Flow cytometry/cell sorting	Innova family Compass Sapphire Radius	Ion DPSS OPS Laser Diode Module

	Drug discovery	Innova family Compass Sapphire Radius	Ion DPSS OPS Laser Diode Module

	Raman spectroscopy	Innova family Compass	Ion DPSS

	Forensics	Incriminator Innova family	DPSS Ion

	Laser Doppler velocimetry	Verdi Innova family	DPSS Ion

	Bio-agent detection	Compass, AVIA Radius	DPSS Laser Diode Module

OEM components and instrumentation	Fluorescence spectroscopy	Innova family Compass Sapphire Radius	Ion DPSS OPS Laser Diode Module

	Medical (OEM)	OPTex, COMPex Diode bars Innova family Compass Sapphire Diamond	Excimer Semiconductor Ion DPSS OPS CO2

Scientific research and government programs	Pump source for solid-state lasers	FAP family, Diode bars Diode bars	Semiconductor Semiconductor

	Pump source for Ultrafast and CW Tunable lasers	Verdi, Vitesse, Evolution	DPSS

	Regenerative amplification	Legend Terawatt	DPSS Ultrafast

	Multiphoton excitation microscopy	Mira, Chameleon	Ultrafast

	Pollution analysis	COMPexPro	Excimer

	Metrology (measuring technology)	OPTexPro COMPexPro	Excimer Excimer

Market Segment	Application	Products	Technology
Scientific research and government programs (continued)	Spectroscopy	COMPexPro Chameleon, Indigo Mira, RegA, OPO 899, MBR, MBD Innova family ScanMatePro	Excimer DPSS Ultrafast CW Tunable Ion Pulsed Dyelaser

	Physical chemistry	COMPexPro	Excimer

	Photochemistry	COMPexPro	Excimer

	Laser diagnostics and measurement	Modemaster Fieldmaster Labmaster	Diagnostics Diagnostics Diagnostics

	Thermal imaging	Infrared optics	Optical fabrication and coating

	Optical components	Optics for lasers	Optical fabrication and coating

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
December 15, 2005

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The names of the directors of Coherent, Inc. (the “Company”) and certain information about them are set forth below.

Name	Age	Director Since	Principal Occupation

Bernard J. Couillaud, PhD	61	1996	Chairman of the Board of Directors, Retired President and Chief Executive Officer
Henry E. Gauthier	65	1983	Vice Chairman of the Board of Directors; Gauthier Consulting - Principal
John R. Ambroseo, PhD	44	2002	President and Chief Executive Officer
Charles W. Cantoni (2)(3)	70	1983	Retired President and Chief Executive Officer of Alara, Inc.
John H. Hart (1)(3)	60	2000	Retired Sr. Vice President and Chief Technical Officer, 3Com Corp.
Lawrence Tomlinson (1)(2)	65	2003	Retired Senior Vice President and Treasurer of Hewlett-Packard Co.
Robert J. Quillinan	58	2001	Retired Executive Vice President, Chief Financial Officer
Garry W. Rogerson, PhD (1)(2)	53	2004	President and Chief Executive Officer of Varian, Inc.
Sandeep Vij (3)	40	2004	Vice President of Worldwide Marketing for Xilinx Inc.

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

Dr. Couillaud has served as Chairman of the Board of Directors since October 2002 and as a member of the Board of Directors since July 1996. He served as our President and Chief Executive Officer from July 1996 through September 2002. He served as Vice President and General Manager of Coherent Laser Group from March 1992 to July 1996. From July 1990 to March 1992, he served as Manager of the Advanced Systems Business Unit, and from September 1987 to 1990, he served as Director of Research and Development for the Coherent Laser Group. From November 1983, when he joined Coherent, to September 1987, Dr. Couillaud held various managerial positions. Dr. Couillaud received his PhD in Physics from Bordeaux University, Bordeaux, France.

Mr. Gauthier has served as Vice Chairman of the Board of Directors since October 2002. He served as Chairman of the Board of Directors from February 1997 to October 2002. Mr. Gauthier retired as President of the Company on July 1, 1996. From February 1, 2005 through April 21, 2005, Mr. Gauthier served as President of Reliant Technologies, Inc., a manufacturer of medial laser systems. Since July 1996 Mr. Gauthier has served as a principal at Gauthier Consulting.

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

Mr. Cantoni was President and Chief Executive Officer of Alara, Inc., a privately held company manufacturing products for the medical imaging market, from August 2003 until December 2004. From June 1998 until July 2003 he was the owner of Cantoni Consulting, a company providing management and medical marketing consulting services. Prior to founding Cantoni Consulting, Mr. Cantoni was Vice President of Quinton Instruments, Inc., a manufacturer of medical instrumentation products, a position he held from October 1994 until June 1998.

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

Executive Officers

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received by the Company, and on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, during fiscal 2005, its officers and directors complied with all applicable Section 16(a) filing requirements.

Audit Committee Information

The Board has determined that directors Cantoni, Tomlinson and Rogerson are “audit committee financial experts” as that term is defined in Item 401(h) of Regulation S-K of the Securities Act of 1933, as amended. All of the members of the Audit Committee are “independent” as defined under rules promulgated by the SEC and qualify as independent directors under the marketplace rules of the Nasdaq Stock Market.

Code of Ethics

The Company has adopted a Code of Ethics that qualifies as a code of ethics within the meaning of Item 406(b) of Regulation S-K promulgated under the Securities Act of 1933. The Code of Ethics has been posted on the Company’s web site at www.coherent.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table shows, as to the Chief Executive Officer and each of the other four most highly compensated executive officers whose salary plus bonus exceeded $100,000 serving as an executive officer as of September 30, 2005 and one other former executive officer who was not serving as an executive officer as of September 30, 2005, information concerning compensation awarded to, earned by or paid for services to the Company in all capacities during the last three fiscal years (to the extent that such person was the Chief Executive Officer and/or executive officer, as the case may be, during any part of such fiscal year):

Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	Awards Options (#)		All Other Compensation ($)
John R. Ambroseo, PhD	2005	$506,629	$622,477	110,000	(1)	$130,556	(2)
President and Chief Executive Officer	2004	465,437	424,567	150,000		104,689
	2003	431,853	229,429	150,000		24,429
Helene Simonet	2005	$329,000	$287,876	33,000	(3)	$22,382	(4)
Executive Vice President and Chief Financial Officer	2004	291,699	166,927	70,000		19,543
	2003	274,237	95,014	75,000		18,015
Scott H. Miller	2005	$227,094	$214,030	11,300	(5)	$17,021	(6)
Senior Vice President and General Counsel	2004	211,162	74,757	10,000		13,723
	2003	205,005	23,942	20,000		12,590
Vittorio Fossati-Bellani (7)	2005	$231,549	$190,845	—		$33,615	(8)
Executive Vice President and Chief Marketing Office	2004	280,010	148,554	—		20,114
	2003	280,010	46,429	40,000		20,114
Luis Spinelli (9)	2005	$237,554	$151,871	15,000	(10)	$35,348	(11)
Executive Vice President and Chief Technology Officer	2004	$218,477	$85,630	40,000		14,061
Paul L. Meissner (12)	2005	$252,710	$160,931	22,000	(13)	$2,936	(14)
Executive Vice President of Global Business Operations	2004	$43,272	$40,000	45,000		$104

(1)    Includes an aggregate total of 20,000 shares in unvested Restricted Stock holdings, valued at $585,600 as of September 30, 2005.

(2)    Includes $30,348 contributed by the Company under defined contribution plans, $1,157 in life insurance benefits, a $84,136 buyout of accrued vacation, $4,915 imputed income, and $10,000 of debt forgiveness.

(3)    Includes an aggregate total of 8,000 shares in unvested Restricted Stock holdings, valued at $234,240 as of September 30, 2005.

(4)    Includes $20,704 contributed by the Company under defined contribution plans and $1,678 in life insurance benefits.

(5)    Includes an aggregate total of 2,300 shares in unvested Restricted Stock holdings, valued at $67,344 as of September 30, 2005.

(6)    Includes $13,552 contributed by the Company under defined contribution plans, $1,118 in life insurance benefits, and $2,351 Imputed Income.

(7)    Mr. Fossati-Bellani retired as an Executive Officer April 3, 2005.

(8)    Includes $18, 016 contributed by the Company under defined contribution plans, $2,137 in life insurance benefits, and $13,462 buyout of accrued vacation.

(9)    Mr. Spinelli became an executive officer in March 2004.

(10)  Includes an aggregate total of 3,000 shares in unvested Restricted Stock holdings, valued at $87,840 as of September 30, 2005.

(11)  Includes $14,746 contributed by the Company under defined contribution plans, $2,198 in life insurance benefits, $11,299 buyout of accrued vacation, and $7,105 patent award.

(12)  Mr. Meissner was elected an executive officer in July 2004.

(13)  Includes an aggregate total of 4,000 shares in unvested Restricted Stock holding, valued at $117,120 as of September 30, 2005.

(14)  Includes $2,389 contributed by the Company under defined contribution plans and $548 in life insurance benefits.

Stock Option Grants and Exercises

The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options granted during the fiscal year ended September 30, 2005:

Option Grants in Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options Granted (#) (1)	% of Total Options Granted to Employees In Fiscal Year (2)	Exercise Price ($/sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
					5% ($)	10% ($)
John R. Ambroseo, PhD	90,000	17.46	33.71	4/7/11	1,031,816	2,340,839
Helene Simonet	25,000	4.85	33.71	4/7/11	286,616	650,233
Scott H. Miller	9,000	1.75	33.71	4/7/11	103,182	234,084
Vittorio Fossati-Bellani	—	—	—	—	—	—
Luis Spinelli	12,000	2.33	33.71	4/7/11	137,575	312,112
Paul L. Meissner	18,000	3.49	33.71	4/7/11	206,363	468,168

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

(2)     The Company granted options to purchase an aggregate of 332,540 shares to all employees other than executive officers and granted options to purchase an aggregate of 183,000 shares to all executive officers as a group (7 persons), during fiscal 2005.

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

The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options exercised during the fiscal year ended September 30, 2005 and the value of unexercised options at such date:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options/SARs at September 30, 2005 (#)(2)		Value of Unexercised In-the-Money Options at September 30, 2005 ($)(3)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John R. Ambroseo, PhD	22,000	312,544	465,500	390,000	143,500	1,713,500
Helene Simonet	5,000	26,875	153,333	146,667	91,791	847,184
Scott H. Miller	8,000	162,840	43,333	35,667	9,566	209,334
Vittorio Fossati-Bellani	—	—	166,000	40,000	—	380,400
Luis Spinelli	2,000	29,300	38,333	63,667	38,266	314,284
Paul L. Meissner	—	—	15,000	48,000	40,500	81,000

(1)     The value realized is calculated based on the closing sale price of the Company’s common stock as reported by the Nasdaq National Market on the date of exercise minus the exercise price of the option, and does not necessarily indicate that the optionee sold such stock.

(2)     The Company’s 2001 Stock Plan provides for the grant of Stock Appreciation Rights, but no such rights were granted during the fiscal year ended September 30, 2005.

(3)     The market value of underlying securities is based on the difference between the closing sale price of the Company’s common stock on September 30, 2005 of $29.28 (as reported by Nasdaq National Market) and the exercise price per share.

Director Compensation

In fiscal year 2005, members of the Board of Directors who were not employees of the Company received $20,000 plus $2,000 per board meeting attended plus $1,000 per committee meeting attended. The Chairman of the Audit Committee received $3,000 per Audit Committee meeting attended. All members of the Board of Directors who were not employees of the Company were reimbursed for their expenses incurred in attending such meetings.

The Company’s 1990 Directors’ Stock Option Plan (the “Directors’ Option Plan”) was adopted by the Board of Directors on December 8, 1989 and was approved by the stockholders on March 29, 1990. The Directors’ Option Plan terminated on December 8, 1999 and no further options will be granted under this plan.

One non-employee director has been granted options to purchase 65,000 shares of the Company’s common stock under the Directors’ Option Plan at a weighted average exercise price of $11.62 per share. One non-employee director has been granted options to purchase 30,000 shares of the Company’s common stock under such plan at a weighted average exercise price of $21.33 per share. As of the fiscal year ended September 30, 2005, options have been granted to purchase 295,000 shares under the Directors’ Option Plan.

The Company’s 1998 Directors’ Stock Option Plan (the “1998 Directors’ Plan”) was adopted by the Board of Directors on November 24, 1998 and was approved by the stockholders on March 17, 1999.  The 1998 Directors’ Plan was amended by the stockholders on March 23, 2003. As of January 20, 2006, 150,000 shares were reserved for issuance thereunder. Under the terms of the 1998 Directors’ Plan, the number of shares reserved for issuance thereunder is increased each year by the number of shares necessary to restore the total number of shares reserved to 150,000 shares. The 1998 Director’s Plan replaced the Directors’ Option Plan which expired on December 8, 1999. The 1998 Directors’ Plan provides for the automatic and non-discretionary grant of a non-statutory stock option to purchase 30,000 shares of the Company’s common stock to each non-employee director on the date on which such person becomes a director. Thereafter, each non-employee director will be automatically granted a non-statutory stock option to purchase 12,000 shares of common stock on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director is reelected to serve on the Board of Directors, if, on such date, he or she has served on the Board for at least three months. Such plan provides that the exercise price shall be equal to the fair market value of the common stock on the date of grant of the options. The Board of Directors has approved amendments to the 1998 Directors’ Plan which will go into effect if approved by the Company’s stockholders at the annual meeting of stockholders to be held in March 2006.

Two non-employee directors have each been granted options to purchase 42,000 shares of the Company’s common stock under such plan at a weighted average exercise price of $29.31 per share. Three non-employee directors have been granted options to purchase 54,000 shares of the Company’s common stock under such plan at a weighted average exercise price of $26.73 per share. Two non-employee directors have been granted options to purchase 60,000 shares of the Company’s common stock under such plan at a weighted average exercise price of $40.00 per share. One non-employee director has been granted options to purchase 75,000 shares of the Company’s common stock under such plan at a weighted average exercise price of $34.48 per share. As of the fiscal year ended September 30, 2005, options have been granted to purchase an aggregate of 530,000 shares under the 1998 Directors’ Plan.

The following table shows options granted to each director of the Company during the last fiscal year. All options were granted under the 1998 Directors’ Plan:

Option Grants to Directors During Last Fiscal Year

Name	Number of Options
Bernard J. Couillaud, PhD	12,000
Henry E. Gauthier	12,000
Charles W. Cantoni	12,000
John H. Hart	12,000
Robert J. Quillinan	12,000
Garry W. Rogerson, PhD	12,000
Lawrence Tomlinson	12,000
Sandeep Vij	42,000

As of January 20, 2006, 250,000 shares had been issued on exercise of such options by non-employee directors under the 1990 Directors’ Plan and 33,500 shares had been issued on exercise were under the 1998 Directors’ Plan.

The following table shows, as to each non-employee director, information concerning options exercised under the 1998 Directors’ Plan during the last fiscal year:

Option Grants to Directors During Last Fiscal Year

Name	Shares Acquired on Exercise	Value Realized (1)
Bernard J. Couillaud, PhD	—	—
Henry E. Gauthier	5,000	$76,963
Charles W. Cantoni	5,000	77,913
John H. Hart	—	—
Robert J. Quillinan	10,000	72,510
Garry W. Rogerson, PhD	—	—
Lawrence Tomlinson	12,000	65,630
Sandeep Vij	—	—

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

2006 Variable Compensation Plan

On November 29, 2005, the registrant adopted the 2006 Variable Compensation Plan (the “2006 VCP”). The 2006 VCP is designed to deliver incentives that are competitive with those received by executives at comparable companies in the marketplace. Its primary objectives are to encourage a high level of performance against business objectives on the part of participants. The 2006 VCP provides for quarterly bonus payments to qualifying employees of the registrant, including its executive officers, based in part upon (i) the participant’s salary for the quarter, (ii) the participant’s bonus rate, and (iii) the registrant’s revenues and profits for the quarter. If certain minimum revenue and profit goals are not obtained in any given quarter, then no quarterly bonus payments will be made under the 2006 VCP with respect to the quarter.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors and approved by the stockholders in 1980. A total of 6,325,000 shares of common stock have been reserved under the Purchase Plan, and as of the end of fiscal year 2005, 499,780 shares of common stock remained available for issuance thereunder. Eligible employees may authorize payroll deductions up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period.

Change of Control Severance Plan

Under the terms of the Company’s Change of Control Severance Plan, in the event of a Change of Control (as defined therein), the Chief Executive Officer would receive 2.99 times the sum of his Base Pay and Bonus Pay, plus a gross up amount for any excise taxes under Section 280G of the Internal Revenue Code. Company Officer Vice Presidents would receive two times the sum of their Base Pay and Bonus Pay, and Non-Officer Vice Presidents would receive one times the sum of their Base Pay and Bonus Pay. In addition, in such circumstances one hundred percent of Participant’s outstanding unvested equity compensation awards would fully vest.

Compensation Committee Interlocks and Insider participation

During the fiscal year ended September 30, 2005, the Compensation Committee of the Board of Directors consisted of directors Hart, Rogerson and Tomlinson. None of the members of the Compensation Committee has been or is an officer of employee of Coherent. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our board of Directors or Compensation Committee. No member of our Board of Directors is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of January 20, 2006 certain information with respect to the beneficial ownership of the Company’s common stock by (i) any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act known by the Company to be the beneficial owner of more than 5% of the Company’s voting securities, (ii) each director and each nominee for director of the Company, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all executive officers and directors of the Company as a group.  The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.  Unless otherwise indicated, the address of each stockholder in the table below is c/o Coherent, Inc., 5100 Patrick Henry Drive, Santa Clara, California 95054.

Name and Address	Number of Shares (1)	Percent of Total

Franklin Resources, Inc. (2)
One Franklin Pkwy.
San Mateo, CA 94403	2,643,674	8.51%

Dimensional Fund Advisors (2)
1299 Ocean Ave., 11th Floor
Santa Monica, CA 90401	2,150,405	6.93%

PRIMECAP Management Company (2)
225 S. Lake Ave., Suite 400
Pasadena, CA 91101	2,148,950	6.92%

Barclays Global Investors NA (2)
45 Fremont St., 17th Floor
San Francisco, CA 94105	1,602,833	5.16%

Babson Capital Management LLD (2)
470 Atlantic Ave.
Boston, MA 02210	1,575,641	5.07%

John Ambroseo (3)	528,070	1.70%
Helene Simonet (4)	151,542	*
Scott H. Miller (5)	86,653	*
Vittorio Fossati-Bellani (6)	169,005	*
Luis Spinelli (7)	42,370	*
Paul L. Meissner (8)	20,110	*
Bernard Couillaud, PhD (9)	119,185	*
Charles W. Cantoni (10)	24,000	*
Henry E. Gauthier (11)	77,330	*
John H. Hart (12)	34,000	*
Robert J. Quillinan (13)	60,616	*
Garry W. Rogerson, PhD (14)	10,000	*
Lawrence Tomlinson (15)	2,000	*
Sandeep Vij (16)	13,600	*

All directors and executive officers as a group (15 persons) (17)	1,406,252	4.37%

*       Represents less than 1%.

(1)     Based upon 31,060,588 shares of Coherent, Inc. common stock outstanding as of January 20, 2006.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and generally includes voting or investment power with respect to the securities.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, each share of Coherent common stock subject to options held by that person that are currently exercisable or will be exercisable on or before March 21, 2006, are deemed outstanding.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)     Based on the most recently filed Schedule 13f or Schedule 13g filed by such person with the SEC.

(3)     Includes 465,500 shares issuable upon exercise of options held by Dr. Ambroseo which are currently exercisable or will become exercisable within 60 days of January 20, 2006.

(4)     Includes 138,333 shares issuable upon exercise of options held by Ms. Simonet which are currently exercisable or will become exercisable within 60 days of January 20, 2006.

(5)     Includes 43,333 shares issuable upon exercise of options held by Mr. Miller which are currently exercisable or will become exercisable within 60 days of January 20, 2006.

(6)     Includes 166,000 shares issuable upon exercise of options held by Mr. Vittorio Fossati-Bellani which are currently exercisable or will become exercisable within 60 days of January 20, 2006.

(7)     Includes 38,333 shares issuable upon exercise of options held by Mr. Spinelli which are currently exercisable or will become exercisable within 60 days of January 20, 2006.

(8)     Includes 15,000 shares issuable upon exercise of options held by Mr. Meissner which are currently exercisable or will become exercisable within 60 days of January 20, 2006.

(9)     Includes 92,000 shares issuable upon exercise of options held by Dr. Couillaud which are currently exercisable or will become exercisable within 60 days of January 20, 2006.

(10)   Includes 19,000 shares issuable upon exercise of options held by Mr. Cantoni which are currently exercisable or will become exercisable within 60 days of January 20, 2006.

(11)   Includes 19,000 shares issuable upon exercise of options held by Mr. Gauthier which are currently exercisable or will become exercisable within 60 days of January 20, 2006.

(12)   Includes 29,500 shares issuable upon exercise of options held by Mr. Hart which are currently exercisable or will become exercisable within 60 days of January 20, 2006.

(13)   Includes 36,000 shares issuable upon exercise of options held by Mr. Quillinan which are currently exercisable or will become exercisable within 60 days of January 20, 2006.

(14)   Includes 9,000 shares issuable upon exercise of options held by Dr. Rogerson which are currently exercisable or will become exercisable within 60 days of January 20, 2006.

(15)   Includes 2,000 shares issuable upon exercise of options held by Mr. Tomlinson which are currently exercisable or will become exercisable within 60 days of January 20, 2006.

(16)   Includes 10,000 shares issuable upon exercise of options held by Mr. Vij which are currently exercisable or will become exercisable within 60 days of January 20, 2006.

(17)   Includes an aggregate of 1,144,332 options which are currently exercisable or will become exercisable within 60 days of January 20, 2006.

Equity Compensation Plan Information

The following table provides information as of September 30, 2005 about the Company’s equity compensation plans under which shares of our common stock may be issued to employees, consultants or members of our Board of Directors:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,785,200	$31.6252	4,796,700

Equity compensation plans not approved by security holders	—	—	—

Total	4,785,200	$31.6252	4,796,700

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following table sets forth information with respect to all executive officers and directors of the Company who had indebtedness outstanding during the past fiscal year.  This indebtedness arose as a result of the delivery of promissory notes in connection with the exercise of stock options:

Name	New Loans During 2005	Interest Rates	Maturity Date(s)	Largest Amount Outstanding During 2005 (1)		Balance at September 30, 2005
John Ambroseo, PhD	—	4.75%	1/25/07	$323,625		$323,625
	—	8.00%	2/15/08	40,000	(2)	30,000
Scott Miller		6.40-6.71%	4/14/05-5/24/05	365,125		—

(1)   These loans were entered into prior to the effective date of Section 402 of the Sarbanes-Oxley Act of 2002.

(2)   This loan was granted to Dr. Ambroseo on February 15, 1998.  Ten percent of the original principal balance of this loan is forgiven each year, so long as Mr. Ambroseo is employed with the Company.

All promissory notes are full recourse and, except for the $30,000 of principal outstanding on the loans to Dr. Ambroseo, are secured by the shares of common stock of the Company issued upon exercise of the options.  Interest on stock notes is compounded.   Interest on Dr. Ambroseo’s note on which $30,000 of principal is outstanding is paid quarterly as a deduction from his Variable Compensation Plan.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors has selected Deloitte & Touche LLP, independent public accountants, to audit the financial statements of the Company for the fiscal year ending September 30, 2005.   Deloitte & Touche LLP has audited the Company’s financial statements since the fiscal year ended September 30, 1976.

Audit and Non-Audit Fees

The following table sets forth fees for services Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) provided during fiscal years 2005 and 2004:

	2005	2004

Audit fees (1)	$2,497,459	$1,404,000
Audit-related fees (2)	$—	$179,000
Tax fees (3)	$202,492	$255,000
All other fees (4)	$14,100	$232,000
Total	$2,714,051	$2,070,000

(1)  Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.  Audit fees for 2005 also included the audit of management’s report on the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

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

The Audit Committee has determined that the provision of non-audit services by Deloitte is compatible with maintaining Deloitte’s independence. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by Deloitte. In other cases, the Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve certain additional services, and such pre-approvals are communicated to the full Committee at its next meeting. During fiscal year 2005, 100% of the services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Index to Consolidated Financial Statements

	The following Consolidated Financial Statements of Coherent, Inc. and its subsidiaries are filed as part of this report on Form 10-K:

	Report of Independent Registered Public Accounting Firm—Deloitte and Touche LLP	65

	Report of Independent Registered Public Accounting Firm—Ernst & Young AG Wirtschaftsprüfungsgesellschaft	66

	Consolidated Balance Sheets—September 30, 2005 and 2004	67

	Consolidated Statements of Operations—Years ended September 30, 2005, 2004 and 2003	68

	Consolidated Statements of Stockholders’ Equity—Years ended September 30, 2005, 2004 and 2003	69

	Consolidated Statements of Cash Flows—Years ended September 30, 2005, 2004 and 2003	70

	Notes to Consolidated Financial Statements	72

	Quarterly Financial Information (Unaudited)	97

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

COHERENT, INC.

Date: January 27, 2006	/s/ JOHN R. AMBROSEO
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

15.                               OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
Sublease income, net of expenses	$953	$681	$980
Gain on sale of interest in joint venture	1,065	—	—
Net gain (loss) on sale of assets	1	291	(3)
Equity in loss of joint ventures	(1,577)	(2,817)	(1,927)
Gain on investments, net	1,724	1,213	3,105
Customer contract settlement fee	—	—	4,400
Other-net	222	1,856	802
Other income (expense), net	$2,388	$1,224	$7,357

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

The reconciliation of the statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective rate is as follows:

	Year Ended September 30,
	2005	2004	2003
Federal statutory tax rate	35.0%	35.0%	(35.0)%
Valuation allowance	(23.8)	10.7	25.3
Foreign tax rates in excess of U.S. rates, net	(1.6)	(1.0)	0.3
State income taxes, net of federal income tax benefit	4.0	3.3	(2.7)
Research and development credit	(9.8)	(9.1)	(7.8)
In-process research and development	1.3	—	4.0
Impairment charge with no tax benefit	—	—	3.7
Other	(0.9)	(1.1)	(0.4)
Provision (benefit) for income taxes	4.2%	37.8%	(12.6% )

The significant components of deferred tax assets and liabilities were (in thousands):

	September 30,
	2005	2004
Deferred tax assets:
Reserves and accruals not currently deductible	$19,019	$25,140
Operating loss carryforwards and tax credits	47,491	40,577
Capital loss carryforwards	21,486	22,031
Asset impairment	7,351	7,400
Intercompany profit	4,777	2,505
Deferred service revenue	1,348	1,220
Depreciation and amortization	6,903	6,852
Inventory capitalization	2,237	2,094
Other	2,751	311
	113,363	108,130
Valuation allowance	(21,180)	(33,086)
	92,183	75,044

Deferred tax liabilities:
Gain on issuance of stock by subsidiary	22,059	22,059
Depreciation and amortization	26,113	13,980
Accumulated translation adjustment	1,405	1,906
Other	5,571	9,137
	55,148	47,082
Total deferred tax assets and liabilities	$37,035	$27,962

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

Sales to unaffiliated customers are as follows (in thousands):

	Year Ended September 30,
SALES	2005	2004	2003
United States	$179,223	$192,877	$157,171
Foreign countries:
Japan	122,329	115,874	84,903
Europe, other	78,286	79,378	67,249
Germany	64,709	47,130	48,058
Asia-Pacific, other	41,455	36,548	31,154
Rest of World	30,250	23,147	17,700
Total foreign countries sales	337,029	302,077	249,064
Total sales	$516,252	$494,954	$406,235

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