Form 10-Q
period 2005-12-31
COHERENT INC
filed 2006-02-08
CIK 21510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒         Accelerated filer ☐                  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on January 31, 2006 was 31,090,955 shares.

COHERENT, INC.

PART I.  FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	December 31, 2005	January 1, 2005
Net sales	$130,994	$126,022
Cost of sales	74,843	74,486
Gross profit	56,151	51,536
Operating expenses:
Research and development	14,618	14,301
In-process research and development	690	—
Selling, general and administrative	29,411	28,371
Restructuring, impairment and other charges	—	300
Amortization of intangible assets	2,306	1,493
Total operating expenses	47,025	44,465
Income from operations	9,126	7,071
Other income (expense):
Interest and dividend income	1,881	967
Interest expense	(231)	(887)
Foreign exchange loss	(748)	(69)
Other—net	652	896
Total other income, net	1,554	907
Income from operations before income taxes and minority interest	10,680	7,978
Provision for income taxes	1,364	2,770
Income from operations before minority interest	9,316	5,208
Minority interest in subsidiaries’ losses, net of taxes	—	180
Net income	$9,316	$5,388

Net income per share:
Basic	$0.30	$0.18
Diluted	$0.30	$0.17

Shares used in computation
Basic	31,124	30,482
Diluted	31,475	30,867

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	December 31, 2005	October 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$108,260	$97,507
Restricted cash and cash equivalents	15,463	15,467
Short-term investments	132,040	133,407
Accounts receivable—net of allowances of $3,023 and $3,136, respectively	84,332	87,684
Inventories	98,495	102,730
Prepaid expenses and other assets	13,483	17,034
Deferred tax assets	35,934	37,892
Total current assets	488,007	491,721
Property and equipment, net	153,095	155,316
Restricted cash and cash equivalents	1,199	1,220
Goodwill	68,211	68,097
Intangible assets, net	41,287	42,186
Other assets	48,690	39,750
	$800,489	$798,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$12,735	$12,736
Accounts payable	21,310	18,451
Income taxes payable	11,112	16,597
Other current liabilities	54,853	63,803
Total current liabilities	100,010	111,587
Other long-term liabilities	58,680	50,437
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $.01:
Authorized—500,000 shares Outstanding—31,043 shares and 31,173 shares, respectively	308	309
Additional paid-in capital	324,214	325,818
Notes receivable from stock sales	(324)	(324)
Accumulated other comprehensive income	28,668	30,846
Retained earnings	288,933	279,617
Total stockholders’ equity	641,799	636,266
	$800,489	$798,290

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	December 31, 2005	January 1, 2005
Cash flows from operating activities:
Net income	$9,316	$5,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,485	7,310
Amortization of intangible assets	2,306	1,493
Deferred income taxes	2,760	2,816
Stock-based compensation	3,047	—
Excess tax benefits from stock-based payment arrangements	(172)	—
Purchased in-process research and development	690	—
Non-cash restructuring, impairment and other charges	—	300
Other	63	684
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,330	14,042
Inventories	3,953	(2,163)
Prepaid expenses and other assets	1,883	1,947
Other assets	(1,055)	(1,642)
Accounts payable	2,750	1,969
Income taxes payable	(4,015)	(638)
Other current liabilities	(9,079)	(4,088)
Other long-term liabilities	(740)	2,872
Net cash provided by operating activities	20,522	30,290

Cash flows from investing activities:
(Increase) decrease in restricted cash and cash equivalents	4	(3,718)
Purchases of property and equipment	(4,014)	(4,283)
Proceeds from dispositions of property and equipment	20	—
Acquisition of businesses, net of cash acquired	(4,455)	—
Purchases of available-for-sale securities	(79,411)	(87,488)
Proceeds from sales and maturities of available-for-sale securities	80,778	80,875
Premiums paid on life insurance	—	(651)
Other — net	(88)	(603)
Net cash used in investing activities	(7,166)	(15,868)

Cash flows from financing activities:
Long-term debt payments	—	(542)
Cash overdrafts increase (decrease)	831	(2,060)
Sales of shares under employee stock plans	3,596	3,584
Excess tax benefits from stock-based payment arrangements	172	—
Repurchase of common stock	(8,599)	—
Collection of notes receivable from stock sales	—	35
Net cash provided by (used in) financing activities	(4,000)	1,017

Effect of exchange rate changes on cash and cash equivalents	1,397	2,151
Net increase in cash and cash equivalents	10,753	17,590
Cash and cash equivalents, beginning of period	97,507	87,659
Cash and cash equivalents, end of period	$108,260	$105,249

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$546	$1,104
Income taxes	$2,162	$2,481
Cash received during the period for:
Income taxes	$1,056	$1,605

Noncash investing and financing activities:
Tax benefit from stock option exercises	$60	$225
Portion of Iolon purchase price not yet paid	$512	—

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These interim condensed consolidated financial statements and notes should be read in conjunction with the Coherent, Inc. (referred to herein as the Company, we, our or Coherent) consolidated financial statements and notes thereto filed on Form 10-K/A for the fiscal year ended October 1, 2005.  In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

Certain prior period amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.  Such reclassifications had no impact on net income or shareholders’ equity for any periods presented.

During the first quarter of fiscal 2006, we established a new organizational and reporting structure whereby our previously reportable segments, Electro-Optics and Lambda Physik, were fully integrated into one operating segment.  Accordingly, we operate in one segment, the development and marketing of lasers, precision optics and related accessories.  Prior period segment information has been restated to conform to the current presentation.

2.     ACQUISITIONS

Iolon, Inc.

On November 10, 2005, we acquired the assets of privately held Iolon, Inc. (Iolon) of San Jose, California for approximately $4.9 million in cash, net of acquisition costs of $0.1 million.  Iolon designs and manufactures optical components including widely tunable lasers and filters.  We intend to utilize the acquired technology in our core portfolio.  We have accounted for the acquisition of Iolon’s assets as a business combination and the operating results of Iolon have been included in our consolidated financial statements from the date of acquisition.  We expect to finalize the allocation of the purchase price to identifiable assets by the end of the second quarter of fiscal 2006.  Our preliminary allocation is as follows (in thousands):

Tangible assets	$1,678
Goodwill	799
In-process research and development (IPR&D)	690
Intangible assets:
Existing technology	1,800
Total	$4,967

The goodwill recognized from this acquisition resulted primarily from anticipated increases in market share from implementing the acquired technology into our core products.  All of the goodwill from this purchase is expected to be deductible for tax purposes.  The existing technology is being amortized over an estimated useful life of eight years.

At the date of acquisition, we immediately charged $0.7 million to expense, representing purchased IPR&D related to a development project that had not yet reached technological feasibility and had, in management’s opinion, no alternative future use.  The assigned value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the net cash flows from such project, and discounting the net cash flows back to its present value.  Separate projected cash flows were prepared for both the existing, as well as the in-process projects.  The key assumptions used in the valuation include, among others, the expected completion date of the in-process project identified as of the acquisition date, the estimated costs to complete the project, revenue contribution and expense projection assuming the resulting products have entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired.  The discount rate used in the present value calculations was obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability level of such technology, and the uncertainty of technological advances that could potentially impact the estimates.  Projected net cash flows were based on estimates of revenue and operating profit (loss) of the project.  The project is expected to be commercially viable in the second quarter of fiscal 2006 with $0.1 million of estimated expenditures to complete.

Pro forma financial information has been excluded as the information is considered immaterial.

3.              RECENT ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 4.  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  We adopted the provisions of SFAS 151 on October 2, 2005 and the adoption did not have a material effect on our consolidated results of operations or financial position.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated.  We adopted FIN 47 on October 2, 2005, and the adoption did not have a material effect on our consolidated results of operations or financial position.

4.     REVENUE RECOGNITION

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

Our sales to distributors, resellers and end-user customers typically do not have customer acceptance provisions and only certain of our sales to OEM customers have customer acceptance provisions.  Customer acceptance is generally limited to performance under our published product specifications.  For the few product sales that have customer acceptance provisions because of other than published specifications, (1) the products are tested and accepted by the customer at our site or by the customer’s acceptance of the results of our testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.

Sales to end-users in the scientific market typically require installation and, thus, involve post-delivery obligations; however, our post-delivery installation obligations are not essential to the functionality of our products.  We defer revenue related to installation services until completion of these services.

For most products, training is not provided, therefore, no post-delivery training obligation exists.  In cases where training is provided to our customers, it is typically priced separately and recognized as revenue after these services have been provided.

5.              SHORT-TERM INVESTMENTS

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31, 2005
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$124,922	$—	$—	$124,922
Less: restricted cash and cash equivalents				(16,662)
				$108,260
Short-term investments classified as available-for-sale:
Certificates of deposit	$1,998	$42	$—	$2,040
U.S. government and agency obligations	34,206	236	(214)	34,228
State and municipal obligations	36,512	614	(70)	37,056
Corporate notes and obligations	58,411	462	(157)	58,716
Total short-term investments	$131,127	$1,354	$(441)	$132,040

	October 1, 2005
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$114,194	$—	$—	$114,194
Less: restricted cash and cash equivalents				(16,687)
				$97,507
Short-term investments classified as available-for-sale:
Commercial paper	$992	$8	$—	$1,000
Certificates of deposit	1,000	8	—	1,008
U.S. government and agency obligations	53,646	365	(236)	53,775
State and municipal obligations	30,981	370	(23)	31,328
Corporate notes and obligations	46,128	293	(125)	46,296
Total short-term investments	$132,747	$1,044	$(384)	$133,407

At December 31, 2005, $15.2 million of our cash and cash equivalents were restricted pursuant to our Star notes agreement (see Note 8), $1.2 million were restricted for remaining close out costs related to the purchase of the shares of Lambda Physik, and $0.3 million were restricted for other purposes.  At October 1, 2005, $15.2 million of our cash and cash equivalents were restricted pursuant to our Star notes agreement, $1.2 million were restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik and $0.3 million were restricted for other purposes.

The amortized cost and estimated fair value of available-for-sale investments in debt securities at December 31, 2005 and October 1, 2005, classified as short-term investments on our condensed consolidated balance sheets were as follows (in thousands):

	December 31, 2005		October 1, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$82,247	$82,923	$90,865	$91,509
Due in 1 to 5 years	41,469	41,694	36,395	36,404
Due in 5 to 10 years	—	—	—	—
Due beyond 10 years	7,411	7,423	5,487	5,494
Total investments in available-for-sale debt securities	$131,127	$132,040	$132,747	$133,407

In the first three months of fiscal 2006, we received proceeds totaling $21.7 million from the sale of available-for-sale securities and realized gross losses of less than $0.1 million.  In the first three months of fiscal 2005, we received proceeds totaling $0.4 million from the sale of available-for-sale securities and realized gross gains of $0.1 million.

6.     INTANGIBLE ASSETS

Components of our amortizable intangible assets are as follows (in thousands):

	December 31, 2005			October 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$46,911	$(15,235)	$31,676	$45,359	$(14,018)	$31,341
Patents	8,520	(4,479)	4,041	8,669	(4,365)	4,304
Drawings	1,160	(1,083)	77	1,181	(1,043)	138
Order backlog	4,062	(3,222)	840	4,133	(2,766)	1,367
Customer lists	3,845	(1,373)	2,472	3,929	(1,309)	2,620
Trade name	1,906	(593)	1,313	1,958	(547)	1,411
Non-compete agreement	1,817	(949)	868	1,840	(835)	1,005
Total	$68,221	$(26,934)	$41,287	$67,069	$(24,883)	$42,186

Amortization expense for intangible assets for the first quarter of fiscal 2006 and fiscal 2005 were $2.3 million and $1.5 million, respectively.  At December 31, 2005 estimated amortization expense for the remainder of fiscal 2006, the next five succeeding fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2006 (remainder)	$6,106
2007	6,662
2008	6,407
2009	6,019
2010	5,048
2011	4,230
Thereafter	6,815
Total	$41,287

7.              BALANCE SHEET DETAILS:

Inventories are as follows (in thousands):

	December 31, 2005	October 1, 2005
Purchased parts and assemblies	$19,436	$23,778
Work-in-process	47,385	48,036
Finished goods	31,674	30,916
Inventories	$98,495	$102,730

Prepaid expenses and other assets consist of the following (in thousands):

	December 31, 2005	October 1, 2005
Prepaid expenses and other	$12,030	$14,090
Prepaid and refundable income taxes	1,453	2,944
Total prepaid expenses and other assets	$13,483	$17,034

Other assets consist of the following (in thousands):

	December 31, 2005	October 1, 2005
Assets related to deferred compensation arrangements	$21,952	$20,827
Deferred tax assets	24,965	17,134
Other assets	1,773	1,789
Total other assets	$48,690	$39,750

Other current liabilities consist of the following (in thousands):

	December 31, 2005	October 1, 2005
Accrued payroll and benefits	$17,618	$24,915
Accrued expenses and other	16,941	17,939
Reserve for warranty	10,265	10,424
Deferred income	4,671	4,985
Customer deposits	2,684	3,043
Accrued restructuring charges	2,674	2,497
Total other current liabilities	$54,853	$63,803

In the first quarter of fiscal 2006, we exited our Fort Lauderdale, Florida facility and as a result, we recorded a facility closure charge of $0.6 million.  The facility closure charge included the estimated contractual obligations for lease and other facility costs, net of estimated sublease income.  During the three month period ended December 31, 2005, we recorded $0.4 million of payments made against our accrued restructuring charges for remaining lease liabilities.

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

Components of the reserve for warranty costs during the first three months of fiscal 2006 and 2005 were as follows (in thousands):

	December 31, 2005	January 1, 2005
Beginning balance	$10,424	$10,638
Additions related to current period sales	3,954	2,751
Warranty costs incurred in the current period	(4,028)	(2,737)
Adjustments to accruals related to prior period sales	(85)	403
Ending balance	$10,265	$11,055

Other long-term liabilities consist of the following (in thousands):

	December 31, 2005	October 1, 2005
Deferred compensation	$26,488	$25,120
Deferred tax liabilities	26,234	17,315
Deferred income	3,408	3,554
Other long-term liabilities	2,550	4,448
Total other long-term liabilities	$58,680	$50,437

8.              CURRENT OBLIGATIONS

At December 31, 2005 and October 1, 2005, our current portion of long-term obligations primarily consisted of our notes payable to finance our acquisition of Star Medical (Star notes).  The Star notes agreement requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account.  At December 31, 2005, $15.2 million of current restricted cash and cash equivalents were related to the Star notes (see Note 5).

9.     STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

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

Restricted stock awards granted under our Stock Option Plans are independent of option grants and are subject to restrictions.  At December 31, 2005, we had 95,700 shares of restricted stock outstanding, all of which are subject to forfeiture if employment terminates prior to the release of restrictions, which is generally three years from the date of grant.  During this period, ownership of the shares cannot be transferred.  Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding.  The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

We have an Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period.  At December 31, 2005, 404,744 shares of our common stock were reserved for future issuance under the plan.

Adoption of SFAS 123(R)

Prior to October 2, 2005, our stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date.  Costs of restricted stock awards granted, determined to be the fair market value of the shares at the date of grant, have been recognized as compensation expense ratably over the respective vesting period. The ESPP qualified as a non-compensatory plan under APB 25, therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.

Effective October 2, 2005, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards.  We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods.  Under this transition method, stock-based compensation expense for the three months ended December 31, 2005 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures.  Stock-based compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS
123(R). Under SFAS 123(R), the ESPP is considered a compensatory plan and we are required to recognize compensation cost for grants made under the ESPP.  We recognize compensation expense for all share-based payment awards on a straight-line basis over the respective requisite service period of the awards.

As a result of adopting SFAS 123(R) on October 2, 2005, our net income for the three months ended December 31, 2005 was $2.0 million lower than if we had continued to account for share-based compensation under APB 25.  Basic and diluted net income per share for the three months ended December 31, 2005 would have each been $0.36 had we not adopted SFAS 123(R).

Determining Fair Value

Valuation and amortization method—We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term—The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility—Our computation of expected volatility for the quarter ended December 31, 2005 is based on a combination of historical and market-based implied volatility.

Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend—The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

The fair value of the Company’s stock options granted to employees for the three months ended December 31, 2005 and January 1, 2005 was estimated using the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Three Months Ended		Three Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Expected life in years	4.4	3.9	0.5	0.5
Expected volatility	36.3%	50.7%	33.4%	38.9%
Risk-free interest rate	4.4%	3.5%	4.0%	2.0%
Expected dividends	none	none	none	none
Weighted average fair value	$11.22	$11.69	$7.61	$6.51

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2005 (in thousands):

Cost of sales	$75
Research and development	495
Selling, general and administrative	2,477
Income tax benefit	(902)
$2,145

Total stock-based compensation cost capitalized as part of inventory during the first quarter of fiscal 2006 was immaterial.  As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At December 31, 2005, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $12.1 million, net of estimated forfeitures of $2.2 million.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.0 years and will be adjusted for subsequent changes in estimated forfeitures.

At December 31, 2005, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $0.5 million.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately four months.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows.  In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows.  During the three months ended December 31, 2005, we recorded $0.2 million of excess tax benefits as a financing cash inflow.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at October 1, 2005	4,785	$31.63
Granted	8	30.78
Exercised	(45)	26.73
Forfeitures and cancellations	(31)	40.07
Outstanding at December 31, 2005	4,717	$31.62	3.1	$12,363

Vested and expected to vest at December 31, 2005	4,335	$32.20	3.1	$10,263

Exercisable at December 31, 2005	2,608	$36.18	1.9	$2,306

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 1.9 million options that were in-the-money at December 31, 2005.  During the three months ended December 31, 2005 and January 1, 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.2 million and $0.6 million, respectively, determined as of the date of option exercise.

The following table summarizes our restricted stock award activity for the three months ended December 31, 2005 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at October 1, 2005	96	$33.43
Granted	1	31.43
Vested	—	—
Forfeited	(1)	33.18
Nonvested stock at December 31, 2005	96	$33.41

Pro-forma Disclosures

The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three-month period ended January 1, 2005 (in thousands, except per share amounts):

Three Months Ended January 1, 2005
Net income, as reported	$5,388
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	3,922
Pro forma net income	$1,466

Earnings per share:
Basic – as reported	$0.18
Basic – pro forma	$0.05

Diluted – as reported	$0.17
Diluted – pro forma	$0.05

For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards.

10.       COMMITMENTS AND CONTINGENCIES

Certain claims and lawsuits have been filed or are pending against us.  In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on our consolidated financial position or results of operations.

11. STOCKHOLDERS’ EQUITY

In September 2005, our Board of Directors authorized a share repurchase program of up to 1.5 million shares of our common stock.  Under the terms of the repurchase program, purchases may be made from time to time in both the open market and in private transactions, as conditions warrant.  The repurchase program is expected to remain in effect through September 30, 2007, unless earlier terminated or completed.  During the three months ended December 31, 2005, we purchased and cancelled a total of 274,274 shares of our common stock for approximately $8.6 million.

12.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income, net of income taxes, are as follows (in thousands):

	Three Months Ended
	December 31, 2005	January 1, 2005
Net income	$9,316	$5,388
Translation adjustment	(2,131)	15,896
Net gain on derivative instruments, net of taxes	2	19
Changes in unrealized losses on available-for-sale securities, net of taxes	(49)	(72)
Total comprehensive income	$7,138	$21,231

The following summarizes activity in accumulated other comprehensive income (loss) related to derivatives, net of income taxes, held by us (in thousands):

Balance, October 2, 2004	$(122)
Changes in fair value of derivatives	(1)
Net losses reclassified from OCI	20
Balance, January 1, 2005	$(103)

Balance, October 1, 2005	$(114)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	2
Balance, December 31, 2005	$(112)

Accumulated other comprehensive income (net of tax) at December 31, 2005 is comprised of accumulated translation adjustments of $29.2 million, net loss on derivative instruments of $0.1 million and unrealized losses on available-for-sale securities of $0.4 million, respectively.  Accumulated other comprehensive income (net of tax) at October 1, 2005 is comprised of accumulated translation adjustments of $31.3 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.4 million, respectively.

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

The following table presents information necessary to calculate basic and diluted earnings per common share (in thousands, except per share data):

	December 31, 2005	January 1, 2005
Weighted average shares outstanding – basic	31,124	30,482
Dilutive effect of employee stock options and awards	351	385
Weighted average shares and equivalents – diluted	31,475	30,867

Net income	$9,316	$5,388

Net income per basic share	$0.30	$0.18
Net income per diluted share	$0.30	$0.17

A total of 3,232,084 and 2,886,668 potentially dilutive securities have been excluded from the dilutive share calculation for the three months ended December 31, 2005 and January 1, 2005, respectively, as their effect was anti-dilutive.

14.  INCOME TAXES

As a result of the consolidation of two of our entities in Japan, accumulated earnings which had previously been treated as permanently invested, became available for distribution.  As a result, we recognized a net tax benefit of approximately $1.8 million in the first quarter of fiscal 2006.  The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $106.8 million at December 31, 2005.  In addition to federal income taxes (which are not practicably determinable), withholding taxes of approximately $1.7 million would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements included in or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements.  These statements are generally accompanied by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “rely,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “forecast” or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Actual results of Coherent, Inc. (referred herein as the Company, we, our or Coherent) may differ significantly from those projected in the forward-looking statements in this report.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections captioned “Future Trends,”  “Key Performance Indicators,” “Risks Related to Our Business,” “Risks Related to Our Industry” as well as any other cautionary language in this quarterly report.  We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

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

There are many types of lasers and one way of classifying them is by the material used to create the lasing action.  We manufacture gas, liquid, semiconductor and solid-state lasers.  Lasers can also be classified by their output wavelength: ultraviolet, visible, infrared or wavelength tunable.  We also manufacture all of these laser types.  There are also many options in terms of pulsed output versus continuous wave, pulse duration, output power, beam dimensions, etc.  In fact, each application has its specific requirements in terms of laser performance.  The broad technical depth at Coherent enables us to offer a diverse product line characterized by lasers targeted at growth opportunities and key technology applications.  In all cases, we aim to be the supplier of first choice by offering a high-value combination of superior technical performance and high reliability.

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

During the first quarter of fiscal 2006, we established a new organizational and reporting structure whereby our previously reportable segments, Electro-Optics and Lambda Physik, were fully integrated into one operating segment.  Accordingly, we operate in one segment, the development and marketing of lasers, precision optics and related accessories.  Prior period segment information has been restated to conform to the current presentation.

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

Graphic arts and display

This is a well-established market for diode lasers with three routes to market for our products – direct diode applications, diodes within our solid-state systems, and diodes sold into other solid-state laser systems.  The ongoing improvements in diode laser performance are enabling the direct use of diode lasers and is gaining increased acceptance, thereby reducing costs for end users in this applications segment.  We believe this trend will continue to accelerate in 2006, in what will be an increasingly important market for our diode lasers.

Materials processing

The market for low to medium power lasers used in industrial material processing continues to expand, driven by the need for cost-effective manufacturing solutions for the cutting, joining, marking and engraving of non-metal materials.  A number of application areas are performing well.  These include marking/coding, flat bed cutting and engraving, and, in Asia, the production of capital equipment for apparel and leather goods manufacture.  Several factors are enabling us to gain market share in the materials process market.  First, we have developed an expanded portfolio of wavelengths, enabling optimum marking solutions for virtually every non-metal material type.  At the same time, the reliability of these products has increased lowering the cost of ownership.  In addition, the acquisition of TuiLaser has brought about the Prisma family of lasers, which fill an important niche in the power spectrum.  Prisma lasers are the leading choice for coding images in the fast-growing ID card market and these lasers, which complement our existing offerings, will allow us to offer a more complete portfolio of products to our existing laser source customers and OEMs.

Scientific research and government programs

We expect modest growth rates in the scientific research market for fiscal 2006, with applications in ultrashort pulses and in bio-research being the drivers of this anticipated expansion.

OEM components and instrumentation

The instrumentation market is seeing a gradual migration from the use of mature laser technologies, such as water-cooled ion lasers, to new technologies that are primarily based on solid-state, crystal and semiconductors.  Using our unique portfolio of solid-state and semiconductor lasers and our patented OPS technology, we are able to both assist and stimulate this transition.  Furthermore, this trend is helping in the development of new applications such as security and clinical diagnostics.  These applications are likely to require an increased number of lasers; however, the majority of these activities are still in the research and development stage and we expect only moderate impacts on the laser industry in fiscal 2006, with increases expected in future years. Nevertheless, we anticipate greater future opportunities in microscopy, flow cytometry, lab-on-a-chip and DNA sequencing based on our product enhancements and evolving market developments.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared pursuant to the rules and regulations of the SEC.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, accounting for long-lived assets (including goodwill and intangible assets), inventory valuation, warranty reserves, stock-based compensation and accounting for income taxes.

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

Our sales to distributors, resellers and end-user customers typically do not have customer acceptance provisions and only certain of our sales to OEM customers have customer acceptance provisions.  Customer acceptance is generally limited to performance under our published product specifications.  For the few product sales that have customer acceptance provisions because of other than published specifications, (1) the products are tested and accepted by the customer at our site or by the customer’s acceptance of the results of our testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.

Sales to end-users in the scientific market typically require installation and, thus, involve post-delivery obligations; however, our post-delivery installation obligations are not essential to the functionality of our products.  We defer revenue related to installation services until completion of these services.

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

At December 31, 2005, we had $109.5 million of goodwill and purchased intangible assets on our condensed consolidated balance sheet.  As no impairment indicators were present during the first quarter of fiscal 2006, we believe this value remains recoverable.

At December 31, 2005, we had $153.1 million of property and equipment on our condensed consolidated balance sheet.

It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets.  In that event, impairment charges or shortened useful lives of certain long-lived assets could be required.

Inventory Valuation

We record our inventory at the lower of cost (computed on a first-in, first-out basis) or market.  We write-down our inventory to its estimated market value based on assumptions about future demand and market conditions.  Inventory write-downs are generally recorded within guidelines set by management when the inventory for a device exceeds 12 months of its demand and when individual parts have been in inventory for greater than 12 months.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which could materially affect our future results of operations.  We write-down our demo inventory by amortizing the cost of demo inventory over a twenty month period starting from the fourth month after such inventory is placed in service.  Due to rapidly changing forecasts and orders, additional write-downs for excess or obsolete inventory, while not currently expected, could be required in the future.  In the event that alternative future uses of fully written down inventories are identified, we may experience better than normal profit margins when such inventory is sold.  Differences between actual results and previous estimates of excess and obsolete inventory could materially affect our future results of operations.

Warranty Reserves

We provide warranties on certain of our product sales (generally one year) and allowances for estimated warranty costs are recorded at the time of sale.  The determination of such allowances requires us to make estimates of product failure rates and expected costs to repair or replace the products under warranty.  We currently establish warranty reserves based on historical warranty costs for each product line.  If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of SFAS No. 123(Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”).  Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award.  Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected option life.

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

We record a valuation allowance to reduce our deferred tax assets to an amount that more likely than not will be realized.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the allowance for the deferred tax assets would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the allowance for the deferred tax assets would be charged to income in the period such determination was made.

Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries either because such earnings are intended to be permanently reinvested or because foreign tax credits are available to offset any planned distributions of such earnings. As a result of the consolidation of two of our entities in Japan, accumulated earnings which had previously been treated as permanently invested, became available for distribution.  Accordingly, we recognized a net tax benefit of approximately $1.8 million in the first quarter of fiscal 2006.  The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $106.8 million at December 31, 2005.  In addition to federal income taxes (which are not practicably determinable), withholding taxes of approximately $1.7 million would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Three Months Ended
	December 31, 2005	January 1, 2005	Change	% Change
	(Dollars in thousands)

Bookings	$131,659	$128,583	$3,076	2.4%
Net sales	$130,994	$126,022	$4,972	3.9%
Gross profit as a percentage of net sales	42.9%	40.9%	2.0%	4.9%
Research and development as a percentage of net sales	11.2%	11.3%	(0.1)%	(0.9)%
Income from operations before income taxes and minority interest	$10,680	$7,978	$2,702	33.9%
Cash provided by operating activities	$20,522	$30,290	$(9,768)	(32.2)%
Days sales outstanding in receivables	57.9	61.9	(4.0)	(6.5)%
Days sales outstanding in inventories	67.7	78.3	(10.6)	(13.5)%
Capital spending as a percentage of net sales	3.1%	3.4%	(0.3)%	(8.8)%

Definitions and analysis of these performance indicators are as follows:

Bookings

Bookings represent orders expected to be shipped within 12 months.  Bookings are generally cancelable by our customers without substantial penalty and, historically, we generally have not experienced a significant rate of cancellation.

First fiscal quarter bookings increased 2.4% from the same quarter one year ago.  Increases in the graphic arts and display, OEM components and instrumentation, materials processing and scientific and government programs markets were partially offset by decreases in the microelectronics market.

Bookings in the graphic arts and display market increased significantly due to annual orders from several customers.  Demand for infrared devices remains strong, especially for highly configured products.  Performance requirements for visible lasers continue to ease, which allows customers to transition to lower power and lower cost lasers and diodes.

Bookings in the OEM components and instrumentation market increased due primarily to higher OEM medical orders.  We are seeking to expand our portfolio in the OEM medical market through our OPS platform.  We have recently demonstrated a multi-Watt yellow OPS laser, which may provide benefits in the ophthalmic market for photocoagulation therapy.  Yellow has been a difficult color to produce from lasers because of the lack of suitable materials.  We can overcome this deficiency given the OPS platform’s inherent flexibility.  We recently introduced a higher power version of the Sapphire™ product targeting the bioinstrumentation market.  The increased output power will allow users to acquire data faster and with more accuracy.  The Sapphire 488-50 occupies the same footprint as its predecessors and has similar electrical requirements, making integration seamless.

Bookings in the materials processing market increased due to the continued robust marking and engraving business with solid contributions from U.S. and Asian customers.  Subsequent to the end of the quarter, we launched two new materials processing solid-state laser platforms, the PRISMA™ Series and the Matrix™.  The PRISMA™ lasers are based upon flexible architectures that can be easily configured for power and repetition rate.  They are ideal when variable output is desired or to support evolving process or tool requirements.  Some applications served by PRISMA™ include solar cell processing, mold form manufacturing, deep engraving, and wafer scribing.  In contrast, the Matrix™ Series lends itself to volume manufacturing and has an attractive cost structure.  The Matrix™ is optimized for engraving plastics, metals and other materials that are problematic for carbon dioxide lasers.

Bookings in the scientific and government programs market increased slightly.  Demand for the Chameleon product line was robust, where we set yet another record for orders.  Subsequent to the end of the quarter, we introduced several new scientific products including the Micra™, which is a very compact ultrafast laser, whose primary applications are in physics and chemistry research.  The Micra™ augments our existing product line and works on a stand-alone basis or in conjunction with our array of amplifiers.

Microelectronics bookings decreased primarily related to the decision made to terminate the lithography service business in the first quarter of fiscal 2005.  New orders for packaging applications including via drilling and laser direct imaging established a new record in the first quarter of fiscal 2006.  Customers drew on several technology platforms including CW and pulsed UV lasers as well as CO2 lasers.  We are ramping up capacity in these technology areas in order to satisfy our customers’ needs.  In the wafer arena, there were positive signals from several applications.  Order activity was up for photomask writing and inspection tools for new systems and service spares.  We also saw an increase in wafer metrology as new customers launched new product platforms. The wafer inspection market was soft, mostly due to a technology transition from gas to solid-state lasers.  The commissioning on some Gen 7 LCD and Gen 4 PDP (plasma display panel) lines led to good bookings for excimer and high-power, diode-pumped green lasers.  The emergence of green lasers is due to improved depth of penetration, a small footprint, reduced power consumption and the potential for much longer operating lifetimes.  Consequently, while excimer lasers currently dominate the landscape, green lasers are gaining traction.  Subsequent to the end of the quarter, we introduced several new products for the microelectronics market.  The Paladin Compact™ augments our Paladin product family with a lower power laser that can be air or water-cooled and boasts a much smaller footprint than its predecessors.  The Paladin Compact serves several applications including laser direct imaging.  The new Avia™ 532-30, which is a derivative of the highly successful Avia™ UV Series, also was introduced.  By using visible light, users can replace gas-assisted manufacturing processes with environmentally friendly, water-assisted methods in certain packaging applications.

Net Sales

Net sales include sales of lasers, precision optics, related accessories and service contracts.  Net sales for the first fiscal quarter increased 3.9% from the same quarter one year ago.  For a more complete description of the reasons for changes in net sales refer to the “Results of Operations” section of this Form 10-Q.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the first fiscal quarter increased to 42.9% from 40.9% in the same quarter one year ago.   For a more complete description of the reasons for changes in gross profit refer to the “Results of Operations” section of this Form 10-Q.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased to 11.2% from 11.3% in the same quarter one year ago.  For a more complete description of the reasons for changes in R&D percentage refer to the “Results of Operations” section of this Form 10-Q.

Net Cash Provided by Operating Activities

Net cash provided by operating activities shown on our Condensed Consolidated Statements of Cash Flows primarily represents the excess of cash collected from billings to our customers and other receipts, including tax refunds, over cash paid to our vendors for expenses and inventory purchases to run our business.  This amount represents cash generated by current operations to pay for equipment, technology, and other investing activities, to repay debt, to fund acquisitions and for other financing purposes.  We believe this is an important performance indicator since cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth.  We believe generating positive cash from operations is an indication that our products are achieving a high level of customer satisfaction and that we are appropriately monitoring our expenses, inventory levels and cash collection efforts.

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more cash flow available.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in receivables for the first quarter of fiscal 2006 decreased 4.0 days from the same quarter one year ago.  The improvement in DSO is primarily due to improved collections in Europe and a lower volume of receivables with longer payment terms.

Days Sales Outstanding in Inventories

We calculate DSO in inventories as net inventories at the end of the period divided by net sales of the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in inventories indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more cash flow available.  The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in inventories for the first quarter of fiscal 2006 decreased 10.6 days from the same quarter one year ago primarily due to a $6.8 million charge for excess Lambda Physik inventories in the fourth quarter of fiscal 2005 (4.8 days) and better management of inventory levels in relation to sales volumes.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or modernizing our operations, including investments in technology.  Management monitors capital spending levels as such monitoring assists management in measuring our cash flows, net of capital expenditures.  Our capital spending percentage decreased to 3.1% from 3.4% compared to the same quarter one year ago primarily due to lower spending on facilities, information technology and manufacturing equipment.  We anticipate that capital spending for fiscal 2006 will be approximately 4 to 5% of net sales.

SIGNIFICANT EVENTS

In September 2005, our Board of Directors authorized a share repurchase program of up to 1.5 million shares of our common stock.  Under the terms of the repurchase program, purchases may be made from time to time in both the open market and in private transactions, as conditions warrant.  The repurchase program is expected to remain in effect through September 30, 2007, unless earlier terminated or completed.  During the three months ended December 31, 2005, we purchased and cancelled a total of 274,274 shares of our common stock for approximately $8.6 million.

On November 2, 2005, we acquired certain assets of Iolon, Inc. (“Iolon”), a designer and manufacturer of optical components including widely tunable lasers and filters, for approximately $4.9 million in cash, net of acquisition costs of $0.1 million.  As of December 31, 2005, $0.5 million of the purchase price has not been paid.

Effective October 2, 2005, we adopted the fair value recognition provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards.  We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods.  Under this transition method, stock-based compensation expense for the three months ended December 31, 2005 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures.  Stock-based compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

Prior to October 2, 2005, we accounted for stock-based employee compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date.  Costs of restricted stock awards granted, determined to be the fair market value of the shares at the date of grant, has been recognized as compensation expense ratably over the respective vesting period.

At December 31, 2005, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $12.1 million, net of estimated forfeitures of $2.2 million.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.0 years and will be adjusted for subsequent changes in estimated forfeitures.  At December 31, 2005, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $0.5 million.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately 4 months.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	December 31, 2005	January 1, 2005
	(As a percentage of net sales)
Net sales	100.0%	100.0%
Cost of sales	57.1%	59.1%
Gross profit	42.9%	40.9%
Operating expenses:
Research and development	11.2%	11.3%
In-process research and development	0.5%	—
Selling, general and administrative	22.4%	22.5%
Restructuring, impairment and other charges	—	0.3%
Amortization of intangible assets	1.8%	1.2%
Total operating expenses	35.9%	35.3%
Income from operations	7.0%	5.6%
Other income (expense):
Interest and dividend income	1.4%	0.8%
Interest expense	(0.2)%	(0.7)%
Foreign exchange loss	(0.6)%	(0.1)%
Other—net	0.5%	0.7%
Total other income, net	1.1%	0.7%
Income from operations before income taxes and minority interest	8.1%	6.3%
Provision for income taxes	1.0%	2.2%
Income from operations before minority interest	7.1%	4.1%
Minority interest in subsidiaries’ losses	—	0.2%
Net income	7.1%	4.3%

Net income for the first quarter of fiscal 2006 was $9.3 million ($0.30 per diluted share) including a one-time tax benefit of approximately $1.8 million, a facility closure charge of $0.4 million and an in-process research and development (IPR&D) charge of $0.4 million associated with the purchase of the assets of Iolon during the quarter.  First quarter 2006 results also included approximately $2.0 million of stock-based compensation expense as required by SFAS 123(R).  Net income prior to fiscal 2006 did not include stock-based compensation expense under SFAS 123(R).  Net income for the first quarter of fiscal 2005 was $5.4 million ($0.17 per diluted share) including a charge of $3.1 million associated with discontinuing future product development and investments in the semiconductor lithography market and a $0.5 million tax benefit related to federal tax law changes.

NET SALES

The following tables sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales.

	Three Months Ended
	December 31, 2005		January 1, 2005
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)

Domestic	$46,539	35.5%	$44,930	35.7%
Foreign	84,455	64.5%	81,092	64.3%
Total	$130,994	100.0%	$126,022	100.0%

Net sales for the first quarter of fiscal 2006 increased by $5.0 million, or 4%, compared to the first quarter of fiscal 2005.  Increases in the OEM components and instrumentation, graphic arts and display and materials processing markets were partially offset by decreases in the scientific and government programs and microelectronics markets.

The increase in the OEM components and instrumentation market of $4.6 million, or 17%, is due primarily to higher sales to the medical market driven by the acquisition of TuiLaser in the third quarter of fiscal 2005.  Graphics arts and display market sales  increased $3.4 million, or 63%, primarily due to individually addressable semiconductor bar shipments for reprographics applications.  Sales in the material processing market increased $2.9 million, or 19%, primarily due to higher commercial laser shipments for non-metal cutting and marking applications.  Scientific and government program sales decreased $3.3 million, or 10%, due to lower demand for pumping, measuring and advanced research applications used by university and government research groups.  Sales in the microelectronics market decreased $2.6 million, or 6%, primarily due to exiting the lithography business.

We anticipate that our microelectronics and material processing markets will show the greatest growth potential in the future as feature sizes continue to shrink and new materials are introduced.  The graphic arts market should also exhibit significant growth based upon the release of a highly differentiated product platform in this market.  The OEM components and instrumentation  market is stronger due to the acquisition of TuiLaser and we believe this market will continue to be strong in fiscal 2006.  The scientific research and OEM components and instrumentation markets are projected to show more modest growth.  Although we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

GROSS PROFIT

The gross profit rate increased to 42.9% from 40.9% in the three months ended December 31, 2005, compared to the same period one year ago.

The 2.0% increase in gross profit was primarily due to the first quarter of 2005 lithography charge for write-downs of excess and obsolete inventories, charges related to government grants and exiting certain purchase commitments (1.8%) and a more favorable product mix (0.2%) in the current quarter primarily due to higher sales of higher margin microelectronics products, partially offset by lower shipments of higher margin excimer products.

Our gross profit rate has been and will continue to be affected by a variety of factors including foreign and domestic sales mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems and foreign currency fluctuations.  We anticipate that our gross margin for the second quarter of fiscal 2006 will be in the range of 43% to 44% and that we will exit the fourth quarter of fiscal 2006 with a gross margin of 46%.  We anticipate that the increase to 46% from the first quarter’s 42.9% will be accomplished primarily through leveraging fixed costs through volume, material cost reductions, realigning capacity, improved cycle times and yields and manufacturing outsourcing.

OPERATING EXPENSES:

	Three Months Ended
	December 31, 2005		January 1, 2005
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$14,618	11.2%	$14,301	11.3%
In-process research and development	690	0.5%	—	—
Selling, general and administrative	29,411	22.4%	28,371	22.5%
Restructuring, impairment and other charges	—	—	300	0.3%
Amortization of intangible assets	2,306	1.8%	1,493	1.2%
Total operating expenses	$47,025	35.9%	$44,465	35.3%

Research and development (“R&D”) expenses increased $0.3 million, or 2%, during the fiscal quarter ended December 31, 2005 compared to the comparable period one year ago.  The increase is primarily due to the acquisition of TuiLaser in the third quarter of fiscal 2005 ($1.0 million) and $0.4 million of stock-based compensation expense under SFAS 123(R), partially offset by the lithography charge in the first quarter of fiscal 2005 ($0.6 million) and lower headcount-related spending ($0.3 million).  We anticipate R&D expenses to be approximately 13.5% of net sales in the second quarter of fiscal 2006.  This increase is due to our increasing investment in future technology through the Iolon acquisition and, in the short term, increased spending associated with the “greening” of our products in order to comply with new European directives such as the Restriction of Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment (WEEE), which are aimed at improving environmental and human health.  We anticipate our R&D percentage to return to historical run rates during the fourth quarter of fiscal 2006.

The in-process research and development (“IPR&D”) charge recognized in the quarter ended December 31, 2005, resulted from our acquisition of Iolon.  At the date of acquisition, we immediately charged $0.7 million to expense, representing purchased IPR&D related to a development project that had not yet reached technological feasibility and had no alternative future use.  The assigned value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the net cash flows from such project, and discounting the net cash flows back to its present value.  The project is expected to be commercially viable in the second quarter of fiscal 2006 with $0.1 million of estimated expenditures to complete.

Selling, general and administrative (“SG&A”) expenses in the first fiscal quarter of 2006 increased $1.0 million, or 4%, from the comparable fiscal quarter one year ago.  The increase was primarily due to $2.3 million of stock-based compensation expense under SFAS 123(R), the acquisition of TuiLaser ($0.7 million) in the third quarter of fiscal 2005 and a facility closure charge of $0.6 million, partially offset by lower headcount-related spending ($1.4 million), lower charges due to lower gains on deferred compensation plan liabilities ($0.6 million) and lower legal and consulting costs.  We anticipate SG&A expenses to be in the range of 22.0% to 22.5% of net sales in the second quarter of fiscal 2006.

Restructuring, impairment and other charges during the three months ended January 1, 2005 were related to adjustments to the estimated contractual obligation for lease and other facility costs of a previously vacated building, net of estimated sublease income.

Amortization of intangible assets increased $0.8 million, or 55%, in the first fiscal quarter ended December 31, 2005 from the same quarter one year ago.  The current increase was primarily due to amortization of intangibles related to our TuiLaser acquisition.

OTHER INCOME (EXPENSE)

Other income, net of other expense, increased $0.6 million during the first quarter of fiscal 2006, compared to the comparable quarter one year ago.  The increase was primarily due to higher interest income ($0.9 million) as a result of higher returns and higher cash balances, lower losses from Lambda Physik’s investment in a joint venture ($0.7 million) and lower interest expense ($0.7 million) primarily due to repayments of loans in Lambda Physik, principal payments made on our Star notes and higher capitalized interest, partially offset by lower investment gains, net of expenses, associated with our deferred compensation plans ($0.8 million) and $0.7 million higher foreign currency exchange net losses.

INCOME TAXES

The effective tax rate on income before minority interest for the first quarter of fiscal 2006 of 12.8% was lower than the statutory rate of 35.0% primarily due to increased use of export tax incentives and California R&D tax credits, as well as a benefit of $1.8 million resulting from the consolidation of two entities in Japan.  The effect of the consolidation resulted in accumulated earnings, which had previously been treated as permanently invested, becoming available for distribution.

The effective tax rate on income before minority interest for the first quarter of fiscal 2005 of 34.7% was lower than the statutory rate of 35.0% primarily due to gains in insurance plans (net of expenses) not subject to tax and benefits from California R&D tax credits, including benefits of federal tax law changes enacted in the current quarter partially offset by additional valuation allowance provisions related to losses at Lambda Physik and higher state income taxes, net of federal benefit.

MINORITY INTEREST IN SUBSIDIARIES (EARNINGS) LOSSES

Minority interest in subsidiaries’ losses in the first quarter of fiscal 2005 related to our Lambda Physik subsidiary, which we completed the purchase of in the second quarter of fiscal 2005.

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

	Three Months Ended
	December 31, 2005	January 1 , 2005
	(in thousands)
Net cash provided by operating activities	$20,522	$30,290
Sales of shares under employee stock plans	3,596	3,584
Repurchase of common stock	(8,599)	—
Capital expenditures	(4,014)	(4,283)
Acquisition of businesses, net of cash acquired	(4,455)	—
Net payments on debt borrowings	—	(542)

Net cash provided by operating activities decreased by $9.8 million for the three months ended December 31, 2005 compared to the same quarter one year ago.  The decrease was primarily due to lower cash flows from accounts receivable and lower income tax refunds received, partially offset by higher operating earnings and lower inventories.  We believe that cash provided by operating activities will be adequate to cover our working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital.  We continue to follow our strategy to further strengthen our financial position by using available cash flow to primarily fund operations.

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

Additional sources of cash available to us included a multi-currency line of credit and bank credit facilities totaling $31.6 million as of December 31, 2005, of which $31.5 million was unused and available.  These credit facilities were used in Europe during the first quarter of fiscal 2006.  Our domestic lines of credit include a $12.5 million unsecured revolving account from Union Bank of California, which expires January 31, 2007.  No amounts have been drawn upon our domestic lines of credit as of December 31, 2005.

Our ratio of current assets to current liabilities was 4.9:1 at December 31, 2005 compared to 4.4:1 at October 1, 2005.  The increase in our ratio from October 1, 2005 to December 31, 2005 is primarily due to decreases in accrued payroll and benefits and income taxes payable.  Our cash position, short-term investments, working capital and debt obligations are as follows:

	December 31, 2005	October 1, 2005
	(in thousands)
Cash and cash equivalents	$108,260	$97,507
Short-term investments	132,040	133,407
Working capital	387,997	380,134
Total debt obligations	12,735	12,736

Debt Obligations and Restricted Cash, Cash Equivalents and Short-term Investments

In September 2003, we amended the notes used to finance our acquisition of Star Medical (“Star notes”) to eliminate all financial covenant requirements.  In place of the covenants, the amendment requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account.  At December 31, 2005, $15.2 million of current restricted cash and cash equivalents were related to the Star notes (see Note 8 “Current Obligations” in our Notes to Condensed Consolidated Financial Statements).

Our $12.5 million unsecured revolving account agreement from Union Bank of California is subject to standard covenants related to financial ratios and tangible net worth.  At December 31, 2005, we were in compliance with such covenants.

As part of our tender offer to purchase the remaining outstanding shares of Lambda Physik, we were required by local regulations to have funds available for the offer in an account located in Germany.  As of December 31, 2005, we had $1.2 million restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik, which are included in non-current restricted cash and cash equivalents on our consolidated balance sheets.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K.  Information regarding our long-term debt payments, operating lease payments, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of  our Annual Report on Form 10-K/A for the fiscal year ended October 1, 2005.  There have been no material changes in contractual obligations since October 1, 2005.  Information regarding our other financial commitments at December 31, 2005 is provided in the Notes to the Condensed Consolidated Financial Statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the three months ended December 31, 2005 was $20.5 million, which included net income of $9.3 million, depreciation and amortization of $8.8 million, stock-based compensation expense of $3.0 million, IPR&D of $0.7 million, and increases in net deferred tax assets of $2.8 million, partially offset by cash used by operating assets and liabilities of $4.0 million and other items aggregating $0.1 million.

Cash used in investing activities during the three months ended December 31, 2005 was $7.2 million, which included $4.5 million used to purchase Iolon, $4.0 million used to acquire property and equipment, invest in information technology and improve buildings and other items aggregating $0.1 million, partially offset by $1.4 million, net, proceeds from available-for-sale securities.

Cash used in financing activities during the three months ended December 31, 2005 was $4.0 million, which included $8.6 million used to purchase common stock, partially offset by $3.6 million generated from our employee stock purchase and stock option plans, an increase in cash overdraft of $0.8 million and $0.2 million excess tax benefits from stock-based payment arrangements.

Changes in exchange rates during the three months ended December 31, 2005 provided $1.4 million, primarily due to the weakening of the Euro and the Japanese Yen in relation to the U.S. dollar.

RECENT ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 4.  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  We adopted the provisions of SFAS 151 on October 2, 2005 and the adoption did not have a material effect on our consolidated results of operations or financial position.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated.  We adopted FIN 47 on October 2, 2005, and the adoption did not have a material effect on our consolidated results of operations or financial position.

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

Our current products address a broad range of commercial and scientific research applications in the photonics markets.  We cannot assure you that the market for these applications will continue to generate significant or consistent demand for our products.  Demand for our products could be significantly diminished by disrupting technologies or products that replace them or render them obsolete.  Furthermore, the new and enhanced products generally continue to be smaller in size and have lower average selling prices (“ASPs”), and therefore, we have to sell more units to maintain revenue levels.

Over the last three fiscal years, our research and development expenses have been in the range of 11% to 13% of net sales.  Our future success depends on our ability to anticipate our customers’ needs and develop products that address those needs.  Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly.  If we fail to transfer production processes effectively, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed.

We face risks associated with our foreign sales that could harm our financial condition and results of operations.

For the three months ended December 31, 2005, 64% of net sales were derived from customers outside of the United States.  For fiscal years 2005, 2004 and 2003, 65%, 61% and 61%, respectively, of our net sales were derived from customers outside of the United States.  We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future.  A global economic slowdown could have a negative effect on various foreign markets in which we operate.  Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries.  The majority of our foreign sales occur through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers.  Our foreign operations and sales are subject to a number of risks, including:

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

Customers often view the purchase of our products as a significant and strategic decision.  As a result, customers typically expend significant effort in evaluating, testing and qualifying our products before making a decision to purchase them, resulting in a lengthy initial sales cycle.  While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer’s needs.  We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order.  Even after this evaluation process, a potential customer may not purchase our products.  As a result, these long sales cycles may cause us to incur significant expenses without ever receiving revenue to offset such expenses.

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

Laser systems are inherently complex in design and require ongoing regular maintenance.  The manufacture of our lasers, laser products and systems involves a highly complex and precise process.  As a result of the technical complexity of our products, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability.  To the extent that we do not achieve such yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected.  We provide warranties on certain of our product sales, and allowances for estimated warranty costs are recorded during the period of sale.  The determination of such allowances requires us to make estimates of failure rates and expected costs to repair or replace the products under warranty.  We currently establish warranty reserves based on historical warranty costs for each product line.  If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

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

Our ability to successfully offer our products and implement our business plan in evolving markets requires an effective planning and management process.  We continue to expand the scope of our operations domestically and internationally.  The growth in sales, combined with the challenges of managing geographically-dispersed operations, has placed a significant strain on our management systems and resources, and our anticipated growth in future operations could continue to place such a strain.  The failure to effectively manage our growth could disrupt our business and harm our operating results.

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

Although most of our products do not incorporate hazardous or toxic materials and chemicals, some of the gases used in our excimer lasers and some of the liquid dyes used in some of our scientific laser products are highly toxic.  In addition, our operations involve the use of standard laboratory and manufacturing materials that could be considered hazardous.  Also, if a facility fire were to occur at our Tampere, Finland, site and were to spread to a reactor used to grow semiconductor wafers, it could release highly toxic emissions.  We believe that our safety procedures for handling and disposing of such materials comply with all federal, state and offshore regulations and standards.  However, the risk of accidental environmental contamination or injury from such materials cannot be entirely eliminated.  In the event of such an accident involving such materials, we could be liable for damages and such liability could exceed the amount of our liability insurance coverage and the resources of our business.

Private companies outside of Europe, most notably in Japan, are undertaking similar “green initiatives.”  Noncompliance would result in similar risks.

Compliance or the failure to comply with current and future environmental regulations could cause us significant expense.

We are subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process or requiring design changes or recycling of products we manufacture.  If we fail to comply with any present and future regulations, we could be subject to future liabilities, the suspension of production or a prohibition on the sale of products we manufacture.  In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations, including expenses associated with the recall of any non-compliant product and the management of historical waste.

From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced.  We continue to evaluate the necessary steps for compliance with regulations as they are enacted.

For example, in 2003 the European Union enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”), for implementation in each country that is a member of the European Union.  RoHS and WEEE regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture.  We are aware of similar legislation that is currently in force or is being considered in the United States, as well as other countries, such as Japan and China.  RoHS and WEEE are in the process of being implemented by individual countries in the European Union.  It is likely that each jurisdiction will interpret RoHS and WEEE differently as they each implement them.  We will continue to monitor RoHS and WEEE guidance as it is announced by individual jurisdictions to determine our responsibilities.  The incomplete guidance available to us to date suggests that in some instances we will not be directly responsible for compliance with RoHS and WEEE because some of our products may be subject to exemptions.  However, because some products may not be exempt and because the products are sold under our brand name, we may at times become contractually or directly subject to such regulations.  Also, final guidance from individual jurisdictions may impose different or additional responsibilities upon us.  Our failure to comply with any of such regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in countries in the European Union.

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

For the three months ended December 31, 2005, our research and development costs were $14.6 million (11% of net sales).  For our fiscal years 2005, 2004 and 2003, our research and development costs were $57.5 million (11% of net sales), $62.7 million (13% of net sales) and $51.0 million (13% of net sales), respectively.  We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance.  Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

During industry downturns, our revenues from this market will decline suddenly and significantly.  Our ability to rapidly and effectively reduce our cost structure in response to such downturns is limited by the fixed nature of many of our expenses in the near term and by our need to continue our investment in next-generation product technology and to support and service our products.  In addition, due to the relatively long manufacturing lead times for some of the systems and subsystems we sell to this market, we may incur expenditures or purchase raw materials or components for products we cannot sell.  Accordingly, downturns in the semiconductor capital equipment market may materially harm our operating results.  Conversely, when upturns in this market occur, we must be able to rapidly and effectively increase our manufacturing capacity to meet increases in customer demand that may be extremely rapid, and if we fail to do so we may lose business to our competitors and our relationships with our customers may be harmed.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.  We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

A portion of our investment portfolio is composed of income securities.  These securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2005, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount.  We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.  If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At December 31, 2005, the fair value of our available-for-sale debt securities was $148.7 million, of which $18.7 million was classified as cash and equivalents, $130.0 million was classified as short-term investments.

At December 31, 2005, we had fixed rate long-term debt of approximately $12.6 million and a hypothetical 10% increase in interest rates would not have a material impact on the fair market value of this debt, based on pricing models using current interest rates.  We do not hedge any interest rate exposures.

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

A hypothetical 10% appreciation of the forward adjusted U.S. dollar to December 31, 2005 market rates would increase the unrealized value of our forward contracts by $3.1 million.  Conversely, a hypothetical 10% depreciation of the forward adjusted U.S. dollar to December 31, 2005 market rates would decrease the unrealized value of our forward contracts by $3.8 million.

The following table provides information about our foreign exchange forward contracts at December 31, 2005.  The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value.  The U.S. notional fair value represents the contracted amount valued at December 31, 2005 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Fair Value Hedges:
Euro	1.2141	$(41,366)	$(42,128)
British Pound Sterling	1.7672	866	884
Japanese Yen	115.7662	5,126	5,096
Canadian Dollar	1.1608	808	810
Korean Won	1051.5200	237	228

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2005.  Due to the material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified below, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

Management determined that a material weakness existed in the Company’s internal controls over accounting and reporting for complex tax transactions as of December 31, 2005.  Specifically, the Company did not accurately evaluate, review and report a non-routine and complex tax transaction related to the merger of two foreign entities.  This deficiency in the operation of internal controls had no effect on any prior periods and was identified and corrected during the review of the interim financial statements as of December 31, 2005.

The Company has taken and is taking the following actions to address the material weakness in its tax function:

•                  We have retained new tax advisors and increased the level of involvement of external tax advisers to provide additional quality assurance, and

•                  We will increase the level of review and discussion of significant tax matters and supporting documentation with senior finance management.

Notwithstanding the existence of the material weakness described above, management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than as described above.

PART II.  OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended December 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 2, 2005 through October 29, 2005	—	$—	—	1,500,000
October 30, 2005 through November 26, 2005	64,757	$31.35	64,757	1,435,243
November 27, 2005 through December 31, 2005	209,517	$31.32	209,517	1,225,726

(1)          In September 2005, our Board of Directors authorized a share repurchase program of up to 1.5 million shares of our common stock.  Under the terms of the repurchase program, purchases may be made from time to time in both the open market and in private transactions, as conditions warrant.  The repurchase program is expected to remain in effect through September 30, 2007, unless earlier terminated or completed.  During the three months ended December 31, 2005, we purchased and cancelled a total of 274,274 shares of our common stock for approximately $8.6 million.

Item 6. EXHIBITS

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

Coherent, Inc.
(Registrant)

February 8, 2006	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

February 8, 2006	/s/:	HELENE SIMONET
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