Form 10-Q
period 2006-04-01
COHERENT INC
filed 2006-05-10
CIK 21510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2006

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on May 4, 2006 was 30,978,617 shares.

COHERENT, INC.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements included in or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements.  These statements are generally accompanied by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “rely,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “forecast” or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Actual results of Coherent, Inc. (referred to herein as the Company, we, our or Coherent) may differ significantly from those projected in the forward-looking statements in this report.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections captioned “Future Trends,”  “Key Performance Indicators,” “Risks Related to Our Business,” “Risks Related to Our Industry” as well as any other cautionary language in this quarterly report.  We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

PART I.  FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005

Net sales	$145,988	$131,175	$276,982	$257,197
Cost of sales	82,124	72,688	156,967	147,173
Gross profit	63,864	58,487	120,015	110,024
Operating expenses:
Research and development	19,263	14,175	33,881	28,476
In-process research and development	—	—	690	—
Selling, general and administrative	32,131	28,765	61,542	57,137
Restructuring, impairment and other charges (recoveries)	(90)	(40)	(90)	260
Amortization of intangible assets	2,335	1,528	4,641	3,021
Total operating expenses	53,639	44,428	100,664	88,894
Income from operations	10,225	14,059	19,351	21,130
Other income (expense):
Interest and dividend income	2,745	1,081	4,626	2,048
Interest expense	(590)	(483)	(821)	(1,370)
Foreign exchange gain (loss)	(1,022)	311	(1,770)	242
Other—net	1,110	(119)	1,762	777
Total other income, net	2,243	790	3,797	1,697
Income before income taxes and minority interest	12,468	14,849	23,148	22,827
Provision (benefit) for income taxes	4,295	(4,728)	5,659	(1,958)
Income before minority interest	8,173	19,577	17,489	24,785
Minority interest in subsidiaries’ losses, net of taxes	—	—	—	180
Net income	$8,173	$19,577	$17,489	$24,965

Net income per share:
Basic	$0.27	$0.64	$0.57	$0.82
Diluted	$0.26	$0.63	$0.56	$0.81

Shares used in computation
Basic	30,754	30,628	30,939	30,555
Diluted	31,316	31,112	31,396	30,991

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	April 1, 2006	October 1, 2005

ASSETS
Current assets:
Cash and cash equivalents	$353,294	$97,507
Restricted cash and cash equivalents	15,469	15,467
Short-term investments	75,842	133,407
Accounts receivable—net of allowances of $3,253 and $3,136, respectively	99,005	87,684
Inventories	95,633	102,730
Prepaid expenses and other assets	20,100	17,034
Deferred tax assets	39,837	37,892
Total current assets	699,180	491,721
Property and equipment, net	151,339	155,316
Restricted cash and cash equivalents	2,577	1,220
Goodwill	69,895	68,097
Intangible assets, net	39,423	42,186
Other assets, net	55,433	39,750
	$1,017,847	$798,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$12,737	$12,736
Accounts payable	24,365	18,451
Income taxes payable	13,250	16,597
Other current liabilities	57,570	63,803
Total current liabilities	107,922	111,587
Long-term obligations	1,376	—
Other long-term liabilities	60,206	50,437
Convertible subordinated notes	199,719	—
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—30,720 shares and 31,173 shares, respectively	305	309
Additional paid-in capital	318,126	325,818
Notes receivable from stock sales	(324)	(324)
Accumulated other comprehensive income	33,411	30,846
Retained earnings	297,106	279,617
Total stockholders’ equity	648,624	636,266
	$1,017,847	$798,290

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	April 1, 2006	April 2, 2005
Cash flows from operating activities:
Net income	$17,489	$24,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,181	14,413
Amortization of intangible assets	4,641	3,021
Deferred income taxes	572	(2,794)
Stock-based compensation	6,735	—
Excess tax benefits from stock-based payment arrangements	(15)	—
Purchased in-process research and development	690	—
Other	102	659
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,929)	8,513
Inventories	7,544	(3,270)
Prepaid expenses and other assets	(3,071)	(1,609)
Other assets	(2,068)	655
Accounts payable	5,760	(735)
Income taxes payable	(2,158)	93
Other current liabilities	(3,893)	3,500
Other long-term liabilities	(250)	1,293
Net cash provided by operating activities	33,330	48,704
Cash flows from investing activities:
(Increase) decrease in restricted cash and cash equivalents	(1,352)	8,411
Purchases of property and equipment	(8,073)	(7,945)
Proceeds from dispositions of property and equipment	182	214
Acquisition of businesses, net of cash acquired	(5,114)	(12,129)
Deferred business acquisition costs	(2,106)	—
Purchases of available-for-sale securities	(117,981)	(196,211)
Proceeds from sales and maturities of available-for-sale securities	175,546	165,793
Premiums paid on life insurance	—	(1,184)
Other – net	(146)	(554)
Net cash provided by (used in) investing activities	40,956	(43,605)
Cash flows from financing activities:
Proceeds received from issuance of convertible subordinated notes	200,000	—
Debt issuance costs	(5,112)	—
Long-term debt borrowings	1,387	—
Long-term debt payments	—	(745)
Cash overdrafts decrease	(2,686)	(520)
Sales of shares under employee stock plans	6,947	7,285
Repurchase of common stock	(22,250)	—
Collection of notes receivable from stock sales	—	69
Excess tax benefits from stock-based payment arrangements	15	—
Net cash provided by financing activities	178,301	6,089

Effect of exchange rate changes on cash and cash equivalents	3,200	155
Net increase in cash and cash equivalents	255,787	11,343
Cash and cash equivalents, beginning of period	97,507	87,659
Cash and cash equivalents, end of period	$353,294	$99,002
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$659	$1,143
Income taxes	$6,891	$3,140
Cash received during the period for:
Income taxes	$1,390	$2,074

Noncash investing and financing activities:
Tax benefit from stock option exercises	$391	$958

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

2.     ACQUISITIONS

Iolon, Inc.

On November 10, 2005, we acquired the assets of privately held Iolon, Inc. (Iolon) of San Jose, California for approximately $4.9 million in cash, net of acquisition costs of $0.1 million.  Iolon designs and manufactures optical components including widely tunable lasers and filters.  We intend to utilize the acquired technology in our core portfolio.  We have accounted for the acquisition of Iolon’s assets as a business combination and the operating results of Iolon have been included in our consolidated financial statements from the date of acquisition.  We expect to finalize the allocation of the purchase price to identifiable assets by the end of the fourth quarter of fiscal 2006.  Our preliminary allocation is as follows (in thousands):

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

At the date of acquisition, we immediately charged $0.7 million to expense, representing purchased IPR&D related to a development project that had not yet reached technological feasibility and had, in management’s opinion, no alternative future use.  The assigned value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the net cash flows from such project, and discounting the net cash flows back to its present value.  Separate projected cash flows were prepared for both the existing, as well as the in-process projects.  The key assumptions used in the valuation include, among others, the expected completion date of the in-process project identified as of the acquisition date, the estimated costs to complete the project, revenue contribution and expense projection assuming the resulting products have entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired.  The discount rate used in the present value calculations was obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability level of such technology, and the uncertainty of technological advances that could potentially impact the estimates.  Projected net cash flows were based on estimates of revenue and operating profit (loss) of the project.  The project became commercially viable in the second quarter of fiscal 2006.

Pro forma financial information has been excluded as the information is considered immaterial.

Excel Technology, Inc.

On February 21, 2006, we announced that we had entered into a definitive agreement to acquire Excel Technology, Inc. (“Excel Technology”) in an all-cash merger transaction. Pursuant to the agreement, each outstanding share of Excel Technology common stock will be exchanged for $30.00, for a total approximate offer value of $376.0 million, before fees and transaction costs.  The acquisition is expected to close in our third fiscal quarter of 2006 and is subject to customary closing conditions, including regulatory approvals.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	April 1, 2006
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$371,340	$—	$—	$371,340
Less: restricted cash and cash equivalents				(18,046)
Total cash and cash equivalents				$353,294

Short-term investments classified as available-for-sale:
U.S. government and agency obligations	$25,955	$159	$(204)	$25,910
State and municipal obligations	36,229	443	(111)	36,561
Corporate notes and obligations	13,323	117	(69)	13,371
Total short-term investments	$75,507	$719	$(384)	$75,842

	October 1, 2005
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$114,194	$—	$—	$114,194
Less: restricted cash and cash equivalents				(16,687)
Total cash and cash equivalents				$97,507

Short-term investments classified as available-for-sale:
Commercial paper	$992	$8	$—	$1,000
Certificates of deposit	1,000	8	—	1,008
U.S. government and agency obligations	53,646	365	(236)	53,775
State and municipal obligations	30,981	370	(23)	31,328
Corporate notes and obligations	46,128	293	(125)	46,296
Total short-term investments	$132,747	$1,044	$(384)	$133,407

At April 1, 2006, $15.2 million of our cash and cash equivalents were restricted pursuant to our Star notes agreement (see Note 8), $1.3 million were restricted pursuant to an outstanding long-term debt arrangement at a subsidiary, $1.2 million were restricted for remaining close out costs related to the purchase of the shares of Lambda Physik, and $0.3 million were restricted for other purposes.  At October 1, 2005, $15.2 million of our cash and cash equivalents were restricted pursuant to our Star notes agreement, $1.2 million were restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik and $0.3 million were restricted for other purposes.

The amortized cost and estimated fair value of available-for-sale investments in debt securities at April 1, 2006 and October 1, 2005, classified as short-term investments on our condensed consolidated balance sheets were as follows (in thousands):

	April 1, 2006		October 1, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$59,399	$59,740	$90,865	$91,509
Due in 1 to 5 years	16,098	16,091	36,395	36,404
Due in 5 to 10 years	—	—	—	—
Due beyond 10 years	10	11	5,487	5,494
Total investments in available-for-sale debt securities	$75,507	$75,842	$132,747	$133,407

In the first six months of fiscal 2006, we received proceeds totaling $88.6 million from the sale of available-for-sale securities and realized gross losses of $0.2 million.  In the first six months of fiscal 2005, we received proceeds totaling $11.0 million from the sale of available-for-sale securities and realized gross losses of $0.1 million.

6.     INTANGIBLE ASSETS

Components of our amortizable intangible assets are as follows (in thousands):

	April 1, 2006			October 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$47,236	$(16,585)	$30,651	$45,359	$(14,018)	$31,341
Patents	8,715	(4,776)	3,939	8,669	(4,365)	4,304
Drawings	1,187	(1,168)	19	1,181	(1,043)	138
Order backlog	4,153	(3,810)	343	4,133	(2,766)	1,367
Customer lists	3,890	(1,496)	2,394	3,929	(1,309)	2,620
Trade name	1,974	(665)	1,309	1,958	(547)	1,411
Non-compete agreement	1,848	(1,080)	768	1,840	(835)	1,005
Total	$69,003	$(29,580)	$39,423	$67,069	$(24,883)	$42,186

Amortization expense for intangible assets for the three and six months ended April 1, 2006 were $2.3 million and $4.6 million, respectively.  At April 1, 2006 estimated amortization expense for the remainder of fiscal 2006, the next five succeeding fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2006 (remainder)	$3,830
2007	6,747
2008	6,488
2009	6,084
2010	5,118
2011	4,151
Thereafter	7,005
Total	$39,423

7.     BALANCE SHEET DETAILS:

Inventories are as follows (in thousands):

	April 1, 2006	October 1, 2005
Purchased parts and assemblies	$17,656	$23,778
Work-in-process	49,323	48,036
Finished goods	28,654	30,916
Inventories	$95,633	$102,730

Prepaid expenses and other assets consist of the following (in thousands):

	April 1, 2006	October 1, 2005
Prepaid expenses and other	$17,274	$14,090
Prepaid and refundable income taxes	1,720	2,944
Prepaid debt issuance costs	1,106	2,944
Total prepaid expenses and other assets	$20,100	$17,034

Other assets, net consist of the following (in thousands):

	April 1, 2006	October 1, 2005
Assets related to deferred compensation arrangements	$22,601	$20,827
Deferred tax assets	24,679	17,134
Prepaid debt issuance costs	4,386	—
Other assets	3,767	1,789
Total other assets, net	$55,433	$39,750

Other current liabilities consist of the following (in thousands):

	April 1, 2006	October 1, 2005
Accrued payroll and benefits	$23,800	$24,915
Accrued expenses and other	13,871	17,939
Reserve for warranty	10,398	10,424
Deferred income	5,593	4,985
Customer deposits	1,711	3,043
Accrued restructuring charges	2,197	2,497
Total other current liabilities	$57,570	$63,803

In the first quarter of fiscal 2006, we exited our Fort Lauderdale, Florida facility and as a result, we recorded a facility closure charge of $0.6 million.  The facility closure charge included the estimated contractual obligations for lease and other facility costs, net of estimated sublease income.  During the six month period ended April 1, 2006, we recorded $0.9 million of payments made against our accrued restructuring charges for remaining lease liabilities.  During the six month period ended April 2, 2005, we recorded an additional provision of $0.3 million to our accrued restructuring charges for remaining lease liabilities, which was offset by payments made against the accrual of $0.6 million.

We provide warranties on certain of our product sales (generally one year) and allowances for estimated warranty costs are recorded during the period of sale.  The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty.  We currently establish warranty reserves based on historical warranty costs for each product line.  If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods.

Components of the reserve for warranty costs during the six months of fiscal 2006 and 2005 were as follows (in thousands):

	April 1, 2006	April 2, 2005
Beginning balance	$10,424	$10,638
Additions related to current period sales	9,370	7,126
Warranty costs incurred in the current period	(9,269)	(6,154)
Adjustments to accruals related to prior period sales	(127)	265
Ending balance	$10,398	$11,875

Other long-term liabilities consist of the following (in thousands):

	April 1, 2006	October 1, 2005
Deferred compensation	$26,463	$25,120
Deferred tax liabilities	27,638	17,315
Deferred income	3,678	3,554
Other long-term liabilities	2,427	4,448
Total other long-term liabilities	$60,206	$50,437

8.     CURRENT AND LONG-TERM OBLIGATIONS

Star Notes

At April 1, 2006 and October 1, 2005, our current portion of long-term obligations primarily consisted of our notes payable to finance our acquisition of Star Medical (Star notes).  The Star notes agreement requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account.  At April 1, 2006, $15.2 million of current restricted cash and cash equivalents were related to the Star notes (see Note 5).

Convertible Subordinated Notes

In March 2006, we issued $200.0 million of 2.75% convertible subordinated notes due March 2011.  The notes are unsecured and subordinate to all existing and future senior debt.  The notes mature on March 1, 2011, unless earlier redeemed or converted.  Interest on the notes is payable in cash semi-annually in arrears on March 1 and September 1 of each year.

The notes may be converted, at the option of the holder, into shares of our common stock at a conversion rate of 26.1288 shares of our common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $38.27 per share, only under the following circumstances: (1) if the closing price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) if specified distributions to holders of our common stock occur, (3) if a fundamental change occurs or (4) during the period from, and including February 1, 2011 to, but excluding, the maturity date.  Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of notes a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate.  If the conversion value exceeds $1,000, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion.  If a holder elects to convert its notes in connection with a fundamental change, we will pay a make whole premium by increasing the conversion rate applicable to such notes.

The indenture under which the notes were issued provides that an event of default will occur if (i) we fail to pay the principal or fundamental change purchase price of any security, when they become due and payable under the terms of the agreement, (ii) we fail to pay interest on the notes and fail to cure such non-payment within 30 days, (iii) we fail to deliver when due all cash and shares of common stock deliverable upon conversion within 15 days, (iv) we fail to perform or observe any other term, covenant or agreement required of us in the indenture and the failure is not cured or waived within 60 days, or (v) we fail to pay the principal by the end of any applicable grace period or the acceleration of other indebtedness of the Company for borrowed money where the aggregate principal amount with respect to which the default or acceleration exceeds $25 million and the indebtedness has not been rescinded or annulled or the indebtedness repaid within a period of 30 days after receipt of notice of default, or the default is not cured, waived, rescinded or annulled.  If any of these events of default occurs, either the trustee or the holders of at least 25% of the outstanding notes may declare the principal amount of the notes to be due and payable.  In addition, an event of bankruptcy, insolvency or reorganization involving either the Company or any of our significant subsidiaries will constitute an event of default under the indenture and, in that case, the principal amount of the notes will automatically become due and payable.

In the event of a fundamental change, holders may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, to the fundamental change purchase date.

The carrying value of the convertible subordinated notes approximates fair value at April 1, 2006.

9.     STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

We have two Stock Option Plans and two non-employee Directors’ Stock Option Plans.  Under these plans, we may grant options to purchase up to an aggregate of 11,800,000 and 981,000 shares of common stock, respectively.  Employee options are generally exercisable between two to four years from the grant date at a price equal to the fair market value of the common stock on the date of the grant and generally vest 25% to 50% annually.  Director options are automatically granted to our non-employee directors.  Such directors initially receive a stock option for 24,000 shares exercisable over a three-year period.  Additionally, the non-employee directors receive an annual grant of 6,000 shares exercisable as to 50% of the shares on each anniversary from the date of grant.  Grants under employee plans expire six years from the original grant date and grants under director plans expire ten years from the original grant date.  In addition, each non-employee director receives an annual grant of 2,000 shares of restricted stock awards that vests on the third anniversary of the date of grant.

Restricted stock awards granted under our Stock Option Plans are independent of option grants and are subject to restrictions.  At April 1, 2006, we had 113,950 shares of restricted stock outstanding, all of which are subject to forfeiture if employment terminates prior to the release of restrictions, which is generally three years from the date of grant.  During this period, ownership of the shares cannot be transferred.  Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding.  The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

We have an Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period.  At April 1, 2006, 404,744 shares of our common stock were reserved for future issuance under the plan.

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

Effective October 2, 2005, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards.  We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods.  Under this transition method, stock-based compensation expense for the three and six months ended April 1, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures.  Stock-based compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  Under SFAS 123(R), the ESPP is considered a compensatory plan and we are required to recognize compensation cost for grants made under the ESPP.  We recognize compensation expense for all share-based payment awards on a straight-line basis over the respective requisite service period of the awards.

As a result of adopting SFAS 123(R) on October 2, 2005, our net income for the three and six months ended April 1, 2006 was $2.4 million and $4.3 million lower, respectively, than if we had continued to account for share-based compensation under APB 25.  Basic and diluted net income per share for the three months ended April 1, 2006 would have been $0.34 and $0.34, respectively, and would have been $0.71 and $0.70 for the six months ended April 1, 2006, respectively, had we not adopted SFAS 123(R).

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

Expected Volatility—Our computation of expected volatility for the quarter ended April 1, 2006 is based on historical volatility.

Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend—The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

The fair value of the Company’s stock options granted to employees for the three and six months ended April 1, 2006 and April 2, 2005 was estimated using the following weighted-average assumptions:

	Employee Stock Options Plans				Employee Stock Purchase Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Expected life in years	5.3	4.2	5.2	4.0	0.5	0.5	0.5	0.5
Expected volatility	36.3%	49.5%	36.3%	50.1%	34.8%	37.5%	34.1%	38.2%
Risk-free interest rate	4.6%	4.1%	4.6%	3.7%	4.2%	2.2%	4.1%	2.1%
Expected dividends	none	none	none	none	none	none	none	none
Weighted average fair value	$14.01	$13.38	$13.92	$12.28	$7.54	$6.37	$7.57	$6.44

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended April 1, 2006 (in thousands):

	Three Months Ended April 1, 2006	Six Months Ended April 1, 2006
Cost of sales	$289	$364
Research and development	679	1,175
Selling, general and administrative	2,720	5,196
Income tax benefit	(1,064)	(1,966)
	$2,624	$4,769

Total stock-based compensation cost capitalized as part of inventory during the three and six months ended April 1, 2006 were immaterial.  As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At April 1, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $13.1 million, net of estimated forfeitures of $0.9 million.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures.

At April 1, 2006, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $0.1 million.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows.  In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows.  During the six months ended April 1, 2006, we recorded less than $0.1 million of excess tax benefits as a financing cash inflow.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts and remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at October 1, 2005	4,785	$31.63
Granted	244	34.36
Exercised	(168)	27.50
Forfeitures and expirations	(634)	49.11
Outstanding at April 1, 2006	4,227	$29.33	3.4	$27,717

Vested and expected to vest at April 1, 2006	4,162	$29.32	3.4	$27,356

Exercisable at April 1, 2006	2,201	$31.64	2.4	$10,885

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 4.0 million options that were in-the-money at April 1, 2006.  During the three and six months ended April 1, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.6 million and $0.8 million, respectively, determined as of the date of option exercise.  During the three and six months ended April 2, 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $2.3 million and $0.8 million, respectively, determined as of the date of option exercise.

The following table summarizes our restricted stock award activity for the six months ended April 1, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at October 1, 2005	96	$33.43
Granted	20	33.65
Vested	—	—
Forfeited	(2)	33.18
Nonvested stock at April 1, 2006	114	33.47
Vested and expected to vest at April 1, 2006	113	$33.46

Pro-forma Disclosures

The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and six months period ended April 2, 2005 (in thousands, except per share amounts):

	Three Months Ended April 2, 2005	Six Months Ended April 2, 2005
Net income, as reported	$19,577	$24,965
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	2,961	6,883
Pro forma net income	$16,616	$18,082

Net income per share:
Basic – as reported	$0.64	$0.82
Basic – pro forma	$0.54	$0.59

Diluted – as reported	$0.63	$0.81
Diluted – pro forma	$0.53	$0.58

For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards, with forfeitures recognized as they occurred.

10.  COMMITMENTS AND CONTINGENCIES

Certain claims and lawsuits have been filed or are pending against us.  In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on our consolidated financial position or results of operations.

11. STOCKHOLDERS’ EQUITY

In September 2005, our Board of Directors authorized a share repurchase program of up to 1.5 million shares of our common stock.  Under the terms of the repurchase program, purchases may be made from time to time in both the open market and in private transactions, as conditions warrant.  The program will remain in effect through September 30, 2007, unless earlier terminated or completed.  On February 20, 2006, the repurchase program was placed on hold as a result of the announcement of our pending acquisition of Excel Technology.  During the six months ended April 1, 2006, we purchased and cancelled a total of 721,942 shares of our common stock for approximately $22.3 million.

12.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income, net of income taxes, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net income	$8,173	$19,577	$17,489	$24,965
Translation adjustment	4,717	(6,762)	2,586	9,134
Net gain (loss) on derivative instruments, net of taxes	3	(47)	5	(28)
Changes in unrealized losses on available-for-sale securities, net of taxes	23	(108)	(26)	(180)
Total comprehensive income	$12,916	$12,660	$20,054	$33,891

The following summarizes activity in accumulated other comprehensive income (loss) related to derivatives, net of income taxes, held by us (in thousands):

Balance, October 2, 2004	$(122)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	(28)
Balance, April 2, 2005	$(150)

Balance, October 1, 2005	$(114)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	5
Balance, April 1, 2006	$(109)

Accumulated other comprehensive income (net of tax) at April 1, 2006 is comprised of accumulated translation adjustments of $33.9 million, net loss on derivative instruments of $0.1 million and unrealized losses on available-for-sale securities of $0.4 million.  Accumulated other comprehensive income (net of tax) at October 1, 2005 is comprised of accumulated translation adjustments of $31.3 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.4 million.

13.  EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted stock.  Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options and awards and stock purchase contracts using the treasury stock method.

The following table presents information necessary to calculate basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Weighted average shares outstanding – basic	30,754	30,628	30,939	30,555
Dilutive effect of employee stock options and awards	562	484	457	436
Weighted average shares and equivalents – diluted	31,316	31,112	31,396	30,991

Net income	$8,173	$19,577	$17,489	$24,965

Net income per basic share	$0.27	$0.64	$0.57	$0.82
Net income per diluted share	$0.26	$0.63	$0.56	$0.81

A total of 2,034,276 and 2,623,000 potentially dilutive securities have been excluded from the dilutive share calculation for the three months ended April 1, 2006 and April 2, 2005, respectively, as their effect was anti-dilutive.  A total of 2,262,631 and 2,709,000 potentially dilutive securities have been excluded from the dilutive share calculation for the six months ended April 1, 2006 and April 2, 2005, respectively, as their effect was anti-dilutive

14.  INCOME TAXES

As a result of the consolidation of two of our entities in Japan, accumulated earnings which had previously been treated as permanently invested, became available for distribution.  As a result, we recognized a net tax benefit of approximately $1.8 million in the first quarter of fiscal 2006.  The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $110.8 million at April 1, 2006.  In addition to federal income taxes (which are not practicably determinable), withholding taxes of approximately $1.7 million would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

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

Photonics is now taking its place alongside electronics as a critical enabling technology for the twenty-first century.  In the field of photonics, the laser is the undisputed workhorse.  Consequently, the role of the laser is far-reaching in an ever more diverse set of applications.  Growth in these applications stems from two sources.  First, there are many applications where the laser is displacing conventional technology because it can do the job faster, better or more economically.  Second, there are also new applications where the laser is the enabling tool that makes the work possible.

Key laser applications include: microtechnologies and nanotechnology; semiconductor inspection; microlithography; measurement, test and repair of electronic circuits; medical and biotechnology; consumer electronics; industrial process and quality control; materials processing; imaging and printing; graphic arts display; and research and development.  In particular, ultraviolet (“UV”) lasers are profiting from the trend towards miniaturization, which is a driver of innovation and growth in many markets.  The short wavelength of lasers that emit light in the UV spectral region make it possible to produce extremely small structures—with maximum precision—consistent with the latest state-of—the-art technology.

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

Materials processing

The market for low to medium power lasers used in industrial material processing continues to expand, driven by the need for cost-effective manufacturing solutions for the cutting, joining, marking and engraving of non-metal materials.  A number of application areas are performing well.  These include marking/coding, flat bed cutting and engraving, and, in Asia, the production of capital equipment for apparel and leather goods manufacture.  Several factors are enabling us to gain market share in the materials process market.  First, we have developed an expanded portfolio of wavelengths, enabling optimum marking solutions for virtually every non-metal material type.  At the same time, the reliability of these products has increased, lowering the cost of ownership.  In addition, the acquisition of TuiLaser has brought about the Prisma family of lasers, which fill an important niche in the power spectrum.  Prisma lasers are the leading choice for coding images in the fast-growing ID card market and these lasers, which complement our existing offerings, will allow us to offer a more complete portfolio of products to our existing laser source customers and OEMs.

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

At April 1, 2006, we had $109.3 million of goodwill and purchased intangible assets on our condensed consolidated balance sheet.  At April 1, 2006, we had $151.3 million of property and equipment on our condensed consolidated balance sheet.  As no impairment indicators were present during the second quarter of fiscal 2006, we believe these values remain recoverable.

It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets.  In that event, impairment charges or shortened useful lives of certain long-lived assets could be required.

Inventory Valuation

We record our inventory at the lower of cost (computed on a first-in, first-out basis) or market.  We write-down our inventory to its estimated market value based on assumptions about future demand and market conditions.  Inventory write-downs are generally recorded within guidelines set by management when the inventory for a device exceeds 12 months of its estimated demand and when individual parts have been in inventory for greater than 12 months.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which could materially affect our future results of operations.  We write-down our demo inventory by amortizing the cost of demo inventory over a twenty month period starting from the fourth month after such inventory is placed in service.  Due to rapidly changing forecasts and orders, additional write-downs for excess or obsolete inventory, while not currently expected, could be required in the future.  In the event that alternative future uses of fully written down inventories are identified, we may experience better than normal profit margins when such inventory is sold.  Differences between actual results and previous estimates of excess and obsolete inventory could materially affect our future results of operations.

Warranty Reserves

We provide warranties on certain of our product sales (generally one year) and allowances for estimated warranty costs are recorded at the time of sale.  The determination of such allowances requires us to make estimates of product failure rates and expected costs to repair or replace the products under warranty.  We currently establish warranty reserves based on historical warranty costs for each product line.  If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”).  Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award.  Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected option life.  If actual forfeitures differ significantly from our estimates, adjustments to compensation cost may be required in future periods.

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

Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries either because such earnings are intended to be permanently reinvested or because foreign tax credits are available to offset any planned distributions of such earnings. As a result of the consolidation of two of our entities in Japan, accumulated earnings which had previously been treated as permanently invested, became available for distribution.  Accordingly, we recognized a net tax benefit of approximately $1.8 million in the first quarter of fiscal 2006.  The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $110.8 million at April 1, 2006.  In addition to federal income taxes (which are not practicably determinable), withholding taxes of approximately $1.7 million would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Three Months Ended
	April 1, 2006	April 2, 2005	Change	% Change
	(Dollars in thousands)

Bookings	$146,334	$129,350	$16,984	13.1%
Net sales	$145,988	$131,175	$14,813	11.3%
Gross profit as a percentage of net sales	43.7%	44.6%	(0.9)%	(2.0)%
Research and development as a percentage of net sales	13.2%	10.8%	2.4%	22.2%
Income before income taxes and minority interest	$12,468	$14,849	$(2,381)	(16.0)%
Cash provided by operating activities	$12,808	$18,414	$(5,606)	(30.4)%
Days sales outstanding in receivables	61.0	62.0	(1.0)	(1.6)%
Days sales outstanding in inventories	59.0	74.7	(15.7)	(21.0)%
Capital spending as a percentage of net sales	2.8%	2.8%	0.0%	0.0%

	Six Months Ended
	April 1, 2006	April 2, 2005	Change	% Change
	(Dollars in thousands)

Bookings	$277,993	$257,933	$20,060	7.8%
Net sales	$276,982	$257,197	$19,785	7.7%
Gross profit as a percentage of net sales	43.3%	42.8%	0.6%	1.3%
Research and development as a percentage of net sales	12.2%	11.1%	1.2%	10.5%
Income before income taxes and minority interest	$23,148	$22,827	$321	1.4%
Cash provided by operating activities	$33,330	$48,704	$(15,374)	(31.6)%
Capital spending as a percentage of net sales	2.9%	3.1%	(0.2)%	(5.6)%

Definitions and analysis of these performance indicators are as follows:

Bookings

Bookings represent orders expected to be shipped within 12 months.  Bookings are generally cancelable by our customers without substantial penalty and, historically, we generally have not experienced a significant rate of cancellation.

Second quarter bookings increased 13.1% and bookings for the six months ended April 1, 2006 increased 7.8% from the same periods one year ago.   For the quarter, increases in the microelectronics and OEM components and instrumentation markets were partially offset by decreases in the scientific and government programs, graphic arts and display and materials processing markets.  During the first six months of fiscal 2006, increases in the microelectronics, OEM components and instrumentation, graphic arts and display and materials processing markets were partially offset by decreases in the scientific and government programs market.

Microelectronics bookings increased significantly. We experienced record demand for lasers used in advanced packaging applications including via drilling and laser direct imaging. The two biggest drivers were high-density microvias for cell phone boards and flip-chip substrates for a variety of end use applications.  We also benefited from high utilization rates in 300mm fabs for logic and memory devices.  In addition, the shift to copper for the 65nm node led to an increase for lasers used in metrology applications.  Orders were also strong from semiconductor and FPD photomask writing and inspection applications and the wafer inspection application rebounded nicely from the previous quarter due to an increase in demand for solid-state lasers and higher service orders from the installed base.  Bookings in the FPD space were robust with a solid order stream for our new LSX annealing lasers and our high-powered CO2 lasers used in LCD glass cutting.

Bookings in the OEM components and instrumentation market increased due primarily to higher OEM medical orders.  Bookings for medical OEM lasers and components, especially those used in refractive surgery, were solid. We are completing the conversion to the ExiStar platform for the refractive market.  The instrumentation market was predictably slower following two quarters of strong bookings, with customers expressing interest in our Cube product line, which offers wavelength flexibility and an attractive total cost of ownership.  In addition, our high power green and yellow OPS prototypes are attracting attention from the medical and instrumentation customer base.

Bookings in the graphic arts and display market increased during the first six months of fiscal 2006, but decreased compared to the same quarter one year ago.  The current quarter decrease is primarily due to annual orders from several customers placed in the first quarter of fiscal 2006, rather than a change in market share or dynamics. The driver for our business is the expansion of highly configured infrared devices for high-volume printing.

Bookings in the materials processing market increased during the first six months of fiscal 2006, but decreased compared to the same quarter one year ago.  Carbon dioxide lasers used in marking, engraving and cutting again led bookings.  We again experienced an expected seasonal upswing in China.  We benefited from decreased cyclicality compared with previous years due to an overall growth in the marking and engraving markets over the past few quarters.  Our high-power CO2 lasers also saw strong performance this quarter with non-metal drilling and cutting end users experiencing a lift in end customer demand.

Bookings in the scientific and government programs market decreased due to lower Chameleon orders in the current quarter after several strong quarters.  This does not appear to be a market share issue, but rather a timing issue as some customers are awaiting funding and facility upgrades.   The lower Chameleon orders were partially offset by bookings for Verdi, Mira and custom lasers.  Geographically, Europe posted a record quarter, while the U.S. was substantially flat and Asia was down compared to the prior quarter.  The softness in Asia reflects lower orders in Japan following a record in the prior quarter.

Net Sales

Net sales include sales of lasers, precision optics, related accessories and service contracts.  Net sales for the second quarter and six months ended April 1, 2006 increased 11.3% and 7.7%, respectively, from the same periods one year ago.  For a more complete description of the reasons for changes in net sales refer to the “Results of Operations” section of this Form 10-Q.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the second quarter decreased to 43.7% from 44.6% in the same quarter one year ago. Gross profit percentage for the six months ended April 1, 2006 increased to 43.3% from 42.8% in the same period one year ago. For a more complete description of the reasons for changes in gross profit refer to the “Results of Operations” section of this Form 10-Q.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage increased to 13.2% from 10.8% in the second fiscal quarter and increased to 12.2% from 11.1% for the six months ended April 1, 2006 from the same quarter and during the first six month period one year ago, respectively.  For a more complete description of the reasons for changes in R&D percentage refer to the “Results of Operations” section of this Form 10-Q.

Net Cash Provided by Operating Activities

Net cash provided by operating activities shown on our Condensed Consolidated Statements of Cash Flows primarily represents the excess of cash collected from billings to our customers and other receipts, including tax refunds, over cash paid to our vendors for expenses and inventory purchases to run our business.  This amount represents cash generated by current operations to pay for equipment, technology, and other investing activities, to repay debt, to fund acquisitions and for other financing purposes.  We believe this is an important performance indicator because cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth.  We believe generating positive cash from operations is an indication that our products are achieving a high level of customer satisfaction and that we are appropriately monitoring our expenses, inventory levels and cash collection efforts.

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more cash flow available.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in receivables for the second quarter of fiscal 2006 decreased 1.0 days from the same quarter one year ago.  The improvement in DSO is primarily due to a lower volume of receivables with longer payment terms.

Days Sales Outstanding in Inventories

We calculate DSO in inventories as net inventories at the end of the period divided by net sales of the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in inventories indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more cash flow available.  The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in inventories for the second quarter of fiscal 2006 decreased 15.7 days from the same quarter one year ago primarily due to better management of inventory levels in relation to sales volumes, a $6.8 million charge for excess Lambda Physik inventories in the fourth quarter of fiscal 2005 (4.7 days) and the outsourcing of non-core production to contract manufacturers.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or modernizing our operations, including investments in technology.  Management monitors capital spending levels as such monitoring assists management in measuring our cash flows, net of capital expenditures.  Our capital spending percentage for both the current quarter and the same quarter one year ago was 2.8%.  Our capital spending percentage decreased to 2.9% from 3.1% in the six months ended April 1, 2006 compared to the same period one year ago primarily due to higher sales volumes in the first six months of fiscal 2006.  We anticipate that capital spending for fiscal 2006 will be approximately 4% to 5% of net sales.

SIGNIFICANT EVENTS

On February 21, 2006, we entered into a definitive agreement to acquire Excel Technology, Inc., a manufacturer of photonics-based solutions, consisting of laser systems and electro-optical components, primarily for industrial, commercial, and scientific applications. The acquisition will be an all-cash transaction at a price of $30.00 per share of Excel Technology, Inc. common stock, for a total approximate offer value of $376 million before fees and transaction costs. The completion of the acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the third fiscal quarter of 2006.

On March 10, 2006 we issued $200.0 million of 2.75% convertible subordinated notes due March 2011.  The notes are unsecured and subordinate to all existing and future senior debt.  The notes mature on March 1, 2011, unless earlier redeemed or converted.  Interest on the notes is payable in cash semi-annually in arrears on March 1 and September 1 of each year.  The notes may be converted, at the option of the holder, into shares of our common stock at a conversion rate of 26.1288 shares of our common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $38.27 per share, only under the following circumstances: (1) if the closing price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) if specified distributions to holders of our common stock occur, (3) if a fundamental change occurs or (4) during the period from, and including February 1, 2011 to, but excluding, the maturity date. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of notes a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If the conversion value exceeds $1,000, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. If a holder elects to convert its notes in connection with a fundamental change, we will pay a make whole premium by increasing the conversion rate applicable to such notes.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.3%	55.4%	56.7%	57.2%
Gross profit	43.7%	44.6%	43.3%	42.8%
Operating expenses:
Research and development	13.2%	10.8%	12.2%	11.1%
In-process research and development	—	—	0.2%	—
Selling, general and administrative	22.0%	21.9%	22.2%	22.2%
Restructuring, impairment and other charges (recoveries)	(0.1)%	(0.0)%	(0.0)%	0.1%
Amortization of intangible assets	1.6%	1.2%	1.7%	1.2%
Total operating expenses	36.7%	33.9%	36.3%	34.6%
Income from operations	7.0%	10.7%	7.0%	8.2%
Other income (expense):
Interest and dividend income	1.9%	0.8%	1.7%	0.8%
Interest expense	(0.4)%	(0.3)%	(0.3)%	(0.5)%
Foreign exchange gain (loss)	(0.7)%	0.2%	(0.6)%	0.1%
Other—net	0.7%	(0.1)%	0.6%	0.3%
Total other income, net	1.5%	0.6%	1.4%	0.7%
Income before income taxes and minority interest	8.5%	11.3%	8.4%	8.9%
Provision (benefit) for income taxes	2.9%	(3.6)%	2.1%	(0.8)%
Income before minority interest	5.6%	14.9%	6.3%	9.7%
Minority interest in subsidiaries’ losses, net of taxes	—	—	—	0.0%
Net income	5.6%	14.9%	6.3%	9.7%

Net income for the second quarter of fiscal 2006 was $8.2 million ($0.26 per diluted share) including $0.2 million in Excel Technology integration related costs. Second quarter 2006 results also included approximately $2.4 million of stock-based compensation expense as required by SFAS 123(R). Net income prior to fiscal 2006 did not include stock-based compensation expense under SFAS 123(R). Net income for the second quarter of fiscal 2005 was $19.6 million ($0.63 per diluted share) including a tax benefit from the reversal of a deferred tax valuation allowance of $9.6 million relating to Lambda Physik and a favorable adjustment of $0.3 million related to Lambda Physik’s previously communicated decision to discontinue future lithography investments. Net income for the first six months of fiscal 2006 was $17.5 million ($0.56 per diluted share) including a one-time tax benefit of approximately $1.8 million, a facility closure charge of $0.4 million, an in-process research and development (IPR&D) charge of $0.4 million associated with the purchase of the assets of Iolon during the first quarter of fiscal 2006 and $0.2 million in Excel Technology integration related costs. Results for the first six months of fiscal 2006 also included approximately $4.3 million of stock-based compensation expense as required by SFAS 123(R). Net income for the first six months of fiscal 2005 was $25.0 million ($0.81 per diluted share) including a tax benefit from the reversal of a deferred tax valuation allowance of $9.6 million related to our Lambda Physik segment and a tax benefit of $0.5 million related to federal tax law changes enacted in the first quarter of fiscal 2005, partially offset by a charge of $2.7 million related to our decision to discontinue future lithography investments.

NET SALES

The following tables sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales.

	Three Months Ended
	April 1, 2006		April 2, 2005
	Amount	Percentage of Total Net Sales	Amount	Percentage of Total Net Sales
	(Dollars in thousands)

Domestic	$42,659	29.2%	$44,141	33.7%
Foreign	103,329	70.8%	87,034	66.3%
Total	$145,988	100.0%	$131,175	100.0%

	Six Months Ended
	April 1, 2006		April 2, 2005
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)

Domestic	$89,198	32.2%	$89,070	34.6%
Foreign	187,784	67.8%	168,127	65.4%
Total	$276,982	100.0%	$257,197	100.0%

Net sales for the second quarter of fiscal 2006 increased by $14.8 million, or 11%, compared to the second quarter of fiscal 2005, with increases in the microelectronics, graphic arts and display, materials processing and OEM components and instrumentation markets partially offset by decreases in the scientific and government programs market. Net sales for the six months ended April 1, 2006 increased by $19.8 million, or 8%, compared to the same period one year ago, with increases in the microelectronics, graphic arts and display,  OEM components and instrumentation and materials processing markets partially offset by decreases in the scientific and government programs market.

The quarterly increase in the microelectronics market of $12.4 million, or 29%, is primarily due to higher sales in advanced packaging applications, including laser direct imaging and via drilling. Graphics arts and display market sales for the quarter  increased $4.5 million, or 72%, primarily due to individually addressable semiconductor bar shipments for reprographics applications. Sales in the material processing market increased $2.5 million, or 15%, primarily due to higher commercial laser shipments for non-metal cutting and marking applications. The increase in the OEM components and instrumentation market of $2.1 million, or 7%, is due primarily to higher sales to the medical market driven by the acquisition of TuiLaser in the third quarter of fiscal 2005. Quarterly scientific and government program sales decreased $6.7 million, or 19%, due to lower demand for pumping, measuring and advanced research applications used by university and government research groups.

The increase in the microelectronics market of $9.8 million, or 11%, during the first six months of fiscal 2006 is primarily due to higher sales in advanced packaging applications, including laser direct imaging and via drilling. Graphics arts and display market sales increased $7.9 million, or 68%, primarily due to individually addressable semiconductor bar shipments for reprographics applications. The increase in the OEM components and instrumentation market of $6.7 million, or 12%, during the first six months of fiscal 2006 is due primarily to higher sales to the medical market driven by the acquisition of TuiLaser in the third quarter of fiscal 2005. Sales in the material processing market increased $5.4 million, or 17%, primarily due to higher commercial laser shipments for non-metal cutting and marking applications. Scientific and government program sales decreased $10.0 million, or 15%, due to lower demand for pumping, measuring and advanced research applications used by university and government research groups.

We anticipate that our microelectronics and material processing markets will show the greatest growth potential in the future as feature sizes continue to shrink and new materials are introduced. The graphic arts market should also exhibit significant growth based upon the release of a highly differentiated product platform in this market. The OEM components and instrumentation  market is stronger due to the acquisition of TuiLaser and we believe this market will continue to be strong in the remainder of fiscal 2006. The scientific research and OEM components and instrumentation markets are projected to show more modest growth. Although we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

GROSS PROFIT

The gross profit rate decreased to 43.7% from 44.6% in the second fiscal quarter and increased to 43.3% from 42.8% for the six months ended April 1, 2006, compared to the same periods one year ago.

The second quarter 0.9% decrease in gross profit was primarily due to higher variances resulting from lower salvage recovery in the semiconductor business (2.9%) and a less favorable product mix with lower sales volumes of higher margin microelectronics products (0.7%), partially offset by lower warranty costs due to improving quality (1.0%) and lower other costs (1.7%) due to lower provisions for slow-moving lithography inventory and lower royalty expense.

The gross profit increase of 0.5% during the first six months of fiscal 2006 was primarily due to lower other costs (2.2%) due to lower lithography inventory provisions including the first quarter of 2005 lithography charge for write-downs of excess and obsolete inventories, charges related to government grants and exiting certain purchase commitments and lower royalty expense and lower warranty costs due to improving quality (0.4%), partially offset by higher variances due to lower salvage recovery in the semiconductor business (2.1%).

Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems and foreign currency fluctuations. We anticipate that our gross margin for the third quarter of fiscal 2006 will be in the range of 43.5% to 44.5% and that we will exit the fourth quarter of fiscal 2006 with a gross margin of 46%. We anticipate that the increase to 46% from the second quarter’s 43.7% will be accomplished primarily through leveraging fixed costs through volume, material cost reductions and improved cycle times and yields.

OPERATING EXPENSES:

	Three Months Ended
	April 1, 2006		April 2, 2005
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$19,263	13.2%	$14,175	10.8%
Selling, general and administrative	32,131	22.0%	28,765	21.9%
Restructuring, impairment and other charges (recoveries)	(90)	(0.1)%	(40)	(0.0)%
Amortization of intangible assets	2,335	1.6%	1,528	1.2%
Total operating expenses	$53,729	36.7%	$44,428	33.9%

	Six Months Ended
	April 1, 2006		April 2, 2005
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$33,881	12.2%	$28,476	11.1%
In-process research and development	690	0.2%	—	—
Selling, general and administrative	61,542	22.2%	57,137	22.2%
Restructuring, impairment and other charges (recoveries)	(90)	(0.0)%	260	0.1%
Amortization of intangible assets	4,641	1.7%	3,021	1.2%
Total operating expenses	$100,664	36.3%	$88,894	34.6%

Research and development (“R&D”) expenses increased $5.1 million, or 36%, and $5.4 million, or 19%, during the fiscal quarter and six months ended April 1, 2006 compared to the comparable periods one year ago. The second fiscal quarter increase is primarily due to higher headcount related and supplies and tooling spending on projects ($1.7 million) including spending associated with the “greening” of our products to comply with new European environmental directives,  lower net reimbursements from customers for development projects ($1.5 million), the acquisition of TuiLaser in the third quarter of fiscal 2005 ($1.1 million), $0.6 million of stock-based compensation expense under SFAS 123(R) and the acquisition of Iolon in the first quarter of fiscal 2006 ($0.8 million). The increase during the first six months of fiscal 2006 is primarily due to the acquisition of TuiLaser in the third quarter of fiscal 2005 ($2.3 million), lower net reimbursements from customers for development projects ($1.2 million), $1.1 million of stock-based compensation expense under SFAS 123(R), the acquisition of Iolon in the first quarter of fiscal 2006 ($0.9 million) and higher project spending on headcount, tooling and supplies ($0.7 million) including spending associated with the “greening” of our products to comply with new European environmental directives, partially offset by the lithography charge in the first quarter of fiscal 2005 ($0.6 million). We anticipate R&D expenses to be approximately 13% of net sales in the third quarter of fiscal 2006. While we expect R&D spending to remain high for a few more quarters due to the European greening initiatives and increased investment in the automated packaging of our OPS technology, we anticipate it will return to a more normal rate towards the end of the fourth quarter of fiscal 2006.

The in-process research and development (“IPR&D”) charge recognized in the six months ended April 1, 2006, resulted from our acquisition of Iolon. At the date of acquisition, we immediately charged $0.7 million to expense, representing purchased IPR&D related to a development project that had not yet reached technological feasibility and had no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the net cash flows from such project, and discounting the net cash flows back to its present value. At the time of the acquisition, the project was expected to be commercially viable in the second quarter of fiscal 2006 with $0.1 million of estimated expenditures to complete. The project was completed and products were shipped in the second quarter of fiscal 2006.

Selling, general and administrative (“SG&A”) expenses increased $3.4 million, or 12% during the second fiscal quarter of 2006 and $4.4 million, or 8% during the first six months of 2006, compared to the comparable periods one year ago. The second fiscal quarter increase was primarily due to $2.6 million of stock-based compensation expense under SFAS 123(R), higher charges due to higher gains on deferred compensation plan liabilities ($1.0 million), the acquisition of TuiLaser ($0.9 million) in the third quarter of fiscal 2005 and Excel integration costs of $0.3M, partially offset by lower headcount-related spending ($0.9 million), and lower facilities and facilities repair costs ($0.8 million). The increase during the first six months of fiscal 2006 was primarily due to $4.8 million of stock-based compensation expense under SFAS 123(R), the acquisition of TuiLaser ($1.8 million) in the third quarter of fiscal 2005, a facility closure charge of $0.7 million and Excel integration costs of $0.3 million, partially offset by lower headcount-related spending ($2.7 million) including the impact of consolidating Lambda Physik’s former operations in the U.S. and Japan into Coherent’s operations and lower facilities and facilities repair costs ($1.0 million). We anticipate SG&A expenses to be in the range of 21.0% to 22.0% of net sales in the third quarter of fiscal 2006.

Restructuring, impairment and other charges (recoveries) during the three and six months ended April 1, 2006 and April 2, 2005 were related to adjustments to the estimated contractual obligation for lease and other facility costs of a previously vacated building, net of estimated sublease income.

Amortization of intangible assets increased $0.8 million, or 53%, and $1.6 million, or 54%, in the second fiscal quarter and six months ended April 1, 2006 from the same periods one year ago. The increases were primarily due to amortization of intangibles related to our TuiLaser acquisition.

OTHER INCOME (EXPENSE)

Other income, net of other expense, increased $1.5 million and $2.1 million during the second quarter and six months ended April 1, 2006, respectively, compared to the comparable periods one year ago. The quarterly increase was primarily due to higher interest income ($1.7 million) as a result of higher returns and higher cash balances and higher investment gains, net of expenses, associated with our deferred compensation plans ($1.1 million), partially offset by higher foreign currency exchange net losses ($1.3 million). The increase during the first six months of fiscal 2006 was primarily due to higher interest income ($2.6 million) as a result of higher returns and higher cash balances, lower losses from Lambda

Physik’s investment in a joint venture ($0.7 million) and lower interest expense ($0.5 million) primarily due to principal payments made on our Star notes, repayments of loans in Lambda Physik and higher capitalized interest, partially offset by interest on the convertible subordinated notes; the increases were partially offset by $2.0 million higher foreign currency exchange net losses.

INCOME TAXES

The effective tax rate on income before minority interest for the second quarter of fiscal 2006 of 34.4% was lower than the statutory rate of 35.0% primarily due to increased use of export tax incentives and California R&D tax credits. The effective tax rate on income before minority interest for the six months ended April 1, 2006 of 24.4% was lower than the statutory rate of 35.0% primarily due to increased use of export tax incentives and California R&D tax credits, as well as a benefit of $1.8 million resulting from the consolidation of two entities in Japan. The effect of the consolidation resulted in accumulated earnings, which had previously been treated as permanently invested, becoming available for distribution.

The effective tax rate on income before minority interest for the second quarter of fiscal 2005 of (31.8%) was lower than the statutory rate of 35.0% primarily due to a benefit of $9.6 million related to the reversal of deferred tax valuation allowances at Lambda Physik. The effective tax rate on income before minority interest for the six months ended April 2, 2005 of (8.6%) was lower than the statutory rate of 35.0% primarily due to a benefit of $9.6 million related to the reversal of deferred tax valuation allowances at Lambda Physik and benefits from R&D tax credits, including benefits of federal tax law changes enacted in the first quarter of fiscal 2005.

MINORITY INTEREST IN SUBSIDIARIES (EARNINGS) LOSSES

Minority interest in subsidiaries’ losses in the six months ended April 2, 2005 related to our Lambda Physik subsidiary, which we completed the purchase of in the second quarter of fiscal 2005.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Historically, our primary source of cash has been provided through operations. Other recent sources of cash include proceeds from our convertible subordinated note offering, proceeds received from the sale of stock through employee stock option and purchase plans, as well as through other debt borrowings. Our historical uses of cash have primarily been for capital expenditures, acquisitions of businesses and payments of principal and interest on outstanding debt obligations. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our condensed consolidated statements of cash flows and the notes to condensed consolidated financial statements:

	Six Months Ended
	April 1, 2006	April 2, 2005
	(in thousands)
Net cash provided by operating activities	$33,330	$48,704
Sales of shares under employee stock plans	6,947	7,285
Net proceeds from convertible subordinated notes	194,888	—
Repurchase of common stock	(22,250)	—
Capital expenditures	(8,073)	(7,945)
Acquisition of businesses, net of cash acquired	(5,114)	(12,129)
Net payments on debt borrowings	—	(745)

Net cash provided by operating activities decreased by $15.4 million for the six months ended April 1, 2006 compared to the same period one year ago. The decrease was primarily due to lower cash flows from accounts receivable, partially offset by lower inventories. We believe that cash provided by operating activities will be adequate to cover our working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to primarily fund operations.

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

Additional sources of cash available to us included a multi-currency line of credit and bank credit facilities totaling $21.1 million as of April 1, 2006, of which $20.8 million was unused and available. These credit facilities were used in Europe during the first six months of fiscal 2006.

Our ratio of current assets to current liabilities was 6.5:1 at April 1, 2006 compared to 4.4:1 at October 1, 2005. The increase in our ratio from October 1, 2005 to April 1, 2006 is primarily due to increases in cash and cash equivalents due to the proceeds from our convertible subordinated note offering and increases in accounts receivable, partially offset by decreases in inventories, cash overdrafts and income taxes payable. Our cash position, short-term investments, working capital and debt obligations are as follows:

	April 1, 2006	October 1, 2005
	(in thousands)
Cash and cash equivalents	$353,294	$97,507
Short-term investments	75,842	133,407
Working capital	591,258	380,134
Total debt obligations	213,832	12,736

Debt Obligations and Restricted Cash, Cash Equivalents and Short-term Investments

In September 2003, we amended the notes used to finance our acquisition of Star Medical (“Star notes”) to eliminate all financial covenant requirements. In place of the covenants, the amendment requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account. At April 1, 2006, $15.2 million of current restricted cash and cash equivalents were related to the Star notes (see Note 8 “Current Obligations” in our Notes to Condensed Consolidated Financial Statements).

As part of our tender offer to purchase the remaining outstanding shares of Lambda Physik, we were required by local regulations to have funds available for the offer in an account located in Germany. As of April 1, 2006, we had $1.2 million restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik, which are included in non-current restricted cash and cash equivalents on our consolidated balance sheets. At April 1, 2006, we also had $1.4 million in non-current restricted cash related to outstanding long-term debt at a subsidiary.

In March 2006, we issued $200.0 million of 2.75% convertible subordinated notes due March 2011. The notes are unsecured and subordinate to all existing and future senior debt. The notes mature on March 1, 2011, unless earlier redeemed or converted. Interest on the notes is payable in cash semi-annually in arrears on March 1 and September 1 of each year. We intend to use the proceeds from the issuance of these notes to facilitate a portion of our proposed $376.0 million acquisition of Excel Technology, Inc.

The notes may be converted, at the option of the holder, into shares of our common stock at a conversion rate of 26.1288 shares of our common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $38.27 per share, only under the following circumstances: (1) if the closing price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) if specified distributions to holders of our common stock occur, (3) if a fundamental change occurs or (4) during the period from, and including February 1, 2011 to, but excluding, the maturity date. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of notes a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If the conversion value exceeds $1,000, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. If a holder elects to convert its notes in connection with a fundamental change, we will pay a make whole premium by increasing the conversion rate applicable to such notes.

The indenture under which the notes were issued provides that an event of default will occur if (i) we fail to pay when due the principal or fundamental change purchase price of any security, when they become due and payable under the terms of the agreement, (ii) we fail to pay interest on the notes and fail to cure such non-payment within 30 days, (iii) we fail to deliver when due all cash and shares of common stock deliverable upon conversion within 15 days, (iv) we fail to perform or observe any other term, covenant or agreement required of us in the indenture and the failure is not cured or waived within 60 days, or (v) we fail to pay the principal by the end of any applicable grace period or the acceleration of other indebtedness of the Company for borrowed money where the aggregate principal amount with respect to which the default or acceleration exceeds $25 million and the indebtedness has not been rescinded or annulled or the indebtedness repaid within a period of 30 days after receipt of notice of default, or the default is not cured, waived, rescinded or annulled. If any of these events of default occurs, either the trustee or the holders of at least 25% of the outstanding notes may declare the principal amount of the notes to be due and payable. In addition, an event of bankruptcy, insolvency or reorganization involving either the Company or any of our significant subsidiaries will constitute an event of default under the indenture and, in that case, the principal amount of the notes will automatically become due and payable.

In the event of a fundamental change, holders may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, to the fundamental change purchase date.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of  our Annual Report on Form
10-K/A for the fiscal year ended October 1, 2005. There have been no material changes in contractual obligations since October 1, 2005, with the exception of the issuance of $200.0 million of 2.75% convertible subordinated notes due March 2011. Information regarding our other financial commitments at April 1, 2006 is provided in the Notes to the Condensed Consolidated Financial Statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the six months ended April 1, 2006 was $33.3 million, which included net income of $17.5 million, depreciation and amortization of $17.8 million, stock-based compensation expense of $6.7 million, IPR&D of $0.7 million, increases in net deferred tax assets of $0.6 million and other items aggregating $0.1 million, partially offset by cash used by operating assets and liabilities of $10.1 million.

Cash provided by investing activities during the six months ended April 1, 2006 was $41.0 million, which included $57.6 million, net, proceeds from available-for-sale securities and other items aggregating $0.1 million, partially offset by $8.1 million used to acquire property and equipment, invest in information technology and improve buildings, $5.1 million used to purchase Iolon, $2.1 million of pre-acquisition costs related to the purchase of Excel and $1.4 million increase in restricted cash.

Cash provided by financing activities during the six months ended April 1, 2006 was $178.3 million, which included $200.0 million proceeds from our convertible subordinated notes offering, $6.9 million generated from our employee stock purchase and stock option plans and $1.4 million in long-term borrowings, partially offset by $22.2 million used to purchase common stock, $5.1 million of debt issuance costs associated with the convertible subordinated notes offering and a decrease in cash overdraft of $2.7 million.

Changes in exchange rates during the six months ended April 1, 2006 provided $3.2 million, primarily due to the weakening of the Japanese Yen, partially offset by the strengthening of the Euro in relation to the U.S. dollar.

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

•      fluctuations in our product mix;

•      foreign currency fluctuations;

•      commodity pricing, including increases in oil prices;

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

For the three and six months ended April 1, 2006, 71% and 68%, respectively, of net sales were derived from customers outside of the United States. For fiscal years 2005, 2004, and 2003, 65%, 61% and 61%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. The majority of our foreign sales occur through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign operations and sales are subject to a number of risks, including:

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

Provisions of our charter documents, Delaware law, our Common Shares Rights Plan, our Change-of-Control Severance Plan and our convertible notes may have anti-takeover effects that could prevent or delay a change in control.

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

Certain provisions of our convertible notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the notes will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes in integral multiples of $1,000. We may also be required to issue additional shares upon conversion or provide for conversion into the acquirer’s capital stock in the event of certain fundamental changes.

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

We may not be able to successfully integrate Excel Technology’s business with our business.

The realization of the benefits of the Excel Technology acquisition, if completed as currently anticipated, will depend in part on the successful integration of technology, operations and personnel. The integration process will be complex, time consuming and expensive and may disrupt our business if not completed in a timely and efficient manner. We cannot assure you that Excel Technology’s business can be successfully integrated in a timely manner or at all or that any of the anticipated benefits from the acquisition will be realized. Risks to the successful integration of Excel Technology with our company include:

•       the impairment of relationships with employees, customers and suppliers as a result of integration of management and other key personnel;

•       the potential disruption of our business and the distraction of our management;

•       the difficulty of incorporating the acquired technology and rights into the product offerings of our company; and

•       unanticipated expenses related to the integration of Excel Technology.

We may not succeed in addressing these risks or any other problems encountered in connection with the acquisition. Our inability to timely and efficiently achieve integration could result in a material adverse effect on our business, financial condition and results of operations.

Charges to earnings resulting from the application of the purchase method of accounting to the Excel Technology acquisition may adversely affect our results of operations.

In accordance with generally accepted accounting principles, we will account for the Excel Technology acquisition using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of our common stock following completion of the acquisition. Under the purchase method of accounting, we will allocate the total purchase price to Excel Technology’s net tangible and identifiable intangible assets based upon their estimated fair values at the acquisition date. The excess of the purchase price over net tangible and identifiable intangible assets will be recorded as goodwill. We will expense the portion of the estimated purchase price allocated to in-process research and development in the quarter in which the merger is completed. We will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization, in-process research and development and potential impairment charges could have a material impact on our results of operations.

The market price of our common stock may decline as a result of the acquisition of Excel Technology.

The market price of our common stock may decline as a result of the acquisition of Excel Technology if, among other things, the integration of the our business and Excel Technology’s business is unsuccessful, if the operational cost savings estimates are not realized, or if the transaction costs related to the acquisition of Excel Technology are greater than expected. The market price also may decline if we do not achieve the perceived benefits of the acquisition of Excel Technology as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisition of Excel Technology on our financial results is not consistent with the expectations of financial or industry analysts.

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

For the three and six months ended April 1, 2006, our research and development costs were $19.3 million (13% of net sales) and $33.9 million (12% of net sales), respectively. For our fiscal years 2005, 2004 and 2003, our research and development costs were $57.5 million (11% of net sales), $62.7 million (13% of net sales) and $51.0 million (13% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at April 1, 2006, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At April 1, 2006, the fair value of our available-for-sale debt securities was $92.0 million, of which $16.2 million was classified as cash and equivalents, $75.8 million was classified as short-term investments.

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

A hypothetical 10% appreciation of the forward adjusted U.S. dollar to April 1, 2006 market rates would decrease the unrealized value of our forward contracts by $6.8 million. Conversely, a hypothetical 10% depreciation of the forward adjusted U.S. dollar to April 1, 2006 market rates would decrease the unrealized value of our forward contracts by $5.3 million.

The following table provides information about our foreign exchange forward contracts at April 1, 2006. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued April 1, 2006 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Fair Value Hedges:
Euro	1.2092	$(57,197)	$(57,666)
British Pound Sterling	1.7486	(455)	(452)
Japanese Yen	114.2011	9,982	9,815
Canadian Dollar	1.1508	782	772
Korean Won	975.0000	226	227

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of April 1, 2006. In connection with the previously identified material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) noted below, we have modified our disclosure controls and procedures to confirm that the financial information and related disclosures fairly present our operating results and financial condition for the period presented. Based on our evaluation of these controls and procedures and the status of the previously reported material weakness, we have concluded that our disclosure controls and procedures were not effective as of April 1, 2006.

Changes in Internal Controls Over Financial Reporting

As previously disclosed in the Company’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2005, management determined that a material weakness existed in the Company’s internal controls over accounting and reporting for complex tax transactions as of December 31, 2005. Specifically, the Company did not accurately evaluate, review and report a non-routine and complex tax transaction related to the merger of two foreign entities. This deficiency in the operation of internal controls had no effect on any prior periods and was identified and corrected during the review of the interim financial statements as of December 31, 2005.

The Company has taken and is taking the following actions to address the material weakness in its tax function:

•       We have retained tax advisors and increased the level of involvement of external tax advisers to provide additional quality assurance, and

•       We will increase the level of review and discussion of significant tax matters and supporting documentation.

As the Company has not entered into any complex tax transactions during the quarter ended April 1, 2006, the Company has been unable to test its remediation efforts relating to the above mentioned control deficiency as of April 1, 2006. In light of the material weakness described above, we performed additional analysis and other post-closing procedures to ensure that the condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

PART II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended April 1, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2006 through January 28, 2006	226,071	$30.37	226,071	999,655
January 29, 2006 through February 25, 2006	221,597	$30.56	221,597	778,058
February 26 through April 1, 2006	—	—	—	778,058

(1)    In September 2005, our Board of Directors authorized a share repurchase program of up to 1.5 million shares of our common stock. Under the terms of the repurchase program, purchases may be made from time to time in both the open market and in private transactions, as conditions warrant. The repurchase program is expected to remain in effect through September 30, 2007, unless earlier terminated or completed. On February 20, 2006, the repurchase program was placed on hold as a result of the announcement of our pending acquisition of Excel Technology. During the three months ended April 1, 2006, we purchased and cancelled a total of 447,668 shares of our common stock for approximately $13.6 million.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on March 31, 2006. Proposals I, II and III were approved. The results are as follows:

Proposal I

The following directors were elected at the meeting to serve as directors for the ensuing year:

	For	Withheld
Bernard J. Couillaud	28,269,312	715,583
John R. Ambroseo	28,267,713	717,182
Charles W. Cantoni	28,189,778	795,117
John H. Hart	28,427,088	557,807
Robert J. Quillinan	27,763,394	1,221,501
Lawrence Tomlinson	28,425,513	559,392
Garry W. Rogerson	28,427,528	557,367
Sandeep Vij	28,589,735	395,160

Proposal II

The proposal to approve the amendment and restatement of the Company’s 1988 Director Stock Plan.

For	Against	Abstained
15,031,462	10,301,284	285,396

Proposal III

The proposal to ratify the appointment of Deloitte & Touche, LLP as the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2006.

For	Against	Abstained
28,592,410	381,143	11,342

The proposals above are described in detail in the Registrant’s definitive proxy statement filed on February 28, 2006 for the Annual Meeting of Stockholders held on March 31, 2006.

Item 6. EXHIBITS

Exhibit No.	Description

2.1*

Agreement and Plan of Merger by and among the registrant, Spider Acquisition Corporation and Excel Technology, Inc. dated February 20, 2006. (Previously filed as Exhibit 2.1 to Form 8-K filed on February 21, 2006).

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

10.1	Purchase Agreement dated March 7, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.2

Form of Lock-Up Agreement executed by Messrs. Couillard, Ambroseo, Cantoni, Hart, Tomlinson, Quillinan, Rogerson, Vij, Meissner, Spinelli, Victor, Bucek and Miller and Ms. Simonet with Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.3*

Indenture dated as of March 13, 2006 between the Company and U.S. Bank National Association, as Trustee (including form of 2.75% Convertible Subordinated Notes due 2011). (Previously filed as Exhibit 10.16 to Form 8-K on March 13, 2006).

10.4*	Registration Rights Agreement dated as of March 13, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Previously filed as Exhibit 10.17 to Form 8-K on March 13, 2006).

10.5	Supplementary Retirement Plan

10.6	Deferred Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

May 10, 2006	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2006	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1*

Agreement and Plan of Merger by and among the registrant, Spider Acquisition Corporation and Excel Technology, Inc. dated February 20, 2006. (Previously filed as Exhibit 2.1 to Form 8-K filed on February 21, 2006).

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

10.1	Purchase Agreement dated March 7, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.2

Form of Lock-Up Agreement executed by Messrs. Couillard, Ambroseo, Cantoni, Hart, Tomlinson, Quillinan, Rogerson, Vij, Meissner, Spinelli, Victor, Bucek and Miller and Ms. Simonet with Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.3*

Indenture dated as of March 13, 2006 between the Company and U.S. Bank National Association, as Trustee (including form of 2.75% Convertible Subordinated Notes due 2011). (Previously filed as Exhibit 10.16 to Form 8-K on March 13, 2006).

10.4*	Registration Rights Agreement dated as of March 13, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Previously filed as Exhibit 10.17 to Form 8-K on March 13, 2006).

10.5	Supplementary Retirement Plan

10.6	Deferred Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.