Form 10-Q
period 2006-07-01
COHERENT INC
filed 2006-08-09
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2006

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on August 2, 2006 was 31,252759 shares.

COHERENT, INC.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements included in or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements.  These statements are generally accompanied by words such as “trend,” “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “rely,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “forecast” or the negative of such terms, or other comparable terminology, including without limitation statements made under “Future Trends”, “Our Strategy”, discussions regarding our bookings and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Actual results of Coherent, Inc. (referred to herein as the Company, we, our or Coherent) may differ significantly from those projected in the forward-looking statements in this report.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections captioned “Future Trends,” “Risk Factors,” “Key Performance Indicators,” as well as any other cautionary language in this quarterly report.  We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

PART I.  FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	$149,524	$125,269	$426,506	$382,466
Cost of sales	82,697	68,589	239,664	215,763
Gross profit	66,827	56,680	186,842	166,703
Operating expenses:
Research and development	18,714	13,882	52,595	42,358
In-process research and development	—	1,577	690	1,577
Selling, general and administrative	33,827	28,855	95,369	85,991
Restructuring and other charges (recoveries)	187	(360)	97	(100)
Amortization of intangible assets	2,205	1,674	6,846	4,695
Total operating expenses	54,933	45,628	155,597	134,521
Income from operations	11,894	11,052	31,245	32,182
Other income (expense):
Interest and dividend income	4,815	1,341	9,441	3,389
Interest expense	(1,808)	(492)	(2,629)	(1,862)
Foreign exchange gain (loss)	453	(13)	(1,317)	229
Other—net	116	(112)	1,878	665
Total other income, net	3,576	724	7,373	2,421
Income before income taxes and minority interest	15,470	11,776	38,618	34,603
Provision for income taxes	4,619	2,131	10,278	173
Income before minority interest	10,851	9,645	28,340	34,430
Minority interest in subsidiaries’ losses, net of taxes	—	—	—	180
Net income	$10,851	$9,645	$28,340	$34,610

Net income per share:
Basic	$0.35	$0.31	$0.92	$1.13
Diluted	$0.34	$0.31	$0.90	$1.11

Shares used in computation
Basic	30,868	30,856	30,915	30,655
Diluted	31,592	31,454	31,461	31,133

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	July 1, 2006	October 1, 2005

ASSETS
Current assets:
Cash and cash equivalents	$421,005	$97,507
Restricted cash and cash equivalents	—	15,467
Short-term investments	42,427	133,407
Accounts receivable—net of allowances of $2,857 and $3,136, respectively	102,657	87,684
Inventories	106,139	102,730
Prepaid expenses and other assets	28,578	17,034
Deferred tax assets	44,005	37,892
Total current assets	744,811	491,721
Property and equipment, net	150,416	155,316
Restricted cash and cash equivalents	2,742	1,220
Goodwill	72,096	68,097
Intangible assets, net	38,694	42,186
Other assets, net	55,655	39,750
	$1,064,414	$798,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$12,736
Accounts payable	31,070	18,451
Income taxes payable	14,837	16,597
Other current liabilities	67,301	63,803
Total current liabilities	113,208	111,587
Long-term obligations	1,451	—
Other long-term liabilities	61,686	50,437
Convertible subordinated notes	199,733	—
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—31,232 shares and 31,173 shares, respectively	310	309
Additional paid-in capital	334,770	325,818
Notes receivable from stock sales	(324)	(324)
Accumulated other comprehensive income	45,623	30,846
Retained earnings	307,957	279,617
Total stockholders’ equity	688,336	636,266
	$1,064,414	$798,290

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	July 1, 2006	July 2, 2005
Cash flows from operating activities:
Net income	$28,340	$34,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,774	21,448
Amortization of intangible assets	6,846	4,695
Deferred income taxes	(2,784)	(7,645)
Stock-based compensation	10,146	262
Excess tax benefits from stock-based payment arrangements	(278)	—
Tax benefit from employee stock options	—	1,381
Purchased in-process research and development	690	1,577
Non-cash restructuring and other charges	97	3,061
Other	459	1,386
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,875)	18,367
Inventories	(901)	(5,310)
Prepaid expenses and other assets	(9,599)	(1,643)
Other assets	(2,009)	(781)
Accounts payable	11,914	562
Income taxes payable	456	67
Other current liabilities	(154)	(2,037)
Other long-term liabilities	711	2,921
Net cash provided by operating activities	50,833	72,921

Cash flows from investing activities:
Decrease in restricted cash and cash equivalents	13,725	23,644
Purchases of property and equipment	(12,884)	(12,139)
Proceeds from dispositions of property and equipment	1,167	455
Acquisition of businesses, net of cash acquired	(5,214)	(37,873)
Deferred business acquisition costs	(2,303)	—
Purchases of available-for-sale securities	(186,553)	(311,883)
Proceeds from sales and maturities of available-for-sale securities	277,533	282,718
Premiums paid on life insurance	—	(1,252)
Other – net	477	(489)
Net cash provided by (used in) investing activities	85,948	(56,819)

Cash flows from financing activities:
Proceeds received from issuance of convertible subordinated notes	200,000	—
Debt issuance costs	(5,567)	—
Long-term debt borrowings	1,387	—
Long-term debt payments	(12,741)	(14,366)
Cash overdrafts decrease	(474)	(2,292)
Sales of shares under employee stock plans	19,025	13,130
Repurchase of common stock	(22,250)	—
Collection of notes receivable from stock sales	—	434
Excess tax benefits from stock-based payment arrangements	278	—
Net cash provided by (used in) financing activities	179,658	(3,094)
Effect of exchange rate changes on cash and cash equivalents	7,059	(3,312)
Net increase in cash and cash equivalents	323,498	9,696
Cash and cash equivalents, beginning of period	97,507	87,659
Cash and cash equivalents, end of period	$421,005	$97,355

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,440	$2,126
Income taxes	$11,283	$8,566
Cash received during the period for:
Income taxes	$886	$2,474

Noncash investing and financing activities:
Portion of TuiLaser acquisition included in other current liabilities	—	$218
Portion of deferred business acquisition costs included in other current liabilities	$1,682	—
Deferred stock compensation	—	$3,181

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Coherent, Inc. (referred to herein as the Company, we, our or Coherent) consolidated financial statements and notes thereto filed on Form 10-K/A for the fiscal year ended October 1, 2005.  In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.

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

2.     ACQUISITIONS

Iolon, Inc.

On November 10, 2005, we acquired the assets of privately held Iolon, Inc. (Iolon) of San Jose, California for approximately $4.9 million in cash, net of acquisition costs of $0.1 million.  Iolon designs and manufactures optical components including widely tunable lasers and filters.  We intend to utilize the acquired technology in our core portfolio.  We have accounted for the acquisition of Iolon’s assets as a business combination and the operating results of Iolon have been included in our consolidated financial statements from the date of acquisition.  Our allocation is as follows (in thousands):

Tangible assets	$1,678
Goodwill	785
In-process research and development (IPR&D)	690
Intangible assets:
Existing technology	1,800
Total	$4,953

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

Excel Technology, Inc.

On February 21, 2006, we announced that we had entered into a definitive agreement to acquire Excel Technology, Inc. (“Excel Technology”) in an all-cash merger transaction. Pursuant to the agreement, each outstanding share of Excel Technology common stock will be exchanged for $30.00, for a total approximate offer value of $376.0 million, before fees and transaction costs.  The acquisition is subject to customary closing conditions, including regulatory approvals.  On July 7, 2006, the German Federal Cartel Office, or the FCO, notified us that the FCO has decided to extend its investigation into our acquisition of Excel as it relates to certain low-power range CO2 laser products. All other regulatory conditions to close, including US Department of Justice approval, have been satisfied.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”.  This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of EITF 06-03 will have on its financial position and results of operations.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	July 1, 2006
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$423,747	$—	$—	$423,747
Less: restricted cash and cash equivalents				(2,742)
Total cash and cash equivalents				$421,005

Short-term investments classified as available-for-sale:
U.S. government and agency obligations	$16,676	$149	$(164)	$16,661
State and municipal obligations	16,186	197	(78)	16,305
Corporate notes and obligations	9,366	168	(73)	9,461
Total short-term investments	$42,228	$514	$(315)	$42,427

	October 1, 2005
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$114,194	$—	$—	$114,194
Less: restricted cash and cash equivalents				(16,687)
Total cash and cash equivalents				$97,507

Short-term investments classified as available-for-sale:
Commercial paper	$992	$8	$—	$1,000
Certificates of deposit	1,000	8	—	1,008
U.S. government and agency obligations	53,646	365	(236)	53,775
State and municipal obligations	30,981	370	(23)	31,328
Corporate notes and obligations	46,128	293	(125)	46,296
Total short-term investments	$132,747	$1,044	$(384)	$133,407

At July 1, 2006, $1.4 million of our cash and cash equivalents were restricted pursuant to an outstanding long-term debt arrangement at a subsidiary and $1.3 million were restricted for remaining close out costs related to the purchase of the shares of Lambda Physik.  At October 1, 2005, $15.2 million of our cash and cash equivalents were restricted pursuant to our Star notes agreement (See Note 8), $1.2 million were restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik and $0.3 million were restricted for other purposes.

The amortized cost and estimated fair value of available-for-sale investments in debt securities at July 1, 2006 and October 1, 2005, classified as short-term investments on our condensed consolidated balance sheets were as follows (in thousands):

	July 1, 2006		October 1, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$29,236	$29,376	$90,865	$91,509
Due in 1 to 5 years	12,983	13,042	36,395	36,404
Due in 5 to 10 years	—	—	—	—
Due beyond 10 years	9	9	5,487	5,494
Total investments in available-for-sale debt securities	$42,228	$42,427	$132,747	$133,407

In the first nine months of fiscal 2006, we received proceeds totaling $130.4 million from the sale of available-for-sale securities and realized gross losses of $0.3 million.  In the first nine months of fiscal 2005, we received proceeds totaling $12.6 million from the sale of available-for-sale securities and realized gross losses of $0.1 million.

6.     INTANGIBLE ASSETS

Components of our amortizable intangible assets are as follows (in thousands):

	July 1, 2006			October 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$48,015	$(18,040)	$29,975	$45,359	$(14,018)	$31,341
Patents	9,181	(5,238)	3,943	8,669	(4,365)	4,304
Drawings	1,251	(1,251)	—	1,181	(1,043)	138
Order backlog	4,371	(4,371)	—	4,133	(2,766)	1,367
Customer lists	4,226	(1,657)	2,569	3,929	(1,309)	2,620
Trade name	2,133	(767)	1,366	1,958	(547)	1,411
Non-compete agreement	2,109	(1,268)	841	1,840	(835)	1,005
Total	$71,286	$(32,592)	$38,694	$67,069	$(24,883)	$42,186

Amortization expense for intangible assets for the three and nine months ended July 1, 2006 were $2.2 million and $6.8 million, respectively.  At July 1, 2006 estimated amortization expense for the remainder of fiscal 2006, the next five succeeding fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2006 (remainder)	$1,835
2007	7,194
2008	6,744
2009	6,265
2010	5,266
2011	4,257
Thereafter	7,133
Total	$38,694

7.     BALANCE SHEET DETAILS:

Inventories are as follows (in thousands):

	July 1, 2006	October 1, 2005
Purchased parts and assemblies	$19,490	$23,778
Work-in-process	54,409	48,036
Finished goods	32,240	30,916
Inventories	$106,139	$102,730

Prepaid expenses and other assets consist of the following (in thousands):

	July 1, 2006	October 1, 2005
Prepaid expenses and other	$25,049	$14,090
Prepaid and refundable income taxes	2,407	2,944
Prepaid debt issuance costs	1,122	—
Total prepaid expenses and other assets	$28,578	$17,034

Other assets, net consist of the following (in thousands):

	July 1, 2006	October 1, 2005
Assets related to deferred compensation arrangements	$22,149	$20,827
Deferred tax assets	23,837	17,134
Prepaid debt issuance costs	4,115	—
Other assets	5,554	1,789
Total other assets, net	$55,655	$39,750

Other current liabilities consist of the following (in thousands):

	July 1, 2006	October 1, 2005
Accrued payroll and benefits	$24,164	$24,915
Accrued expenses and other	24,068	17,939
Reserve for warranty	10,796	10,424
Deferred income	5,061	4,985
Customer deposits	1,400	3,043
Accrued restructuring charges	1,812	2,497
Total other current liabilities	$67,301	$63,803

In the first quarter of fiscal 2006, we exited our Fort Lauderdale, Florida facility and as a result, we recorded a facility closure charge of $0.6 million.  The facility closure charge included the estimated contractual obligations for lease and other facility costs, net of estimated sublease income.  During the nine month period ended July 1, 2006, we recorded $1.5 million of payments made against our accrued restructuring charges for remaining lease liabilities, which was partially offset by additional provisions of $0.2 million for remaining lease liabilities.  During the nine month period ended July 2, 2005, we recorded $1.1 million of payments made against the accrual.

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

Components of the reserve for warranty costs during the nine months of fiscal 2006 and 2005 were as follows (in thousands):

	July 1, 2006	July 2, 2005
Beginning balance	$10,424	$10,638
Additions related to current period sales	13,902	13,248
Warranty costs incurred in the current period	(13,641)	(12,122)
Adjustments to accruals related to prior period sales	111	(73)
Ending balance	$10,796	$11,691

Other long-term liabilities consist of the following (in thousands):

	July 1, 2006	October 1, 2005
Deferred compensation	$28,136	$25,120
Deferred tax liabilities	28,276	17,315
Deferred income	4,031	3,554
Other long-term liabilities	1,243	4,448
Total other long-term liabilities	$61,686	$50,437

8.     CURRENT AND LONG-TERM OBLIGATIONS

Star Notes

At October 1, 2005, our current portion of long-term obligations primarily consisted of our notes payable to finance our acquisition of Star Medical (Star notes).  The notes were repaid in full during the quarter ended July 1, 2006.

Convertible Subordinated Notes

In March 2006, we issued $200.0 million of 2.75% convertible subordinated notes due March 2011.  The notes are unsecured and subordinate to all existing and future senior debt.  The notes mature on March 1, 2011, unless earlier redeemed or converted.  Interest on the notes is payable in cash semi-annually in arrears on March 1 and September 1 of each year.

The notes may be converted, at the option of the holder, into shares of our common stock at an initial conversion rate of 26.1288 shares of our common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $38.27 per share, only under the following circumstances: (1) if the closing price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) if specified distributions to holders of our common stock occur, (3) if a fundamental change occurs or (4) during the period from, and including February 1, 2011 to, but excluding, the maturity date.  Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of notes a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value (as defined in the indenture for the notes) of the number of shares of our common stock equal to the conversion rate.  If the conversion value exceeds $1,000 on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion.  If a holder elects to convert its notes in connection with a fundamental change, we will pay a make whole premium by increasing the conversion rate applicable to such notes.  The conversion rate is subject to adjustment from time to time as set forth in the indenture for the notes.

The indenture under which the notes were issued provides that an event of default will occur if (i) we fail to pay the principal or fundamental change purchase price of any note when they become due and payable under the terms of the agreement, (ii) we fail to pay interest on the notes and fail to cure such non-payment within 30 days, (iii) we fail to deliver when due all cash and shares of common stock deliverable upon conversion and such failure continues for 15 days, (iv) we fail to perform or observe any other term, covenant or agreement required of us in the indenture and the failure is not cured or waived within 60 days after we receive notice of such failure, or (v) we fail to pay the principal by the end of any applicable grace period or the acceleration of other indebtedness of the Company for borrowed money where the aggregate principal amount with respect to which the default or acceleration exceeds $25 million and the acceleration has not been rescinded or annulled or the indebtedness repaid within a period of 30 days after receipt of notice of default, or the default is not cured, waived, rescinded or annulled.  If any of these events of default occurs, either the trustee or the holders of at least 25% of the outstanding notes may declare the principal amount of the notes to be due and payable.  In addition, an event of bankruptcy, insolvency or reorganization involving either the Company or any of our significant subsidiaries will constitute an event of default under the indenture and, in that case, the principal amount of the notes will automatically become due and payable.

In the event of a fundamental change, holders may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, to the fundamental change purchase date.

The carrying value of the convertible subordinated notes approximates fair value at July 1, 2006.

9.     STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

We have two Stock Option Plans and a non-employee Directors’ Stock Option Plan.  Under these plans, we may grant options to purchase up to an aggregate of 11,800,000 and 681,000 shares of common stock, respectively.  Employee options are generally exercisable between two to four years from the grant date at a price equal to the fair market value of the common stock on the date of the grant and generally vest 25% to 50% annually.  Grants under employee plans expire six years from the original grant date. Director options are automatically granted to our non-employee directors.  Such directors initially receive a stock option for 24,000 shares exercisable over a three-year period.  Additionally, the non-employee directors receive an annual grant of 6,000 shares exercisable as to 50% of the shares on each anniversary from the date of grant.  Grants under director plans expire ten years from the original grant date.  In addition, each non-employee director receives an annual grant of 2,000 shares of restricted stock awards that vests on the third anniversary of the date of grant.

Restricted stock awards granted under our Stock Option Plans are independent of option grants and are subject to restrictions.  At July 1, 2006, we had 301,912 shares of restricted stock outstanding, including 123,247 performance-based restricted stock awards, all of which are subject to forfeiture if employment terminates prior to the release of restrictions.   During this period, ownership of the shares cannot be transferred. The service-based restricted awards generally vest three years from the date of grant.  The performance-based restricted stock grants are subject to annual vesting over three years depending upon the achievement of performance measurements tied to the Company’s internal metrics for revenue growth and EBITDA percentage and is variable, so that the number of shares earned can range from 0% to 125% of the grant target for 2006 and 0% to 200% of the grant target for 2007 and 2008.   Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding.  The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

We have an Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period.  At July 1, 2006, 311,727 shares of our common stock were reserved for future issuance under the plan.

Adoption of SFAS 123(R)

Prior to October 2, 2005, our stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date.  Costs of restricted stock awards granted, determined to be the fair market value of the shares at the date of grant, have been recognized as compensation expense ratably over the respective vesting period.  The ESPP qualified as a non-compensatory plan under APB 25; therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.

Effective October 2, 2005, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards.  We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods.  Under this transition method, stock-based compensation expense for the three and nine months ended July 1, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures.  Stock-based compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  Under SFAS 123(R), the ESPP is considered a compensatory plan and we are required to recognize compensation cost for grants made under the ESPP.  We recognize compensation expense for all share-based payment awards on a straight-line basis over the respective requisite service period of the awards.

As a result of adopting SFAS 123(R) on October 2, 2005, our net income for the three and nine months ended July 1, 2006 was $1.9 million and $6.3 million lower, respectively, than if we had continued to account for share-based compensation under APB 25.  Basic and diluted net income per share were both $0.07 lower for the three months ended July 1, 2006, and $0.21 lower for the nine months ended July 1, 2006, than had we not adopted SFAS 123(R).

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

Expected Volatility—Our computation of expected volatility for the quarter ended July 1, 2006 is based on a combination of historical volatility and market-based implied volatility.

Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend—The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

The fair value of the Company’s stock options granted to employees for the three and nine months ended July 1, 2006 and July 2, 2005 was estimated using the following weighted-average assumptions:

	Employee Stock Options Plans				Employee Stock Purchase Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Expected life in years	4.5	2.9	4.9	3.7	0.5	0.5	0.5	0.5
Expected volatility	34.2%	40.2%	35.2%	46.8%	32.6%	32.6%	33.6%	36.4%
Risk-free interest rate	5.2%	3.7%	4.9%	3.7%	4.8%	2.9%	4.1%	2.3%
Expected dividends	none	none	none	none	none	none	none	none
Weighted average fair value	$11.93	$10.25	$12.92	$10.50	$8.72	$7.30	$7.98	$6.72

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended July 1, 2006 (in thousands):

	Three Months Ended July 1, 2006	Nine Months Ended July 1, 2006
Cost of sales	$422	$786
Research and development	406	1,581
Selling, general and administrative	2,597	7,793
Income tax benefit	(1,122)	(3,088)
	$2,303	$7,072

Total stock-based compensation cost capitalized as part of inventory during the three and nine months ended July 1, 2006 was immaterial.  As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At July 1, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $17.4 million, net of estimated forfeitures of $1.2 million.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.7 years and will be adjusted for subsequent changes in estimated forfeitures.

At July 1, 2006, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $0.5 million.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately four months.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows.  In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows.  During the nine months ended July 1, 2006, we recorded less than $0.3 million of excess tax benefits as a financing cash inflow.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts and remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at October 1, 2005	4,785	$31.63
Granted	506	33.29
Exercised	(539)	26.64
Forfeitures and expirations	(695)	49.42
Outstanding at July 1, 2006	4,057	$29.43	3.5	$20,129

Vested and expected to vest at July 1, 2006	3,967	$29.39	3.5	$19,880

Exercisable at July 1, 2006	2,867	$28.80	2.6	$16,509

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 3.6 million options that were in-the-money at July 1, 2006.  During the three and nine months ended July 1, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $3.8 million and $4.6 million, respectively, determined as of the date of option exercise.  During the three and nine months ended July 1, 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $1.3 million and $4.3 million, respectively, determined as of the date of option exercise.

The following table summarizes our restricted stock award activity for the nine months ended July 1, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at October 1, 2005	96	$33.43
Granted	209	32.94
Vested	—	—
Forfeited	(3)	33.18
Nonvested stock at July 1, 2006	302	33.09
Vested and expected to vest at July 1, 2006	236	$33.07

Pro-forma Disclosures

The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and nine month periods ended July 1, 2005 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	July 2, 2005	July 2, 2005
Net income, as reported	$9,645	$34,610
Add: stock based employee compensation expense included in reported net income under APB 25, net of related tax effects	100	100
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(2,131)	(9,014)
Pro forma net income	$7,614	$25,696

Net income per share:
Basic – as reported	$0.31	$1.13
Basic – pro forma	$0.25	$0.84

Diluted – as reported	$0.31	$1.11
Diluted – pro forma	$0.24	$0.83

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

11.  STOCKHOLDERS’ EQUITY

In September 2005, our Board of Directors authorized a share repurchase program of up to 1.5 million shares of our common stock.  Under the terms of the repurchase program, purchases may be made from time to time in both the open market and in private transactions, as conditions warrant.  The program will remain in effect through September 30, 2007, unless earlier terminated or completed.  On February 20, 2006, the repurchase program was placed on hold as a result of the announcement of our pending acquisition of Excel Technology.  During the nine months ended July 1, 2006, we purchased and cancelled a total of 721,942 shares of our common stock for approximately $22.3 million.

12.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income	$10,851	$9,645	$28,340	$34,610
Translation adjustment	12,171	(15,323)	14,757	(6,189)
Net gain (loss) on derivative instruments, net of taxes	—	34	5	6
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes	41	25	15	(155)
Total comprehensive income (loss)	$23,063	$(5,619)	$43,117	$28,272

The following summarizes activity in accumulated other comprehensive income (loss) related to derivatives, net of income taxes, held by us (in thousands):

Balance, October 2, 2004	$(122)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	6
Balance, July 2, 2005	$(116)

Balance, October 1, 2005	$(114)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	5
Balance, July 1, 2006	$(109)

Accumulated other comprehensive income (net of tax) at July 1, 2006 is comprised of accumulated translation adjustments of $46.1 million, net loss on derivative instruments of $0.1 million and unrealized losses on available-for-sale securities of $0.4 million.  Accumulated other comprehensive income (net of tax) at October 1, 2005 is comprised of accumulated translation adjustments of $31.3 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.4 million.

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

The following table presents information necessary to calculate basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Weighted average shares outstanding – basic	30,868	30,856	30,915	30,655
Dilutive effect of employee stock options and awards	724	598	546	478
Weighted average shares and equivalents – diluted	31,592	31,454	31,461	31,133

Net income	$10,851	$9,645	$28,340	$34,610

Net income per basic share	$0.35	$0.31	$0.92	$1.13
Net income per diluted share	$0.34	$0.31	$0.90	$1.11

A total of 1,090,360 and 1,188,000 potentially dilutive securities have been excluded from the dilutive share calculation for the three months ended July 1, 2006 and July 2, 2005, respectively, as their effect was anti-dilutive.  A total of 2,116,714 and 2,720,000 potentially dilutive securities have been excluded from the dilutive share calculation for the nine months ended July 1, 2006 and July 2, 2005, respectively, as their effect was anti-dilutive.  For the quarter ended July 1, 2006, our 2.75% convertible subordinated notes due 2011 had no impact on diluted EPS because the average stock price during the period was below $38.27 per share, and the convertible subordinated notes, if converted, would require only cash at settlement.

14.  INCOME TAXES

As a result of the consolidation of two of our entities in Japan, accumulated earnings which had previously been treated as permanently invested became available for distribution.  As a result, we recognized a net tax benefit of approximately $1.8 million in the first quarter of fiscal 2006.  The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $114.0 million at July 1, 2006.  In addition to federal income taxes (which are not practicably determinable), withholding taxes of approximately $1.8 million would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

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

Photonics is quickly becoming the critical enabler for a wide array of twenty-first century industries.  As a highly-concentrated energy source, lasers are applied to a variety of research and manufacturing situations because they can do the job faster, better or more economically than conventional technology.  Lasers are also enabling new applications that were previously not possible with conventional approaches.

Key laser applications include: microtechnologies and nanotechnology; semiconductor manufacturing; medical and biotechnology; consumer electronics; industrial processing and quality control; materials processing; imaging and printing; graphic arts display; and general research.  In particular, ultraviolet (“UV”) lasers are profiting from the trend towards miniaturization, which is a driver of innovation and growth in many markets.  The short wavelength of lasers that emit light in the UV spectral region make it possible to produce extremely small structures, with maximum precision, consistent with the latest state-of-the-art technology.

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

FUTURE TRENDS

Microelectronics

Lasers are currently a critical technology in many mass production applications and are expanding their presence as manufacturing processes evolve.  The drive to smaller, more tightly integrated, cost-effective electronic structures is spurring a high adoption rate for laser-based processes which are faster, more precise, cleaner, and more cost-effective.  We expect our strong presence in microelectronics to continue, with increasing adoption of solid-state, CO2 and excimer lasers that enable both next-generation performance improvements and reduced process costs.  In particular, we expect solid growth in advanced electronics packaging, solar cell, and flat panel display applications.

Graphic arts and display

This is a well-established market for diode lasers with three routes to market for our products — direct diode applications, diodes within our solid-state systems, and diodes sold into other solid-state laser systems.  The trend towards direct use of diode lasers is gaining increased acceptance as a cost enabler for creative new graphics, printing, and display applications.

Materials processing

Laser technology is well-established in industrial processes including cutting, welding, joining, drilling, marking, engraving, converting, and packaging.  Laser adoption is driven by new materials, processing speed and reliability, and cost-effective operation.

Our portfolio of wavelengths and output power, combined with the continuous reliability improvement of our products, positions us well in this market segment.  Growth areas for our CO2 and solid-state lasers include marking, engraving, converting, and packaging.

Scientific research and government programs

The scientific community uses lasers in a wide variety of experimental and research disciplines.  Often, the research performed using lasers at universities and research institutes is the genesis of innovative, laser-based products and processes, albeit sometimes years later.  Our leadership position with the scientific community continues to stimulate innovation and create opportunities for growth with applications in ultrashort pulses and in bio-research currently being the most active.

OEM components and instrumentation

The instrumentation market is seeing a gradual migration from the use of mature laser technologies, such as water-cooled ion lasers, to new laser technologies that allow more application flexibility and reduced instrument maintenance and footprint.  Using our unique portfolio of solid-state and semiconductor lasers and our patented OPS technology, we are able to both assist and stimulate this transition; however, the majority of these activities are still in the research and development stage and we expect only moderate impacts on the laser industry in the near-term, with increases expected in future years. Nevertheless, we anticipate greater future opportunities in microscopy, flow cytometry, lab-on-a-chip and DNA sequencing based on our product enhancements and evolving market developments.

OUR STRATEGY

We strive to develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our distinctive expertise in lasers and optical technologies.  In pursuit of our strategy, we intend to:

•            Leverage our technology portfolio and application engineering to lead the proliferation of photonics into broader markets — We will continue to identify opportunities in which our technology portfolio and application engineering can be used to offer innovative solutions and gain access to new markets.

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

At July 1, 2006, we had $110.8 million of goodwill and purchased intangible assets on our condensed consolidated balance sheet.  At July 1, 2006, we had $150.4 million of property and equipment on our condensed consolidated balance sheet.  As no impairment indicators were present during the third quarter of fiscal 2006, we believe these values remain recoverable.

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

Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries either because such earnings are intended to be permanently reinvested or because foreign tax credits are available to offset any planned distributions of such earnings. As a result of the consolidation of two of our entities in Japan, accumulated earnings which had previously been treated as permanently invested became available for distribution.  Accordingly, we recognized a net tax benefit of approximately $1.8 million in the first quarter of fiscal 2006.  The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $114.0 million at July 1, 2006.  In addition to federal income taxes (which are not practicably determinable), withholding taxes of approximately $1.8 million would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Three Months Ended
	July 1, 2006	July 2, 2005	Change	% Change
	(Dollars in thousands)

Bookings	$153,020	$123,194	$29,826	24.2%
Net sales	$149,524	$125,269	$24,255	19.4%
Gross profit as a percentage of net sales	44.7%	45.2%	(0.6)%	(1.2)%
Research and development as a percentage of net sales	12.5%	11.1%	1.4%	12.9%
Income before income taxes and minority interest	$15,470	$11,776	$3,694	31.4%
Cash provided by operating activities	$17,503	$24,217	$(6,714)	(27.7)%
Days sales outstanding in receivables	61.8	58.6	3.2	5.5%
Days sales outstanding in inventories	63.9	81.6	(17.7)	(21.7)%
Capital spending as a percentage of net sales	3.2%	3.3%	(0.1)%	(3.9)%

	Nine Months Ended
	July 1, 2006	July 2, 2005	Change	% Change
	(Dollars in thousands)

Bookings	$431,012	$381,127	$49,885	13.1%
Net sales	$426,506	$382,466	$44,040	11.5%
Gross profit as a percentage of net sales	43.8%	43.6%	0.2%	0.5%
Research and development as a percentage of net sales	12.3%	11.1%	1.3%	11.3%
Income before income taxes and minority interest	$38,618	$34,603	$4,015	11.6%
Cash provided by operating activities	$50,833	$72,921	$(22,088)	(30.3)%
Capital spending as a percentage of net sales	3.0%	3.2%	(0.2)%	(4.8)%

Definitions and analysis of these performance indicators are as follows:

Bookings

Bookings represent orders expected to be shipped within 12 months and services to be provided pursuant to service contracts.  While we generally have not experienced a significant rate of cancellation, bookings are generally cancelable by our customers without substantial penalty and, therefore, we can not assure all bookings will be converted to net sales.

Third quarter bookings increased 24.2% from the comparable prior year period and bookings for the nine months ended July 1, 2006 increased 13.1% from the same period one year ago.   For the quarter and the first nine months of fiscal 2006, bookings increases in the microelectronics, OEM components and instrumentation, materials processing and graphic arts and display markets were partially offset by a decrease in the scientific and government programs market.

Microelectronics bookings increased significantly from the comparable prior year period as there was sustained strong demand for lasers used in advanced packaging applications.   The biggest demand drivers were increased layer count and higher microvia densities in cell phone boards and capacity expansion for flip chip substrates.  In the laser direct imaging or LDI market, we are transitioning to a lower cost platform that should improve the adoption rate.  We received our first production orders for an emerging application in flex circuit manufacturing. There were also positive signals from the silicon scribing and dicing market, which had not yet contributed to growth in fiscal 2006.  Orders within the semiconductor capital equipment market, while sequentially lower, remain on pace for strong double digit year-on-year growth as compared from fiscal 2005 to fiscal 2006.   Current demand appears to be skewed towards memory rather than logic devices.  Bookings were strong in the photomask market for writing, inspection and repair in semiconductor and FPD applications.  Orders for metrology products benefited from the launch of new tools by certain customers and FPD annealing orders were strong for new systems and service spares.  All system orders were for our LSX Series lasers, which is the new standard in the market.  We have also received first orders for a new application in LCD and color filter manufacturing.

Bookings in the OEM components and instrumentation market increased from the comparable prior year period due primarily to higher OEM medical orders, partially due to the acquisition of TuiLaser in the third quarter of fiscal 2005.  Bookings for medical OEM lasers and components, especially those used in refractive surgery, were strong. Bioinstrumentation bookings for solid-state lasers were steady, but down slightly overall due to the retirement of a non-RoHS compliant ion laser platform.  We are fortifying our market position in bioinstrumentation through qualification on a number of soon-to-be-released platforms from multiple customers, all of which are using solid-state lasers. Market development remained on track as we qualified our Existar™ platform with another major ophthalmic company and we have shipped the first yellow OPS prototypes for use in photocoagulation.

Bookings in the materials processing market increased significantly on a sequential basis as well as from the comparable prior year period and reached a new all-time high for bookings in this market.  In the current quarter, the highest growth came from marking and cutting customers.  We also saw solid demand from textile applications, but lower engraving orders following an exceptional second fiscal quarter of 2006.  The overall market performance is consistent with global trends as well as internal predictions.  Improving the ROI for the customer is the key to growth and we can accomplish this through cost reductions associated with supply chain management, scale and reliability.  On a geographic basis, Europe had an outstanding quarter, while Asia and the U.S. met our expectations.

Bookings in the graphic arts and display market increased during the current quarter and nine months from the comparable prior year periods.  As in past quarters, bookings were led by configured infrared devices for use in high volume printing.  We also continue to see a transition from visible solid state lasers to visible diodes as the low power market strives to drive cost out of the system. Despite the modest growth numbers, rapid technological evolution, commoditization and a highly competitive end user environment make this a challenging market.  A recent example is the imaging market served by our individually addressable bar or IAB platform.  Pricing for platesetters has eroded significantly over the course of the last year causing manufacturers to focus much more on cost than performance. This transition will reduce demand for IAB’s in fiscal 2007 and beyond, although we do not believe there will be any impact to revenues in the fourth quarter of fiscal 2006.

Bookings in the scientific and government programs market decreased from the prior year but increased from the immediately preceding quarter.  Bookings decreased from the prior year period due to lower sales of custom lasers.    In particular, European vendors are offering a combination of aggressive performance specifications and deeply-discounted pricing. We continue to exercise financial discipline in pursuing business in this submarket. Bookings for the recently released Micra™ and Mira™ HP lasers, both of which filled gaps in our product portfolio, have begun.   On a geographic basis, bookings increased the U.S. and Asia from the second quarter of fiscal 2006. Europe bookings decreased in the current quarter following record bookings in that region during the second quarter of fiscal 2006.

Net Sales

Net sales include sales of lasers, precision optics, related accessories and service contracts.  Net sales for the third quarter and nine months ended July 1, 2006 increased 19.4% and 11.5%, respectively, from the same periods one year ago.  For a more complete description of the reasons for changes in net sales refer to the “Results of Operations” section of this Form 10-Q.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the third quarter decreased to 44.7% from 45.2% in the same quarter one year ago. Gross profit percentage for the nine months ended July 1, 2006 increased to 43.8% from 43.6% in the same period one year ago. For a more complete description of the reasons for changes in gross profit refer to the “Results of Operations” section of this Form 10-Q.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage increased to 12.5% from 11.1% in the third fiscal quarter and increased to 12.3% from 11.1% for the nine months ended July 1, 2006 from the same quarter and nine month period one year ago, respectively.  For a more complete description of the reasons for changes in R&D percentage refer to the “Results of Operations” section of this Form 10-Q.

Net Cash Provided by Operating Activities

Net cash provided by operating activities shown on our Condensed Consolidated Statements of Cash Flows primarily represents the excess of cash collected from billings to our customers and other receipts, over cash paid to our vendors for expenses and inventory purchases to run our business.  This amount represents cash generated by current operations to pay for equipment, technology, and other investing activities, to repay debt, to fund acquisitions and for other financing purposes.  We believe this is an important performance indicator because cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth.  We believe generating positive cash from operations is an indication that our products are achieving a high level of customer satisfaction and that we are appropriately monitoring our expenses, inventory levels and cash collection efforts.  For a more complete description of the reasons for changes in Net Cash Provided by Operating Activities refer to the “Liquidity and Capital Resources” section of this Form 10-Q.

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more cash flow available.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in receivables for the third quarter of fiscal 2006 increased 3.2 days from the same quarter one year ago.  The increase in DSO is primarily due to a higher concentration of sales toward the end of the quarter and the continued higher mix of international business.

Days Sales Outstanding in Inventories

We calculate DSO in inventories as net inventories at the end of the period divided by net sales of the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in inventories indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more cash flow available.  The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in inventories for the third quarter of fiscal 2006 decreased 17.7 days from the same quarter one year ago primarily due to better management of inventory levels in relation to sales volumes, a $6.8 million charge for excess Lambda Physik inventories in the fourth quarter of fiscal 2005 (4.9 days), the acquisition of TuiLaser in the third quarter of fiscal 2006 (2.5 days) including only one month’s sales for TuiLaser and the outsourcing of non-core production to contract manufacturers.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology.  Management monitors capital spending levels as such monitoring assists management in measuring our cash flows, net of capital expenditures.  Our capital spending percentage decreased to 3.2% for the current quarter from 3.3% for the same quarter one year ago.  Our capital spending percentage decreased to 3.0% from 3.2% in the nine months ended July 1, 2006 compared to the same period one year ago.  The decreases were primarily due to higher sales volumes in fiscal 2006.  We anticipate that capital spending for fiscal 2006 will be approximately 3% to 4% of net sales.

SIGNIFICANT EVENTS

On February 21, 2006, we entered into a definitive agreement to acquire Excel Technology, Inc., a manufacturer of photonics-based solutions, consisting of laser systems and electro-optical components, primarily for industrial, commercial, and scientific applications. The acquisition will be an all-cash transaction at a price of $30.00 per share of Excel Technology, Inc. common stock, for a total approximate offer value of $376 million before fees and transaction costs. The completion of the acquisition is subject to customary closing conditions, including regulatory approvals.  On July 7, 2006, the German Federal Cartel Office, or the FCO, notified us that the FCO has decided to extend its investigation into our acquisition of Excel as it relates to certain low-power range CO2 laser products. We intend to fully cooperate with the FCO in its continuing investigation. All other regulatory conditions to close, including US Department of Justice approval, have been satisfied.

On March 10, 2006 we issued $200.0 million of 2.75% convertible subordinated notes due March 2011.  The notes are unsecured and subordinate to all existing and future senior debt.  The notes mature on March 1, 2011, unless earlier redeemed or converted.  Interest on the notes is payable in cash semi-annually in arrears on March 1 and September 1 of each year.  The notes may be converted, at the option of the holder, into shares of our common stock at an initial conversion rate of 26.1288 shares of our common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $38.27 per share, only under the following circumstances: (1) if the closing price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) if specified distributions to holders of our common stock occur, (3) if a fundamental change occurs or (4) during the period from, and including February 1, 2011 to, but excluding, the maturity date. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of notes a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value (as defined in the indenture for the notes) of the number of shares of our common stock equal to the conversion rate. If the conversion value exceeds $1,000 on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. If a holder elects to convert its notes in connection with a fundamental change, we will pay a make whole premium by increasing the conversion rate applicable to such notes.  The conversion rate is subject to adjustment from time to time as set forth in the indenture for the notes.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.3%	54.8%	56.2%	56.4%
Gross profit	44.7%	45.2%	43.8%	43.6%
Operating expenses:
Research and development	12.5%	11.1%	12.3%	11.1%
In-process research and development	—	1.3%	0.2%	0.4%
Selling, general and administrative	22.6%	23.0%	22.4%	22.5%
Restructuring and other charges (recoveries)	0.1%	(0.3)%	0.0%	(0.0)%
Amortization of intangible assets	1.5%	1.3%	1.6%	1.2%
Total operating expenses	36.7%	36.4%	36.5%	35.2%
Income from operations	8.0%	8.8%	7.3%	8.4%
Other income (expense):
Interest and dividend income	3.2%	1.1%	2.2%	0.9%
Interest expense	(1.2)%	(0.4)%	(0.6)%	(0.5)%
Foreign exchange gain (loss)	0.3%	(0.0)%	(0.3)%	0.0%
Other —net	0.1%	(0.1)%	0.4%	0.2%
Total other income, net	2.4%	0.6%	1.7%	0.6%
Income before income taxes and minority interest	10.4%	9.4%	9.0%	9.0%
Provision for income taxes	3.1%	1.7%	2.4%	0.0%
Income before minority interest	7.3%	7.7%	6.6%	9.0%
Minority interest in subsidiaries’ losses, net of taxes	—	—	—	0.0%
Net income	7.3%	7.7%	6.6%	9.0%

Net income for the third quarter of fiscal 2006 was $10.9 million ($0.34 per diluted share) including a $0.6 million tax benefit from increased use of tax credits and $0.4 million in Excel Technology pre-merger integration related costs. Third quarter fiscal 2006 results also included approximately $2.3 million of stock-based compensation expense as required by SFAS 123(R). Net income prior to fiscal 2006 did not include stock-based compensation expense under SFAS 123(R). Net income for the third quarter of fiscal 2005 was $9.6 million ($0.31 per diluted share) including a tax benefit of $1.4 million from increased use of export tax incentives and R&D tax credits and a charge of $1.6 million for in-process research and development (IPR&D) related to our purchase of TuiLaser. Net income for the first nine months of fiscal 2006 was $28.3 million ($0.90 per diluted share) including a $2.4 million tax benefit from increased use of tax credits, $0.5 million in Excel Technology pre-merger integration related costs, a facility closure charge of $0.4 million and an IPR&D charge of $0.4 million associated with the purchase of the assets of Iolon during the first quarter of fiscal 2006. Results for the first nine months of fiscal 2006 also included approximately $6.6 million of stock-based compensation expense as required by SFAS 123(R). Net income for the first nine months of fiscal 2005 was $34.6 million ($1.11 per diluted share) including a tax benefit from the reversal of a deferred tax valuation allowance of $9.6 million related to our Lambda Physik business, a tax benefit of $1.4 million from increased use of export tax incentives and R&D tax credits and a tax benefit of $0.5 million related to federal tax law changes enacted in the first quarter of fiscal 2005, partially offset by a charge of $2.7 million related to our decision to discontinue future lithography investments and a charge of $1.6 million for in-process research and development (IPR&D) related to our purchase of TuiLaser.

NET SALES

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales.

	Three Months Ended
	July 1, 2006		July 2, 2005
	Amount	Percentage of Total Net Sales	Amount	Percentage of Total Net Sales
	(Dollars in thousands)
Domestic	$49,478	33.1%	$44,735	35.7%
Foreign	100,046	66.9%	80,534	64.3%
Total	$149,524	100.0%	$125,269	100.0%

	Nine Months Ended
	July 1, 2006		July 2, 2005
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)

Domestic	$138,676	32.5%	$133,805	35.0%
Foreign	287,830	67.5%	248,661	65.0%
Total	$426,506	100.0%	$382,466	100.0%

Net sales for the third quarter of fiscal 2006 increased by $24.3 million, or 19%, compared to the third quarter of fiscal 2005, with increases in the microelectronics, materials processing, OEM components and instrumentation and graphic arts and display markets partially offset by decreases in the scientific and government programs market. Net sales for the nine months ended July 1, 2006 increased by $44.0 million, or 12%, compared to the same period one year ago, with increases in the microelectronics, graphic arts and display, OEM components and instrumentation and materials processing markets partially offset by decreases in the scientific and government programs market.

The quarterly increase in the microelectronics market of $14.4 million, or 34%, is primarily due to higher sales in advanced packaging applications, including laser direct imaging and via drilling. Sales in the material processing market increased $4.1 million, or 26%, primarily due to higher commercial laser shipments for non-metal cutting and marking applications.  The increase in the OEM components and instrumentation market of $3.7 million, or 12%, is due primarily to higher sales to the medical market driven by the acquisition of TuiLaser in the third quarter of fiscal 2005. Graphics arts and display market sales for the quarter increased $3.2 million, or 43%, primarily due to individually addressable semiconductor bar shipments for reprographics applications. Quarterly scientific and government program sales decreased $1.2 million, or 4%, due to lower demand for pumping, measuring and advanced research applications used by university and government research groups.

The increase in the microelectronics market of $24.2 million, or 19%, during the first nine months of fiscal 2006 is primarily due to higher sales in advanced packaging applications, including laser direct imaging and via drilling as well as higher sales in semiconductor and micro materials processing applications. Graphics arts and display market sales increased $11.1 million, or 58%, primarily due to individually addressable semiconductor bar shipments for reprographics applications. The increase in the OEM components and instrumentation market of $10.4 million, or 12%, during the first nine months of fiscal 2006 is due primarily to higher sales to the medical market driven by the acquisition of TuiLaser in the third quarter of fiscal 2005. Sales in the material processing market increased $9.5 million, or 20%, primarily due to higher commercial laser shipments for non-metal cutting and marking applications. Scientific and government program sales decreased $11.2 million, or 11%, due to lower demand for pumping, measuring and advanced research applications used by university and government research groups.

Although we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.  We anticipate that net sales for the fourth quarter of fiscal 2006 will be 3% to 5% higher than current quarter net sales.

GROSS PROFIT

Our gross profit rate decreased to 44.7% from 45.2% in the third fiscal quarter and increased to 43.8% from 43.6% for the nine months ended July 1, 2006, compared to the same periods one year ago.

The third  fiscal quarter 0.5% decrease in gross profit from the prior year period was primarily due to (1) higher variances resulting from unusually high salvage recovery in the semiconductor business in the third quarter of fiscal 2005 (1.4%); (2) higher warranty costs due to timing of new product releases and product mix within the microelectronics market (0.8%); (3) the impact of stock-based compensation expense under SFAS 123(R) (0.3%); and (4) the revenue recognition of a low margin lithography EUV system  partially offset by higher volumes of higher margin microelectronics products (0.2%).  These decreases were partially offset by lower other costs (2.2%) due to lower provisions for slow-moving lithography inventory and lower royalty expense.

The gross profit increase of 0.2% during the first nine months of fiscal 2006 was primarily due to lower other costs (2.2%) due to lower lithography inventory provisions including the first quarter of 2005 lithography charge for write-downs of excess and obsolete inventories and lower royalty expense partially offset by higher variances due to unusually high salvage recovery in the semiconductor business in the third quarter of fiscal 2005 (1.9%) and the impact of stock-based compensation expense under SFAS 123(R) (0.2%).

Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations. We anticipate that our gross margin for the fourth quarter of fiscal 2006 will be in the range of 44.5% to 45.5%. We anticipate that any margin increase from the third quarter’s 44.7% will be accomplished primarily through leveraging fixed costs through volume, material cost reductions and improved cycle times and yields.

OPERATING EXPENSES:

	Three Months Ended
	July 1, 2006		July 2, 2005
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$18,714	12.5%	$13,882	11.1%
In-process research and development	—	—	1,577	1.3%
Selling, general and administrative	33,827	22.6%	28,855	23.0%
Restructuring and other charges (recoveries)	187	0.1%	(360)	(0.3)%
Amortization of intangible assets	2,205	1.5%	1,674	1.3%
Total operating expenses	$54,933	36.7%	$45,628	36.4%

	Nine Months Ended
	July 1, 2006		July 2, 2005
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$52,595	12.3%	$42,358	11.1%
In-process research and development	690	0.2%	1,577	0.4%
Selling, general and administrative	95,369	22.4%	85,991	22.5%
Restructuring and other charges (recoveries)	97	0.0%	(100)	(0.0)%
Amortization of intangible assets	6,846	1.6%	4,695	1.2%
Total operating expenses	$155,597	36.5%	$134,521	35.2%

Research and development (“R&D”) expenses increased $4.8 million, or 35%, and $10.2 million, or 24%, during the fiscal quarter and nine months ended July 1, 2006, respectively, compared to the comparable periods one year ago. The third fiscal quarter increase is primarily due to lower net reimbursements from customers for development projects ($1.8 million), higher headcount related costs and supplies and tooling spending on projects ($1.2 million) including spending associated with the “greening” of our products to comply with new European environmental directives, the acquisition of TuiLaser in the third quarter of fiscal 2005 ($0.7 million), the acquisition of Iolon in the first quarter of fiscal 2006 ($0.7 million) and $0.4 million of stock-based compensation expense under SFAS 123(R). The increase during the first nine months of fiscal 2006 is primarily due to the acquisition of TuiLaser in the third quarter of fiscal 2005 ($2.9 million), lower net reimbursements from customers for development projects ($2.6 million), higher project spending on headcount, tooling and supplies ($2.2 million) including spending associated with the “greening” of our products to comply with new European environmental directives, the acquisition of Iolon in the first quarter of fiscal 2006 ($1.6 million) and $1.5 million of stock-based compensation expense under SFAS 123(R), partially offset by the lithography charge in the first quarter of fiscal 2005 ($0.6 million). We anticipate R&D expenses to be approximately 12.5% of net sales in the fourth quarter of fiscal 2006.

The in-process research and development (“IPR&D”) charge recognized in the nine months ended July 1, 2006, resulted from our acquisition of Iolon. At the date of acquisition, we immediately charged $0.7 million to expense, representing purchased IPR&D related to a development project that had not yet reached technological feasibility and had no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the net cash flows from such project, and discounting the net cash flows back to its present value. At the time of the acquisition, the project was expected to be commercially viable in the third quarter of fiscal 2006 with $0.1 million of estimated expenditures to complete. The project was completed and products were shipped in the second quarter of fiscal 2006. The in-process research and development (“IPR&D”) charge recognized in the three and nine months ended July 2, 2005, resulted from our acquisition of TuiLaser.

Selling, general and administrative (“SG&A”) expenses increased $5.0 million, or 17% during the third fiscal quarter of 2006 and $9.4 million, or 11% during the first nine months of 2006, compared to the comparable periods one year ago. The third fiscal quarter increase was primarily due to $2.5 million of stock-based compensation expense under SFAS 123(R), higher headcount-related spending ($1.5 million) including commissions, Excel Technology pre-merger integration costs of $0.6 million and the acquisition of TuiLaser ($0.4 million) in the third quarter of fiscal 2005.   The increase during the first nine months of fiscal 2006 was primarily due to $7.8 million of stock-based compensation expense under SFAS 123(R), the acquisition of TuiLaser ($2.2 million) in the third quarter of fiscal 2005, Excel Technology pre-merger integration costs of $0.9 million and a facility closure charge of $0.7 million, partially offset by lower headcount-related spending ($1.4 million) including the impact of consolidating Lambda Physik’s former operations in the U.S. and Japan into Coherent’s operations and lower facilities and facilities repair costs ($1.1 million). We anticipate SG&A expenses to be in the range of 22.0% to 22.5% of net sales in the third quarter of fiscal 2006.

Restructuring and other charges (recoveries) during the three and nine months ended July 1, 2006 and July 2, 2005 were related to adjustments to the estimated contractual obligation for lease and other facility costs of a previously vacated building, net of estimated sublease income.

Amortization of intangible assets increased $0.5 million, or 32%, and $2.2 million, or 46%, in the third fiscal quarter and nine months ended July 1, 2006 from the same periods one year ago. The increases were primarily due to amortization of intangibles related to our TuiLaser acquisition.  We anticipate amortization of intangibles assets to be approximately $1.8 million in the fourth quarter of fiscal 2006.

OTHER INCOME (EXPENSE)

Other income, net of other expense, increased $2.9 million and $5.0 million during the third quarter and nine months ended July 1, 2006, respectively, compared to the comparable periods one year ago. The quarterly increase was primarily due to higher interest income ($3.5 million) as a result of higher returns and higher cash balances and higher foreign currency exchange net gains ($0.5 million), partially offset by higher interest expense ($1.3 million) primarily due to interest on the convertible subordinated notes.  The increase during the first nine months of fiscal 2006 was primarily due to higher interest income ($6.1  million) as a result of higher returns and higher cash balances and lower losses from Lambda Physik’s investment in a joint venture ($0.8 million), partially offset by $1.5 million higher foreign currency exchange net losses and higher interest expense ($0.8 million) primarily due to interest on the convertible subordinated notes net of interest due to principal payments made on our Star notes.

INCOME TAXES

The effective tax rate on income before minority interest for the third quarter of fiscal 2006 of 29.9% was lower than the statutory rate of 35.0% primarily due to the use of tax credits. The effective tax rate on income before minority interest for the nine months ended July 1, 2006 of 26.6% was lower than the statutory rate of 35.0% primarily due to the use of tax credits, as well as a benefit of $1.8 million resulting from the consolidation of two entities in Japan. The effect of the consolidation resulted in accumulated earnings, which had previously been treated as permanently invested, becoming available for distribution.

The effective tax rate on income before minority interest for the third quarter of fiscal 2005 of 18.1% was lower than the statutory rate of 35.0% primarily due to a benefit of $1.4 million resulting from the use of tax credits, partially offset by the non-deductibility of $1.6 million in IPR&D related to the TuiLaser acquisition.  The effective tax rate on income before minority interest for the nine months ended July 2, 2005 of 0.5% was lower than the statutory rate of 35.0% primarily due to a benefit of $9.6 million related to the reversal of deferred tax valuation allowances at Lambda Physik and benefits from the use of tax credits, including benefits of federal tax law changes enacted in the first quarter of fiscal 2005, partially offset by the non-deductibility of $1.6 million in IPR&D related to the TuiLaser acquisition.

MINORITY INTEREST IN SUBSIDIARIES (EARNINGS) LOSSES

Minority interest in subsidiaries’ losses in the nine months ended July 2, 2005 related to our Lambda Physik subsidiary, which we completed the purchase of in the second quarter of fiscal 2005.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Historically, our primary source of cash has been provided through operations. Other recent sources of cash include proceeds from our convertible subordinated note offering, proceeds received from the sale of stock through employee stock option and purchase plans, as well as through other debt borrowings. Our historical uses of cash have primarily been for capital expenditures, acquisitions of businesses, payments of principal and interest on outstanding debt obligations and the repurchase of our common stock. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our condensed consolidated statements of cash flows and the notes to condensed consolidated financial statements:

	Nine Months Ended
	July 1, 2006	July 2, 2005
	(in thousands)
Net cash provided by operating activities	$50,833	$72,921
Sales of shares under employee stock plans	19,025	13,130
Net proceeds from convertible subordinated notes	194,433	—
Repurchase of common stock	(22,250)	—
Capital expenditures	(12,884)	(12,139)
Acquisition of businesses, net of cash acquired	(5,214)	(37,873)
Net payments on debt borrowings	(12,741)	(14,366)

Net cash provided by operating activities decreased by $22.1 million for the nine months ended July 1, 2006 compared to the same period one year ago. The decrease was primarily due to lower cash flows from accounts receivable resulting from sales growth, partially offset by higher accounts payable. We believe that cash provided by operating activities will be adequate to cover our working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to primarily fund operations.

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

Additional sources of cash available to us included a multi-currency line of credit and bank credit facilities totaling $22.1 million as of July 1, 2006, of which $22.0 million was unused and available. These credit facilities were used in Europe during the first nine months of fiscal 2006.

Our ratio of current assets to current liabilities was 6.6:1 at July 1, 2006 compared to 4.4:1 at October 1, 2005. The increase in our ratio from October 1, 2005 to July 1, 2006 is primarily due to increases in cash and cash equivalents due to the proceeds from our convertible subordinated note offering, increases in accounts receivable, decreases in the current portion of long-term debt obligations and increases in inventories, partially offset by increases in accounts payable. Our cash position, short-term investments, working capital and debt obligations are as follows:

	July 1, 2006	October 1, 2005
	(in thousands)
Cash and cash equivalents	$421,005	$97,507
Short-term investments	42,427	133,407
Working capital	631,603	380,134
Total debt obligations	201,184	12,736

Debt Obligations and Restricted Cash, Cash Equivalents and Short-term Investments

In September 2003, we amended the notes used to finance our acquisition of Star Medical (“Star notes”) to eliminate all financial covenant requirements. In place of the covenants, the amendment requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account. At July 1, 2006, we had no current restricted cash and cash equivalents related to the Star notes as the notes were paid in full during the quarter ended July 1, 2006. (See Note 8 “Current and

Long-Term Obligations” in our Notes to Condensed Consolidated Financial Statements).

As part of our tender offer to purchase the remaining outstanding shares of Lambda Physik, we were required by local regulations to have funds available for the offer in an account located in Germany. As of July 1, 2006, we had $1.3 million restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik, which are included in non-current restricted cash and cash equivalents on our consolidated balance sheets. At Ju1y 1, 2006, we also had $1.4 million in non-current restricted cash related to outstanding long-term debt at a subsidiary.

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

The notes may be converted, at the option of the holder, into shares of our common stock at an initial conversion rate of 26.1288 shares of our common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $38.27 per share, only under the following circumstances: (1) if the closing price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) if specified distributions to holders of our common stock occur, (3) if a fundamental change occurs or (4) during the period from, and including February 1, 2011 to, but excluding, the maturity date.  Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of notes a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value (as defined in the indenture for the notes) of the number of shares of our common stock equal to the conversion rate.  If the conversion value exceeds $1,000 on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion.  If a holder elects to convert its notes in connection with a fundamental change, we will pay a make whole premium by increasing the conversion rate applicable to such notes.  The conversion rate is subject to adjustment from time to time as set forth in the indenture for the notes.

The indenture under which the notes were issued provides that an event of default will occur if (i) we fail to pay the principal or fundamental change purchase price of any note when they become due and payable under the terms of the agreement, (ii) we fail to pay interest on the notes and fail to cure such non-payment within 30 days, (iii) we fail to deliver when due all cash and shares of common stock deliverable upon conversion and such failure continues for 15 days, (iv) we fail to perform or observe any other term, covenant or agreement required of us in the indenture and the failure is not cured or waived within 60 days after we receive notice of such failure, or (v) we fail to pay the principal by the end of any applicable grace period or the acceleration of other indebtedness of the Company for borrowed money where the aggregate principal amount with respect to which the default or acceleration exceeds $25 million and the acceleration has not been rescinded or annulled or the indebtedness repaid within a period of 30 days after receipt of notice of default, or the default is not cured, waived, rescinded or annulled.  If any of these events of default occurs, either the trustee or the holders of at least 25% of the outstanding notes may declare the principal amount of the notes to be due and payable.  In addition, an event of bankruptcy, insolvency or reorganization involving either the Company or any of our significant subsidiaries will constitute an event of default under the indenture and, in that case, the principal amount of the notes will automatically become due and payable.

In the event of a fundamental change, holders may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, to the fundamental change purchase date.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of  our Annual Report on Form
10-K/A for the fiscal year ended October 1, 2005. There have been no material changes in contractual obligations since October 1, 2005, with the exception of the issuance of $200.0 million of 2.75% convertible subordinated notes due March 2011. Information regarding our other financial commitments at July 1, 2006 is provided in the Notes to the Condensed Consolidated Financial Statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the nine months ended July 1, 2006 was $50.8 million, which included net income of $28.3 million, depreciation and amortization of $26.6 million, stock-based compensation expense of $10.1 million, IPR&D of $0.7 million, and other items aggregating $0.3 million, partially offset by cash used by operating assets and liabilities of $12.4 million and decreases in net deferred tax assets of $2.8 million.

Cash provided by investing activities during the nine months ended July 1, 2006 was $85.9 million, which included $91.0 million, net, proceeds from available-for-sale securities, $13.7 million decrease in restricted cash primarily due to the payoff of the Star notes, $1.2 million proceeds from dispositions of property and equipment and other items aggregating $0.4 million, partially offset by $12.9 million used to acquire property and equipment, invest in information technology and improve buildings, $5.2 million used to purchase Iolon and $2.3 million of pre-acquisition costs related to the purchase of Excel Technology.

Cash provided by financing activities during the nine months ended July 1, 2006 was $179.7 million, which included $200.0 million proceeds from our convertible subordinated notes offering, $19.0 million generated from our employee stock purchase and stock option plans, $1.4 million in long-term borrowings and other items of $0.3 million, partially offset by $22.2 million used to purchase common stock, $12.7 million long-term debt repayments, $5.6 million of debt issuance costs associated with the convertible subordinated notes offering and a decrease in cash overdraft of $0.5 million.

Changes in exchange rates during the nine months ended July 1, 2006 provided $7.1 million, primarily due to the strengthening of the Euro, partially offset by the weakening of the Japanese Yen, in relation to the U.S. dollar.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”.  This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of EITF 06-03 will have on its financial position and results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

A portion of our investment portfolio is composed of income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at July 1, 2006, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At July 1, 2006, the fair value of our available-for-sale debt securities was $42.4 million, all of which were classified as short-term investments.

Interest rate fluctuations affect the fair market value of our 2.75% convertible subordinated notes, but, with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.

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

A hypothetical 10% appreciation of the forward adjusted U.S. dollar to July 1, 2006 market rates would decrease the unrealized value of our forward contracts by $8.2 million. Conversely, a hypothetical 10% depreciation of the forward adjusted U.S. dollar to July 1, 2006 market rates would decrease the unrealized value of our forward contracts by $6.8 million.

The following table provides information about our foreign exchange forward contracts at July 1, 2006. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued July 1, 2006 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Fair Value Hedges:
Euro	1.2331	$(67,699)	$(70,572)
British Pound Sterling	1.8024	(1,577)	(1,618)
Japanese Yen	114.6999	9,416	9,542
Canadian Dollar	1.1082	1,308	1,305
Korean Won	968.0432	398	407

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of July 1, 2006. In connection with the previously identified material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) noted below, we have modified our disclosure controls and procedures to confirm that the financial information and related disclosures fairly present our operating results and financial condition for the period presented. Based on our evaluation of these controls and procedures and the status of the previously reported material weakness, we have concluded that our disclosure controls and procedures were not effective as of July 1, 2006.

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

The Company has taken and is taking the following actions to address the material weakness in its tax function:

•  We have retained tax advisors and increased the level of involvement of external tax advisers to provide additional quality assurance, and

•  We have increased the level of review and discussion of significant tax matters and supporting documentation.

As the Company has not entered into any complex tax transactions during the quarter ended July 1, 2006, the Company has been unable to test its remediation efforts relating to the above mentioned control deficiency as of July 1, 2006. In light of the material weakness described above, we performed additional analysis and other post-closing procedures to ensure that the condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

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

For the three and nine months ended July 1, 2006, 67% and 67%, respectively, of net sales were derived from customers outside of the United States. For fiscal years 2005, 2004, and 2003, 65%, 61% and 61%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. The majority of our foreign sales occur through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign operations and sales are subject to a number of risks, including:

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

Adverse resolution of litigation may harm our operating results or financial condition.

We are exposed to lawsuits in the normal course of our business, including for product liability claims if personal injury or death occurs from the use of our products.  While we typically maintain customary levels of business insurance, litigation can be expensive, lengthy, and disruptive to normal business operations. We may not, however, be able to secure insurance coverage on terms acceptable to us in the future.  Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit, including a recall or redesign of products if ultimately determined to be defective, could have a material adverse effect on our business, operating results, or financial condition.

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

For example, in markets where there are a limited number of customers, such as the microelectronics market, competition is particularly intense.

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

•       potential loss of key employees, particularly those of the purchased organizations; and

•       the failure to complete acquisitions after signing definitive agreements.

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

Changes in tax rates, tax liabilities or tax accounting rules could affect future results.

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine worldwide tax liabilities.  Our future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws. For example, recent U.S. legislation governing taxation of extraterritorial income (“ETI”) repealed certain export subsidies that were prohibited by the World Trade Organization and enacted different tax provisions. These new tax provisions are not expected to fully offset the loss of the repealed tax provisions and, as a result, our U.S. tax liability may increase. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service and other tax authorities.  We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our results of operations.  For example, we are currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

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

If the Excel Technology acquisition is not consummated, we will have broad discretion on the use of proceeds from our recent note offering.

We intend to use the net proceeds from the offering of the notes to fund a portion of the cash purchase price of the Excel Technology acquisition. However, the Excel Technology acquisition is subject to the satisfaction or waiver of certain conditions, some of which are beyond our control, and the note offering was not conditioned on the consummation of the Excel Technology acquisition. There can be no assurances that the Excel Technology acquisition will occur on the terms set forth in the Merger Agreement or at all. If the Excel Technology acquisition is not consummated, we intend to use the proceeds of the note offering for working capital and other general corporate purposes, including possible future acquisitions. Therefore, our management would have broad discretion as to the use of the net proceeds from the note offering.

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

For the three and nine months ended July 1, 2006, our research and development costs were $18.7 million (13% of net sales) and $52.6 million (12% of net sales), respectively. For our fiscal years 2005, 2004 and 2003, our research and development costs were $57.5 million (11% of net sales), $62.7 million (13% of net sales) and $51.0 million (13% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

10.1* †	2001 Stock Plan Amended Stock Option Agreement. (Previously filed as Exhibit 10.01 to Form 8-K on April 5, 2006).

10.2†	Form of Restricted Stock Agreement.

10.3†	Form of Notice of Grant of Award and Award Agreement.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.
†	Indicates a management contract, compensatory plan, contract or arrangement in which directors or executive officers may participate.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

August 9, 2006	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2006	/s/:	HELENE SIMONET
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

10.1* †	2001 Stock Plan Amended Stock Option Agreement. (Previously filed as Exhibit 10.01 to Form 8-K on April 5, 2006).

10.2†	Form of Restricted Stock Agreement.

10.3†	Form of Notice of Grant of Award and Award Agreement.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.
†	Indicates a management contract, compensatory plan, contract or arrangement in which directors or executive officers may participate.