Form 10-K
period 2006-09-30
COHERENT INC
filed 2007-12-11
CIK 21510

Use these links to rapidly review the document
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-5255

COHERENT, INC.

Delaware (State or other jurisdiction of incorporation or organization)	94-1622541 (I.R.S. Employer Identification No.)
5100 Patrick Henry Drive, Santa Clara, California (Address of principal executive offices)	95054 (Zip Code)

Registrant's telephone number, including area code: (408) 764-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value (Including associated Common Stock Purchase Rights)	Name of each exchange on which registered The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of November 27, 2007, 31,546,990 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported by the NASDAQ National Market System on March 31, 2007) of Coherent, Inc., held by nonaffiliates was $806,431,289. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I.

        This Annual Report contains forward-looking statements. These forward-looking statements include, without limitation, statements regarding our future:

  •
  net sales;
  •
  results of operations;
  •
  gross profits;
  •
  access to new markets;
  •
  research and development projects and expenses;
  •
  selling, general and administrative expenses;
  •
  optimization of financial returns;
  •
  warranty reserves;
  •
  legal proceedings;
  •
  claims against third parties for infringement of our proprietary rights;
  •
  liquidity and sufficiency of existing cash, cash equivalents and short-term investments for near-term requirements;
  •
  maintenance of customer relationships and the development of new relationships;
  •
  development and acquisition of new technology and intellectual property;
  •
  write-downs for excess or obsolete inventory;
  •
  competitors and competitive pressures;
  •
  growth of applications for our products and increase of market share;
  •
  obtaining components and materials in a timely manner;
  •
  identifying alternative sources of supply for components;
  •
  achieving adequate manufacturing yields;
  •
  the impact of recent acquisitions;
  •
  leverage of power and energy management products into our next generation products;
  •
  compliance with environmental regulations;
  •
  enhancement of our market position;
  •
  focus on organizational efficiency;
  •
  focus on adjusted EBITDA improvement;
  •
  impact on laser industry;
  •
  future opportunities in microscopy, flow cytometry, lab-on-a-chip, in-viso medical imagery and DNA sequencing;
  •
  Excel acquisition related expenses;
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
  •
  listing of our common stock on Nasdaq; and
  •
  focus on long-term improvement of return on invested capital.

        In addition, we include forward-looking statements under the "Our Strategy" and "Future Trends" sections set forth below in "Business."

        You can identify these and other forward-looking statements by the use of the words such as "may," "will," "could," "would," "should," "expects," "plans," "anticipates," "estimates," "intends," "potential," "projected," "continue," or the negative of such terms, or other comparable terminology.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

        Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the heading "Risk Factors." All forward-looking statements included in this document are based on information available to us on the date hereof. We undertake no obligation to update these forward-looking statements as a result of events or circumstances or to reflect the occurrence of unanticipated events or non-occurrence of anticipated events.

EXPLANATORY NOTE REGARDING RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS

        This annual report contains the restatement of our consolidated statements of operations, stockholders' equity and cash flows for the years ended October 1, 2005 and October 2, 2004, consolidated balance sheet as of October 1, 2005, and selected consolidated financial data for the years ended October 1, 2005 ("fiscal 2005"), October 2, 2004 ("fiscal 2004"), September 27, 2003 ("fiscal 2003") and September 28, 2002 ("fiscal 2002"), and for each of the seven quarters in the period ended July 1, 2006. Our fiscal year ends on the Saturday closest to September 30 and our fiscal quarters generally end on the last Saturday of the month.

        As previously announced on November 1, 2006, a Special Committee was established by our Board of Directors to conduct an independent investigation relating to our historical stock option practices. We requested the independent review following an internal review of our historical stock option practices, which was a voluntary review initiated in light of news of the option practices of numerous companies across several industries. The Special Committee, comprised of three independent members of our Board of Directors, retained independent outside counsel and forensic accountants to assist in conducting the investigation. Together with its independent counsel, the Special Committee conducted an extensive review of historical stock option practices including all awards made by us between January 1, 1995 and September 30, 2006, (the "Relevant Period") that included the review of over one million documents and interviews of over 30 current and former employees, directors and advisors.

        As a result of the investigation, our management and the Special Committee, with the assistance of independent legal counsel and forensic accounting experts, determined that incorrect measurement dates for a significant number of stock option awards during the Relevant Period were used, resulting in errors in our accounting related to stock option compensation expenses during the Relevant Period. We determined that corrections to the consolidated financial statements were required to reflect additional material charges for stock-based compensation expenses and the related income and payroll tax effects.

        Options granted during the Relevant Period to purchase an aggregate of approximately 8,735,590 shares were determined to have incorrect measurement dates. Accordingly, our consolidated retained earnings as of October 1, 2005 has been restated to incorporate an aggregate of approximately $20.2 million in incremental stock-based compensation charges, including related payroll taxes, net of a $4.7 million income tax benefit, during the period from January 1, 1995 through October 1, 2005. Our results of operations for the nine months ended July 1, 2006 ("first three quarters of fiscal 2006") also have been restated to incorporate an aggregate of approximately $1.6 million in incremental stock-based compensation charges, including related payroll taxes, and a $1.2 million income tax provision. Approximately 88% of these charges occurred prior to the end of fiscal 2002, with approximately 56% of the total charges occurring in fiscal 2001 and 2000. We determined that the revised measurement dates for accounting purposes differed from the originally recorded measurement dates due primarily to a number of factors, including (1) delays in the final determination or approval of the awards, (2) retroactive selection of grant dates, (3) the absence of definitive documentation regarding approval, and (4) other process-related issues. These included annual grants to existing employees and officers and option grants made to new hires or to employees recently promoted.

        In those cases in which we previously used a measurement date that we determined was incorrect, we have developed and applied a methodology to remeasure those stock option grants and record the relevant stock-based compensation charges. For more information on our restatement, including the methodology we adopted, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Consolidated Financial Statements" and Note 3 of Notes to Consolidated Financial Statements appearing in Item 8 of this annual report.

        In addition to restatements for stock-based compensation, we recorded restatements to correct other errors that occurred in the periods prior to July 1, 2006 which have been reflected in the restated consolidated financial statements. Our consolidated retained earnings as of October 1, 2005 incorporate an aggregate charge of approximately $1.3 million net of tax and our results of operations for the first three quarters of fiscal 2006 incorporate an aggregate of approximately $0.7 million net of tax in incremental charges relating to these restatements. These restatements relate to the correction of errors in the calculation of the minority interest liability for Lambda Physik and the purchase accounting related to our acquisition of a 39.62% interest in Lambda Physik in fiscal 2003, the failure to adopt the provisions of Statement of Financial Accounting Standard ("SFAS") No. 143 "Accounting for Asset Retirement Obligations", the correction of the classification of unrealized foreign exchange gains and losses related to an intercompany note, the correction of errors in the accounting for income taxes and the correction of an error in our inventory capitalization during fiscal 2006. The restatements relating to these errors, including the nature thereof, are further discussed in Note 3 of Notes to our accompanying consolidated financial statements appearing in Item 8 of this annual report and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Consolidated Financial Statements".

        All financial information contained in this annual report gives effect to the restatements of our consolidated financial statements as described above. We have not amended, and we do not intend to amend, our previously filed annual reports or quarterly reports for each of the fiscal years and fiscal quarters of 1995 through 2005, and for the first three fiscal quarters of the fiscal year ended September 30, 2006. Financial information included in reports previously filed or furnished by us for the periods from fiscal 1995 through July 1, 2006 should not be relied upon and are superseded by the information in this annual report.

ITEM 1.    BUSINESS

GENERAL

Business Overview

        Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2006, 2005 and 2004 ended on September 30, October 1, and October 2, respectively, and are referred to in this annual report as fiscal 2006, fiscal 2005 and fiscal 2004 for convenience. Fiscal 2006 and 2005 included 52 weeks, whereas fiscal 2004 included 53 weeks.

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

        Additional information about Coherent, Inc. (referred to herein as the Company, we, our, or Coherent) is available on our web site at www.coherent.com. We make available, free of charge on our web site, access to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file them electronically with or furnish them to the Securities and Exchange Commission ("SEC"). Information contained on our web site is not part of this annual report or our other filings with the SEC. We have not amended, and we do not intend to amend, our previously filed annual reports or quarterly reports for each of the fiscal years and fiscal quarters of 1995 through 2005, and for the first nine months of fiscal 2006. Financial information included in reports previously filed or furnished by us for the periods from fiscal 1995 through July 1, 2006 should not be relied upon and are superseded by the information in this annual report.

INDUSTRY BACKGROUND

        The word "laser" is an acronym for "light amplification by stimulated emission of radiation." A laser emits an intense beam of light with some unique and highly useful properties. Most important, a laser is orders of magnitude higher in brightness than any lamp. This means that the beam can be focused to a very small and intense spot, useful for applications requiring very high power densities for cutting and other materials processing procedures. The laser's high spatial resolution is also useful for microscopic imaging and inspection applications. Laser light can also be very monochromatic—all the beam energy is confined to a narrow wavelength band, which can be important in biomedical and other medical-related applications. Some lasers also produce highly polarized outputs while other lasers have unique phase properties that can be used to create ultrafast output—a series of pulses with pulse durations as short as 10's of femtoseconds (i.e., 10-15 seconds).

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

        Photonics has taken its place alongside electronics as a critical enabling technology for the twenty-first century. Photonics-based solutions are entrenched in broad industries that include industrial automation, textile processing, microelectronics, flat panel displays and medical diagnostics, with adoption continuing in ever more diverse applications. Growth in these applications stems from two sources. First, there are many applications where the laser is displacing conventional technology because it can do the job faster, better or more economically. Second, there are new applications where the laser is the enabling tool that makes the work possible (e.g. the production of sub 50 micron microvias).

        Key laser applications include: microtechnologies and nanotechnology; semiconductor inspection; microlithography; measurement, test and repair of electronic circuits; medical and biotechnology; industrial process and quality control; materials processing; imaging and printing; graphic arts display; and, research and development. For example, ultraviolet ("UV") lasers are enabling the trend towards miniaturization, which is a driver of innovation and growth in many markets. The short wavelength of lasers that emit light in the UV spectral region make it possible to produce extremely small structures-with maximum precision—consistent with the latest state-of-the-art technology.

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

  •
  Maintain and develop additional strong collaborative customer and industry relationships—We believe that the Coherent brand name and reputation for product quality, technical performance and customer satisfaction will help us to further develop our loyal customer base. We plan to maintain our current customer relationships and develop new ones with customers who are industry leaders and work together with these customers to design and develop innovative product systems and solutions as they develop new technologies.

  •
  Develop and acquire new technologies and market share—We will continue to enhance our market position through our existing technologies and develop new technologies through our internal research and development efforts, as well as through the acquisition of additional complementary technologies, intellectual property, manufacturing processes and product offerings.

  •
  Focus on long-term improvement of adjusted EBITDA %—We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, stock compensation expenses and other non-operating income and expense items.

APPLICATIONS

        Our products address a broad range of applications that we group into the following markets: Microelectronics, Materials Processing, OEM Components and Instrumentation, Scientific Research and Government programs and Graphic Arts and Display.

Microelectronics

        Nowhere is the trend towards miniaturization more prevalent than in the Microelectronics market where portable music and video and wireless communications technology are driving advances in integrated circuits, power management, and displays. In response to market demands and expectations, semiconductor manufacturers are continually seeking to improve their process and design technologies in order to manufacture smaller, more powerful and more reliable devices with a lower cost per function. New laser applications and new laser technologies in existing applications are in high demand to deliver higher resolution and higher precision at lower manufacturing cost.

        We support four major markets in the microelectronics industry: (1) semiconductor front-end manufacturing, (2) semiconductor assembly, testing and advanced packaging, (3) flat panel display manufacturing, and (4) other emerging processes.

Microelectronics—Front-end manufacturing

        The term "front-end manufacturing" refers to the production of semiconductor devices which occurs prior to packaging.

Photomask manufacturing

        Semiconductors are created with a process called microlithography, which relies on a high-resolution photomask most often made of quartz and chrome. The mask, which is conceptually similar to a negative in photography, is used in lithography systems to make numerous copies of the pattern image on semiconductor wafers. Our Innova® Sabre™ ion lasers, Innova FReD ion lasers, NovaTex™ excimer lasers, and Rega™ ultrafast lasers are all used in the fabrication, inspection and repair of these masks.

Semiconductor inspection, metrology, testing and wafer yield management

        As semiconductor device geometries decrease in size, devices become increasingly susceptible to smaller defects during each phase of the manufacturing process and these defects can negatively impact yield. One of the semiconductor industry's responses to the increasing vulnerability of semiconductor devices to smaller defects has been to use defect detection and inspection techniques that are closely linked to the manufacturing process. For example, automated laser-based inspection systems are now used to detect and locate defects as small as 0.01 micron, which may not be observable by conventional optical microscopes.

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

        Our Azure™, Paladin™, Vitesse™, Verdi™, Sapphire, and Innova iLine lasers are used to detect and characterize defects in semiconductor chips. Our Innova iLine argon laser is used to inspect patterned wafers and our Vector laser is used to repair defects that may occur in the photomask or semiconductor device.

        The semiconductor fabrication process typically creates numerous patterned layers on each wafer device. Laser-based systems have been developed to measure the characteristics of metal or opaque layers in order to determine the functionality and conformance of these devices. Our Vitesse laser generates an ultrafast laser pulse that produces a localized temperature rise in the materials, which generates a sound wave, a portion of which is reflected back to the surface. By measuring the returning echoes with a second laser pulse, the system can detect layer thickness, adhesion and composition.

Microelectronics—Semiconductor assembly, testing and advanced packaging

Wafer scribing and singulation

        After a wafer is patterned, there are then a host of other processes, referred to as back-end processing, which finally result in a packaged encapsulated silicon chip. Ultimately, these chips are then assembled into finished products. The advent of high-speed logic and high-memory content devices has caused chip manufacturers to look for alternative technologies to improve performance and lower process costs. In terms of materials, this search includes new types of wafers based on low-k dielectrics and thinner silicon. Our AVIA™ and PRISMA™ lasers are providing economic methods of cutting and scribing these wafers while delivering higher yields than traditional mechanical methods. Our Diamond™ carbon dioxide ("CO2") lasers are used for singulating packages and printed circuit boards into individual components for final assembly.

Microvia drilling

        These same trends are also driving integration and miniaturization, blurring the traditional lines between formerly discrete applications such as assembly and PCB fabrication. Lasers are playing several enabling roles in this integration and miniaturization. For instance, lasers are now the only economically practical method for drilling microvias in chip assemblies and in both rigid and flexible printed circuit boards. These microvias are tiny interconnects that are essential for enabling high-density circuitry commonly used in mobile handsets and advanced computing systems. Our AVIA™ and Diamond™ lasers are the lasers of choice in this application. The ability of these lasers to operate at very high repetition rates translates into faster drilling speeds and increased throughput in Microvia processing applications.

        Other applications are arising as well. For instance, the high density of the latest circuit boards is reaching the limits of conventional technologies, causing wider adoption of laser direct-write methods. Our Paladin™ laser is used for this application. Our lasers are also being increasingly used to trim (selectively cut) components in order to finely adjust their performance. Our Vector and Prisma lasers are used for this purpose.

Microelectronics—Flat panel display manufacturing

        The high-volume consumer market is driving the production of flat panel displays (FPD) in applications such as digital cameras, personal digital assistants ("PDAs"), mobile telephones, car navigation systems, laptop computers and television monitors. There are several types of established and emerging FPDs based on quite different technologies, including plasma ("PDP"), liquid crystal ("LCD") and organic polymers ("OLED"). Lasers have found applications in each of these technologies given that the laser provides higher process speed, better yield, lower cost and/or superior display brightness and resolution.

ELA and SLS

        Several display types require a high-density pattern of silicon Thin Film Transistors (TFTs). If this silicon is polycrystalline, the performance is greatly enhanced. In the past, these polysilicon layers could only be produced on expensive thermal glass at high temperatures. However, excimer-based processes, such as excimer laser annealing ("ELA") and sequential lateral solidification ("SLS"), have allowed high-volume production of low-temperature polysilicon ("LTPS") on conventional glass substrates. Our excimer lasers provide an invaluable solution for both ELA and SLS because they are the only industrial-grade excimers with the high pulse energy these methods require. The current state-of-the-art product for this application is our Lambda SX-C™ laser.

        Our AVIA™ and Diamond™ lasers are also used in other production processes for FPDs. These processes include drilling, cutting, patterning, marking and yield improvement.

Microelectronics—Emerging processes

        Numerous areas of microelectronics can be grouped as "emerging technologies." Some of these are transitioning to volume production in the present timeframe while others are more forward-looking.

        Solar cell technology is one area that is seeing increased interest. Historically, this has been a niche energy source because it could not compete with the low cost of other energy sources, most notably fossil fuels. But today's higher fuel costs have led to heightened interest in solar panels. Crystalline solar cell production capacity has been rapidly ramping up in Germany, Japan, Taiwan & China. Our lasers, such as AVIA™ and Prisma, are already being used in the production of solar panels for cell isolation and transparent conductive oxide (TCO) scribing purposes.

        The hydrogen cell is another emerging technology currently attracting attention. Originally used in spacecrafts, this could provide a clean alternative power source for automobiles if performance, capacity and cost issues can be successfully addressed. Laser micromachining is likely to play a key role here and our AVIA™, Prisma and Diamond lasers are already being used in this area.

Materials processing

        Lasers are widely accepted today as part of many important industrial manufacturing applications including cutting, welding, joining, drilling, perforating, and marking of metals and non-metals. We supply high-power lasers for metal processing as well as low-to-medium power lasers for nonmetals processing, precision micromachining and laser marking.

Light manufacturing and cutting

        This area includes such applications as the cutting and joining of plastics using both our Diamond™ CO2 lasers and FAP Systems semiconductor lasers; the cutting, perforating and scoring of paper and packaging materials; and various cutting and patterning applications in the textile industry. In the specific area of textiles and clothing, our Diamond™ lasers service older applications, such as cutting complex shapes in leather for footwear, as well as newer applications such as creating detailed fade patterns on designer denims.

        At the opposite end of the size and wavelength spectrum, our AVIA and Matrix ultraviolet lasers are now being used extensively for machining a wide range of materials (and in a wide range of industries) including glass and plastics. These technically important materials are laser processed to produce medical devices, micro-electromechanical systems ("MEMS"), flat panel display, semiconductor manufacturing, and to aid in rapid prototyping for a variety of end markets including automotive manufacturing.

Laser marking and coding

        Laser marking and coding are generally considered part of the precision materials processing applications market for which we remain a leading supplier. One such area where applications are growing rapidly is the displacement of ink-jet coding due to both aesthetic and environmental pressures. The optimum choice of laser depends on the material being marked, whether it is a surface mark (engraved) or a sub-surface mark, and the specific economics of the application. We provide lasers for all-important marking applications. Our fiscal 2005 acquisition of TuiLaser AG has served to significantly expand our product offering and market share in marking and coding. A notable example is the use of our solid-state Prisma lasers to create high-quality, gray-scale images for ID cards and Excistar for marking diamonds. In fiscal 2007, we released Matrix, a new product line of reliable, compact and low-cost diode pumped solid state lasers. These lasers provide lower cost of ownership for marking in high volume manufacturing.

        Many marking applications rely on a (scanned) moving laser spot to directly "write" an alphanumeric mark or barcode. Another method is to use the large cross-section beam from an excimer laser to image a photomask of the intended mark. Our LPXPro™ excimer lasers provide the perfect solution for these photomask applications because of their high-duty-cycle operation and exceptional reliability.

Heavy manufacturing

        In April 2007, we acquired Nuvonyx, Inc., a technology leader in high-power laser diode components, arrays, and industrial laser systems for materials processing and defense applications. Nuvonyx produces the highest power arrays commercially available with powers in excess of 50 Kilowatts through its proprietary cooling and stacking technologies. The industrial laser systems are used for cladding and hardening of metals, joining materials, and other materials processing applications. Other near-term applications include welding of plastics and direct metal welding. In fiscal 2007, we released HighLight, a new line of direct diode systems for metal processing.

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

OEM components and instrumentation

        Instrumentation is one of our more mature commercial applications. Representative applications within this market include flow cytometry, confocal microscopy, multi-photon microscopy, high-throughput screening for pharmaceutical discovery, genomic and proteomic analyses, raman spectroscopy forensics, veterinary science and bio-threat detection. Specifically, our Sapphire, Compass and CUBE lasers are used in several bio-instrumentation applications including confocal microscopy, DNA sequencing, flow cytometry and drug discovery. Our Chameleon laser is used in multi-photon microscopy and the new emerging area of CARS microscopy while our Innova ion lasers serve bio-instrument manufacturers for applications such as cell sorting, DNA and protein sequencing, as well as drug and clinical screening.

        We also support the laser-based instrumentation market with a range of laser-related components, including diode lasers for optical pumping, optics, optical coatings and harmonic generation modules. Some of our OEM component business includes sales to other, less integrated laser manufacturers participating in OEM markets such as materials processing, scientific, and medical.

Flow cytometry

        Flow cytometry is a laser-based micro-fluorescence technique for analyzing single cells or populations of cells in a heterogeneous mixture, including blood samples. Its numerous applications include cell biology, immunology, reproductive biology, oncology and infectious disease such as Acquired Immune Deficiency Syndrome (AIDS). Flow cytometry is both a powerful research method and an indispensable mainstream clinical diagnostic and prognostic tool. Commercially available instruments typically count cells according to six or more simultaneous discriminating factors at analysis speeds of thousands of cells per second. Many instruments also have the capability to selectively sort individual cells for subsequent analysis or cell culture. The recent design trend in flow cytometry is toward more compact, powerful and reliable instruments. As a result, our Sapphire, Compass and CUBE lasers are the preferred solid-state solutions in the current generation of cutting-edge instrumentation.

DNA sequencing

        Laser-based instrumentation revolutionized DNA sequencing, providing automation and data acquisition rates that would be impossible by any other method. This technology played a key role in the human genome project. Next generation DNA sequencing machines are now being developed based on all solid-state laser platforms aimed at expanding the applications arena and opening up DNA sequencing services This area continues to be a dynamic area as researchers track and analyze specific genes responsible for various diseases. Our Sapphire, Compass and CUBE lasers are preferred lasers in this market.

Drug Discovery—Genomics and Proteomics

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

Bio-agent detection

        A number of laser-based techniques for point source and standoff detection of pathogens or other bio-toxins are being explored in the government and private sectors. Systems of this type could be deployed to guard military facilities, major sporting events or other large gatherings of citizens, as well as vital infrastructure components, such as subways, airports or industrial hubs. Based on initial trial and evaluation, we are well positioned to address such applications.

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

Medical OEM

        We sell a variety of components and lasers to medical laser companies in end-user applications such as ophthalmology, aesthetic, surgical, therapeutic and dentistry. Innova ion laser tubes and our GEM series CO2 lasers are widely used in ophthalmic, aesthetic and surgical markets. Additionally, our Compass and Sapphire series of lasers are used in the retinal scanning market in diagnostic imaging systems as well as new ground breaking in-vivo imaging applications.

        Our fiscal 2005 acquisition of TuiLaser, a recognized leader of high-reliability excimer lasers for Lasik and PRK refractive surgery methods with the ExiStar™ excimer laser platform has given us a leading position in this important excimer application segment.

        The unique ability of our OPS laser technology to match a wavelength to an application has led to the development of a high-power yellow (577nm) laser for use in the treatment of Age Related Macular Degeneration. The 577nm wavelength was designed to match the peak in absorption of oxygenated hemoglobin thereby allowing treatment to occur at a lower power level, and thus reducing stress and heat-load placed on the eye with traditional green (530nm) based solid state lasers. This technology is finding traction with both Medical OEM's and Ophthalmologists alike.

Scientific research and government programs

        We are widely recognized as a technology innovator and the scientific market has historically provided an ideal "test market" for our leading-edge innovations. These have included ultrafast lasers, diode-pumped solid-state lasers, continuous-wave ("CW") systems, excimer lasers and water-cooled gas lasers. Many of the innovations and products pioneered in the scientific marketplace have gone on to become commercial successes for both our OEM customers and us.

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

Multi-Photon Excitation ("MPE") microscopy

        MPE microscopy is an imaging method used mainly by biologists to create optical microscopy images of cells and sub-cellular structures and processes. Importantly, MPE can image live samples without damaging these samples, thus enabling the interplay of physiology and structure to be studied at the cellular level. Related to confocal microscopy, MPE can only be performed using the unique properties of an ultrafast laser. Because many MPE researchers have limited laser expertise, we now support this market with our Chameleon™ tunable ultrafast laser, which is a hands-free easy to use closed-box laser.

Ultrafast research

        Ultrafast lasers generate pulses as short as few tens of femtoseconds (10-15 seconds). These types of lasers allow chemical reactions and other processes to be studied at high temporal resolution. Because of this very short pulse duration, ultrafast lasers also deliver very high peak power, which can be used to generate many exotic effects. Some of these effects are now finding their way into mainstream applications. An example of this is the use of ultrafast pulses for cold micromachining. Our Mira titanium: sapphire (Ti:S) modelocked laser, RegA™ Ti:S high-repetition rate regenerative amplifier, and Mira-OPO synchronously pumped optical parametric oscillator are all examples of ultrafast laser systems used for research applications. Our Legend™ Ti:S regenerative amplifier, Libra™ integrated amplifier and Hidra™ multipass amplifier, are other examples of ultrafast lasers that support these leading-edge applications by producing Gigawatt-level peak powers.

Optical pumping

        Several of the lasers that we supply to the research market require optical pumping. That is to say, they require another laser as their power source, as opposed to power from an electrical outlet. Examples include our Mira, RegA, Legend and MBR lasers. Our diode-pumped Verdi and Evolution lasers have established themselves as benchmarks in reliability as the pump source for these lasers. Some of our customers are also performing research on new types of lasers and new laser materials. These investigational laser setups often require optical pumping at green wavelengths and the Verdi is the preferred pump source here as well.

Spectroscopy

        Spectroscopy is a scientific field in which processes or materials are studied as a function of wavelength. Many types of spectroscopy require a tunable laser source. Our MBR CW tunable laser provides unsurpassed resolution and stability for high-resolution spectroscopy applications, while our Mira, Mira-OPO and Chameleon lasers are preferred sources for spectroscopy in the ultrafast domain.

Infrared and far-infrared research

        We also support a wide range of research applications in the infrared ("IR") and far-infrared ("FIR") domains with both standard and custom waveguide CO2 lasers and far-infrared lasers. Research applications for these products include sensing, communications, military programs and terahertz ("THz") generation. An example of a standard FIR product is our SIFIR-50, a THz laser system.

Graphic arts and display

        Historically, the printing industry has depended upon silver-halide films and chemicals to engrave printing plates. This chemical engraving process requires several time-consuming steps. In recent years, we have worked closely with professionals in the printing industry to design semiconductor and diode-pumped lasers for alternative "computer-to-plate" processes. As a result, our Compass™ lasers and some of our high-power semiconductor lasers are now widely used for computer-to-plate printing, an environmentally friendly process that saves production time by writing directly to plates. These applications benefit from the high slope efficiency and high-temperature performance that characterize our semiconductor lasers.

        There are numerous other applications in the graphic arts and display markets where our lasers are now playing key roles. For instance, in the area of printing, our Diamond K and G series lasers are used in the engraving of Anilox rollers for flexo-plate and screen-printing and our CUBE™ violet lasers are used in the imaging of offset plates for computer-to-plate printing.

        One of our lasers that has proved particularly successful in this applications segment is the Sapphire™ 460. It is now used for several graphic arts applications, including photo finishing, film writing and the emerging area of laser projection. In some of these applications, the Sapphire 460 is displacing air-cooled ion lasers. This solid-state laser is preferred over these legacy gas lasers because it is 90% smaller, consumes 98% less power and dissipates 98% less heat.

        In a completely different part of this market, our Innova ion lasers are used to write data on master disks that are used to mass-produce compact discs and digital videodiscs for consumer use.

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

Materials processing

        The market for low to medium power lasers used in industrial material processing continues to expand, driven by the need for cost-effective manufacturing solutions for cutting, joining, marking and engraving of non-metal materials. A number of application areas are performing well. These include marking/coding, flat bed cutting and engraving, and, in Asia, the production of capital equipment for apparel and leather goods manufacture. Several factors are enabling us to gain market share in the materials process market. First, we have developed an expanded portfolio of lasers with a broad spectrum of wavelengths, enabling optimum marking solutions for virtually every metal and non-metal material type. At the same time, the reliability of these products has been achieved at even higher levels, lowering the cost of ownership.

        The acquisition of Nuvonyx provides us an entry into the high-power materials processing segment. Combined with our capability in laser diode bars, this acquisition represents both a vertically integrated and more cost effective approach than many applications currently served by fiber lasers.

OEM components and instrumentation

        The instrumentation market is seeing a gradual migration from the use of mature laser technologies, such as water-cooled ion lasers, to new technologies, primarily based on solid-state and semiconductors. Using our unique portfolio of solid-state and semiconductor lasers, and our patented OPS technology, we are able to both assist and stimulate this transition. Furthermore, this trend is helping in the development of new applications such as security and clinical diagnostics. These applications are likely to require an increased number of lasers; however, the majority of these activities are still in the research and development stage and we expect only moderate impacts on the laser industry in fiscal 2008, with increases expected in future years. Nevertheless, we anticipate greater future opportunities in microscopy, flow cytometry, lab-on-a-chip, in-vivo medical imaging and DNA sequencing based on our product enhancements and evolving market developments.

Scientific research and government programs

        We expect modest growth rates in the scientific research market for fiscal 2008, with applications in ultrashort pulses and in bio-research being the drivers of this anticipated expansion.

Graphic arts and display

        This is a well-established market for diode lasers with three routes to market for our products—direct diodes applications, diodes within our solid-state systems, and diodes sold into other solid-state laser systems. The ongoing improvements in diode laser performance are enabling the direct use of diode lasers to gain more acceptance, while reducing costs for end users in this applications segment.

        The unique benefits of our Optically Pumped Semiconductor Laser ("OPSL") technology allow for batch manufacturing and the ability to tailor the wavelength and power-scaling. These are ideal attributes for emerging consumer related application areas such as personal projection, rear-projection TV and Digital Cinema.

PRODUCTS

        We design, manufacture and market lasers, precision optics and related accessories for a diverse group of customers. The following table shows selected products together with their applications, the markets they serve and the technologies upon which they are based.

Market Segment	Application	Products	Technology
Microelectronics	Photomask manufacturing	SabreFreD Innova NovaTex RegA	Frequency doubled Ion Excimer Ultrafast

	Semiconductor inspection and metrology	Vitesse Compass `Series' Paladin Verdi AZURE, Indigo Sapphire Innova iLine	Ultrafast DPSS DPSS DPSS DPSS OPS Ion

	Marking	Vector	DPSS

	Advanced packaging and interconnects	Avia Diamond FAP family Paladin Vector Prisma	DPSS CO2 Semiconductor DPSS DPSS DPSS

	Flat panel display (TFT annealing)	LSX-C Avia Diamond	Excimer DPSS CO2

Materials processing	Marking, engraving, cutting and drilling	FAP family Diamond Prisma, Matrix Excistar Avia	Semiconductor CO2 DPSS Excimer DPSS

	Cladding, heat treating and welding	HighLight	Semiconductor

	Automotive diesel engine production	Lambda STEEL series	Excimer

	Rapid prototyping	Avia, Matrix	DPSS

Graphic arts and display	Computer-to-plate printing	Single emitter diodes Fiber coupled diodes Diode bars Compass series CUBE Diamond K & G series	Semiconductor Semiconductor Semiconductor DPSS Laser Diode Module CO2

	Writing data to master disks	Innova family AZURE CUBE	Ion DPSS Laser Diode Module

	Entertainment	Innova family Viper	Ion DPSS

	Photo finishing	Sapphire Compass	OPS DPSS

	Laser projection	Sapphire	OPS

OEM Components and instrumentation	Confocal microscopy	Sapphire Compass CUBE	OPS DPSS Laser Diode Module

	Flow cytometry/cell sorting	Innova family Compass Sapphire CUBE	Ion DPSS OPS Laser Diode Module

	DNA sequencing	Compass Sapphire CUBE	DPSS OPS Laser Diode Module

	Drug discovery	Innova family Compass Sapphire CUBE	Ion DPSS OPS Laser Diode Module

	Raman spectroscopy	Innova family Compass	Ion DPSS

	Bio-agent detection	Compass, Avia CUBE	DPSS Laser Diode Module

	Forensics	TracER	OPSL

	Laser Doppler velocimetry	Verdi Innova family	DPSS Ion

	Fluorescence spectroscopy	Innova family Compass Sapphire CUBE	Ion DPSS OPS Laser Diode Module

	Medical (OEM)	Existar,COMPexPro Diode bars Compass Sapphire Gem Innova family	Excimer Semiconductor DPSS OPS CO2 Ion

Scientific research and government programs	Multi-photon excitation microscopy	Mira, Chameleon	Ultrafast

	Optical pumping for solid state lasers	FAP family Diode bars	Semiconductor Semiconductor

	Optical pumping for Ultrafast and CW Tunable lasers	Verdi, Evolution	DPSS

	Pollution analysis	COMPexPro	Excimer

	Interferometry and holography	Verdi Innova family	DPSS Ion

	Spectroscopy	Chameleon Indigo Mira, RegA, OPO Legend, OPO MBR, MBD Innova family	Ultrafast DPSS Ultrafast Ultrafast CW Tunable Ion

	Ablation and pulse laser deposition	Excistar, Xantos COMPexPro	Excimer Excimer

	Photochemistry	Legend, Libra	Ultrafast

	Material processing research	Libra COMPexPro	Ultrafast Excimer

	Laser diagnostics and measurement	Modemaster Fieldmaster Labmaster	Diagnostics Diagnostics Diagnostics

	Thermal imaging	Infrared optics	Optical fabrication and coating

	Optical components	Optics for lasers	Optical fabrication and coating

        In addition to products we provide, we invest routinely in the core technologies needed to create substantial differentiation for our products in the marketplace. Our semiconductor, optics and crystal facilities all maintain an external customer base providing value-added solutions. We direct significant engineering efforts to producing unique solutions targeted for internal consumption. These investments, once integrated into our broader product portfolio provide our customers with uniquely differentiated solutions and the opportunity to substantially enhance the performance, reliability and capability of the products we offer.

Semiconductor lasers

        Semiconductor lasers use the same principles as more conventional types of lasers but miniaturize the entire assembly into a monolithic structure using semiconductor wafer fabrication processes. The advantages of this type of laser include smaller size, longer life, enhanced reliability and greater efficiency. We manufacture a wide range of semiconductor laser products with wavelengths ranging from 650nm to 1000nm and output powers ranging from less than 1 W for individual emitters to 80 W for bars, to several hundred watts for stacked bars. These products are available in various forms of complexity including the following: bar diodes on heat sinks, fiber-coupled single emitters and bars, stacked bars and fully integrated modules and microprocessor-controlled units that contain power supplies and active coolers. Our infrared semiconductor lasers, which are manufactured from proprietary materials grown in our facility in Tampere, Finland, differ from most other lasers in that they contain no aluminum in the active region. This provides our lasers with longer lifetimes and the ability to operate at broader temperature ranges.

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

        Our semiconductor lasers are also used in machine-processing applications such as soldering connections on printed circuit boards and welding flat panel displays and in medical applications for the treatment of the wet "classical" form of age-related macular degeneration and hair removal. They are also used as the pump laser in DPSS laser systems that are manufactured by us and several of our competitors.

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

SALES AND MARKETING

        We market our products domestically through a direct sales force. Our foreign sales are made principally to customers in Europe, Japan and other Asia-Pacific countries. We sell internationally through direct sales personnel located in Japan, the United Kingdom, Germany, Italy, Austria, France, Belgium, the Netherlands and the People's Republic of China, as well as through independent representatives in other parts of the world. In 2006, we opened a direct sales and service office in Korea to better serve anticipated growth of integrators and end-users there. Foreign sales accounted for 68% of our total net sales in fiscal 2006, 65% in fiscal 2005 and 61% in fiscal 2004. Sales made to independent representatives and distributors are generally priced in U.S. dollars. Foreign sales that we make directly to customers are generally priced in local currencies and are therefore subject to currency exchange fluctuations. Foreign sales are also subject to other normal risks of foreign operations such as protective tariffs, export and import controls and political instability. Our products are broadly distributed and no one customer accounted for more than 10% of total net sales during fiscal 2006, 2005 or 2004.

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

RESEARCH AND DEVELOPMENT

        We are committed to the development of new products, as well as the improvement and refinement of existing products, including better cost-of-ownership . Our development efforts are focused on designing and developing products, services and solutions that anticipate customers' changing needs and emerging technological trends. Our efforts are also focused on identifying the areas where we believe we can make valuable contributions. Research and development expenditures for fiscal 2006 were $73.1 million, or 12.5% of net sales compared to $57.4 million, or 11.1% of net sales for fiscal 2005, and $62.1 million, or 12.6% of net sales for fiscal 2004. We work closely with customers, both individually and through our sponsored seminars, to develop products to meet customer application and performance needs. In addition, we are working with leading research and educational institutions to develop new photonics-based solutions.

MANUFACTURING

Strategies

        One of our core manufacturing strategies is to tightly control our supply of key parts, components and assemblies. We believe this is essential in order to maintain high quality products and enable rapid development and deployment of new products and technologies.

        Committed to quality and customer satisfaction, we design and produce many of our own components and sub-assemblies in order to retain quality control. We provide customers with 24-hour technical expertise and quality that is ISO certified at our principal manufacturing sites. In June 2003, we transferred our printed circuit board manufacturing activities in Auburn, California, to a global electronics contract manufacturer, Venture, which has factories in North America, Asia and Europe. We also completed the restructuring of our CO2 operations, resulting in the consolidation of all CO2 manufacturing operations at our Bloomfield, Connecticut location. In fiscal 2004, Lambda Physik consolidated the manufacturing operations of its German subsidiary into its Göttingen facility. In February 2006, we completed the transfer of production of our non-RF (radio frequency) power supplies from Auburn, California to Venture's facility in Newark, California. In August 2006, we began the transfer of production of RF-power supplies from Auburn, California to Benchmark Electronics, Inc. in Redmond, Washington with a completion date of February 2007.

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

Operations

        Our products are manufactured at sites in Santa Clara, San Jose and Auburn, California; Portland, Oregon; East Hanover, New Jersey; Bloomfield, Connecticut; St. Louis, Missouri; Lübeck, Germany; Göttingen, Germany; Glasgow, Scotland; Munich, Germany; and Tampere, Finland. Our ion lasers, a portion our DPSS lasers (Verdi, Avia and Vitesse),semiconductor lasers, and ultrafast scientific lasers are manufactured in Santa Clara and San Jose, California and Glasgow, Scotland. Our CO2 lasers are manufactured in Bloomfield, Connecticut. Our optical component products are manufactured at our facilities in Auburn, California. Our laser instrumentation products and test and measurement equipment are manufactured in Portland, Oregon. We manufacture exotic crystals in East Hanover,

New Jersey. We make DPSS lasers at our Santa Clara, California, Lübeck, Germany and Munich, Germany facilities, including the 315Mand 501Q lasers. Our facility in Tampere, Finland grows the aluminum-free materials that are incorporated into our semiconductor lasers. We make a range of advanced solid-state lasers used in developing applications including scientific research and semiconductor test equipment in Glasgow, Scotland. Our excimer laser products are manufactured in Göttingen and Munich, Germany.

INTELLECTUAL PROPERTY

        We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of September 30, 2007, we held approximately 411 U.S. and foreign patents, which expire from 2008 (depending on the payment of maintenance fees) through 2024 (depending on the payment of maintenance fees) and we have approximately 103 additional pending patent applications that have been filed. The issued patents cover various products in all of the major markets that we serve.

        For a discussion of the importance to our business of, and the risks attendant to intellectual property rights, see "Risk Factors—Risks Related to our Business—"We may not be able to protect our proprietary technology, which could adversely affect our competitive advantage" and "We could become subject to litigation regarding intellectual property rights, which could seriously harm our business" in Item 1A, which is incorporated herein by reference.

COMPETITION

        Competition in the various photonics markets in which we provide products is very intense. We compete against a number of companies including Newport Corporation; Excel Technology, Inc.; JDS Uniphase Corporation; Rofin-Sinar Technologies, Inc., IPG Photonics Corporation, and Cymer, Inc.; as well as other smaller companies. We compete globally based on our broad product offering, reliability, cost, and performance advantages for the widest range of commercial and scientific research applications. Other considerations by our customers include warranty, global service and support and distribution.

BACKLOG

        At fiscal 2006 year-end, our backlog of orders scheduled for shipment (generally within one year) was $199.1 million compared to $194.1 million at fiscal 2005 and $154.6 million at fiscal 2004 year-ends. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by us has not been significant.

EMPLOYEES

        As of fiscal 2006 year-end, we had 2,345 full-time employees. Approximately 378 of our employees are involved in research and development; 1,387 of our employees are involved in operations, manufacturing, service and quality assurance; and 580 of our employees are involved in sales, marketing, finance, legal and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We consider our relations with our employees to be good.

ACQUISITIONS

        In April 2007, we acquired Nuvonyx, a technology leader in high-power laser diode components, arrays, and industrial laser systems for materials processing and defense applications for approximately $14.0 million in cash, net of acquisition costs of $0.3 million. Nuvonyx produces the highest power arrays commercially available with powers in excess of 50 Kilowatts through its proprietary cooling and stacking technologies. The industrial laser systems are used for cladding and hardening of metals, joining materials, and other materials processing applications. Other near-term applications include welding of plastics and direct metal welding.

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

RESTRUCTURINGS AND CONSOLIDATION

        In the first quarter of fiscal 2006, we completed the merger of our wholly owned Lambda Physik Co., Ltd. subsidiary into our Coherent Japan, Inc. subsidiary, with Coherent Japan, Inc. continuing as the surviving corporation. Coherent Japan, Inc. is a wholly owned subsidiary of Coherent.

        In the second quarter of fiscal 2006, we completed the merger of our wholly owned Bavarian Photonics GmbH subsidiary into our wholly owned TuiLaser AG subsidiary and then merged the TuiLaser AG subsidiary into our wholly owned Coherent GmbH subsidiary (formerly known as Lambda Physik).

        In the second quarter of fiscal 2005, we completed the merger of Coherent Lübeck into Lambda Physik AG.

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

SEGMENT INFORMATION

        Financial information relating to segment operations for fiscal years 2006, 2005 and 2004, is set forth in Note 18, "Segment and Geographic Information" of our Notes to Consolidated Financial Statements.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

        Financial information relating to foreign and domestic operations for fiscal years 2006, 2005 and 2004, is set forth in Note 18, "Segment and Geographic Information" of our Notes to Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

Risks Related to our Business

Our operating results, including net sales, and stock price have varied in the past, and our future operating results will continue to be subject to quarterly and annual fluctuations based upon numerous factors, including those listed in this section and throughout this annual report. Our stock price will continue to be subject to daily variations as well. In addition, our future operating results and stock price may not follow any past trends.

        Our net sales and operating results may vary significantly from quarter to quarter and from year to year in the future. In particular we typically experience seasonality in our first fiscal quarter, resulting in lower net sales. We believe a number of factors, many of which are outside of our control, could cause these variations and make them difficult to predict, including:

  •
  general economic uncertainties;

  •
  fluctuations in demand for, and sales of, our products or prolonged downturns in the industries that we serve;

  •
  ability of our suppliers, both internal and external, to produce and deliver components and parts, including sole or limited source components, in a timely manner, in the quantity and quality desired and at the prices we have budgeted;

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

  •
  maintenance of supply relating to products to the government on terms which we would prefer not to accept;

  •
  our ability to control expenses;

  •
  level of capital spending of our customers;

  •
  potential obsolescence of our inventory;

  •
  costs and timing of adhering to developing governmental regulations on our products and business;

  •
  SEC investigations and stockholder litigation related to our recent internal investigation of our practices related to historical stock option grants and the related restatement of our consolidated financial statements;

  •
  The Nasdaq delisting notices we have received;

  •
  costs related to acquisitions of technology or businesses; and

  •
  distraction of management related to acquisition or divestment activities and the SEC and Nasdaq processes.

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

        Due to these and other factors, we believe that quarter-to-quarter and year-to-year comparisons of our historical operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below public market analysts' or investors' expectations, which would likely cause the price of our stock to fall. In addition, over the past several years, the stock market has experienced extreme price and volume fluctuations that have affected the stock prices of many technology companies. There has not always been a direct correlation between this volatility and the performance of particular companies subject to these stock price fluctuations. These factors, as well as general economic and political conditions or investors' concerns regarding the credibility of corporate financial statements, may have a material adverse affect on the market price of our stock in the future.

Risks Associated with Our Industry, Our Business and Market Conditions

We are exposed to risks associated with worldwide economic slowdowns and related uncertainties.

        Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could cause a slowdown in customer orders or cause customer order cancellations. In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad. Unstable political, social and economic conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, as well as effectively manage supply chain relationships in the face of such conditions. If such conditions persist, our business, financial condition and results of operations could suffer.

We depend on sole source or limited source suppliers for some of our key components and materials, including exotic materials and crystals, in our products, which make us susceptible to supply shortages or price fluctuations that could adversely affect our business.

        We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers, both internal and external. Some of these suppliers are relatively small private companies that may discontinue their operations at any time. We typically purchase our components and materials through purchase orders and we have no guaranteed supply arrangement with any of these suppliers. We may fail to obtain these supplies in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products. We would experience further delays while identifying, evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

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

        We have historically been the industry's high quality supplier of laser systems. We have, in the past, experienced decreases in the average selling prices of some of our products. We anticipate that as competing products become more widely available, the average selling price of our products may decrease. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes, our net sales will decline. In addition, to maintain our gross margins, we must continue to reduce the cost of manufacturing our products while maintaining their high quality. From time to time, our products, like many complex technological products, may fail in greater frequency than anticipated. This can lead to further charges, which can result in higher costs, lower gross margins and lower operating results. Furthermore, as average selling prices of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our operating results could be seriously harmed, particularly if the average selling prices of our products decrease significantly.

Our future success depends on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers.

        Our current products address a broad range of commercial and scientific research applications in the photonics markets. We cannot assure you that the market for these applications will continue to generate significant or consistent demand for our products. Demand for our products could be significantly diminished by disrupting technologies or products that replace them or render them obsolete. Furthermore, the new and enhanced products generally continue to be smaller in size and have lower average selling prices ("ASPs"), and therefore, we have to sell more units to maintain revenue levels.

        During fiscal years 2006, 2005 and 2004, our research and development expenses have been in the range of 11% to 13% of net sales. Our future success depends on our ability to anticipate our customers' needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly. If we fail to transfer production processes effectively, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed.

We face risks associated with our foreign sales that could harm our financial condition and results of operations.

        For fiscal years 2006, 2005, and 2004, 68%, 65% and 61%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. The majority of our foreign sales occur through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign operations and sales are subject to a number of risks, including:

  •
  longer accounts receivable collection periods;

  •
  the impact of recessions and other economic conditions in economies outside the United States;

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

        Maintenance of intellectual property rights and the protection thereof is important to our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot assure you that our patent applications will be approved, that any patents that may be issued will protect our intellectual property or that any issued patents will not be challenged by third parties. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

        In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, like many other technology companies, we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which such third parties believe may cover certain of our products, processes, technologies or information. In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

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

We are exposed to lawsuits in the normal course of business which could have a material adverse effect on our business, operating results, or financial condition.

        We are exposed to lawsuits in the normal course of our business, including product liability claims, if personal injury or death occurs from the use of our products. While we typically maintain customary levels of business insurance, including directors and officer's policies, litigation can be expensive, lengthy, and disruptive to normal business operations, including the potential impact of indemnification obligations for individuals named in any such lawsuits. We may not, however, be able to secure insurance coverage on terms acceptable to us in the future. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit, including a recall or redesign of products if ultimately determined to be defective, could have a material adverse effect on our business, operating results, or financial condition.

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

        Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel, any of whom may leave, which could harm our business and our results of operations.

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

        Competition in the various photonics markets in which we provide products is very intense. We compete against a number of large public and private companies, including Newport Corporation; Excel Technology, Inc.; JDS Uniphase Corporation; Rofin-Sinar Technologies, Inc.; Trumpf GmbH; IPG Photonics Corporation; and Cymer, Inc., as well as other smaller companies. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Some of our competitors that have more cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

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

        Laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of our lasers, laser products and systems involves a highly complex and precise process. As a result of the technical complexity of our products, changes in our or our suppliers' manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve and maintain our projected yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected. We provide warranties on certain of our product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of failure rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods.

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

  •
  diversion of development and engineering resources; and

  •
  legal actions by our customers and/or their end users.

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

        Our manufacturing strategy includes partnering with contract manufacturers to outsource non-core subassemblies and less complex turnkey products, including some performed at international sites located in Asia and Eastern Europe. Our ability to resume internal manufacturing operations for certain products in a timely manner may be eliminated. The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products. The inability of any contract manufacturer to meet our cost, quality, performance and availability standards could adversely impact our financial condition or results of operations. We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations.

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

        We have in the past made strategic acquisitions of other corporations and entities, including asset purchases, and we continue to evaluate potential strategic acquisitions of complementary companies, products and technologies. In the event of any future acquisitions, we could:

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

  •
  unanticipated costs or liabilities, including the costs associated with improving the internal controls of the acquired company;

  •
  diversion of management's attention from our core businesses;

  •
  adverse effects on existing business relationships with suppliers and customers;

  •
  potential loss of key employees, particularly those of the purchased organizations; and

  •
  the failure to complete acquisitions even after signing definitive agreements which, among other things, would result in the expensing of potentially significant professional fees and other charges in the period in which the acquisition or negotiations are terminated.

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

        From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive ("RoHS") and the Waste Electrical and Electronic Equipment Directive ("WEEE") enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation that has been or is in the process of being enacted in Japan, China, Korea and various states of the United States may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These re-designs or alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. We believe we comply with all such legislation where our products are sold and we will continue to monitor these laws and the regulations being adopted under them to determine our responsibilities. In addition, we are monitoring legislation relating to the reduction of carbon emissions from industrial operations to determine whether we may be required to incur any additional material costs or expenses associated with our operations. We are not currently aware of any such material costs or expenses. Our failure to comply with any of the foregoing regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in the United States and foreign countries.

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

Provisions of our charter documents, Delaware law, our Common Shares Rights Plan, and our Change-of-Control Severance Plan may have anti-takeover effects that could prevent or delay a change in control.

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

        We are subject to Section 203 of the Delaware General Corporation Law, which prohibits a publicly held Delaware corporation from engaging in a merger, asset or stock sale or other transaction with an interested stockholder for a period of three years following the date such person became an interested stockholder, unless prior approval of our board of directors is obtained or as otherwise provided. These provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us without obtaining the prior approval of our board of directors, which may cause the market price of our common stock to decline. In addition, we have adopted a change of control severance plan, which provides for the payment of a cash severance benefit to each eligible employee based on the employee's position. If a change of control occurs, our successor or acquirer will be required to assume and agree to perform all of our obligations under the change of control severance plan.

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

        As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine worldwide tax liabilities. Our future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service ("IRS") and other tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our operating results and financial condition.

Compliance with changing regulation of corporate governance and public disclosure may create uncertainty regarding compliance matters.

        Federal securities laws, rules and regulations, as well as Nasdaq rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their chief executive officers, chief financial officers and directors for securities law violations. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management's attention from business operations. Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. We are committed to maintaining high standards of ethics, corporate governance and public disclosure. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from revenue generating to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may also be harmed.

Governmental regulations affecting the import or export of products could negatively affect our revenues.

        The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our revenues.

We may experience difficulties with our enterprise resource planning ("ERP") system and other IT systems. System failure or malfunctioning may result in disruption of operations and the inability to process transactions, and this could adversely affect our ability to timely or accurately provide our financial results.

        System failure or malfunctioning could disrupt our ability to timely and accurately process and report key components of our results of operations, financial position and cash flows. Any disruptions or difficulties that may occur in connection with our ERP system or other systems could also adversely affect our ability to complete important business processes such as the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unforeseen problems with regard to our ERP system or other systems, our business and resulting financial reporting could be adversely affected.

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

        For our fiscal years 2006, 2005 and 2004, our research and development costs were $73.1 million (12.5% of net sales), $57.4 million (11.1% of net sales) and $62.1 million (12.6% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

        During industry downturns, our revenues from this market may decline suddenly and significantly. Our ability to rapidly and effectively reduce our cost structure in response to such downturns is limited by the fixed nature of many of our expenses in the near term and by our need to continue our investment in next-generation product technology and to support and service our products. In addition, due to the relatively long manufacturing lead times for some of the systems and subsystems we sell to this market, we may incur expenditures or purchase raw materials or components for products we cannot sell. Accordingly, downturns in the semiconductor capital equipment market may materially harm our operating results. Conversely, when upturns in this market occur, we must be able to rapidly and effectively increase our manufacturing capacity to meet increases in customer demand that may be extremely rapid, and if we fail to do so we may lose business to our competitors and our relationships with our customers may be harmed.

Matters related to our voluntary review of our historical stock option granting practices and the restatement of our financial statements may result in additional litigation, regulatory proceedings and government enforcement actions.

        Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Part I, Item 3 "Legal Proceedings" as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review to the Securities and Exchange Commission ("SEC"), and in that regard we have responded to informal requests from the SEC. We intend to continue to cooperate with the SEC. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or any applicable government enforcement actions relating to our past stock option practices which may arise. The resolution of these matters may be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

        In addition, while we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants and the disclosures related thereto, in reviewing this annual report on Form 10-K, the SEC may make further inquiry with regards to the manner in which we accounted for and reported, or not reported, the corresponding financial impact. Accordingly, there is a risk that we may have to further revise the disclosures herein or to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

        On November 30, 2007, we received the decision of the Board of Directors of Nasdaq to give us until December 17, 2007 to file our past due periodic reports for the year ended September 30, 2006 and the first three quarterly periods of fiscal 2007 with the SEC in order to regain compliance with Nasdaq's listing requirements. If we do not file such periodic reports with the SEC by December 17, 2007, Nasdaq's Board informed us that our common stock will be suspended from trading at the opening of business on December 19, 2007, and Nasdaq will file a Form 25 with the SEC to effect the delisting of Coherent's common stock from Nasdaq.

        We are committed to regaining compliance with all Nasdaq listing requirements as soon as possible. However, we will not be able to file all of our past due periodic reports with the SEC by December 17, 2007. As previously disclosed, we expect to file the aforementioned quarterly reports by January 31, 2008. We are exploring alternatives that may be available to us to prevent the suspension from trading of our common stock on Nasdaq on December 19, 2007 as well as the delisting of our common stock from Nasdaq, including seeking relief from Nasdaq's Board of Directors and the SEC. However, there can be no assurances that these alternatives will be successful. In the event that our common stock is delisted from trading on Nasdaq, it will be traded over the counter.

        The trading of our common stock over the counter may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock over the counter would materially adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Securities that trade over the counter are no longer eligible for margin loans, and a company trading over the counter cannot avail itself of federal preemption of state securities or "blue sky" laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If we are delisted in the future from the Nasdaq Global Select Market, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our company.

We have been named as a nominal party to a consolidated shareholder derivative lawsuit relating to our historical stock option practices, and we may be named in additional lawsuits in the future. In addition, a number of our current and former directors and officers were also named in this lawsuit. This litigation could become time consuming and expensive and could result in the payment of significant judgments and settlements, which could have a material adverse effect on our financial condition and results of operations.

        In connection with our historical stock option practices and resulting restatement, three derivative actions were filed against certain of our current and former directors and officers purporting to assert claims on the Company's behalf, which were consolidated into a single action. Please see Part I, Item 3 "Legal Proceedings." There may be additional lawsuits of this nature filed in the future. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, there could be a material adverse effect on our business, financial condition and results of operations.

        Our insurance coverage will not cover our total liabilities and expenses in these lawsuits, in part because we have a significant deductible on certain aspects of the coverage. In addition, subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices and the related litigation and ongoing government inquiry. We currently hold insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in some or all of these matters. Furthermore, the insurers may seek to deny or limit coverage in some or all of these matters, in which case we may have to self-fund all or a substantial portion of our indemnification obligations.

We are subject to the risks of additional government actions, shareholder lawsuits and other legal proceedings related to our historical stock option practices, the resulting restatements, and the remedial measures we have taken.

        It is possible that there may be additional governmental actions, shareholder lawsuits and other legal proceedings brought against us in connection with our historical stock option practices. In addition, we may be sued or taken to arbitration by former officers and employees in connection with their stock options and other matters. These proceedings may require us to expend significant management time and incur significant accounting, legal and other expenses, and may divert attention and resources from the operation of our business. These expenditures and diversions, as well as the adverse resolution of any specific lawsuit, could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain effective internal controls may cause us to delay filing our periodic reports with the SEC, affect our Nasdaq listing, and adversely affect our stock price.

        The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company's internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of the internal control over financial reporting. We have identified a material weakness in our internal control over financial reporting for fiscal 2006. Please see Item 9A. Controls and Procedures. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        At fiscal 2006 year end, our primary locations were as follows:

	Description	Use	Term
Santa Clara, CA	8.5 acres of land, 200,000 square foot building	Corporate headquarters, manufacturing, R&D	Owned
Santa Clara, CA(1)	11 acres of land, 216,000 square foot building	Office	Owned
Auburn, CA(1)(2)	4 buildings, total of 256,231 square feet	Office, manufacturing	Owned buildings, land leases expiring from 2021 through 2046
San Jose, CA	55,968 square foot building	Office, manufacturing	Leased through December 2006, extended through February 2009 during fiscal 2007
Bloomfield, CT	2 buildings, 56,986 square-feet	Office, manufacturing	Leases expiring in August 2008 and April 2013
East Hanover, NJ	30,000 square foot building	Office, manufacturing	Leased through October 2012
Portland, OR	33,040 square foot building	Office, manufacturing	Leased through December 2008
Leicester, England(1)	2 buildings totaling 34,537 square feet	Office, manufacturing	Leased through December 2007
Tampere, Finland	5 acres of land, 40,970 square foot building	Office, manufacturing	Owned
Dieburg, Germany	31,306 square foot building	Office	Leased through December 2012
Göttingen, Germany	7.6 acres of land, 4 buildings totaling 119,500 square feet	Office, manufacturing	Owned
Lübeck, Germany	32,507 square foot building	Office, manufacturing	Leased through June 2007 with renewal option, extended through June 2009 during fiscal 2007
Lübeck, Germany	21,980 square foot building	Office, manufacturing	Leased through December 2009 with option to purchase building

Munich, Germany	58,449 square-foot building	Office, manufacturing	Leased through December 2010
Tokyo, Japan	17,602 square foot building	Office	Leased through April 2007, extended through April 2009 during fiscal 2007
Yokohama, Japan	5,813 square-foot building	Office	Leased through October 2010
Glasgow, Scotland	2 acres of land, 30,000 square foot building	Office, manufacturing	Owned

(1)
Facility subsequently sold during fiscal 2007.

(2)
One building, total of 80,000 square feet leased through December 2008

        We maintain sales and service offices under varying leases expiring from 2007 through 2019 in the United States, Japan, Korea, China, Germany, France, Italy, the United Kingdom and the Netherlands. In addition, we lease an unoccupied facility of approximately 27,200 square feet in Fort Lauderdale, Florida through December 2008.

        We consider our facilities to be both suitable and adequate to provide for current and near term requirements.

ITEM 3.    LEGAL PROCEEDINGS

        We are subject to legal claims and litigation arising in the ordinary course of business, such as employment or intellectual property claims, including, but not limited to, the matters described below. The outcome of any such matters is currently not determinable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position or results of operations, an adverse result in one or more matters could negatively affect our results in the period in which they occur.

Derivative Lawsuits

        Between February 15, 2007 and March 2, 2007, three purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors. We are named as a nominal defendant. The complaints generally allege that the defendants breached their fiduciary duties and violated the securities laws in connection with the granting of stock options, the accounting treatment for such grants, the issuance of allegedly misleading public statements and stock sales by certain of the individual defendants. On May 29, 2007, these lawsuits were consolidated under the caption In re Coherent, Inc. Shareholder Derivative Litigation, Lead Case No. C-07-0955-JF (N.D. Cal.). On June 25, 2007, plaintiffs filed an amended consolidated complaint. The consolidated complaint asserts causes of action for alleged violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty and/or aiding and abetting breaches of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, insider selling and misappropriation of information. The consolidated complaint seeks, among other relief, disgorgement and damages in an unspecified amount, an accounting, rescission of allegedly improper stock option grants, punitive damages and attorneys' fees and costs. To date, we have been paying the defense costs of the individual defendants.

        In addition, our Board of Directors has appointed a Special Litigation Committee ("SLC") comprised of independent director Sandeep Vij to investigate and evaluate the claims asserted in the derivative litigation and to determine what action(s) should be taken with respect to the derivative litigation. The SLC has retained legal counsel to assist it. The SLC's investigation is ongoing.

SEC Inquiry

        In 2006, we were advised that the San Francisco District Office of the SEC is conducting an informal inquiry relating to our past granting of stock options. We are cooperating fully with the inquiry.

Income Tax Audits

        The IRS is conducting an audit of our 2003 and 2004 tax returns. The IRS has issued a number of Notices of Proposed Adjustments to these returns. Among other items, the IRS has challenged our research and development credits and our extraterritorial income, ("ETI"), exclusion. We have agreed to the various adjustments proposed by the IRS and we believe that we have adequate reserves for these exposures and any other items identified by the IRS as a result of the audit of these tax years. As part of its audit of our 2003 and 2004 years, the IRS has requested information related to our stock option investigation and we will comply with this request and address any issues that are raised in a timely manner.

        The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We believe that we have adequate reserves for any adjustments proposed by the IRS related to these credits.

        The German tax authorities are conducting an audit of our subsidiary in Göttingen for the tax years 1999 through 2005. We believe that we have adequate reserves for any adjustments proposed by the German tax authorities. The German tax authorities have closed their audits of our facilities in Dieburg (tax years 2002 through 2005) and Lübeck (tax years 2002 through 2004) with minimal or no adjustments.

Other Matters

        As previously disclosed, the Company's proposed acquisition of Excel Technology, Inc. was the subject of a prohibition decision issued by the German Federal Cartel Office ("FCO") in October 2006. While the agreement under which the Company was to acquire Excel was terminated, the Company is currently appealing the FCO's prohibition order to the appellate court in Germany.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is quoted on the NASDAQ Global Select Market under the symbol "COHR." The following table sets forth the high and low closing prices for each quarterly period during the past two fiscal years as reported on the Nasdaq Global Select Market, or its predecessor, the Nasdaq National Market.

	Fiscal
	2006		2005
	High	Low	High	Low
First quarter	$32.85	$27.51	$32.27	$22.86
Second quarter	$35.11	$29.44	$34.00	$28.41
Third quarter	$37.91	$30.98	$37.75	$30.68
Fourth quarter	$37.21	$29.86	$38.68	$29.13

        The number of stockholders of record as of November 27, 2007 was 1,385. No cash dividends have been declared or paid since Coherent was founded and we have no present intention to declare or pay cash dividends. Our agreements with certain financial institutions restrict the payment of dividends on our Common Stock. See Note 10, "Short-term Borrowings" in our Notes to Consolidated Financial Statements.

        In September 2005, our Board of Directors authorized a share repurchase program of up to 1.5 million shares of our common stock. The repurchase program was to remain in effect through September 30, 2007, unless earlier terminated or completed. The program was suspended during the first quarter of fiscal 2007 due to our internal stock option investigation and was terminated effective September 30, 2007. During the first two quarters of fiscal 2006, we purchased and cancelled a total of 721,942 shares of our common stock for approximately $22.3 million. No shares were purchased during the third or fourth quarters of fiscal 2006.

ITEM 6.    SELECTED FINANCIAL DATA

        The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

        The information presented in the following tables has been adjusted to reflect the restatement of our consolidated financial results which is more fully described in the "Explanatory Note Regarding Restatement of Consolidated Financial Statements" in Part I of this annual report and in Note 3 "Restatement of Consolidated Financial Statements" in the Notes to Consolidated Financial Statements. We derived the selected consolidated financial data as of fiscal 2006 and 2005 year-end and for fiscal 2006, 2005 and 2004 from our audited consolidated financial statements, and accompanying notes, in this annual report. The consolidated statement of operations data for fiscal 2005 and 2004, and the consolidated balance sheet data as of fiscal 2005 year-end have been restated in connection with the restatements discussed in Note 3 of the Notes to Consolidated Financial Statements. The consolidated statement of operations data for fiscal 2003 and 2002, and the consolidated balance sheet data as of fiscal 2004, 2003 and 2002 year-end have been restated below as discussed in footnote 2 below. The following selected consolidated financial data reflects our former Medical segment as discontinued operations. See Note 4 "Discontinued Operations" in our Notes to Consolidated Financial Statements.

        We have not amended our previously filed annual reports or quarterly reports for the periods affected by the restatement (October 1, 1994 through June 30, 2006). The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this annual report, and the financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

		Fiscal 2005(6)	Fiscal 2004(5)	Fiscal 2003(4)	Fiscal 2002(3)
Consolidated financial data	Fiscal 2006(7)
		As Restated(1)	As Restated(1)(2)	As Restated(2)	As Restated(2)
	(In thousands, except per share data)
Net sales	$584,652	$516,252	$494,954	$406,235	$397,324
Gross profit	$256,113	$217,693	$207,769	$148,335	$160,852
Income (loss) from continuing operations	$45,394	$38,414	$16,951	$(49,685)	$(76,194)
Income (loss) from continuing operations per share(8):
Basic	$1.47	$1.25	$0.56	$(1.69)	$(2.65)
Diluted	$1.44	$1.23	$0.55	$(1.69)	$(2.65)
Shares used in computation(8):
Basic	30,973	30,756	30,179	29,448	28,786
Diluted	31,567	31,224	30,494	29,448	28,786
Total assets	$1,082,524	$800,830	$760,668	$716,001	$803,726
Long-term obligations	$201,023	$—	$14,215	$27,911	$43,345
Other long-term liabilities	$37,419	$48,734	$46,542	$30,251	$53,229
Minority interest in subsidiaries	$—	$—	$5,402	$7,475	$45,221
Stockholders' equity	$717,504	$639,670	$588,704	$543,140	$557,452

(1)
See the explanatory note in Part I of this annual report, "Restatement of Consolidated Financial Statements" in part II, Item 7, and Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

(2)
The selected consolidated financial data as of fiscal 2004, 2003 and 2002 year-end and for fiscal 2003 and 2002 have been adjusted to reflect the restatements described in Part II, Item 7, and Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements. The cumulative after-tax impact of all restatement adjustments related to years prior to 2002 totaled $12.2 million, which is reflected as an adjustment to retained earnings at September 30, 2001.

(3)
Includes a $79.2 million after-tax impairment charge on our investment in Lumenis common stock; a $6.7 million after-tax asset impairment charge resulting primarily from a decision to cease most of our activities related to the telecom passives component market; a $3.0 million tax benefit relating to a refund of prior year taxes; a $1.0 million after-tax gain on sale of real estate; a $0.7 million royalty revenues after-tax and minority interest; and a $0.7 million after-tax and minority interest non-recurring favorable inventory adjustment.

(4)
Includes a $10.2 million after-tax impairment charge on our investment in Lumenis common stock; a $9.2 million after-tax charge related to the termination of activities in our Telecom-Actives group; a $7.9 million after-tax charge for the write-down of manufacturing facilities and equipment to net realizable value due to excess capacity and consolidation of operations; a $6.3 million charge for the write-off of purchased IPR&D associated with our acquisition of Positive Light, Inc. and step acquisition of Lambda Physik; a $5.6 million valuation allowance against Lambda Physik's deferred tax assets; a $2.7 million after-tax impairment charge to write down our Lincoln, California facility to net realizable value; a $2.3 million after-tax charge to write down our loan to Picometrix, Inc. ("Picometrix") to net realizable value; a $1.8 million, net of minority interest, impairment charge to write off goodwill associated with Lambda Physik's lithography business; severance costs at Lambda Physik of $1.3 million, after-tax and net of minority interest; a $1.0 million after-tax charge related to early lease termination costs associated with our Santa Clara, California facility; a $2.1 million tax benefit relating to a refund of prior years' taxes; a customer contract settlement fee of $2.0 million, after-tax and net of minority interest received by Lambda Physik; and an after-tax gain of $1.5 million related to the sale of 5.2 million shares of Lumenis common stock.

(5)
Fiscal 2004 included 53 weeks, whereas all other fiscal years presented included 52 weeks. Includes $3.9 million of net sales from Picometrix, which was consolidated under Financial Accounting Standards Board Interpretation No. 46R; additionally, Picometrix's net income of $0.5 million was eliminated through minority interest. Fiscal 2004 also includes a $0.6 million after-tax gain on the sale of certain technology and a $2.0 million after-tax recovery on the sale of a previously impaired note receivable.

(6)
Includes a $4.1 million after-tax charge related to excess inventories as a result of the accelerated decommissioning of lithography lasers in Lambda Physik, a $2.7 million (net of minority interest of $0.1 million) after-tax charge associated with our decision to discontinue future product development and investments in the semiconductor lithography market within our Lambda Physik operations and a charge of $1.6 million for IPR&D related to our purchase of TuiLaser. Fiscal 2005 also includes tax benefits of $1.4 million for increased use of export tax incentives and research and development ("R&D") tax credits, $9.6 million for the reversal of a deferred tax valuation allowance related to our Lambda Physik operations and $0.5 million related to federal tax law changes enacted during fiscal 2005.

(7)
Includes a $11.7 million tax benefit primarily resulting from the consolidation of our entities in Japan and Germany because income previously treated as permanently reinvested was deemed distributed to the U.S. and the income and the associated tax credits are currently reported for U.S. tax purposes, a $3.5 million after-tax charge for acquisition-related costs from the terminated merger agreement with Excel, $0.6 million after-tax Excel pre-merger integration related costs, a facility closure charge of $0.4 million and an IPR&D charge of $0.4 million associated with the purchase of the assets of Iolon in the first quarter of fiscal 2006.

(8)
See Note 2, "Significant Accounting Policies" in our Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing income (loss) per share.

        The tables below reflect the impact of the restatement adjustments on our 2003 and 2002 consolidated statement of operations and 2004, 2003 and 2002 balance sheet data:

	Fiscal 2003			Fiscal 2002
Consolidated Statement of Operations Data	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Net sales	$406,235	$—	$406,235	$397,324	$—	$397,324
Gross profit	$148,591	$(256)	$148,335	$161,147	$(295)	$160,852
Loss from continuing operations	$(46,788)	$(2,897)	$(49,685)	$(71,982)	$(4,212)	$(76,194)
Loss from continuing operations per share:
Basic	$(1.59)	$(0.10)	$(1.69)	$(2.50)	$(0.15)	$(2.65)
Diluted	$(1.59)	$(0.10)	$(1.69)	$(2.50)	$(0.15)	$(2.65)
Shares used in computation:
Basic	29,448		29,448	28,786		28,786
Diluted	29,448		29,448	28,786		28,786
	Fiscal 2004			Fiscal 2003
Consolidated Balance Sheet Data	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands)
Total assets	$757,326	$3,342	$760,668	$705,195	$10,806	$716,001
Long-term obligations	$14,215	$—	$14,215	$27,911	$—	$27,911
Other long-term liabilities	$49,128	$(2,586)	$46,542	$29,008	$1,243	$30,251
Minority interest in subsidiaries	$5,402	$—	$5,402	$7,475	$—	$7,475
Stockholders' equity	$584,052	$4,652	$588,704	$539,688	$3,452	$543,140
	Fiscal 2002
Consolidated Balance Sheet Data	As Previously Reported	Adjustments	As Restated
	(In thousands)
Total assets	$800,342	$3,384	$803,726
Long-term obligations	$43,345	$—	$43,345
Other long-term liabilities	$55,860	$(2,631)	$53,229
Minority interest in subsidiaries	$49,602	$(4,381)	$45,221
Stockholders' equity	$553,328	$4,124	$557,452

        The impact of the restatement adjustments on our fiscal 2005 and 2004 consolidated statements of operations and our fiscal 2005 year-end consolidated balance sheet data is presented in Note 3 of the accompanying consolidated financial statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8, "Financial Statements and Supplementary Data" in this annual report. This discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in "Risk Factors" and elsewhere in this annual report. Please see the discussion of forward looking statements at the beginning of this annual report under "Special Note Regarding Forward Looking Statements."

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Background

        As previously announced on November 1, 2006, a Special Committee was established by our Board of Directors to conduct an independent investigation relating to our historical stock option practices. We requested the independent review following an internal review of our historical stock option practices, which was a voluntary review initiated in light of news of the option practices of numerous companies across several industries. The Special Committee, comprised of three independent members of our Board of Directors, retained independent outside counsel and forensic accountants to assist in conducting the investigation. Together with its independent counsel, the Special Committee conducted an extensive review of historical stock option practices including all awards made by us between January 1, 1995 and September 30, 2006, (the "Relevant Period") that included the review of over one million documents and interviews of over 30 current and former employees, directors and advisors.

        On July 26, 2007, we announced that our management and the Special Committee, with the assistance of independent legal counsel and forensic accounting experts, had determined that incorrect measurement dates for a significant number of stock option awards during the Relevant Period were used.

        On September 26, 2007, our Audit Committee, after consultation with management, determined that additional charges for stock-based compensation expense were required as a result of such incorrect measurement dates. As a result of the Special Committee's investigation and our management's subsequent reviews and analyses, options granted during the Relevant Period to purchase an aggregate of approximately 8,735,590 shares were determined to have incorrect measurement dates. Accordingly, our consolidated retained earnings as of October 1, 2005 has been restated to incorporate an aggregate of approximately $20.2 million in incremental stock-based compensation charges, including related payroll taxes, net of a $4.7 million income tax benefit, during the period from January 1, 1995 through October 1, 2005. Approximately 88% of these charges occurred prior to the end of fiscal 2002, with approximately 56% of the total charges occurring in fiscal 2001 and 2000. We determined that the revised measurement dates for accounting purposes differed from the originally recorded measurement dates due primarily to a number of factors, including (1) delays in the final determination or approval of the awards, (2) retroactive selection of grant dates, (3) the absence of definitive documentation regarding approval, and (4) other process-related issues. These included annual grants to existing employees and officers and option grants made to new hires or to employees recently promoted.

        The restated consolidated financial statements contained in this annual report reflect corrections resulting from the reviews described above by the Special Committee and management, including the related payroll tax effects, as well as other reviews of other accounting matters by management. In this annual report, we are restating our consolidated balance sheet as of fiscal 2005 year-end, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years 2005 and 2004. In addition, we are restating the unaudited quarterly financial information for the interim periods of fiscal 2005 and the first three quarters of fiscal 2006. This restatement is more fully described in Note 3, "Restatement of Consolidated Financial Statements," to the consolidated financial statements.

        This report also reflects the restatement of "Selected Financial Data" in Item 6 for the fiscal years 2005, 2004, 2003 and 2002 and the restatement of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal years 2005 and 2004.

        We have incurred substantial expenses related to our special investigation and subsequent internal investigation, which began in early fiscal 2007. In addition, we are the subject of several derivative actions filed against certain of our current and former directors and officers as well as an informal investigation launched by the staff of the SEC regarding our past stock option granting practices, as more fully described in Item 3, "Legal Proceedings." We have incurred approximately $11.7 million in pretax costs for outside legal counsel fees (including special counsel), external audit firm fees, audit committee fees, and external consulting fees in fiscal 2007 and expect to incur significant additional fees related to the stock option matters and financial statement restatements until we are current with all filings.

Restatement Adjustments

        Our restated consolidated financial statements contained in this annual report incorporate adjustments to correct for errors in stock-based compensation expense, payroll tax expense and other accounting matters, including the income tax impacts related to the restatement adjustments and other tax errors (collectively, the "restatement adjustments"). The restatement adjustments result in a $2.3 million reduction in consolidated net income for the first three quarters of fiscal 2006 and a $21.5 million reduction of retained earnings as of October 1, 2005. This amount includes reductions in our previously reported consolidated net income of approximately $1.4 million for fiscal 2005 and approximately $0.2 million for fiscal 2004. The total restatement impact for the years prior to fiscal 2004, of $19.8 million, has been reflected as a prior period adjustment to retained earnings as of September 28, 2003. We will not be amending our previously filed quarterly reports; however we have included, in item 15(a)1 in this annual report, comparative information reflecting the restatement for the first three fiscal quarters of fiscal 2006 and the four quarters in fiscal 2005.

        The tables below present the decrease to net income (loss) impact of the individual restatement adjustments, which are explained in further detail following the tables (in thousands, except per share data):

						Cumulative Effect to Retained Earnings September 30, 2001
	First Three Quarters of Fiscal 2006	Fiscal Year
		2005	2004	2003	2002
Stock-based compensation
Annual grants to employees	$266	$1,068	$937	$696	$871	$3,911
Annual grants to officers	1	—	127	1,174	3,223	6,986
Non-annual grants to employees	(44)	72	384	676	706	2,604
Non-annual grants to officers	4	5	(23)	156	155	196

Total stock-based compensation expense	227	1,145	1,425	2,702	4,955	13,697
Payroll taxes, interest and penalties	120	(1,501)	(3,870)	19	157	6,152

Total stock-based compensation adjustments	347	(356)	(2,445)	2,721	5,112	19,849

Other miscellaneous accounting adjustments
Correction of Lambda Physik minority interest and purchase accounting	416	553	553	647	(878)	(3,506	)(1)
Correction of accounting for asset retirement obligations	206	225	194	733	—	—
Classification of unrealized foreign exchange (gains) losses on intercompany note	77	(11)	379	406	567	(173	)(1)
Correction to inventory capitalization	454	—	—	—	—	—

	1,153	767	1,126	1,786	(311)	(3,679)

Total adjustments to income before income tax	1,500	411	(1,319)	4,507	4,801	16,170
Income tax expense (benefit)	761	1,036	1,510	(1,044)	(590)	(4,005	)(2)

Total decrease to net income	$2,261	$1,447	$191	$3,463	$4,211	$12,165

Decrease in diluted earnings (loss) per share	$0.07	$0.05	$0.01	$0.12	$0.15

(1)
Amounts reflected represent the cumulative effect of adjustments in years prior to fiscal 2002. The impact was not significant to any individual prior fiscal year.

(2)
Amount includes the cumulative effect attributable to the tax effects of the other miscellaneous accounting adjustments and other tax provision restatements not attributable to stock compensation.

	Cumulative Effect to Retained Earnings September 30, 2001
		Fiscal Year
		2001	2000	1999	1998	1997	1996	1995
Stock-based compensation
Annual grants to employees	$3,911	$557	$833	$541	$728	$898	$335	$19
Annual grants to officers	6,986	3,813	2,436	174	179	260	110	14
Non-annual grants to employees	2,604	1,119	1,095	187	94	64	41	4
Non-annual grants to officers	196	128	49	4	6	7	2	—

Total stock-based compensation expense	13,697	5,617	4,413	906	1,007	1,229	488	37
Payroll taxes, interest and penalties	6,152	1,983	3,908	35	165	38	23	—

Total stock-based compensation adjustments	19,849	7,600	8,321	941	1,172	1,267	511	37
Income tax benefit	(4,970)	(1,285)	(2,395)	(319)	(368)	(421)	(169)	(13)

Total decrease to net income		$6,315	$5,926	$622	$804	$846	$342	$24

Decrease in diluted earnings per share		$0.22	$0.22	$0.03	$0.03	$0.04	$0.01	$0.00

        Stock-Based Compensation Summary—These adjustments are from management's determination, based upon the Special Committee's investigation and our subsequent reviews and analyses that the initially recorded measurement dates for various categories of option grants were incorrect. These categories were:

  •
  Annual grants to employees.    We determined that the appropriate measurement date for annual grants to employees was the date on which evidence indicates the allocation of the options to the individual employees was substantially complete, as further described below. As a result, annual grants for an aggregate of 4,749,940 shares were remeasured and accounted for as fixed awards under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," or APB 25, using the methodologies described below under "Accounting Considerations—Stock-Based Compensation."

  •
  Annual grants to officers.    For annual grants to officers during fiscal years 1995, 1996, 1997, 1999, 2000 and 2002, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under "Accounting Considerations—Stock-Based Compensation", and accounted for these grants as fixed awards under APB 25. The grants represented options to purchase an aggregate of 1,251,500 shares. For annual grants to officers during other fiscal years during the Relevant Period, management determined that the original measurement date was properly determined.

  •
  Non-annual grants to employees.    Non-annual grants to employees are initial grants to newly hired employees or incremental grants to existing employees upon their promotion. For non-annual grants to employees, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under "Accounting Considerations—Stock-Based Compensation", and accounted for these grants as fixed awards under APB 25. The grants represented options to purchase an aggregate of 2,382,650 shares.

  •
  Non-annual grants to officers.    Non-annual grants to officers are initial grants to newly hired officers or incremental grants upon an existing employee's promotion to an officer position. For non-annual grants to officers, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under "Accounting Considerations—Stock-Based Compensation", and accounted for these grants, which represented options to purchase an aggregate of 351,500 shares, as fixed awards under APB 25.

        Payroll taxes, interest and penalties—In connection with the stock-based compensation charges included in the restatement, certain options previously classified as Incentive Stock Options ("ISO") were determined to have been granted with an exercise price below the fair market value of our stock on the revised measurement date. Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore might not qualify for ISO tax treatment. We refer to these stock options as the "Affected ISOs." The potential disqualification of ISO status exposes us to additional payroll related withholding taxes on the exercise of options granted to U.S. employees, and interest and penalties for failing to properly withhold taxes on the exercise of those options. Additionally, we recorded tax, interest and penalty expenses with respect to certain options granted in the U.K. which were determined to have been granted with an exercise price below the fair market value of our common stock on the revised measurement date ("U.K. Options"). The tax, interest and penalty expenses were recorded in the periods in which the underlying stock options were exercised. Then, in periods in which the liabilities were legally extinguished due to statutes of limitations, the expenses were reversed and recognized as a reduction in the related functional expense in our consolidated statements of operations. The net U.S. and U.K. tax liabilities at fiscal 2006 year-end for this potential disqualification of ISO tax treatment for the Affected ISO's and the U.K. Options, totaled $1.2 million.

        Management and the Board are considering possible ways to address the impact that Section 409A of the Internal Revenue Code ("IRC") may have as a result of the exercise price of stock options being less than the fair market value of our common stock on the revised measurement date. IRC Section 409A imposes significant additional taxes to our employees on stock options granted with an exercise price lower than the fair market value on the date of grant that vest after December 31, 2004. The Internal Revenue Service ("IRS") has issued transition rules under IRC Section 409A that allows for a correction, or "cure", for non-exercised, non-executive options subject to IRC Section 409A. We continue to evaluate the potential corrections or cures in light of the additional time relief granted by the IRS.

        Other miscellaneous accounting adjustments—In addition to stock-based compensation related charges, we recorded adjustments to correct errors in the consolidated financial statements for periods prior to July 1, 2006 that had not been previously reflected in our consolidated financial statements. These restatements relate to the correction of errors in the calculation of the minority interest liability for Lambda Physik and the purchase accounting related to our acquisition of a 39.62% interest in Lambda Physik in fiscal 2003, the failure to adopt the provisions of Statement of Financial Accounting Standard ("SFAS") No. 143 "Accounting for Asset Retirement Obligations", the correction of the classification of unrealized foreign exchange gains and losses related to an intercompany note and the correction of an error in our inventory capitalization during fiscal 2006.

        Income tax benefit—We reviewed the income tax effect of the stock-based compensation charges, and we believe that the proper income tax accounting for U.S. stock options under GAAP depends, in part, on the tax distinction of the stock options as either ISOs or non-qualified stock options ("NSOs"). Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant. Because of the potential impact of the measurement date changes on the qualified status of "Affected ISOs," we have determined that all Affected ISOs might not be qualified ISOs under the tax regulations, and therefore should be accounted for as if they were NSOs for income tax accounting purposes. The Company recorded a tax benefit with respect to the Affected ISOs. To the extent an ISO was not disqualified through a "same day sale" or sold before fulfilling the holding period requirements related to the Affected ISOs, the recorded tax asset was written off to earnings when the statute of limitations for the year of exercise closed.

        We have recorded a net income tax benefit of approximately $4.7 million in connection with the stock-based compensation related expense during the period from fiscal year 1995 through 2005. The recognized tax benefit related to affected stock options granted to officers was limited due to the potential non-deductibility of the related expenses under IRC Section 162(m). This IRS rule limits the amount of executive compensation that may be deducted for U.S. tax purposes under certain circumstances. We did not record a tax benefit or deferred tax asset for affected stock options granted to non-U.S., non-U.K. and certain non-German employees because we determined that we could not receive tax benefits outside of the U.S., U.K. and Germany. The net tax benefit has resulted in an increase of our deferred tax assets for all U.S. and UK affected stock options and certain German affected stock options prior to the exercise or forfeiture of the related options. Upon exercise or cancellation of the underlying options, the excess or deficiency in deferred tax assets are written-off to either expense or paid-in capital in the period of exercise or cancellation.

        Further, we have recorded additional restatements to income taxes to record the effect of errors identified in the accounting for income tax contingencies resulting from the misapplication of information available at the date of the misstatement as well as the tax effects of the other miscellaneous accounting adjustments.

Accounting Considerations—Stock-Based Compensation

        We originally accounted for all employee, officer and director stock option grants as fixed grants under APB 25, using the recorded grant date as the measurement date. We issued all grants with an exercise price equal to the fair market value of our common stock on the recorded grant date, and therefore originally recorded no stock-based compensation expense.

        The Special Committee concluded that the measurement dates for certain stock option grants differed from the recorded grant dates for such grants. As described in APB 25, the measurement date is the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price are known with finality. Using the methodologies described below we revised the measurement dates for the indicated option grants during the Relevant Period, and we refer to these revised measurement dates as the "Revised Measurement Dates". We calculated stock-based compensation expense under APB 25 based upon the intrinsic value as of the Revised Measurement Dates of stock option awards determined to be "fixed" awards under APB 25 and the vesting provisions of the underlying options through October 1, 2005. We calculated the intrinsic value on the Revised Measurement Date as the closing price of our common stock on such date as reported on the Nasdaq National Market, now the Nasdaq Global Market, less the exercise price per share of common stock as stated in the underlying stock option agreement, multiplied by the number of shares subject to such stock option award. We recognized these amounts as compensation expense on a straight-line basis over the vesting period of the underlying options. Effective October 2, 2005, we adopted the fair value recognition provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for the year ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the fair value at the applicable grant date or Revised Measurement Date estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

        The methodology we used to determine the Revised Measurement Dates associated with prior stock option grants was as follows:

  Annual grants to employees—For the majority of the annual grants to employees, the process of allocating stock option grants among individual employees continued beyond the recorded grant date. Based on available evidence, we have determined that the appropriate measurement date for annual grants to employees was the earliest date on which evidence indicates the allocation of the options to the individual employees was substantially complete. We defined substantially complete as the point at which evidence indicated that 96% or greater of the grant records had been determined with finality. Such determination was based on the earliest of the three following actions that could be verified with available evidence: (1) on evidence of a substantially complete listing of options allocated to individual employees, (2) on evidence of communication stating that the process was complete supported by records being added into our stock option database application prior to, on or within two days of such communication or (3) on evidence of dates that the employee records of the grants of the stock option were added to the stock option database application (the "record added date"), where evidence of a substantially complete listing of options allocated to individual employees was not available.

  After the date on which substantially all granting activities were completed, there were an insignificant number of changes to option awards attributable to circumstances such as the effective cancellation of a grant because of an employee's termination, or additions due to administrative error corrections, promotion or individual performance reassessment. Where option awards were added subsequent to the date the allocation process was substantially complete, we have determined that each award was a separate grant with its own measurement date and that this subsequent addition was not indicative that the broader granting process for such annual awards had failed to be completed by the Revised Measurement Date. Measurement dates for individual awards which were not substantially complete by the Revised Measurement Date were determined based on the earlier of (1) the date the additions were communicated to the stock administrator for addition to the annual grant pool, (2) the record added date or (3) for periods prior to the implementation of the current stock administration system, the print date of the Notice of Grant.

  Annual grants to officers—For annual grants to officers during fiscal years 1995, 1996, 1997, 1999, 2000 and 2002, the grants were awarded between Board meeting dates, and in certain cases between committee meeting dates, and there is a lack of evidence that the price and number of shares were determined with finality as of the recorded grant date.

  Based on available evidence, we have determined that the appropriate measurement date for annual grants to officers was the date on which evidence indicates that both the shares awarded to the officers and the exercise price of those shares was known with finality. Such determination was based on the earliest date of the three following actions that could be verified with available evidence: (1) the date that the specific number of shares for each officer was approved for grant by the Board as evidenced by the minutes of the Board of Directors meeting, providing that the approval occurred prior to the submission of the applicable Form 3 or Form 4 to the SEC; (2) the record added date, providing that the record was added prior to the submission of the applicable Form 3 or Form 4 to the SEC; or (3) the date of submission of the applicable Form 3 or Form 4 to the SEC.

  Non-annual grants to employees—Non-annual grants to employees are initial grants to newly hired employees or incremental grants to existing employees upon their promotion. For non-annual grants to employees prior to June 2003, our stated process was to select the grant date to be the Monday after the Human Resources department requested the award. On June 5, 2003, we strengthened our process to require the signature of the Executive Vice President of HR on all award requests with the grant date to be the Monday after receipt of such signature. Beginning on

  June 7, 2006, we changed our process to require three members of an equity grant committee, established by the Board and the Board's Compensation and H.R. Committee, to meet only on a fixed date once a month to consider any requested awards, with the award effective on such date or, in the event action was required by written consent, the action would be effective on the date the last consent signature was received.

  Based on available evidence, we determined that the process was not consistently followed during the period from fiscal 1995 through June 4, 2003. As a result, we determined that the appropriate measurement date for non-annual employee grants during the period from fiscal 1995 through June 4, 2003 was the earliest date of the two following actions that could be verified with available evidence: (1) the record added date and (2) the date the specific grant was approved as evidenced by the minutes of a Board of Directors meeting.

  For the period from June 5, 2003 through June 6, 2006, we determined that most of the measurement dates for non-annual grants to employees during this period followed the stated process and were appropriate. For two grants that we determined did not follow the process, we determined the appropriate measurement date based on the stated process.

  For the period from June 7, 2006 through September 30, 2006, we determined that we followed the process consistently and that all of the measurement dates for non-annual grants to employees during this period were appropriate.

  Non-annual grants to officers—Non-annual grants to officers are initial grants to newly hired officers or incremental grants for existing employees upon their promotion to an officer position. For non-annual grants to officers, Board or Compensation and H.R. Committee approval was reflected in written actions. We determined that the original recorded grant dates lacked evidence supporting when such written actions were executed for ten of the twelve non-annual grants to officers during the period from fiscal 1995 through fiscal 2006.

  Based on available evidence, we determined that the appropriate measurement date for each of the ten non-annual grants to officers was the earliest of the three following actions that could be verified with available evidence: (1) the date written actions reflecting approval by the Board or Compensation and H.R. Committee were executed; (2) the record added date, providing that the related notice of grant was printed by us prior to the submission of the applicable Form 3 or Form 4 to the SEC; and (3) the date the applicable Form 3 or Form 4 was submitted to the SEC.

        Using the above methodology, we recorded an aggregate pre-tax charge for stock-based compensation related adjustments of $25.2 million for the period from fiscal year 1995 through the first three quarters of fiscal 2006. The initial intrinsic value related to option awards during the Relevant Period that were remeasured pursuant to the above methodology totaled $31.4 million. The intrinsic value differs from the pre-tax charge primarily due to the impact of forfeitures, including the impact of forfeitures related to the disposition of our former Medical segment in fiscal 2001. The selection by us of the methodologies described above to determine the measurement dates of historical stock option grants during the Relevant Period involved judgment and careful evaluation of all relevant facts and circumstances for each historical grant. We believe we have used the most appropriate methodologies. However, it is possible that the actual measurement date could have occurred within a range of possible dates for certain grants. Accordingly, we also conducted a sensitivity analysis to assess how the intrinsic value would have changed under an alternative methodology for determining measurement dates. For all grant types for which a new measurement date was required, we determined a "no later than date" representing the date following the Revised Measurement Date at which there was certainty that both the price and the number of shares would have been determined. This "no later than date" was based on the last record added date, the date the Form 3 or Form 4 was filed with the SEC or the date the grant was approved as a consent item as evidenced in minutes of a Board meeting, as applicable for the respective grant pools. Based on the range of closing prices of our common stock occurring between the revised measurement date and the no later than date, the aggregate initial intrinsic value of $31.4 million would have decreased by $9.0 million if we had used the lowest price during such period and would have increased by $40.5 million if we had used the highest price during such period. Because of the significant volatility in our stock price during fiscal 2000 along with the rest of the telecommunications industry, $3.9 million of the decrease and $27.8 million of the increase relate to options that were granted in fiscal 2000.

        Non-employee director automatic stock option grants—Our 1990 and 1998 Directors' Option Plans provide for the automatic and non-discretionary grant of non-statutory stock options to our non-employee directors, such that the grants require no independent action of the Board of Directors. The 1998 Directors' Plan replaced the 1990 Directors' Plan which expired on December 8, 1999 and was approved by stockholders on March 17, 1999. From 1995 through March 27, 2003, under both Plans, each non-employee director was automatically granted a non-discretionary grant of a non-statutory stock option to purchase 20,000 shares of common stock upon appointment as a member of the Board, and each non-employee director was granted a non-discretionary grant of a non-statutory stock option to purchase 5,000 shares of our common stock on the date of and immediately following each Annual Meeting of Stockholders. The 1998 Directors' Plan was amended by the Stockholders on March 23, 2003 to increase the automatic non-discretionary grant of a non-statutory stock option to purchase shares of common stock upon appointment as a member of the Board from 20,000 to 30,000 shares ("Initial Grant") and to increase the non-discretionary grant of a non-statutory stock option to purchase shares of our common stock on the date of and immediately following each Annual Meeting of Stockholders from 5,000 shares to 12,000 shares ("Subsequent Grant"). The Plans provide that the exercise price shall be equal to the fair market value of the common stock on the date of the grant of the options. On March 30, 2006, the 1998 Directors Plan was further amended to reduce the Initial Grant from 30,000 to 24,000 shares and the Subsequent Grant from 12,000 to 6,000 shares. In addition, non-employee directors receive a RSU of 2,000 shares upon first joining the Board of Directors and a RSU of 2,000 shares on each Annual Meeting of Stockholders where such director is reelected.

        We have determined that, as a result of administrative errors, a total of five automatic grants representing initial options to purchase a total of 140,000 shares under the 1998 Directors' Plan upon the appointment of five of our directors to the Board of Directors were documented as having been made on dates other than as set forth in the 1998 Directors' Option Plan. We have corrected the documentation of these grants to reflect the correct dates and exercise prices, as automatically established under the 1998 Directors' Option Plan. Because these actions were corrections of administrative errors in the documentation, rather than changing any of the terms of the stock option grants as automatically granted, we determined that there was no accounting charge to be recognized in connection with these corrections, as the correct measurement date was the date of grant as automatically established by the 1998 Directors' Option Plan, and the exercise price was the fair market value of our common stock on the correct measurement date.

        Although we determined that there is no accounting charge resulting from the administrative correction, the administrative correction did result in an increase of the exercise price for each of the five grants. Four of such directors have expressly agreed to the correction to increase the exercise prices of certain of such grants to purchase 107,800 shares. The fifth director's option expired unexercised; therefore no such agreement was needed. Further, the three directors who exercised misdocumented grants have reimbursed us for the difference between the aggregate exercise price as misdocumented and as corrected in the amounts of $1,195, $1,100 and $1,272, respectively.

Related Proceedings

        Between February 15, 2007 and March 2, 2007, three purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of Coherent's current and former officers and directors. Coherent is named as a nominal defendant. The complaints generally allege that the defendants breached their fiduciary duties and violated the securities laws in connection with the granting of stock options, the accounting treatment for such grants, the issuance of allegedly misleading public statements and stock sales by certain of the individual defendants. On May 29, 2007, these lawsuits were consolidated under the caption In re Coherent, Inc. Shareholder Derivative Litigation, Lead Case No. C-07-0955-JF (N.D. Cal.). On June 25, 2007, plaintiffs filed an amended, consolidated complaint. The consolidated complaint asserts causes of action for alleged violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty and/or aiding and abetting breaches of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, insider selling and misappropriation of information. The consolidated complaint seeks, among other relief, disgorgement and damages in an unspecified amount, an accounting, rescission of allegedly improper stock option grants, punitive damages and attorneys' fees and costs.

        Our Board of Directors has appointed a Special Litigation Committee ("SLC") comprised of independent director Sandeep Vij to investigate and evaluate the claims asserted in the derivative litigation and to determine what action(s) should be taken with respect to the derivative litigation. The SLC's investigation is ongoing.

        In 2006, we were advised that the San Francisco District Office of the SEC was conducting an informal inquiry relating to our past granting of stock options. We are cooperating fully with the inquiry.

KEY PERFORMANCE INDICATORS

        The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Fiscal
	2006	2005	2004
	(Dollars in thousands)
Bookings	$583,790	$545,128	$521,818
Net Sales	$584,652	$516,252	$494,954
Gross Profit as a Percentage of Net Sales	43.8%	42.2%	42.0%
Research and Development as a Percentage of Net Sales	12.5%	11.1%	12.6%
Income from Operations Before Income Taxes and Minority Interest	$46,181	$41,020	$28,570
Cash Provided by Operating Activities	$78,782	$92,755	$69,021
Days Sales Outstanding in Receivables	68.6	61.1	70.4
Days Sales Outstanding in Inventories	62.5	71.6	76.2
Capital Spending as a Percentage of Net Sales	3.0%	3.4%	9.4%

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

        Fiscal 2006 bookings increased 7.1% from fiscal 2005. Increases in current year bookings, compared to fiscal 2005, in the microelectronics, OEM components and instrumentation and materials processing markets were partially offset by decreases in the graphic arts and display and scientific and government programs markets. Fiscal 2005 bookings increased 4.5% from fiscal 2004, with increases in the graphic arts and display, materials processing and OEM components and instrumentation and markets partially offset by decreases in the scientific and government programs and microelectronics markets.

        Microelectronics bookings increased significantly from the comparable prior year as there was sustained strong demand for lasers used in leading applications in semiconductor capex, flat panel manufacturing applications and advanced packaging applications. In the semiconductor arena, demand for lasers used in 300mm photomask processes; wafer inspection and metrology remained robust. Of particular note was customer investment in 45nm node process control development where our lasers play a key role. Business was also strong for lasers used in FPD manufacturing. Incoming orders were received for lasers used in annealing, glass processing, and LCD repair. We also received our first order for an emerging application in color filter processing in FPDs which could prove to be an attractive opportunity for us. In advanced packaging applications, growth in laser direct imaging for PCBs, wafer singulation and solar cell fabrication were strong. Our resiliency in microelectronics highlights the benefits of our strategy to invest in emerging technologies.

        Bookings in the OEM components and instrumentation market increased from the prior year period due primarily to higher OEM medical orders, partially due to the acquisition of TuiLaser in the third quarter of fiscal 2005. Bookings for medical OEM lasers and components, especially those used in refractive surgery, were strong. Bioinstrumentation bookings for solid-state lasers were steady, but down slightly overall due to the retirement of a non-RoHS compliant ion laser platform. We are fortifying our market position through qualification on a number of soon-to-be-]released platforms from multiple customers, all of which are using solid-state lasers. Market development remained on track during fiscal 2006 as we qualified our Existar™ platform with another major ophthalmic company and we shipped the first yellow OPS prototypes for use in photocoagulation.

        Bookings in the materials processing market increased from fiscal 2005 and reached a new all-time high for bookings in this market during fiscal 2006. Several key applications contributed to the annual bookings performance. Marking applications have maintained momentum, driven in part by increased demand for product safety (i.e., serialization, lot coding, etc.). The non-metal processing market has also done well as the use of lasers in converting and textile processing gains broader acceptance. We believe these areas will continue to provide solid growth opportunities. To this end, we are making investments in key technologies including diode, solid-state and CO2 lasers. We anticipate introducing new product platforms during fiscal 2007.

        Bookings in the graphic arts and display market decreased during fiscal 2006 primarily due to erosion in the high volume printing business. The printing market is highly competitive for our customers and is very price sensitive. We have been shipping a high performance product called an IAB to a single customer; the end market pricing and demand for the tool in which it is used has declined dramatically. Our bookings have decreased due to our decision to not lower our prices to retain this business. We continue to make progress in the use of OPS lasers for display with the shipment of additional units to various customers for development work. And, as we predicted earlier, interest has expanded beyond the consumer electronics market into large format display including simulators and cinema.

        Bookings in the scientific and government programs market decreased in fiscal 2006, but remained solid. The decrease was primarily due to lower sales of custom lasers. In particular, European vendors are offering a combination of aggressive performance specifications and deeply-discounted pricing. We continue to exercise financial discipline in pursuing business in this submarket. Bookings for the recently released Micra™ and Mira™ HP lasers, both of which filled gaps in our product portfolio, began in fiscal 2006.

Net Sales

        Net sales include sales of lasers, precision optics, related accessories and service contracts. Net sales for fiscal 2006 increased 13.2% from fiscal 2005. Net sales for fiscal 2005 increased 4.3% from fiscal 2004. For a more complete description of the reasons for changes in net sales refer to the "Results of Operations" section of this Annual Report.

Gross Profit as a Percentage of Net Sales

        Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage increased from 42.0% in fiscal 2004 to 42.2% in fiscal 2005 and to 43.8% in fiscal 2006. For a more complete description of the reasons for changes in gross profit refer to the "Results of Operations" section of this Annual Report.

Research and Development as a Percentage of Net Sales

        Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage increased from 11.1% in fiscal 2005 to 12.5% in fiscal 2006. In fiscal 2005, R&D percentage decreased to 11.1% from 12.6% in fiscal 2004. For a more complete description of the reasons for changes in R&D percentage refer to the "Results of Operations" section of this Annual Report.

Net Cash Provided by Operating Activities

        Net cash provided by operating activities shown on our Consolidated Statements of Cash Flows primarily represents the excess of cash collected from billings to our customers and other receipts over cash paid to our vendors for expenses and inventory purchases to run our business. This amount represents cash generated by current operations to pay for equipment, technology, and other investing activities, to repay debt, fund acquisitions, repurchase our common stock and for other financing purposes. We believe this is an important performance indicator since cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth. We believe generating positive cash from operations is an indication that our products are achieving a high level of customer satisfaction and we are appropriately monitoring our expenses, inventory levels and cash collection efforts. For a more complete description of the reasons for changes in Net Cash Provided by Operating Activities refer to the "Liquidity and Capital Resources" section of this Annual Report.

Days Sales Outstanding in Receivables

        We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 360 days for years. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more cash flow available. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business. Our DSO in receivables for fiscal 2006 increased 7.5 days from fiscal 2005 to 68.6 days. The increase in DSO in receivables is primarily due to a higher concentration of sales toward the end of the year and a continued higher mix of international business.

Days Sales Outstanding in Inventories

        We calculate DSO in inventories as net inventories at the end of the period divided by net sales of the period and then multiplied by the number of days in the period, using 360 days for years. This indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more cash flow available. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in inventories for fiscal 2006 decreased 9.1 days from fiscal 2005 to 62.5 days. The improvement in DSO in inventories is primarily due to better management of inventories in relation to sales volumes, a $6.8 million charge for excess Lambda Physik inventories in fiscal 2005 (4.8 days), the acquisition of TuiLaser in the third quarter of fiscal 2005 (2.2 days) including only 4 months sales for TuiLaser and the outsourcing of certain non-core production to contract manufacturers.

Capital Spending as a Percentage of Net Sales

        Capital spending as a percentage of net sales ("capital spending percentage") is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology. Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage decreased from 3.4% in fiscal 2005 to 3.0% in fiscal 2006 and decreased from 9.4% in fiscal 2004 to 3.4% in fiscal 2005. The fiscal 2006 decrease was primarily due to higher sales volumes in fiscal 2006. The fiscal 2005 decrease was primarily due to the purchase of our previously leased facility in Santa Clara, California, in the first quarter of fiscal 2004. We anticipate that capital spending for fiscal 2007 will be approximately 4.0% of net sales.

SIGNIFICANT EVENTS

        In December 2004, our Lambda Physik subsidiary decided to discontinue future product development and investments in the semiconductor lithography market. As a result, during the first quarter of fiscal 2005, we recognized a charge of $3.1 million (net of minority interest of $0.1 million) primarily related to recognizing write-downs of excessive and obsolete inventories, exiting certain purchase commitments and charges related to government grants. We anticipate this decision will also result in re-deployment of a portion of Lambda's lithography future R&D dollars into the most promising growth areas of Lambda Physik's Industrial and Scientific/Medical markets.

        On June 3, 2003, we initiated a tender offer to purchase the 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary owned by other shareholders (the minority interest) for approximately $10.50 per share. Through the end of fiscal 2004, we purchased a total of 4,588,500 outstanding shares for approximately $49.0 million, resulting in a total ownership percentage of 95.01% (inclusive of shares previously owned). During the second quarter of fiscal 2005, we acquired the remaining 661,500 outstanding shares ("remaining interest") for approximately $11.8 million, resulting in our full ownership of Lambda Physik. In the fourth quarter of fiscal 2006, we accrued an additional $2.5 million in purchase price and related legal and other fees associated with the acquisition of the remaining interest.

        In fiscal 2005, we recorded a reduction of $11.6 million of valuation allowance on Lambda Physik's deferred tax assets as we believe that it is more likely than not that we will be able to realize these assets. In accordance with SFAS No. 109 "Accounting for Income Taxes," $1.4 million of the reversal was applied against intangible assets, $0.6 million was applied against goodwill recognized from the final step acquisition of Lambda Physik and the remaining $9.6 million was recorded as a tax benefit during the second quarter of fiscal 2005.

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

        In September 2005, our Board of Directors authorized a share repurchase program of up to 1.5 million shares of our common stock. Under the terms of the repurchase program, purchases may be made from time to time in both the open market and in private transactions, as conditions warrant. During fiscal 2006, we purchased and cancelled a total of 721,942 shares of our common stock for approximately $22.3 million. The program was suspended during the first quarter of fiscal 2007 due to our internal stock option investigation and expired on September 30, 2007.

        On February 21, 2006, we entered into a definitive agreement to acquire Excel Technology, Inc. ("Excel"), a manufacturer of photonics-based solutions, consisting of laser systems and electro-optical components, primarily for industrial, commercial, and scientific applications. The acquisition was to be an all-cash transaction at a price of $30.00 per share of Excel common stock, for a total approximate offer value of $376 million before fees and transaction costs. The completion of the acquisition was subject to customary closing conditions, including regulatory approvals. On October 25, 2006 we received a prohibition order from the German Federal Cartel Office (FCO) regarding our proposed acquisition. The acquisition had previously been approved by antitrust authorities in the United States. None of the multiple remedy proposals offered by Coherent to the FCO addressing the overlap in the low-power carbon-dioxide laser market were satisfactory to the FCO. On November 1, 2006, we received notice from Excel that it was terminating the merger agreement. As a result, our fiscal 2006 results include a pre-tax charge of $5.9 million for previously capitalized costs related to the proposed Excel acquisition.

        On March 10, 2006 we issued $200.0 million of 2.75% convertible subordinated notes due March 2011. The notes were unsecured and subordinate to all existing and future senior debt. The notes mature on March 1, 2011, unless earlier redeemed or converted. Interest on the notes was payable in cash semi-annually in arrears on March 1 and September 1 of each year. The notes were convertible, at the option of the holder, into shares of our common stock at an initial conversion rate of 26.1288 shares of our common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $38.27 per share, only under the following circumstances: (1) if the closing price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) if specified distributions to holders of our common stock occur, (3) if a fundamental change occurs or (4) during the period from, and including February 1, 2011 to, but excluding, the maturity date. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of notes a holder would receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value (as defined in the indenture for the notes) of the number of shares of our common stock equal to the conversion rate. If the conversion value exceeded $1,000 on the conversion date, we would also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. If a holder elected to convert its notes in connection with a fundamental change, we would pay a make whole premium by increasing the conversion rate applicable to such notes. The conversion rate was subject to adjustment from time to time as set forth in the indenture for the notes.

        On December 15, 2006, we received a letter from U.S. Bank National Association ("the trustee") for the holders of the outstanding principal amount of 2.75% convertible subordinated notes due 2011 stating that we have violated certain provisions in the Indenture dated March 13, 2006 (the "Indenture") as a result of our failure to file our annual report for fiscal 2006 with the SEC. The indentures provide that such a default could be cured by making that filing with the SEC within 60 days after the receipt by us of the notice of default. The indentures also provide that such a default, if not cured by that date, would give certain holders and the trustee the right to accelerate the maturity of the notes. We did not cure the default within 60 days after the receipt by us of the notice of default. On August 17, 2007, as amended by an addendum delivered on August 20, 2007, we received a letter from the trustee under the Indenture declaring the principal amount and accrued and unpaid interest, plus additional interest under the notes, to be immediately due and payable pursuant to the Indenture due to our failure to file reports required to be filed and delivered to the trustee under the Indenture and Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended. The aggregate amount due and payable under the notes including interest was $202,984,067, which we paid on August 21, 2007.

RESULTS OF OPERATIONS—FISCAL 2006, 2005 AND 2004

        Fiscal 2004 included 53 weeks, whereas fiscal 2006 and 2005 included 52 weeks.

Consolidated Summary

        The following table sets forth, for the years indicated, the percentage of total net sales represented by the line items reflected in our consolidated statement of operations:

	Fiscal
	2006	2005	2004
	(As a percentage of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.2%	57.8%	58.0%

Gross profit	43.8%	42.2%	42.0%

Operating expenses:
Research and development	12.5%	11.1%	12.6%
In-process research and development	0.1%	0.3%	—%
Selling, general and administrative	22.7%	22.4%	22.9%
Restructuring and other charges (recoveries)	—%	—%	(0.6)%
Acquisition related expenses	1.0%	—%	—%
Amortization of intangible assets	1.6%	1.5%	1.5%

Total operating expenses	37.9%	35.3%	36.4%

Income from operations	5.9%	6.9%	5.6%
Other income (expense):
Interest and dividend income	2.6%	1.0%	0.5%
Interest expense	(0.8)%	(0.4)%	(0.6)%
Other—net	0.2%	0.4%	0.3%

Total other income, net	2.0%	1.0%	0.2%

Income from continuing operations before income taxes and minority interest	7.9%	7.9%	5.8%
Provision for income taxes	0.1%	0.5%	2.4%

Income from continuing operations before minority interest	7.8%	7.4%	3.4%
Minority interest in subsidiaries' losses, net of taxes	—%	—%	—%

Income from continuing operations, net of taxes	7.8%	7.4%	3.4%
Gain on disposal of Medical segment	—	—%	0.1%

Net income	7.8%	7.4%	3.5%

        Refer to Item 6 "Selected Financial Data" for a description of significant events that impacted the results of operations for fiscal years 2006, 2005 and 2004.

Net Sales

        The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales:

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Consolidated:
Microelectronics	$219,250	37.5%	$177,416	34.4%	$167,652	33.9%
OEM components and instrumentation	131,922	22.6%	119,987	23.3%	108,426	21.9%
Materials processing	76,862	13.1%	65,765	12.7%	65,467	13.2%
Scientific and government programs	114,516	19.6%	125,113	24.2%	128,060	25.9%
Graphic arts and display	42,102	7.2%	27,971	5.4%	25,349	5.1%

Total	$584,652	100.0%	$516,252	100.0%	$494,954	100.0%

        During fiscal 2006, net sales increased by $68.4 million, or 13%, compared to fiscal 2005. The increase was a result of increased sales volumes in the microelectronics, graphic arts and display, OEM components and instrumentation and materials processing markets, partially offset by decreases in the scientific and government programs market. The increase in the microelectronics market of $41.8 million, or 24%, during fiscal 2006 is primarily due to higher sales in advanced packaging applications, including laser direct imaging and via drilling as well as higher sales in semiconductor and micro materials processing applications. Graphics arts and display market sales increased $14.1 million, or 51%, primarily due to individually addressable semiconductor bar shipments for reprographics applications. The increase in the OEM components and instrumentation market of $11.9 million, or 10%, during fiscal 2006 is due primarily to higher sales to the medical market driven by the acquisition of TuiLaser in the third quarter of fiscal 2005. Sales in the material processing market increased $11.1 million, or 17%, primarily due to higher commercial laser shipments for non-metal cutting and marking applications. Scientific and government program sales decreased $10.6 million, or 8%, due to lower demand for pumping, measuring and advanced research applications used by university and government research groups.

        During fiscal 2005, net sales increased by $21.3 million, or 4%, compared to fiscal 2004. The increase was primarily a result of increased sales volumes in the OEM components and instrumentation, microelectronics, graphic arts and display and materials processing markets, partially offset by a decrease in the scientific and government programs market. OEM components and instrumentation market sales increased $11.6 million, or 11%, from fiscal 2004 to fiscal 2005 due to higher sales to the medical market driven by the acquisition of TuiLaser in the third quarter of fiscal 2005 and higher demand with medical OEM customers. The increase of $9.8 million, or 6%, in microelectronics market sales from fiscal 2004 to fiscal 2005 is primarily due to increases in excimer flat panel, service and ink jet systems business. Graphics arts and display market sales increased $2.6 million, or 10%, from fiscal 2004 to fiscal 2005 primarily due to stronger demand in reprographics applications. Sales in the material processing market increased $0.3 million, or less than 1%, from fiscal 2004 to fiscal 2005. Scientific and government program sales decreased $2.9 million, or 2%, primarily as a result of the consolidation of Picometrix ($3.9 million) for six months of fiscal 2004. Although we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

        In fiscal 2006, 2005 and 2004, no customers accounted for greater than 10% of net sales.

Gross Profit

        Our gross profit rate increased by 1.6% to 43.8% in fiscal 2006 from 42.2% in fiscal 2005. The increase in the gross profit rate was primarily due to lower other costs (2.6%) due to lower inventory charges including the fiscal 2005 charge for excess lithography inventory and lower royalty expense and more favorable product mix (1.8%) in the microelectronics market and reprographic applications within the graphic arts and display market, partially offset by higher variances (1.8%) due to unusually high salvage recovery in the semiconductor business in fiscal 2005, higher warranty and installation (0.6%) expenses due to the timing of new product releases and the impact of stock-based compensation expense under SFAS 123(R) (0.3%).

        Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations.

        Our gross profit rate increased by 0.2% to 42.2% in fiscal 2005 from 42.0% in fiscal 2004. The increase in the gross profit rate was primarily due to more favorable product margins (2.1%) resulting from fiscal 2005 cost reduction initiatives, as well as a more favorable product mix towards lower volumes of lower margin OEM components products and higher margins on scientific and medical business due to TuiLaser's contributions, partially offset by shipments of low margin EUV lithography systems; and lower warranty costs from improved product quality (0.7%). These increases were partially offset by higher inventory charges (1.5%) resulting primarily from the charge for excess lithography service inventory and more unfavorable variances (0.8%) resulting from higher rework costs and lower sales of fully reserved inventories.

Operating Expenses

	Fiscal
	2006		2005		2004
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$73,051	12.5%	$57,422	11.1%	$62,132	12.6%
In-process research and development	690	0.1%	1,577	0.3%	—	—
Selling, general and administrative	132,545	22.7%	115,711	22.4%	113,614	22.9%
Restructuring and other charges (recoveries)	97	0.0%	(61)	(0.0)%	(3,093)	(0.6)%
Acquisition related expenses	5,857	1.0%	—	—	—	—
Amortization of intangible assets	9,207	1.6%	7,572	1.5%	7,252	1.5%

Total operating expenses	$221,447	37.9%	$182,221	35.3%	$179,905	36.4%

Research and development

        Fiscal 2006 research and development ("R&D") expenses increased $15.6 million, or 27%, from fiscal 2005 The increase was primarily due to higher project spending on supplies, tooling and headcount ($6.4 million) including spending associated with the "greening" of our products to comply with new European environmental directives, lower net reimbursements from customers ($2.4 million) for development projects, the acquisition of TuiLaser in the third quarter of fiscal 2005 ($3.0 million), $1.9 million higher stock-based compensation expense primarily due to the adoption of SFAS 123(R), the acquisition of Iolon in the first quarter of fiscal 2006 ($1.6 million) and $0.5 million higher payroll taxes primarily due to the fiscal 2005 net reversal of a payroll tax liability related to stock-based compensation for which the statute had expired.

        Fiscal 2005 research and development ("R&D") expenses decreased $4.7 million, or 8%, from fiscal 2004. The decrease was primarily due to the decision to discontinue future product development and investments in the semiconductor lithography market during the first fiscal quarter of 2005 ($11.2 million), higher net reimbursements from customers ($1.7 million) for development projects, the consolidation of Picometrix under FIN 46R ($1.3 million) in fiscal 2004, and other spending of $0.3 million partially offset by increased project spending on supplies, labor and equipment ($8.0 million) primarily for green-related activities, the development of a new product platform for the graphic arts and display market, increased spending on industrial projects as well as the acquisition of TuiLaser ($1.3 million) and a higher fiscal 2004 reversal of a payroll tax liability related to stock-based compensation for which the statute had expired ($0.5 million). These increases include the impact of the strengthening of the Euro and Yen against the U.S. dollar ($1.2 million).

In-process research and development

        Fiscal 2006 in-process research and development (IPR&D) expense resulted from our acquisition of Iolon in the first quarter. At the date of acquisition, we immediately charged $0.7 million to expense, representing purchased IPR&D related to a development project that had not yet reached technological feasibility and had no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the net cash flows from such project, and discounting the net cash flows back to its present value. At the time of the acquisition, the project was expected to be commercially viable in the third quarter of fiscal 2006 with $0.1 million of estimated expenditures to complete. The project was completed and products were shipped in the second quarter of fiscal 2006. Fiscal 2005 IPR&D expense of $1.6 million resulted from our acquisition of TuiLaser in the third quarter of fiscal 2005.

Selling, general and administrative

        Fiscal 2006 selling, general and administrative ("SG&A") expenses increased by $16.8 million, or 15%, from fiscal 2005. The increase was primarily due to $9.4 million higher stock-based compensation expense primarily due to the adoption of SFAS 123(R), accrued costs for estimated liabilities to former Lambda Physik shareholders ($2.5 million), the acquisition of TuiLaser ($2.1 million) in the third quarter of fiscal 2005, Excel pre-merger integration costs of $1.1 million, a facilities closure charge of $0.7 million, $0.8 million higher payroll taxes related to stock-based compensation primarily due to a fiscal 2005 reversal of a payroll tax liability related to stock-based compensation for which the statute had expired, higher headcount-related spending ($0.6 million) and higher other spending ($0.7 million), partially offset by lower facilities and facilities repair costs ($1.1 million).

        Fiscal 2005 SG&A expenses increased by $2.1 million, or 2%, from fiscal 2004. The increase was primarily due to higher consulting and depreciation expense related to our investments in information technology systems ($3.3 million), higher consulting and audit costs related to Sarbanes-Oxley compliance ($2.4 million), the acquisition of TuiLaser ($1.3 million), the strengthening of the Euro and Yen against the U.S. dollar ($1.3 million), higher payroll tax expense due to lower reversals of payroll liabilities related to stock-based compensation for which the statute had expired ($1.5 million) and higher marketing expenses for tradeshows ($0.7 million), partially offset by lower headcount related expenses and lower sales commissions ($6.2 million), lower facilities expenses due to building remodeling and consolidations in fiscal 2004 ($1.0 million), the consolidation of Picometrix under FIN 46R in fiscal 2004 ($0.8 million) and $0.1 million lower stock-based compensation expense.

Restructuring and other charges (recoveries)

        In fiscal 2006, restructuring, impairment and other charges were due to adjustments to the estimated contractual obligation for lease and other facility costs of a previously vacated building, net of estimated sublease income.

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

Acquisition related expenses

        In fiscal 2006, we wrote off $5.9 million of Excel acquisition related costs, primarily comprised of legal and consulting fees. We anticipate we will write-off additional Excel acquisition related costs of $0.3 million in the first quarter of fiscal 2007.

Amortization of intangible assets

        Amortization of intangible assets increased $1.6 million, or 22%, from fiscal 2005 to fiscal 2006 primarily due to the amortization of intangibles related to our TuiLaser acquisition.

        Amortization of intangible assets increased $0.3 million, or 4%, from fiscal 2004 to fiscal 2005 primarily due to the amortization of intangibles related to our TuiLaser acquisition partially offset by completion of amortization of certain intangibles related to our Positive Light acquisition and to technology sold in the second quarter of fiscal 2004.

Other income (expense)

        Other income, net, increased $6.0 million from fiscal 2005 to fiscal 2006. The increase was primarily due to higher interest income ($10.1 million) as a result of higher returns and higher cash balances and lower losses from Lambda Physik's investment in a joint venture ($1.6 million) partially offset by higher interest expense ($2.5 million) primarily due to the interest on the convertible subordinated notes net of interest due to principal payments made on our Star notes, higher foreign currency exchange net losses ($1.6 million), the fiscal 2005 gain on Lambda Physik's sale of a joint venture ($1.1 million) and lower investment gains, net of expenses, associated with our deferred compensation plans ($0.4 million).

        Other income, net, increased $4.8 million from fiscal 2004 to fiscal 2005. The increase was primarily due to higher interest income ($2.6 million) as a result of higher returns and higher cash balances, lower interest expense ($1.3 million) primarily due to principal payments made on our Star notes and higher capitalized interest, lower losses from Lambda Physik's investment in a joint venture ($1.2 million) and a gain on our sale of that joint venture ($1.1 million) and higher investment gains, net of expenses, associated with our deferred compensation plans ($0.8 million), partially offset by a gain of $1.2 million in fiscal 2004 related to the sale of certain technology, a gain in fiscal 2004 on the sale of an idle facility ($0.3 million) and less favorable foreign currency exchange net gains ($0.2 million).

Income taxes

        The effective tax rate on income from continuing operations (before minority interest) for fiscal 2006 of 1.7% was lower than the statutory rate of 35.0%. This was primarily due to a net benefit of $15.4 million, which included the consolidation of our entities in Japan and Germany, adjustments to income tax contingency reserves and R&D tax credits. In the first quarter of fiscal 2006, we completed the merger of our wholly owned Japanese subsidiaries, Lambda Physik Co., Ltd, and Coherent Japan, Inc., with Coherent Japan, Inc. as the surviving corporation. In the second quarter of fiscal 2006, we completed the merger of our wholly owned German subsidiary of Bavarian Photonics GmbH into our wholly owned German subsidiary of TuiLaser AG, then merged TuiLaser AG into our wholly owned German subsidiary of Coherent GmbH. The income of these entities that was previously treated as permanently reinvested was deemed distributed to the United States and the income and associated tax credits of the entities are currently reported for U.S. tax purposes.

        The effective tax rate on income from continuing operations (before minority interest) for fiscal 2005 of 6.8% was lower than the statutory rate of 35.0%. This was primarily due to a benefit of $11.6 million, which included the reversal of deferred tax valuation allowances at Lambda Physik, benefits from increased use of export tax incentives and R&D tax credits and federal tax law changes enacted in the first quarter of fiscal 2005, partially offset by the non-deductibility of in-process R&D related to the TuiLaser acquisition.

        The effective tax rate on income from continuing operations (before minority interest) for fiscal 2004 of 41.3% was higher than the statutory rate of 35.0% primarily due to an additional valuation allowance provision related to losses at Lambda Physik and higher state income taxes, net of federal taxes, partially offset by benefits from R&D tax credits, the benefit realized related to amounts previously written off related to our Scotland operations for which no benefit was originally recorded and the benefit from lower foreign tax rates.

Stock-Based Compensation

        Prior to October 2, 2005, our stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). As a result of the application of APB 25 as described in "Restatement of Consolidated Financial Statements", we have incurred pre-tax stock-based compensation expense of $1.1 million in fiscal 2005 and $1.4 million in fiscal 2004. See the explanatory note in Part I of this annual report, "Restatement of Consolidated Financial Statements" in Part II, Item 7, and Note 3, "Restatement of Consolidated Financial Statements," of the Notes to consolidated financial statements.

        Effective October 2, 2005, we adopted the fair value recognition provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the fair value at the applicable grant date or Revised Measurement Date estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005 was based on the fair value at the applicable grant date or Revised Measurement Date estimated in accordance with the provisions of SFAS 123(R).

        Total pretax compensation cost for our option and ESPP plans in 2006 was $10.5 million and $1.4 million, respectively. Total pretax compensation cost for our restricted stock plan and performance restricted stock plans in 2006 was $1.3 million and $0.8 million, respectively. During fiscal 2006, $1.5 million for all stock plans was capitalized into inventory, of which $1.1 million was amortized to cost of sales and $0.4 million remained in inventory at September 30, 2006. At September 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under our stock option plans but not yet recognized was approximately $14.1 million, net of estimated forfeitures of $1.0 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.5 years and will be adjusted for subsequent changes in estimated forfeitures. At September 30, 2006, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $0.1 million. We had 299,044 shares of restricted stock outstanding at September 30, 2006 and 96,150 shares outstanding at October 1, 2005. There were no shares of restricted stock outstanding at October 2, 2004.

Minority interest in subsidiaries earnings (losses)

        Minority interest in subsidiaries losses was flat at $0.2 million in fiscal 2005 and fiscal 2004. In fiscal 2005, minority interest in subsidiaries losses related to our Lambda Physik subsidiary, which we completed the purchase of in the second quarter of fiscal 2005. In fiscal 2004, minority interest in subsidiaries losses related to our Lambda Physik subsidiary ($0.7 million) was partially offset by the consolidation of Picometrix's earnings in accordance with FIN 46R ($0.5 million).

FINANCIAL CONDITION

Liquidity and capital resources

Sources and Uses of Cash

        Historically, our primary source of cash has been provided through operations. Other recent sources of cash include proceeds from our convertible subordinated note offering, proceeds received from the sale of stock through employee stock option and purchase plans, as well as through debt borrowings. Our historical uses of cash have primarily been for capital expenditures, acquisitions of businesses and technologies, payments of principal and interest on outstanding debt obligations and the repurchase of our common stock. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto (in thousands):

	Fiscal
	2006	2005	2004
Net cash provided by operating activities	$78,782	$92,755	$69,021
Sales of shares under employee stock plans	24,260	15,286	7,793
Net proceeds from convertible subordinated notes	194,388	—	—
Repurchase of common stock	(22,250)	—	—
Capital expenditures	(17,225)	(17,809)	(46,634)
Acquisition of businesses, net of cash acquired	(5,942)	(37,979)	(2,737)
Net payments on debt borrowings	(11,511)	(15,231)	(14,399)

        Net cash provided by operating activities decreased by $14.0 million in fiscal 2006 compared to fiscal 2005 and increased by $24.0 million in fiscal 2005 compared to fiscal 2004. The decrease in cash provided by operating activities in fiscal 2006 was primarily due to lower cash flows from accounts receivable resulting from sales growth, partially offset by higher cash flows from operating income, higher other current liabilities and higher accounts payable. The increase in cash provided by operating activities in fiscal 2005 was primarily due to better collections of accounts receivable and higher operating earnings, partially offset by higher income tax refunds received in fiscal 2004. We believe that cash provided by operating activities will be adequate to cover our working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to primarily fund operations.

        We intend to continue pursuing acquisition opportunities at prices we believe are reasonable based upon market conditions. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us. We expect to fund future acquisitions primarily through unrestricted cash balances and cash flows from operations. If required, we will look for additional borrowings or consider the issuance of securities. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment.

        Additional sources of cash available to us were a multi-currency line of credit and bank credit facilities totaling $21.8 million as of September 30, 2006, of which $21.7 million was unused and available. These credit facilities were used in Europe during fiscal 2006.

        Our ratio of current assets to current liabilities was 6.0:1 at September 30, 2006 compared to 4.4:1 at October 1, 2005. The increase in our ratio from October 1, 2005 to September 30, 2006 is primarily due to increases in cash and cash equivalents due to the proceeds from our convertible subordinated note offering, increases in accounts receivable and decreases in the current portion of long-term debt obligations, partially offset by increases in other current liabilities and accounts payable. Our cash position, short-term investments, working capital and debt obligations are as follows (in thousands):

	Fiscal
	2006	2005
Cash and cash equivalents	$445,231	$97,507
Short-term investments	48,767	133,407
Working capital	630,817	378,185
Total debt obligations	1,284	12,736
Convertible subordinated notes	199,747	—

Debt Obligations and Restricted Cash, Cash Equivalents and Short-term Investments

        In September 2003, we amended the notes used to finance our acquisition of Star Medical ("Star notes") to eliminate all financial covenant requirements. In place of the covenants, the amendment requires that we place cash and short-term investment balances in an amount equal to 120% of the principal balance in a restricted collateral account. At September 30, 2006, we had no current restricted cash and cash equivalents related to the Star notes as the notes were paid in full during fiscal 2006. (See Note 11 "Long-Term Obligations" in our Notes to Consolidated Financial Statements).

        On March 10, 2006 we issued $200.0 million of 2.75% convertible subordinated notes due March 2011. The notes were unsecured and subordinate to all existing and future senior debt. The notes mature on March 1, 2011, unless earlier redeemed or converted. Interest on the notes was payable in cash semi-annually in arrears on March 1 and September 1 of each year. The notes were convertible, at the option of the holder, into shares of our common stock at an initial conversion rate of 26.1288 shares of our common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of approximately $38.27 per share, only under the following circumstances: (1) if the closing price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) if specified distributions to holders of our common stock occur, (3) if a fundamental change occurs or (4) during the period from, and including February 1, 2011 to, but excluding, the maturity date. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of notes a holder would receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value (as defined in the indenture for the notes) of the number of shares of our common stock equal to the conversion rate. If the conversion value exceeded $1,000 on the conversion date, we would also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. If a holder elected to convert its notes in connection with a fundamental change, we would pay a make whole premium by increasing the conversion rate applicable to such notes. The conversion rate was subject to adjustment from time to time as set forth in the indenture for the notes.

        On December 15, 2006, we received a letter from U.S. Bank National Association ("the trustee") for the holders of the outstanding principal amount of 2.75% convertible subordinated notes due 2011 stating that we have violated certain provisions in the Indenture dated March 13, 2006 (the "Indenture") as a result of our failure to file our annual report for fiscal 2006 with the SEC. The indentures provide that such a default could be cured by making that filing with the SEC within 60 days after the receipt by us of the notice of default. The indentures also provide that such a default, if not cured by that date, would give certain holders and the trustee the right to accelerate the maturity of the notes. We did not cure the default within 60 days after the receipt by us of the notice of default. On August 17, 2007, as amended by an addendum delivered on August 20, 2007, we received a letter from the trustee under the Indenture declaring the principal amount and accrued and unpaid interest, plus additional interest under the notes, to be immediately due and payable pursuant to the Indenture due to our failure to file reports required to be filed and delivered to the trustee under the Indenture and Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended. The aggregate amount due and payable under the notes including interest was $202,984,067, which we paid on August 21, 2007.

        As part of our tender offer to purchase the remaining outstanding shares of Lambda Physik, we were required by local regulations to have funds available for the offer in an account located in Germany. As of September 30, 2006, we had $2.5 million restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik, which are included in non-current restricted cash, cash equivalents and short-term investments on our consolidated balance sheets. At September 30, 2006, we also had $1.2 million in non-current restricted cash related to outstanding long-term debt at a subsidiary.

Contractual Obligations and Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements as defined by Regulation S-K of the Securities Act of 1933. The following summarizes our contractual obligations at September 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt payments	$201,031	$8	$14	$201,009	$—
Operating lease payments	22,042	6,521	8,197	2,907	4,417
Obligations under SFAS 143	1,765	—	—	1,156	609
Purchase commitments with suppliers	15,650	15,379	271	—	—
Purchase obligations	5,942	5,942	—	—	—

Total	$246,430	$27,850	$8,482	$205,072	$5,026

        Because of the uncertainty as to the timing of such payments, we have excluded cash payments related to our contractual obligations for our deferred compensation plans aggregating $28,017,000 at September 30, 2006. In August 2007, the holders of our 2.75% convertible subordinated notes due 2011 called the convertible subordinated notes and they were repaid.

Changes in financial condition

        Cash provided by operating activities in fiscal 2006 was $78.8 million, which included net income from continuing operations of $45.4 million, depreciation and amortization of $35.5 million, stock-based compensation expense of $14.0 million, non-cash charges for the write-off of Excel acquisition costs of $1.9 million, IPR&D expense of $0.7 million and other items aggregating $1.9 million, partially offset by increases in net deferred tax assets of $16.5 million and cash used in operating assets and liabilities of $4.1 million.

        Cash provided by investing activities in fiscal 2006 of $75.4 million included $84.6 million, net, proceeds from available-for-sale securities, $12.7 million decrease in restricted cash primarily due to the payoff of the Star notes and $1.8 million proceeds from dispositions of property and equipment, partially offset by $17.2 million used to acquire property and equipment, invest in information technology and improve buildings, $5.9 million used for acquisitions and $0.6 million other.

        Cash provided by financing activities in fiscal 2006 of $186.2 million included $200.0 million proceeds from our convertible subordinated notes offering, $24.3 million generated from our employee stock option and stock purchase plans, an increase in cash overdraft of $0.5 million and other increases of $0.7 million, partially offset by $22.2 million used to purchase common stock, net debt repayments of

$11.5 million and $5.6 million of debt issuance costs associated with the convertible subordinated notes offering.

        Changes in exchange rates in fiscal 2006 provided $7.3 million, primarily due to the strengthening of the Euro, partially offset by the weakening of the Japanese Yen in relation to the U.S. Dollar.

RECENT ACCOUNTING PRONOUNCEMENTS

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"), an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. We adopted the provisions of SFAS 151 on October 2, 2005 and the adoption did not have a material effect on our consolidated results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. We adopted the provisions of SFAS 123(R) using the modified prospective transition method beginning October 2, 2005. In accordance with that transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS 123(R). We have selected the Black-Scholes-Merton option-pricing model as the most appropriate method for determining the estimated fair value of all our awards. The Company has elected to use the "with and without" approach as described in EITF Topic No. D-32 in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company, for the respective jurisdiction, have been utilized. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the income statement. See Note 14 Employee Stock Option and Benefit Plans, in our Notes to Consolidated Financial Statements, for additional information.

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to the adoption of SFAS 123(R). SAB 107 provides guidance regarding the interactions between SFAS 123(R) and certain SEC rules and regulations, including guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of SFAS 123(R), and modifications of options prior to the adoption of SFAS 123(R). We began adhering to the guidance in SAB 107 upon its implementation of SFAS 123(R) starting the first quarter of fiscal 2006. See Note 14 Employee Stock Option and Benefit Plans in our Notes to Consolidated Financial Statements.

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. We adopted FIN 47 on October 2, 2005, and the adoption did not have a material effect on our consolidated results of operations or financial position.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate affected by a change in accounting principle. We adopted SFAS 154 on October 1, 2006 and our adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

        In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards" ("FSP 123R-3"). We have elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool ("APIC pool") related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments," ("SFAS 155") which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We adopted SFAS 155 on October 1, 2006 and our adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

        In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, in May 2007, the FASB issued FASB Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48,"("FSP FIN 48-1") to amend FIN No. 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise's tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and the possibility is remote that the taxing authority would reexamine the tax position in the future. The requirements of FIN 48 and FSP FIN 48-1 are effective for our fiscal year beginning September 30, 2007. We are in the process of determining the impact that FIN 48 and FSP FIN 48-1 will have on our financial position or results of operations upon adoption.

        In June 2006, the FASB ratified the consensus on Emerging Issues Task Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-3") which requires a policy be adopted to present externally imposed taxes on revenue-producing transactions on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this issue would include taxes that are imposed on a revenue transaction between a seller and a customer. EITF 06-3 is effective in interim and annual financial periods beginning with our fiscal year beginning September 30, 2007. The adoption of EITF 06-3 is not expected to have a material impact on our financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for us for interim periods within our fiscal year beginning September 28, 2008. We are currently assessing the impact that the adoption of SFAS 157 will have on our consolidated financial position and results of operations.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the Company's fiscal year end. SFAS 158 is effective as of the end of our fiscal year ending September 29, 2007, except for the measurement date provision, which is effective for our fiscal year ending October 3, 2009. We do not expect the adoption of SFAS 158 to have a material impact on our consolidated financial position and results of operations.

        In September 2006, the SEC Staff Bulletin issued SAB 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108") addressing how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC Staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 also describes the circumstances where it would be appropriate for a registrant to record a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial as well as the required disclosures to investors. SAB 108 is effective for us for fiscal 2007. The adoption of SAB 108 is not expected to have a material impact on our consolidated financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted. We have elected not to early adopt and are currently assessing the impact of SFAS 159 on our consolidated financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) is effective for us for fiscal 2010. We are currently assessing the impact of SFAS 141(R) on our consolidated financial position and results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

        Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, accounting for long-lived assets (including goodwill and intangible assets), inventory valuation, warranty reserves, stock-based compensation and accounting for income taxes.

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

        At September 30, 2006, we had $110.7 million of goodwill and purchased intangible assets on our consolidated balance sheet. At September 30, 2006, we had $148.6 million of property and equipment on our consolidated balance sheet. As no impairment indicators were present during the fourth quarter of fiscal 2006, we believe these values remain recoverable.

        It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-lived assets may be required.

Inventory Valuation

        We record our inventory at the lower of cost (computed on a first-in, first-out basis) or market. We write-down our inventory to its estimated market value based on assumptions about future demand and market conditions. Inventory write-downs are generally recorded within guidelines set by management when the inventory for a device exceeds 12 months of its demand and when individual parts have been in inventory for greater than 12 months. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which could materially affect our future results of operations. We write-down our demo inventory by amortizing the cost of demo inventory over a twenty month period starting from the fourth month after such inventory is placed in service. During the year ended September 30, 2005, we recorded additional inventory write-downs of $6.8 million as a result of the accelerated decommissioning of lithography lasers and $1.7 million related to our decision to discontinue future product development and investments in the semiconductor lithography market within our Göttingen, Germany based subsidiary. Due to rapidly changing forecasts and orders, additional write-downs for excess or obsolete inventory, while not currently expected, could be required in the future. In the event that alternative future uses of fully written down inventories are identified, we may experience better than normal profit margins when such inventory is sold. Differences between actual results and previous estimates of excess and obsolete inventory could materially affect our future results of operations.

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

Stock-Based Compensation

        Prior to October 2, 2005, our stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25,

"Accounting for Stock Issued to Employees" ("APB 25"). As a result of the application of APB 25 as described in "Restatement of Consolidated Financial Statements", we have incurred pre-tax stock-based compensation expense of $1.1 million and $1.4 million, in 2005 and 2004, respectively. See also the explanatory note in Part I of this Form 10-K and Note 3, "Restatement of Consolidated Financial Statements," of the Notes to Consolidated Financial Statements.

        Effective October 2, 2005, we adopted the fair value recognition provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for the year ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 1, 2005, as well as grants in fiscal 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures.

        SFAS 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option's expected life and the expected price volatility of the underlying stock. The expected stock price volatility assumption was determined using a combination of historical volatility and market-based implied volatility.

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

        We record a valuation allowance to reduce our deferred tax assets to an amount that more likely than not will be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the allowance for the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance for the deferred tax asset would be charged to income in the period such determination was made.

        During fiscal 2006, our valuation allowance on deferred tax assets remained at $21.2 million. During fiscal 2005, our valuation allowance on deferred tax assets decreased by $11.9 million, primarily due to an $11.6 million decrease in deferred tax assets at Lambda Physik. During fiscal 2004, our valuation allowance on deferred tax assets increased by $1.9 million, including $3.8 million against deferred tax assets at Lambda Physik, partially offset by the utilization of $1.8 million of our capital loss carryforwards in the U.S. In making the determination to record the valuation allowance, management considered the likelihood of future taxable income and feasible and prudent tax planning strategies to realize deferred tax assets. In the future, if we determine that we expect to realize more or less of the deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made.

        Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. As a result of the consolidation of two of our entities in Japan and several entities in Germany, accumulated earnings which had previously been treated as permanently reinvested were treated as distributed for U.S. purposes. Accordingly, we recognized a net tax benefit of approximately $11.7 million in fiscal 2006. The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $67.7 million at fiscal 2006 year end. In addition to federal income taxes (which are not practicably determinable), withholding taxes of approximately $2.6 million would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

        We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

        A portion of our investment portfolio is composed of income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at fiscal 2006 year-end, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

        At fiscal 2006 year-end, the fair value of our available-for-sale debt securities was $48.8 million, all of which was classified as short-term investments. Unrealized gains (losses) on available-for-sale debt securities were $427,000 and ($150,000), respectively, at fiscal 2006 year-end. At fiscal 2005 year-end, the fair value of our available-for-sale debt securities was $147.7 million, of which $16.3 million was classified as cash and cash equivalents and $131.4 million was classified as short-term investments. Unrealized gains (losses) on available-for-sale debt securities were $1,067,000 and ($385,000), respectively, at fiscal 2005 year-end.

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

        A hypothetical 10% appreciation of the forward adjusted U.S. dollar to September 30, 2006 market rates would increase the unrealized value of our forward contracts by $10.7 million. Conversely,

a hypothetical 10% depreciation of the forward adjusted U.S. dollar to September 30, 2006 market rates would decrease the unrealized value of our forward contracts by $11.2 million.

        The following table provides information about our foreign exchange forward contracts at September 30, 2006. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at September 30, 2006 rates.

        Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Fair Value Hedges:
Euro	1.2724	$(85,632)	$(85,837)
British Pound Sterling	—	$(4)	$—
Japanese Yen	116.6256	$22,634	$22,438
Canadian Dollar	1.0930	$549	$538
Korean Won	981.3831	$229	$241

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 15 (a) for an index to the Consolidated Financial Statements and Supplementary Financial Information, which are attached hereto and incorporated by reference herein.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures

        We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2006 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of September 2006 because of the material weakness in our internal control described below. Nevertheless, based on a number of factors, including our internal review that resulted in the restatement of our previously issued financial statements, subsequent efforts to remediate the material weakness described below, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, our Chief Executive Officer and Chief Financial Officer, to their knowledge, concluded that the consolidated financial reports in this annual report fairly present, in all material respects, our financial position, results of operations and cash flows as of, and for, the periods presented in this report.

Management's Report on Internal Control Over Financial Reporting

        Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company.

        Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2006, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on the assessment by management, we determined that a material weakness existed as of September 30, 2006 in the Company's internal control over financial reporting resulting from an operational deficiency in the review and evaluation of significant issues and positions within the Company's tax provision. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. This weakness resulted in incorrect accounting for tax issues and positions that resulted in errors in the recorded and disclosed tax amounts. Accordingly the consolidated financial statements restated in this annual report reflect corrections to previous periods arising from such incorrect accounting for tax matters.

        Accordingly, as a result of this material weakness, we determined that our internal control over financial reporting was not effective as of September 30, 2006. Management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Remedial Efforts to Address the Material Weakness

        The Company has taken the following actions to address the material weakness in its tax function:

  •
  During the second quarter of fiscal 2006, we retained new tax advisors and increased the level of involvement of external tax advisers to provide additional quality assurance;

  •
  During the second quarter of fiscal 2006, we increased the level of review and discussion of significant tax matters and supporting documentation with senior finance management;

  •
  During the third quarter of fiscal 2006, we initiated a review of all significant tax issues and positions;

  •
  Additionally, in the second quarter of fiscal 2007, we further increased the use of special tax advisors to support compliance areas, tax accounting and reporting; and

  •
  In the fourth quarter of fiscal 2007, the Company made staffing changes in the leadership of the tax department.

Special Committee Review into Stock Option Grant Practices and Restatement

        As discussed in Item 7 and the Explanatory Note in Part I and in Note 3 of the Notes to Consolidated Financial Statements of this annual report, as previously announced, on November 1, 2006 a special committee of the Board of Directors had been established to conduct an independent investigation relating to our historical stock option practices (the "Special Committee"). The Special Committee, comprised of three independent members of our Board of Directors, retained independent outside counsel and forensic accountants to assist in conducting the investigation. Together with its independent counsel, the Special Committee conducted an extensive review of historical stock option practices including all awards made by us between January 1, 1995 and September 30, 2006 (the

"Relevant Period"), that included the review of over one million documents and interviews of over 30 current and former employees, directors and advisors. The Special Committee, with the assistance of independent legal counsel and forensic accounting experts, determined that incorrect measurement dates for a significant number of stock option awards during the Relevant Period were used. The Special Committee concluded that at varying times during the Relevant Period the use of incorrect measurement dates resulted from a number of factors, including delays in the approval of the awards, retroactive selection of grant dates, the absence of definitive documentation, and other process-related issues. On September 26, 2007, the Audit Committee of the Board of Directors, in consultation with management, determined that corrections to the consolidated financial statements were required to reflect additional material charges for stock-based compensation expenses and the related income and payroll tax effects. Management has concluded that these factors resulted from a deficiency in the operation of controls over the approval and documentation of equity grants.

        In the third quarter of 2006, we implemented improvements to procedures and processes and systems to provide additional safeguards and greater internal control over the stock option granting and administrative function in compliance with the Sarbanes-Oxley Act ("SOX"). These improvements included: formal establishment of an equity grant committee and delegation of authority for granting to non-executive employees, limiting such committee's authority for meeting to a single day of a calendar month for equity grants, the effective date for such committee's actions by written consent to be the date the last consent signature was received, formal reporting requirements to the Board of Directors and Compensation and H.R. Committee by the equity grant committee and the discouragement of the use of written consents for equity grants. In coming to the conclusion that our internal control over the approval and documentation of equity grants were effective as of September 30, 2006, management considered, among other things, the impact of the restatement to the prior period financial statements, the fact that 84% of the measurement date changes arose from shares subject to options that were granted in fiscal 2002 and prior and all measurement date changes arose prior to the process improvements adopted during 2006 and the effectiveness of the internal controls in this area as of the end of fiscal 2006. Management has concluded, therefore, that the deficiency in the operation of controls over the approval and documentation of equity grants had been remediated as of September 30, 2006.

Continued Enhancements to Internal Control over Equity Grants

        During the first quarter of fiscal 2008, the Board of Directors adopted the recommendations of the Special Committee regarding enhancements to our internal control over equity grants, including:

  •
  Setting the membership of the equity grant committee to be the Chief Executive Officer and Chief Financial Officer with a continued limited charter to non-annual grants to non-executive employees and the elimination of the use of written consents for equity grants;

  •
  Unless otherwise determined by a majority of the members of the Compensation and H.R. Committee due to unanticipated and exigent circumstances, equity grants will be approved only during open trading window periods;

  •
  If equity grants are approved during a trading blackout period, the effective date of the grant will be fixed at 45 days from the date of the meeting (or immediately prior to any change of control if that is the cause of the blackout period);

  •
  Legal counsel will be present for any meetings where equity grants are being made;

  •
  General improvements to our record keeping and supervision of stock administration, including the separation between compensation administration and stock administration, with the latter being moved under the supervision of the legal department;

  •
  Regular reports by the internal audit department to the Audit Committee regarding our compliance with the approved process for equity grants; and

  •
  Continuing education to all managers associated with the equity granting process.

Inherent Limitations Over Internal Control

        Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

            (i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

           (ii)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

          (iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Management, including the Company's Chief Executive Officer and Chief Financial Officer, does not expect that the Company's internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coherent, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Coherent, Inc. and its subsidiaries (collectively, the "Company") did not maintain effective internal control over financial reporting as of September 30, 2006, because of the effect of the material weakness identified in management's assessment based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

  As of September 30, 2006, the Company did not have sufficient controls and procedures in place to prevent or detect a material misstatement in the consolidated financial statements and related disclosures due to an operational deficiency in the review and evaluation of significant issues and positions within the Company's tax provision.

        This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended September 30, 2006, of the Company and this report does not affect our report on such consolidated financial statements.

        In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2006, of the Company and our report dated December 10, 2007, expressed an unqualified opinion on those consolidated financial statements and includes explanatory paragraphs relating to (1) the adoption of an accounting principle and (2) the restatement of the Company's fiscal 2005 and 2004 consolidated financial statements.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
December 10, 2007

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        We have adopted a worldwide Business Conduct Policy that applies to the members of our Board of Directors, executive officers and other employees. This policy is posted on our Website at www.coherent.com and may be found as follows:

  1.
  From our main Web page, first click on "Company" and then on "corporate governance."

  2.
  Next, click on "Business Conduct Policy."

        We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Business Conduct Policy by posting such information on our Website, at the address and location specified above.

Members of the Board of Directors

        The table below shows the members of our Board of Directors as of October 31, 2007. Aside from Dr. Ambroseo, the Board has determined that all members of our Board are independent under the marketplace rules of the Nasdaq Stock Market.

Name	Age	Director Since	Principal Occupation
John R. Ambroseo, PhD	46	2002	President and Chief Executive Officer
Charles W. Cantoni(2)(3)	72	1983	Retired President and Chief Executive Officer of Alara, Inc.
John H. Hart(1)(3)	62	2000	Retired Sr. Vice President and Chief Technical Officer of 3Com Corp.
Garry W. Rogerson, PhD(1)(2)(4)	55	2004	Chairman of the Board of Coherent; President and Chief Executive Officer of Varian, Inc.
Lawrence Tomlinson(2)(4)	67	2003	Retired Senior Vice President and Treasurer of Hewlett-Packard Co.
Sandeep Vij(1)(3)(4)(5)	42	2004	Vice President of Worldwide Marketing, Services and Support of Xilinx, Inc.

(1)
Member of the Compensation and H.R. Committee.

(2)
Member of the Audit Committee.

(3)
Member of the Governance and Nominating Committee.

(4)
Member of the Special Committee—During fiscal 2007.

(5)
Member of the Special Litigation Committee—During fiscal 2007.

        Except as set forth below, each member of the Board has been engaged in his principal occupation set forth above during the past five years. There is no family relationship between any of our directors or executive officers.

        John R. Ambroseo.    Dr. Ambroseo has served as our President and Chief Executive Officer as well as a member of the Board of Directors since October 2002. Dr. Ambroseo served as our Chief Operating Officer from June 2001 through September 2002. Dr. Ambroseo served as our Executive Vice President and as President and General Manager of the Coherent Photonics Group from September 2000 to June 2001. From September 1997 to September 2000, Dr. Ambroseo served as our Executive Vice President and as President and General Manager of the Coherent Laser Group. From March 1997 to September 1997, Dr. Ambroseo served as our Scientific Business Unit Manager. From

August 1988, when Dr. Ambroseo joined us, until March 1997, he served as a Sales Engineer, Product Marketing Manager, National Sales Manager and Director of European Operations. Dr. Ambroseo received a Bachelor degree from SUNY-College at Purchase and a PhD in Chemistry from the University of Pennsylvania.

        Charles W. Cantoni.    Mr. Cantoni was President and Chief Executive Officer of Alara, Inc., a privately held company manufacturing products for the medical imaging market, from August 2003 until December 2004. From June 1998 until July 2003 he was the owner of Cantoni Consulting, a company providing management and medical marketing consulting services. Prior to founding Cantoni Consulting, Mr. Cantoni was Vice President of Quinton Instruments, Inc., a manufacturer of medical instrumentation products, a position he held from October 1994 until June 1998. Since August 2005, Mr. Cantoni has served as President and a member of the board of directors of the Wallace Community Services District, a government entity that provides water, sewer, and street maintenance and other services to the town of Wallace, California.

        John H. Hart.    Mr. Hart was a Fellow at 3Com Corporation, a global provider of enterprise and small-business networking solutions, from September 2000 until September 2001. In September of 2000, Mr. Hart retired as Senior Vice President and Chief Technical Officer of 3Com Corporation, a position he had held since August 1996. From the time Mr. Hart joined 3Com in September 1990 until July 1996, he was Vice President and Chief Technical Officer. Prior to joining 3Com, Mr. Hart worked for Vitalink Communications Corporation for seven years, where his most recent position was Vice President of Network Products. Mr. Hart serves on the boards of directors of Plantronics, Inc, a headset communications company, PLX Technologies, Inc., an I/O interconnect developer and Clearspeed Technology, PLC, a fabless semiconductor company.

        Garry W. Rogerson.    Dr. Rogerson has served as our Chairman of the Board since June 2007. Dr. Rogerson has been President and Chief Executive Officer of Varian, Inc., a major supplier of scientific instruments, and consumable laboratory supplies, vacuum products and services, since 2002 and 2004, respectively. Dr. Rogerson served as Varian's Chief Operating Officer from 2002 to 2004, as Senior Vice President, Scientific Instruments from 2001 to 2002, and as Vice President, Analytical Instruments from 1999 to 2001. Dr. Rogerson also serves on the board of directors of Varian, Inc.

        Lawrence Tomlinson.    Mr. Tomlinson retired from Hewlett-Packard Co., a global technology company, in June 2003. Prior to retiring from Hewlett-Packard Co., from 1993 to June 2003 Mr. Tomlinson served as its Treasurer, from 1996 to 2002 he was also a Vice President of Hewlett-Packard Co. and from 2002 to June 2003 was also a Senior Vice President of Hewlett-Packard Co. Mr. Tomlinson is a member of the board of directors of Salesforce.com, Inc., a customer relationship management service provider.

        Sandeep Vij.    Mr. Vij has held the position of Vice President of Worldwide Marketing, Services and Support for Xilinx Inc., a digital programming logic device provider, since 2007. From 2001 to 2006, he held the position of Vice President of Worldwide Marketing at Xilinx. From 1997 to 2001, he served as Vice President and General Manager of the General Products Division at Xilinx. Mr. Vij joined Xilinx in 1996 as Director of FPGA marketing.

        During fiscal 2006, two other individuals served on our Board:

        Bernard Couillaud.    Dr. Couillaud served as Chairman of the Board of Directors from October 2002 and as a member of the Board of Directors from July 1996 until June 2007. He served as our President and Chief Executive Officer from July 1996 through September 2002. He served as Vice President and General Manager of Coherent Laser Group from March 1992 to July 1996. From July 1990 to March 1992, he served as Manager of the Advanced Systems Business Unit, and from September 1987 to 1990, he served as Director of Research and Development for the Coherent Laser

Group. From November 1983, when he joined Coherent, to September 1987, Dr. Couillaud held various managerial positions.

        Robert J. Quillinan.    Mr. Quillinan served on our Board of Directors from June 2001 until May 2007. He served as our Executive Vice President, Mergers and Acquisitions from April 2002 through April 2003 and served as our Executive Vice President and Chief Financial Officer from July 1984 through March 2002. Mr. Quillinan served as Vice President and Treasurer from March 1982 to July 1984 and as Corporate Controller from May 1980 to March 1982.

Executive Officers

        The name, age, position and a brief account of the business experience of our Chief Executive Officer and each of our other executive officers as of October 31, 2007 are set forth below:

Name	Age	Office Held
John R. Ambroseo, PhD	46	President and Chief Executive Officer
Helene Simonet	55	Executive Vice President and Chief Financial Officer
Luis Spinelli	59	Executive Vice President and Chief Technology Officer
Ronald A. Victor	63	Executive Vice President, Human Resources
Bret M. DiMarco	39	Executive Vice President, General Counsel and Corporate Secretary

        Dr. Ambroseo's biographical information can be found above under "Members of the Board of Directors."

        Helene Simonet.    Ms. Simonet has served as our Executive Vice President and Chief Financial Officer since April 2002. Ms. Simonet served as Vice President of Finance of our former Medical Group and Vice President of Finance, Photonics Division from December 1999 to April 2002. Prior to joining Coherent, she spent over twenty years in senior finance positions at Raychem Corporation's Division and Corporate organizations, including Vice President of Finance of the Raynet Corporation. Ms. Simonet has both Master's and Bachelor degrees from the University of Leuven, Belgium.

        Luis Spinelli.    Mr. Spinelli has served as our Executive Vice President and Chief Technology Officer since February 2004. Mr. Spinelli joined the Company in May 1985 and has since held various engineering and managerial positions, including Vice President, Advanced Research from April 2000 to September 2002 and Vice President, Corporate Research from September 2002 to February 2004. Mr. Spinelli has led Advanced Research Unit from its inception in 1998, whose charter is to identify and evaluate new and emerging technologies of interest for us across a range of disciplines in the laser field. Mr. Spinelli holds a degree in Electrical Engineering from the University of Buenos Aires, Argentina with post-graduate work at the Massachusetts Institute of Technology.

        Ronald A. Victor.    Mr. Victor has served as our Executive Vice President of Human Resources since May 2000. From August 1999 to May 2000, he was our Corporate Vice President of Human Resources. He was Vice President of Human Resources for the Coherent Medical Group from September 1997 to August 1999. Between November 1996 and September 1997, he was Vice President Human Resources for Netsource Communication, Inc., an internet advertisement and communication company. From November 1995 to November 1996, Mr. Victor served as Vice President of Human Resources for Micronics Computers, Inc., a manufacturer of computer components. Between January 1982 and September 1995 he was a Vice President of Human Resources at Syntex, a pharmaceutical company. Mr. Victor received a Bachelor degree from American International College and a Master's degree from Springfield College.

        Bret M. DiMarco.    Mr. DiMarco has served as our Executive Vice President and General Counsel since June 2006 and our Corporate Secretary since February 2007. From February 2003 until May 2006,

Mr. DiMarco was a member and from October 1995 until January 2003 was an associate at Wilson Sonsini Goodrich & Rosati, P.C. Mr. DiMarco received a Bachelor degree from the University of California at Irvine and a Juris Doctorate from the Law Center at the University of Southern California. He is also an adjunct professor of law at the University of California Hastings College of the Law, teaching corporate law and mergers & acquisitions.

        During the year ended September 30, 2006, two additional individuals served as executive officers:

        Paul Meissner.    Dr. Meissner joined us in July 2004 and served as our Executive Vice President, Global Business Operations until October 2005. From October 2005 until January 2007 he was our Executive Vice President, Global Products and Business. Prior to joining the Company, Dr. Meissner was Vice President and General Manager for KLA-Tencor Corporation from 2003. Prior to joining KLA-Tencor, he spent nine years (1994-2003) with Applied Materials Inc. in a number of senior management positions leading to his appointment as Vice President and General Manager of their Thermal Systems and Modules Group. His last assignment at Applied Materials was as Vice President of Strategy and New Business Development. Dr. Meissner received a Bachelor degree from the University of California, Berkeley and Master's and a PhD degree from Stanford University.

        Scott H. Miller.    Mr. Miller joined us in October 1988 and served as General Counsel from October 1988 to June 2006 as Senior Vice President from March 1994 to June 2006 and as Vice President, Legal from June 2006 to May 2007. Mr. Miller received a Bachelor degree from UCLA and a Juris Doctorate from Stanford Law School.

Audit Committee

        During fiscal 2006 through the date of this annual report, Mr. Cantoni, Dr. Rogerson and Mr. Tomlinson (Chairman) constituted the members of the Audit Committee of the Board of Directors. Each member of the Audit Committee is "independent" for purposes of the rules of both the Nasdaq Stock Market and the SEC as they apply to audit committee members. The Board of Directors has determined that Messrs. Cantoni and Tomlinson and Dr. Rogerson are "audit committee financial experts" as that term is defined in Item 401(h) of Regulation S-K of the Securities Act of 1933, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

        Based solely on review of the forms furnished to us, we believe that all filing requirements applicable to the executive officers and directors were complied with during Fiscal 2006.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Directors

        During Fiscal 2006, we paid our non-employee directors an annual retainer (depending upon position) and per meeting fees. In Fiscal 2006, the Chairman of the Board received $41,000, the lead independent director and chairman of the Audit Committee received $33,000, and all other members of the Board of Directors (other than the Chief Executive Officer) received $25,000. Additionally, non-employee members of the Board of Directors received $2,000 per board meeting attended, plus $1,000 per committee meeting attended, except that the Chairman of the Audit Committee received $3,000 per meeting of the Audit Committee attended, and the Chairmen of the Compensation and H.R. Committee and the Governance and Nominating Committee, respectively, received $2,000 per meeting of the Compensation and H.R. Committee and the Governance and Nominating Committee attended.

        We also provide equity compensation to the members of the Board of Directors. Our 1990 Directors' Stock Option Plan (the "Directors' Option Plan") was adopted by the Board of Directors on December 8, 1989 and was approved by the stockholders on March 29, 1990. The Directors' Option Plan terminated on December 8, 1999 and no further options have been granted under this plan.

        One non-employee director has been granted options to purchase 65,000 shares of our common stock under the Directors' Option Plan at a weighted average exercise price of $11.62 per share. One non-employee director has been granted options to purchase 30,000 shares of common stock under such plan at a weighted average exercise price of $21.33 per share. As September 30, 2006, options have been granted to purchase 295,000 shares under the Directors' Option Plan.

        Our 1998 Directors' Stock Plan was adopted by the Board of Directors on November 24, 1998 and was approved by the stockholders on March 17, 1999. The 1998 Directors' Stock Plan was amended on March 23, 2003, and was further amended on March 30, 2006, when the 1998 Directors' Stock Plan was renamed the 1998 Director Stock Plan (the "1998 Director Plan"). As of September 30, 2006, 150,000 shares were reserved for issuance thereunder. Under the terms of the 1998 Director Plan, the number of shares reserved for issuance thereunder is increased each year by the number of shares necessary to restore the total number of shares reserved to 150,000 shares.

        As of September 30, 2006, the 1998 Director Plan provided for the automatic and non-discretionary grant of a non-statutory stock option to purchase 24,000 shares of the Company's common stock to each non-employee director on the date on which such person becomes a director. Thereafter, each non-employee director will be automatically granted a non-statutory stock option to purchase 6,000 shares of common stock on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director is reelected to serve on the Board of Directors, if, on such date, he or she has served on the Board of Directors for at least three months. Such plan provides that the exercise price shall be equal to the fair market value of the common stock on the date of grant of the options.

        Additionally, as of September 30, 2006, the 1998 Director Plan provides for the automatic and non-discretionary grant of 2,000 shares of restricted stock units ("RSUs") to each non-employee director on the date on which such person becomes a director. Thereafter, each non-employee director will be automatically granted 2,000 shares of RSUs on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director is reelected to serve on the Board of Directors, if, on such date, he or she has served on the Board of Directors for at least three months.

        As of September 30, 2006, two of our non-employee directors had each been granted options to purchase 48,000 shares of common stock under such plan at a weighted average exercise price of $30.02 per share. Four non-employee directors had been granted options to purchase 60,000 shares of common stock under such plan at a weighted average exercise price of $28.42 per share. One non-employee director had been granted options to purchase 66,000 shares of common stock under such plan at a weighted average exercise price of $31.36 per share. One non-employee director had been granted options to purchase 81,000 shares of common stock under such plan at a weighted average exercise price of $34.52 per share. As of September 30, 2006, options had been granted to purchase an aggregate of 586,000 shares under the 1998 Director Plan.

        The following table shows options granted to each non-employee director during fiscal 2006. All options were granted under the 1998 Director Plan:

Option Grants to Non-Employee Directors During Fiscal 2006

Name	Number of Options
Bernard J. Couillaud, PhD	6,000
Charles W. Cantoni	6,000
John H. Hart	6,000
Robert J. Quillinan	6,000
Garry W. Rogerson, PhD	6,000
Lawrence Tomlinson	6,000
Sandeep Vij	6,000

        As of September 30, 2006, 250,000 shares had been issued on exercise of such options by non-employee directors under the Directors' Plan and 57,700 shares had been issued on exercise under the 1998 Director Plan.

        The following table shows, as to each non-employee director, information concerning options exercised during fiscal 2006. All options were exercised under the 1998 Director Plan:

Option Exercises in Fiscal 2006 by Non-Employee Directors

Name	Shares Acquired on Exercise	Value Realized(1)
Bernard J. Couillaud, PhD	0	0
Charles W. Cantoni	0	0
John H. Hart	0	0
Robert J. Quillinan	0	0
Garry W. Rogerson, PhD(2)	1,000	$4,895
Lawrence Tomlinson(2)	9,200	$73,896
Sandeep Vij	0	0

    (1)
    The value realized is calculated based on the closing sale price of common stock as reported by the Nasdaq Stock Market on the date of exercise minus the exercise price and does not necessarily indicate that the optionee sold such stock.

    (2)
    The initial grant date of each of these options was subsequently determined to have been incorrectly recorded by us due to administrative error. Accordingly, Dr. Rogerson and Mr. Tomlinson have paid to us $1,195 and $1,272, respectively, which reflects the difference between the fair market value on the initially recorded grant date and the correct grant date.

        The following table shows RSUs granted to each non-employee director during fiscal 2006. All RSUs were granted under the 1998 Director Plan:

Restricted Stock Unit Grants to Directors During Fiscal 2006

Name	Number of RSU's
Bernard J. Couillaud, PhD	2,000
Charles W. Cantoni	2,000
John H. Hart	2,000
Robert J. Quillinan	2,000
Garry W. Rogerson, PhD	2,000
Lawrence Tomlinson	2,000
Sandeep Vij	2,000

Executive Compensation

        The following table shows, as to the Chief Executive Officer and each of the other four most highly compensated executive officers whose salary plus bonus exceeded $100,000 serving as an executive officer as of September 30, 2006 and one other former executive officer who was not serving as an executive officer as of September 30, 2006, information concerning compensation awarded to, earned by or paid for services to us in all capacities during the 2006, 2005 and 2004 fiscal years (to the extent that such person was the Chief Executive Officer and/or executive officer, as the case may be, during any part of such fiscal year):

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name	Year	Salary ($)		Bonus ($)	Restricted Stock Awards			Securities Underlying Options (#)	All Other Compensation ($)
John R. Ambroseo, PhD President and Chief Executive Officer	2006 2005 2004		$529,544 506,629 465,437	$427,500 622,477 424,567		$1,771,865 700,200 —	(1) (3)	90,000 90,000 150,000	$87,792 140,989 114,829	(2)
Helene Simonet Executive Vice President and Chief Financial Officer	2006 2005 2004		$342,160 329,000 291,699	$198,259 287,876 166,927		$824,816 280,080 —	(4) (5)	35,000 25,000 70,000	$43,766 61,631 31,046
Ronald A. Victor Executive Vice President, Human Resources	2006 2005 2004	$ $	232,280 227,440 216,360	$100,524 145,406 94,398		$226,059 94,527 —	(6) (8)	10,000 11,000 25,000	$33,347 29,227 49,510	(7)
Luis Spinelli Executive Vice President and Chief Technology Officer	2006 2005 2004		$245,502 237,554 218,477	$104,997 151,871 85,630		$427,679 105,030 —	(9) (11)	10,000 12,000 40,000	$50,783 58,223 15,096	(10)
Paul L. Meissner, PhD(12) Former Executive Vice President of Global Business Operations	2006 2005 2004		$263,765 252,710 43,272	$112,861 160,931 40,000		$427,679 140,040 —	(13) (14)	15,000 18,000 45,000	$13,703 4,651 2,459
Scott H. Miller(15) Former Senior Vice President and General Counsel	2006 2005 2004		$233,912 227,094 211,162	$82,306 214,030 74,757	$	— 80,523 —	(17)	9,000 9,000 10,000	$32,057 24,630 21,464	(16)

(1)
Represents the dollar value of 52,562 shares of restricted stock granted to Dr. Ambroseo based on a closing price of $33.71 per share of Coherent common stock on the date of the grant ("Closing Price"). These shares vest as to 9,062 shares on November 1, 2006, 20,300 shares on November 1, 2007 and 23,200 on November 1, 2008 upon achievement by the Company of certain performance metrics. The value of restricted stock held, whether vested or unvested, as of September 30, 2006 was $2,514,999, based on a closing price of $34.66 per share on September 29, 2006.

(2)
Includes amounts contributed by us under defined contribution plans, life insurance benefits, accrued vacation buyout ($23,067), imputed income from the sale of a Company car, debt forgiveness (see Item 13 hereof), taxable income from the use of a Company-owned and maintained automobile ("Car Allowance") and executive medical reimbursement.

(3)
Represents the dollar value of 20,000 shares of restricted stock granted to Dr. Ambroseo based on a Closing Price of $25.01 per share. These shares vest on April 8, 2008.

(4)
Represents the dollar value of 24,468 shares of restricted stock granted to Ms. Simonet based on a Closing Price of $33.71 per share. These shares vest as to 4,218 shares on November 1, 2006, 9,450 on November 1, 2007 and 10,800 on November 1, 2008 upon achievement by the Company of certain performance metrics. The value of restricted stock held, whether vested or unvested, as of September 30, 2006 was $1,125,341, based on a closing price of $34.66 per share on September 29, 2006.

(5)
Represents the dollar value of 8,000 shares of restricted stock granted to Ms. Simonet based on a Closing Price of $25.01 per share. These shares vest on April 8, 2008.

(6)
Represents the dollar value of 6,706 shares of restricted stock granted to Mr. Victor based on a Closing Price of $33.71 per share. These shares vest as to 1,156 shares on November 1, 2006, 2,590 on November 1, 2007 and 2,960 on November 1, 2008 upon achievement by the Company of certain performance metrics. The value of restricted stock held, whether vested or unvested, as of September 30, 2006 was $326,012, based on a closing price of $34.66 per share on September 29, 2006.

(7)
Includes amounts contributed by us under defined contribution plans ($12,273), life insurance benefits, Car Allowance ($13,156) and executive medical reimbursement.

(8)
Represents the dollar value of 2,700 shares of restricted stock granted to Mr. Victor based on a Closing Price of $25.01 per share. These shares vest on April 8, 2008.

(9)
Represents the dollar value of 12,687 shares of restricted stock granted to Mr. Spinelli based on a Closing Price of $33.71 per share. These shares vest as to 2,187 shares on November 1, 2006, 4,900 on November 1, 2007 and 5,600 on November 1, 2008 upon achievement by the Company of certain performance metrics. The value of restricted stock held, whether vested or unvested, as of September 30, 2006 was $543,711, based on a closing price of $34.66 per share on September 29, 2006.

(10)
Includes amounts contributed by us under defined contribution plans ($12,911), life insurance benefits, accrued vacation buyout ($16,864), Car Allowance and a patent award.

(11)
Represents the dollar value of 3,000 shares of restricted stock granted to Mr. Spinelli based on a Closing Price of $25.01 per share. These shares vest on April 8, 2008.

(12)
Dr. Meissner was appointed an executive officer on July 19, 2004; Dr. Meissner resigned on January 12, 2007.

(13)
Represents the dollar value of 12,687 shares of restricted stock granted to Dr. Meissner based on a Closing Price of $33.71 per share. These shares vest as to 2,187 shares on November 1, 2006, 4,900 on November 1, 2007 and 5,600 on November 1, 2008 upon achievement by the Company of certain performance metrics. The value of restricted stock held, whether vested or unvested, as of September 30, 2006 was $578,371, based on a closing price of $34.66 per share on September 29, 2006.

(14)
Represents the dollar value of 4,000 shares of restricted stock granted to Dr. Meissner based on a Closing Price of $25.01 per share. These shares were to vest on April 8, 2008 and expired unvested upon Dr. Meissner's termination of employment.

(15)
Mr. Miller resigned as an Executive Officer effective on May 31, 2006.

(16)
Includes amounts contributed by us under defined contribution plans ($12,870), life insurance benefits, Car Allowance ($10,813) and executive medical reimbursement.

(17)
Represents the dollar value of 2,300 shares of restricted stock granted to Mr. Miller based on a Closing Price of $25.01 per share. These shares were to vest on April 8, 2008 and expired unvested upon Mr. Miller's termination of employment.

Stock Option Grants and Exercises

        The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options granted during the fiscal year ended September 30, 2006:

Option Grants in Fiscal 2006

	Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
		% of Total Options Granted to Employees In Fiscal Year(2)
	Number of Securities Underlying Options Granted (#)(1)
Name			Exercise Price ($/sh)	Expiration Date
					5%($)	10%($)
John R. Ambroseo, PhD	90,000	19.20	$35.01	3/20/12	$1,071,607	$2,431,112
Helene Simonet	35,000	7.47	$35.01	3/30/12	$416,736	$945,432
Ronald A. Victor	10,000	2.13	$35.01	3/30/12	$119,067	$270,124
Luis Spinelli	10,000	2.13	$35.01	3/30/12	$119,067	$270,124
Paul L. Meissner, PhD	15,000	3.20	$35.01	3/30/12	$176,601	$405,185
Scott H. Miller	9,000	1.92	$35.01	3/30/12	$107,161	$243,111

(1)
Our 1995 Stock Plan and 2001 Stock Plan (collectively, the "Option Plans") provide for the grant of options, stock purchase rights, stock appreciation rights, performance shares, performance units and deferred stock units to officers, employees and consultants of the Company. Options granted under the Option Plans may be either "nonstatutory options" or "incentive stock options." The exercise price is determined by the Board of Directors or its Compensation and H.R. Committee and, in the case of incentive stock options, may not be less than 100% of the fair market value of the common stock on the trading date prior to the time of determination (110% in the case of grants to 10% shareholders). The options expire not more than six years from the date of grant and may be exercised only while the optionee is employed by us or within such period of time after termination of employment as is determined by the Board or its Compensation and H.R. Committee at the time of grant. The Board of Directors may determine when options granted vest.

(2)
We granted options to purchase an aggregate of 289,850 shares to all employees other than executive officers and granted options to purchase an aggregate of 179,000 shares to all executive officers as a group (7 persons), during fiscal 2006.

(3)
This column sets forth hypothetical gains or "option spreads" for the options at the end of their respective six-year terms, as calculated in accordance with the rules of the SEC. Each gain is based on an arbitrarily assumed annualized rate of compound appreciation of the market price at the date of grant of 5% and 10% from the date the option was granted to the end of the option term. The 5% and 10% rates of appreciation are specified by the rules of the SEC and do not represent our estimate or projection of future common stock prices. We do not necessarily agree that this method properly values an option. Actual gains, if any, on option exercises are dependent on the future performance of common stock and overall market conditions.

        The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options exercised during the fiscal year ended September 30, 2006 and the value of unexercised options at such date:

Aggregated Option Exercises in Fiscal 2006 and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at September 30, 2006 (#)(2)
	Shares Acquired on Exercise (#)				Value of Unexercised In-the-Money Options at September 30, 2006 ($)(3)
Name		Value Realized ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John R. Ambroseo, PhD	0	$0	702,500	185,000	$4,368,800	$455,250
Helene Simonet	30,000	$338,087	224,166	70,834	$1,675,070	$204,381
Ronald A. Victor	0	$0	92,166	23,834	$651,670	$73,981
Luis Spinelli	5,000	$87,412	62,666	29,334	$552,995	$115,706
Paul L. Meissner, PhD	0	$0	39,000	39,000	$250,950	$129,750
Scott H. Miller	0	$0	61,166	16,834	$445,570	$31,781

(1)
The value realized is calculated based on the sale price of our common stock as reported by the Nasdaq Stock Market on the date of exercise minus the exercise price of the option, and does not necessarily indicate that the optionee sold such stock.

(2)
Our 2001 Stock Plan provides for the grant of Stock Appreciation Rights, but no such rights were granted during the fiscal year ended September 30, 2006.

(3)
The market value of underlying securities is based on the difference between the closing sale price of our common stock on September 30, 2006 of $34.66 (as reported by Nasdaq National Market) and the exercise price per share.

Other Employee Benefit Plans

Employee Retirement and Investment Plan

        Effective January 1, 1979, we adopted the Coherent Employee Retirement and Investment Plan (as amended to date, the "Retirement and Investment Plan"). Coherent employees that work more than twenty hours per week become eligible for participation on their first day of employment. We will match employee contributions to the Retirement and Investment Plan, up to a maximum of 6% of the employee's individual earnings, after completing one year of service. The Retirement and Investment Plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, to permit employees to make contributions to the Retirement and Investment Plan from their pre-tax earnings.

Senior Management Deferred Compensation Plan and Company Match

        Prior to January 1, 2006 Coherent maintained two non-qualified deferred compensation plans. Effective that date, we suspended further deposits into our Supplementary Retirement Plan and continue to maintain a Deferred Compensation Plan for our senior management personnel. The plan permits participants to contribute up to 75% of their base salary earnings and up to 100% of their bonus pay and commissions on a pre-tax basis to the Plan. We will match up to 6% of the participant's 401(k) Compensation, less the amount equal to the maximum allowable Company match to the Coherent Employee Retirement and Investment Plan based on the 2006 IRS Annual Benefit and Contribution Limits.

2006 Variable Compensation Plan

        On November 29, 2005, we adopted the 2006 Variable Compensation Plan (the "2006 VCP"). The 2006 VCP was designed to deliver incentives that are competitive with those received by executives at comparable companies in the marketplace. Its primary objective was to encourage a high level of performance against business objectives on the part of participants. The 2006 VCP provided for quarterly bonus payments to our qualifying employees, including our executive officers, based in part upon (i) the participant's salary for the quarter, (ii) the participant's bonus rate, and (iii) our revenues and profits for the quarter. If certain minimum revenue and profit goals were not obtained in any given quarter, then no quarterly bonus payments would be made under the 2006 VCP with respect to the quarter.

Employee Stock Purchase Plan

        Our Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by our stockholders in 1980. As of September 30, 2006, a total of 6,325,000 shares of common stock had been reserved under the Purchase Plan, and as of the end of fiscal year 2006, 311,727 shares of common stock remained available for issuance thereunder. Eligible employees may authorize payroll deductions up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period.

Change of Control Severance Plan

        Under the terms of our Change of Control Severance Plan, in the event of a Change of Control (as defined therein), the Chief Executive Officer would receive 2.99 times the sum of his base pay and bonus pay, plus a gross up amount for any excise taxes under Section 280G of the Internal Revenue Code. Officer Vice Presidents would receive two times the sum of their base pay and bonus pay, and Non-Officer Vice Presidents would receive one times the sum of their base pay and bonus pay (assuming 100% achievement of performance metrics therefore). In addition, in such circumstances one hundred percent of the participants' outstanding unvested equity compensation awards would fully vest.

Compensation Committee Interlocks and Insider Participation

        During the fiscal year ended September 30, 2006, the Compensation and H.R. Committee of the Board of Directors consisted of Messrs. Hart (Chair), Rogerson and Tomlinson. Effective April 2, 2006, Mr. Vij replaced Mr. Tomlinson. None of the members of the Compensation and H.R. Committee has been or is an officer or employee of Coherent. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board of Directors or Compensation and H.R. Committee. No member of our Board of Directors is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company. During the fiscal year ended September 30, 2006, the Compensation and H.R. Committee retained and utilized the services of an independent consultant with regards to compensation.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth as of September 29, 2007 certain information with respect to the beneficial ownership of common stock by (i) any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act known by us to be the beneficial owner of more than 5% of our voting securities, (ii) each director and each nominee for director, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all executive officers and directors as a group. We do not know of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control. Unless otherwise indicated, the address of each stockholder in the table below is c/o Coherent, Inc., 5100 Patrick Henry Drive, Santa Clara, California 95054.

Name and Address	Number of Shares	Percent of Total(1)
Dimensional Fund Advisors(2) 1299 Ocean Ave., 11th Floor Santa Monica, CA 90401	2,487,401	7.88%
Eagle Asset Management, Inc.(2) 800 Carillon Parkway St Petersburg, Florida 33716	1,752,215	5.55
Barclays Global Investors NA.(2) 45 Fremont St. 17th San Francisco, CA 94105	1,670,554	5.29
John R. Ambroseo, PhD(3)	761,155	2.36
Helene Simonet(4)	288,978	*
Ronald A. Victor(5)	98,551	*
Luis Spinelli(6)	88,044	*
Charles W. Cantoni(7)	45,000	*
John H. Hart(8)	40,000	*
Garry W. Rogerson, PhD(9)	32,000	*
Lawrence Tomlinson(10)	26,000	*
Sandeep Vij(11)	35,600	*
All directors and executive officers as a group (10 persons)(12)	1,420,935	4.33%

*
Represents less than 1%.

(1)
Based upon 31,551,790 shares of Coherent common stock outstanding as of September 29, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, each share of Coherent common stock subject to options held by that person that are currently exercisable or will be exercisable within 60 days of September 29, 2007 and all shares of restricted stock (whether vested or held) on September 29, 2007, are deemed outstanding. For Dr. Ambroseo, Ms. Simonet, Messers. Victor and Spinelli, the second and third performance restricted stock vesting tranches are not included. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Based on the most recently filed Schedule 13F or Schedule 13G filed by such person with the SEC relating to the period ending September 29, 2007.

(3)
Includes 692,500 shares issuable upon exercise of options held by Dr. Ambroseo which were exercisable or would become exercisable within 60 days of September 29, 2007.

(4)
Includes 272,500 shares issuable upon exercise of options held by Ms. Simonet which were currently exercisable or would become exercisable within 60 days of September 29, 2007.

(5)
Includes 91,000 shares issuable upon exercise of options held by Mr. Victor which were exercisable or would become exercisable within 60 days of September 29, 2007.

(6)
Includes 82,000 shares issuable upon exercise of options held by Mr. Spinelli which were exercisable or would become exercisable within 60 days of September 29, 2007.

(7)
Includes 38,000 shares issuable upon exercise of options held by Mr. Cantoni which were exercisable or would become exercisable within 60 days of September 29, 2007.

(8)
Includes 33,500 shares issuable upon exercise of options held by Mr. Hart which were exercisable or would become exercisable within 60 days of September 29, 2007.

(9)
Includes 29,000 shares issuable upon exercise of options held by Dr. Rogerson which were exercisable or would become exercisable within 60 days of September 29, 2007.

(10)
Includes 20,800 shares issuable upon exercise of options held by Mr. Tomlinson which were exercisable or would become exercisable within 60 days of September 29, 2007.

(11)
Includes 30,000 shares issuable upon exercise of options held by Mr. Vij which were exercisable or would become exercisable within 60 days of September 29, 2007.

(12)
Includes an aggregate of 1,294,300 options which were exercisable or would become exercisable within 60 days of September 29, 2007.

Equity Compensation Plan Information

        The following table provides information as of September 30, 2006 about the Company's equity compensation plans under which shares of our common stock may be issued to employees, consultants or members of our Board of Directors:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,866,241	(1)	$29.1337	4,185,882	(2)(3)
Equity compensation plans not approved by security holders	—		—	—
Total	3,866,241		$29.1337	4,185,882

(1)
This number does not include any options which may be assumed by Coherent through mergers or acquisitions, however, Coherent does have the authority, if necessary, to reserve additional shares of Coherent common stock under these plans to the extent necessary for assuming such options.

(2)
This number of shares includes 311,727 shares of Coherent common stock reserved for future issuance under the Purchase Plan, 150,000 shares reserved for future issuance under the 1998 Director Plan and 3,724,155 shares reserved for future issuance under the 2001 Stock Plan.

(3)
The 1998 Director Plan provides for annual increases on the first day of each fiscal year in the number of shares available for issuance under the 1998 Director Plan so that the total number of shares reserved is 150,000 shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

        The following table sets forth information with respect to the one executive officer of the Company who was indebted to us during fiscal 2006. This indebtedness arose as a result of the delivery of promissory notes in connection with the exercise of stock options:

Name	New Loans During 2006	Interest Rates		Maturity Date(s)	Largest Amount Outstanding During 2006(1)			Balance at September 30, 2006
John R. Ambroseo, PhD	— —	4.75 8.00	% %	1/25/07 2/15/08	$ $	616,852 30,000	(3)	$ $	616,852 20,000	(2)

(1)
These loans were entered into prior to the effective date of Section 402 of the Sarbanes-Oxley Act of 2002 and reflects a loan amount for the exercise price of stock options, the amount of income tax owed therefor at exercise and interest.

(2)
Dr. Ambroseo paid this loan off in full in January 2007 at maturity.

(3)
This loan was granted to Dr. Ambroseo on February 15, 1998. Ten percent of the original principal balance of this loan is forgiven each year, so long as Mr. Ambroseo is employed by us.

        All promissory notes are full recourse and, except for the $20,000 of principal outstanding on the loans to Dr. Ambroseo, are secured by the shares of common stock of the Company issued upon exercise of the options. Interest on the notes is compounded. Interest on Dr. Ambroseo's note on which $20,000 of principal is outstanding is paid quarterly as a deduction from his Variable Compensation Plan if payment is due to him under that plan.

Other Matters

        We have entered into indemnification agreements with each of our executive officers and directors. Such indemnification agreements require us to indemnify these individuals to the fullest extent permitted by law. We also intend to execute these agreements with our future directors and officers.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

        The following table sets forth fees for services Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte") provided during fiscal years 2006 and 2005:

	2006	2005
Audit fees(1)	$2,266,245	$2,511,559
Audit-related fees(2)	$321,168	$—
Tax fees(3)	$63,233	$202,492
Total	$2,650,646	$2,714,051

(1)
Represents fees for professional services provided in connection with the integrated audit of our annual financial statements and internal control over financial reporting and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.

(2)
Represents fees for assurance services related to our issuance of convertible subordinated notes and our terminated acquisition of Excel Technology, Inc.

(3)
Represents fees for services provided in connection with our expatriate tax program, domestic and international tax planning, tax due diligence associated with our acquisition activities and international tax compliance.

        The Audit Committee has determined that the provision of non-audit services by Deloitte is compatible with maintaining Deloitte's independence. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by Deloitte. In other cases, the Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve certain additional services, and such pre-approvals are communicated to the full Committee at its next meeting. During fiscal year 2006, 100% of the services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.     Index to Consolidated Financial Statements

        The following Consolidated Financial Statements of Coherent, Inc. and its subsidiaries are filed as part of this annual report on Form 10-K:

  2.
  Consolidated Financial Statement Schedules

        Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

  3.
  Exhibits

Exhibit Numbers
3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)
3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)
3.3*	Bylaws of Coherent, Inc, as amended and restated on February 17, 2005 (Previously filed as Exhibit 3.3 to Form 10-K for the fiscal year ended October 2, 2004)
4.1*	Amended and Restated Common Shares Rights Agreement dated November 2, 1989 between Coherent and the Bank of Boston. (Previously filed as Exhibit 4.1 to Form 8-K filed on November 3, 1989)
10.1*‡	Employee Stock Purchase Plan, as amended. (Previously filed as Exhibit 10.11 to Form 10-K for the fiscal year ended September 29, 2001)
10.2*‡	Coherent Employee Retirement and Investment Plan. (Previously filed as Exhibit 10.23 to Form 8, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 25, 1982)

10.3*‡	1995 Stock Plan and forms of agreement. (Previously filed as Exhibit 10.34 to Form 10-K for the fiscal year ended September 28, 1996)
10.4*	1998 Director Option Plan. (Previously filed as Appendix B to Schedule 14A filed February 28, 2006)
10.5*
Asset Purchase Agreement by and among ESC Medical Systems, Ltd., Energy Systems Holdings, Inc., and Coherent, Inc., dated as of February 25, 2001. (Previously filed as Exhibit 2.1 to Form 8-K filed on March 5, 2001)
10.6*
First amendment to Asset Purchase Agreement by and among ESC Medical Systems, Ltd., Energy Systems Holdings, Inc., and Coherent, Inc., dated as of April 30, 2001. (Previously filed as Exhibit 4 to Schedule 13 D/A filed on May 10, 2001)
10.7*	1990 Directors' Stock Option Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on May 1, 1996)
10.8*‡	Coherent, Inc. Management Transition Agreement by and between Coherent, Inc. and Bernard J. Couillaud. (Previously filed as Exhibit 10.13 to Form 10-K for the year ended September 28, 2002)
10.9*‡	Coherent, Inc. Management Transition Agreement by and between Coherent, Inc. and Robert J. Quillinan. (Previously filed as Exhibit 10.14 to Form 10-K for the year ended September 28, 2002)
10.10*‡	2001 Stock Plan (Previously filed as Exhibit 10.14 to Form 10-K for the year ended September 27, 2003)
10.11*‡	Change of Control Severance Plan, as amended and restated effective February 17, 2005 (Previously filed as Exhibit 10.14 to Form 10-K/A Amendment No. 3 for the year ended October 2, 2004).
10.12‡	2006 Officer's Variable Compensation Plan (certain information redacted; confidential treatment requested)
10.13‡	2007 Officer's Variable Compensation Plan (certain information redacted; confidential treatment requested)
10.14‡	Offer Letter to Bret DiMarco
10.15*‡	Supplementary Retirement Plan (Previously filed as Exhibit 10.5 to the Form 10-Q for the quarter ended April 1, 2006.)
10.16*‡	Deferred Compensation Plan (Previously filed as Exhibit 10.6 to the Form 10-Q for the quarter ended April 1, 2006.)
10.17*
Purchase Agreement dated March 7, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Previously filed as Exhibit 10.1 to the Form 10-Q for the quarter ended April 1, 2006.)
10.18*
Form of Lock-Up Agreement executed by Messrs. Couillard, Ambroseo, Cantoni, Hart, Tomlinson, Quillinan, Rogerson, Vij, Meissner, Spinelli, Victor, Bucek and Miller and Ms. Simonet with Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Previously filed as Exhibit 10.2 to the Form 10-Q for the quarter ended April 1, 2006.)
10.19*‡	Form of 2001 Stock Plan Restricted Stock Agreement (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended July 1, 2006.)

10.20*‡	2001 Stock Plan Amended Stock Option Agreement. (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended July 1, 2006.)
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

COHERENT, INC.
Date: December 10, 2007	/s/ JOHN R. AMBROSEO By: John R. Ambroseo President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John R. Ambroseo and Helene Simonet, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ JOHN R. AMBROSEO John R. Ambroseo (Director and Principal Executive Officer)	December 10, 2007 Date
/s/ HELENE SIMONET Helene Simonet (Principal Financial and Accounting Officer)	December 10, 2007 Date
/s/ CHARLES W. CANTONI Charles W. Cantoni (Director)	December 10, 2007 Date
/s/ JOHN H. HART John H. Hart (Director)	December 10, 2007 Date
/s/ GARRY ROGERSON Garry W. Rogerson (Director)	December 10, 2007 Date

/s/ LAWRENCE TOMLINSON Lawrence Tomlinson (Director)	December 10, 2007 Date
/s/ SANDEEP VIJ Sandeep Vij (Director)	December 10, 2007 Date

STATEMENT OF MANAGEMENT RESPONSIBILITY

        Management is responsible for the preparation, integrity, and objectivity of the Consolidated Financial Statements and other financial information included in the Company's 2006 Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management. It is critical for investors and other users of the Consolidated Financial Statements to have confidence that the financial information that we provide is timely, complete, relevant and accurate

        Management, with oversight by the Company's Board of Directors, has established and maintains a corporate culture that requires that the Company's affairs be conducted to the highest standards of business ethics and conduct. Management also maintains a system of internal control that is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. This system is regularly monitored through direct management review, as well as extensive audits conducted by internal auditors throughout the organization.

        Our Consolidated Financial Statements as of and for the year ended September 30, 2006 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included an integrated audit under such standards.

        The Audit Committee of the Board of Directors meets regularly with management, the internal auditors and the independent registered accounting firm to review accounting, reporting, auditing and internal control matters. The Audit Committee has direct and private access to both internal and external auditors.

        See Item 9A for Management's Report on Internal Control Over Financing Reporting.

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

/s/ JOHN R. AMBROSEO John R. Ambroseo President and Chief Executive Officer	/s/ HELENE SIMONET Helene Simonet Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coherent, Inc.:

        We have audited the accompanying consolidated balance sheets of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of September 30, 2006 and October 1, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and October 1, 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the accompanying consolidated financial statements, on October 2, 2005, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

        As discussed in Note 3, the accompanying consolidated financial statements for fiscal 2005 and 2004 have been restated.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 10, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP San Jose, California December 10, 2007

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2006	October 1, 2005
		(As Restated)(1)
ASSETS
Current assets:
Cash and cash equivalents	$445,231	$97,507
Restricted cash	—	15,467
Short-term investments	48,767	133,407
Accounts receivable—net of allowances of $3,275 in 2006 and $3,136 in 2005	111,446	87,684
Inventories	101,494	102,730
Prepaid expenses and other assets	21,256	17,171
Deferred tax assets	29,201	36,645

Total current assets	757,395	490,611
Property and equipment, net	148,592	155,839
Restricted cash, non-current	3,709	1,220
Goodwill	71,871	68,097
Intangible assets, net	38,863	44,813
Other assets	62,094	40,250

Total assets	$1,082,524	$800,830

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$8	$12,736
Accounts payable	29,498	18,451
Income taxes payable	17,720	16,479
Other current liabilities	79,352	64,760

Total current liabilities	126,578	112,426

Long-term obligations	1,276	—
Other long-term liabilities	37,419	48,734
Convertible subordinated notes	199,747	—
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $.01:
Authorized—500,000 shares;
Outstanding—31,412 shares in 2006 and 31,173 shares in 2005	311	309
Additional paid-in capital	367,290	353,230
Deferred stock compensation	—	(3,699)
Notes receivable from stock sales	(324)	(324)
Accumulated other comprehensive income	46,693	32,014
Retained earnings	303,534	258,140

Total stockholders' equity	717,504	639,670

Total liabilities and stockholders' equity	$1,082,524	$800,830

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the accompanying notes to consolidated financial statements.

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	September 30, 2006	October 1, 2005	October 2, 2004
		(As Restated)(1)	(As Restated)(1)
Net sales	$584,652	$516,252	$494,954
Cost of sales	328,539	298,559	287,185

Gross profit	256,113	217,693	207,769

Operating expenses:
Research and development	73,051	57,422	62,132
In-process research and development	690	1,577	—
Selling, general and administrative	132,545	115,711	113,614
Restructuring and other charges (recoveries)	97	(61)	(3,093)
Acquisition-related expenses	5,857	—	—
Amortization of intangible assets	9,207	7,572	7,252

Total operating expenses	221,447	182,221	179,905

Income from operations	34,666	35,472	27,864
Other income (expense):
Interest and dividend income	15,144	5,085	2,525
Interest expense	(4,453)	(1,970)	(3,254)
Other—net	824	2,433	1,435

Total other income, net	11,515	5,548	706

Income from continuing operations before income taxes and minority interest	46,181	41,020	28,570
Provision for income taxes	787	2,786	11,811

Income from continuing operations before minority interest	45,394	38,234	16,759
Minority interest in subsidiaries' losses, net of taxes	—	180	192

Income from continuing operations	45,394	38,414	16,951
Discontinued operations, net of income taxes (Note 4):
Gain on disposal of Medical segment	—	—	218

Net income	$45,394	$38,414	$17,169

Net income per basic share:
Income from continuing operations	$1.47	$1.25	$0.56
Income from discontinued operations, net of income taxes	—	—	0.01

Net income	$1.47	$1.25	$0.57

Net income per diluted share:
Income from continuing operations	$1.44	$1.23	$0.55
Income from discontinued operations, net of income taxes	—	—	0.01

Net income	$1.44	$1.23	$0.56

Shares used in computation:
Basic	30,973	30,756	30,179

Diluted	31,567	31,224	30,494

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the accompanying notes to consolidated financial statements.

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three Years in the Period Ended September 30, 2006
(In thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Deferred Stock Comp.	Notes Rec. From Stock Sales	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, September 27, 2003 As Reported	29,939	$298	$299,378	$—	$(793)	$18,409	$222,396	$539,688
Adjustment to opening stockholders' equity(1)	—	—	25,827	(3,334)	—	798	(19,839)	3,452

Balances, September 27, 2003 As Restated	29,939	298	325,205	(3,334)	(793)	19,207	202,557	543,140
Components of comprehensive income:
Net income	—	—	—	—	—	—	17,169	17,169
Translation adjustment, net of tax	—	—	—	—	—	18,368	—	18,368
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	114	—	114
Net gain on derivative instruments, net of tax	—	—	—	—	—	6	—	6

Total comprehensive income								35,657
Issuance of stock options in exchange for services	—	—	26	—	—	—	—	26
Stock-based compensation expense for fixed awards(1)	—	—	(287)	(25)	—	—	—	(312)
Amortization of deferred stock-based compensation expense(1)	—	—	—	1,736	—	—	—	1,736
Sales of shares under Employee Stock Option Plan	253	2	3,858	—	—	—	—	3,860
Sales of shares under Employee Stock Purchase Plan	200	2	3,931	—	—	—	—	3,933
Tax benefit of Employee Stock Option Plan	—	—	629	—	—	—	—	629
Collection of notes receivable	—	—	—	—	35	—	—	35

Balances, October 2, 2004 As Restated	30,392	302	333,362	(1,623)	(758)	37,695	219,726	588,704
Components of comprehensive income:
Net income	—	—	—	—	—	—	38,414	38,414
Translation adjustment, net of tax	—	—	—	—	—	(5,402)	—	(5,402)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	(287)	—	(287)
Net gain on derivative instruments, net of tax	—	—	—	—	—	8	—	8

Total comprehensive income								32,733
Issuance of stock options in exchange for services	—	—	96	—	—	—	—	96
Amortization, issuance and forfeitures of restricted stock	83	—	3,198	(2,762)	—	—	—	436
Stock-based compensation expense for fixed awards(1)	—	—	457	(349)	—	—	—	108
Amortization of deferred stock-based compensation expense(1)	—	—	—	1,035	—	—	—	1,035
Sales of shares under Employee Stock Option Plan	484	5	10,839	—	—	—	—	10,844
Sales of shares under Employee Stock Purchase Plan	214	2	4,440	—	—	—	—	4,442
Tax benefit of Employee Stock Option Plan	—	—	838	—	—	—	—	838
Collection of notes receivable	—	—	—	—	434	—	—	434

Balances, October 1, 2005 As Restated	31,173	309	353,230	(3,699)	(324)	32,014	258,140	639,670
Components of comprehensive income:
Net income	—	—	—	—	—	—	45,394	45,394
Translation adjustment, net of tax	—	—	—	—	—	14,681	—	14,681
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	19	—	19
Net gain (loss) on derivative instruments, net of tax	—	—	—	—	—	(21)	—	(21)

Total comprehensive income								60,073
Effect on deferred compensation upon adoption of SFAS 123(R)	—	—	(3,699)	3,699	—	—	—	—
Amortization, issuance and forfeitures of restricted stock	51	—	2,059	—	—	—	—	2,059
Sales of shares under Employee Stock Option Plan	722	7	19,598	—	—	—	—	19,605
Sales of shares under Employee Stock Purchase Plan	188	2	4,653	—	—	—	—	4,655
Stock compensation expense	—	—	12,403	—	—	—	—	12,403
Tax benefit of Employee Stock Option Plan	—	—	1,289	—	—	—	—	1,289
Repurchases of Common Stock	(722)	(7)	(22,243)	—	—	—	—	(22,250)

Balances, September 30, 2006	31,412	$311	$367,290	$—	$(324)	$46,693	$303,534	$717,504

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the accompanying notes to consolidated financial statements.

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	September 30, 2006	October 1, 2005	October 2, 2004
		(As Restated)(1)	(As Restated)(1)
Cash flows from operating activities:
Net income	$45,394	$38,414	$17,169
Adjustments to reconcile income from operations to net cash provided by operating activities:
Purchased in-process research and development	690	1,577	—
Non-cash restructuring and other charges (recoveries)	97	(61)	(3,093)
Depreciation and amortization	26,270	28,375	29,617
Amortization of intangible assets	9,207	7,572	7,252
Stock based compensation	13,995	1,675	1,450
Excess tax benefit from stock-based compensation arrangements	(858)	—	—
Tax benefit from employee stock options	1,289	838	629
Deferred income taxes	(16,484)	(11,896)	6,007
Minority interest in subsidiaries' losses	—	(180)	(192)
Equity in loss of joint ventures	90	1,577	2,817
Gain on sale of joint venture	—	(1,065)	—
Other non-cash expense (income)	641	(706)	171
Gain on sale of Lumenis investment	—	—	(94)
Non-cash Excel acquisition cost write-off	1,945	—	—
Amortization of bond issue costs	624	56	56
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(22,947)	11,867	(21,703)
Inventories	3,333	7,996	(190)
Prepaid expenses and other assets	191	3,748	5,791
Other assets	(2,973)	(2,305)	(470)
Accounts payable	9,834	(612)	(605)
Income taxes payable/receivable	(742)	6,738	30,163
Other current liabilities	6,839	(6,020)	(6,810)
Other long-term liabilities	2,347	5,167	1,056

Net cash provided by operating activities	78,782	92,755	69,021

Cash flows from investing activities:
Purchases of property and equipment	(17,225)	(17,809)	(46,634)
Proceeds from dispositions of property and equipment	1,806	793	2,964
Purchases of available-for-sale securities	(281,545)	(390,800)	(347,559)
Proceeds from sales and maturities of available-for-sale securities	366,185	340,468	323,100
Proceeds from sale of note receivable from Picometrix	—	—	4,000
Acquisition of businesses and minority interest, net of cash acquired	(5,942)	(37,979)	(2,737)
Change in restricted cash	12,684	22,950	15,648
Premiums paid for life insurance	—	(1,252)	(944)
Distributions from deferred compensation plan arrangements	—	851	408
Investment in joint venture	—	(803)	(4,510)
Proceeds from sale of joint venture	—	3,899	—
Other-net	(570)	(1,342)	1,542

Net cash provided by (used in) investing activities	75,393	(81,024)	(54,722)

(continued)

	Year Ended
	September 30, 2006	October 1, 2005	October 2, 2004
		(As Restated)	(As Restated)
Cash flows from financing activities:
Long-term debt borrowings	$1,387	$2	$4
Long-term debt repayments	(155)	(14,995)	(13,875)
Short-term borrowings	—	3	—
Short-term repayments	(12,741)	—	—
Cash overdrafts increase	493	394	1,748
Repayments of capital lease obligations	(2)	(241)	(528)
Repurchase of common stock	(22,250)	—	—
Proceeds received from issuance of convertible subordinated notes	200,000	—	—
Debt issuance costs	(5,612)	—	—
Issuance of common stock under employee stock option and purchase plans	24,260	15,286	7,793
Excess tax benefits from stock-based compensation arrangements	858	—	—
Collection of notes receivable from stock sales	—	434	35

Net cash provided by (used in) financing activities	186,238	883	(4,823)

Effect of exchange rate changes on cash and cash equivalents	7,311	(2,766)	1,642

Net increase in cash and cash equivalents	347,724	9,848	11,118
Cash and cash equivalents, beginning of year	97,507	87,659	76,541

Cash and cash equivalents, end of year	$445,231	$97,507	$87,659

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,360	$2,279	$3,469
Income taxes	$16,551	$10,276	$7,172
Cash received during the year for:
Income taxes	$888	$2,491	$31,329
Noncash investing and financing activities:
Net issuances of restricted stock awards	$48	$3,198	$—
Unpaid property and equipment	$1,241	$362	$325
Borrowings under capital leases	$35	$—	$—

(1)
See Note 3, "Restatement of Consolidated Financial Statements," of the accompanying notes to consolidated financial statements.

(concluded)

See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

        Founded in 1966, Coherent Inc. provides photonics-based solutions for commercial and scientific research applications. We design and manufacture a diversified selection of photonics products and solutions, primarily lasers, precision optics and related accessories. Headquartered in Santa Clara, California, we have worldwide operations including research and development, manufacturing, sales, service and support capabilities.

2.    SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

        Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2006, 2005 and 2004 ended on September 30, October 1, and October 2, respectively, and are referred to in these financial statements as fiscal 2006, fiscal 2005 and fiscal 2004 for convenience. Fiscal years 2006 and 2005 included 52 weeks, whereas fiscal 2004 included 53 weeks. The fiscal years of the majority of our international subsidiaries end on September 30. Accordingly, the financial statements of these subsidiaries as of that date and for the years then ended have been used for our consolidated financial statements. Management believes that the impact of the use of different year-ends is immaterial to our consolidated financial statements taken as a whole.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation

        The consolidated financial statements include the accounts of Coherent, Inc. and its majority-owned subsidiaries (collectively, "the Company, we, our, or Coherent"). Intercompany balances and transactions have been eliminated. Investments in business entities in which we do not have control but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership) are accounted for by the equity method.

        As discussed later in this Note, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," on October 1, 2005 using the modified prospective transition method. Accordingly, our operating income from continuing operations for fiscal 2006 includes pretax compensation cost for our option and employee stock purchase plans ("ESPP") of $10.5 million and $1.4 million, respectively, which we recorded as a result of adopting SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated for such adoption.

Discontinued Operations

        On April 30, 2001, we completed the sale of our former Medical segment to Lumenis, Ltd. (formerly ESC Medical Systems, Ltd.). The disposal of the Medical segment represented the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30, "Reporting the

Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Accordingly, results of the operations of our former Medical segment have been classified as discontinued (see Note 4).

Fair Value of Financial Instruments

        The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Short-term investments are comprised of available-for-sale securities, which are carried at fair value. Other non-current assets include trading securities related to our deferred compensation plans, which are carried at fair value. The recorded carrying amount of our long-term obligations approximates fair value at fiscal 2006 year-end. The estimated fair value of our long-term debt was determined based on quoted market prices for the convertible notes. Foreign exchange contracts are stated at fair value based on prevailing financial market information.

Cash Equivalents

        All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash equivalents.

Concentration of Credit Risk

        Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. At fiscal 2006 year-end, the majority of our short-term investments are in money market funds, federal agency obligations, state and municipal obligations, corporate obligations and bank certificates of deposit. Cash equivalents and short-term investments are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. The majority of our accounts receivable are derived from sales to customers for commercial and scientific research applications. We perform ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. We maintain reserves for potential credit losses. Our products are broadly distributed and no one customer accounted for more than 10% of accounts receivable at fiscal 2006 or 2005 year-ends.

Accounts Receivable Allowances

        Accounts receivable allowances reflect our best estimate of probable losses inherent in our accounts receivable balance. We regularly review allowances by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay. Activity in accounts receivable allowance is as follows (in thousands):

	Fiscal year-end
	2006	2005	2004
Beginning balance	$3,136	$3,745	$4,151
Additions charged to costs and expenses	3,378	2,358	2,314
Deductions from reserves	(3,239)	(2,967)	(2,720)

Ending balance	$3,275	$3,136	$3,745

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):

	Fiscal year-end
	2006	2005
Purchased parts and assemblies	$17,365	$23,778
Work-in-process	50,189	48,036
Finished goods	33,940	30,916

Inventories	$101,494	$102,730

        During fiscal 2005, our Lambda Physik subsidiary decided to discontinue future product development and investments in the semiconductor lithography market. As a result, we recognized a charge of $1.7 million related to recognizing write-downs of excessive and obsolete inventories in the first quarter of fiscal 2005. We also recognized a charge of $6.8 million in the fourth quarter of fiscal 2005 related to excess inventories resulting from the accelerated decommissioning of lithography lasers following our decision to no longer offer lithography service contracts after the first quarter of fiscal 2006.

Property and Equipment

        Property and equipment are stated at cost and are depreciated or amortized using the straight-line method. Cost, accumulated depreciation and amortization and estimated useful lives are as follows (in thousands):

	Fiscal year-end
	2006	2005	Useful Life
Land	$19,060	$19,018
Buildings and improvements	112,285	111,135	5-40 years
Equipment, furniture and fixtures	186,526	181,185	3-10 years
Leasehold improvements	12,866	11,685	Lesser of useful life or terms of lease

	330,737	323,023
Accumulated depreciation and amortization	(182,145)	(167,184)

Property and equipment, net	$148,592	$155,839

Asset Retirement Obligations

        We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. For additional information, see Note 3 "Restatement of Consolidated Financial Statements". The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. All of our existing asset retirement obligations are associated with commitments to return property subject to original condition upon lease termination at various sites and costs to clean up and dispose of certain fixed assets at our Finland site. We estimated that as of fiscal 2006 year-end, gross expected future cash flows of $2.6 million would be required to fulfill these obligations.

        As of the date of adoption at the beginning of fiscal 2003, we recorded a $1.1 million long-term asset retirement liability and an increase of $0.5 million in leasehold improvements and machinery and equipment. The amount of the liability represents the present value of expected future cash flows associated with returning certain of our leased properties to original condition. The difference between the gross expected future cash flow of $2.6 million and its present value of $1.8 million at fiscal 2006 year-end is being accreted over the life of the related leases as an operating expense. Net of the related income tax effect of approximately $0.2 million, adoption of SFAS 143 resulted in an unfavorable cumulative-effect type adjustment to net income during the first quarter of 2003 of approximately $0.3 million. This adjustment represents the cumulative depreciation and accretion that would have been recognized through the date of adoption of SFAS 143 had the statement been applied to our existing asset retirement obligations at the time they were initially incurred.

        The following table reconciles changes in our asset retirement liability, which is reported in other long-term liabilities on our consolidated balance sheets, for fiscal 2005 and 2006 (in thousands):

Asset retirement liability as of October 2, 2004	$1,359
Additional asset retirement obligations recognized	184
Accretion recognized	131

Asset retirement liability as of October 1, 2005	$1,674
Adjustment to asset retirement obligations recognized	(153)
Accretion recognized	90
Changes due to foreign currency exchange	154

Asset retirement liability as of September 30, 2006	$1,765

Long-lived Assets

        We account for long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Accordingly, we evaluate the carrying value of long-lived assets, including intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of long-lived assets are impaired based on a comparison to the undiscounted expected future net cash flows. If the comparison indicates that impairment exists, long-lived assets that are classified as held and used are written down to their respective fair values and long-lived assets classified as held for sale are written down to their respective fair values less costs to sell. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows. See Note 5 for a discussion of restructuring charges.

Goodwill

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (see Note 8). Under SFAS 142, goodwill is tested for impairment by comparing the respective fair value with the respective carrying value of the reporting unit. Fair value is determined using a discounted cash flow methodology. Absent any impairment indicators, we perform our annual impairment tests during the fourth quarter of each fiscal year.

Intangible Assets

        Intangible assets, including acquired existing technology, customer lists, trade name, non-compete agreements, patents, licenses, drawings and order backlog are amortized on a straight-line basis over estimated useful lives of one year to fifteen years.

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

        The vast majority of our sales are made to original equipment manufacturers ("OEMs"), distributors, resellers and end-users in the non-scientific market. Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where we have agreed to perform installation or provide training. In those instances, we defer revenue related to installation services or training until these services have been rendered. We allocate revenue from multiple element arrangements to the various elements based upon relative fair values, which is determined based on the price charged for each deliverable on a standalone basis.

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

Foreign Currency Translation

        The functional currencies of our foreign subsidiaries are generally their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income ("OCI"). Foreign currency transaction gains and losses are included in earnings.

Derivatives

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended, requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in OCI and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense).

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

Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and is presented in our Consolidated Statements of Stockholders' Equity and in Note 15, "Accumulated Other Comprehensive Income (Loss)."

Earnings Per Share

        Basic earnings per share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options, awards including restricted stock and stock purchase contracts using the treasury stock method.

        In September 2004, the Emerging Issues Task Force ("EITF") reached final consensus on EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", that contingently convertible debt should be treated as convertible debt and included in the calculation of diluted EPS. The assumed proceeds under the treasury stock method were calculated by subtracting the aggregate weighted-average conversion price from the average market price of the shares related to the contingently convertible debt. As the market price for our shares did not reach the conversion price at any point during fiscal 2006, there was no dilutive effect from our $200.0 million 2.75% convertible subordinated notes (see Note 11) in our diluted EPS calculation under the treasury stock method. Therefore we did not include any shares related to the convertible subordinated notes, in accordance with the provisions of EITF No. 90-19, "Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion" and SFAS No. 128, "Earnings Per Share".

        The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Fiscal
	2006	2005	2004
Weighted average shares outstanding(1)—Basic	30,973	30,756	30,179
Dilutive effect of employee stock plans	594	468	315

Weighted average shares outstanding—Diluted	31,567	31,224	30,494

Income from continuing operations	$45,394	$38,414	$16,951

Income from continuing operations per share—basic	$1.47	$1.25	$0.56
Income from continuing operations per share—diluted	$1.44	$1.23	$0.55

    (1)
    Net of restricted stock

        A total of 850,774, 1,449,215 and 3,861,485 potentially dilutive securities have been excluded from the dilutive share calculation for fiscal 2006, 2005 and 2004, respectively, as their effect was anti-dilutive.

Stock-Based Compensation

        Our stock-based employee compensation plans are described in Note 14 "Employee Stock Option and Benefit Plans". Prior to fiscal 2006, our stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). As a result of the application of APB 25, as described in Note 3 "Restatement of Consolidated Financial Statements", we have incurred pre-tax stock-based compensation expense of $1.1 million and $1.4 million, in 2005 and 2004, respectively. See Note 3, "Restatement of Consolidated Financial Statements."

        APB 25 provides that compensation expense relative to our employee stock options is measured based on the intrinsic value of stock options granted. For grants determined to be "fixed" under APB 25, we recognized compensation expense in our statement of operations using the straight-line method over the vesting period based upon the difference between the exercise price of our employee stock option grants and the market price of the underlying common stock on the measurement date of the option. No compensation expense was recorded in our consolidated statement of operations for fixed awards when the exercise price of our employee stock option grants was greater than or equal to the market price of the underlying common stock on the measurement date of the option. The measurement date is the date when the number of shares and exercise price are known with finality.

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

        Effective October 2, 2005, we adopted the fair value recognition provisions of SFAS No. 123 (R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the fair value at the applicable grant date (see Note 3) estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), the ESPP is considered a compensatory plan and we are required to recognize compensation cost for grants made under the ESPP. We recognize compensation expense for share-based payment awards on a straight-line basis over the respective requisite service period of the awards, with the exception of our performance restricted stock plan.

        As a result of adopting SFAS 123(R) on October 2, 2005, our net income for fiscal 2006 was $7.1 million lower than if we had continued to account for share-based compensation under APB 25. Net income per basic share and net income per diluted share were both $0.22 lower for fiscal 2006, than if we had not adopted SFAS 123(R).

        See Note 14 "Employee Stock Option and Benefit Plans" for information on the impact of our adoption of SFAS 123(R) and the assumptions used to calculate the fair value of share-based employee compensation.

Advertising Costs

        Advertising costs are expensed as incurred and were $2.4 million, $2.6 million and $2.3 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

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

        Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. As a result of the consolidation of two of our entities in Japan and several entities in Germany, accumulated earnings which had previously been treated as permanently reinvested were treated as distributed for U.S. purposes. Accordingly, we recognized a net tax benefit of approximately $11.7 million in fiscal 2006. The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $67.7 million at fiscal 2006 year end. In addition to federal income taxes (which are not practicably determinable), withholding taxes of approximately $2.6 million would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

Recent Accounting Pronouncements

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"), an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. We adopted the provisions of SFAS 151 on October 2, 2005 and the adoption did not have a material effect on our consolidated results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R), which eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. We adopted the provisions of SFAS 123(R) using the modified prospective transition method beginning October 2, 2005. In accordance with that transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS 123(R). We have selected the Black-Scholes-Merton option-pricing model as the most appropriate method for determining the estimated fair value of all our awards. See Note 14 Employee Stock Option and Benefit Plans, for additional information. The Company has elected to use the "with and without" approach as described in EITF Topic No. D-32 in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company, for the respective jurisdiction, have been utilized. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the income statement.

        In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to the adoption of SFAS 123(R). SAB 107 provides guidance regarding the interactions between SFAS 123(R) and certain SEC rules and regulations, including guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of SFAS 123(R), and modifications of options prior to the adoption of SFAS 123(R). The Company began adhering to the guidance in SAB 107 upon its implementation of SFAS 123(R) starting the first quarter of fiscal 2006. See Note 14 "Employee Stock Option and Benefit Plans."

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. We adopted FIN 47 on October 2, 2005, and the adoption did not have a material effect on our consolidated results of operations or financial position.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate affected by a change in accounting principle. We adopted SFAS 154 on October 1, 2006 and our adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

        In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards" ("FSP 123R-3"). We have elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool ("APIC pool") related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments," ("SFAS 155") which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We adopted SFAS 155 on October 1, 2006 and our adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

        In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, in May 2007, the FASB issued FASB Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48,"("FSP FIN 48-1") to amend FIN No. 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise's tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and the possibility is remote that the taxing authority would reexamine the tax position in the future. The requirements of FIN 48 and FSP FIN 48-1 are effective for our fiscal year beginning September 30, 2007. We are in the process of determining the impact that FIN 48 and FSP FIN 48-1 will have on our financial position or results of operations upon adoption.

        In June 2006, the FASB ratified the consensus on Emerging Issues Task Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-3") which requires a policy be adopted to present externally imposed taxes on revenue-producing transactions on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this issue would include taxes that are imposed on a revenue transaction between a seller and a customer. EITF 06-3 is effective in interim and annual financial periods beginning with our fiscal year beginning September 30, 2007. The adoption of EITF 06-3 is not expected to have a material impact on our financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for us for interim periods within our fiscal year beginning September 28, 2008. We are currently assessing the impact that the adoption of SFAS 157 will have on our consolidated financial position and results of operations.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the Company's fiscal year end. SFAS 158 is effective as of the end of our fiscal year ending September 29, 2007, except for the measurement date provision, which is effective for our fiscal year ending October 3, 2009. We do not expect the adoption of SFAS 158 to have a material impact on our consolidated financial position and results of operations.

        In September 2006, the SEC Staff Bulletin issued SAB 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108") addressing how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC Staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 also describes the circumstances where it would be appropriate for a registrant to record a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial as well as the required disclosures to investors. SAB 108 is effective for us for fiscal year 2007. The adoption of SAB 108 is not expected to have a material impact on our consolidated financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted. We have elected not to early adopt and are currently assessing the impact of SFAS 159 on our consolidated financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) is effective for us for fiscal 2010. We are currently assessing the impact of SFAS 141(R) on our consolidated financial position and results of operations.

3.    RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Background

        Based upon an investigation and determinations made by a Special Committee of the Board of Directors and management's undertaking of a separate review of historical stock option activity subsequent to the issuance of our annual report for the fiscal year ended October 1, 2005, we identified errors in our accounting related to stock-based compensation expense for the periods from fiscal 1995 through fiscal 2006.

        As previously announced on November 1, 2006, a Special Committee was established by our Board of Directors to conduct an independent investigation relating to our historical stock option practices. We requested the independent review following an internal review of our historical stock option practices, which was a voluntary review initiated in light of news of the option practices of numerous companies across several industries. The Special Committee, comprised of three independent members of our Board of Directors, retained independent outside counsel and forensic accountants to assist in conducting the investigation. Together with its independent counsel, the Special Committee conducted an extensive review of historical stock option practices including all awards made by us between January 1, 1995 and September 30, 2006, (the "Relevant Period").

        On July 26, 2007, we announced that our management and the Special Committee, with the assistance of independent legal counsel and forensic accounting experts, had determined that incorrect measurement dates for a significant number of stock option awards during the Relevant Period were used.

        After receiving the Special Committee's conclusions, we subsequently reviewed stock option grants during the Relevant Period. On September 26, 2007, our Audit Committee, after consultation with management, determined that additional charges for stock-based compensation expense were required as a result of such incorrect measurement dates. As a result of the Special Committee's investigation and our management's subsequent reviews and analyses, options granted during the Relevant Period to purchase an aggregate of approximately 8,735,590 shares were determined to have incorrect measurement dates. We determined that the revised measurement dates for accounting purposes differed from the originally recorded measurement dates due primarily to a number of factors, including (1) delays in the final determination or approval of the awards, (2) retroactive selection of grant dates, (3) the absence of definitive documentation regarding approval, and (4) other process-related issues. These included annual grants to existing employees and officers and option grants made to new hires or to employees recently promoted. In those cases in which we previously used a measurement date that we determined was incorrect, we developed and applied a methodology in determining the revised measurement dates for option grants during the Relevant Period.

        In addition to the restatement for stock-based compensation and the related income and payroll tax effects, we recorded adjustments to correct other errors that occurred prior to fiscal 2006, which have been reflected in the accompanying restated fiscal 2005 and 2004 consolidated financial statements.

Restatement Adjustments

        Our restated consolidated financial statements incorporate adjustments to correct for errors in stock-based compensation expense, payroll tax expense and other accounting matters, including the income tax impacts related to the restatement adjustments and other tax errors (collectively, the "restatement adjustments"). The restatement adjustments result in a $21.5 million reduction of retained earnings as of October 1, 2005. This amount includes a reduction in our previously reported consolidated net income of approximately $1.4 million for fiscal 2005 and approximately $0.2 million for fiscal 2004. The total restatement impact at September 27, 2003 of $19.8 million has been reflected as a prior period adjustment to retained earnings.

        The table below summarizes the impact of the restatement adjustments on beginning retained earnings as of September 28, 2003, and net income for fiscal 2005 and 2004 (in thousands):

	Net Income Fiscal
			Retained Earnings As of September 28, 2003
	2005	2004
As previously reported	$39,861	$17,360	$222,396
Adjustments:
Stock-based compensation expense	(1,145)	(1,425)	(21,354)
Payroll taxes, interest and penalties	1,501	3,870	(6,328)
Other miscellaneous accounting adjustments	(767)	(1,126)	2,204
Income tax benefit (provision)	(1,036)	(1,510)	5,639

As adjusted	$38,414	$17,169	$202,557

        The tables below present the decrease to net income for fiscal 2002 to 2005 and further, with respect to the stock-based compensation expense and related payroll and income tax effects for the fiscal years 1995 to 2001, of the individual restatement adjustments, which are explained in further detail following the tables (in thousands, except per share data):

					Cumulative Effect to Retained Earnings September 30, 2001
	Fiscal
	2005	2004	2003	2002
Stock-based compensation
Annual grants to employees	$1,068	$937	$696	$871	$3,911
Annual grants to officers	—	127	1,174	3,223	6,986
Non-annual grants to employees	72	384	676	706	2,604
Non-annual grants to officers	5	(23)	156	155	196

Total stock-based compensation expense	1,145	1,425	2,702	4,955	13,697
Payroll taxes, interest and penalties	(1,501)	(3,870)	19	157	6,152

Total stock-based compensation adjustments	(356)	(2,445)	2,721	5,112	19,849

Other miscellaneous accounting adjustments
Correction of Lambda Physik minority interest and purchase accounting	553	553	647	(878)	(3,506	)(1)
Correction of accounting for asset retirement obligations	225	194	733	—	—
Classification of unrealized foreign exchange (gains) losses on intercompany note	(11)	379	406	567	(173	)(1)

	767	1,126	1,786	(311)	(3,679)

Total adjustments to income before income tax	411	(1,319)	4,507	4,801	16,170
Income tax expense (benefit)	1,036	1,510	(1,044)	(590)	(4,005	)(2)

Total decrease to net income	$1,447	$191	$3,463	$4,211	$12,165

Decrease in diluted earnings per share	$0.05	$0.01

(1)
Amounts reflected represent the cumulative effect of adjustments in years prior to fiscal 2002. The impact was not significant to any individual prior fiscal year.

(2)
Amount includes the cumulative effect attributable to the tax effects of the other miscellaneous accounting adjustments and other tax provision restatements not attributable to stock compensation.

	Cumulative Effect to Retained Earnings September 30, 2001
		Fiscal
		2001	2000	1999	1998	1997	1996	1995
Stock-based compensation
Annual grants to employees	$3,911	$557	$833	$541	$728	$898	$335	$19
Annual grants to officers	6,986	3,813	2,436	174	179	260	110	14
Non-annual grants to employees	2,604	1,119	1,095	187	94	64	41	4
Non-annual grants to officers	196	128	49	4	6	7	2	—

Total stock-based compensation expense(1)	13,697	5,617	4,413	906	1,007	1,229	488	37
Payroll taxes, interest and penalties	6,152	1,983	3,908	35	165	38	23	—

Total stock-based compensation adjustments	19,849	7,600	8,321	941	1,172	1,267	511	37
Income tax benefit		(1,285)	(2,395)	(319)	(368)	(421)	(169)	(13)

Total decrease to net income		$6,315	$5,926	$622	$804	$846	$342	$24

(1)
In fiscal 2001, we sold our former medical segment (See Note 4—Discontinued Operations). The cumulative effect of total stock-based compensation expense to retained earnings at September 30, 2001 includes approximately $1.9 million attributable to such discontinued operations.

        Stock-Based Compensation Summary—These adjustments are from management's determination, based upon the Special Committee's investigation and our subsequent reviews and analyses that the initially recorded measurement dates for various categories of option grants were incorrect. These categories were:

  •
  Annual grants to employees.  We determined that the appropriate measurement date for annual grants to employees was the date on which evidence indicates the allocation of the options to the individual employees was substantially complete, as further described below. As a result, annual grants for an aggregate of 4,749,940 shares were remeasured and accounted for as fixed awards under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," or APB 25, using the methodologies described below under "Accounting Considerations—Stock-Based Compensation."

  •
  Annual grants to officers.  For annual grants to officers during fiscal years 1995, 1996, 1997, 1999, 2000 and 2002, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under "Accounting Considerations—Stock-Based Compensation", and accounted for these grants as fixed awards under APB 25. The grants represented options to purchase an aggregate of 1,251,500 shares. For annual grants to officers during other fiscal years during the Relevant Period, management determined that the original measurement date was properly determined.

  •
  Non-annual grants to employees.  Non-annual grants to employees are initial grants to newly hired employees or incremental grants to existing employees upon their promotion. For non-annual grants to employees, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under "Accounting Considerations—Stock-Based Compensation", and accounted for these grants as fixed awards under APB 25. The grants represented options to purchase an aggregate of 2,382,650 shares.

  •
  Non-annual grants to officers.  Non-annual grants to officers are initial grants to newly hired officers or incremental grants upon an existing employee's promotion to an officer position. For non-annual grants to officers, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under "Accounting Considerations—Stock-Based Compensation", and accounted for these grants, which represented options to purchase an aggregate of 351,500 shares, as fixed awards under APB 25.

        Payroll taxes, interest and penalties—In connection with the stock-based compensation charges included in the restatement, certain options previously classified as Incentive Stock Options ("ISO") were determined to have been granted with an exercise price below the fair market value of our stock on the revised measurement date. Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore might not qualify for ISO tax treatment. We refer to these stock options as the "Affected ISOs." The potential disqualification of ISO status exposes us to additional payroll related withholding taxes on the exercise of options granted to U.S. employees, and interest and penalties for failing to properly withhold taxes on the exercise of those options. Additionally, we recorded tax, interest, and penalty expenses with respect to certain options granted in the U.K. which were determined to have been granted with an exercise price below the fair market value of our common stock on the revised measurement date ("U.K. Options"). The tax, interest and penalty expenses were recorded in the periods in which the underlying stock options were exercised. Then, in periods in which the liabilities were legally extinguished due to statutes of limitations, the expenses were reversed and recognized as a reduction in the related functional expense in our consolidated statements of operations. The net U.S. and U.K. tax liabilities at fiscal 2006 year-end for this potential disqualification of ISO tax treatment for the Affected ISO's and the U.K. Options totaled $1.2 million.

        Management and the Board are considering possible ways to address the impact that Section 409A of the Internal Revenue Code ("IRC") may have as a result of the exercise price of stock options being less than the fair market value of our common stock on the revised measurement date. IRC Section 409A imposes significant additional taxes to our employees on stock options granted with an exercise price lower than the fair market value on the date of grant that vest after December 31, 2004. The Internal Revenue Service ("IRS") has issued transition rules under IRC Section 409A that allows for a correction, or "cure", for non-exercised, non-executive options subject to IRC Section 409A. We continue to evaluate the potential corrections or cures in light of the additional time relief granted by the IRS.

        Other miscellaneous accounting adjustments—In addition to stock-based compensation related charges, we recorded adjustments to correct errors in the consolidated financial statements for periods prior to fiscal 2006 that had not been previously reflected in our consolidated financial statements. These restatements relate to the correction of errors in the calculation of the minority interest liability for Lambda Physik and the purchase accounting related to our acquisition of a 39.62% interest in Lambda Physik in fiscal 2003, the failure to adopt the provisions of SFAS 143 and the correction of the classification of unrealized foreign exchange gains and losses related to an intercompany note.

        Income tax benefit—We reviewed the income tax effect of the stock-based compensation charges, and we believe that the proper income tax accounting for U.S. stock options under GAAP depends, in part, on the tax distinction of the stock options as either ISOs or non-qualified stock options ("NSOs"). Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant. Because of the potential impact of the measurement date changes on the qualified status of "Affected ISOs," we have determined that all Affected ISOs might not be qualified ISOs under the tax regulations, and therefore should be accounted for as if they were NSOs for income tax accounting purposes. The Company recorded a tax benefit with respect to the Affected ISOs. To the extent an ISO was not disqualified through a "same day sale" or sold before fulfilling the holding period requirements related to the Affected ISOs, the recorded tax asset was written off to earnings when the statute of limitations for the year of exercise closed.

        We have recorded a net income tax benefit of approximately $4.7 million in connection with the stock-based compensation related expense during the period from fiscal year 1995 through 2005. The recognized tax benefit related to affected stock options granted to officers was limited due to the potential non-deductibility of the related expenses under IRC Section 162(m). This IRS rule limits the amount of executive compensation that may be deducted for U.S. tax purposes under certain circumstances. We did not record a tax benefit or deferred tax asset for affected stock options granted to non-U.S., non-U.K. and certain non-German employees because we determined that we could not receive tax benefits outside of the U.S., U.K. and Germany. The net tax benefit has resulted in an increase of our deferred tax assets for all U.S. and UK affected stock options and certain German affected stock options prior to the exercise or forfeiture of the related options. Upon exercise or cancellation of the underlying options, the excess or deficiency in deferred tax assets are written-off to either expense or paid-in capital in the period of exercise or cancellation.

        Further, we have recorded additional restatements to income taxes to record the effect of errors identified in the accounting for income tax contingencies resulting from the misapplication of information available at the date of the misstatement as well as the tax effects of the other miscellaneous accounting adjustments.

Accounting Considerations—Stock-Based Compensation

        We originally accounted for all employee, officer and director stock option grants as fixed grants under APB 25, using the recorded grant date as the measurement date. We issued all grants with an exercise price equal to the fair market value of our common stock on the recorded grant date, and therefore originally recorded no stock-based compensation expense

        The Special Committee concluded that the measurement dates for certain stock option grants differed from the recorded grant dates for such grants. As described in APB 25, the measurement date is the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price are known with finality. Using the methodologies described below we revised the measurement dates for the indicated option grants during the Relevant Period, and we refer to these revised measurement dates as the "Revised Measurement Dates". We calculated stock-based compensation expense under APB 25 based upon the intrinsic value as of the Revised Measurement Dates of stock option awards determined to be "fixed" awards under APB 25 and the vesting provisions of the underlying options through October 1, 2005. We calculated the intrinsic value on the Revised Measurement Date as the closing price of our common stock on such date as reported on the

Nasdaq National Market, now the Nasdaq Global Market, less the exercise price per share of common stock as stated in the underlying stock option agreement, multiplied by the number of shares subject to such stock option award. We recognized these amounts as compensation expense on a straight-line basis over the vesting period of the underlying options. Effective October 2, 2005, we adopted the fair value recognition provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. See Note 2 "Significant Accounting Policies".

        The methodology we used to determine the Revised Measurement Dates associated with prior stock option grants was as follows:

  Annual grants to employees—For the majority of the annual grants to employees, the process of allocating stock option grants among individual employees continued beyond the recorded grant date. Based on available evidence, we have determined that the appropriate measurement date for annual grants to employees was the earliest date on which evidence indicates the allocation of the options to the individual employees was substantially complete. We defined substantially complete as the point at which evidence indicated that 96% or greater of the grant records had been determined with finality. Such determination was based on the earliest of the three following actions that could be verified with available evidence: (1) on evidence of a substantially complete listing of options allocated to individual employees, (2) on evidence of communication stating that the process was complete supported by records being added into our stock option database application prior to, on or within two days of such communication or (3) on evidence of dates that the employee records of the grants of the stock option were added to the stock option database application (the "record added date"), where evidence of a substantially complete listing of options allocated to individual employees was not available.

  After the date on which substantially all granting activities were completed, there were an insignificant number of changes to option awards attributable to circumstances such as the effective cancellation of a grant because of an employee's termination, or additions due to administrative error corrections, promotion or individual performance reassessment. Where option awards were added subsequent to the date the allocation process was substantially complete, we have determined that each award was a separate grant with its own measurement date and that this subsequent addition was not indicative that the broader granting process for such annual awards had failed to be completed by the Revised Measurement Date. Measurement dates for individual awards which were not substantially complete by the Revised Measurement Date were determined based on the earlier of (1) the date the additions were communicated to the stock administrator for addition to the annual grant pool, (2) the record added date or (3) for periods prior to the implementation of the current stock administration system, the print date of the Notice of Grant.

  Annual grants to officers—For annual grants to officers during fiscal years 1995, 1996, 1997, 1999, 2000 and 2002, the grants were awarded between Board meeting dates and in certain cases between committee meeting dates, and there is a lack of evidence that the price and number of shares were determined with finality as of the recorded grant date.

  Based on available evidence, we have determined that the appropriate measurement date for annual grants to officers was the date on which evidence indicates that both the shares awarded to the officers and the exercise price of those shares was known with finality. Such determination was based on the earliest date of the three following actions that could be verified with available evidence: (1) the date that the specific number of shares for each officer was approved for grant by the Board as evidenced by the minutes of the Board of Directors meeting, providing that the approval occurred prior to the submission of the applicable Form 3 or Form 4 to the Securities and Exchange Commission ("SEC"); (2) the record added date, providing that the record was added prior to the submission of the applicable Form 3 or Form 4 to the SEC; or (3) the date of submission of the applicable Form 3 or Form 4 to the SEC.

  Non-annual grants to employees—Non-annual grants to employees are initial grants to newly hired employees or incremental grants to existing employees upon their promotion. For non-annual grants to employees prior to June 2003, our stated process was to select the grant date to be the Monday after the Human Resources department requested the award. On June 5, 2003, we strengthened our process to require the signature of the Executive Vice President of HR on all award requests with the grant date to be the Monday after receipt of such signature. Beginning on June 7, 2006, we changed our process to require three members of an equity grant committee, established by the Board and the Board's Compensation and H.R. Committee, to meet only on a fixed date once a month to consider any requested awards, with the award effective on such date or, in the event action was required by written consent, the action would be effective on the date the last consent signature was received.

  Based on available evidence, we determined that the process was not consistently followed during the period from fiscal 1995 through June 4, 2003. As a result, we determined that the appropriate measurement date for non-annual employee grants during the period from fiscal 1995 through June 4, 2003 was the earliest date of the two following actions that could be verified with available evidence: (1) the record added date and (2) the date the specific grant was approved as evidenced by the minutes of a Board of Directors meeting.

  For the period from June 5, 2003 through June 6, 2006, we determined that most of the measurement dates for non-annual grants to employees during this period followed the stated process and were appropriate. For two grants that we determined did not follow the process, we determined the appropriate measurement date based on the stated process.

  For the period from June 7, 2006 through September 30, 2006, we determined that we followed the process consistently and that all of the measurement dates for non-annual grants to employees during this period were appropriate.

  Non-annual grants to officers—Non-annual grants to officers are initial grants to newly hired officers or incremental grants for existing employees upon their promotion to an officer position. For non-annual grants to officers, Board or Compensation and H.R. Committee approval was reflected in written actions. We determined that the original recorded grant dates lacked evidence supporting when such written actions were executed for ten of the twelve non-annual grants to officers during the period from fiscal 1995 through fiscal 2006.

  Based on available evidence, we determined that the appropriate measurement date for each of the ten non-annual grants to officers was the earliest of the three following actions that could be verified with available evidence: (1) the date written actions reflecting approval by the Board or Compensation and H.R. Committee were executed; (2) the record added date, providing that the related notice of grant was printed by us prior to the submission of the applicable Form 3 or Form 4 to the SEC; and (3) the date the applicable Form 3 or Form 4 was submitted to the SEC.

        Non-employee director automatic stock option grants—Our 1990 and 1998 Directors' Option Plans provide for the automatic and non-discretionary grant of non-statutory stock options to our non-employee directors, such that the grants require no independent action of the Board of Directors. The 1998 Directors' Plan replaced the 1990 Directors' Plan which expired on December 8, 1999 and was approved by stockholders on March 17, 1999. From 1995 through March 27, 2003, under both Plans, each non-employee director was automatically granted a non-discretionary grant of a non-statutory stock option to purchase 20,000 shares of common stock upon appointment as a member of the Board, and each non-employee director was granted a non-discretionary grant of a non-statutory stock option to purchase 5,000 shares of our common stock on the date of and immediately following each Annual Meeting of Stockholders. The 1998 Directors' Plan was amended by the Stockholders on March 23, 2003 to increase the automatic non-discretionary grant of a non-statutory stock option to purchase shares of common stock upon appointment as a member of the Board from 20,000 to 30,000 shares ("Initital Grant") and to increase the non-discretionary grant of a non-statutory stock option to purchase shares of our common stock on the date of and immediately following each Annual Meeting of Stockholders from 5,000 shares to 12,000 shares ("Subsequent Grant"). The Plans provide that the exercise price shall be equal to the fair market value of the common stock on the date of the grant of the options. On March 30, 2006, the 1998 Directors Plan was further amended to reduce the Initial Grant from 30,000 to 24,000 shares and the Subsequent Grant from 12,000 to 6,000 shares. In addition, non-employee directors receive a RSU of 2,000 shares upon first joining the Board of Directors and an award of restricted stock units of 2,000 shares on each Annual Meeting of Stockholders where such director is reelected.

        We have determined that, as a result of administrative errors, a total of five automatic grants representing initial options to purchase a total of 140,000 shares under the 1998 Directors' Plan upon the appointment of five of our directors to the Board of Directors were documented as having been made on dates other than as set forth in the 1998 Directors' Option Plan. We have corrected the documentation of these grants to reflect the correct dates and exercise prices, as automatically established under the 1998 Directors' Option Plan. Because these actions were corrections of administrative errors in the documentation, rather than changing any of the terms of the stock option grants as automatically granted, we determined that there was no accounting charge to be recognized in connection with these corrections, as the correct measurement date was the date of grant as automatically established by the 1998 Directors' Option Plan, and the exercise price was the fair market value of our common stock on the correct measurement date.

        Although we determined that there is no accounting charge resulting from the administrative correction, the administrative correction did result in an increase of the exercise price for each of the five grants. Four of such directors have expressly agreed to the correction to increase the exercise prices of certain of such grants to purchase 107,800 shares. The fifth director's option expired unexercised; therefore no such agreement was needed. Further, the three directors who exercised misdocumented grants have reimbursed us for the difference between the aggregate exercise price as misdocumented and as corrected, in the amounts of $1,195, $1,100 and $1,272, respectively.

Impact of the Restatement Adjustments on our Consolidated Financial Statements

        The following table presents the impact of the financial statement restatement adjustments on our previously reported consolidated statements of operations for fiscal 2005 and 2004 (in thousands, except per share data):

	Fiscal 2005				Fiscal 2004
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Net sales	$516,252	$—		$516,252	$494,954	$—		$494,954
Cost of sales	298,583	(24	)A,C	298,559	287,551	(366	)A,C	287,185

Gross profit	217,669	24		217,693	207,403	366		207,769

Operating expenses:
Research and development	57,545	(123	)A	57,422	62,705	(573	)A	62,132
In-process research and development	1,577	—		1,577	—	—		—
Selling, general and administrative	115,827	(116	)A,C	115,711	115,043	(1,429	)A,C	113,614
Restructuring and other charges (recoveries)	(61)	—		(61)	(3,093)	—		(3,093)
Amortization of intangible assets	7,019	553	B	7,572	6,698	554	B	7,252

Total operating expenses	181,907	314		182,221	181,353	(1,448)		179,905

Income from operations	35,762	(290)		35,472	26,050	1,814		27,864
Other income (expense):
Interest and dividend income	5,085	—		5,085	2,525	—		2,525
Interest expense	(1,839)	(131	)C	(1,970)	(3,138)	(116	)C	(3,254)
Other—net	2,423	10	A,D	2,433	1,814	(379	)A,D	1,435

Total other income, net	5,669	(121)		5,548	1,201	(495)		706

Income from continuing operations before income taxes and minority interest	41,431	(411)		41,020	27,251	1,319		28,570
Provision for income taxes	1,750	1,036	A,E	2,786	10,301	1,510	A,E	11,811

Income from continuing operations before minority interest	39,681	(1,447)		38,234	16,950	(191)		16,759
Minority interest in subsidiaries' losses	180	—		180	192	—		192

Income from continuing operations	39,861	(1,447)		38,414	17,142	(191)		16,951
Gain on disposal of Medical segment	—	—		—	218	—		218

Net income	$39,861	$(1,447)		$38,414	$17,360	$(191)		$17,169

Net income per basic share:
Income from continuing operations	$1.30	$(0.05)		$1.25	$0.57	$(0.01)		$0.56
Income from discontinued operations, net of income taxes	—	—		—	0.01	—		0.01

Net income	$1.30	$(0.05)		$1.25	$0.58	$(0.01)		$0.57

Net income per diluted share:
Income from continuing operations	$1.28	$(0.05)		$1.23	$0.56	$0.00		$0.55
Income from discontinued operations, net of income taxes	—	—		—	0.01	—		0.01

Net income	$1.28	$(0.05)		$1.23	$0.57	$(0.01)		$0.56

Shares used in computation:
Basic	30,756	—		30,756	30,179	—		30,179
Diluted	31,241	(17	)F	31,224	30,544	(50	)F	30,494

A.
Adjustments for stock-based compensation expense pursuant to APB No. 25 and the associated payroll taxes, interest, penalties and income tax benefit.

B.
Adjustment to correct errors in the amortization of intangibles related to the purchase accounting related to our acquisition of a 39.62% interest in Lambda Physik in fiscal 2003.

C.
Adjustment for errors in the accounting for asset retirement obligations.

D.
Adjustment to correct the classification of unrealized foreign exchange gains and losses related to an intercompany note.

E.
Adjustment to correct for errors in income taxes, including the income tax effects of adjustments described in A, C and D above.

F.
Adjustment to reflect the effect on diluted weighted average shares outstanding as a result of the restatements described in A above.

        The following table presents the impact of the financial statement restatement adjustments on our previously reported consolidated balance sheet as of fiscal 2005 year-end (in thousands):

	Fiscal 2005 year-end
	As Previously Reported	Adjustments		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$97,507	$—		$97,507
Restricted cash, cash equivalents and short-term investments	15,467	—		15,467
Short-term investments	133,407	—		133,407
Accounts receivable—net of allowances of $3,136	87,684	—		87,684
Inventories	102,730	—		102,730
Prepaid expenses and other assets	17,034	137	A,E	17,171
Deferred tax assets	37,892	(1,247	)A,E	36,645

Total current assets	491,721	(1,110)		490,611
Property and equipment, net	155,316	523	C	155,839
Restricted cash, cash equivalents and short-term investments	1,220	—		1,220
Goodwill	68,097	—		68,097
Intangible assets, net	42,186	2,627	B	44,813
Other assets	39,750	500	A,E	40,250

Total assets	$798,290	$2,540		$800,830

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$12,736	$—		$12,736
Accounts payable	18,451	—		18,451
Income taxes payable	16,597	(118	)A,E	16,479
Other current liabilities	63,803	957	A	64,760

Total current liabilities	111,587	839		112,426

Other long-term liabilities	50,437	(1,703	)C	48,734
Stockholders' equity:
Common Stock	309	—		309
Additional paid-in capital	328,580	24,650	A,E	353,230
Deferred stock compensation	(2,762)	(937	)A	(3,699)
Notes receivable from stock sales	(324)	—		(324)
Accumulated other comprehensive income	30,846	1,168	C,D	32,014
Retained earnings	279,617	(21,477	)A-E	258,140

Total stockholders' equity	636,266	3,404		639,670

Total liabilities and stockholders' equity	$798,290	$2,540		$800,830

A.
Adjustments for stock-based compensation expense pursuant to APB No. 25 and the associated payroll taxes, interest, penalties and income tax benefit.

B.
Adjustment to correct errors in the calculation of the minority interest liability for Lambda Physik and the purchase accounting related to our acquisition of a 39.62% interest in Lambda Physik in fiscal 2003.

C.
Adjustment for errors in the accounting for asset retirement obligations.

D.
Adjustment to correct the classification of unrealized foreign exchange gains and losses related to an intercompany note.

E.
Adjustment to correct for errors in income taxes, including the income tax effects of adjustments described in A, B and D above.

        The following table presents the impact of the financial statement restatement adjustments on our previously reported consolidated statements of cash flows for fiscal 2005 and 2004 (in thousands):

	Fiscal 2005				Fiscal 2004
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Cash flows from operating activities:
Net income	$39,861	$(1,447)		$38,414	$17,360	$(191)		$17,169
Adjustments to reconcile income from operations to net cash provided by operating activities:
Purchased in-process research and development	1,577	—		1,577	—	—		—
Non-cash restructuring and other charges (recoveries)	(61)	—		(61)	(3,093)	—		(3,093)
Depreciation and amortization	28,279	96	C	28,375	29,539	78	C	29,617
Amortization of intangible assets	7,019	553	B	7,572	6,698	554	B	7,252
Stock based compensation	436	1,239	A,G	1,675	0	1,450	A,G	1,450
Tax benefit from employee stock options	1,771	(933	)A,E	838	1,043	(414	)A,E	629
Deferred income taxes	(12,938)	1,042	A,E	(11,896)	4,974	1,033	A,E	6,007
Minority interest in subsidiaries' losses	(180)	—		(180)	(192)	—		(192)
Equity in loss of joint ventures	1,577	—		1,577	2,817	—		2,817
Gain on sale of joint venture	(1,065)	—		(1,065)	—	—		—
Other non-cash expense (income)	(741)	35	C,G	(706)	81	90	C,G	171
Gain on sale of Lumenis investment	—	—		—	(94)	—		(94)
Amortization of bond issue costs	—	56	F	56	—	56	F	56
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	11,867	—		11,867	(21,703)	—		(21,703)
Inventories	7,996	—		7,996	(190)	—		(190)
Prepaid expenses and other assets	3,748	—		3,748	5,791	—		5,791
Other assets	(2,305)	—		(2,305)	(470)	—		(470)
Accounts payable	(612)	—		(612)	(605)	—		(605)
Income taxes payable/receivable	5,811	927	A,E	6,738	29,272	891	A,E	30,163
Other current liabilities	(4,519)	(1,501	)A	(6,020)	(2,940)	(3,870	)A	(6,810)
Other long-term liabilities	5,167	—		5,167	1,056	—		1,056

Net cash provided by operating activities	92,688	67		92,755	69,344	(323)		69,021

Cash flows from investing activities:
Purchases of property and equipment	(17,625)	(184	)C	(17,809)	(46,634)	—		(46,634)
Proceeds from dispositions of property and equipment	793	—		793	2,964	—		2,964
Purchases of available-for-sale securities	(390,800)	—		(390,800)	(347,559)	—		(347,559)
Proceeds from sales and maturities of available-for-sale securities	340,468	—		340,468	323,100	—		323,100
Proceeds from sale of note receivable from Picometrix	—	—		—	4,000	—		4,000
Acquisition of businesses and minority interest, net of cash acquired	(37,979)	—		(37,979)	(2,737)	—		(2,737)
Change in restricted cash, cash equivalents and short-term investments	22,950	—		22,950	15,648	—		15,648
Premiums paid for life insurance	(1,252)	—		(1,252)	(944)	—		(944)
Distributions from deferred compensation plan arrangements	851	—		851	408	—		408
Investment in joint venture	(803)	—		(803)	(4,510)	—		(4,510)
Proceeds from sale of joint venture	3,899	—		3,899	—	—		—
Other-net	(1,470)	128	C,F	(1,342)	1,600	(58	)F	1,542

Net cash provided by (used in) investing activities	(80,968)	(56)		(81,024)	(54,664)	(58)		(54,722)

Cash flows from financing activities:
Long-term debt borrowings	$2	$—		$2	$4	$—		$4
Long-term debt repayments	(14,995)	—		(14,995)	(13,875)	—		(13,875)
Capital lease borrowings	—	—		—	—	—		—
Short-term borrowings	3	—		3	—	—		—
Short-term repayments	—	—		—	—	—		—
Cash overdrafts increase	394	—		394	1,748	—		1,748
Repayments of capital lease obligations	(241)	—		(241)	(528)	—		(528)
Repurchase of common stock	—	—		—	—	—		—
Proceeds received from issuance of convertible subordinated notes	—	—		—	—	—		—
Debt issuance costs	—	—		—	—	—		—
Issuance of common stock under employee stock option and purchase plans	15,286	—		15,286	7,793	—		7,793
Collection of notes receivable from stock sales	434	—		434	35	—		35

Net cash provided by (used in) financing activities	883	—		883	(4,823)	—		(4,823)

Effect of exchange rate changes on cash and cash equivalents	(2,755)	(11	)D	(2,766)	1,261	381	D	1,642

Net increase in cash and cash equivalents	9,848	—		9,848	11,118	—		11,118
Cash and cash equivalents, beginning of year	87,659	—		87,659	76,541	—		76,541

Cash and cash equivalents, end of year	$97,507	$—		$97,507	$87,659	$—		$87,659

A.
Adjustments for stock-based compensation expense pursuant to APB No. 25 and the associated payroll taxes, interest, penalties and income tax benefit.

B.
Adjustment to correct errors in the amortization of intangibles related to the purchase accounting related to our acquisition of a 39.62% interest in Lambda Physik in fiscal 2003.

C.
Adjustment for errors in the accounting for asset retirement obligations

D.
Adjustment to correct the classification of unrealized foreign exchange gains and losses related to an intercompany note.

E.
Adjustment to correct for errors in income taxes, including the income tax effects of adjustments described in A, C and D above.

F.
Reclassification of amortization of bond issue costs from investing to operating cash flows to conform to current year presentation.

G.
Reclassification of fiscal 2005 and 2004 stock compensation expense from other non-cash expense to stock based compensation.

        The restatement also impacted Notes 2, 6, 8, 9, 14, 16, 17, and 18 of Notes to Consolidated Financial Statements.

4. DISCONTINUED OPERATIONS

        On April 30, 2001, we completed the sale of our former Medical segment assets to Lumenis, Ltd. (formerly ESC Medical Systems Ltd.) for $100.0 million in cash, $12.9 million in notes receivable and 5,432,099 shares of Lumenis common stock. We estimated the total value of this consideration to be $236.0 million as of the closing of the sale. In fiscal 2002, we reached a purchase price settlement with Lumenis resulting in a gain of $1.9 million (net of income taxes of $1.2 million).

        The Lumenis common stock received was unregistered and its trading was subject to restrictions under Rule 144 of the Securities Act of 1933 and other contractual restrictions as defined in the definitive agreement. In the third quarter of fiscal 2002, the market value of our investment in Lumenis had declined from our initial valuation of $124.4 million to $20.2 million. In accordance with SFAS 115, we concluded that this decline was other-than-temporary and recognized an impairment loss to reduce the carrying value of our investment in Lumenis to $20.2 million. In the first quarter of fiscal 2003, the market value of our investment in Lumenis had further declined to $9.9 million. This decline was also deemed to be other-than-temporary and an additional impairment loss of $10.2 million was recognized. We recorded no net tax benefit related to the $10.2 million impairment loss as we recorded a $4.1 million valuation allowance against this capital loss deferred tax asset. Unrealized gains and losses subsequent to the first quarter of fiscal 2003 from the new cost basis were recorded in OCI. In fiscal 2003, we sold 5,217,099 shares of Lumenis common stock for approximately $11.0 million while recognizing a gain of $1.5 million. In fiscal 2004, we sold our remaining shares of Lumenis common stock for approximately $0.5 million while recognizing a gain of $0.1 million. There has been no further activity for fiscal 2006 or 2005.

        In fiscal 2004, we recorded a gain of $0.2 million relating to the collection of a previously anticipated uncollectible account receivable.

        The results of the operations of the Medical segment have been classified as discontinued in the accompanying consolidated financial statements. Income from discontinued operations consisted of the following (in thousands):

	Fiscal
	2006	2005	2004
Gain on disposal	$—	$—	$363
Provision for income taxes	—	—	145

Income from discontinued operations, net	$—	$—	$218

5. RESTRUCTURING AND OTHER CHARGES (RECOVERIES)

        During fiscal 2006, 2005 and 2004, we recorded restructuring and other charges (recoveries) of $0.1 million, ($0.1) million and ($3.1) million, respectively, as follows (in thousands):

	Fiscal
	2006	2005	2004
Termination of activities of the Coherent Telecom-Actives Group	$97	$(61)	$174
Other	—	—	(26)
Recovery of Picometrix note receivable	—	—	(3,241)

Total	$97	$(61)	$(3,093)

Coherent Telecom-Actives Group

        Based on market information and insights regarding the status of our development projects of our Coherent Telecom-Actives Group ("CTAG") obtained in the first quarter of fiscal 2003, we determined that our return on investment for at least the next several years would have been unsatisfactory and, therefore, additional investments were no longer justified. As a result, we decided to terminate the activities of CTAG and recorded a charge in fiscal 2003 related to the termination. Fiscal 2006, 2005 and 2004 charges (recoveries) are a result of revisions to the estimated contractual obligation for lease and other facility costs, net of estimated sublease income, related to the building formerly occupied by CTAG.

Picometrix Note Receivable

        In August 2002, we entered into a loan agreement with Picometrix, Inc. ("Picometrix") of Ann Arbor, Michigan. Picometrix develops and manufactures ultra high-speed photoreceivers and instrumentation for the telecommunication, data communication and test and measurement markets. Under the loan agreement, we provided Picometrix with $6.0 million of debt financing in exchange for (1) a nine-month option to purchase 100% of the equity of Picometrix for $6.0 million plus a two-year earn-out of up to $25.0 million and (2) the repayment of the $6.0 million of loan principal at maturity and interest at the greater of prime minus 0.5% or 3.0% payable monthly over its term. We originally recorded the purchase option at its fair value of $1.4 million and the note at its fair value of $4.6 million and were amortizing the discount to interest income over the estimated 18-month term of the note. The maturity date of the note varied depending on whether we exercised the option to acquire Picometrix. On November 22, 2002, we terminated our option to purchase Picometrix and recorded a $1.4 million charge to write-off the value assigned to the purchase option. The termination of our purchase option also resulted in the note becoming due in full on May 26, 2003. In the first quarter of fiscal 2003, we evaluated the collectibility of our note receivable from Picometrix, including their ability to make the required interest and principal payments and determined that the estimated net realizable value of the note at December 28, 2002 was $0.9 million. Accordingly, we recorded an impairment charge of $3.7 million during the first quarter of fiscal 2003. In September 2004, we sold our note receivable for $4.0 million resulting in a recovery of approximately $3.2 million of the previous impairment charge recognized.

Accrued Restructuring Charges

        At fiscal 2006 and 2005 year-ends, we had $1.6 million and $2.5 million, respectively, accrued as a current liability on our consolidated balance sheet for restructuring charges. The following table sets forth an analysis of the components of the restructuring charges, payments made against the accrual and other provisions (reversals) for fiscal 2006 and 2005 (in thousands):

Facilities Related Charges
Balance, October 2, 2004	$3,952
Provision	79
Deductions for rent payments	(1,534)

Balance, October 1, 2005	2,497
Provision	1,100
Deductions for rent payments	(1,981)

Balance, September 30, 2006	$1,616

        In the first quarter of fiscal 2006, we exited our Fort Lauderdale, Florida facility and as a result, we recorded a facility closure charge of $0.6 million in operating expenses. The facility closure charge included the estimated contractual obligations for lease and other facility costs, net of estimated sublease income. In the remainder of fiscal 2006, we recorded additional provisions of $0.3 million for remaining lease liability operating expenses. In fiscal 2006, we recorded $0.2 million additional provision for estimated costs to exit the CTAG facility.

        The remaining restructuring accrual balance for facilities related charges (net of estimated sublease income) is expected to result in cash expenditures of approximately $1.4 million in fiscal 2007, $0.1 million in fiscal 2008 and $0.1 million in fiscal 2009.

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

6. BUSINESS COMBINATIONS

Excel Technology, Inc.

        On February 21, 2006, we entered into a definitive agreement to acquire Excel Technology, Inc. ("Excel"), a manufacturer of photonics-based solutions, consisting of laser systems and electro-optical components, primarily for industrial, commercial, and scientific applications. The acquisition was to be an all-cash transaction at a price of $30.00 per share of Excel Technology, Inc. common stock, for a total approximate offer value of $376 million before fees and transaction costs. The completion of the acquisition was subject to customary closing conditions, including regulatory approvals. On October 25, 2006 we received a prohibition order from the German Federal Cartel Office (FCO) regarding our proposed acquisition. The acquisition had previously been approved by antitrust authorities in the United States. None of the multiple remedy proposals offered by Coherent to the FCO addressing the overlap in the low-power carbon-dioxide laser market were satisfactory to the FCO. On November 1,

2006, we received notice from Excel that it was terminating the merger agreement. As a result, our fiscal 2006 results include a charge of $5.9 million for previously capitalized costs related to the terminated Excel acquisition.

Iolon, Inc.

        On November 10, 2005, we acquired the assets of privately held Iolon, Inc. (Iolon) of San Jose, California for approximately $4.9 million in cash, net of acquisition costs of $0.1 million. Iolon designs and manufactures optical components including widely tunable lasers and filters. We intend to utilize the acquired technology in our core portfolio. We have accounted for the acquisition of Iolon's assets as a business combination and the operating results of Iolon have been included in our consolidated financial statements from the date of acquisition. Our allocation is as follows (in thousands):

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

        At the date of acquisition, we immediately charged $0.7 million to expense, representing purchased IPR&D related to a development project that had not yet reached technological feasibility and had, in management's opinion, no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the net cash flows from such project, and discounting the net cash flows back to its present value. Separate projected cash flows were prepared for both the existing, as well as the in-process projects. The key assumptions used in the valuation include, among others, the expected completion date of the in-process project identified as of the acquisition date, the estimated costs to complete the project, revenue contribution and expense projection assuming the resulting products have entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations was obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability level of such technology, and the uncertainty of technological advances that could potentially impact the estimates. Projected net cash flows were based on estimates of revenue and operating profit (loss) of the project. The project became commercially viable in the second quarter of fiscal 2006.

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

        The aggregate purchase price has been allocated to the net assets acquired and IPR&D purchased as follows (in thousands):

Tangible assets	$21,162
In-process research and development	1,577
Goodwill	11,295
Intangible assets:
Existing technology	8,368
Backlog	2,062
Customer lists	1,819
Non-compete agreements	849
Trade name	364
Deferred tax liabilities	(5,865)
Liabilities assumed	(7,953)

Total	$33,678

        The goodwill recognized from this acquisition resulted primarily from anticipated increases in market share and synergies of combining this entity. None of the goodwill from this purchase is deductible for tax purposes. The identifiable intangible assets are being amortized over their respective estimated useful lives of one to nine years.

        At the date of acquisition, we immediately charged $1.6 million to expense, representing purchased IPR&D related to three development projects that had not yet reached technological feasibility and had, in management's opinion, no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technologies into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows back to their present value. Separate projected cash flows were prepared for both the existing as well as the in-process projects. The key assumptions used in the valuation include, among others, the expected completion date of the in-process projects identified as of the acquisition date, the estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting products have entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations was obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technologies, and the uncertainty of technological advances that could potentially impact the estimates. Projected net cash flows for each project were based on estimates of revenues and operating profit (loss) related to such projects. These projects are expected to be commercially viable in fiscal 2008 with approximately $0.3 million of estimated expenditures to complete.

        Unaudited pro forma results of operations had the acquisition taken place at the beginning of fiscal 2005 would have resulted in net sales of $536.4 million, net income of $36.4 million, and net income per basic and diluted share of $1.18 and $1.17, respectively, for fiscal 2005. Unaudited pro forma results of operations had the acquisition taken place at the beginning of fiscal 2004 would have resulted in net sales of $524.3 million, net income of $15.6 million, and net income per basic and diluted share of $0.52 and $0.51, respectively, for fiscal 2004.

        These unaudited pro forma results are not necessarily indicative of the results that actually would have been obtained had the acquisition been in effect for the periods described or that may be obtained in the future.

Lambda Physik

        On June 3, 2003, we initiated a tender offer to purchase the 5,250,000 (39.62%) outstanding shares of our Lambda Physik subsidiary that were owned by other shareholders (the minority interest) for approximately $10.50 per share. During fiscal 2003, we purchased 4,489,823 outstanding shares of Lambda Physik for approximately $47.7 million, resulting in a total ownership percentage of 94.26% (inclusive of shares previously owned) at fiscal 2003 year-end. During fiscal 2004, we purchased an additional 98,677 of outstanding shares of Lambda Physik for approximately $1.3 million, resulting in a total ownership percentage of 95.01% (inclusive of shares previously owned) at fiscal 2004 year-end. During fiscal 2005, we acquired the remaining 661,500 ("remaining interest") outstanding shares for approximately $11.8 million, resulting in our full ownership of Lambda Physik. We accounted for this transaction as a step acquisition using the purchase method. In the fourth quarter of fiscal 2006, we accrued an additional $2.5 million in purchase price and related legal and other fees associated with the acquisition of the remaining interest.

        The difference between the purchase price of the minority interest of $63.7 million (including acquisition costs of $3.0 million) and the carrying value of the minority interest of $56.3 million was recorded as an adjustment of the carrying value of the assets of Lambda Physik (the "step acquisition adjustment"), $49.7 million of which was recorded in fiscal 2003. The fiscal 2005 and fiscal 2004 step acquisition adjustments were recorded based on the proportion of the minority interest acquired and was accounted for as follows (in thousands):

	Fiscal
	2005	2004
Reduction in carrying value of minority interest acquired	$6,267	$1,077
Tangible assets	133	90
Adjustment to existing goodwill of Lambda Physik	—	(174)
Goodwill	4,970	691
Deferred tax liabilities	(808)	—
Intangible assets:
Existing technology	1,085	122
Trade name	367	59
Backlog	161	14
Customer base	—	5
Patents	—	2
Other	13	—

Total	$12,188	$1,886

        At fiscal 2006 year-end, we had $2.5 million remaining in an escrow account that will be applied towards remaining close out costs for the acquisition and are included in non-current restricted cash on our consolidated balance sheet. At fiscal 2005 year-end, we had $1.2 million remaining in an escrow account that will be applied towards remaining close out costs for the acquisition and are included in non-current restricted cash, cash equivalents and short-term investments on our consolidated balance sheet.

Picometrix

        During the second quarter of fiscal 2004, we evaluated our loan agreement with Picometrix and determined that Picometrix was a variable interest entity as defined by FIN 46(R) (see Note 5). Furthermore, we concluded that we were the primary beneficiary as defined by FIN 46(R) and were required to consolidate Picometrix at April 3, 2004. The assets and liabilities of Picometrix were measured at their respective fair values as of April 3, 2004, resulting in the consolidation of $3.5 million of assets, $2.3 million of liabilities and $0.6 million of intangible assets (consisting of existing technology to be amortized over approximately 8 years), partially offset by minority interest of $1.1 million. We were also required to include the results of operations of Picometrix in our consolidated financial statements subsequent to April 3, 2004. As a result, we included net sales of approximately $3.9 million and income from continuing operations of $0.5 million in fiscal 2004. The $0.5 million of income from continuing operations was allocated to the minority interest and accordingly, the consolidation of Picometrix had no impact on our net income in fiscal 2004. Upon the sale of our note receivable from Picometrix in September 2004, we concluded that we were no longer considered the primary beneficiary. Accordingly, consolidation of the assets and liabilities of Picometrix was not required under FIN 46(R) at fiscal 2004 year-end.

7. SHORT-TERM INVESTMENTS

        We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Marketable short-term investments in debt and equity securities are classified and accounted for as available-for-sale securities and are valued based on quoted market prices. Investments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of OCI in stockholders' equity until realized. Interest and amortization of premiums and discounts for debt securities are included in interest income. Gains and losses on securities sold are determined based on the specific identification method and are included in other income (expense).

        Cash, cash equivalents and short-term investments consist of the following (in thousands):

	Fiscal 2006 Year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$448,940	$—	$—	$448,940

Less: restricted cash and cash equivalents, non-current				(3,709)

				$445,231

Short-term investments:
Available-for-sale securities:
U.S. government and agency obligations	$18,125	$131	$(87)	$18,169
State and municipal obligations	16,130	237	(30)	16,337
Corporate notes and obligations	14,235	59	(33)	14,261

Total short-term investments	$48,490	$427	$(150)	$48,767

	Fiscal 2005 Year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$114,194	$—	$—	$114,194

Less: restricted cash and cash equivalents, including non-current				(16,687)

				$97,507

Short-term investments:
Available-for-sale securities:
Commercial paper	$992	$8	$—	$1,000
Certificates of deposit	1,000	8	—	1,008
U.S. government and agency obligations	53,646	365	(236)	53,775
State and municipal obligations	30,981	370	(23)	31,328
Corporate notes and obligations	46,128	293	(125)	46,296

Total short-term investments	$132,747	$1,044	$(384)	$133,407

        At fiscal 2006 year-end, $2.5 million of cash and cash equivalents were restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik (see Note 6) and $1.2 million were restricted pursuant to an outstanding long-term debt arrangement at a subsidiary. At fiscal 2005 year-end, $1.2 million of cash and cash equivalents were restricted for the remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik (see Note 6), $15.2 million were restricted pursuant to our Star notes agreement (see Note 11), and $0.3 million were restricted for other purposes.

        The amortized cost and estimated fair value of available-for-sale investments in debt securities at fiscal 2006 and 2005 year-ends, classified as short-term investments (including restricted amounts) on our consolidated balance sheet were as follows (in thousands):

	Fiscal Year-end
	2006		2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$43,931	$44,192	$90,865	$91,509
Due in 1 to 5 years	4,225	4,240	36,395	36,404
Due in 5 to 10 years	—	—	—	—
Due beyond 10 years	334	335	5,487	5,494

Total investments in available-for-sale debt securities	$48,490	$48,767	$132,747	$133,407

        During fiscal 2006, we received proceeds totaling $133.0 million from the sale of available-for-sale securities and realized gross losses of $0.3 million. During fiscal 2005, we received proceeds totaling $16.7 million from the sale of available-for-sale securities and realized gross losses of $0.1 million.

        The following table shows the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by the investment category and length of time that the individual securities have been in a continuous unrealized loss position at fiscal 2006 year-end:

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations and agency obligations	$1,436	$(14)	$16,723	$(73)	$18,159	$(87)
State and municipal obligations	12,856	(26)	1,931	(4)	14,787	(30)
Corporate notes and obligations	10,135	(33)	—	—	10,135	(33)

Total	$24,427	$(73)	$18,654	$(77)	$43,081	$(150)

        U.S. Treasury and agency obligations:    The unrealized losses on our investments in U.S. Treasury and agency obligations were caused by interest rate increases. Because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at fiscal 2006 year-end.

        State and municipal obligations:    The unrealized losses on our investment in State and municipal securities were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at fiscal 2006 year-end.

        Corporate notes and obligations:    The unrealized losses on investments in 13 corporate bonds and Asset Backed securities relate to a $10 million investment. The credit ratings of the investments in the bonds and securities ranges from AAA to A1(S&P and Moody's) and therefore the decline in the market value is attributable to change in interest rates and not credit quality and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investments to be other-than-temporarily impaired at fiscal 2006 year-end.

8. GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for fiscal 2006 and 2005 are as follows (in thousands):

Balance as of October 2, 2004	$53,104
Acquisition related	16,050
Translation adjustments and other	(1,057)

Balance as of October 1, 2005	68,097
Acquisition related	1,813
Translation adjustments and other	1,961

Balance as of September 30, 2006	$71,871

        The components of our amortizable intangible assets are as follows (in thousands):

	Fiscal 2006 Year-end			Fiscal 2005 Year-end
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$50,487	$(20,602)	$29,885	$47,932	$(14,946)	$32,986
Patents	9,106	(5,391)	3,715	8,669	(4,365)	4,304
Licenses	—	—	—	4,261	(4,261)	—
Drawings	1,243	(1,243)	—	1,181	(1,043)	138
Order backlog	4,344	(4,344)	—	4,133	(2,766)	1,367
Customer lists	4,213	(1,805)	2,408	3,929	(1,309)	2,620
Trade name	3,365	(1,217)	2,148	3,210	(817)	2,393
Non-compete agreement	2,084	(1,377)	707	1,840	(835)	1,005

Total	$74,842	$(35,979)	$38,863	$75,155	$(30,342)	$44,813

        The weighted average remaining amortization period for existing technology, patents, trade name, customer lists and non-compete agreements are approximately 6 years, 5 years, 6 years, 6 years and 2 years, respectively. Amortization expense for intangible assets during fiscal years 2006, 2005 and 2004 was $9.2 million, $7.6 million and $7.3 million, respectively. Estimated amortization expense for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2007	$7,728
2008	7,281
2009	6,728
2010	5,400
2011	4,376
Thereafter	7,350

Total	$38,863

9. BALANCE SHEET DETAILS

        Prepaid expenses and other assets consist of the following (in thousands):

	Fiscal Year-end
	2006	2005
Prepaid and refundable income taxes	$5,060	$3,081
Prepaid debt issuance costs	1,134	36
Prepaid expenses and other	15,062	14,054

Total prepaid expenses and other assets	$21,256	$17,171

        Other assets consist of the following (in thousands):

	Fiscal Year-end
	2006	2005
Assets related to deferred compensation arrangements (see Note 14)	$23,069	$20,827
Deferred tax assets	32,717	17,634
Prepaid debt issuance costs	3,875	—
Other assets	2,433	1,789

Total other assets	$62,094	$40,250

        Other current liabilities consist of the following (in thousands):

	Fiscal Year-end
	2006	2005
Accrued payroll and benefits	$30,661	$25,871
Accrued expenses and other	25,041	17,940
Reserve for warranty	11,462	10,424
Customer deposits	2,740	3,043
Accrued restructuring charges (Note 5)	1,616	2,497
Deferred income	7,832	4,985

Total other current liabilities	$79,352	$64,760

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

        Components of the reserve for warranty costs during fiscal 2006, 2005 and 2004 were as follows (in thousands):

	Fiscal
	2006	2005	2004
Beginning balance	$10,424	$10,638	$10,242
Additions related to current period sales	19,540	14,979	20,298
Warranty costs incurred in the current period	(18,636)	(16,412)	(19,773)
Accruals resulting from acquisitions	—	1,224	—
Adjustments to accruals related to prior period sales	134	(5)	(129)

Ending balance	$11,462	$10,424	$10,638

        Other long-term liabilities consist of the following (in thousands):

	Fiscal Year-end
	2006	2005
Deferred compensation (see Note 14)	$28,017	$25,120
Deferred tax liabilities	684	13,938
Deferred income	4,390	3,554
Asset retirement liability (see Note 2)	1,765	1,674
Other long-term liabilities	2,563	4,448

Total other long-term liabilities	$37,419	$48,734

10. SHORT-TERM BORROWINGS

        We have several foreign lines of credit that allow us to borrow in the applicable local currency. At September 30, 2006, these lines of credit totaled $21.8 million, of which $21.7 million was unused and available. Our foreign lines of credit are concentrated in Europe and Japan and are principally unsecured. All of our lines of credit generally provide borrowings at the bank reference rate or better, which varies depending on the country where the funds are borrowed.

11. LONG-TERM OBLIGATIONS AND CONVERTIBLE SUBORDINATED NOTES

        The components of long-term obligations are as follows (in thousands):

	Fiscal Year-end
	2006	2005
Notes payable	$1,251	$12,736
Capital leases	33	—

	1,284	12,736
Current portion	(8)	(12,736)

Long-term obligations	$1,276	$—

Notes payable

        At fiscal 2006 year-end, notes payable consist of $1.3 million of unsecured notes (at 4.0%) payable February 10, 2010 at a subsidiary. At fiscal 2005 year-end, our current portion of long-term obligations primarily consisted of our notes payable to finance our acquisition of Star Medical (Star notes). The notes were repaid in full during the quarter ended July 1, 2006.

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

        The indenture under which the notes were issued provides that an event of default will occur if (i) we fail to pay the principal or fundamental change purchase price of any note when they become due and payable under the terms of the agreement, (ii) we fail to pay interest on the notes and fail to cure such non-payment within 30 days, (iii) we fail to deliver when due all cash and shares of common stock deliverable upon conversion and such failure continues for 15 days, (iv) we fail to perform or observe any other term, covenant or agreement required of us in the indenture and the failure is not cured or waived within 60 days after we receive notice of such failure, or (v) we fail to pay the principal by the end of any applicable grace period or the acceleration of other indebtedness of the Company for borrowed money where the aggregate principal amount with respect to which the default or acceleration exceeds $25 million and the acceleration has not been rescinded or annulled or the indebtedness repaid within a period of 30 days after receipt of notice of default, or the default is not cured, waived, rescinded or annulled. If any of these events of default occurs, either the trustee or the holders of at least 25% of the outstanding notes may declare the principal amount of the notes to be due and payable. In addition, an event of bankruptcy, insolvency or reorganization involving either the Company or any of our significant subsidiaries will constitute an event of default under the indenture and, in that case, the principal amount of the notes will automatically become due and payable. As of September 30, 2006, none of these events had occurred.

        In the event of a fundamental change, holders may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, to the fundamental change purchase date.

        The fair value of the convertible debt at fiscal 2006 year-end is estimated at $225.0 million, based on quoted market prices for the convertible notes. The carrying value of the convertible subordinated notes is $199.7 million at fiscal 2006 year-end.

        On December 15, 2006, we received a letter from U.S. Bank National Association ("the trustee") for the holders of the outstanding principal amount of 2.75% convertible subordinated notes due 2011 stating that we have violated certain provisions in the indenture dated March 13, 2006 (the "Indenture") as a result of our failure to file our annual report for fiscal 2006 with the SEC. The Indentures provide that such a default could be cured by making that filing with the SEC within 60 days after the receipt by us of the notice of default. The indentures also provide that such a default, if not cured by that date, would give certain holders and the trustee the right to accelerate the maturity of the notes. We did not cure the default within 60 days after the receipt by us of the notice of default. On August 17, 2007, as amended by an addendum delivered on August 20, 2007, we received a letter from the trustee under that Indenture declaring the principal amount and accrued and unpaid interest, plus additional interest under the Notes, to be immediately due and payable pursuant to the Indenture due to our failure to file reports required to be filed and delivered to the trustee under the Indenture and Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended. The aggregate amount due and payable under the Notes including interest was $203.0 million, which we paid on August 21, 2007. In connection therewith, we also recorded a charge of $2.6 million to write off capitalized deferred issuance costs.

12. COMMITMENTS AND CONTINGENCIES

Commitments

        We lease several of our facilities under operating leases. In addition, we lease the land for our Auburn, California manufacturing facilities under long-term fixed leases.

        Future minimum payments under our non-cancelable leases and future minimum lease receivables under subleases at September 30, 2006 are as follows (in thousands):

Fiscal	Operating Leases	Lease Receivables
2007	$6,521	$581
2008	4,890	316
2009	3,307	97
2010	1,815	—
2011	1,092	—
Thereafter	4,417	—

Total	$22,042	$994

        Rent expense, exclusive of sublease income, was $9.4 million, $8.0 million and $8.3 million in fiscal 2006, 2005 and 2004, respectively. Sublease income was $1.4 million, $1.3 million and $1.3 million for fiscal years 2006, 2005 and 2004, respectively.

        In September 1988, we entered into several patent license agreements with Patlex Corporation ("Patlex") for certain laser-related patents owned by Dr. Gordon Gould that had been assigned to Patlex. Under the terms of the agreements, we were required to pay royalties to Patlex ranging from 3.5% to 5.0% for specified categories of domestic sales and 2.0% of specified categories for foreign sales, subject to certain exceptions and limitations. Royalty expense under these agreements was $0.2 million and $1.1 million in fiscal 2005 and 2004, respectively. The patents expired on various dates through May 2005.

        As of September 30, 2006, we had total purchase commitments for inventory of approximately $15.7 million and purchase obligations for fixed assets and services of $5.9 million compared to $14.0 million of purchase commitments for inventory and $5.3 million of purchase obligations for fixed assets and services at fiscal 2005 year-end.

Contingencies

        We are subject to legal claims and litigation arising in the ordinary course of business, such as employment or intellectual property claims, including, but not limited to, the matters described below. The outcome of any such matters is currently not determinable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position or results of operations, an adverse result in one or more matters could negatively affect our results in the period in which they occur.

        Derivative Lawsuits—Between February 15, 2007 and March 2, 2007, three purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of Coherent's current and former officers and directors. Coherent is named as a nominal defendant. The complaints generally allege that the defendants breached their fiduciary duties and violated the securities laws in connection with the granting of stock options, the accounting treatment for such grants, and the issuance of allegedly misleading public statements and stock sales by certain of the individual defendants. On May 29, 2007, these lawsuits were consolidated under the caption In re Coherent, Inc. Shareholder Derivative Litigation, Lead Case No. C-07-0955-JF (N.D. Cal.). On June 25, 2007, plaintiffs filed an amended consolidated complaint. The consolidated complaint asserts causes of action for alleged violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty and/or aiding and abetting breaches of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, insider selling and misappropriation of information. The consolidated complaint seeks, among other relief, disgorgement and damages in an unspecified amount, an accounting, rescission of allegedly improper stock option grants, punitive damages and attorneys' fees and costs.

        The Company's Board of Directors has appointed a Special Litigation Committee ("SLC") comprised of independent director Sandeep Vij to investigate and evaluate the claims asserted in the derivative litigation and to determine what action(s) should be taken with respect to the derivative litigation. The SLC's investigation is ongoing.

        Securities and Exchange Commission Inquiry—In 2006, the Company was advised that the San Francisco District Office of the Securities and Exchange Commission was conducting an informal inquiry relating to the Company's past granting of stock options. The Company is cooperating fully with the inquiry.

13. STOCKHOLDERS' EQUITY

        Each outstanding share of our common stock carries a stock purchase right ("right") issued pursuant to a dividend distribution declared by our Board of Directors and distributed to stockholders of record on November 17, 1989. When exercisable, each right entitles the stockholder to buy one share of our common stock at an exercise price of $80. The rights will become exercisable following the tenth day after a person or group announces an acquisition of 20% or more of our common stock or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 30% or more of the common stock. We will be entitled to redeem the rights at $.01 per right at any time on or before the 10th day following the acquisition by a person or group of 20% or more of our common stock.

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

        In September 2005, our Board of Directors authorized a share repurchase program of up to 1.5 million shares of our common stock. Under the terms of the repurchase program, purchases may be made from time to time in both the open market and in private transactions, as conditions warrant. During fiscal 2006, we purchased and cancelled a total of 721,942 shares of our common stock for approximately $22.3 million. The program was suspended during the first quarter of fiscal 2007 due to our internal stock option investigation and was terminated effective September 30, 2007.

14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS

Deferred Compensation Plans

        Under our deferred compensation plans ("plans"), qualified employees are permitted to make compensation deferrals up to established limits set under the plans. Asset investments in Company-owned life insurance contracts held under the plans are recorded at the cash surrender value of the insurance contracts. Asset investments in mutual funds and cash are recorded at their respective fair values. Life insurance premiums loads, policy fees and cost of insurance that are paid from the asset investments and gains and losses from the asset investments for these plans are recorded as components of other income or expense. Increases in the obligation to plan participants are recorded as operating expenses. At fiscal 2006 year-end, the cash surrender value of Company-owned life insurance contracts was $15.6 million and the fair values of mutual funds and cash balances were $9.3 million and $0.1 million, respectively. At fiscal 2006 year-end, $23.1 million was recorded as non-current other assets (see Note 9) and $1.9 million was recorded as current assets. At fiscal 2005 year-end, the cash surrender value of Company-owned life insurance contracts was $14.6 million and the fair values of mutual funds and cash balances were $7.3 million and $0.1 million, respectively. At fiscal 2005 year-end, $20.8 million was recorded as non-current other assets (see Note 9) and $1.2 million was recorded as current assets. Liabilities associated with participant balances under our deferred compensation plans are affected by individual contributions and distributions made, as well as gains and losses on the participant's investment allocation election. We do not contribute to participant balances.

Coherent Employee Retirement and Investment Plan

        Under the Coherent Employee Retirement and Investment Plan, we match employee contributions to the plan up to a maximum of 6% of the employee's individual earnings. Employees become eligible for participation on their first day of employment and for Company matching contributions after completing one year of service. Our contributions (net of forfeitures) during fiscal 2006, 2005, and 2004 were $4.1 million, $3.8 million and $3.7 million, respectively.

Employee Stock Purchase Plan

        We have an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. During fiscal 2006, 2005 and 2004, a total of 188,053, 214,494 and 200,282 shares, respectively, were purchased by and distributed to employees at an average price of $24.75, $20.72 and $19.63 per share, respectively. At fiscal 2006 year-end, we had 311,727 shares of our common stock reserved for future issuance under the plan.

        At fiscal 2006 year-end, $2.2 million had been contributed by employees to purchase shares of stock during the first fiscal quarter of 2007. Those funds were used to purchase 87,191 shares at $28.93 per share. Subsequent to that purchase, the stock purchase plan was put on hold and employee contributions made to date were returned while the Special Committee conducted a voluntary review of our historical stock option practices. See Note 3, "Restatement of Consolidated Financial Statements."

Stock Option Plans

        We have two Stock Option Plans and a non-employee Directors' Stock Option Plan. The Directors' Stock Option Plan is designed to work automatically without administration, however to the extent administration is necessary, it will be performed by the Board of Directors. Under these plans, Coherent may grant options to purchase up to an aggregate of 11,800,000 and 681,000 shares of common stock, respectively, of which 3,724,155 and 150,000, respectively remain available for grant at fiscal 2006 year-end. Employee options are generally exercisable between two and four years from the grant date at a price equal to the fair market value of the common stock on the date of the grant and generally vest 25% to 50% annually. The Company settles stock option exercises with newly issued shares of common stock. Grants under employee plans expire six years from the original grant date. Director options are automatically granted to our non-employee directors. Such directors initially receive a stock option for 24,000 shares exercisable over a three-year period and an award of restricted stock units of 2,000 shares. Additionally, the non-employee directors receive an annual grant of 6,000 shares exercisable as to 50% of the shares on the day prior to each of the next two annual stockholder meetings. Grants under director plans expire ten years from the original grant date. In addition, each non-employee director receives an annual grant of 2,000 shares of restricted stock units that vest on the day prior to the annual stockholder meeting held in the third calendar year following the date of grant.

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

        Expected Volatility—Our computation of expected volatility for fiscal 2006 is based on a combination of historical volatility and market-based implied volatility.

        Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

        Expected Dividend—The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

        The fair values of the Company's stock options granted to employees and shares purchased under the stock purchase plan for fiscal 2006, 2005 and 2004 were estimated using the following weighted-average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	Fiscal			Fiscal
	2006	2005	2004	2006	2005	2004
Expected life in years	4.9	3.0	4.4	0.5	0.5	0.5
Expected volatility	35.2%	41.4%	72.3%	33.1%	34.8%	43.5%
Risk-free interest rate	4.9%	3.7%	3.3%	4.3%	2.6%	1.4%
Expected dividends	none	none	none	none	none	none
Weighted average fair value	$12.91	$10.98	$15.63	$8.32	$6.97	$6.60

Stock Compensation Expense

        The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for fiscal 2006 (in thousands):

Fiscal 2006
Cost of sales	$1,261
Research and development	2,300
Selling, general and administrative	10,419
Income tax benefit	(5,408)

$8,572

        Total stock-based compensation cost capitalized as part of inventory during fiscal 2006 was $1.5 million, of which $1.1 million was amortized into income in fiscal 2006. As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

        At fiscal 2006 year-end, the total compensation cost related to unvested stock-based awards granted to employees under the Company's stock option plans but not yet recognized was approximately $14.1 million, net of estimated forfeitures of $1.0 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.5 years and will be adjusted for subsequent changes in estimated forfeitures.

        At fiscal 2006 year-end, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $0.1 million.

        Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee's exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During fiscal 2006, we recorded approximately $0.9 million of excess tax benefits as a financing cash inflow.

Stock Options & Awards Activity

        The following is a summary of option activity for our Stock Option Plans for the year ended September 30, 2006 (in thousands, except per share amounts and remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at October 1, 2005 (As Restated)	4,789	$31.72
Granted	511	33.28
Exercised	(722)	27.20
Forfeitures	(95)	30.08
Expirations	(660)	53.01

Outstanding at September 30, 2006	3,823	$29.15	3.3	$22,192

Vested and expected to vest at September 30, 2006	3,755	$29.11	3.3	$21,963

Exercisable at September 30, 2006	2,678	$28.32	2.5	$18,020

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 3.4 million options that were in-the-money at fiscal 2006 year-end. During fiscal 2006, 2005 and 2004, the aggregate intrinsic value of options exercised under the Company's stock option plans were $5.8 million, $4.8 million and $3.0 million, respectively, determined as of the date of option exercise.

        Under one of our Stock Option Plans, certain employees and non-employee directors are granted restricted stock awards and/or restricted stock units. Restricted stock awards and restricted stock units are independent of option grants and are subject to restrictions. All of the shares of restricted stock outstanding at fiscal 2006 year-end are subject to forfeiture if employment terminates prior to the release of restrictions. During this period, ownership of the shares cannot be transferred. The service-based restricted awards generally vest three years from the date of grant. The performance-based restricted stock grants are subject to annual vesting over three years depending upon the achievement of performance measurements tied to the Company's internal metrics for revenue growth and EBITDA percentage and is variable, so that the number of shares earned can range from 0% to 125% of the grant target for fiscal 2006 and 0% to 200% of the grant target for fiscal 2007 and fiscal 2008. Restricted stock (not including performance-based restricted stock) has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards and units, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. We had 299,044 shares of restricted stock outstanding at fiscal 2006 year-end and 96,150 shares outstanding at fiscal 2005 year-end. There were no shares of restricted stock outstanding at fiscal 2004 year-end. No restricted stock shares vested during fiscal 2006 or 2005.

        The following table summarizes our restricted stock award and restricted stock unit activity for fiscal 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at October 2, 2005	96	$33.47
Granted	209	32.86
Vested	—
Forfeited	(6)	32.88

Nonvested stock at September 30, 2006	299	$33.06

Pro-forma Disclosures

        The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during fiscal 2005 and 2004 (in thousands, except per share amounts):

	Fiscal 2005	Fiscal 2004
Net income, as reported	$38,414	$17,169
Add: stock based employee compensation expense included in reported net income under APB 25, net of related tax effects	973	881
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(12,886)	(15,401)

Pro forma net income	$26,501	$2,649

Net income per share:
Basic—as reported	$1.25	$0.57

Basic—pro forma	$0.86	$0.09

Diluted—as reported	$1.23	$0.56

Diluted—pro forma	$0.85	$0.09

        For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards, with forfeitures recognized as they occurred.

        Option activity for all plans is summarized as follows (in thousands, except per share amounts):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, September 27, 2003	4,953	$31.30
Options granted	1,038	26.31
Options exercised	(253)	15.26
Options canceled	(551)	33.88

Outstanding, October 2, 2004	5,187	30.81
Options granted	642	32.87
Options exercised	(484)	22.40
Options canceled	(556)	32.66

Outstanding, October 1, 2005	4,789	$31.72

        At fiscal 2006 year-end, 3,874,155 options were available for future grant under all plans. At fiscal 2006 year-end, all outstanding stock options have been issued under plans approved by our shareholders.

        The following table summarizes information about stock options outstanding at fiscal 2006 year-end:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
$18.25 - $19.59	132,914	$19.10	4.04	119,464	$19.09
$19.77 - $19.77	514,065	19.77	2.51	514,065	19.77
$19.85 - $26.12	405,699	25.52	3.97	263,812	25.38
$26.27 - $26.34	5,200	26.28	0.99	5,200	26.28
$26.41 - $26.41	389,000	26.41	4.16	227,330	26.41
$26.50 - $30.82	176,850	28.34	4.75	111,850	28.18
$30.92 - $30.92	619,365	30.92	1.57	619,365	30.92
$30.93 - $32.50	567,038	32.28	2.98	321,413	32.43
$32.89 - $34.66	600,500	33.45	4.54	304,980	33.41
$34.66 - $61.25	411,870	37.40	3.65	190,870	40.10

$18.25 - $61.25	3,822,501	$29.15	3.35	2,678,349	$28.32

        There were 2,653,972 and 2,359,982 options exercisable as of fiscal 2005 and 2004 year-ends with weighted average exercise prices of $36.37 and $36.98, respectively.

Notes Receivable from Stock Sales

        Notes receivable from stock sales result from the exercise of stock options for notes. The notes are full recourse promissory notes bearing interest at 4.8% per annum and are collateralized by the stock issued upon exercise of the stock options. Interest is payable annually and principal is due through 2007 and the notes were repaid in fiscal 2007.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Activity in accumulated other comprehensive income (loss) related to derivatives, net of tax, held by us is as follows (in thousands):

Balance, October 2, 2004	$(122)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	8

Balance, October 1, 2005	(114)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	(21)

Balance, September 30, 2006	$(135)

        Accumulated other comprehensive income (net of tax) at fiscal 2006 year-end is comprised of accumulated translation adjustments of $47.2 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.4 million. Accumulated other comprehensive income (net of tax) at fiscal 2005 year-end is comprised of accumulated translation adjustments of $32.5 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.4 million.

16. OTHER INCOME (EXPENSE)

        Other income (expense) is as follows (in thousands):

	Fiscal
	2006	2005	2004
Foreign exchange gain (loss)	$(1,564)	$46	$211
Sublease income, net of expenses	966	953	681
Gain on sale of interest in joint venture	—	1,065	—
Net gain on sale of assets	—	1	291
Equity in loss of joint ventures	—	(1,577)	(2,817)
Gain on investments, net	1,318	1,724	1,213
Other—net	104	221	1,856

Other income, net	$824	$2,433	$1,435

17. INCOME TAXES

        The provision for income taxes on income from continuing operations before minority interest consists of the following (in thousands):

	Fiscal
	2006	2005	2004
Currently payable:
Federal	$3,263	$2,823	$(3,922)
State	925	119	178
Foreign	12,195	5,574	10,531

	16,383	8,516	6,787

Deferred:
Federal	(18,270)	5,506	10,774
State	(833)	(9)	(708)
Foreign	3,507	(11,227)	(5,042)

	(15,596)	(5,730)	5,024

Provision for income taxes	$787	$2,786	$11,811

        The components of income from continuing operations before income taxes and minority interest consist of (in thousands):

	Fiscal
	2006	2005	2004
United States	$3,684	$33,651	$32,082
Foreign	42,497	7,369	(3,512)

Income from continuing operations before income taxes and minority interest	$46,181	$41,020	$28,570

        The reconciliation of the statutory federal income tax rate related to income from continuing operations before income taxes and minority interest to the effective rate is as follows:

	Fiscal
	2006	2005	2004
Federal statutory tax rate	35.0%	35.0%	35.0%
Valuation allowance	—	(24.0)	10.2
Foreign tax rates in excess (less than) of U.S. rates, net	(22.0)	(0.7)	1.7
Stock-based compensation	4.2	1.6	1.3
State income taxes, net of federal income tax benefit	2.3	4.3	3.4
Research and development credit	(17.4)	(9.9)	(8.7)
In-process research and development	—	1.4	—
Other	(0.4)	(0.9)	(1.6)

Provision for income taxes	1.7%	6.8%	41.3%

        The significant components of deferred tax assets and liabilities were (in thousands):

	Fiscal year-end
	2006	2005
Deferred tax assets:
Reserves and accruals not currently deductible	$24,774	$17,748
Operating loss carryforwards and tax credits	51,784	47,491
Capital loss carryforwards	21,265	21,180
Asset impairment	1,174	7,351
Intercompany profit	5,222	4,777
Deferred service revenue	2,130	1,348
Depreciation and amortization	6,843	6,903
Inventory capitalization	3,111	2,237
Stock-based compensation	6,181	3,882
Other	1,309	3,076

	123,793	115,993
Valuation allowance	(21,265)	(21,180)

	102,528	94,813
Deferred tax liabilities:
Gain on issuance of stock by subsidiary	23,204	22,059
Depreciation and amortization	14,531	26,113
Accumulated translation adjustment	1,166	1,405
Other	6,078	5,571

	44,979	55,148

Total deferred tax assets and liabilities	$57,549	$39,665

        In determining our fiscal 2006, 2005 and 2004 tax provisions under SFAS No. 109, "Accounting for Income Taxes," we calculated the deferred tax assets and liabilities for each separate tax entity. We then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. We determined that a valuation allowance was appropriate for a portion of the deferred tax assets of our Lambda Physik German subsidiary at fiscal 2004 year-end and our federal and state capital loss carryforwards at fiscal 2006, 2005 and 2004 year-ends.

        For our Lambda Physik subsidiary in Germany, we had operating losses during fiscal 2004 and 2003. We established valuation allowances in the amount of $3.8 million and $7.8 million during fiscal 2004 and fiscal 2003, respectively, for a total balance of $11.6 million at fiscal 2004 year-end. These allowances were established because we did not believe that it was more likely than not that we would earn sufficient future taxable income to utilize the deferred tax assets related to these losses. While Germany's tax rules allow losses to be carried forward indefinitely, we believed at that time that the valuation allowance was appropriate in light of Lambda Physik's losses over the prior two fiscal years and forecasted results.

        During fiscal 2005, we recorded a reduction of $11.6 million in the valuation allowance offsetting Lambda Physik's deferred tax assets as we determined that it was more likely than not that we would be able to realize these assets. In accordance with SFAS No. 109 "Accounting for Income Taxes," $1.4 million of the reversal was applied against intangible assets and $0.6 million was applied against goodwill recognized from the final acquisition step of Lambda Physik's outstanding shares (see Note 6). The remaining $9.6 million of the reversal was recorded as a tax benefit during fiscal 2005. At fiscal 2006 and 2005 year-ends, there was no valuation allowance on our Lambda Physik subsidiary's deferred tax assets.

        For U.S. tax purposes, we established a valuation allowance related to capital loss carryforwards generated from the disposal of our investment in Lumenis common stock. As of fiscal 2006 year-end, we maintained a valuation allowance of $12.6 million and $8.6 million for the federal and state tax benefits (net of federal effect), respectively, considered not realizable. The allowance was established based on our determination that it is more likely than not that the capital loss carryforwards will not be utilized to offset capital gains prior to their expiration in fiscal 2008.

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion of all of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities and projected future taxable income. We limit the deferred tax assets recognized related to certain highly-paid officers of the Company to amounts that it estimates will be deductible in future periods based upon the provisions of the IRC Section 162(m). Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences.

        The net deferred tax asset is classified on the consolidated balance sheets as follows (in thousands):

	Fiscal year-end
	2006	2005
Current deferred income tax assets	$29,201	$36,645
Current deferred income tax liabilities	(3,685)	(676)
Non-current deferred income tax assets	32,717	17,634
Non-current deferred income tax liabilities	(684)	(13,938)

Net deferred tax assets	$57,549	$39,665

        Foreign net operating loss carryforwards of $28.3 million generally have no expiration date. Federal capital loss carryforwards of $44.7 million will expire if not used by fiscal 2008. State capital loss carryforwards of $109.8 million and $4.8 million will expire if not used by fiscal 2008 and fiscal 2009, respectively.

        Federal R&D credit carryforwards of $3.0 million will expire in fiscal years 2024 to 2026. California R&D credit carryforwards of $8.2 million have no expiration date.

        Included in the net deferred tax asset balance is $1.1 million of deferred tax liabilities related to the accumulated translation adjustment. The associated tax expenses were appropriately recorded as a part of other comprehensive income.

        The IRS is conducting an audit of our 2003 and 2004 tax returns. The IRS has issued a number of Notices of Proposed Adjustments to these returns. Among other items, the IRS has challenged our research and development credits and our extraterritorial income ("ETI") exclusion. We have agreed to the various adjustments proposed by the IRS and we believe that we have adequate reserves for these exposures and any other items identified by the IRS as a result of the audit of these tax years. As part of its audit of our 2003 and 2004 years, the IRS has requested information related to our stock option investigation and we will comply with this request and address any issues that are raised in a timely manner.

        The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We believe we have adequate reserves for any adjustments proposed by the IRS related to these credits.

        The German tax authorities are conducting an audit of our subsidiary in Göttingen for the tax years 1999 through 2005. We believe that we have adequate reserves for any adjustments proposed by the German tax authorities. The German tax authorities have closed their audits of our facilities in Dieburg (tax years 2002 through 2005) and Lübeck (tax years 2002 through 2004) with minimal or no adjustments.

18. SEGMENT AND GEOGRAPHIC INFORMATION

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

        Our Chief Executive Officer has been identified as the chief operating decision maker ("CODM") for SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") purposes. Due to the level of integration of our former operating segments, the CODM reviews the operating results of the entire organization taken as whole to measure performance and to make decisions about how resources are to be allocated.

Geographic Information

        Our foreign operations consist primarily of manufacturing facilities in Europe and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for fiscal 2006, 2005 and 2004 is based on the location of the end customer. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of each year.

        Sales to unaffiliated customers are as follows (in thousands):

	Fiscal
SALES
	2006	2005	2004
United States	$185,430	$179,223	$192,877
Foreign countries:
Japan	143,584	122,329	115,874
Germany	96,447	64,709	47,130
Europe, other	79,679	78,286	79,378
Asia-Pacific, other	46,301	41,455	36,548
Rest of World	33,211	30,250	23,147

Total foreign countries sales	399,222	337,029	302,077

Total sales	$584,652	$516,252	$494,954

        Long-lived assets, which include all non-current assets other than goodwill, intangibles and deferred taxes, by geographic region, are as follows (in thousands):

	Fiscal Year-end
LONG-LIVED ASSETS
	2006	2005
United States	$129,637	$128,763
Foreign countries:
Germany	33,083	31,602
Europe, other	17,053	17,155
Asia-Pacific	1,885	2,073

Total foreign countries long-lived assets	52,021	50,830

Total long-lived assets	$181,658	$179,593

        For fiscal 2006, 2005 and 2004, no one customer accounted for 10% or more of total net sales.

19. SUBSEQUENT EVENTS

        In April 2007, we acquired Nuvonyx, Inc., a technology leader in high-power laser diode components, arrays, and industrial laser systems for materials processing and defense applications for approximately $14.0 million in cash, net of acquisition costs of $0.3 million. Nuvonyx produces the highest power arrays commercially available with powers in excess of 50 Kilowatts through its proprietary cooling and stacking technologies. The industrial laser systems are used for cladding and hardening of metals, joining materials, and other materials processing applications.

        In September 2007, we sold most of the net assets of our Coherent Imaging Optics Limited (CIOL) subsidiary to CVI Laser (CVI) for $6.5 million, resulting in an after-tax gain on the sale of $0.7 million. In September 2007, we sold our Condensa building in Santa Clara, California, which was the home of our former medical segment for approximately $24.8 million, resulting in an after-tax gain of approximately $3.6 million. In September 2007, we also sold our Auburn campus in Auburn, California, for approximately $9.8 million, resulting in an after-tax loss of approximately $12.6 million.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following tables present selected quarterly information for the four quarters in each of fiscal years 2006 and 2005. The quarterly information for the first three quarters of fiscal 2006 and the four quarters of fiscal 2005 is restated from previously reported information filed on our Form 10-Q's and Form 10-K, as a result of the restatement of our financial results discussed in Note 3 "Restatement of Consolidated Financial Statements" of the notes to the consolidated financial statements. In addition, the third quarter of fiscal 2006 was also restated for the correction of an error in our inventory capitalization in the amount of $454,000.

	As Previously Reported
	Fiscal 2006 (in thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter
Net sales	$130,994	$145,988	$149,524
Cost of sales	74,843	82,124	82,697

Gross profit	56,151	63,864	66,827

Operating expenses:
Research and development	14,618	19,263	18,714
In-process research and development	690	—	—
Selling, general and administrative	29,411	32,131	33,827
Restructuring and other charges (recoveries)	—	(90)	187
Amortization of intangible assets	2,306	2,335	2,205

Total operating expenses	47,025	53,639	54,933

Income from operations	9,126	10,225	11,894
Other income (expense):
Interest and dividend income	1,881	2,745	4,815
Interest expense	(231)	(590)	(1,808)
Other—net	(96)	88	569

Total other income, net	1,554	2,243	3,576

Income from continuing operations before income taxes and minority interest	10,680	12,468	15,470
Provision for income taxes	1,364	4,295	4,619

Net income	$9,316	$8,173	$10,851

Net income per basic share	$0.30	$0.27	$0.35

Net income per diluted share	$0.30	$0.26	$0.34

Shares used in computation:
Basic	31,124	30,754	30,898
Diluted	31,471	31,316	31,592

	Adjustments
	Fiscal 2006 (in thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter
Net sales	$—	$—	$—
Cost of sales	157	36	534

Gross profit	(157)	(36)	(534)

Operating expenses:
Research and development	130	(67)	130
In-process research and development	—	—	—
Selling, general and administrative	477	(11)	(502)
Restructuring and other charges (recoveries)	—	—	—
Amortization of intangible assets	138	139	139

Total operating expenses	745	61	(233)

Income from operations	(902)	(97)	(301)
Other income (expense):
Interest and dividend income	—	—	—
Interest expense	(37)	(36)	(39)
Other—net	(44)	(40)	(4)

Total other income, net	(81)	(76)	(43)

Income from continuing operations before income taxes and minority interest	(983)	(173)	(344)
Provision (benefit) for income taxes	(504)	2,003	(738)

Net income	$(479)	$(2,176)	$394

Net income per basic share	$(0.02)	$(0.08)	$0.01

Net income per diluted share	$(0.02)	$(0.07)	$0.02

Shares used in computation:
Basic	—	—	—
Diluted	(4)	(2)	4

	Fiscal 2006 (in thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(As Restated)	(As Restated)	(As Restated)
Net sales	$130,994	$145,988	$149,524	$158,146
Cost of sales	75,000	82,160	83,231	88,148

Gross profit	55,994	63,828	66,293	69,998

Operating expenses:
Research and development	14,748	19,196	18,844	20,263
In-process research and development	690	—	—	—
Selling, general and administrative	29,888	32,120	33,325	37,212
Restructuring and other charges (recoveries)	0	(90)	187	5,857
Amortization of intangible assets	2,444	2,474	2,344	1,945

Total operating expenses	47,770	53,700	54,700	65,277

Income from operations	8,224	10,128	11,593	4,721
Other income (expense):
Interest and dividend income	1,881	2,745	4,815	5,703
Interest expense	(268)	(626)	(1,847)	(1,712)
Other—net	(140)	48	565	351

Total other income, net	1,473	2,167	3,533	4,342

Income from continuing operations before income taxes and minority interest	9,697	12,295	15,126	9,063
Provision (benefit) for income taxes	860	6,298	3,881	(10,252)

Net income(1)	$8,837	$5,997	$11,245	$19,315

Net income per basic share	$0.28	$0.19	$0.36	$0.62

Net income per diluted share	$0.28	$0.19	$0.36	$0.61

Shares used in computation:
Basic	31,124	30,754	30,868	31,146
Diluted	31,458	31,314	31,596	31,888

	As Previously Reported
	Fiscal 2005 (in thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$126,022	$131,175	$125,269	$133,786
Cost of sales	74,486	72,688	68,589	82,820

Gross profit	51,536	58,487	56,680	50,966

Operating expenses:
Research and development	14,301	14,175	13,882	15,187
In-process research and development	—	—	1,577	—
Selling, general and administrative	28,371	28,765	28,855	29,836
Restructuring and other charges (recoveries)	300	(40)	(360)	39
Amortization of intangible assets	1,493	1,528	1,674	2,324

Total operating expenses	44,465	44,428	45,628	47,386

Income from operations	7,071	14,059	11,052	3,580
Other income (expense):
Interest and dividend income	967	1,081	1,341	1,696
Interest expense	(887)	(483)	(492)	23
Other—net	827	192	(125)	1,529

Total other income, net	907	790	724	3,248

Income from continuing operations before income taxes and minority interest	7,978	14,849	11,776	6,828
Provision (benefit) for income taxes	2,770	(4,728)	2,131	1,577

Income from continuing operations before minority interest	5,208	19,577	9,645	5,251
Minority interest in subsidiaries' losses	180	—	—	—

Net income	$5,388	$19,577	$9,645	$5,251

Net income per basic share	$0.18	$0.64	$0.31	$0.17

Net income per diluted share	$0.17	$0.63	$0.31	$0.17

Shares used in computation:
Basic	30,482	30,628	30,856	31,056
Diluted	30,867	31,112	31,454	31,586

	Adjustments
	Fiscal 2005 (in thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$—	$—	$—	$—
Cost of sales	76	93	(273)	80

Gross profit	(76)	(93)	273	(80)

Operating expenses:
Research and development	116	41	(349)	69
In-process research and development	—	—	—	—
Selling, general and administrative	385	198	(835)	136
Restructuring and other charges (recoveries)	—	—	—	—
Amortization of intangible assets	138	138	139	138

Total operating expenses	639	377	(1,045)	343

Income from operations	(715)	(470)	1,318	(423)
Other income (expense):
Interest and dividend income	—	—	—	—
Interest expense	(31)	(35)	(33)	(32)
Other—net	(132)	5	6	131

Total other income, net	(163)	(30)	(27)	99

Income from continuing operations before income taxes and minority interest	(878)	(500)	1,291	(324)
Provision for income taxes	(8)	(50)	1,601	(507)

Income from continuing operations before minority interest	(870)	(450)	(310)	183
Minority interest in subsidiaries' losses	—	—	—	—

Net income	$(870)	$(450)	$(310)	$183

Net income per basic share	$(0.03)	$(0.02)	$(0.01)	$(0.00)

Net income per diluted share	$(0.02)	$(0.01)	$(0.01)	$(0.00)

Shares used in computation:
Basic	—	—	—	—
Diluted	(47)	(35)	(22)	(15)

	As Restated
	Fiscal 2005 (in thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$126,022	$131,175	$125,269	$133,786
Cost of sales	74,562	72,781	68,316	82,900

Gross profit(2)	51,460	58,394	56,953	50,886

Operating expenses:
Research and development	14,417	14,216	13,533	15,256
In-process research and development	—	—	1,577	—
Selling, general and administrative	28,756	28,963	28,020	29,972
Restructuring and other charges (recoveries)	300	(40)	(360)	39
Amortization of intangible assets	1,631	1,666	1,813	2,462

Total operating expenses	45,104	44,805	44,583	47,729

Income from operations	6,356	13,589	12,370	3,157
Other income (expense):
Interest and dividend income	967	1,081	1,341	1,696
Interest expense	(918)	(518)	(525)	(9)
Other—net	695	197	(119)	1,660

Total other income, net	744	760	697	3,347

Income from continuing operations before income taxes and minority interest	7,100	14,349	13,067	6,504
Provision (benefit) for income taxes	2,762	(4,778)	3,732	1,070

Income from continuing operations before minority interest	4,338	19,127	9,335	5,434
Minority interest in subsidiaries' losses	180	—	—	—

Net income(3)	$4,518	$19,127	$9,335	$5,434

Net income per basic share	$0.15	$0.62	$0.30	$0.17

Net income per diluted share	$0.15	$0.62	$0.30	$0.17

Shares used in computation:
Basic	30,482	30,628	30,856	31,056
Diluted	30,820	31,077	31,432	31,571

(1)
The fiscal 2006 quarters include after-tax stock-based compensation expense (benefit): the first quarter includes $2,452, the second quarter includes $4,555, the third quarter includes $1,578 and the fourth quarter includes ($14). The first quarter of fiscal 2006 includes a one-time tax benefit of approximately $1,751, an after-tax facility closure charge of $403 and an after-tax in-process research and development (IPR&D) charge of $429 associated with the purchase of the assets of Iolon during the quarter. The second quarter of fiscal 2006 includes $162 after-tax in Excel Technology pre-merger integration related costs. The third quarter of fiscal 2006 includes a $604 tax benefit from increased use of tax credits and $381 after-tax in Excel Technology pre-merger integration related costs. The fourth quarter of fiscal 2006 includes an $8,209 one-time tax benefit from the reorganization of our Lambda Physik subsidiary and a $3,514 after-tax charge related to the write-off off Excel Technology acquisition related costs due to the termination of the acquisition.

(2)
Cost of sales for the first quarter of fiscal 2005 includes an after-tax $3,061 charge related to excess inventory associated with our decision to discontinue future product development and investments in the semiconductor lithography market within our Lambda Physik subsidiary. Cost of sales for the fourth quarter of fiscal 2005 includes an after-tax $4,129 charge related to excess inventories as a result of the accelerated decommissioning of lithography lasers serviced by our Lambda Physik subsidiary.

(3)
The fiscal 2005 quarters include after-tax stock-based compensation expense (benefit): the first quarter includes $511, the second quarter includes $121, the third quarter includes $1,988 and the fourth quarter includes ($86). The first quarter of fiscal 2005 includes a tax benefit of $479 related to federal tax law changes. The second quarter of fiscal 2005 includes a tax benefit for the reversal of a deferred tax valuation allowance of $9,571 related to our Lambda Physik subsidiary. The third quarter of fiscal 2005 includes a tax benefit of $1,430 for increased use of export tax incentives and R&D tax credits and a $1,577 after-tax charge for in-process research and development resulting from our acquisition of TuiLaser.

        The following tables present balance sheet information as of the end of the first three quarters of fiscal 2006 and fiscal 2005 as restated from previously reported information filed on our Form 10-Q's as a result of the restatement of our financial results discussed in Note 3 "Restatement of Consolidated Financial Statements" of the Notes to the Consolidated Financial Statements.

	First Quarter Fiscal 2006			Second Quarter Fiscal 2006			Third Quarter Fiscal 2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$108,260	$—	$108,260	$353,294	$—	$353,294	$421,005	$—	$421,005
Restricted cash, cash equivalents and short-term investments	15,463	—	15,463	15,469	—	15,469	—	—	—
Short-term investments	132,040	—	132,040	75,842	—	75,842	42,427	—	42,427
Accounts receivable—net of allowances	84,332	—	84,332	99,005	—	99,005	102,657	—	102,657
Inventories	98,495	—	98,495	95,633	—	95,633	106,139	(454)	105,685
Prepaid expenses and other assets	13,483	137	13,620	20,100	137	20,237	28,578	137	28,715
Deferred tax assets	35,934	(1,247)	34,687	39,837	(1,247)	38,590	44,005	(1,247)	42,758

Total current assets	488,007	(1,110)	486,897	699,180	(1,110)	698,070	744,811	(1,564)	743,247
Property and equipment, net	153,095	546	153,641	151,339	517	151,856	150,416	483	150,899
Restricted cash, cash equivalents and short-term investments	1,199	—	1,199	2,577	—	2,577	2,742	—	2,742
Goodwill	68,211	—	68,211	69,895	—	69,895	72,096	—	72,096
Intangible assets, net	41,287	2,489	43,776	39,423	2,350	41,773	38,694	2,211	40,905
Other assets	48,690	500	49,190	55,433	500	55,933	55,655	500	56,155

Total assets	$800,489	$2,425	$802,914	$1,017,847	$2,257	$1,020,104	$1,064,414	$1,630	$1,066,044

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$12,735	$—	$12,735	$12,737	$—	$12,737	$—	$—	$—
Accounts payable	21,310	—	21,310	24,365	—	24,365	31,070	—	31,070
Income taxes payable	11,112	(622)	10,490	13,250	1,381	14,631	14,837	643	15,480
Other current liabilities	54,853	1,044	55,897	57,570	1,146	58,716	67,301	1,077	68,378

Total current liabilities	100,010	422	100,432	107,922	2,527	110,449	113,208	1,720	114,928

Long-term obligations	—	—	—	1,376	—	1,376	1,451	—	1,451
Other long-term liabilities	58,680	(1,612)	57,068	60,206	(1,576)	58,630	61,686	(1,537)	60,149
Convertible subordinated notes	—	—	—	199,719	—	199,719	199,733	—	199,733
Stockholders' equity:
Common Stock	308	—	308	305	—	305	310	—	310
Additional paid-in capital	324,214	24,364	348,578	318,126	24,194	342,320	334,770	23,941	358,711
Deferred stock compensation	—	—	—	—	—	—	—	—	—
Notes receivable from stock sales	(324)	—	(324)	(324)	—	(324)	(324)	—	(324)
Accumulated other comprehensive income	28,668	1,207	29,875	33,411	1,244	34,655	45,623	1,244	46,867
Retained earnings	288,933	(21,956)	266,977	297,106	(24,132)	272,974	307,957	(23,738)	284,219

Total stockholders' equity	641,799	3,615	645,414	648,624	1,306	649,930	688,336	1,447	689,783

Total liabilities and stockholders' equity	$800,489	$2,425	$802,914	$1,017,847	$2,257	$1,020,104	$1,064,414	$1,630	$1,066,044

	First Quarter Fiscal 2005			Second Quarter Fiscal 2005			Third Quarter Fiscal 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$105,249	$—	$105,249	$99,002	$—	$99,002	$97,355	$—	$97,355
Restricted cash, cash equivalents and short-term investments	15,336	—	15,336	15,411	—	15,411	15,466	—	15,466
Short-term investments	89,688	—	89,688	113,493	—	113,493	112,240	—	112,240
Accounts receivable—net of allowances	86,694	—	86,694	90,301	—	90,301	81,529	—	81,529
Inventories	109,688	—	109,688	108,907	—	108,907	113,593	—	113,593
Prepaid expenses and other assets	16,313	—	16,313	19,541	—	19,541	22,063	—	22,063
Deferred tax assets	37,304	(836)	36,436	36,413	(836)	35,577	43,076	(836)	42,240

Total current assets	460,272	(836)	459,436	483,068	(836)	482,232	485,322	(836)	484,486
Property and equipment, net	168,107	415	168,522	162,455	397	162,852	156,627	552	157,179
Restricted cash, cash equivalents and short-term investments	28,271	—	28,271	16,545	—	16,545	1,224	—	1,224
Goodwill	55,279	—	55,279	58,612	—	58,612	67,520	—	67,520
Intangible assets, net	34,963	3,042	38,005	33,693	2,904	36,597	44,366	2,765	47,131
Other assets	31,909	563	32,472	43,669	563	44,232	32,678	563	33,241

Total assets	$778,801	$3,184	$781,985	$798,042	$3,028	$801,070	$787,737	$3,044	$790,781

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$13,409	$—	$13,409	$13,360	$—	$13,360	$12,980	$—	$12,980
Accounts payable	20,220	—	20,220	17,226	—	17,226	19,457	—	19,457
Income taxes payable	7,123	(1,190)	5,933	7,997	(1,240)	6,757	10,199	361	10,560
Other current liabilities	58,948	2,496	61,444	66,589	2,640	69,229	65,647	934	66,581

Total current liabilities	99,700	1,306	101,006	105,172	1,400	106,572	108,283	1,295	109,578

Long-term obligations	14,149	—	14,149	13,961	—	13,961	614	—	614
Other long-term liabilities	50,579	(2,555)	48,024	52,613	(2,520)	50,093	51,309	(2,303)	49,006
Minority interest	5,222	—	5,222	—	—	—	—	—	—
Stockholders' equity:
Common Stock	304	—	304	306	—	306	308	—	308
Additional paid-in capital	312,067	25,307	337,374	316,516	25,237	341,753	326,018	25,617	351,635
Deferred stock compensation	—	(1,286)	(1,286)	—	(1,045)	(1,045)	(3,015)	(1,205)	(4,220)
Notes receivable from stock sales	(723)	—	(723)	(689)	—	(689)	(324)	—	(324)
Accumulated other comprehensive income	52,359	1,312	53,671	45,442	1,306	46,748	30,178	1300	31,478
Retained earnings	245,144	(20,900)	224,244	264,721	(21,350)	243,371	274,366	(21,660)	252,706

Total stockholders' equity	609,151	4,433	613,584	626,296	4,148	630,444	627,531	4,052	631,583

Total liabilities and stockholders' equity	$778,801	$3,184	$781,985	$798,042	$3,028	$801,070	$787,737	$3,044	$790,781

INDEX TO EXHIBITS

Sequentially Exhibit Number	Exhibit
10.12	2006 Officer's Variable Compensation Plan
10.13	2007 Officer's Variable Compensation Plan
10.14	Offer Letter to Bret DiMarco
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        All other exhibits required to be filed as part of this report have been incorporated by reference. See item 15 for a complete index of such exhibits.