Form 10-Q
period 2006-12-30
COHERENT INC
filed 2008-01-31
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2006

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on January 15, 2008 was 31,544,990 shares.

COHERENT, INC.

EXPLANATORY NOTE REGARDING RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This quarterly report contains the restatement of our condensed consolidated statements of operations and cash flows for the three months ended December 31, 2005.

As previously announced on November 1, 2006, a Special Committee was established by our Board of Directors to conduct an independent investigation relating to our historical stock option practices. We requested the independent review following an internal review of our historical stock option practices, which was a voluntary review initiated in light of news of the option practices of numerous companies across several industries. The Special Committee, comprised of three independent members of our Board of Directors, retained independent outside counsel and forensic accountants to assist in conducting the investigation. Together with its independent counsel, the Special Committee conducted an extensive review of historical stock option practices including all awards made by us between January 1, 1995 and September 30, 2006, (the “Relevant Period”) that included the review of over one million documents and interviews of over 30 current and former employees, directors and advisors.

As a result of the investigation, our management and the Special Committee, with the assistance of independent legal counsel and forensic accounting experts, determined that incorrect measurement dates for a significant number of stock option awards during the Relevant Period were used, resulting in errors in our accounting related to stock option compensation expenses during the Relevant Period. We determined that corrections to previously issued consolidated financial statements were required to reflect additional material charges for stock-based compensation expenses and related income and payroll tax effects.

Options granted during the Relevant Period to purchase an aggregate of approximately 8,735,590 shares were determined to have incorrect measurement dates.  Accordingly, our consolidated retained earnings as of December 31, 2005 has been restated to incorporate an aggregate of approximately $20.6 million in incremental stock-based compensation charges, including payroll taxes, net of a $5.1 million tax benefit, during the period from January 1, 1995 through December 31, 2005.  We determined that the revised measurement dates for accounting purposes differed from the originally recorded measurement dates due primarily to a number of factors, including (1) delays in the final determination or approval of the awards, (2) retroactive selection of grant dates, (3) the absence of definitive documentation regarding approval, and (4) other process-related issues.  These included annual grants to existing employees and officers and option grants made to new hires or to employees recently promoted.

In those cases in which we previously used a measurement date that we determined was incorrect, we have developed and applied a methodology to remeasure those stock option grants and record the relevant stock-based compensation charges. For more information on our restatement, including the methodology we adopted, see Part I. Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Condensed Consolidated Financial Statements” and Note 3 of Notes to Condensed Consolidated Financial Statements appearing in Part I. Item 1 of this quarterly report.

In addition to restatements for stock-based compensation, we recorded restatements to correct other errors that occurred in the fiscal 2006 periods which have been reflected in the restated condensed consolidated financial statements. These restatements, including the nature thereof, are further discussed in Note 3 of Notes to Condensed Consolidated Financial Statements appearing in Part I. Item 1 of this quarterly report.

All financial information contained in this quarterly report gives effect to the restatements of our consolidated financial statements as described above.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements included in or incorporated by reference in this quarterly report, other than statements of historical fact, are forward-looking statements.  These statements are generally accompanied by words such as “trend,” “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “rely,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “forecast” or the negative of such terms, or other comparable terminology, including without limitation statements made under “Future Trends”, “Our Strategy”, discussions regarding our bookings and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Actual results of Coherent, Inc. (referred to herein as the Company, we, our or Coherent) may differ significantly from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections captioned “Future Trends,” “Risk Factors,” “Key Performance Indicators,” as well as any other cautionary language in this quarterly report.  All forward-looking statements included in the document are based on information available to us on the date hereof.  We undertake no obligation to update these forward-looking statements as a result of events or circumstances or to reflect the occurrence of unanticipated events or non-occurrence of anticipated events.

PART I.  FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended
	December 30, 2006	December 31, 2005
		(As Restated) (1)

Net sales	$147,509	$130,994
Cost of sales	85,535	75,000
Gross profit	61,974	55,994
Operating expenses:
Research and development	18,322	14,748
In-process research and development	—	690
Selling, general and administrative	33,484	29,888
Restructuring and other charges	137	—
Amortization of intangible assets	1,943	2,444
Total operating expenses	53,886	47,770
Income from operations	8,088	8,224
Other income (expense):
Interest and dividend income	6,073	1,881
Interest expense	(1,782)	(268)
Other—net	983	(140)
Total other income, net	5,274	1,473
Income before income taxes	13,362	9,697
Provision for income taxes	2,604	860
Net income	$10,758	$8,837

Net income per share:
Basic	$0.34	$0.28
Diluted	$0.33	$0.28

Shares used in computation:
Basic	31,339	31,124
Diluted	32,125	31,471

(1) See Note 3, “Restatement of Condensed Consolidated Financial Statements” of the accompanying Notes to Condensed Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	December 30, 2006	September 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$434,826	$445,231
Short-term investments	85,862	48,767
Accounts receivable—net of allowances of $3,548 and $3,275, respectively	95,034	111,446
Inventories	99,792	101,494
Prepaid expenses and other assets	25,338	21,256
Deferred tax assets	34,735	29,201
Total current assets	775,587	757,395
Property and equipment, net	148,912	148,592
Restricted cash, non-current	3,779	3,709
Goodwill	73,216	71,871
Intangible assets, net	37,522	38,863
Other assets	65,604	62,094
Total assets	$1,104,620	$1,082,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$8	$8
Convertible subordinated notes	199,762	—
Accounts payable	27,941	29,498
Income taxes payable	15,531	17,720
Other current liabilities	75,956	79,352
Total current liabilities	319,198	126,578
Long-term obligations	1,318	1,276
Other long-term liabilities	41,791	37,419
Convertible subordinated notes	—	199,747
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—31,564 shares and 31,412 shares, respectively	313	311
Additional paid-in capital	374,337	367,290
Notes receivable from stock sales	(324)	(324)
Accumulated other comprehensive income	53,695	46,693
Retained earnings	314,292	303,534
Total stockholders’ equity	742,313	717,504
Total liabilities and stockholders’ equity	$1,104,620	$1,082,524

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	December 30, 2006	December 31, 2005
		(As Restated) (1)
Cash flows from operating activities:
Net income	$10,758	$8,837
Adjustments to reconcile net income to net cash provided by operating activities:
Purchased in-process research and development	—	690
Depreciation and amortization	6,220	6,516
Amortization of intangible assets	1,943	2,444
Deferred income taxes	(578)	2,760
Stock-based compensation	3,491	3,682
Excess tax benefit from stock-based compensation arrangements	(77)	(69)
Tax benefit from employee stock options	—	60
Non-cash restructuring and other charges (recoveries)	(114)	—
Amortization of bond issue costs	292	14
Other non-cash expense (income)	70	40
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	17,435	2,330
Inventories	1,531	3,969
Prepaid expenses and other assets	(2,642)	1,883
Other assets	(2,006)	(1,055)
Accounts payable	(1,913)	2,750
Income taxes payable/receivable	(2,446)	(4,519)
Other current liabilities	(5,537)	(8,992)
Other long-term liabilities	2,307	(740)
Net cash provided by operating activities	28,734	20,600

Cash flows from investing activities:
Purchases of property and equipment	(5,037)	(4,068)
Proceeds from dispositions of property and equipment	143	20
Purchases of available-for-sale securities	(213,601)	(79,411)
Proceeds from sales and maturities of available-for-sale securities	176,506	80,778
Acquisition of businesses, net of cash acquired	—	(4,455)
Change in restricted cash	(14)	4
Premiums paid for life insurance contracts	(2,800)	—
Other—net	196	(48)
Net cash used in investing activities	(44,607)	(7,180)

Cash flows from financing activities:
Repayment of capital lease obligation	(1)	—
Cash overdrafts increase (decrease)	(1,874)	831
Issuance of common stock under employee stock option and purchase plans	3,784	3,596
Repurchase of common stock	—	(8,599)
Excess tax benefits from stock-based compensation arrangements	77	69
Net cash provided by (used in) financing activities	1,986	(4,103)
Effect of exchange rate changes on cash and cash equivalents	3,482	1,436
Net increase (decrease) in cash and cash equivalents	(10,405)	10,753
Cash and cash equivalents, beginning of period	445,231	97,507
Cash and cash equivalents, end of period	$434,826	$108,260

(continued)

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$393	$546
Income taxes	$6,542	$2,162
Cash received during the period for:
Income taxes	$1,008	$1,056

Noncash investing and financing activities:
Portion of Iolon purchase price not yet paid (included in other current liabilities)	$—	$512
Unpaid property and equipment	$1,273	$582
Net retirement of restricted stock awards	$225	$—

(1) See Note 3, “Restatement of Condensed Consolidated Financial Statements” of the accompanying Notes to Condensed Consolidated Financial Statements.

(concluded)

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Coherent, Inc. (referred to herein as the Company, we, our or Coherent) consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended September 30, 2006.  In the opinion of management, all adjustments necessary for a fair presentation have been made and include only normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.  Our fiscal year ends on the Saturday closest to September 30.  Fiscal years 2007 and 2006 include 52 weeks each.

2.     TERMINATED ACQUISITION

Excel Technology, Inc.

On February 21, 2006, we entered into a definitive agreement to acquire Excel Technology, Inc. (“Excel”), a manufacturer of photonics-based solutions, consisting of laser systems and electro-optical components, primarily for industrial, commercial, and scientific applications. On October 25, 2006, we received a prohibition order from the German Federal Cartel Office (FCO) regarding our proposed acquisition.  The acquisition had previously been approved by antitrust authorities in the United States. None of the multiple remedy proposals offered by Coherent to the FCO addressing the overlap in the low-power carbon-dioxide laser market were satisfactory to the FCO.  On November 1, 2006, we received notice from Excel that it was terminating the merger agreement.  As a result, our fourth quarter fiscal 2006 results included a pre-tax charge of $5.9 million for previously capitalized costs related to the terminated merger agreement. In addition, our results for the first quarter of fiscal 2007 include a pretax charge of $0.3 million for additional costs incurred during the period related to the terminated merger agreement.

3.     RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Background

Based upon an investigation and determinations made by a Special Committee of the Board of Directors and management’s undertaking of a separate review of historical stock option activity subsequent to the filing of our quarterly report for the quarter ended July 1, 2006, we identified errors in our accounting related to stock-based compensation expense in prior periods.

As previously announced on November 1, 2006, a Special Committee was established by our Board of Directors to conduct an independent investigation relating to our historical stock option practices.  The Special Committee, comprised of three independent members of our Board of Directors, retained independent legal counsel and forensic accountants to assist in conducting the investigation.  Together with its independent counsel, the Special Committee conducted an extensive review of historical stock option practices including all awards made by us between January 1, 1995 and September 30, 2006 (the “Relevant Period”).

On July 26, 2007, we announced that our management and the Special Committee, with the assistance of independent legal counsel and forensic accounting experts, had determined that incorrect measurement dates for a significant number of stock option awards during the Relevant Period were used.   After receiving the Special Committee’s conclusions, we subsequently reviewed stock option grants during the Relevant Period.  On September 26, 2007, our Audit Committee, after consultation with management, determined that additional charges for stock-based compensation expense were required as a result of such incorrect measurement dates. As a result of the Special Committee’s investigation and our management’s subsequent reviews and analyses, options granted during the Relevant Period to purchase an aggregate of approximately 8,735,590 shares were determined to have incorrect measurement dates. We determined that the revised measurement dates for accounting purposes (“Revised Measurement Date”) differed from the originally recorded measurement dates due primarily to a number of factors, including (1) delays in the final determination or approval of the awards, (2) retroactive selection of grant dates, (3) the absence of definitive documentation regarding approval, and (4) other process-related issues. These included annual grants to existing employees and officers and option grants made to new hires or to employees recently promoted. In those cases in which we previously used a measurement date that we determined was incorrect, we developed and applied a methodology in determining the revised measurement dates for option grants during the Relevant Period.

In addition to restatements for stock-based compensation and the related income and payroll tax effects, we recorded adjustments to correct other errors that occurred prior to fiscal 2007, which have been reflected in the accompanying related condensed consolidated financial statements.

Restatement Adjustments

Our restated condensed consolidated financial statements for first quarter of fiscal 2006 incorporate adjustments to correct for errors in stock-based compensation expense, payroll tax expense and other accounting matters, including the income tax impacts related to the restatement adjustments and other tax errors (collectively, the “restatement adjustments”). The table below presents the decrease to net income for the first quarter of fiscal 2006 of the individual restatement adjustments, which are explained in further detail following the table (in thousands, except per share data):

First Quarter of Fiscal 2006

Stock-based compensation
Annual grants to employees	$428
Annual grants to officers	128
Non-annual grants to employees	90
Non-annual grants to officers	3
Total stock-based compensation expense	649

Payroll taxes, interest and penalties	87
Total stock-based compensation adjustments	736

Other miscellaneous accounting adjustments
Correction of Lambda Physik purchase accounting	138
Correction of accounting for asset retirement obligations	69
Classification of unrealized foreign exchange losses on intercompany note	40
247
Total adjustments to income before income taxes	983
Income tax benefit	(504)

Total decrease to net income	$479

Decrease in diluted earnings per share	$0.02

Stock-Based Compensation Summary—These adjustments are from management’s determination, based upon the Special Committee’s investigation and our subsequent reviews and analyses that the initially recorded measurement dates for various categories of option grants during the Relevant Period were incorrect. These categories were:

•      Annual grants to employees.  We determined that the appropriate measurement date for annual grants to employees was the date on which evidence indicates the allocation of the options to the individual employees was substantially complete, as further described below. As a result, annual grants for an aggregate of 4,749,940 shares through the first quarter of fiscal 2006 were remeasured and accounted for as fixed awards under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” or APB 25, for periods prior to fiscal 2006 and under Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)), effective October 2, 2005 and thereafter, using the methodologies described below under “Accounting Considerations—Stock-Based Compensation.”

•      Annual grants to officers.  For annual grants to officers during fiscal years 1995, 1996, 1997, 1999, 2000 and 2002, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under “Accounting Considerations—Stock-Based Compensation”, and accounted for these grants as fixed awards under APB 25 or SFAS 123(R), as applicable. The grants represented options to purchase an aggregate of 1,251,500 shares through the first quarter of fiscal 2006. For annual grants to officers during other fiscal years during the Relevant Period, management determined that the original measurement date was properly determined.

•      Non-annual grants to employees.  Non-annual grants to employees are initial grants to newly hired employees or incremental grants to existing employees upon their promotion. For non-annual grants to employees, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under “Accounting Considerations—Stock-Based Compensation”, and accounted for these grants as fixed awards under APB 25 or SFAS 123(R), as applicable. The grants represented options to purchase an aggregate of 2,380,150 shares through the first quarter of fiscal 2006.

•      Non-annual grants to officers.  Non-annual grants to officers are initial grants to newly hired officers or incremental grants upon an existing employee’s promotion to an officer position. For non-annual grants to officers, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under “Accounting Considerations—Stock-Based Compensation”, and accounted for these grants, which represented options to purchase an aggregate of 351,500 shares through the first quarter of fiscal 2006, as fixed awards under APB 25 or SFAS 123(R), as applicable.

Payroll taxes, interest and penalties—In connection with the stock-based compensation charges included in the restatement, certain options previously classified as Incentive Stock Options (“ISO”) were determined to have been granted with an exercise price below the fair market value of our stock on the revised measurement date. Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore might not qualify for ISO tax treatment. We refer to these stock options as the “Affected ISOs.” The potential disqualification of ISO status exposes us to additional payroll related withholding taxes on the exercise of options granted to U.S. employees, and interest and penalties for failing to properly withhold taxes on the exercise of those options. Additionally, we recorded tax, interest, and penalty expenses with respect to certain options granted in the U.K. which were determined to have been granted with an exercise price below the fair market value of our common stock on the revised measurement date (“U.K. Options”). The tax, interest and penalty expenses were recorded in the periods in which the underlying stock options were exercised. Then, in periods in which the liabilities were legally extinguished due to statutes of limitations, the expenses were reversed and recognized as a reduction in the related functional expense in our consolidated statements of operations. The net U.S. and U.K. tax liabilities at December 30, 2006 for this potential disqualification of ISO tax treatment for the Affected ISO’s and the U.K. Options totaled $1.2 million.

Management and the Board are considering possible ways to address the impact that Section 409A of the Internal Revenue Code (“IRC”) may have as a result of the exercise price of stock options being less than the fair market value of our common stock on the revised measurement date. IRC Section 409A imposes significant additional taxes to our employees on stock options granted with an exercise price lower than the fair market value on the date of grant that vest after December 31, 2004. The Internal Revenue Service (“IRS”) has issued transition rules under IRC Section 409A that allows for a correction, or “cure”, for non-exercised, non-executive options subject to IRC Section 409A. We continue to evaluate the potential corrections or cures in light of the additional time relief granted by the IRS through December 2008.

Other miscellaneous accounting adjustments—In addition to stock-based compensation related charges, we recorded adjustments to correct errors in the condensed consolidated financial statements for the fiscal 2006 periods that had not been previously reflected in our condensed consolidated financial statements. These restatements relate to the correction of errors in the purchase accounting related to our acquisition of a 39.62% interest in Lambda Physik in fiscal 2003, the failure to adopt the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” and the correction of the classification of unrealized foreign exchange gains and losses related to an intercompany note.

Income tax benefit—We reviewed the income tax effect of the stock-based compensation charges, and we believe that the proper income tax accounting for U.S. stock options under GAAP depends, in part, on the tax distinction of the stock options as either ISOs or non-qualified stock options (“NSOs”). Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant. Because of the potential impact of the measurement date changes on the qualified status of “Affected ISOs,” we have determined that all Affected ISOs might not be qualified ISOs under the tax regulations, and therefore should be accounted for as if they were NSOs for income tax accounting purposes. The Company recorded a tax benefit with respect to the Affected ISOs. To the extent an ISO was not disqualified through a “same day sale” or sold before fulfilling the holding period requirements related to the Affected ISOs, the recorded tax asset was written off to earnings when the statute of limitations for the year of exercise closed.

We have recorded a net income tax benefit of approximately $5.1 million in connection with the stock-based compensation related expense during the period from fiscal year 1995 through December 31, 2005. The recognized tax benefit related to affected stock options granted to officers was limited due to the potential non-deductibility of the related expenses under IRC Section 162(m). This IRS rule limits the amount of executive compensation that may be deducted for U.S. tax purposes under certain circumstances. We did not record a tax benefit or deferred tax asset for affected stock options granted to non-U.S., non-U.K. and certain non-German employees because we determined that we could not receive tax benefits outside of the U.S., U.K. and Germany. The net tax benefit has resulted in an increase of our deferred tax assets for all U.S. and UK affected stock options and certain German affected stock options prior to the exercise or forfeiture of the related options. Upon exercise or cancellation of the underlying options, the excess or deficiency in deferred tax assets are written-off to either expense or additional paid-in capital in the period of exercise or cancellation.

Further, we have recorded additional restatements to income taxes to record the effect of errors identified in the accounting for income tax contingencies resulting from the misapplication of information available at the date of the misstatement as well as the tax effects of the other miscellaneous accounting adjustments.

Accounting Considerations—Stock-Based Compensation

Prior to the adoption of SFAS 123(R) in fiscal 2006, we originally accounted for all employee, officer and director stock option grants as fixed grants under APB 25, using the recorded grant date as the measurement date. We issued all grants with an exercise price equal to the fair market value of our common stock on the recorded grant date, and therefore originally recorded no stock-based compensation expense.

The Special Committee concluded that the measurement dates for certain stock option grants differed from the recorded grant dates for such grants. As described in APB 25, the measurement date is the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price are known with finality. Using the methodologies described below we revised the measurement dates for the indicated option grants during the Relevant Period, and we refer to these revised measurement dates as the “Revised Measurement Dates”. For periods prior to fiscal 2006, we calculated stock-based compensation expense under APB 25 based upon the intrinsic value as of the Revised Measurement Dates of stock option awards determined to be “fixed” awards under APB 25 and the vesting provisions of the underlying options through October 1, 2005. We calculated the intrinsic value on the Revised Measurement Date as the closing price of our common stock on such date as reported on the Nasdaq National Market, now the Nasdaq Global Market, less the exercise price per share of common stock as stated in the underlying stock option agreement, multiplied by the number of shares subject to such stock option award. We recognized these amounts as compensation expense on a straight-line basis over the vesting period of the underlying options. Effective October 2, 2005, we adopted the fair value recognition provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. Therefore, subsequent to fiscal 2005, we calculated stock-based compensation expense based upon the fair value as of the Revised Measurement Date in accordance with the provisions of SFAS 123(R).

The methodology we used to determine the Revised Measurement Dates associated with prior stock option grants was as follows:

Annual grants to employees—For the majority of the annual grants to employees, the process of allocating stock option grants among individual employees continued beyond the recorded grant date. Based on available evidence, we have determined that the appropriate measurement date for annual grants to employees was the earliest date on which evidence indicates the allocation of the options to the individual employees was substantially complete. We defined substantially complete as the point at which evidence indicated that 96% or greater of the grant records had been determined with finality. Such determination was based on the earliest of the three following actions that could be verified with available evidence: (1) on evidence of a substantially complete listing of options allocated to individual employees, (2) on evidence of communication stating that the process was complete supported by records being added into our stock option database application prior to, on or within two days of such communication or (3) on evidence of dates that the employee records of the grants of the stock option were added to the stock option database application (the “record added date”), where evidence of a substantially complete listing of options allocated to individual employees was not available.

After the date on which substantially all granting activities were completed, there were an insignificant number of changes to option awards attributable to circumstances such as the effective cancellation of a grant because of an employee’s termination, or additions due to administrative error corrections, promotion or individual performance reassessment. Where option awards were added subsequent to the date the allocation process was substantially complete, we have determined that each award was a separate grant with its own measurement date and that this subsequent addition was not indicative that the broader granting process for such annual awards had failed to be completed by the Revised Measurement Date. Measurement dates for individual awards which were not substantially complete by the Revised Measurement Date were determined based on the earlier of (1) the date the additions were communicated to the stock administrator for addition to the annual grant pool, (2) the record added date or (3) for periods prior to the implementation of the current stock administration system, the print date of the Notice of Grant.

Annual grants to officers—For annual grants to officers during fiscal years 1995, 1996, 1997, 1999, 2000 and 2002, the grants were awarded between Board meeting dates and in certain cases between committee meeting dates, and there is a lack of evidence that the price and number of shares were determined with finality as of the recorded grant date.

Based on available evidence, we have determined that the appropriate measurement date for annual grants to officers was the date on which evidence indicates that both the shares awarded to the officers and the exercise price of those shares was known with finality. Such determination was based on the earliest date of the three following actions that could be verified with available evidence: (1) the date that the specific number of shares for each officer was approved for grant by the Board as evidenced by the minutes of the Board of Directors meeting, providing that the approval occurred prior to the submission of the applicable Form 3 or Form 4 to the Securities and Exchange Commission (“SEC”); (2) the record added date, providing that the record was added prior to the submission of the applicable Form 3 or Form 4 to the SEC; or (3) the date of submission of the applicable Form 3 or Form 4 to the SEC.

Non-annual grants to employees—Non-annual grants to employees are initial grants to newly hired employees or incremental grants to existing employees upon their promotion. For non-annual grants to employees prior to June 2003, our stated process was to select the grant date to be the Monday after the Human Resources department requested the award. On June 5, 2003, we strengthened our process to require the signature of the Executive Vice President of HR on all award requests with the grant date to be the Monday after receipt of such signature. Beginning on June 7, 2006, we changed our process to require three members of an equity grant committee, established by the Board and the Board’s Compensation and H.R. Committee, to meet only on a fixed date once a month to consider any requested awards, with the award effective on such date or, in the event action was required by written consent, the action would be effective on the date the last consent signature was received.

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

Non-employee director automatic stock option grants—Our 1990 and 1998 Directors’ Option Plans provide for the automatic and non-discretionary grant of non-statutory stock options to our non-employee directors, such that the grants require no independent action of the Board of Directors. The 1998 Directors’ Plan replaced the 1990 Directors’ Plan which expired on December 8, 1999 and was approved by stockholders on March 17, 1999. From 1995 through March 27, 2003, under both Plans, each non-employee director was automatically granted a non-discretionary grant of a non-statutory stock option to purchase 20,000 shares of common stock upon appointment as a member of the Board, and each non-employee director was granted a non-discretionary grant of a non-statutory stock option to purchase 5,000 shares of our common stock on the date of each Annual Meeting of Stockholders. The 1998 Directors’ Plan was amended by the Stockholders on March 23, 2003 to increase the automatic non-discretionary grant of a non-statutory stock option to purchase shares of common stock upon appointment as a member of the Board from 20,000 to 30,000 shares (“Initial Grant”) and to increase the non-discretionary grant of a non-statutory stock option to purchase shares of our common stock on the date of and immediately following each Annual Meeting of Stockholders from 5,000 shares to 12,000 shares (“Subsequent Grant”). The Plans provide that the exercise price shall be equal to the fair market value of the common stock on the date of the grant of the options. On March 30, 2006, the 1998 Directors Plan was further amended to reduce the Initial Grant from 30,000 to 24,000 shares and the Subsequent Grant from 12,000 to 6,000 shares. In addition, non-employee directors receive a restricted stock unit of 2,000 shares upon first joining the Board of Directors and an award of restricted stock units of 2,000 shares on each Annual Meeting of Stockholders where such director is reelected.

We have determined that, as a result of administrative errors, a total of five automatic grants representing initial options to purchase a total of 140,000 shares under the 1998 Directors’ Plan upon the appointment of five of our directors to the Board of Directors were documented as having been made on dates other than as set forth in the 1998 Directors’ Option Plan. We have corrected the documentation of these grants to reflect the correct dates and exercise prices, as automatically established under the 1998 Directors’ Option Plan. Because these actions were corrections of administrative errors in the documentation, rather than changing any of the terms of the stock option grants as automatically granted, we determined that there was no accounting charge to be recognized in connection with these corrections, as the correct measurement date was the date of grant as automatically established by the 1998 Directors’ Option Plan, and the exercise price was the fair market value of our common stock on the correct measurement date.

Although we determined that there is no accounting charge resulting from the administrative correction, the administrative correction did result in an increase of the exercise price for each of the five grants. Four of such directors have expressly agreed to the correction to increase the exercise prices of certain of such grants to purchase 107,800 shares. The fifth director’s option expired unexercised; therefore no such agreement was needed. Further, the three directors who exercised misdocumented grants have reimbursed us for the difference between the aggregate exercise price as misdocumented and as corrected, in the amounts of $1,195, $1,100 and $1,272, respectively.

Impact of the Restatement Adjustments on our Condensed Consolidated Financial Statements

The following tables present the impact of the financial statement restatement adjustments on our previously reported condensed consolidated statements of operations and cash flows for the first quarter of fiscal 2006 (in thousands, except per share data):

	First Quarter of Fiscal 2006
	As Previously Reported	Adjustments		As Restated
Net sales	$130,994	$—		$130,994
Cost of sales	74,843	157	A,C	75,000
Gross profit	56,151	(157)		55,994
Operating expenses:
Research and development	14,618	130	A	14,748
In-process research and development	690	—		690
Selling, general and administrative	29,411	477	A,C	29,888
Amortization of intangible assets	2,306	138	B	2,444
Total operating expenses	47,025	745		47,770
Income from operations	9,126	(902)		8,224
Other income (expense):
Interest and dividend income	1,881	—		1,881
Interest expense	(231)	(37	) C	(268)
Other—net	(96)	(44	) A,D	(140)
Total other income, net	1,554	(81)		1,473
Income before income taxes	10,680	(983)		9,697
Provision (benefit) for income taxes	1,364	(504	) A,E	860
Net income	$9,316	$(479)		$8,837

Net income per share:
Basic	$0.30	$(0.02)		$0.28
Diluted	$0.30	$(0.02)		$0.28

Shares used in computation:
Basic	31,124	—		31,124
Diluted	31,475	(4	) F	31,471

A.           Adjustments for stock-based compensation expense and the associated payroll taxes, penalties, interest and income tax benefit.

B.             Adjustment to correct errors in the amortization of intangibles related to the purchase accounting for our acquisition of a 39.62% interest in Lambda Physik in fiscal 2003.

C.             Adjustments for errors in the accounting for asset retirement obligations.

D.            Adjustment to correct the classification of unrealized foreign exchange gains and losses related to an intercompany note.

E.              Adjustments to correct for errors in income taxes, including the income tax effects of adjustments described in A, C, and D above.

F.              Adjustment to reflect the effect on diluted weighted average shares outstanding as a result of the restatements described in A above.

	First Quarter of Fiscal 2006
	As Previously Reported	Adjustments		As Restated
Cash flows from operating activities:
Net income	$9,316	$(479)		$8,837
Adjustments to reconcile net income to net cash provided by operating activities:
Purchased in-process research and development	690	—		690
Depreciation and amortization	6,485	31	C	6,516
Amortization of intangible assets	2,306	138	B	2,444
Deferred income taxes	2,760	—		2,760
Stock-based compensation	3,047	635	A,G	3,682
Excess tax benefit from stock-based compensation arrangements	(172)	103	A	(69)
Tax benefit from employee stock options	—	60	H	60
Amortization of bond issue costs	—	14	F	14
Other non-cash expense (income)	63	(23	) C,H	40
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,330	—		2,330
Inventories	3,953	16	G	3,969
Prepaid expenses and other assets	1,883	—		1,883
Other assets	(1,055)	—		(1,055)
Accounts payable	2,750	—		2,750
Income taxes payable/receivable	(4,015)	(504	) A,E	(4,519)
Other current liabilities	(9,079)	87	A	(8,992)
Other long-term liabilities	(740)	—		(740)
Net cash provided by operating activities	20,522	78		20,600

Cash flows from investing activities:
Purchases of property and equipment	(4,014)	(54	) C	(4,068)
Proceeds from dispositions of property and equipment	20	—		20
Purchases of available-for-sale securities	(79,411)	—		(79,411)
Proceeds from sales and maturities of available-for-sale securities	80,778	—		80,778
Acquisition of businesses, net of cash acquired	(4,455)	—		(4,455)
Change in restricted cash	4	—		4
Other—net	(88)	40	C,F	(48)
Net cash used in investing activities	(7,166)	(14)		(7,180)

Cash flows from financing activities:
Cash overdrafts increase	831	—		831
Issuance of common stock under employee stock option and purchase plans	3,596	—		3,596
Repurchase of common stock	(8,599)	—		(8,599)
Excess tax benefits from stock-based compensation arrangements	172	(103	) A	69
Net cash used in financing activities	(4,000)	(103)		(4,103)
Effect of exchange rate changes on cash and cash equivalents	1,397	39	D	1,436
Net increase in cash and cash equivalents	10,753	—		10,753
Cash and cash equivalents, beginning of period	97,507	—		97,507
Cash and cash equivalents, end of period	$108,260	$—		$108,260

A.           Adjustments for stock-based compensation expense and the associated payroll taxes, penalties, interest and income tax benefit.

B.             Adjustment to correct errors in the amortization of intangibles related to the purchase accounting for our acquisition of a 39.62% interest in Lambda Physik in fiscal 2003.

C.             Adjustments for errors in the accounting for asset retirement obligations.

D.            Adjustment to correct the classification of unrealized foreign exchange gains and losses related to an intercompany note.

E.              Adjustments to correct for errors in income taxes, including the income tax effects of adjustments described in A, C and D above.

F.              Reclassification of amortization of bond issue costs from investing to operating cash flows to conform to current period presentation.

G.             Reclassification of capitalized stock-based compensation to cash flows from changes in inventories to conform to current period presentation.

H.            Reclassification of tax benefit from employee stock options to conform to current period presentation.

4.              RECENT ACCOUNTING STANDARDS

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, in May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,”(“FSP FIN 48-1”) to amend FIN No. 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise’s tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and the possibility is remote that the taxing authority would reexamine the tax position in the future. The requirements of FIN 48 and FSP FIN 48-1 are effective for our fiscal year beginning September 30, 2007. As of the end of fiscal year 2007, we estimate that our tax contingencies could increase by approximately $1 million to $3 million as a result of the adoption of FIN 48 and FSP FIN 48-1.  This amount would be an adjustment to our retained earnings for fiscal year beginning September 30, 2007.

In September 2006, the SEC issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) addressing how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC Staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 also describes the circumstances where it would be appropriate for a registrant to record a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial as well as the required disclosures to investors. SAB 108 is effective for us for fiscal year 2007. We adopted SAB 108 on October 1, 2006 and our adoption did not have an impact on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted. We have elected not to early adopt and are currently assessing the impact of SFAS 159 on our consolidated financial position and results of operations.

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

6.              SHORT-TERM INVESTMENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  Marketable short-term investments in debt and equity securities are classified and accounted for as available-for-sale securities and are valued based on quoted market prices.  Investments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related income taxes, recorded as a separate component of other comprehensive income (OCI) in stockholders’ equity until realized.  Interest and amortization of premiums and discounts for debt securities are included in interest income.  Gains and losses on securities sold are determined based on the specific identification method and are included in other income (expense).

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 30, 2006
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$438,605	$—	$—	$438,605
Less: restricted cash and cash equivalents, non-current				(3,779)
				$434,826
Short-term investments:
Available-for-sale securities:
U.S. government and agency obligations	$9,278	$138	$(40)	$9,376
State and municipal obligations	17,454	357	(16)	17,795
Corporate notes and obligations	58,511	208	(28)	58,691
Total short-term investments	$85,243	$703	$(84)	$85,862

	September 30, 2006
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$448,940	$—	$—	$448,940
Less: restricted cash and cash equivalents, non-current				(3,709)
				$445,231
Short-term investments:
Available-for-sale securities:
U.S. government and agency obligations	$18,125	$131	$(87)	$18,169
State and municipal obligations	16,130	237	(30)	16,337
Corporate notes and obligations	14,235	59	(33)	14,261
Total short-term investments	$48,490	$427	$(150)	$48,767

At December 30, 2006, $2.5 million of cash and cash equivalents were restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik and $1.3 million were restricted pursuant to an outstanding long-term debt arrangement at a subsidiary. At September 30, 2006, $2.5 million of cash and cash equivalents were restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik and $1.2 million were restricted pursuant to an outstanding long-term debt arrangement at a subsidiary.

7.              INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the period from September 30, 2006 to December 30, 2006 are summarized as follows (in thousands):

Balance as of September 30, 2006	$71,871
Acquisition related	—
Translation adjustments and other	1,345
Balance as of December 30, 2006	$73,216

Components of our amortizable intangible assets are as follows (in thousands):

	December 30, 2006			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$50,998	$(22,129)	$28,869	$50,487	$(20,602)	$29,885
Patents	9,411	(5,784)	3,627	9,106	(5,391)	3,715
Drawings	1,285	(1,285)	—	1,243	(1,243)	—
Order backlog	4,486	(4,486)	—	4,344	(4,344)	—
Customer lists	4,285	(1,968)	2,317	4,213	(1,805)	2,408
Trade name	3,469	(1,346)	2,123	3,365	(1,217)	2,148
Non-compete agreement	2,132	(1,546)	586	2,084	(1,377)	707
Total	$76,066	$(38,544)	$37,522	$74,842	$(35,979)	$38,863

Amortization expense for intangible assets for the three months ended December 30, 2006 was $1.9 million.  At December 30, 2006, estimated amortization expense for the remainder of fiscal 2007, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2007 (remainder)	$5,883
2008	7,405
2009	6,852
2010	5,504
2011	4,446
2012	3,209
Thereafter	4,223
Total	$37,522

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	December 30, 2006	September 30, 2006
Purchased parts and assemblies	$24,761	$17,365
Work-in-process	44,976	50,189
Finished goods	30,055	33,940
Inventories	$99,792	$101,494

Prepaid expenses and other assets consist of the following (in thousands):

	December 30, 2006	September 30, 2006
Prepaid expenses and other	$19,115	$15,062
Prepaid and refundable income taxes	5,060	5,060
Prepaid debt issuance costs	1,163	1,134
Total prepaid expenses and other assets	$25,338	$21,256

Other assets consist of the following (in thousands):

	December 30, 2006	September 30, 2006
Assets related to deferred compensation arrangements	$27,696	$23,069
Deferred tax assets	31,462	32,717
Prepaid debt issuance costs	3,684	3,875
Other assets	2,762	2,433
Total other assets	$65,604	$62,094

Other current liabilities consist of the following (in thousands):

	December 30, 2006	September 30, 2006
Accrued payroll and benefits	$23,808	$30,661
Accrued expenses and other	28,603	25,041
Reserve for warranty	12,169	11,462
Deferred income	5,591	7,832
Customer deposits	4,942	2,740
Accrued restructuring charges	843	1,616
Total other current liabilities	$75,956	$79,352

In the first quarter of fiscal 2007, we recorded $0.8 million of payments made against our accrued restructuring charges for remaining lease liabilities.  In the first quarter of fiscal 2006, we exited our Fort Lauderdale, Florida facility and, as a result, we recorded a facility closure charge of $0.6 million.  The facility closure charge included the estimated contractual obligations for lease and other facility costs, net of estimated sublease income.

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

Components of the reserve for warranty costs during the first quarter of fiscal 2007 and 2006 were as follows (in thousands):

	First Quarter Fiscal 2007	First Quarter Fiscal 2006
Beginning balance	$11,462	$10,424
Additions related to current period sales	5,261	3,954
Warranty costs incurred in the current period	(4,699)	(4,028)
Adjustments to accruals related to prior period sales	145	(85)
Ending balance	$12,169	$10,265

The following table reconciles changes in our asset retirement liability, which is reported in other long-term liabilities on our condensed consolidated balance sheets (in thousands):

	First Quarter Fiscal 2007	First Quarter Fiscal 2006
Beginning balance	$1,765	$1,674
Additional asset retirement obligations recognized	—	54
Adjustment to asset retirement obligations recognized	(7)	—
Accretion recognized	37	37
Changes due to foreign currency exchange	111	—
Ending balance	$1,906	$1,765

Other long-term liabilities consist of the following (in thousands):

	December 30, 2006	September 30, 2006
Deferred compensation	$30,496	$28,017
Deferred tax liabilities	2,459	684
Deferred income	4,162	4,390
Asset retirement liability	1,906	1,765
Other long-term liabilities	2,768	2,563
Total other long-term liabilities	$41,791	$37,419

9.     CONVERTIBLE SUBORDINATED NOTES

In March 2006, we issued $200.0 million of 2.75% convertible subordinated notes due March 2011. The notes were unsecured and subordinate to all existing and future senior debt. The notes were scheduled to mature on March 1, 2011, unless earlier redeemed or converted. Interest on the notes is payable in cash semi-annually in arrears on March 1 and September 1 of each year.

The fair value of the convertible debt at December 30, 2006 was estimated at $213.5 million, based on quoted market prices for the convertible notes. The carrying value of the convertible subordinated notes was $199.8 million at December 30, 2006.

On December 15, 2006, we received a letter from U.S. Bank National Association (“the trustee”) for the holders of the outstanding principal amount of 2.75% convertible subordinated notes due 2011 stating that we had violated certain provisions in the indenture dated March 13, 2006 (the “Indenture”) as a result of our failure to file our annual report for fiscal 2006 with the SEC. The Indentures provided that such a default could be cured by making that filing with the SEC within 60 days after the receipt by us of the notice of default. The indentures also provided that such a default, if not cured by that date, would give certain holders and the trustee the right to accelerate the maturity of the notes. We did not cure the default within 60 days after the receipt by us of the notice of default. On August 17, 2007, as amended by an addendum delivered on August 20, 2007, we received a letter from the trustee under that Indenture declaring the principal amount and accrued and unpaid interest, plus additional interest under the Notes, to be immediately due and payable pursuant to the Indenture due to our failure to file reports required to be filed and delivered to the trustee under the Indenture and Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended. The aggregate amount due and payable under the Notes including interest was $203.0 million, which we paid on August 21, 2007. In connection therewith, we also recorded a charge of $2.6 million to write off unamortized capitalized deferred issuance costs.

As a result of the violation and subsequent repayment, the convertible subordinated notes have been classified as current liabilities as of December 30, 2006.

10.  STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

We have two Stock Option Plans for which all service providers are eligible participants and a Directors’ Stock Option Plan for which only non-employee directors are eligible participants.  The Director’s Stock Option Plan is designed to work automatically without administration, however to the extent administration is necessary, it will be performed by the Board of Directors or a committee thereof.  Under these three plans, we may grant options to purchase up to an aggregate of 5,500,000, 6,300,000 and 681,000 shares of common stock, respectively of which no, 3,703,115 and 155,000, respectively, remain available for grant at December 30, 2006.  Employee options are generally exercisable between two to four years from the grant date at a price equal to the fair market value of the common stock on the date of the grant and generally vest 25% to 50% annually. We settle stock option exercises with newly issued shares of common stock.  Grants under employee plans expire six years from the original grant date, unless otherwise determined by the Board or a committee thereof, up to a maximum of ten years. Director options are automatically granted to our non-employee directors.  Such directors initially receive a stock option for 24,000 shares exercisable over a three-year period and an award of restricted stock units of 2,000 shares.  Additionally, the non-employee directors receive an annual grant of 6,000 shares exercisable as to 50% of the shares on the day prior to each of the next two annual stockholder meetings.  Grants under director plans expire ten years from the original grant date.  In addition, each non-employee director receives an annual grant of 2,000 shares of restricted stock units that vest on the day prior to the annual stockholder meeting held in the third calendar year following the date of grant.

Restricted stock awards granted under our Stock Option Plans are independent of option grants and are subject to restrictions.  At December 30, 2006, we had 288,365 shares of restricted stock outstanding, including 129,479 performance-based restricted stock awards, all of which are subject to forfeiture if employment terminates prior to the release of restrictions.   During this period, ownership of the shares cannot be transferred. The service-based restricted awards generally vest three years from the date of grant.  The performance-based restricted stock grants are subject to annual vesting over three years depending upon the achievement of performance measurements tied to the Company’s internal metrics for revenue growth and EBITDA percentage and is variable. For fiscal 2006 awards, 115% of the target shares, or 19,479 shares, were issued. The number of shares earned can range from 0% to 200% of the grant target for 2007 and 2008.   Restricted stock (not including performance-based restricted stock) has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding.  The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

We have an Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period.  At December 30, 2006, 224,536 shares of our common stock were reserved for future issuance under the plan.

During the first quarter of fiscal 2007, employees purchased 87,191 shares of common stock at $28.93 per share under the ESPP. In the second quarter of fiscal 2007, the stock purchase plan was suspended and employee contributions made to date were returned while the Special Committee conducted a voluntary review of our historical stock option practices. See Note 3, “Restatement of Condensed Consolidated Financial Statements.”

Adoption of SFAS 123(R)

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

Expected Volatility—Our computation of expected volatility is based on a combination of historical volatility and market-based implied volatility.

Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend—The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

The fair values of our stock options granted to employees and shares purchased under the stock purchase plan for the first quarter of fiscal 2007 and fiscal 2006 were estimated using the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	First Quarter		First Quarter
	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006
Expected life in years	4.4	4.4	0.5	0.5
Expected volatility	34.2%	36.3%	29.0%	33.4%
Risk-free interest rate	4.7%	4.4%	5.1%	4.0%
Expected dividends	none	none	none	none
Weighted average fair value	$12.04	$11.22	$8.43	$7.61

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the first quarter of fiscal 2007 and 2006 (in thousands):

	First Quarter Fiscal 2007	First Quarter Fiscal 2006
Cost of sales	$437	$174
Research and development	560	619
Selling, general and administrative	2,495	2,889
Income tax benefit	(1,301)	(1,230)
	$2,191	$2,452

During the first quarter of fiscal 2007, $0.4 million for all stock plans was capitalized into inventory, $0.4 million was amortized to cost of sales and $0.5 million remained in inventory at December 30, 2006.  As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At December 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $11.2 million, net of estimated forfeitures of $0.8 million.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.

At December 30, 2006, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $0.5 million.  This was recognized as expense in the second quarter of fiscal 2007.

In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows.  During the first quarter of fiscal 2007 and fiscal 2006, we recorded less than $0.1 million and $0.1 million, respectively, of excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts and remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at October 1, 2006	3,823	$29.15
Granted	25	33.87
Exercised	(52)	24.13
Forfeitures	(14)	25.93
Expirations	(56)	43.88
Outstanding at December 30, 2006	3,726	$29.04	3.1	$12,690

Vested and expected to vest at December 30, 2006	3,674	$29.00	3.1	$12,645

Exercisable at December 30, 2006	2,586	$28.04	2.2	$10,868

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 2.2 million options that were in-the-money at December 30, 2006.  During the first quarter of fiscal 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.5 million, determined as of the date of option exercise.  During the first quarter of fiscal 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.2 million, determined as of the date of option exercise.

The following table summarizes our restricted stock award activity for the first quarter of fiscal 2007 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at October 1, 2006	299	$33.06
Granted	8	32.23
Vested	(19)	33.20
Forfeited	—	—
Nonvested stock at December 30, 2006	288	$33.04

11.  COMMITMENTS AND CONTINGENCIES

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

Derivative Lawsuits—Between February 15, 2007 and March 2, 2007, three purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of Coherent’s current and former officers and directors. Coherent is named as a nominal defendant. The complaints generally allege that the defendants breached their fiduciary duties and violated the securities laws in connection with the granting of stock options, the accounting treatment for such grants, and the issuance of allegedly misleading public statements and stock sales by certain of the individual defendants. On May 29, 2007, these lawsuits were consolidated under the caption In re Coherent, Inc. Shareholder Derivative Litigation, Lead Case No. C-07-0955-JF (N.D. Cal.). On June 25, 2007, plaintiffs filed an amended consolidated complaint. The consolidated complaint asserts causes of action for alleged violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty and/or aiding and abetting breaches of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, insider selling and misappropriation of information. The consolidated complaint seeks, among other relief, disgorgement and damages in an unspecified amount, an accounting, rescission of allegedly improper stock option grants, punitive damages and attorneys’ fees and costs.

The Company’s Board of Directors has appointed a Special Litigation Committee (“SLC”) comprised of independent director Sandeep Vij to investigate and evaluate the claims asserted in the derivative litigation and to determine what action(s) should be taken with respect to the derivative litigation. The SLC’s investigation is ongoing.

Securities and Exchange Commission Inquiry—In 2006, the Company was advised that the San Francisco District Office of the Securities and Exchange Commission was conducting an informal inquiry relating to the Company’s past granting of stock options. The Company is cooperating fully with the inquiry.

Income Tax Audits—The Internal Revenue Service (“IRS”) is conducting an audit of our 2003 and 2004 tax returns. The IRS has issued a number of Notices of Proposed Adjustments to these returns. Among other items, the IRS has challenged our research and development credits and our extraterritorial income (“ETI”) exclusion. We have agreed to the various adjustments proposed by the IRS and we believe that we have adequate reserves for these exposures and any other items identified by the IRS as a result of the audit of these tax years. As part of its audit of our 2003 and 2004 years, the IRS has requested information related to our stock option investigation and we will comply with this request and address any issues that are raised in a timely manner.  The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns.

The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We believe that we have adequate reserves for any adjustments that may be proposed by the IRS related to these credits.

The German tax authorities are conducting an audit of our subsidiary in Göttingen for the tax years 1999 through 2005. We believe that we have adequate reserves for any adjustments that may be proposed by the German tax authorities.

12.  STOCKHOLDERS’ EQUITY

In September 2005, our Board of Directors authorized a share repurchase program of up to 1.5 million shares of our common stock.  Under the terms of the repurchase program, purchases may be made from time to time in both the open market and in private transactions, as conditions warrant. There were no repurchases during the first quarter of fiscal 2007. As of September 30, 2006, we had purchased and cancelled a total of 721,942 shares of our common stock for approximately $22.3 million.  The program was suspended during the first quarter of fiscal 2007 due to our internal stock option investigation and was terminated effective September 30, 2007.

13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	First Quarter
	Fiscal 2007	Fiscal 2006
Net income	$10,758	$8,837

Other comprehensive income (loss):
Translation adjustment	6,827	(2,092)
Net gain on derivative instruments, net of taxes	30	2
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes	145	(49)
Other comprehensive income (loss), net of tax	7,002	(2,139)
Comprehensive income	$17,760	$6,698

The following summarizes activity in accumulated other comprehensive income (loss) related to derivatives, net of income taxes, held by us (in thousands):

Balance, October 1, 2005	$(114)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	2
Balance, December 31, 2005	$(112)

Balance, October 1, 2006	$(135)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	30
Balance, December 30, 2006	$(105)

Accumulated other comprehensive income (net of tax) at December 30, 2006 is comprised of accumulated translation adjustments of $54.0 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.2 million.  Accumulated other comprehensive income (net of tax) at September 30, 2006  is comprised of accumulated translation adjustments of $47.2 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.4 million, respectively.

14.  EARNINGS PER SHARE

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

The following table presents information necessary to calculate basic and diluted earnings per common share (in thousands, except per share data):

	First Quarter
	Fiscal 2007	Fiscal 2006
Weighted average shares outstanding(1)—basic	31,339	31,124
Dilutive effect of employee stock plans	786	347
Weighted average shares outstanding—diluted	32,125	31,471

Net income	$10,758	$8,837

Net income per basic share	$0.34	$0.28
Net income per diluted share	$0.33	$0.28

(1) Net of restricted stock

A total of 1,007,657 and 3,301,861 potentially dilutive securities have been excluded from the dilutive share calculation for the first quarter of fiscal 2007 and fiscal 2006, respectively, as their effect was anti-dilutive.

In September 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, that contingently convertible debt should be treated as convertible debt and included in the calculation of diluted EPS. The assumed proceeds under the treasury stock method were calculated by subtracting the aggregate weighted-average conversion price from the average market price of the shares related to the contingently convertible debt. As the market price for our shares did not reach the conversion price at any point during the quarter ended December 30, 2006, there was no dilutive effect from our $200.0 million 2.75% convertible subordinated notes in our diluted EPS calculation under the treasury stock method. Therefore we did not include any shares related to the convertible subordinated notes, in accordance with the provisions of EITF No. 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” and SFAS No. 128, “Earnings Per Share”.

15.  INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under the provisions of SFAS 109, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries. The Company’s estimated effective tax rate for the three months ended December 30, 2006 was 19.5%. The difference between the statutory rate of 35% and the Company’s effective tax rate for the three months ended December 30, 2006 was due primarily to the benefit of foreign tax credits and research and development tax credits, partially offset by permanent differences related to deemed dividend  inclusions under the Subpart F tax rules.

Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates, which involves estimating current tax exposures as well as making judgments regarding the recoverability of deferred tax assets in each jurisdiction. The estimates used could differ from actual results, which may have a significant impact on operating results in future periods.

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, in May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,”(“FSP FIN 48-1”) to amend FIN No. 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise’s tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and the possibility is remote that the taxing authority would reexamine the tax position in the future. The requirements of FIN 48 and FSP FIN 48-1 are effective for our fiscal year beginning September 30, 2007. As of the end of fiscal year 2007, we estimate that our tax contingencies could increase by approximately $1 million to $3 million as a result of the adoption of FIN 48 and FSP FIN 48-1.  This amount would be an adjustment to our retained earnings for fiscal year beginning September 30, 2007.

16.   SUBSEQUENT EVENTS

In April 2007, we acquired Nuvonyx, Inc., a technology leader in high-power laser diode components, arrays, and industrial laser systems for materials processing and defense applications for approximately $14.0 million in cash, net of acquisition costs of $0.3 million. Nuvonyx produces high power arrays with powers in excess of 50 Kilowatts through its proprietary cooling and stacking technologies. The industrial laser systems are used for cladding and hardening of metals, joining materials, and other materials processing applications.

In September 2007, we sold substantially all of the net assets of our U. K. subsidiary, Coherent Imaging Optics Limited (CIOL), to CVI Laser (CVI) for $6.5 million, resulting in an after-tax gain on the sale of $0.8 million. In September 2007, we sold our Condensa building in Santa Clara, California for approximately $24.8 million, resulting in a capital gain of approximately $3.6 million. In September 2007, we also sold our Auburn campus in Auburn, California, for approximately $9.8 million, resulting in a capital loss of approximately $12.6 million.

On December 18, 2007, we announced that the Securities and Exchange Commission (“SEC”) notified us that it had denied our motion to stay a decision of  The NASDAQ Stock Market LLC (“Nasdaq”), to suspend and delist our common stock.  Therefore, effective at the opening of business on Wednesday, December 19, 2007, our common stock was suspended from trading on the Nasdaq Global Market, and was subsequently delisted. Following our delisting from the Nasdaq Global Market, we began trading on the Pink Sheet Electronic Quotation Service under the symbol, “COHR.PK”.

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

•      Focus on long-term improvement of adjusted EBITDA %—We define adjusted EBITDA % as earnings before interest, taxes, depreciation, amortization, stock compensation expenses and other non-operating income and expense items as a percent of net sales.

RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Background

As previously announced on November 1, 2006, a Special Committee was established by our Board of Directors to conduct an independent investigation relating to our historical stock option practices. We requested the independent review following an internal review of our historical stock option practices, which was a voluntary review initiated in light of news of the option practices of numerous companies across several industries. The Special Committee, comprised of three independent members of our Board of Directors, retained independent outside counsel and forensic accountants to assist in conducting the investigation. Together with its independent counsel, the Special Committee conducted an extensive review of historical stock option practices including all awards made by us between January 1, 1995 and September 30, 2006, (the “Relevant Period”) that included the review of over one million documents and interviews of over 30 current and former employees, directors and advisors.

On July 26, 2007, we announced that our management and the Special Committee, with the assistance of independent legal counsel and forensic accounting experts, had determined that incorrect measurement dates for a significant number of stock option awards during the Relevant Period were used.

On September 26, 2007, our Audit Committee, after consultation with management, determined that additional charges for stock-based compensation expense were required as a result of such incorrect measurement dates. As a result of the Special Committee’s investigation and our management’s subsequent reviews and analyses, options granted during the Relevant Period to purchase an aggregate of approximately 8,735,590 shares were determined to have incorrect measurement dates. We determined that the revised measurement dates for accounting purposes (“Revised Measurement Dates”) differed from the originally recorded measurement dates due primarily to a number of factors, including (1) delays in the final determination or approval of the awards, (2) retroactive selection of grant dates, (3) the absence of definitive documentation regarding approval, and (4) other process-related issues. These included annual grants to existing employees and officers and option grants made to new hires or to employees recently promoted.

The restated condensed consolidated financial statements for the period ended December 31, 2005 contained in this quarterly report reflect corrections resulting from the reviews described above by the Special Committee and management, including the related payroll tax effects, as well as other reviews of other accounting matters by management. This restatement is more fully described in Note 3, “Restatement of Condensed Consolidated Financial Statements,” of Notes to Condensed Consolidated Financial Statements.

We have incurred substantial expenses related to our special investigation and subsequent internal investigation, which began in early fiscal 2007. In addition, we are the subject of several derivative actions filed against certain of our current and former directors and officers as well as an informal investigation launched by the staff of the SEC regarding our past stock option granting practices, as more fully described in Part II, Item 1, “Legal Proceedings.” We have incurred approximately $11.7 million in pretax costs for outside legal counsel fees (including special counsel), external audit firm fees, audit committee fees, and external consulting fees in fiscal 2007 and expect to incur significant additional fees related to the stock option matters and financial statement restatements until we are current with all filings.

Restatement Adjustments

Our restated condensed consolidated financial statements for first quarter of fiscal 2006 incorporate adjustments to correct for errors in stock-based compensation expense, payroll tax expense and other accounting matters, including the income tax impacts related to the restatement adjustments and other tax errors (collectively, the “restatement adjustments”). The table below presents the decrease to net income for the first quarter of fiscal 2006 of the individual restatement adjustments, which are explained in further detail following the table (in thousands, except per share data):

First Quarter of Fiscal 2006
Stock-based compensation
Annual grants to employees	$428
Annual grants to officers	128
Non-annual grants to employees	90
Non-annual grants to officers	3
Total stock-based compensation expense	649

Payroll taxes, interest and penalties	87
Total stock-based compensation adjustments	736

Other miscellaneous accounting adjustments
Correction of Lambda Physik purchase accounting	138
Correction of accounting for asset retirement obligations	69
Classification of unrealized foreign exchange losses on intercompany note	40
247
Total adjustments to income before income taxes	983
Income tax benefit	(504)

Total decrease to net income	$479

Decrease in diluted earnings per share	$0.02

Stock-Based Compensation Summary—These adjustments are from management’s determination, based upon the Special Committee’s investigation and our subsequent reviews and analyses that the initially recorded measurement dates for various categories of option grants during the Relevant Period were incorrect. These categories were:

•      Annual grants to employees.  We determined that the appropriate measurement date for annual grants to employees was the date on which evidence indicates the allocation of the options to the individual employees was substantially complete, as further described below. As a result, annual grants for an aggregate of 4,749,940 shares through the first quarter of fiscal 2006 were remeasured and accounted for as fixed awards under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” or APB 25, for periods prior to fiscal 2006 and under Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)), effective October 2, 2005 and thereafter, using the methodologies described below under “Accounting Considerations—Stock-Based Compensation.”

•      Annual grants to officers.  For annual grants to officers during fiscal years 1995, 1996, 1997, 1999, 2000 and 2002, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under “Accounting Considerations—Stock-Based Compensation”, and accounted for these grants as fixed awards under APB 25 or SFAS 123(R), as applicable. The grants represented options to purchase an aggregate of 1,251,500 shares through the first quarter of fiscal 2006. For annual grants to officers during other fiscal years during the Relevant Period, management determined that the original measurement date was properly determined.

•      Non-annual grants to employees.  Non-annual grants to employees are initial grants to newly hired employees or incremental grants to existing employees upon their promotion. For non-annual grants to employees, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under “Accounting Considerations—Stock-Based Compensation”, and accounted for these grants as fixed awards under APB 25 or SFAS 123(R), as applicable. The grants represented options to purchase an aggregate of 2,380,150 shares through the first quarter of fiscal 2006.

•      Non-annual grants to officers.  Non-annual grants to officers are initial grants to newly hired officers or incremental grants upon an existing employee’s promotion to an officer position. For non-annual grants to officers, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under “Accounting Considerations—Stock-Based Compensation”, and accounted for these grants, which represented options to purchase an aggregate of 351,500 shares through the first quarter of fiscal 2006, as fixed awards under APB 25 or SFAS 123(R), as applicable.

Payroll taxes, interest and penalties—In connection with the stock-based compensation charges included in the restatement, certain options previously classified as Incentive Stock Options (“ISO”) were determined to have been granted with an exercise price below the fair market value of our stock on the revised measurement date. Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore might not qualify for ISO tax treatment. We refer to these stock options as the “Affected ISOs.” The potential disqualification of ISO status exposes us to additional payroll related withholding taxes on the exercise of options granted to U.S. employees, and interest and penalties for failing to properly withhold taxes on the exercise of those options. Additionally, we recorded tax, interest, and penalty expenses with respect to certain options granted in the U.K. which were determined to have been granted with an exercise price below the fair market value of our common stock on the revised measurement date (“U.K. Options”). The tax, interest and penalty expenses were recorded in the periods in which the underlying stock options were exercised. Then, in periods in which the liabilities were legally extinguished due to statutes of limitations, the expenses were reversed and recognized as a reduction in the related functional expense in our consolidated statements of operations. The net U.S. and U.K. tax liabilities at December 30, 2006 for this potential disqualification of ISO tax treatment for the Affected ISO’s and the U.K. Options totaled $1.2 million.

Management and the Board are considering possible ways to address the impact that Section 409A of the Internal Revenue Code (“IRC”) may have as a result of the exercise price of stock options being less than the fair market value of our common stock on the revised measurement date. IRC Section 409A imposes significant additional taxes to our employees on stock options granted with an exercise price lower than the fair market value on the date of grant that vest after December 31, 2004. The Internal Revenue Service (“IRS”) has issued transition rules under IRC Section 409A that allows for a correction, or “cure”, for non-exercised, non-executive options subject to IRC Section 409A. We continue to evaluate the potential corrections or cures in light of the additional time relief granted by the IRS through December 2008.

Other miscellaneous accounting adjustments—In addition to stock-based compensation related charges, we recorded adjustments to correct errors in the condensed consolidated financial statements for the fiscal 2006 periods that had not been previously reflected in our condensed consolidated financial statements. These restatements relate to the correction of errors in the purchase accounting related to our acquisition of a 39.62% interest in Lambda Physik in fiscal 2003, the failure to adopt the provisions of SFAS 143 and the correction of the classification of unrealized foreign exchange gains and losses related to an intercompany note.

Income tax benefit—We reviewed the income tax effect of the stock-based compensation charges, and we believe that the proper income tax accounting for U.S. stock options under GAAP depends, in part, on the tax distinction of the stock options as either ISOs or non-qualified stock options (“NSOs”). Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant. Because of the potential impact of the measurement date changes on the qualified status of “Affected ISOs,” we have determined that all Affected ISOs might not be qualified ISOs under the tax regulations, and therefore should be accounted for as if they were NSOs for income tax accounting purposes. The Company recorded a tax benefit with respect to the Affected ISOs. To the extent an ISO was not disqualified through a “same day sale” or sold before fulfilling the holding period requirements related to the Affected ISOs, the recorded tax asset was written off to earnings when the statute of limitations for the year of exercise closed.

We have recorded a net income tax benefit of approximately $5.1 million in connection with the stock-based compensation related expense during the period from fiscal year 1995 through December 31, 2005. The recognized tax benefit related to affected stock options granted to officers was limited due to the potential non-deductibility of the related expenses under IRC Section 162(m). This IRS rule limits the amount of executive compensation that may be deducted for U.S. tax purposes under certain circumstances. We did not record a tax benefit or deferred tax asset for affected stock options granted to non-U.S., non-U.K. and certain non-German employees because we determined that we could not receive tax benefits outside of the U.S., U.K. and Germany. The net tax benefit has resulted in an increase of our deferred tax assets for all U.S. and UK affected stock options and certain German affected stock options prior to the exercise or forfeiture of the related options. Upon exercise or cancellation of the underlying options, the excess or deficiency in deferred tax assets are written-off to either expense or additional paid-in capital in the period of exercise or cancellation.

Further, we have recorded additional restatements to income taxes to record the effect of errors identified in the accounting for income tax contingencies resulting from the misapplication of information available at the date of the misstatement as well as the tax effects of the other miscellaneous accounting adjustments.

Accounting Considerations—Stock-Based Compensation

Prior to the adoption of SFAS 123(R) in fiscal 2006, we originally accounted for all employee, officer and director stock option grants as fixed grants under APB 25, using the recorded grant date as the measurement date. We issued all grants with an exercise price equal to the fair market value of our common stock on the recorded grant date, and therefore originally recorded no stock-based compensation expense.

The Special Committee concluded that the measurement dates for certain stock option grants differed from the recorded grant dates for such grants. As described in APB 25, the measurement date is the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price are known with finality. Using the methodologies described below we revised the measurement dates for the indicated option grants during the Relevant Period, and we refer to these revised measurement dates as the “Revised Measurement Dates”. For periods prior to fiscal 2006, we calculated stock-based compensation expense under APB 25 based upon the intrinsic value as of the Revised Measurement Dates of stock option awards determined to be “fixed” awards under APB 25 and the vesting provisions of the underlying options through October 1, 2005. We calculated the intrinsic value on the Revised Measurement Date as the closing price of our common stock on such date as reported on the Nasdaq National Market, now the Nasdaq Global Market, less the exercise price per share of common stock as stated in the underlying stock option agreement, multiplied by the number of shares subject to such stock option award. We recognized these amounts as compensation expense on a straight-line basis over the vesting period of the underlying options. Effective October 2, 2005, we adopted the fair value recognition provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. Therefore, subsequent to fiscal 2005, we calculated stock-based compensation expense based upon the fair value as of the Revised Measurement Date in accordance with the provisions of SFAS 123(R).

The methodology we used to determine the Revised Measurement Dates associated with prior stock option grants was as follows:

Annual grants to employees—For the majority of the annual grants to employees, the process of allocating stock option grants among individual employees continued beyond the recorded grant date. Based on available evidence, we have determined that the appropriate measurement date for annual grants to employees was the earliest date on which evidence indicates the allocation of the options to the individual employees was substantially complete. We defined substantially complete as the point at which evidence indicated that 96% or greater of the grant records had been determined with finality. Such determination was based on the earliest of the three following actions that could be verified with available evidence: (1) on evidence of a substantially complete listing of options allocated to individual employees, (2) on evidence of communication stating that the process was complete supported by records being added into our stock option database application prior to, on or within two days of such communication or (3) on evidence of dates that the employee records of the grants of the stock option were added to the stock option database application (the “record added date”), where evidence of a substantially complete listing of options allocated to individual employees was not available.

After the date on which substantially all granting activities were completed, there were an insignificant number of changes to option awards attributable to circumstances such as the effective cancellation of a grant because of an employee’s termination, or additions due to administrative error corrections, promotion or individual performance reassessment. Where option awards were added subsequent to the date the allocation process was substantially complete, we have determined that each award was a separate grant with its own measurement date and that this subsequent addition was not indicative that the broader granting process for such annual awards had failed to be completed by the Revised Measurement Date. Measurement dates for individual awards which were not substantially complete by the Revised Measurement Date were determined based on the earlier of (1) the date the additions were communicated to the stock administrator for addition to the annual grant pool, (2) the record added date or (3) for periods prior to the implementation of the current stock administration system, the print date of the Notice of Grant.

Annual grants to officers—For annual grants to officers during fiscal years 1995, 1996, 1997, 1999, 2000 and 2002, the grants were awarded between Board meeting dates and in certain cases between committee meeting dates, and there is a lack of evidence that the price and number of shares were determined with finality as of the recorded grant date.

Based on available evidence, we have determined that the appropriate measurement date for annual grants to officers was the date on which evidence indicates that both the shares awarded to the officers and the exercise price of those shares was known with finality. Such determination was based on the earliest date of the three following actions that could be verified with available evidence: (1) the date that the specific number of shares for each officer was approved for grant by the Board as evidenced by the minutes of the Board of Directors meeting, providing that the approval occurred prior to the submission of the applicable Form 3 or Form 4 to the Securities and Exchange Commission (“SEC”); (2) the record added date, providing that the record was added prior to the submission of the applicable Form 3 or Form 4 to the SEC; or (3) the date of submission of the applicable Form 3 or Form 4 to the SEC.

Non-annual grants to employees—Non-annual grants to employees are initial grants to newly hired employees or incremental grants to existing employees upon their promotion. For non-annual grants to employees prior to June 2003, our stated process was to select the grant date to be the Monday after the Human Resources department requested the award. On June 5, 2003, we strengthened our process to require the signature of the Executive Vice President of HR on all award requests with the grant date to be the Monday after receipt of such signature. Beginning on June 7, 2006, we changed our process to require three members of an equity grant committee, established by the Board and the Board’s Compensation and H.R. Committee, to meet only on a fixed date once a month to consider any requested awards, with the award effective on such date or, in the event action was required by written consent, the action would be effective on the date the last consent signature was received.

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

Non-employee director automatic stock option grants—Our 1990 and 1998 Directors’ Option Plans provide for the automatic and non-discretionary grant of non-statutory stock options to our non-employee directors, such that the grants require no independent action of the Board of Directors. The 1998 Directors’ Plan replaced the 1990 Directors’ Plan which expired on December 8, 1999 and was approved by stockholders on March 17, 1999. From 1995 through March 27, 2003, under both Plans, each non-employee director was automatically granted a non-discretionary grant of a non-statutory stock option to purchase 20,000 shares of common stock upon appointment as a member of the Board, and each non-employee director was granted a non-discretionary grant of a non-statutory stock option to purchase 5,000 shares of our common stock on the date of and immediately following each Annual Meeting of Stockholders. The 1998 Directors’ Plan was amended by the Stockholders on March 23, 2003 to increase the automatic non-discretionary grant of a non-statutory stock option to purchase shares of common stock upon appointment as a member of the Board from 20,000 to 30,000 shares (“Initial Grant”) and to increase the non-discretionary grant of a non-statutory stock option to purchase shares of our common stock on the date of each Annual Meeting of Stockholders from 5,000 shares to 12,000 shares (“Subsequent Grant”). The Plans provide that the exercise price shall be equal to the fair market value of the common stock on the date of the grant of the options. On March 30, 2006, the 1998 Directors Plan was further amended to reduce the Initial Grant from 30,000 to 24,000 shares and the Subsequent Grant from 12,000 to 6,000 shares. In addition, non-employee directors receive a RSU of 2,000 shares upon first joining the Board of Directors and an award of restricted stock units of 2,000 shares on each Annual Meeting of Stockholders where such director is reelected.

We have determined that, as a result of administrative errors, a total of five automatic grants representing initial options to purchase a total of 140,000 shares under the 1998 Directors’ Plan upon the appointment of five of our directors to the Board of Directors were documented as having been made on dates other than as set forth in the 1998 Directors’ Option Plan. We have corrected the documentation of these grants to reflect the correct dates and exercise prices, as automatically established under the 1998 Directors’ Option Plan. Because these actions were corrections of administrative errors in the documentation, rather than changing any of the terms of the stock option grants as automatically granted, we determined that there was no accounting charge to be recognized in connection with these corrections, as the correct measurement date was the date of grant as automatically established by the 1998 Directors’ Option Plan, and the exercise price was the fair market value of our common stock on the correct measurement date.

Although we determined that there is no accounting charge resulting from the administrative correction, the administrative correction did result in an increase of the exercise price for each of the five grants. Four of such directors have expressly agreed to the correction to increase the exercise prices of certain of such grants to purchase 107,800 shares. The fifth director’s option expired unexercised; therefore no such agreement was needed. Further, the three directors who exercised misdocumented grants have reimbursed us for the difference between the aggregate exercise price as misdocumented and as corrected, in the amounts of $1,195, $1,100 and $1,272, respectively.

Related Proceedings

Between February 15, 2007 and March 2, 2007, three purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of Coherent’s current and former officers and directors. Coherent is named as a nominal defendant. The complaints generally allege that the defendants breached their fiduciary duties and violated the securities laws in connection with the granting of stock options, the accounting treatment for such grants, the issuance of allegedly misleading public statements and stock sales by certain of the individual defendants. On May 29, 2007, these lawsuits were consolidated under the caption In re Coherent, Inc. Shareholder Derivative Litigation, Lead Case No. C-07-0955-JF (N.D. Cal.). On June 25, 2007, plaintiffs filed an amended, consolidated complaint. The consolidated complaint asserts causes of action for alleged violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty and/or aiding and abetting breaches of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, insider selling and misappropriation of information. The consolidated complaint seeks, among other relief, disgorgement and damages in an unspecified amount, an accounting, rescission of allegedly improper stock option grants, punitive damages and attorneys’ fees and costs.

Our Board of Directors has appointed a Special Litigation Committee (“SLC”) comprised of independent director Sandeep Vij to investigate and evaluate the claims asserted in the derivative litigation and to determine what action(s) should be taken with respect to the derivative litigation. The SLC’s investigation is ongoing.

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

Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Failure to obtain anticipated orders due to delays or cancellations of orders could have a material adverse effect on our revenue. In addition, pressures from customers to reduce our prices or to modify our existing sales terms may result in material harm to our revenue in future periods.

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

At December 30, 2006, we had $110.7 million of goodwill and purchased intangible assets on our consolidated balance sheet. At December 30, 2006, we had $148.9 million of property and equipment on our consolidated balance sheet. As no impairment indicators were present during the first quarter of fiscal 2007 except for an indicator related to the Auburn facility, we believe these values remain recoverable.  In the first quarter of 2007, we evaluated the Auburn facility for potential impairment and determined that no impairment existed.

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

Stock-Based Compensation

Effective October 2, 2005, we adopted the fair value recognition provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R). SFAS 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the underlying stock. The expected stock price volatility assumption was determined using a combination of historical volatility and market-based implied volatility.

Prior to October 2, 2005, our stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). We had a restatement of our condensed consolidated financial statements as described in “Restatement of Condensed Consolidated Financial Statements”.  See also the explanatory note in Part I of this Form 10-Q and Note 3, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.  In accordance with SFAS 123(R), as of October 1, 2005, previously recorded deferred compensation of $3,699,000 has been eliminated with a corresponding reduction to additional paid-in capital.

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

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws.  Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	First Quarter
	Fiscal 2007	Fiscal 2006	Change	% Change
		(As Restated)
	(Dollars in thousands)

Bookings	$136,208	$131,659	$4,549	3.5%
Net sales	$147,509	$130,994	$16,515	12.6%
Gross profit as a percentage of net sales	42.0%	42.7%	(0.7)%	(1.7)%
Research and development as a percentage of net sales	12.4%	11.3%	1.1%	10.3%
Income before income taxes	$13,362	$9,697	$3,665	37.8%
Cash provided by operating activities	$28,734	$20,600	$8,134	39.5%
Days sales outstanding in receivables	58.0	57.9	0.1	0.1%
Days sales outstanding in inventories	60.9	67.7	(6.8)	(10.0)%
Capital spending as a percentage of net sales	3.4%	3.1%	0.3%	10.0%

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

First quarter bookings increased 3.5% from the same quarter one year ago.  Increases in the materials processing, microelectronics, scientific and government programs and OEM components and instrumentation markets were partially offset by a decrease in the graphic arts and display market.

Bookings in the materials processing market increased significantly from the same quarter one year ago. The demand shift towards Asia is accelerating and seasonality continues to diminish. Product diversity is growing as customers are using solid-state and excimer products along with CO2 products.  Both patterns were evident in order flow from existing and new customers.  Product marking and coding as well as textile processing remain strong applications and we have seen a recent pick-up in lasers used for diamond processing.  There is much interest in fiber laser technology and we continue to explore fiber technology and how it may benefit customers in our various markets.

Microelectronics bookings increased from the comparable prior year quarter, but decreased significantly from the fourth quarter of fiscal 2006. Orders for semiconductor capital applications were mixed during the first quarter of fiscal 2007, with continued demand for lasers used in photomask writing and repair, inspection, and metrology from existing accounts.  New business was slower than expected due primarily to delayed product introductions from customers. Activity in advanced packaging applications was also mixed.  The via drilling market exhibited continued softness as capacity demands eased, but, the laser direct imaging market is gaining momentum as the benefits of this technology are reaching more and more customers.  We are focused on the production ramp of LDI lasers as well as the introduction of new products that will drive higher returns on investment for the end customer.  Activity was brisk in the flat panel display market during the first quarter of fiscal 2007. We also introduced the LSX540C™, the latest in excimer laser technology for the annealing market.  The 540C delivers high performance and throughput, which reduces the cost per processed panel.  There is also considerable action in the OLED market where the annealing solution may be a visible rather than UV laser.  We are also well positioned in this technology class.

Bookings in the scientific and government programs market increased from the same quarter in the prior year, but decreased slightly from the fourth quarter of fiscal 2006.  Orders in the first quarter of fiscal 2007 were good, following our historically strong fourth quarter.  We saw continued demand for core products including Chameleon, Mira and Vitesse.  We also launched several new products at the Photonics West trade show.  The Chameleon Ultra II™ is the latest version in this product family that delivers higher performance for biological imaging applications.  The Legend Elite™, an amplified system used largely by physicists and chemists, offers enhanced stability and delivers greater performance than its predecessors.  The OPerA Solo™ is the first fully integrated optical parametric oscillator, a device which creates a broad spectrum of colors when used in conjunction with an amplifier system like the Legend Series.  On a geographic basis, North America was slower following a strong fourth quarter of fiscal 2006.  Europe posted its highest bookings in eight quarters and results in the Pacific Rim and Japan were similar to those in the fourth quarter of fiscal 2006.

Bookings in the OEM components and instrumentation market increased from the same quarter a year ago and the fourth quarter of fiscal 2006 as bioinstrumentation orders remained strong from established and emerging accounts.  This is very encouraging since competitors are trying to position themselves for part of this business.  New procurement policies in China for medical equipment are being clarified and the market is improving.  Our yellow OPS laser has established solid traction in the ophthalmic market. Multiple customers plan to release next generation products using the OPS platform, scheduled to hit the market over the next 18 to 24 months.

Bookings in the graphic arts and display market decreased during the first quarter of fiscal 2007 primarily due to erosion in the high volume printing business. The printing market continues to gravitate towards infrared solutions. The printing market is highly competitive for our customers and is very price sensitive.  In the first three quarters of fiscal 2006, we had been shipping a high performance product called an IAB to a single customer; the end market pricing and demand for the tool in which it is used has declined dramatically.  Our bookings have decreased due to our decision to not lower our prices to retain this business.  We continue to make progress in the use of OPS lasers for display with the shipment of additional units to various customers for development work.  Interest has expanded beyond the consumer electronics market into large format display including simulators and cinema.  We announced a non-exclusive licensing agreement for consumer display applications with OSRAM in December 2006.

Net Sales

Net sales include sales of lasers, precision optics, related accessories and service contracts.  Net sales for the first fiscal quarter increased 12.6% from the same quarter one year ago.  For a more complete description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the first quarter decreased to 42.0% from 42.7% in the same quarter one year ago. For a more complete description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage increased to 12.4% from 11.3% in the first fiscal quarter from the same quarter one year ago.  For a more complete description of the reasons for changes in R&D percentage refer to the “Results of Operations” section of this quarterly report.

Net Cash Provided by Operating Activities

Net cash provided by operating activities shown on our Condensed Consolidated Statements of Cash Flows primarily represents the excess of cash collected from billings to our customers and other receipts over cash paid to our vendors for expenses and inventory purchases to run our business.  This amount represents cash generated by current operations to pay for equipment, technology, and other investing activities, to repay debt, fund acquisitions, repurchase our common stock and for other financing purposes.  We believe this is an important performance indicator since cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth.  We believe generating positive cash from operations is an indication that our products are achieving a high level of customer satisfaction and that we are appropriately monitoring our expenses, inventory levels and cash collection efforts.  For a more complete description of the reasons for changes in Net Cash Provided by Operating Activities refer to the “Liquidity and Capital Resources” section of this quarterly report.

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more cash flow available.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in receivables for the first quarter of fiscal 2007 increased 0.1 days from the same quarter one year ago.

Days Sales Outstanding in Inventories

We calculate DSO in inventories as net inventories at the end of the period divided by net sales of the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in inventories indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more cash flow available.  The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in inventories for the first quarter of fiscal 2007 decreased 6.8 days from the same quarter one year ago primarily due to better management of inventory levels in relation to sales volumes and the outsourcing of non-core production to contract manufacturers.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 3.4% for the first quarter from 3.1% for the same quarter one year ago.  The increase was primarily due to higher investments in information technology and manufacturing equipment.  We anticipate that capital spending for fiscal 2007 will be approximately 4% of net sales.

SIGNIFICANT EVENTS

In September 2005, our Board of Directors authorized a share repurchase program of up to 1.5 million shares of our common stock. Under the terms of the repurchase program, purchases could be made from time to time in both the open market and in private transactions, as conditions warrant. During fiscal 2006, we purchased and cancelled a total of 721,942 shares of our common stock for approximately $22.3 million. The program was suspended during the first quarter of fiscal 2007 due to our internal stock option investigation and expired on September 30, 2007.

On February 21, 2006, we entered into a definitive agreement to acquire Excel Technology, Inc. (“Excel”), a manufacturer of photonics-based solutions, consisting of laser systems and electro-optical components, primarily for industrial, commercial, and scientific applications. The acquisition was to be an all-cash transaction at a price of $30.00 per share of Excel common stock, for a total approximate offer value of $376 million before fees and transaction costs. The completion of the acquisition was subject to customary closing conditions, including regulatory approvals. On October 25, 2006 we received a prohibition order from the German Federal Cartel Office (FCO) regarding our proposed acquisition. The acquisition had previously been approved by antitrust authorities in the United States. None of the multiple remedy proposals offered by Coherent to the FCO addressing the overlap in the low-power carbon-dioxide laser market were satisfactory to the FCO. On November 1, 2006, we received notice from Excel that it was terminating the merger agreement. As a result, our fourth quarter fiscal 2006 results included a pre-tax charge of $5.9 million for previously capitalized costs related to the proposed Excel acquisition.  In addition, our results for the first quarter of fiscal 2007 include a pretax charge of $0.3 million for additional costs incurred during the period related to the terminated merger agreement.

On March 10, 2006 we issued $200.0 million of 2.75% convertible subordinated notes due March 2011. The notes were unsecured and subordinate to all existing and future senior debt. The notes were scheduled to mature on March 1, 2011, unless earlier redeemed or converted. Interest on the notes was payable in cash semi-annually in arrears on March 1 and September 1 of each year.

On December 15, 2006, we received a letter from U.S. Bank National Association (“the trustee”) for the holders of the outstanding principal amount of 2.75% convertible subordinated notes due 2011 stating that we had violated certain provisions in the Indenture dated March 13, 2006 (the “Indenture”) as a result of our failure to file our annual report for fiscal 2006 with the SEC. The indentures provided that such a default could be cured by making that filing with the SEC within 60 days after the receipt by us of the notice of default. The indentures also provided that such a default, if not cured by that date, would give certain holders and the trustee the right to accelerate the maturity of the notes. We did not cure the default within 60 days after the receipt by us of the notice of default. On August 17, 2007, as amended by an addendum delivered on August 20, 2007, we received a letter from the trustee under the Indenture declaring the principal amount and accrued and unpaid interest, plus additional interest under the notes, to be immediately due and payable pursuant to the Indenture due to our failure to file reports required to be filed with the SEC and delivered to the trustee under the Indenture and Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended. The aggregate amount due and payable under the notes including interest was $202,984,067, which we paid on August 21, 2007.

In April 2007, we acquired Nuvonyx, Inc., a technology leader in high-power laser diode components, arrays, and industrial laser systems for materials processing and defense applications for approximately $14.0 million in cash, net of acquisition costs of $0.3 million. Nuvonyx produces high power arrays with powers in excess of 50 Kilowatts through its proprietary cooling and stacking technologies. The industrial laser systems are used for cladding and hardening of metals, joining materials, and other materials processing applications.

In September 2007, we sold substantially all of the net assets of our U.K. subsidiary, Coherent Imaging Optics Limited (CIOL), to CVI Laser (CVI) for $6.5 million, resulting in an after-tax gain on the sale of $0.8 million. In September 2007, we sold our Condensa building in Santa Clara, California for approximately $24.8 million, resulting in a capital gain of approximately $3.6 million in the fourth quarter of fiscal 2007. In September 2007, we also sold our Auburn campus in Auburn, California, for approximately $9.8 million, resulting in a capital loss of approximately $12.6 million in the fourth quarter of fiscal 2007.

On December 18, 2007, we announced that the Securities and Exchange Commission (“SEC”) notified us that it had denied our motion to stay the decision of the NASDAQ Stock Market LLC (“Nasdaq”), to suspend and delist our common stock.  Therefore, effective at the opening of business on Wednesday, December 19, 2007, our common stock was suspended from trading on the Nasdaq Global Market, and was subsequently delisted. Following our delisting from the Nasdaq Global Market, we began trading on the Pink Sheet Electronic Quotation Service.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	December 30, 2006	December 31, 2005
		(As Restated)
Net sales	100.0%	100.0%
Cost of sales	58.0%	57.3%
Gross profit	42.0%	42.7%
Operating expenses:
Research and development	12.4%	11.3%
In-process research and development	—%	0.5%
Selling, general and administrative	22.7%	22.8%
Restructuring and other charges (recoveries)	0.1%	—%
Amortization of intangible assets	1.3%	1.9%
Total operating expenses	36.5%	36.5%
Income from operations	5.5%	6.2%
Other income (expense):
Interest and dividend income	4.1%	1.4%
Interest expense	(1.2)%	(0.2)%
Other—net	0.7%	(0.1)%
Total other income, net	3.6%	1.1%
Income before income taxes	9.1%	7.4%
Provision for income taxes	1.8%	0.7%
Net income	7.3%	6.7%

Net income for the first quarter of fiscal 2007 was $10.8 million ($0.33 per diluted share) including $1.0 million of after-tax costs related to our internal stock option investigation and litigation and $0.2 million after-tax in Excel Technology acquisition related costs. First quarter fiscal 2007 results also included approximately $2.2 million after-tax of stock-based compensation expense as required by SFAS 123(R). Net income for the first quarter of fiscal 2006 was $8.8 million ($0.28 per diluted share) including a one-time tax benefit of approximately $1.8 million, an after-tax facility closure charge of $0.4 million and an after-tax charge of $0.4 million for in-process research and development (IPR&D) related to our purchase of the assets of Iolon.  First quarter fiscal 2006 results also included approximately $2.5 million of after-tax stock-based compensation expense as required by SFAS 123(R).

NET SALES

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales (dollars in thousands):

	First Quarter Fiscal 2007		First Quarter Fiscal 2006
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$55,730	37.8%	$42,568	32.5%
OEM components and instrumentation	34,192	23.2%	31,685	24.2%
Materials processing	19,374	13.1%	18,279	14.0%
Scientific and government programs	32,941	22.3%	29,676	22.6%
Graphic arts and display	5,272	3.6%	8,786	6.7%
Total	$147,509	100.0%	$130,994	100.0%

Net sales for the first quarter of fiscal 2007 increased by $16.5 million, or 13%, compared to the first quarter of fiscal 2006, with increases in the microelectronics, scientific and government programs, OEM components and instrumentation and materials processing markets partially offset by decreases in the graphic arts and display market.

The increase in the microelectronics market of $13.2 million, or 31%, was primarily due to higher sales in advanced packaging applications, including laser direct imaging and via drilling.  Scientific and government program sales increased $3.3 million, or 11%, due to higher demand for pumping, measuring and advanced research applications used by universities.  The increase in the OEM components and instrumentation market of $2.5 million, or 8%, was due primarily to increased bioinstrumentation sales and increased royalty revenues.  Sales in the material processing market increased $1.1 million, or 6%, primarily due to higher commercial laser shipments for non-metal cutting and marking applications.  Graphic arts and display market sales for the quarter decreased $3.5 million, or 40%, primarily due to lower shipments of individually addressable semiconductor bar for reprographics applications.

Although we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

GROSS PROFIT

Our gross profit rate decreased to 42.0% from 42.7% in the first quarter of fiscal 2007, compared to the same period one year ago.

The 0.7% decrease in gross profit was primarily due to higher warranty and installation (0.8%) costs and lower product margins (0.7%) due to higher royalty revenue at 100% margins in the prior year’s quarter and less favorable sales mix primarily in the semiconductor business partially offset by more favorable results (0.9%) from improved yields and lower rework related costs.

Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations.

OPERATING EXPENSES:

	First Quarter
	Fiscal 2007		Fiscal 2006
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
			(As Restated)
	(Dollars in thousands)
Research and development	$18,322	12.4%	$14,748	11.3%
In-process research and development	—	—%	690	0.5%
Selling, general and administrative	33,484	22.7%	29,888	22.8%
Restructuring and other charges (recoveries)	137	0.1%	—	—%
Amortization of intangible assets	1,943	1.3%	2,444	1.9%
Total operating expenses	$53,886	36.5%	$47,770	36.5%

Research and development (“R&D”) expenses increased $3.6 million, or 24%, during the first quarter of fiscal 2007 compared to the comparable period one year ago. The increase is primarily due to lower net reimbursements from customers for development projects ($1.9 million), higher headcount related costs and spending on projects ($1.4 million) and $0.2 million higher charges for deferred compensation plan liability gains.

The in-process research and development (“IPR&D”) charge recognized in the first quarter of fiscal 2006 resulted from our acquisition of Iolon.

Selling, general and administrative (“SG&A”) expenses increased $3.6 million, or 12% during the first fiscal quarter of 2007 compared to the comparable period one year ago. The increase was primarily due to $1.7 million of costs related to our internal stock option investigation, higher headcount-related spending ($1.6 million) including commissions, $0.8 million higher gains on deferred compensation plan liabilities and higher facilities and facilities repair costs ($0.3 million), partially offset by a $0.6 million facility closure charge in the first quarter of fiscal 2006 and $0.2 million lower stock-based compensation expense under SFAS 123(R).

Restructuring and other charges (recoveries) during the first quarter of fiscal 2007 were related to the $0.3 million write-off of Excel acquisition related costs, primarily comprised of legal and consulting fees partially offset by $0.2 million in adjustments to the estimated contractual obligation for lease and other facility costs of a previously vacated building, net of estimated sublease income.

Amortization of intangible assets decreased $0.5 million, or 20% in the first quarter of fiscal 2007 from the same period one year ago. The decreases were primarily due to lower amortization of intangibles related to our 2005 TuiLaser acquisition.

OTHER INCOME (EXPENSE)

Other income, net of other expense, increased $3.8 million during the first quarter of fiscal 2007 compared to the same quarter one year ago. The increase was primarily due to higher interest income ($4.2 million) as a result of higher cash, cash equivalents and short-term investment balances and higher returns, higher gains on deferred compensation plan assets ($0.8 million) and lower foreign currency exchange net losses ($0.4 million), partially offset by higher interest expense ($1.5 million) primarily due to interest on the convertible subordinated notes.

INCOME TAXES

The effective tax rate on income before income taxes for the first quarter of fiscal 2007 of 19.5% was lower than the statutory rate of 35.0% due primarily to the benefit of foreign tax credits and research and development tax credits, partially offset by permanent differences related to deemed dividend inclusions under the Subpart F tax rules.

The effective tax rate on income before income taxes for the first quarter of fiscal 2006 of 8.9% was lower than the statutory rate of 35.0% primarily due to increased use of export tax incentives and California R&D tax credits, as well as a benefit of $1.8 million resulting from the consolidation of two wholly-owned subsidiaries in Japan.  The income of one of the Japanese subsidiaries and a portion of the income of its German parent that were previously treated as permanently reinvested were deemed distributed to the United States and the income and associated tax credits of these entities were currently reported for U.S. tax purposes.

STOCK-BASED COMPENSATION

Effective October 2, 2005, we adopted the fair value recognition provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the fair value at the applicable measurement date estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005 was based on the fair value at the applicable measurement date estimated in accordance with the provisions of SFAS 123(R).

Total pretax compensation cost for our option and ESPP plans in the first quarter of fiscal 2007 was $2.4 million and $0.4 million, respectively.  Total pretax compensation cost for our restricted stock plan and performance restricted stock plan in the first quarter of fiscal 2007 was $0.5 million and $0.3 million, respectively. Total pretax compensation cost for our option and ESPP plans in the first quarter of fiscal 2006 was $3.1 million and $0.3 million, respectively.  Total pretax compensation cost for our restricted stock plan in the first quarter of fiscal 2006 was $0.3 million.  During the first quarter of fiscal 2007, $0.4 million for all stock plans was capitalized into inventory, $0.4 million was amortized to cost of sales and $0.5 million remained in inventory at December 30, 2006.  At December 30, 2006, the total compensation cost related to unvested stock-based options and awards granted to employees under our stock option plans but not yet recognized was approximately $11.2 million, net of estimated forfeitures of $0.8 million.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.  At December 30, 2006, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $0.5 million.  This cost was written off in the second quarter of fiscal 2007 as the stock purchase plan was suspended and employee contributions made to date were returned while the Special Committee conducted a voluntary review of our historical stock option practices. We had 288,365 shares of restricted stock outstanding at December 30, 2006 and 299,044 restricted shares outstanding at September 30, 2006.

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

	First Quarter
	Fiscal 2007	Fiscal 2006
		(As Restated)
	(in thousands)
Net cash provided by operating activities	$28,734	$20,600
Sales of shares under employee stock plans	3,784	3,596
Repurchase of common stock	—	(8,599)
Capital expenditures	(5,037)	(4,068)
Acquisition of businesses, net of cash acquired	—	(4,455)
Net payments on debt borrowings	(1)	—

Net cash provided by operating activities increased by $8.1 million for the first quarter of fiscal 2007 compared to the same period one year ago. The increase was primarily due to higher cash flows from accounts receivable resulting from sales growth and improved collections, income taxes payable, other current and noncurrent liabilities partially offset by lower cash flows from accounts payable, other receivables and prepaid expenses and deferred tax assets. We believe that cash provided by operating activities will be adequate to cover our working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital.  We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

We intend to continue pursuing acquisition opportunities at valuations we believe are reasonable based upon market conditions.  However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments.  Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us.  We expect to fund future acquisitions through unrestricted cash balances and cash flows from operations.  If required, we will look for additional borrowings or consider the issuance of securities.  The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value at the time and the willingness of potential sellers to accept it as full or partial payment.

Additional sources of cash available to us included a multi-currency line of credit and bank credit facilities totaling $22.3 million as of December 30, 2006, of which $22.2 million was unused and available. These credit facilities were used in Europe during the first quarter of fiscal 2007.

Our ratio of current assets to current liabilities was 2.4:1 at December 30, 2006 compared to 6.0:1 at September 30, 2006. The decrease in our ratio from September 30, 2006 to December 30, 2006 is primarily due to the reclassification of our convertible subordinated notes from noncurrent to current at December 30, 2006 and decreases in accounts receivable and partially offset by increases in cash, cash equivalents and short-term investments, deferred tax assets and decreases in other current liabilities.  Our cash position, short-term investments, working capital and current debt obligations are as follows:

	December 30, 2006	September 30, 2006
	(in thousands)
Cash and cash equivalents	$434,826	$445,231
Short-term investments	85,862	48,767
Working capital	456,389	630,817
Total current debt obligations	199,770	8

Current Debt Obligations and Restricted Cash

On March 10, 2006 we issued $200.0 million of 2.75% convertible subordinated notes due March 2011. The notes were unsecured and subordinate to all existing and future senior debt. The notes were scheduled to mature on March 1, 2011, unless earlier redeemed or converted. Interest on the notes was payable in cash semi-annually in arrears on March 1 and September 1 of each year.

On December 15, 2006, we received a letter from U.S. Bank National Association (“the trustee”) for the holders of the outstanding principal amount of 2.75% convertible subordinated notes due 2011 stating that we had violated certain provisions in the Indenture dated March 13, 2006 (the “Indenture”) as a result of our failure to file our annual report for fiscal 2006 with the SEC. The indentures provided that such a default could be cured by making that filing with the SEC within 60 days after the receipt by us of the notice of default. The indentures also provided that such a default, if not cured by that date, would give certain holders and the trustee the right to accelerate the maturity of the notes. We did not cure the default within 60 days after the receipt by us of the notice of default. On August 17, 2007, as amended by an addendum delivered on August 20, 2007, we received a letter from the trustee under the Indenture declaring the principal amount and accrued and unpaid interest, plus additional interest under the notes, to be immediately due and payable pursuant to the Indenture due to our failure to file reports required to be filed with the SEC and delivered to the trustee under the Indenture and Sections 13 and 15(d) of the Securities Exchange Act of 1934. As a result of the violation, the convertible subordinated notes have been classified as current liabilities as of December 30, 2006.  The aggregate amount due and payable under the notes including interest was $202,984,067, which we paid on August 21, 2007.

As part of our tender offer to purchase the remaining outstanding shares of Lambda Physik, we were required by local regulations to have funds available for the offer in an account located in Germany. As of December 30, 2006 and September 30, 2006, we had $2.5 million restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik, which are included in non-current restricted cash on our consolidated balance sheets. At December 30, 2006 and September 30, 2006, we also had $1.3 million and $1.2 million, respectively, in non-current restricted cash related to outstanding long-term debt at a subsidiary.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, obligations under SFAS 143, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of  our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. There have been no material changes in contractual obligations since September 30, 2006. Information regarding our other financial commitments at December 30, 2006 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the first quarter of fiscal 2007 was $28.7 million, which included net income of $10.8 million, depreciation and amortization of $8.2 million, cash provided by operating assets and liabilities of $6.7 million, stock-based compensation expense of $3.5 million, and other items aggregating $0.1 million, partially offset by decreases in net deferred tax assets of $0.6 million.

Cash used in investing activities during the first quarter of fiscal 2007 was $44.6 million, which included $37.1 million, net, purchases of available-for-sale securities, $5.0 million used to acquire property and equipment, invest in information technology and improve buildings and $2.8 million premiums paid on life insurance in our deferred compensation plan, partially offset by $0.1 million proceeds from dispositions of property and equipment and $0.2 million other.

Cash provided by financing activities during the first quarter of fiscal 2007 was $2.0 million, which included $3.8 million generated from our employee stock purchase and stock option plans and $0.1 million excess tax benefits from stock-based payment arrangements partially offset by a decrease in cash overdraft of $1.9 million.

Changes in exchange rates during the first quarter of fiscal 2007 provided $3.5 million, primarily due to the strengthening of the Euro, partially offset by the weakening of the Japanese Yen, in relation to the U.S. dollar.

RECENT ACCOUNTING STANDARDS

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, in May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” (“FSP FIN 48-1”) to amend FIN No. 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise’s tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and the possibility is remote that the taxing authority would reexamine the tax position in the future. The requirements of FIN 48 and FSP FIN 48-1 are effective for our fiscal year beginning September 30, 2007. As of the end of fiscal year 2007, we estimate that our tax contingencies could increase by approximately $1 million to $3 million as a result of the adoption of FIN 48 and FSP FIN 48-1.  This amount would be an adjustment to our retained earnings for fiscal year beginning September 30, 2007.

In September 2006, the SEC issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) addressing how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC Staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 also describes the circumstances where it would be appropriate for a registrant to record a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial as well as the required disclosures to investors. SAB 108 is effective for us for fiscal year 2007. We adopted SAB 108 on October 1, 2006 and our adoption did not have an impact on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted. We have elected not to early adopt and are currently assessing the impact of SFAS 159 on our consolidated financial position and results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 30, 2006, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At December 30, 2006 the fair value of our available-for-sale debt securities was $85.9 million, all of which were classified as short-term investments.  Gross unrealized gains and (losses) on available-for-sale debt securities were $703,000 and ($84,000), respectively, at December 30, 2006.

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

A hypothetical 10% appreciation of the forward adjusted U.S. dollar to December 30, 2006 market rates would decrease the unrealized value of our forward contracts by $11.1 million. Conversely, a hypothetical 10% depreciation of the forward adjusted U.S. dollar to December 30, 2006 market rates would increase the unrealized value of our forward contracts by $11.4 million.

The following table provides information about our foreign exchange forward contracts at December 30, 2006. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at December 30, 2006 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Fair Value Hedges:
Euro	1.2887	$(98,713)	$(101,004)
British Pound Sterling	1.8952	$2,198	$2,270
Japanese Yen	115.8259	$13,684	$13,474
Canadian Dollar	1.1268	$222	$216

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 30, 2006 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of December 2006 because of the material weakness previously disclosed in our annual report on Form 10-K for the year ended September 30, 2006.

Material Weakness and Remedial Efforts

The aforementioned material weakness existed in the Company’s internal control over financial reporting resulting from an operational deficiency in the review and evaluation of significant issues and positions within the Company’s tax provision.  This weakness resulted in incorrect accounting for tax issues and positions that resulted in errors in the recorded and disclosed tax amounts.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations Over Internal Control

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal claims and litigation arising in the ordinary course of business, such as product liability, employment or intellectual property claims, including, but not limited to, the matters described below. The outcome of any such matters is currently not determinable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position or results of operations, an adverse result in one or more matters could negatively affect our results in the period in which they occur.

Derivative Lawsuits

Between February 15, 2007 and March 2, 2007, three purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors. We are named as a nominal defendant. The complaints generally allege that the defendants breached their fiduciary duties and violated the securities laws in connection with the granting of stock options, the accounting treatment for such grants, the issuance of allegedly misleading public statements and stock sales by certain of the individual defendants. On May 29, 2007, these lawsuits were consolidated under the caption In re Coherent, Inc. Shareholder Derivative Litigation, Lead Case No. C-07-0955-JF (N.D. Cal.). On June 25, 2007, plaintiffs filed an amended consolidated complaint. The consolidated complaint asserts causes of action for alleged violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty and/or aiding and abetting breaches of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, insider selling and misappropriation of information. The consolidated complaint seeks, among other relief, disgorgement and damages in an unspecified amount, an accounting, rescission of allegedly improper stock option grants, punitive damages and attorneys’ fees and costs. To date, we have been paying the defense costs of the individual defendants.

In addition, our Board of Directors has appointed a Special Litigation Committee (“SLC”) comprised of independent director Sandeep Vij to investigate and evaluate the claims asserted in the derivative litigation and to determine what action(s) should be taken with respect to the derivative litigation. The SLC has retained legal counsel to assist it. The SLC’s investigation is ongoing.

SEC Inquiry

In 2006, we were advised that the San Francisco District Office of the SEC is conducting an informal inquiry relating to our past granting of stock options. We are cooperating fully with the inquiry.

Income Tax Audits

The Internal Revenue Service (“IRS”) is conducting an audit of our 2003 and 2004 tax returns. The IRS has issued a number of Notices of Proposed Adjustments to these returns. Among other items, the IRS has challenged our research and development credits and our extraterritorial income (“ETI”) exclusion. We have agreed to the various adjustments proposed by the IRS and we believe that we have adequate reserves for these exposures and any other items identified by the IRS as a result of the audit of these tax years. As part of its audit of our 2003 and 2004 years, the IRS has requested information related to our stock option investigation and we will comply with this request and address any issues that are raised in a timely manner.  The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns.

The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We believe that we have adequate reserves for any adjustments that may be proposed by the IRS related to these credits.

The German tax authorities are conducting an audit of our subsidiary in Göttingen for the tax years 1999 through 2005. We believe that we have adequate reserves for any adjustments that may be proposed by the German tax authorities.

Other Matters

As previously disclosed, the Company’s proposed acquisition of Excel Technology, Inc. was the subject of a prohibition decision issued by the German Federal Cartel Office (“FCO”) in October 2006. While the agreement under which the Company was to acquire Excel was terminated, the Company is currently appealing the FCO’s prohibition order to the appellate court in Germany.

ITEM 1A. RISK FACTORS

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

Risks Associated with Our Industry, Our Business and Market Conditions

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

•      the suspension of trading and subsequent delisting of our stock from trading on Nasdaq;

•      costs related to acquisitions of technology or businesses; and

•      distraction of management related to acquisition or divestment activities and the SEC and stock exchange listing processes.

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

Due to these and other factors, we believe that quarter-to-quarter and year-to-year comparisons of our historical operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below public market analysts’ or investors’ expectations, which would likely cause the price of our stock to fall. In addition, over the past several years, the stock market has experienced extreme price and volume fluctuations that have affected the stock prices of many technology companies. There has not always been a direct correlation between this volatility and the performance of particular companies subject to these stock price fluctuations. These factors, as well as general economic and political conditions or investors’ concerns regarding the credibility of corporate financial statements, may have a material adverse affect on the market price of our stock in the future.

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

We have historically been the industry’s high quality supplier of laser systems. We have, in the past, experienced decreases in the average selling prices of some of our products. We anticipate that as competing products become more widely available, the average selling price of our products may decrease. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes, our net sales will decline. In addition, to maintain our gross margins, we must continue to reduce the cost of manufacturing our products while maintaining their high quality. From time to time, our products, like many complex technological products, may fail in greater frequency than anticipated. This can lead to further charges, which can result in higher costs, lower gross margins and lower operating results. Furthermore, as average selling prices of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our operating results could be seriously harmed, particularly if the average selling prices of our products decrease significantly.

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

For the first quarter of fiscal 2007, 68% of our net sales were derived from customers outside of the United States. For fiscal years 2006, 2005, and 2004, 68%, 65% and 61%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. The majority of our foreign sales occur through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign operations and sales are subject to a number of risks, including:

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

We are exposed to lawsuits in the normal course of our business, including product liability claims, if personal injury or death occurs from the use of our products. While we typically maintain customary levels of business insurance, including directors and officer’s policies, litigation can be expensive, lengthy, and disruptive to normal business operations, including the potential impact of indemnification obligations for individuals named in any such lawsuits. We may not, however, be able to secure insurance coverage on terms acceptable to us in the future. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit, including a recall or redesign of products if ultimately determined to be defective, could have a material adverse effect on our business, operating results, or financial condition.

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

Laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of our lasers, laser products and systems involves a highly complex and precise process. As a result of the technological complexity of our products, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve and maintain our projected yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected. We provide warranties on certain of our product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of failure rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods.

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

From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”) enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation that has been or is in the process of being enacted in Japan, China, Korea and various states of the United States may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These re-designs or alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. We believe we comply with all such legislation where our products are sold and we will continue to monitor these laws and the regulations being adopted under them to determine our responsibilities. In addition, we are monitoring legislation relating to the reduction of carbon emissions from industrial operations to determine whether we may be required to incur any additional material costs or expenses associated with our operations. We are not currently aware of any such material costs or expenses. Our failure to comply with any of the foregoing regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in the United States and foreign countries.

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

As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine worldwide tax liabilities. Our future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws. In addition, we are subject to regular examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our operating results and financial condition.

Compliance with changing regulation of corporate governance and public disclosure may create uncertainty regarding compliance matters.

Federal securities laws, rules and regulations, as well as the rules and regulations of self-regulatory organizations such as the Nasdaq and the NYSE, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their chief executive officers, chief financial officers and directors for securities law violations. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. We are committed to maintaining high standards of ethics, corporate governance and public disclosure. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from revenue generating to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may also be harmed.

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

We may experience difficulties with our enterprise resource planning (“ERP”) system and other IT systems. System failure or malfunctioning may result in disruption of operations and the inability to process transactions, and this could adversely affect our ability to timely or accurately provide our financial results.

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

For the first quarter of fiscal 2007, our research and development costs were $18.3 million (12.4% of net sales).  For our fiscal years 2006, 2005 and 2004, our research and development costs were $73.1 million (12.5% of net sales), $57.4 million (11.1% of net sales) and $62.1 million (12.6% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Part II, Item 1 “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review to the Securities and Exchange Commission (“SEC”), and in that regard we have responded to informal requests from the SEC. We intend to continue to cooperate with the SEC. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or any applicable government enforcement actions relating to our past stock option practices which may arise. The resolution of these matters may be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

In addition, while we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants and the disclosures related thereto, in reviewing this quarterly report on Form 10-Q, the SEC may make further inquiry with regards to the manner in which we accounted for and reported, or not reported, the corresponding financial impact. Accordingly, there is a risk that we may have to further revise the disclosures herein or to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

On December 18, 2007, we announced that the Securities and Exchange Commission (“SEC”) notified us that it had denied our motion to stay the decision of the Board of Directors of The NASDAQ Stock Market LLC (“Nasdaq”), to suspend and delist our common stock.  Therefore, effective at the opening of business on Wednesday, December 19, 2007, our common stock was suspended from trading on the Nasdaq Global Market, and was subsequently delisted. Following our delisting from the Nasdaq Global Market, we began trading on the Pink Sheet Electronic Quotation Service.

The trading of our common stock over the counter may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock over the counter will materially adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Securities that trade over the counter are no longer eligible for margin loans, and a company trading over the counter cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. There may also be other negative implications from trading over the counter, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our company.

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

In connection with our historical stock option practices and resulting restatement, three derivative actions were filed against certain of our current and former directors and officers purporting to assert claims on the Company’s behalf, which were consolidated into a single action. Please see Part II, Item 1 “Legal Proceedings.” There may be additional lawsuits of this nature filed in the future. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, there could be a material adverse effect on our business, financial condition and results of operations.

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

Failure to maintain effective internal controls may cause us to delay filing our periodic reports with the SEC and adversely affect our stock price.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting. We have identified a material weakness in our internal control over financial reporting as of September 30, 2006 as reported in our annual report on Form 10-K for the year ended September 30, 2006. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.	Description

3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990).

3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002).

3.3*	Bylaws of Coherent, Inc, as amended and restated on February 17, 2005 (Previously filed as Exhibit 3.3 to Form 10-K for the fiscal year ended October 2, 2004).

4.1*	Amended and Restated Common Shares Rights Agreement dated November 2, 1989 between Coherent and the Bank of Boston. (Previously filed as Exhibit 1 to Form 8-K/A filed on July 1, 1998).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

January 31, 2008	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

January 31, 2008	/s/:	HELENE SIMONET
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