Form 10-Q
period 2007-03-31
COHERENT INC
filed 2008-01-31
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

This quarterly report contains the restatement of our condensed consolidated statements of operations for the three and six months ended April 1, 2006 and condensed consolidated statements of cash flows for the six months ended April 1, 2006.

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

Options granted during the Relevant Period to purchase an aggregate of approximately 8,735,590 shares were determined to have incorrect measurement dates.  Accordingly, our consolidated retained earnings as of April 1, 2006 has been restated to incorporate an aggregate of approximately $22.6 million in incremental stock-based compensation charges, including payroll taxes, net of a $3.0 million tax benefit, during the period from January 1, 1995 through April 1, 2006.  We determined that the revised measurement dates for accounting purposes differed from the originally recorded measurement dates due primarily to a number of factors, including (1) delays in the final determination or approval of the awards, (2) retroactive selection of grant dates, (3) the absence of definitive documentation regarding approval, and (4) other process-related issues.  These included annual grants to existing employees and officers and option grants made to new hires or to employees recently promoted.

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

PART I.  FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
		(As Restated) (1)		(As Restated) (1)

Net sales	$152,116	$145,988	$299,625	$276,982
Cost of sales	87,646	82,160	173,181	157,160
Gross profit	64,470	63,828	126,444	119,822
Operating expenses:
Research and development	18,884	19,196	37,206	33,944
In-process research and development	—	—	—	690
Selling, general and administrative	37,139	32,120	70,623	62,008
Restructuring and other charges (recoveries)	111	(90)	248	(90)
Amortization of intangible assets	1,950	2,474	3,893	4,918
Total operating expenses	58,084	53,700	111,970	101,470
Income from operations	6,386	10,128	14,474	18,352
Other income (expense):
Interest and dividend income	6,236	2,745	12,309	4,626
Interest expense	(1,871)	(626)	(3,653)	(894)
Other—net	731	48	1,714	(92)
Total other income, net	5,096	2,167	10,370	3,640
Income before income taxes	11,482	12,295	24,844	21,992
Provision for income taxes	4,200	6,298	6,804	7,158
Net income	$7,282	$5,997	$18,040	$14,834

Net income per share:
Basic	$0.23	$0.19	$0.57	$0.48
Diluted	$0.23	$0.19	$0.56	$0.47

Shares used in computation:
Basic	31,417	30,754	31,378	30,939
Diluted	31,937	31,314	32,030	31,393

(1) See Note 3, “Restatement of Condensed Consolidated Financial Statements” of the accompanying Notes to Condensed Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	March 31, 2007	September 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$411,867	$445,231
Short-term investments	117,127	48,767
Restricted cash, current	2,460	—
Accounts receivable—net of allowances of $3,430 and $3,275, respectively	107,279	111,446
Inventories	103,417	101,494
Prepaid expenses and other assets	37,430	21,256
Deferred tax assets	46,197	29,201
Total current assets	825,777	757,395
Property and equipment, net	149,644	148,592
Restricted cash, non-current	1,341	3,709
Goodwill	73,758	71,871
Intangible assets, net	35,819	38,863
Other assets	58,017	62,094
Total assets	$1,144,356	$1,082,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$8	$8
Convertible subordinated notes	199,776	—
Accounts payable	33,861	29,498
Income taxes payable	20,085	17,720
Other current liabilities	89,137	79,352
Total current liabilities	342,867	126,578
Long-term obligations	1,336	1,276
Other long-term liabilities	42,499	37,419
Convertible subordinated notes	—	199,747
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—31,564 shares and 31,412 shares, respectively	313	311
Additional paid-in capital	377,850	367,290
Notes receivable from stock sales	—	(324)
Accumulated other comprehensive income	57,917	46,693
Retained earnings	321,574	303,534
Total stockholders’ equity	757,654	717,504
Total liabilities and stockholders’ equity	$1,144,356	$1,082,524

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	March 31, 2007	April 1, 2006
		(As Restated) (1)
Cash flows from operating activities:
Net income	$18,040	$14,834
Adjustments to reconcile net income to net cash provided by operating activities:
Purchased in-process research and development	—	690
Depreciation and amortization	12,696	13,241
Amortization of intangible assets	3,893	4,918
Deferred income taxes	(2,314)	572
Stock-based compensation	6,990	7,201
Excess tax benefit from stock-based compensation arrangements	(77)	(273)
Tax benefit from employee stock options	—	391
Non-cash restructuring and other charges (recoveries)	(128)	—
Amortization of bond issue costs	583	83
Other non-cash expense (income)	249	(201)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	6,008	(11,929)
Inventories	66	7,544
Prepaid expenses and other assets	(16,608)	(3,071)
Other assets	(2,957)	(2,068)
Accounts payable	4,638	5,760
Income taxes payable/receivable	2,117	(659)
Other current liabilities	4,838	(3,704)
Other long-term liabilities	1,902	(250)
Net cash provided by operating activities	39,936	33,079

Cash flows from investing activities:
Purchases of property and equipment	(12,523)	(8,127)
Proceeds from dispositions of property and equipment	167	182
Purchases of available-for-sale securities	(349,530)	(117,981)
Proceeds from sales and maturities of available-for-sale securities	281,170	175,546
Acquisition of businesses, net of cash acquired	—	(5,114)
Change in restricted cash	(26)	(1,352)
Deferred business acquisition costs	—	(2,106)
Premiums paid for life insurance contracts	(2,800)	—
Other – net	197	(175)
Net cash provided by (used in) investing activities	(83,345)	40,873

(continued)

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited; in thousands)

Cash flows from financing activities:
Long-term debt borrowings	$—	$1,387
Long-term debt repayments	(2)	—
Repayment of capital lease obligation	(2)	—
Cash overdrafts increase (decrease)	909	(2,686)
Issuance of common stock under employee stock option and purchase plans	3,784	6,947
Repurchase of common stock	—	(22,250)
Collection of notes receivable from stock sales	324	—
Proceeds received from issuance of convertible subordinated notes	—	200,000
Debt issuance costs	—	(5,112)
Excess tax benefits from stock-based compensation arrangements	77	273
Net cash provided by financing activities	5,090	178,559
Effect of exchange rate changes on cash and cash equivalents	4,955	3,276
Net increase (decrease) in cash and cash equivalents	(33,364)	255,787
Cash and cash equivalents, beginning of period	445,231	97,507
Cash and cash equivalents, end of period	$411,867	$353,294

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,730	$659
Income taxes	$8,513	$6,891
Cash received during the period for:
Income taxes	$1,662	$1,390

Noncash investing and financing activities:
Unpaid property and equipment	$496	$526
Net retirement of restricted stock awards	$225	$—

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

2.              TERMINATED ACQUISITION

Excel Technology, Inc.

On February 21, 2006, we entered into a definitive agreement to acquire Excel Technology, Inc. (“Excel”), a manufacturer of photonics-based solutions, consisting of laser systems and electro-optical components, primarily for industrial, commercial, and scientific applications. On October 25, 2006, we received a prohibition order from the German Federal Cartel Office (FCO) regarding our proposed acquisition.  The acquisition had previously been approved by antitrust authorities in the United States. None of the multiple remedy proposals offered by Coherent to the FCO addressing the overlap in the low-power carbon-dioxide laser market were satisfactory to the FCO.  On November 1, 2006, we received notice from Excel that it was terminating the merger agreement.  As a result, our fourth quarter fiscal 2006 results included a pre-tax charge of $5.9 million for previously capitalized costs related to the terminated merger agreement. In addition, our results for the first six months of fiscal 2007 include a pretax charge of $0.3 million for additional costs incurred during the period related to the terminated merger agreement.

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

Restatement Adjustments

Our restated condensed consolidated financial statements for the three and six months ended April 1, 2006 incorporate adjustments to correct for errors in stock-based compensation expense, payroll tax expense and other accounting matters, including the income tax impacts related to the restatement adjustments and other tax errors (collectively, the “restatement adjustments”). The table below presents the decrease to net income for the first three and six months of fiscal 2006 of the individual restatement adjustments, which are explained in further detail following the table (in thousands, except per share data):

	Three Months Ended April 1, 2006	Six Months Ended April 1, 2006
Stock-based compensation
Annual grants to employees	$(102)	$326
Annual grants to officers	15	143
Non-annual grants to employees	(84)	6
Non-annual grants to officers	—	3
Total stock-based compensation expense	(171)	478

Payroll taxes, interest and penalties	102	189
Total stock-based compensation adjustments	(69)	667

Other miscellaneous accounting adjustments
Correction of Lambda Physik purchase accounting	139	277
Correction of accounting for asset retirement obligations	66	135
Classification of unrealized foreign exchange losses on intercompany note	37	77
	242	489
Total adjustments to income before income taxes	173	1,156
Income tax expense	2,003	1,499

Total decrease to net income	$2,176	$2,655

Decrease in diluted earnings per share	$0.07	$0.09

Stock-Based Compensation Summary—These adjustments are from management’s determination, based upon the Special Committee’s investigation and our subsequent reviews and analyses that the initially recorded measurement dates for various categories of option grants during the Relevant Period were incorrect. These categories were:

•                  Annual grants to employees.  We determined that the appropriate measurement date for annual grants to employees was the date on which evidence indicates the allocation of the options to the individual employees was substantially complete, as further described below. As a result, annual grants for an aggregate of 4,749,940 shares through the first six months of fiscal 2006 were remeasured and accounted for as fixed awards under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” or APB 25, for periods prior to fiscal 2006 and under Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)), effective October 2, 2005 and thereafter, using the methodologies described below under “Accounting Considerations—Stock-Based Compensation.”

•           Annual grants to officers.  For annual grants to officers during fiscal years 1995, 1996, 1997, 1999, 2000 and 2002, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under “Accounting Considerations—Stock-Based Compensation”, and accounted for these grants as fixed awards under APB 25 or SFAS 123(R), as applicable. The grants represented options to purchase an aggregate of 1,251,500 shares through the first six months of fiscal 2006. For annual grants to officers during other fiscal years during the Relevant Period, management determined that the original measurement date was properly determined.

•           Non-annual grants to employees.  Non-annual grants to employees are initial grants to newly hired employees or incremental grants to existing employees upon their promotion. For non-annual grants to employees, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under “Accounting Considerations—Stock-Based Compensation”, and accounted for these grants as fixed awards under APB 25 or SFAS 123(R), as applicable. The grants represented options to purchase an aggregate of 2,380,150 shares through the first six months of fiscal 2006.

•           Non-annual grants to officers.  Non-annual grants to officers are initial grants to newly hired officers or incremental grants upon an existing employee’s promotion to an officer position. For non-annual grants to officers, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under “Accounting Considerations—Stock-Based Compensation”, and accounted for these grants, which represented options to purchase an aggregate of 351,500 shares through the first six months of fiscal 2006, as fixed awards under APB 25 or SFAS 123(R), as applicable.

Payroll taxes, interest and penalties—In connection with the stock-based compensation charges included in the restatement, certain options previously classified as Incentive Stock Options (“ISO”) were determined to have been granted with an exercise price below the fair market value of our stock on the revised measurement date. Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore might not qualify for ISO tax treatment. We refer to these stock options as the “Affected ISOs.” The potential disqualification of ISO status exposes us to additional payroll related withholding taxes on the exercise of options granted to U.S. employees, and interest and penalties for failing to properly withhold taxes on the exercise of those options. Additionally, we recorded tax, interest, and penalty expenses with respect to certain options granted in the U.K. which were determined to have been granted with an exercise price below the fair market value of our common stock on the revised measurement date (“U.K. Options”). The tax, interest and penalty expenses were recorded in the periods in which the underlying stock options were exercised. Then, in periods in which the liabilities were legally extinguished due to statutes of limitations, the expenses were reversed and recognized as a reduction in the related functional expense in our consolidated statements of operations. The net U.S. and U.K. tax liabilities at March 31, 2007 for this potential disqualification of ISO tax treatment for the Affected ISO’s and the U.K. Options totaled $1.2 million.

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

We have recorded a net income tax benefit of approximately $3.0 million in connection with the stock-based compensation related expense during the period from fiscal year 1995 through April 1, 2006. The recognized tax benefit related to affected stock options granted to officers was limited due to the potential non-deductibility of the related expenses under IRC Section 162(m). This IRS rule limits the amount of executive compensation that may be deducted for U.S. tax purposes under certain circumstances. We did not record a tax benefit or deferred tax asset for affected stock options granted to non-U.S., non-U.K. and certain non-German employees because we determined that we could not receive tax benefits outside of the U.S., U.K. and Germany. The net tax benefit has resulted in an increase of our deferred tax assets for all U.S. and UK affected stock options and certain German affected stock options prior to the exercise or forfeiture of the related options. Upon exercise or cancellation of the underlying options, the excess or deficiency in deferred tax assets are written-off to either expense or additional paid-in capital in the period of exercise or cancellation.

Further, we have recorded additional restatements to income taxes to record the effect of errors identified in the accounting for income tax contingencies resulting from the misapplication of information available at the date of the misstatement as well as the tax effects of the other miscellaneous accounting adjustments.

Accounting Considerations – Stock-Based Compensation

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

Impact of the Restatement Adjustments on our Condensed Consolidated Financial Statements

The following tables present the impact of the financial statement restatement adjustments on our previously reported condensed consolidated statements of operations for the three and six months ended April 1, 2006 and the condensed consolidated statements of cash flows for the six months ended April 1, 2006 (in thousands, except per share data):

	Three Months Ended April 1, 2006				Six Months Ended April 1, 2006
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated

Net sales	$145,988	$—		$145,988	$276,982	$—		$276,982
Cost of sales	82,124	36	(A,C)	82,160	156,967	193	(A,C)	157,160
Gross profit	63,864	(36)		63,828	120,015	(193)		119,822
Operating expenses:
Research and development	19,263	(67	)(A)	19,196	33,881	63	(A)	33,944
In-process research and development	—	—		—	690	—		690
Selling, general and administrative	32,131	(11	)(A,C)	32,120	61,542	466	(A,C)	62,008
Restructuring and other charges (recoveries)	(90)	—		(90)	(90)	—		(90)
Amortization of intangible assets	2,335	139	(B)	2,474	4,641	277	(B)	4,918
Total operating expenses	53,639	61		53,700	100,664	806		101,470
Income from operations	10,225	(97)		10,128	19,351	(999)		18,352
Other income (expense):
Interest and dividend income	2,745	—		2,745	4,626	—		4,626
Interest expense	(590)	(36	)C	(626)	(821)	(73	)(C)	(894)
Other—net	88	(40	)(A,D)	48	(8)	(84	)(A,D)	(92)
Total other income, net	2,243	(76)		2,167	3,797	(157)		3,640
Income before income taxes	12,468	(173)		12,295	23,148	(1,156)		21,992
Provision for income taxes	4,295	2,003	(A,E)	6,298	5,659	1,499	(A,E)	7,158
Net income	$8,173	$(2,176)		$5,997	$17,489	$(2,655)		$14,834

Net income per share:
Basic	$0.27	$(0.08)		$0.19	$0.57	$(0.09)		$0.48
Diluted	$0.26	$(0.07)		$0.19	$0.56	$(0.09)		$0.47

Shares used in computation:
Basic	30,754	—		30,754	30,939	—		30,939
Diluted	31,316	(2	)(F)	31,314	31,396	(3	)(F)	31,393

(A)         Adjustments for stock-based compensation expense and the associated payroll taxes, interest, penalties and income tax benefit.

(B)           Adjustment to correct errors in the amortization of intangibles related to the purchase accounting for our acquisition of a 39.62% interest in Lambda Physik in fiscal 2003.

(C)           Adjustments for errors in the accounting for asset retirement obligations.

(D)          Adjustment to correct the classification of unrealized foreign exchange gains and losses related to an intercompany note.

(E)            Adjustments to correct for errors in income taxes, including the income tax effects of adjustments described in A, C, and D above.

(F)            Adjustment to reflect the effect on diluted weighted average shares outstanding as a result of the restatements described in A above.

	Six Months Ended April 1, 2006
	As Previously Reported	Adjustments		As Restated
Cash flows from operating activities:
Net income	$17,489	$(2,655)		$14,834
Adjustments to reconcile net income to net cash provided by operating activities:
Purchased in-process research and development	690	—		690
Depreciation and amortization	13,181	60	(C)	13,241
Amortization of intangible assets	4,641	277	(B)	4,918
Deferred income taxes	572	—		572
Stock-based compensation	6,735	466	(A)	7,201
Excess tax benefit from stock-based compensation arrangements	(15)	(258	(A)	(273)
Tax benefit from employee stock options	—	391	(G)	391
Amortization of bond issue costs	—	83	(F)	83
Other non-cash expense (income)	102	(303	(C,G)	(201)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(11,929)	—		(11,929)
Inventories	7,544	—		7,544
Prepaid expenses and other assets	(3,071)	—		(3,071)
Other assets	(2,068)	—		(2,068)
Accounts payable	5,760	—		5,760
Income taxes payable/receivable	(2,158)	1,499	(A,E)	(659)
Other current liabilities	(3,893)	189	(A)	(3,704)
Other long-term liabilities	(250)	—		(250)
Net cash provided by operating activities	33,330	(251)		33,079

Cash flows from investing activities:
Purchases of property and equipment	(8,073)	(54	)(C)	(8,127)
Proceeds from dispositions of property and equipment	182	—		182
Purchases of available-for-sale securities	(117,981)	—		(117,981)
Proceeds from sales and maturities of available-for-sale securities	175,546	—		175,546
Acquisition of businesses, net of cash acquired	(5,114)	—		(5,114)
Change in restricted cash	(1,352)	—		(1,352)
Deferred business acquisition costs	(2,106)	—		(2,106)
Other-net	(146)	(29	)(C,F)	(175)
Net cash used in investing activities	40,956	(83)		40,873

Cash flows from financing activities:
Long-term debt borrowings	1,387	—		1,387
Cash overdrafts increase	(2,686)	—		(2,686)
Issuance of common stock under employee stock plans	6,947	—		6,947
Repurchase of common stock	(22,250)	—		(22,250)
Proceeds received from issuance of convertible subordinated notes	200,000	—		200,000
Debt issuance costs	(5,112)	—		(5,112)
Excess tax benefits from stock-based compensation arrangements	15	258	(A)	273
Net cash used in financing activities	178,301	258		178,559
Effect of exchange rate changes on cash and cash equivalents	3,200	76	(D)	3,276
Net increase in cash and cash equivalents	255,787	—		255,787
Cash and cash equivalents, beginning of period	97,507	—		97,507
Cash and cash equivalents, end of period	$353,294	$—		$353,294

(A)         Adjustments for stock-based compensation expense and the associated payroll taxes, interest, penalties and income tax benefit.

(B)           Adjustment to correct errors in the amortization of intangibles related to the purchase accounting for our acquisition of a 39.62% interest in Lambda Physik in fiscal 2003.

(C)           Adjustments for errors in the accounting for asset retirement obligations.

(D)          Adjustment to correct the classification of unrealized foreign exchange gains and losses related to an intercompany note.

(E)            Adjustments to correct for errors in income taxes, including the income tax effects of adjustments described in A, C and D above.

(F)            Reclassification of amortization of bond issue costs from investing to operating cash flows to conform to current period presentation.

(G)           Reclassification of tax benefit from employee stock options to conform to current period presentation.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 31, 2007
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$415,663	$9	$(4)	$415,668
Less: restricted cash and cash equivalents, non-current				(3,801)
				$411,867
Short-term investments:
Available-for-sale securities:
U.S. government and agency obligations	$30,392	$36	$(19)	$30,409
State and municipal obligations	52,607	805	(11)	53,401
Corporate notes and obligations	33,225	110	(18)	33,317
Total short-term investments	$116,224	$951	$(48)	$117,127

	September 30, 2006
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$448,940	$—	$—	$448,940
Less: restricted cash and cash equivalents, non-current				(3,709)
				$445,231
Short-term investments:
Available-for-sale securities:
U.S. government and agency obligations	$18,125	$131	$(87)	$18,169
State and municipal obligations	16,130	237	(30)	16,337
Corporate notes and obligations	14,235	59	(33)	14,261
Total short-term investments	$48,490	$427	$(150)	$48,767

At March 31, 2007, $2.5 million of cash and cash equivalents were restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik and $1.3 million were restricted pursuant to an outstanding long-term debt arrangement at a subsidiary. At September 30, 2006, $2.5 million of cash and cash equivalents were restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik and $1.2 million were restricted pursuant to an outstanding long-term debt arrangement at a subsidiary.

7.     INTANGIBLE ASSETS`

The changes in the carrying amount of goodwill for the period from September 30, 2006 to March 31, 2007 are summarized as follows (in thousands):

	Commercial Lasers and Components	Specialty Laser Systems	Total
Balance as of September 30, 2006	$16,813	$55,058	$71,871
Acquisition related	—	—	—
Translation adjustments and other	159	1,728	1,887
Balance as of March 31, 2007	$16,972	$56,786	$73,758

Refer to discussion on our operating segments in Note 16.

Components of our amortizable intangible assets are as follows (in thousands):

	March 31, 2007			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$51,215	$(23,556)	$27,659	$50,487	$(20,602)	$29,885
Patents	9,540	(6,075)	3,465	9,106	(5,391)	3,715
Drawings	1,302	(1,302)	—	1,243	(1,243)	—
Order backlog	4,547	(4,547)	—	4,344	(4,344)	—
Customer lists	4,314	(2,127)	2,187	4,213	(1,805)	2,408
Trade name	3,513	(1,457)	2,056	3,365	(1,217)	2,148
Non-compete agreement	2,166	(1,714)	452	2,084	(1,377)	707
Total	$76,597	$(40,778)	$35,819	$74,842	$(35,979)	$38,863

Amortization expense for intangible assets for the six months ended March 31, 2007 was $3.9 million.  At March 31, 2007, estimated amortization expense for the remainder of fiscal 2007, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2007 (remainder)	$3,942
2008	7,464
2009	6,895
2010	5,560
2011	4,479
2012	3,235
Thereafter	4,244
Total	$35,819

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	March 31, 2007	September 30, 2006
Purchased parts and assemblies	$25,518	$17,365
Work-in-process	46,480	50,189
Finished goods	31,419	33,940
Inventories	$103,417	$101,494

Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2007	September 30, 2006
Prepaid expenses and other	$31,207	$15,062
Prepaid and refundable income taxes	5,060	5,060
Prepaid debt issuance costs	1,163	1,134
Total prepaid expenses and other assets	$37,430	$21,256

Other assets consist of the following (in thousands):

	March 31, 2007	September 30, 2006
Assets related to deferred compensation arrangements	$29,429	$23,069
Deferred tax assets	22,281	32,717
Prepaid debt issuance costs	3,393	3,875
Other assets	2,914	2,433
Total other assets	$58,017	$62,094

Other current liabilities consist of the following (in thousands):

	March 31, 2007	September 30, 2006
Accrued payroll and benefits	$25,306	$30,661
Accrued expenses and other	40,969	25,041
Reserve for warranty	13,007	11,462
Deferred income	5,411	7,832
Customer deposits	3,802	2,740
Accrued restructuring charges	642	1,616
Total other current liabilities	$89,137	$79,352

In the first six months of fiscal 2007, we recorded $1.3 million of payments made against our accrued restructuring charges for remaining lease liabilities and recorded sublease income of $0.3 million.  In the first quarter of fiscal 2006, we exited our Fort Lauderdale, Florida facility and, as a result, we recorded a facility closure charge of $0.6 million.  The facility closure charge included the estimated contractual obligations for lease and other facility costs, net of estimated sublease income.

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

Components of the reserve for warranty costs during the first six months of fiscal 2007 and 2006 were as follows (in thousands):

	Six Months Ended
	March 31, 2007	April 1, 2006
Beginning balance	$11,462	$10,424
Additions related to current period sales	11,000	9,370
Warranty costs incurred in the current period	(9,672)	(9,269)
Adjustments to accruals related to prior period sales	217	(127)
Ending balance	$13,007	$10,398

The following table reconciles changes in our asset retirement liability, which is reported in other long-term liabilities on our condensed consolidated balance sheets (in thousands):

	Six Months Ended
	March 31, 2007	April 1, 2006
Beginning balance	$1,765	$1,674
Additional asset retirement obligations recognized	—	54
Adjustment to asset retirement obligations recognized	(7)	—
Accretion recognized	75	73
Changes due to foreign currency exchange	114	—
Ending balance	$1,947	$1,801

Other long-term liabilities consist of the following (in thousands):

	March 31, 2007	September 30, 2006
Deferred compensation	$30,179	$28,017
Deferred tax liabilities	2,567	684
Deferred income	4,915	4,390
Asset retirement liability	1,947	1,765
Other long-term liabilities	2,891	2,563
Total other long-term liabilities	$42,499	$37,419

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

The fair value of the convertible debt at March 31, 2007 was estimated at $214.1 million, based on quoted market prices for the convertible notes. The carrying value of the convertible subordinated notes was $199.8 million at March 31, 2007.

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

As a result of the violation and subsequent repayment, the convertible subordinated notes have been classified as current liabilities as of March 31, 2007.

10.  STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

We have two Stock Option Plans for which all service providers are eligible participants and a Directors’ Stock Option Plan for which only non-employee directors are eligible participants.  The Director’s Stock Option Plan is designed to work automatically without administration, however to the extent administration is necessary, it will be performed by the Board of Directors or a committee thereof.  Under these three plans, we may grant options to purchase up to an aggregate of 5,500,000, 6,300,000 and 681,000 shares of common stock, respectively of which no, 3,770,650 and 170,000, respectively, remain available for grant at March 31, 2007.  Employee options are generally exercisable between two to four years from the grant date at a price equal to the fair market value of the common stock on the date of the grant and generally vest 25% to 50% annually. We settle stock option exercises with newly issued shares of common stock.  Grants under employee plans expire six years from the original grant date, unless otherwise determined by the Board or a committee thereof, up to a maximum of ten years. Director options are automatically granted to our non-employee directors.  Such directors initially receive a stock option for 24,000 shares exercisable over a three-year period and an award of restricted stock units of 2,000 shares.  Additionally, the non-employee directors receive an annual grant of 6,000 shares exercisable as to 50% of the shares on the day prior to each of the next two annual stockholder meetings.  Grants under director plans expire ten years from the original grant date.  In addition, each non-employee director receives an annual grant of 2,000 shares of restricted stock units that vest on the day prior to the annual stockholder meeting held in the third calendar year following the date of grant.

Restricted stock awards granted under our Stock Option Plans are independent of option grants and are subject to restrictions.  At March 31, 2007, we had 270,065 shares of restricted stock outstanding, including 99,500 performance-based restricted stock awards and stock units, all of which are subject to forfeiture if employment terminates prior to the release of restrictions.   During this period, ownership of the shares cannot be transferred. The service-based restricted awards generally vest three years from the date of grant.  The performance-based restricted stock grants are subject to annual vesting over three years depending upon the achievement of performance measurements tied to the Company’s internal metrics for revenue growth and EBITDA percentage and is variable. For fiscal 2006 awards, 115% of the target shares, or 19,479 shares, were issued. The number of shares earned can range from 0% to 200% of the grant target for 2007 and 2008.   Restricted stock (not including performance-based restricted stock) has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding.  The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

We have an Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period.  At March 31, 2007, 224,536 shares of our common stock were reserved for future issuance under the plan.

In the second quarter of fiscal 2007, the stock purchase plan was suspended and employee contributions made to date were returned while the Special Committee conducted a voluntary review of our historical stock option practices. See Note 3, “Restatement of Condensed Consolidated Financial Statements.”  The remaining unamortized expense of $0.5 million was recognized in the second quarter of fiscal 2007.

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

There were no grants made under our stock option and stock purchase plans during the second quarter of fiscal 2007 due to the voluntary review of our historical stock option practices. For the other periods presented, the fair values of our stock options granted to employees and shares purchased under the stock purchase plan for the three months ended April 1, 2006 and six months ended March 31, 2007 and April 1, 2006 were estimated using the following weighted-average assumptions:

	Employee Stock Option Plans				Employee Stock Purchase Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Expected life in years	—	5.3	4.4	5.3	—	0.5	0.5	0.5
Expected volatility	—%	36.3%	34.2%	36.3%	—%	34.8%	29.0%	34.1%
Risk-free interest rate	—%	4.6%	4.7%	4.6%	—%	4.2%	5.1%	4.1%
Expected dividends	—	none	none	none	—	none	none	none
Weighted average fair value	$—	$14.07	$12.04	$13.98	$—	$7.54	$8.43	$7.57

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2007 and April 1, 2006 (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Cost of sales	$667	$269	$1,103	$443
Research and development	739	599	1,299	1,218
Selling, general and administrative	2,349	2,648	4,844	5,537
Income tax expense (benefit)	(1,272)	1,039	(2,573)	(191)
	$2,483	$4,555	$4,673	$7,007

During the three and six months ended March 31, 2007, $0.5 million and $0.9 million, respectively, for all stock plans was capitalized into inventory, $0.4 million and $0.9 million, respectively, was amortized into cost of sales and $0.5 million remained in inventory at March 31, 2007.  During the three and six months ended April 1, 2006, $0.5 million and $0.9 million, respectively, for all stock plans was capitalized into inventory, $0.1 million and $0.4 million, respectively, was amortized into cost of sales and $0.6 million remained in inventory at April 1, 2006.  As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At March 31, 2007, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $8.0 million, net of estimated forfeitures of $0.6 million.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.

In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows.  During the six months ended March 31, 2007 and April 1, 2006, we recorded less than $0.1 million and $0.3 million, respectively, of excess tax benefits as cash flows from financing activities.

During the quarter ended March 31, 2007, our Board of Directors approved an extension of the exercise period to December 31, 2007 for 210,088 fully vested stock options previously granted by the Company to employees.  As a result, we recorded approximately $0.5 million in compensation expense related to the stock option modification during the three and six months ended March 31, 2007.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts and remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at October 1, 2006	3,823	$29.15
Granted	25	33.87
Exercised	(52)	24.13
Forfeitures	(69)	30.85
Expirations	(135)	40.85
Outstanding at March 31, 2007	3,592	$28.80	2.9	$12,927

Vested and expected to vest at March 31, 2007	3,560	$28.77	2.9	$12,912

Exercisable at March 31, 2007	2,788	$27.83	2.3	$12,202

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 2.2 million options that were in-the-money at March 31, 2007.  There were no exercises of Company stock during the three months ended March 31, 2007, resulting in no intrinsic value realized during the period.  During the three months ended April 1, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.6 million, determined as of the date of option exercise.  During the six months ended March 31, 2007 and April 1, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.5 million and $0.8 million, respectively, determined as of the date of option exercise.

The following table summarizes our restricted stock award activity for the six months ended March 31, 2007 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at October 1, 2006	299	$33.06
Granted	8	32.23
Vested	(19)	33.20
Forfeited	(18)	33.32
Nonvested stock at March 31, 2007	270	$33.02

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

13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006

Net income	$7,282	$5,997	$18,040	$14,834

Other comprehensive income (loss):
Translation adjustment	4,279	4,754	11,106	2,662
Net gain (loss) on derivative instruments, net of taxes	(27)	3	3	5
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes	(30)	23	115	26
Other comprehensive income (loss), net of tax	4,222	4,780	11,224	2,693
Comprehensive income	$11,504	$10,777	$29,264	$17,527

The following summarizes activity in accumulated other comprehensive income (loss) related to derivatives, net of income taxes, held by us (in thousands):

Balance, October 1, 2005	$(114)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	5
Balance, April 1, 2006	$(109)

Balance, October 1, 2006	$(135)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	3
Balance, March 31, 2007	$(132)

Accumulated other comprehensive income (net of tax) at March 31, 2007 is comprised of accumulated translation adjustments of $58.3 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.2 million.  Accumulated other comprehensive income (net of tax) at September 30, 2006  is comprised of accumulated translation adjustments of $47.2 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.4 million, respectively.

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

The following table presents information necessary to calculate basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Weighted average shares outstanding (1) – basic	31,417	30,754	31,378	30,939
Dilutive effect of employee stock plans	520	560	652	454
Weighted average shares outstanding – diluted	31,937	31,314	32,030	31,393

Net income	$7,282	$5,997	$18,040	$14,834

Net income per basic share	$0.23	$0.19	$0.57	$0.48
Net income per diluted share	$0.23	$0.19	$0.56	$0.47

(1) Net of restricted stock

A total of 2,141,206 and 2,031,267 potentially dilutive securities have been excluded from the dilutive share calculation for the three months ended March 31, 2007 and April 1, 2006, respectively, as their effect was anti-dilutive.  A total of 1,535,628 and 2,041,983 potentially dilutive securities have been excluded from the dilutive share calculation for the six months ended March 31, 2007 and April 1, 2006, respectively, as their effect was anti-dilutive.

In September 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, that contingently convertible debt should be treated as convertible debt and included in the calculation of diluted EPS. The assumed proceeds under the treasury stock method were calculated by subtracting the aggregate weighted-average conversion price from the average market price of the shares related to the contingently convertible debt. As the market price for our shares did not reach the conversion price at any point during the quarter ended March 31, 2007, there was no dilutive effect from our $200.0 million 2.75% convertible subordinated notes in our diluted EPS calculation under the treasury stock method. Therefore we did not include any shares related to the convertible subordinated notes, in accordance with the provisions of EITF No. 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” and SFAS No. 128, “Earnings Per Share”.

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

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries. The Company’s estimated effective tax rate for the three and six months ended March 31, 2007 was 36.6% and 27.4%, respectively. The difference between the statutory rate of 35% and the Company’s effective tax rate for the three months ended March 31, 2007 was due primarily to permanent differences related to deemed dividend inclusions under the Subpart F tax rules, partially offset by the benefit of foreign tax credits and research and development tax credits.  The difference between the statutory rate of 35% and the Company’s effective tax rate for the six months ended March 31, 2007 was due primarily to the benefit of foreign tax credits and research and development tax credits, partially offset by permanent differences related to deemed dividend  inclusions under the Subpart F tax rules.

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

16. SEGMENT INFORMATION

During the second quarter of fiscal 2007, we established a new organizational and reporting structure whereby our previously single reportable operating segment was separated into two operating segments: Commercial Lasers and Components (“CLC”) and Specialty Lasers and Systems (“SLS”).  The new segmentation reflects the go-to-market strategies for various products and markets.  While both segments work to deliver cost-effective photonics solutions, CLC focuses on higher volume products that are offered in set configurations.  The product architectures are designed for easy exchange at the point of use such that product service and repairs are based upon advanced replacement and depot (i.e., factory) repair.  CLC’s primary markets include OEM components and instrumentation and materials processing.  SLS develops and manufacturers configurable, advanced-performance products largely serving the microelectronics and scientific research markets.  The size and complexity of many of the SLS products require service to be performed at the customer site by factory-trained field service engineers.

We have identified CLC and SLS as operating segments for which discrete financial information was available. Both operating segments have engineering, marketing, product business management and product line management. Prior period financial information has been restated to conform to the current segment presentation.  A small portion of our outside revenue is attributable to projects and recently developed products for which a segment has not yet been determined. The associated direct and indirect costs are presented in the category of Corporate and other, along with other corporate costs as described below.

Pursuant to SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, our Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he assesses the performance of the segments and decides how to allocate resources to the segments.  Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions.  Income (loss) from operations represents the sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs.  We do not allocate to our operating segments certain operating expenses, which we manage separately at the corporate level. These unallocated costs include stock-based compensation, corporate functions (certain research and development, management, finance, legal and human resources) and are included in the results below under Corporate and Other in the reconciliation of operating results.  Management does not consider unallocated Corporate and Other costs in its measurement of segment performance.

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net sales:
Commercial Lasers and Components	$69,720	$66,841	$136,947	$125,268
Specialty Laser Systems	82,316	78,650	161,086	151,091
Corporate and other	80	497	1,592	623
Total net sales	$152,116	$145,988	$299,625	$276,982

Income (loss) from operations:
Commercial Lasers and Components	$7,096	$6,496	$15,865	$10,299
Specialty Laser Systems	14,020	16,134	24,901	28,860
Corporate and other	(14,730)	(12,502)	(26,292)	(20,807)
Total income (loss) from operations	$6,386	$10,128	$14,474	$18,352

17. SUBSEQUENT EVENTS

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

During the second quarter of fiscal 2007, we established a new organizational and reporting structure whereby our previously single reportable operating segment was separated into two operating segments: Commercial Lasers and Components (“CLC”) and Specialty Lasers and Systems (“SLS”).  The new segmentation reflects the go-to-market strategies for various products and markets.  While both segments work to deliver cost-effective photonics solutions, CLC focuses on higher volume products that are offered in set configurations.  The product architectures are designed for easy exchange at the point of use such that product service and repairs are based upon advanced replacement and depot (i.e., factory) repair.  CLC’s primary markets include OEM components and instrumentation and materials processing.  SLS develops and manufacturers configurable, advanced-performance products largely serving the microelectronics and scientific research markets.  The size and complexity of many of the SLS products require service to be performed at the customer site by factory-trained field service engineers.  Prior period segment information has been restated to conform to the current presentation.

Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions.  Income (loss) from operations represents the sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs.  We do not allocate to our operating segments certain operating expenses, which we manage separately at the corporate level. These unallocated costs include stock-based compensation, corporate functions (certain research and development, management, finance, legal and human resources) and are included in Corporate and Other.  Management does not consider unallocated Corporate and Other costs in its measurement of segment performance.

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

The restated condensed consolidated financial statements for the periods ended April 1, 2006 contained in this quarterly report reflect corrections resulting from the reviews described above by the Special Committee and management, including the related payroll tax effects, as well as other reviews of other accounting matters by management. This restatement is more fully described in Note 3, “Restatement of Condensed Consolidated Financial Statements,” of Notes to Condensed Consolidated Financial Statements.

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

Restatement Adjustments

Our restated condensed consolidated financial statements for the three and six months ended April 1, 2006 incorporate adjustments to correct for errors in stock-based compensation expense, payroll tax expense and other accounting matters, including the income tax impacts related to the restatement adjustments and other tax errors (collectively, the “restatement adjustments”). The table below presents the decrease to net income for the first three and six months of fiscal 2006 of the individual restatement adjustments, which are explained in further detail following the table (in thousands, except per share data):

	Three Months Ended April 1, 2006	Six Months Ended April 1, 2006

Stock-based compensation
Annual grants to employees	$(102)	$326
Annual grants to officers	15	143
Non-annual grants to employees	(84)	6
Non-annual grants to officers	—	3
Total stock-based compensation expense	(171)	478

Payroll taxes, interest and penalties	102	189
Total stock-based compensation adjustments	(69)	667

Other miscellaneous accounting adjustments
Correction of Lambda Physik purchase accounting	139	277
Correction of accounting for asset retirement obligations	66	135
Classification of unrealized foreign exchange losses on intercompany note	37	77
	242	489
Total adjustments to income before income taxes	173	1,156
Income tax expense	2,003	1,499

Total decrease to net income	$2,176	$2,655

Decrease in diluted earnings per share	$0.07	$0.09

Stock-Based Compensation Summary—These adjustments are from management’s determination, based upon the Special Committee’s investigation and our subsequent reviews and analyses that the initially recorded measurement dates for various categories of option grants during the Relevant Period were incorrect. These categories were:

•   Annual grants to employees.  We determined that the appropriate measurement date for annual grants to employees was the date on which evidence indicates the allocation of the options to the individual employees was substantially complete, as further described below. As a result, annual grants for an aggregate of 4,749,940 shares through the first six months of fiscal 2006 were remeasured and accounted for as fixed awards under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” or APB 25, for periods prior to fiscal 2006 and under Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)), effective October 2, 2005 and thereafter, using the methodologies described below under “Accounting Considerations—Stock-Based Compensation.”

•   Annual grants to officers.  For annual grants to officers during fiscal years 1995, 1996, 1997, 1999, 2000 and 2002, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under “Accounting Considerations–Stock-Based Compensation”, and accounted for these grants as fixed awards under APB 25 or SFAS 123(R), as applicable. The grants represented options to purchase an aggregate of 1,251,500 shares through the first six months of fiscal 2006. For annual grants to officers during other fiscal years during the Relevant Period, management determined that the original measurement date was properly determined.

•   Non-annual grants to employees.  Non-annual grants to employees are initial grants to newly hired employees or incremental grants to existing employees upon their promotion. For non-annual grants to employees, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under “Accounting Considerations—Stock-Based Compensation”, and accounted for these grants as fixed awards under APB 25 or SFAS 123(R), as applicable. The grants represented options to purchase an aggregate of 2,380,150 shares through the first six months of fiscal 2006.

•   Non-annual grants to officers.  Non-annual grants to officers are initial grants to newly hired officers or incremental grants upon an existing employee’s promotion to an officer position. For non-annual grants to officers, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under “Accounting Considerations—Stock-Based Compensation”, and accounted for these grants, which represented options to purchase an aggregate of 351,500 shares through the first six months of fiscal 2006, as fixed awards under APB 25 or SFAS 123(R), as applicable.

Payroll taxes, interest and penalties—In connection with the stock-based compensation charges included in the restatement, certain options previously classified as Incentive Stock Options (“ISO”) were determined to have been granted with an exercise price below the fair market value of our stock on the revised measurement date. Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore might not qualify for ISO tax treatment. We refer to these stock options as the “Affected ISOs.” The potential disqualification of ISO status exposes us to additional payroll related withholding taxes on the exercise of options granted to U.S. employees, and interest and penalties for failing to properly withhold taxes on the exercise of those options. Additionally, we recorded tax, interest, and penalty expenses with respect to certain options granted in the U.K. which were determined to have been granted with an exercise price below the fair market value of our common stock on the revised measurement date (“U.K. Options”). The tax, interest and penalty expenses were recorded in the periods in which the underlying stock options were exercised. Then, in periods in which the liabilities were legally extinguished due to statutes of limitations, the expenses were reversed and recognized as a reduction in the related functional expense in our consolidated statements of operations. The net U.S. and U.K. tax liabilities at March 31, 2007 for this potential disqualification of ISO tax treatment for the Affected ISO’s and the U.K. Options totaled $1.2 million.

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

We have recorded a net income tax benefit of approximately $3.0 million in connection with the stock-based compensation related expense during the period from fiscal year 1995 through April 1, 2006. The recognized tax benefit related to affected stock options granted to officers was limited due to the potential non-deductibility of the related expenses under IRC Section 162(m). This IRS rule limits the amount of executive compensation that may be deducted for U.S. tax purposes under certain circumstances. We did not record a tax benefit or deferred tax asset for affected stock options granted to non-U.S., non-U.K. and certain non-German employees because we determined that we could not receive tax benefits outside of the U.S., U.K. and Germany. The net tax benefit has resulted in an increase of our deferred tax assets for all U.S. and UK affected stock options and certain German affected stock options prior to the exercise or forfeiture of the related options. Upon exercise or cancellation of the underlying options, the excess or deficiency in deferred tax assets are written-off to either expense or additional paid-in capital in the period of exercise or cancellation.

Further, we have recorded additional restatements to income taxes to record the effect of errors identified in the accounting for income tax contingencies resulting from the misapplication of information available at the date of the misstatement as well as the tax effects of the other miscellaneous accounting adjustments.

Accounting Considerations – Stock-Based Compensation

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

At March 31, 2007, we had $109.6 million of goodwill and purchased intangible assets on our consolidated balance sheet. At March 31, 2007, we had $149.6 million of property and equipment on our consolidated balance sheet. As no impairment indicators were present during the first six months of fiscal 2007 except for an indicator related to the Auburn facility, we believe these values remain recoverable.  In the first six months of fiscal 2007, we evaluated the Auburn facility for potential impairment and determined that no impairment existed.

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

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Three Months Ended
	March 31, 2007	April 1, 2006	Change	% Change
		(As Restated)
	(Dollars in thousands)

Bookings	$151,865	$146,334	$5,531	3.8%
Net sales - CLC	$69,720	$66,841	$2,879	4.3%
Net sales - SLS	$82,316	$78,650	$3,666	4.7%
Gross profit as a percentage of net sales - CLC	42.8%	40.4%	2.4%	6.0%
Gross profit as a percentage of net sales - SLS	42.9%	47.3%	(4.4)%	(9.2)%
Research and development as a percentage of net sales	12.4%	13.1%	(0.7)%	(5.6)%
Income before income taxes	$11,482	$12,295	$(813)	(6.6)%
Cash provided by operating activities	$11,202	$12,479	$(1,277)	(10.2)%
Days sales outstanding in receivables	63.5	61.0	2.5	4.0%
Days sales outstanding in inventories	61.2	59.0	2.2	3.8%
Capital spending as a percentage of net sales	4.9%	2.8%	2.1%	77.0%

	Six Months Ended
	March 31, 2007	April 1, 2006	Change	% Change
		(As Restated)
	(Dollars in thousands)

Bookings	$288,073	$277,993	$10,080	3.6%
Net sales - CLC	$136,947	$125,268	$11,679	9.3%
Net sales - SLS	$161,086	$151,091	$9,995	6.6%
Gross profit as a percentage of net sales - CLC	44.1%	40.1%	4.0%	9.9%
Gross profit as a percentage of net sales - SLS	41.1%	46.6%	(5.5)%	(11.7)%
Research and development as a percentage of net sales	12.4%	12.3%	0.1%	1.3%
Income before income taxes	$24,844	$21,992	$2,852	13.0%
Cash provided by operating activities	$39,936	$33,079	$6,857	20.7%
Capital spending as a percentage of net sales	4.2%	2.9%	1.3%	42.4%

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

Second quarter bookings increased 3.8% and bookings for the six months ended March 31, 2007 increased 3.6% from the same periods one year ago.  For both the quarter and six months, increases in the OEM components and instrumentation and materials processing markets were partially offset by decreases in the microelectronics, scientific and government programs and graphic arts and display markets.

Bookings in the OEM components and instrumentation market increased significantly primarily due to strong bioinstrumentation orders.  Flow cytometry led the way with bookings for OPS, DPSS and laser diode module products from established and emerging accounts.  We also received initial orders for integrated subsystems. Several other applications also contributed to the strong instrumentation bookings including confocal microscopy, DNA sequencing and medical imaging.  In all cases, our Sapphire™ and Compass™ products were the desired solution.  Bookings from medical OEM’s rebounded significantly during the second quarter of fiscal 2007 for several reasons.  The refractive surgery market recovered as the Chinese market overcame regulatory changes in the procurement cycle.   We converted another account from an internal provider to the Existar™ platform.  Finally, we are experiencing resurgence in CO2-based skin resurfacing as the marketplace rediscovers the efficacy (i.e., fewer treatments) and faster recovery times versus fiber laser-based treatments.  In addition, we received our first volume order for OPS lasers for ophthalmology.

Bookings in the materials processing market increased significantly from the same periods one year ago, with Asia leading the way on new orders.  We experienced strong demand from several applications and multiple product lines.  Our G™ and GEM™ Series CO2 lasers and our Prisma™ and Matrix™ solid-state lasers did well in the marking market. GEM products also did well in the engraving space due to a key competitive win.  The K-Series™ CO2 lasers posted good numbers in the converting market where the higher power supports higher throughput. Additionally, the textile market contributed solid orders as customers build up capacity to support year-end demand.  Our acquisition of St. Louis-based Nuvonyx in April 2007 will enable us to address the developing market for materials processing applications with direct diodes. This technology represents a simple, efficient and cost effective solution.  This is possible since these applications are not as dependent on the characteristic which we refer to as the mode structure of the laser beam; traditional solid-state lasers or fiber lasers produce highly focusable beams that are too powerful in applications such as heat treating of metals, welding of plastics and brazing of metals.  As a fully vertically integrated supplier we would clearly expect that direct diode solutions could have a substantial cost advantage over fiber lasers in these applications. This is an important consideration for markets that are influenced by total cost of ownership.  Moreover, there are customer trials underway to expand their field of use to metal welding and given our capabilities in diode laser development, we hope to extend the serviceable arena to include this large market.

Microelectronics bookings decreased from the comparable prior year periods primarily due to weakness in the advanced packaging market as the via drilling market remains depressed as ample capacity is currently deployed. The laser direct imaging market is benefiting from higher throughputs afforded by new tool and laser enhancements.  In particular, our 8W Paladin™ is helping expand tool throughput by enabling higher processing speeds.  Flat panel display orders were sluggish as customer ramp-ups were slower than expected, some of which may be associated with customers bringing new manufacturing processes on-line that have not been completely debugged.  Offsetting this sluggishness, there have been a number of OLED technology and product announcements recently from major CE players. Our LSX™ Series is used for annealing in many of them.  Orders for semi cap applications increased from the first quarter of fiscal 2007.  In particular, bookings for lasers used in inspection were solid, especially for 45nm node applications.

Bookings in the scientific and government programs market decreased, following an exceptionally strong first quarter of fiscal 2007.  Several other factors impacted second quarter scientific bookings including the push out of certain orders due to funding delays as well as a mix shift in certain pump lasers.   On a geographic basis, North America and Europe were lower following impressive performances in the preceding quarter.  The Pacific Rim was essentially flat with the prior quarter

Bookings in the graphic arts and display market decreased primarily due to its transition to low cost diode laser solutions, an area in which we do not participate.  During the quarter, we also received initial orders for our high power OPS lasers for use in lightshow applications.

Net Sales

Net sales include sales of lasers, precision optics, related accessories and service contracts.  Net sales for the second fiscal quarter increased 4.3% in our CLC segment and increased 4.7% in our SLS segment from the same quarter one year ago.  Net sales for the first six months of fiscal 2007 increased 9.3% in our CLC segment and 6.6% in our SLS segment from the same period one year ago.  For a more complete description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the second fiscal quarter increased from 40.4% to 42.8% in our CLC segment and decreased from 47.3% to 42.9% in our SLS segment from the same quarter one year ago.  Gross profit percentage in the first six months of fiscal 2007 increased from 40.1% to 44.1% in our CLC segment and decreased from 46.6% to 41.1% in our SLS segment from the same period one year ago.   For a more complete description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased to 12.4% from 13.1% in the second fiscal quarter and increased to 12.4% from 12.3% for the six months ended March 31, 2007 from the same periods one year ago, respectively. For a more complete description of the reasons for changes in R&D percentage refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more cash flow available.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in receivables for the second quarter of fiscal 2007 increased 2.5 days from the same quarter one year ago primarily due to a higher concentration of sales later in the quarter and increased receivables in Asia, which typically have longer payment terms.

Days Sales Outstanding in Inventories

We calculate DSO in inventories as net inventories at the end of the period divided by net sales of the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in inventories indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more cash flow available.  The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in inventories for the second quarter of fiscal 2007 increased 2.2 days from the same quarter one year ago primarily due to the impact of foreign exchange rates and due to higher levels of semiconductor inventories.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 4.9% and 4.2% for the second quarter and six months from 2.8% and 2.9%, respectively, for the same periods one year ago.  The increase was primarily due to higher investments in information technology, manufacturing equipment and building improvements.  We anticipate that capital spending for fiscal 2007 will be approximately 4% of net sales.

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

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.6%	56.3%	57.8%	56.7%
Gross profit	42.4%	43.7%	42.2%	43.3%
Operating expenses:
Research and development	12.4%	13.1%	12.4%	12.3%
In-process research and development	—%	—%	—%	0.2%
Selling, general and administrative	24.4%	22.0%	23.6%	22.4%
Restructuring and other charges (recoveries)	0.1%	—%	0.1%	—%
Amortization of intangible assets	1.3%	1.7%	1.3%	1.8%
Total operating expenses	38.2%	36.8%	37.4%	36.7%
Income from operations	4.2%	6.9%	4.8%	6.6%
Other income (expense):
Interest and dividend income	4.1%	1.9%	4.1%	1.7%
Interest expense	(1.3)%	(0.4)%	(1.2)%	(0.3)%
Other—net	0.5%	—%	0.6%	—%
Total other income, net	3.3%	1.5%	3.5%	1.4%
Income before income taxes	7.5%	8.4%	8.3%	8.0%
Provision for income taxes	2.7%	4.3%	2.3%	2.6%
Net income	4.8%	4.1%	6.0%	5.4%

Net income for the second quarter of fiscal 2007 was $7.3 million ($0.23 per diluted share) including $2.5 million of after-tax costs related to our internal stock option investigation and litigation.  Second quarter fiscal 2007 results also included approximately $2.6 million of after-tax stock-based compensation expense as required by SFAS 123(R). Net income for the second quarter of fiscal 2006 was $6.0 million ($0.19 per diluted share) including $0.2 million after-tax in Excel Technology integration related costs. Second quarter fiscal 2006 results also included approximately $4.6 million of after-tax stock-based compensation expense as required by SFAS 123(R). Net income for the first six months of fiscal 2007 was $18.0 million ($0.56 per diluted share) including $3.6 million of after-tax costs related to our internal stock option investigation.  Results for the first six months of fiscal 2007 also included approximately $4.7 million of after-tax stock-based compensation expense as required by SFAS 123(R).  Net income for the first six months of fiscal 2006 was $14.8 million ($0.47 per diluted share) including a one-time tax benefit of approximately $1.8 million, an after-tax facility closure charge of $0.4 million, an in-process research and development (IPR&D) charge of $0.4 million after-tax associated with the purchase of the assets of Iolon during the first quarter of fiscal 2006 and $0.2 million in after-tax Excel Technology integration related costs. Results for the first six months of fiscal 2006 also included approximately $7.0 million of after-tax stock-based compensation expense as required by SFAS 123(R).

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	March 31, 2007		April 1, 2006
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$53,768	35.3%	$55,245	37.9%
OEM components and instrumentation	36,835	24.2%	31,823	21.8%
Materials processing	25,192	16.6%	19,267	13.2%
Scientific and government programs	30,608	20.1%	28,810	19.7%
Graphic arts and display	5,713	3.8%	10,843	7.4%
Total	$152,116	100.0%	$145,988	100.0%

	Six Months Ended
	March 31, 2007		April 1, 2006
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$109,498	36.5%	$97,813	35.3%
OEM components and instrumentation	71,027	23.7%	63,508	22.9%
Materials processing	44,566	14.9%	37,546	13.6%
Scientific and government programs	63,549	21.2%	58,486	21.1%
Graphic arts and display	10,985	3.7%	19,629	7.1%
Total	$299,625	100.0%	$276,982	100.0%

By market application, quarterly increases in the materials processing, OEM components and instrumentation and scientific and government programs markets were partially offset by decreases in the graphic arts and display and microelectronics markets.  Year-to-date increases in the microelectronics, OEM components and instrumentation, materials processing, and scientific and government programs markets were partially offset by decreases in the graphic arts and display market.

Quarterly

The quarterly increase in the materials processing market of $5.9 million, or 31%, was primarily due to higher commercial laser shipments for non-metal cutting and marking applications.  OEM components and instrumentation sales increased $5.0 million, or 16%, due primarily to increased bioinstrumentation sales.  The increase in scientific and government program sales of $1.8 million, or 6%, was due to higher demand for pumping, measuring and advanced research applications used by universities.  Graphic arts and display market sales for the quarter decreased $5.1 million, or 47%, primarily due to lower shipments of individually addressable semiconductor bar for reprographics applications.  The decrease in the microelectronics market of $1.5 million, or 3%, was primarily due to lower demand in via drilling applications.

Year-to-date

The increase in the microelectronics market of $11.7 million, or 12%, during the first six months of fiscal 2007 was primarily due to higher sales in advanced packaging applications, including laser direct imaging and via drilling, and higher flat panel annealing sales.  OEM components and instrumentation sales increased $7.5 million, or 12%, due primarily to increased bioinstrumentation sales.  The year-to-date increase in the materials processing market of $7.0 million, or 19%, was primarily due to higher commercial laser shipments for marking applications.  The increase in scientific and government program sales of $5.1 million, or 9%, was due to higher demand for pumping, measuring and advanced research applications used by universities. Graphic arts and display market sales for the six months decreased $8.6 million, or 44%, primarily due to lower shipments of individually addressable semiconductor bar for reprographics applications.

Although we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

Segments

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	March 31, 2007		April 1, 2006
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
CLC	$69,720	45.8%	$66,841	45.8%
SLS	82,316	54.1%	78,650	53.9%
Others	80	0.1%	497	0.3%
Total	$152,116	100.0%	$145,988	100.0%

	Six Months Ended
	March 31, 2007		April 1, 2006
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
CLC	$136,947	45.7%	$125,268	45.3%
SLS	161,086	53.8%	151,091	54.5%
Others	1,592	0.5%	623	0.2%
Total	$299,625	100.0%	$276,982	100.0%

Net sales for the second quarter of fiscal 2007 increased by $6.1 million, or 4%, compared to the second quarter of fiscal 2006, with increases of $2.9 million, or 4%, in our CLC segment and increases of $3.7 million, or 5%, in our SLS segment.  Net sales for the six months ended March 31, 2007 increased by $22.6 million, or 8%, compared to the same period one year ago, with increases of $11.7 million, or 9%, in our CLC segment and increases of $10.0 million, or 7%, in our SLS segment

Quarterly

The quarterly increase in our CLC segment sales was primarily due to increased bioinstrumentation sales in the OEM components and instrumentation market, higher sales of imaging optics and higher service revenue.  The quarterly increase in our SLS segment sales was primarily due to increased excimer shipments in the microelectronics and OEM components and instrumentation markets as well as higher scientific market sales, partially offset by decreases in the microelectronics market for via drilling applications and lower scientific applications sales to universities.

Year-to-date

The year-to-date increase in our CLC segment sales was primarily due to increased bioinstrumentation sales in the OEM components and instrumentation market, higher service revenue, higher sales for marking and cutting applications and higher thermal imaging sales.  The year-to-date increase in our SLS segment sales was primarily due to increased excimer shipments in the OEM components and instrumentation and microelectronics markets as well as higher scientific market sales, partially offset by decreases in the microelectronics market for via drilling applications.

GROSS PROFIT

Consolidated

Our gross profit rate decreased to 42.4% from 43.7% in the second fiscal quarter and decreased to 42.2% from 43.3% for the six months ended March 31, 2007, compared to the same periods one year ago.

The second quarter 1.3% decrease in gross profit was primarily due to less favorable product mix and volume pricing (1.7%) and higher warranty and installation (1.0%) costs primarily associated with new products, partially offset by improved yields and scrap (1.2%), lower other direct costs (0.5%) and lower stock compensation expense under SFAS 123R (0.3%).

The gross profit decrease of 1.1% during the first six months of fiscal 2007 was primarily due to less favorable product mix (1.8%) and higher warranty and installation (0.9%) costs, partially offset by improved yields and scrap (1.6%) and lower other direct costs (0.1%).

CLC

The gross profit rate in our CLC segment increased to 42.8% from 40.4% in the second fiscal quarter and increased to 44.1% from 40.1% for the six months ended March 31, 2007, compared to the same periods one year ago.

The second quarter increase in our CLC segment was primarily due to improved yields and higher salvage recovery (3.6%) and lower other costs (1.2%) due to lower inventory provisions, partially offset by higher warranty costs (1.8%) and less favorable product mix (0.7%). The year-to-date increase in our CLC segment was primarily due to improved yields and higher salvage recovery (3.8%) and lower other costs (0.8%) due to lower inventory provisions, partially offset by higher warranty costs (0.9%).

SLS

The gross profit rate in our SLS segment decreased to 42.9% from 47.3% in the second fiscal quarter and decreased to 41.1% from 46.6% for the six months ended March 31, 2007, compared to the same periods one year ago.

The second quarter decrease in our SLS segment was primarily due to less favorable product mix (4.5%) within the microelectronics market, higher other costs (0.6%) due to higher inventory provisions and higher installation costs (0.5%) related to custom products, partially offset by lower rework costs (1.2%). The year-to-date decrease in our SLS segment was primarily due to less favorable product mix (3.7%), higher warranty and installation costs (1.0%) due to higher installations of custom systems and higher warranty costs associated with new products and higher other costs (0.6%) due to higher inventory provisions.

Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations.

OPERATING EXPENSES:

	Three Months Ended
	March 31, 2007		April 1, 2006
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
			(As Restated)
	(Dollars in thousands)
Research and development	$18,884	12.4%	$19,196	13.1%
In-process research and development	—	—%	—	—%
Selling, general and administrative	37,139	24.4%	32,120	22.0%
Restructuring and other charges (recoveries)	111	0.1%	(90)	(0.0)%
Amortization of intangible assets	1,950	1.3%	2,474	1.7%
Total operating expenses	$58,084	38.2%	$53,700	36.8%

	Six Months Ended
	March 31, 2007		April 1, 2006
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
			(As Restated)
	(Dollars in thousands)
Research and development	$37,206	12.4%	$33,944	12.3%
In-process research and development	—	—%	690	0.2%
Selling, general and administrative	70,623	23.6%	62,008	22.4%
Restructuring and other charges (recoveries)	248	0.1%	(90)	—%
Amortization of intangible assets	3,893	1.3%	4,918	1.8%
Total operating expenses	$111,970	37.4%	$101,470	36.7%

Research and development (“R&D”) expenses decreased $0.3 million, or 2%, during the fiscal quarter ended March 31, 2007 and increased $3.3 million, or 10%, during the six months ended March 31, 2007 compared to the comparable periods one year ago.  The second fiscal quarter decrease is primarily due to higher net reimbursements from customers for development projects ($0.6 million) partially offset by lower other spending ($0.3 million).  The year-to-date increase is primarily due to $1.7 million higher headcount related spending on projects and lower net reimbursements from customers for development projects ($1.2 million).  On a quarterly segment basis, CLC project spending increases of $0.4 million were partially offset by $0.1 million lower project spending in SLS.  On a year-to-date segment basis, CLC project spending increased $2.1 million and SLS project spending increased $0.9 million.

The in-process research and development (“IPR&D”) charge recognized in the first quarter of fiscal 2006 resulted from our acquisition of Iolon.

Selling, general and administrative (“SG&A”) expenses increased $5.0 million, or 16% during the second fiscal quarter of 2007 and increased $8.6 million, or 14%, in the six months ended March 31, 2007 compared to the comparable periods one year ago. The second quarter increase is primarily due to $4.4 million of costs related to our internal stock option investigation and $0.6 million higher other spending.  The year-to-date increase is primarily due to $6.1 million of costs related to our internal stock option investigation, $2.7 million higher headcount related spending and $0.5 million higher other spending, partially offset by $0.7 million lower stock-based compensation expense under SFAS 123(R).  On a quarterly segment basis, SG&A expenses increased by $0.9 million for CLC and $0.6 million for the SLS segment due to higher costs of European distribution centers and increased headcount related spending and by $3.5 million in corporate and other primarily due to $4.4 million of costs related to our internal stock option investigation. On a year-to-date segment basis, SG&A expenses increased by $1.8 million for CLC due to higher costs of European distribution centers and increased headcount related spending, decreased $0.2 million for the SLS segment and increased $7.0 million in corporate and other primarily due to $6.1 million of costs related to our internal stock option investigation.

Restructuring and other charges (recoveries) increased $0.2 million and $0.3 million during the three and six months ended March 31, 2007, respectively, compared to the same prior year periods.  The second quarter increase is due to a $0.1 million write-off of Excel acquisition related costs and $0.1 million in adjustments to the estimated contractual obligation for lease and other facility costs of a previously vacated building, net of estimated sublease income.  The year-to-date increase is due to a $0.4 million write-off of Excel acquisition related costs partially offset by $0.1 million lower adjustment of the estimated contractual obligation for lease and other facility costs of a previously vacated building, net of estimated sublease income

Amortization of intangible assets decreased $0.5 million, or 21%, and $1.0 million, or 21%, during the three and six months ended March 31, 2007, respectively, compared to the same prior year periods one year ago. The decreases were primarily due to lower amortization of intangibles related to our 2005 TuiLaser acquisition.

OTHER INCOME (EXPENSE)

Other income, net of other expense, increased $2.9 million and $6.7 million during the three and six months ended March 31, 2007 compared to the same periods one year ago. The second quarter increase was primarily due to higher interest income ($3.5 million) as a result of higher cash, cash equivalents and short-term investment balances and higher returns, and lower foreign currency exchange net losses ($1.2 million), partially offset by higher interest expense ($1.2 million) primarily due to interest on the convertible subordinated notes and lower investment gains, net of expenses, associated with our deferred compensation plans ($0.2 million). The year-to-date increase was primarily due to higher interest income ($7.7 million) as a result of higher cash, cash equivalents and short-term investment balances and higher returns, lower foreign currency exchange net losses ($1.6 million) and $0.6 million higher investment gains, net of expenses, associated with our deferred compensation plans, partially offset by higher interest expense ($2.8 million) primarily due to interest on the convertible subordinated notes.

INCOME TAXES

The effective tax rate on income before income taxes for the second quarter of fiscal 2007 of 36.6% was higher than the statutory rate of 35.0% primarily due to permanent differences related to deemed dividend inclusions under the Subpart F tax rules, partially offset by the benefit of foreign tax credits and research and development tax credits. The effective tax rate on income before income taxes for the six months ended March 31, 2007 of 27.4% was lower than the statutory rate of 35.0% primarily due to the benefit of foreign tax credits and research and development tax credits, partially offset by permanent differences related to deemed dividend  inclusions under the Subpart F tax rules.

The effective tax rate on income before income taxes for the second quarter of fiscal 2006 of 51.2% was higher than the statutory rate of 35.0% primarily due to the write-off of deferred tax assets, partially offset by the increased use of export tax incentives and California research and development tax credits. The effective tax rate on income before income taxes for the six months ended April 1, 2006 of 32.5%, was lower than the statutory rate of 35.0% primarily due to increased use of export tax incentives and California research and development tax credits, as well as a benefit of $1.8 million resulting from the consolidation of two wholly-owned subsidiaries in Japan, partially offset by the write-off of deferred tax assets. The income of one of the Japanese subsidiaries and a portion of the income of its German parent that were previously treated as permanently reinvested were deemed distributed to the United States and the income and associated tax credits of these entities were currently reported for U.S. tax purposes.

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

Total pretax compensation cost for our option and ESPP plans in the second quarter of fiscal 2007 was $2.1 million and $0.5 million, respectively.  Total pretax compensation cost for our option and ESPP plans in the six months ended March 31, 2007 was $4.4 million and $0.9 million, respectively.  Total pretax compensation cost for our restricted stock plan and performance restricted stock plan in the second quarter of fiscal 2007 was $0.4 million and less than $0.1 million, respectively. Total pretax compensation cost for our restricted stock plan and performance restricted stock plan in the six months ended March 31, 2007 was $0.9 million and $0.3 million, respectively. Total pretax compensation cost for our option and ESPP plans in the second quarter of fiscal 2006 was $2.9 million and $0.3 million, respectively.  Total pretax compensation cost for our option and ESPP plans in the six months ended April 1, 2006 was $6.0 million and $0.7 million, respectively.  Total pretax compensation cost for our restricted stock plan in the second quarter of fiscal 2006 and the six months ended April 1, 2006 was $0.2 million and $0.5 million, respectively. During the second quarter of fiscal 2007, $0.5 million for all stock plans was capitalized into inventory, $0.4 million was amortized to cost of sales and $0.5 million remained in inventory at March 31, 2007.  At March 31, 2007, the total compensation cost related to unvested stock-based options and awards granted to employees under our stock option plans but not yet recognized was approximately $8.0 million, net of estimated forfeitures of $0.6 million.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.  At March 31, 2007, there was no compensation cost related to options to purchase common shares under the ESPP but not yet recognized; $0.5 million was written off in the second quarter of fiscal 2007 as the stock purchase plan was suspended and employee contributions made to date were returned while the Special Committee conducted a voluntary review of our historical stock option practices. We had 270,065 shares of restricted stock outstanding at March 31, 2007 and 299,044 restricted shares outstanding at September 30, 2006.

During the quarter ended March 31, 2007, our Board of Directors approved an extension of the exercise period to December 31, 2007 for 210,088 fully vested stock options previously granted by the Company to employees.  As a result, we recorded approximately $0.5 million in compensation expense related to the stock option modification during the three and six months ended March 31, 2007.  During the quarter ended March 31, 2007, we recorded less than $0.1 million in compensation expense for cash payments to former employees for options that were not able to be exercised due to the internal stock option investigation.

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

	Six Months Ended
	March 31, 2007	April 1, 2006
		(As Restated)
	(in thousands)
Net cash provided by operating activities	$39,936	$33,079
Sales of shares under employee stock plans	3,784	6,947
Net proceeds from convertible subordinated notes	—	194,888
Repurchase of common stock	—	(22,250)
Capital expenditures	(12,523)	(8,127)
Acquisition of businesses, net of cash acquired	—	(5,114)
Net payments on debt borrowings	(4)	—

Net cash provided by operating activities increased by $6.9 million for the six months ended March 31, 2007 compared to the same period one year ago. The increase was primarily due to higher cash flows from accounts receivable resulting from sales growth and improved collections and higher cash flows from other current liabilities and income taxes payable partially offset by lower cash flows from prepaid expenses and inventories. We believe that cash provided by operating activities will be adequate to cover our working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital.  We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

Additional sources of cash available to us included a multi-currency line of credit and bank credit facilities totaling $22.5 million as of March 31, 2007, of which $22.4 million was unused and available. These credit facilities were used in Europe during the six months ended March 31, 2007.

Our ratio of current assets to current liabilities was 2.4:1 at March 31, 2007 compared to 6.0:1 at September 30, 2006. The decrease in our ratio from September 30, 2006 to March 31, 2007 is primarily due to the reclassification of our convertible subordinated notes from noncurrent to current at March 31, 2007 and higher other current liabilities partially offset by increases in cash, cash equivalents and short-term investments, prepaids and other assets and deferred tax assets.  Our cash position, short-term investments, working capital and current debt obligations are as follows:

	March 31, 2007	September 30, 2006
	(in thousands)
Cash and cash equivalents	$411,867	$445,231
Short-term investments	117,127	48,767
Working capital	482,910	630,817
Restricted cash, current	2,460	—
Total current debt obligations	199,784	8

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

On December 15, 2006, we received a letter from U.S. Bank National Association (“the trustee”) for the holders of the outstanding principal amount of 2.75% convertible subordinated notes due 2011 stating that we had violated certain provisions in the Indenture dated March 13, 2006 (the “Indenture”) as a result of our failure to file our annual report for fiscal 2006 with the SEC. The indentures provided that such a default could be cured by making that filing with the SEC within 60 days after the receipt by us of the notice of default. The indentures also provided that such a default, if not cured by that date, would give certain holders and the trustee the right to accelerate the maturity of the notes. We did not cure the default within 60 days after the receipt by us of the notice of default. On August 17, 2007, as amended by an addendum delivered on August 20, 2007, we received a letter from the trustee under the Indenture declaring the principal amount and accrued and unpaid interest, plus additional interest under the notes, to be immediately due and payable pursuant to the Indenture due to our failure to file reports required to be filed with the SEC and delivered to the trustee under the Indenture and Sections 13 and 15(d) of the Securities Exchange Act of 1934. As a result of the violation, the convertible subordinated notes have been classified as current liabilities as of March 31, 2007.  The aggregate amount due and payable under the notes including interest was $202,984,067, which we paid on August 21, 2007.

As part of our tender offer to purchase the remaining outstanding shares of Lambda Physik, we were required by local regulations to have funds available for the offer in an account located in Germany. As of March 31, 2007, we had $2.5 million restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik, which are included in current restricted cash on our consolidated balance sheets. As of September 30, 2006, we had $2.5 million restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik, which are included in non-current restricted cash on our consolidated balance sheets. At March 31, 2007 and September 30, 2006, we also had $1.3 million and $1.2 million, respectively, in non-current restricted cash related to outstanding long-term debt at a subsidiary.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, obligations under SFAS 143, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of  our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. There have been no material changes in contractual obligations since September 30, 2006. Information regarding our other financial commitments at March 31, 2007 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the six months ended March 31, 2007 was $39.9 million, which included net income of $18.0 million, depreciation and amortization of $16.6 million, stock-based compensation expense of $7.0 million and other items aggregating $0.6 million, partially offset by increases in net deferred tax assets of $2.3 million.

Cash used in investing activities during the six months ended March 31, 2007 was $83.3 million, which included $68.4 million, net, purchases of available-for-sale securities, $12.5 million used to acquire property and equipment, invest in information technology and improve buildings and $2.8 million premiums paid on life insurance in our deferred compensation plan, partially offset by $0.2 million proceeds from dispositions of property and equipment and $0.2 million other.

Cash provided by financing activities during the six months ended March 31, 2007 was $5.1 million, which included $3.8 million generated from our employee stock purchase and stock option plans, an increase in cash overdraft of $0.9 million, $0.3 million payments on stock notes receivable and $0.1 million excess tax benefits from stock-based payment arrangements.

Changes in exchange rates during the six months ended March 31, 2007 provided $5.0 million, primarily due to the strengthening of the Euro, partially offset by the weakening of the Japanese Yen, in relation to the U.S. dollar.

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

In September 2006, the SEC issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) addressing how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC Staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 also describes the circumstances where it would be appropriate for a registrant to record a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial as well as the required disclosures to investors. SAB 108 is effective for us for fiscal year 2007. We adopted SAB 108 on October 1, 2006 and our adoption did not have a material impact on our consolidated financial position and results of operations.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2007, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At March 31, 2007, the fair value of our available-for-sale debt securities was $117.1 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $951,000 and ($48,000), respectively, at March 31, 2007.

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

A hypothetical 10% appreciation of the forward adjusted U.S. dollar to March 31, 2007 market rates would decrease the unrealized value of our forward contracts by $13.5 million. Conversely, a hypothetical 10% depreciation of the forward adjusted U.S. dollar to March 31, 2007 market rates would increase the unrealized value of our forward contracts by $13.8 million.

The following table provides information about our foreign exchange forward contracts at March 31, 2007. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at March 31, 2007 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Fair Value Hedges:
Euro	1.3035	$(115,363)	$(118,286)
British Pound Sterling	1.9858	$1,191	$1,180
Japanese Yen	116.8068	$18,745	$18,620
Canadian Dollar	1.1122	$180	$174
Korean Won	942.0136	$425	$430

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2007 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of March 2007 because of the material weakness previously disclosed in our annual report on Form 10-K for the year ended September 30, 2006.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2007, the Company engaged outside tax advisors to help in the preparation, documentation, and review of the annual tax provision.  There were no other changes in our internal control over financial reporting that occurred during the period that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the three and six months ended March 31, 2007, 70% and 69% of our net sales, respectively, were derived from customers outside of the United States. For fiscal years 2006, 2005, and 2004, 68%, 65% and 61%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. The majority of our foreign sales occur through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign operations and sales are subject to a number of risks, including:

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

Federal securities laws, rules and regulations, as well as the rules and regulations of self-regulatory organizations such as Nasdaq and the NYSE, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their chief executive officers, chief financial officers and directors for securities law violations. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. We are committed to maintaining high standards of ethics, corporate governance and public disclosure. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from revenue generating to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may also be harmed.

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

For the three and six months ended March 31, 2007, our research and development costs were $18.9 million (12.4% of net sales) and $37.2 million (12.4% of net sales), respectively.  For our fiscal years 2006, 2005 and 2004, our research and development costs were $73.1 million (12.5% of net sales), $57.4 million (11.1% of net sales) and $62.1 million (12.6% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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