Form 10-Q
period 2007-06-30
COHERENT INC
filed 2008-01-31
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

This quarterly report contains the restatement of our condensed consolidated statements of operations for the three and nine months ended July 1, 2006 and condensed consolidated statements of cash flows for the nine months ended July 1, 2006.

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

Options granted during the Relevant Period to purchase an aggregate of approximately 8,735,590 shares were determined to have incorrect measurement dates.  Accordingly, our consolidated retained earnings as of July 1, 2006 has been restated to incorporate an aggregate of approximately $21.8 million in incremental stock-based compensation charges, including payroll taxes, net of a $3.4 million tax benefit, during the period from January 1, 1995 through July 1, 2006.  We determined that the revised measurement dates for accounting purposes differed from the originally recorded measurement dates due primarily to a number of factors, including (1) delays in the final determination or approval of the awards, (2) retroactive selection of grant dates, (3) the absence of definitive documentation regarding approval, and (4) other process-related issues.  These included annual grants to existing employees and officers and option grants made to new hires or to employees recently promoted.

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

PART I.  FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
		(As Restated) (1)		(As Restated) (1)

Net sales	$142,608	$149,524	$442,233	$426,506
Cost of sales	85,470	83,231	258,651	240,391
Gross profit	57,138	66,293	183,582	186,115
Operating expenses:
Research and development	19,337	18,844	56,543	52,788
In-process research and development	2,200	—	2,200	690
Selling, general and administrative	39,095	33,325	109,718	95,333
Restructuring and other charges	—	187	248	97
Amortization of intangible assets	2,085	2,344	5,978	7,262
Total operating expenses	62,717	54,700	174,687	156,170
Income (loss) from operations	(5,579)	11,593	8,895	29,945
Other income (expense):
Interest and dividend income	6,077	4,815	18,386	9,441
Interest expense	(2,012)	(1,847)	(5,665)	(2,741)
Other—net	1,952	565	3,666	473
Total other income, net	6,017	3,533	16,387	7,173
Income before income taxes	438	15,126	25,282	37,118
Provision for income taxes	1,201	3,881	8,005	11,039
Net income (loss)	$(763)	$11,245	$17,277	$26,079

Net income (loss) per share:
Basic	$(0.02)	$0.36	$0.55	$0.84
Diluted	$(0.02)	$0.36	$0.54	$0.83

Shares used in computation:
Basic	31,417	30,868	31,391	30,915
Diluted	31,417	31,596	32,045	31,460

(1) See Note 3, “Restatement of Condensed Consolidated Financial Statements” of the accompanying Notes to Condensed Consolidated Financial Statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par value)

	June 30, 2007	September 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$338,899	$445,231
Short-term investments	179,486	48,767
Restricted cash, current	2,460	—
Accounts receivable—net of allowances of $3,424 and $3,275, respectively	100,432	111,446
Inventories	115,079	101,494
Prepaid expenses and other assets	41,563	21,256
Deferred tax assets	48,151	29,201
Total current assets	826,070	757,395
Property and equipment, net	127,603	148,592
Assets held for sale	21,242	—
Restricted cash, non-current	1,786	3,709
Goodwill	82,090	71,871
Intangible assets, net	36,924	38,863
Other assets	67,397	62,094
Total assets	$1,163,112	$1,082,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$8	$8
Convertible subordinated notes	199,790	—
Accounts payable	33,082	29,498
Income taxes payable	25,395	17,720
Other current liabilities	94,869	79,352
Total current liabilities	353,144	126,578
Long-term obligations	1,151	1,276
Other long-term liabilities	46,753	37,419
Convertible subordinated notes	—	199,747
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—31,553 shares and 31,412 shares, respectively	313	311
Additional paid-in capital	379,594	367,290
Notes receivable from stock sales	—	(324)
Accumulated other comprehensive income	61,346	46,693
Retained earnings	320,811	303,534
Total stockholders’ equity	762,064	717,504
Total liabilities and stockholders’ equity	$1,163,112	$1,082,524

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	June 30, 2007	July 1, 2006
		(As Restated) (1)
Cash flows from operating activities:
Net income	$17,277	$26,079
Adjustments to reconcile net income to net cash provided by operating activities:
Purchased in-process research and development	2,200	690
Depreciation and amortization	19,225	19,868
Amortization of intangible assets	5,978	7,262
Deferred income taxes	(9,985)	(2,784)
Stock-based compensation	8,930	10,373
Excess tax benefit from stock-based compensation arrangements	(77)	(712)
Tax benefit from employee stock options	—	1,624
Non-cash restructuring and other charges (recoveries)	(128)	97
Amortization of bond issue costs	874	373
Other non-cash expense	1,855	571
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	13,215	(12,875)
Inventories	(9,956)	(446)
Prepaid expenses and other assets	(20,446)	(9,599)
Other assets	(5,337)	(2,009)
Accounts payable	3,286	11,914
Income taxes payable/receivable	7,355	(407)
Other current liabilities	11,086	(34)
Other long-term liabilities	4,497	711
Net cash provided by operating activities	49,849	50,696

Cash flows from investing activities:
Purchases of property and equipment	(17,713)	(12,938)
Proceeds from dispositions of property and equipment	203	1,167
Purchases of available-for-sale securities	(624,150)	(186,553)
Proceeds from sales and maturities of available-for-sale securities	493,431	277,533
Acquisition of businesses, net of cash acquired	(14,175)	(5,214)
Change in restricted cash	(448)	13,725
Deferred business acquisition costs	—	(2,303)
Premiums paid for life insurance contracts	(2,800)	—
Other — net	22	158
Net cash provided by (used in) investing activities	(165,630)	85,575

(continued)

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited; in thousands)

Cash flows from financing activities:
Long-term debt borrowings	—	1,387
Long-term debt repayments	(210)	(12,741)
Repayment of capital lease obligation	(5)	—
Cash overdrafts decrease	(1,919)	(474)
Issuance of common stock under employee stock option and purchase plans	3,783	19,025
Repurchase of common stock	—	(22,250)
Collection of notes receivable from stock sales	324	—
Proceeds received from issuance of convertible subordinated notes	—	200,000
Debt issuance costs	—	(5,567)
Excess tax benefits from stock-based compensation arrangements	77	712
Net cash provided by financing activities	2,050	180,092
Effect of exchange rate changes on cash and cash equivalents	7,399	7,135
Net increase (decrease) in cash and cash equivalents	(106,332)	323,498
Cash and cash equivalents, beginning of period	445,231	97,507
Cash and cash equivalents, end of period	$338,899	$421,005

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,234	$1,440
Income taxes	$11,974	$11,283
Cash received during the period for:
Income taxes	$1,731	$886

Noncash investing and financing activities:
Unpaid property and equipment	$813	$566
Portion of deferred business acquisition costs included in other current liabilities	$1,682	$—
Net retirement of restricted stock awards	$225	$—

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

2.              BUSINESS COMBINATION AND TERMINATED ACQUISITION

Nuvonyx, Inc.

In April 2007, we acquired Nuvonyx, Inc., a technology leader in high-power laser diode components, arrays, and industrial laser systems for materials processing and defense applications for approximately $14.0 million in cash, net of acquisition costs of $0.3 million. Nuvonyx produces high power arrays with powers in excess of 50 Kilowatts through its proprietary cooling and stacking technologies. The industrial laser systems are used for cladding and hardening of metals, joining materials, and other materials processing applications.  We have accounted for the acquisition of Nuvonyx’s assets as a business combination and the operating results of Nuvonyx have been included in our condensed consolidated financial statements from the date of acquisition. Our preliminary allocation of the purchase price is as follows (in thousands):

Tangible assets	$4,654
Goodwill	7,674
In-process research and development (IPR&D)	2,200
Intangible assets:
Existing technology	1,800
Customer lists	900
Non-compete agreements	140
Backlog	60
Trade name	20
Deferred tax liabilities	(1,203)
Liabilities assumed	(1,980)
Total	$14,265

The goodwill recognized from this acquisition resulted primarily from anticipated increases in market share and synergies of combining this entity and has been included in our Commercial Lasers and Components segment.  None of the goodwill from this purchase is deductible for tax purposes. The identifiable intangible assets are being amortized over their respective useful lives of one to five years.

At the date of acquisition, we immediately charged $2.2 million to expense, representing purchased IPR&D related to two development projects that had not yet reached technological feasibility and had, in management’s opinion, no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the net cash flows from each project, and discounting the net cash flows back to its present value. Separate projected cash flows were prepared for both the existing, as well as the in-process projects. The key assumptions used in the valuation include, among others, the expected completion date of the in-process project identified as of the acquisition date, the estimated costs to complete the project, revenue contribution and expense projection assuming the resulting products have entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations was obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability level of such technology, and the uncertainty of technological advances that could potentially impact the estimates. Projected net cash flows were based on estimates of revenue and operating profit (loss) of the project. One project is expected to become commercially viable in fiscal 2008 with approximately $0.9 million of estimated expenditures to complete and the other is expected to become commercially viable in fiscal 2009 with approximately $2.5 million of estimated expenditures to complete.

Unaudited pro forma results of operations had the acquisition taken place at the beginning of fiscal 2007 would have resulted in net sales of $142.8 million, net income of $2.2 million, and net income per basic and diluted share of $0.07 for the three months ended June 30, 2007. Unaudited pro forma results of operations had the acquisition taken place at the beginning of fiscal 2007 would have resulted in net sales of $447.2 million, net income of $17.7 million, and net income per basic and diluted share of $0.56 and $0.55, respectively, for the nine months ended June 30, 2007. Unaudited pro forma results of operations had the acquisition taken place at the beginning of fiscal 2006 would have resulted in net sales of $150.5 million, net income of $10.6 million, and net income per basic and diluted share of $0.34 for the three months ended July 1, 2006. Unaudited pro forma results of operations had the acquisition taken place at the beginning of fiscal 2006 would have resulted in net sales of $429.8 million, net income of $22.2 million, and net income per basic and diluted share of $0.72 and $0.71, respectively, for the nine months ended July 1, 2006.

Excel Technology, Inc.

On February 21, 2006, we entered into a definitive agreement to acquire Excel Technology, Inc. (“Excel”), a manufacturer of photonics-based solutions, consisting of laser systems and electro-optical components, primarily for industrial, commercial, and scientific applications. On October 25, 2006, we received a prohibition order from the German Federal Cartel Office (FCO) regarding our proposed acquisition.  The acquisition had previously been approved by antitrust authorities in the United States. None of the multiple remedy proposals offered by Coherent to the FCO addressing the overlap in the low-power carbon-dioxide laser market were satisfactory to the FCO.  On November 1, 2006, we received notice from Excel that it was terminating the merger agreement.  As a result, our fourth quarter fiscal 2006 results included a pre-tax charge of $5.9 million for previously capitalized costs related to the terminated merger agreement. In addition, our results for the first nine months of fiscal 2007 include a pretax charge of $0.3 million for additional costs incurred during the period related to the terminated merger agreement.

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

Restatement Adjustments

Our restated condensed consolidated financial statements for the three and nine months ended July 1, 2006 incorporate adjustments to correct for errors in stock-based compensation expense, payroll tax expense and other accounting matters, including the income tax impacts related to the restatement adjustments and other tax errors (collectively, the “restatement adjustments”). The table below presents the decrease to net income for the first three and nine months of fiscal 2006 of the individual restatement adjustments, which are explained in further detail following the table (in thousands, except per share data):

	Three Months Ended July 1, 2006	Nine Months Ended July 1, 2006

Stock-based compensation
Annual grants to employees	$(60)	$266
Annual grants to officers	(142)	1
Non-annual grants to employees	(50)	(44)
Non-annual grants to officers	1	4
Total stock-based compensation expense	(251)	227

Payroll taxes, interest and penalties	(69)	120
Total stock-based compensation adjustments	(320)	347

Other miscellaneous accounting adjustments
Correction of Lambda Physik purchase accounting	139	416
Correction of accounting for asset retirement obligations	71	206
Classification of unrealized foreign exchange losses on intercompany note	—	77
Correction to inventory capitalization	454	454
	664	1,153
Total adjustments to income before income taxes	344	1,500
Income tax expense (benefit)	(738)	761

Total decrease (increase) to net income	$(394)	$2,261

Decrease (increase) in diluted earnings per share	$(0.02)	$0.07

Stock-Based Compensation Summary—These adjustments are from management’s determination, based upon the Special Committee’s investigation and our subsequent reviews and analyses that the initially recorded measurement dates for various categories of option grants during the Relevant Period were incorrect. These categories were:

•                  Annual grants to employees.  We determined that the appropriate measurement date for annual grants to employees was the date on which evidence indicates the allocation of the options to the individual employees was substantially complete, as further described below. As a result, annual grants for an aggregate of 4,749,940 shares through the first nine months of fiscal 2006 were remeasured and accounted for as fixed awards under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” or APB 25, for periods prior to fiscal 2006 and under Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)), effective October 2, 2005 and thereafter, using the methodologies described below under “Accounting Considerations—Stock-Based Compensation.”

•                  Annual grants to officers.  For annual grants to officers during fiscal years 1995, 1996, 1997, 1999, 2000 and 2002, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under “Accounting Considerations—Stock-Based Compensation”, and accounted for these grants as fixed awards under APB 25 or SFAS 123(R), as applicable. The grants represented options to purchase an aggregate of 1,251,500 shares through the first nine months of fiscal 2006. For annual grants to officers during other fiscal years during the Relevant Period, management determined that the original measurement date was properly determined.

•                  Non-annual grants to employees.  Non-annual grants to employees are initial grants to newly hired employees or incremental grants to existing employees upon their promotion. For non-annual grants to employees, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under “Accounting Considerations—Stock-Based Compensation”, and accounted for these grants as fixed awards under APB 25 or SFAS 123(R), as applicable. The grants represented options to purchase an aggregate of 2,382,650 shares through the first nine months of fiscal 2006.

•                  Non-annual grants to officers.  Non-annual grants to officers are initial grants to newly hired officers or incremental grants upon an existing employee’s promotion to an officer position. For non-annual grants to officers, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under “Accounting Considerations—Stock-Based Compensation”, and accounted for these grants, which represented options to purchase an aggregate of 351,500 shares through the first nine months of fiscal 2006, as fixed awards under APB 25 or SFAS 123(R), as applicable.

Payroll taxes, interest and penalties—In connection with the stock-based compensation charges included in the restatement, certain options previously classified as Incentive Stock Options (“ISO”) were determined to have been granted with an exercise price below the fair market value of our stock on the revised measurement date. Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore might not qualify for ISO tax treatment. We refer to these stock options as the “Affected ISOs.” The potential disqualification of ISO status exposes us to additional payroll related withholding taxes on the exercise of options granted to U.S. employees, and interest and penalties for failing to properly withhold taxes on the exercise of those options. Additionally, we recorded tax, interest, and penalty expenses with respect to certain options granted in the U.K. which were determined to have been granted with an exercise price below the fair market value of our common stock on the revised measurement date (“U.K. Options”). The tax, interest and penalty expenses were recorded in the periods in which the underlying stock options were exercised. Then, in periods in which the liabilities were legally extinguished due to statutes of limitations, the expenses were reversed and recognized as a reduction in the related functional expense in our consolidated statements of operations. The net U.S. and U.K. tax liabilities at June 30, 2007 for this potential disqualification of ISO tax treatment for the Affected ISO's and the U.K. Options totaled $1.1 million.

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

Other miscellaneous accounting adjustments—In addition to stock-based compensation related charges, we recorded adjustments to correct errors in the condensed consolidated financial statements for the fiscal 2006 periods that had not been previously reflected in our condensed consolidated financial statements. These restatements relate to the correction of errors in the purchase accounting related to our acquisition of a 39.62% interest in Lambda Physik in fiscal 2003, the failure to adopt the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations”, the correction of the classification of unrealized foreign exchange gains and losses related to an intercompany note and the correction of an error in our inventory capitalization during the third quarter of fiscal 2006.

Income tax benefit—We reviewed the income tax effect of the stock-based compensation charges, and we believe that the proper income tax accounting for U.S. stock options under GAAP depends, in part, on the tax distinction of the stock options as either ISOs or non-qualified stock options (“NSOs”). Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant. Because of the potential impact of the measurement date changes on the qualified status of “Affected ISOs,” we have determined that all Affected ISOs might not be qualified ISOs under the tax regulations, and therefore should be accounted for as if they were NSOs for income tax accounting purposes. The Company recorded a tax benefit with respect to the Affected ISOs. To the extent an ISO was not disqualified through a “same day sale” or sold before fulfillingthe holding period requirements related to the Affected ISOs, the recorded tax asset was written off to earnings when the statute of limitations for the year of exercise closed.

We have recorded a net income tax benefit of approximately $3.4 million in connection with the stock-based compensation related expense during the period from fiscal year 1995 through July 1, 2006. The recognized tax benefit related to affected stock options granted to officers was limited due to the potential non-deductibility of the related expenses under IRC Section 162(m). This IRS rule limits the amount of executive compensation that may be deducted for U.S. tax purposes under certain circumstances. We did not record a tax benefit or deferred tax asset for affected stock options granted to non-U.S., non-U.K. and certain non-German employees because we determined that we could not receive tax benefits outside of the U.S., U.K. and Germany. The net tax benefit has resulted in an increase of our deferred tax assets for all U.S. and UK affected stock options and certain German affected stock options prior to the exercise or forfeiture of the related options. Upon exercise or cancellation of the underlying options, the excess or deficiency in deferred tax assets are written-off to either expense or additional paid-in capital in the period of exercise or cancellation.

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

Impact of the Restatement Adjustments on our Condensed Consolidated Financial Statements

The following tables present the impact of the financial statement restatement adjustments on our previously reported condensed consolidated statements of operations for the three and nine months ended July 1, 2006 and the condensed consolidated statements of cash flows for the nine months ended July 1, 2006  (in thousands, except per share data):

	Three Months Ended July 1, 2006				Nine Months Ended July 1, 2006
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Net sales	$149,524	$—		$149,524	$426,506	$—		$426,506
Cost of sales	82,697	534	A,C,E	83,231	239,664	727	A,C,E	240,391
Gross profit	66,827	(534)		66,293	186,842	(727)		186,115
Operating expenses:
Research and development	18,714	130	A	18,844	52,595	193	A	52,788
In-process research and development	—	—		—	690	—		690
Selling, general and administrative	33,827	(502)	A,C	33,325	95,369	(36)	A,C	95,333
Restructuring and other charges	187	—		187	97	—		97
Amortization of intangible assets	2,205	139	B	2,344	6,846	416	B	7,262
Total operating expenses	54,933	(233)		54,700	155,597	573		156,170
Income from operations	11,894	(301)		11,593	31,245	(1,300)		29,945
Other income (expense):
Interest and dividend income	4,815	—		4,815	9,441	—		9,441
Interest expense	(1,808)	(39)	C	(1,847)	(2,629)	(112)	C	(2,741)
Other—net	569	(4)	A	565	561	(88)	A,D	473
Total other income, net	3,576	(43)		3,533	7,373	(200)		7,173
Income before income taxes	15,470	(344)		15,126	38,618	(1,500)		37,118
Provision for income taxes	4,619	(738)	A,F	3,881	10,278	761	A,F	11,039
Net income	$10,851	$394		$11,245	$28,340	$(2,261)		$26,079

Net income per share:
Basic	$0.35	$0.01		$0.36	$0.92	$(0.08)		$0.84
Diluted	$0.34	$0.02		$0.36	$0.90	$(0.07)		$0.83

Shares used in computation:
Basic	30,868	—		30,868	30,915	—		30,915
Diluted	31,592	4	G	31,596	31,461	(1)	G	31,460

A.              Adjustments for stock-based compensation expense and the associated payroll taxes, interest, penalties and income tax benefit.

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

E.                 Adjustment to correct inventory capitalization.

F.                 Adjustments to correct for errors in income taxes, including the income tax effects of adjustments described in A, C, D and E above.

G.                Adjustment to reflect the effect on diluted weighted average shares outstanding as a result of the restatements described in A above.

	Nine Months Ended July 1, 2006
	As Previously Reported	Adjustments		As Restated
Cash flows from operating activities:
Net income	$28,340	$(2,261)		$26,079
Adjustments to reconcile net income to net cash provided by operating activities:
Purchased in-process research and development	690	—		690
Depreciation and amortization	19,774	94	C	19,868
Amortization of intangible assets	6,846	416	B	7,262
Deferred income taxes	(2,784)	—		(2,784)
Stock-based compensation	10,146	227	A	10,373
Excess tax benefit from stock-based compensation arrangements	(278)	(434)	A	(712)
Tax benefit from employee stock options	—	1,624	H	1,624
Non-cash restructuring and other charges	97	—		97
Amortization of bond issue costs	—	373	G	373
Other non-cash expense	459	112	C	571
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(12,875)	—		(12,875)
Inventories	(901)	455	E	(446)
Prepaid expenses and other assets	(9,599)	—		(9,599)
Other assets	(2,009)	—		(2,009)
Accounts payable	11,914	—		11,914
Income taxes payable/receivable	456	(863)	A,F,H	(407)
Other current liabilities	(154)	120	A	(34)
Other long-term liabilities	711	—		711
Net cash provided by operating activities	50,833	(137)		50,696

Cash flows from investing activities:
Purchases of property and equipment	(12,884)	(54)	C	(12,938)
Proceeds from dispositions of property and equipment	1,167	—		1,167
Purchases of available-for-sale securities	(186,553)	—		(186,553)
Proceeds from sales and maturities of available-for-sale securities	277,533	—		277,533
Acquisition of businesses, net of cash acquired	(5,214)	—		(5,214)
Change in restricted cash	13,725	—		13,725
Deferred business acquisition costs	(2,303)	—		(2,303)
Other-net	477	(319)	C,G	158
Net cash used in investing activities	85,948	(373)		85,575

Cash flows from financing activities:
Long-term debt borrowings	1,387	—		1,387
Long-term debt repayments	(12,741)	—		(12,741)
Cash overdrafts decrease	(474)	—		(474)
Issuance of common stock under employee stock plans	19,025	—		19,025
Repurchase of common stock	(22,250)	—		(22,250)
Proceeds received from issuance of convertible subordinated notes	200,000	—		200,000
Debt issuance costs	(5,567)	—		(5,567)
Excess tax benefits from stock-based compensation arrangements	278	434	A	712
Net cash used in financing activities	179,658	434		180,092
Effect of exchange rate changes on cash and cash equivalents	7,059	76	D	7,135
Net increase in cash and cash equivalents	323,498	—		323,498
Cash and cash equivalents, beginning of period	97,507	—		97,507
Cash and cash equivalents, end of period	$421,005	$—		$421,005

A.              Adjustments for stock-based compensation expense and the associated payroll taxes, interest, penalties and income tax benefit.

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

E.                 Adjustment to correct inventory capitalization.

F.                 Adjustments to correct for errors in income taxes, including the income tax effects of adjustments described in A, C, D and E above.

G.                Reclassification of amortization of bond issue costs from investing to operating cash flows to conform to current period presentation.

H.               Reclassification of tax benefit from employee stock options to conform to current period presentation.

4.                 RECENT ACCOUNTING STANDARDS

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, in May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,”(“FSP FIN 48-1”) to amend FIN No. 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise's tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and the possibility is remote that the taxing authority would reexamine the tax position in the future. The requirements of FIN 48 and FSP FIN 48-1 are effective for our fiscal year beginning September 30, 2007. As of the end of fiscal year 2007, we estimate that our tax contingencies could increase by approximately $1 million to $3 million as a result of the adoption of FIN 48 and FSP FIN 48-1.  This amount would be an adjustment to our retained earnings for fiscal year beginning September 30, 2007.

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

5.              REVENUE RECOGNITION

We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the product has been delivered or the service has been rendered, the price is fixed or determinable and collection is probable.Revenue from product sales is recorded when all of the foregoing conditions are met and risk of loss and title passes to the customer. Our products typically include a one-year warranty and the estimated cost of product warranty claims (based on historical experience) is recorded at the time the sale is recognized. Sales to customers are generally not subject to any price protection or return rights.

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 30, 2007
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$343,149	$—	$(4)	$343,145
Less: restricted cash and cash equivalents				(4,246)
				$338,899
Short-term investments:
Available-for-sale securities:
U.S. government and agency obligations	$92,477	$84	$(8)	$92,553
State and municipal obligations	49,083	908	(20)	49,971
Corporate notes and obligations	36,801	171	(10)	36,962
Total short-term investments	$178,361	$1,163	$(38)	$179,486

	September 30, 2006
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$448,940	$—	$—	$448,940
Less: restricted cash and cash equivalents, non-current				(3,709)
				$445,231
Short-term investments:
Available-for-sale securities:
U.S. government and agency obligations	$18,125	$131	$(87)	$18,169
State and municipal obligations	16,130	237	(30)	16,337
Corporate notes and obligations	14,235	59	(33)	14,261
Total short-term investments	$48,490	$427	$(150)	$48,767

At June 30, 2007, $2.5 million of cash and cash equivalents were restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik, $1.2 million were restricted pursuant to an outstanding long-term debt arrangement at a subsidiary and $0.6 million were restricted deposits related to the potential sale of facilities. At September 30, 2006, $2.5 million of cash and cash equivalents were restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik and $1.2 million were restricted pursuant to an outstanding long-term debt arrangement at a subsidiary.

7.              INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the period from September 30, 2006 to June 30, 2007 are summarized as follows (in thousands):

	Commercial Lasers and Components	Specialty Laser Systems	Total
Balance as of September 30, 2006	$16,813	$55,058	$71,871
Acquisition related	7,674	—	7,674
Translation adjustments and other	216	2,329	2,545
Balance as of June 30, 2007	$24,703	$57,387	$82,090

Components of our amortizable intangible assets are as follows (in thousands):

	June 30, 2007			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$53,267	$(25,097)	$28,170	$50,487	$(20,602)	$29,885
Patents	9,690	(6,388)	3,302	9,106	(5,391)	3,715
Drawings	1,323	(1,323)	—	1,243	(1,243)	—
Order backlog	4,675	(4,620)	55	4,344	(4,344)	—
Customer lists	5,250	(2,326)	2,924	4,213	(1,805)	2,408
Trade name	3,584	(1,577)	2,007	3,365	(1,217)	2,148
Non-compete agreement	2,330	(1,864)	466	2,084	(1,377)	707
Total	$80,119	$(43,195)	$36,924	$74,842	$(35,979)	$38,863

Amortization expense for intangible assets for the nine months ended June 30, 2007 was $6.0 million.  At June 30, 2007, estimated amortization expense for the remainder of fiscal 2007, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2007 (remainder)	$2,178
2008	8,244
2009	7,645
2010	6,304
2011	4,942
2012	3,263
Thereafter	4,348
Total	$36,924

8.              BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	June 30, 2007	September 30, 2006
Purchased parts and assemblies	$30,098	$17,365
Work-in-process	45,917	50,189
Finished goods	39,064	33,940
Inventories	$115,079	$101,494

Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2007	September 30, 2006
Prepaid expenses and other	$35,340	$15,062
Prepaid and refundable income taxes	5,060	5,060
Prepaid debt issuance costs	1,163	1,134
Total prepaid expenses and other assets	$41,563	$21,256

Other assets consist of the following (in thousands):

	June 30, 2007	September 30, 2006
Assets related to deferred compensation arrangements	$31,721	$23,069
Deferred tax assets	29,507	32,717
Prepaid debt issuance costs	3,103	3,875
Other assets	3,066	2,433
Total other assets	$67,397	$62,094

In the third quarter of fiscal 2007, as part of a plan to consolidate facilities, we moved our operations from our Condensa building in Santa Clara, California to other existing facilities and classified the property as held for sale in the third fiscal quarter of 2007. The net book value of the land was approximately $12.9 million and the net book value of the building and improvements was approximately $8.3 million.  In September 2007, we sold the building for approximately $24.8 million, resulting in a capital gain of approximately $3.6 million.

Other current liabilities consist of the following (in thousands):

	June 30, 2007	September 30, 2006
Accrued payroll and benefits	$24,501	$30,661
Accrued expenses and other	24,778	21,106
Other taxes payable	23,948	3,935
Reserve for warranty	13,321	11,462
Deferred income	5,198	7,832
Customer deposits	2,563	2,740
Accrued restructuring charges	560	1,616
Total other current liabilities	$94,869	$79,352

In the first nine months of fiscal 2007, we recorded $1.4 million of payments made against our accrued restructuring charges for remaining lease liabilities and received sublease income of $0.3 million.  In the first quarter of fiscal 2006, we exited our Fort Lauderdale, Florida facility, and as a result, we recorded a facility closure charge of $0.6 million.  The facility closure charge included the estimated contractual obligations for lease and other facility costs, net of estimated sublease income.

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

Components of the reserve for warranty costs during the first nine months of fiscal 2007 and 2006 were as follows (in thousands):

	Nine Months Ended
	June 30, 2007	July 1, 2006
Beginning balance	$11,462	$10,424
Additions related to current period sales	16,165	13,902
Warranty costs incurred in the current period	(14,855)	(13,641)
Accruals resulting from acquisitions	247	—
Adjustments to accruals related to prior period sales	302	111
Ending balance	$13,321	$10,796

The following table reconciles changes in our asset retirement liability, which is reported in other long-term liabilities on our condensed consolidated balance sheets (in thousands):

	Nine Months Ended
	June 30, 2007	July 1, 2006
Beginning balance	$1,765	$1,674
Additional asset retirement obligations recognized	46	54
Adjustment to asset retirement obligations recognized	5	—
Accretion recognized	113	112
Changes due to foreign currency exchange	91	—
Ending balance	$2,020	$1,840

Other long-term liabilities consist of the following (in thousands):

	June 30, 2007	September 30, 2006
Deferred compensation	$32,727	$28,017
Deferred tax liabilities	4,036	684
Deferred income	4,942	4,390
Asset retirement liability	2,020	1,765
Other long-term liabilities	3,028	2,563
Total other long-term liabilities	$46,753	$37,419

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

The fair value of the convertible debt at June 30, 2007 was estimated at $207.8 million, based on quoted market prices for the convertible notes. The carrying value of the convertible subordinated notes was $199.8 million at June 30, 2007.

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

As a result of the violation and subsequent repayment, the convertible subordinated notes have been classified as current liabilities as of June 30, 2007.

10.       STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

We have two Stock Option Plans for which all service providers are eligible participants and a Directors’ Stock Option Plan for which only non-employee directors are eligible participants.  The Director’s Stock Option Plan is designed to work automatically without administration, however to the extent administration is necessary, it will be performed by the Board of Directors or a committee thereof.  Under these three plans, we may grant options to purchase up to an aggregate of 5,500,000, 6,300,000 and 681,000 shares of common stock, respectively of which no, 3,832,966 and 192,000, respectively, remain available for grant at June 30, 2007.  Employee options are generally exercisable between two to four years from the grant date at a price equal to the fair market value of the common stock on the date of the grant and generally vest 25% to 50% annually. We settle stock option exercises with newly issued shares of common stock.  Grants under employee plans expire six years from the original grant date, unless otherwise determined by the Board or a committee thereof, up to a maximum of ten years. Director options are automatically granted to our non-employee directors.  Such directors initially receive a stock option for 24,000 shares exercisable over a three-year period and an award of restricted stock units of 2,000 shares.  Additionally, the non-employee directors receive an annual grant of 6,000 shares exercisable as to 50% of the shares on the day prior to each of the next two annual stockholder meetings.  Grants under director plans expire ten years from the original grant date.  In addition, each non-employee director receives an annual grant of 2,000 shares of restricted stock units that vest on the day prior to the annual stockholder meeting held in the third calendar year following the date of grant.

Restricted stock awards granted under our Stock Option Plans are independent of option grants and are subject to restrictions.  At June 30, 2007, we had 262,915 shares of restricted stock outstanding, including 99,500 performance-based restricted stock awards and stock units, all of which are subject to forfeiture if employment terminates prior to the release of restrictions.   During this period, ownership of the shares cannot be transferred. The service-based restricted awards generally vest three years from the date of grant.  The performance-based restricted stock grants are subject to annual vesting over three years depending upon the achievement of performance measurements tied to the Company’s internal metrics for revenue growth and EBITDA percentage and is variable. For fiscal 2006 awards, 115% of the target shares, or 19,479 shares, were issued. The number of shares earned can range from 0% to 200% of the grant target for 2007 and 2008.   Restricted stock (not including performance-based restricted stock) has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding.  The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

We have an Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period.  At June 30, 2007, 224,536 shares of our common stock were reserved for future issuance under the plan.

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

There were no grants made under our stock option and stock purchase plans during the second or third quarters of fiscal 2007 due to the voluntary review of our historical stock option practices. For the other periods presented, the fair values of our stock options granted to employees and shares purchased under the stock purchase plan for the three months ended July 1, 2006 and nine months ended June 30, 2007 and July 1, 2006 were estimated using the following weighted-average assumptions:

	Employee Stock Option Plans				Employee Stock Purchase Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Expected life in years	—	4.5	4.4	4.9	—	0.5	0.5	0.5
Expected volatility	—%	34.2%	34.2%	35.2%	—%	32.6%	29.0%	33.6%
Risk-free interest rate	—%	5.2%	4.7%	4.9%	—%	4.8%	5.1%	4.1%
Expected dividends	—	none	none	none	—	none	none	none
Weighted average fair value	$—	$11.93	$12.04	$12.92	$—	$8.72	$8.43	$7.98

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2007 and July 1, 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Cost of sales	$406	$437	$1,509	$880
Research and development	408	485	1,707	1,703
Selling, general and administrative	1,224	2,253	6,068	7,790
Income tax benefit	(479)	(1,597)	(3,052)	(1,788)
	$1,559	$1,578	$6,232	$8,585

During the three and nine months ended June 30, 2007, $0.2 million and $1.1 million, respectively, for all stock plans was capitalized into inventory, $0.4 million and $1.3 million, respectively, was amortized into cost of sales and $0.3 million remained in inventory at June 30, 2007.  During the three and nine months ended July 1, 2006, $0.3 million and $1.3 million, respectively, for all stock plans was capitalized into inventory, $0.5 million and $0.9 million, respectively, was amortized into cost of sales and $0.4 million remained in inventory at July 1, 2006.  As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At June 30, 2007, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $5.9 million, net of estimated forfeitures of $0.4 million.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.2 years and will be adjusted for subsequent changes in estimated forfeitures.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows.  In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows.  During the nine months ended June 30, 2007 and July 1, 2006, we recorded less than $0.1 million and $0.7 million, respectively, of excess tax benefits as cash flows from financing activities.

During the quarter ended March 31, 2007, our Board of Directors approved an extension of the exercise period to December 31, 2007 for 210,088 fully vested stock options previously granted by the Company to employees.  As a result, we recorded approximately $0.5 million in compensation expense related to the stock option modification during the second quarter of fiscal 2007.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts and remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at October 1, 2006	3,823	$29.15
Granted	25	33.87
Exercised	(53)	24.13
Forfeitures	(97)	31.25
Expirations	(403)	34.55
Outstanding at June 30, 2007	3,295	$28.54	2.8	$10,295

Vested and expected to vest at June 30, 2007	3,276	$28.52	2.8	$10,294

Exercisable at June 30, 2007	2,958	$28.00	2.5	$10,263

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 1.5 million options that were in-the-money at June 30, 2007.  There were no exercises of Company stock during the three months ended June 30, 2007, resulting in no intrinsic value realized during the period.  During the three months ended July 1, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $3.8 million, determined as of the date of option exercise.  During the nine months ended June 30, 2007 and July 1, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.5 million and $4.6 million, respectively, determined as of the date of option exercise.

The following table summarizes our restricted stock award activity for the nine months ended June 30, 2007 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at October 1, 2006	299	$33.06
Granted	8	32.23
Vested	(19)	33.20
Forfeited	(25)	33.26
Nonvested stock at June 30, 2007	263	$33.02

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

13.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net income (loss)	$(763)	$11,245	$17,277	$26,079

Other comprehensive income:
Translation adjustment	3,393	12,171	14,499	14,833
Net gain on derivative instruments, net of taxes	14	—	17	5
Changes in unrealized gains on available-for-sale securities, net of taxes	22	41	137	15
Other comprehensive income, net of tax	3,429	12,212	14,653	14,853
Comprehensive income	$2,666	$23,457	$31,930	$40,932

The following summarizes activity in accumulated other comprehensive income (loss) related to derivatives, net of income taxes, held by us (in thousands):

Balance, October 1, 2005	$(114)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	5
Balance, July 1, 2006	$(109)

Balance, October 1, 2006	$(135)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	17
Balance, June 30, 2007	$(118)

Accumulated other comprehensive income (net of tax) at June 30, 2007 is comprised of accumulated translation adjustments of $61.6 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.2 million.  Accumulated other comprehensive income (net of tax) at September 30, 2006  is comprised of accumulated translation adjustments of $47.2 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.4 million, respectively.

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

The following table presents information necessary to calculate basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Weighted average shares outstanding (1) — basic	31,417	30,868	31,391	30,915
Dilutive effect of employee stock plans	—	728	654	545
Weighted average shares outstanding — diluted	31,417	31,596	32,045	31,460

Net income (loss)	$(763)	$11,245	$17,277	$26,079

Net income (loss) per basic share	$(0.02)	$0.36	$0.55	$0.84
Net income (loss) per diluted share	$(0.02)	$0.36	$0.54	$0.83

(1) Net of restricted stock

A total of 1,249,128 and 1,121,759 potentially dilutive securities have been excluded from the dilutive share calculation for the three months ended June 30, 2007 and July 1, 2006, respectively, as their effect was anti-dilutive.  A total of 1,419,491 and 1,901,299 potentially dilutive securities have been excluded from the dilutive share calculation for the nine months ended June 30, 2007 and July 1, 2006, respectively, as their effect was anti-dilutive.

In September 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, that contingently convertible debt should be treated as convertible debt and included in the calculation of diluted EPS. The assumed proceeds under the treasury stock method were calculated by subtracting the aggregate weighted-average conversion price from the average market price of the shares related to the contingently convertible debt. As the market price for our shares did not reach the conversion price at any point during the quarter ended June 30, 2007, there was no dilutive effect from our $200.0 million 2.75% convertible subordinated notes in our diluted EPS calculation under the treasury stock method. Therefore we did not include any shares related to the convertible subordinated notes, in accordance with the provisions of EITF No. 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” and SFAS No. 128, “Earnings Per Share”.

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

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries. The Company’s estimated effective tax rate for the three and nine months ended June 30, 2007 was 274% and 31.7%, respectively. The difference between the statutory rate of 35% and the Company’s effective tax rate for the three months ended June 30, 2007 was due primarily to permanent differences related to deemed dividend inclusions under the Subpart F tax rules and the non-deductibility of IPR&D related to the Nuvonyx acquisition, partially offset by the benefit of foreign tax credits and research and development tax credits.   The difference between the statutory rate of 35% and the Company’s effective tax rate for the nine months ended June 30, 2007 was due primarily to the benefit of foreign tax credits and research and development tax credits, partially offset by permanent differences related to deemed dividend inclusions under the Subpart F tax rules and the non-deductibility of IPR&D related to the Nuvonyx acquisition.

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

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales:
Commercial Lasers and Components	$74,506	$72,177	$211,453	$197,446
Specialty Laser Systems	68,050	76,663	229,136	227,754
Corporate and other	52	684	1,644	1,306
Total net sales	$142,608	$149,524	$442,233	$426,506

Income (loss) from operations:
Commercial Lasers and Components	$3,333	$11,027	$19,198	$21,326
Specialty Laser Systems	4,003	10,491	28,904	39,351
Corporate and other	(12,915)	(9,925)	(39,207)	(30,732)
Total income (loss) from operations	$(5,579)	$11,593	$8,895	$29,945

17. SUBSEQUENT EVENTS

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

The restated condensed consolidated financial statements for the periods ended July 1, 2006 contained in this quarterly report reflect corrections resulting from the reviews described above by the Special Committee and management, including the related payroll tax effects, as well as other reviews of other accounting matters by management. This restatement is more fully described in Note 3, “Restatement of Condensed Consolidated Financial Statements,” of Notes to Condensed Consolidated Financial Statements.

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

Restatement Adjustments

Our restated condensed consolidated financial statements for the three and nine months ended July 1, 2006 incorporate adjustments to correct for errors in stock-based compensation expense, payroll tax expense and other accounting matters, including the income tax impacts related to the restatement adjustments and other tax errors (collectively, the “restatement adjustments”). The table below presents the decrease to net income for the first three and nine months of fiscal 2006 of the individual restatement adjustments, which are explained in further detail following the table (in thousands, except per share data):

	Three Months Ended July 1, 2006	Nine Months Ended July 1, 2006

Stock-based compensation
Annual grants to employees	$(60)	$266
Annual grants to officers	(142)	1
Non-annual grants to employees	(50)	(44)
Non-annual grants to officers	1	4
Total stock-based compensation expense	(251)	227

Payroll taxes, interest and penalties	(69)	120
Total stock-based compensation adjustments	(320)	347

Other miscellaneous accounting adjustments
Correction of Lambda Physik purchase accounting	139	416
Correction of accounting for asset retirement obligations	71	206
Classification of unrealized foreign exchange losses on intercompany note	—	77
Correction to inventory capitalization	454	454
	664	1,153
Total adjustments to income before income taxes	344	1,500
Income tax expense (benefit)	(738)	761

Total decrease(increase) to net income	$(394)	$2,261

Decrease(increase) in diluted earnings per share	$(0.01)	$0.07

Stock-Based Compensation Summary—These adjustments are from management’s determination, based upon the Special Committee’s investigation and our subsequent reviews and analyses that the initially recorded measurement dates for various categories of option grants during the Relevant Period were incorrect. These categories were:

•                  Annual grants to employees.  We determined that the appropriate measurement date for annual grants to employees was the date on which evidence indicates the allocation of the options to the individual employees was substantially complete, as further described below. As a result, annual grants for an aggregate of 4,749,940 shares through the first nine months of fiscal 2006 were remeasured and accounted for as fixed awards under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” or APB 25, for periods prior to fiscal 2006 and under Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)), effective October 2, 2005 and thereafter, using the methodologies described below under “Accounting Considerations—Stock-Based Compensation.”

•                  Annual grants to officers.  For annual grants to officers during fiscal years 1995, 1996, 1997, 1999, 2000 and 2002, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under “Accounting Considerations—Stock-Based Compensation”, and accounted for these grants as fixed awards under APB 25 or SFAS 123(R), as applicable. The grants represented options to purchase an aggregate of 1,251,500 shares through the first nine months of fiscal 2006. For annual grants to officers during other fiscal years during the Relevant Period, management determined that the original measurement date was properly determined.

•                  Non-annual grants to employees.  Non-annual grants to employees are initial grants to newly hired employees or incremental grants to existing employees upon their promotion. For non-annual grants to employees, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under “Accounting Considerations—Stock-Based Compensation”, and accounted for these grants as fixed awards under APB 25 or SFAS 123(R), as applicable. The grants represented options to purchase an aggregate of 2,382,650 shares through the first nine months of fiscal 2006.

•                  Non-annual grants to officers.  Non-annual grants to officers are initial grants to newly hired officers or incremental grants upon an existing employee’s promotion to an officer position. For non-annual grants to officers, we adopted a methodology to remeasure these option grants to a revised measurement date, as described below under “Accounting Considerations—Stock-Based Compensation”, and accounted for these grants, which represented options to purchase an aggregate of 351,500 shares through the first nine months of fiscal 2006, as fixed awards under APB 25 or SFAS 123(R), as applicable.

Payroll taxes, interest and penalties—In connection with the stock-based compensation charges included in the restatement, certain options previously classified as Incentive Stock Options (“ISO”) were determined to have been granted with an exercise price below the fair market value of our stock on the revised measurement date. Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore might not qualify for ISO tax treatment. We refer to these stock options as the “Affected ISOs.” The potential disqualification of ISO status exposes us to additional payroll related withholding taxes on the exercise of options granted to U.S. employees, and interest and penalties for failing to properly withhold taxes on the exercise of those options. Additionally, we recorded tax, interest, and penalty expenses with respect to certain options granted in the U.K. which were determined to have been granted with an exercise price below the fair market value of our common stock on the revised measurement date (“U.K. Options”). The tax, interest and penalty expenses were recorded in the periods in which the underlying stock options were exercised. Then, in periods in which the liabilities were legally extinguished due to statutes of limitations, the expenses were reversed and recognized as a reduction in the related functional expense in our consolidated statements of operations. The net U.S. and U.K. tax liabilities at June 30, 2007 for this potential disqualification of ISO tax treatment for the Affected ISO’s and the U.K. Options totaled $1.1 million.

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

Other miscellaneous accounting adjustments—In addition to stock-based compensation related charges, we recorded adjustments to correct errors in the condensed consolidated financial statements for the fiscal 2006 periods that had not been previously reflected in our condensed consolidated financial statements. These restatements relate to the correction of errors in the purchase accounting related to our acquisition of a 39.62% interest in Lambda Physik in fiscal 2003, the failure to adopt the provisions of SFAS 143, the correction of the classification of unrealized foreign exchange gains and losses related to an intercompany note and the correction of an error in our inventory capitalization during the third quarter of fiscal 2006.

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

We have recorded a net income tax benefit of approximately $3.4 million in connection with the stock-based compensation related expense during the period from fiscal year 1995 through July 1, 2006. The recognized tax benefit related to affected stock options granted to officers was limited due to the potential non-deductibility of the related expenses under IRC Section 162(m). This IRS rule limits the amount of executive compensation that may be deducted for U.S. tax purposes under certain circumstances. We did not record a tax benefit or deferred tax asset for affected stock options granted to non-U.S., non-U.K. and certain non-German employees because we determined that we could not receive tax benefits outside of the U.S., U.K. and Germany. The net tax benefit has resulted in an increase of our deferred tax assets for all U.S. and UK affected stock options and certain German affected stock options prior to the exercise or forfeiture of the related options. Upon exercise or cancellation of the underlying options, the excess or deficiency in deferred tax assets are written-off to either expense or additional paid-in capital in the period of exercise or cancellation.

Further, we have recorded additional restatements to income taxes to record the effect of errors identified in the accounting for income tax contingencies resulting from the misapplication of information available at the date of the misstatement as well as the tax effects of the other miscellaneous accounting adjustments.

Accounting Considerations — Stock-Based Compensation

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

At June 30, 2007, we had $119.0 million of goodwill and purchased intangible assets on our consolidated balance sheet. At June 30, 2007, we had $127.6 million of property and equipment on our consolidated balance sheet. As no impairment indicators were present during the first nine months of fiscal 2007 except for an indicator related to the Auburn facility, we believe these values remain recoverable.  In the first nine months of fiscal 2007, we evaluated the Auburn facility for potential impairment and determined that no impairment existed.

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

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Three Months Ended
	June 30, 2007	July 1, 2006	Change	% Change
	(As Restated)
	(Dollars in thousands)

Bookings	$139,187	$153,020	$(13,833)	(9.0)%
Net sales - CLC	$74,506	$72,177	$2,329	3.2%
Net sales - SLS	$68,050	$76,663	$(8,613)	(11.2)%
Gross profit as a percentage of net sales - CLC	41.3%	45.3%	(4.0)%	(8.8)%
Gross profit as a percentage of net sales - SLS	39.8%	44.1%	(4.3)%	(9.7)%
Research and development as a percentage of net sales	13.6%	12.6%	1.0%	7.6%
Income before income taxes	$438	$15,126	$(14,688)	(97.1)%
Cash provided by operating activities	$9,913	$17,617	$(7,704)	(43.7)%
Days sales outstanding in receivables	63.4	61.8	1.6	2.6%
Days sales outstanding in inventories	72.6	63.6	9.0	14.2%
Capital spending as a percentage of net sales	3.6%	3.2%	0.4%	13.1%

	Nine Months Ended
	June 30, 2007	July 1, 2006	Change	% Change
	(As Restated)
	(Dollars in thousands)

Bookings	$427,260	$431,013	$(3,753)	(0.9)%
Net sales - CLC	$211,453	$197,446	$14,007	7.1%
Net sales - SLS	$229,136	$227,754	$1,382	0.6%
Gross profit as a percentage of net sales - CLC	43.1%	42.0%	1.1%	2.6%
Gross profit as a percentage of net sales - SLS	40.7%	45.7%	(5.0)%	(10.9)%
Research and development as a percentage of net sales	12.8%	12.4%	0.4%	3.3%
Income before income taxes	$25,282	$37,118	$(11,836)	(31.9)%
Cash provided by operating activities	$49,849	$50,696	$(847)	(1.7)%
Capital spending as a percentage of net sales	4.0%	3.0%	1.0%	32.0%

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

Third quarter bookings decreased 9.0% and bookings for the nine months ended June 30, 2007 decreased 0.9% from the same periods one year ago.  For the quarter, increases in the materials processing, scientific and government programs and OEM components and instrumentation markets were partially offset by decreases in the microelectronics and graphic arts and display markets.  Year-to-date, decreases in the microelectronics, graphic arts and display and scientific and government programs markets were partially offset by increases in the OEM components and instrumentation and materials processing markets.

Bookings in the OEM components and instrumentation market increased slightly in the third quarter and increased significantly year-to-date primarily due to strong bioinstrumentation orders.  Flow cytometry customers are consolidating their supply chains which offer opportunities to increase market share.  The market potential of DNA sequencing and genomics is attracting new customers for applications in diagnostics and drug discovery. Bookings from medical OEM’s were also slower in the third quarter following high volumes in the second quarter.  The news in this market is more consolidation including the recent acquisition of German-based WaveLight AG by Alcon, Inc. We believe consolidation will lead to lower costs for vision correction systems, which we believe translates into higher adoption.  Ultimately, this could benefit laser sales including those provided by Coherent.

Bookings in the materials processing market increased from the same periods one year ago, with Asia leading the way on new orders.  The adoption of laser marking for product identification and textile marking maintained its strength, which translated into increased demand for our CO2 products, which provide optimal material response.  Our emphasis is to further improve the cost of ownership that is critical to increased adoption. We are also expanding our product portfolio with the Matrix™ UV laser, which has been specifically designed for high volume materials processing applications such as trimming and marking.  The introduction of our Highlight™ direct diode system at Lasers 2007 in Munich was well received. In addition, we received our first Highlight order for use in an automotive application.

Microelectronics bookings decreased from the comparable prior year periods primarily due to weakness in the advanced packaging market as the via drilling market remains depressed as ample capacity is currently deployed.  Third quarter semi cap orders were similar to the second quarter with service orders remaining strong.  As in several other markets, customers are expressing a desire to aggregate suppliers.  We believe we are in a good position to capitalize on this trend given the strength and diversity of our product portfolio.  The advanced packaging market posted encouraging numbers for existing and emerging applications. There are signs of recovery in the micro via market especially for high power UV lasers.  Our new 14W Avia laser has demonstrated outstanding processing capabilities, especially for ceramic substrates.  A sustained recovery will require current capacities for flip-chip packages to be consumed, which is projected to occur into 2008, and for another surge in cell phone complexity.  In the flat panel display business, we experienced a number of push-outs and delays in new orders as the industry struggles with margin and capital investment issues.   Given the higher average selling prices of our products in this market, flat panel display push-outs constituted the majority of our order shortfall in the third quarter.  While the short-term results were unfavorable, further progress was made in the market for active matrix organic light emitting diode (“AMOLED”) yields.  In conjunction with a leading customer, our development team has helped improve yields for AMOLED annealing close to the level of low-temperature polysilicon.  This was a significant achievement since yield is among the pacing items governing deployment.  The silicon singulation market appears ready to improve.  We have received our first volume order for Avia lasers for micro-SD singulation.  The shape of a micro-SD is not well suited to continuous blade cutting.  A laser-based tool can easily trace the contour of the package.  We expect power scaling of the laser to increase market prospects.

Bookings in the scientific and government programs market increased slightly in the third quarter and decreased year-to-date. Third quarter bookings rebounded due to improved funding conditions in the U.S. and Europe as well as increases from emerging markets in South America and Asia, which have historically lagged behind the U.S., Europe and Japan.  There appear to be two trends emerging in the scientific markets. First, funding for life science research is outpacing all other basic research.  This is not surprising given the aging populations in the Western world and longer life expectancies globally.  Second, the scientific market also continues to be bifurcated between plug and play demand from the life sciences and high end performance for physical sciences research.  The breadth and depth of our product portfolio allows us to address both groups.

Bookings in the graphic arts and display market decreased primarily due to its transition to low cost diode laser solutions, an area in which we do not participate.  The majority of our graphic arts business came from direct diode computer to plate applications, consistent with past quarters.  On the display side, our Mini-G OPS laser is gaining traction within the lightshow market.  This could become an opportunity over the next few years.

Net Sales

Net sales include sales of lasers, precision optics, related accessories and service contracts.  Net sales for the third fiscal quarter increased 3.2% in our CLC segment and decreased 11.2% in our SLS segment from the same quarter one year ago.  Net sales for the first nine months of fiscal 2007 increased 7.1% in our CLC segment and 0.6% in our SLS segment from the same period one year ago.  For a more complete description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the third fiscal quarter decreased from 45.3% to 41.3% in our CLC segment and decreased from 44.1% to 39.8% in our SLS segment from the same quarter one year ago.  Gross profit percentage in the first nine months of fiscal 2007 increased from 42.0% to 43.1% in our CLC segment and decreased from 45.7% to 40.7% in our SLS segment from the same period one year ago.   For a more complete description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage increased to 13.6% from 12.6% in the third fiscal quarter and increased to 12.8% from 12.4% for the nine months ended June 30, 2007 from the same periods one year ago, respectively. For a more complete description of the reasons for changes in R&D percentage refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more cash flow available.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in receivables for the third quarter of fiscal 2007 increased 1.6 days from the same quarter one year ago primarily due to a higher concentration of sales later in the quarter and increased receivables in Asia, which typically have longer payment terms.

Days Sales Outstanding in Inventories

We calculate DSO in inventories as net inventories at the end of the period divided by net sales of the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in inventories indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more cash flow available.  The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business.  Our DSO in inventories for the third quarter of fiscal 2007 increased 9.0 days from the same quarter one year ago primarily due to higher levels of excimer and semiconductor inventories and due to the impact of foreign exchange rates.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 3.6% and 4.0% for the third quarter and nine months from 3.2% and 3.0%, respectively, for the same periods one year ago.  The increase was primarily due to higher investments in information technology, manufacturing equipment and building improvements.  We anticipate that capital spending for fiscal 2007 will be approximately 4% of net sales.

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

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.9%	55.7%	58.5%	56.4%
Gross profit	40.1%	44.3%	41.5%	43.6%
Operating expenses:
Research and development	13.6%	12.6%	12.8%	12.4%
In-process research and development	1.5%	—%	0.5%	0.1%
Selling, general and administrative	27.4%	22.3%	24.8%	22.4%
Restructuring and other charges	—%	0.1%	0.1%	—%
Amortization of intangible assets	1.5%	1.6%	1.3%	1.7%
Total operating expenses	44.0%	36.6%	39.5%	36.6%
Income (loss) from operations	(3.9)%	7.7%	2.0%	7.0%
Other income (expense):
Interest and dividend income	4.2%	3.2%	4.2%	2.2%
Interest expense	(1.4)%	(1.2)%	(1.3)%	(0.6)%
Other—net	1.4%	0.4%	0.8%	0.1%
Total other income, net	4.2%	2.4%	3.7%	1.7%
Income before income taxes	0.3%	10.1%	5.7%	8.7%
Provision for income taxes	0.8%	2.6%	1.8%	2.6%
Net income (loss)	(0.5)%	7.5%	3.9%	6.1%

Net loss for the third quarter of fiscal 2007 was $0.8 million ($0.02 per diluted share) including an in-process research and development (IPR&D) charge of $2.2 million associated with the purchase of Nuvonyx during the third quarter of fiscal 2007 and $1.8 million of after-tax costs related to our internal stock option investigation and litigation.  Third quarter fiscal 2007 results also included approximately $1.6 million of after-tax stock-based compensation expense as required by SFAS 123(R). Net income for the third quarter of fiscal 2006 was $11.2 million ($0.36 per diluted share) including a $0.6 million tax benefit from increased use of tax credits and $0.4 million in after-tax Excel Technology pre-merger integration related costs. Third quarter fiscal 2006 results also included approximately $1.6 million of after-tax stock-based compensation expense as required by SFAS 123(R). Net income for the first nine months of fiscal 2007 was $17.3 million ($0.54 per diluted share) including $5.4 million of after-tax costs related to our internal stock option investigation, an in-process research and development (IPR&D) charge of $2.2 million associated with the purchase of Nuvonyx during the third quarter of fiscal 2007 and $0.2 million in after-tax Excel Technology integration related costs.  Results for the first nine months of fiscal 2007 also included approximately $6.2 million of after-tax stock-based compensation expense as required by SFAS 123(R).  Net income for the first nine months of fiscal 2006 was $26.1 million ($0.83 per diluted share) including a $2.4 million tax benefit from increased use of tax credits, $0.5 million in after-tax Excel Technology pre-merger integration related costs, an after-tax facility closure charge of $0.4 million and an IPR&D charge of $0.4 million associated with the purchase of the assets of Iolon during the first quarter of fiscal 2006.  Results for the first nine months of fiscal 2006 also included approximately $8.6 million of after-tax stock-based compensation expense as required by SFAS 123(R).

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	June 30, 2007		July 1, 2006
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$47,582	33.4%	$56,729	37.9%
OEM components and instrumentation	40,082	28.1%	34,341	23.0%
Materials processing	25,298	17.7%	19,831	13.3%
Scientific and government programs	25,932	18.2%	27,960	18.7%
Graphic arts and display	3,714	2.6%	10,663	7.1%
Total	$142,608	100.0%	$149,524	100.0%

	Nine Months Ended
	June 30, 2007		July 1, 2006
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$157,080	35.5%	$154,542	36.2%
OEM components and instrumentation	111,109	25.1%	97,849	22.9%
Materials processing	69,864	15.8%	57,377	13.5%
Scientific and government programs	89,481	20.3%	86,446	20.3%
Graphic arts and display	14,699	3.3%	30,292	7.1%
Total	$442,233	100.0%	$426,506	100.0%

By market application, quarterly decreases in the microelectronics, graphic arts and display and scientific and government programs markets were partially offset by increases in the OEM components and instrumentation and materials processing markets.  Year-to-date increases in the OEM components and instrumentation, materials processing, scientific and government programs and microelectronics markets were partially offset by decreases in the graphic arts and display market.

Quarterly

The quarterly decrease in the microelectronics market of $9.1 million, or 16%, was primarily due to lower demand in via drilling applications.  Graphic arts and display market sales for the quarter decreased $6.9 million, or 65%, primarily due to lower shipments of individually addressable semiconductor bar for reprographics applications.  The decrease in scientific and government program sales of $2.0 million, or 7%, was due to lower demand from one-off universities and research centers.  OEM components and instrumentation sales increased $5.7 million, or 17%, due primarily to increased bioinstrumentation and medical imaging sales.  The increase in materials processing market sales of $5.5 million, or 28%, was primarily due to higher commercial laser shipments for non-metal cutting and marking applications.

Year-to-date

The increase in OEM components and instrumentation sales of $13.3 million, or 14%, in the nine months ended June 30, 2007 was due primarily to increased bioinstrumentation and other medical application sales.   The year-to-date increase in the materials processing market of $12.5 million, or 22%, was primarily due to higher commercial laser shipments for marking applications.  The increase in scientific and government program sales of $3.0 million, or 4%, for the nine months was due to higher demand for pumping, measuring and advanced research applications used by universities.  The increase in the microelectronics market of $2.6 million, or 2%, during the first nine months of fiscal 2007 was primarily due to higher sales in PCB direct writing applications and solar panel scribing applications. Graphic arts and display market sales for the nine months decreased $15.6 million, or 52%, primarily due to lower shipments of individually addressable semiconductor bar for reprographics applications.

Although we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

Segments

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	June 30, 2007		July 1, 2006
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
CLC	$74,506	52.3%	$72,177	48.2%
SLS	68,050	47.7%	76,663	51.3%
Others	52	0.0%	684	0.5%
Total	$142,608	100.0%	$149,524	100.0%

	Nine Months Ended
	June 30, 2007		July 1, 2006
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
CLC	$211,453	47.8%	$197,446	46.3%
SLS	229,136	51.8%	227,754	53.4%
Others	1,644	0.4%	1,306	0.3%
Total	$442,233	100.0%	$426,506	100.0%

Net sales for the third quarter of fiscal 2007 decreased by $6.9 million, or 5%, compared to the third quarter of fiscal 2006, with decreases of $8.6 million, or 11%, in the SLS segment and increases of $2.3 million, or 3%, in the CLC segment.  Net sales for the nine months ended June 30, 2007 increased by $15.7 million, or 4%, compared to the same period one year ago, with increases of $14.0 million, or 7%, in the CLC segment and increases of $1.4 million, or 1%, in the SLS segment.

Quarterly

The quarterly decrease in our SLS segment sales was primarily due to decreases in the microelectronics market for via drilling applications, lower scientific applications sales to universities and lower semiconductor applications sales as well as lower excimer shipments in the microelectronics and materials processing markets, partially offset by higher sales of Chameleon systems to the Scientific market.  The quarterly increase in our CLC segment sales was primarily due to increased sales for PCB direct writing applications, semiconductor wafer inspection, flow cytometry and medical imaging as well as the acquisition of Nuvonyx in April 2007, partially offset by decreases in semiconductor applications.

Year-to-date

The year-to-date increase in our CLC segment sales was primarily due to increased bioinstrumentation sales in the OEM components and instrumentation market, higher service revenue, higher sales for PCBA applications, semiconductor wafer inspection, marking and cutting applications and higher thermal imaging sales as well as the acquisition of Nuvonyx in April 2007, partially offset by lower sales for via drilling applications.  The year-to-date increase in our SLS segment sales was primarily due to increased scientific market sales, partially offset by decreases in the microelectronics market for via drilling applications.

GROSS PROFIT

Consolidated

Our gross profit rate decreased to 40.1% from 44.3% in the third fiscal quarter and decreased to 41.5% from 43.6% for the nine months ended June 30, 2007, compared to the same periods one year ago.

The third quarter 4.2% decrease in gross profit was primarily due to less favorable product and market mix (4.0%), higher warranty and installation (0.9%) costs, and higher other costs including freight and packaging (0.3%), partially offset by lower rework costs and improved yields (0.9%).

The gross profit decrease of 2.1% during the first nine months of fiscal 2007 was primarily due to less favorable product and market mix (2.6%) and higher warranty and installation (0.9%) costs, partially offset by improved yields and the results of reliability improvement efforts (1.4%).

Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations.

CLC

The gross profit rate in our CLC segment decreased to 41.3% from 45.3% in the third fiscal quarter and increased to 43.1% from 42.0% for the nine months ended June 30, 2007, compared to the same periods one year ago.

The third quarter 4.0% decrease in our CLC segment was primarily due to less favorable product mix (4.7%) due to lower sales in the graphic arts and display market as well as the microelectronics market and higher warranty expenses (0.6%), partially offset by improved yields (1.2%) and lower other costs (0.2%) due to lower inventory provisions.

The year-to-date 1.1% increase in our CLC segment is primarily due to improved yields due to reliability efforts (2.6%) and lower other costs (0.6%) due to lower inventory provisions, partially offset by unfavorable product mix (1.3%) due to lower sales in the graphic arts and display and microelectronics markets and higher warranty costs (0.8%).

SLS

The gross profit rate in our SLS segment decreased to 39.8% from 44.1% in the third fiscal quarter and decreased to 40.7% from 45.7% for the nine months ended June 30, 2007, compared to the same periods one year ago.

The third quarter 4.3% decrease in our SLS segment was primarily due to less favorable product mix (3.2%) within the microelectronics market, higher other costs (0.8%) due to inventory provisions and higher warranty and installation costs (1.1%), partially offset by lower rework costs (0.8%).

The year-to-date 5.0% decrease in our SLS segment was primarily due to less favorable product mix (3.5%) within the microelectronics market, in particular the flat panel display market, higher warranty and installation costs (1.0%) due to increases in installations of custom systems and higher warranty costs associated with new products and higher other costs (0.6%) due to higher inventory provisions and freight costs.

OPERATING EXPENSES:

	Three Months Ended
	June 30, 2007		July 1, 2006
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
			(As Restated)
	(Dollars in thousands)
Research and development	$19,337	13.6%	$18,844	12.6%
In-process research and development	2,200	1.5%	—	—%
Selling, general and administrative	39,095	27.4%	33,325	22.3%
Restructuring and other charges	—	—%	187	0.1%
Amortization of intangible assets	2,085	1.5%	2,344	1.6%
Total operating expenses	$62,717	44.0%	$54,700	36.6%

	Nine Months Ended
	June 30, 2007		July 1, 2006
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
			(As Restated)
	(Dollars in thousands)
Research and development	$56,543	12.8%	$52,788	12.4%
In-process research and development	2,200	0.5%	690	0.1%
Selling, general and administrative	109,718	24.8%	95,333	22.4%
Restructuring and other charges	248	0.1%	97	0.0%
Amortization of intangible assets	5,978	1.3%	7,262	1.7%
Total operating expenses	$174,687	39.5%	$156,170	36.6%

Research and development (“R&D”) expenses increased $0.5 million, or 3%, during the fiscal quarter ended June 30, 2007 and increased $3.8 million, or 7%, during the nine months ended June 30, 2007 compared to the same periods one year ago.  The third fiscal quarter increase is primarily due to higher project spending for tooling and supplies ($1.0 million) and higher charges for deferred compensation plan liability gains ($0.4 million) partially offset by higher net reimbursements from customers for development projects ($0.9 million).  The year-to-date increase is primarily due to higher headcount related spending ($2.1 million), higher project spending for tooling and supplies ($1.9 million) and higher charges for deferred compensation plan liability gains ($0.5 million), partially offset by lower consulting spending for projects ($0.5 million).  On a quarterly segment basis, CLC project spending increases of $1.4 million were partially offset by $1.0 million lower project spending in SLS.  On a year-to-date segment basis, CLC project spending increased $3.5 million and SLS project spending was unchanged.

The in-process research and development (“IPR&D”) charge recognized in the three and nine months ended June 30, 2007, resulted from our acquisition of Nuvonyx.  One Nuvonyx project is expected to become commercially viable in fiscal 2008 with approximately $0.9 million of estimated expenditures to complete and the other is expected to become commercially viable in fiscal 2009 with approximately $2.5 million of estimated expenditures to complete.  The in-process research and development (“IPR&D”) charge recognized in the nine months ended July 1, 2006 resulted from our acquisition of Iolon.

Selling, general and administrative (“SG&A”) expenses increased $5.8 million, or 17% during the third fiscal quarter of 2007 and increased $14.4 million, or 15%, in the nine months ended June 30, 2007 compared to the comparable periods one year ago. The third quarter increase is primarily due to $2.6 million of costs related to our internal stock option investigation, $1.9 million higher information technology spending, including  the write-off of previously capitalized software and facilities investments, $1.6 million higher gains on deferred compensation plan liabilities, $1.2 million higher headcount related spending and $0.2 million higher other spending, partially offset by $1.1 million lower stock compensation expense under SFAS 123R and $0.6 million lower Excel integration. The year-to-date increase is primarily due to $8.5 million of costs related to our internal stock option investigation, $3.8 million higher headcount related spending, $2.1 million higher charges due to higher gains on deferred compensation plan liabilities, $2.0 million higher information technology spending, including  the write-off of previously capitalized software and facilities investments and $0.8 million other spending, partially offset by $1.9 million lower stock-based compensation expense under SFAS 123(R) and $0.9 million lower Excel integration costs. On a quarterly segment basis, SG&A expenses increased by $1.5 million for CLC and $1.3 million for the SLS segment due to increased headcount related spending and higher information technology spending as well as increased $3.0 million in corporate and other, primarily due to $2.6 million of costs related to our internal stock option investigation.  On a year-to-date segment basis, SG&A expenses increased by $3.3 million for CLC and $1.0 million for the SLS segment due to increased headcount related spending and higher information technology spending as well as increased $10.1 million in corporate and other primarily due to $8.5 million of costs related to our internal stock option investigation..

Restructuring and other charges decreased $0.2 million during the three months ended June 30, 2007 and increased $0.2 million during the nine months ended June 30, 2007 compared to the same prior year periods.  The third quarter decrease is due to lower adjustments to the estimated contractual obligation for lease and other facility costs of a previously vacated building, net of estimated sublease income.  The year-to-date increase is due to a $0.4 million write-off of Excel acquisition-related costs partially offset by $0.2 million lower adjustment of the estimated contractual obligation for lease and other facility costs of a previously vacated building, net of estimated sublease income.

Amortization of intangible assets decreased $0.3 million, or 11%, and $1.3 million, or 18%, during the three and nine months ended June 30, 2007, respectively, compared to the same prior year periods one year ago. The decreases were primarily due to lower amortization of intangibles related to our 2005 TuiLaser acquisition, partially offset by amortization of intangibles related to our April 2007 Nuvonyx acquisition.

OTHER INCOME (EXPENSE)

Other income, net of other expense, increased $2.5 million and $9.2 million during the three and nine months ended June 30, 2007 compared to the same periods one year ago. The third quarter increase was primarily due to higher investment gains, net of expenses, associated with our deferred compensation plans ($1.9 million) and higher interest income ($1.3 million) as a result of higher cash, cash equivalents and short-term investments balances and higher returns, partially offset by lower foreign currency exchange net losses ($0.4 million) and lower sublease net income ($0.2 million).  The year-to-date increase was primarily due to higher interest income ($8.9 million) as a result of higher cash, cash equivalents and short-term investments balances and higher returns, $2.5 million higher investment gains, net of expenses, associated with our deferred compensation plans and lower foreign currency exchange net losses ($1.2 million), partially offset by higher interest expense ($2.9 million) primarily due to interest on the convertible subordinated notes and lower sublease net income ($0.2 million).

INCOME TAXES

The effective tax rate on income before income taxes for the third quarter of fiscal 2007 of 274% was higher than the statutory rate of 35.0% primarily due to permanent differences related to deemed dividend inclusions under the Subpart F tax rules and the non-deductibility of IPR&D related to the Nuvonyx acquisition, partially offset by the benefit of foreign tax credits and research and development tax credits. The effective tax rate on income before income taxes for the nine months ended June 30, 2007 of 31.7% was lower than the statutory rate of 35.0% primarily due to the benefit of foreign tax credits and research and development tax credits, partially offset by permanent differences related to deemed dividend inclusions under the Subpart F tax rules and the non-deductibility of IPR&D related to the Nuvonyx acquisition.

The effective tax rate on income before income taxes for the third quarter of fiscal 2006 of 25.7% was lower than the statutory rate of 35.0% primarily due to the use of tax credits. The effective tax rate on income before income taxes for the nine months ended July 1, 2006 of 29.7% was lower than the statutory rate of 35.0% primarily due to the use of tax credits, as well as a benefit of $1.8 million resulting from the consolidation of two wholly-owned subsidiaries in Japan, partially offset by the write-off of deferred tax assets. The income of one of the Japanese subsidiaries and a portion of the income of its German parent that were previously treated as permanently reinvested were deemed distributed to the United States and the income and associated tax credits of these entities were currently reported for U.S. tax purposes.

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

Total pretax compensation cost for our option plan in the third quarter of fiscal 2007 was $1.7 million.  Total pretax compensation cost for our option and ESPP plans in the nine months ended June 30, 2007 was $6.1 million and $0.9 million, respectively.  Total pretax compensation cost for our restricted stock plan and performance restricted stock plan in the third quarter of fiscal 2007 was $0.5 million and ($0.2) million, respectively. Total pretax compensation cost for our restricted stock plan and performance restricted stock plan in the nine months ended June 30, 2007 was $1.4 million and $0.1 million, respectively. Total pretax compensation cost for our option and ESPP plans in the third quarter of fiscal 2006 was $2.2 million and $0.4 million, respectively.  Total pretax compensation cost for our option and ESPP plans in the nine months ended July 1, 2006 was $8.3 million and $1.0 million, respectively.  Total pretax compensation cost for our restricted stock plan and performance restricted stock plan in the third quarter of fiscal 2006 was $0.4 million and $0.2 million, respectively.  Total pretax compensation cost for our restricted stock plan and performance restricted stock plan in the nine months ended July 1, 2006 was $0.9 million and $0.2 million, respectively. During the third quarter of fiscal 2007, $0.2 million for all stock plans was capitalized into inventory, $0.4 million was amortized to cost of sales and $0.3 million remained in inventory at June 30, 2007.  At June 30, 2007, the total compensation cost related to unvested stock-based options and awards granted to employees under our stock option plans but not yet recognized was approximately $6.4 million, net of estimated forfeitures of $0.4 million.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.2 years and will be adjusted for subsequent changes in estimated forfeitures.  At June 30, 2007, there was no compensation cost related to options to purchase common shares under the ESPP but not yet recognized; $0.5 million was written off in the second quarter of fiscal 2007 as the stock purchase plan was put on hold and employee contributions made to date were returned while the Special Committee conducted a voluntary review of our historical stock option practices. We had 262,915 shares of restricted stock outstanding at June 30, 2007 and 299,044 shares outstanding at September 30, 2006.

During the quarter ended June 30, 2007, our Board of Directors approved an extension of the exercise period to December 31, 2007 for 210,088 fully vested stock options previously granted by the Company to employees.  As a result, we recorded approximately $0.5 million in compensation expense related to the stock option modification during the second quarter of fiscal 2007.  During the quarter and nine months ended June 30, 2007, we recorded less than $0.1 million and $0.1 million, respectively, in compensation expense for cash payments to former employees for options that were not able to be exercised due to the internal stock option investigation.

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

	Nine Months Ended
	June 30, 2007	July 1, 2006
		(As Restated)
	(in thousands)
Net cash provided by operating activities	$49,849	$50,696
Sales of shares under employee stock plans	3,783	19,025
Net proceeds from convertible subordinated notes	—	194,433
Repurchase of common stock	—	(22,250)
Capital expenditures	(17,713)	(12,938)
Acquisition of businesses, net of cash acquired	(14,175)	(5,214)
Net payments on debt borrowings	(215)	(12,741)

Net cash provided by operating activities decreased by $0.8 million for the nine months ended June 30, 2007 compared to the same period one year ago. The decrease was primarily due to lower net income, lower cash flows from prepaids and other current assets, inventories and accounts payable and higher deferred taxes partially offset by higher cash flows from accounts receivable, other current liabilities, income taxes payable and accounts receivable. We believe that cash provided by operating activities will be adequate to cover our working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital.  We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

Additional sources of cash available to us included a multi-currency line of credit and bank credit facilities totaling $10.8 million as of June 30, 2007, of which $10.8 million was unused and available. These credit facilities were used in Europe during the nine months ended June 30, 2007.

Our ratio of current assets to current liabilities was 2.3:1 at June 30, 2007 compared to 6.0:1 at September 30, 2006. The decrease in our ratio from September 30, 2006 to June 30, 2007 is primarily due to the reclassification of our convertible subordinated notes from noncurrent to current at June 30, 2007 and higher other current liabilities and taxes payable partially offset by increases in cash equivalents and short-term investments, prepaids and other assets, deferred tax assets and inventories.  Our cash position, short-term investments, working capital and current debt obligations are as follows:

	June 30, 2007	September 30, 2006
	(in thousands)
Cash and cash equivalents	$338,899	$445,231
Short-term investments	179,486	48,767
Restricted cash, current	2,460	—
Working capital	472,926	630,817
Total debt obligations - current	199,798	8

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

On December 15, 2006, we received a letter from U.S. Bank National Association (“the trustee”) for the holders of the outstanding principal amount of 2.75% convertible subordinated notes due 2011 stating that we had violated certain provisions in the Indenture dated March 13, 2006 (the “Indenture”) as a result of our failure to file our annual report for fiscal 2006 with the SEC. The indentures provided that such a default could be cured by making that filing with the SEC within 60 days after the receipt by us of the notice of default. The indentures also provided that such a default, if not cured by that date, would give certain holders and the trustee the right to accelerate the maturity of the notes. We did not cure the default within 60 days after the receipt by us of the notice of default. On August 17, 2007, as amended by an addendum delivered on August 20, 2007, we received a letter from the trustee under the Indenture declaring the principal amount and accrued and unpaid interest, plus additional interest under the notes, to be immediately due and payable pursuant to the Indenture due to our failure to file reports required to be filed with the SEC and delivered to the trustee under the Indenture and Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended. As a result of the violation, the convertible subordinated notes have been classified as current liabilities as of June 30, 2007.  The aggregate amount due and payable under the notes including interest was $202,984,067, which we paid on August 21, 2007.

As part of our tender offer to purchase the remaining outstanding shares of Lambda Physik, we were required by local regulations to have funds available for the offer in an account located in Germany. As of June 30, 2007, we had $2.5 million restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik, which are included in current restricted cash on our consolidated balance sheets. As of September 30, 2006, we had $2.5 million restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik, which are included in non-current restricted cash on our consolidated balance sheets. At June 30, 2007 and September 30, 2006, we also had $1.2 million and $1.2 million, respectively, in non-current restricted cash related to outstanding long-term debt at a subsidiary.  At June 30, 2007, we had $0.6 million cash deposits related to pending facility sales restricted.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, obligations under SFAS 143, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of  our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. There have been no material changes in contractual obligations since September 30, 2006. Information regarding our other financial commitments at June 20, 2007 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the nine months ended June 30, 2007 was $49.8 million, which included net income of $17.3 million, depreciation and amortization of $25.2 million, stock-based compensation expense of $8.9 million, cash provided by operating assets and liabilities of $3.7 million, IPR&D of $2.2 million and other items aggregating $2.5 million, partially offset by increases in net deferred tax assets of $10.0 million.

Cash used in investing activities during the nine months ended June 30, 2007 was $165.6 million, which included $130.7 million, net, purchases of available-for-sale securities, $17.7 million used to acquire property and equipment, invest in information technology and improve buildings, $14.2 million used for acquisitions, $2.8 million premiums paid on life insurance in our deferred compensation plan and $0.4 million other, partially offset by $0.2 million proceeds from dispositions of property and equipment.

Cash provided by financing activities during the nine months ended June 30, 2007 was $2.1 million, which included $3.8 million generated from our employee stock purchase and stock option plans, $0.3 million payments on stock notes receivable and $0.1 million excess tax benefits from stock-based payment arrangements, partially offset by a decrease in cash overdraft of $1.9 million and net debt repayments of $0.2 million.

Changes in exchange rates during the nine months ended June 30, 2007 provided $7.4 million, primarily due to the strengthening of the Euro, partially offset by the weakening of the Japanese Yen, in relation to the U.S. dollar.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2007, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At June 30, 2007, the fair value of our available-for-sale debt securities was $179.5 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $1,163,000 and ($38,000), respectively, at June 30, 2007.

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

A hypothetical 10% appreciation of the forward adjusted U.S. dollar to June 30, 2007 market rates would decrease the unrealized value of our forward contracts by $13.9 million. Conversely, a hypothetical 10% depreciation of the forward adjusted U.S. dollar to June 30, 2007 market rates would increase the unrealized value of our forward contracts by $14.1 million.

The following table provides information about our foreign exchange forward contracts at June 30, 2007. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at June 30, 2007 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Fair Value Hedges:
Euro	1.3305	$(123,200)	$(125,621)
British Pound Sterling	1.9695	$(2,186)	$(2,225)
Japanese Yen	118.3619	$10,801	$10,456
Canadian Dollar	1.1431	$962	$1,037
Korean Won	930.7316	$494	$499

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2007 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of June 2007 because of the material weakness previously disclosed in our annual report on Form 10-K for the year ended September 30, 2006.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Income Tax Audits

The Internal Revenue Service (“IRS”) is conducting an audit of our 2003 and 2004 tax returns. The IRS has issued a number of Notices of Proposed Adjustments to these returns. Among other items, the IRS has challenged our research and development credits and our extraterritorial income, (“ETI”), exclusion. We have agreed to the various adjustments proposed by the IRS and we believe that we have adequate reserves for these exposures and any other items identified by the IRS as a result of the audit of these tax years. As part of its audit of our 2003 and 2004 years, the IRS has requested information related to our stock option investigation and we will comply with this request and address any issues that are raised in a timely manner.  The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns.

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

For the three and nine months ended June 30, 2007, 67% and 68% of our net sales, respectively, were derived from customers outside of the United States. For fiscal years 2006, 2005, and 2004, 68%, 65% and 61%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. The majority of our foreign sales occur through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign operations and sales are subject to a number of risks, including:

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

Laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of our lasers, laser products and systems involves a highly complex and precise process. As a result of the technological complexity of our products, changes in our or our suppliers' manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve and maintain our projected yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected. We provide warranties on certain of our product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of failure rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods.

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

For the three and nine months ended June 30, 2007, our research and development costs were $19.3 million (13.6% of net sales) and $56.5 million (12.8% of net sales), respectively.  For our fiscal years 2006, 2005 and 2004, our research and development costs were $73.1 million (12.5% of net sales), $57.4 million (11.1% of net sales) and $62.1 million (12.6% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of our internal control over financial reporting. We have identified a material weakness in our internal control over financial reporting as of September 30, 2006 as reported in our annual report on Form 10-K for the year ended September 30, 2006. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

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