Form 10-K
period 2007-09-29
COHERENT INC
filed 2008-02-06
CIK 21510

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 29, 2007
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
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Including associated Common Stock Purchase Rights)

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

         As of January 15, 2008, 31,544,990 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported by the NASDAQ National Market System on March 31, 2007) of Coherent, Inc., held by nonaffiliates was $806,431,289. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

PART I.

        This Annual Report contains forward-looking statements. These forward-looking statements include, without limitation, statements regarding our future:

  •
  net sales;

  •
  bookings;

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

  •
  success or impact of new product offerings;

  •
  maintenance of customer relationships and the development of new relationships;

  •
  capital spending as a percentage of net sales;

  •
  development and acquisition of new technology and market share;

  •
  write-downs for excess or obsolete inventory;

  •
  competitors and competitive pressures;

  •
  capital spending as a percentage of net sales;

  •
  growth of applications for our products, new product introductions and increase of market share;

  •
  obtaining components and materials in a timely manner;

  •
  identifying alternative sources of supply for components;

  •
  achieving adequate manufacturing yields;

  •
  the impact of recent acquisitions;

  •
  leveraging of power and energy management products into our next generation products;

  •
  compliance with environmental regulations;

  •
  enhancement of our market position;

  •
  focus on organizational efficiency;

  •
  focus on adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) improvement;

  •
  impact on laser industry;

  •
  opportunities in microscopy, flow cytometry, lab-on-a-chip, and DNA sequencing;

  •
  participation in the bio-agent detection market;

  •
  leveraging of our technology portfolio and application engineering;

  •
  optimization of our leadership position in existing markets;

  •
  maintenance of collaborative customer and industry relationships;

  •
  enhancement of our market position through our existing technology, as well as developing new technologies;

  •
  emphasis on supply chain management;

  •
  use of financial market instruments;

  •
  simplifications of our foreign legal structure and reduction of our presences in certain countries;

  •
  listing of our common stock on Nasdaq or other national exchange; and

  •
  focus on long-term improvement of adjusted EBITDA as a percentage of net sales.

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

ITEM 1.    BUSINESS

GENERAL

Business Overview

        Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2007, 2006 and 2005 ended on September 29, September 30 and October 1, respectively, and are referred to in this annual report as fiscal 2007, fiscal 2006 and fiscal 2005 for convenience. Fiscal years 2007, 2006 and 2005 all included 52 weeks.

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

        During the second quarter of fiscal 2007, we established a new organizational and reporting structure whereby our previously single reportable operating segment was separated into two operating segments: Commercial Lasers and Components ("CLC") and Specialty Lasers and Systems ("SLS"). The new segmentation reflects the go-to-market strategies for various products and markets. While both segments work to deliver cost-effective photonics solutions, CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that substantially all product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC's primary markets include OEM components and instrumentation and materials processing. SLS develops and manufactures configurable, advanced-performance products largely serving the microelectronics and scientific research markets. The size and complexity of many of the SLS products require service to be performed at the customer site by factory-trained field service engineers. Prior period segment information has been restated to conform to the current presentation.

        Operating income (loss) is the measure of profit and loss that our chief operating decision maker ("CODM") uses to assess performance and make decisions. Operating income (loss) represents the sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate to our operating segments certain operating expenses, which we manage separately at the corporate level. These unallocated costs include stock-based compensation, corporate functions (certain research and development, management, finance, legal and human resources) and are included in Corporate and Other. Management does not consider unallocated Corporate and Other costs in its measurement of segment performance.

        We were originally incorporated in California on May 26, 1966 and reincorporated in Delaware on October 1, 1990.

        Additional information about Coherent, Inc. (referred to herein as the Company, we, our, or Coherent) is available on our web site at www.coherent.com. We make available, free of charge on our web site, access to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we file them electronically with or furnish them to the Securities and Exchange Commission ("SEC"). Information contained on our web site is not part of this annual report or our other filings with the SEC.

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

  •
  Focus on long-term improvement of adjusted EBITDA expressed as a percentage of net sales—We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, stock compensation expenses and other non-operating income and expense items.

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

        The semiconductor fabrication process typically creates numerous patterned layers on each wafer device. Laser-based systems have been developed to measure the characteristics of metal or opaque layers in order to determine the functionality and conformance of these devices. Our Vitesse™ laser generates an ultrafast laser pulse that produces a localized temperature rise in the materials, which generates a sound wave, a portion of which is reflected back to the surface. By measuring the returning echoes with a second laser pulse, the system can detect layer thickness, adhesion and composition.

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

        Other applications are arising as well. For instance, the high density of the latest circuit boards is reaching the limits of conventional technologies, causing wider adoption of laser direct-write methods. Our Paladin™ laser is used for this application. Our lasers are also being increasingly used to trim (selectively cut) components in order to finely adjust their performance. Our Vector™ and Prisma™ lasers are used for this purpose.

Microelectronics—Flat panel display manufacturing

        The high-volume consumer market is driving the production of flat panel displays ("FPD") in applications such as digital cameras, personal digital assistants ("PDAs"), mobile telephones, car navigation systems, laptop computers and television monitors. There are several types of established and emerging FPDs based on quite different technologies, including plasma ("PDP"), liquid crystal ("LCD") and organic polymers ("OLED"). Lasers have found applications in each of these technologies given that the laser provides higher process speed, better yield, lower cost and/or superior display brightness and resolution.

Excimer Laser Annealing ("ELA") and Sequential Lateral Solidification ("SLS")

        Several display types require a high-density pattern of silicon Thin Film Transistors ("TFTs"). If this silicon is polycrystalline, the performance is greatly enhanced. In the past, these polysilicon layers could only be produced on expensive thermal glass at high temperatures. However, excimer-based processes, such as ELA and SLS, have allowed high-volume production of low-temperature polysilicon ("LTPS") on conventional glass substrates. Our excimer lasers provide an invaluable solution for both ELA and SLS because they are the only industrial-grade excimers with the high pulse energy these methods require. The current state-of-the-art product for this application is our Lambda SX-C™ laser.

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

        Solar cell technology is one area that is seeing increased interest. Historically, this has been a niche energy source because it could not compete with the low cost of other energy sources, most notably fossil fuels. But today's higher fuel costs have led to heightened interest in solar panels. Crystalline solar cell production capacity has been rapidly ramping up in Germany, Japan, Taiwan & China. Our lasers, such as Avia™ and Prisma™, are already being used in the production of solar panels for cell isolation and transparent conductive oxide ("TCO") scribing purposes.

        The hydrogen cell is another emerging technology currently attracting attention. Originally used in spacecrafts, this could provide a clean alternative power source for automobiles if performance, capacity and cost issues can be successfully addressed. Laser micromachining is likely to play a key role here and our AVIA™, Prisma™ and Diamond™ lasers are already being used in this area.

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

        At the opposite end of the size and wavelength spectrum, our AVIA™ and Matrix™ ultraviolet lasers are now being used extensively for machining a wide range of materials (and in a wide range of industries) including glass and plastics. These technically important materials are laser processed to produce medical devices, micro-electromechanical systems ("MEMS"), flat panel display, semiconductor manufacturing, and to aid in rapid prototyping for a variety of end markets including automotive manufacturing.

Laser marking and coding

        Laser marking and coding are generally considered part of the precision materials processing applications market for which we remain a leading supplier. One such area where applications are growing rapidly is the displacement of ink-jet coding due to both aesthetic and environmental pressures. The optimum choice of laser depends on the material being marked, whether it is a surface mark (engraved) or a sub-surface mark, and the specific economics of the application. We provide lasers for all-important marking applications. Our fiscal 2005 acquisition of TuiLaser AG has served to significantly expand our product offering and market share in marking and coding. A notable example is the use of our solid-state Prisma™ lasers to create high-quality, gray-scale images for ID cards and Excistar for marking diamonds. In fiscal 2007, we released Matrix™, a new product line of reliable, compact and low-cost diode pumped solid state lasers. These lasers provide lower cost of ownership for marking in high volume manufacturing.

        Many marking applications rely on a (scanned) moving laser spot to directly "write" an alphanumeric mark or barcode. Another method is to use the large cross-section beam from an excimer laser to image a photomask of the intended mark. Our LPXPro™ excimer lasers provide the solution for these photomask applications because of their high-duty-cycle operation and exceptional reliability.

Heavy manufacturing

        In April 2007, we acquired Nuvonyx, Inc., a technology leader in high-power laser diode components, arrays, and industrial laser systems for materials processing and defense applications. Nuvonyx produces high power arrays with powers in excess of 50 Kilowatts through its proprietary cooling and stacking technologies. The industrial laser systems are used for cladding and hardening of metals, joining materials, and other materials processing applications. Other near-term applications include welding of plastics and direct metal welding. In fiscal 2007, we released HighLight™, a new line of direct diode systems for metal processing.

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

OEM Components and Instrumentation

        Instrumentation is one of our more mature commercial applications. Representative applications within this market include flow cytometry, confocal microscopy, multi-photon microscopy, high-throughput screening for pharmaceutical discovery, genomic and proteomic analyses, raman spectroscopy forensics, veterinary science and bio-threat detection. Specifically, our Sapphire™, Compass™ and CUBE™ lasers are used in several bio-instrumentation applications including confocal microscopy, DNA sequencing, flow cytometry and drug discovery. Our Chameleon™ laser is used in multi-photon microscopy and the new emerging area of CARS microscopy while our Innova ion lasers serve bio-instrument manufacturers for applications such as cell sorting, DNA and protein sequencing, as well as drug and clinical screening.

        We also support the laser-based instrumentation market with a range of laser-related components, including diode lasers for optical pumping, optics, optical coatings and harmonic generation modules. Some of our OEM component business includes sales to other, less integrated laser manufacturers participating in OEM markets such as materials processing, scientific, and medical.

Flow cytometry

        Flow cytometry is a laser-based micro-fluorescence technique for analyzing single cells or populations of cells in a heterogeneous mixture, including blood samples. Its numerous applications include cell biology, immunology, reproductive biology, oncology and infectious disease such as Acquired Immune Deficiency Syndrome ("AIDS"). Flow cytometry is both a powerful research method and an indispensable mainstream clinical diagnostic and prognostic tool. Commercially available instruments typically count cells according to six or more simultaneous discriminating factors at analysis speeds of thousands of cells per second. Many instruments also have the capability to selectively sort individual cells for subsequent analysis or cell culture. The recent design trend in flow cytometry is toward more compact, powerful and reliable instruments. As a result, our Sapphire™, Compass™ and CUBE™ lasers are among the leading solid-state solutions in the current generation of cutting-edge instrumentation.

DNA sequencing

        Laser-based instrumentation revolutionized DNA sequencing, providing automation and data acquisition rates that would be impossible by any other method. This technology played a key role in the human genome project. Next generation DNA sequencing machines are now being developed based on all solid-state laser platforms aimed at expanding the applications arena and opening up DNA sequencing services This area continues to be a dynamic area as researchers track and analyze specific genes responsible for various diseases. Our Sapphire™, Compass™ and CUBE™ lasers were developed to address the needs of this market.

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

Raman spectroscopy

        Raman spectroscopy is a non-contact technique in which a laser beam is used to interrogate the composition of samples. This technique can give unique information about constituent components and their precise concentration, as well as information about crystalline forms (polymorphs), which are particularly important in the pharmaceutical industry. Laser-enabled Raman instruments are useful for process monitoring, environmental monitoring, and biomedical applications. Our Innova™ and Compass™ product lines are widely deployed in Raman applications, both at the commercial and scientific level.

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

Forensics

        Lasers have been used in criminal forensics for a number of decades. Applications include latent fingerprint detection and trace evidence illumination and identification. In the past, laser usage was often limited to forensics labs due to the physical size and complexities of the lasers. Portable models seldom generated enough output for use in high ambient light conditions or for large-scale sweeps of the crime scene. However, now due to recent advances in optical output versus physical size, forensic scientists have the capability to bring an unprecedented level of latent fingerprint and trace evidence detection directly to the crime scene. Our compact solid-state Tracer™ laser system, based on optically pumped semiconductor ("OPS") technology, directly addresses the needs of large-scale criminal investigation organizations by providing a superior combination of high brightness and portability to bear on the most difficult forensic analysis.

Medical OEM

        We sell a variety of components and lasers to medical laser companies in end-user applications such as ophthalmology, aesthetic, surgical, therapeutic and dentistry. Innova™ ion laser tubes and our GEM series CO2 lasers are widely used in ophthalmic, aesthetic and surgical markets. Additionally, our Compass™ and Sapphire™ series of lasers are used in the retinal scanning market in diagnostic imaging systems as well as new ground breaking in-vivo imaging applications.

        Our fiscal 2005 acquisition of TuiLaser, a recognized leader of high-reliability excimer lasers for Lasik and PRK refractive surgery methods with the ExiStar™ excimer laser platform has given us a leading position in this important excimer application market.

        The unique ability of our OPS laser technology to match a wavelength to an application has led to the development of a high-power yellow (577nm) laser for use in the treatment of Age Related Macular Degeneration. The 577nm wavelength was designed to match the peak in absorption of oxygenated hemoglobin thereby allowing treatment to occur at a lower power level, and thus reducing stress and heat-load placed on the eye with traditional green (530nm) based solid state lasers. This technology is finding traction with both Medical OEM's and Ophthalmologists.

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

Optical pumping

        Several of the lasers that we supply to the research market require optical pumping. That is to say, they require another laser as their power source, as opposed to power from an electrical outlet. Examples include our Mira™, RegA™, Legend™ and MBR™ lasers. Our diode-pumped Verdi™ and Evolution™ lasers have established themselves as benchmarks in reliability as the pump source for these lasers. Some of our customers are also performing research on new types of lasers and new laser materials. These investigational laser setups often require optical pumping at green wavelengths and the Verdi™ is one of the leading pump sources here as well.

Spectroscopy

        Spectroscopy is a scientific field in which processes or materials are studied as a function of wavelength. Many types of spectroscopy require a tunable laser source. Our MBR CW™ tunable laser provides unsurpassed resolution and stability for high-resolution spectroscopy applications, while our

Mira™, Mira-OPO™ and Chameleon™ lasers are among the leading sources for spectroscopy in the ultrafast domain.

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

        There are numerous other applications in the graphic arts and display markets where our lasers are now playing key roles. For instance, in the area of printing, our Diamond™ K and G series lasers are used in the engraving of Anilox rollers for flexo-plate and screen-printing and our CUBE™ violet lasers are used in the imaging of offset plates for computer-to-plate printing.

        One of our lasers that has proved particularly successful in this applications market is the Sapphire™ 460. It is now used for several graphic arts applications, including photo finishing, film writing and the emerging area of laser projection. In some of these applications, the Sapphire™ 460 is displacing air-cooled ion lasers. This solid-state laser is preferred over these legacy gas lasers because it is 90% smaller, consumes 98% less power and dissipates 98% less heat.

        In a completely different part of this market, our Innova™ ion lasers are used to write data on master disks that are used to mass-produce compact discs and digital videodiscs for consumer use.

FUTURE TRENDS

Microelectronics

        After several years of process development, lasers are now used in mass production applications because these laser-based fabrication and testing methods are faster, deliver superior end products, increase yields, and /or cut production costs. Moreover, we anticipate this trend to continue, driven primarily by the increasing sophistication of consumer electronic goods and their convergence via the internet, resulting in increasing demand for more bandwidth and memory. Although this market has historically been cyclical in nature, we believe that the future will see a strong and overarching trend of increased adoption of solid-state, CO2 and excimer lasers as all these lasers enable both next-generation performance improvements and reduced process costs. In particular, we expect future demands in the advanced packaging market to steadily shift towards the use of ultraviolet laser-based tools, as these are the only commercial technologies capable of providing the high spatial resolution critical for next-generation chip-scale and wafer-level packages.

Materials processing

        The market for low to medium power lasers used in industrial material processing continues to expand, driven by the need for cost-effective manufacturing solutions for cutting, joining, marking and engraving of non-metal materials. A number of application areas are performing well. These include marking/coding, flat bed cutting and engraving, and, in Asia, the production of capital equipment for apparel and leather goods manufacturing. Several factors are enabling us to gain market share in the materials process market. First, we have developed an expanded portfolio of lasers with a broad spectrum of wavelengths, enabling optimum marking solutions for virtually every metal and non-metal material type. At the same time, the reliability of these products has been achieved at even higher levels, lowering the cost of ownership.

        The acquisition of Nuvonyx provides us an entry into the high-power materials processing market. Combined with our capability in laser diode bars, this acquisition represents both a vertically integrated and more cost effective approach than many applications currently served by fiber lasers.

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

Graphic arts and display

        This is a well-established market for diode lasers with three routes to market for our products—direct diodes applications, diodes within our solid-state systems, and diodes sold into other solid-state laser systems. The ongoing improvements in diode laser performance are enabling the direct use of diode lasers to gain more acceptance among customers, while reducing costs for end users in this applications market.

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

Market Application	Application	Products	Technology
Microelectronics	Photomask manufacturing	SabreFreD Innova NovaTex RegA	Frequency doubled Ion Excimer Ultrafast

	Semiconductor inspection and metrology	Vitesse Compass `Series' Paladin Verdi AZURE, Indigo Sapphire Innova iLine	Ultrafast DPSS DPSS DPSS DPSS OPS Ion

	Marking	Vector	DPSS

	Advanced packaging and interconnects	Avia Diamond FAP family Paladin Vector Prisma	DPSS CO2 Semiconductor DPSS DPSS DPSS

	Flat panel display (TFT annealing)	LSX-C Avia Diamond	Excimer DPSS CO2

Materials processing	Marking, engraving, cutting and drilling	FAP family Diamond Prisma, Matrix Excistar Avia	Semiconductor CO2 DPSS Excimer DPSS

	Cladding, heat treating and welding	HighLight	Semiconductor

	Automotive diesel engine production	Lambda STEEL series	Excimer

	Rapid prototyping	Avia, Matrix	DPSS

Graphic arts and display	Computer-to-plate printing	Single emitter diodes Fiber coupled diodes Diode bars Compass series CUBE Diamond K & G series	Semiconductor Semiconductor Semiconductor DPSS Laser Diode Module CO2

	Writing data to master disks	Innova family AZURE CUBE	Ion DPSS Laser Diode Module

	Entertainment	Innova family Viper	Ion DPSS

	Photo finishing	Sapphire Compass	OPS DPSS

	Laser projection	Sapphire	OPS

OEM components and instrumentation	Confocal microscopy	Sapphire Compass CUBE	OPS DPSS Laser Diode Module

	Flow cytometry/cell sorting	Innova family Compass Sapphire CUBE	Ion DPSS OPS Laser Diode Module

	DNA sequencing	Compass Sapphire CUBE	DPSS OPS Laser Diode Module

	Drug discovery	Innova family Compass Sapphire CUBE	Ion DPSS OPS Laser Diode Module

	Raman spectroscopy	Innova family Compass	Ion DPSS

	Bio-agent detection	Compass, Avia CUBE	DPSS Laser Diode Module

	Forensics	TracER	OPS

	Laser Doppler velocimetry	Verdi Innova family	DPSS Ion

	Fluorescence spectroscopy	Innova family Compass Sapphire CUBE	Ion DPSS OPS Laser Diode Module

	Medical (OEM)	Existar,COMPexPro Diode bars Compass Sapphire Gem Innova family	Excimer Semiconductor DPSS OPS CO2 Ion

Scientific research and government programs	Multi-photon excitation microscopy	Mira, Chameleon	Ultrafast

	Optical pumping for solid state lasers	FAP family Diode bars	Semiconductor Semiconductor

	Optical pumping for Ultrafast and CW Tunable lasers	Verdi, Evolution	DPSS

	Pollution analysis	COMPexPro	Excimer

Interferometry and holography	Verdi Innova family	DPSS Ion

Spectroscopy	Chameleon Indigo Mira, RegA, OPO Legend, OPO MBR, MBD Innova family	Ultrafast DPSS Ultrafast Ultrafast CW Tunable Ion

Ablation and pulse laser deposition	Excistar, Xantos COMPexPro	Excimer Excimer

Photochemistry	Legend, Libra	Ultrafast

Material processing research	Libra COMPexPro	Ultrafast Excimer

Laser diagnostics and measurement	Modemaster Fieldmaster Labmaster	Diagnostics Diagnostics Diagnostics

Thermal imaging	Infrared optics	Optical fabrication and coating

Optical components	Optics for lasers	Optical fabrication and coating

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

SALES AND MARKETING

        We market our products domestically through a direct sales force. Our foreign sales are made principally to customers in Europe, Japan and other Asia-Pacific countries. We sell internationally through direct sales personnel located in Japan, South Korea, the United Kingdom, Germany, Italy, Austria, France, Belgium, the Netherlands and the People's Republic of China, as well as through independent representatives in other parts of the world. Foreign sales accounted for 68% of our total net sales in both fiscal 2007 and fiscal 2006 and 65% in fiscal 2005. Sales made to independent representatives and distributors are generally priced in U.S. dollars. A large portion of foreign sales that we make directly to customers are priced in local currencies and are therefore subject to currency exchange fluctuations. Foreign sales are also subject to other normal risks of foreign operations such as protective tariffs, export and import controls and political instability. Our products are broadly distributed and no one customer accounted for more than 10% of total net sales during fiscal 2007, 2006 or 2005.

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

RESEARCH AND DEVELOPMENT

        We are committed to the development of new products, as well as the improvement and refinement of existing products, including better cost-of-ownership. Our development efforts are focused on designing and developing products, services and solutions that anticipate customers' changing needs and emerging technological trends. Our efforts are also focused on identifying the areas where we believe we can make valuable contributions. Research and development expenditures for fiscal 2007 were $74.6 million, or 12.4% of net sales compared to $73.1 million, or 12.5% of net sales for fiscal 2006, and $57.4 million, or 11.1% of net sales for fiscal 2005. We work closely with customers, both individually and through our sponsored seminars, to develop products to meet customer application and performance needs. In addition, we are working with leading research and educational institutions to develop new photonics-based solutions.

MANUFACTURING

Strategies

        One of our core manufacturing strategies is to tightly control our supply of key parts, components and assemblies. We believe this is essential in order to maintain high quality products and enable rapid development and deployment of new products and technologies.

        Committed to quality and customer satisfaction, we design and produce many of our own components and sub-assemblies in order to retain quality control. We provide customers with 24-hour technical expertise and quality that is ISO certified at our principal manufacturing sites. In June 2003, we transferred our printed circuit board manufacturing activities in Auburn, California, to a global electronics contract manufacturer, Venture, which has factories in North America, Asia and Europe. We also completed the restructuring of our CO2 operations, resulting in the consolidation of all CO2 manufacturing operations at our Bloomfield, Connecticut location. In fiscal 2004, Lambda Physik consolidated the manufacturing operations of its German subsidiary into its Göttingen facility. In February 2006, we completed the transfer of production of our non-RF (radio frequency) power supplies from Auburn, California to Venture's facility in Newark, California. In February 2007, we completed the transfer of production of RF-power supplies from Auburn, California to Benchmark Electronics, Inc. in Redmond, Washington.

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

        We rely exclusively on our own production capability to manufacture certain strategic components, crystals, optics and optical systems, semiconductor lasers, lasers and laser-based systems. Because we manufacture, package and test these components, products and systems at our own facilities and such items may not be readily available from other sources, any interruption in our manufacturing would adversely affect our business. In addition, our failure to achieve adequate manufacturing yields at our manufacturing facilities may materially and adversely affect our operating results and financial condition.

Operations

        Our products are manufactured at sites in Santa Clara, San Jose and Auburn, California; Portland, Oregon; East Hanover, New Jersey; Bloomfield, Connecticut; St. Louis, Missouri; Lübeck, Germany; Göttingen, Germany; Glasgow, Scotland; Munich, Germany; and Tampere, Finland. Our ion lasers, a portion our DPSS lasers, semiconductor lasers, and ultrafast scientific lasers are manufactured in Santa Clara and San Jose, California and Glasgow, Scotland. Our CO2 lasers are manufactured in Bloomfield, Connecticut. Our optical component products are manufactured at our facilities in Auburn, California. Our laser instrumentation products and test and measurement equipment are manufactured in Portland, Oregon. We manufacture exotic crystals in East Hanover, New Jersey. We make DPSS lasers at our Santa Clara, Lübeck and Munich facilities. Our facility in Tampere, Finland grows the aluminum-free materials that are incorporated into our semiconductor lasers. We make a range of advanced solid-state lasers used in developing applications including scientific research and semiconductor test equipment in Glasgow, Scotland. Our excimer laser products are manufactured in Göttingen and Munich, Germany.

INTELLECTUAL PROPERTY

        We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of September 29, 2007, we held approximately 411 U.S. and foreign patents, which expire from 2008 (depending on the payment of maintenance fees) through 2024 (depending on the payment of maintenance fees) and we have approximately 103 additional pending patent applications that have been filed. The issued patents cover various products in all of the major markets that we serve.

        For a discussion of the importance to our business of, and the risks attendant to intellectual property rights, see "Risk Factors—Risks Associated with Our Industry, Our Business and Market Conditions" We may not be able to protect our proprietary technology, which could adversely affect our competitive advantage' and 'We could become subject to litigation regarding intellectual property rights, which could seriously harm our business' in Item 1A, which is incorporated herein by reference.

COMPETITION

        Competition in the various photonics markets in which we provide products is very intense. We compete against a number of companies including Newport Corporation; Excel Technology, Inc.; JDS Uniphase Corporation; Rofin-Sinar Technologies, Inc., Trumpf GmbH, IPG Photonics Corporation, and Cymer, Inc.; as well as other smaller companies. We compete globally based on our broad product offering, reliability, cost, and performance advantages for the widest range of commercial and scientific research applications. Other considerations by our customers include warranty, global service and support and distribution.

BACKLOG

        At fiscal 2007 year-end, our backlog of orders scheduled for shipment (generally within one year) was $188.4 million compared to $199.1 million at fiscal 2006 and $194.1 million at fiscal 2005 year-ends. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by us has not been significant.

EMPLOYEES

        As of fiscal 2007 year-end, we had 2,339 employees. Approximately 394 of our employees are involved in research and development; 1,342 of our employees are involved in operations, manufacturing, service and quality assurance; and 603 of our employees are involved in sales, marketing, finance, legal and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We consider our relations with our employees to be good.

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

        On June 13, 2005, we acquired privately held TuiLaser AG (Munich, Germany), a designer and manufacturer of excimer and advanced solid-state lasers, for approximately $26.0 million (net of cash acquired of $7.7 million). TuiLaser produces high-reliability excimer lasers for Lasik and PRK refractive surgery methods with the ExiStar™ excimer laser platform.

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

RESTRUCTURINGS AND CONSOLIDATION

        There were no new restructuring activities during fiscal 2007.

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

        We may face potentially increasing complexity in our product designs and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products that apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive). We could face significant costs and liabilities in connection with product take-back legislation. The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which make producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products.

SEGMENT INFORMATION

        During the second quarter of fiscal 2007, we established a new organizational and reporting structure whereby our previously single reportable operating segment was separated into two operating segments: Commercial Lasers and Components ("CLC") and Specialty Lasers and Systems ("SLS"). The new segmentation reflects the go-to-market strategies for various products and markets. While both segments work to deliver cost-effective photonics solutions, CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC's primary markets include OEM components and instrumentation and materials processing. SLS develops and manufacturers configurable, advanced-performance products largely serving the microelectronics and scientific research markets. The size and complexity of many of the SLS products require service to be performed at the customer site by factory-trained field service engineers. We have identified CLC and SLS as operating segments for which discrete financial information was available. Both units have engineering, marketing, product business management and product line management. Prior period financial information has been restated to conform to the current segment presentation.

        Financial information relating to segment operations for fiscal years 2007, 2006 and 2005, is set forth in Note 16, "Segment and Geographic Information" of our Notes to Consolidated Financial Statements.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

        Financial information relating to foreign and domestic operations for fiscal years 2007, 2006 and 2005, is set forth in Note 16, "Segment and Geographic Information" of our Notes to Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

Risks Associated with Our Industry, Our Business and Market Conditions

Our operating results, including net sales and stock price have varied in the past, and our future operating results will continue to be subject to quarterly and annual fluctuations based upon numerous factors, including those listed in this section and throughout this annual report. Our stock price will continue to be subject to daily variations as well. In addition, our future operating results and stock price may not follow any past trends.

        Our net sales and operating results may vary significantly from quarter to quarter and from year to year in the future. In particular, we typically experience seasonality in our first fiscal quarter, resulting in lower net sales. We believe a number of factors, many of which are outside of our control, could cause these variations and make them difficult to predict, including:

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

Our future success depends on our ability to increase our sales volumes and decrease our costs to offset anticipated declines in the average selling prices ("ASPs") of our products and, if we are unable to realize greater sales volumes and lower costs, our operating results may suffer.

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

        We have historically been the industry's high quality supplier of laser systems. We have, in the past, experienced decreases in the ASPs of some of our products. We anticipate that as competing products become more widely available, the ASPs of our products may decrease. If we are unable to offset the anticipated decrease in our ASPs by increasing our sales volumes, our net sales will decline. In addition, to maintain our gross margins, we must continue to reduce the cost of manufacturing our products while maintaining their high quality. From time to time, our products, like many complex technological products, may fail in greater frequency than anticipated. This can lead to further charges, which can result in higher costs, lower gross margins and lower operating results. Furthermore, as ASPs of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our operating results could be seriously harmed, particularly if the ASPs of our products decrease significantly.

Our future success depends on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers.

        Our current products address a broad range of commercial and scientific research applications in the photonics markets. We cannot assure you that the market for these applications will continue to generate significant or consistent demand for our products. Demand for our products could be significantly diminished by disrupting technologies or products that replace them or render them obsolete. Furthermore, the new and enhanced products generally continue to be smaller in size and have lower ASPs, and therefore, we have to sell more units to maintain revenue levels.

        During fiscal years 2007, 2006 and 2005, our research and development expenses have been in the range of 11% to 13% of net sales. Our future success depends on our ability to anticipate our customers' needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly. If we fail to transfer production processes effectively, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed.

We face risks associated with our foreign sales that could harm our financial condition and results of operations.

        For fiscal years 2007, 2006, and 2005, 68%, 68% and 65%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. The majority of our foreign sales occur through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign operations and sales are subject to a number of risks, including:

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

        We are exposed to lawsuits in the normal course of our business, including product liability claims, if personal injury or death occurs from the use of our products. While we typically maintain customary levels of business insurance, including directors' and officers' policies, litigation can be expensive, lengthy, and disruptive to normal business operations, including the potential impact of indemnification obligations for individuals named in any such lawsuits. We may not, however, be able to secure insurance coverage on terms acceptable to us in the future. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit, including a recall or redesign of products if ultimately determined to be defective, could have a material adverse effect on our business, operating results, or financial condition.

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

        Competition in the various photonics markets in which we provide products is very intense. We compete against a number of large public and private companies, including Newport Corporation; Excel Technology, Inc.; JDS Uniphase Corporation; Rofin-Sinar Technologies, Inc.; Trumpf GmbH; IPG Photonics Corporation; and Cymer, Inc., as well as other smaller companies. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Some of our competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

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

        For our fiscal years 2007, 2006 and 2005, our research and development costs were $74.6 million (12.4% of net sales), $73.1 million (12.5% of net sales) and $57.4 million (11.1% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Matters related to our voluntary review of our historical stock option granting practices and the restatement of our previous financial statements may result in additional litigation, regulatory proceedings and government enforcement actions.

        Our historical stock option granting practices and the previous restatement of our financial statements for periods from fiscal 1995 to the quarter ended July 1, 2006 have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Part I, Item 3 "Legal

Proceedings" as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review to the Securities and Exchange Commission ("SEC"), and in that regard we have responded to informal requests from the SEC. We intend to continue to cooperate with the SEC. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or any applicable government enforcement actions relating to our past stock option practices which may arise. The resolution of these matters may be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

        In addition, while we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants and the disclosures related thereto, in reviewing our annual report on Form 10-K for the period ended September 30, 2006, the SEC may make further inquiry with regards to the manner in which we accounted for and reported, or not reported, the corresponding financial impact. Accordingly, there is a risk that we may have to further revise the disclosures therein or to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

        On December 18, 2007, we announced that the Securities and Exchange Commission ("SEC") notified us that it had denied our motion to stay the decision of the Board of Directors of The NASDAQ Stock Market LLC ("Nasdaq"), to suspend and delist our common stock. Therefore, effective at the opening of business on Wednesday, December 19, 2007, our common stock was suspended from trading on the Nasdaq Global Market, and was subsequently delisted. Following our delisting from the Nasdaq Global Market, we began trading on the Pink Sheet Electronic Quotation Service.

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

        The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company's internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of the internal control over financial reporting. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2.    PROPERTIES

        At fiscal 2007 year end, our primary locations were as follows:

	Description	Use	Term
Santa Clara, CA	8.5 acres of land, 200,000 square foot building	Corporate headquarters, manufacturing, R&D	Owned
Santa Clara, CA	90,120 square foot building	Office, manufacturing	Leased through January 2015
Auburn, CA	80,000 square foot building	Office, manufacturing	Leased through September 2008
San Jose, CA	55,968 square foot building	Office, manufacturing	Leased through February 2009
Bloomfield, CT	2 buildings, 68,821 square-feet	Office, manufacturing	Leases expiring in August 2008 and April 2013
East Hanover, NJ	30,000 square foot building	Office, manufacturing	Leased through October 2012
Bridgeton, MO	20,176 square foot building	Office, manufacturing	Leased through September 2009
Portland, OR	33,040 square foot building	Office, manufacturing	Leased through December 2008
Tampere, Finland	5 acres of land, 40,970 square foot building	Office, manufacturing	Owned
Dieburg, Germany	31,306 square foot building	Office	Leased through December 2012
Göttingen, Germany	7.6 acres of land, 4 buildings totaling 119,500 square feet	Office, manufacturing	Owned
Lübeck, Germany	35,715 square foot building	Office, manufacturing	Leased through June 2009
Lübeck, Germany	28,586 square foot building	Office, manufacturing	Leased through December 2009 with option to purchase building
Munich, Germany	58,449 square-foot building	Office, manufacturing	Leased through December 2010
Tokyo, Japan	17,602 square foot building	Office	Leased through April 2009,
Yokohama, Japan	5,813 square-foot building	Office	Leased through October 2010
Glasgow, Scotland	2 acres of land, 30,000 square foot building	Office, manufacturing	Owned

        We maintain sales and service offices under varying leases expiring from 2008 through 2019 in the United States, Japan, Korea, China, Germany, France, Italy, the United Kingdom and the Netherlands. In addition, we leased an unoccupied facility of approximately 27,200 square feet in Fort Lauderdale, Florida through January 2008.

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

Income Tax Audits

        The IRS is conducting an audit of our 2003 and 2004 tax returns. The IRS has issued a number of Notices of Proposed Adjustments to these returns. Among other items, the IRS has challenged our research and development credits and our extraterritorial income ("ETI") exclusion. We have agreed to the various adjustments proposed by the IRS and we believe that we have adequately provided for these exposures and any other items identified by the IRS as a result of the audit of these tax years. As part of its audit of our 2003 and 2004 tax years, the IRS has requested information related to our stock option investigation and we will comply with this request and address any issues that are raised in a timely manner. The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns.

        The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We believe that we have adequately provided for any adjustments that may be proposed by the IRS related to these credits.

        The German tax authorities are conducting an audit of our subsidiary in Göttingen for the tax years 1999 through 2005. We believe that we have adequately provided for any adjustments that may be proposed by the German tax authorities.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock currently trades in the over-the-counter market and is quoted on the Pink Sheets under the symbol "COHR.PK." Previously, it traded on the NASDAQ Global Market, from which it was de-listed on December 19, 2007. The following table sets forth the high and low closing prices for each quarterly period during the past two fiscal years as reported on the Nasdaq Global Select Market, or its predecessor, the Nasdaq National Market.

	Fiscal
	2007		2006
	High	Low	High	Low
First quarter	$36.76	$30.61	$32.85	$27.51
Second quarter	$31.74	$28.91	$35.11	$29.44
Third quarter	$32.43	$29.30	$37.91	$30.98
Fourth quarter	$32.08	$27.64	$37.21	$29.86

        The number of stockholders of record as of January 15, 2008 was 1,372. No cash dividends have been declared or paid since Coherent was founded and we have no present intention to declare or pay cash dividends. We are currently evaluating our options regarding the listing of our common stock on a national exchange or market. While the timing and ultimate success of listing our shares of common stock is uncertain, we have applied for relisting for the NASDAQ Global Market and we anticipate that our common stock will be relisted prior to the annual meeting of stockholders, scheduled for March 19, 2008.

        In September 2005, our Board of Directors authorized a share repurchase program of up to 1.5 million shares of our common stock. The repurchase program was to remain in effect through September 30, 2007, unless earlier terminated or completed. The program was suspended during the first quarter of fiscal 2007 due to our internal stock option investigation and was terminated effective September 30, 2007. During the first two quarters of fiscal 2006, we purchased and cancelled a total of 721,942 shares of our common stock for approximately $22.3 million. No shares were purchased during the fourth quarter of fiscal 2007.

COMPANY STOCK PRICE PERFORMANCE

        The following graph shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from September 28, 2002 through September 29, 2007 comparing the return on our common stock with the Standard & Poors 500 Stock Index and the Standard and Poors Small Cap 600 Stock Index. No dividends have been declared or paid on our common stock during such period. The stock price performance shown on the following graph is not necessarily indicative of future price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG COHERENT, INC.,
THE S&P 500 INDEX AND THE S&P SMALL CAP 600 INDEX

Company / Index	9/28/02	9/27/03	10/2/04	10/1/05	9/30/06	9/29/07
Coherent, Inc.	$100	$128.65	$137.79	$154.76	$183.19	$169.56
S&P 500 Index	$100	$122.69	$141.71	$156.69	$173.60	$202.14
S&P SmallCap 600 Index	$100	$125.93	$161.28	$191.60	$205.32	$235.98

        The information contained above under the caption "Company Stock Price Performance" shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor will such information be incorporated by reference into any future SEC filing except to the extent that we specifically incorporate it by reference into such filing.

ITEM 6.    SELECTED FINANCIAL DATA

        The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

        We derived the selected consolidated financial data as of fiscal 2007 and 2006 year-end and for fiscal 2007, 2006 and 2005 from our audited consolidated financial statements, and accompanying notes, contained in this annual report. The consolidated statements of operations data for fiscal 2004 and 2003 and the consolidated balance sheet data as of fiscal 2005, 2004 and 2003 year-end are derived from our consolidated financial statements which are not included in this report.

Consolidated financial data	Fiscal 2007(5)	Fiscal 2006(4)	Fiscal 2005(3)	Fiscal 2004(2)	Fiscal 2003(1)
	(In thousands, except per share data)
Net sales	$601,153	$584,652	$516,252	$494,954	$406,235
Gross profit	$250,008	$256,113	$217,693	$207,769	$148,335
Net income (loss)	$15,951	$45,394	$38,414	$16,951	$(49,685)
Net income (loss) per share(6):
Basic	$0.51	$1.47	$1.25	$0.56	$(1.69)
Diluted	$0.50	$1.44	$1.23	$0.55	$(1.69)
Shares used in computation(6):
Basic	31,398	30,973	30,756	30,179	29,448
Diluted	32,024	31,567	31,224	30,494	29,448
Total assets	$947,600	$1,082,524	$800,830	$760,668	$716,001
Long-term obligations	$21	$201,023	$—	$14,215	$27,911
Other long-term liabilities	$47,848	$37,419	$48,734	$46,542	$30,251
Minority interest in subsidiaries	$—	$—	$—	$5,402	$7,475
Stockholders' equity	$770,986	$717,504	$639,670	$588,704	$543,140

(1)
Includes a $10.2 million after-tax impairment charge on our investment in Lumenis common stock; a $9.2 million after-tax charge related to the termination of activities in our Telecom-Actives group; a $7.9 million after-tax charge for the write-down of manufacturing facilities and equipment to net realizable value due to excess capacity and consolidation of operations; a $6.3 million charge for the write-off of purchased in process research and development ("IPR&D") associated with our acquisition of Positive Light, Inc. and step acquisition of Lambda Physik; a $5.6 million valuation allowance against Lambda Physik's deferred tax assets; a $2.7 million after-tax impairment charge to write down our Lincoln, California facility to net realizable value; a $2.3 million after-tax charge to write down our loan to Picometrix, Inc. ("Picometrix") to net realizable value; a $1.8 million, net of minority interest, impairment charge to write off goodwill associated with Lambda Physik's lithography business; severance costs at Lambda Physik of $1.3 million, after-tax and net of minority interest; a $1.0 million after-tax charge related to early lease termination costs associated with our Santa Clara, California facility; a $2.1 million tax benefit relating to a refund of prior years' taxes; a customer contract settlement fee of $2.0 million, after-tax and net of minority interest received by Lambda Physik; and an after-tax gain of $1.5 million related to the sale of 5.2 million shares of Lumenis common stock.

(2)
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

(3)
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

(4)
Includes a $11.7 million tax benefit primarily resulting from the consolidation of two wholly-owned Japanese entities in which the income of one of the Japanese subsidiaries and a portion of the income of its German parent that were previously treated as permanently reinvested were deemed distributed to the U.S. and the income and the associated tax credits were reported for U.S. tax purposes, a $3.5 million after-tax charge for acquisition-related costs from the terminated merger agreement with Excel, an additional $1.5 million after-tax in purchase price and related legal and other fees associated with the acquisition of the remaining interest of our Lambda Physik subsidiary, $0.6 million after-tax Excel pre-merger integration related costs, a facility closure charge of $0.4 million and an IPR&D charge of $0.4 million associated with the purchase of the assets of Iolon in the first quarter of fiscal 2006.

(5)
Includes a $12.6 million capital loss on our sale of our Auburn campus in Auburn, California, $7.0 million in after-tax costs related to our stock option investigation and litigation, a $2.6 million after-tax charge to write off unamortized capitalized deferred issuance costs associated with our repayment of our convertible subordinated notes, a charge of $2.2 million for IPR&D related to our purchase of Nuvonyx, $0.2 million after-tax costs related to the termination of the Excel merger agreement, a $3.6 million capital gain on the sale of our Condensa building in Santa Clara, California, and a $0.7 million after-tax gain from the sale of substantially all of the net assets of our Coherent Imaging Optics Limited (CIOL) subsidiary to CVI Laser.

(6)
See Note 2, "Significant Accounting Policies" in our Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income (loss) per share.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8, "Financial Statements and Supplementary Data" in this annual report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in "Risk Factors" and elsewhere in this annual report. Please see the discussion of forward looking statements at the beginning of this annual report under "Special Note Regarding Forward Looking Statements."

KEY PERFORMANCE INDICATORS

        The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Fiscal
	2007	2006	2005
	(Dollars in thousands)
Bookings	$591,039	$583,790	$545,128
Net Sales—Commercial Lasers and Components	$290,017	$272,068	$222,349
Net Sales—Specialty Laser Systems	$309,467	$311,058	$293,903
Gross Profit as a Percentage of Net Sales—Commercial Lasers and Components	43.3%	43.3%	44.3%
Gross Profit as a Percentage of Net Sales—Specialty Laser Systems	40.6%	44.9%	40.6%
Research and Development as a Percentage of Net Sales	12.4%	12.5%	11.1%
Income Before Income Taxes and Minority Interest	$28,923	$46,181	$41,020
Cash Provided by Operating Activities	$66,619	$78,782	$92,755
Days Sales Outstanding in Receivables	61.3	68.6	61.1
Days Sales Outstanding in Inventories	67.6	62.5	71.6
Capital Spending as a Percentage of Net Sales	3.6%	3.0%	3.4%

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

        Fiscal 2007 bookings increased 1.2% from fiscal 2006. Increases in fiscal 2007 bookings, compared to fiscal 2006, in the OEM components and material processing markets were partially offset by decreases in the microelectronics, graphic arts and display and scientific and government programs markets. Fiscal 2006 bookings increased 7.1% from fiscal 2005. Increases in fiscal 2006 bookings, compared to fiscal 2005, in the microelectronics, OEM components and instrumentation and materials processing markets were partially offset by decreases in the graphic arts and display and scientific and government programs markets.

        In the OEM components and instrumentation market, our OPS™ lasers continue to enjoy a leadership position in the instrumentation market. There are two developments that we believe will help us maintain this leadership position. We are expanding our OPS™ product offering to provide more overlap with existing customer portfolios, which may result in further market share gains. Within the genomics market, DNA sequencers are transitioning to new architectures. As we experienced in cytometry, this transition creates an opportunity to displace legacy technology from other vendors. The refractive surgery market was very strong in the fourth quarter of fiscal 2007 as the effects of consolidation and customer initiatives have fueled demand for our Existar™ excimer lasers. In the aesthetic market, orders are up for CO2 lasers used in skin resurfacing since they provide higher efficacy and a better overall patient experience compared to other laser sources.

        Material processing orders increased significantly from the same period last year, reinforcing our prediction that over the next five years the materials processing market will represent one of the key growth engines for the photonics industry. The core bookings were augmented by first-time customers and new products. In particular, during fiscal 2007, we received orders from an OEM integrator in India, who serves the marking and medical device markets, and for our recently released Matrix™ platform, which will be used in marking applications.

        Bookings in the Microelectronics market decreased compared to the same period last year, but have increased sequentially for the last two quarters of fiscal 2007, which is consistent with many market recovery predictions. We believe that upcoming product introductions will enable us to gain share within the semi cap space due to advantages in performance, reliability and total cost of ownership. Orders from the advanced packaging market increased for the third consecutive quarter and exhibited strong growth, with flip-chip packages and cell phone PCBs the primary drivers. Bookings from flat panel display manufacturers were down. The end user business continues to suffer from eroding panel prices leading to margin compression and capital constraints. There are two potential catalysts to restart this market, with the further absorption of existing capacity being the first and most obvious catalyst. The second is the ability to utilize new capacity in either LTPS or AMOLED display manufacturing, which speaks to process flexibility where our excimer lasers enjoy a leadership position. Laser-based silicon singulation and scribing continue to gain momentum in the near term and some tool providers are projecting growth rates of up to 50% per year over the next few years. Our existing and future portfolios address these applications. Bookings from solar cell manufacturers also increased, resulting in record quarterly and annual orders. This is a good trend, but much work remains if the industry is to close the gap with fossil fuels. As in several other markets, the laser industry must work aggressively towards improving the total cost of laser ownership.

        Bookings in the Graphics Arts & Display market decreased compared to fiscal 2006. However, our high-power OPS platform is gaining traction in the entertainment market for lightshows. The compactness and energy efficiency of the OPS lasers were the compelling factors leading to our first volume bookings for this application.

        Bookings in the scientific and government programs market decreased in fiscal 2007, partially due to research funding delays in the United States and our decision to exit the custom laser business earlier in fiscal 2007. The custom laser business is technically and financially challenging. The benefits of pushing the edges of the technical envelope did not offset the cost of this activity. While U.S. funding was delayed for much of fiscal 2007, it did improve in the fourth quarter. Domestic orders were paced by a new bookings record for Chameleon™ lasers to be used in biological imaging research. International orders were mixed with Europe down slightly from the third quarter of fiscal 2007 and Asia increasing from the prior quarter.

Net Sales

        Net sales include sales of lasers, precision optics, related accessories and service contracts. Net sales for fiscal 2007 increased 2.8% from fiscal 2006. Net sales for fiscal 2006 increased 13.2% from fiscal 2005. For a more complete description of the reasons for changes in net sales refer to the "Results of Operations" section of this Annual Report.

Gross Profit as a Percentage of Net Sales

        Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage for CLC remained flat at 43.3% in fiscal 2007 but decreased to 43.3% in fiscal 2006 from 44.3% in fiscal 2005. Gross profit percentage for SLS decreased to 40.6% in fiscal 2007 from 44.9% in fiscal 2006, but increased from 40.6% in fiscal 2005 to 44.9% in fiscal 2006. For a more complete description of the reasons for changes in gross profit refer to the "Results of Operations" section of this Annual Report.

Research and Development as a Percentage of Net Sales

        Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage decreased slightly in fiscal 2007 to 12.4% from 12.5% in fiscal 2006. In fiscal 2006, R&D percentage increased to 12.5% from 11.1% in fiscal 2005. For a more complete description of the reasons for changes in R&D percentage refer to the "Results of Operations" section of this Annual Report.

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

Days Sales Outstanding in Receivables

        We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 360 days for years. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more cash flow available. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business. Our DSO in receivables for fiscal 2007 decreased 7.3 days from fiscal 2006 to 61.3 days. The decrease in DSO in receivables is primarily due to improvements in collections in the U.S. and Europe as well as a lower concentration of sales toward the end of the year partially offset by the impact of foreign exchange rates (2.5 days).

Days Sales Outstanding in Inventories

        We calculate DSO in inventories as net inventories at the end of the period divided by net sales of the period and then multiplied by the number of days in the period, using 360 days for years. This indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more cash flow available. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in inventories for fiscal 2007 increased 5.1 days from fiscal 2006 to 67.6 days. The deterioration in DSO in inventories is primarily due to an increase in excimer and service inventories to support customer response and inventory increases in preparation for product launches as well as the impact of foreign exchange rates (1.8 days).

Capital Spending as a Percentage of Net Sales

        Capital spending as a percentage of net sales ("capital spending percentage") is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology. Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased from 3.0% in fiscal 2006 to 3.6% in fiscal 2007 and decreased from 3.4% in fiscal 2005 to 3.0% in fiscal 2006. The fiscal 2007 increase was primarily due information technology expenditures, building improvements and purchases of production-related assets. The fiscal 2006 decrease was primarily due to higher sales volumes in fiscal 2006. We anticipate that capital spending for fiscal 2008 will be approximately 4.0% to 5.0% of net sales.

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

        In the second quarter of fiscal 2005, we recorded a $9.6 million tax benefit related to a reduction in the valuation allowance on Lambda Physik's deferred tax assets as we believe that it is more likely than not that we will be able to realize these assets.

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

        On March 10, 2006 we issued $200.0 million of 2.75% convertible subordinated notes due March 2011. The notes were unsecured and subordinate to all existing and future senior debt. The maturity date for these notes was March 1, 2011, unless earlier redeemed or converted. Interest on the notes was payable in cash semi-annually in arrears on March 1 and September 1 of each year.

        On December 15, 2006, we received a letter from U.S. Bank National Association ("the trustee") for the holders of the outstanding principal amount of 2.75% convertible subordinated notes due 2011 stating that we had violated certain provisions in the Indenture dated March 13, 2006 (the "Indenture") as a result of our failure to file our annual report for fiscal 2006 with the SEC. The Indenture provided that such a default could be cured by making that filing with the SEC within 60 days after the receipt by us of the notice of default. The Indenture also provided that such a default, if not cured by that date, would give certain holders and the trustee the right to accelerate the maturity of the notes. We did not cure the default within 60 days after the receipt by us of the notice of default. On August 17, 2007, as amended by an addendum delivered on August 20, 2007, we received a letter from the trustee under the Indenture declaring the principal amount and accrued and unpaid interest, plus additional interest under the notes, to be immediately due and payable pursuant to the Indenture due to our failure to file reports required to be filed with the SEC and delivered to the trustee under the Indenture and Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended. The aggregate amount due and payable under the notes including interest was $202,984,067, which we paid on August 21, 2007.

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

        In September 2007, we sold substantially all of the net assets of our U.K. subsidiary, Coherent Imaging Optics Limited (CIOL) subsidiary to CVI Laser (CVI) for $6.5 million, resulting in an after-tax gain on the sale of $0.7 million. In September 2007, we sold our Condensa building in Santa Clara, California for approximately $24.8 million, resulting in a capital gain of approximately $3.6 million in the fourth quarter of fiscal 2007. In September 2007, we also sold our Auburn campus in Auburn, California, for approximately $9.8 million, resulting in a capital loss of approximately $12.6 million in the fourth quarter of fiscal 2007. We have not recognized any tax benefit on the net capital loss of $9.0 million generated by the Condensa and Auburn transactions since it is not considered realizable. See Note 15.

        On December 18, 2007, we announced that the Securities and Exchange Commission ("SEC") notified us that it had denied our motion to stay the decision of The NASDAQ Stock Market LLC ("Nasdaq"), to suspend and delist our common stock. Therefore, effective at the opening of business on Wednesday, December 19, 2007, our common stock was suspended from trading on the Nasdaq Global Market, and was subsequently delisted. Following our delisting from the Nasdaq Global Market, we began trading on the Pink Sheet Electronic Quotation Service.

RESULTS OF OPERATIONS—FISCAL 2007, 2006 AND 2005

        Fiscal 2007, 2006 and 2005 all included 52 weeks.

Consolidated Summary

        The following table sets forth, for the years indicated, the percentage of total net sales represented by the line items reflected in our consolidated statement of operations:

	Fiscal
	2007	2006	2005
	(As a percentage of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.4%	56.2%	57.8%

Gross profit	41.6%	43.8%	42.2%

Operating expenses:
Research and development	12.4%	12.5%	11.1%
In-process research and development	0.4%	0.1%	0.3%
Selling, general and administrative	25.6%	22.7%	22.4%
Restructuring and other charges (recoveries)	—%	—%	—%
Acquisition related expenses	—%	1.0%	—%
Amortization of intangible assets	1.4%	1.6%	1.5%

Total operating expenses	39.8%	37.9%	35.3%

Income from operations	1.8%	5.9%	6.9%
Other income (expense):
Interest and dividend income	3.8%	2.6%	1.0%
Interest expense	(1.8)%	(0.8)%	(0.4)%
Other—net	1.0%	0.2%	0.4%

Total other income, net	3.0%	2.0%	1.0%

Income before income taxes and minority interest	4.8%	7.9%	7.9%
Provision for income taxes	2.1%	0.1%	0.5%

Income before minority interest	2.7%	7.8%	7.4%
Minority interest in subsidiaries' losses, net of taxes	—%	—%	—%

Net income	2.7%	7.8%	7.4%

        Refer to Item 6 "Selected Financial Data" for a description of significant events that impacted the results of operations for fiscal years 2007, 2006 and 2005.

Net Sales

Market Application

        The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$210,765	35.0%	$219,250	37.5%	$177,416	34.4%
OEM components and instrumentation	154,282	25.7%	131,922	22.6%	119,987	23.3%
Materials processing	95,415	15.9%	76,862	13.1%	65,765	12.7%
Scientific and government programs	120,858	20.1%	114,516	19.6%	125,113	24.2%
Graphic arts and display	19,833	3.3%	42,102	7.2%	27,971	5.4%

Total	$601,153	100.0%	$584,652	100.0%	$516,252	100.0%

        During fiscal 2007, net sales increased by $16.5 million, or 3%, compared to fiscal 2006. The increase was a result of increased sales volumes in the OEM components and instrumentation, materials processing, and scientific and government programs markets, partially offset by decreases in the graphic arts and display and microelectronics markets. The increase in the OEM components and instrumentation market of $22.4 million, or 17%, during fiscal 2007 was primarily due to higher sales for medical and bioinstrumentation applications, including $3.4 million in revenues contributed by Nuvonyx, acquired in the third quarter of fiscal 2007. Material processing revenues increased $18.6 million, or 24%, due to higher commercial laser shipments for non-metal cutting and marking applications. Scientific and government program sales increased $6.3 million, or 6%, due to higher demand for pumping, measuring and advanced research applications used by university and government research groups. Graphic arts and display sales decreased $22.3 million, or 53%, due to lower individually addressable semiconductor bar shipments for reprographics applications. Microelectronics sales decreased $8.5 million, or 4%, primarily due to lower sales in the flat panel display market and via drilling applications.

        During fiscal 2006, net sales increased by $68.4 million, or 13%, compared to fiscal 2005. The increase was a result of increased sales volumes in the microelectronics, graphic arts and display, OEM components and instrumentation and materials processing markets, partially offset by decreases in the scientific and government programs market. The increase in the microelectronics market of $41.8 million, or 24%, during fiscal 2006 was primarily due to higher sales in advanced packaging applications, including laser direct imaging and via drilling as well as higher sales in semiconductor and micro materials processing applications. Graphics arts and display market sales increased $14.1 million, or 51%, primarily due to individually addressable semiconductor bar shipments for reprographics applications. The increase in the OEM components and instrumentation market of $11.9 million, or 10%, during fiscal 2006 was due primarily to higher sales to the medical market driven by the acquisition of TuiLaser in the third quarter of fiscal 2005. Sales in the material processing market increased $11.1 million, or 17%, primarily due to higher commercial laser shipments for non-metal cutting and marking applications. Scientific and government program sales decreased $10.6 million, or 8%, due to lower demand for pumping, measuring and advanced research applications used by university and government research groups.

        In fiscal 2007, 2006 and 2005, no customers accounted for greater than 10% of net sales.

Segments

        The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Commercial Lasers and Components (CLC)	$290,017	48.2%	$272,068	46.5%	$222,349	43.1%
Specialty Laser Systems (SLS)	309,467	51.5%	311,058	53.2%	293,903	56.9%
Corporate and Other	1,669	0.3%	1,526	0.3%	—	—%

Total	$601,153	100.0%	$584,652	100.0%	$516,252	100.0%

        Net sales for fiscal 2007 increased $16.5 million, or 3%, compared to fiscal 2006, with increases of $17.9 million, or 7%, in our CLC segment and decreases of $1.6 million, or 1%, in our SLS segment. Net sales for fiscal 2006 increased $68.4 million, or 13%, compared to fiscal 2005, with increases of $49.7 million, or 22%, in our CLC segment and increases of $17.2 million, or 6%, in our SLS segment.

        The increase in our CLC segment sales from fiscal 2006 to fiscal 2007 was primarily due to increased bioinstrumentation and medical sales in the OEM components and instrumentation market, higher service revenue, higher sales for PCBA applications, semiconductor wafer inspection, marking and cutting applications and higher thermal imaging sales as well as the effect of revenues contributed by Nuvonyx, acquired in April 2007, partially offset by lower sales for reprographic applications. The increase in our CLC segment sales from fiscal 2005 to fiscal 2006 was primarily due to higher sales in the via drilling market and higher individually addressable semiconductor bar shipments for reprographic applications.

        The decrease in our SLS segment sales from fiscal 2006 to fiscal 2007 was primarily due to decreases in the microelectronics market for via drilling applications and lower flat panel display application sales partially offset by increased scientific market sales. The increase in our SLS segment sales from fiscal 2005 to fiscal 2006 was primarily due to higher sales in the medical market driven by the acquisition of TuiLaser in the third quarter of fiscal 2005 partially offset by lower shipments to the scientific market and lower bioinstrumentation application sales.

Gross Profit

Consolidated

        Our gross profit rate decreased by 2.2% to 41.6% in fiscal 2007 from 43.8% in fiscal 2006. The decrease in the gross profit rate was primarily due to less favorable product mix (2.7%) in the microelectronics market, including lower flat panel revenue as well as lower individually addressable bar ("IAB") business in the graphic arts and display market. The gross profit rate was also affected by higher warranty and installation costs (0.6%), partially offset by improved yields (1.1%) and lower stock-based compensation expense under SFAS 123(R) (0.1%).

        Our gross profit rate increased by 1.6% to 43.8% in fiscal 2006 from 42.2% in fiscal 2005. The increase in the gross profit rate was primarily due to lower other costs (2.7%) due to lower inventory charges including the effects of the fiscal 2005 charge for excess lithography inventory and more favorable product mix (1.2%) in the microelectronics market, especially advanced packaging and interconnect applications and higher IAB volumes to the graphic arts and display market, partially offset by less favorable product mix in the scientific market. The gross profit rate increase was also partially offset by unusually high salvage recovery in the semiconductor business (2.0%) in fiscal 2005 and higher stock-based compensation expense under SFAS 123(R) (0.3%).

        Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations.

Commercial Lasers and Components

        Our gross profit rate remained at 43.3% for fiscal 2007 and 2006. Less favorable product mix (1.8%) including lower IAB shipments to the graphic arts and display market as well as lower margin Nuvonyx business and higher warranty costs (1.0%) were offset by improved yields (2.4%) and lower other direct costs (0.4%) primarily due to lower inventory provisions.

        Our gross profit rate decreased by 1.0% to 43.3% in fiscal 2006 from 44.3% in fiscal 2005. The decrease in gross profit rate was primarily due to higher levels of wafer recovery related to new product specifications in fiscal 2005 (3.2%), partially offset by favorable product mix (1.7%) in the microelectronics market for advanced packaging and interconnect applications as well as higher IAB shipments to the graphic arts and display market, lower other costs (0.4%) and lower warranty and installation (0.1%).

Specialty Laser Systems

        Our gross profit rate decreased by 4.3% to 40.6% in fiscal 2007 from 44.9% in fiscal 2006. The decrease in the gross profit rate was primarily due to less favorable product mix (3.3%) in the microelectronics market, including lower flat panel revenue as well as less favorable margin in the scientific market, higher other costs (0.3%) primarily from increased freight costs and higher inventory provisions higher scrap (0.3%) and higher installation costs for custom business (0.4%) in the scientific market.

        Our gross profit rate increased by 4.3% to 44.9% in fiscal 2006 from 40.6% in fiscal 2005. The improvement is primarily due to decreased other costs (6.2%) due to lower inventory reserves resulting from fiscal 2005 inventory charges related to our exit from the lithography market, partially offset by less favorable product mix (1.0%) in the scientific market, higher rework expenses (0.8%) and warranty and installation (0.1%).

Operating Expenses

	Fiscal
	2007		2006		2005
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$74,590	12.4%	$73,051	12.5%	$57,422	11.1%
In-process research and development	2,200	0.4%	690	0.1%	1,577	0.3%
Selling, general and administrative	153,697	25.6%	132,545	22.7%	115,711	22.4%
Restructuring and other charges (recoveries)	(74)	0.0%	97	0.0%	(61)	(0.0)%
Acquisition related expenses	322	0.0%	5,857	1.0%	—	—%
Amortization of intangible assets	8,152	1.4%	9,207	1.6%	7,572	1.5%

Total operating expenses	$238,887	39.8%	$221,447	37.9%	$182,221	35.3%

Research and development

        Fiscal 2007 research and development ("R&D") expenses increased $1.5 million, or 2%, from fiscal 2006. The increase was primarily due to higher headcount related spending ($2.2 million) and higher project spending for tooling and supplies ($1.1 million), partially offset by higher net reimbursements from customers for development projects ($0.7 million), lower consulting spending for projects ($0.5 million) and $0.4 million lower stock-based compensation under SFAS 123(R). On a segment basis, CLC project spending increased $5.5 million and SLS project spending decreased $1.9 million.

        Fiscal 2006 research and development ("R&D") expenses increased $15.6 million, or 27%, from fiscal 2005. The increase was primarily due to higher project spending on supplies, tooling and headcount ($6.4 million) including spending associated with the "greening" of our products to comply with new European environmental directives, lower net reimbursements from customers ($2.4 million) for development projects, the acquisition of TuiLaser in the third quarter of fiscal 2005 ($3.0 million), $1.9 million higher stock-based compensation expense primarily due to the adoption of SFAS 123(R), the acquisition of Iolon in the first quarter of fiscal 2006 ($1.6 million) and $0.5 million higher payroll taxes primarily due to the fiscal 2005 net reversal of previous payroll tax liabilities related to stock-based compensation for which the statute had expired. On a segment basis, CLC project spending increased $11.7 million and SLS project spending decreased $1.0 million.

In-process research and development

        Fiscal 2007 in-process research and development (IPR&D) expense resulted from our acquisition of Nuvonyx in the third quarter. At the date of acquisition, we immediately charged $2.2 million to expense, representing purchased IPR&D related to two development projects that had not yet reached technological feasibility and had no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the net cash flows from such project, and discounting the net cash flows back to its present value. At the time of the acquisition, one project was expected to be commercially viable in fiscal 2008 with approximately $0.6 million of estimated expenditures to complete and the other is expected to become commercially viable in fiscal 2009 with approximately $2.5 million of estimated expenditures to complete. Fiscal 2006 IPR&D expense of $0.7 million resulted from our acquisition of Iolon in the first quarter of fiscal 2006. Fiscal 2005 IPR&D expense of $1.6 million resulted from our acquisition of TuiLaser in the third quarter of fiscal 2005.

Selling, general and administrative

        Fiscal 2007 selling, general and administrative ("SG&A") expenses increased by $21.2 million, or 16%, from fiscal 2006. The increase was primarily due to a $12.5 million loss on the sale of our Auburn campus, costs related to our internal stock option investigation and litigation ($11.7 million), higher headcount related spending ($3.2 million), $1.7 million higher information technology spending including the write-off of previously capitalized software and facilities investments, $1.4 million higher charges due to higher gains on deferred compensation plan liabilities, and $1.8 million higher legal and other spending, partially offset by $3.9 million lower stock-based compensation expense under SFAS 123(R), a gain of $3.6 million on the sale of our Condensa facility, a decrease of $2.5 million due to the fiscal 2006 accrual of costs for estimated liabilities to former Lambda Physik shareholders and $1.1 million lower Excel pre-merger integration costs. On a segment basis, CLC expenses increased $16.1 million, including the $12.5 million loss on the sale of our Auburn campus, SLS expenses increased $1.3 million and Corporate and other increased $3.7 million primarily due to costs related to our internal stock option investigation and litigation ($11.7 million) partially offset by $3.9 million lower stock-based compensation expense under SFAS 123(R) and a gain of $3.6 million on the sale of our Condensa facility.

        Fiscal 2006 SG&A expenses increased by $16.8 million, or 15%, from fiscal 2005. The increase was primarily due to $9.4 million higher stock-based compensation expense primarily due to the adoption of SFAS 123(R), accrued costs for estimated liabilities to former Lambda Physik shareholders ($2.5 million), the acquisition of TuiLaser ($2.1 million) in the third quarter of fiscal 2005, Excel pre-merger integration costs of $1.1 million, a facilities closure charge of $0.7 million, $0.8 million higher payroll taxes related to stock-based compensation primarily due to a fiscal 2005 reversal of previous payroll tax liabilities related to stock-based compensation for which the statute had expired, higher headcount-related spending ($0.6 million) and higher other spending ($0.7 million), partially offset by lower facilities and facilities repair costs ($1.1 million). On a segment basis, CLC expenses increased $8.1 million, SLS expenses decreased $3.7 million and Corporate and other increased $12.4 million primarily due to higher stock-based compensation expense primarily due to the adoption of SFAS 123(R) ($9.4 million) and estimated liabilities to former Lambda Physik shareholders ($2.5 million).

Restructuring and other charges (recoveries)

        In fiscal 2007, 2006 and 2005, restructuring, impairment and other charges were due to adjustments to the estimated contractual obligation for lease and other facility costs of a previously vacated building, net of estimated sublease income.

Acquisition related expenses

        In fiscal 2007, we wrote off remaining costs of $0.3 million related to the Excel acquisition. In fiscal 2006, we wrote off $5.9 million of Excel acquisition related costs, primarily comprised of legal and consulting fees.

Amortization of intangible assets

        Amortization of intangible assets decreased $1.1 million, or 11%, from fiscal 2006 to fiscal 2007 primarily due to lower amortization of intangibles related to our fiscal 2005 TuiLaser acquisition, partially offset by amortization of intangibles related to our April 2007 Nuvonyx acquisition.

        Amortization of intangible assets increased $1.6 million, or 22%, from fiscal 2005 to fiscal 2006 primarily due to the amortization of intangibles related to our TuiLaser acquisition.

Other income (expense)

        Other income, net, increased $6.3 million from fiscal 2006 to fiscal 2007. The increase was primarily due to higher interest income ($8.0 million) as a result of higher average cash, cash equivalents and short-term investments balances and higher returns, higher foreign exchange net gains ($2.8 million), $1.3 million higher investment gains, net of expenses, associated with our deferred compensation plans, and a $1.0 million gain on our sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007 partially offset by higher interest expense ($6.4 million) due to the interest on the convertible subordinated notes.

        Other income, net, increased $6.0 million from fiscal 2005 to fiscal 2006. The increase was primarily due to higher interest income ($10.1 million) as a result of higher returns and higher cash balances and lower losses from Lambda Physik's investment in a joint venture ($1.6 million) partially offset by higher interest expense ($2.5 million) primarily due to the interest on the convertible subordinated notes due to principal payments made on our Star notes, higher foreign currency exchange net losses ($1.6 million), the fiscal 2005 gain on Lambda Physik's sale of a joint venture ($1.1 million) and lower investment gains, net of expenses, associated with our deferred compensation plans ($0.4 million).

Income taxes

        The effective tax rate on net income (before minority interest) for fiscal 2007 of 44.9% was higher than the statutory rate of 35.0%. This was primarily due to permanent differences related to deemed dividend inclusions under the Subpart F rules, an increase in valuation allowance against certain capital loss carryforwards and the non-deductibility of IPR&D expense related to the Nuvonyx acquisition, partially offset by the benefit of foreign tax credits and research and development tax credits.

        The effective tax rate on net income (before minority interest) for fiscal 2006 of 1.7% was lower than the statutory rate of 35.0%. This was primarily due to a net benefit of $15.4 million, which included the effects of consolidation of our entities in Japan and Germany and R&D tax credits. In the first quarter of fiscal 2006, our German subsidiary, Lambda Physik GmbH, sold its wholly owned Japanese subsidiary, Lambda Physik Co., Ltd, to Coherent Japan, Inc., and we completed the merger of these Japanese entities. As a result of the sale and merger of the Japanese entities, the income of Lambda Physik Co., Ltd and a portion of the income of Lambda Physik GmbH that were previously treated as permanently reinvested were deemed distributed to the United States and the income and associated tax credits of the entities were reported for U.S. tax purposes.

        The effective tax rate on net income (before minority interest) for fiscal 2005 of 6.8% was lower than the statutory rate of 35.0%. This was primarily due to a benefit of $11.6 million, which included the reversal of deferred tax valuation allowances at Lambda Physik, benefits from increased use of export tax incentives and R&D tax credits and federal tax law changes enacted in the first quarter of fiscal 2005, partially offset by the non-deductibility of in-process R&D related to the TuiLaser acquisition.

Stock-Based Compensation

        Effective October 2, 2005, we adopted the fair value recognition provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for fiscal 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the fair value at the grant date estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005 was based on the fair value at the grant date estimated in accordance with the provisions of SFAS 123(R).

        Total pretax compensation cost for our option and ESPP plans in 2007 was $7.4 million and $1.3 million, respectively. Total pretax compensation cost for our option and ESPP plans in 2006 was $10.5 million and $1.4 million, respectively. Total pretax compensation cost for our restricted stock plan and performance restricted stock plan in 2007 was $1.8 million and ($0.1) million, respectively. Total pretax compensation cost for our restricted stock plan and performance restricted stock plans in 2006 was $1.3 million and $0.8 million, respectively. During fiscal 2007, $1.3 million for all stock awards was capitalized into inventory, $1.6 million was amortized into cost of sales and $0.2 million remained in inventory at September 29, 2007. During fiscal 2006, $1.5 million for all stock plans was capitalized into inventory, of which $1.1 million was amortized to cost of sales and $0.4 million remained in inventory at September 30, 2006. Stock based compensation expense included in net income in fiscal 2005 included APB 25 expense for options and restricted stock awards. The pre-tax stock based compensation expense in 2005 was $1.6 million. At September 29, 2007, the total compensation cost related to unvested stock-based awards granted to employees under our stock option plans but not yet recognized was approximately $4.1 million, net of estimated forfeitures of $0.3 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.0 years and will be adjusted for subsequent changes in estimated forfeitures. At September 29, 2007, there was no unrecognized compensation cost related to options to purchase common shares under the ESPP. We had 261,315 shares of restricted stock outstanding at fiscal 2007 year-end, 299,044 shares of restricted stock outstanding at fiscal 2006 year-end and 96,150 shares of restricted stock outstanding at fiscal 2005 year-end.

Minority interest in subsidiaries earnings (losses)

        Minority interest in subsidiaries losses was $0.2 million in fiscal 2005. In fiscal 2005, minority interest in subsidiaries losses related to our Lambda Physik subsidiary, which we completed the purchase of in the second quarter of fiscal 2005.

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

	Fiscal
	2007	2006	2005
Net cash provided by operating activities	$66,619	$78,782	$92,755
Sales of shares under employee stock plans	3,783	24,260	15,286
Net proceeds from convertible subordinated notes	—	194,388	—
Repurchase of common stock	—	(22,250)	—
Capital expenditures	(21,693)	(17,225)	(17,809)
Acquisition of businesses, net of cash acquired	(14,228)	(5,942)	(37,979)
Net payments on debt borrowings	(200,209)	(11,511)	(15,231)

        Net cash provided by operating activities decreased by $12.2 million in fiscal 2007 compared to fiscal 2006 and decreased by $14.0 million in fiscal 2006 compared to fiscal 2005. The decrease in cash provided by operating activities in fiscal 2007 was primarily due to lower net income and lower cash flows from accounts payable, inventories and prepaid expenses, partially offset by higher cash flows from the retirement of fixed assets, and higher cash flows from deferred taxes. The decrease in cash provided by operating activities in fiscal 2006 was primarily due to lower cash flows from accounts receivable resulting from sales growth, partially offset by higher cash flows from operating income, higher other current liabilities and higher accounts payable. We believe that cash provided by operating activities will be adequate to cover our working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

        Additional sources of cash available to us were a multi-currency line of credit and bank credit facilities totaling $11.4 million as of September 29, 2007, of which $11.3 million was unused and available. These credit facilities are concentrated in Europe and Japan.

        Our ratio of current assets to current liabilities was 5.2:1 at September 29, 2007, compared to 6.0:1 at September 30, 2006. The decrease in our ratio is primarily due to the decrease in cash and cash equivalents and short-term investments due to the repayment of our convertible subordinated notes and decreases in accounts receivable, partially offset by increases in prepaid expenses and other assets and inventories. Our cash position, short-term investments, working capital and debt obligations are as follows (in thousands):

	Fiscal
	2007	2006
Cash and cash equivalents	$315,927	$445,231
Short-term investments	45,896	48,767
Restricted cash, current	2,460	—
Restricted cash, non-current	—	3,709
Working capital	536,833	630,817
Total debt obligations	30	1,284
Convertible subordinated notes	—	199,747

Debt Obligations and Restricted Cash, Cash Equivalents and Short-term Investments

        On March 10, 2006 we issued $200.0 million of 2.75% convertible subordinated notes due March 2011. The notes were unsecured and subordinate to all existing and future senior debt. The maturity date for the notes was March 1, 2011, unless earlier redeemed or converted. Interest on the notes was payable in cash semi-annually in arrears on March 1 and September 1 of each year.

        On December 15, 2006, we received a letter from U.S. Bank National Association ("the trustee") for the holders of the outstanding principal amount of 2.75% convertible subordinated notes due 2011 stating that we had violated certain provisions in the Indenture dated March 13, 2006 (the "Indenture") as a result of our failure to file our annual report for fiscal 2006 with the SEC. The Indenture provided that such a default could be cured by making that filing with the SEC within 60 days after the receipt by us of the notice of default. The Indenture also provided that such a default, if not cured by that date, would give certain holders and the trustee the right to accelerate the maturity of the notes. We did not cure the default within 60 days after the receipt by us of the notice of default. On August 17, 2007, as amended by an addendum delivered on August 20, 2007, we received a letter from the trustee under the Indenture declaring the principal amount and accrued and unpaid interest, plus additional interest under the notes, to be immediately due and payable pursuant to the Indenture due to our failure to file reports required to be filed with the SEC and delivered to the trustee under the Indenture and Sections 13 and 15(d) of the Exchange Act. The aggregate amount due and payable under the notes including interest was $202,984,067, which we paid on August 21, 2007.

        As part of our tender offer to purchase the remaining outstanding shares of Lambda Physik, we were required by local regulations to have funds available for the offer in an account located in Germany. As of September 29, 2007, we had $2.5 million restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik, which are included in current restricted cash on our consolidated balance sheets. As of September 30, 2006, we had $2.5 million restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik, which are included in non-current restricted cash, cash equivalents and short-term investments on our consolidated balance sheets. At September 30, 2006, we also had $1.2 million in non-current restricted cash related to outstanding long-term debt at a subsidiary.

Contractual Obligations and Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements as defined by Regulation S-K of the Securities Act of 1933. The following summarizes our contractual obligations at September 29, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt payments	$30	$9	$21	$—	$—
Operating lease payments	28,349	8,772	9,716	5,274	4,587
Obligations under SFAS 143	1,256	—	534	—	722
Purchase commitments with suppliers	17,452	16,997	455	—	—
Purchase obligations	5,124	3,361	1,763	—	—

Total	$52,211	$29,139	$12,489	$5,274	$5,309

        Because of the uncertainty as to the timing of such payments, we have excluded cash payments related to our contractual obligations for our deferred compensation plans aggregating $31.3 million at September 29, 2007.

Changes in financial condition

        Cash provided by operating activities in fiscal 2007 was $66.6 million, which included depreciation and amortization of $34.0 million, net income of $16.0 million, loss on asset retirements of $10.7 million, stock-based compensation expense of $9.9 million, amortization of bond issue costs of $5.1 million, IPR&D expense of $2.2 million, decreases in net deferred tax assets of $2.0 million and other items aggregating $0.9 million, partially offset by cash used by operating assets and liabilities of $12.2 million and $2.0 million non-cash impact from the sale of CIOL.

        Cash used by investing activities in fiscal 2007 of $11.2 million included $21.7 million used to acquire property and equipment, invest in information technology and improve buildings, $14.2 million used for acquisitions and $2.8 million premiums paid on life insurance in our deferred compensation plan, partially offset by $24.6 million proceeds from dispositions of property and equipment and $2.9 million, net, proceeds from available-for-sale securities.

        Cash used by financing activities in fiscal 2007 of $197.9 million included the repayment of our $200.0 million convertible subordinated notes, a decrease in cash overdraft of $1.9 million and other net uses of $0.1 million, partially offset by $3.8 million generated from our employee stock option and stock purchase plans and $0.3 million from the collection of notes receivable.

        Changes in exchange rates in fiscal 2007 provided $13.2 million, primarily due to the strengthening of the Euro and the Japanese Yen in relation to the U.S. Dollar.

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

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the Company's fiscal year end. SFAS 158 was effective as of the end of our fiscal year ending September 29, 2007, except for the measurement date provision, which is effective for our fiscal year ending October 3, 2009. The adoption of SFAS 158 did not have a material impact on our consolidated financial position and results of operations.

        In September 2006, the SEC issued Staff Accounting Bulletin SAB 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108") addressing how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC Staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 also describes the circumstances where it would be appropriate for a registrant to record a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial as well as the required disclosures to investors. SAB 108 was effective for us for fiscal 2007. The adoption of SAB 108 did not have a material impact on our consolidated financial position and results of operations.

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

        Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Failure to obtain anticipated orders due to delays or cancellations of orders could have a material adverse effect on our revenue. In addition, pressures from customers to reduce our prices or to modify our existing sales terms may have a material adverse effect on our revenue in future periods.

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

        At September 29, 2007, we had $118.9 million of goodwill and purchased intangible assets on our consolidated balance sheet. At September 29, 2007, we had $104.3 million of property and equipment on our consolidated balance sheet. We performed our annual impairment testing as of the end of the third quarter of fiscal 2007 and noted no impairment. As no impairment indicators were present during the fourth quarter of fiscal 2007, we believe these values remain recoverable.

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

Stock-Based Compensation

        As discussed in our Annual Report on Form 10-K for the year ended September 30, 2006, a special committee of the Board of Directors, together with its independent counsel, conducted an internal investigation of our historical practices related to stock option grants to officers, directors and employees, and related matters, and concluded that, among other things, the recorded grant date for certain option grants made during the period from January 1, 1995 to September 30, 2006 (the "Relevant Period") should not be relied upon, resulting in our recognizing additional stock-based compensation expense with respect to certain of these grants. Although we determined that the measurement dates for certain stock option grants differed from the recorded grant dates for such grants, in some instances we were only able to locate sufficient evidence to identify the measurement date described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known, within a range of possible dates. As a result, we developed methodologies to establish the revised measurement date.

        Using these methodologies, we recorded an aggregate pre-tax charge for stock-based compensation related adjustments of $25.2 million ($21.8 million after tax) for the period from fiscal year 1995 through the first three quarters of fiscal 2006. The initial intrinsic value related to option awards during the Relevant Period that were remeasured pursuant to our methodologies totaled $31.4 million. The intrinsic value differs from the pre-tax charge primarily due to the impact of forfeitures, including the impact of forfeitures related to the disposition of our former Medical segment in fiscal 2001. The selection by us of the methodologies to determine the measurement dates of historical stock option grants during the Relevant Period involved judgment and careful evaluation of all relevant facts and circumstances for each historical grant.

        We believe we have used the most appropriate methodologies. However, it is possible that the actual measurement date could have occurred within a range of possible dates for certain grants. Accordingly, we also conducted a sensitivity analysis to assess how the intrinsic value would have changed under an alternative methodology for determining measurement dates. For all grant types for which a new measurement date was required, we determined a "no later than date" representing the date following the revised measurement date at which there was certainty that both the price and the number of shares would have been determined. This "no later than date" was based on the last date a record was added to our stock option database application, the date the Form 3 or Form 4 was filed with the SEC or the date the grant was approved as a consent item as evidenced in minutes of a Board of Directors meeting, as applicable for the respective grant pools. Based on the range of closing prices of our common stock occurring between the revised measurement date and the no later than date, the aggregate initial intrinsic value of $31.4 million would have decreased by $9.0 million if we had used the lowest price during such period and would have increased by $40.5 million if we had used the highest price during such period. Because of the significant volatility in our stock price during fiscal 2000 along with the rest of the telecommunications industry, $3.9 million of the decrease and $27.8 million of the increase relate to options that were granted in fiscal 2000. For grants that were remeasured, the potential stock-based compensation charge for fiscal 2007, 2006 or 2005 would not have been significantly different had we used the high or low stock price as described above.

        Prior to October 2, 2005, our stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective October 2, 2005, we adopted the fair value recognition provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for the years ended September 29, 2007 and September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 1, 2005, as well as grants in fiscal 2007 and 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures.

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

        During fiscal 2007, we increased our valuation allowance on deferred tax assets to $24.1 million, primarily due to the carryforward of additional capital losses from the disposal of our Auburn facility in California. During fiscal 2006, our valuation allowance on deferred tax assets remained at $21.2 million. During fiscal 2005, we recorded a tax benefit of $9.6 million due to a decrease in the valuation allowance on deferred tax assets at our Lambda Physik subsidiary in Germany. In making the determination to record the valuation allowance, management considered the likelihood of future taxable income and feasible and prudent tax planning strategies to realize deferred tax assets. In the future, if we determine that we expect to realize more or less of the deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made.

        Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $57.0 million at fiscal 2007 year-end. In addition to federal income taxes (which are not practicably determinable), withholding taxes of approximately $2.4 million would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

        We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

        A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at fiscal 2007 year-end, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

        At fiscal 2007 year-end, the fair value of our available-for-sale debt securities was $45.9 million, all of which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were $139,000 and ($19,000), respectively, at fiscal 2007 year-end. At fiscal 2006 year-end, the fair value of our available-for-sale debt securities was $48.8 million, all of which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were $427,000 and ($150,000), respectively, at fiscal 2006 year-end.

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

        A hypothetical 10% appreciation of the forward adjusted U.S. dollar to September 29, 2007 market rates would increase the unrealized value of our forward contracts by $2.2 million. Conversely, a hypothetical 10% depreciation of the forward adjusted U.S. dollar to September 29, 2007 market rates would decrease the unrealized value of our forward contracts by $2.3 million.

        The following table provides information about our foreign exchange forward contracts at September 29, 2007. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at September 29, 2007 rates.

        Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Fair Value Hedges:
Euro	1.2312	$(19,822)	$(22,911)
British Pound Sterling	2.0107	$4,423	$4,477
Japanese Yen	117.8033	$2,520	$2,527
Korean Won	925.7891	$1,869	$1,899

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures

        We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report ("Evaluation Date"). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective for the purpose for which they were designed as of September 29, 2007. Additionally, we have concluded that our remediation efforts have effectively addressed our previously disclosed material weakness related to our process for determining appropriate accounting and review of tax transactions. As such, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America ("GAAP").

Management's Report on Internal Control Over Financial Reporting

        Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company.

        Management assessed the effectiveness of our internal control over financial reporting as of September 29, 2007, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on the assessment by management, we determined that our internal control over financial reporting was effective as of September 29, 2007, as described above. Management's assessment of the effectiveness of our internal control over financial reporting as of September 29, 2007 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears below.

Inherent Limitations Over Internal Controls

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

Management, including the Company's CEO and CFO, does not expect that the Company's internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

        During the quarter ended September 29, 2007, the company made staffing changes in the leadership of the tax department. There were no other changes in our internal control over financial reporting that occurred during the period that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coherent, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Coherent, Inc. and its subsidiaries (collectively, the "Company") maintained effective internal control over financial reporting as of September 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of September 29, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of September 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 29, 2007, of the Company and our report dated February 5, 2008, expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph relating to the adoption of an accounting principle.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 5, 2008

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Business Conduct Policy

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

Members of the Board of Directors

        The table below shows the members of our Board of Directors as of December 31, 2007. Aside from Dr. Ambroseo, the Board has determined that all members of our Board are independent under the marketplace rules of the Nasdaq Stock Market.

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

(4)
Member of the Special Committee.

(5)
Member of the Special Litigation Committee.

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

        During fiscal 2007, two other individuals served on our Board:

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

Executive Officers

        The name, age, position and a brief account of the business experience of our Chief Executive Officer and each of our other executive officers as of December 31, 2007 are set forth below:

Name	Age	Office Held
John R. Ambroseo, PhD	46	President and Chief Executive Officer
Helene Simonet	55	Executive Vice President and Chief Financial Officer
Luis Spinelli	60	Executive Vice President and Chief Technology Officer
Ronald A. Victor	63	Executive Vice President, Human Resources
Bret M. DiMarco	39	Executive Vice President, General Counsel and Corporate Secretary

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

        Luis Spinelli.    Mr. Spinelli has served as our Executive Vice President and Chief Technology Officer since February 2004. Mr. Spinelli joined the Company in May 1985 and has since held various engineering and managerial positions, including Vice President, Advanced Research from April 2000 to September 2002 and Vice President, Corporate Research from September 2002 to February 2004. Mr. Spinelli has led the Advanced Research Unit from its inception in 1998, whose charter is to identify and evaluate new and emerging technologies of interest for us across a range of disciplines in the laser field. Mr. Spinelli holds a degree in Electrical Engineering from the University of Buenos Aires, Argentina with post-graduate work at the Massachusetts Institute of Technology.

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

        Bret M. DiMarco.    Mr. DiMarco has served as our Executive Vice President and General Counsel since June 2006 and our Corporate Secretary since February 2007. From February 2003 until May 2006, Mr. DiMarco was a member and from October 1995 until January 2003 was an associate at Wilson Sonsini Goodrich & Rosati, P.C., a law firm. Mr. DiMarco received a Bachelor degree from the University of California at Irvine and a Juris Doctorate degree from the Law Center at the University of Southern California. He is also an adjunct professor of law at the University of California Hastings College of the Law, teaching corporate law and mergers & acquisitions.

        During fiscal 2007, one additional individual served as an executive officer:

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

Audit Committee and Audit Committee Financial Expert

        The Audit Committee of the Board of Directors, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, currently consists of Mr. Cantoni, Dr. Rogerson and Mr. Tomlinson (Chairman). Each member of the Audit Committee is "independent" for purposes of the rules of both the Nasdaq Stock Market and the SEC as they apply to audit committee members. The Board of Directors has determined that Messrs. Cantoni and Tomlinson and Dr. Rogerson are "audit committee financial experts" as that term is defined in Item 401(h) of Regulation S-K of the Securities Act of 1933, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

        Based solely on review of the forms furnished to us, we believe that all filing requirements applicable to the executive officers and directors were complied with during Fiscal 2007.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

  Our Executive Compensation Philosophy

        Our executive compensation programs are designed to provide strong alignment between executive pay and performance and to focus executives on making policies and decisions that enhance Coherent's shareholder value over time. Accordingly, our objectives are to:

  •
  Ensure that the executive team has clear goals and accountability with respect to our financial performance;

  •
  Attract, motivate and retain talented executives who are responsible for the success of our company by maintaining a total compensation program that is competitive to the prevailing practices in our industry;

  •
  Provide market levels of pay for meeting target performance expectations, with above market pay for performance above target and below market pay for performance below targets;

  •
  Benchmark pay practices including and beyond the photonics industry to recognize that we face competitors ranging from smaller to larger enterprises in the broader high technology market; and

  •
  Prudently utilize discretion to make awards that differ from the defined pay structure, as warranted, to recognize exceptional circumstances and performance.

        Throughout Part III of this Annual Report on Form 10-K, our chief executive officer and chief financial officer during fiscal 2007, as well as the other individuals who are current employees included in the Fiscal 2007 Summary Compensation Table under this Item II, are referred to as the "Named Executive Officers."

  Role and Authority of Our Compensation and H.R. Committee

        During fiscal 2007, the Compensation and H.R. Committee of the Board of Directors consisted of Messrs. Hart (Chair) and Vij and Dr. Rogerson. Each of these individuals qualifies as (i) an "independent director" under the requirements of The NASDAQ Stock Market, (ii) a "non-employee director" under Rule 16b-3 of the Securities Exchange Act of 1934 (the "1934 Act"), (iii) an "outside director" under Section 162(m) of the Code and (iv) an "independent outside director" as that term is defined by RiskMetrics Group, formerly Institutional Shareholder Services.

        The Compensation and H.R. Committee is responsible for ensuring that our executive compensation programs are effectively designed, implemented and administered. In particular, the committee reviews the corporate goals and objectives and approves the compensation for our Named Executive Officers. The compensation includes base salary and incentive non-equity and equity compensation as well as executive benefits and perquisites. Additionally, the committee reviews annually the compensation philosophy and structure for our non-executive employees. The committee has sole authority delegated to it by the Board to make equity grants to our Named Executive Officers.

        Our Compensation and H.R. Committee has adopted a charter, a copy of which may be found on our website at "www.coherent.com"—"Company"—"Corporate Governance."

        The committee may meet with or without management present, at its discretion. The committee regularly conducts an executive session without management present. The objective of these sessions is to enable the committee to discuss compensation issues without those who will be affected by the decisions in attendance.

  Role of Executive Officers in Compensation Decisions

        The Compensation and H.R. Committee regularly meets with Dr. Ambroseo, our chief executive officer, to obtain recommendations with respect to the compensation programs, practices and packages for our Named Executive Officers. Additionally, Ms. Simonet, our chief financial officer, Mr. Victor, our executive vice president of human resources, and Mr. DiMarco, our general counsel are regularly invited to meetings of the committee or otherwise asked to assist the committee. Such assistance includes, providing financial information and analysis for the committee and its compensation consultants, taking minutes of the meeting or providing legal advice, the development of compensation proposals for consideration, and providing insights regarding our employees (executive and otherwise). Named Executive Officers will attend portions of committee meetings when requested, but will leave the meetings as appropriate when matters which will potentially affect them personally are discussed. From time to time, outside legal counsel will attend committee meetings. The Compensation and H.R. Committee makes decisions regarding Dr. Ambroseo's compensation without him present.

  Role of Compensation Consultants

        In fiscal 2007, the Compensation and H.R. Committee engaged two separate compensation consultants: Aon Consulting ("Aon"), the committee's consultant from 2004 through August, 2007 and after interviewing several consulting firms, RAF Advisors, LLP ("RAF") beginning in August, 2007. RAF changed its name to Farient Advisors in early calendar 2008 and is referred to as "Farient" herein. Review of executive compensation during fiscal 2007 generally was deferred by the committee due to the Company's internal historical stock option review. The committee believed that fiscal 2007 was an appropriate time to review and interview a number of compensation consultants. Since the compensation decisions during fiscal 2007 were delayed, Aon provided from time to time, input on the committee's work, as requested and, specifically, provide recommendations for the adoption of the 2007 VCP discussed below during the fourth quarter of fiscal 2006.

        Farient was retained to conduct a comprehensive review and analysis of our executive compensation program and to make recommendations for fiscal 2008 compensation. This review and analysis was requested by the Committee, with instructions to be as comprehensive as possible and to reevaluate each component of compensation. Farient serves at the discretion of the committee and does no other work for the Company other than that authorized by the committee. The committee believes that it is critical for the compensation consultant to meet with management, especially our chief executive officer for input on other executives, for perspective on the impact of compensation recommendations.

        Additional to the committee's retained consultant, Coherent participates in and maintains a subscription to the Radford Executive Compensation Survey to provide benchmark data and overall practices report to assist the Company with regards to employees generally and such data includes executive compensation data. Such data is from time to time presented to the committee at its request.

        The Board of Directors also determined that it would prefer a separate consultant for consideration of Board-related compensation to avoid any perceived conflict of interest for the committee's advisor, Farient. Following this determination, the Board directed Mr. DiMarco, our general counsel, to interview and retain a separate compensation consultant to provide a comprehensive review on compensation for membership on the Board and its committees and to make recommendations from time to time to the Board with regards to such compensation matters. Mr. DiMarco, on behalf, and at the direction, of the Board, retained Compensia, Inc. ("Compensia"). Following a recommendation from Compensia, the Board determined the compensation to be paid for service on special committees, including the Special Committee and the Special Litigation Committee. The Board did not otherwise make determinations on Board compensation during fiscal 2007. The

Board has asked Compensia to continue reviewing such compensation and to make further recommendations during fiscal 2008.

  Note on Voluntary Stock Option Review

        During fiscal 2007, the Special Committee conducted a voluntary review of Coherent's historical stock option granting practices and related issues. As a result of this review, compensation decisions during 2007 were unusual in several respects, including:

  •
  The review and adjustment to salaries for Named Executive Officers during 2007 was deferred until after the investigation was completed; and

  •
  During the review, Coherent was not current in its filings with the SEC and, thus, was unable to issue restricted stock and refrained from granting options to its Named Executive officers during fiscal 2007.

        For a further discussion of this review, please refer to Note 12. "Employee Stock Option and Benefit Plans" of the Notes Consolidated Financial Statements.

  Pay Positioning Strategy and Benchmarking of Compensation

        Coherent strives to position the midpoint of its target compensation ranges near the 50th percentile of its peers, resulting in targeted total compensation that is competitive within our labor market for performance that meets the objectives established by the committee. An individual's actual salary, non-equity incentive compensation opportunity and equity compensation may fall below or above the target position based on the individual's experience, seniority, skills, knowledge, performance and contributions. These factors are weighed individually by the Committee in its judgment, and no one factor takes precedence over others nor is any formula used in making these decisions. The chief executive officer's review of the performance of his direct reports is carefully considered by the Committee in making individual pay decisions. Actual pay will be higher or lower than the targeted amounts for each individual based primarily on Company performance.

        In analyzing our executive compensation program relative to this target market positioning, the committee utilizes a comparative analysis of the compensation of our executive officers measured against a group of peer companies selected with the assistance of Aon and management. For fiscal 2008, Farient recommended that the committee approve modifications to the group of peer companies for conducting compensation analyses to better reflect the Company's size, strategy and business. For fiscal 2007, the peer companies were Adaptec Inc., Altera Corporation, Cirrus Logic, Cymer Inc., Cypress Semiconductor, Integrated Device Technology, JDS Uniphase, Lam Research, Linear Technology, Newport Corporation, Novellus Systems, Plantronics Inc., PMC-Sierra, Inc., Trimble Navigation Limited and Varian, Inc.

        The committee is committed to reviewing and updating, if necessary, the peer group annually to ensure that the comparisons are meaningful. Several factors are considered in selecting the peer group, the most important of which are:

  •
  Industry (primarily companies in the Electronic Equipment and Semiconductor sub-industry classifications defined by the Global Industry Classification Standard (GICS) system);

  •
  Revenue level (as a proxy for complexity). (The committee's focus is companies with between $200 million and $2 billion in revenues); and

  •
  Geographic location (primarily Bay Area and technology markets)

        The committee's perspective is that companies that meet these criteria are the most likely competitors for executive talent in our labor markets.

        For fiscal 2008, Farient recommended that the committee approve modifications to the group of peer companies for conducting compensation analyses based on the factors above to better reflect the Company's size, strategy and business. Following these recommendations, the committee removed Varian, Inc. and added Axcelis Technologies Inc. and FEI Company to the peer group for fiscal 2008.

  Components of Compensation

        The principal components of Coherent's executive officer compensation during fiscal 2007 included:

  •
  Base salary;

  •
  Variable non-equity incentive payments;

  •
  Long-term equity-based incentive awards;

  •
  Change of control protection;

  •
  Retirement savings benefits provided under a 401(k) plan and under a deferred compensation plan; and

  •
  Executive perquisites and benefit programs generally available to other employees.

        These components were selected because the committee believes that a combination of salary, incentive pay, benefits and perquisites is necessary to help us attract and retain the executive talent on which Coherent's success depends. The variable components are structured to allow the committee to reward performance throughout the fiscal year and to provide an incentive for executives to appropriately balance their focus on short-term and long-term strategic goals. The fixed components, including salary, benefits and perquisites, are structured to provide a minimum level of security for our executives relative to their day-to-day spending needs and long-term needs for income. The committee believes that, when taken together, these components are effective in achieving the objectives of our compensation program and philosophy and are reasonable relative to our strategy of managing total compensation near the 50th percentile of market practices.

        The committee annually reviews the entire compensation program with the assistance of its compensation consultant (which was Aon for most of fiscal 2007 and Farient at the end of fiscal 2007 and for fiscal 2008). However, the Compensation and H.R. Committee may at any time review one or more components as necessary or appropriate to ensure such components remain competitive and appropriately designed to reward performance. In setting compensation levels for a particular Named Executive Officer, the committee considers both individual (as described above) and corporate factors.

        As noted herein, the committee did not make any equity grants to the Named Executive Officers during fiscal 2007 as a result of the historical equity grant review. However, equity grants from prior years were still outstanding during fiscal 2007 and therefore were part of the package affecting executive reward opportunities as discussed herein. For example, in November 2006, the previously granted tranche of performance-based restricted stock did not vest due to the Company's financial performance in fiscal 2006.

  Base Salary and Variable Non-Equity Incentive Compensation

  Base Salary

        Coherent provides base salary to its Named Executive Officers and other employees to compensate them for services rendered on a day-to-day basis during the fiscal year. The Compensation and H.R. Committee reviewed information provided by its compensation consultant and, upon request, from the Radford Executive Compensation Survey and peer companies' proxy filings with respect to similarly situated individuals at the peer companies to assist it in determining base salary for each Named

Executive Officer. In addition, the committee considers each individual's experience, skills, knowledge and responsibility. In reviewing each Named Executive Officer other than the chief executive officer, the committee also considers such individual's performance review provided by the chief executive officer. With respect to the chief executive officer, the committee additionally considers the performance of Coherent as a whole.

        Due to Coherent's voluntary internal review of its historical equity grants, the Compensation and H.R. Committee determined not to consider changes to the compensation of the Named Executive Officers until that review was completed. Accordingly, in the fourth quarter of fiscal 2007, following the announcement of the completion of the Special Committee's internal review, the Compensation and H.R. Committee asked Farient to review executive officer compensation. Farient noted that Mr. DiMarco's base salary was below the 50th percentile of the peer group and recommended to the committee that it increase his annual base salary from $250,000 to $300,000, which put his base salary slightly below the 50th percentile, but brought his overall direct cash component (including non-equity incentive-based compensation) to approximately the 50th percentile. The Compensation and H.R. Committee approved that recommendation and such salary increase was affected in the first quarter of fiscal 2008.

  Variable Non-Equity Incentive Compensation

        To focus each executive officer on the importance of the performance of Coherent, a substantial portion of the individual's potential short-term compensation is in the form of variable incentive pay that is tied to achievement of goals established by the Compensation and H.R. Committee. In fiscal 2007, Coherent maintained two specific incentive cash programs under which executive officers were eligible to receive bonuses: 2007 Variable Compensation Plan ("2007 VCP") and Productivity Incentive Plan ("PIP"). In the first quarter of fiscal 2008, the Compensation and H.R. Committee of the Board of Directors approved an amendment to PIP that removed executive officers (including the Named Executive Officers) from being eligible participants for awards thereunder. Going forward, the committee felt that PIP was not a material part of compensation for the Named Executive Officers and that it would be administratively more effective to have the variable non-equity incentive compensation for Named Executive Officers under a single plan.

  2007 VCP

        The 2007 VCP was designed to promote the growth and profitability of Coherent. It provides incentive compensation opportunity in line with targeted market rates to our Named Executive Officers who are critical to the successful development and attainment of the Company's business objectives. Under the 2007 VCP, participants were eligible to receive quarterly bonuses if specific performance goals set by the committee at the beginning of the year are achieved. The Compensation and H.R. Committee established these goals when it adopted the 2007 VCP during the fourth quarter of Fiscal 2006. In setting the performance goals, the Compensation and H.R. Committee assesses the anticipated difficulty and relevant importance to the success of Coherent of achieving the performance goals.

        The actual awards (if any) payable for any each quarter varied depending on the extent to which actual performance meets, exceeds or falls short of the goals approved by the committee. The 2007 VCP established goals tied to varying levels of achievement by Coherent for quarterly revenue and pre-tax profits. When determining achievement to goals, the committee excludes items, including but not limited to, for example, the fiscal impact of stock option expensing under FASB 123 (R), stock investigation costs, impairment or restructuring charges, and the impact of significant acquisitions. The amount each participant may receive can fluctuate between 0% and 150% of the targeted amount for each quarter. If Coherent fails to meet at least 90% of the goal for each of the targets for a particular quarter, the participant would not receive any bonus for that particular quarter. As noted above, the committee set these performance goals to focus the management team on increasing the performance of the Company through increasing quarterly revenue and pretax profits. The committee and its advisor, Aon, chose to focus on revenue growth and pretax profits so that the executive management was incentivized to deliver the type of growth which benefits the shareholders, namely increasing sales and profitability. The specific goals used to determine VCP awards in each quarter include detailed information on the Company's cost structure and business plans and are therefore deemed confidential business information, the disclosure of which could result in competitive harm. The committee believes that the goals are reasonably difficult to achieve, as demonstrated by the fact that the Company did not achieve all of the targets set by the committee for fiscal 2007, resulting in a payout less than the targeted amount.

        The table below describes for each Named Executive Officer (i) the target percentage of base salary, (ii) the potential award range as a percentage of base salary, and (iii) the actual award earned for fiscal 2007.

Named Executive Officer	Target Percentage of Base Salary	Payout Percentage Range of Base Salary	Actual Award		Actual Award Percentage of Base Salary
John R. Ambroseo	100%	0-150%	$348,303		64%
Helene Simonet	70%	0-150%	$156,510		44%
Luis Spinelli	50%	0-150%	$79,684		32%
Ron Victor	50%	0-150%	$76,290		32%
Bret DiMarco	50%	0-150%	$131,302	(*)	53	%(*)
Former Employee
Paul Meissner	50%	0-150%	$69,811		25%

(*)
Mr. DiMarco received a minimum of one hundred percent of his target bonus percentage for the first full four quarters of his employment as part of his employment terms.

        For fiscal 2008, the Compensation and H.R. Committee chose bonus target percentages of base salary that are the same as shown in the table immediately above as the committee believes these percentages remain consistent with market practices among the peers. Additionally, in approving the 2008 Variable Compensation Plan in the first quarter of Fiscal 2008, the committee, upon recommendation of Farient, determined the amount each participant may receive can fluctuate between 0 and 200% of the targeted amount. If Coherent fails to meet at least 80% of the goal for each of the targets for a particular quarter under the 2008 Variable Compensation Plan, the participant will not receive any bonus for that particular quarter. The committee determined to increase the cap from 150% to 200% and to decrease the achievement threshold from 90% to 80% to reflect the volatile nature of quarterly performance results in technology companies and to be consistent with peer pay practices. Based on a review of past performance goals and the goals for fiscal 2008, the committee believes that the performance goals established for fiscal 2008 are difficult to achieve.

  PIP

        The PIP is designed to encourage and reward the efforts of employees in support of Coherent's business objectives by providing a share in Coherent's profitability. During fiscal 2007, PIP was structured so that at the end of each quarter in which the Company makes a pre-tax net profit, part of the profit is distributed to employees based on the plan calculation. The PIP calculation is 50% of the Company quarterly pre-tax profit percentage multiplied by the quarterly base earnings of participating employees. The award is capped at 5% of quarterly base salary and there is no targeted amount. In fiscal 2007, the Named Executive Officer received the following amounts pursuant to PIP awards: Dr. Ambroseo ($24,026), Ms. Simonet ($15,423), Mr. Spinelli ($10,993), Mr. Victor ($10,525) and Mr. DiMarco ($10,969). As noted above, the Named Executive Officers will not participate in PIP in fiscal 2008.

Long-Term, Equity-Based Incentive Awards

        Equity-based awards are made to our employees, including the Named Executive Officers, under Coherent's 2001 Stock Plan. The goal of our equity-based award program is to provide employees and executives the perspective of an owner with a stake in the success of Coherent, thus further increasing alignment with stockholder interest. Coherent's typical long-term incentive program consists of stock options, time-based restricted stock and incentive-based restricted stock. However, as noted above, we did not make any new grants of long-term, equity based compensation during fiscal 2007 due to the voluntary historical stock option grant review. Grants from prior years were still outstanding during the year, however, and are discussed in more detail below.

        Specifically, during the third quarter of fiscal 2006, the Compensation and H.R. Committee adopted a performance-based restricted stock program for certain employees of the Company, including the Named Executive Officers. The restricted stock grants were subject to annual vesting over three years depending upon the achievement of performance measurements tied to Coherent's internal metrics for revenue growth and adjusted EBITDA as a percentage of sales. Similar to the 2007 VCP goals, the committee felt that a three year goal of revenue and adjusted EBITDA as a percentage of sales improvements were the correct goals for incentivizing the management team. The committee set these goals so that they were challenging to achieve. The vesting of the restricted stock is variable, so that the number of shares earned can range from 0% to 125% of the grant target for fiscal 2006 and 0% to 200% of the grant target for fiscal 2007 and fiscal 2008. In addition, the aggregate shares of restricted stock will be awarded on a staggered basis as follows: 25% in 2006, 35% in 2007 and 40% in 2008. Given the variability, the range of the aggregate number of shares of restricted stock which can be earned by the Company's Named Executive Officers over the three year period is as follows: Dr. Ambroseo—0-52,562 shares; Ms. Simonet—0-24,468 shares; Mr. Spinelli—0-10,875 shares; Mr. Victor—0-6,706 shares and Mr. DiMarco—0-5,981 shares.

        For fiscal 2006, Coherent's revenue growth and adjusted EBITDA as a percentage of sales were sufficient to provide for an achievement of 115% under the performance-based restricted stock program and, accordingly, the Named Executive Officers had the shares vest in the first quarter of fiscal 2007 set forth in the table below. Based on the revenue growth and EBITDA percentage for fiscal 2007, no shares under the program vested in the first quarter of fiscal 2008.

        Shares of restricted stock vested and distributed to Named Executive Officers due to fiscal 2006 performance:

Named Executive Officer	Aggregate Shares Granted	Shares Withheld by Coherent for the payment of applicable taxes	Net Shares Received by Named Executive Officer
John R. Ambroseo	8,308	2,971	5,337
Helene Simonet	3,867	1,383	2,484
Luis Spinelli	1,719	615	1,104
Ron Victor	1,060	379	681
Bret DiMarco	945	338	607
Former Employee
Paul Meissner	2,005	717	1,288

        In the first quarter of fiscal 2008 the committee made a grant of stock options to certain employees, including certain of the Named Executive Officers upon the recommendation of Farient. These grants were made following the conclusion of the voluntary stock option review and in recognition of the fact that no long-term incentive compensation was provided during 2007. Stock options were selected as the equity vehicle for grant since they create an incentive to enhance shareholder value, help to retain valuable talent through vesting provisions, and were available for grant during the period of voluntary stock option review. Grants to selected individuals, including Dr. Ambroseo, Ms. Simonet, and Mr. DiMarco included both a market based portion tied to competitive pay practices and an above market portion provided to recognize the extraordinary contributions of these individuals during the stock option review process and to encourage their retention. These grants featured a shorter vesting period than our traditional grants (18 months rather than three years) to recognize that the grants would have been made at the beginning of the year rather than after year end absent the stock option review process.

  Equity Award Practices

        Our broad-based employee stock option program is designed to promote long-term retention and recognize individual performance. Participation is driven by the annual review process. Guidelines are based on competitive market practice for grants for new hires, promotions, and ongoing performance-related grants. Typically, an employee may be offered an option or restricted stock upon beginning employment and may be eligible for periodic grants thereafter. The size of grants (and eligibility for same) is influenced by the prevailing guidelines and the individual's performance or particular requirements at the time of hire. Employees, including the Named Executive Officers, are also eligible to participate in our Employee Stock Purchase Plan.

  Stock Grant Process

        During fiscal 2006, the Compensation and H.R. Committee delegated authority to an equity grant committee consisting of Dr. Ambroseo, Ms. Simonet and Mr. Victor to grant non-executive officer employee grants within the range approved by the committee. In fiscal 2007, there were only two option grants, both to employees who were not Named Executive Officers, the equity grant committee acted on one occasion and made a single grant. In fiscal 2007, the other equity grant was made by the Compensation and H.R. Committee.

        During the first quarter of fiscal 2008, following the recommendation of the Special Committee, the Board of Directors approved a number of refinements to our stock grant processes. Beginning in fiscal 2008, the committee process for granting equity awards is as follows:

  •
  The Compensation and H.R. Committee has the authority to make equity grants to both executive officers and other service providers;

  •
  The Compensation and H.R. Committee has delegated authority to the equity grant committee, consisting of the chief executive officer and chief financial officer, to meet on the second Friday of any particular month to make equity grants consistent with previously approved guidelines to non-executive officer service providers;

  •
  The Compensation and H.R. Committee will make grants in open trading window periods with grants effective on the date of such meeting, or, if due to exigent circumstances they meet in a closed window period, the grant will be effective 45 days thereafter; and

  •
  Neither committee may grant equity awards by written consent.

  Stock Grant Policies

        The Board of Directors and/or the Compensation and H.R. Committee annually considers a "burn rate" by which the annual grants of equity awards under the 2001 Stock Plan will not exceed. "Burn rate" is the potential dilution of common shares outstanding if all new equity grants are vested and/or exercised, expressed as a percentage of common shares outstanding.

        Due to the historical stock option investigation no burn rate target was set for fiscal 2007. Only two non-executive officers received option grants during fiscal 2007 and, therefore, the fiscal year "burn rate" was only 0.11%.

        In the first quarter of fiscal 2008, the Compensation and H.R. Committee granted an aggregate of 774,500 shares subject to options, representing 2.46% percent of Coherent's outstanding common stock as of December 31, 2008. With the assistance of Farient, the committee has reviewed this burn rate relative to peer practices and found that the total dilution was consistent with the median of peer practices.

        In general, we issue only nonqualified stock options to employees and executives, although we have issued incentive stock options in the past. In the last few years, we have typically granted options subject to either two or three year vesting, with an equal tranche vesting on each of the applicable calendar anniversaries following the grant date. These grants typically have a life of six years. As noted above, in the grants made in the first quarter of fiscal 2008 which vest over 18 months due to the delay in making the grants, the committee determined that in order to have an immediate significant retention impact, the grants were made with half of the shares vesting in each of April 2008 and April 2009.

  Deferred Compensation

        Executive officers are eligible to participate in our 401(k) Retirement Plan on the same terms as all other U.S. employees. Our 401(k) Retirement Plan is a tax-qualified plan and thereby subject to certain Internal Revenue Code limitations on the dollar amounts of deferrals and company contributions that can be made to plan accounts. These limitations apply to our more highly-compensated employees (including the Named Executive Officers).

        Prior to January 1, 2006, Coherent maintained two non-qualified deferred compensation plans. Effective on that date, we suspended further deposits into our Supplementary Retirement Plan and continue to maintain a Deferred Compensation Plan for executive management personnel and certain former members of the board of directors. The purpose of the Deferred Compensation Plan is to permit eligible participants the option to defer receipt of compensation pursuant to the terms of the plan. The Deferred Compensation Plan permits participants to contribute, on a pre-tax basis, up to 75% of their base salary earnings, up to 100% of their bonus pay and commissions and up to 100% of directors' annual retainer and meeting fees earned in the upcoming plan year. Plan participants may invest deferrals in a variety of different deemed investment options. To preserve the tax-deferred status of deferred compensation plans, the IRS requires that the available investment alternatives be "deemed investments." Participants do not have an ownership interest in the funds they select; the funds are only used to measure the gains or losses that are attributed to the participant's deferral account over time. There are no plan provisions that provide for "above market or preferential earnings" as defined by the rules and regulations of the SEC. The participant's deferrals and earnings are reflected on Coherent's financial statements and remain a general asset of the Company. Participants have the status of unsecured creditors of Coherent with respect to the payment of plan benefits. Separate distribution elections are made by the plan participant for each plan year and include lump sum payment, annual installments and future year scheduled in-service withdrawals.

        At our discretion, we may provide for contributions in excess of the Internal Revenue Code limit to qualified 401(k) plans to be made to the non-qualified deferred compensation plan. The calculation for this non-qualified plan contribution is 6% of eligible compensation (as defined by the 401(k) qualified plan) less the 401(k) qualified plan match limit. In fiscal year 2007, two contributions were made to the non-qualified deferred compensation plan for certain Named Executive Officers one contribution for plan year 2005 and one for plan year 2006. These amounts are listed in the "Non-Qualified Deferred Compensation Table" below.

        The committee considers the DCP to be a reasonable and appropriate program because it allows the Named Executive Officers and members of the Board to accumulate retirement benefits at a rate, relative to their overall income, that is comparable to the rate that other employees are able to accumulate retirement benefits, and promotes executive officer retention by offering a deferred compensation plan that is comparable to and competitive with what is offered by other companies in the peer group of companies.

  Change in Control and Severance Plan

        We have adopted the Change in Control and Severance Plan (the "change in control plan") which provides certain benefits in the event of a change in control of Coherent for certain employees, including each of our Named Executive Officers. Benefits are provided under this plan if there is a tender offer or merger resulting in Coherent being acquired by another company or entity and the executive's employment is terminated or a material change in his or her responsibilities, compensation or work location occurs following a change in control. The committee and our Board of Directors believe that the prospect of such a change in control would likely result in our executive officers facing personal uncertainties and distractions from how a change in control might affect them. To allow the Named Executive Officers to focus solely on the best interests of our stockholders in the event of a possible, threatened or pending change in control, and encourage them to remain with Coherent despite the possibility that a change in control might affect them adversely. This change in control plan therefore serves as an important retention tool to ensure that personal uncertainties do not dilute our executive's complete focus on promoting stockholder value.

        The change in control plan provides for reasonable severance benefits. These benefits are payable in the event that a change in control of the Company occurs and thereafter the executive officer's employment is terminated without cause or the executive officer resigns due to a material change in responsibilities, compensation or work location within 24 months of the change in control. See below (under the heading Change in Control Arrangement) for more details on this plan.

        The committee and our Board adopted the change in control plan in January 1991 and it was amended in February 2005. During fiscal 2008, the plan was revised to reflect certain changes pursuant to regulation 409A under the Internal Revenue Code.

  Perquisites and Other Personal Benefits.

        Our Named Executive Officers are provided the following perquisites and other personal benefits: automobile benefit and residual purchase; and capped executive medical reimbursement.

        During fiscal 2007, the Company maintained a vehicle program whereby executive officers were eligible to receive either (a) a monthly automobile allowance or (b) have the auto allowance apply as amortization against the purchase price of a vehicle purchased and owned by the Company over such period of time for the amortized value of the automobile to reach 20% of the original value of the car, not to exceed four years ("amortized method"). The chief executive officer's monthly automobile allowance, if selected, is equal to 115% of the other executive's allowance. In addition to the monthly allowance, executive officers are either reimbursed for or provided gas, oil, maintenance and insurance for the vehicle by the Company. For all personal miles driven, the executive officer has imputed income based on regulations prescribed by the Internal Revenue Service. These regulations take into account the cost of the vehicle and number of personal miles driven. Auto allowances are set annually using a prescribed formula. For vehicles purchased and owned by the Company, the executive officer is required to either (a) purchase such vehicle from the Company for the unamortized amount any time or (b) return the car for sale by the Company and reimburse the Company for the difference between the value of the car from such sale and the amortized balance at the time the car is returned to the Company. Annually, the individual incurs imputed income on the personal use, including fuel, on the value of the automobile as determined using the Internal Revenue Service methodology. The executive officer also incurs imputed income on the positive difference, if any, between the amortized value of the car after four years and its fair market value (as determined by Kelly Blue Book trade in value in "good condition"). Once purchased from the Company, the vehicle is owned by the executive officer. In addition, in the event of the termination of the employment of the executive officer, the executive officer would have to purchase the vehicle at the then-current amortized value and incur the imputed income highlighted above. Executive officers are eligible to elect a new vehicle under the amortized method whenever a car is purchased from the Company. The executive officer's taxable income is impacted by the value of the vehicle at initial purchase (e.g. the higher the value of the car, the higher imputed income amount to the individual) and if the amortized value will not be scheduled to reach 20% of the purchase price after four years, then the individual will have to have a set amount withheld from his or her paycheck to allow the amortization to reach 20% of the purchase price within four years, but the amortized value will be higher in the event that a new car is chosen prior to four years, with a resulting higher imputed income. The committee has determined, with advice from Farient, that the use of a company-owned vehicle is a perquisite which is reasonable in the context of the overall compensation levels of our Named Executive Officers.

        Each Named Executive Officer also receives up to $5,000 per calendar year of reimbursement for uninsured medical expenses with the Company paying the executive's taxes on the amount of the benefit. The committee determined that this medical reimbursement is reasonable in the context of the overall compensation levels of our Named Executive Officers.

  Other Compensation

        All of our U.S. employees, including the Named Executive Officers, are entitled to participate in the Company's vacation buy-out policy. To the extent that an employee who has been with the Company for at least six months has currently earned but unused vacation time, he or she may elect to "buy-out" his or her vacation by receiving a lump sum payment, subject to applicable tax withholding.

        Additionally, all of our U.S. employees, including the Named Executive Officers, are eligible to receive a life insurance policy in the amount of two times base salary up to a maximum of $500,000 for each Named Executive Officer at the Company's expense. Coherent pays the premiums for such policy so long as the Named Executive Officer remains an employee, with the beneficiary selected by the Named Executive Officer.

Compensation and H.R. Committee Operations and Decision Making

        The committee held 5 meetings in fiscal 2007. Typically, the committee has considered Named Executive Officer base salary and other compensation during March or April of each fiscal year.

Tax and Accounting Considerations

        The Company's compensation programs are affected by each of the following:

  •
  Accounting for Stock-Based Compensation—The Company accounts for stock-based compensation in accordance with the requirements of FASB Statement 123(R). The company also takes into consideration FASB Statement 123(R) and other generally accepted accounting principles in determining changes to policies and practices for its stock-based compensation programs.

  •
  Change in Control Program—The Company has structured its Change in Control and Severance Plan program so that in the event payment of benefits constitutes a "parachute" payment under Section 280G of the Internal Revenue Code, the Company will revise and limit the payment so that the Company does not incur additional tax burden on behalf of the participant. For more information, refer to the "Change in Control Arrangements" section.

  •
  Section 162(m) of the Internal Revenue Code—This section limits the deductibility of compensation for our chief executive officer and our four other most highly compensated named executive officers unless the compensation is less than $1 million during any fiscal year or is "performance-based" under Section 162(m). Our 2001 Stock Plan is designed so that option grants thereunder are fully tax-deductible. Cash compensation and restricted stock awards are not granted under plans which have been so designed. We may from time to time pay compensation to our executive officers that may not be deductible when, for example, we believe that such compensation is appropriate and in the best interests of the stockholders after taking various factors into consideration, including business conditions and the performance of such executive officer.

  •
  Section 409A of the Internal Revenue Code—Section 409A imposes additional significant taxes in the event that an executive officer, director or service provider received "deferred compensation" that does not satisfy the requirements of Section 409A.

Compensation Committee Interlocks and Insider Participation

        During fiscal 2007, the Compensation and H.R. Committee of the Board of Directors consisted of Messrs. Hart (Chair), Rogerson and Vij. None of the members of the Compensation and H.R. Committee has been or is an officer or employee of Coherent. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board of Directors or Compensation and H.R. Committee. No member of our Board of Directors is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Compensation and H.R. Committee Report

        The Compensation and H.R. Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation and H.R. Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION AND H.R. COMMITTEE OF THE BOARD OF DIRECTORS
John Hart, Chairman Garry Rogerson Sandeep Vij

Compensation of Directors

        During fiscal 2007, we paid our non-employee directors an annual retainer (depending upon position) and per meeting fees for service on the Board of Directors. In fiscal 2007, the annual retainer amounts for non-employee directors were as follows:

  •
  Chairman of the Board: $41,000

  •
  Lead independent director: $33,000

  •
  Chairman of the Audit Committee: $33,000

  •
  Chairman of the Compensation and H.R. Committee: $25,000

  •
  Chairman of the Governance and Nominating Committee: $25,000

  •
  Member of the Board: $25,000

        Additionally, non-employee members of the Board of Directors received $2,000 per board meeting attended, plus $1,000 per committee meeting attended, except that the Chairman of the Audit Committee received $3,000 per meeting of the Audit Committee attended, and the Chairmen of the Compensation and H.R. Committee and the Governance and Nominating Committee, respectively, received $2,000 per meeting of the Compensation and H.R. Committee and the Governance and Nominating Committee attended. As discussed above, each director serving on the Special Committee and/or the Special Litigation Committee earned $4,000 per month for service thereon.

        The chart below summarizes the gross cash amounts earned by non-employee directors for service during fiscal 2007 on the Board and its committees (all amounts in dollars):

Name	Annual Board and Chairperson service including per Board meeting attended		Audit Committee	Compensation and H.R. Committee	Nominating and Governance Committee	Special Committee	Special Litigation Committee	Total
Charles W. Cantoni	43,000		10,000	—	6,000	—	—	59,000
John H. Hart	43,000		—	10,000	6,000	—	—	59,000
Garry W. Rogerson	53,667	(1)	10,000	5,000	—	44,000	—	112,667
Lawrence Tomlinson	51,000		30,000	—	—	44,000	—	125,000
Sandeep Vij	43,000			5,000	12,000	36,000	8,000	104,000
Former Directors
Bernard Couillaud	37,333	(2)	—	—	—	—	—	37,333
Robert Quillinan	25,144	(3)	—	—	—	—	—	25,144

(1)
Includes pro rated amount for service as Lead Independent Director before becoming Chairman of the Board.

(2)
Includes pro rated amount for service as Chairman of the Board before resigning.

(3)
Includes pro rated amount for service as a director before resigning.

        The chart below summarizes the amounts earned by non-employee directors for service during fiscal 2007:

Name	Fees Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)		Total ($)
Charles W. Cantoni	59,000	23,340	—	(4)	82,340
John H. Hart	59,000	23,340	115,708		198,048
Garry W. Rogerson	112,667	23,340	163,379		299,386
Lawrence Tomlinson	125,000	23,340	115,169		263,509
Sandeep Vij	104,000	23,340	159,472		286,812
Former Directors
Bernard Couillaud	37,333	23,340	—	(4)	60,673
Robert Quillinan	25,144	23,340	115,169		163,653

(1)
These amounts do not reflect compensation actually received. Rather, these amounts represent the aggregate expense recognized by the Company for financial statement reporting purposes in fiscal year 2007, in accordance with FAS 123(R), for restricted stock units and stock options which were granted prior to fiscal year 2007 under the Company's Director Stock Plan. The assumptions used to calculate the value of these stock units and stock options are set forth in Note 12. "Employee Stock Option and Benefit Plans" of the Notes to the Consolidated Financial Statements.

(2)
The directors' aggregate holdings of restricted stock units as of the end of fiscal year 2007 were as follows (the vesting for which is 100% on March 29, 2009 to the extent such individual is a member of the Board at such time):

Charles W. Cantoni	2,000 shares
John H. Hart	2,000 shares
Garry W. Rogerson	2,000 shares
Lawrence Tomlinson	2,000 shares
Sandeep Vij	2,000 shares
(3)
The directors' aggregate holdings of stock option awards (both vested and unvested) as of the end of fiscal year 2007 were as follows:

Charles W. Cantoni	56,000 shares
John H. Hart	51,500 shares
Garry W. Rogerson	47,000 shares
Lawrence Tomlinson	38,800 shares
Sandeep Vij	48,000 shares
(4)
These directors had options for which the expense was accelerated in fiscal 2006 as provided under FAS123(R) and the terms of the Director Option Plan the directors were eligible to retire. At retirement the options would be fully vested. All expense related to the options was recognized prior to fiscal 2007.

        Our 1998 Directors' Stock Plan was adopted by the Board of Directors on November 24, 1998 and was approved by the stockholders on March 17, 1999. The 1998 Directors' Stock Plan was amended on March 23, 2003, and was further amended on March 30, 2006, when the 1998 Directors' Stock Plan was renamed the 1998 Director Stock Plan (the "1998 Director Plan"). As of September 30, 2007, 150,000 shares were reserved for issuance thereunder. Under the terms of the 1998 Director Plan, the number of shares reserved for issuance thereunder is increased each year by the number of shares necessary to restore the total number of shares reserved to 150,000 shares.

        As of September 29, 2007, the 1998 Director Plan provided for the automatic and non-discretionary grant of a non-statutory stock option to purchase 24,000 shares of the Company's common stock to each non-employee director on the date on which such person becomes a director. Thereafter, each non-employee director will be automatically granted a non-statutory stock option to purchase 6,000 shares of common stock on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director is reelected to serve on the Board of Directors, if, on such date, he or she has served on the Board of Directors for at least three months. Such plan provides that the exercise price shall be equal to the fair market value of the common stock on the date of grant of the options.

        Additionally, as of September 29, 2007, the 1998 Director Plan provides for the automatic and non-discretionary grant of 2,000 shares of restricted stock units ("RSUs") to each non-employee director on the date on which such person becomes a director. Thereafter, each non-employee director will be automatically granted 2,000 shares of RSUs on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director is reelected to serve on the Board of Directors, if, on such date, he or she has served on the Board of Directors for at least three months.

        The 1998 Director Plan provides that with respect to any options held by a director who retires after at least eight years of service on the Board, such director shall fully vest in and have the right to exercise his or her option as to both vested and unvested shares as of such date. The option will remain exercisable for the lesser of (i) two (2) years following the date of such director's retirement or (ii) the expiration of the option's original term.

        There were neither options nor restricted stock awards granted to any non-employee director during fiscal 2007 because we did not hold an annual meeting. Coherent has announced that its annual meeting of stockholders will be held on March 19, 2008. The annual meeting will be for both fiscal 2006 and fiscal 2007.

        As of September 29, 2007, 95,700 shares had been issued on exercise under the 1998 Director Plan. There were no options exercised by non-employee directors during fiscal 2007.

Stock Ownership Guidelines

        The Board of Directors has adopted a stock ownership guideline for members of the Board, which provide that each director shall purchase a minimum of $25,000 worth of Coherent common stock within the first year of his or her tenure on the Board and that each director shall be required to purchase at least $100,000 worth of Coherent common stock within three years of election to the Board. Such shares purchased shall be retained during each director's tenure on the Board.

Executive Compensation

Fiscal 2007 Summary Compensation Table

        The table below presents information concerning the total compensation of Coherent's Named Executive Officers for the fiscal year ended September 30, 2007.

        Since no equity awards were granted to Named Executive Officers in fiscal 2007 other than the performance-based awards which vested in November 2006 as a result of fiscal 2006 performance, non-equity-based compensation accounted for all of the total compensation of the Named Executive Officers earned during that time period. The committee views this as an anomaly and, as discussed above, expects to make further equity-based compensation grants to Named Executive Officers in fiscal 2008 and did make extraordinary grants in the first fiscal quarter.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation($)(2)		All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(e)	(f)	(g)		(i)		(j)
John R. Ambroseo, Chief Executive Officer and President	2007	547,773	280,064	1,261,297	372,329		97,564	(3)	$2,559,027
Helene Simonet, Executive Vice President and Chief Financial Officer	2007	351,719	115,647	493,108	171,933		53,577	(4)	$1,185,984
Luis Spinelli, Executive Vice President and Chief Technology Officer	2007	250,759	45,159	203,860	90,677		63,447	(5)	$653,902
Ronald A. Victor, Executive Vice President, Human Resources	2007	239,983	37,399	163,660	86,815		53,312	(6)	$581,169
Bret DiMarco, Executive Vice President and General Counsel	2007	250,077	6,294	67,579	142,271	(7)	13,487		$479,708
Former Employees
Paul L. Meissner, Former Executive Vice President of Global Business Operations	2007	74,566	58,300	328,156	76,686		26,632	(8)	$564,340

(1)
Reflects the dollar amount recognized for financial statement reporting purposes (disregarding an estimate of forfeitures related to service-based vesting conditions) for fiscal 2007, in accordance with FAS 123(R), and thus only includes amounts awarded or granted prior to fiscal 2007. The amounts for stock awards include both performance-based and time-based vesting restricted stock awards. The assumptions used in the valuation of these awards are set forth in Note 12. "Employee Stock Option and Benefit Plans" of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. These amounts do not correspond to the actual value that will be recognized by the Named Executive Officers.

(2)
Reflects the dollar amounts earned under the 2007 VCP and PIP during fiscal 2007.

(3)
Includes amounts (a) contributed by us under the Company's 401(k) plan ($13,500) and deferred compensation plan ($37,139), (b) reflecting imputed income to Dr. Ambroseo from the sale of a Company car under the Company's auto use policy described above, (c) for debt forgiveness (see Item 13 hereof), (d) from the use of a Company-owned and maintained automobile ("Car Allowance") and (e) reimbursed pursuant to executive medical reimbursement.

(4)
Includes amounts (a) contributed by us under the Company's 401(k) plan ($12,100) and deferred compensation plan ($14,898), (b) from a Car Allowance and (c) reimbursed pursuant to executive medical reimbursement.

(5)
Includes amounts (a) contributed by us under the Company's 401(k) plan ($13,467) and deferred compensation plan, (b) paid to Mr. Spinelli for buy-out of earned vacation, (c) from a Car Allowance, (d) earned under our patent award program ($15,647) where Mr. Spinelli was an inventor and (e) reimbursed pursuant to executive medical reimbursement.

(6)
Includes amounts (a) contributed by us under the Company's 401(k) plan ($13,378), (b) paid to Mr. Victor for buy-out of earned vacation, (c) from a Car Allowance, and (d) reimbursed pursuant to executive medical reimbursement.

(7)
Mr. DiMarco received a minimum of one hundred percent of his target bonus percentage for the first full four quarters of his employment as part of his employment terms.

(8)
Includes amounts (a) paid to Mr. Meissner for buy-out of earned vacation, (b) from a Car Allowance, and (c) reimbursed pursuant to executive medical reimbursement.

Grants of Plan-Based Awards in Fiscal 2007

        Except as set forth in the footnotes, the following table shows all plan-based non-equity incentive awards granted to our named executive officers during fiscal year 2007. There were no grants of equity-based awards to any Named Executive Officer during fiscal 2007 other than the tranche of performance-based restricted stock which vested in November 2006 as a result of fiscal 2006 performance.

Estimated Possible and Future Payouts
Under Non-Equity Incentive Plan Awards(1)(2)

Name	Period	Threshold ($)	Target ($)	Maximum ($)
John Ambroseo	Fiscal 2007	0	$547,773	$821,660
Helene Simonet	Fiscal 2007	0	$246,203	$369,305
Luis Spinelli	Fiscal 2007	0	$125,380	$188,069
Ronald Victor	Fiscal 2007	0	$119,992	$179,987
Bret DiMarco	Fiscal 2007	0	$125,039	$187,558
Former Employee
Paul Meissner	Fiscal 2007	0	$137,499	$206,248

(1)
The amounts shown in these columns reflect the minimum, target and maximum payment amounts that Named Executive Officers may receive under the 2007 VCP, depending on performance against the metrics described in further detail in the "2007 VCP" section in this Part III. The amounts range from zero to a cap of 150% of targeted award.

(2)
These amounts do not include payments under the PIP program for which there is no target. The PIP award ranges from zero to a cap of 5% of quarterly base salary. The PIP program is described in further detain in the "PIP" section in this Part III. As noted previously, the Named Executive Officers will not participate in PIP in fiscal year 2008.

Outstanding Equity Awards at 2007 Fiscal Year-End

        The following table presents information concerning unexercised options and stock that has not yet vested for each Named Executive Officer outstanding as of September 29, 2007.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Option Exercise Price(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
John Ambroseo	3/30/2006	45,000	45,000	$35.01	3/30/2012	20,000	$641,600
	4/7/2005	90,000	—	$33.71	4/7/2011
	3/25/2004	3,786	—	$26.41	3/25/2010
	3/25/2004	146,214	—	$26.41	3/25/2010
	4/4/2003	150,000	—	$19.77	4/4/2009
	4/25/2002	6,468	—	$30.92	4/25/2008
	4/25/2002	251,032	—	$30.92	4/25/2008
Helene Simonet	3/30/2006	17,500	17,500	$35.01	3/30/2012	8,000	$256,640
	4/7/2005	25,000	—	$33.71	4/7/2011
	3/25/2004	3,786	—	$26.41	3/25/2010
	3/25/2004	66,214	—	$26.41	3/25/2010
	4/4/2003	60,000	—	$19.77	4/4/2009
	4/25/2002	96,766	—	$30.92	4/25/2008
	4/25/2002	3,234	—	$30.92	4/25/2008
Luis Spinelli	3/30/2006	5,000	5,000	$35.01	3/30/2012	3,000	$96,240
	4/7/2005	12,000	—	$33.71	4/7/2011
	3/25/2004	3,786	—	$26.41	3/25/2010
	3/25/2004	36,214	—	$26.41	3/25/2010
	4/4/2003	5,058	—	$19.77	4/4/2009
	4/4/2003	14,942	—	$19.77	4/4/2009
	4/25/2002	1,766	—	$30.92	4/25/2008
	4/25/2002	3,234	—	$30.92	4/25/2008
Ronald Victor	3/30/2006	5,000	5,000	$35.01	3/30/2012	2,700	$86,616
	4/7/2005	11,000	—	$33.71	4/7/2011
	3/25/2004	21,214	—	$26.41	3/25/2010
	3/25/2004	3,786	—	$26.41	3/25/2010
	4/4/2003	5,058	—	$19.77	4/4/2009
	4/4/2003	19,942	—	$19.77	4/4/2009
	4/25/2002	3,234	—	$30.92	4/25/2008
	4/25/2002	21,766	—	$30.92	4/25/2008
Bret DiMarco	6/7/2006	5,000	5,000	$33.30	6/7/2012

(1)
The exercise prices indicated are the prices originally recorded by the Company at grant and have not been adjusted to reflect any new measurement date as a result of the Company's historical stock option review. Only the grants dated April 25, 2002 in the table had a new measurement date determined for accounting purposes, which had a lower closing price by $0.16. No changes to the exercise price of these April 25, 2002 grants have been made.

(2)
For Messrs Ambroseo, Spinelli and Victor and Ms. Simonet, these shares vest on March 30, 2008 and for Mr. DiMarco on June 7, 2008.

(3)
This column does not include the third tranche of restricted stock awards which are subject to the achievement of certain performance metrics, which will not be vested, if at all, until November 2008 and tied to the performance of the Company during fiscal 2007. The second tranche of these restricted stock awards were due to vest in November 2008, however, based on the performance of the Company during fiscal 2006, no shares vested. Market Value is determined by multiplying the number of shares by $32.08, the closing price of the Company's common stock on September 28, 2007.

Nonqualified Deferred Compensation for Fiscal Year 2007

        The following table presents information regarding the non-qualified deferred compensation activity for each Named Executive Officer during fiscal 2007:

Name	Executive Contributions in Last FY ($)(1)		Registrant Contributions in Last FY ($)(4)		Aggregate Earnings in Last FY ($)		Aggregate Withdrawals/ Distributions ($)		Aggregate Balance of Last FYE ($)(2)
John Ambroseo	$370,748		$36,601		$437,296		$—		$3,313,818
	$—	(5)	$—	(5)	$175,216	(5)	$—	(5)	$1,247,580	(5)
Leen Simonet	$100,781		$14,682		$100,772		$—		$754,399
	$—	(5)	$—	(5)	$25,574	(5)	$—	(5)	$179,837	(5)
Luis Spinelli	$26,719		$3,385		$34,189		$—		$302,281
	$—	(5)	$—	(5)	$56,174	(5)	$—	(5)	$491,086	(5)
Ron Victor	$143,998		$2,158		$73,071		$—		$662,087
	$—	(5)	$—	(5)	$29,415	(5)	$—	(5)	$216,262	(5)
Bret Dimarco(3)	N/A
Former Employee
Paul Meissner(6)	$634		$—		$55		$689		$—

(1)
Amounts in Executive Contribution in Last FY ($) column consist of salary and/or bonus earned during fiscal year 2007, which is also reported in the Summary Compensation Table.

(2)
The deferred compensation in a participants account is fully vested and is credited with positive or negative investment results based upon plan investment options selected by the participant.

(3)
Named officer was eligible but did not participant in the plan in fiscal 2007.

(4)
Amounts are company contribution payments in excess of the IRS 402(g) qualified plan limits made to the non-qualified "Deferred Compensation Plan" for plan year 2005 and 2006. Amounts reported in this column are also reported in the "All Other Compensation" column of the Summary Compensation Table on above.

(5)
Amounts represent account balances and earnings from the Supplementary Retirement Plan (SRP) which was suspended on January 1, 2006. Deferrals, both executive and Company, into this plan have been suspended. The "Deferred Compensation Plan" is the only non-qualified deferred compensation plan maintained for executive management.

(6)
Named officer terminated on January 12, 2007. The DCP account balance was distributed on August 16, 2007.

Change in Control Arrangements

        The following table shows the potential payments and benefits that Coherent (or its successor) would be obligated to make or provide upon termination of employment of each our Named Executive Officers pursuant to the terms of the Change of Control Severance Plan. Other than this plan, there are no other employment agreements or other contractual obligations. For purposes of this table, it is assumed that each Named Executive Officer's employment terminated at the close of business on the last day of Fiscal 2007 (i.e., on September 30, 2007). The amounts reported below do not include the pension or nonqualified deferred compensation distributions that would be made to the Named Executive Officers following a termination of employment (for those amounts and descriptions, see the prior table). These payments are conditioned upon the execution of a form release of claims by the Named Executive Officer in favor of Coherent. There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, of if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.

Named Executive Officer	Multiplier for Base Salary and Bonus	Nature of Benefit	Termination for Cause	Any Other Termination
John Ambroseo	2.99X	Salary Severance	—	$1,637,842
		Bonus Severance	—	$1,637,842
		Equity Compensation Acceleration(1)	—	$1,013,728
		Tax Gross Up(2)	—	$1,650,508
		Health Insurance(3)		$62,914

		Total Benefit		$4,352,492
Helene Simonet	2X	Salary Severance	—	$703,437
		Bonus Severance	—	$492,406
		Equity Compensation Acceleration(1)	—	429,872
		Health Insurance	—	$30,130

		Total Benefit		$1,655,845
Luis Spinelli	2X	Salary Severance	—	$501,518
		Bonus Severance	—	$250,759
		Equity Compensation Acceleration(1)	—	$173,232
		Health Insurance	—	$41,942

		Total Benefit		$967,451
Ronald Victor	2X	Salary Severance	—	$479,966
		Bonus Severance	—	$239,983
		Equity Compensation Acceleration(1)	—	$134,094
		Health Insurance	—	$30,130

		Total Benefit		$884,173
Bret DiMarco	2X	Salary Severance	—	$500,153
		Bonus Severance	—	$250,076
		Equity Compensation Acceleration(1)	—	$42,346
		Health Insurance	—	$41,942

		Total Benefit		$834,517

(1)
Equity Compensation Acceleration is the value of the in-the-money value of unvested stock options, restricted stock and performance shares, in each case as of September 28, 2007 (the last trading date before our fiscal year end) at the closing stock price on that date ($32.08). The value of accelerated stock options are thus calculated by multiplying the number of unvested shares subject to acceleration by the difference between the exercise price and the closing stock price on

  September 28, 2007; the value of accelerated restricted stock is calculated by multiplying the number of unvested shares subject to acceleration by the closing stock price on September 28, 2007. This assumes immediate release and vesting of the 2008 fiscal portion (40% of target) of a three-year performance-based restricted stock program grant made in June 2006. This program is previously described under the "Long-Term, Equity-Based Incentive Awards" section of Components of Compensation.

(2)
Estimated reimbursement (by way of a tax "gross-up") for a 20% excise tax that would be due under Section 4999 of the Internal Revenue Code of 1986 on a portion of the amounts reported.

(3)
Health Insurance is an estimate of the cost of covering the individual and his covered dependents for three years, in the case of the chief executive officer and for two years for the other Named Executive officers.

        The change in control plan provides for the payment of specified compensation and benefits upon certain terminations of the employment of the participants following a change in control of the Company. The Board has evaluated the economic and social impact of an acquisition or other change of control on its key employees. The Board recognizes that the potential of such an acquisition or change of control can be a distraction to its key employees and can cause them to consider alternative employment opportunities. The Board has determined that it is in the best interests of Coherent and its stockholders to assure that Coherent will have the continued dedication and objectivity of its key employees. The Board believes that the change of control plan will enhance the ability of our key employees to assist the Board in objectively evaluating potential acquisitions or other changes of control.

        Furthermore, the Board believes a change of control plan aids us in attracting and retaining the highly qualified, high performing individuals who are essential to its success. The plan's assurance of fair treatment will ensure that key employees will be able to maintain productivity, objectivity and focus during the period of significant uncertainty that is inherent in an acquisition or other change of control. A change in control of Coherent is defined under the change of control plan to occur if a business combination occurs, an acquisition by any person directly or indirectly of fifty percent or more of the combined voting power of Coherent's common stock or a change in the composition of the Board where less than fifty percent are incumbent directors.

        The change of control plan provides that if within 24 months after a change in control the Company terminates the executive's employment other than by reason of his death, disability, retirement or for cause, or the executive officer terminates his employment for "good reason," the executive will receive a lump sum severance payment equal to 2.99 (in the case of Dr. Ambroseo) or 2.0 (in the case of Messrs. Spinelli, Victor and DiMarco and Ms. Simonet) times the executive's annual base salary and annual bonus (assuming achievement of all performance requirements thereof). "Good reason" is defined in each Agreement as any of the following that occurs after a change in control of the Company: certain reductions in compensation; certain material changes in employee benefits and perquisites; a change in the site of employment; reduction in the executive's duties and responsibilities; the Company's failure to obtain the written assumption by its successor of the obligations set forth in the Agreement; attempted termination of employment on grounds insufficient to constitute a basis of termination for cause under the terms of the change of control plan; or the Company's of the provisions of the change of control plan. Under the terms of the plan, the executives will also have acceleration of all vesting conditions for equity grants and health care for the executive (and his or her covered family members) will be provided along the same terms for two years and, in the case of Dr. Ambroseo, three years. Further, Dr. Ambroseo will receive a gross-up for any Internal Revenue Code section 280G ("280G") excise taxes to the extent that the severance benefits are more than 20% over the limit imposed by 280G (i.e., more than 3.59x the "base amount" as defined by Section 280G). If the benefits are less than 20% over the limit, the benefits will be reduced to the extent necessary so that no 280G excise tax is triggered. To the extent 280G is triggered as a result of the severance benefits for the other executive participants, such payments will either be paid in full or reduced so that the executive receives the maximum severance benefit without triggering 280G.

Employee Stock Purchase Plan

        Our Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by our stockholders in 1980. As of the end of fiscal 2007, a total of 224,536 shares of common stock remained available for issuance under the Purchase Plan. Eligible employees, including the Named Executive Officers may authorize payroll deductions up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth as of September 29, 2007 certain information with respect to the beneficial ownership of common stock by (i) any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act known by us to be the beneficial owner of more than 5% of our voting securities, (ii) each director and each nominee for director, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all executive officers and directors as a group, based on information available to the Company as of filing this annual report. We do not know of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control. Unless otherwise indicated, the address of each stockholder in the table below is c/o Coherent, Inc., 5100 Patrick Henry Drive, Santa Clara, California 95054.

Name and Address	Number of Shares	Percent of Total(1)
Dimensional Fund Advisors(2) 1299 Ocean Ave., 11th Floor Santa Monica, CA 90401	2,487,401	7.9%
Oliver Press Partners, LLC(2) 152 West 57th Street New York, New York 10019	1,872,865	5.94%
Eagle Asset Management, Inc. 880 Carillon Parkway St. Petersburg, FL 33716	1,752,215	5.55%
Barclays Global Investors NA.(2) 45 Fremont St. 17th San Francisco, CA 94105	1,670,554	5.30%
John R. Ambroseo, PhD(3)	761,155	2.41
Helene Simonet(4)	288,978	*
Ronald A. Victor(5)	98,551	*
Luis Spinelli(6)	88,044	*
Bret M. DiMarco(7)	5,607	*
Charles W. Cantoni(8)	45,000	*
John H. Hart(9)	40,000	*
Garry W. Rogerson, PhD(10)	32,000	*
Lawrence Tomlinson(11)	26,000	*
Sandeep Vij(12)	35,600	*
All directors and executive officers as a group (10 persons)(13)	1,420,935	4.33%

    *
    Represents less than 1%.

    (1)
    Based upon 31,551,790 shares of Coherent common stock outstanding as of September 29, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, each share of Coherent common stock subject to options held by that person that are currently exercisable or will be exercisable within 60 days of September 29, 2007 and all shares of restricted stock (whether vested or held) on September 29, 2007, are deemed outstanding. For Dr. Ambroseo, Ms. Simonet, Messers. Spinelli, Victor and DiMarco, the second and third performance restricted stock vesting tranches are not included. In addition, such shares, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

    (2)
    Based on the most recent Schedule 13D (or amendments thereto) filed by such person with the SEC prior to the date of filing this annual report and a review of a shareholder listing report provided by a third party provider. For Oliver Press Partners, LLC ("OPP"), the Company notes that the 13 D/A filed by OPP on January 10, 2008 was a joint filing and included shares held by the individuals and entities set forth in the filing. For purposes of this table, we have only included those shares owned by OPP which were reported as being held as of September 30, 2007. The January 10, 2008 Schedule 13D/A shows that OPP (and listed entities and individuals) has increased its holding to 2,604,089 shares. Additionally, based on a 13G filed on January 22, 2008, Barclays Global Investors has reduced its holdings to 93 shares as of December 31, 2007.

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

    (7)
    Includes 5,000 shares issuable upon exercise of options held by Mr. DiMarco which were exercisable or would become exercisable within 60 days of September 29, 2007.

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

    (13)
    Includes an aggregate of 1,294,300 options which were exercisable or would become exercisable within 60 days of September 29, 2007.

Equity Compensation Plan Information

        The following table provides information as of September 29, 2007 about the Company's equity compensation plans under which shares of our common stock may be issued to employees, consultants or members of our Board of Directors:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,457,691	(1)	$28.5248	4,303,984	(2)(3)
Equity compensation plans not approved by security holders	—		—	—
Total	3,457,691		$28.5248	4,303,984

(1)
This number does not include any options which may be assumed by Coherent through mergers or acquisitions, however, Coherent does have the authority, if necessary, to reserve additional shares of Coherent common stock under these plans to the extent necessary for assuming such options.

(2)
This number of shares includes 224,536 shares of Coherent common stock reserved for future issuance under the Purchase Plan, 192,000 shares reserved for future issuance under the 1998 Director Plan and 3,887,448 shares reserved for future issuance under the 2001 Stock Plan.

(3)
The 1998 Director Plan provides for annual increases to the number of shares available for issuance under the 1998 Director Plan so that the total number of shares reserved is not less than 150,000 shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

        The following table sets forth information with respect to the one executive officer of the Company who was indebted to us during Fiscal 2007.

Name	New Loans During 2006	Interest Rates		Maturity Date(s)	Largest Amount Outstanding During Fiscal 2007(1)			Balance at the End of Fiscal 2007
John Ambroseo	— —	4.75 8.00	% %	1/25/07 2/15/08	$ $	323,627 20,000	(3)	$	— 10,000	(2)

(1)
These loans were entered into prior to the effective date of Section 402 of the Sarbanes-Oxley Act of 2002 and reflect a loan amount for the exercise price of stock options, the amount of income tax owed therefor at exercise and interest.

(2)
Dr. Ambroseo paid this loan off in full in January 2007 at maturity. This loan was in connection with the exercise of stock options.

(3)
This loan was granted to Dr. Ambroseo on February 15, 1998. Ten percent of the original principal balance of this loan is forgiven each year, so long as Dr. Ambroseo is employed by us. This loan was related to a promotion.

        All promissory notes are full recourse. Ten thousand dollars of the existing loan is forgiven annually, with interest deducted from payments under the Company's Variable Compensation Plan. In the event that no payments are made under such plan, then interest thereon is forgiven.

Other Matters

        We have entered into indemnification agreements with each of our executive officers and directors. Such indemnification agreements require us to indemnify these individuals to the fullest extent permitted by law. We also intend to execute these agreements with our future directors and officers.

Review, Approval or Ratification of Related Person Transactions

        In accordance with the charter for the Audit Committee of the Board of Directors, the members of the Audit Committee, all of whom are independent directors, review and approve in advance any proposed related person transactions. Additionally, from time to time the Board of Directors may directly consider these transactions. For purposes of these procedures, the individuals and entities that are considered "related persons" include:

  •
  Any of our directors, nominees for director and executive officers;

  •
  Any person known to be the beneficial owner of five percent or more of our common stock (a "5% Stockholder"); and

  •
  Any immediate family member, as defined in Item 404(a) of Regulation S-K, of a director, nominee for director, executive officer and 5% Stockholder. We will report all such material related person transactions under applicable accounting rules, federal securities laws and SEC rules and regulations.

Director Independence

        For information regarding the independence of directors, please see Item 10—"Members of the Board of Directors."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

        The following table sets forth fees for services Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte") provided during fiscal years 2007 and 2006:

	2007	2006
Audit fees(1)	$3,273,370	$2,266,245
Audit-related fees(2)	—	$321,168
Tax fees(3)	—	$63,233
All other fees	—	—

Total	$3,273,370	$2,650,646

    (1)
    Represents fees for professional services provided in connection with the integrated audit of our annual financial statements and internal control over financial reporting and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings. Includes approximately $980,000 incurred during fiscal 2007 for additional assurance services related primarily to the restatement of our consolidated financial statements for the fiscal years 1995 through 2005.

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

        The Audit Committee has determined that the provision of non-audit services by Deloitte is compatible with maintaining Deloitte's independence. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by Deloitte. In other cases, the Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve certain additional services, and such pre-approvals are communicated to the full Committee at its next meeting. During fiscal year 2007, 100% of the services were pre-approved by the Audit Committee in accordance with this policy.

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

  3.
  Exhibits

Exhibit Numbers
3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)
3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)
3.3*	Bylaws of Coherent, Inc, as amended and restated on February 17, 2005 (Previously filed as Exhibit 3.3 to Form 10-K for the fiscal year ended October 2, 2004)
4.1*	Amended and Restated Common Shares Rights Agreement dated November 2, 1989 between Coherent and the Bank of Boston. (Previously filed as Exhibit 1 to Form 8-K/A filed on July 1, 1998)
10.1*‡	Employee Stock Purchase Plan, as amended. (Previously filed as Exhibit 10.11 to Form 10-K for the fiscal year ended September 29, 2001)
10.2*‡	Coherent Employee Retirement and Investment Plan. (Previously filed as Exhibit 10.23 to Form 8, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 25, 1982)
10.3*‡	1995 Stock Plan and forms of agreement. (Previously filed as Exhibit 10.34 to Form 10-K for the fiscal year ended September 28, 1996)
10.4*	1998 Director Option Plan. (Previously filed as Appendix B to Schedule 14A filed February 28, 2006)

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
10.7*	1990 Directors' Stock Option Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on May 1, 1996)
10.8*‡	Coherent, Inc. Management Transition Agreement by and between Coherent, Inc. and Bernard J. Couillaud. (Previously filed as Exhibit 10.13 to Form 10-K for the year ended September 28, 2002)
10.9*‡	Coherent, Inc. Management Transition Agreement by and between Coherent, Inc. and Robert J. Quillinan. (Previously filed as Exhibit 10.14 to Form 10-K for the year ended September 28, 2002)
10.10*‡	2001 Stock Plan (Previously filed as Exhibit 10.14 to Form 10-K for the year ended September 27, 2003)
10.11*‡	Change of Control Severance Plan, as amended and restated effective February 17, 2005 (Previously filed as Exhibit 10.14 to Form 10-K/A Amendment No. 3 for the year ended October 2, 2004).
10.12*‡	2006 Officer's Variable Compensation Plan (certain information redacted; confidential treatment requested) (Previously filed as Exhibit 10.12 to Form 10-K for the year ended September 30, 2006)
10.13*‡	2007 Officer's Variable Compensation Plan (certain information redacted; confidential treatment requested) (Previously filed as Exhibit 10.13 to Form 10-K for the year ended September 30, 2006)
10.14*‡	Offer Letter to Bret DiMarco (Previously filed as Exhibit 10.14 to Form 10-K for the year ended September 30, 2006)
10.15*‡	Supplementary Retirement Plan (Previously filed as Exhibit 10.5 to the Form 10-Q for the quarter ended April 1, 2006.)
10.16*‡	Deferred Compensation Plan (Previously filed as Exhibit 10.6 to the Form 10-Q for the quarter ended April 1, 2006.)
10.17*
Purchase Agreement dated March 7, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Previously filed as Exhibit 10.1 to the Form 10-Q for the quarter ended April 1, 2006.)
10.18*‡	Form of 2001 Stock Plan Restricted Stock Agreement (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended July 1, 2006.)
10.19*‡	2001 Stock Plan Amended Stock Option Agreement. (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended July 1, 2006.)
10.20*‡	2008 Officer's Variable Compensation Plan (A description of the summary of this exhibit was previously filed under item 5.02 of Form 8-K filed on December 19, 2007.)
21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

COHERENT, INC.
Date: February 5, 2008	/s/ JOHN R. AMBROSEO
	By:	John R. Ambroseo
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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ JOHN R. AMBROSEO John R. Ambroseo (Director and Principal Executive Officer)	February 5, 2008 Date
/s/ HELENE SIMONET Helene Simonet (Principal Financial and Accounting Officer)	February 5, 2008 Date
/s/ CHARLES W. CANTONI Charles W. Cantoni (Director)	February 5, 2008 Date
/s/ JOHN H. HART John H. Hart (Director)	February 5, 2008 Date
/s/ GARRY W. ROGERSON Garry W. Rogerson (Director)	February 5, 2008 Date
/s/ LAWRENCE TOMLINSON Lawrence Tomlinson (Director)	February 5, 2008 Date
/s/ SANDEEP VIJ Sandeep Vij (Director)	February 5, 2008 Date

STATEMENT OF MANAGEMENT RESPONSIBILITY

        Management is responsible for the preparation, integrity, and objectivity of the Consolidated Financial Statements and other financial information included in the Company's 2007 Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management. It is critical for investors and other users of the Consolidated Financial Statements to have confidence that the financial information that we provide is timely, complete, relevant and accurate

        Management, with oversight by the Company's Board of Directors, has established and maintains a corporate culture that requires that the Company's affairs be conducted to the highest standards of business ethics and conduct. Management also maintains a system of internal control that is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. This system is regularly monitored through direct management review, as well as extensive audits conducted by internal auditors throughout the organization.

        Our Consolidated Financial Statements as of and for the year ended September 29, 2007 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included an integrated audit under such standards.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coherent, Inc.:

        We have audited the accompanying consolidated balance sheets of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of September 29, 2007 and September 30, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 29, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2007 and September 30, 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the accompanying consolidated financial statements, on October 2, 2005, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of September 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2008 expressed unqualified opinions on management's assessment of the effectiveness of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 5, 2008

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 29, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$315,927	$445,231
Restricted cash	2,460	—
Short-term investments	45,896	48,767
Accounts receivable—net of allowances of $2,918 in 2007 and $3,275 in 2006	102,314	111,446
Inventories	112,893	101,494
Prepaid expenses and other assets	50,244	21,256
Deferred tax assets	35,844	29,201

Total current assets	665,578	757,395
Property and equipment, net	104,305	148,592
Restricted cash, non-current	—	3,709
Goodwill	83,376	71,871
Intangible assets, net	35,570	38,863
Other assets	58,771	62,094

Total assets	$947,600	$1,082,524

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$9	$8
Accounts payable	27,849	29,498
Income taxes payable	17,829	17,720
Other current liabilities	83,058	79,352

Total current liabilities	128,745	126,578

Long-term obligations	21	1,276
Other long-term liabilities	47,848	37,419
Convertible subordinated notes	—	199,747
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, par value $.01:
Authorized—500,000 shares;
Outstanding—31,552 shares in 2007 and 31,412 shares in 2006	313	311
Additional paid-in capital	380,516	367,290
Notes receivable from stock sales	—	(324)
Accumulated other comprehensive income	70,672	46,693
Retained earnings	319,485	303,534

Total stockholders' equity	770,986	717,504

Total liabilities and stockholders' equity	$947,600	$1,082,524

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	September 29, 2007	September 30, 2006	October 1, 2005
Net sales	$601,153	$584,652	$516,252
Cost of sales	351,145	328,539	298,559

Gross profit	250,008	256,113	217,693

Operating expenses:
Research and development	74,590	73,051	57,422
In-process research and development	2,200	690	1,577
Selling, general and administrative	153,697	132,545	115,711
Restructuring and other charges (recoveries)	(74)	97	(61)
Acquisition-related expenses	322	5,857	—
Amortization of intangible assets	8,152	9,207	7,572

Total operating expenses	238,887	221,447	182,221

Income from operations	11,121	34,666	35,472
Other income (expense):
Interest and dividend income	23,136	15,144	5,085
Interest expense	(10,849)	(4,453)	(1,970)
Other—net	5,515	824	2,433

Total other income, net	17,802	11,515	5,548

Income before income taxes and minority interest	28,923	46,181	41,020
Provision for income taxes	12,972	787	2,786

Income before minority interest	15,951	45,394	38,234
Minority interest in subsidiaries' losses, net of taxes	—	—	180

Net income	$15,951	$45,394	$38,414

Net income per share:
Basic	$0.51	$1.47	$1.25

Diluted	$0.50	$1.44	$1.23

Shares used in computation:
Basic	31,398	30,973	30,756

Diluted	32,024	31,567	31,224

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three Years in the Period Ended September 29, 2007
(In thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Deferred Stock Comp.	Notes Rec. From Stock Sales	Accum. Other Comp. Income (Loss)	Retained Earnings	Total
Balances, October 2, 2004	30,392	$302	$333,362	$(1,623)	$(758)	$37,695	$219,726	$588,704
Components of comprehensive income:
Net income	—	—	—	—	—	—	38,414	38,414
Translation adjustment, net of tax	—	—	—	—	—	(5,402)	—	(5,402)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	(287)	—	(287)
Net gain on derivative instruments, net of tax	—	—	—	—	—	8	—	8

Total comprehensive income								32,733
Issuance of stock options in exchange for services	—	—	96	—	—	—	—	96
Amortization, issuance and forfeitures of restricted stock	83	—	3,198	(2,762)	—	—	—	436
Stock-based compensation expense for fixed awards	—	—	457	(349)	—	—	—	108
Amortization of deferred stock-based compensation expense	—	—	—	1,035	—	—	—	1,035
Sales of shares under Employee Stock Option Plan	484	5	10,839	—	—	—	—	10,844
Sales of shares under Employee Stock Purchase Plan	214	2	4,440	—	—	—	—	4,442
Tax benefit of Employee Stock Option Plan	—	—	838	—	—	—	—	838
Collection of notes receivable	—	—	—	—	434	—	—	434

Balances, October 1, 2005	31,173	309	353,230	(3,699)	(324)	32,014	258,140	639,670
Components of comprehensive income:
Net income	—	—	—	—	—	—	45,394	45,394
Translation adjustment, net of tax	—	—	—	—	—	14,681	—	14,681
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	19	—	19
Net gain (loss) on derivative instruments, net of tax	—	—	—	—	—	(21)	—	(21)

Total comprehensive income								60,073
Effect on deferred stock compensation upon adoption of SFAS 123(R)	—	—	(3,699)	3,699	—	—	—	—
Amortization, issuance and forfeitures of restricted stock	51	—	2,059	—	—	—	—	2,059
Sales of shares under Employee Stock Option Plan	722	7	19,598	—	—	—	—	19,605
Sales of shares under Employee Stock Purchase Plan	188	2	4,653	—	—	—	—	4,655
Stock compensation expense	—	—	12,403	—	—	—	—	12,403
Tax benefit of Employee Stock Option Plan	—	—	1,289	—	—	—	—	1,289
Repurchases of Common Stock	(722)	(7)	(22,243)	—	—	—	—	(22,250)

Balances, September 30, 2006	31,412	311	367,290	—	(324)	46,693	303,534	717,504
Components of comprehensive income:
Net income	—	—	—	—	—	—	15,951	15,951
Translation adjustment, net of tax	—	—	—	—	—	23,755	—	23,755
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	187	—	187
Net gain (loss) on derivative instruments, net of tax	—	—	—	—	—	37	—	37

Total comprehensive income	—	—	—	—	—	—	—	39,930
Amortization, issuance and forfeitures of restricted stock	1		(225)	—	—	—	—	(225)
Sales of shares under Employee Stock Option Plan	52	1	1,260	—	—	—	—	1,261
Sales of shares under Employee Stock Purchase Plan	87	1	2,521	—	—	—	—	2,522
Stock compensation expense	—	—	9,648	—	—	—	—	9,648
Tax benefit of Employee Stock Option Plan	—	—	22	—	—	—	—	22
Collection of notes receivable	—	—	—	—	324	—	—	324

Balances, September 29, 2007	31,552	$313	$380,516	$—	$—	$70,672	$319,485	$770,986

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	September 29, 2007	September 30, 2006	October 1, 2005
Cash flows from operating activities:
Net income	$15,951	$45,394	$38,414
Adjustments to reconcile income from operations to net cash provided by operating activities:
Purchased in-process research and development	2,200	690	1,577
Non-cash restructuring and other charges (recoveries)	(128)	97	(61)
Depreciation and amortization	25,822	26,270	28,375
Amortization of intangible assets	8,152	9,207	7,572
Stock based compensation	9,937	13,995	1,675
Excess tax benefit from stock-based compensation arrangements	(77)	(858)
Tax benefit from employee stock options	22	1,289	838
Deferred income taxes	2,037	(16,484)	(11,896)
Loss on disposal of property and equipment	10,722	—	—
Minority interest in subsidiaries' losses	—	—	(180)
Equity in loss of joint ventures	—	90	1,577
Gain on sale of joint venture	—	—	(1,065)
Other non-cash expense (income)	506	641	(706)
Non-cash impact of sale of CIOL	(1,993)	—	—
Non-cash Excel acquisition cost write-off	491	1,945	—
Amortization of bond issue costs	5,139	624	56
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	12,211	(22,947)	11,867
Inventories	(8,377)	3,333	7,996
Prepaid expenses and other assets	(9,751)	191	3,748
Other assets	(5,208)	(2,973)	(2,305)
Accounts payable	(1,683)	9,834	(612)
Income taxes payable/receivable	(3,347)	(742)	6,738
Other current liabilities	3,356	6,839	(6,020)
Other long-term liabilities	637	2,347	5,167

Net cash provided by operating activities	66,619	78,782	92,755

Cash flows from investing activities:
Purchases of property and equipment	(21,693)	(17,225)	(17,809)
Proceeds from dispositions of property and equipment	24,630	1,806	793
Purchases of available-for-sale securities	(831,764)	(281,545)	(390,800)
Proceeds from sales and maturities of available-for-sale securities	834,635	366,185	340,468
Acquisition of businesses, net of cash acquired	(14,228)	(5,942)	(37,979)
Change in restricted cash	5	12,684	22,950
Premiums paid for life insurance contracts	(2,800)	—	(1,252)
Distributions from deferred compensation plan arrangements	—	—	851
Investment in joint venture	—		(803)
Proceeds from sale of joint venture	—	—	3,899
Other-net	3	(570)	(1,342)

Net cash provided by (used in) investing activities	(11,212)	75,393	(81,024)

(continued)

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended
	September 29, 2007	September 30, 2006	October 1, 2005
Cash flows from financing activities:
Long-term debt borrowings	$(200)	$1,387	$2
Long-term debt repayments	(200,002)	(155)	(14,995)
Short-term borrowings	—	—	3
Short-term repayments	—	(12,741)
Cash overdrafts increase (decrease)	(1,854)	493	394
Repayments of capital lease obligations	(7)	(2)	(241)
Repurchase of common stock	—	(22,250)	—
Proceeds received from issuance of convertible subordinated notes	—	200,000	—
Debt issuance costs	—	(5,612)	—
Issuance of common stock under employee stock option and purchase plans	3,783	24,260	15,286
Excess tax benefits from stock-based compensation arrangements	77	858	—
Collection of notes receivable from stock sales	324	—	434

Net cash provided by (used in) financing activities	(197,879)	186,238	883

Effect of exchange rate changes on cash and cash equivalents	13,168	7,311	(2,766)

Net increase (decrease) in cash and cash equivalents	(129,304)	347,724	9,848
Cash and cash equivalents, beginning of year	445,231	97,507	87,659

Cash and cash equivalents, end of year	$315,927	$445,231	$97,507

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,397	$4,360	$2,279
Income taxes	$17,038	$16,551	$10,276
Cash received during the year for:
Income taxes	$1,253	$888	$2,491
Noncash investing and financing activities:
Net issuances and retirements of restricted stock awards	$225	$48	$3,198
Unpaid property and equipment	$1,584	$1,241	$362
Borrowings under capital leases	$—	$35	$—

(concluded)

See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

        Founded in 1966, Coherent, Inc. provides photonics-based solutions for commercial and scientific research applications. We design and manufacture a diversified selection of photonics products and solutions, primarily lasers, precision optics and related accessories. Headquartered in Santa Clara, California, we have worldwide operations including research and development, manufacturing, sales, service and support capabilities.

2. SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

        Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2007, 2006 and 2005 ended on September 29, September 30 and October 1, respectively, and are referred to in these financial statements as fiscal 2007, fiscal 2006 and fiscal 2005 for convenience. All fiscal years included 52 weeks. The fiscal years of the majority of our international subsidiaries end on September 30. Accordingly, the financial statements of these subsidiaries as of that date and for the years then ended have been used for our consolidated financial statements. Management believes that the impact of the use of different year-ends is immaterial to our consolidated financial statements taken as a whole.

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

        As discussed later in this Note, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," on October 1, 2005 using the modified prospective transition method. Accordingly, our income before income taxes and minority interest includes pretax compensation cost for our option and employee stock purchase plans ("ESPP") of $7.4 million and $1.3 million, respectively, for fiscal 2007 and $10.5 million and $1.4 million, respectively, for fiscal 2006, which we recorded as a result of adopting SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated for such adoption.

Fair Value of Financial Instruments

        The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Short-term investments are comprised of available-for-sale securities, which are carried at fair value. Other non-current assets include trading securities related to our deferred compensation

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

plans, which are carried at fair value. The recorded carrying amount of our long-term obligations approximates fair value at fiscal 2007 year-end. Foreign exchange contracts are stated at fair value based on prevailing financial market information.

Cash Equivalents

        All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash equivalents.

Concentration of Credit Risk

        Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. At fiscal 2007 year-end, the majority of our short-term investments are in money market funds, federal agency obligations, corporate obligations and bank certificates of deposit. Cash equivalents and short-term investments are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. The majority of our accounts receivable are derived from sales to customers for commercial and scientific research applications. We perform ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. We maintain reserves for potential credit losses. Our products are broadly distributed and we had only one customer who accounted for more than 10% of accounts receivable at fiscal 2007 year-end. There were no customers who accounted for more than 10% of accounts receivable at fiscal 2006 year-end.

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

	Fiscal year-end
	2007	2006	2005
Beginning balance	$3,275	$3,136	$3,745
Additions charged to costs and expenses	1,698	3,378	2,358
Deductions from reserves	(2,055)	(3,239)	(2,967)

Ending balance	$2,918	$3,275	$3,136

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):

	Fiscal year-end
	2007	2006
Purchased parts and assemblies	$29,786	$17,365
Work-in-process	44,368	50,189
Finished goods	38,739	33,940

Inventories	$112,893	$101,494

Property and Equipment

        Property and equipment are stated at cost and are depreciated or amortized using the straight-line method. Cost, accumulated depreciation and amortization and estimated useful lives are as follows (in thousands):

	Fiscal year-end
	2007	2006	Useful Life
Land	$6,260	$19,060
Buildings and improvements	67,166	112,285	5-40 years
Equipment, furniture and fixtures	191,050	186,526	3-10 years
Leasehold improvements	13,630	12,866	Lesser of useful life or terms of lease

	278,106	330,737
Accumulated depreciation and amortization	(173,801)	(182,145)

Property and equipment, net	$104,305	$148,592

        In September 2007, we sold our Condensa building in Santa Clara, California for approximately $24.8 million, resulting in a capital gain of approximately $3.6 million. In the third quarter of fiscal 2007, as part of a plan to consolidate facilities, we moved our operations from that facility to other existing facilities and classified the property as held for sale. The net book value of the land was approximately $12.9 million and the net book value of the building and improvements was approximately $8.3 million. In September 2007, as part of a plan to consolidate facilities, we also sold our Auburn campus in Auburn, California, for approximately $9.8 million and incurred related expenses of $0.7 million, resulting in a capital loss of approximately $12.6 million. We have leased back a portion of the campus through September 2008. The net book value of the building and improvements was approximately $21.7 million. We have not recognized any tax benefit on the net capital loss of $9.0 million generated by the Condensa and Auburn transactions since it is not considered realizable. See Note 15.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligations

        SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. All of our existing asset retirement obligations are associated with commitments to return property subject to original condition upon lease termination at various sites and costs to clean up and dispose of certain fixed assets at our Finland site. We estimated that as of fiscal 2007 year-end, gross expected future cash flows of $1.6 million would be required to fulfill these obligations.

        The following table reconciles changes in our asset retirement liability, which is reported in other long-term liabilities on our consolidated balance sheets, for fiscal 2007 and 2006 (in thousands):

Asset retirement liability as of October 1, 2005	$1,674
Adjustment to asset retirement obligations recognized	(153)
Accretion recognized	90
Changes due to foreign currency exchange	154

Asset retirement liability as of September 30, 2006	$1,765
Additional obligation	46
Adjustment to asset retirement obligations recognized	(716)
Accretion recognized	152
Changes due to foreign currency exchange	9

Asset retirement liability as of September 29, 2007	$1,256

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

Goodwill

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (see Note 6). Under SFAS 142, goodwill is tested for impairment by comparing the respective fair value with the respective carrying value of the reporting unit. Fair value is

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

determined using a discounted cash flow methodology. Absent any impairment indicators, we perform our annual impairment tests during the fourth quarter of each fiscal year.

Intangible Assets

        Intangible assets, including acquired existing technology, customer lists, trade name, non-compete agreements, patents and order backlog are amortized on a straight-line basis over estimated useful lives of one year to fifteen years.

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

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        We treat third party and government funding of our research and development activity, where we are the primary beneficiary of such work conducted, as a credit to research and development cost. Amounts offset against research and development costs were not material in any of the periods presented.

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

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Forwards not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. Changes in fair value of these derivatives are recognized in other income (expense).

Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and is presented in our Consolidated Statements of Stockholders' Equity and in Note 13, "Accumulated Other Comprehensive Income (Loss)."

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

        In September 2004, the Emerging Issues Task Force ("EITF") reached final consensus on EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", that contingently convertible debt should be treated as convertible debt and included in the calculation of diluted earnings per share ("EPS"). The assumed proceeds from our $200.0 million 2.75% convertible subordinated notes (see Note 9) under the treasury stock method were calculated by subtracting the aggregate weighted-average conversion price from the average market price of the shares related to the contingently convertible debt. As the market price for our shares did not reach the conversion price at any point during fiscal 2007 or 2006 while the contingently convertible debt was outstanding, there was no dilutive effect in our diluted EPS calculation under the treasury stock method. Therefore we did not include any shares related to the convertible subordinated notes, in accordance with the provisions of EITF No. 90-19, "Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion" and SFAS No. 128, "Earnings Per Share".

        The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Fiscal
	2007	2006	2005
Weighted average shares outstanding(1)—Basic	31,398	30,973	30,756
Dilutive effect of employee stock plans	626	594	468

Weighted average shares outstanding—Diluted	32,024	31,567	31,224

Net income	$15,951	$45,394	$38,414

Net income—basic	$0.51	$1.47	$1.25
Net income—diluted	$0.50	$1.44	$1.23

    (1)
    Net of restricted stock

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        A total of 1,369,385, 850,774 and 1,449,215 potentially dilutive securities have been excluded from the dilutive share calculation for fiscal 2007, 2006 and 2005, respectively, as their effect was anti-dilutive.

Stock-Based Compensation

        Our stock-based employee compensation plans are described in Note 12 "Employee Stock Option and Benefit Plans". Prior to fiscal 2006, our stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

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

        Effective October 2, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the fair value at the applicable grant date estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), the ESPP is considered a compensatory plan and we are required to recognize compensation cost for grants made under the ESPP. We recognize compensation expense for share-based payment awards on a straight-line basis over the respective requisite service period of the awards, with the exception of our performance restricted stock plan.

        As a result of adopting SFAS 123(R) on October 2, 2005, our net income for fiscal 2007 and 2006 was $5.1 million and $7.1 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Net income per basic share and net income per diluted share for fiscal 2007 were both $0.16 lower for fiscal 2007, and net income per basic share and net income per diluted share 2006 were both $0.22 lower for fiscal 2006, than if we had not adopted SFAS 123(R).

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        See Note 12 "Employee Stock Option and Benefit Plans" for information on the impact of our adoption of SFAS 123(R) and the assumptions used to calculate the fair value of share-based employee compensation.

Advertising Costs

        Advertising costs are expensed as incurred and were $2.6 million, $2.4 million and $2.6 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

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

        Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $57.0 million at fiscal 2007 year end. In addition to federal income taxes (which are not practicably determinable), withholding taxes of approximately $2.4 million would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

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

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In June 2006, the FASB ratified the consensus on Emerging Issues Task Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-3") which requires a policy be adopted to present externally imposed taxes on revenue-producing transactions on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this issue would include taxes that are imposed on a revenue transaction between a seller and a customer. EITF 06-3 is effective in interim and annual financial periods beginning with our fiscal year beginning September 30, 2007. The adoption of EITF 06-3 is not expected to have a material impact on our consolidated financial statements.

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

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the Company's fiscal year end. SFAS 158 was effective as of the end of our fiscal year ending September 29, 2007, except for the measurement date provision, which is effective for our fiscal year ending October 3, 2009. The adoption of SFAS 158 did not have a material impact on our consolidated financial position and results of operations.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In September 2006, the SEC issued Staff Accounting Bulletin SAB 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108") addressing how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC Staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 also describes the circumstances where it would be appropriate for a registrant to record a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial as well as the required disclosures to investors. SAB 108 was effective for us for fiscal year 2007. The adoption of SAB 108 did not have a material impact on our consolidated financial position and results of operations.

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

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING AND OTHER CHARGES (RECOVERIES)

        At fiscal 2007 and 2006 year-ends, we had $0.5 million and $1.6 million, respectively, accrued as a current liability on our consolidated balance sheet for restructuring charges. The following table sets forth an analysis of the components of the restructuring charges, payments made against the accrual and other provisions (reversals) for fiscal 2007 and 2006 (in thousands):

Facilities Related Charges
Balance, October 1, 2005	$2,497
Provision	1,100
Deductions for rent payments	(1,981)

Balance, September 30, 2006	1,616
Provision	406
Deductions for rent payments	(1,546)

Balance, September 29, 2007	476

        The current year decrease is due to lower adjustments to the estimated contractual obligation for lease and other facility costs of a previously vacated building, net of estimated sublease income. The remaining restructuring accrual balance for facilities related charges (net of estimated sublease income) resulted in cash expenditures of approximately $0.5 million in the first quarter of fiscal 2008 as we terminated the lease and paid the remaining lease liability in full.

4. BUSINESS COMBINATIONS

Nuvonyx, Inc.

        On April 24, 2007, we acquired Nuvonyx, Inc., a technology leader in high-power laser diode components, arrays, and industrial laser systems for materials processing and defense applications for approximately $14.0 million in cash, net of acquisition costs of $0.3 million. Nuvonyx produces high power arrays with powers in excess of 50 Kilowatts through its proprietary cooling and stacking technologies. The industrial laser systems are used for cladding and hardening of metals, joining materials, and other materials processing applications. We have accounted for the acquisition of Nuvonyx's assets as a business combination and the operating results of Nuvonyx have been included in

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS (Continued)

our consolidated financial statements from the date of acquisition. Our allocation of the purchase price is as follows (in thousands):

Tangible assets	$5,345
Goodwill	6,882
In-process research and development (IPR&D)	2,200
Intangible assets:
Existing technology	1,800
Customer lists	900
Non-compete agreements	140
Backlog	60
Trade name	20
Deferred tax liabilities	(1,256)
Liabilities assumed	(1,826)

Total	$14,265

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

        At the date of acquisition, we immediately charged $2.2 million to expense, representing purchased IPR&D related to two development projects that had not yet reached technological feasibility and had, in management's opinion, no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the net cash flows from such project, and discounting the net cash flows back to its present value. Separate projected cash flows were prepared for both the existing, as well as the in-process projects. The key assumptions used in the valuation include, among others, the expected completion date of the in-process project identified as of the acquisition date, the estimated costs to complete the project, revenue contribution and expense projection assuming the resulting products have entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations was obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability level of such technology, and the uncertainty of technological advances that could potentially impact the estimates. Projected net cash flows were based on estimates of revenue and operating profit (loss) of the project. One project is expected to become commercially viable in fiscal 2008 with approximately $0.6 million of estimated expenditures to complete and the other is expected to become commercially viable in fiscal 2009 with approximately $2.5 million of estimated expenditures to complete.

        Unaudited pro forma results of operations had the acquisition taken place at the beginning of fiscal 2007 would have resulted in net sales of $606.1 million, net income of $16.4 million, and net income per basic and diluted share of $0.52 and $0.51, respectively, for fiscal 2007. Unaudited pro forma results of operations had the acquisition taken place at the beginning of fiscal 2006 would have

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS (Continued)

resulted in net sales of $589.9 million, net income of $41.5 million, and net income per basic and diluted share of $1.34 and $1.31, respectively, for fiscal 2006.

        These unaudited pro forma results are not necessarily indicative of the results that actually would have been obtained had the acquisition been in effect for the periods described or that may be obtained in the future.

Excel Technology, Inc.

        On February 21, 2006, we entered into a definitive agreement to acquire Excel Technology, Inc. ("Excel"), a manufacturer of photonics-based solutions, consisting of laser systems and electro-optical components, primarily for industrial, commercial, and scientific applications. The acquisition was to be an all-cash transaction at a price of $30.00 per share of Excel Technology, Inc. common stock, for a total approximate offer value of $376 million before fees and transaction costs. The completion of the acquisition was subject to customary closing conditions, including regulatory approvals. On October 25, 2006 we received a prohibition order from the German Federal Cartel Office (FCO) regarding our proposed acquisition. The acquisition had previously been approved by antitrust authorities in the United States. None of the multiple remedy proposals offered by Coherent to the FCO addressing the overlap in the low-power carbon-dioxide laser market were satisfactory to the FCO. On November 1, 2006, we received notice from Excel that it was terminating the merger agreement. As a result, our fiscal 2006 results include a charge of $5.9 million for previously capitalized costs related to the terminated merger agreement, and our fiscal 2007 results include a pretax charge of $0.3 million for additional costs incurred during the period related to the terminated merger agreement.

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

        The goodwill recognized from this acquisition resulted primarily from anticipated increases in market share from implementing the acquired technology into our core products and has been included in our Commercial Lasers and Components segment. All of the goodwill from this purchase is expected to be deductible for tax purposes. The existing technology is being amortized over an estimated useful life of eight years.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS (Continued)

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

        The goodwill recognized from this acquisition resulted primarily from anticipated increases in market share and synergies of combining this entity and was allocated $10.3 million to what is now our Specialty Lasers and Systems segment and $1.0 million to what is now our Commercial Lasers and

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS (Continued)

Components segment. None of the goodwill from this purchase is deductible for tax purposes. The identifiable intangible assets are being amortized over their respective estimated useful lives of one to nine years.

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

        The difference between the purchase price of the minority interest of $63.7 million (including acquisition costs of $3.0 million) and the carrying value of the minority interest of $56.3 million was

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS (Continued)

recorded as an adjustment of the carrying value of the assets of Lambda Physik (the "step acquisition adjustment"), $49.7 million of which was recorded in fiscal 2003. The fiscal 2005 step acquisition adjustments were recorded based on the proportion of the minority interest acquired and was accounted for as follows (in thousands):

Fiscal 2005
Reduction in carrying value of minority interest acquired	$6,267
Tangible assets	133
Adjustment to existing goodwill of Lambda Physik	—
Goodwill	4,970
Deferred tax liabilities	(808)
Intangible assets:
Existing technology	1,085
Trade name	367
Backlog	161
Customer base	—
Patents	—
Other	13

Total	$12,188

        The goodwill recognized from this acquisition has been included in our Specialty Lasers and Systems segment.

        At fiscal 2007 year-end, we had $2.5 million remaining in an escrow account that will be applied towards remaining close out costs for the acquisition and the amount is included in current restricted cash on our consolidated balance sheet. At fiscal 2006 year-end, we had $2.5 million remaining in an escrow account that will be applied towards remaining close out costs for the acquisition and the amount was included in non-current restricted cash.

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

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. SHORT-TERM INVESTMENTS (Continued)

        Cash, cash equivalents and short-term investments consist of the following (in thousands):

	Fiscal 2007 Year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$318,352	$35	$—	$318,387

Less: restricted cash				(2,460)

				$315,927

Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$6,036	$7	$—	$6,043
Corporate notes and obligations	39,740	132	(19)	39,853

Total short-term investments	$45,776	$139	$(19)	$45,896

	Fiscal 2006 Year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$448,940	$—	$—	$448,940

Less: restricted cash				(3,709)

				$445,231

Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$18,125	$131	$(87)	$18,169
State and municipal obligations	16,130	237	(30)	16,337
Corporate notes and obligations	14,235	59	(33)	14,261

Total short-term investments	$48,490	$427	$(150)	$48,767

        At fiscal 2007 year-end, $2.5 million of cash and cash equivalents were restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik (see Note 4). At fiscal 2006 year-end, $2.5 million of cash and cash equivalents were restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik and $1.2 million were restricted pursuant to an outstanding long-term debt arrangement at a subsidiary.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. SHORT-TERM INVESTMENTS (Continued)

        The amortized cost and estimated fair value of available-for-sale investments in debt securities at fiscal 2007 and 2006 year-ends, classified as short-term investments on our consolidated balance sheet, were as follows (in thousands):

	Fiscal Year-end
	2007		2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$39,937	$39,981	$43,931	$44,192
Due in 1 to 5 years	2,399	2,409	4,225	4,240
Due in 5 to 10 years	—	—	—	—
Due beyond 10 years	3,440	3,506	334	335

Total investments in available-for-sale debt securities	$45,776	$45,896	$48,490	$48,767

        During fiscal 2007, we received proceeds totaling $310.1 million from the sale of available-for-sale securities and realized gross losses of less than $0.1 million. During fiscal 2006, we received proceeds totaling $133.0 million from the sale of available-for-sale securities and realized gross losses of $0.3 million.

        The following table shows the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by the investment category and length of time that the individual securities have been in a continuous unrealized loss position at fiscal 2007 year-end:

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency obligations	$14,889	$—	$—	$—	$14,889	$—
State and municipal obligations	—	—	—	—	—	—
Corporate notes and obligations	15,750	(14)	2,002	(5)	17,752	(19)

Total	$30,639	$(14)	$2,002	$(5)	$32,641	$(19)

        U.S. Treasury and agency obligations:    The unrealized losses on our investments in U.S. Treasury and agency obligations were caused by interest rate increases. Because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at fiscal 2007 year-end.

        Corporate notes and obligations:    Our corporate notes and obligations of $17.8 million which are in an unrealized loss position relate primarily to investments in corporate bonds. The credit ratings of the investments in the bonds range from AAA to A1(S&P and Moody's) and therefore the decline in the market value is attributable to change in interest rates and not credit quality and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investments to be other-than-temporarily impaired at fiscal 2007 year-end.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill by segment for fiscal 2007 and 2006 are as follows (in thousands):

	Commercial Lasers and Components	Specialty Laser Systems	Total
Balance as of October 1, 2005	$15,702	$52,395	$68,097
Acquisition related	946	867	1,813
Translation adjustments and other	165	1,796	1,961

Balance as of September 30, 2006	16,813	55,058	71,871
Acquisition related	6,882	—	6,882
Translation adjustments and other	396	4,227	4,623

Balance as of September 29, 2007	$24,091	$59,285	$83,376

        The components of our amortizable intangible assets are as follows (in thousands):

	Fiscal 2007 Year-end			Fiscal 2006 Year-end
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$54,091	$(26,955)	$27,136	$50,487	$(20,602)	$29,885
Patents	10,184	(6,943)	3,241	9,106	(5,391)	3,715
Drawings	1,390	(1,390)	—	1,243	(1,243)	—
Order backlog	4,907	(4,864)	43	4,344	(4,344)	—
Customer lists	5,366	(2,562)	2,804	4,213	(1,805)	2,408
Trade name	3,754	(1,751)	2,003	3,365	(1,217)	2,148
Non-compete agreement	2,408	(2,065)	343	2,084	(1,377)	707

Total	$82,100	$(46,530)	$35,570	$74,842	$(35,979)	$38,863

        The weighted average remaining amortization period for existing technology, patents, trade name, customer lists and non-compete agreements are approximately 5 years, 3 years, 5 years, 5 years and 1 years, respectively. Amortization expense for intangible assets during fiscal years 2007, 2006 and 2005 was $8.2 million, $9.2 million and $7.6 million, respectively. Estimated amortization expense for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2008	$8,472
2009	7,846
2010	6,456
2011	5,057
2012	3,332
Thereafter	4,407

Total	$35,570

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. BALANCE SHEET DETAILS

        Prepaid expenses and other assets consist of the following (in thousands):

	Fiscal Year-end
	2007	2006
Prepaid and refundable income taxes	$8,616	$5,060
Prepaid debt issuance costs	—	1,134
Prepaid expenses and other	41,628	15,062

Total prepaid expenses and other assets	$50,244	$21,256

        Other assets consist of the following (in thousands):

	Fiscal Year-end
	2007	2006
Assets related to deferred compensation arrangements (see Note 12)	$30,706	$23,069
Deferred tax assets	25,165	32,717
Prepaid debt issuance costs	—	3,875
Other assets	2,900	2,433

Total other assets	$58,771	$62,094

        Other current liabilities consist of the following (in thousands):

	Fiscal Year-end
	2007	2006
Accrued payroll and benefits	$28,247	$30,661
Accrued expenses and other	18,471	21,106
Reserve for warranty	13,660	11,462
Other taxes payable	9,840	3,935
Customer deposits	1,868	2,740
Accrued restructuring charges (Note 3)	476	1,616
Deferred income	10,496	7,832

Total other current liabilities	$83,058	$79,352

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

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. BALANCE SHEET DETAILS (Continued)

        Components of the reserve for warranty costs during fiscal 2007, 2006 and 2005 were as follows (in thousands):

	Fiscal
	2007	2006	2005
Beginning balance	$11,462	$10,424	$10,638
Additions related to current period sales	21,423	19,540	14,979
Warranty costs incurred in the current period	(20,157)	(18,636)	(16,412)
Accruals resulting from acquisitions	247	—	1,224
Adjustments to accruals related to prior period sales	685	134	(5)

Ending balance	$13,660	$11,462	$10,424

        Other long-term liabilities consist of the following (in thousands):

	Fiscal Year-end
	2007	2006
Deferred compensation (see Note 12)	$31,336	$28,017
Deferred tax liabilities	10,433	684
Deferred income	1,585	4,390
Asset retirement liability (see Note 2)	1,256	1,765
Other long-term liabilities	3,238	2,563

Total other long-term liabilities	$47,848	$37,419

8. SHORT-TERM BORROWINGS

        We have several foreign lines of credit that allow us to borrow in the applicable local currency. At September 29, 2007, these lines of credit totaled $11.4 million, of which $11.3 million was unused and available. Our foreign lines of credit are concentrated in Europe and Japan and are principally unsecured. All of our lines of credit generally provide borrowings at the bank reference rate or better, which varies depending on the country where the funds are borrowed.

9. LONG-TERM OBLIGATIONS AND CONVERTIBLE SUBORDINATED NOTES

        The components of long-term obligations are as follows (in thousands):

	Fiscal Year-end
	2007	2006
Notes payable	$—	$1,251
Capital leases	30	33

	30	1,284
Current portion	(9)	(8)

Long-term obligations	$21	$1,276

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM OBLIGATIONS AND CONVERTIBLE SUBORDINATED NOTES (Continued)

Notes payable

        At fiscal 2007 year-end, notes payable consist of a capital lease obligation of less than $0.1 million. At fiscal 2006 year-end, notes payable consisted of $1.3 million of unsecured notes (at 4.0%) at a subsidiary which were repaid in the fourth quarter of fiscal 2007.

Convertible Subordinated Notes

        In March 2006, we issued $200.0 million of 2.75% convertible subordinated notes due March 2011. The notes are unsecured and subordinate to all existing and future senior debt. The maturity date for these notes was on March 1, 2011, unless earlier redeemed or converted. Interest on the notes was payable in cash semi-annually in arrears on March 1 and September 1 of each year.

        On December 15, 2006, we received a letter from U.S. Bank National Association ("the trustee") for the holders of the outstanding principal amount of 2.75% convertible subordinated notes due 2011 stating that we had violated certain provisions in the indenture dated March 13, 2006 (the "Indenture") as a result of our failure to file our annual report for fiscal 2006 with the SEC. The Indenture provided that such a default could be cured by making that filing with the SEC within 60 days after the receipt by us of the notice of default. The Indenture also provided that such a default, if not cured by that date, would give certain holders and the trustee the right to accelerate the maturity of the notes. We did not cure the default within 60 days after the receipt by us of the notice of default. On August 17, 2007, as amended by an addendum delivered on August 20, 2007, we received a letter from the trustee under that Indenture declaring the principal amount and accrued and unpaid interest, plus additional interest under the Notes, to be immediately due and payable pursuant to the Indenture due to our failure to file reports required to be filed with the SEC and delivered to the trustee under the Indenture and Sections 13 and 15(d) of the Securities Exchange Act of 1934. The aggregate amount due and payable under the Notes including interest was $203.0 million, which we paid on August 21, 2007. In connection therewith, we also recorded a charge of $2.6 million to write off unamortized capitalized deferred issuance costs.

10. COMMITMENTS AND CONTINGENCIES

Commitments

        We lease several of our facilities under operating leases.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum payments under our non-cancelable leases and future minimum lease receivables under subleases at September 29, 2007 are as follows (in thousands):

Fiscal	Operating Leases	Lease Receivables
2008	$8,772	$122
2009	6,134	39
2010	3,582	—
2011	2,730	—
2012	2,544	—
Thereafter	4,587	—

Total	$28,349	$161

        Rent expense, exclusive of sublease income, was $9.5 million, $9.4 million and $8.0 million in fiscal 2007, 2006 and 2005, respectively. Sublease income was $0.8 million, $1.4 million and $1.3 million for fiscal years 2007, 2006 and 2005, respectively.

        In September 1988, we entered into several patent license agreements with Patlex Corporation ("Patlex") for certain laser-related patents owned by Dr. Gordon Gould that had been assigned to Patlex. Under the terms of the agreements, we were required to pay royalties to Patlex ranging from 3.5% to 5.0% for specified categories of domestic sales and 2.0% of specified categories for foreign sales, subject to certain exceptions and limitations. Royalty expense under these agreements was $0.2 million in fiscal 2005. The patents expired on various dates through May 2005.

        As of September 29, 2007, we had total purchase commitments for inventory of approximately $17.5 million and purchase obligations for fixed assets and services of $5.1 million compared to $15.7 million of purchase commitments for inventory and $5.9 million of purchase obligations for fixed assets and services at fiscal 2006 year-end.

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

        Derivative Lawsuits—Between February 15, 2007 and March 2, 2007, three purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of Coherent's current and former officers and directors. Coherent is named as a nominal defendant. The complaints generally allege that the defendants breached their fiduciary duties and violated the securities laws in connection with the granting of stock options, the accounting treatment for such grants, and the issuance of allegedly misleading public statements and stock sales by certain of the individual defendants. On May 29, 2007, these lawsuits were consolidated under the caption In re Coherent, Inc. Shareholder Derivative Litigation, Lead Case No. C-07-0955-JF (N.D. Cal.). On June 25, 2007, plaintiffs filed an amended consolidated complaint. The consolidated complaint

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

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

11. STOCKHOLDERS' EQUITY

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

        In September 2005, our Board of Directors authorized a share repurchase program of up to 1.5 million shares of our common stock. Under the terms of the repurchase program, purchases may be made from time to time in both the open market and in private transactions, as conditions warrant. During fiscal 2006, we purchased and cancelled a total of 721,942 shares of our common stock for approximately $22.3 million. There were no purchases during fiscal 2007 as the program was suspended during the first quarter of fiscal 2007 due to an internal stock option investigation and the repurchase program was terminated effective September 30, 2007.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE STOCK OPTION AND BENEFIT PLANS

Deferred Compensation Plans

        Under our deferred compensation plans ("plans"), qualified employees are permitted to make compensation deferrals up to established limits set under the plans. Asset investments in Company-owned life insurance contracts held under the plans are recorded at the cash surrender value of the insurance contracts. Asset investments in mutual funds and cash are recorded at their respective fair values. Life insurance premiums loads, policy fees and cost of insurance that are paid from the asset investments and gains and losses from the asset investments for these plans are recorded as components of other income or expense. Increases in the obligation to plan participants are recorded as operating expenses. At fiscal 2007 year-end, the cash surrender value of Company-owned life insurance contracts was $19.9 million and the fair value of mutual funds and cash balances was $13.0 million and $0.1 million, respectively. At fiscal 2007 year-end, $30.7 million was recorded as non-current other assets (see Note 7) and $2.3 million was recorded as current assets. At fiscal 2006 year-end, the cash surrender value of Company-owned life insurance contracts was $15.6 million and the fair values of mutual funds and cash balances were $9.3 million and $0.1 million, respectively. At fiscal 2006 year-end, $23.1 million was recorded as non-current other assets (see Note 7) and $1.9 million was recorded as current assets. Liabilities associated with participant balances under our deferred compensation plans are affected by individual contributions and distributions made, as well as gains and losses on the participant's investment allocation election. We do not contribute to participant balances.

Coherent Employee Retirement and Investment Plan

        Under the Coherent Employee Retirement and Investment Plan, we match employee contributions to the plan up to a maximum of 6% of the employee's individual earnings. Employees become eligible for participation on their first day of employment and for Company matching contributions after completing one year of service. Our contributions (net of forfeitures) during fiscal 2007, 2006, and 2005 were $4.1 million, $4.1 million and $3.8 million, respectively.

Special Committee Review of Historical Stock Option Practices

        A Special Committee was established by our Board of Directors in 2006 to conduct an independent investigation relating to our historical stock option practices. We requested the independent review following an internal review of our historical stock option practices, which was a voluntary review initiated in light of news of the option practices of numerous companies across several industries. The Special Committee, comprised of three independent members of our Board of Directors, retained independent outside counsel and forensic accountants to assist in conducting the investigation. Together with its independent counsel, the Special Committee conducted an extensive review of historical stock option practices. During the period of this review, grant and exercise activities in our Employee Stock Purchase Plan and Stock Option Plans were suspended.

Employee Stock Purchase Plan

        We have an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. During fiscal 2007, 2006 and 2005, a total of 87,191, 188,053 and 214,494

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

shares, respectively, were purchased by and distributed to employees at an average price of $28.93, $24.75 and $20.72 per share, respectively. At fiscal 2007 year-end, we had 224,536 shares of our common stock reserved for future issuance under the plan.

        During the second quarter of fiscal 2007, the stock purchase plan was suspended and employee contributions made to date were returned while the Special Committee conducted a voluntary review of our historical stock option practices. The remaining unamortized expense of $0.5 million was recognized in the second quarter of fiscal 2007.

Stock Option Plans

        We have two Stock Option Plans for which all service providers are eligible participants and a non-employee Directors' Stock Option Plan for which only non-employee directors are eligible participants. The Directors' Stock Option Plan is designed to work automatically without administration, however to the extent administration is necessary, it will be performed by the Board of Directors. Under these three plans, Coherent may grant options to purchase up to an aggregate of 5,500,000, 6,300,000 and 681,000 shares of common stock, respectively, of which no, 3,887,448 and 192,000, respectively remain available for grant at fiscal 2007 year-end. Employee options are generally exercisable between two and four years from the grant date at a price equal to the fair market value of the common stock on the date of the grant and generally vest 25% to 50% annually. The Company settles stock option exercises with newly issued shares of common stock. Grants under employee plans expire six years from the original grant date. Director options are automatically granted to our non-employee directors. Such directors initially receive a stock option for 24,000 shares exercisable over a three-year period and an award of restricted stock units of 2,000 shares. Additionally, the non-employee directors receive an annual grant of 6,000 shares exercisable as to 50% of the shares on the day prior to each of the next two annual stockholder meetings. Grants under director plans expire ten years from the original grant date. In addition, each non-employee director receives an annual grant of 2,000 shares of restricted stock units that vest on the day prior to the annual stockholder meeting held in the third calendar year following the date of grant.

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

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

        Expected Dividend—The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

        The fair values of the Company's stock options granted to employees and shares purchased under the stock purchase plan for fiscal 2007, 2006 and 2005 were estimated using the following weighted-average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	Fiscal			Fiscal
	2007	2006	2005	2007	2006	2005
Expected life in years	4.4	4.9	3.0	0.5	0.5	0.5
Expected volatility	34.2%	35.2%	41.4%	29.0%	33.1%	34.8%
Risk-free interest rate	4.7%	4.9%	3.7%	5.1%	4.3%	2.6%
Expected dividends	none	none	none	none	none	none
Weighted average fair value	$12.04	$12.91	$10.98	$8.43	$8.32	$6.97

Stock Compensation Expense

        The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for fiscal 2007 and 2006 (in thousands):

	Fiscal 2007	Fiscal 2006
Cost of sales	$1,809	$1,261
Research and development	1,899	2,300
Selling, general and administrative	6,666	10,419
Income tax benefit	(3,204)	(5,408)

	$7,170	$8,572

        Total stock-based compensation cost capitalized as part of inventory during fiscal 2007 was $1.3 million. $1.6 million was amortized into income during fiscal 2007, which included amounts capitalized in fiscal 2007 and amounts carried over from fiscal 2006. Total stock-based compensation cost capitalized as part of inventory during fiscal 2006 was $1.5 million, of which $1.1 million was amortized into income in fiscal 2006. As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

        At fiscal 2007 year-end, the total compensation cost related to unvested stock-based awards granted to employees under the Company's stock option plans but not yet recognized was approximately $4.1 million, net of estimated forfeitures of $0.3 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.0 years and will be adjusted for subsequent changes in estimated forfeitures.

        At fiscal 2007 year-end, there was no unrecognized compensation cost related to options to purchase common shares under the ESPP.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

        In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee's exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During fiscal 2007 and 2006, we recorded approximately $0.1 million and $0.9 million, respectively, of excess tax benefits as cash flows from financing activities.

        During 2007, our Board of Directors approved an extension of the exercise period to December 31, 2007 for 210,088 fully vested stock options previously granted by the Company to employees. As a result, we recorded approximately $0.5 million in compensation expense related to the stock option modification during fiscal 2007. During fiscal 2007, we recorded $0.2 million in compensation expense for cash payments to employees for options that were not able to be exercised due to the internal stock option investigation.

Stock Options & Awards Activity

        The following is a summary of option activity for our Stock Option Plans for the year ended September 29, 2007 (in thousands, except per share amounts and remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2006	3,823	$29.15
Granted	25	33.87
Exercised	(53)	24.13
Forfeitures	(99)	31.26
Expirations	(500)	33.37

Outstanding at September 29, 2007	3,196	$28.54	2.6	$12,928

Vested and expected to vest at September 29, 2007	3,183	$28.53	2.6	$12,927

Exercisable at September 29, 2007	2,865	$27.99	2.3	$12,867

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 2.1 million options that were in-the-money at fiscal 2007 year-end. During fiscal 2007, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company's stock option plans were $0.5 million, $5.8 million and $4.8 million, respectively, determined as of the date of option exercise.

        Under one of our Stock Option Plans, certain employees and non-employee directors are eligible for grants of restricted stock awards and/or restricted stock units. Restricted stock awards and restricted stock units are independent of option grants and are subject to restrictions. All of the shares of restricted stock outstanding at fiscal 2007 year-end are subject to forfeiture if employment terminates prior to the release of restrictions. During this period, ownership of the shares cannot be transferred. The service-based restricted awards generally vest three years from the date of grant. The performance-based restricted stock grants are subject to annual vesting over three years depending upon the achievement of performance measurements tied to the Company's internal metrics for revenue growth and EBITDA percentage and is variable, so that the number of shares earned ranged from 0% to

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

125% of the grant target for fiscal 2006 and range from 0% to 200% of the grant target for fiscal 2007 and fiscal 2008. For fiscal 2006, the employees eligible for performance-based restricted stock awards were determined to have earned 114.6% of the possible grant target. Based on this achievement, 19,479 performance-based restricted shares were vested during the first quarter of fiscal 2007 and are included in the table below. For fiscal 2007, the Company has determined that the metrics have not been met, and that no shares were earned. Restricted stock (not including performance-based restricted stock) has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards and units, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. We had 261,315 shares of restricted stock outstanding at fiscal 2007 year-end and 299,044 shares of restricted stock outstanding at fiscal 2006 year-end.

        The following table summarizes our restricted stock award and restricted stock unit activity for fiscal 2007 and 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at October 2, 2005	96	$33.47
Granted	209	32.86
Vested	—	—
Forfeited	(6)	32.88

Nonvested stock at September 30, 2006	299	$33.06
Granted	8	32.23
Vested(1)	(19)	33.20
Forfeited	(27)	33.23

Nonvested stock at September 29, 2007	261	$33.02

    (1)
    Performance-based restricted shares earned based on achievement of goals for fiscal 2006.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

Pro-forma Disclosures

        The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during fiscal 2005 (in thousands, except per share amounts):

Fiscal 2005
Net income, as reported	$38,414
Add: stock based employee compensation expense included in reported net income under APB 25, net of related tax effects	973
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(12,886)

Pro forma net income	$26,501

Net income per share:
Basic—as reported	$1.25

Basic—pro forma	$0.86

Diluted—as reported	$1.23

Diluted—pro forma	$0.85

        For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards, with forfeitures recognized as they occurred.

        Option activity for all plans is summarized as follows (in thousands, except per share amounts):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, October 2, 2004	5,187	$30.81
Options granted	642	32.87
Options exercised	(484)	22.40
Options canceled	(556)	32.66

Outstanding, October 1, 2005	4,789	31.72
Options granted	511	33.28
Options exercised	(722)	27.20
Options forfeited	(95)	30.08
Options expired	(660)	53.01

Outstanding, September 30, 2006	3,823	$29.15

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

        At fiscal 2007 year-end, 4,079,448 options were available for future grant under all plans. At fiscal 2007 year-end, all outstanding stock options have been issued under plans approved by our shareholders.

        The following table summarizes information about stock options outstanding at fiscal 2007 year-end:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
$18.25 - $19.59	105,764	$19.12	2.66	105,764	$19.12
$19.77 - $19.77	479,225	19.77	1.51	479,225	19.77
$19.85 - $26.12	375,664	25.52	3.01	370,664	25.52
$26.27 - $26.27	4,200	26.27	0.01	4,200	26.27
$26.41 - $26.41	367,000	26.41	3.07	367,000	26.41
$26.50 - $30.82	119,750	28.83	4.25	107,500	28.70
$30.92 - $30.92	590,665	30.92	0.57	590,665	30.92
$30.93 - $32.08	15,800	31.20	2.52	11,725	31.13
$32.08 - $33.71	844,108	32.91	3.57	663,458	32.97
$33.90 - $42.35	294,200	35.22	3.92	165,200	35.48

$18.25 - $42.35	3,196,376	$28.54	2.60	2,865,401	$27.99

        There were 2,678,349 and 2,653,972 options exercisable as of fiscal 2006 and 2005 year-ends with weighted average exercise prices of $28.32 and $36.37, respectively.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Activity in accumulated other comprehensive income (loss) related to derivatives, net of tax, held by us is as follows (in thousands):

Balance, October 1, 2005	$(114)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	(21)

Balance, September 30, 2006	(135)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	37

Balance, September 29, 2007	$(98)

        Accumulated other comprehensive income (net of tax) at fiscal 2007 year-end is comprised of accumulated translation adjustments of $71.0 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.2 million. Accumulated other comprehensive income (net of tax) at fiscal 2006 year-end is comprised of accumulated translation adjustments of

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

$47.2 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.4 million.

14. OTHER INCOME (EXPENSE)

        Other income (expense) is as follows (in thousands):

	Fiscal
	2007	2006	2005
Foreign exchange gain (loss)	$1,259	$(1,564)	$46
Sublease income, net of expenses	810	966	953
Gain on sale of interest in joint venture	—	—	1,065
Net gain on sale of assets	974	—	1
Equity in loss of joint ventures	—	—	(1,577)
Gain on investments, net	2,880	1,318	1,724
Other—net	(408)	104	221

Other income, net	$5,515	$824	$2,433

15. INCOME TAXES

        The provision for income taxes on net income before minority interest consists of the following (in thousands):

	Fiscal
	2007	2006	2005
Currently payable:
Federal	$3,434	$3,263	$2,823
State	542	925	119
Foreign	8,045	12,195	5,574

	12,021	16,383	8,516
Deferred:
Federal	(3,586)	(18,270)	5,506
State	(3,033)	(833)	(9)
Foreign	7,570	3,507	(11,227)

	951	(15,596)	(5,730)

Provision for income taxes	$12,972	$787	$2,786

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

        The components of net income before income taxes and minority interest consist of (in thousands):

	Fiscal
	2007	2006	2005
United States	$(11,376)	$3,684	$33,651
Foreign	40,299	42,497	7,369

Net income before income taxes and minority interest	$28,923	$46,181	$41,020

        The reconciliation of the statutory federal income tax rate related to net income before income taxes and minority interest to the effective rate is as follows:

	Fiscal
	2007	2006	2005
Federal statutory tax rate	35.0%	35.0%	35.0%
Valuation allowance	12.7	—	(24.0)
Foreign tax rates in excess (less than) of U.S. rates, net	11.9	(22.0)	(0.7)
Stock-based compensation	1.4	4.2	1.6
State income taxes, net of federal income tax benefit	(1.2)	2.3	4.3
Research and development credit	(19.6)	(17.4)	(9.9)
In-process research and development	2.7	—	1.4
Other	2.0	(0.4)	(0.9)

Provision for income taxes	44.9%	1.7%	6.8%

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

        The significant components of deferred tax assets and liabilities were (in thousands):

	Fiscal year-end
	2007	2006
Deferred tax assets:
Reserves and accruals not currently deductible	$26,764	$24,774
Operating loss carryforwards and tax credits	45,124	51,784
Capital loss carryforwards	24,112	21,265
Asset impairment	706	1,174
Other prepaids	6,833	5,222
Deferred service revenue	2,808	2,130
Depreciation and amortization	4,822	6,843
Inventory capitalization	1,341	3,111
Stock-based compensation	8,751	6,181
Other	1,895	1,309

	123,156	123,793
Valuation allowance	(24,112)	(21,265)

	99,044	102,528
Deferred tax liabilities:
Gain on issuance of stock by subsidiary	22,660	23,204
Depreciation and amortization	12,002	14,531
Accumulated translation adjustment	6,239	1,166
Other	7,889	6,078

	48,790	44,979

Total deferred tax assets and liabilities	$50,254	$57,549

        In determining our fiscal 2007, 2006 and 2005 tax provisions under SFAS No. 109, "Accounting for Income Taxes," we calculated the deferred tax assets and liabilities for each separate tax entity. We then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. We determined that a valuation allowance was appropriate for a portion of the deferred tax assets of our federal and state capital loss carryforwards at fiscal 2007, 2006 and 2005 year-ends.

        During fiscal 2005, we recorded a $9.6 million tax benefit related to a reduction in the valuation allowance offsetting the deferred tax assets of our Lambda Physik subsidiary in Germany. The deferred tax assets were based on operating losses during fiscal 2004 and 2003 and valuation allowances were established because we did not believe that it was more likely than not that we would earn sufficient future taxable income to utilize the deferred tax assets related to these losses. While Germany's tax rules allow losses to be carried forward indefinitely, we believed at that time that the valuation allowance was appropriate in light of Lambda Physik's losses over the prior two fiscal years and forecasted results. The valuation allowance reduction during fiscal 2005 was based on our determination that it was more likely than not that we would be able to realize these assets. At fiscal

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

2006 and 2005 year-ends, there was no valuation allowance on our Lambda Physik subsidiary's deferred tax assets.

        For U.S. tax purposes, we increased our valuation allowance to $24.1 million for fiscal 2007 due to the carryforward of additional capital losses that are considered not realizable. This balance is comprised of $16.1 million and $8.0 million for the federal and state tax benefits (net of federal effect), respectively. In addition to the capital losses generated from the disposal of our investment in Lumenis common stock in fiscal 2003 and 2004, we incurred capital losses on the disposal of our Auburn facility in California during fiscal year 2007. The valuation allowance was established based on our determination that it is more likely than not that the capital loss carryforwards will not be utilized to offset capital gains prior to their expiration in fiscal years 2008 to 2012.

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities and projected future taxable income. We limit the deferred tax assets recognized for stock compensation expenses related to certain highly-paid officers of the Company to amounts that we estimate will be deductible in future periods based upon the provisions of the Internal Revenue Code (IRC) Section 162(m). Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences.

        The net deferred tax asset is classified on the consolidated balance sheets as follows (in thousands):

	Fiscal year-end
	2007	2006
Current deferred income tax assets	$35,844	$29,201
Current deferred income tax liabilities	(322)	(3,685)
Non-current deferred income tax assets	25,165	32,717
Non-current deferred income tax liabilities	(10,433)	(684)

Net deferred tax assets	$50,254	$57,549

        Federal net operating loss carryforwards of $6.9 million will expire in fiscal years 2024 to 2026. Foreign net operating loss carryforwards of $14.2 million generally have no expiration date.

        Federal capital loss carryforwards of $53.9 million will expire in fiscal years 2008 to 2012. State capital loss carryforwards of $124.0 million will expire in fiscal 2008 to 2012.

        Federal R&D credit carryforwards of $9.9 million will expire in fiscal years 2022 to 2027. California R&D credit carryforwards of $10.9 million have no expiration date.

        Included in the net deferred tax asset balance is $6.2 million of deferred tax liabilities related to the accumulated translation adjustment. The associated tax expenses were appropriately recorded as a part of other comprehensive income.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

        The IRS is conducting an audit of our 2003 and 2004 tax returns. The IRS has issued a number of Notices of Proposed Adjustments to these returns. Among other items, the IRS has challenged our research and development credits and our extraterritorial income ("ETI") exclusion. We have agreed to the various adjustments proposed by the IRS and we believe that we have adequately provided for these exposures and any other items identified by the IRS as a result of the audit of these tax years. As part of its audit of our 2003 and 2004 years, the IRS has requested information related to our stock option investigation and we will comply with this request and address any issues that are raised in a timely manner. The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns.

        The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We believe we have adequately provided for any adjustments that may be proposed by the IRS related to these credits.

        The German tax authorities are conducting an audit of our subsidiary in Göttingen for the tax years 1999 through 2005. We believe that we have adequately provided for any adjustments that may be proposed by the German tax authorities.

16. SEGMENT AND GEOGRAPHIC INFORMATION

        During the second quarter of fiscal 2007, we established a new organizational and reporting structure whereby our previously single reportable operating segment was separated into two operating segments: Commercial Lasers and Components ("CLC") and Specialty Lasers and Systems ("SLS"). CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC's primary markets include OEM components and instrumentation and materials processing. SLS develops and manufacturers configurable, advanced-performance products largely serving the microelectronics and scientific research markets. The size and complexity of many of our SLS products require service to be performed at the customer site by factory-trained field service engineers.

        We have identified CLC and SLS as operating segments for which discrete financial information was available. Both units have engineering, marketing, product business management and product line management. Prior period financial information has been restated to conform to the current segment presentation. A small portion of our outside revenue is attributable to projects and recently developed products for which a segment has not yet been determined. The associated direct and indirect costs are presented in the category of Corporate and other, along with other corporate costs as described below.

        Pursuant to SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", our Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he assesses the performance of the segments and decides how to allocate resources to the segments. Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Assets are not a measure used to assess the performance of the company by the CODM, therefore we do not report assets by segment internally or in our disclosures. Income (loss) from operations represents the sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate to our operating segments certain operating expenses, which we manage separately at the corporate level. These unallocated costs include stock-based compensation,

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

corporate functions (certain research and development, management, finance, legal and human resources) and are included in the results below under Corporate and Other in the reconciliation of operating results. Management does not consider unallocated Corporate and Other costs in its measurement of segment performance.

        The following table provides sales and income (loss) from operations for our operating segments (in thousands):

	Fiscal
	2007	2006	2005
Net sales:
Commercial Lasers and Components	$290,017	$272,068	$222,349
Specialty Laser Systems	309,467	311,058	293,903
Corporate and other	1,669	1,526	—

Total net sales	$601,153	$584,652	$516,252

Income (loss) from operations:
Commercial Lasers and Components	$17,015	$33,298	$33,954
Specialty Laser Systems	39,479	51,832	26,406
Corporate and other	(45,373)	(50,464)	(24,888)

Total income (loss) from operations:	$11,121	$34,666	$35,472

        The following table provides a reconciliation of our total income from operations to net income (in thousands):

	Fiscal
Reconciliation of Income (Loss) From Operations to Net Income
	2007	2006	2005
Total income (loss) from operations:	$11,121	$34,666	$35,472
Total other income, net	17,802	11,515	5,548

Income before income taxes and minority interest	28,923	46,181	41,020
Provision for income taxes	12,972	787	2,786
Minority interest in subsidiaries' losses, net of taxes	—	—	180

Net Income	$15,951	$45,394	$38,414

Geographic Information

        Our foreign operations consist primarily of manufacturing facilities in Europe and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for fiscal 2007, 2006 and 2005 is based on the location of the end customer. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of each year.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        Sales to unaffiliated customers are as follows (in thousands):

	Fiscal
SALES
	2007	2006	2005
United States	$192,540	$185,430	$179,223
Foreign countries:
Japan	131,471	143,584	122,329
Germany	92,872	96,447	64,709
Europe, other	81,028	79,679	78,286
Asia-Pacific, other	66,744	46,301	41,455
Rest of World	36,498	33,211	30,250

Total foreign countries sales	408,613	399,222	337,029

Total sales	$601,153	$584,652	$516,252

        Long-lived assets, which include all non-current assets other than goodwill, intangibles and deferred taxes, by geographic region, are as follows (in thousands):

	Fiscal Year-end
LONG-LIVED ASSETS
	2007	2006
United States	$88,392	$129,637
Foreign countries:
Germany	33,732	33,083
Europe, other	13,585	17,053
Asia-Pacific	2,187	1,885

Total foreign countries long-lived assets	49,504	52,021

Total long-lived assets	$137,896	$181,658

        For fiscal 2007, 2006 and 2005, no one customer accounted for 10% or more of total net sales.

17. SUBSEQUENT EVENTS

        On December 18, 2007, we announced that the Securities and Exchange Commission ("SEC") notified us that it had denied our motion to stay the decision of the NASDAQ Stock Market LLC ("Nasdaq"), to suspend and delist our common stock. Therefore, effective at the opening of business on Wednesday, December 19, 2007, our common stock was suspended from trading on the Nasdaq Global Market, and was subsequently delisted. Following our delisting from the Nasdaq Global Market, we began trading on the Pink Sheet Electronic Quotation Service.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Summarized quarterly financial data for the years ended September 29, 2007 and September 30, 2006 are as follows (in thousands, except per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Fiscal 2007:
Net sales	$147,509		$152,116		$142,608		$158,920
Gross profit	61,974		64,470		57,138		66,426
Net income (loss)	10,758	(1)	7,282	(2)	(763	)(3)	(1,326	)(4)
Net income (loss) per basic share	$0.34		$0.23		$(0.02)		$(0.04)
Net income (loss) per diluted share	$0.33		$0.23		$(0.02)		$(0.04)
Fiscal 2006:
Net sales	$130,994		$145,988		$149,524		$158,146
Gross profit	55,994		63,828		66,293		69,998
Net income	8,837	(5)	5,997	(6)	11,245	(7)	19,315	(8)
Net income per basic share	$0.28		$0.19		$0.36		$0.62
Net income per diluted share	$0.28		$0.19		$0.36		$0.61

(1)
The first quarter of fiscal 2007 includes $2,190 after-tax stock-based compensation expense, $1,026 of after-tax costs related to our internal stock option investigation and $151 after-tax in Excel Technology acquisition related costs.

(2)
The second quarter of fiscal 2007 includes $2,567 of after-tax costs related to our internal stock option investigation and litigation and $2,483 after-tax stock-based compensation expense.

(3)
The third quarter of fiscal 2007 includes an after-tax in-process research and development (IPR&D) charge of $2,200 associated with the purchase of Nuvonyx, $1,775 of after-tax costs related to our internal stock option investigation and litigation and $1,558 after-tax stock-based compensation expense.

(4)
The fourth quarter of fiscal 2007 includes a capital loss of $12,569 on the sale of our Auburn campus in Auburn, California, a $2,614 after-tax charge to write off unamortized capitalized deferred issuance costs associated with our convertible subordinated notes, $1,677 of after-tax costs related to our internal stock option investigation and litigation, $938 after-tax stock-based compensation expense, a capital gain of $3,566 on the sale of our Condensa building in Santa Clara, California and a $681 after-tax gain on the sales of substantially all of the net assets of our Coherent Imaging Optics Limited (CIOL) subsidiary.

(5)
The first quarter of fiscal 2006 includes a one-time tax benefit of approximately $1,751, $2,452 after-tax stock-based compensation expense, an after-tax facility closure charge of $403 and an after-tax IPR&D charge of $429 associated with the purchase of the assets of Iolon during the quarter.

(6)
The second quarter of fiscal 2006 includes $4,555 after-tax stock-based compensation expense and $162 after-tax in Excel Technology pre-merger integration related costs.

(7)
The third quarter of fiscal 2006 includes a $604 tax benefit from increased use of tax credits, $1,578 after-tax stock-based compensation expense and $381 after-tax in Excel Technology pre-merger integration related costs.

(8)
The fourth quarter of fiscal 2006 includes an $8,209 one-time tax benefit from the reorganization of our Lambda Physik subsidiary, a $14 after-tax stock-based compensation benefit and a $3,514 after-tax charge related to the write-off off Excel Technology acquisition related costs due to the termination of the merger agreement.

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
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPANY STOCK PRICE PERFORMANCE
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG COHERENT, INC., THE S&P 500 INDEX AND THE S&P SMALL CAP 600 INDEX
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
POWER OF ATTORNEY
STATEMENT OF MANAGEMENT RESPONSIBILITY
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except par value)
COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Three Years in the Period Ended September 29, 2007 (In thousands)
COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
COHERENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
INDEX TO EXHIBITS