Form 10-K/A
period 2007-09-29
COHERENT INC
filed 2008-02-12
CIK 21510

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

EXPLANATORY NOTE

        This Form 10-K/A is being filed to include the table required by Item 402(g) of Regulation S-K in Item 11 of Part III. No other information has been changed.

PART III.

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

Stock Vested in Fiscal Year 2007

        The following table presents information regarding the tranche of performance-based restricted stock which vested in November 2006 as a result of fiscal 2006 performance:

	Stock Awards
Name (a)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($)(1) (e)
John Ambroseo	8,308	$240,313
Helene Simonet	3,867	$111,855
Luis Spinelli	1,719	$49,723
Ronald Victor	1,060	$30,661
Bret DiMarco	945	$27,335
Former Employee
Paul Meissner	2,005	$57,996

(1)
Based on the closing price on November 9, 2006 of $28.9255.

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

COHERENT, INC.
Date: February 12, 2008	/s/ JOHN R. AMBROSEO
	By:	John R. Ambroseo
President and Chief Executive Officer

/s/ JOHN R. AMBROSEO John R. Ambroseo (Director and Principal Executive Officer)	February 12, 2008 Date
/s/ HELENE SIMONET Helene Simonet (Principal Financial and Accounting Officer)	February 12, 2008 Date
* Charles W. Cantoni (Director)
* John H. Hart (Director)
* Garry W. Rogerson (Director)
* Lawrence Tomlinson (Director)
* Sandeep Vij (Director)

*By	John R. Ambroseo Attorney-in-Fact

INDEX TO EXHIBITS

Sequentially Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        All other exhibits required to be filed as part of this report have been incorporated by reference.

QuickLinks

EXPLANATORY NOTE
PART III.
  ITEM 11. EXECUTIVE COMPENSATION
SIGNATURES
INDEX TO EXHIBITS