Form 10-Q
period 2007-12-29
COHERENT INC
filed 2008-02-12
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2007

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on February 1, 2008 was 31,543,190 shares.

COHERENT, INC.

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

PART I.  FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	December 29, 2007	December 30, 2006

Net sales	$144,296	$147,509
Cost of sales	83,802	85,535
Gross profit	60,494	61,974
Operating expenses:
Research and development	18,319	18,322
Selling, general and administrative	38,818	33,484
Restructuring and other charges	—	137
Amortization of intangible assets	2,206	1,943
Total operating expenses	59,343	53,886
Income from operations	1,151	8,088
Other income (expense):
Interest and dividend income	4,069	6,073
Interest expense	(161)	(1,782)
Other—net	1,973	983
Total other income, net	5,881	5,274
Income before income taxes	7,032	13,362
Provision for income taxes	2,303	2,604
Net income	$4,729	$10,758

Net income per share:
Basic	$0.15	$0.34
Diluted	$0.15	$0.33

Shares used in computation:
Basic	31,417	31,339
Diluted	31,959	32,125

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	December 29, 2007	September 29, 2007

ASSETS
Current assets:
Cash and cash equivalents	$320,795	$315,927
Restricted cash	2,514	2,460
Short-term investments	67,569	45,896
Accounts receivable—net of allowances of $2,827 and $2,918, respectively	96,971	102,314
Inventories	112,889	112,893
Prepaid expenses and other assets	47,540	50,244
Deferred tax assets	39,554	35,844
Total current assets	687,832	665,578
Property and equipment, net	102,796	104,305
Goodwill	83,853	83,376
Intangible assets, net	33,585	35,570
Other assets	76,139	58,771
Total assets	$984,205	$947,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$9	$9
Accounts payable	26,585	27,849
Income taxes payable	3,071	17,829
Other current liabilities	85,654	83,058
Total current liabilities	115,319	128,745
Long-term obligations	20	21
Other long-term liabilities	88,882	47,848
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—31,546 shares and 31,552 shares, respectively	313	313
Additional paid-in capital	382,873	380,516
Accumulated other comprehensive income	74,013	70,672
Retained earnings	322,785	319,485
Total stockholders’ equity	779,984	770,986
Total liabilities and stockholders’ equity	$984,205	$947,600

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	December 29, 2007	December 30, 2006

Cash flows from operating activities:
Net income	$4,729	$10,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,981	6,220
Amortization of intangible assets	2,206	1,943
Deferred income taxes	(3,385)	(578)
Stock-based compensation	2,260	3,491
Excess tax benefit from stock-based compensation arrangements	—	(77)
Non-cash restructuring and other charges (recoveries)	—	(114)
Amortization of bond issue costs	—	292
Other non-cash expense (income)	(236)	70
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	6,205	17,435
Inventories	667	1,531
Prepaid expenses and other assets	(8,635)	(2,642)
Other assets	(1,239)	(2,006)
Accounts payable	(598)	(1,913)
Income taxes payable/receivable	1,230	(2,446)
Other current liabilities	2,536	(5,537)
Other long-term liabilities	1,356	2,307
Net cash provided by operating activities	13,077	28,734

Cash flows from investing activities:
Purchases of property and equipment	(4,684)	(5,037)
Proceeds from dispositions of property and equipment	9,824	143
Purchases of available-for-sale securities	(151,939)	(213,601)
Proceeds from sales and maturities of available-for-sale securities	130,266	176,506
Proceeds from sale of business	6,519	—
Change in restricted cash	(25)	(14)
Premiums paid for life insurance contracts	—	(2,800)
Other—net	729	196
Net cash used in investing activities	(9,310)	(44,607)

Cash flows from financing activities:
Repayment of capital lease obligations	(3)	(1)
Cash overdrafts decrease	(24)	(1,874)
Issuance of common stock under employee stock option and purchase plans	—	3,784
Excess tax benefits from stock-based compensation arrangements	—	77
Net cash provided by (used in) financing activities	(27)	1,986
Effect of exchange rate changes on cash and cash equivalents	1,128	3,482
Net increase (decrease) in cash and cash equivalents	4,868	(10,405)
Cash and cash equivalents, beginning of period	315,927	445,231
Cash and cash equivalents, end of period	$320,795	$434,826

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$98	$393
Income taxes	$5,145	$6,542
Cash received during the period for:
Income taxes	$(377)	$1,008

Noncash investing and financing activities:
Unpaid property and equipment	$872	$1,273
Net retirement of restricted stock awards	$—	$225

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Coherent, Inc. (referred to herein as the Company, we, our or Coherent) consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended September 29, 2007.  In the opinion of management, all adjustments necessary for a fair presentation have been made and include only normal recurring adjustments.  Interim results of operations are not necessarily indicative of results to be expected for the year.  Our fiscal year ends on the Saturday closest to September 30.  Fiscal years 2008 and 2007 include 52 weeks each.

2.    RECENT ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, in May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,”(“FSP FIN 48-1”) to amend FIN No. 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise’s tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and the possibility is remote that the taxing authority would reexamine the tax position in the future. We adopted FIN 48 and FSP FIN 48-1 for our fiscal year 2008 beginning September 30, 2007. See Note 11, “Income Taxes” for additional information, including the effects of adoption on the Company’s Condensed Consolidated Financial Statements.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”) which requires a policy be adopted to present externally imposed taxes on revenue producing transactions on either a gross or net basis. Coherent’s policy is to present such taxes on a gross basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this issue would include taxes that are imposed on a revenue transaction between a seller and a customer. We adopted EITF 06-3 for our fiscal year beginning September 30, 2007. The adoption of EITF 06-3 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for us for interim periods within our fiscal year beginning September 28, 2008. We are currently assessing the impact that the adoption of SFAS 157 will have on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for us for our fiscal year beginning September 28, 2008 with earlier adoption permitted. We have elected not to early adopt and are currently assessing the impact that the adoption of SFAS 159 will have on our consolidated financial position and results of operations.

3.    REVENUE RECOGNITION

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

4.    SHORT-TERM INVESTMENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  Marketable short-term investments in debt securities are classified and accounted for as available-for-sale securities and are valued based on quoted market prices.  Investments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related income taxes, recorded as a separate component of other comprehensive income (OCI) in stockholders’ equity until realized.  Interest and amortization of premiums and discounts for debt securities are included in interest income.  Gains and losses on securities sold are determined based on the specific identification method and are included in other income (expense).

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 29, 2007
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$323,201	$111	$(3)	$323,309
Less: restricted cash				(2,514)
				$320,795
Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$39,305	$254	$(4)	$39,555
State and municipal obligations	3,000	23	—	3,023
Corporate notes and obligations	24,978	74	(61)	24,991
Total short-term investments	$67,283	$351	$(65)	$67,569

	September 29, 2007
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$318,352	$35	$—	$318,387
Less: restricted cash				(2,460)
				$315,927
Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$6,036	$7	$—	$6,043
Corporate notes and obligations	39,740	132	(19)	39,853
Total short-term investments	$45,776	$139	$(19)	$45,896

At December 29, 2007 and September 29, 2007, $2.5 million of cash and cash equivalents were restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik.

5.    INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for the period from September 29, 2007 to December 29, 2007 are as follows (in thousands):

	Commercial Lasers and Components	Specialty Laser Systems	Total
Balance as of September 29, 2007	$24,091	$59,285	$83,376
Translation adjustments and other	47	430	477
Balance as of December 29, 2007	$24,138	$59,715	$83,853

Components of our amortizable intangible assets are as follows (in thousands):

	December 29, 2007			September 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$54,303	$(28,578)	$25,725	$54,091	$(26,955)	$27,136
Patents	10,310	(7,259)	3,051	10,184	(6,943)	3,241
Drawings	1,408	(1,408)	—	1,390	(1,390)	—
Order backlog	4,966	(4,933)	33	4,907	(4,864)	43
Customer lists	5,396	(2,775)	2,621	5,366	(2,562)	2,804
Trade name	3,797	(1,877)	1,920	3,754	(1,751)	2,003
Non-compete agreement	2,424	(2,189)	235	2,408	(2,065)	343
Total	$82,604	$(49,019)	$33,585	$82,100	$(46,530)	$35,570

Amortization expense for intangible assets for the three months ended December 29, 2007 was $2.2 million.  At December 29, 2007, estimated amortization expense for the remainder of fiscal 2008, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2008 (remainder)	$6,335
2009	7,902
2010	6,511
2011	5,092
2012	3,341
2013	2,394
Thereafter	2,010
Total	$33,585

6.    BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	December 29, 2007	September 29, 2007
Purchased parts and assemblies	$32,592	$29,786
Work-in-process	42,514	44,368
Finished goods	37,783	38,739
Inventories	$112,889	$112,893

Prepaid expenses and other assets consist of the following (in thousands):

	December 29, 2007	September 29, 2007
Prepaid and refundable income taxes	$13,397	$8,616
Prepaid expenses and other	34,143	41,628
Total prepaid expenses and other assets	$47,540	$50,244

Other assets consist of the following (in thousands):

	December 29, 2007	September 29, 2007
Assets related to deferred compensation arrangements	$31,957	$30,706
Deferred tax assets	41,513	25,165
Other assets	2,669	2,900
Total other assets	$76,139	$58,771

Other current liabilities consist of the following (in thousands):

	December 29, 2007	September 29, 2007
Accrued payroll and benefits	$23,618	$28,247
Accrued expenses and other	16,176	18,471
Reserve for warranty	13,804	13,660
Other taxes payable	18,090	9,840
Deferred income	10,760	10,496
Customer deposits	2,777	1,868
Accrued restructuring charges	429	476
Total other current liabilities	$85,654	$83,058

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

Components of the reserve for warranty costs during the first quarter of fiscal 2008 and 2007 were as follows (in thousands):

	First Quarter Fiscal 2008	First Quarter Fiscal 2007
Beginning balance	$13,660	$11,462
Additions related to current period sales	5,654	5,261
Warranty costs incurred in the current period	(5,584)	(4,699)
Adjustments to accruals related to prior period sales	74	145
Ending balance	$13,804	$12,169

Other long-term liabilities consist of the following (in thousands):

	December 29, 2007	September 29, 2007
Deferred compensation	$32,625	$31,336
Long-term taxes payable	38,918	—
Deferred tax liabilities	10,887	10,433
Deferred income	1,674	1,585
Asset retirement liability	1,285	1,256
Other long-term liabilities	3,493	3,238
Total other long-term liabilities	$88,882	$47,848

The following table reconciles changes in our asset retirement liability, which is reported in other long-term liabilities on our condensed consolidated balance sheets (in thousands):

	First Quarter Fiscal 2008	First Quarter Fiscal 2007
Beginning balance	$1,256	$1,765
Adjustment to asset retirement obligations recognized	(8)	(7)
Accretion recognized	24	37
Changes due to foreign currency exchange	13	111
Ending balance	$1,285	$1,906

7.     STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

We have two Stock Option Plans for which all service providers are eligible participants and a Directors’ Stock Option Plan for which only non-employee directors are eligible participants.  The Director’s Stock Option Plan is designed to work automatically without administration, however to the extent administration is necessary, it will be performed by the Board of Directors or a committee thereof.  Under these three plans, we may grant options to purchase up to an aggregate of 5,500,000, 6,300,000 and 681,000 shares of common stock, respectively of which no, 3,143,548 and 224,000 shares, respectively, remain available for grant at December 29, 2007.  Employee options are generally exercisable between two to four years from the grant date at a price equal to the fair market value of the common stock on the date of the grant and generally vest 25% to 50% annually. We settle stock option exercises with newly issued shares of common stock.  Grants under employee plans expire six years from the original grant date, unless otherwise determined by the Board or a committee thereof, up to a maximum of ten years. Director options are automatically granted to our non-employee directors.  Such directors initially receive a stock option for 24,000 shares exercisable over a three-year period and an award of restricted stock units of 2,000 shares.  Additionally, the non-employee directors receive an annual grant of 6,000 shares exercisable as to 50% of the shares on the day prior to each of the next two annual stockholder meetings.  Grants under director plans expire ten years from the original grant date.  In addition, each non-employee director receives an annual grant of 2,000 shares of restricted stock units that vest on the day prior to the annual stockholder meeting held in the third calendar year following the date of grant.

Restricted stock awards granted under our Stock Option Plans are independent of option grants and are subject to restrictions.  At December 29, 2007, we had 205,315 shares of restricted stock outstanding, including 48,800 performance-based restricted stock awards, all of which are subject to forfeiture if employment terminates prior to the release of restrictions.   During this period, ownership of the shares cannot be transferred. The service-based restricted awards generally vest three years from the date of grant.  The performance-based restricted stock grants are subject to annual vesting over three years depending upon the achievement of performance measurements tied to the Company’s internal metrics for revenue growth and earnings before income, taxes, depreciation and amortization (EBITDA) percentage and is variable. For fiscal 2007 awards, none of the target shares were issued. The number of shares earned can range from 0% to 200% of the grant target for 2008.   Restricted stock (not including performance-based restricted stock) has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding.  The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

We have an Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period.  At December 29, 2007, 224,536 shares of our common stock were reserved for future issuance under the plan.

In the second quarter of fiscal 2007, the stock purchase plan was suspended and employee contributions made to the ESPP were returned while a voluntary review of our historical stock option practices was conducted. There was no activity under the ESPP in the first quarter of fiscal 2008.

SFAS 123(R)

In accordance with the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), we recognize compensation expense for all share-based payment awards on a straight-line basis over the respective requisite service period of the awards.

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

The fair values of our stock options granted to employees and shares purchased under the stock purchase plan for the first quarter of fiscal 2008 and fiscal 2007 were estimated using the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	First Quarter		First Quarter
	Fiscal 2008	Fiscal 2007	Fiscal 2008 (1)	Fiscal 2007
Expected life in years	3.5	4.4	—	0.5
Expected volatility	29.5%	34.2%	—%	29.0%
Risk-free interest rate	4.1%	4.7%	—%	5.1%
Expected dividends	none	none	—	none
Weighted average fair value	$9.01	$12.04	$—	$8.43

(1)  During the second quarter of fiscal 2007, the stock purchase plan was suspended and employee contributions were returned while a voluntary review of our historical stock option practices was conducted. There was no activity under the ESPP during the first quarter of fiscal 2008.

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the first quarter of fiscal 2008 and 2007 (in thousands):

	First Quarter Fiscal 2008	First Quarter Fiscal 2007
Cost of sales	$385	$437
Research and development	320	560
Selling, general and administrative	2,000	2,495
Income tax benefit	(772)	(1,301)
	$1,933	$2,191

During the first quarter of fiscal 2008, $0.3 million for all stock plans was capitalized into inventory, $0.2 million was amortized to cost of sales and $0.3 million remained in inventory at December 29, 2007.  As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At December 29, 2007, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $8.5 million, net of estimated forfeitures of $0.3 million.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.1 years and will be adjusted for subsequent changes in estimated forfeitures.

In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from an employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows.  During the first quarter of fiscal 2008 and fiscal 2007, we recorded no and $0.1 million, respectively, of excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts and remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2007	3,196	$28.54
Granted	775	32.95
Exercised	—	—
Forfeitures	(6)	31.81
Expirations	(87)	27.04
Outstanding at December 29, 2007	3,878	$29.45	3.0	$3,354

Vested and expected to vest at December 29, 2007	3,674	$29.43	3.0	$3,354

Exercisable at December 29, 2007	2,586	$28.05	2.0	$3,354

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 0.6 million options that were in-the-money at December 29, 2007.  During the first quarter of fiscal 2008, no options were exercised under the Company’s stock option plans; therefore there was no intrinsic value.  During the first quarter of fiscal 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.5 million, determined as of the date of option exercise.

The following table summarizes our restricted stock award activity for the first quarter of fiscal 2008 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at September 30, 2007	261	$33.02
Granted	—	—
Vested	—	—
Forfeited	(56)	32.36
Nonvested stock at December 29, 2007	205	$33.04

8.             COMMITMENTS AND CONTINGENCIES

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

9.             ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	First Quarter
	Fiscal 2008	Fiscal 2007
Net income	$4,729	$10,758

Other comprehensive income (loss):
Translation adjustment	3,186	6,827
Net gain on derivative instruments, net of taxes	1	30
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes	154	145
Other comprehensive income (loss), net of tax	3,341	7,002
Comprehensive income	$8,070	$17,760

The following summarizes activity in accumulated other comprehensive income (loss) related to derivatives, net of income taxes, held by us (in thousands):

Balance, October 1, 2006	$(135)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	30
Balance, December 30, 2006	$(105)

Balance, September 30, 2007	$(98)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	1
Balance, December 29, 2007	$(97)

Accumulated other comprehensive income (net of tax) at December 29, 2007 is comprised of accumulated translation adjustments of $74.1 million and net loss on derivative instruments of $0.1 million.  Accumulated other comprehensive income (net of tax) at September 29, 2007  is comprised of accumulated translation adjustments of $71.0 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.2 million, respectively.

10.  EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted stock.  Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive employee stock awards, including stock options, restricted stock and stock purchase contracts, using the treasury stock method.

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	First Quarter
	Fiscal 2008	Fiscal 2007
Weighted average shares outstanding(1)—basic	31,417	31,339
Dilutive effect of employee stock awards	542	786
Weighted average shares outstanding—diluted	31,959	32,125

Net income	$4,729	$10,758

Net income per basic share	$0.15	$0.34
Net income per diluted share	$0.15	$0.33

(1) Net of restricted stock

A total of 2,519,135 and 1,007,657 potentially dilutive securities have been excluded from the dilutive share calculation for the first quarter of fiscal 2008 and fiscal 2007, respectively, as their effect was anti-dilutive.

In September 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, that contingently convertible debt should be treated as convertible debt and included in the calculation of diluted earnings per share (EPS). The assumed proceeds under the treasury stock method were calculated by subtracting the aggregate weighted-average conversion price from the average market price of the shares related to the contingently convertible debt. As the market price for our shares did not reach the conversion price at any point during the quarter ended December 30, 2006, there was no dilutive effect from our $200.0 million 2.75% convertible subordinated notes in our diluted EPS calculation under the treasury stock method for the first quarter of fiscal 2007. Therefore we did not include any shares related to the convertible subordinated notes, in accordance with the provisions of EITF No. 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” and SFAS No. 128, “Earnings Per Share”. The contingently convertible debt was paid on August 21, 2007; therefore there was no impact in the first quarter of fiscal 2008.

11.  INCOME TAXES

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

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries. The Company’s estimated effective tax rate for the three months ended December 29, 2007 was 32.8%. The difference between the statutory rate of 35% and the Company’s effective tax rate for the three months ended December 29, 2007 was due primarily to the benefit of foreign tax credits and research and development tax credits, partially offset by permanent differences related to deemed dividend  inclusions under the Subpart F tax rules.

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

Effective September 30, 2007, the Company adopted the provisions of FIN 48 and FSP FIN 48-1.  Upon adoption, the Company recorded a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $1.4 million in accordance with the transition rules under FIN 48.  The Company had historically classified interest and penalties and unrecognized tax benefits as current liabilities.  With the adoption of FIN 48, the Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the condensed consolidated balance sheets.  The total amount of gross unrecognized tax benefits as of the date of adoption of FIN 48 was $44.9 million, of which $21.7 million, if recognized, would affect the Company’s effective tax rate.  As of December 29, 2007, the total amount of gross unrecognized tax benefits was $45.3 million, of which $22.0 million, if recognized, would affect the Company’s effective tax rate.  The Company’s total gross unrecognized tax benefit was classified as non-current liabilities in the condensed consolidated balance sheets.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for income taxes did not change as a result of adopting FIN 48.  As of the date of adoption, the Company had accrued $4.7 million for the gross interest and penalties relating to the gross unrecognized tax benefits.  As of December 29, 2007, the total amount of gross interest and penalties accrued was $5.2 million, which is classified as non-current liabilities in the condensed consolidated balance sheets.

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions.  For U.S. federal income tax purposes, all years prior to 1999 are closed.  The years 2003 and 2004 are currently under examination by the IRS.  The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns.  In major state jurisdictions and major foreign jurisdictions, the years subsequent to 1998 generally remain open and could be subject to examination by the taxing authorities.

Management believes that it has adequately provided for any adjustments that may result from tax examinations.  However, the outcome of tax audits cannot be predicted with certainty.  Should any issues addressed in the Company’s tax audits be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.  Although timing of the resolution and/or closure of audits is highly uncertain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months.

12.  SEGMENT INFORMATION

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

Pursuant to SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, our Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he assesses the performance of the segments and decides how to allocate resources to the segments.  Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions.  Assets are not a measure used to assess the performance of the company by the CODM; therefore we do not report assets by segment internally or in our disclosures.  Income (loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs.  We do not allocate to our operating segments certain operating expenses, which we manage separately at the corporate level. These unallocated costs include stock-based compensation, corporate functions (certain research and development, management, finance, legal and human resources) and are included in the results below under Corporate and other in the reconciliation of operating results.  Management does not consider unallocated Corporate and other costs in its measurement of segment performance.

The following table provides net sales and income from operations for our operating segments (in thousands):

	Three Months Ended
	December 29, 2007	December 30, 2006
Net sales:
Commercial Lasers and Components	$68,604	$67,227
Specialty Laser Systems	75,667	78,770
Corporate and other	25	1,512
Total net sales	$144,296	$147,509

Income from operations:
Commercial Lasers and Components	$5,547	$8,770
Specialty Laser Systems	9,177	10,880
Corporate and other	(13,573)	(11,562)
Total income from operations	$1,151	$8,088

13.  SUBSEQUENT EVENT

On February 12, 2008, the Company announced that the Board of Directors has authorized the Company to repurchase up to $225 million of its common stock through a modified “Dutch Auction” tender offer and an additional $25 million of its common stock, following the completion or termination of the tender offer, under its stock repurchase program, terminating no later than February 11, 2009.

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

Income (loss) from operations is the measure of profit and loss that our chief operating decision maker (“CODM”) uses to assess performance and make decisions. Income (loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate to our operating segments certain operating expenses, which we manage separately at the corporate level. These unallocated costs include stock-based compensation, corporate functions (certain research and development, management, finance, legal and human resources) and are included in Corporate and Other. Management does not consider unallocated Corporate and Other costs in its measurement of segment performance.

MARKET APPLICATIONS

Our products address a broad range of applications that we group into the following markets: Microelectronics, Materials Processing, OEM Components and Instrumentation and, Scientific Research and Government Programs.  Effective the first quarter of fiscal 2008, we combined the former Graphic Arts and Display market applications for bookings and revenues into the OEM Components and Instrumentation market applications.  Prior period market application information for bookings and revenues reflects this combination.

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

At December 29, 2007, we had $117.4 million of goodwill and purchased intangible assets on our consolidated balance sheet. At December 29, 2007, we had $102.8 million of property and equipment on our consolidated balance sheet. The Company reviewed impairment indicators during the first quarter of fiscal 2008 and determined that no impairment was indicated.

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

Stock-Based Compensation

Prior to October 2, 2005, our stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Effective October 2, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for the first quarter of fiscal 2008 and 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 1, 2005, as well as grants in fiscal 2008, 2007 and 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, as adjusted for estimated forfeitures.

SFAS 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the underlying stock. The expected stock price volatility assumption was determined using our historical volatility.

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

We record a valuation allowance to reduce our deferred tax assets to an amount that more likely than not will be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the allowance for the deferred tax assets would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance for the deferred tax assets would be charged to income in the period such determination was made.

Effective September 30, 2007, the Company adopted the provisions of FIN 48, which creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 establishes a two-step approach for evaluating tax positions.  The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the matter) that a tax position is more likely than not to be sustained upon examination by a taxing authority.  The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty.  These determinations involve significant judgment by management. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with factual interpretation, judgment and uncertainty.  Tax laws and regulations themselves are complex and are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court filings.  Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	3 Months Ended
	December 29, 2007	December 30, 2006	Change	% Change
		(Dollars in thousands)

Bookings	$154,857	$136,208	$18,649	13.7%
Net sales - CLC	$68,604	$67,227	$1,377	2.0%
Net sales - SLS	$75,667	$78,770	$(3,103)	(3.9)%
Gross profit as a percentage of net sales - CLC	42.2%	45.4%	(3.2)%	(7.1)%
Gross profit as a percentage of net sales - SLS	42.3%	39.3%	3.0%	7.7%
Research and development as a percentage of net sales	12.7%	12.4%	0.3%	2.2%
Income before income taxes	$7,032	$13,362	$(6,330)	(47.4)%
Cash provided by operating activities	$13,077	$28,734	$(15,657)	(54.5)%
Days sales outstanding in receivables	60.5	58.0	2.5	4.3%
Days sales outstanding in inventories	70.4	60.9	9.5	15.6%
Capital spending as a percentage of net sales	3.2%	3.4%	(0.2)%	(4.9)%

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

First quarter bookings increased 13.7% from the same quarter one year ago.  Bookings increased in each of the markets: OEM components and instrumentation, microelectronics, materials processing, and scientific and government programs.

OEM Components and Instrumentation

Effective in the first quarter of fiscal 2008, we have incorporated the former graphic arts and display market into OEM components and instrumentation market.  Bookings from instrumentation applications remained strong for OPS™, Compass™ and LDM products.  A number of applications contributed to this strength including cytometry, microscopy and genetic sequencing.  Orders from medical OEM’s increased significantly from the fourth quarter of fiscal 2007 and from the first quarter of fiscal 2007.  The refractive surgery market was the most active with orders from many of the key customers. In the non-refractive market, the first photocoagulator platform incorporating the OPSL™ 577 is in the FDA approval process.

Microelectronics

Orders from semiconductor capital equipment applications, including inspection and metrology, decreased from the fourth quarter of fiscal 2007 as the industry continues to struggle with capacity requirements and capital investments.   Despite the short term decrease, we are receiving encouraging signals from multiple customers regarding design wins and we could see benefits from these wins in the fourth fiscal quarter of 2008.

Advanced packaging bookings increased significantly from the fourth quarter of fiscal 2007 with record orders from laser direct imaging customers.  Increased end user adoption in Asia was cited as the driver for the bookings growth.  More than half of these units will go into production environments rather than prototyping applications, a positive trend for future growth.  In order to fully capitalize on the opportunity, we must support higher tool throughput by increasing the laser output power and reducing the dollar per Watt cost, which we believe we are capable of doing.

Success in microvia applications depends on throughput and feature size advancement.  We have been addressing these through developments in carbon dioxide (CO2) and ultra violet (UV) laser technologies.   As an example, our newest CO2 designs deliver higher peak powers, which are important for copper direct drilling in PCBs, and enhanced duty cycles. Within the industry, the introduction of X-66 flip-chip substrates using the 45nm design rule creates new growth opportunities, although this is dampened by current softness in personal computer (PC) demand, which we believe is temporary.

Bookings for flat panel display manufacturers in the first quarter of fiscal 2008 included strong bookings for service as well as for non-annealing applications.  Customers are at or close to maximized yields, which is a positive indicator for future business. We have also demonstrated key results using our SLS process in active matrix liquid crystal display (AMLCD) and active matrix organic light-emitting diode (AMOLED) to achieve large panel sizes.  This is critical to our next generation deployment.

Laser-based silicon singulation and scribing are gaining momentum.  We have been developing new technology for this space based upon a fiber platform.    We will be formally releasing this new platform before the end of the third fiscal quarter.

Materials Processing

Materials processing orders grew from the prior year period, but decreased from the fourth quarter of fiscal 2008.  The sequential decrease appears to reflect the timing of orders rather than a change in market conditions.

During the first quarter of fiscal 2008, we introduced multiple new products. We released our new E-Series CO2 platform at the Fabtech show this past November.  The E-Series represents the new standard for sealed CO2 lasers.  It has an integrated RF power supply for ease of deployment, the lowest cost of ownership in the industry, superior mode quality for processing power and a modular design that facilitates scalability.  Feedback from our lead customers has been terrific and the early order bookings are strong.  We also released an IR version of our HOPS platform for certain marking applications.  The Mini-IR meets all the performance criteria required for CW marking and includes direct modulation capabilities.

Scientific and Government Programs

Bookings were led by ultrafast lasers in the first quarter of fiscal 2008.  Funding for research in the life sciences led to a record number of orders for our Chameleon™ lasers.  In the physical sciences, we experienced increased demand for our Mira™ and Micra™ products. We also introduced a new ultrafast laser at the recent Photonics West. The Mantis™ is a short pulse laser well-suited as a seed source for an amplifier system, incorporating a high-power OPS laser, which has a favorable cost basis compared to our traditional pump lasers.

Net Sales

Net sales include sales of lasers, precision optics, related accessories and service contracts.  Net sales for the first fiscal quarter decreased 2.2% from the same quarter one year ago.  For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the first quarter for CLC decreased to 42.2% from 45.4% in the same quarter one year ago. Gross profit percentage in the first quarter for SLS increased to 42.3% from 39.3% in the same quarter one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage increased to 12.7% from 12.4% in the first fiscal quarter from the same quarter one year ago.  For a more complete description of the reasons for changes in R&D percentage refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more cash flow available.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the first quarter of fiscal 2008 increased 2.5 days from the same quarter one year ago due primarily to the impact of foreign exchange rates (0.8 days), the impact of royalty revenue in the first quarter of fiscal 2007 (0.5 days) and slower payment on certain receivables in Japan.

Days Sales Outstanding in Inventories

We calculate DSO in inventories as net inventories at the end of the period divided by net sales of the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in inventories indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more cash flow available.  The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in inventories for the first quarter of fiscal 2008 increased 9.5 days from the same quarter one year ago primarily due to increased inventory levels in preparation for new product launches, for customer support as well as the impact of foreign exchange rates (2.5 days).

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage decreased to 3.2% for the first quarter from 3.4% for the same quarter one year ago.  We anticipate that capital spending for fiscal 2008 will be approximately 4% of net sales.

SIGNIFICANT EVENTS

On December 18, 2007, we announced that the Securities and Exchange Commission (“SEC”) notified us that it had denied our motion to stay the decision of the NASDAQ Stock Market LLC (“Nasdaq”), to suspend and delist our common stock.  Therefore, effective at the opening of business on Wednesday, December 19, 2007, our common stock was suspended from trading on the Nasdaq Global Select Market, and was subsequently delisted. Following our delisting from the Nasdaq Global Select Market, we began trading on the Pink Sheet Electronic Quotation Service.  We have received confirmation that our shares of common stock will be re-listed on the NASDAQ Global Select Market with the opening of trading on Thursday, February 14, 2008.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	December 29, 2007	December 30, 2006

Net sales	100.0%	100.0%
Cost of sales	58.1%	58.0%
Gross profit	41.9%	42.0%
Operating expenses:
Research and development	12.7%	12.4%
Selling, general and administrative	26.9%	22.7%
Restructuring and other charges (recoveries)	—%	0.1%
Amortization of intangible assets	1.5%	1.3%
Total operating expenses	41.1%	36.5%
Income from operations	0.8%	5.5%
Other income (expense):
Interest and dividend income	2.8%	4.1%
Interest expense	(0.1)%	(1.2)%
Other—net	1.4%	0.7%
Total other income, net	4.1%	3.6%
Income before income taxes	4.9%	9.1%
Provision for income taxes	1.6%	1.8%
Net income	3.3%	7.3%

Net income for the first quarter of fiscal 2008 was $4.7 million ($0.15 per diluted share) including $2.8 million of after-tax costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation, and $1.9 million after-tax of stock-based compensation expense as required by SFAS 123(R). Net income for the first quarter of fiscal 2007 was $10.8 million ($0.33 per diluted share) including $1.0 million of after-tax costs related to our internal stock option investigation and $2.2 million after-tax of stock-based compensation expense as required by SFAS 123(R) as well as a $2.1 million one-time tax benefit.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	December 29, 2007		December 30, 2006
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$48,673	33.7%	$55,730	37.8%
OEM components and instrumentation	40,981	28.4%	39,464	26.8%
Materials processing	24,503	17.0%	19,374	13.1%
Scientific and government programs	30,139	20.9%	32,941	22.3%
Total	$144,296	100.0%	$147,509	100.0%

Net sales for the first quarter of fiscal 2008 decreased by $3.2 million, or 2%, net of an increase of $4.2 million due to the impact of foreign currency exchange rates, compared to the first quarter of fiscal 2007.   Decreases in the microelectronics and scientific and government programs markets were partially offset by increases in the materials processing and OEM components and instrumentation markets.

The decrease in the microelectronics market of $7.1 million, or 13%, was primarily due to lower sales in micro material processing applications, PCB writing and the flat panel display market.   Scientific and government program sales decreased $2.8 million, or 9%, due to lower custom laser revenue due to exiting this business as well as lower demand for pumping, measuring and advanced research applications used by university and government research groups. Sales in the material processing market increased $5.1 million, or 26%, primarily due to higher commercial laser shipments for non-metal cutting and marking applications.  The increase in the OEM components and instrumentation market of $1.5 million, or 4%, was due primarily to higher sales for medical and bioinstrumentation applications and increased sales for military applications, including $2.8 million in revenues contributed by Nuvonyx (acquired in April 2007), partially offset by lower sales due to the sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007.

Although we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

Segments

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	December 29, 2007		December 30, 2006
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Commercial Lasers and Components (CLC)	$68,604	47.6%	$67,227	45.6%
Specialty Laser Systems (SLS)	75,667	52.4%	78,770	53.4%
Corporate and Other	25	0.0%	1,512	1.0%
Total	$144,296	100.0%	$147,509	100.0%

Net sales for the first quarter of fiscal 2008 decreased by $3.2 million, or 2%, compared to the first quarter of fiscal 2007, with decreases of $3.1 million, or 4%, in our SLS segment, decreases of $1.5 million in Corporate and Other and increases of $1.4 million, or 2%, in our CLC segment.

The decrease in our SLS segment sales was primarily due to lower custom laser revenue as well as lower scientific applications sales to universities and lower semiconductor applications sales, partially offset by medical application sales.  The increase in our CLC segment sales was primarily due to increased military application sales, including $2.8 million in revenues contributed by Nuvonyx (acquired in April 2007), and increased bioinstrumentation and medical sales, partially offset by lower sales due to the sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007.  Corporate and Other sales decreased $1.5 million in the first quarter of 2008 because of non-recurring royalty revenue from Luna Innovations, Inc. in the first quarter of fiscal 2007.

GROSS PROFIT

Consolidated

Our gross profit rate decreased to 41.9% from 42.0% in the first quarter of fiscal 2008 compared to the same period one year ago.

The 0.1% decrease in gross profit was primarily due to higher other costs (1.2%) including inventory provisions, duty and rework and a negative foreign exchange impact of approximately 1.0%. The decreases were almost completely offset by improved manufacturing efficiencies and lower materials costs (1.2%) and improved product mix, net of the impact of high margin royalty revenue from Luna Innovations in the first quarter of fiscal 2007 (0.9%).

Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations.

Commercial Lasers and Components

The gross profit rate in our CLC segment decreased to 42.2% from 45.4% in the first quarter of fiscal 2008 compared to the same period one year ago.

The 3.2% decrease in gross profit was primarily due to higher other costs (1.5%) due to higher inventory provisions and higher duties and freight, less favorable product mix (1.1%) due to increased volume in the materials processing market as well as lower margin business attributed to our April 2007 acquisition of Nuvonyx, partially offset by lower materials costs, and higher rework costs (0.5%).

Specialty Laser Systems

The gross profit rate in our SLS segment increased to 42.3% from 39.3% in the first quarter of fiscal 2008 compared to the same period one year ago.

The 3.0% increase in our SLS segment was primarily due to more favorable product mix (3.6%) within the microelectronics, scientific and medical markets coupled with improved manufacturing efficiencies as well as lower warranty costs (0.6%) due to the continued benefit from reliability improvements, partially offset by higher other costs (0.7%) primarily due to higher inventory provisions, higher installation costs (0.3%) and higher rework costs (0.3%).

OPERATING EXPENSES:

	Three Months Ended
	December 29, 2007		December 30, 2006
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$18,319	12.7%	$18,322	12.4%
Selling, general and administrative	38,818	26.9%	33,484	22.7%
Restructuring and other charges	—	—%	137	0.1%
Amortization of intangible assets	2,206	1.5%	1,943	1.3%
Total operating expenses	$59,343	41.1%	$53,886	36.5%

Research and development (“R&D”) expenses were flat during the first quarter of fiscal 2008 compared to the comparable period one year ago.  Decreases due to lower stock-based compensation expense under SFAS 123(R) ($0.3 million) and higher net reimbursements from customers for development projects ($0.3 million), were offset by $0.6 million higher project spending for tooling and supplies.  On a segment basis, CLC project spending increased $0.9 million, SLS project spending increased $0.1 million and Corporate and Other spending decreased $1.0 million.

Selling, general and administrative (“SG&A”) expenses increased $5.3 million, or 16% during the first fiscal quarter of 2008 compared to the comparable period one year ago. The increase was primarily due to $3.0 million higher costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation, the impact of foreign currency exchange rates ($1.0 million), higher legal and tax consulting costs ($0.6 million), higher headcount related spending ($0.5 million) and higher other spending ($1.2 million) partially offset by $0.5 million lower stock-based compensation expense under SFAS 123(R) and $0.5 million lower expense due to lower gains on deferred compensation plan liabilities.  On a segment basis, SLS expenses increased $2.6 million due to higher headcount related expenses including the expansion into Asia, the impact of foreign currency exchange rates and higher depreciation of demonstration units.  CLC expenses increased $0.6 million primarily due to the impact of foreign currency exchange rates.  Corporate and Other expenses increased $2.1 million primarily due to $3.0 million higher costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation, offset by $0.5 million lower stock-based compensation expense under SFAS 123(R) and $0.5 million lower gains on deferred compensation plan liabilities.

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

Amortization of intangible assets increased $0.3 million, or 14% in the first quarter of fiscal 2008 from the same period one year ago. The increases were primarily due the amortization of intangibles related to our April 2007 Nuvonyx acquisition.

OTHER INCOME (EXPENSE)

Other income, net of other expense, increased $0.6 million during the first quarter of fiscal 2008 compared to the same quarter one year ago. The increase was primarily due to higher foreign currency exchange net gains ($1.8 million) and lower interest expense ($1.6 million) primarily due to the payoff of our convertible subordinated notes in the fourth quarter of fiscal 2007, partially offset by lower interest income ($2.0 million) as a result of lower cash, cash equivalents and short-term investment balances, lower sublease income ($0.3 million) and lower gains on deferred compensation plan assets ($0.2 million).

INCOME TAXES

The effective tax rate on income before income taxes for the first quarter of fiscal 2008 of 32.8% was lower than the statutory rate of 35.0% due primarily to the benefit of foreign tax credits and research and development tax credits, partially offset by permanent differences related to deemed dividend inclusions under the Subpart F tax rules.

The effective tax rate on income before income taxes for the first quarter of fiscal 2007 of 19.5% was lower than the statutory rate of 35.0% due primarily to the benefit of foreign tax credits and research and development tax credits, including the retroactive reinstatement of the federal research and development tax credits in December 2006, partially offset by permanent differences related to deemed dividend inclusions under the Subpart F tax rules.

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

	Three Months Ended
	December 29, 2007	December 30, 2006
	(in thousands)
Net cash provided by operating activities	$13,077	$28,734
Sales of shares under employee stock plans	—	3,784
Capital expenditures	(4,684)	(5,037)
Net payments on debt borrowings	(3)	(1)

Net cash provided by operating activities decreased by $15.7 million for the first quarter of fiscal 2008 compared to the same period one year ago. The decrease in cash provided by operating activities was primarily due to lower cash flows from accounts receivable and prepaid expenses and lower net income partially offset by higher cash flows from other current liabilities. We believe that cash provided by operating activities will be adequate to cover our working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital.  We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

Additional sources of cash available to us included a multi-currency line of credit and bank credit facilities totaling $9.5 million as of December 29, 2007, of which $9.4 million was unused and available. These credit facilities were used in Europe during the first quarter of fiscal 2008.

On February 12, 2008, the Company announced that the Board of Directors has authorized the Company to repurchase up to $225 million of its common stock through a modified “Dutch Auction” tender offer and an additional $25 million of its common stock, following the completion or termination of the tender offer, under its stock repurchase program, terminating no later than February 11, 2009.

Our ratio of current assets to current liabilities was 6.0:1 at December 29, 2007 compared to 5.2:1 at September 29, 2007. The increase in our ratio from September 29, 2007 to December 29, 2007 is primarily due to increases in cash, cash equivalents and short-term investments partially offset by decreases in income taxes payable and accounts receivable. Our cash position, short-term investments, working capital and current debt obligations are as follows:

	December 29, 2007	September 29, 2007
	(in thousands)
Cash and cash equivalents	$320,795	$315,927
Short-term investments	67,569	45,896
Restricted cash, current	2,514	2,460
Working capital	572,513	536,833
Total debt obligations	29	30

Current Restricted Cash

As part of our tender offer to purchase the remaining outstanding shares of Lambda Physik, we were required by local regulations to have funds available for the offer in an account located in Germany. As of December 29, 2007 and September 29, 2007, we had $2.5 million restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik, which are included in current restricted cash on our consolidated balance sheets.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, obligations under SFAS 143, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of  our Annual Report on Form 10-K for the fiscal year ended September 29, 2007. There have been no material changes in contractual obligations since September 29, 2007. Information regarding our other financial commitments at December 29, 2007 is provided in the notes to the condensed consolidated financial statements in this filing.

During the first quarter of fiscal 2008, we adopted the provisions of FIN 48.  We had historically classified interest and penalties and unrecognized tax benefits as current liabilities, but beginning with the adoption of FIN 48 we have reclassified gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities within the condensed consolidated balance sheets. As of December 29, 2007, we recorded gross unrecognized tax benefits of $45.3 million and gross interest and penalties of $5.2 million, both of which are classified as non-current liabilities in the condensed consolidated balance sheet.  At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

Changes in Financial Condition

Cash provided by operating activities during the first quarter of fiscal 2008 was $13.1 million, which included depreciation and amortization of $8.2 million, net income of $4.7 million, stock-based compensation expense of $2.3 million and cash provided by operating assets and liabilities of $1.5 million partially offset by increases in net deferred tax assets of $3.4 million and other items aggregating $0.2 million.

Cash used in investing activities during the first quarter of fiscal 2008 was $9.3 million, which included $21.7 million, net, purchases of available-for-sale securities and $4.7 million used to acquire property and equipment and improve buildings, partially offset by $9.8 million proceeds from dispositions of property and equipment, $6.5 million proceeds received from the sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007 and $0.8  million other.

Cash provided by financing activities during the first quarter of fiscal 2008 was less than $0.1 million.

Changes in exchange rates during the first quarter of fiscal 2008 provided $1.1 million, primarily due to the strengthening of the Euro and the Japanese Yen in relation to the U.S. dollar.

RECENT ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, in

May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,”(“FSP FIN 48-1”) to amend FIN No. 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise’s tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and the possibility is remote that the taxing authority would reexamine the tax position in the future. We adopted FIN 48 and FSP FIN 48-1 for our fiscal year 2008 beginning September 30, 2007. See Note 11, “Income Taxes” of the condensed consolidated financial statements for additional information, including the effects of adoption on the Company’s condensed consolidated financial statements.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”) which requires a policy be adopted to present externally imposed taxes on revenue producing transactions on either a gross or net basis. Coherent’s policy is to present such taxes on a gross basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this issue would include taxes that are imposed on a revenue transaction between a seller and a customer. We adopted EITF 06-3 for our fiscal year beginning September 30, 2007. The adoption of EITF 06-3 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for us for interim periods within our fiscal year beginning September 28, 2008. We are currently assessing the impact that the adoption of SFAS 157 will have on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for us for our fiscal year beginning September 28, 2008 with earlier adoption permitted. We have elected not to early adopt and are currently assessing the impact that the adoption of SFAS 159 will have on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition related costs be recognized separately from the acquisition. SFAS 141(R) is effective for us for fiscal 2010. We are currently assessing the impact of SFAS 141(R) on our consolidated financial position and results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 29, 2007, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At December 29, 2007 the fair value of our available-for-sale debt securities was $67.6 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $351,000 and ($65,000), respectively, at December 29, 2007.

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

A hypothetical 10% appreciation of the forward adjusted U.S. dollar to December 29, 2007 market rates would decrease the unrealized value of our forward contracts by $1.4 million. Conversely, a hypothetical 10% depreciation of the forward adjusted U.S. dollar to December 29, 2007 market rates would increase the unrealized value of our forward contracts by $1.7 million.

The following table provides information about our foreign exchange forward contracts at December 29, 2007. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at December 29, 2007 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Euro	1.9667	$10,817	$7,915
British Pound Sterling	2.0507	$(6,767)	$(6,548)
Japanese Yen	113.0585	$(15,479)	$(15,563)
Canadian Dollar	1.0226	$486	$473
Korean Won	926.0216	$1,555	$1,539
Chinese RMB	7.2820	$542	$545

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 29, 2007 (“Evaluation Date”).  The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective for the purpose for which they were designed as of December 29, 2007.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Income Tax Audits

The Internal Revenue Service (“IRS”) is conducting an audit of our 2003 and 2004 tax returns. The IRS has issued a number of Notices of Proposed Adjustments to these returns. Among other items, the IRS has challenged our research and development credits and our extraterritorial income (“ETI”) exclusion. We have agreed to the various adjustments proposed by the IRS and we believe that we adequately provided for these exposures and any other items identified by the IRS as a result of the audit of these tax years. As part of its audit of our 2003 and 2004 years, the IRS has requested information related to our stock option investigation and we will comply with this request and address any issues that are raised in a timely manner.  The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns.

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

ITEM 1A. RISK FACTORS

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

Risks Associated with Our Industry, Our Business and Market Conditions

Our operating results, including net sales and stock price have varied in the past, and our future operating results will continue to be subject to quarterly and annual fluctuations based upon numerous factors, including those listed in this section and throughout this quarterly report. Our stock price will continue to be subject to daily variations as well. In addition, our future operating results and stock price may not follow any past trends.

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

•                  the ability of our suppliers, both internal and external, to produce and deliver components and parts, including sole or limited source components, in a timely manner, in the quantity and quality desired and at the prices we have budgeted;

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

•                  the rate of market acceptance of our new products;

•                  delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•                  maintenance of supply relating to products to the government on terms which we would prefer not to accept;

•                  our ability to control expenses;

•                  the level of capital spending of our customers;

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

•                  costs related to acquisitions of technology or businesses; and

•                  distraction of management related to acquisition or divestment activities and the stock exchange listing processes.

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

Our future success depends on our ability to increase our sales volumes and decrease our costs to offset anticipated declines in the average selling prices (“ASPs”) of our products and, if we are unable to realize greater sales volumes and lower costs, our operating results may suffer.

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

We have historically been the industry’s high quality supplier of laser systems. We have, in the past, experienced decreases in the ASPs of some of our products. We anticipate that as competing products become more widely available, the ASPs of our products may decrease. If we are unable to offset the anticipated decrease in our ASPs by increasing our sales volumes, our net sales will decline. In addition, to maintain our gross margins, we must continue to reduce the cost of manufacturing our products while maintaining their high quality. From time to time, our products, like many complex technological products, may fail in greater frequency than anticipated. This can lead to further charges, which can result in higher costs, lower gross margins and lower operating results. Furthermore, as average ASPs of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our operating results could be seriously harmed, particularly if the ASPs of our products decrease significantly.

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

For the first quarter of fiscal 2008, 65% of our net sales were derived from customers outside of the United States. For fiscal years 2007, 2006, and 2005, 68%, 68% and 65%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. The majority of our foreign sales occur through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign operations and sales are subject to a number of risks, including:

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

We are exposed to lawsuits in the normal course of our business, including product liability claims, if personal injury or death occurs from the use of our products. While we typically maintain customary levels of business insurance, including directors’ and officers’ policies, litigation can be expensive, lengthy, and disruptive to normal business operations, including the potential impact of indemnification obligations for individuals named in any such lawsuits. We may not, however, be able to secure insurance coverage on terms acceptable to us in the future. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit, including a recall or redesign of products if ultimately determined to be defective, could have a material adverse effect on our business, operating results, or financial condition.

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

As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine worldwide tax liabilities. Our future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our operating results and financial condition.

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

For the first quarter of fiscal 2008, our research and development costs were $18.3 million (12.7% of net sales).  For our fiscal years 2007, 2006 and 2005, our research and development costs were $74.6 million (12.4% of net sales), $73.1 million (12.5% of net sales) and $57.4 million (11.1% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Our historical stock option granting practices and the restatement of our financial statements for periods from fiscal 1995 to the quarter ended July 1, 2006 have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Part II, Item 1 “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review to the Securities and Exchange Commission (“SEC”), and in that regard we have responded to informal requests from the SEC. We intend to continue to cooperate with the SEC. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or any applicable government enforcement actions relating to our past stock option practices which may arise. The resolution of these matters may be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

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

On December 18, 2007, we announced that the Securities and Exchange Commission (“SEC”) notified us that it had denied our motion to stay the decision of the Board of Directors of The NASDAQ Stock Market LLC (“Nasdaq”), to suspend and delist our common stock.  Therefore, effective at the opening of business on Wednesday, December 19, 2007, our common stock was suspended from trading on the Nasdaq Global Select Market, and was subsequently delisted. Following our delisting from the Nasdaq Global Select Market, we began trading on the Pink Sheet Electronic Quotation Service.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.	Description

10.1*‡	2008 Officer’s Variable Compensation Plan (A description of the summary of this exhibit was previously filed under item 5.02 of Form 8-K filed on December 19, 2007.)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Coherent, Inc.
(Registrant)

February 12, 2008	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

February 12, 2008	/s/:	HELENE SIMONET
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