Form 10-Q
period 2008-03-29
COHERENT INC
filed 2008-05-08
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-33962

COHERENT, INC.

Delaware	94-1622541
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5100 Patrick Henry Drive, Santa Clara, California 95054
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 764-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on April 30, 2008 was 23,618,987 shares

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

PART I.  FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Net sales	$155,942	$152,116	$300,238	$299,625
Cost of sales	88,818	87,646	172,620	173,181
Gross profit	67,124	64,470	127,618	126,444
Operating expenses:
Research and development	19,428	18,884	37,747	37,206
Selling, general and administrative	37,384	37,139	76,202	70,623
Restructuring and other charges	—	111	—	248
Amortization of intangible assets	2,229	1,950	4,435	3,893
Total operating expenses	59,041	58,084	118,384	111,970
Income from operations	8,083	6,386	9,234	14,474
Other income (expense):
Interest and dividend income	3,368	6,236	7,437	12,309
Interest expense	(184)	(1,871)	(345)	(3,653)
Other—net	1,079	731	3,052	1,714
Total other income, net	4,263	5,096	10,144	10,370
Income before income taxes	12,346	11,482	19,378	24,844
Provision for income taxes	6,221	4,200	8,524	6,804
Net income	$6,125	$7,282	$10,854	$18,040

Net income per share:
Basic	$0.20	$0.23	$0.35	$0.57
Diluted	$0.19	$0.23	$0.34	$0.56

Shares used in computation:
Basic	31,394	31,417	31,406	31,378
Diluted	31,874	31,937	31,916	32,030

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	March 29, 2008	September 29, 2007

ASSETS
Current assets:
Cash and cash equivalents	$169,784	$315,927
Restricted cash	2,758	2,460
Short-term investments	14,842	45,896
Accounts receivable—net of allowances of $2,835 and $2,918, respectively	112,694	102,314
Inventories	116,567	112,893
Prepaid expenses and other assets	57,804	50,244
Deferred tax assets	40,384	35,844
Total current assets	514,833	665,578
Property and equipment, net	107,475	104,305
Goodwill	87,761	83,376
Intangible assets, net	32,780	35,570
Other assets	68,954	58,771
Total assets	$811,803	$947,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$9	$9
Accounts payable	33,622	27,849
Income taxes payable	6,134	17,829
Other current liabilities	91,337	83,058
Total current liabilities	131,102	128,745
Long-term obligations	19	21
Other long-term liabilities	90,098	47,848
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—23,630 shares and 31,552 shares, respectively	234	313
Additional paid-in capital	159,422	380,516
Accumulated other comprehensive income	102,018	70,672
Retained earnings	328,910	319,485
Total stockholders’ equity	590,584	770,986
Total liabilities and stockholders’ equity	$811,803	$947,600

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	March 29, 2008	March 31, 2007

Cash flows from operating activities:
Net income	$10,854	$18,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,241	12,696
Amortization of intangible assets	4,435	3,893
Deferred income taxes	935	(2,314)
(Gain) loss on disposal of property and equipment	(87)	118
Stock-based compensation	5,311	6,990
Excess tax benefit from stock-based compensation arrangements	—	(77)
Non-cash restructuring and other (recoveries)	—	(128)
Amortization of bond issue costs	—	583
Other non-cash expense	152	131
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,211)	6,008
Inventories	1,884	66
Prepaid expenses and other assets	(14,402)	(16,608)
Other assets	2,550	(2,957)
Accounts payable	3,529	4,638
Income taxes payable/receivable	1,764	2,117
Other current liabilities	4,785	4,838
Other long-term liabilities	(3,099)	1,902
Net cash provided by operating activities	28,641	39,936

Cash flows from investing activities:
Purchases of property and equipment	(9,213)	(12,523)
Proceeds from dispositions of property and equipment	9,853	167
Purchases of available-for-sale securities	(530,332)	(349,530)
Proceeds from sales and maturities of available-for-sale securities	561,386	281,170
Proceeds from sale of business	6,519	—
Change in restricted cash	(25)	(26)
Premiums paid for life insurance contracts	—	(2,800)
Other—net	804	197
Net cash provided by (used in) investing activities	38,992	(83,345)

Cash flows from financing activities:
Long-term debt repayments	—	(2)
Repayment of capital lease obligations	(6)	(2)
Cash overdrafts increase (decrease)	(874)	909
Issuance of common stock under employee stock option and purchase plans	1,362	3,784
Repurchase of common stock	(228,147)	—
Collection of notes receivable from common stock	—	324
Excess tax benefits from stock-based compensation arrangements	—	77
Net cash provided by (used in) financing activities	(227,665)	5,090
Effect of exchange rate changes on cash and cash equivalents	13,889	4,955
Net decrease in cash and cash equivalents	(146,143)	(33,364)
Cash and cash equivalents, beginning of period	315,927	445,231
Cash and cash equivalents, end of period	$169,784	$411,867

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$192	$3,730
Income taxes	$10,274	$8,513
Cash received during the period for:
Income taxes	$3,575	$1,662

Noncash investing and financing activities:
Unpaid property and equipment	$2,423	$496
Net retirement of restricted stock awards	$—	$225

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Coherent, Inc. (referred to herein as the “Company,” “we,” “our” or “Coherent”) consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended September 29, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year. Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2008 and 2007 include 52 weeks each.

2.    RECENT ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No.109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, in May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,”(“FSP FIN 48-1”) to amend FIN 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise’s tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and the possibility is remote that the taxing authority would reexamine the tax position in the future. We adopted FIN 48 and FSP FIN 48-1 for our fiscal year 2008 beginning September 30, 2007. See Note 12, “Income Taxes” for additional information, including the effects of adoption on the Company’s Condensed Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition related costs be recognized separately from the acquisition. SFAS 141(R) is effective for us for acquisitions after the beginning of our fiscal year 2010.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for us for interim periods within our fiscal year beginning September 28, 2008. We are currently assessing the impact that the adoption of SFAS 157 will have on our consolidated financial position and results of operations. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our non-financial assets and liabilities; however we do not anticipate it to significantly impact our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS No. 161 is effective for our interim period beginning December 28, 2008. We are currently assessing the impact that the adoption of SFAS No. 161 will have on our consolidated financial position, results of operations and cash flows.

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

	March 29, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$172,542	$—	$—	$172,542
Less: restricted cash				(2,758)
				$169,784
Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$6,641	$137	—	$6,778
State and municipal obligations	925	1	—	926
Corporate notes and obligations	7,157	66	(85)	7,138
Total short-term investments	$14,723	$204	$(85)	$14,842

	September 29, 2007
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$318,352	$35	$—	$318,387
Less: restricted cash				(2,460)
				$315,927
Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$6,036	$7	$—	$6,043
Corporate notes and obligations	39,740	132	(19)	39,853
Total short-term investments	$45,776	$139	$(19)	$45,896

At March 29, 2008, $2.8 million of cash was restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik. At September 29, 2007, $2.5 million of cash was restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik.

5.    INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for the period from September 29, 2007 to March 29, 2008 are as follows (in thousands):

	Commercial Lasers and Components	Specialty Laser Systems	Total
Balance as of September 29, 2007	$24,091	$59,285	$83,376
Translation adjustments and other	176	4,209	4,385
Balance as of March 29, 2008	$24,267	$63,494	$87,761

Components of our amortizable intangible assets are as follows (in thousands):

	March 29, 2008			September 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$55,968	$(30,983)	$24,985	$54,091	$(26,955)	$27,136
Patents	11,306	(8,217)	3,089	10,184	(6,943)	3,241
Drawings	1,544	(1,544)	—	1,390	(1,390)	—
Order backlog	5,431	(5,408)	23	4,907	(4,864)	43
Customer lists	5,631	(3,066)	2,565	5,366	(2,562)	2,804
Trade name	4,139	(2,150)	1,989	3,754	(1,751)	2,003
Non-compete agreement	2,581	(2,452)	129	2,408	(2,065)	343
Total	$86,600	$(53,820)	$32,780	$82,100	$(46,530)	$35,570

Amortization expense for intangible assets for the six months ended March 29, 2008 was $4.4 million. At March 29, 2008, estimated amortization expense for the remainder of fiscal 2008, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2008 (remainder)	$4,326
2009	8,287
2010	6,804
2011	5,323
2012	3,509
2013	2,097
Thereafter	2,434
Total	$32,780

6.    BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	March 29, 2008	September 29, 2007
Purchased parts and assemblies	$32,141	$29,786
Work-in-process	46,370	44,368
Finished goods	38,056	38,739
Inventories	$116,567	$112,893

Prepaid expenses and other assets consist of the following (in thousands):

	March 29, 2008	September 29, 2007
Prepaid and refundable income taxes	$16,738	$8,616
Prepaid expenses and other	41,066	41,628
Total prepaid expenses and other assets	$57,804	$50,244

Other assets consist of the following (in thousands):

	March 29, 2008	September 29, 2007
Assets related to deferred compensation arrangements	$28,626	$30,706
Deferred tax assets	37,454	25,165
Other assets	2,874	2,900
Total other assets	$68,954	$58,771

Other current liabilities consist of the following (in thousands):

	March 29, 2008	September 29, 2007
Accrued payroll and benefits	$29,202	$28,247
Accrued expenses and other	13,856	18,471
Reserve for warranty	13,790	13,660
Other taxes payable	20,687	9,840
Deferred income	11,435	10,496
Customer deposits	2,367	1,868
Accrued restructuring charges	—	476
Total other current liabilities	$91,337	$83,058

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

Components of the reserve for warranty costs during the first six months of fiscal 2008 and 2007 were as follows (in thousands):

	Six Months Ended
	March 29, 2008	March 31, 2007
Beginning balance	$13,660	$11,462
Additions related to current period sales	10,571	11,000
Warranty costs incurred in the current period	(11,099)	(9,672)
Adjustments to accruals related to prior period sales	658	217
Ending balance	$13,790	$13,007

Other long-term liabilities consist of the following (in thousands):

	March 29, 2008	September 29, 2007
Deferred compensation	$28,654	$31,336
Long-term taxes payable	39,327	—
Deferred tax liabilities	15,042	10,433
Deferred income	1,737	1,585
Asset retirement obligations liability	1,432	1,256
Other long-term liabilities	3,906	3,238
Total other long-term liabilities	$90,098	$47,848

The following table reconciles changes in our asset retirement obligations liability, which is reported in other long-term liabilities on our condensed consolidated balance sheets (in thousands):

	Six Months Ended
	March 29, 2008	March 31, 2007
Beginning balance	$1,256	$1,765
Adjustment to asset retirement obligations recognized	(16)	(7)
Accretion recognized	34	75
Changes due to foreign currency exchange	158	114
Ending balance	$1,432	$1,947

7.     STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

We have two Stock Option Plans for which all service providers are eligible participants and a Directors’ Stock Option Plan for which only non-employee directors are eligible participants. The Director’s Stock Option Plan is designed to work automatically without administration, however to the extent administration is necessary, it will be performed by the Board of Directors or a committee thereof. Under these three plans, we may grant options to purchase up to an aggregate of 5,500,000, 6,300,000 and 677,000 shares of common stock, respectively of which none, 3,000,983 and 153,000 shares, respectively, remain available for grant at March 29, 2008. Employee options are generally exercisable between two to four years from the grant date at a price equal to the fair market value of the common stock on the date of the grant and generally vest 25% to 50% annually. We settle stock option exercises with newly issued shares of common stock. Grants under employee plans expire six years from the original grant date, unless otherwise determined by the Board or a committee thereof, up to a maximum of ten years. Director options are automatically granted to our non-employee directors. Such directors initially receive a stock option for 24,000 shares exercisable over a three-year period and an award of restricted stock units of 2,000 shares which vest at the end of three years. Additionally, the non-employee directors receive an annual grant of 6,000 shares exercisable as to 50% of the shares on the day prior to each of the next two annual stockholder meetings. Grants under director plans expire ten years from the original grant date. In addition, each non-employee director receives an annual grant of 2,000 shares of restricted stock units that vest on the day prior to the annual stockholder meeting held in the third calendar year following the date of grant.

Restricted stock awards, including restricted stock units granted under our Stock Option Plans are independent of option grants and are subject to restrictions. At March 29, 2008, we had 452,515 unvested shares of restricted stock, including 125,675 performance-based restricted stock awards and units, all of which are subject to forfeiture if employment terminates prior to the release of restrictions.  During this period, ownership of the shares cannot be transferred. The service-based restricted awards generally vest three years from the date of grant and the restricted stock units vest annually over three years. The performance-based restricted stock awards are generally subject to annual vesting over three years depending upon the achievement of performance measurements tied to the Company’s internal metrics for revenue growth and adjusted EBITDA. The number of shares earned can range from 0% to 200% of the grant target for 2008. The Company granted performance-based  restricted stock units during this quarter which have a single vesting measurement date of  November 14, 2010, which vest as to anywhere between 0 and 300% of the targeted amount based upon achievement by the Company of (a) an annual revenue threshold amount and (b) adjusted EBITDA targets.  Shares of restricted stock (not including performance-based restricted stock or restricted stock units) have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

We have an Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. At March 29, 2008, 224,536 shares of our common stock were reserved for future issuance under the plan.

In the second quarter of fiscal 2007, the ESPP was suspended and employee contributions made to the ESPP were returned while a voluntary review of our historical stock option practices was conducted. The ESPP was reopened with an 8 month offering period ending October 31, 2008 and employees began making contributions during the second quarter of fiscal 2008.

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

The fair values of our stock options granted to employees and shares purchased under the stock purchase plan for the three and six months ended March 29, 2008 and March 31, 2007 were estimated using the following weighted-average assumptions:

	Employee Stock Option Plans				Employee Stock Purchase Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007(1)	March 29, 2008	March 31, 2007
Expected life in years	3.1	—	3.5	4.4	0.7	—	0.7	0.5
Expected volatility	29.5%	—%	29.5%	34.2%	31.9%	—%	31.9%	29.0%
Risk-free interest rate	2.1%	—%	3.9%	4.7%	1.8%	—%	1.8%	5.1%
Expected dividends	—	—	—	—	—	—	—	—
Weighted average fair value	$6.47	$—	$8.78	$12.04	$7.31	$—	$7.31	$8.43

(1)          During the second quarter of fiscal 2007, the stock purchase plan was suspended and employee contributions were returned while a voluntary review of our historical stock option practices was conducted. The ESPP reopened in March 2008.

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended March 29, 2008 and March 31, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Cost of sales	$759	$667	$1,144	$1,103
Research and development	808	739	1,127	1,299
Selling, general and administrative	3,382	2,349	5,383	4,844
Income tax benefit	(1,215)	(1,272)	(1,987)	(2,573)
	$3,734	$2,483	$5,667	$4,673

During the three and six months ended March 29, 2008, $0.4 million  and $0.6 million, respectively, for all stock plans was capitalized into inventory, $0.3 million and $0.5 million, respectively, was amortized to cost of sales and $0.4 million remained in inventory at March 29, 2008. As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At March 29, 2008, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $13.1 million, net of estimated forfeitures of $0.8 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.0 years and will be adjusted for subsequent changes in estimated forfeitures.

In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from an employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the first six months of fiscal 2008 and fiscal 2007, we recorded none and less than $0.1 million, respectively, of excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts and remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2007	3,196	$28.54
Granted	852	32.50
Exercised	(60)	22.50
Forfeitures	(66)	33.00
Expirations	(380)	31.21
Outstanding at March 29, 2008	3,542	$29.23	3.3	$5,616

Vested and expected to vest at March 29, 2008	3,527	$29.22	3.3	$5,616

Exercisable at March 29, 2008	2,498	$27.78	2.4	$5,616

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 1.2 million options that were in-the-money at March 29, 2008. During the second quarter of fiscal 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.4 million, determined as of the date of option exercise. There were no options that were exercised under the Company’s stock option plans during the first fiscal quarter of 2008, therefore there was no intrinsic value realized in that period. During the first quarter of fiscal 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.5 million, determined as of the date of option exercise. There were no options exercised during second quarter of fiscal 2007. The following table summarizes our restricted stock award activity, including restricted stock units, for the first six months of fiscal 2008 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at September 30, 2007	261	$33.02
Granted	258	28.68
Vested	—	—
Forfeited	(67)	33.34
Nonvested stock at March 29, 2008	452	$30.54

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

Income Tax Audits—The Internal Revenue Service (“IRS”) is conducting an audit of our 2003 and 2004 tax returns. The IRS has issued a number of Notices of Proposed Adjustments to these returns. Among other items, the IRS has challenged our research and development credits and our extraterritorial income (“ETI”) exclusion. We have agreed to the various adjustments proposed by the IRS and we believe that we have adequately provided for these exposures and any other items identified by the IRS as a result of the audit of these tax years. As part of its audit of our 2003 and 2004 years, the IRS has requested information related to our stock option investigation and we intend to comply with this request and address any issues that are raised in a timely manner. The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns and has requested stock option investigation information for these years.

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

9.              ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007

Net income	$6,125	$7,282	$10,854	$18,040

Other comprehensive income (loss):
Translation adjustment	28,028	4,279	31,214	11,106
Net gain (loss) on derivative instruments, net of taxes	2	(27)	1	3
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes	(25)	(30)	129	115
Other comprehensive income, net of tax	28,005	4,222	31,344	11,224
Comprehensive income	$34,130	$11,504	$42,198	$29,264

The following summarizes activity in accumulated other comprehensive income (loss) related to derivatives, net of income taxes, held by us (in thousands):

Balance, October 1, 2006	$(135)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	3
Balance, March 31, 2007	$(132)

Balance, September 30, 2007	$(98)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	3
Balance, March 29, 2008	$(95)

Accumulated other comprehensive income (net of tax) at March 29, 2008 is comprised of accumulated translation adjustments of $102.1 million and net loss on derivative instruments of $0.1 million. Accumulated other comprehensive income (net of tax) at September 29, 2007  is comprised of accumulated translation adjustments of $71.0 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.2 million, respectively.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Weighted average shares outstanding (1)—basic	31,394	31,417	31,406	31,378
Dilutive effect of employee stock plans	480	520	510	652
Weighted average shares outstanding—diluted	31,874	31,937	31,916	32,030

Net income	$6,125	$7,282	$10,854	$18,040

Net income per basic share	$0.20	$0.23	$0.35	$0.57
Net income per diluted share	$0.19	$0.23	$0.34	$0.56

(1)   Net of restricted stock

A total of 2,348,968 and 2,141,206 potentially dilutive securities have been excluded from the dilutive share calculation for the second quarter of fiscal 2008 and fiscal 2007, respectively, as their effect was anti-dilutive.  A total of 2,430,969 and 1,535,628 potentially dilutive securities have been excluded from the dilutive share calculation for the six months ended March 29, 2008 and March 31, 2007, respectively, as their effect was anti-dilutive.

In September 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, that contingently convertible debt should be treated as convertible debt and included in the calculation of diluted EPS. The assumed proceeds under the treasury stock method were calculated by subtracting the aggregate weighted-average conversion price from the average market price of the shares related to the contingently convertible debt. As the market price for our shares did not reach the conversion price at any point during the three and six months ended March 31, 2007, there was no dilutive effect from our $200.0 million 2.75% convertible subordinated notes in our diluted EPS calculation under the treasury stock method. Therefore we did not include any shares related to the convertible subordinated notes, in accordance with the provisions of EITF No. 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” and SFAS No. 128, “Earnings Per Share”.

As the contingently convertible debt was paid off on August 21, 2007, there is no impact from EITF No. 04-8 in the three and six months ended March 29, 2008.

11.  STOCK REPURCHASE

On February 12, 2008, the Company announced that the Board of Directors had authorized the Company to repurchase up to $225 million of its common stock through a modified “Dutch Auction” tender offer and an additional $25 million of its common stock, following the completion or termination of the tender offer, under its stock repurchase program, terminating no later than February 11, 2009.  On March 17, 2008, we completed our tender offer, repurchased and retired 7,972,313 shares of outstanding common stock at a price of $28.50 per share for a total of $228.1 million, including expenses.  Such repurchases were accounted for as a reduction in additional paid in capital. Upon completion of the offer, we had 23,628,161 shares of common stock outstanding.

12.  INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the provisions of SFAS 109, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the currently enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries. The Company’s estimated effective tax rate for the three months and six months ended March 29, 2008 was 50.4% and 44.0%, respectively. The difference between the statutory rate of 35% and the Company’s effective tax rate for the three months ended March 29, 2008 was due primarily to permanent differences related to foreign currency exchange gains on previously taxed income distributions from foreign subsidiaries and deemed dividend inclusions under the Subpart F tax rules, partially offset by the benefit of foreign tax credits.  The difference between the statutory rate of 35% and the Company’s effective tax rate for the six months ended March 29, 2008 was due primarily to permanent differences related to foreign currency exchange gains on previously taxed income distributions from foreign subsidiaries and deemed dividend inclusions under the Subpart F tax rules, partially offset by the benefit of foreign tax credits and research and development tax credits.

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

Effective September 30, 2007, the Company adopted the provisions of FIN 48 and FSP FIN 48-1. Upon adoption, the Company recorded a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $1.4 million in accordance with the transition rules under FIN 48. The Company had historically classified interest and penalties and unrecognized tax benefits as current liabilities. With the adoption of FIN 48, the Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the condensed consolidated balance sheets. The total amount of gross unrecognized tax benefits as of the date of adoption of FIN 48 was $44.9 million, of which $21.7 million, if recognized, would affect the Company’s effective tax rate. As of March 29, 2008, the total amount of gross unrecognized tax benefits was $45.7 million, of which $22.3 million, if recognized, would affect the Company’s effective tax rate. The Company’s total gross unrecognized tax benefit was classified as non-current liabilities in the condensed consolidated balance sheets.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for income taxes did not change as a result of adopting FIN 48. As of the date of adoption, the Company had accrued $4.7 million for the gross interest and penalties relating to the gross unrecognized tax benefits. As of March 29, 2008, the total amount of gross interest and penalties accrued was $5.6 million, which is classified as non-current liabilities in the condensed consolidated balance sheets.

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

13.  SEGMENT INFORMATION

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

The following table provides net sales and income from operations for our operating segments (in thousands):

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Net sales:
Commercial Lasers and Components	$75,962	$69,720	$144,566	$136,947
Specialty Laser Systems	79,955	82,316	155,622	161,086
Corporate and other	25	80	50	1,592
Total net sales	$155,942	$152,116	$300,238	$299,625

Income from operations:
Commercial Lasers and Components	$9,252	$7,096	$14,799	$15,865
Specialty Laser Systems	10,362	14,020	19,539	24,901
Corporate and other	(11,531)	(14,730)	(25,104)	(26,292)
Total income from operations	$8,083	$6,386	$9,234	$14,474

14.  SUBSEQUENT EVENTS

Effective March 31, 2008, we entered into a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2010.  Our Union Bank of California agreement is subject to covenants related to financial ratios and tangible net worth.

In April 2008, we initiated a tender offer related to certain discount options discovered during our voluntary review of our historical stock option practices. Discount options are options with an exercise price that is less than the fair market value of the shares underlying the option at the time of grant. The discounted options included in this offer are certain options which vested after December 31, 2004.  During the tender offer period, employees have, among other things, the ability to amend the exercise price per share for eligible options to the fair market value of the underlying option as of the measurement date of that option, and receive a cash payment for the difference between the discounted share price and the amended share price. This amendment is designed to allow holders of discount options to avoid certain adverse tax consequences associated with discount options. The offer expires on May 9, 2008.

On April 16, 2008, we announced that we entered into an agreement to sell certain assets of our Auburn Optics manufacturing operation to Research Electro-Optics, Inc. (“REO”), a privately held optics manufacturing and technology company. We also entered into a strategic supply agreement with REO. REO will provide optical manufacturing capabilities for us, including fabrication and coating of optical components. The transition of the optics manufacturing assets from Auburn to REO will begin immediately and is expected to be completed no later than the end of the second quarter of fiscal 2009.

In April 2008, we finalized our lease agreement and began to move employees into an additional building in Santa Clara, California. The future minimum lease payments total $12.2 million over seven years.

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

MARKET APPLICATIONS

Our products address a broad range of applications that we group into the following markets: Microelectronics, Materials Processing, OEM Components and Instrumentation, and Scientific Research and Government Programs.  Effective the first quarter of fiscal 2008, we combined the former Graphic Arts and Display market applications for bookings and revenues into the OEM Components and Instrumentation market applications.  Prior period market application information for bookings and revenues reflects this combination.

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

•                  Focus on long-term improvement of adjusted EBITDA expressed as a percentage of net sales—We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, stock compensation expenses and certain other non-operating income and expense items.

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

The vast majority of our sales are made to original equipment manufacturers (OEMs), distributors, resellers and end-users in the non-scientific market. Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where we have agreed to perform installation or provide training. In those instances, we defer revenue related to installation services or training until these services have been rendered. We allocate revenue from multiple element arrangements to the various elements based upon relative fair values, which are determined based on the price charged for each deliverable on a standalone basis.

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

At March 29, 2008, we had $120.5 million of goodwill and purchased intangible assets on our consolidated balance sheet. At March 29, 2008, we had $107.5 million of property and equipment on our consolidated balance sheet. The Company reviewed impairment indicators during the second quarter of fiscal 2008 and determined that no impairment was indicated.

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

Stock-Based Compensation

In accordance with the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), we recognize compensation expense for all share-based payment awards on a straight-line basis over the respective requisite service period of the awards. Stock-based compensation expense is determined based on the fair value of the awards on the date of grant.

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

Effective September 30, 2007, the Company adopted the provisions of FIN 48, which creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 establishes a two-step approach for evaluating tax positions.  The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the matter) that a tax position is more likely than not to be sustained upon examination by a taxing authority.  The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty.  These determinations involve significant judgment by management. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with factual interpretation, judgment and certainty.  Tax laws and regulations themselves are complex and are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court filings.  Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Three Months Ended
	March 29,	March 31,
	2008	2007	Change	% Change
	(Dollars in thousands)

Bookings	$148,578	$151,865	$(3,287)	(2.2)%
Net sales—CLC	$75,962	$69,720	$6,242	9.0%
Net sales—SLS	$79,955	$82,316	$(2,361)	(2.9)%
Gross profit as a percentage of net sales—CLC	45.6%	42.8%	2.8%	6.6%
Gross profit as a percentage of net sales—SLS	41.7%	42.9%	(1.2)%	(3.0)%
Research and development as a percentage of net sales	12.5%	12.4%	0.1%	0.4%
Income before income taxes	$12,346	$11,482	$864	7.5%
Cash provided by operating activities	$15,564	$11,202	$4,362	38.9%
Days sales outstanding in receivables	65.0	63.5	1.5	2.5%
Days sales outstanding in inventories	67.3	61.2	6.1	10.0%
Capital spending as a percentage of net sales	2.9%	4.9%	(2.0)%	(41.0)%

	Six Months Ended
	March 29,	March 31,
	2008	2007	Change	% Change
	(Dollars in thousands)

Bookings	$303,435	$288,073	$15,362	5.3%
Net sales—CLC	$144,566	$136,947	$7,619	5.6%
Net sales—SLS	$155,622	$161,086	$(5,464)	(3.4)%
Gross profit as a percentage of net sales—CLC	44.0%	44.1%	(0.1)%	(0.2)%
Gross profit as a percentage of net sales—SLS	42.0%	41.1%	0.9%	2.0%
Research and development as a percentage of net sales	12.6%	12.4%	0.2%	1.2%
Income before income taxes	$19,378	$24,844	$(5,466)	(22.0)%
Cash provided by operating activities	$28,641	$39,936	$(11,295)	(28.3)%
Capital spending as a percentage of net sales	3.1%	4.2%	(1.1)%	(26.6)%

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

Second quarter bookings decreased 2.2% and bookings for the six months ended March 29, 2008 increased 5.3% from the same periods one year ago.  For both the quarter and six months, increases in the microelectronics and scientific and government programs markets were partially offset by decreases in the OEM components and instrumentation and materials processing markets.

Microelectronics

Orders from semiconductor capital equipment applications remained soft due to the downturn in the industry.  While we continue to focus on market share gains, we do not expect any appreciable impact before the end of the calendar year.  Demand for lasers used in via drilling was strong, due both from cell phone manufacturing and IC substrate packaging.  As these markets are strongly influenced by consumer spending, we are closely tracking macroeconomic indicators.  Bookings from laser direct imaging decreased, which is reflective of current market conditions.  The long-term key to this market is the dollars per Watt and we are aggressively pursuing new product architectures to support this goal.

For the past few quarters, flat panel display manufacturers have made process improvements to increase annealing yields. With capacity absorption maximized, we have received orders for additional laser systems.  These will be used for sequential lateral solidification (“SLS”) processing of thin-film transistors and active matrix organic light-emitting diode (“AMOLED”) panels and be equipped with an excimer light source and our line-beam delivery optics.

The solar cell market has been receiving attention in the press, especially with oil at record highs.  We have seen a steady increase in solar applications during each of the last two fiscal years.  Solar bookings increased in the second quarter of fiscal 2008 and the total for the first six months of fiscal 2008 has almost matched the whole of fiscal 2007.  Given the industry trend, this growth is likely to be sustained throughout this fiscal year and beyond.  It is also noteworthy that we are providing ultraviolet, visible and infrared light sources to this market for a variety of applications in thin-film and crystalline silicon processing.

At the Japan Laser Expo in Yokohama in April 2008, we formally launched the Talisker laser system. It is the first in a series of lasers based upon an ultrafast fiber oscillator that has been designed and built to Telecordia standards.  In the Talisker, the ultrafast oscillator is paired with a high power amplifier to produce energetic, short pulses of light resulting in high peak power output.  Customer tests have demonstrated several important results including negligible heat affected zones (HAZ) and the ability to eliminate certain post-machining processes, such as post-scribe plasma processing in the case of silicon scribing.  Customer interest in Talisker is strong for a wide variety of microelectronics applications including solar cell manufacturing and precision glass scribing for the latest hand-held devices.  By applying subsystems from other products within our portfolio, the Talisker is the only laser of its type available in infrared, visible and ultraviolet configurations. Customers have already begun to place orders and revenue shipments will commence in the third quarter of fiscal 2008.

Scientific and Government Programs

While our market share and order stream for Chameleon™ remains solid, the second quarter of fiscal 2008 was marked by a surge in demand for high-performance amplifiers.  This was due in part to product enhancements, which addressed customer needs, as well as the release of government funding.  At Photonics West in January 2008, we introduced the Mantis™, an ultrafast laser system that incorporates a high-power OPS pump laser.  The order rate for the Mantis™ is meeting our expectations and product has begun to ship.

OEM Components and Instrumentation

Effective in the first quarter of fiscal 2008, we have incorporated the former graphic arts and display market into OEM components and instrumentation market.   Orders from instrumentation applications increased slightly from the first quarter of fiscal 2008, but decreased from the record-setting second quarter of fiscal 2007. Orders from medical OEM’s decreased following an all-time high set in the first quarter of fiscal 2008.  Nonetheless, the market remains very active.  We received strong bookings from refractive surgery customers due in part to ongoing product portfolio consolidation. In the photocoagulation market, we have secured another major account for the OPSL™ 577.  We look forward to having all these accounts receive FDA approval.  We have also noted a renewed interest in CO2-based skin resurfacing, which has resulted in meaningful unit volume for our GEM™ Series lasers, whose performance characteristics provide a favorable overall patient experience.

Materials Processing

The materials processing market is in a very dynamic state.  Consumer sentiment in the U.S. has impacted imports, causing orders for new production equipment to weaken.  We have seen evidence of this in China.  However, demand from the Chinese domestic and European markets has remained strong, partially offsetting the softness in the U.S.  Given the regional interdependencies and unclear outlook, we expect customers to adopt a more conservative posture, especially on inventory.

Marking and engraving applications continue to be our prime targets.  Specialty marking of glass, diamonds and identification cards applications were strong.  On the product front, our recently released E-Series CO2 platform is performing well. The integrated design and cost of ownership model have been well received by the customer base.  We are receiving first-time and repeat orders for this product.  We are also seeing increasing demand for our Matrix Series laser platform.

Net Sales

Net sales include sales of lasers, precision optics, related accessories and service contracts.  Net sales for the second fiscal quarter increased 9.0% in our CLC segment and decreased 2.9% in our SLS segment from the same quarter one year ago.  Net sales for the first six months of fiscal 2008 increased 5.6% in our CLC segment and decreased 3.4% in our SLS segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the second quarter increased from 42.8% to 45.6% in our CLC segment and decreased from 42.9% to 41.7% in our SLS segment from the same quarter one year ago.  Gross profit percentage for the first six months of fiscal 2008 decreased from 44.1% to 44.0% in our CLC segment and increased from 41.1% to 42.0% in our SLS segment from the same period one year ago.  For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage increased to 12.5% from 12.4% in the second fiscal quarter and increased to 12.6% from 12.4% for the first six months of fiscal 2008 compared to the same periods one year ago.  For a more complete description of the reasons for changes in R&D percentage refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more cash flow available.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the second quarter of fiscal 2008 increased 1.5 days from the same quarter one year ago due primarily to the impact of foreign exchange rates and higher sales volumes in Asia, partially offset by a lower concentration of sales later in the quarter.

Days Sales Outstanding in Inventories

We calculate DSO in inventories as net inventories at the end of the period divided by net sales of the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in inventories indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more cash flow available.  The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in inventories for the second quarter of fiscal 2008 increased 6.1 days from the same quarter one year ago primarily due to increased inventory levels for customer support, in preparation for new product launches and to support higher sales volumes as well as the impact of foreign exchange rates.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage decreased to 2.9% and 3.1% for the second quarter and six months from 4.9% and 4.2%, respectively, for the same periods one year ago.  We anticipate that capital spending for fiscal 2008 will be approximately 4% of net sales.

SIGNIFICANT EVENTS

On December 18, 2007, we announced that the Securities and Exchange Commission (“SEC”) notified us that it had denied our motion to stay the decision of the NASDAQ Stock Market LLC (“Nasdaq”), to suspend and delist our common stock.  Therefore, effective at the opening of business on Wednesday, December 19, 2007, our common stock was suspended from trading on the Nasdaq Global Select Market, and was subsequently delisted. Following our delisting from the Nasdaq Global Select Market, we began trading on the Pink Sheet Electronic Quotation Service.  Our shares of common stock were re-listed on the NASDAQ Global Select Market with the opening of trading on Thursday, February 14, 2008.

On February 12, 2008, the Company announced that the Board of Directors had authorized the Company to repurchase up to $225 million of its common stock through a modified “Dutch Auction” tender offer and an additional $25 million of its common stock, following the completion or termination of the tender offer, under its stock repurchase program, terminating no later than February 11, 2009.  On March 17, 2008, we completed our tender offer, repurchased and retired 7,972,313 shares of outstanding common stock at a price of $28.50 per share for a total of $228.1 million, including expenses.  Such repurchases were accounted for as a reduction in additional paid in capital. Upon completion of the offer, we had 23,628,161 shares of common stock outstanding.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.0%	57.6%	57.5%	57.8%
Gross profit	43.0%	42.4%	42.5%	42.2%
Operating expenses:
Research and development	12.5%	12.4%	12.6%	12.4%
Selling, general and administrative	24.0%	24.4%	25.3%	23.6%
Restructuring and other charges	—%	0.1%	—%	0.1%
Amortization of intangible assets	1.4%	1.3%	1.5%	1.3%
Total operating expenses	37.9%	38.2%	39.4%	37.4%
Income from operations	5.1%	4.2%	3.1%	4.8%
Other income (expense):
Interest and dividend income	2.2%	4.1%	2.5%	4.1%
Interest expense	(0.1)%	(1.3)%	(0.1)%	(1.2)%
Other—net	0.7%	0.5%	1.0%	0.6%
Total other income, net	2.8%	3.3%	3.4%	3.5%
Income before income taxes	7.9%	7.5%	6.5%	8.3%
Provision for income taxes	4.0%	2.7%	2.9%	2.3%
Net income	3.9%	4.8%	3.6%	6.0%

Net income for the second quarter of fiscal 2008 was $6.1 million ($0.19 per diluted share) including a $1.4 million tax expense in connection with an internal dividend from one of our European subsidiaries, $1.5 million of after-tax costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation and $3.7 million of after-tax stock-related compensation expense.  Net income for the second quarter of fiscal 2007 was $7.3 million ($0.23 per diluted share) including $2.5 million of after-tax costs related to our internal stock option investigation and litigation and $2.6 million of after-tax stock-related compensation expense.   Net income for the first six months of fiscal 2008 was $10.9 million ($0.34 per diluted share) including $4.4 million of after-tax costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation, $5.7 million of after-tax stock-related compensation expense and a $1.4 million tax expense in connection with an internal dividend from one of our European subsidiaries.  Net income for the first six months of fiscal 2007 was $18.0 million ($0.56 per diluted share) including $3.6 million of after-tax costs related to our internal stock option investigation.  Results for the first six months of fiscal 2007 also included approximately $4.7 million of after-tax stock-related compensation expense. Although the Company’s revenues benefitted from the stronger Euro and Japanese Yen, the impact on net income for the first three and six months of fiscal 2008 was minimal as we incur considerable manufacturing and other operating expenses in our European locations.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	March 29, 2008		March 31, 2007
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$58,595	37.6%	$53,768	35.3%
OEM components and instrumentation	43,072	27.6%	42,548	28.0%
Materials processing	23,381	15.0%	25,192	16.6%
Scientific and government programs	30,894	19.8%	30,608	20.1%
Total	$155,942	100.0%	$152,116	100.0%

	Six Months Ended
	March 29, 2008		March 31, 2007
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$107,268	35.7%	$109,498	36.5%
OEM components and instrumentation	84,053	28.0%	82,012	27.4%
Materials processing	47,884	15.9%	44,566	14.9%
Scientific and government programs	61,033	20.4%	63,549	21.2%
Total	$300,238	100.0%	$299,625	100.0%

Quarterly

Net sales for the second quarter of fiscal 2008 increased by $3.8 million, or 3%, including an increase of $7.7 million due to the impact of foreign currency exchange rates, compared to the second quarter of fiscal 2007.   Increases in the microelectronics, OEM components and instrumentation and scientific and government programs markets were partially offset by decreases in the materials processing market.

The increase in the microelectronics market of $4.8 million, or 9%, was primarily due to higher sales in micro material processing applications and the flat panel display market.   The increase in the OEM components and instrumentation market of $0.5 million, or 1%, was due primarily to higher sales for medical and bioinstrumentation applications and increased sales for military applications, including revenues contributed by Nuvonyx (acquired in April 2007), partially offset by lower sales due to the sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007.  Scientific and government program sales increased $0.3 million, or 1%, due to higher demand for pumping, measuring and advanced research applications used by university and government research groups, partially offset by lower custom laser sales.  Sales in the material processing market decreased $1.8 million, or 7%, primarily due to lower commercial laser shipments for marking applications.

Year-to-date

Net sales for the first six months of fiscal 2008 increased by $0.6 million, or less than 1%, including an increase of $11.6 million due to the impact of foreign currency exchange rates, compared to the first six months of fiscal 2007.   Increases in the materials processing and OEM components and instrumentation markets were partially offset by decreases in the scientific and government programs and microelectronics markets.

Sales in the material processing market increased $3.3 million, or 7%, primarily due to higher commercial laser shipments for surface structuring and marking applications.  The increase in the OEM components and instrumentation market of $2.0 million, or 2%, was due primarily to higher sales for medical and bioinstrumentation applications and increased sales for military applications, including revenues contributed by Nuvonyx (acquired in April 2007), partially offset by lower sales due to the sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007 and lower semiconductor sales. Scientific and government program sales decreased $2.5 million, or 4%, due to lower demand for pumping, measuring and advanced research applications used by university and government research groups.  The decrease in the microelectronics market of $2.2 million, or 2%, was primarily due to lower sales in the flat panel display market and in micro material processing applications.

Although we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

Segments

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	March 29, 2008		March 31, 2007
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Commercial Lasers and Components (CLC)	$75,962	48.7%	$69,720	45.8%
Specialty Laser Systems (SLS)	79,955	51.3%	82,316	54.1%
Corporate and Other	25	0.0%	80	0.1%
Total	$155,942	100.0%	$152,116	100.0%

	Six Months Ended
	March 29, 2008		March 31, 2007
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Commercial Lasers and Components (CLC)	$144,566	48.2%	$136,947	45.7%
Specialty Laser Systems (SLS)	155,622	51.8%	161,086	53.8%
Corporate and Other	50	0.0%	1,592	0.5%
Total	$300,238	100.0%	$299,625	100.0%

Quarterly

Net sales for the second quarter of fiscal 2008 increased by $3.8 million, or 3%, compared to the second quarter of fiscal 2007, with increases of $6.2 million, or 9%, in our CLC segment and decreases of $2.4 million, or 3%, in our SLS segment.

The increase in our CLC segment sales was primarily due to higher sales for flat panel display, via drilling, direct writing and marking applications as well as increased military application sales, including revenues contributed by Nuvonyx (acquired in April 2007) and increased bioinstrumentation and medical sales, partially offset by lower sales due to the sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007 and lower semiconductor application sales.  The decrease in our SLS segment sales was primarily due to lower revenue in the microelectronics market for flat panel display applications, partially offset by higher revenue for solar and micro-via applications and lower revenue in the scientific market due to lower customer laser revenue.

Year-to-date

Net sales for the first six months of fiscal 2008 increased by $0.6 million, or less than 1%, compared to the first six months of fiscal 2007, with increases of $7.6 million, or 6%, in our CLC segment, decreases of $5.5 million, or 3%, in our SLS segment and decreases of $1.5 million in Corporate and Other.

The increase in our CLC segment sales was primarily due to increased military application sales, including revenues contributed by Nuvonyx (acquired in April 2007), higher sales for direct writing and marking applications, flat panel display applications and increased bioinstrumentation and medical sales, partially offset by lower sales due to the sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007 and lower semiconductor and graphic arts and display application sales.  The decrease in our SLS segment sales was primarily due to lower scientific revenue for custom lasers, partially offset by increased sales to the microelectronics market for solar, micro-via and semiconductor inspection applications.  Corporate and Other sales decreased due to non-recurring royalty revenue from Luna Innovations, Inc. in the first quarter of fiscal 2007.

GROSS PROFIT

Consolidated

Our gross profit rate increased to 43.0% from 42.4% in the second fiscal quarter and increased to 42.5% from 42.2% for the six months ended March 29, 2008, compared to the same periods one year ago.

The second quarter 0.6% increase in gross profit was primarily due to improved product mix (1.9%) with higher volumes of medical application sales and lower materials cost, and lower warranty costs (0.7%), partially offset by higher other costs (1.6%) including inventory provisions, freight and duty, higher installation costs (0.2%) and higher stock-related compensation expense (0.2%).

The gross profit increase of 0.3% during the first six months of fiscal 2008 was primarily due to improved product mix (1.5%) with higher volumes of medical application sales, higher service margins and improved yields as well as lower warranty costs (0.5%), partially offset by higher other costs (1.5%) including inventory provisions, freight and duty, and higher installation costs (0.2%).

Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations.

Commercial Lasers and Components

The gross profit rate in our CLC segment increased to 45.6% from 42.8% in the second fiscal quarter and decreased to 44.0% from 44.1% for the six months ended March 29, 2008 compared to the same periods one year ago.

The first quarter 2.8% increase in gross profit was primarily due to more favorable product mix and lower materials costs (2.3%) due to improved manufacturing efficiencies and lower warranty costs (1.9%), partially offset by higher other costs (0.8%) due to higher inventory provisions and lower scrap recoveries (0.6%).

The gross profit decrease of 0.1% during the first six months of fiscal 2008 was due to higher other costs (1.1%) including freight and duty and inventory provisions as well as lower scrap recoveries (0.5%) offset by  lower warranty costs (1.0%), improved product cost and mix (0.7%), improved yields and lower volumes of low margin imaging optics application sales.

Specialty Laser Systems

The gross profit rate in our SLS segment decreased to 41.7% from 42.9% in the second fiscal quarter and increased to 42.0% from 41.1% for the six months ended March 29, 2008 compared to the same periods one year ago.

The second quarter 1.2% decrease in gross profit was primarily due to higher other costs (1.6%) due to higher inventory provisions and higher duty and freight and higher warranty (0.5%) and installation costs (0.5%) for scientific systems in Europe, partially offset by lower scrap and rework costs (0.7%) and favorable product mix (0.7%).

The gross profit increase of 0.9% during the first six months of fiscal 2008 was primarily due to more favorable product mix (2.1%) within the microelectronics and medical markets coupled with improved manufacturing efficiencies and lower scrap and rework costs (0.2%) partially offset by higher other costs (1.0%) due to higher inventory provisions and higher freight and duty and higher installation costs (0.4%) for excimer and scientific products.

OPERATING EXPENSES:

	Three Months Ended
	March 29, 2008		March 31, 2007
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$19,428	12.5%	$18,884	12.4%
Selling, general and administrative	37,384	24.0%	37,139	24.4%
Restructuring and other charges	—	—%	111	0.1%
Amortization of intangible assets	2,229	1.4%	1,950	1.3%
Total operating expenses	$59,041	37.9%	$58,084	38.2%

	Six Months Ended
	March 29, 2008		March 31, 2007
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$37,747	12.6%	$37,206	12.4%
Selling, general and administrative	76,202	25.3%	70,623	23.6%
Restructuring and other charges	—	—%	248	0.1%
Amortization of intangible assets	4,435	1.5%	3,893	1.3%
Total operating expenses	$118,384	39.4%	$111,970	37.4%

Research and development (“R&D”) expenses increased $0.5 million or 3%, during the fiscal quarter ended March 29, 2008 and increased $0.5 million, or 1%, during the six months ended March 29, 2008 compared to the comparable periods one year ago.  The second fiscal quarter increase was primarily due to the impact of foreign currency exchange rates ($0.8 million), higher headcount related spending ($0.3 million) and $0.1 million higher stock-related compensation expense, partially offset by $0.3 million lower gains on deferred compensation plan liabilities, lower spending on greening projects ($0.3 million) and $0.1 million lower other spending.  The increase for the first six months of fiscal 2008 was primarily due to the impact of foreign currency exchange rates ($1.5 million) and higher headcount related spending ($0.6 million), partially offset by lower spending on greening projects ($0.8 million), $0.4 million lower gains on deferred compensation plan liabilities, $0.2 million lower stock-related compensation expense and $0.2 million lower other spending.  On a quarterly segment basis, CLC project spending, including the impact of foreign exchange rates and the acquisition of Nuvonyx, increased $1.1 million, SLS project spending, including the impact of foreign exchange rates, increased $0.4 million and Corporate and Other spending decreased $1.0 million.  On a segment basis for the first six months of fiscal 2008, CLC project spending increased $1.9 million, including the impact of foreign currency exchange rates and the acquisition of Nuvonyx, SLS project spending, including the impact of foreign currency exchange rates, increased $0.4 million and Corporate and Other spending decreased $1.9 million

Selling, general and administrative (“SG&A”) expenses increased $0.2 million or 1%, during the fiscal quarter ended March 29, 2008 and increased $5.6 million, or 8%, during the six months ended March 29, 2008 compared to the comparable periods one year ago.  The second fiscal quarter increase was primarily due to the impact of foreign currency exchange rates ($1.6 million), higher headcount related spending ($1.2 million), $1.0 million higher stock-related compensation expense primarily due to increased payroll tax liabilities for stock options subject to Section 409A of the Internal Revenue Code (“Section 409A”), higher legal and tax consulting costs ($0.9 million), and $0.1 million higher other spending, partially offset by $1.8 million lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation, $1.8 million lower expense due to lower gains on deferred compensation plan liabilities and $1.0 million lower spending on audit and tax services due to timing of services provided. For the quarter, CLC segment expenses increased $1.4 million primarily due to the impact of foreign currency exchange rates, higher headcount related spending, the acquisition of Nuvonyx and higher spending on tradeshows. For the quarter, SLS segment expenses increased $1.1 million primarily due to the impact of foreign currency exchange rates, higher headcount related spending and higher spending on tradeshows.  Quarterly spending for Corporate and Other decreased $2.3 million primarily due to $1.8 million lower costs related to the stock option investigation and litigation, $1.3 million lower charges for gains on deferred compensation liabilities and lower audit costs due to timing of work performed, partially offset by $0.8 million higher stock-related compensation expense and higher headcount related and consulting spending.

The increase in SG&A expenses for the first six months of fiscal 2008 was primarily due to the impact of foreign currency exchange rates ($2.9 million), higher headcount related spending ($2.6 million), higher legal and tax consulting costs ($1.3 million), $1.2 million higher costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation, $0.5 million higher stock-related compensation expense primarily due to increased payroll tax liabilities for stock options subject to Section 409A and $0.4 million higher other spending, partially offset by $2.3 million lower expense due to lower gains on deferred compensation plan liabilities and $1.0 million lower spending on audit and tax services due to timing of services provided.  For the first six months of fiscal 2008, CLC segment expenses increased $2.0 million primarily due to the impact of foreign currency exchange rates, higher headcount related spending, higher spending on software maintenance, the acquisition of Nuvonyx and higher spending on tradeshows. For the first six months of fiscal 2008, SLS segment expenses increased $3.8 million primarily due to the impact of foreign currency exchange rates, higher headcount related spending, higher demo inventory costs and higher spending on tradeshows.  Spending for Corporate and Other decreased $0.2 million for the first six months of fiscal 2008 primarily due to $2.3 million lower expense due to lower gains on deferred compensation plan liabilities and lower spending on audit and tax services partially offset by $1.2 million higher costs related to the stock option investigation and litigation, higher costs for tax and legal consulting services, and higher stock-related compensation expense.

Restructuring and other charges (recoveries) during the first six months of fiscal 2007 were related to the $0.3 million write-off of Excel acquisition related costs partially offset by adjustments to the estimated contractual obligation for lease and other facility costs of a previously vacated building, net of estimated sublease income.

Amortization of intangible assets increased $0.3 million, or 14%, and $0.5 million, or 14%, during the three and six months ended March 29, 2008, respectively, compared to the same periods one year ago. The increases were primarily due the amortization of intangibles related to our April 2007 Nuvonyx acquisition.

OTHER INCOME (EXPENSE)

Other income, net of other expense, decreased $0.8 million and $0.2 million, respectively, during the three and six months ended March 29, 2008 compared to the same periods one year ago. The quarterly decrease was primarily due to lower interest income ($2.9 million) as a result of lower cash, cash equivalents and short-term investment balances as well as lower rates of return and lower gains on deferred compensation plan assets ($1.5 million), partially offset by lower interest expense ($1.7 million) primarily due to the payoff of our convertible subordinated notes in the fourth quarter of fiscal 2007, Japan consumption tax savings ($1.0 million) and higher foreign exchange gains ($0.9 million).  The decrease for the first six months of fiscal 2008 was primarily due to lower interest income ($4.9 million) as a result of lower cash, cash equivalents and short-term investment balances as well as lower rates of return, lower gains on deferred compensation plan assets ($1.7 million) and lower sublease income ($0.6 million), partially offset by lower interest expense ($3.3 million) primarily due to the payoff of our convertible subordinated notes in the fourth quarter of fiscal 2007, higher foreign exchange gains ($2.8 million) and Japan consumption tax savings ($0.9 million).

INCOME TAXES

The effective tax rate on income before income taxes for the second quarter of fiscal 2008 of 50.4% was higher than the statutory rate of 35.0% due primarily to permanent differences related to foreign currency exchange gains on previously taxed income distributions to us from our foreign subsidiaries and deemed dividend inclusions under the Subpart F tax rules, partially offset by the benefit of foreign tax credits.   The effective tax rate on income before income taxes for the first six months of fiscal 2008 of 44.0% was higher than the statutory rate of 35.0% due primarily to permanent differences related to foreign currency exchange gains on previously taxed income distributions to us from our foreign subsidiaries and deemed dividend inclusions under the Subpart F tax rules, partially offset by the benefit of foreign tax credits and research and development tax credits.

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

	Six Months Ended
	March 29,	March 31,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$28,641	$39,936
Sales of shares under employee stock plans	1,362	3,784
Repurchase of common stock	(228,147)	—
Capital expenditures	(9,213)	(12,523)
Net payments on debt borrowings	(6)	(4)

Net cash provided by operating activities decreased by $11.3 million for the first six months of fiscal 2008 compared to the same period one year ago. The decrease in cash provided by operating activities was primarily due to lower cash flows from accounts receivable and lower net income. We believe that cash provided by operating activities will be adequate to cover our working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital.  We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

Additional sources of cash available to us included a multi-currency line of credit and bank credit facilities totaling $10.7 million as of March 29, 2008, of which $10.6 million was unused and available. These credit facilities were used in Europe during the first six months of fiscal 2008.  Effective March 31, 2008, we entered into a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2010.  Our Union Bank of California agreement is subject to covenants related to financial ratios and tangible net worth.

On February 12, 2008, the Company announced that the Board of Directors had authorized the Company to repurchase up to $225 million of its common stock through a modified “Dutch Auction” tender offer and an additional $25 million of its common stock, following the completion or termination of the tender offer, under its stock repurchase program, terminating no later than February 11, 2009.  On March 17, 2008, we completed our tender offer, repurchased and retired 7,972,313 shares of outstanding common stock, approximately 25% of the shares issued and outstanding, for a total of $228.1 million, including expenses.

Our ratio of current assets to current liabilities was 3.9:1 at March 29, 2008 compared to 5.2:1 at September 29, 2007. The decrease in our ratio from September 29, 2007 to March 29, 2008 is primarily due to decreases in cash, cash equivalents and short-term investments.  Our cash position, short-term investments, working capital and current debt obligations are as follows:

	March 29, 2008	September 29, 2007
	(in thousands)
Cash and cash equivalents	$169,784	$315,927
Short-term investments	14,842	45,896
Restricted cash, current	2,758	2,460
Working capital	383,731	536,833
Total debt obligations	28	30

Current Restricted Cash

As part of our tender offer to purchase the remaining outstanding shares of Lambda Physik, we were required by local regulations to have funds available for the offer in an account located in Germany. As of March 29, 2008 and September 29, 2007, we had $2.8 million and $2.5 million, respectively, restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik, which are included in current restricted cash on our consolidated balance sheets.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, obligations under SFAS 143, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 29, 2007. There have been no material changes in contractual obligations since September 29, 2007. In April 2008, we finalized our lease agreement and began to move employees into an additional building in Santa Clara, California. The future minimum lease payments for the building total $12.2 million over seven years.  Information regarding our other financial commitments at March 29, 2008 is provided in the notes to the condensed consolidated financial statements in this filing.

During the first quarter of fiscal 2008, we adopted the provisions of FIN 48.  We had historically classified interest and penalties and unrecognized tax benefits as current liabilities, but beginning with the adoption of FIN 48 we have reclassified gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities within the condensed consolidated balance sheets. As of March 29, 2008, we recorded gross unrecognized tax benefits of $45.7 million and gross interest and penalties of $5.6 million, both of which are classified as non-current liabilities in the condensed consolidated balance sheet.  At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

Changes in Financial Condition

Cash provided by operating activities during the first six months of fiscal 2008 was $28.6 million, which included depreciation and amortization of $16.7 million, net income of $10.9 million, stock-based compensation expense of $5.3 million and decreases in net deferred tax assets of $0.9 million, partially offset by cash used by operating assets and liabilities of $5.2 million.

Cash provided by investing activities during the first six months of fiscal 2008 was $39.0 million, which included $31.1 million, net, sales of available-for-sale securities, $9.9 million proceeds from dispositions of property and equipment, $6.5 million proceeds received from the sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007 and $0.7 million other, partially offset by $9.2 million used to acquire property and equipment and improve buildings.

Cash used by financing activities during the first six months of fiscal 2008 was $227.7 million, which included $228.1 million used to repurchase our common stock and a decrease of $0.9 million in our cash overdraft, partially offset by $1.3 million proceeds from exercises of employee stock options.

Changes in exchange rates during the first six months of fiscal 2008 provided $13.9 million, primarily due to the strengthening of the Euro and the Japanese Yen in relation to the U.S. dollar.

RECENT ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, in May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,”(“FSP FIN 48-1”) to amend FIN No. 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise’s tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and the possibility is remote that the taxing authority would reexamine the tax position in the future. We adopted FIN 48 and FSP FIN 48-1 for our fiscal year 2008 beginning September 30, 2007. See Note 11, “Income Taxes” of the condensed consolidated financial statements for additional information, including the effects of adoption on the Company’s condensed consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for us for interim periods within our fiscal year beginning September 28, 2008. We are currently assessing the impact that the adoption of SFAS 157 will have on our consolidated financial position and results of operations. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our non-financial assets and liabilities; however we do not anticipate it to significantly impact our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition related costs be recognized separately from the acquisition. SFAS 141(R) is effective for us acquisitions after the beginning of our fiscal year 2010.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS No. 161 is effective for our interim period beginning December 28, 2008. We are currently assessing the impact that the adoption of SFAS No. 161 will have on our consolidated financial position, results of operations and cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 29, 2008, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At March 29, 2008 the fair value of our available-for-sale debt securities was $14.8 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $21,000 and ($9,000), respectively, at March 29, 2008.

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

A hypothetical 10% appreciation of the forward adjusted U.S. dollar to March 29, 2008 market rates would decrease the unrealized value of our forward contracts by $4.3 million. Conversely, a hypothetical 10% depreciation of the forward adjusted U.S. dollar to March 29, 2008 market rates would decrease the unrealized value of our forward contracts by $0.5 million.

The following table provides information about our foreign exchange forward contracts at March 29, 2008. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at March 29, 2008 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Euro	1.4745	$(21,645)	$(23,102)
Japanese Yen	119.8865	$(3,028)	$(3,649)
Korean Won	939.0944	$1,860	$1,762
Chinese RMB	7.0050	$300	$302

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 29, 2008 (“Evaluation Date”).  The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective for the purpose for which they were designed as of March 29, 2008.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Income Tax Audits

The Internal Revenue Service (“IRS”) is conducting an audit of our 2003 and 2004 tax returns. The IRS has issued a number of Notices of Proposed Adjustments to these returns. Among other items, the IRS has challenged our research and development credits and our extraterritorial income (“ETI”) exclusion. We have agreed to the various adjustments proposed by the IRS and we believe that we adequately provided for these exposures and any other items identified by the IRS as a result of the audit of these tax years. As part of its audit of our 2003 and 2004 years, the IRS has requested information related to our stock option investigation and we intend to comply with this request and address any issues that are raised in a timely manner.  The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns and has requested stock option investigation information for these years.

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

ITEM 1A. RISK FACTORS

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

Risks Associated with Our Industry, Our Business and Market Conditions

Our operating results, including net sales and adjusted EBITDA, and our stock price have varied in the past, and our future operating results will continue to be subject to quarterly and annual fluctuations based upon numerous factors, including those listed in this section and throughout this quarterly report. Our stock price will continue to be subject to daily variations as well. In addition, our future operating results and stock price may not follow any past trends or meet our guidance and expectations.

Our net sales and operating results, such as adjusted EBITDA and costs, may vary significantly from quarter to quarter and from year to year in the future. In particular we typically experience seasonality in our first fiscal quarter, resulting in lower net sales. We believe a number of factors, many of which are outside of our control, could cause these variations and make them difficult to predict, including:

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

•                  maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

•                  our ability to control expenses;

•                  the level of capital spending of our customers;

•                  potential obsolescence of our inventory;

•                  costs and timing of adhering to developing governmental regulations on our products and business;

•                  SEC investigations and stockholder litigation related to our internal investigation of our practices related to historical stock option grants and the related restatement of our consolidated financial statements;

•                  costs related to acquisitions of technology or businesses; and

•                  distraction of management related to acquisition or divestment activities.

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

Increased concerns about consumer confidence, economic slowdown, volatile corporate profits and reduced capital spending could negatively impact demand for our products.  Business could also be impacted by international conflicts, terrorist and military activity, civil unrest and pandemic illness which could cause a slowdown in customer orders or cause customer order cancellations. In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad. Unstable political, social and economic conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, as well as effectively manage supply chain relationships in the face of such conditions. If such conditions persist, our business, financial condition and results of operations could suffer.

We depend on sole source or limited source suppliers for some of our key components and materials, including exotic materials and crystals, in our products, which make us susceptible to supply shortages or price fluctuations that could adversely affect our business.

We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers, both internal and external. Some of these suppliers are relatively small private companies that may discontinue their operations at any time. We typically purchase our components and materials through purchase orders and we do not have guaranteed supply arrangement with many of these suppliers. We may fail to obtain these supplies in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products. We would experience further delays while identifying, evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

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

For the three and six months ended March 29, 2008, 71% and 68%, respectively, of our net sales were derived from customers outside of the United States. For fiscal years 2007, 2006, and 2005, 68%, 68% and 65%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. The majority of our foreign sales occur through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign operations and sales are subject to a number of risks, including:

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

We are exposed to lawsuits in the normal course of our business, including product liability claims, if personal injury, death or commercial losses occur from the use of our products. While we typically maintain customary levels of business insurance, including directors’ and officers’ policies, litigation can be expensive, lengthy, and disruptive to normal business operations, including the potential impact of indemnification obligations for individuals named in any such lawsuits. We may not, however, be able to secure insurance coverage on terms acceptable to us in the future. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit, including a recall or redesign of products if ultimately determined to be defective, could have a material adverse effect on our business, operating results, or financial condition.

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

Our manufacturing strategy includes partnering with contract manufacturers to outsource non-core subassemblies and less complex turnkey products, including some performed at international sites located in Asia and Eastern Europe. Additionally, we have recently announced our intention to outsource the manufacture of certain of our optics components to a third party.  Our ability to resume internal manufacturing operations for certain products and components in a timely manner may be eliminated. The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products. The inability of any contract manufacturer to meet our cost, quality, performance, and availability standards could adversely impact our financial condition or results of operations. We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations.

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

Although most of our products do not incorporate hazardous or toxic materials and chemicals, some of the gases used in our excimer lasers and some of the liquid dyes used in some of our scientific laser products are highly toxic. In addition, our operations involve the use of standard laboratory and manufacturing materials that could be considered hazardous. Also, if a facility fire were to occur at our Tampere, Finland site and were to spread to a reactor used to grow semiconductor wafers, it could release highly toxic emissions. We believe that our safety procedures for handling and disposing of such materials comply with all federal, state and offshore regulations and standards. However, the risk of accidental environmental contamination or injury from such materials cannot be entirely eliminated. In the event of such an accident involving such materials, we could be liable for damages and such liability could exceed the amount of our liability insurance coverage and the resources of our business.

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

For the three and six months ended March 29, 2008, our research and development costs were $19.4 million (12.5% of net sales) and $37.7 million (12.6% of net sales), respectively.  For our fiscal years 2007, 2006 and 2005, our research and development costs were $74.6 million (12.4% of net sales), $73.1 million (12.5% of net sales) and $57.4 million (11.1% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Our insurance coverage will not cover our total liabilities and expenses in these lawsuits, in part because we have a significant retention on certain aspects of the coverage. In addition, subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices and the related litigation and ongoing government inquiry. We currently hold insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in some or all of these matters. Furthermore, the insurers may seek to deny or limit coverage in some or all of these matters, in which case we may have to self-fund all or a substantial portion of our indemnification obligations.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchases during the three months ended March 29, 2008 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2007 - January 26, 2008	—	—	—	—
January 27, 2008 - February 23, 2008	—	—	—	—
February 24, 2008 - March 29, 2008	7,972,313	$28.50	7,972,313	—
Total	7,972,313	$28.50	7,972,313	—

In addition, on February 12, 2008, our board of directors authorized us to repurchase up to $25 million of our common stock following completion of the modified “Dutch Auction” tender offer.  The authorization extends through February 11, 2009, unless earlier terminated.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on March 19, 2008 (the “Annual Meeting”) and the following matters were submitted to a vote of our stockholders:

Election of Directors:

The following directors were elected at the meeting to serve as directors for the ensuing year and until their successors are duly qualified and elected:

	Votes Cast	Authority
	For	Withheld
John R. Ambroseo	26,781,183	2,436,802
John H. Hart	15,149,678	14,068,307
Susan James	29,029,938	188,047
Clifford Press	28,956,202	261,783
Lawrence Tomlinson	15,205,074	14,012,911
Garry W. Rogerson	15,197,426	14,020,559
Sandeep Vij	18,546,544	10,671,441

Ratification of the appointment of Deloitte & Touche, LLP as the Company’s independent registered public accounting firm for the fiscal year ended September 27, 2008.

For	Against	Abstained
28,722,877	474,955	20,153

Item 5. OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

Exhibit No.	Description

3.1*	Restated and Amended Certificate of Incorporation (previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)

3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation (previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)

3.3	Amended and Restated Bylaws

4.1*	Amended and Restated Common Shares Rights Agreement dated November 2, 1989 between Coherent and the Bank of Boston (previously filed as Exhibit 1 to Form 8-K/A filed on July 1, 1998)

10.1‡	Amended and Restated 2001 Stock Plan

10.2‡	Retention and Release Agreement dated April 4, 2008 by and between Coherent and Ronald A. Victor.

10.3*

Letter Agreement, dated January 31, 2008, between Coherent, Inc. and Oliver Press Partners, LLC, Oliver Press Investors, LLC, Augustus K. Oliver and Clifford Press (previously filed as Exhibit 10.1 to Form 8-K filed with the SEC on February 5, 2008)

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

Coherent, Inc.
(Registrant)

Date: May 8, 2008	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2008	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Restated and Amended Certificate of Incorporation (previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)

3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation (previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)

3.3	Amended and Restated Bylaws

4.1*	Amended and Restated Common Shares Rights Agreement dated November 2, 1989 between Coherent and the Bank of Boston (previously filed as Exhibit 1 to Form 8-K/A filed on July 1, 1998)

10.1‡	Amended and Restated 2001 Stock Plan

10.2‡	Retention and Release Agreement dated April 4, 2008 by and between Coherent and Ronald A. Victor.

10.3*

Letter Agreement, dated January 31, 2008, between Coherent, Inc. and Oliver Press Partners, LLC, Oliver Press Investors, LLC, Augustus K. Oliver and Clifford Press (previously filed as Exhibit 10.1 to Form 8-K filed with the SEC on February 5, 2008)

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