Form 10-Q
period 2008-06-28
COHERENT INC
filed 2008-08-07
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2008

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on July 31, 2008 was 23,729,545 shares

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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales	$157,024	$142,608	$457,262	$442,233
Cost of sales	87,765	85,470	260,385	258,651
Gross profit	69,259	57,138	196,877	183,582
Operating expenses:
Research and development	19,076	19,337	56,823	56,543
In-process research and development	—	2,200	—	2,200
Selling, general and administrative	39,480	39,095	115,682	109,718
Restructuring and other charges	—	—	—	248
Amortization of intangible assets	2,165	2,085	6,600	5,978
Total operating expenses	60,721	62,717	179,105	174,687
Income (loss) from operations	8,538	(5,579)	17,772	8,895
Other income (net)	2,779	6,017	12,923	16,387
Income before income taxes	11,317	438	30,695	25,282
Provision for income taxes	2,915	1,201	11,439	8,005
Net income (loss)	$8,402	$(763)	$19,256	$17,277

Net income (loss) per share:
Basic	$0.36	$(0.02)	$0.67	$0.55
Diluted	$0.35	$(0.02)	$0.66	$0.54

Shares used in computation:
Basic	23,514	31,417	28,775	31,391
Diluted	24,110	31,417	29,314	32,045

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	June 28, 2008	September 29, 2007

ASSETS
Current assets:
Cash and cash equivalents	$194,131	$315,927
Restricted cash	2,755	2,460
Short-term investments	3,586	45,896
Accounts receivable—net of allowances of $2,699 and $2,918, respectively	110,371	102,314
Inventories	123,444	112,893
Prepaid expenses and other assets	59,818	50,244
Deferred tax assets	37,862	35,844
Total current assets	531,967	665,578
Property and equipment, net	105,873	104,305
Goodwill	87,636	83,376
Intangible assets, net	30,589	35,570
Other assets	80,048	58,771
Total assets	$836,113	$947,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$366	$—
Current portion of long-term obligations	9	9
Accounts payable	29,377	27,849
Income taxes payable	8,749	17,829
Other current liabilities	103,035	83,058
Total current liabilities	141,536	128,745
Long-term obligations	17	21
Other long-term liabilities	95,701	47,848
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—23,676 shares and 31,552 shares, respectively	235	313
Additional paid-in capital	161,607	380,516
Accumulated other comprehensive income	99,705	70,672
Retained earnings	337,312	319,485
Total stockholders’ equity	598,859	770,986
Total liabilities and stockholders’ equity	$836,113	$947,600

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	June 28, 2008	June 30, 2007

Cash flows from operating activities:
Net income	$19,256	$17,277
Adjustments to reconcile net income to net cash provided by operating activities:
Purchased in-process research and development	—	2,200
Depreciation and amortization	17,677	19,225
Amortization of intangible assets	6,600	5,978
Deferred income taxes	(8,334)	(9,985)
(Gain) loss on disposal of property and equipment	(79)	1,659
Stock-based compensation	6,916	8,930
Excess tax benefit from stock-based compensation arrangements	(75)	(77)
Non-cash restructuring and other (recoveries)	1,163	(128)
Amortization of bond issue costs	—	874
Other non-cash expense	294	196
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,080)	13,215
Inventories	(5,115)	(9,956)
Prepaid expenses and other assets	(17,002)	(20,446)
Other assets	1,397	(5,337)
Accounts payable	535	3,286
Income taxes payable/receivable	8,891	7,355
Other current liabilities	14,524	11,086
Other long-term liabilities	(981)	4,497
Net cash provided by operating activities	43,587	49,849

Cash flows from investing activities:
Purchases of property and equipment	(16,134)	(17,713)
Proceeds from dispositions of property and equipment	12,052	203
Purchases of available-for-sale securities	(107,403)	(272,916)
Proceeds from sales and maturities of available-for-sale securities	149,601	142,197
Acquisition of businesses, net of cash acquired	—	(14,175)
Proceeds from sale of business	6,519	—
Change in restricted cash	(25)	(448)
Premiums paid for life insurance contracts	—	(2,800)
Other—net	286	22
Net cash provided by (used in) investing activities	44,896	(165,630)

Cash flows from financing activities:
Short-term borrowings	371	—
Long-term debt repayments	—	(210)
Repayment of capital lease obligations	(7)	(5)
Cash overdrafts increase (decrease)	282	(1,919)
Issuance of common stock under employee stock option and purchase plans	2,897	3,783
Repurchase of common stock	(228,214)	—
Collection of notes receivable from common stock	—	324
Excess tax benefits from stock-based compensation arrangements	75	77
Net cash provided by (used in) financing activities	(224,596)	2,050
Effect of exchange rate changes on cash and cash equivalents	14,317	7,399
Net decrease in cash and cash equivalents	(121,796)	(106,332)
Cash and cash equivalents, beginning of period	315,927	445,231
Cash and cash equivalents, end of period	$194,131	$338,899

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$559	$4,234
Income taxes	$14,457	$11,974
Cash received during the period for:
Income taxes	$4,318	$1,731

Noncash investing and financing activities:
Unpaid property and equipment	$2,013	$813
Portion of deferred business acquisition costs included in other current liabilities	$—	$1,682
Net retirement of restricted stock awards	$878	$225
Unrealized loss on equity securities	$45	$35

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

Correction of an Error:

In July 2008, we determined that the purchase and sale activity of securities classified as cash equivalents had been improperly included in the presentation of purchases and sales of investments within the investing section of the statement of cash flows within the captions “Purchases of available-for-sale securities” and “Proceeds from sales and maturities of available-for-sale securities.” As a result, we have corrected this error in the accompanying statement of cash flows for the nine months ended June 30, 2007 by removing the purchases, sales and maturities of the securities classified as cash equivalents from the amounts previously reported. The correction of the error does not change the net effect of these purchases, maturities and sales of available for sale securities within cash flows from investing activities. For the nine months ended June 30, 2007, we previously reported purchases of available for sale securities of $624,150, which we have reduced by $351,234 of purchases related to cash equivalents to purchases of $272,916, as corrected.  We previously reported sales and maturities of available-for-sale securities of $493,431, which we have reduced by $351,234 of sales and maturities related to cash equivalents to maturities and sales of $142,197, as corrected.

2.            RECENT ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No.109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, in May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,”(“FSP FIN 48-1”) to amend FIN 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise’s tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and the possibility is remote that the taxing authority would reexamine the tax position in the future. We adopted FIN 48 and FSP FIN 48-1 for our fiscal year 2008 beginning September 30, 2007. See Note 13, “Income Taxes” for additional information, including the effects of adoption on the Company’s Condensed Consolidated Financial Statements.

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

In December 2007, the FASB ratified the EITF’s Consensus for Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 will become effective beginning with our first fiscal quarter of 2009. We are currently evaluating the impact, if any, on our consolidated financial position and results of operations.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for us for interim periods within our fiscal year beginning September 28, 2008. We are currently assessing the impact that the adoption of SFAS 157 will have on our consolidated financial position and results of operations. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of SFAS 157 will have on our non-financial assets and liabilities; however we do not anticipate it to significantly impact our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS 161 is effective for our interim period beginning December 28, 2008. We are currently assessing the impact that the adoption of SFAS 161 will have on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We will evaluate the potential impact of FSP SFAS 142-3 on acquisitions on a prospective basis.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on our consolidated financial position, results of operations and cash flows.

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

4.            SHORT-TERM INVESTMENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Marketable short-term investments in debt securities are classified and accounted for as available-for-sale securities and are valued based on quoted market prices. Investments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related income taxes, recorded as a separate component of other comprehensive income (OCI) in stockholders’ equity until realized. Interest and amortization of premiums and discounts for debt securities are included in interest income. Gains and losses on securities sold are determined based on the specific identification method and are included in other income (expense). (All numbers in thousands).

	June 28, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$196,882	$4	$—	$196,886
Less: restricted cash				(2,755)
				$194,131
Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$406	$2	—	$408
Corporate notes and obligations	3,209	20	(51)	3,178
Total short-term investments	$3,615	$22	$(51)	$3,586

	September 29, 2007
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$318,352	$35	$—	$318,387
Less: restricted cash				(2,460)
				$315,927
Short-term investments:
Available-for-sale securities:
U.S. Treasury and agency obligations	$6,036	$7	$—	$6,043
Corporate notes and obligations	39,740	132	(19)	39,853
Total short-term investments	$45,776	$139	$(19)	$45,896

At June 28, 2008 and September 29, 2007, $2.8 million and $2.5 million, respectively of cash was restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik. The change in the balance was due to changes in currency exchange rates during the year.

5.            INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for the period from September 29, 2007 to June 28, 2008 are as follows (in thousands):

	Commercial Lasers and Components	Specialty Lasers and Systems	Total
Balance as of September 29, 2007	$24,091	$59,285	$83,376
Translation adjustments and other	115	4,145	4,260
Balance as of June 29, 2008	$24,206	$63,430	$87,636

Components of our amortizable intangible assets are as follows (in thousands):

	June 28, 2008			September 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$55,942	$(32,568)	$23,374	$54,091	$(26,955)	$27,136
Patents	11,291	(8,459)	2,832	10,184	(6,943)	3,241
Drawings	1,542	(1,542)	—	1,390	(1,390)	—
Order backlog	5,425	(5,404)	21	4,907	(4,864)	43
Customer lists	5,627	(3,196)	2,431	5,366	(2,562)	2,804
Trade name	4,134	(2,267)	1,867	3,754	(1,751)	2,003
Non-compete agreement	2,579	(2,515)	64	2,408	(2,065)	343
Total	$86,540	$(55,951)	$30,589	$82,100	$(46,530)	$35,570

Amortization expense for intangible assets for the nine months ended June 28, 2008 was $6.6 million. At June 28, 2008, estimated amortization expense for the remainder of fiscal 2008, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2008 (remainder)	$2,139
2009	8,285
2010	6,822
2011	5,321
2012	3,498
2013	2,094
Thereafter	2,430
Total	$30,589

6.            BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	June 28, 2008	September 29, 2007
Purchased parts and assemblies	$34,754	$29,786
Work-in-process	49,255	44,368
Finished goods	39,435	38,739
Inventories	$123,444	$112,893

Prepaid expenses and other assets consist of the following (in thousands):

	June 28, 2008	September 29, 2007
Prepaid and refundable income taxes	$16,172	$8,616
Other taxes receivable	32,049	23,683
Prepaid expenses and other	11,597	17,945
Total prepaid expenses and other assets	$59,818	$50,244

Other assets consist of the following (in thousands):

	June 28, 2008	September 29, 2007
Assets related to deferred compensation arrangements	$29,627	$30,706
Deferred tax assets	47,312	25,165
Other assets	3,109	2,900
Total other assets	$80,048	$58,771

Other current liabilities consist of the following (in thousands):

	June 28, 2008	September 29, 2007
Accrued payroll and benefits	$32,121	$28,247
Accrued expenses and other	11,529	18,471
Reserve for warranty	13,901	13,660
Other taxes payable	29,537	9,840
Deferred income	12,020	10,496
Customer deposits	2,288	1,868
Accrued restructuring charges	1,639	476
Total other current liabilities	$103,035	$83,058

On April 16, 2008, we announced that we entered into an agreement to sell certain assets of our Auburn Optics manufacturing operation to Research Electro-Optics, Inc. (“REO”), a privately held optics manufacturing and technology company. We also entered into a strategic supply agreement with REO. REO will provide optical manufacturing capabilities for us, including fabrication and coating of optical components. The transition of the optics manufacturing assets from Auburn to REO is expected to be completed no later than the end of the second quarter of fiscal 2009.

The following table presents our current liability as accrued on our balance sheet for restructuring charges.  The table sets forth an analysis of the components of the restructuring charges and the payments made against the accrual through June 28, 2008 (in thousands):

	Severance Related	Facilities- related Charges	Other Restructuring Costs	Total
Balance at September 30,2006	$—	$1,616	$—	$1,616
Provisions	—	374	—	374
Deductions	—	(1,430)	—	(1,430)
Balance at June 30, 2007	$—	$560	$—	$560

Balance at September 29, 2007	$—	$476	$—	$476
Provisions	1,797	45	360	2,202
Deductions	(226)	(516)	(297)	(1,039)
Balance at June 28, 2008	$1,571	$5	$63	$1,639

The remaining restructuring accrual balance of approximately $1.6 million at June 28, 2008 is expected to result in cash expenditures through fiscal 2009. The severance related costs are primarily comprised of severance pay, outplacement services, medical and other related benefits for employees terminated due to the termination of activities in Auburn, California.  In the first nine months of fiscal 2007, we recorded $1.4 million of payments made against our accrued restructuring charges for remaining lease liabilities and received sublease income of $0.3 million.

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

Components of the reserve for warranty costs during the first nine months of fiscal 2008 and 2007 were as follows (in thousands):

	Nine Months Ended
	June 28, 2008	June 30, 2007
Beginning balance	$13,660	$11,462
Additions related to current period sales	16,302	16,165
Warranty costs incurred in the current period	(16,689)	(14,855)
Accruals resulting from acquisitions	—	247
Adjustments to accruals related to prior period sales	628	302
Ending balance	$13,901	$13,321

Other long-term liabilities consist of the following (in thousands):

	June 28, 2008	September 29, 2007
Deferred compensation	$30,114	$31,336
Long-term taxes payable	44,036	—
Deferred tax liabilities	14,356	10,433
Deferred income	1,836	1,585
Asset retirement obligations liability	1,429	1,256
Other long-term liabilities	3,930	3,238
Total other long-term liabilities	$95,701	$47,848

The following table reconciles changes in our asset retirement obligations liability, which is reported in other long-term liabilities on our condensed consolidated balance sheets (in thousands):

	Nine Months Ended
	June 28, 2008	June 30, 2007
Beginning balance	$1,256	$1,765
Adjustment to asset retirement obligations recognized	(16)	51
Accretion recognized	59	113
Changes due to foreign currency exchange	130	91
Ending balance	$1,429	$2,020

7.              SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. At June 28, 2008, these foreign lines of credit totaled $18.8 million, of which $16.6 million was unused and available. These credit facilities were used in Europe and Japan during the first nine months of fiscal 2008.  In addition, our domestic line of credit, which was opened on March 31, 2008, includes a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2010 and is subject to covenants related to financial ratios and tangible net worth.  No amounts have been drawn upon our domestic line of credit as of June 28, 2008.

8.              STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

We have two Stock Option Plans for which all service providers are eligible participants and a Directors’ Stock Option Plan for which only non-employee directors are eligible participants. The Director’s Stock Option Plan is designed to work automatically without administration, however to the extent administration is necessary, it will be performed by the Board of Directors or a committee thereof. Under these three plans, we may grant options to purchase up to an aggregate of 5,500,000, 6,300,000 and 689,000 shares of common stock, respectively of which none, 3,026,758 and 177,000 shares, respectively, remain available for grant at June 28, 2008. Employee options are generally exercisable between two to four years from the grant date at a price equal to the fair market value of the common stock on the date of the grant and generally vest 25% to 50% annually. We settle stock option exercises with newly issued shares of common stock. Grants under employee plans expire six years from the original grant date, unless otherwise determined by the Board or a committee thereof, up to a maximum of ten years. Director options are automatically granted to our non-employee directors. Such directors initially receive a stock option for 24,000 shares exercisable over a three-year period and an award of restricted stock units of 2,000 shares which vest at the end of three years. Additionally, the non-employee directors receive an annual option grant of 6,000 shares exercisable as to 50% of the shares on the day prior to each of the next two annual stockholder meetings. Grants under director plans generally expire ten years from the original grant date. In addition, each non-employee director receives an annual grant of 2,000 shares of restricted stock units that vest on the day prior to the annual stockholder meeting held in the third calendar year following the date of grant.

Restricted stock awards, including restricted stock units granted under our Stock Option Plans are independent of option grants and are subject to restrictions. At June 28, 2008, we had 356,065 unvested shares of restricted stock, including 101,275 performance-based restricted stock awards and units, all of which are subject to forfeiture if employment terminates prior to the release of restrictions.  During this period, ownership of the shares cannot be transferred. The service-based restricted awards generally vest three years from the date of grant and the restricted stock units vest annually over three years. The performance-based restricted stock awards are generally subject to annual vesting over three years depending upon the achievement of performance measurements tied to the Company’s internal metrics for revenue growth and adjusted EBITDA. The number of shares earned can range from 0% to 200% of the grant target for 2008. The Company granted performance-based restricted stock units during the second quarter of fiscal 2008 which have a single vesting measurement date of November 14, 2010, which vest as to anywhere between 0 and 300% of the targeted amount based upon achievement by the Company of (a) an annual revenue threshold amount and (b) adjusted EBITDA percentage targets.  Shares of restricted stock (not including performance-based restricted stock or restricted stock units) have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

We have an Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. At June 28, 2008, 224,536 shares of our common stock were reserved for future issuance under the plan.

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

There were no options granted for the three months ended June 28, 2008 and June 30, 2007. The fair values of our stock options granted to employees and shares purchased under the stock purchase plan for the nine months ended June 28, 2008 and June 30, 2007 were estimated using the following weighted-average assumptions:

	Employee Stock Option Plans				Employee Stock Purchase Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007(1)	June 28, 2008	June 30, 2007
Expected life in years	—	—	3.5	4.4	0.7	—	0.7	0.5
Expected volatility	—%	—%	29.5%	34.2%	31.9%	—%	31.9%	29.0%
Risk-free interest rate	—%	—%	3.9%	4.7%	1.8%	—%	1.8%	5.1%
Expected dividends	—	—	—	—	—	—	—	—
Weighted average fair value per share	$—	$—	$8.78	$12.04	$7.31	$—	$7.31	$8.43

(1)          During the second quarter of fiscal 2007, the stock purchase plan was suspended and employee contributions were returned while a voluntary review of our historical stock option practices was conducted; therefore there are no fair values for the third quarter of fiscal 2007. The ESPP reopened in March 2008.

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended June 28, 2008 and June 30, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Cost of sales	$484	$406	$1,629	$1,509
Research and development	561	408	1,688	1,707
Selling, general and administrative	2,275	1,224	7,657	6,068
Income tax benefit	(1,289)	(479)	(3,276)	(3,052)
	$2,031	$1,559	$7,698	$6,232

During the three and nine months ended June 28, 2008, $0.3 million and $1.0 million, respectively, for all stock plans was capitalized into inventory, $0.3 million and $0.8 million, respectively, was amortized to cost of sales and $0.4 million remained in inventory at June 28, 2008. During the three and nine months ended June 30, 2007, $0.2 million and $1.1 million, respectively, for all stock plans was capitalized into inventory, $0.4 million and $1.3 million, respectively, was amortized into cost of sales and $0.3 million remained in inventory at June 30, 2007.  As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At June 28, 2008, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $11.8 million, net of estimated forfeitures of $0.8 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.9 years and will be adjusted for subsequent changes in estimated forfeitures.

At June 28, 2008, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.5 million, which will be recognized over the offering period.

In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from an employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the first nine months of fiscal 2008 and of fiscal 2007, we recorded less than $0.1 million of excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts and remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2007	3,196	$28.54
Granted	852	32.50
Exercised	(124)	23.39
Forfeitures	(69)	32.96
Expirations	(438)	31.43
Outstanding at June 28, 2008	3,417	$29.66	3.1	$7,765

Vested and expected to vest at June 28, 2008	3,407	$29.65	3.1	$7,761

Exercisable at June 28, 2008	2,971	$29.29	2.7	$7,562

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 1.3 million outstanding options that were in-the-money at June 28, 2008. During the third quarter of fiscal 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.4 million, determined as of the date of option exercise. There were no exercises of Company stock during the three months ended June 30, 2007, resulting in no intrinsic value realized during the period.  During the nine months ended June 28, 2008 and June 30, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.8 million and $0.5 million, respectively, determined as of the date of option exercise. The following table summarizes our restricted stock award activity, including restricted stock units, for the first nine months of fiscal 2008 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock at September 30, 2007	261	$33.02
Granted	261	28.70
Vested	(78)	33.41
Forfeited	(88)	33.25
Nonvested stock at June 28, 2008	356	$29.71

Employee Stock Option Tender Offer

In April 2008, we initiated a tender offer related to certain discount options discovered during our voluntary review of our historical stock option practices held by non-executive employees. Discount options are options with an exercise price that is less than the fair market value of the shares underlying the option at the time of grant. The discounted options included in this offer were certain options which vested after December 31, 2004.  During the tender offer period, employees had the ability to amend the exercise price per share for eligible options to the fair market value of the underlying option as of the measurement date of that option, and receive a cash payment for the difference between the discounted share price and the amended share price. This amendment was designed to allow holders of discount options to avoid certain adverse tax consequences associated with discount options. The offer expired on May 9, 2008.  The incremental stock compensation expense resulting from the offer was $0.4 million which was recognized immediately as all eligible options were fully vested.

9.             COMMITMENTS AND CONTINGENCIES

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

Securities and Exchange Commission Inquiry—In 2006, the Company was advised that the San Francisco District Office of the Securities and Exchange Commission was conducting an informal inquiry relating to the Company’s past granting of stock options. In July 2008 the Company was formally notified by the Securities and Exchange Commission that its investigation had been terminated and that it will not recommend any enforcement action.

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

10.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net income (loss)	$8,402	$(763)	$19,256	$17,277

Other comprehensive income (loss):
Translation adjustment	(2,327)	3,393	28,887	14,499
Net gain on derivative instruments, net of taxes	—	14	3	17
Changes in unrealized losses on available-for-sale securities, net of taxes	14	22	143	137
Other comprehensive income (loss), net of tax	(2,313)	3,429	29,033	14,653
Comprehensive income	$6,089	$2,666	$48,289	$31,930

The following summarizes activity in accumulated other comprehensive income (loss) related to derivatives, net of income taxes, held by us (in thousands):

Balance, October 1, 2006	$(135)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	17
Balance, June 30, 2007	$(118)

Balance, September 30, 2007	$(98)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	3
Balance, June 28, 2008	$(95)

Accumulated other comprehensive income (net of tax) at June 28, 2008 is comprised of accumulated translation adjustments of $99.8 million and net loss on derivative instruments of $0.1 million. Accumulated other comprehensive income (net of tax) at September 29, 2007  is comprised of accumulated translation adjustments of $71.0 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.2 million, respectively.

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

The following table presents information necessary to calculate basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Weighted average shares outstanding —basic (1)	23,514	31,417	28,775	31,391
Dilutive effect of employee stock awards	596	—	539	654
Weighted average shares outstanding—diluted	24,110	31,417	29,314	32,045

Net income (loss)	$8,402	$(763)	$19,256	$17,277

Net income (loss) per basic share	$0.36	$(0.02)	$0.67	$0.55
Net income (loss) per diluted share	$0.35	$(0.02)	$0.66	$0.54

(1)          Net of restricted stock

A total of 2,208,711 and 1,249,128 potentially dilutive securities have been excluded from the dilutive share calculation for the third quarter of fiscal 2008 and fiscal 2007, respectively, as their effect was anti-dilutive.  A total of 2,346,743 and 1,419,491 potentially dilutive securities have been excluded from the dilutive share calculation for the nine months ended June 28, 2008 and June 30, 2007, respectively, as their effect was anti-dilutive.

In September 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, that contingently convertible debt should be treated as convertible debt and included in the calculation of diluted EPS. The assumed proceeds under the treasury stock method were calculated by subtracting the aggregate weighted-average conversion price from the average market price of the shares related to the contingently convertible debt. As the market price for our shares did not reach the conversion price at any point during the three and nine months ended June 30, 2007, there was no dilutive effect from our $200.0 million 2.75% convertible subordinated notes in our diluted EPS calculation under the treasury stock method. Therefore we did not include any shares related to the convertible subordinated notes, in accordance with the provisions of EITF No. 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” and SFAS No. 128, “Earnings Per Share”.

As the contingently convertible debt was paid off on August 21, 2007, there is no impact from EITF No. 04-8 in the three and nine months ended June 28, 2008.

12.      STOCK REPURCHASE

On February 12, 2008, the Company announced that the Board of Directors had authorized the Company to repurchase up to $225 million of its common stock through a modified “Dutch Auction” tender offer and an additional $25 million of its common stock, following the completion or termination of the tender offer, under its stock repurchase program, terminating no later than February 11, 2009.  On March 17, 2008, we completed our tender offer, repurchased and retired 7,972,313 shares of outstanding common stock at a price of $28.50 per share for a total of $228.2 million, including expenses.  Such repurchases were accounted for as a reduction in additional paid in capital. There were no repurchases during the third quarter of fiscal 2008.

13.      INCOME TAXES

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

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries. The Company’s estimated effective tax rate for the three months and nine months ended June 28, 2008 was 25.8% and 37.3%, respectively. The difference between the statutory rate of 35% and the Company’s effective tax rate for the three months ended June 28, 2008 was due primarily to permanent differences related to the benefit of foreign tax credits and research and development credits and the reduction of deemed dividend inclusions under the Subpart F tax rules.  The difference between the statutory rate of 35% and the Company’s effective tax rate for the nine months ended June 28, 2008 was due primarily to permanent differences related to foreign currency exchange gains on previously taxed income distributions from foreign subsidiaries and deemed dividend inclusions under the Subpart F tax rules, partially offset by the benefit of foreign tax credits and research and development tax credits.

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

Effective September 30, 2007, the Company adopted the provisions of FIN 48 and FSP FIN 48-1. Upon adoption, the Company recorded a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $1.4 million in accordance with the transition rules under FIN 48. The Company had historically classified interest and penalties and unrecognized tax benefits as current liabilities. With the adoption of FIN 48, the Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the condensed consolidated balance sheets. The total amount of gross unrecognized tax benefits as of the date of adoption of FIN 48 was $44.9 million, of which $21.7 million, if recognized, would affect the Company’s effective tax rate. As of June 28, 2008, the total amount of gross unrecognized tax benefits was $50.6 million, of which $26.3 million, if recognized, would affect the Company’s effective tax rate. A portion of the increase in the Company’s unrecognized tax benefit during the three months ended June 28, 2008 related to losses reported on the filing of its tax return.  The Company’s total gross unrecognized tax benefit was classified as non-current liabilities in the condensed consolidated balance sheets.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for income taxes did not change as a result of adopting FIN 48. As of the date of adoption, the Company had accrued $4.7 million for the gross interest and penalties relating to the gross unrecognized tax benefits. As of June 28, 2008, the total amount of gross interest and penalties accrued was $6.0 million, which is classified as non-current liabilities in the condensed consolidated balance sheets.

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

14.      SEGMENT INFORMATION

During the second quarter of fiscal 2007, we established a new organizational and reporting structure whereby our previously single reportable operating segment was separated into two operating segments: Commercial Lasers and Components (“CLC”) and Specialty Lasers and Systems (“SLS”). CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that product service and repairs are generally based upon advanced replacement and depot (i.e., factory) repair. CLC’s primary markets include OEM components and instrumentation and materials processing. SLS develops and manufacturers configurable, advanced-performance products largely serving the microelectronics and scientific research markets. The size and complexity of many of the SLS products generally require service to be performed at the customer site by factory-trained field service engineers.

We have identified CLC and SLS as operating segments for which discrete financial information is available. Both operating segments have engineering, marketing, product business management and product line management. A small portion of our outside revenue is attributable to projects and recently developed products for which a segment has not yet been determined. The associated direct and indirect costs are presented in the category of Corporate and other, along with other corporate costs as described below.

Pursuant to SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, our Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he assesses the performance of the segments and decides how to allocate resources to the segments. Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Assets are not a measure used to assess the performance of the company by the CODM; therefore we do not report assets by segment internally or in our disclosures. Income (loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate to our operating segments certain operating expenses, which we manage separately at the corporate level. These unallocated costs include stock-based compensation and corporate functions (certain research and development, management, finance, legal and human resources) and are included in the results below under Corporate and other in the reconciliation of operating results. Management does not consider unallocated Corporate and other costs in its measurement of segment performance.

The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales:
Commercial Lasers and Components	$73,792	$74,506	$218,358	$211,453
Specialty Lasers and Systems	83,206	68,050	238,828	229,136
Corporate and other	26	52	76	1,644
Total net sales	$157,024	$142,608	$457,262	$442,233

Income from operations:
Commercial Lasers and Components	$6,385	$3,333	$21,184	$19,198
Specialty Lasers and Systems	14,237	4,003	33,776	28,904
Corporate and other	(12,084)	(12,915)	(37,188)	(39,207)
Total income (loss) from operations	$8,538	$(5,579)	$17,772	$8,895

15.      SUBSEQUENT EVENTS

On June 30, 2008 we sold our interest in LTB Lasertechnik in Berlin GmbH, a German company for approximately $1.0 million, resulting in a gain of approximately $1.0 million to be reported in other income in the fourth quarter of fiscal 2008.

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

During the second quarter of fiscal 2007, we established a new organizational and reporting structure whereby our previously single reportable operating segment was separated into two operating segments: Commercial Lasers and Components (“CLC”) and Specialty Lasers and Systems (“SLS”). The new segmentation reflects the go-to-market strategies for various products and markets. While both segments work to deliver cost-effective photonics solutions, CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that substantially all product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC’s primary markets include OEM components and instrumentation and materials processing. SLS develops and manufactures configurable, advanced-performance products largely serving the microelectronics and scientific research markets. The size and complexity of many of the SLS products generally require service to be performed at the customer site by factory-trained field service engineers.

Income (loss) from operations is the measure of profit and loss that our chief operating decision maker (“CODM”) uses to assess performance and make decisions. Income (loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate to our operating segments certain operating expenses, which we manage separately at the corporate level. These unallocated costs include stock-based compensation and corporate functions (certain research and development, management, finance, legal and human resources) and are included in Corporate and Other. Management does not consider unallocated Corporate and Other costs in its measurement of segment performance.

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

At June 28, 2008, we had $118.2 million of goodwill and purchased intangible assets on our consolidated balance sheet. At June 28, 2008, we had $105.9 million of property and equipment on our consolidated balance sheet. The Company reviewed impairment indicators during the third quarter of fiscal 2008 and determined that no impairment was indicated.

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

SFAS 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the underlying stock. Our computation of expected volatility is based on a combination of historical volatility and market-based implied volatility.

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

Effective September 30, 2007, the Company adopted the provisions of FIN 48, which creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 establishes a two-step approach for evaluating tax positions.  The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the matter) that a tax position is more likely than not to be sustained upon examination by a taxing authority.  The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty.  These determinations involve significant judgment by management. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard or when they are resolved through negotiation or litigation with factual interpretation, judgment and certainty.  Tax laws and regulations themselves are complex and are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court filings.  Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Three Months Ended
	June 28,	June 30,
	2008	2007	Change	% Change
	(Dollars in thousands)

Bookings	$149,090	$139,187	$9,903	7.1%
Net sales—CLC	$73,792	$74,506	$(714)	(1.0)%
Net sales—SLS	$83,206	$68,050	$15,156	22.3%
Gross profit as a percentage of net sales—CLC	43.4%	41.3%	2.1%	5.2%
Gross profit as a percentage of net sales—SLS	45.3%	39.8%	5.5%	13.9%
Research and development as a percentage of net sales	12.1%	13.6%	(1.5)%	(10.4)%
Income before income taxes	$11,317	$438	$10,879	2,483.8%
Cash provided by operating activities	$14,946	$9,913	$5,033	50.8%
Days sales outstanding in receivables	63.3	63.4	(0.1)	(0.2)%
Days sales outstanding in inventories	70.8	72.6	(1.8)	(2.6)%
Capital spending as a percentage of net sales	4.4%	3.6%	0.8%	21.0%

	Nine Months Ended
	June 28,	June 30,
	2008	2007	Change	% Change
	(Dollars in thousands)

Bookings	$452,525	$427,260	$25,265	5.9%
Net sales—CLC	$218,358	$211,453	$6,905	3.3%
Net sales—SLS	$238,828	$229,136	$9,692	4.2%
Gross profit as a percentage of net sales—CLC	43.8%	43.1%	0.7%	1.6%
Gross profit as a percentage of net sales—SLS	43.1%	40.7%	2.4%	5.9%
Research and development as a percentage of net sales	12.4%	12.8%	(0.4)%	(2.8)%
Income before income taxes	$30,695	$25,282	$5,413	21.4%
Cash provided by operating activities	$43,587	$49,849	$(6,262)	(12.6)%
Capital spending as a percentage of net sales	3.5%	4.0%	(0.5)%	(12.0)%

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

Third quarter bookings increased 7.1% and bookings for the nine months ended June 28, 2008 increased 5.9% from the same periods one year ago.  Bookings increased in all four markets for the quarter and for the nine months, increases in the microelectronics and scientific and government programs markets were partially offset by decreases in the materials processing and OEM components and instrumentation markets.

Microelectronics

Orders from semiconductor capital equipment applications increased from the second quarter of fiscal 2008 due primarily to new system orders for lasers used in wafer and reticule inspection.  We are cautiously optimistic that we will continue to outperform the industry due to several key design wins.

Bookings for lasers used in advanced packaging were stable.  The microvia business posted good orders due to growth in handsets and flip-chip substrates.  Laser-based silicon singulation and scribing continues to gain acceptance in the market.  Our expectations are for further expansion in this market through our Avia™, Matrix™ and Talisker™ platforms. We are very pleased with the reception that the Talisker™ has received.

Orders for flat panel display (“FPD”) manufacturing grew significantly on a sequential basis for systems and service.  In keeping with our strategy to address more of the FPD value chain, system bookings included excimer lasers for lift-off applications, solid-state lasers for touchpad scribing, CO2 lasers for glass cutting and line-beam optics upgrades.  Service bookings were tied to maintenance contracts for our installed base of low temperature polysilicon (“LTPS”) annealing lasers.

Bookings for solar cell manufacturing again exhibited strong growth and we expect that fiscal 2008 bookings will be double that of fiscal 2007.  Our solar-related business is based on UV lasers, where we provide an advantage to our customers.  This is true for crystalline silicon and thin film applications, including edge isolation and patterning.

Scientific and Government Programs

Orders in the scientific market were flat even though last year’s numbers included bookings for custom laser systems, a business we previously announced we exited.  The average run rate for custom laser systems was approximately $1-2 million per quarter.

We matched our record for Chameleon™ orders and continue to have solid market share with this product family. We plan to bolster this position through key product augmentations scheduled for fiscal 2009.  We are also seeing greater adoption of the OPS-based Mantis™ laser as a seed source for high-performance amplifiers.  These products, combined with the Legend Elite amplifiers, are among our strongest scientific product portfolios ever.

OEM Components and Instrumentation

Orders for instrumentation and OEM components no longer include orders for thermal imaging optics, a market which we exited in fiscal 2007.  The third quarter is traditionally the slowest quarter of bookings for many of our accounts.  This effect has been partially offset by sustained strength in OEM medical bookings, especially for refractive surgery lasers.

During the third fiscal quarter, we introduced an important extension of our patented OPS™ platform.  The Genesis™ laser system is the first OPS-based laser to produce pure continuous wave output at 355nm with very high mode quality.  Prior competitive products relied on inefficient gas tubes or more complex and expensive quasi-CW designs, which limited lifetime and/or scalability. The initial versions of Genesis™ are configured for the instrumentation market and revenue shipments have already begun.  Future versions are expected to deliver higher powers and a range of wavelengths to support users in the microelectronics and scientific markets.

Materials Processing

The materials processing market remains in a dynamic state.  Sluggishness in the U.S. and Chinese export market has been offset by new product growth in the Chinese domestic, Japanese and European markets. In general, these products offer better performance at a lower cost of ownership than other products in the market.

The E-Series CO2™ laser has achieved a 100% qualification rate amongst customers who have performed evaluation testing.  We are also making good inroads with our Matrix™ platform in rapid prototyping and specialty marking of ID cards and glass.  Both platforms are scheduled for expansion over the next 12 months.

Net Sales

Net sales include sales of lasers, precision optics, related accessories and service contracts.  Net sales for the third fiscal quarter decreased 1.0% in our CLC segment and increased 22.3% in our SLS segment from the same quarter one year ago.  Net sales for the first nine months of fiscal 2008 increased 3.3% in our CLC segment and increased 4.2% in our SLS segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the third quarter increased from 41.3% to 43.4% in our CLC segment and increased from 39.8% to 45.3% in our SLS segment from the same quarter one year ago.  Gross profit percentage for the first nine months of fiscal 2008 increased from 43.1% to 43.8% in our CLC segment and increased from 40.7% to 43.1% in our SLS segment from the same period one year ago.  For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased to 12.1% from 13.6% in the third fiscal quarter and decreased to 12.4% from 12.8% for the first nine months of fiscal 2008 compared to the same periods one year ago.  For a more complete description of the reasons for changes in R&D percentage refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more cash flow available.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the third quarter of fiscal 2008 decreased 0.1 days from the same quarter one year ago, with improved collections of older receivables offset by the impact of foreign exchange rates.

Days Sales Outstanding in Inventories

We calculate DSO in inventories as net inventories at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in inventories indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more cash flow available.  The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in inventories for the third quarter of fiscal 2008 decreased 1.8 days from the same quarter one year ago primarily due to the large increase in sales volumes without a similar increase in inventories partially offset by the impact of foreign exchange rates.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 4.4% from 3.6% for the third quarter and decreased to 3.5% from 4.0% for the nine months from the same periods one year ago.  We anticipate that capital spending for fiscal 2008 will be approximately 3.5% of net sales.

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

On February 12, 2008, the Company announced that the Board of Directors had authorized the Company to repurchase up to $225 million of its common stock through a modified “Dutch Auction” tender offer and an additional $25 million of its common stock, following the completion or termination of the tender offer, under its stock repurchase program, terminating no later than February 11, 2009.  On March 17, 2008, we completed our tender offer and repurchased and retired 7,972,313 shares of outstanding common stock at a price of $28.50 per share for a total of $228.2 million, including expenses.  Such repurchases were accounted for as a reduction in additional paid in capital.

Effective March 31, 2008, we entered into a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2010.  Our Union Bank of California agreement is subject to covenants related to financial ratios and tangible net worth.

On April 16, 2008, we announced that we entered into an agreement to sell certain assets of our Auburn Optics manufacturing operation to Research Electro-Optics, Inc. (“REO”), a privately held optics manufacturing and technology company. We also entered into a strategic supply agreement with REO. REO will provide optical manufacturing capabilities for us, including fabrication and coating of optical components. The transition of the optics manufacturing assets from Auburn to REO is expected to be completed no later than the end of the second quarter of fiscal 2009.  During the third quarter of fiscal 2008, we recorded $1.7 million of costs related to the transition.

In April 2008, we initiated a tender offer related to certain discount options discovered during our voluntary review of our historical stock option practices. Discount options are options with an exercise price that is less than the fair market value of the shares underlying the option at the time of grant. The discounted options included in this offer were certain options which vested after December 31, 2004.  During the tender offer period, employees had the ability to amend the exercise price per share for eligible options to the fair market value of the underlying option as of the measurement date of that option, and receive a cash payment for the difference between the discounted share price and the amended share price. This amendment was designed to allow holders of discount options to avoid certain adverse tax consequences associated with discount options. The offer expired on May 9, 2008.  The incremental stock compensation expense resulting from the offer was $0.4 million which was recognized immediately as all eligible options were fully vested.

On July 10, 2008, the Securities and Exchange Commission formally notified us that its investigation of our historical stock option granting practices has been terminated and that it will not recommend any enforcement action.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.9%	59.9%	56.9%	58.5%
Gross profit	44.1%	40.1%	43.1%	41.5%
Operating expenses:
Research and development	12.1%	13.6%	12.4%	12.8%
In-process research and development	—	1.5%	—	0.5%
Selling, general and administrative	25.2%	27.4%	25.3%	24.8%
Restructuring and other charges	—%	—%	—%	0.1%
Amortization of intangible assets	1.4%	1.5%	1.5%	1.3%
Total operating expenses	38.7%	44.0%	39.2%	39.5%
Income (loss) from operations	5.4%	(3.9)%	3.9%	2.0%
Other income (net)	1.8%	4.2%	2.8%	3.7%
Income before income taxes	7.2%	0.3%	6.7%	5.7%
Provision for income taxes	1.8%	0.8%	2.5%	1.8%
Net income (loss)	5.4%	(0.5)%	4.2%	3.9%

Net income for the third quarter of fiscal 2008 was $8.4 million ($0.35 per diluted share) including $1.4 million of after-tax restructuring costs, $0.9 million of after-tax costs related to litigation resulting from our internal stock option investigation and $2.0 million of after-tax stock-related compensation expense.  Net loss for the third quarter of fiscal 2007 was $0.8 million ($0.02 per diluted share) including an in-process research and development (“IPR&D”) charge of $2.2 million associated with the purchase of Nuvonyx during the third quarter of fiscal 2007 and $1.8 million of after-tax costs related to our internal stock option investigation and litigation.  Third quarter fiscal 2007 results also included approximately $1.6 million of after-tax stock-based compensation expense.  Net income for the first nine months of fiscal 2008 was $19.3 million ($0.66 per diluted share) including $5.3 million of after-tax costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation, $7.7 million of after-tax stock-related compensation expense, $1.4 million of after-tax restructuring costs and a $1.4 million tax expense in connection with an internal dividend from one of our European subsidiaries.  Net income for the first nine months of fiscal 2007 was $17.3 million ($0.54 per diluted share) including $5.4 million of after-tax costs related to our internal stock option investigation, an IPR&D charge of $2.2 million associated with the purchase of Nuvonyx and $0.2 million in after-tax Excel Technology integration related costs.  Results for the first nine months of fiscal 2007 also included approximately $6.2 million of after-tax stock-based compensation expense.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	June 28, 2008		June 30, 2007
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$52,439	33.4%	$47,582	33.4%
OEM components and instrumentation	48,293	30.7%	43,796	30.7%
Materials processing	22,545	14.4%	25,298	17.7%
Scientific and government programs	33,747	21.5%	25,932	18.2%
Total	$157,024	100.0%	$142,608	100.0%

	Nine Months Ended
	June 28, 2008		June 30, 2007
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$159,707	34.9%	$157,080	35.5%
OEM components and instrumentation	132,346	29.0%	125,808	28.4%
Materials processing	70,429	15.4%	69,864	15.8%
Scientific and government programs	94,780	20.7%	89,481	20.3%
Total	$457,262	100.0%	$442,233	100.0%

Quarterly

Net sales for the third quarter of fiscal 2008 increased by $14.4 million, or 10%, including an increase of $7.2 million due to the impact of foreign currency exchange rates and a $2.3 million customer order cancellation fee partially offset by a decrease of $4.1 million due to the sale of the imaging optics business (CIOL) in the fourth quarter of fiscal 2007, compared to the third quarter of fiscal 2007.  Increases in the scientific and government programs, microelectronics and OEM components and instrumentation markets were partially offset by decreases in the materials processing market.

The increase in the scientific and government program market of $7.8 million, or 30%, was primarily due to higher demand for pumping, measuring and advanced research applications used by university and government research groups.  The increase in the microelectronics market of $4.9 million, or 10%, was primarily due to higher sales in advanced packaging applications and the flat panel display market partially offset by lower sales for semiconductor applications.  The increase in the OEM components and instrumentation market of $4.5 million, or 10%, was due primarily to higher sales for medical and bioinstrumentation applications including a $2.3 million customer order cancellation fee and increased sales for military applications, partially offset by lower sales due to the sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007.  Sales in the material processing market decreased $2.8 million, or 11%, primarily due to lower commercial laser shipments for marking applications.

Year-to-date

Net sales for the first nine months of fiscal 2008 increased by $15.0 million, or 3%, including an increase of $19.0 million due to the impact of foreign currency exchange rates and a $2.3 million customer order cancellation fee, partially offset by a decrease of $11.9 million due to the sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007, compared to the first nine months of fiscal 2007.  Net sales increased in all four markets.

The increase in the OEM components and instrumentation market of $6.5 million, or 5%, was due primarily to higher sales for medical and bioinstrumentation applications and increased sales for military applications, including revenues contributed by Nuvonyx (acquired in April 2007), partially offset by lower sales due to the sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007 and lower semiconductor sales.  Scientific and government program sales increased $5.3 million, or 6%, due to higher demand for pumping, measuring and advanced research applications used by university and government research groups.  The increase in the microelectronics market of $2.6 million, or 2%, was primarily due to higher sales in advanced packaging and solar applications.  Sales in the material processing market increased $0.6 million, or 1%, primarily due to higher commercial laser shipments for surface structuring applications.

Although we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

Segments

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	June 28, 2008		June 30, 2007
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Commercial Lasers and Components (CLC)	$73,792	47.0%	$74,506	52.2%
Specialty Lasers and Systems (SLS)	83,206	53.0%	68,050	47.8%
Corporate and Other	26	0.0%	52	0.0%
Total	$157,024	100.0%	$142,608	100.0%

	Nine Months Ended
	June 28, 2008		June 30, 2007
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Commercial Lasers and Components (CLC)	$218,358	47.8%	$211,453	47.8%
Specialty Lasers and Systems (SLS)	238,828	52.2%	229,136	51.8%
Corporate and Other	76	0.0%	1,644	0.4%
Total	$457,262	100.0%	$442,233	100.0%

Quarterly

Net sales for the third quarter of fiscal 2008 increased by $14.4 million, or 10%, compared to the third quarter of fiscal 2007, with decreases of $0.7 million, or 1%, in our CLC segment and increases of $15.2 million, or 22%, in our SLS segment.

The decrease in our CLC segment sales was primarily due to the sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007 and lower semiconductor application sales partially offset by higher bioinstrumentation and medical sales.  The increase in our SLS segment sales was primarily due to higher revenue for medical applications including a $2.3 million customer order cancellation fee as well as sales for solar and micro-via applications.

Year-to-date

Net sales for the first nine months of fiscal 2008 increased by $15.0 million, or 3%, compared to the first nine months of fiscal 2007, with increases of $6.9 million, or 3%, in our CLC segment, increases of $9.7 million, or 4%, in our SLS segment and decreases of $1.6 million in Corporate and Other.

The increase in our CLC segment sales was primarily due to increased military application sales, including revenues contributed by Nuvonyx (acquired in April 2007), higher sales for direct writing, marking and advanced packaging applications, flat panel display applications and increased bioinstrumentation and medical sales, partially offset by lower sales due to the sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007 and lower semiconductor and graphic arts and display application sales.  The increase in our SLS segment sales was primarily due to higher medical sales and increased sales to the microelectronics market for solar, micro-via and semiconductor inspection applications. Corporate and Other sales decreased due to non-recurring royalty revenue from Luna Innovations, Inc. in the first quarter of fiscal 2007.

GROSS PROFIT

Consolidated

Our gross profit rate increased to 44.1% from 40.1% in the third fiscal quarter and increased to 43.1% from 41.5% for the nine months ended June 28, 2008, compared to the same periods one year ago.

The third quarter 4.0% increase in gross profit was primarily due to improved product mix (5.3%) with higher volumes of microelectronics and medical application sales, including a large customer order cancellation fee at high margins in the third quarter of fiscal 2008 (0.6%) and lower materials costs, partially offset by higher other costs (1.2%) including inventory provisions, freight and duty and 0.1% higher installation costs.

The gross profit increase of 1.6% during the first nine months of fiscal 2008 was primarily due to improved product mix (2.6%) with higher volumes of medical application sales, higher service margins and improved yields as well as lower warranty costs (0.3%) partially offset by higher other costs (1.3%) due to higher inventory provisions, freight and duty and 0.2% higher installation costs for excimer and scientific products.

Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations.

Commercial Lasers and Components

The gross profit rate in our CLC segment increased to 43.4% from 41.3% in the third fiscal quarter and increased to 43.8% from 43.1% for the nine months ended June 28, 2008 compared to the same periods one year ago.

The first quarter 2.1% increase in gross profit was primarily due to more favorable product mix and lower materials costs (3.4%) due to improved manufacturing efficiencies, net of costs related to restructuring activities (1.8%) and lower warranty costs (1.0%), partially offset by higher other costs (2.3%) related to higher freight and duty costs as well as higher inventory provisions.

The gross profit increase of 0.7% during the first nine months of fiscal 2008 was primarily due to improved product mix and materials cost (1.2%) related to improved manufacturing efficiencies and the exit of lower margin imaging optics application sales, net of costs related to restructuring activities (0.6%) and lower warranty costs (1.0%) partially offset by higher other costs (1.5%) due to higher inventory provisions as well as higher freight and duty costs.

Specialty Lasers and Systems

The gross profit rate in our SLS segment increased to 45.3% from 39.8% in the third fiscal quarter and increased to 43.1% from 40.7% for the nine months ended June 28, 2008 compared to the same periods one year ago.

The third quarter 5.5% increase in gross profit was primarily due to more favorable product mix in the medical and bioinstrumentation markets and lower materials costs (6.6%), including a large customer order cancellation fee at high margins in the third quarter of fiscal 2008 (1.2%), partially offset by higher warranty costs (0.8%), higher other costs (0.2%) due to higher freight and duty costs, and 0.1% higher installation costs.

The gross profit increase of 2.4% during the first nine months of fiscal 2008 was primarily due to more favorable product mix (3.8%) within the microelectronics and medical markets, including a large customer order cancellation fee at high margins in the third quarter of fiscal 2008 (0.4%), coupled with improved manufacturing efficiencies and lower scrap and rework costs (0.1%) partially offset by higher other costs (1.0%) due to higher inventory provisions and higher freight and duty costs, higher installation costs (0.3%) for excimer and scientific products and 0.2% higher warranty costs.

OPERATING EXPENSES:

	Three Months Ended
	June 28, 2008		June 30, 2007
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$19,076	12.1%	$19,337	13.6%
In-process research and development	—	—	2,200	1.5%
Selling, general and administrative	39,480	25.2%	39,095	27.4%
Amortization of intangible assets	2,165	1.4%	2,085	1.5%
Total operating expenses	$60,721	38.7%	$62,717	44.0%

	Nine Months Ended
	June 28, 2008		June 30, 2007
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$56,823	12.4%	$56,543	12.8%
In-process research and development	—	—	2,200	0.5%
Selling, general and administrative	115,682	25.3%	109,718	24.8%
Restructuring and other charges	—	—%	248	0.1%
Amortization of intangible assets	6,600	1.5%	5,978	1.3%
Total operating expenses	$179,105	39.2%	$174,687	39.5%

Research and development (“R&D”) expenses decreased $0.3 million or 1%, during the fiscal quarter ended June 28, 2008 and increased $0.3 million, or 1%, during the nine months ended June 28, 2008 compared to the comparable periods one year ago.  The third fiscal quarter decrease was primarily due to lower spending on development, outsourcing and greening projects (compliance with environmental related regulations, primarily in Europe and the People’s Republic of China) ($1.6 million), $0.1 million lower gains on deferred compensation plan liabilities and $0.1 million lower other spending, partially offset by the impact of foreign currency exchange rates ($0.8 million), higher restructuring costs ($0.3 million), higher headcount related spending ($0.2 million) and $0.2 million higher stock-related compensation expense.  The increase for the first nine months of fiscal 2008 was primarily due to the impact of foreign currency exchange rates ($1.5 million), higher headcount related spending ($1.2 million) and higher restructuring costs ($0.3 million), partially offset by lower spending on greening projects ($1.1 million), $1.1 million lower spending on other projects and $0.5 million lower gains on deferred compensation plan liabilities. On a quarterly segment basis, CLC project spending, including the impact of foreign exchange rates and the acquisition of Nuvonyx, increased $0.2 million, SLS project spending, including the impact of foreign exchange rates, increased $0.2 million and Corporate and Other spending decreased $0.7 million.  On a segment basis for the first nine months of fiscal 2008, CLC project spending increased $2.2 million, including the impact of foreign currency exchange rates and the acquisition of Nuvonyx. SLS project spending, including the impact of foreign currency exchange rates, increased $0.6 million and Corporate and Other spending decreased $2.5million

Selling, general and administrative (“SG&A”) expenses increased $0.4 million or 1%, during the fiscal quarter ended June 28, 2008 and increased $6.0 million, or 5%, during the nine months ended June 28, 2008 compared to the comparable periods one year ago.

The third fiscal quarter increase in SG&A expenses was primarily due to the impact of foreign currency exchange rates ($1.8 million), $0.9 million higher stock-related compensation expense primarily due to increased payroll tax liabilities for stock options subject to Section 409A of the Internal Revenue Code (“Section 409A”) and the resumption of the employee stock purchase plan in fiscal 2008, restructuring costs ($0.6 million) and higher headcount related spending ($0.3 million), partially offset by $1.5 million lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation, $1.4 million lower equipment and software spending including the write-off of previously capitalized software and facilities investments in the third quarter of fiscal 2007, $0.2 million lower expense due to lower gains on deferred compensation plan liabilities and $0.1 million lower other net spending.  On a quarterly segment basis, CLC segment expenses increased $0.2 million and SLS segment expenses increased $0.2 million.  Spending for Corporate and other was flat with higher stock-related compensation expense, higher tax and consulting expense and higher headcount related spending offset by lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation and lower gains on deferred compensation plan liabilities.

The increase in SG&A expenses for the first nine months of fiscal 2008 was primarily due to the impact of foreign currency exchange rates ($4.9 million), higher headcount related spending ($2.8 million), $1.6 million higher stock-related compensation expense primarily due to increased payroll tax liabilities for stock options subject to Section 409A, higher legal, tax and other consulting costs ($0.8 million) and restructuring costs ($0.6 million), partially offset by $2.9 million lower expense due to lower gains on deferred compensation plan liabilities, $1.2 million lower spending on audit and tax services due to timing of services provided, $0.3 million lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation and

$0.3 million lower other net spending.

For the first nine months of fiscal 2008, CLC segment expenses increased $2.2 million primarily due to the impact of foreign currency exchange rates, higher headcount related spending including restructuring costs and the acquisition of Nuvonyx. For the first nine months of fiscal 2008, SLS segment expenses increased $3.9 million primarily due to the impact of foreign currency exchange rates, higher headcount related spending, higher demo inventory costs and higher spending on tradeshows.  Spending for Corporate and Other decreased $0.1 million for the first nine months of fiscal 2008 primarily due to $2.9 million lower expense due to lower gains on deferred compensation plan liabilities and lower spending on audit and tax services partially offset by $1.6 million higher stock-related compensation expense and higher costs for tax and legal consulting services.

Restructuring and other charges (recoveries) during the first nine months of fiscal 2007 were related to the $0.3 million write-off of Excel acquisition related costs partially offset by adjustments to the estimated contractual obligation for lease and other facility costs of a previously vacated building, net of estimated sublease income.

Amortization of intangible assets increased $0.1 million, or 4%, and $0.6 million, or 10%, during the three and nine months ended June 28, 2008, respectively, compared to the same periods one year ago. The increases were primarily due the amortization of intangibles related to our April 2007 Nuvonyx acquisition.

OTHER INCOME (EXPENSE)

Other income, net of other expense, decreased $3.2 million and $3.5 million, respectively, during the three and nine months ended June 28, 2008 compared to the same periods one year ago. The quarterly decrease was primarily due to lower interest income ($4.6 million) as a result of lower cash, cash equivalents and short-term investment balances as well as lower rates of return, lower gains on deferred compensation plan assets ($1.1 million) and higher foreign exchange losses ($0.9 million), partially offset by lower interest expense ($2.5 million) primarily due to the payoff of our convertible subordinated notes in the fourth quarter of fiscal 2007 and the reversal of interest accrued on a recovered liability and Japan consumption tax savings ($0.8 million).  The decrease for the first nine months of fiscal 2008 was primarily due to lower interest income ($9.4 million) as a result of lower cash, cash equivalents and short-term investment balances as well as lower rates of return and lower gains on deferred compensation plan assets ($2.8 million), partially offset by lower interest expense ($5.8 million) primarily due to the payoff of our convertible subordinated notes in the fourth quarter of fiscal 2007, higher foreign exchange gains ($1.9 million) and Japan consumption tax savings ($1.8 million).

INCOME TAXES

The effective tax rate on income before income taxes for the third quarter of fiscal 2008 of 25.8% was lower than the statutory rate of 35.0% due primarily to permanent differences related to the benefit of foreign tax credits and research and development credits and the reduction of deemed dividend inclusions under the Subpart F tax rules.  The effective tax rate on income before income taxes for the first nine months of fiscal 2008 of 37.3% was higher than the statutory rate of 35.0% due primarily to permanent differences related to foreign currency exchange gains on previously taxed income distributions to us from our foreign subsidiaries and deemed dividend inclusions under the Subpart F tax rules, partially offset by the benefit of foreign tax credits and research and development tax credits.

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

	Nine Months Ended
	June 28,	June 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$43,587	$49,849
Sales of shares under employee stock plans	2,897	3,783
Repurchase of common stock	(228,214)	—
Capital expenditures	(16,134)	(17,713)
Acquisition of businesses, net of cash acquired	—	(14,175)
Net debt borrowings (payments)	364	(215)

Net cash provided by operating activities decreased by $6.3 million for the first nine months of fiscal 2008 compared to the same period one year ago. The decrease in cash provided by operating activities was primarily due to lower cash flows from accounts receivable partially offset by higher cash flows from inventories, prepaid assets and other current liabilities. We believe that cash provided by operating activities will be adequate to cover our working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions.  However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital.  We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

Additional sources of cash available to us included a multi-currency line of credit and bank credit facilities totaling $58.8 million as of June 28, 2008, of which $56.6 million was unused and available. These credit facilities were used in Europe and Japan during the first nine months of fiscal 2008.  Our domestic line of credit includes a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2010 and is subject to covenants related to financial ratios and tangible net worth.  No amounts have been drawn upon our domestic line of credit as of June 28, 2008.

On February 12, 2008, the Company announced that the Board of Directors had authorized the Company to repurchase up to $225 million of its common stock through a modified “Dutch Auction” tender offer and an additional $25 million of its common stock, following the completion or termination of the tender offer, under its stock repurchase program, terminating no later than February 11, 2009.  On March 17, 2008, we completed our tender offer and repurchased and retired 7,972,313 shares of outstanding common stock, approximately 25% of the shares issued and outstanding, for a total of $228.2 million, including expenses.

Our ratio of current assets to current liabilities was 3.8:1 at June 28, 2008 compared to 5.2:1 at September 29, 2007. The decrease in our ratio from September 29, 2007 to June 28, 2008 is primarily due to decreases in cash, cash equivalents and short-term investments.  Our cash position, short-term investments, working capital and current debt obligations are as follows:

	June 28, 2008	September 29, 2007
	(in thousands)
Cash and cash equivalents	$194,131	$315,927
Short-term investments	3,586	45,896
Restricted cash, current	2,755	2,460
Working capital	390,431	536,833
Total debt obligations	392	30

Current Restricted Cash

As part of our tender offer to purchase the remaining outstanding shares of Lambda Physik, we were required by local regulations to have funds available for the offer in an account located in Germany. As of June 28, 2008 and September 29, 2007, we had $2.8 million and $2.5 million, respectively, restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik, which are included in current restricted cash on our consolidated balance sheets.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, obligations under SFAS 143, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our

Annual Report on Form 10-K for the fiscal year ended September 29, 2007. There have been no material changes in contractual obligations since September 29, 2007. In April 2008, we finalized our lease agreement and began to move employees into an additional building in Santa Clara, California. The future minimum lease payments for the building total $12.2 million over seven years.  Information regarding our other financial commitments at June 28, 2008 is provided in the notes to the condensed consolidated financial statements in this filing.

During the first quarter of fiscal 2008, we adopted the provisions of FIN 48.  We had historically classified interest and penalties and unrecognized tax benefits as current liabilities, but beginning with the adoption of FIN 48 we have reclassified gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities within the condensed consolidated balance sheets. As of June 28, 2008, we recorded gross unrecognized tax benefits of $50.6 million and gross interest and penalties of $6.0 million, both of which are classified as non-current liabilities in the condensed consolidated balance sheet.  A portion of the increase in the Company’s unrecognized tax benefit during the three months ended June 28, 2008 related to losses reported on the filing of its tax return.  At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

Changes in Financial Condition

Cash provided by operating activities during the first nine months of fiscal 2008 was $43.6 million, which included depreciation and amortization of $24.3 million, net income of $19.3 million, stock-based compensation expense of $6.9 million, cash provided by operating assets and liabilities of $0.1 million and $1.3 million other, partially offset by increases in net deferred tax assets of $8.3 million.

Cash provided by investing activities during the first nine months of fiscal 2008 was $44.9 million, which included $42.2 million, sales and maturities of available-for-sale securities, net of purchases, $12.1 million proceeds from dispositions of property and equipment, $6.5 million proceeds received related to the sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007 and $0.2 million other, partially offset by $16.1 million used to acquire property and equipment and improve buildings.

Cash used by financing activities during the first nine months of fiscal 2008 was $224.6 million, which included $228.2 million used to repurchase our common stock, partially offset by $2.9 million proceeds from exercises of employee stock options, $0.4 million short-term borrowings and an increase of $0.3 million in our cash overdraft.

Changes in exchange rates during the first nine months of fiscal 2008 provided $14.3 million, primarily due to the strengthening of the Euro and the Japanese Yen in relation to the U.S. dollar.

RECENT ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No.109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, in May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,”(“FSP FIN 48-1”) to amend FIN 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise’s tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and the possibility is remote that the taxing authority would reexamine the tax position in the future. We adopted FIN 48 and FSP FIN 48-1 for our fiscal year 2008 beginning September 30, 2007. See Note 13, “Income Taxes” of the Notes to Condensed Consolidated Financial Statements for additional information, including the effects of adoption on the Company’s Condensed Consolidated Financial Statements.

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

In December 2007, the FASB ratified the EITF’s Consensus for Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 will become effective beginning with our first fiscal quarter of 2009. We are currently evaluating the impact, if any, of this standard on our consolidated financial position and results of operations.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for us for interim periods within our fiscal year beginning September 28, 2008. We are currently assessing the impact that the adoption of SFAS 157 will have on our consolidated financial position and results of operations. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of SFAS 157 will have on our non-financial assets and liabilities; however we do not anticipate it to significantly impact our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS 161 is effective for our interim period beginning December 28, 2008. We are currently assessing the impact that the adoption of SFAS 161 will have on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We will evaluate the potential impact of FSP SFAS 142-3 on acquisitions on a prospective basis.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on our consolidated financial position, results of operations and cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 28, 2008, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At June 28, 2008 the fair value of our available-for-sale debt securities was $3.6 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $22,000 and ($51,000), respectively, at June 28, 2008.

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

A hypothetical 10% appreciation of the forward adjusted U.S. dollar to June 28, 2008 market rates would decrease the unrealized value of our forward contracts by $3.9 million. Conversely, a hypothetical 10% depreciation of the forward adjusted U.S. dollar to June 28, 2008 market rates would increase the unrealized value of our forward contracts by $4.2 million.

The following table provides information about our foreign exchange forward contracts at June 28, 2008. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at June 28, 2008 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Euro	1.5407	$(28,196)	$(28,791)
Japanese Yen	105.0615	$11,327	$11,222
Korean Won	1,042.1279	$1,756	$1,756
British Pound	1.4847	$1,262	$1,684

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 28, 2008 (“Evaluation Date”).  The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective for the purpose for which they were designed as of June 28, 2008.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SEC Inquiry

In 2006, we were advised that the San Francisco District Office of the SEC was conducting an informal inquiry relating to our past granting of stock options. In July, 2008 we were formally notified by the SEC that its investigation had been terminated and that it will not recommend any enforcement action.

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

Other Matters

As previously disclosed, our proposed acquisition of Excel Technology, Inc. was the subject of a prohibition decision issued by the German Federal Cartel Office (“FCO”) in October 2006. While the agreement under which we were to acquire Excel was terminated, the FCO’s prohibition order continues to be reviewed by the appellate court in Germany.

ITEM 1A. RISK FACTORS

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

Risks Associated with Our Industry, Our Business and Market Conditions

Our operating results, including net sales and adjusted EBITDA percentage, and our stock price have varied in the past, and our future operating results will continue to be subject to quarterly and annual fluctuations based upon numerous factors, including those listed in this section and throughout this quarterly report. Our stock price will continue to be subject to daily variations as well. In addition, our future operating results and stock price may not follow any past trends or meet our guidance and expectations.

Our net sales and operating results, such as adjusted EBITDA percentage and costs, may vary significantly from quarter to quarter and from year to year in the future. In particular we typically experience seasonality in our first fiscal quarter, resulting in lower net sales. We believe a number of factors, many of which are outside of our control, could cause these variations and make them difficult to predict, including:

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

•                  costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business;

•                  stockholder litigation related to our internal investigation of our practices related to historical stock option grants and the related restatement of our consolidated financial statements;

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

We depend on sole source or limited source suppliers, both internal and external, for some of our key components and materials, including exotic materials and crystals, in our products, which make us susceptible to supply shortages or price fluctuations that could adversely affect our business.

We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers, both internal and external. Some of these suppliers are relatively small private companies that may discontinue their operations at any time. We typically purchase our components and materials through purchase orders and we do not have guaranteed supply arrangement with many of these suppliers. We may fail to obtain these supplies in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products. We would experience further delays while identifying, evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. Additionally, we are in the process of managing multiple projects moving certain suppliers internally to different locations. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, or our failure to properly manage these moves, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

We rely exclusively on our own production capability to manufacture certain strategic components, optics and optical systems (which has recently been outsourced and is in the process of transitioning), crystals, semiconductor lasers, lasers and laser-based systems. Because we manufacture, package and test these components, products and systems at our own facilities, and such components, products and systems are not readily available from other sources, any interruption in manufacturing would adversely affect our business. In addition, our failure to achieve adequate manufacturing yields of these items at our manufacturing facilities may materially and adversely affect our operating results and financial condition.

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

For the three and nine months ended June 28, 2008, 69% and 68%, respectively, of our net sales were derived from customers outside of the United States. For fiscal years 2007, 2006, and 2005, 68%, 68% and 65%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. The majority of our foreign sales occur through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign operations and sales are subject to a number of risks, including:

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

For the three and nine months ended June 28, 2008, our research and development costs were $19.1 million (12.1% of net sales) and $56.8 million (12.4% of net sales), respectively.  For our fiscal years 2007, 2006 and 2005, our research and development costs were $74.6 million (12.4% of net sales), $73.1 million (12.5% of net sales) and $57.4 million (11.1% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Our historical stock option granting practices and the restatement of our financial statements for periods from fiscal 1995 to the quarter ended July 1, 2006 have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Part II, Item 1 “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We provided the results of our internal review to the Securities and Exchange Commission (“SEC”), and in that regard we responded to informal requests from the SEC. In July, 2008 we were formally notified by the SEC that its investigation had been terminated and that it will not recommend any enforcement action. No assurance can be given regarding the outcomes from litigation, additional regulatory proceedings, if any, or any applicable government enforcement actions relating to our past stock option practices which may arise. The resolution of these matters may be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

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

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

Exhibit No.	Description

3.1*	Restated and Amended Certificate of Incorporation (previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)

3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation (previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)

3.3	Amended and Restated Bylaws

4.1*	First Amended and Restated Common Shares Rights Agreement dated June 24, 1998 between Coherent and the Bank of Boston (previously filed as Exhibit 1 to Form 8-A/A filed on July 1, 1998)

10.1‡	Amended and Restated Employee Stock Purchase Plan

10.2‡*	Retention and Release Agreement dated April 4, 2008 by and between Coherent and Ronald A. Victor (previously filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 29, 2008).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

Date: August 6, 2008	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2008	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Restated and Amended Certificate of Incorporation (previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)

3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation (previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)

3.3	Amended and Restated Bylaws

4.1*	First Amended and Restated Common Shares Rights Agreement dated June 24, 1998 between Coherent and the Bank of Boston (previously filed as Exhibit 1 to Form 8-A/A filed on July 1, 1998)

10.1‡	Amended and Restated Employee Stock Purchase Plan

10.2‡*	Retention and Release Agreement dated April 4, 2008 by and between Coherent and Ronald A. Victor (previously filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 29, 2008).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.