Form 10-K
period 2008-09-27
COHERENT INC
filed 2008-11-25
CIK 21510

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 27, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-33962

COHERENT, INC.

Delaware	94-1622541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5100 Patrick Henry Drive, Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (408) 764-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value (including associated Common Stock Purchase Rights)	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

          As of November 10, 2008, 24,337,561 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported on the NASDAQ Global Select Market on March 29, 2008) of Coherent, Inc., held by nonaffiliates was $387,073,039. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

DOCUMENT INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement for the registrant's fiscal 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant's fiscal year ended September 27, 2008.

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

  •
  claims by third parties against us for infringement of their proprietary rights;

  •
  liquidity and sufficiency of existing cash, cash equivalents and short-term investments for near-term requirements;

  •
  increased adoption of lasers;

  •
  success or impact of new product offerings;

  •
  future demand for our products and laser technology;

  •
  maintenance of customer relationships and the development of new relationships;

  •
  capital spending as a percentage of net sales;

  •
  development and acquisition of new technology and market share;

  •
  write-downs for excess or obsolete inventory;

  •
  adoption of/use of lasers in the manufacture of solar cells;

  •
  development of highly-differentiated products;

  •
  operational efficiencies;

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
  impact on laser industry;

  •
  participation in the bio-agent detection market;

  •
  leveraging of our technology portfolio and application engineering;

  •
  optimization of our leadership position in existing markets;

  •
  maintenance of collaborative customer and industry relationships;

  •
  enhancement of our market position through our existing technology, as well as developing new technologies;

  •
  emphasis on supply chain management;

  •
  use of financial market instruments;

  •
  simplifications of our foreign legal structure and reduction of our presence in certain countries;

  •
  growth rates in the scientific market;

  •
  footprint consolidation efforts, including the expected savings therefrom and timing thereof; and

  •
  focus on long-term improvement of adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) as a percentage of net sales.

        In addition, we include forward-looking statements under the "Our Strategy" and "Future Trends" headings set forth below in "Business" and under the "Bookings" heading set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

 PART I

ITEM 1.    BUSINESS

GENERAL

Business Overview

        Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2008, 2007 and 2006 ended on September 27, September 29, and September 30, respectively, and are referred to in this annual report as fiscal 2008, fiscal 2007 and fiscal 2006 for convenience. Fiscal years 2008, 2007 and 2006 all included 52 weeks.

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

        We are organized into two operating segments: Commercial Lasers and Components ("CLC") and Specialty Lasers and Systems ("SLS"). This segmentation reflects the go-to-market strategies for various products and markets. While both segments deliver cost-effective photonics solutions, CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that substantially all product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC's primary markets include OEM components and instrumentation and materials processing. SLS develops and manufactures configurable, advanced- performance products largely serving the microelectronics and scientific research markets. The size and complexity of many of the SLS products require service to be performed at the customer site by factory-trained field service engineers.

        Income (loss) from operations is the measure of profit and loss that our chief operating decision maker ("CODM") uses to assess performance and make decisions. Income (loss) from operations represents the sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate to our operating segments certain operating expenses, which we manage separately at the corporate level. These unallocated costs include stock-based compensation and corporate functions (certain advanced research and development, management, finance, legal and human resources) and are included in Corporate and other. Management does not consider unallocated Corporate and other costs in its measurement of segment performance.

        We were originally incorporated in California on May 26, 1966 and reincorporated in Delaware on October 1, 1990.

        Additional information about Coherent, Inc. (referred to herein as the Company, we, our, or Coherent) is available on our web site at www.coherent.com. We make available, free of charge on our web site, access to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission ("SEC"). Information contained on our web site is not part of this annual report or our other filings with the SEC.

INDUSTRY BACKGROUND

        The word "laser" is an acronym for "light amplification by stimulated emission of radiation." A laser emits an intense beam of light with some unique and highly useful properties. Most important, a laser is orders of magnitude brighter than any lamp. This means that the beam can be focused to a very small and intense spot, useful for applications requiring very high power densities including cutting and other materials processing procedures. The laser's high spatial resolution is also useful for microscopic imaging and inspection applications. Laser light can be monochromatic—all the beam energy is confined to a narrow wavelength band. Some lasers also produce highly polarized outputs while other lasers have unique phase properties that can be used to create ultrafast output—a series of pulses with pulse durations as short as tens of femtoseconds (i.e., 10[nc_cad,220]15 seconds).

        There are many types of lasers and one way of classifying them is by the material used to create the lasing action. This can be in the form of a gas, liquid, semiconductor or solid-state crystal. We manufacture all of these types of lasers. Lasers can also be classified by their output wavelength: ultraviolet, visible, infrared or wavelength tunable. We also manufacture all of these laser types. There are also many options in terms of pulsed output versus continuous wave, pulse duration, output power, beam dimensions, etc. In fact, each application has its specific requirements in terms of laser performance. The broad technical depth at Coherent enables us to offer a diverse product line characterized by lasers targeted at growth opportunities and key applications. In all cases, we aim to be the supplier of choice by offering a high-value combination of superior technical performance and high reliability.

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

        Key laser applications include: micro and nanotechnologies; solar cell production; semiconductor inspection; microlithography; measurement, test and repair of electronic circuits; medical and biotechnology; industrial process and quality control; materials processing; imaging and printing; graphic arts display; and, research and development. For example, ultraviolet ("UV") lasers are enabling the trend towards miniaturization, which is a driver of innovation and growth in many markets. The short wavelength of lasers that emit light in the UV spectral region make it possible to produce extremely small structures-with maximum precision—consistent with the latest state-of-the-art technology.

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

APPLICATIONS

        Our products address a broad range of applications that we group into the following markets: Microelectronics, Materials Processing, OEM Components and Instrumentation and Scientific Research and Government Programs. Effective the first quarter of fiscal 2008, we combined the former Graphic Arts and Display market applications into the OEM Components and Instrumentation market applications. Prior period market application information reflects this combination.

Microelectronics

        Nowhere is the trend towards miniaturization more prevalent than in the Microelectronics market where portable music, video and wireless communications technology are driving advances in integrated circuits, power management, and displays. In response to market demands and expectations, semiconductor manufacturers are continually seeking to improve their process and design technologies in order to manufacture smaller, more powerful and more reliable devices with a lower cost per function. New laser applications and new laser technologies in existing applications are in high demand to deliver higher resolution and higher precision at lower manufacturing cost.

        We support four major markets in the microelectronics industry: (1) semiconductor front-end manufacturing, (2) semiconductor assembly, testing and advanced packaging, (3) flat panel display manufacturing, and (4) solar cell production and other emerging processes.

Microelectronics—semiconductor front-end manufacturing

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

Excimer Laser Annealing ("ELA") and Sequential Lateral Solidification

        Several display types require a high-density pattern of silicon Thin Film Transistors ("TFTs"). If this silicon is polycrystalline, the performance is greatly enhanced. In the past, these polysilicon layers could only be produced on expensive thermal glass at high temperatures. However, excimer-based processes, such as ELA and sequential lateral solidification, have allowed high-volume production of low-temperature polysilicon ("LTPS") on conventional glass substrates. Our excimer lasers provide an invaluable solution for both ELA and sequential lateral solidification because they are the only industrial-grade excimers with the high pulse energy these methods require. The current state-of-the-art product for this application is our Lambda SX-C™ laser.

        Our AVIA™ and Diamond™ lasers are also used in other production processes for FPDs. These processes include drilling, cutting, patterning, marking and yield improvement.

Microelectronics—solar cell production and other emerging processes

        Numerous areas of microelectronics can be grouped as "emerging technologies." Some of these are transitioning to volume production in the present timeframe while others are more forward-looking.

        The recent growth and interest in solar cell technology is driving the adoption of laser technology in the manufacturing of solar cells as today's higher fuel costs have led to heightened interest in solar panels. Crystalline solar cell production capacity has been rapidly ramping up in the United States, Germany, Japan, Taiwan & China. Our lasers, such as Avia™, Paladin and Prisma™, are already being used in the production of solar panels for cell isolation and transparent conductive oxide ("TCO") scribing purposes.

Materials Processing

        Lasers are widely accepted today as part of many important industrial manufacturing applications including cutting, welding, joining, drilling, perforating, and marking of metals and nonmetals. We supply high-power lasers for metal processing as well as low-to-medium power lasers for nonmetals processing, precision micromachining and laser marking.

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

OEM Components and Instrumentation

        Instrumentation is one of our more mature commercial applications. Representative applications within this market include flow cytometry, confocal microscopy, high-throughput screening for pharmaceutical discovery, genomic and proteomic analyses, Raman spectroscopy forensics, veterinary science and bio-threat detection. Specifically, our Sapphire™, Compass™ and CUBE™ lasers are used in several bio-instrumentation applications including confocal microscopy, DNA sequencing, flow cytometry and drug discovery. In the medical area, our High Power OPS lasers are enabling a new range of wavelengths for treatment of a number of retinal conditions and our Excimer lasers are the standard used by the majority of companies practicing vision correction. We also support the laser-based instrumentation market with a range of laser-related components, including diode lasers for optical pumping. Some of our OEM component business includes sales to other, less integrated laser manufacturers participating in OEM markets such as materials processing, scientific, and medical.

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

        In another component of this market, our Innova™ ion lasers are used to write data on master disks that are used to mass-produce compact discs and digital videodiscs for consumer use.

Scientific Research and Government Programs

        We are widely recognized as a technology innovator and the scientific market has historically provided an ideal "test market" for our leading-edge innovations. These have included ultrafast lasers, diode-pumped solid-state lasers, continuous-wave ("CW") systems, excimer lasers and water-cooled gas lasers. Many of the innovations and products pioneered in the scientific marketplace have gone onto become commercial successes for both our OEM customers and us.

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

Ultrafast research

        Ultrafast lasers generate pulses as short as few tens of femtoseconds (10[nc_cad,220]15 seconds). These types of lasers allow chemical reactions and other processes to be studied at high temporal resolution. Because of this very short pulse duration, ultrafast lasers also deliver very high peak power, which can be used to generate many exotic effects. Some of these effects are now finding their way into mainstream applications. An example of this is the use of ultrafast pulses for cold micromachining. Our Mira titanium: sapphire (Ti:S) modelocked laser, RegA™ Ti:S high-repetition rate regenerative amplifier, and Mira-OPO synchronously pumped optical parametric oscillator are all examples of ultrafast laser systems used for research applications. Our Legend™ Ti:S regenerative amplifier, Libra™ integrated amplifier and Hidra™ multipass amplifier, are other examples of ultrafast lasers that support these leading-edge applications by producing Gigawatt-level peak powers.

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

FUTURE TRENDS

Microelectronics

        After several years of process development, lasers are now used in mass production applications because these laser-based fabrication and testing methods are faster, deliver superior end products, increase yields, and /or cut production costs. Moreover, we anticipate this trend to continue, driven primarily by the increasing sophistication of consumer electronic goods and their convergence via the internet, resulting in increasing demand for more bandwidth and memory. Although this market is cyclical in nature, and will be affected by the current economic climate, we believe that the future will see an increased adoption of solid-state, CO2 and excimer lasers, as all these lasers enable both next-generation performance improvements and reduced process costs. In particular, we expect future demands in the advanced packaging market to steadily shift towards the use of ultraviolet laser-based tools, as these are the only commercial technologies capable of providing the high spatial resolution critical for next-generation chip-scale and wafer-level packages. Lasers have emerged as an essential technology in the manufacturing of solar cells. We expect that this trend will continue over the next few years as solar cell manufacturing capacity increases.

Materials processing

        The market for low to medium power lasers used in industrial material processing is uncertain in the immediate future; however they represent a cost-effective manufacturing solution for cutting, joining, marking and engraving of non-metal materials. These include marking/coding, flat bed cutting, engraving, as well as the production of capital equipment for apparel and leather goods manufacturing. Several factors are enabling us to gain market share in the materials process market. First, we have developed an expanded portfolio of lasers with a broad spectrum of wavelengths, enabling optimum marking solutions for virtually every metal and non-metal material type. At the same time, the reliability of these products has been achieved at even higher levels, lowering the cost of ownership.

        The acquisition of Nuvonyx in April 2007 provided us an entry into the high-power materials processing market. Combined with our capability in laser diode bars, this acquisition represents both a vertically integrated and more cost effective approach than many applications currently served by fiber lasers.

OEM components and instrumentation

        The instrumentation market is seeing a gradual migration from the use of mature laser technologies, such as water-cooled ion lasers, to new technologies, primarily based on solid-state and semiconductors. Using our unique portfolio of solid-state and semiconductor lasers, and our patented OPS technology, we are able to both assist and stimulate this transition as well as to be the technology of choice for developing applications such as security and clinical diagnostics. These applications are likely to require an increased number of lasers; however, the majority of these activities are still in the research and development stage and we expect only moderate impacts on the laser industry in fiscal 2009, with increases expected in future years. Nevertheless, we anticipate greater future opportunities in microscopy, flow cytometry, lab-on-a-chip, in-vivo medical imaging and DNA sequencing based on our product enhancements and evolving market developments. Our newer laser technologies are the basis of a number of clinical procedures. The area of Photocoagulation where the OPS yellow lasers are being used as the wavelength is particularly suitable for the treatment of blood vessels. In Aesthetic laser surgery, we are an OEM supplier of CO2 lasers to the major manufacturers of Aesthetic equipment used in the latest procedures for skin enhancement

Scientific research and government programs

        The scientific market has been relatively stable in the present unpredictable economic environment. We expect modest growth rates in the scientific research market for fiscal 2009, with applications in ultrashort pulses and in bio-research being the drivers of this anticipated expansion. We anticipate an increasingly competitive market in which we expect to both retain and improve our market share through new product development and maintain our service commitment to this area.

PRODUCTS

        We design, manufacture and market lasers, precision optics and related accessories for a diverse group of customers. The following table shows selected products together with their applications, the markets they serve and the technologies upon which they are based.

Market Application	Application	Products	Technology
Microelectronics	Photomask manufacturing	SabreFreD Innova NovaTex RegA	Frequency doubled Ion Excimer Ultrafast

	Semiconductor inspection and metrology	Vitesse Compass Series Paladin Verdi AZURE, Indigo Sapphire Innova iLine	Ultrafast DPSS DPSS DPSS DPSS OPS Ion

	Trimming and repair	Vector	DPSS

	Advanced packaging and interconnects	Avia Diamond FAP family Paladin Vector Prisma	DPSS CO2 Semiconductor DPSS DPSS DPSS

	Flat panel display (TFT annealing)	LSX-C Avia Diamond	Excimer DPSS CO2

	Solar Cells	Avia Prisma Paladin	DPSS DPSS DPSS

Materials processing	Marking, engraving, cutting and drilling	FAP family Diamond Prisma, Matrix Excistar Avia	Semiconductor CO2 DPSS Excimer DPSS

	Cladding, heat treating and welding	HighLight	Semiconductor

	Rapid prototyping	Avia, Matrix	DPSS

OEM components and instrumentation	Confocal microscopy	Sapphire Compass CUBE	OPS DPSS Laser Diode Module

	Flow cytometry/cell sorting	Innova family Compass Sapphire CUBE	Ion DPSS OPS Laser Diode Module

Market Application	Application	Products	Technology
	DNA sequencing	Compass Sapphire CUBE	DPSS OPS Laser Diode Module

	Drug discovery	Innova family Compass Sapphire CUBE	Ion DPSS OPS Laser Diode Module

	Bio-agent detection	Compass, Avia CUBE	DPSS Laser Diode Module

	Forensics	TracER	OPS

	Laser Doppler velocimetry	Verdi Innova family	DPSS Ion

	Medical (OEM)	Existar,COMPexPro Diode bars Compass Sapphire Gem Innova family	Excimer Semiconductor DPSS OPS CO2 Ion

	Graphic Arts	Single emitter diodes Fiber coupled diodes Diode bars Compass series CUBE Diamond K & G series	Semiconductor Semiconductor Semiconductor DPSS Laser Diode Module CO2

	Display	High Power OPS Innova family	HOPS Ion

Scientific research and government programs	Multi-photon excitation microscopy	Mira, Chameleon	Ultrafast

	Optical pumping for Ultrafast and CW Tunable lasers	Verdi, Evolution	DPSS

	Pollution analysis	COMPexPro	Excimer

	Interferometry and holography	Verdi Innova family	DPSS Ion

	Spectroscopy	Chameleon Indigo Mira, RegA, OPO Legend, OPO MBR, MBD Innova family	Ultrafast DPSS Ultrafast Ultrafast CW Tunable Ion

	Ablation and pulse laser deposition	Excistar, Xantos COMPexPro	Excimer Excimer

	Photochemistry	Legend, Libra	Ultrafast

Market Application	Application	Products	Technology
	Material processing research	Libra COMPexPro	Ultrafast Excimer

	Laser diagnostics and measurement	Modemaster Fieldmaster Labmaster	Diagnostics Diagnostics Diagnostics

        In addition to products we provide, we invest routinely in the core technologies needed to create substantial differentiation for our products in the marketplace. Our semiconductor and crystal facilities all maintain an external customer base providing value-added solutions. We direct significant engineering efforts to producing unique solutions targeted for internal consumption. These investments, once integrated into our broader product portfolio provide our customers with uniquely differentiated solutions and the opportunity to substantially enhance the performance, reliability and capability of the products we offer.

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

Optically Pumped Semiconductor Lasers (OPS)

        Our OPS laser platform is based on a semiconductor chip that is energized or pumped by a semiconductor laser rather than by electricity. This enables the development and production of a new and versatile class of semiconductor lasers. A wide range of wavelengths can be achieved by varying the materials used in this device and doubling the frequency of the laser beam. The OPS is a compact, rugged, high power, single-mode laser. Our frequency doubled blue OPS lasers are all solid-state, continuous-wave devices that are particularly well suited to a wide range of applications including the bio-instrumentation and graphic art markets. In 2008, the range of applications has been extended to retinal photocoagulation where we have developed a laser which will operate in the yellow, particularly suitable for some therapies and also to such areas as entertainment lighting and forensic detection. We also introduced an ultraviolet version of the OPS platform called the Genesis™, which was developed for the bio-instrumentation market. Future versions of the Genesis will scale in power and operate at other wavelengths to support customers in the instrumentation, microelectronics and scientific markets.

Fiber lasers

        In 2008 we launched the first of our products which are based on Fiber laser technology, the Talisker. This is an industrial ultrafast laser system which incorporates fiber laser technologies as a key part of the laser design. The Talisker is a new laser platform based on a Fiber oscillator and Crystal amplifier and illustrative of our strategy of developing and incorporating fiber lasers where they can generate unique and cost effective performance. We expect the Talisker platform will lead to a series of new ultrafast lasers for a number of commercial markets including microelectronics and medical.

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

SALES AND MARKETING

        We market our products domestically through a direct sales force. Our foreign sales are made principally to customers in Europe, Japan and other Asia-Pacific countries. We sell internationally through direct sales personnel located in Japan, South Korea, the United Kingdom, Germany, Italy, Austria, France, Belgium, the Netherlands and the People's Republic of China, as well as through independent representatives in other parts of the world. Foreign sales accounted for 68% of our total net sales in fiscal 2008, fiscal 2007 and fiscal 2006. Sales made to independent representatives and distributors are generally priced in U.S. dollars. A large portion of foreign sales that we make directly to customers are priced in local currencies and are therefore subject to currency exchange fluctuations. Foreign sales are also subject to other normal risks of foreign operations such as protective tariffs, export and import controls and political instability. Our products are broadly distributed and no one customer accounted for more than 10% of total net sales during fiscal 2008, 2007 or 2006.

        We maintain a customer support and field service staff in major markets within the United States, Europe, Japan and other Asia-Pacific countries. This organization works closely with customers, customer groups and independent representatives in servicing equipment, training customers to use our products and exploring additional applications of our technologies.

        We typically provide parts and service warranties on our lasers, laser-based systems, optical and laser components and related accessories and services. Warranties on some of our products and services may be shorter or longer than one year. The weighted average warranty period covered is nearly 15 months. Warranty reserves, as reflected on our consolidated balance sheets, have generally been sufficient to cover product warranty repair and replacement costs.

RESEARCH AND DEVELOPMENT

        We are committed to the development of new products, as well as the improvement and refinement of existing products, including better cost-of-ownership. Our development efforts are focused on designing and developing products, services and solutions that anticipate customers' changing needs and emerging technological trends. Our efforts are also focused on identifying the areas where we believe we can make valuable contributions. Research and development expenditures for fiscal 2008 were $74.3 million, or 12.4% of net sales compared to $74.6 million, or 12.4% of net sales for fiscal 2007, and $73.1 million, or 12.5% of net sales for fiscal 2006. We work closely with customers, both individually and through our sponsored seminars, to develop products to meet customer application and performance needs. In addition, we are working with leading research and educational institutions to develop new photonics-based solutions.

MANUFACTURING

Strategies

        One of our core manufacturing strategies is to tightly control our supply of key parts, components, assemblies and outsourcing partners. We believe this is essential to maintain high quality products and enable rapid development and deployment of new products and technologies.

        Committed to quality and customer satisfaction, we design and produce many of our own components and sub-assemblies in order to retain quality control. We provide customers with 24-hour technical expertise and quality that is ISO certified at our principal manufacturing sites. In June 2003, we transferred our printed circuit board manufacturing activities in Auburn, California, to a global electronics contract manufacturer in Asia. We also completed the restructuring of our CO2 operations, resulting in the consolidation of all CO2 manufacturing operations at our Bloomfield, Connecticut location. In fiscal 2004, Lambda Physik consolidated the manufacturing operations of its German subsidiary into its Göttingen facility. In February 2007, we completed the transfer of production of laser power supplies from Auburn, California to a global electronics contract manufacturer with operations in North America, Asia and Europe. In January 2008 we announced the outsourcing of one of our laser product lines to a contract manufacturer located in Asia and in April 2008, we announced the outsourcing of our laser optics manufacturing to an optics manufacturer located in North America. This outsourcing is expected to be completed by the end of the second quarter of fiscal 2009. The supply from these strategic contract manufacturers is covered by long term supply agreement contracts. During fiscal 2008, we consolidated our German DPSS manufacturing into our Lübeck, Germany site. The transfer was completed in the fourth quarter of fiscal 2008. On October 13, 2008, we announced the consolidation of the remainder of our Munich facility into our Göttingen site. The transfer is scheduled for completion by the end of our third quarter of fiscal 2009.

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

        Raw materials or sub-components required in the manufacturing process are generally available from several sources. However, we currently purchase several key components and materials, including exotic materials and crystals, used in the manufacture of our products from sole source or limited source suppliers. We rely on our own production and design capability to manufacture and specify certain strategic components, crystals, optics and optical systems, semiconductor lasers, lasers and laser-based systems.

        For a discussion of the importance to our business of, and the risks attendant to raw materials sourcing, see "Risk Factors—We depend on sole source or limited source suppliers, both internal and external, for some of our key components and materials, including exotic materials and crystals, in our products, which make us susceptible to supply shortages or price fluctuations that could adversely affect our business" in Item 1A, which is incorporated herein by reference.

Operations

        Our products are manufactured at sites in Santa Clara, San Jose and Auburn, California; Portland, Oregon; East Hanover, New Jersey; Bloomfield, Connecticut; St. Louis, Missouri; Lübeck, Germany; Göttingen, Germany; Glasgow, Scotland; Munich, Germany; and Tampere, Finland. Our ion lasers, a portion our DPSS lasers, semiconductor lasers, and ultrafast scientific lasers are manufactured in Santa Clara and San Jose, California and Glasgow, Scotland. Our CO2 lasers are manufactured in Bloomfield, Connecticut. Our laser instrumentation products and test and measurement equipment are manufactured in Portland, Oregon. We manufacture exotic crystals in East Hanover, New Jersey. We make DPSS lasers at our Santa Clara and Lübeck facilities. Our facility in Tampere, Finland grows the aluminum-free materials that are incorporated into our semiconductor lasers. We make a range of advanced solid-state lasers used in developing applications including scientific research and semiconductor test equipment in Glasgow, Scotland. Our excimer laser products are manufactured in Göttingen and Munich, Germany. In April 2008, we announced the plan to close the Auburn facility by the end of the second quarter of fiscal 2009 and are on track to meet this schedule. In October 2008, we announced a plan to transfer the excimer medical product family from the Munich location to Gottingen and close the Munich facility by the end of the third quarter of fiscal 2009.

INTELLECTUAL PROPERTY

        We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of September 27, 2008, we held approximately 462 U.S. and foreign patents, which expire from 2009 through 2026 (depending on the payment of maintenance fees) and we have approximately 103 additional pending patent applications that have been filed. The issued patents cover various products in all of the major markets that we serve.

        For a discussion of the importance to our business of, and the risks attendant to intellectual property rights, see "Risk Factors—Risks Associated with Our Industry, Our Business and Market Conditions" 'We may not be able to protect our proprietary technology, which could adversely affect our competitive advantage' and 'We may, in the future, initiate claims or litigation against third parties or be subject to claims or litigation from third parties for infringement of our proprietary rights to protect these rights or determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel. Adverse resolution of litigation may harm our operating results or financial condition' in Item 1A, which is incorporated herein by reference.

COMPETITION

        Competition in the various photonics markets in which we provide products is very intense. We compete against a number of companies including Newport Corporation; GSI Group, Inc., which includes the former business of Excel Technology, Inc.; JDS Uniphase Corporation; Rofin-Sinar Technologies, Inc., Trumpf GmbH, IPG Photonics Corporation, and Cymer, Inc., as well as other smaller companies. We compete globally based on our broad product offering, reliability, cost, and performance advantages for the widest range of commercial and scientific research applications. Other considerations by our customers include warranty, global service and support and distribution.

BACKLOG

        At fiscal 2008 year-end, our backlog of orders scheduled for shipment (generally within one year) was $183.5 million compared to $188.4 million at fiscal 2007 and $199.1 million at fiscal 2006 year-ends. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by us has not been significant.

EMPLOYEES

        As of fiscal 2008 year-end, we had 2,149 employees. Approximately 356 of our employees are involved in research and development; 1,238 of our employees are involved in operations, manufacturing, service and quality assurance; and 555 of our employees are involved in sales, marketing, finance, legal and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We consider our relations with our employees to be good.

ACQUISITIONS

        We consummated no acquisitions in fiscal 2008.

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

RESTRUCTURINGS AND CONSOLIDATION

        On April 16, 2008, we announced that we entered into an agreement to sell certain assets of our Auburn Optics manufacturing operation to Research Electro-Optics, Inc. ("REO"), a privately held optics manufacturing and technology company. We also entered into a strategic supply agreement with REO. REO will provide optical manufacturing capabilities for us, including fabrication and coating of optical components. The transition of the optics manufacturing assets from Auburn to REO is expected to be completed no later than the end of the second quarter of fiscal 2009.

        During fiscal 2008, we consolidated our German DPSS manufacturing into our Lübeck, Germany site. The transfer was completed in the fourth quarter of fiscal 2008. On October 13, 2008, we announced the consolidation of the remainder of our Munich facility into our Göttingen site. The transfer is scheduled for completion by the end of our third quarter of fiscal 2009.

        Coupled with our planned exit from our Auburn, California facility, we expect the annual benefits from these two footprint moves will be $8-10 million with the full run-rate savings beginning in July 2009.

        There were no new restructuring activities initiated during fiscal 2007.

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

        We may face potentially increasing complexity in our product designs and procurement operations as we adjust to requirements relating to the materials composition of our products that apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive). We could face significant costs and liabilities in connection with product take-back legislation. The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which make producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products.

        We further discuss the impact of environmental regulation under "Risk Factors—Compliance or the failure to comply with current and future environmental regulations could cause us significant expense."

SEGMENT INFORMATION

        We are organized into two operating segments: Commercial Lasers and Components ("CLC") and Specialty Lasers and Systems ("SLS"). This segmentation reflects the go-to-market strategies for various products and markets. While both segments work to deliver cost-effective photonics solutions, CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC's primary markets include OEM components and instrumentation and materials processing. SLS develops and manufacturers configurable, advanced-performance products largely serving the microelectronics and scientific research markets. The size and complexity of many of the SLS products require service to be performed at the customer site by factory-trained field service engineers. We have identified CLC and SLS as operating segments for which discrete financial information was available. Both units have engineering, marketing, product business management and product line management.

        Financial information relating to segment operations for fiscal years 2008, 2007 and 2006, is set forth in Note 16, "Segment and Geographic Information" of our Notes to Consolidated Financial Statements.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

        Financial information relating to foreign and domestic operations for fiscal years 2008, 2007 and 2006, is set forth in Note 16, "Segment and Geographic Information" of our Notes to Consolidated Financial Statements.

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

        Our net sales and operating results, such as adjusted EBITDA percentage and costs, and our stock price may vary significantly from quarter to quarter and from year to year in the future. In particular we typically experience seasonality in our first fiscal quarter, resulting in lower net sales. We believe a number of factors, many of which are outside of our control, could cause these variations and make them difficult to predict, including:

  •
  general economic uncertainties in the macroeconomic and local economies facing us, our customers and the markets we serve;

  •
  access to applicable credit markets by our customers and their end customers;

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

  •
  delay of achievement of our footprint consolidation effort;

  •
  the rate of market acceptance of our new products;

  •
  the ability of our customers to pay for our products;

  •
  delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

  •
  maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

  •
  our ability to control expenses;

  •
  the level of capital spending of our customers;

  •
  potential excess and/or obsolescence of our inventory;

  •
  costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business;

  •
  stockholder litigation related to our internal investigation of our practices related to historical stock option grants and the related restatement of our consolidated financial statements;

  •
  reevaluation of recovery of goodwill and intangible assets in the event that our stock price declines;

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

        Due to these and other factors, we believe that quarter-to-quarter and year-to-year comparisons of our historical operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below public market analysts' or investors' expectations, which would likely cause the price of our stock to fall. In addition, over the past several years, the stock market has experienced extreme price and volume fluctuations that have affected the stock prices of many technology companies. There has not always been a direct correlation between this volatility and the performance of particular companies subject to these stock price fluctuations. Further, over the last few months, equity markets around the world have significantly fluctuated across most sectors. These factors, as well as general economic and political conditions or investors' concerns regarding the credibility of corporate financial statements, may have a material adverse affect on the market price of our stock in the future.

We are exposed to risks associated with worldwide economic conditions and related uncertainties.

        Increased concerns about credit markets, consumer confidence, economic conditions, volatile corporate profits and reduced capital spending could negatively impact demand for our products. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, as well as effectively manage supply chain relationships in the face of such conditions. Our business could also be impacted by international conflicts, terrorist and military activity, civil unrest and pandemic illness which could cause a slowdown in customer orders or cause customer order cancellations. In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad. Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition and results of operations could suffer.

Our cash and cash equivalents and short-term investments are managed through various banks around the world and the current capital and credit market conditions are extremely volatile, putting pressure on the ability of banks to provide service levels and in some cases to fail, both of which would likely have an adverse affect on our ability to timely access funds.

        The capital and credit markets have been experiencing extreme volatility and disruption. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, as well as pressured the solvency of some financial institutions. These financial institutions, including banks, have had difficulty timely performing regular services and in some cases have failed or otherwise been largely taken over by governments. We maintain our cash, cash equivalents and short-term investments with a number of financial institutions around the world. Should some or all of these financial institutions fail or otherwise be unable to timely perform requested services, we would likely have a limited ability to quickly access our cash deposited with such institutions. If we are unable to quickly access such funds, we may need to increase our use of our existing credit lines or access more expensive credit, if available. If we are unable to access our cash or if we access existing or additional credit or are unable to access additional credit, it could have a negative impact on our operations, including our reported net income.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

        Under accounting principles generally accepted in the United States, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flows projections. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined.

We depend on sole source or limited source suppliers, both internal and external, for some of our key components and materials, including exotic materials and crystals, in our products, which make us susceptible to supply shortages or price fluctuations that could adversely affect our business.

        We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers, both internal and external. Some of these suppliers are relatively small private companies that may discontinue their operations at any time. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions and we do not have guaranteed supply arrangement with many of these suppliers. We may fail to obtain these supplies in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products. We would experience further delays while identifying, evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. Additionally, we are in the process of managing multiple projects moving certain suppliers internally to different locations. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, or our failure to properly manage these moves, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

        We have historically relied exclusively on our own production capability to manufacture certain strategic components, optics and optical systems (which has recently been outsourced to a third party and is in the process of transitioning), crystals, semiconductor lasers, lasers and laser-based systems. Because we manufacture, package and test these components, products and systems at our own facilities, and such components, products and systems are not readily available from other sources, any interruption in manufacturing would adversely affect our business. In addition, our failure to achieve adequate manufacturing yields of these items at our manufacturing facilities may materially and adversely affect our operating results and financial condition.

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

        During fiscal years 2008, 2007 and 2006, our research and development expenses have been in the range of 12% to 13% of net sales. Our future success depends on our ability to anticipate our customers' needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly. If we fail to transfer production processes effectively, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed.

We face risks associated with our foreign sales that could harm our financial condition and results of operations.

        For fiscal years 2008, 2007, and 2006, 68% of our net sales were derived from customers outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. The majority of our foreign sales occur through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign operations and sales are subject to a number of risks, including:

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

We may not be able to protect our proprietary technology which could adversely affect our competitive advantage.

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

We may, in the future, initiate claims or litigation against third parties or be subject to claims or litigation from third parties for infringement of our proprietary rights to protect these rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel. Adverse resolution of litigation may harm our operating results or financial condition.

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

        Competition in the various photonics markets in which we provide products is very intense. We compete against a number of large public and private companies, including Newport Corporation; GSI Group, Inc., which includes the former business of Excel Technology, Inc.; JDS Uniphase Corporation; Rofin-Sinar Technologies, Inc.; Trumpf GmbH; IPG Photonics Corporation; and Cymer, Inc., as well as other smaller companies. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Some of our competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

        Additional competitors may enter the market and we are likely to compete with new companies in the future. We may encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors or customers which determine to develop and produce products for their own use which are competitive to our products. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins and loss of market share. For example, in markets where there are a limited number of customers, such as the microelectronics market, competition is particularly intense.

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

Our increased reliance on contract manufacturing and other outsourcing may adversely impact our financial results and operations due to our decreased control over the performance and timing of certain aspects of our manufacturing.

        Our manufacturing strategy includes partnering with contract manufacturers to outsource non-core subassemblies and less complex turnkey products, including some performed at international sites located in Asia and Eastern Europe. Additionally, we are in the process of outsourcing the manufacture of certain of our optics components to a third party. Our ability to resume internal manufacturing operations for certain products and components in a timely manner may be eliminated. The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products. Our financial condition or results of operation could be adversely impacted if any contract manufacturer is unable for any reason, including as a result of the impact of current worldwide economic conditions, to meet our cost, quality, performance, and availability standards. We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations.

If we fail to effectively manage our footprint consolidation effort, our business could be disrupted, which could harm our operating results.

        We have previously announced our intent to reduce our global operating footprint, including the closing of our Auburn, California and Munich, Germany operations. If we are not able to effectively transition the business activities from one site to another it could have an adverse impact on our results of operations.

If we fail to manage our growth or, alternatively, our spending during downturns, effectively, our business could be disrupted, which could harm our operating results.

        Our ability to successfully offer our products and implement our business plan in evolving markets requires an effective planning and management process. In economic downturns, we must effectively manage our spending and operations to ensure our position during the downturn as well as for future opportunity when the economy improves. The failure to effectively manage our spending and operations could disrupt our business and harm our operating results. The growth in sales, combined with the challenges of managing geographically-dispersed operations, has placed a significant strain on our management systems and resources, and our anticipated growth in future operations could continue to place such a strain. The failure to effectively manage our growth could disrupt our business and harm our operating results.

Historically, acquisitions have been an important element of our strategy. However, we may not find suitable acquisition candidates in the future and we may not be able to successfully integrate and manage acquired businesses. Any acquisitions we make could disrupt our business and harm our financial condition.

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

Acquisitions also involve numerous risks, including:

  •
  problems combining the acquired operations, technologies or products;

  •
  an inability to realize expected operating efficiencies or product integration benefits;

  •
  difficulties in coordinating geographically separated organizations, systems and facilities;

  •
  writing off goodwill or other intangible assets;

  •
  unanticipated costs or liabilities, including the costs associated with improving the internal controls of the acquired company;

  •
  diversion of management's attention from our core businesses;

  •
  adverse effects on existing business relationships with suppliers and customers;

  •
  potential loss of key employees, particularly those of the purchased organizations;

  •
  incurring unforeseen obligations or liabilities in connection with acquisitions; and

  •
  the failure to complete acquisitions even after signing definitive agreements which, among other things, would result in the expensing of potentially significant professional fees and other charges in the period in which the acquisition or negotiations are terminated.

        We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future or achieve the anticipated benefits of such transactions, which may harm our business.

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

        From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive ("RoHS") and the Waste Electrical and Electronic Equipment Directive ("WEEE") enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation that has been or is in the process of being enacted in Japan, China, Korea and various states of the United States may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These redesigns or alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. We believe we comply with all such legislation where our products are sold and we will continue to monitor these laws and the regulations being adopted under them to determine our responsibilities. In addition, we are monitoring legislation relating to the reduction of carbon emissions from industrial operations to determine whether we may be required to incur any additional material costs or expenses associated with our operations. We are not currently aware of any such material costs or expenses. Our failure to comply with any of the foregoing regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in the United States and foreign countries.

If our facilities or those of our suppliers and contract manufacturers were to experience catastrophic loss, our operations would be seriously harmed.

        Our facilities and those of our suppliers and contract manufacturers could be subject to a catastrophic loss from fire, flood, earthquake, work stoppages, acts of war, energy shortages, other natural disasters or terrorist activity. A substantial portion of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Santa Clara, California, an area with a history of seismic events. Any such loss at any of our facilities could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. While we have obtained insurance to cover most potential losses, after reviewing the costs and limitations associated with earthquake insurance, we have decided not to procure such insurance. We believe that this decision is consistent with decisions reached by numerous other companies located nearby. We cannot assure you that our existing insurance coverage will be adequate against all other possible losses.

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

        We are subject to Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a merger, asset or stock sale or other transaction with an interested stockholder for a period of three years following the date such person became an interested stockholder, unless prior approval of our board of directors is obtained or as otherwise provided. These provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us without obtaining the prior approval of our board of directors, which may cause the market price of our common stock to decline. In addition, we have adopted a change of control severance plan, which provides for the payment of a cash severance benefit to each eligible employee based on the employee's position. If a change of control occurs, our successor or acquirer will be required to assume and agree to perform all of our obligations under the change of control severance plan.

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

We could incur tax liabilities under Section 409A of the Internal Revenue Code and other tax penalties

        As a result of our investigation into our historical stock option granting practices, we have determined that a number of our outstanding stock option awards were granted at exercise prices below the fair market value of our stock on the appropriate accounting measurement date. The primary adverse tax consequence is that the re-measured options vesting after December 31, 2004, or options that are materially modified after October 3, 2004, are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law or foreign law). Option holders who hold options which are determined to have been granted with exercise prices below the fair market value of the underlying shares of common stock on the appropriate measurement date would be subject to taxes, penalties and interest under Section 409A if no action is taken to cure the options from exposure under Section 409A before December 31, 2008. We took action in fiscal year 2008 to cure certain options from exposure under Section 409A. There can be no assurance that such action cured all potential circumstances in which Section 409A would apply. Should it be found that excise taxes under Section 409A apply to option holders subsequent to our ability to cure the options from exposure to Section 409A, and we decide to reimburse option holders for such taxes, our results of operations may be materially adversely affected.

        Also as a result of our investigation into our historical stock option granting practices, we have determined that certain payroll taxes, interest and penalties apply under various sections of the Internal Revenue Code, various state tax statutes, and tax statutes in various foreign jurisdictions. We have reviewed these potential liabilities and accrued the estimated probable amount of the liability. There can be no assurance that Coherent's accruals covered all potential circumstances in which additional payroll taxes, interest and penalties would apply. Should it be found that additional payroll taxes, interest and penalties would apply, our results of operations may be materially adversely affected.

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

        For our fiscal years 2008, 2007 and 2006, our research and development costs were $74.3 million (12.4% of net sales), $74.6 million (12.4% of net sales) and $73.1 million (12.5% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

        In connection with our historical stock option practices and resulting restatement, three derivative actions were filed against certain of our current and former directors and officers purporting to assert claims on the Company's behalf, which were consolidated into a single action. Please see Part II, Item 1 "Legal Proceedings." There may be additional lawsuits of this nature filed in the future. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, there could be a material adverse effect on our business, financial condition and results of operations.

        Our insurance coverage will not cover our total liabilities and expenses in these lawsuits, in part because we have a significant retention on certain aspects of the coverage. In addition, subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices and the related litigation. We currently hold insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in some or all of these matters. Furthermore, the insurers may seek to deny or limit coverage in some or all of these matters, in which case we may have to self-fund all or a substantial portion of our indemnification obligations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2.    PROPERTIES

        Our corporate headquarters is located in Santa Clara, California. At fiscal 2008 year end, our primary locations were as follows (all square footage is approximate) (unless otherwise indicated, each property is utilized jointly by our two segments):

	Description	Use	Term
Santa Clara, CA	8.5 acres of land, 200,000 square foot building	Corporate headquarters, manufacturing, R&D	Owned
Santa Clara, CA(3)	90,120 square foot building	Office, manufacturing	Leased through April 2015
San Jose, CA(1)(3)	55,968 square foot building	Office, manufacturing	Leased through February 2009
Auburn, CA(1)(3)	80,000 square foot building	Office, manufacturing	Month to month lease
Bloomfield, CT(1)	64,945 square-foot building	Office, manufacturing	Lease expiring in April 2013
East Hanover, NJ(1)	30,000 square foot building	Office, manufacturing	Leased through October 2011
Bridgeton, MO(1)	20,176 square foot building	Office, manufacturing	Leased through September 2009
Portland, OR(1)	33,040 square foot building	Office, manufacturing	Leased through January 2009
Portland, OR(1)	41,250 square foot building	Office, manufacturing	Leased through December 2018, will occupy in January 2009
Tampere, Finland(1)(3)	5 acres of land, 40,970 square foot building	Office, manufacturing	Owned
Dieburg, Germany	31,306 square foot building	Office	Leased through December 2012
Göttingen, Germany(2)	7.6 acres of land, several buildings totaling 119,500 square feet	Office, manufacturing	Owned
Lübeck, Germany(1)	38,815 square foot building	Office, manufacturing	Leased through December 2010
Lübeck, Germany(1)	31,115 square foot building	Office, manufacturing	Leased through December 2011 with option to purchase building
Munich, Germany(2)(3)	58,449 square-foot building	Office, manufacturing	Leased through December 2010
Tokyo, Japan	17,602 square foot building	Office	Leased through April 2009
Yokohama, Japan	5,813 square-foot building	Office	Leased through October 2010
Glasgow, Scotland(2)	2 acres of land, 30,000 square foot building	Office, manufacturing	Owned

(1)
This facility is utilized primarily by our CLC operating segment.

(2)
This facility is utilized primarily by our SLS operating segment.

(3)
Portions of this property are not fully utilized.

        We maintain other sales and service offices under varying leases expiring from 2009 through 2019 in the United States, Japan, Korea, China, Germany, France, Italy, the United Kingdom and the Netherlands.

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

SEC Inquiry

        In 2006, the Company was advised that the San Francisco District Office of the Securities and Exchange Commission was conducting an informal inquiry relating to the Company's past granting of stock options. In July 2008 the Company was formally notified by the Securities and Exchange Commission that its investigation had been terminated and that it will not recommend any enforcement action.

Income Tax Audits

        The IRS is conducting an audit of our 2003 and 2004 tax returns. The IRS has issued a number of Notices of Proposed Adjustments ("NOPAs") to these returns. Among other items, the IRS has challenged our research and development credits and our extraterritorial income ("ETI") exclusion. We have agreed to the various adjustments proposed by the IRS and we believe that we have adequately provided for these exposures and any other items identified by the IRS as a result of the audit of these tax years. As part of its audit of our 2003 and 2004 tax years, the IRS has requested information related to our stock option investigation and we will comply with this request and address any issues that are raised in a timely manner. The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns.

        The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We received a NOPA from the IRS in October 2008 to decrease the amount of research and development credits generated in years 2000 and 2001. We will respond to this NOPA and intend to dispute the adjustment with the IRS through the appeals process available to us. While we believe that we have adequately provided for any adjustments related to these credits that may be determined under the IRS appeals process, there exists the possibility of a material adverse impact on our results of operations in the event that this issue is resolved unfavorably to us.

        The German tax authorities are conducting an audit of our subsidiary in Göttingen and its affiliates for the tax years 1999 through 2005. We believe that we have adequately provided for any adjustments that may be proposed by the German tax authorities.

Other Matters

        As previously disclosed, the Company's proposed acquisition of Excel Technology, Inc. ("Excel") was the subject of a prohibition decision issued by the German Federal Cartel Office ("FCO") in October 2006. While the agreement under which the Company was to acquire Excel was terminated, the Company is currently appealing the FCO's prohibition order to the appellate court in Germany. Subsequent to the appeal being filed, Excel was acquired by GSI Group, Inc. That acquisition has not terminated the appeal which is still pending.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is quoted on the NASDAQ Global Market under the symbol "COHR." Our common stock was de-listed on December 19, 2007 and traded on the over-the-counter market on the Pink Sheets under the symbol "COHR.PK." until it was re-listed on the Nasdaq Global Select Market on February 14, 2008. The following table sets forth the high and low sales prices for each quarterly period during the past two fiscal years as reported on the Nasdaq Global Select Market, its predecessor, the Nasdaq National Market or the over-the-counter market.

	Fiscal
	2008		2007
	High	Low	High	Low
First quarter	$33.38	$24.61	$36.95	$30.20
Second quarter	$29.05	$22.10	$32.01	$28.84
Third quarter	$34.15	$27.36	$32.64	$28.92
Fourth quarter	$38.50	$29.08	$32.89	$27.15

        The number of stockholders of record as of November 10, 2008 was 1,238. No cash dividends have been declared or paid since Coherent was founded and we have no present intention to declare or pay cash dividends.

        In February 2008, the Board of Directors authorized the Company to repurchase up to $225 million of its common stock through a modified "Dutch Auction" tender offer and an additional $25 million of its common stock, following the completion or termination of the tender offer, under its stock repurchase program, terminating no later than February 11, 2009. On March 17, 2008, we completed our tender offer, repurchased and retired 7,972,313 shares of outstanding common stock for a total of $228.2 million. The repurchases were accounted for as a reduction in additional paid in capital.

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

 COMPANY STOCK PRICE PERFORMANCE

        The following graph shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from September 27, 2003 through September 27, 2008 comparing the return on our common stock with the Standard & Poors 500 Stock Index, the Standard and Poors Electronic Equipment and Instruments Index and the Standard and Poors Small Cap 600 Stock Index. No dividends have been declared or paid on our common stock during such period. The stock price performance shown on the following graph is not necessarily indicative of future price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG COHERENT, INC.,
THE S&P 500 INDEX, THE S&P 500 ELECTRONICS EQUIPMENT& INSTRUMENTS INDEX AND THE S&P SMALL CAP 600 INDEX

		INDEXED RETURNS
	Base Period	Years Ending
Company / Index	9/27/03	10/2/04	10/1/05	9/30/06	9/29/07	9/27/08
Coherent, Inc.	100	107.11	120.30	142.40	131.80	143.76
S&P 500 Index	100	115.50	127.71	141.49	164.75	128.56
S&P 500 Electronic Equipment & Instruments Index	100	115.23	135.21	146.77	168.13	143.90
S&P SmallCap 600 Index	100	128.07	152.15	163.04	187.38	161.49

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

        We derived the selected consolidated financial data as of fiscal 2008 and 2007 year-end and for fiscal 2008, 2007 and 2006 from our audited consolidated financial statements, and accompanying notes, contained in this annual report. The consolidated statements of operations data for fiscal 2005 and 2004 and the consolidated balance sheet data as of fiscal 2006, 2005 and 2004 year-end are derived from our consolidated financial statements which are not included in this report.

Consolidated financial data	Fiscal 2008(1)	Fiscal 2007(2)	Fiscal 2006(3)	Fiscal 2005(4)	Fiscal 2004(5)
	(in thousands, except per share data)
Net sales	$599,262	$601,153	$584,652	$516,252	$494,954
Gross profit	$251,906	$250,008	$256,113	$217,693	$207,769
Net income	$23,403	$15,951	$45,394	$38,414	$16,951
Net income per share(6):
Basic	$0.85	$0.51	$1.47	$1.25	$0.56
Diluted	$0.83	$0.50	$1.44	$1.23	$0.55
Shares used in computation(6):
Basic	27,505	31,398	30,973	30,756	30,179
Diluted	28,054	32,024	31,567	31,224	30,494
Total assets	$806,383	$947,600	$1,082,524	$800,830	$760,668
Long-term obligations	$15	$21	$201,023	$—	$14,215
Other long-term liabilities	$94,606	$47,848	$37,419	$48,734	$46,542
Minority interest in subsidiaries	$—	$—	$—	$—	$5,402
Stockholders' equity	$598,435	$770,986	$717,504	$639,670	$588,704

(1)
Includes $5.5 million in after-tax costs related to our stock option investigation and litigation, restructuring expenses of $3.9 million after-tax related to the exit of our Auburn, California facility, the consolidation of our German DPSS manufacturing into one location in Germany and headcount reductions due to the evolving global economic situation, and a tax charge of $1.4 million in connection with a dividend from one of our European subsidiaries

(2)
Includes a $12.6 million loss on our sale of our Auburn campus in Auburn, California, $7.0 million in after-tax costs related to our stock option investigation and litigation, a $2.6 million after-tax charge to write off unamortized capitalized deferred issuance costs associated with our repayment of our convertible subordinated notes, a charge of $2.2 million for IPR&D related to our purchase of Nuvonyx, $0.2 million after-tax costs related to the termination of the Excel merger agreement, a $3.6 million capital gain on the sale of our Condensa building in Santa Clara, California, and a $0.7 million after-tax gain from the sale of substantially all of the net assets of our Coherent Imaging Optics Limited (CIOL) subsidiary to CVI Laser.

(3)
Includes a $11.7 million tax benefit primarily resulting from the consolidation of two wholly owned Japanese entities in which the income of one of the Japanese subsidiaries and a portion of the income of its German parent that were previously treated as permanently reinvested were deemed distributed to the U.S. and the income and the associated tax credits were reported for U.S. tax purposes, a $3.5 million after-tax charge for acquisition related costs from the terminated merger agreement with Excel, an additional $1.5 million after tax in purchase price and related legal and other fees associated with the acquisition of the remaining interest of our Lambda Physik subsidiary, $0.6 million after-tax Excel pre-merger integration related costs, a facility closure charge of $0.4 million after tax and an after tax IPR&D charge of $0.4 million associated with the purchase of the assets of Iolon in the first quarter of fiscal 2006.

(4)
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

KEY PERFORMANCE INDICATORS

        The following is a summary of some of the quantitative performance indicators (as defined below) used to assess our results of operations and financial condition:

	Fiscal
	2008	2007	2006
	(Dollars in thousands)
Bookings	$594,049	$591,039	$583,790
Net Sales—Commercial Lasers and Components	$285,239	$290,017	$272,068
Net Sales—Specialty Lasers and Systems	$313,923	$309,467	$311,058
Gross Profit as a Percentage of Net Sales—Commercial Lasers and Components	41.8%	43.3%	43.3%
Gross Profit as a Percentage of Net Sales—Specialty Lasers and Systems	42.8%	40.6%	44.9%
Research and Development as a Percentage of Net Sales	12.4%	12.4%	12.5%
Income Before Income Taxes	$37,287	$28,923	$46,181
Cash Provided by Operating Activities	$68,362	$66,619	$78,782
Days Sales Outstanding in Receivables	58.0	61.3	68.6
Days Sales Outstanding in Inventories	72.4	67.6	62.5
Capital Spending as a Percentage of Net Sales	3.8%	3.6%	3.0%

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

        Fiscal 2008 bookings increased 0.5% from fiscal 2007. Increases in fiscal 2008 bookings, compared to fiscal 2007, in the microelectronics and scientific and government programs markets were partially offset by decreases in the OEM components and material processing markets. Fiscal 2007 bookings increased 1.2% from fiscal 2006. Increases in fiscal 2007 bookings, compared to fiscal 2006, in the OEM components and material processing markets were partially offset by decreases in the microelectronics and scientific and government programs markets.

Microelectronics

        Over the past year, our microelectronics business has performed well, with an increase of 9% from fiscal 2007. Our sustainability is partly due to the fact that our products are used to manufacture devices such as I-Phones®, HDTV's and solar cells, all of which have enjoyed strong consumer demand. We have also benefitted from our ability to provide lasers with superior reliability and performance into a broad array of applications. However, the ongoing credit crisis and resulting impact on macroeconomic conditions is impacting our customers in two ways: consumer spending on high-end electronics is declining and commercial end users are having difficulty funding expansion through the credit markets. We expect these factors will lead our customers to maintain a very conservative posture which will result in orders being closely linked to end user deliveries and inventories being minimized. We cannot predict when an economic recovery will begin. In the meantime, we will remain focused on customer alignment, continue to develop highly-differentiated products albeit on evolving timelines and continue to drive operational efficiency.

        Orders from semiconductor capital equipment ("semi cap") applications in the fourth quarter of fiscal 2008 were flat compared to the third quarter of fiscal 2008, with the ratio of new system orders also advancing from the third quarter of fiscal 2008. While these are positive developments, the semi cap outlook seems to weaken with each passing week. Recent design wins may provide us with some insulation, but this market is expected to struggle in fiscal 2009.

        Bookings for lasers used in advanced packaging were down significantly in the fourth quarter of fiscal 2008 from the preceding quarter as global demand for smart phones eased. Credit issues have been particularly troublesome to commercial end customers in this submarket given their relatively thin operating margins and high capital needs. We expect our customers to be very focused on cash preservation during this downturn.

        Orders for flat panel display manufacturing slowed following a very strong third quarter of fiscal 2008 and were roughly balanced between new systems and service. The most significant development is that the new system orders were for organic light emitting diode ("OLED") production tools. This suggests that excimer laser annealing ("ELA") is currently winning against other schemes such as solid-phase crystallization ("SPC"). We expect future investments in capacity expansion will be dependent on a recovery in consumer spending.

        Bookings for solar cell manufacturing remained strong in the fourth quarter of fiscal 2008. We are delighted by this trend, but must caution that the dual effect of lower energy prices and tight credit may slow investments for small, developing accounts. Nonetheless, higher conversion efficiencies and manufacturing yields are pushing down the breakeven point for solar power versus fossil fuels. In addition, recent initiatives and ballot measures reinforce that governments and individuals remain committed to clean, renewable energy. We maintain a positive outlook on this opportunity.

Scientific and Government Programs

        For fiscal 2008, orders were up 13% compared to fiscal 2007. We believe these growth rates are outpacing the overall scientific market and reflect the strength of our updated product portfolio. Based on historical trends, we believe the scientific research market should be less susceptible to the pressures facing industrial markets. As a perceived safe haven, it is likely to garner more attention from competitors seeking to support their top line. Product differentiation, sustainability and service support are critical competitive factors.

        Fourth quarter fiscal 2008 bookings benefitted from record orders for the Micra™ and Mantis™ single-box ultrafast seed lasers and very strong ultrafast amplifier demand. Chameleon™ orders slowed from previous highs, but we anticipate increased adoption via the introduction of the Chameleon™ Vision™. Launched in August 2008, the Vision™ is designed to provide brighter images and deeper penetration in multiphoton microscopy. The Vision™ uses pre-compensation technology to counteract dispersion effects and ensure minimum pulse length at the biological sample being imaged. The Vision™ is the most compact, powerful (2.5W) and widely tunable (680-1080 nm) system available. It can also compensate for the widest range of microscope dispersion (up to 47,000 fs2). The Vision™ closes one of the few remaining gaps in our scientific product lineup.

OEM Components and Instrumentation

        For fiscal 2008, orders decreased 8% compared to fiscal 2007. When adjusted for the sale of the imaging optics business in September 2007, orders increased slightly from the prior year.

        Orders in the fourth quarter of fiscal 2008 were slower than anticipated as customers tried to gauge the impact of macroeconomic events upon their businesses. In very general terms, the instrumentation and components segment is composed of customers in analytical instrumentation and medical therapeutics. Instrumentation encompasses applications such as DNA sequencing and flow cytometry, which are generally covered by insurance. As such, they usually sustain sales well through broader economic downturns. We anticipate that instrumentation customers will change their ordering patterns to smaller, more frequent purchases rather than annual or semi-annual orders as a means to more tightly control inventory. Therapeutic applications include skin resurfacing, hair removal and refractive and non-refractive ophthalmic procedures, which are partially dependent upon discretionary spending. A cautionary view suggests this submarket would trend with the macroeconomy, although some of our customers have expressed more solid outlooks particularly in refractive surgery.

        Instrumentation orders in the fourth quarter of fiscal 2008 were up significantly compared to the third quarter of fiscal 2008, bolstered by strong bookings for the Genesis™ UV OPS laser. New products based on the Genesis™ platform, which will provide power scaling as well as other wavelengths, are being readied for market release in January 2009.

        Although orders for medical OEM lasers in the fourth quarter of fiscal 2008 were seasonally down, we continue to build a solid beachhead for OPS lasers in non-refractive ophthalmology. The drivers for OPS adoption are the availability of unique wavelengths, optical efficiency and package size.

Materials Processing

        Materials processing orders decreased 13% from fiscal 2007. In the fourth quarter of fiscal 2008, a customer pushed out approximately $3.3 million of deliveries and was unable to provide new call-off dates. In accordance with our internal policies, these orders were shifted to unscheduled backlog, thereby decreasing bookings for the quarter and the year by the same amount. As a result, new bookings for the quarter were $19.7 million.

        The top-level bookings do not accurately portray the underlying market dynamics. Several applications including marking and engraving for product security, traceability and serialization have held up as have high-power markets in cladding, heat treating and welding. The two application areas that have shown weakness are textile manufacturing and converting, presumably due to greater dependence on consumer spending and credit facilities.

Net Sales

        Net sales include sales of lasers, precision optics, related accessories and service contracts. Net sales for fiscal 2008 decreased 0.3% from fiscal 2007. Net sales for fiscal 2007 increased 2.8% from fiscal 2006. For a more complete description of the reasons for changes in net sales refer to the "Results of Operations" section below.

Gross Profit as a Percentage of Net Sales

        Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage for CLC decreased to 41.8% in fiscal 2008 but remained flat at 43.3% in fiscal 2007 from fiscal 2006. Gross profit percentage for SLS increased to 42.8% in fiscal 2008 from 40.6% in fiscal 2007, but decreased from 44.9% in fiscal 2006 to 40.6% in fiscal 2007. For a more complete description of the reasons for changes in gross profit refer to the "Results of Operations" section below.

Research and Development as a Percentage of Net Sales

        Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage remained flat at 12.4% in fiscal 2008 from fiscal 2007 and decreased slightly in fiscal 2007 to 12.4% from 12.5% in fiscal 2006. For a more complete description of the reasons for changes in R&D percentage refer to the "Results of Operations" section below.

Net Cash Provided by Operating Activities

        Net cash provided by operating activities shown on our Consolidated Statements of Cash Flows primarily represents the excess of cash collected from billings to our customers and other receipts over cash paid to our vendors for expenses and inventory purchases to run our business. This amount represents cash generated by current operations to pay for equipment, technology, and other investing activities, to repay debt, fund acquisitions, repurchase our common stock and for other financing purposes. We believe this is an important performance indicator because cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth. We believe generating positive cash from operations is an indication that our products are achieving a high level of customer satisfaction and we are appropriately monitoring our expenses, inventory levels and cash collection efforts. For a more complete description of the reasons for changes in Net Cash Provided by Operating Activities refer to the "Liquidity and Capital Resources" section below.

Days Sales Outstanding in Receivables

        We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 360 days for years. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more cash flow available. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business. Our DSO in receivables for fiscal 2008 decreased 3.3 days from fiscal 2007 to 58.0 days. The decrease in DSO in receivables is primarily due to improvements in collections in the U.S. and Asia.

Days Sales Outstanding in Inventories

        We calculate DSO in inventories as net inventories at the end of the period divided by net sales of the period and then multiplied by the number of days in the period, using 360 days for years. This indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more cash flow available. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in inventories for fiscal 2008 increased 4.8 days from fiscal 2007 to 72.4 days. The deterioration in DSO in inventories is primarily due to inventory increases in preparation for product outsourcing and manufacturing consolidation, lower revenues in the fourth quarter of fiscal 2008 and the sale of substantially all of the assets of Coherent Imaging Optics Limited ("CIOL") in the fourth quarter of fiscal 2007, partially offset by the impact of foreign exchange rates (1.9 days).

Capital Spending as a Percentage of Net Sales

        Capital spending as a percentage of net sales ("capital spending percentage") is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology. Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased from 3.6% in fiscal 2007 to 3.8% in fiscal 2008 and increased from 3.0% in fiscal 2006 to 3.6% in fiscal 2007. The fiscal 2008 and fiscal 2007 increases were primarily due to building improvements, information technology expenditures and purchases of production-related assets. We anticipate that capital spending for fiscal 2009 will be approximately 4.0% of net sales.

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

        On December 15, 2006, we received a letter from U.S. Bank National Association stating that we were in default on our convertible notes as a result of our failure to file our annual report for fiscal 2006 with the SEC. We did not cure the default within 60 days. On August 17, 2007, we received a letter from U.S. Bank National Association declaring the principal amount and accrued and unpaid interest, plus additional interest under the notes, to be immediately due and payable. The amount due and payable under the convertible notes including interest was $202,984,067, which we paid on August 21, 2007.

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

        In September 2007, we sold substantially all of the net assets of our U.K. subsidiary, Coherent Imaging Optics Limited (CIOL), to CVI Laser (CVI) for $6.5 million, resulting in an after-tax gain on the sale of $0.7 million. In September 2007, we sold our Condensa building in Santa Clara, California for approximately $24.8 million, resulting in a capital gain of approximately $3.6 million in the fourth quarter of fiscal 2007. In September 2007, we also sold our Auburn campus in Auburn, California, for approximately $9.8 million, resulting in a loss of approximately $12.6 million in the fourth quarter of fiscal 2007. We have not recognized any tax benefit on the net loss of $9.0 million generated by the Condensa and Auburn transactions since it is not considered realizable. See Note 15 "Income Taxes" in the notes to the Consolidated Financial Statements.

        On February 12, 2008, the Company announced that the Board of Directors had authorized the Company to repurchase up to $225 million of its common stock through a modified "Dutch Auction" tender offer and an additional $25 million of its common stock, following the completion or termination of the tender offer, under its stock repurchase program, terminating no later than February 11, 2009. On March 17, 2008, we completed our tender offer and repurchased and retired 7,972,313 shares of outstanding common stock at a price of $28.50 per share for a total of $228.2 million, including expenses. Such repurchases were accounted for as a reduction in additional paid in capital.

        Effective March 31, 2008, we entered into a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2010. Our Union Bank of California agreement is subject to covenants related to financial ratios and tangible net worth.

        On April 16, 2008, we announced that we entered into an agreement to sell certain assets of our Auburn Optics manufacturing operation to Research Electro-Optics, Inc. ("REO"), a privately held optics manufacturing and technology company. We also entered into a strategic supply agreement with REO. REO will provide optical manufacturing capabilities for us, including fabrication and coating of optical components. The transition of the optics manufacturing assets from Auburn to REO is expected to be completed no later than the end of the second quarter of fiscal 2009. During the third and fourth quarters of fiscal 2008, we recorded $1.7 million and $2.0 million, respectively, of costs related to the transition.

        In April 2008, we initiated a tender offer related to certain discount options discovered during our voluntary review of our historical stock option practices. Discount options are options with an exercise price that is less than the fair market value of the shares underlying the option at the time of grant. The discounted options included in this offer were certain options which vested after December 31, 2004. During the tender offer period, employees had the ability to amend the exercise price per share for eligible options to the fair market value of the underlying option as of the measurement date of that option, and receive a cash payment for the difference between the discounted share price and the amended share price. This amendment was designed to allow holders of discount options to avoid certain adverse tax consequences associated with discount options. The offer expired on May 9, 2008. There were approximately 0.5 million options amended. The incremental stock compensation expense resulting from the offer was $0.4 million which was recognized immediately as all eligible options were fully vested.

        On June 30, 2008 we sold our interest in LTB Lasertechnik in Berlin GmbH, a German company for approximately $1.0 million, resulting in a gain of approximately $1.0 million which is reported in other income in the fourth quarter of fiscal 2008.

        On July 10, 2008, the SEC formally notified us that its investigation of our historical stock option granting practices has been terminated and that it will not recommend any enforcement action.

RESULTS OF OPERATIONS—FISCAL 2008, 2007 AND 2006

        Fiscal 2008, 2007 and 2006 all included 52 weeks.

Consolidated Summary

        The following table sets forth, for the years indicated, the percentage of total net sales represented by the line items reflected in our consolidated statement of operations:

	Fiscal
	2008	2007	2006
	(As a percentage of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.0%	58.4%	56.2%

Gross profit	42.0%	41.6%	43.8%

Operating expenses:
Research and development	12.4%	12.4%	12.5%
In-process research and development	—%	0.4%	0.1%
Selling, general and administrative	24.5%	25.6%	22.7%
Restructuring and other charges (recoveries)	—%	—%	—%
Acquisition-related expenses	—%	—%	1.0%
Amortization of intangible assets	1.4%	1.4%	1.6%

Total operating expenses	38.3%	39.8%	37.9%

Income from operations	3.7%	1.8%	5.9%
Other income (expense):
Interest and dividend income	1.8%	3.8%	2.6%
Interest expense	—%	(1.8)%	(0.8)%
Other—net	0.7%	1.0%	0.2%

Total other income, net	2.5%	3.0%	2.0%

Income before income taxes	6.2%	4.8%	7.9%
Provision for income taxes	2.3%	2.1%	0.1%

Net income	3.9%	2.7%	7.8%

        Refer to Item 6 "Selected Financial Data" for a description of significant events that impacted the results of operations for fiscal years 2008, 2007 and 2006.

Net Sales

Market Application

        The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$206,256	34.4%	$210,765	35.0%	$219,250	37.5%
OEM components and instrumentation	173,835	29.0%	174,115	29.0%	174,024	29.8%
Materials processing	94,171	15.7%	95,415	15.9%	76,862	13.1%
Scientific and government programs	125,000	20.9%	120,858	20.1%	114,516	19.6%

Total	$599,262	100.0%	$601,153	100.0%	$584,652	100.0%

        During fiscal 2008, net sales decreased by $1.9 million, or less than 1%, compared to fiscal 2007, including an increase of $22.1 million due to the impact of foreign currency exchange rates. The decrease was a result of decreased sales volumes in the microelectronics, materials processing and OEM components and instrumentation markets, partially offset by increases in the scientific and government programs market. Microelectronics sales decreased $4.5 million, or 2%, primarily due to lower sales in the flat panel display market and lower sales for semiconductor applications, partially offset by higher sales in advanced packaging and solar applications. The decrease in the materials processing market of $1.2 million, or 1%, during fiscal 2008 was primarily due to lower sales in textile processing applications partially offset by higher commercial laser shipments for marking applications. The decrease in the OEM components and instrumentation market of $0.3 million during fiscal 2008 was primarily due to the sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007, partially offset by higher sales for medical and bioinstrumentation applications, including revenues contributed by Nuvonyx (acquired in April 2007). Scientific and government program sales increased $4.1 million, or 3%, due to higher demand for pumping, measuring and advanced research applications used by university and government research groups.

        During fiscal 2007, net sales increased by $16.5 million, or 3%, compared to fiscal 2006, including an increase of $8.5 million due to the impact of foreign currency exchange rates. The increase was a result of increased sales volumes in the materials processing, scientific and government programs and OEM components and instrumentation markets, partially offset by decreases in the microelectronics market. Material processing revenues increased $18.6 million, or 24%, due to higher commercial laser shipments for non-metal cutting and marking applications. Scientific and government program sales increased $6.3 million, or 6%, due to higher demand for pumping, measuring and advanced research applications used by university and government research groups. The increase in the OEM components and instrumentation market of $0.1 million during fiscal 2007 was primarily due to higher sales for medical and bioinstrumentation applications, including $3.4 million in revenues contributed by Nuvonyx, acquired in the third quarter of fiscal 2007 offset by decreases in graphic arts and display sales due to lower individually addressable semiconductor bar shipments for reprographics applications. Microelectronics sales decreased $8.5 million, or 4%, primarily due to lower sales in the flat panel display market and via drilling applications.

        In fiscal 2008, 2007 and 2006, no customers accounted for greater than 10% of net sales.

Segments

        The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Commercial Lasers and Components (CLC)	$285,239	47.6%	$290,017	48.2%	$272,068	46.5%
Specialty Lasers and Systems (SLS)	313,923	52.4%	309,467	51.5%	311,058	53.2%
Corporate and other	100	—%	1,669	0.3%	1,526	0.3%

Total	$599,262	100.0%	$601,153	100.0%	$584,652	100.0%

        Net sales for fiscal 2008 decreased $1.9 million, or less than 1%, compared to fiscal 2007, with decreases of $4.8 million, or 2%, in our CLC segment, decreases of $1.6 million in Corporate and other and increases of $4.5 million, or 1%, in our SLS segment. Net sales for fiscal 2007 increased $16.5 million, or 3%, compared to fiscal 2006, with increases of $17.9 million, or 7%, in our CLC segment and decreases of $1.6 million, or 1%, in our SLS segment.

        The decrease in our CLC segment sales from fiscal 2007 to fiscal 2008 was primarily due to the sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007 and lower semiconductor and graphic arts and display application sales partially offset by increased military application sales, including revenues contributed by Nuvonyx (acquired in April 2007) and higher sales for direct writing, lightshow and bioinstrumentation applications. The increase in our CLC segment sales from fiscal 2006 to fiscal 2007 was primarily due to increased bioinstrumentation and medical sales in the OEM components and instrumentation market, higher service revenue, higher sales for laser-direct imaging applications, semiconductor wafer inspection, marking and cutting applications and higher thermal imaging sales as well as the effect of revenues contributed by Nuvonyx, partially offset by lower sales for reprographic applications.

        The increase in our SLS segment sales from fiscal 2007 to fiscal 2008 was primarily due to higher sales for solar, medical and micro-machining applications. The decrease in our SLS segment sales from fiscal 2006 to fiscal 2007 was primarily due to decreases in the microelectronics market for via drilling applications and lower flat panel display application sales partially offset by increased scientific market sales.

        Corporate and other sales decreased $1.6 million due to non-recurring royalty revenue from Luna Innovations, Inc. in the first quarter of fiscal 2007.

Gross Profit

Consolidated

        Our gross profit rate increased by 0.4% to 42.0% in fiscal 2008 from 41.6% in fiscal 2007. The increase in the gross profit rate was primarily due to improved product mix (2.3%) with higher volumes of medical applications sales, the sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007 and improved yields and lower warranty costs (0.3%), partially offset by higher other costs due to higher inventory provisions and increased costs for freight and duty (1.3%), the impact of fiscal 2008 restructuring activities (0.7%) and higher installation costs (0.2%) for excimer and scientific products.

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

Commercial Lasers and Components

        Our gross profit rate decreased by 1.5% to 41.8% in fiscal 2008 from 43.3% in fiscal 2007. The decrease in gross profit rate was primarily due to higher other costs due to higher inventory provisions and increased costs for freight and duty (1.9%) and the impact of fiscal 2008 restructuring activities (1.2%), partially offset by favorable product cost (0.6%) primarily due to the impact of the sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007 and improved yields and lower warranty costs (1.0%).

        Our gross profit rate remained at 43.3% for fiscal 2007 and 2006. Less favorable product mix (1.8%) including lower IAB shipments to the graphic arts and display market as well as lower margin Nuvonyx business and higher warranty costs (1.0%) were offset by improved yields (2.4%) and lower other costs (0.4%) primarily due to lower inventory provisions.

Specialty Lasers and Systems

        Our gross profit rate increased by 2.2% to 42.8% in fiscal 2008 from 40.6% in fiscal 2007. The increase in the gross profit rate was primarily due to more favorable product mix (3.4%) within the microelectronics and medical markets, including a large customer order cancellation fee at high margins in the third quarter of fiscal 2008 (0.4%) coupled with improved manufacturing efficiencies and lower scrap and rework costs (0.3%), partially offset by higher other costs due to higher inventory provisions and increased costs for freight and duty (0.9%), higher installation costs (0.3%) for excimer and scientific products and higher warranty costs (0.3%).

        Our gross profit rate decreased by 4.3% to 40.6% in fiscal 2007 from 44.9% in fiscal 2006. The decrease in the gross profit rate was primarily due to less favorable product mix (3.3%) in the microelectronics market, including lower flat panel revenue as well as less favorable margin in the scientific market, higher other costs primarily from increased costs for freight and higher inventory provisions (0.3%), higher scrap (0.3%) and higher installation costs for custom business (0.4%) in the scientific market.

Operating Expenses

	Fiscal
	2008		2007		2006
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$74,287	12.4%	$74,590	12.4%	$73,051	12.5%
In-process research and development	—	—%	2,200	0.4%	690	0.1%
Selling, general and administrative	146,376	24.5%	153,697	25.6%	132,545	22.7%
Restructuring and other charges (recoveries)	—	—%	(74)	—%	97	—%
Acquisition-related expenses	—	—%	322	—%	5,857	1.0%
Amortization of intangible assets	8,651	1.4%	8,152	1.4%	9,207	1.6%

Total operating expenses	$229,314	38.3%	$238,887	39.8%	$221,447	37.9%

Research and development

        Fiscal 2008 research and development ("R&D") expenses decreased $0.3 million, or 0.4%, from fiscal 2007. The decrease was primarily due to lower spending on greening (compliance with environmental-related regulations, primarily in Europe and the People's Republic of China), semiconductor and other projects ($2.3 million) and lower expense for deferred compensation plan liabilities ($0.7 million), partially offset by the impact of foreign currency exchange rates ($2.7 million). On a segment basis, CLC project spending increased $1.9 million, including the impact of foreign currency exchange rates and higher spending due to the acquisition of Nuvonyx. SLS project spending, including the impact of foreign currency exchange rates, increased $1.1 million. Corporate and Other spending decreased $3.3 million.

        Fiscal 2007 R&D expenses increased $1.5 million, or 2%, from fiscal 2006. The increase was primarily due to higher headcount related spending ($2.2 million) and higher project spending for tooling and supplies ($1.1 million), partially offset by higher net reimbursements from customers for development projects ($0.7 million), lower consulting spending for projects ($0.5 million) and $0.4 million lower stock-based compensation under SFAS 123(R). On a segment basis, CLC project spending increased $5.5 million and SLS project spending decreased $1.9 million.

In-process research and development

        Fiscal 2007 in-process research and development (IPR&D) expense resulted from our acquisition of Nuvonyx in the third quarter. At the date of acquisition, we immediately charged $2.2 million to expense, representing purchased IPR&D related to two development projects that had not yet reached technological feasibility and had no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the net cash flows from such project, and discounting the net cash flows back to its present value. At September 27, 2008, one project has been put on hold and the other is expected to become commercially viable in fiscal 2009 with approximately $1.8 million of estimated expenditures to complete. Fiscal 2006 IPR&D expense of $0.7 million resulted from our acquisition of Iolon in the first quarter of fiscal 2006.

Selling, general and administrative

        Fiscal 2008 selling, general and administrative ("SG&A") expenses decreased $7.3 million, or 5%, from fiscal 2007. The decrease was primarily due to the fiscal 2007 $12.5 million loss on the sale of our

Auburn campus, $4.1 million lower expense for deferred compensation plan liabilities, $2.7 million lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation, $1.2 million lower spending on audit and tax services due to timing of services provided and $0.3 million lower other spending, partially offset by the impact of foreign currency exchange rates ($6.3 million), the fiscal 2007 gain of $3.6 million on the sale of our Condensa facility, $2.4 million higher stock-based compensation expense primarily due to increased charges for liabilities for stock options subject to Section 409A and higher footprint and headcount-related restructuring costs ($1.2 million). On a segment basis, CLC SG&A expenses decreased $10.7 million, including the fiscal 2007 $12.5 million loss on the sale of our Auburn campus, partially offset by the impact of foreign exchange rates and restructuring costs. SLS SG&A expenses increased $3.2 million, including the impact of foreign exchange rates, higher headcount related spending and higher sales demo costs. The increase in Corporate and other of $0.2 million includes the fiscal 2007 gain of $3.6 million on the sale of our Condensa facility, $2.5 million higher stock-related compensation expense primarily due to increased charges for liabilities for stock options subject to Section 409A, $4.1 million lower expense for deferred compensation plan liabilities and $2.7 million lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation.

        Fiscal 2007 SG&A expenses increased by $21.2 million, or 16%, from fiscal 2006. The increase was primarily due to a $12.5 million loss on the sale of our Auburn campus, costs related to our internal stock option investigation and litigation ($11.7 million), higher headcount related spending ($3.2 million), $1.7 million higher information technology spending including the write-off of previously capitalized software and facilities investments, $1.4 million higher charges for gains on deferred compensation plan liabilities, and $1.8 million higher legal and other spending, partially offset by $3.9 million lower stock-based compensation expense under SFAS 123(R), a gain of $3.6 million on the sale of our Condensa facility, a decrease of $2.5 million due to the fiscal 2006 accrual of costs for estimated liabilities to former Lambda Physik shareholders and $1.1 million lower Excel pre-merger integration costs. On a segment basis, CLC SG&A expenses increased $16.1 million, including the $12.5 million loss on the sale of our Auburn campus, SLS SG&A expenses increased $1.3 million and Corporate and other increased $3.7 million primarily due to costs related to our internal stock option investigation and litigation ($11.7 million) partially offset by $3.9 million lower stock-based compensation expense under SFAS 123(R) and a gain of $3.6 million on the sale of our Condensa facility.

Restructuring and other charges (recoveries)

        In fiscal 2007 and 2006, restructuring, impairment and other charges were due to adjustments to the estimated contractual obligation for lease and other facility costs of a previously vacated building, net of estimated sublease income.

Acquisition-related expenses written off

        There were no acquisitions in fiscal 2008. In fiscal 2007, we wrote off remaining costs of $0.3 million related to the Excel acquisition. In fiscal 2006, we wrote off $5.9 million of Excel acquisition related costs, primarily comprised of legal and consulting fees.

Amortization of intangible assets

        Amortization of intangible assets increased $0.5 million, or 6%, from fiscal 2007 to fiscal 2008 primarily due to the amortization of intangibles related to our April 2007 Nuvonyx acquisition.

        Amortization of intangible assets decreased $1.1 million, or 11%, from fiscal 2006 to fiscal 2007 primarily due to lower amortization of intangibles related to our fiscal 2005 TuiLaser acquisition, partially offset by amortization of intangibles related to our April 2007 Nuvonyx acquisition.

Other income (expense)

        Other income, net, decreased $3.1 million from fiscal 2007 to fiscal 2008. The decrease was primarily due to lower interest income ($12.3 million) as a result of lower average cash, cash equivalents and short-term investments balances as well as lower rates of return, lower gains, net of expenses, on our deferred compensation plan assets ($3.9 million) and lower sublease income ($0.8 million), partially offset by lower interest expense ($10.7 million) primarily due to the payoff of our convertible subordinated notes in the fourth quarter of fiscal 2007, Japan consumption tax savings ($3.3 million) and higher foreign currency exchange gains ($0.7 million).

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

Income taxes

        The effective tax rate on income before income taxes for fiscal 2008 of 37.2% was higher than the statutory rate of 35.0%. This was primarily due to permanent differences related to foreign currency exchange gains on previously taxed income distributions from foreign subsidiaries and deemed dividend inclusions under the Subpart F rules, partially offset by the benefit of foreign tax credits and research and development tax credits.

        The effective tax rate on income before income taxes for fiscal 2007 of 44.9% was higher than the statutory rate of 35.0%. This was primarily due to permanent differences related to deemed dividend inclusions under the Subpart F rules, an increase in valuation allowance against certain loss carryforwards and the non-deductibility of IPR&D expense related to the Nuvonyx acquisition, partially offset by the benefit of foreign tax credits and research and development tax credits.

        The effective tax rate on income before income taxes for fiscal 2006 of 1.7% was lower than the statutory rate of 35.0%. This was primarily due to a net benefit of $15.4 million, which included the effects of consolidation of our entities in Japan and Germany and R&D tax credits. In the first quarter of fiscal 2006, our German subsidiary, Lambda Physik GmbH, sold its wholly owned Japanese subsidiary, Lambda Physik Co., Ltd, to Coherent Japan, Inc., and we completed the merger of these Japanese entities. As a result of the sale and merger of the Japanese entities, the income of Lambda Physik Co., Ltd and a portion of the income of Lambda Physik GmbH that were previously treated as permanently reinvested were deemed distributed to the United States and the income and associated tax credits of the entities were reported for U.S. tax purposes.

FINANCIAL CONDITION

Liquidity and capital resources

Sources and Uses of Cash

        Historically, our primary source of cash has been provided through operations. Other sources of cash in the past three fiscal years include proceeds from our convertible subordinated note offering, proceeds received from the sale of stock through employee stock option and purchase plans, as well as through debt borrowings. Our historical uses of cash have primarily been for the repurchase of our common stock, capital expenditures, acquisitions of businesses and technologies and payments of principal and interest on outstanding debt obligations. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto (in thousands):

	Fiscal
	2008	2007	2006
Net cash provided by operating activities	$68,362	$66,619	$78,782
Sales of shares under employee stock plans	16,509	3,783	24,260
Net proceeds from convertible subordinated notes	—	—	194,388
Repurchase of common stock	(228,214)	—	(22,250)
Capital expenditures	(22,612)	(21,693)	(17,225)
Acquisition of businesses, net of cash acquired	—	(14,228)	(5,942)
Net payments on debt borrowings	(8)	(200,209)	(11,511)

        Net cash provided by operating activities increased by $1.7 million in fiscal 2008 compared to fiscal 2007 and decreased by $12.2 million in fiscal 2007 compared to fiscal 2006. The increase in cash provided by operating activities in fiscal 2008 was primarily due to higher net income and higher cash flows from other receivables and other assets, partially offset by lower cash flows from the proceeds from sales of fixed assets and other current liabilities. The decrease in cash provided by operating activities in fiscal 2007 was primarily due to lower net income and lower cash flows from accounts payable, inventories and prepaid expenses, partially offset by higher cash flows from the proceeds from sales of fixed assets, and higher cash flows from deferred taxes. We believe that cash provided by operating activities will be adequate to cover our working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

        Additional sources of cash available to us were multi-currency and domestic lines of credit and bank credit facilities totaling $58.0 million as of September 27, 2008, of which $56.3 million was unused and available. These credit facilities were used in Europe and Japan during fiscal 2008 as guarantees. Our domestic line of credit includes a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2010 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic line of credit and $1.7 million has been used of the multi-currency lines as of September 27, 2008.

        Our ratio of current assets to current liabilities was 4.5:1 at September 27, 2008, compared to 5.2:1 at September 29, 2007. The decrease in our ratio is primarily due to the decrease in cash, cash equivalents and short-term investments due to the repurchase of common stock. Our cash position, short-term investments, working capital and debt obligations are as follows (in thousands):

	Fiscal
	2008	2007
Cash and cash equivalents	$213,826	$315,927
Short-term investments	4,268	45,896
Restricted cash, current	2,645	2,460
Working capital	396,456	536,833
Total debt obligations	24	30

Current Restricted Cash

        As part of our tender offer to purchase the remaining outstanding shares of Lambda Physik, we were required by local regulations to have funds available for the offer in an account located in Germany. As of September 27, 2008 and September 29, 2007, we had $2.6 million and $2.5 million, respectively, restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik, which are included in current restricted cash on our consolidated balance sheets.

Debt Obligations

        On March 10, 2006 we issued $200.0 million of 2.75% convertible subordinated notes due March 2011. The notes were unsecured and subordinate to all existing and future senior debt. The maturity date for the notes was March 1, 2011, unless earlier redeemed or converted. Interest on the notes was payable in cash semi-annually in arrears on March 1 and September 1 of each year.

        On December 15, 2006, we received a letter from U.S. Bank National Association (the "trustee") for the holders of the outstanding principal amount of the notes stating that we had violated certain provisions in the Indenture dated March 13, 2006 (the "Indenture") as a result of our failure to file our annual report for fiscal 2006 with the SEC. The Indenture provided that such a default could be cured by making that filing with the SEC within 60 days after the receipt by us of the notice of default. The Indenture also provided that such a default, if not cured by that date, would give certain holders and the trustee the right to accelerate the maturity of the notes. We did not cure the default within 60 days after the receipt by us of the notice of default. On August 17, 2007, as amended by an addendum delivered on August 20, 2007, we received a letter from the trustee under the Indenture declaring the principal amount and accrued and unpaid interest, plus additional interest under the notes, to be immediately due and payable pursuant to the Indenture due to our failure to file reports required to be filed with the SEC and delivered to the trustee under the Indenture. The aggregate amount due and payable under the notes including interest was $202,984,067, which we paid on August 21, 2007.

Contractual Obligations and Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements as defined by Regulation S-K of the Securities Act of 1933. The following summarizes our contractual obligations at September 27, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt payments	$24	$9	$15	$—	$—
Operating lease payments	32,581	8,388	11,149	6,620	6,424
Obligations under SFAS 143	1,464	412	872	110	70
Purchase commitments with suppliers	15,516	15,299	—	—	217
Purchase obligations	8,189	5,521	2,668	—	—

Total	$57,774	$29,629	$14,704	$6,730	$6,711

        Because of the uncertainty as to the timing of such payments, we have excluded cash payments related to our contractual obligations for our deferred compensation plans aggregating $28.5 million at September 27, 2008.

        During the first quarter of fiscal 2008, we adopted the provisions of FIN 48. We had historically classified interest and penalties and unrecognized tax benefits as current liabilities, but beginning with the adoption of FIN 48 we have reclassified gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities within the condensed consolidated balance sheets. As of September 27, 2008, we recorded gross unrecognized tax benefits of $51.7 million and gross interest and penalties of $6.5 million, both of which are classified as non-current liabilities in the condensed consolidated balance sheet. A portion of the increase in the Company's unrecognized tax benefit during the fiscal 2008 related to losses reported on the filing of its tax return. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

Changes in financial condition

        Cash provided by operating activities in fiscal 2008 was $68.4 million, which included depreciation and amortization of $32.0 million, net income of $23.4 million, stock-based compensation expense of $8.8 million, non-cash restructuring expense of $3.1 million, cash provided by operating assets and liabilities of $2.2 million and other items aggregating $0.5 million, partially offset by increases in net deferred tax assets of $1.6 million.

        Cash provided by investing activities in fiscal 2008 of $38.2 million included $41.5 million, net, proceeds from available-for-sale securities, $12.9 million proceeds from dispositions of property and equipment and $6.5 million proceeds from the sale of substantially all of the assets of CIOL, partially offset by $22.6 million used to acquire property and equipment, invest in information technology and improve buildings and a decrease in restricted cash of $0.1 million.

        Cash used by financing activities in fiscal 2008 of $211.8 million included $228.2 million used to repurchase our common stock and a decrease in cash overdraft of $0.9 million, partially offset by $16.5 million generated from our employee stock option and stock purchase plans and $0.8 million increase in excess tax benefit from stock-based payment arrangements.

        Changes in exchange rates in fiscal 2008 provided $3.2 million, primarily due to the strengthening of the Euro and the Japanese Yen in relation to the U.S. Dollar.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No.109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, in May 2007, the FASB issued FASB Staff Position ("FSP") No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48,"("FSP FIN 48-1") to amend FIN 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise's tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and the possibility is remote that the taxing authority would reexamine the tax position in the future. We adopted FIN 48 and FSP FIN 48-1 for our fiscal year beginning September 30, 2007. The cumulative effect of applying the provisions of FIN 48 and FSP FIN 48-1 was a decrease of approximately $1.4 million in retained earnings at the beginning of fiscal 2008. See Note 15, "Income Taxes" in the notes to the Consolidated Financial Statements, for additional information, including the effects of adoption on the Company's Consolidated Financial Statements.

        In June 2006, the FASB ratified the consensus on Emerging Issues Task Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-3") which requires a policy be adopted to present externally imposed taxes on revenue producing transactions on either a gross or net basis. Coherent's policy is to present such taxes on a gross basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this issue would include taxes that are imposed on a revenue transaction between a seller and a customer. We adopted EITF 06-3 for our fiscal year beginning September 30, 2007. The adoption of EITF 06-3 did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB ratified the EITF's Consensus for Issue No. 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 will become effective beginning with our first fiscal quarter of 2009. We do not expect the adoption of EITF 07-01 to have a material impact on our consolidated financial position and results of operations.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for us for interim periods within our fiscal year beginning September 28, 2008. We do not expect that the adoption in fiscal 2009 of SFAS 157 for financial assets and financial liabilities will have a significant impact on our consolidated financial position and results of operations. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of SFAS 157 will have on our non-financial assets and liabilities; however we do not anticipate it to significantly impact our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for us for our fiscal year beginning September 28, 2008. We do not expect the adoption of SFAS 159 to have an effect on our consolidated financial position and results of operations.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133" ("SFAS 161"). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS 161 is effective for our interim period beginning December 28, 2008. We are currently assessing the impact that the adoption of SFAS 161 will have on the disclosures to our consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS 142-3"). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We will evaluate the potential impact of FSP SFAS 142-3 on acquisitions on a prospective basis.

        In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendment to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on our consolidated financial position, results of operations and cash flows.

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

Revenue Recognition

        We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the product has been delivered or the service has been rendered, the price is fixed or determinable and collection is probable. Revenue from product sales is recorded when all of the foregoing conditions are met and risk of loss and title passes to the customer. Our products typically include a warranty and the estimated cost of product warranty claims (based on historical experience) is recorded at the time the sale is recognized. Sales to customers are generally not subject to any price protection or return rights.

        The vast majority of our sales are made to original equipment manufacturers (OEMs), distributors, resellers and end-users in the non-scientific market. Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where we have agreed to perform installation or provide training. In those instances, we defer revenue related to installation services or training until these services have been rendered. We allocate revenue from multiple element arrangements to the various elements based upon relative fair values.

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

Long-Lived Assets and Goodwill

        We evaluate long-lived assets and amortizable intangible assets whenever events or changes in business circumstances or our planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of the assets are impaired based on comparison to the undiscounted expected future cash flows identifiable to such long-lived and amortizable intangible assets. If the comparison indicates that impairment exists, the impaired asset is written down to its fair value.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (see Note 6 in the Notes to Consolidated Financial Statements.) Under SFAS 142, goodwill is tested for impairment first by comparing each reporting unit's fair value determined using a discounted cash flow methodology to its respective carrying value. If such comparison indicates a potential impairment, then the impairment is determined as the difference between the recorded value of goodwill and its fair value. Absent any impairment indicators, we perform our annual impairment tests at the beginning of the fourth quarter of each fiscal year using the balance sheet as of the end of the third fiscal quarter.

        Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected discounted and undiscounted cash flows.

        At September 27, 2008, we had $114.4 million of goodwill and purchased intangible assets on our consolidated balance sheet. At September 27, 2008, we had $101.0 million of property and equipment on our consolidated balance sheet. We performed our annual impairment testing as of the end of the third quarter of fiscal 2008 and noted no impairment. As no impairment indicators were present during the fourth quarter of fiscal 2008, we believe these values remain recoverable.

        It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In addition, if the price of our common stock were to significantly decrease, thus indicating that the underlying fair value of our reporting units or other long-lived assets may have decreased, we may be required to assess the recoverability of such assets in the period such circumstances are identified. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required.

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

Warranty Reserves

        We provide warranties on certain of our product sales and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line. The weighted average warranty period covered is nearly 15 months. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods.

Stock-Based Compensation

        We account for share-based compensation using the fair value recognition provisions of SFAS 123(R), "Share-Based Payment." We estimate the fair value of stock options granted using the Black-Scholes Merton model. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize the fair value of stock options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We value restricted stock units using the intrinsic value method. We amortize the value of restricted stock units on a straight-line basis over the restriction period.

        SFAS 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the options expected life, the expected price volatility of the underlying stock and an estimate of expected forfeitures. Our computation of expected volatility considers historical volatility and market-based implied volatility. Our estimate of expected forfeitures is based on historical employee data and could differ from actual forfeitures.

        See Note 12 in the notes to the Consolidated Financial Statements for a description of our share-based employee compensation plans and the assumptions we use to calculate the fair value of share-based employee compensation.

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

        Effective September 30, 2007, we adopted the provisions of FIN 48, which creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the matter) that a tax position is more likely than not to be sustained upon examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. These determinations involve significant judgment by management. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard or when they are resolved through negotiation or litigation with factual interpretation, judgment and certainty. Tax laws and regulations themselves are complex and are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court filings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

        During fiscal 2008, we decreased our valuation allowance on deferred tax assets to $1.7 million, primarily due to the expiration of federal and state capital loss carryforwards. In addition, the valuation allowance with respect to the loss from the disposal of our Auburn facility in California was also reduced with a corresponding increase in uncertain tax positions. During fiscal 2007, we increased our valuation allowance on deferred tax assets to $24.1 million, primarily due to the carryforward of additional losses from the disposal of our Auburn facility in California. During fiscal 2006, our valuation allowance on deferred tax assets remained at $21.2 million. In making the determination to record the valuation allowance, management considered the likelihood of future taxable income and feasible and prudent tax planning strategies to realize deferred tax assets. In the future, if we determine that we expect to realize more or less of the deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made.

        Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $86.0 million at fiscal 2008 year-end. In addition to federal income taxes (which are not practicably determinable), withholding taxes of approximately $3.8 million would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

        The "Emergency Economic Stabilization Act of 2008," which contains the "Tax Extenders and Alternative Minimum Tax Relief Act of 2008", was enacted on October 3, 2008. Under the Act, the federal R&D credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law will be recognized in our first quarter of FY 2009, which is the quarter in which the law was enacted. In addition to the federal legislation, California Assembly Bill 1452 was enacted on September 30, 2008. This legislation limits the California R&D credit to 50% of the California tax liability for tax years beginning on or after January 1, 2008 and before January 1, 2010. The Company is currently in the process of analyzing the impact of both of these new laws.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

        We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

        A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at fiscal 2008 year-end, the fair value of the portfolio, based on quoted market prices, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

        At fiscal 2008 year-end, the fair value of our available-for-sale debt securities was $3.4 million, all of which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were $12,000 and ($6,000), respectively, at fiscal 2008 year-end. At fiscal 2007 year-end, the fair value of our available-for-sale debt securities was $45.9 million, all of which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were $139,000 and ($19,000), respectively, at fiscal 2007 year-end.

Foreign currency exchange risk

        We maintain operations in various countries outside of the United States and foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro and the Japanese Yen. As a result, our earnings and cash flows are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of three months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for trading purposes.

        We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

        A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations or financial position.

        The following table provides information about our foreign exchange forward contracts at September 27, 2008. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at September 27, 2008 rates.

        Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Fair Value Hedges:
Euro	1.4262	$(11,918)	$(12,593)
British Pound Sterling	1.7574	$1,230	$1,288
Canadian Dollar	0.9358	$627	$692
Japanese Yen	107.4863	$(5,350)	$(5,471)
Korean Won	1,099.9927	$2,359	$2,243

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 15 (a) for an index to the Consolidated Financial Statements and Supplementary Financial Information, which are attached hereto and incorporated by reference herein. The financial statements and notes thereto can be found beginning on page 66 of this annual report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures

        We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report ("Evaluation Date"). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

        Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company.

        Management assessed the effectiveness of our internal control over financial reporting as of September 27, 2008, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on the assessment by management, we determined that our internal control over financial reporting was effective as of September 27, 2008. The effectiveness of our internal control over financial reporting as of September 27, 2008 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears below.

Inherent Limitations Over Internal Controls

        Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

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

Management, including our CEO and CFO, does not expect that the Company's internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coherent, Inc.:

        We have audited the internal control over financial reporting of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of September 27, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 27, 2008, of the Company and our report dated November 25, 2008, expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph relating to the adoption of an accounting principle.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
November 25, 2008

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding: (i) our directors will be set forth under the caption "Election of Directors—Nominees"; (ii) compliance with Section 16(a) of the Securities Act of 1933 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance"; (iii) the process for stockholders to nominate directors will be set forth under the caption "Proposal One—Election of Directors—Board Meetings and Committees—Process for Recommending Candidates for Election to the Board of Directors"; (iv) our audit committee and audit committee financial expert will be set forth under the caption "Proposal One—Election of Directors—Board Meetings and Committees—Audit Committee"; in our proxy statement for use in connection with an upcoming Annual Meeting of Stockholders to be held in 2009 (the "2009 Proxy Statement") and is incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended September 27, 2008. The 2008 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

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

        Stockholders may request free printed copies of our worldwide Business Conduct Policy from:

Coherent, Inc.
Attention: Investor Relations
5100 Patrick Henry Drive
Santa Clara, California 95054

Executive Officers

        The name, age, position and a brief account of the business experience of our executive officers as of September 27, 2008 are set forth below:

Name	Age	Office Held
John R. Ambroseo, PhD	47	President and Chief Executive Officer
Helene Simonet	56	Executive Vice President and Chief Financial Officer
Luis Spinelli	60	Executive Vice President and Chief Technology Officer
Ronald A. Victor*	64	Executive Vice President, Human Resources
Bret M. DiMarco	40	Executive Vice President, General Counsel and Corporate Secretary

*
Mr. Victor will retire from the company in January 2009.

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

         Ronald A. Victor.    Mr. Victor has served as our Executive Vice President of Human Resources since May 2000. He has announced that he will retire from the Company in January 2009. From August 1999 to May 2000, he was our Corporate Vice President of Human Resources. He was Vice President of Human Resources for the Coherent Medical Group from September 1997 to August 1999. Between November 1996 and September 1997, he was Vice President Human Resources for Netsource Communication, Inc., an internet advertisement and communication company. From November 1995 to November 1996, Mr. Victor served as Vice President of Human Resources for Micronics Computers, Inc., a manufacturer of computer components. Between January 1982 and September 1995 he was a Vice President of Human Resources at Syntex, a pharmaceutical company. Mr. Victor received a Bachelor degree from American International College and a Master's degree from Springfield College.

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

ITEM 11.    EXECUTIVE COMPENSATION

        Information regarding: (i) executive officer and director compensation will be set forth under the captions "Election of Directors—Nominees—Director Compensation" and "Executive Officers and Executive Compensation" in the 2009 Proxy Statement or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended September 27, 2008. The 2008 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information regarding: (i) equity compensation plan information will be set forth under the caption "Equity Compensation Plan Information"; (ii) security ownership of certain beneficial owners and management will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Managementand Related Stockholder Matters"; in our 2009 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended September 27, 2008.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required under this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in our 2009 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended September 27, 2008.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required under this item will be set forth under the captions "Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services" and "Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval of Audit and Non-Audit Services" in our 2009 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended September 27, 2008.

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

  3.
  Exhibits

Exhibit Numbers
3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)
3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)
3.3*	Bylaws of Coherent, Inc. (Previously filed as Exhibit 3.3 to Form 10-Q for the fiscal quarter ended June 28, 2008)
4.1*	First Amended and Restated Common Shares Rights Agreement dated June 24, 1998 between Coherent and the Bank of Boston. (Previously filed as Exhibit 1 to Form 8-K/A filed on July 1, 1998)
10.1*‡	Amended and Restated Employee Stock Purchase Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 28, 2008)
10.2*‡	Coherent Employee Retirement and Investment Plan. (Previously filed as Exhibit 10.23 to Form 8, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 25, 1982)
10.3*‡	1995 Stock Plan and forms of agreement. (Previously filed as Exhibit 10.34 to Form 10-K for the fiscal year ended September 28, 1996)
10.4*	1998 Director Option Plan. (Previously filed as Appendix B to Schedule 14A filed February 28, 2006)

Exhibit Numbers
10.5*	Asset Purchase Agreement by and among ESC Medical Systems, Ltd., Energy Systems Holdings, Inc., and Coherent, Inc., dated as of February 25, 2001. (Previously filed as Exhibit 2.1 to Form 8-K filed on March 5, 2001)
10.6*
First amendment to Asset Purchase Agreement by and among ESC Medical Systems, Ltd., Energy Systems Holdings, Inc., and Coherent, Inc., dated as of April 30, 2001. (Previously filed as Exhibit 4 to Schedule 13 D/A filed on May 10, 2001)
10.7*	1990 Directors' Stock Option Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on May 1, 1996)
10.10*‡	2001 Stock Plan (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 29, 2008)
10.11*‡	Change of Control Severance Plan, as amended and restated effective February 17, 2005 (Previously filed as Exhibit 10.14 to Form 10-K/A Amendment No. 3 for the year ended October 2, 2004).
10.12*‡	2006 Officer's Variable Compensation Plan (certain information redacted; confidential treatment requested) (Previously filed as Exhibit 10.12 to Form 10-K for the year ended September 30, 2006)
10.13*‡	2007 Officer's Variable Compensation Plan (certain information redacted; confidential treatment requested) (Previously filed as Exhibit 10.13 to Form 10-K for the year ended September 30, 2006)
10.14*‡	Offer Letter to Bret DiMarco (Previously filed as Exhibit 10.14 to Form 10-K for the year ended September 30, 2006)
10.15*‡	Supplementary Retirement Plan (Previously filed as Exhibit 10.5 to the Form 10-Q for the quarter ended April 1, 2006)
10.16‡	2005 Deferred Compensation Plan.
10.17*
Purchase Agreement dated March 7, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Previously filed as Exhibit 10.1 to the Form 10-Q for the quarter ended April 1, 2006.)
10.18*‡	Form of 2001 Stock Plan Restricted Stock Agreement (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended July 1, 2006)
10.19*‡	2001 Stock Plan Amended Stock Option Agreement. (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended July 1, 2006)
10.20*‡	2008 Officer's Variable Compensation Plan (A description of the summary of this exhibit was previously filed under item 5.02 of Form 8-K filed on December 19, 2007)
10.21*‡	Retention and Release Agreement dated April 14, 2008 by and between Coherent and Ronald A. Victor (previously filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 29, 2008.)
10.22*
Letter Agreement dated January 31, 2008 between the Company and Oliver Press Partners, LLC, Oliver Press Investors, LLC, Augustus K. Oliver and Clifford Press. (Previously filed as Exhibit 10.1 to the Form 8-K filed February 5, 2008)
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm

Exhibit Numbers
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

COHERENT, INC.
Date: November 25, 2008	/s/ JOHN R. AMBROSEO
	By:	John R. Ambroseo
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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ JOHN R. AMBROSEO John R. Ambroseo (Director and Principal Executive Officer)	November 25, 2008 Date
/s/ HELENE SIMONET Helene Simonet (Principal Financial and Accounting Officer)	November 25, 2008 Date
/s/ SUSAN M. JAMES Susan M. James (Director)	November 25, 2008 Date
/s/ JOHN H. HART John H. Hart (Director)	November 25, 2008 Date
/s/ CLIFFORD PRESS Clifford Press (Director)	November 25, 2008 Date
/s/ GARRY W. ROGERSON Garry W. Rogerson (Director)	November 25, 2008 Date
/s/ LAWRENCE TOMLINSON Lawrence Tomlinson (Director)	November 25, 2008 Date
/s/ SANDEEP VIJ Sandeep Vij (Director)	November 25, 2008 Date

 STATEMENT OF MANAGEMENT RESPONSIBILITY

        Management is responsible for the preparation, integrity, and objectivity of the Consolidated Financial Statements and other financial information included in the Company's 2008 Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management. It is critical for investors and other users of the Consolidated Financial Statements to have confidence that the financial information that we provide is timely, complete, relevant and accurate

        Management, with oversight by the Company's Board of Directors, has established and maintains a corporate culture that requires that the Company's affairs be conducted to the highest standards of business ethics and conduct. Management also maintains a system of internal control that is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. This system is regularly monitored through direct management review, as well as extensive audits conducted by internal auditors throughout the organization.

        Our Consolidated Financial Statements as of and for the year ended September 27, 2008 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included an integrated audit under such standards.

        The Audit Committee of the Board of Directors meets regularly with management, the internal auditors and the independent registered public accounting firm to review accounting, reporting, auditing and internal control matters. The Audit Committee has direct and private access to both internal and external auditors.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coherent, Inc.:

        We have audited the accompanying consolidated balance sheets of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of September 27, 2008 and September 29, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 27, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2008 and September 29, 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2008, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the accompanying consolidated financial statements, on September 30, 2007, the Company changed its method of accounting for uncertain tax positions in accordance with the guidance provided in Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109."

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 27, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
November 25, 2008

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 27, 2008	September 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$213,826	$315,927
Restricted cash	2,645	2,460
Short-term investments	4,268	45,896
Accounts receivable—net of allowances of $2,494 in 2008 and $2,918 in 2007	96,611	102,314
Inventories	120,519	112,893
Prepaid expenses and other assets	41,793	50,244
Deferred tax assets	30,121	35,844

Total current assets	509,783	665,578
Property and equipment, net	100,996	104,305
Goodwill	86,818	83,376
Intangible assets, net	27,556	35,570
Other assets	81,230	58,771

Total assets	$806,383	$947,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$9	$9
Accounts payable	26,333	27,849
Income taxes payable	7,847	17,829
Other current liabilities	79,138	83,058

Total current liabilities	113,327	128,745

Long-term obligations	15	21
Other long-term liabilities	94,606	47,848
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, par value $.01:
Authorized—500,000 shares;
Outstanding—24,191 shares in 2008 and 31,552 shares in 2007	241	313
Additional paid-in capital	177,646	380,516
Accumulated other comprehensive income	79,089	70,672
Retained earnings	341,459	319,485

Total stockholders' equity	598,435	770,986

Total liabilities and stockholders' equity	$806,383	$947,600

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
Net sales	$599,262	$601,153	$584,652
Cost of sales	347,356	351,145	328,539

Gross profit	251,906	250,008	256,113

Operating expenses:
Research and development	74,287	74,590	73,051
In-process research and development	—	2,200	690
Selling, general and administrative	146,376	153,697	132,545
Restructuring and other charges (recoveries)	—	(74)	97
Acquisition-related expenses	—	322	5,857
Amortization of intangible assets	8,651	8,152	9,207

Total operating expenses	229,314	238,887	221,447

Income from operations	22,592	11,121	34,666
Other income (expense):
Interest and dividend income	10,876	23,136	15,144
Interest expense	(152)	(10,849)	(4,453)
Other—net	3,971	5,515	824

Total other income, net	14,695	17,802	11,515

Income before income taxes	37,287	28,923	46,181
Provision for income taxes	13,884	12,972	787

Net income	$23,403	$15,951	$45,394

Net income per share:
Basic	$0.85	$0.51	$1.47

Diluted	$0.83	$0.50	$1.44

Shares used in computation:
Basic	27,505	31,398	30,973

Diluted	28,054	32,024	31,567

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three Years in the Period Ended September 27, 2008

(In thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Deferred Stock Comp.	Notes Rec. From Stock Sales	Accum. Other Comp. Income	Retained Earnings	Total
Balances, October 1, 2005	31,173	$309	$353,230	$(3,699)	$(324)	$32,014	$258,140	$639,670
Components of comprehensive income:
Net income	—	—	—	—	—	—	45,394	45,394
Translation adjustment, net of tax	—	—	—	—	—	14,681	—	14,681
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	19	—	19
Net loss on derivative instruments, net of tax	—	—	—	—	—	(21)	—	(21)

Total comprehensive income								60,073
Effect on deferred stock compensation upon adoption of SFAS 123(R)	—	—	(3,699)	3,699	—	—	—	—
Amortization, issuance and forfeitures of restricted stock	51	—	2,059	—	—	—	—	2,059
Sales of shares under Employee Stock Option Plan	722	7	19,598	—	—	—	—	19,605
Sales of shares under Employee Stock Purchase Plan	188	2	4,653	—	—	—	—	4,655
Stock compensation expense	—	—	12,403	—	—	—	—	12,403
Tax benefit of Employee Stock Option Plan	—	—	1,289	—	—	—	—	1,289
Repurchases of Common Stock	(722)	(7)	(22,243)	—	—	—	—	(22,250)

Balances, September 30, 2006	31,412	311	367,290	—	(324)	46,693	303,534	717,504
Components of comprehensive income:
Net income	—	—	—	—	—	—	15,951	15,951
Translation adjustment, net of tax	—	—	—	—	—	23,755	—	23,755
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	187	—	187
Net gain on derivative instruments, net of tax	—	—	—	—	—	37	—	37

Total comprehensive income	—	—	—	—	—	—	—	39,930
Amortization, issuance and forfeitures of restricted stock	1		(225)	—	—	—	—	(225)
Sales of shares under Employee Stock Option Plan	52	1	1,260	—	—	—	—	1,261
Sales of shares under Employee Stock Purchase Plan	87	1	2,521	—	—	—	—	2,522
Stock compensation expense	—	—	9,648	—	—	—	—	9,648
Tax benefit of Employee Stock Option Plan	—	—	22	—	—	—	—	22
Collection of notes receivable	—	—	—	—	324	—	—	324

Balances, September 29, 2007	31,552	313	380,516	—	—	70,672	319,485	770,986
Components of comprehensive income:
Net income	—	—	—	—	—	—	23,403	23,403
Translation adjustment, net of tax	—	—	—	—	—	8,247	—	8,247
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	165	—	165
Net gain on derivative instruments, net of tax	—	—	—	—	—	5	—	5

Total comprehensive income	—	—	—	—	—	—	—	31,820
Amortization, issuance and forfeitures of restricted stock	(32)	1	(884)	—	—	—	—	(883)
Sales of shares under Employee Stock Option Plan	643	7	16,501	—	—	—	—	16,508
Stock compensation expense	—	—	8,982	—	—	—	—	8,982
Tax benefit of Employee Stock Option Plan	—	—	665	—	—	—	—	665
Repurchases of Common Stock	(7,972)	(80)	(228,134)	—	—	—	—	(228,214)
Cumulative effect of adoption of FIN 48	—	—	—	—	—	—	(1,429)	(1,429)

Balances, September 27, 2008	24,191	$241	$177,646	$—	$—	$79,089	$341,459	$598,435

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$23,403	$15,951	$45,394
Adjustments to reconcile net income to net cash provided by operating activities:
Purchased in-process research and development	—	2,200	690
Non-cash restructuring and other charges (recoveries)	3,111	(128)	97
Depreciation and amortization	23,319	25,822	26,270
Amortization of intangible assets	8,651	8,152	9,207
Stock based compensation	8,809	9,937	13,995
Excess tax benefit from stock-based compensation arrangements	(749)	(77)	(858)
Tax benefit from employee stock options	665	22	1,289
Deferred income taxes	(1,642)	2,037	(16,484)
Loss on disposal of property and equipment	417	10,722	—
Equity in loss of joint ventures	—	—	90
Other non-cash expense	208	506	641
Non-cash impact of sale of CIOL	—	(1,993)	—
Non-cash write-off of Excel acquisition cost	—	491	1,945
Amortization of bond issue costs	—	5,139	624
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	9,049	12,211	(22,947)
Inventories	(6,491)	(8,377)	3,333
Prepaid expenses and other assets	7,019	(9,751)	191
Other assets	2,902	(5,208)	(2,973)
Accounts payable	(1,085)	(1,683)	9,834
Income taxes payable/receivable	1,717	(3,347)	(742)
Other current liabilities	(8,837)	3,356	6,839
Other long-term liabilities	(2,104)	637	2,347

Net cash provided by operating activities	68,362	66,619	78,782

Cash flows from investing activities:
Purchases of property and equipment	(22,612)	(21,693)	(17,225)
Proceeds from dispositions of property and equipment	12,863	24,630	1,806
Purchases of available-for-sale securities	(109,846)	(339,107)	(89,444)
Proceeds from sales and maturities of available-for-sale securities	151,362	341,978	174,084
Acquisition of businesses, net of cash acquired	—	(14,228)	(5,942)
Change in restricted cash	(109)	5	12,684
Premiums paid for life insurance contracts	—	(2,800)	—
Proceeds from sale of CIOL	6,519	—	—
Other-net	—	3	(570)

Net cash provided by (used in) investing activities	38,177	(11,212)	75,393

(continued)

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
Cash flows from financing activities:
Short-term borrowings	$371	—	—
Short-term repayments	(370)	—	(12,741)
Long-term debt borrowings	—	(200)	1,387
Long-term debt repayments	—	(200,002)	(155)
Cash overdrafts increase (decrease)	(855)	(1,854)	493
Repayments of capital lease obligations	(9)	(7)	(2)
Repurchase of common stock	(228,214)	—	(22,250)
Proceeds received from issuance of convertible subordinated notes	—	—	200,000
Debt issuance costs	—	—	(5,612)
Issuance of common stock under employee stock option and purchase plans	16,509	3,783	24,260
Excess tax benefits from stock-based compensation arrangements	749	77	858
Collection of notes receivable from stock sales	—	324	—

Net cash provided by (used in) financing activities	(211,819)	(197,879)	186,238

Effect of exchange rate changes on cash and cash equivalents	3,179	13,168	7,311

Net increase (decrease) in cash and cash equivalents	(102,101)	(129,304)	347,724
Cash and cash equivalents, beginning of year	315,927	445,231	97,507

Cash and cash equivalents, end of year	$213,826	$315,927	$445,231

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$577	$6,397	$4,360
Income taxes	$18,781	$17,038	$16,551
Cash received during the year for:
Income taxes	$4,213	$1,253	$888
Noncash investing and financing activities:
Net issuances (retirements) of restricted stock awards	$(883)	$(225)	$48
Unpaid property and equipment	$1,052	$1,584	$1,241
Borrowings under capital leases	$—	$—	$35

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

2. SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

        Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2008, 2007 and 2006 ended on September 27, September 29, and September 30, respectively, and are referred to in these financial statements as fiscal 2008, fiscal 2007, and fiscal 2006 for convenience. All fiscal years included 52 weeks. The fiscal years of the majority of our international subsidiaries end on September 30. Accordingly, the financial statements of these subsidiaries as of that date and for the years then ended have been used for our consolidated financial statements. Management believes that the impact of the use of different year-ends is immaterial to our consolidated financial statements taken as a whole.

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

Basis of Presentation

        The consolidated financial statements include the accounts of Coherent, Inc. and its majority-owned subsidiaries (collectively, "the Company", "we", "our", or "Coherent"). Intercompany balances and transactions have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership) are accounted for by the equity method.

Correction of Error in Consolidated Statements of Cash Flows

        In July 2008, we determined that the purchase and sale activity of securities classified as cash equivalents had been improperly included in the presentation of purchases and sales of investments within the investing section of the statement of cash flows within the captions "Purchases of available-for-sale securities" and "Proceeds from sales and maturities of available-for-sale securities." As a result, we have corrected this error in the accompanying statements of cash flows for fiscal 2007 and fiscal 2006 by removing the purchases, sales and maturities of the securities classified as cash equivalents from the amounts previously reported. The correction of the error does not change the net effect of these purchases, maturities and sales of available for sale securities within cash flows from investing activities. All amounts discussed are in thousands. For fiscal 2007, we previously reported purchases of available for sale securities of $831,764, which we have reduced by $492,657 of purchases related to cash equivalents to purchases of $339,107, as corrected. For fiscal 2007, we previously reported sales and maturities of available-for-sale securities of $834,635, which we have reduced by

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

$492,657 of sales and maturities related to cash equivalents to maturities and sales of $341,978, as corrected. For fiscal 2006, we previously reported purchases of available for sale securities of $281,545, which we have reduced by $192,101 of purchases related to cash equivalents to purchases of $89,444, as corrected. For fiscal 2006, we previously reported sales and maturities of available-for-sale securities of $366,185, which we have reduced by $192,101 of sales and maturities related to cash equivalents to maturities and sales of $174,084, as corrected.

Fair Value of Financial Instruments

        The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Short-term investments are comprised of available-for-sale securities, which are carried at fair value. Other non-current assets include trading securities related to our deferred compensation plans, which are carried at fair value. The recorded carrying amount of our long-term obligations approximates fair value at fiscal 2008 year-end. Foreign exchange contracts are stated at fair value based on prevailing financial market information.

Cash Equivalents

        All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash equivalents.

Concentration of Credit Risk

        Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. At fiscal 2008 year-end, the majority of our short-term investments are in commercial paper, corporate obligations, bank certificates of deposit and federal agency obligations. Cash equivalents and short-term investments are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. The majority of our accounts receivable are derived from sales to customers for commercial applications. We perform ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. We maintain reserves for potential credit losses. Our products are broadly distributed and there were no customers who accounted for more than 10% of accounts receivable at fiscal 2008 year-end. One customer accounted for 10.5% of accounts receivable at fiscal 2007 year-end, there were no other customers who accounted for more than 10%.

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

	Fiscal year-end
	2008	2007	2006
Beginning balance	$2,918	$3,275	$3,136
Additions charged to expenses	1,246	1,698	3,378
Deductions from reserves	(1,670)	(2,055)	(3,239)

Ending balance	$2,494	$2,918	$3,275

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):

	Fiscal year-end
	2008	2007
Purchased parts and assemblies	$36,919	$29,786
Work-in-process	46,128	44,368
Finished goods	37,472	38,739

Inventories	$120,519	$112,893

Property and Equipment

        Property and equipment are stated at cost and are depreciated or amortized using the straight-line method. Cost, accumulated depreciation and amortization and estimated useful lives are as follows (in thousands):

	Fiscal year-end
	2008	2007	Useful Life
Land	$6,289	$6,260
Buildings and improvements	68,120	67,166	5-40 years
Equipment, furniture and fixtures	199,099	191,050	3-10 years
Leasehold improvements	14,513	13,630	Lesser of useful life or terms of lease

	288,021	278,106
Accumulated depreciation and amortization	(187,025)	(173,801)

Property and equipment, net	$100,996	$104,305

        In September 2007, we sold our Condensa building in Santa Clara, California for approximately $24.8 million, resulting in a capital gain of approximately $3.6 million. In the third quarter of fiscal 2007, as part of a plan to consolidate facilities, we moved our operations from that facility to other existing facilities and classified the property as held for sale. The net book value of the land was

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

approximately $12.9 million and the net book value of the building and improvements was approximately $8.3 million. In September 2007, as part of a plan to consolidate facilities, we also sold our Auburn campus in Auburn, California, for approximately $9.8 million and incurred related expenses of $0.7 million, resulting in a loss of approximately $12.6 million. We have leased back a portion of the campus on a month-to-month basis. The net book value of the building and improvements was approximately $21.7 million. We did not recognize any tax benefit on the net loss of $9.0 million generated by the Condensa and Auburn transactions since it is not considered realizable. See Note 15.

Asset Retirement Obligations

        We account for our asset retirement obligations in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. All of our existing asset retirement obligations are associated with commitments to return property subject to original condition upon lease termination at various sites and costs to clean up and dispose of certain fixed assets at our Finland site. We estimated that as of fiscal 2008 year-end, gross expected future cash flows of $1.9 million would be required to fulfill these obligations.

        The following table reconciles changes in our asset retirement liability, which is reported in other long-term liabilities on our consolidated balance sheets, for fiscal 2008 and 2007 (in thousands):

Asset retirement liability as of September 30, 2006	$1,765
Additional obligation	46
Adjustment to asset retirement obligations recognized	(716)
Accretion recognized	152
Changes due to foreign currency exchange	9

Asset retirement liability as of September 29, 2007	1,256
Adjustment to asset retirement obligations recognized	54
Accretion recognized	84
Changes due to foreign currency exchange	70

Asset retirement liability as of September 27, 2008	$1,464

Long-lived Assets

        We account for long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Accordingly, we evaluate the carrying value of long-lived assets, including intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of long-lived assets are impaired based on a comparison to the undiscounted expected future net cash flows. If the comparison indicates that impairment exists, long-lived assets that are classified as held and used are written down to their respective fair values. When long-lived assets are classified as held for sale, they are written down to their respective fair

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

values less costs to sell. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows.

Goodwill

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (see Note 6). Under SFAS 142, goodwill is tested for impairment by comparing the respective fair value with the respective carrying value of the reporting unit. Fair value is determined using a discounted cash flow methodology. Absent any impairment indicators, we perform our annual impairment tests at the beginning of the fourth quarter of each fiscal year using the balance sheet as of the end of the third fiscal quarter.

Intangible Assets

        Intangible assets, including acquired existing technology, customer lists, trade name, non-compete agreements, patents and order backlog are amortized on a straight-line basis over estimated useful lives of one year to fifteen years.

Warranty Reserves

        We provide warranties on certain of our product sales and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line. The weighted average warranty period covered is nearly 15 months. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods.

Revenue Recognition

        We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the product has been delivered or the service has been rendered, the price is fixed or determinable and collection is probable. Revenue from product sales is recorded when all of the foregoing conditions are met and risk of loss and title passes to the customer. Our products typically include a warranty and the estimated cost of product warranty claims (based on historical experience) is recorded at the time the sale is recognized. The weighted average warranty period covered is nearly 15 months. Sales to customers are generally not subject to any price protection or return rights.

        The vast majority of our sales are made to original equipment manufacturers ("OEMs"), distributors, resellers and end-users in the non-scientific market. Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where we have agreed to perform installation or provide training. In those instances, we defer revenue related to installation services or training until these services have been rendered. We allocate revenue from multiple element arrangements to the various elements based upon relative fair values.

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

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Our objective of holding derivatives is to minimize the risks of foreign currency fluctuation by using the most effective methods to eliminate or reduce the impact of these exposures. Principal currencies hedged include the Euro, Japanese Yen, British Pound, Canadian Dollar and Korean Won.

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

        Forwards not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. Our forward contracts have maturities of three months or less and changes in fair value of these derivatives are recognized in other income (expense).

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

        In September 2004, the Emerging Issues Task Force ("EITF") reached final consensus on EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", that contingently convertible debt should be treated as convertible debt and included in the calculation of diluted earnings per share ("EPS"). The assumed proceeds from our previous $200.0 million 2.75% convertible subordinated notes (see Note 9) under the treasury stock method were calculated by subtracting the aggregate weighted-average conversion price from the average market price of the shares related to the contingently convertible debt. As the market price for our shares did not reach the conversion price at any point during fiscal 2007 or 2006 while the contingently convertible debt was outstanding, there was no dilutive effect in our diluted EPS calculation under the treasury stock method. Therefore we did not include any shares related to the convertible subordinated notes, in accordance with the provisions of EITF No. 90-19, "Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion" and SFAS No. 128, "Earnings Per Share".

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Fiscal
	2008	2007	2006
Weighted average shares outstanding(1)—Basic	27,505	31,398	30,973
Dilutive effect of employee stock plans	549	626	594

Weighted average shares outstanding—Diluted	28,054	32,024	31,567

Net income	$23,403	$15,951	$45,394

Net income—basic	$0.85	$0.51	$1.47
Net income—diluted	$0.83	$0.50	$1.44

    (1)
    Net of restricted stock

        A total of 2,265,373, 1,369,385 and 850,774 potentially dilutive securities have been excluded from the dilutive share calculation for fiscal 2008, 2007 and 2006, respectively, as their effect was anti-dilutive.

Stock-Based Compensation

        We account for share-based compensation using the fair value recognition provisions of SFAS 123(R), "Share-Based Payment." We estimate the fair value of stock options granted using the Black-Scholes Merton model. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize the fair value of stock options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We value restricted stock units using the intrinsic value method. We amortize the value of restricted stock units on a straight-line basis over the restriction period. See Note 12 for a description of our share-based employee compensation plans and the assumptions we use to calculate the fair value of share-based employee compensation.

Advertising Costs

        Advertising costs are expensed as incurred and were $2.3 million, $2.6 million and $2.4 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

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

        Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $86.0 million at fiscal 2008 year end. In addition to federal income taxes (which are not practicably determinable), withholding taxes of approximately $3.8 million would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No.109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, in May 2007, the FASB issued FASB Staff Position ("FSP") No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48,"("FSP FIN 48-1") to amend FIN 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise's tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and the possibility is remote that the taxing authority would reexamine the tax position in the future. We adopted FIN 48 and FSP FIN 48-1 for fiscal year 2008 beginning September 30, 2007. The cumulative effect of applying the provisions of FIN 48 and FSP FIN 48-1 was a decrease of approximately $1.4 million in retained earnings at the beginning of fiscal 2008. See Note 15, "Income Taxes", for additional information, including the effects of adoption on the Company's Consolidated Financial Statements.

        In June 2006, the FASB ratified the consensus on Emerging Issues Task Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-3") which requires a policy be adopted to present externally imposed taxes on revenue producing transactions on either a gross or net basis. Coherent's policy is to present such taxes on a gross basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this issue would include taxes that are imposed on a revenue transaction between a seller and a customer. We adopted EITF 06-3 for our fiscal year beginning September 30, 2007. The adoption of EITF 06-3 did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB ratified the EITF's Consensus for Issue No. 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"), which defines collaborative arrangements and establishes

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 will become effective beginning with our first fiscal quarter of 2009. We do not expect the adoption of EIFT 07-01 to have a material impact on our consolidated financial position and results of operations.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for us for interim periods within our fiscal year beginning September 28, 2008. We do not expect that the adoption in fiscal 2009 of SFAS 157 for financial assets and financial liabilities will have a significant impact on our consolidated financial position and results of operations. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of SFAS 157 will have on our non-financial assets and liabilities; however we do not anticipate it to significantly impact our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for us for our fiscal year beginning September 28, 2008. We do not expect the adoption of SFAS 159 to have an effect on our consolidated financial position and results of operations.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133" ("SFAS 161"). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS 161 is effective for our interim period beginning December 28, 2008. We are currently assessing the impact that the adoption of SFAS 161 will have on the disclosures to our consolidated financial statements.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS 142-3"). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We will evaluate the potential impact of FSP SFAS 142-3 on acquisitions on a prospective basis.

        In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendment to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on our consolidated financial position, results of operations and cash flows.

3. RESTRUCTURING ACTIVITIES

        On April 16, 2008, we announced that we entered into an agreement to sell certain assets of our Auburn Optics manufacturing operation to Research Electro-Optics, Inc. ("REO"), a privately held optics manufacturing and technology company. We also entered into a strategic supply agreement with REO. REO will provide optical manufacturing capabilities for us, including fabrication and coating of optical components. The transition of the optics manufacturing assets from Auburn to REO is expected to be completed no later than the end of the second quarter of fiscal 2009. The transition has resulted in charges primarily for employee terminations, supplier qualification, moving costs for related equipment, and other exit related costs associated with a plan approved by management.

        During fiscal 2008, we consolidated our German DPSS manufacturing into our Lübeck, Germany site. The transfer was completed in the fourth quarter of fiscal 2008. On October 13, 2008, we announced the consolidation of the remainder of our Munich facility into our Göttingen site. The transfer is scheduled for completion by the end of our third quarter of fiscal 2009. The transfer has resulted in charges primarily for a grant repayment liability, employee termination and other exit related costs associated with a plan approved by management.

        At fiscal 2008 and 2007 year-ends, we had $3.6 million and $0.5 million, respectively, accrued as a current liability on our consolidated balance sheet for restructuring charges. We recognize restructuring costs in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Restructuring charges in fiscal 2008 are recorded in cost of sales, research and development and selling, general and administrative expenses in our consolidated statements of operations. The

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

following table sets forth an analysis of the components of the restructuring charges, payments made against the accrual and other provisions for fiscal 2008 and 2007 (in thousands):

	Severance Related	Facilities Related Charges	Other Restructuring Costs	Total
Balance, September 30, 2006	$—	$1,616	$—	$1,616
Provision	—	406	—	406
Deductions for rent payments	—	(1,546)	—	(1,546)

Balance, September 29, 2007	—	476	—	476
Provision	3,654	75	2,075	5,804
Deductions for payments	(1,073)	(532)	(1,088)	(2,693)

Balance, September 27, 2008	$2,581	$19	$987	$3,587

        The current year severance related costs are primarily comprised of severance pay, outplacement services, medical and other related benefits for employees being terminated due to the transition of activities out of Auburn, California. The remaining severance related restructuring accrual balance of approximately $2.6 million at September 27, 2008 is expected to result in cash expenditures through the third quarter of fiscal 2009. The other restructuring costs are primarily for a grant repayment liability, project management fees and other exit related costs associated with a plan approved by management.

4. BUSINESS COMBINATIONS

  Nuvonyx, Inc.

        On April 24, 2007, we acquired Nuvonyx, Inc., a technology leader in high-power laser diode components, arrays, and industrial laser systems for materials processing and defense applications for approximately $14.0 million in cash, net of acquisition costs of $0.3 million. Nuvonyx produces high power arrays with powers in excess of 50 Kilowatts through its proprietary cooling and stacking technologies. The industrial laser systems are used for cladding and hardening of metals, joining materials, and other materials processing applications. We have accounted for the acquisition of Nuvonyx's assets as a business combination and the operating results of Nuvonyx have been included in our consolidated financial statements from the date of acquisition. Our allocation of the purchase price is as follows (in thousands):

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

        At the date of acquisition, we immediately charged $2.2 million to expense, representing purchased IPR&D related to two development projects that had not yet reached technological feasibility and had, in management's opinion, no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the net cash flows from such project, and discounting the net cash flows back to its present value. Separate projected cash flows were prepared for both the existing, as well as the in-process projects. The key assumptions used in the valuation include, among others, the expected completion date of the in-process project identified as of the acquisition date, the estimated costs to complete the project, revenue contribution and expense projection assuming the resulting products have entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations was obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability level of such technology, and the uncertainty of technological advances that could potentially impact the estimates. Projected net cash flows were based on estimates of revenue and operating profit (loss) of the project. At September 27, 2008, one project has been put on hold and the other is expected to become commercially viable in fiscal 2009 with approximately $1.8 million of estimated expenditures to complete.

        Unaudited pro forma results of operations had the acquisition taken place at the beginning of fiscal 2007 would have resulted in net sales of $606.1 million, net income of $16.4 million, and net income per basic and diluted share of $0.52 and $0.51, respectively, for fiscal 2007. Unaudited pro forma results of operations had the acquisition taken place at the beginning of fiscal 2006 would have resulted in net sales of $589.9 million, net income of $41.5 million, and net income per basic and diluted share of $1.34 and $1.31, respectively, for fiscal 2006.

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

        At fiscal 2008 and fiscal 2007 year-ends, we had $2.6 million and $2.5 million, respectively, remaining in an escrow account that will be applied towards remaining close out costs for the acquisition and the amount is included in current restricted cash on our consolidated balance sheet.

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

        Cash, cash equivalents and short-term investments consist of the following (in thousands):

	Fiscal 2008 Year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$216,474	$2	$(5)	$216,471

Less: restricted cash				(2,645)

				$213,826

Short-term investments:
Available-for-sale securities:
Commercial paper	$1,496	$—	$—	$1,496
Certificates of deposit	900	5	—	905
U.S. Treasury and agency obligations	607	5	—	612
Corporate notes and obligations	1,254	7	(6)	1,255

Total short-term investments	$4,257	$17	$(6)	$4,268

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

        At fiscal 2008 and fiscal 2007 year-ends, $2.6 million and $2.5 million of cash and cash equivalents respectively, were restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik (see Note 4).

        The amortized cost and estimated fair value of available-for-sale investments in debt securities at fiscal 2008 and 2007 year-ends, classified as short-term investments on our consolidated balance sheet, were as follows (in thousands):

	Fiscal Year-end
	2008		2007
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$2,926	$2,935	$39,937	$39,981
Due in 1 to 5 years	275	277	2,399	2,409
Due in 5 to 10 years	—	—	—	—
Due beyond 10 years	156	151	3,440	3,506

Total investments in available-for-sale debt securities	$3,357	$3,363	$45,776	$45,896

        During fiscal 2008, we received proceeds totaling $70.1 million from the sale of available-for-sale securities and realized gross losses of less than $0.1 million. During fiscal 2007, we received proceeds totaling $139.7 million from the sale of available-for-sale securities and realized gross losses of less than $0.1 million.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. SHORT-TERM INVESTMENTS (Continued)

        The following table shows the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by the investment category and length of time that the individual securities have been in a continuous unrealized loss position at fiscal 2008 year-end (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency obligations	$12,405	$(5)	$—	$—	$12,405	$(5)
Corporate notes and obligations	1,530	—	646	(6)	2,176	(6)

Total	$13,935	$(5)	$646	$(6)	$14,581	$(11)

         U.S. Treasury and agency obligations:    The unrealized losses on our investments in U.S. Treasury and agency obligations were caused by interest rate increases.

         Corporate notes and obligations:    The unrealized loss on our investments in corporate notes and obligations relates to a $2.2 million investment. The credit ratings of the investments in the notes and obligations range from AAA to A (S&P and Moody's) and therefore the decline in the market value is attributable to change in interest rates and not credit quality.

6. GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill by segment for fiscal 2008 and 2007 are as follows (in thousands):

	Commercial Lasers and Components	Specialty Laser Systems	Total
Balance as of September 30, 2006	$16,813	$55,058	$71,871
Acquisition related	6,882	—	6,882
Translation adjustments and other	396	4,227	4,623

Balance as of September 29, 2007	24,091	59,285	83,376
Translation adjustments and other	(305)	3,747	3,442

Balance as of September 27, 2008	$23,786	$63,032	$86,818

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The components of our amortizable intangible assets are as follows (in thousands):

	Fiscal 2008 Year-end			Fiscal 2007 Year-end
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$54,615	$(33,370)	$21,245	$54,091	$(26,955)	$27,136
Patents	10,496	(8,090)	2,406	10,184	(6,943)	3,241
Drawings	1,433	(1,433)	—	1,390	(1,390)	—
Order backlog	5,052	(5,034)	18	4,907	(4,864)	43
Customer lists	5,440	(3,253)	2,187	5,366	(2,562)	2,804
Trade name	3,861	(2,236)	1,625	3,754	(1,751)	2,003
Non-compete agreement	2,454	(2,379)	75	2,408	(2,065)	343

Total	$83,351	$(55,795)	$27,556	$82,100	$(46,530)	$35,570

        The weighted average remaining amortization period for existing technology, patents, trade name, customer lists and non-compete agreements are approximately 5 years, 3 years, 5 years, 4 years and 1 year, respectively. Amortization expense for intangible assets during fiscal years 2008, 2007 and 2006 was $8.7 million, $8.2 million and $9.2 million, respectively. Estimated amortization expense for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2009	$7,983
2010	6,623
2011	5,135
2012	3,372
2013	2,029
Thereafter	2,414

Total	$27,556

7. BALANCE SHEET DETAILS

        Prepaid expenses and other assets consist of the following (in thousands):

	Fiscal Year-end
	2008	2007
Prepaid and refundable income taxes	$23,277	$8,616
Prepaid expenses and other	18,516	41,628

Total prepaid expenses and other assets	$41,793	$50,244

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. BALANCE SHEET DETAILS (Continued)

        Other assets consist of the following (in thousands):

	Fiscal Year-end
	2008	2007
Assets related to deferred compensation arrangements (see Note 12)	$28,122	$30,706
Deferred tax assets	50,208	25,165
Other assets	2,900	2,900

Total other assets	$81,230	$58,771

        Other current liabilities consist of the following (in thousands):

	Fiscal Year-end
	2008	2007
Accrued payroll and benefits	$30,807	$28,247
Accrued expenses and other	12,252	18,471
Reserve for warranty	13,214	13,660
Other taxes payable	4,858	9,840
Customer deposits	2,324	1,868
Accrued restructuring charges (Note 3)	3,587	476
Deferred income	12,096	10,496

Total other current liabilities	$79,138	$83,058

        Components of the reserve for warranty costs during fiscal 2008, 2007 and 2006 were as follows (in thousands):

	Fiscal
	2008	2007	2006
Beginning balance	$13,660	$11,462	$10,424
Additions related to current period sales	21,872	21,423	19,540
Warranty costs incurred in the current period	(22,287)	(20,157)	(18,636)
Accruals resulting from acquisitions	—	247	—
Adjustments to accruals related to prior period sales	(31)	685	134

Ending balance	$13,214	$13,660	$11,462

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. BALANCE SHEET DETAILS (Continued)

        Other long-term liabilities consist of the following (in thousands):

	Fiscal Year-end
	2008	2007
Deferred compensation (see Note 12)	$28,459	$31,336
Long-term taxes payable	45,343	—
Deferred tax liabilities	13,738	10,433
Deferred income	1,800	1,585
Asset retirement liability (see Note 2)	1,464	1,256
Other long-term liabilities	3,802	3,238

Total other long-term liabilities	$94,606	$47,848

8. SHORT-TERM BORROWINGS

        We have several lines of credit which allow us to borrow in the applicable local currency. At September 27, 2008, the foreign lines of credit totaled $18.0 million, of which $16.3 million was unused and available, thus reducing credit available for borrowing. These credit facilities were used as guarantees in Europe and Japan during fiscal 2008. Our foreign lines of credit are concentrated in Europe and Japan and are principally unsecured. All of our lines of credit generally provide borrowings at the bank reference rate or better, which varies depending on the country where the funds are borrowed. In addition, our domestic line of credit, which was opened on March 31, 2008, includes a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2010 and is subject to covenants related to financial ratios and tangible net worth. We are in compliance with all covenants and no amounts are outstanding on our domestic line of credit as of September 27, 2008.

9. LONG-TERM OBLIGATIONS AND CONVERTIBLE SUBORDINATED NOTES

        The components of long-term obligations are as follows (in thousands):

	Fiscal Year-end
	2008	2007
Notes payable	$—	$—
Capital leases	24	30

	24	30
Current portion	(9)	(9)

Long-term obligations	$15	$21

Notes payable

        At fiscal 2008 and 2007 year-end, notes payable consist of a capital lease obligation of less than $0.1 million.

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

10. COMMITMENTS AND CONTINGENCIES

Commitments

        We lease several of our facilities under operating leases.

        Future minimum payments under our non-cancelable leases at September 27, 2008 are as follows (in thousands):

Fiscal	Operating Leases
2009	$8,388
2010	6,207
2011	4,942
2012	3,696
2013	2,924
Thereafter	6,424

Total	$32,581

        Rent expense, exclusive of sublease income, was $10.5 million, $9.5 million and $9.4 million in fiscal 2008, 2007 and 2006, respectively. Sublease income was $0.1 million, $0.8 million and $1.4 million for fiscal years 2008, 2007 and 2006, respectively.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        As of September 27, 2008, we had total purchase commitments for inventory of approximately $15.5 million and purchase obligations for fixed assets and services of $8.2 million compared to $17.5 million of purchase commitments for inventory and $5.1 million of purchase obligations for fixed assets and services at fiscal 2007 year-end.

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

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCKHOLDERS' EQUITY

        Each outstanding share of our common stock carries a stock purchase right ("right") issued pursuant to a dividend distribution declared by our Board of Directors and distributed to stockholders of record on November 17, 1989. When exercisable, each right entitles the stockholder to buy one share of our common stock at an exercise price of $80. The rights will become exercisable following the tenth day after a person or group announces an acquisition of 20% or more of our common stock or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 20% or more of the common stock. We will be entitled to redeem the rights at $.01 per right at any time on or before the 10th day following the acquisition by a person or group of 20% or more of our common stock.

        If, prior to redemption of the rights, we are acquired in a merger or other business combination in which we are the surviving corporation, or a person or group acquires 20% or more of our common stock, each right owned by a holder of less than 20% of the common stock will entitle its owner to purchase, at the right's then current exercise price, a number of shares of common stock of Coherent having a fair market value equal to twice the right's exercise price. If we sell more than 50% of our assets or earning power or are acquired in a merger or other business combination in which we are not the surviving corporation, the acquiring person must assume the obligations under the rights and the rights will become exercisable to acquire common stock of the acquiring person at the discounted price. Unless otherwise extended by the Board of Directors, the rights will expire on December 16, 2008.

        On February 12, 2008, the Company announced that the Board of Directors had authorized the Company to repurchase up to $225 million of its common stock through a modified "Dutch Auction" tender offer and an additional $25 million of its common stock, following the completion or termination of the tender offer, under its stock repurchase program, terminating no later than February 11, 2009. On March 17, 2008, we completed our tender offer, repurchased and retired 7,972,313 shares of outstanding common stock at a price of $28.50 per share for a total of $228.2 million, including expenses. Such repurchases were accounted for as a reduction in additional paid in capital. There were no other repurchases during fiscal 2008.

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

12. EMPLOYEE STOCK OPTION AND BENEFIT PLANS

Deferred Compensation Plans

        Under our deferred compensation plans ("plans"), eligible employees are permitted to make compensation deferrals up to established limits set under the plans. Asset investments in Company-owned life insurance contracts held under the plans are recorded at the cash surrender value of the insurance contracts. Asset investments in mutual funds and cash are recorded at their respective fair values. Life insurance premiums loads, policy fees and cost of insurance that are paid from the asset investments and gains and losses from the asset investments for these plans are recorded as components of other income or expense. Increases in the obligation to plan participants are recorded

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

as operating expenses. At fiscal 2008 year-end, the cash surrender value of Company-owned life insurance contracts was $19.4 million and the fair value of mutual funds was $10.7 million. At fiscal 2008 year-end, $28.1 million was recorded as non-current other assets (see Note 7) and $2.0 million was recorded as current assets. At fiscal 2007 year-end, the cash surrender value of Company-owned life insurance contracts was $19.9 million and the fair value of mutual funds and cash balances was $13.0 million and $0.1 million, respectively. At fiscal 2007 year-end, $30.7 million was recorded as non-current other assets (see Note 7) and $2.3 million was recorded as current assets. Liabilities associated with participant balances under our deferred compensation plans are affected by individual contributions and distributions made, as well as gains and losses on the participant's investment allocation election.

Coherent Employee Retirement and Investment Plan

        Under the Coherent Employee Retirement and Investment Plan, we match employee contributions to the plan up to a maximum of 6% of the employee's individual earnings. Employees become eligible for participation on their first day of employment and for Company matching contributions after completing one year of service. Our contributions (net of forfeitures) during fiscal 2008, 2007, and 2006 were $4.8 million, $4.1 million and $4.1 million, respectively.

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

Employee Stock Purchase Plan

        We have an Employee Stock Purchase Plan ("ESPP") whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. During fiscal 2008, 2007 and 2006, a total of none, 87,191 and 188,053 shares, respectively, were purchased by and distributed to employees at an average price of none, $28.93 and $24.75 per share, respectively. At fiscal 2008 year-end, we had 224,536 shares of our common stock reserved for future issuance under the plan.

        In the second quarter of fiscal 2007, the ESPP was suspended and employee contributions made to the ESPP were returned while a voluntary review of our historical stock option practices was conducted. The ESPP was reopened on March 2, 2008 with an 8 month offering period ending October 31, 2008 and employees began making contributions during the second quarter of fiscal 2008.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

Stock Option Plans

        We have two Stock Option Plans for which all service providers are eligible participants and a non-employee Directors' Stock Option Plan for which only non-employee directors are eligible participants. The Directors' Stock Option Plan is designed to work automatically without administration, however to the extent administration is necessary, it will be performed by the Board of Directors (or an independent committee thereof). Under these three plans, Coherent may grant options to purchase up to an aggregate of 5,500,000, 6,300,000 and 689,000 shares of common stock, respectively, of which zero, 3,056,150 and 177,000, respectively remain available for grant at fiscal 2008 year-end. Employee options are generally exercisable between two and four years from the grant date at a price equal to the fair market value of the common stock on the date of the grant and generally vest 25% to 50% annually. The Company settles stock option exercises with newly issued shares of common stock. Grants under employee plans generally expire six years from the original grant date. Director options are automatically granted to our non-employee directors. Such directors initially receive a stock option for 24,000 shares exercisable over a three-year period and an award of restricted stock units of 2,000 shares. Additionally, the non-employee directors receive an annual stock option grant of 6,000 shares exercisable as to 50% of the shares on the day prior to each of the next two annual stockholder meetings. Grants under director plans expire ten years from the original grant date. In addition, each non-employee director receives an annual grant of 2,000 shares of restricted stock units that vest on the day prior to the annual stockholder meeting held in the third calendar year following the date of grant.

        In April 2008, we initiated a tender offer for non-executive officer employees related to certain discount options discovered during our voluntary review of our historical stock option practices. Discount options are options with an exercise price that is less than the fair market value of the shares underlying the option at the time of grant. The discounted options included in this offer were certain options which vested after December 31, 2004. During the tender offer period, employees had the ability to amend the exercise price per share for eligible options to the fair market value of the underlying option as of the measurement date of that option, and receive a cash payment for the difference between the discounted share price and the amended share price. This amendment was designed to allow holders of discount options to avoid certain adverse tax consequences associated with discount options. The offer expired on May 9, 2008. The incremental stock compensation expense resulting from the offer was $0.4 million which was recognized immediately as all eligible options were fully vested. We also recorded expense of $2.5 million for tax payments to be made to United States and United Kingdom tax authorities on behalf of employees in connection with these amended shares.

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

        The fair values of the Company's stock options granted to employees and shares purchased under the stock purchase plan for fiscal 2008, 2007 and 2006 were estimated using the following weighted-average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	Fiscal			Fiscal
	2008	2007	2006	2008	2007	2006
Expected life in years	3.5	4.4	4.9	0.7	0.5	0.5
Expected volatility	29.5%	34.2%	35.2%	31.9%	29.0%	33.1%
Risk-free interest rate	3.9%	4.7%	4.9%	1.8%	5.1%	4.3%
Expected dividends	none	none	none	none	none	none
Weighted average fair value	$8.78	$12.04	$12.91	$7.31	$8.43	$8.32

Stock Compensation Expense

        The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for fiscal 2008 and 2007 (in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Cost of sales	$1,893	$1,809	$1,261
Research and development	1,970	1,899	2,300
Selling, general and administrative	9,062	6,666	10,419
Income tax benefit	(3,919)	(3,204)	(5,408)

	$9,006	$7,170	$8,572

        Total stock-based compensation cost capitalized as part of inventory during fiscal 2008 was $1.3 million. $1.1 million was amortized into income during fiscal 2008, which includes amounts capitalized in fiscal 2008 and amounts carried over from fiscal 2007. Total stock-based compensation cost capitalized as part of inventory during fiscal 2007 was $1.3 million, of which $1.6 million was amortized into income in fiscal 2007, which includes amounts capitalized in fiscal 2007 and amounts carried over from fiscal 2006. As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

        At fiscal 2008 year-end, the total compensation cost related to unvested stock-based awards granted to employees under the Company's stock option and award plans but not yet recognized was approximately $7.5 million, net of estimated forfeitures of $0.5 million. This cost will be amortized on a

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

straight-line basis over a weighted-average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures.

        At fiscal 2008 year-end, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $0.1 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month.

        In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee's exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During fiscal 2008 and 2007, we recorded approximately $0.7 million and $0.1 million, respectively, of excess tax benefits as cash flows from financing activities.

        During fiscal 2008, our Board of Directors approved an extension of the exercise period to August 25, 2009 for 397,500 fully vested stock options previously granted by the Company to employees. As a result, we recorded approximately $0.5 million in compensation expense related to the stock option modification during fiscal 2008. During fiscal 2007, our Board of Directors approved an extension of the exercise period to December 31, 2007 for 210,088 fully vested stock options previously granted by the Company to employees. As a result, we recorded approximately $0.5 million in compensation expense related to the stock option modification during fiscal 2007.

        During fiscal 2008 and fiscal 2007, we recorded cash-based compensation expense of $0.6 million and $0.2 million, respectively, for cash payments to employees for options that were not able to be exercised due to the internal stock option investigation. In addition, we recorded compensation expense of $1.6 million in fiscal 2008 for tax payments to be made to United States and United Kingdom tax authorities on behalf of employees in connection with discounted options previously exercised, for the adverse tax consequences associated with these discount options. We also recorded $0.4 million in fiscal 2008 for tax payments to be made to United States tax authorities on behalf of employees in connection with shares amended to allow the holders of unexercised discount options to avoid certain adverse tax consequences associated with those discount options.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

Stock Options & Awards Activity

        The following is a summary of option activity for our Stock Option Plans for the year ended September 27, 2008 (in thousands, except per share amounts and remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 29, 2007	3,196	$29.00
Granted	851	32.50
Exercised	(643)	25.67
Forfeitures	(75)	32.99
Expirations	(449)	31.36

Outstanding at September 27, 2008	2,880	$30.31	3.0	$13,496

Vested and expected to vest at September 27, 2008	2,873	$30.31	3.0	$13,475

Exercisable at September 27, 2008	2,442	$29.99	2.6	$12,218

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock. During fiscal 2008, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company's stock option plans were $6.0 million, $0.5 million and $5.8 million, respectively, determined as of the date of option exercise.

        Under one of our Stock Option Plans, certain employees and non-employee directors are eligible for grants of restricted stock awards and/or restricted stock units. Restricted stock awards and restricted stock units are independent of option grants and are subject to restrictions. All of the shares of restricted stock outstanding at fiscal 2008 year-end are subject to forfeiture if employment terminates prior to the release of restrictions. During this period, ownership of the shares cannot be transferred. The service-based restricted awards generally vest three years from the date of grant. The performance-based restricted stock grants are subject to annual vesting over three years depending upon the achievement of performance measurements tied to the Company's internal metrics for revenue growth and EBITDA percentage and is variable, so that the number of shares earned ranged from 0% to 125% of the grant target for fiscal 2006 and range from 0% to 200% of the grant target for fiscal 2007 and fiscal 2008. For fiscal 2008 and 2007, the Company determined that the metrics have not been met, and that no shares were earned. The Company granted performance-based restricted stock units during the second quarter of fiscal 2008 which have a single vesting measurement date of November 14, 2010, which vest as to anywhere between 0% and 300% of the targeted amount based upon achievement by the Company of (a) an annual revenue threshold amount and (b) adjusted EBITDA percentage targets. Restricted stock (not including performance-based restricted stock and units) has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards and units, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. We had 341,015 shares and units of restricted stock outstanding at fiscal 2008 year-end and 261,315 shares and units of restricted stock outstanding at fiscal 2007 year-end.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

        The following table summarizes our restricted stock award and restricted stock unit activity for fiscal 2008 and 2007 (in thousands, except per share amounts):

	Number of Shares(3)	Weighted Average Grant Date Fair Value
Nonvested stock at October 1, 2005	96	$33.47
Granted	209	32.86
Vested	—	—
Forfeited	(6)	32.88

Nonvested stock at September 30, 2006	299	$33.06
Granted	8	32.23
Vested(1)	(19)	33.20
Forfeited	(27)	33.23

Nonvested stock at September 29, 2007	261	$33.02
Granted	262	28.72
Vested(2)	(79)	33.35
Forfeited	(103)	32.80

Nonvested stock at September 27, 2008	341	$29.70

    (1)
    Performance-based restricted shares earned based on achievement of goals for fiscal 2006.

    (2)
    Service-based restricted stock vested during fiscal 2008.

    (3)
    Performance-based awards and units included at 100% of target goal.

        Option activity for all plans for fiscal 2007 and 2006 is summarized as follows (in thousands, except per share amounts):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, October 1, 2005	4,789	$31.72
Options granted	511	33.28
Options exercised	(722)	27.20
Options forfeited	(95)	30.08
Options expired	(660)	53.01

Outstanding, September 30, 2006	3,823	$29.15
Options granted	25	33.87
Options exercised	(53)	24.13
Options forfeited	(99)	31.26
Options expired	(500)	33.37

Outstanding, September 29, 2007	3,196	$29.00

        At fiscal 2008 year-end, 3,233,150 options were available for future grant under all plans. At fiscal 2008 year-end, all outstanding stock options have been issued under plans approved by our shareholders.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

        The following table summarizes information about stock options outstanding at fiscal 2008 year-end:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
$18.25 - $24.90	294,581	$21.10	1.15	294,581	$21.10
$26.12 - $26.12	35,919	26.12	1.65	35,919	26.12
$26.41 - $26.41	291,000	26.41	1.98	291,000	26.41
$26.90 - $29.98	296,113	27.66	3.52	219,113	27.55
$30.54 - $30.54	3,000	30.54	1.35	3,000	30.54
$30.92 - $30.92	514,094	30.92	0.91	514,094	30.92
$30.93 - $32.23	179,550	32.07	3.69	178,050	32.07
$32.95 - $32.95	708,250	32.95	5.02	348,500	32.95
$33.18 - $34.99	249,715	33.61	3.57	249,715	33.61
$34.99 - $37.91	308,190	35.05	3.56	308,190	35.05

$18.25 - $37.91	2,880,412	$30.31	3.02	2,442,162	$29.99

        There were 2,865,401 and 2,678,349 options exercisable as of fiscal 2007 and 2006 year-ends with weighted average exercise prices of $27.99 and $28.32, respectively.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Activity in accumulated other comprehensive income (loss) related to derivatives, net of tax, held by us is as follows (in thousands):

Balance, September 30, 2006	$(135)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	37

Balance, September 29, 2007	(98)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	5

Balance, September 27, 2008	$(93)

        Accumulated other comprehensive income (net of tax) at fiscal 2008 year-end is comprised of accumulated translation adjustments of $79.2 million and net loss on derivative instruments of $0.1 million. Accumulated other comprehensive income (net of tax) at fiscal 2007 year-end is comprised of accumulated translation adjustments of $71.0 million, net loss on derivative instruments of $0.1 million and unrealized loss on available-for-sale securities of $0.2 million.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. OTHER INCOME (EXPENSE)

        Other income (expense) is as follows (in thousands):

	Fiscal
	2008	2007	2006
Foreign exchange gain (loss)	$1,965	$1,259	$(1,564)
Sublease income, net of expenses	—	810	966
Net gain on sale of assets	—	974	—
Japan consumption tax benefit(1)	3,330	—	—
Gain (loss) on investments, net	(99)	2,880	1,318
Other—net	(1,225)	(408)	104

Other income, net	$3,971	$5,515	$824

    (1)
    The Japanese consumption tax (JCT) benefit is due to a two-year exemption from the JCT registration and filing requirements.

15. INCOME TAXES

        The provision for income taxes on income before income taxes consists of the following (in thousands):

	Fiscal
	2008	2007	2006
Currently payable:
Federal	$5,956	$3,434	$3,263
State	316	542	925
Foreign	10,959	8,045	12,195

	17,231	12,021	16,383
Deferred:
Federal	(7,069)	(3,586)	(18,270)
State	1,195	(3,033)	(833)
Foreign	2,527	7,570	3,507

	(3,347)	951	(15,596)

Provision for income taxes	$13,884	$12,972	$787

        The components of income before income taxes consist of (in thousands):

	Fiscal
	2008	2007	2006
United States	$(6,222)	$(11,376)	$3,684
Foreign	43,509	40,299	42,497

Income before income taxes	$37,287	$28,923	$46,181

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

        The reconciliation of the statutory federal income tax rate related to income before income taxes to the effective rate is as follows:

	Fiscal
	2008	2007	2006
Federal statutory tax rate	35.0%	35.0%	35.0%
Valuation allowance	0.6	12.7	—
Foreign tax rates in excess (less than) of U.S. rates, net	(0.5)	11.9	(22.0)
Stock-based compensation	3.4	1.4	4.2
State income taxes, net of federal income tax benefit	1.2	(1.2)	2.3
Research and development credit	(3.1)	(19.6)	(17.4)
In-process research and development	—	2.7	—
Other	0.6	2.0	(0.4)

Provision for income taxes	37.2%	44.9%	1.7%

        The significant components of deferred tax assets and liabilities were (in thousands):

	Fiscal year-end
	2008	2007
Deferred tax assets:
Reserves and accruals not currently deductible	$24,914	$26,764
Operating loss carryforwards and tax credits	49,588	45,124
Capital loss carryforwards	1,672	24,112
Asset impairment	706	706
Other prepaids	5,753	6,833
Deferred service revenue	1,912	2,808
Depreciation and amortization	43	4,822
Inventory capitalization	1,460	1,341
Stock-based compensation	9,037	8,751
Competent authority offset to transfer pricing tax reserves	18,949	—
Other	—	1,895

	114,034	123,156
Valuation allowance	(1,672)	(24,112)

	112,362	99,044
Deferred tax liabilities:
Gain on issuance of stock by subsidiary	22,660	22,660
Depreciation and amortization	8,580	12,002
Accumulated translation adjustment	7,306	6,239
Other	9,055	7,889

	47,601	48,790

Total deferred tax assets and liabilities	$64,761	$50,254

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

        In determining our fiscal 2008, 2007 and 2006 tax provisions under SFAS No. 109, "Accounting for Income Taxes," we calculated the deferred tax assets and liabilities for each separate tax entity. We then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. We determined that a valuation allowance was appropriate for a portion of the deferred tax assets of our federal and state capital loss carryforwards at fiscal 2008, 2007 and 2006 year-ends.

        For U.S. tax purposes, we decreased our valuation allowance to $1.7 million for fiscal 2008 primarily due to the expiration of federal and state capital loss carryforwards. In addition, the valuation allowance with respect to the loss from the disposal of our Auburn facility in California was also reduced with a corresponding increase in uncertain tax positions. The valuation allowance was established based on our determination that it is more likely than not that the remaining capital loss carryforwards will not be utilized to offset capital gains prior to their expiration in fiscal years 2009 to 2011.

        The net deferred tax asset is classified on the consolidated balance sheets as follows (in thousands):

	Fiscal year-end
	2008	2007
Current deferred income tax assets	$30,121	$35,844
Current deferred income tax liabilities	(1,830)	(322)
Non-current deferred income tax assets	50,208	25,165
Non-current deferred income tax liabilities	(13,738)	(10,433)

Net deferred tax assets	$64,761	$50,254

        Federal net operating loss carryforwards of $3.6 million will expire in fiscal years 2024 to 2026. Foreign net operating loss carryforwards are $5.1 million; of which $3.9 million have no expiration date and of which $0.6 million and $0.6 million will expire in fiscal years 2017 and 2018, respectively.

        Federal capital loss carryforwards of $4.2 million will expire in fiscal years 2009 to 2011. State capital loss carryforwards of $4.2 million will expire in fiscal 2009 to 2011.

        Federal R&D credit carryforwards of $10.5 million will expire in fiscal years 2022 to 2028. California R&D credit carryforwards of $12.7 million have no expiration date.

        Federal foreign tax credit carryforwards of $13.4 million will expire in fiscal years 2012 to 2018.

        Included in the net deferred tax asset balance is $7.3 million of deferred tax liabilities related to the accumulated translation adjustment. The associated tax expenses were appropriately recorded as a part of other comprehensive income.

        The IRS is conducting an audit of our 2003 and 2004 tax returns. The IRS has issued a number of Notices of Proposed Adjustments ("NOPAs") to these returns. Among other items, the IRS has challenged our research and development credits and our extraterritorial income ("ETI") exclusion. We have agreed to the various adjustments proposed by the IRS and we believe that we have adequately provided for these exposures and any other items identified by the IRS as a result of the audit of these tax years. As part of its audit of our 2003 and 2004 years, the IRS has requested information related to our stock option investigation and we will comply with this request and address any issues that are raised in a timely manner. The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

        The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We received a NOPA from the IRS in October 2008 to decrease the amount of research and development credits generated in years 2000 and 2001. We will respond to this NOPA and intend to dispute the adjustment with the IRS through the appeals process available to us. While we believe we have adequately provided for any adjustments related to these credits that may be determined under the IRS appeals process, there exists the possibility of a material adverse impact on our results of operations in the event that this issue is resolved unfavorably to us.

        The German tax authorities are conducting an audit of our subsidiary in Göttingen and its affiliates for the tax years 1999 through 2005. We believe that we have adequately provided for any adjustments that may be proposed by the German tax authorities.

        Effective September 30, 2007, we adopted the provisions of FIN 48 and FSP FIN 48-1. Upon adoption, we recorded a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $1.4 million in accordance with the transition rules under FIN 48. We had historically classified interest and penalties and unrecognized tax benefits as current liabilities. With the adoption of FIN 48, we classify gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the consolidated balance sheets. The total amount of gross unrecognized tax benefits as of the date of adoption of FIN 48 was $44.9 million, of which $21.7 million, if recognized, would affect our effective tax rate. As of September 27, 2008, the total amount of gross unrecognized tax benefits was $51.7 million, of which $27.6 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefit was classified as non-current liabilities in the consolidated balance sheets. Our policy to include interest and penalties related to unrecognized tax benefits within the provision for income taxes did not change as a result of adopting FIN 48. As of the date of adoption, we had accrued $4.7 million for the gross interest and penalties relating to the gross unrecognized tax benefits. As of September 27, 2008, the total amount of gross interest and penalties accrued was $6.5 million, which is classified as non-current liabilities in the consolidated balance sheets.

        Management believes that it has adequately provided for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in our tax audits be resolved in a manner not consistent with management's expectations, we could be required to adjust its provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is highly uncertain, we do not believe it is reasonably possible that our unrecognized tax benefits would materially change in the next 12 months.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

        A reconciliation of the change in gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Balance, September 29, 2007	$40,116
Tax positions related to current year:
Additions	1,349
Reductions	—
Tax positions related to prior year:
Additions	4,214
Reductions	(468)
Settlements	—
Lapses in statutes of limitations	—
Reductions	—

Balance, September 27, 2008	$45,211

        A summary of the fiscal tax years that remain subject to examination, as of September 27, 2008, for our major tax jurisdictions is:

United States—Federal	1999—forward
United States—Various States	1999—forward
Netherlands	2005—forward
Germany	1999—forward
Japan	2004—forward
United Kingdom	2002—forward

        The "Emergency Economic Stabilization Act of 2008," which contains the "Tax Extenders and Alternative Minimum Tax Relief Act of 2008", was enacted on October 3, 2008. Under the Act, the federal R&D credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law will be recognized in our first quarter of FY 2009, which is the quarter in which the law was enacted. In addition to the federal legislation, California Assembly Bill 1452 was enacted on September 30, 2008. This legislation limits the California R&D credit to 50% of the California tax liability for tax years beginning on or after January 1, 2008 and before January 1, 2010. We are currently in the process of analyzing the impact of both of these new laws.

16. SEGMENT AND GEOGRAPHIC INFORMATION

        We are organized into two reportable operating segments: Commercial Lasers and Components ("CLC") and Specialty Lasers and Systems ("SLS"). CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC's primary markets include OEM components and instrumentation and materials processing. SLS develops and manufacturers configurable, advanced-performance products largely serving the microelectronics and scientific research markets. The size and complexity of many of

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

our SLS products require service to be performed at the customer site by factory-trained field service engineers.

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

        The following table provides sales and income from operations for our operating segments (in thousands):

	Fiscal
	2008	2007	2006
Net sales:
Commercial Lasers and Components	$285,239	$290,017	$272,068
Specialty Laser Systems	313,923	309,467	311,058
Corporate and other	100	1,669	1,526

Total net sales	$599,262	$601,153	$584,652

Income from operations:
Commercial Lasers and Components	$21,641	$17,015	$33,298
Specialty Laser Systems	43,927	39,479	51,832
Corporate and other	(42,976)	(45,373)	(50,464)

Total income from operations:	$22,592	$11,121	$34,666

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        The following table provides a reconciliation of our total income from operations to net income (in thousands):

	Fiscal
Reconciliation of Income From Operations to Net Income	2008	2007	2006
Total income from operations:	$22,592	$11,121	$34,666
Total other income, net	14,695	17,802	11,515

Income before income taxes	37,287	28,923	46,181
Provision for income taxes	13,884	12,972	787

Net Income	$23,403	$15,951	$45,394

Geographic Information

        Our foreign operations consist primarily of manufacturing facilities in Europe and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for fiscal 2008, 2007 and 2006 is based on the location of the end customer. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of each year.

        Sales to unaffiliated customers are as follows (in thousands):

	Fiscal
SALES	2008	2007	2006
United States	$194,349	$192,540	$185,430
Foreign countries:
Japan	128,056	131,471	143,584
Germany	106,642	92,872	96,447
Europe, other	62,623	81,028	79,679
Asia-Pacific, other	66,905	66,744	46,301
Rest of World	40,687	36,498	33,211

Total foreign countries sales	404,913	408,613	399,222

Total sales	$599,262	$601,153	$584,652

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        Long-lived assets, which include all non-current assets other than goodwill, intangibles and deferred taxes, by geographic region, are as follows (in thousands):

	Fiscal Year-end
LONG-LIVED ASSETS	2008	2007
United States	$85,481	$88,392
Foreign countries:
Germany	33,691	33,732
Europe, other	10,750	13,585
Asia-Pacific	2,093	2,187

Total foreign countries long-lived assets	46,534	49,504

Total long-lived assets	$132,015	$137,896

        For fiscal 2008, 2007 and 2006, no one customer accounted for 10% or more of total net sales.

 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Summarized quarterly financial data for the years ended September 27, 2008 and September 29, 2007 are as follows (in thousands, except per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Fiscal 2008:
Net sales	$144,296		$155,942		$157,024		$142,000
Gross profit	60,494		67,124		69,259		55,029
Net income	4,729	(1)	6,125	(2)	8,402	(3)	4,147	(4)
Net income per basic share	$0.15		$0.20		$0.36		$0.18
Net income per diluted share	$0.15		$0.19		$0.35		$0.17
Fiscal 2007:
Net sales	$147,509		$152,116		$142,608		$158,920
Gross profit	61,974		64,470		57,138		66,426
Net income (loss)	10,758	(5)	7,282	(6)	(763	)(7)	(1,326	)(8)
Net income (loss) per basic share	$0.34		$0.23		$(0.02)		$(0.04)
Net income (loss) per diluted share	$0.33		$0.23		$(0.02)		$(0.04)

(1)
The first quarter of fiscal 2008 includes $1,933 of after tax stock-related compensation expense and $2,849 of after tax expense related to litigation and our restatement of financial statements resulting from our internal stock option investigation.

(2)
The second quarter of fiscal 2008 includes $3,734 of after tax stock-related compensation expense, $1,528 of after tax expense related to litigation and our restatement of financial statements resulting from our internal stock option investigation and a tax charge of $1,394 in connection with a dividend from one of our European subsidiaries.

(3)
The third quarter of fiscal 2008 includes $2,031 of after tax stock-related compensation expense, $1,374 of after tax restructuring costs primarily related to the exit of our Auburn, California facility and $935 of after tax expense related to litigation resulting from our internal stock option investigation.

(4)
The fourth quarter of fiscal 2008 includes $1,308 of after tax stock-related compensation expense, $2,566 of after tax restructuring costs primarily related to the exit of our Auburn, California facility, the consolidation of our German DPSS manufacturing into one location in Germany and headcount reductions due to the evolving global economic situation and $184 of after tax expense related to litigation resulting from our internal stock option investigation.

(5)
The first quarter of fiscal 2007 includes $2,191 after-tax stock-based compensation expense, $1,026 of after-tax costs related to our internal stock option investigation and a $2,147 tax benefit due to reinstatement of the research and development tax credit.

(6)
The second quarter of fiscal 2007 includes $2,567 of after-tax costs related to our internal stock option investigation and litigation and $2,483 after-tax stock-based compensation expense.

(7)
The third quarter of fiscal 2007 includes an after-tax in-process research and development (IPR&D) charge of $2,200 associated with the purchase of Nuvonyx, $1,775 of after-tax costs related to our internal stock option investigation and litigation and $1,558 after-tax stock-based compensation expense.

(8)
The fourth quarter of fiscal 2007 includes a loss of $12,569 on the sale of our Auburn campus in Auburn, California, a $2,614 after-tax charge to write off unamortized capitalized deferred issuance costs associated with our convertible subordinated notes, $1,677 of after-tax costs related to our internal stock option investigation and litigation, $938 after-tax stock-based compensation expense, a capital gain of $3,566 on the sale of our Condensa building in Santa Clara, California and a $681 after-tax gain on the sales of substantially all of the net assets of our Coherent Imaging Optics Limited (CIOL) subsidiary.

 INDEX TO EXHIBITS

Sequentially Exhibit Number	Exhibit
10.16	2005 Deferred Compensation Plan
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        All other exhibits required to be filed as part of this report have been incorporated by reference. See item 15 for a complete index of such exhibits.

QuickLinks

DOCUMENT INCORPORATED BY REFERENCE
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPANY STOCK PRICE PERFORMANCE
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG COHERENT, INC., THE S&P 500 INDEX, THE S&P 500 ELECTRONICS EQUIPMENT& INSTRUMENTS INDEX AND THE S&P SMALL CAP 600 INDEX
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
SIGNATURES
POWER OF ATTORNEY
STATEMENT OF MANAGEMENT RESPONSIBILITY
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except par value)
COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Three Years in the Period Ended September 27, 2008 (In thousands)
COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
COHERENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
INDEX TO EXHIBITS