Form 10-K/A
period 2008-09-27
COHERENT INC
filed 2009-01-26
CIK 21510

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2008
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33962

COHERENT, INC.

Delaware (State or other jurisdiction of incorporation or organization)	94-1622541 (I.R.S. Employer Identification No.)
5100 Patrick Henry Drive Santa Clara, California (Address of principal executive offices)	95054 (Zip Code)
Registrant's telephone number, including area code: (408) 764-4000

Title of Class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of January 22, 2009, 24,350,880 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported on the NASDAQ Global Select Market on March 29, 2008) of Coherent, Inc., held by nonaffiliates was $387,073,039. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

 EXPLANATORY NOTE

        This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 2008 filed with the Securities and Exchange Commission for the purposes of including information that was to be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934 and to file an additional exhibit under Part IV. The Registrant will not file its proxy statement within 120 days of its fiscal year ended September 27, 2008 and is therefore amending its Annual Report on Form 10-K as set forth below to include such information.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Directors

        The names of the directors of Coherent, Inc. (the "Company") and certain information about them are set forth below.

Name	Age	Director Since	Principal Occupation
John R. Ambroseo, PhD	47	2002	President and Chief Executive Officer
John H. Hart (1)(3)	63	2000	Retired Sr. Vice President and Chief Technical Officer of 3Com Corp.
Susan M. James (2)(3)	62	2008	Consultant to Ernst & Young
Clifford Press (3)	55	2008	Managing Member of Oliver Press Partners, LLC
Garry W. Rogerson, PhD (1)(2)(3)(4)	56	2004	Chairman of the Board of Coherent; President and Chief Executive Officer of Varian, Inc.
Lawrence Tomlinson (2)(4)	68	2003	Retired Senior Vice President and Treasurer of Hewlett-Packard Co.
Sandeep Vij (1)(3)(4)(5)	43	2004	Vice President of Strategic Markets & Business Development of Cavium Networks, Inc.

(1)
Member of the Compensation and H.R. Committee.

(2)
Member of the Audit Committee.

(3)
Member of the Governance and Nominating Committee.

(4)
Member of the Special Committee.

(5)
Member of the Special Litigation Committee.

        Except as set forth below, each of our directors has been engaged in his or her principal occupation set forth above during the past five years. There is no family relationship between any of our directors or executive officers. The Board of Directors has determined that, with the exception of Dr. Ambroseo, all of its current members are "independent directors" as that term is defined in the marketplace rules of the Nasdaq Stock Market.

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

        John H. Hart.    Mr. Hart was a Fellow at 3Com Corporation, a global provider of enterprise and small-business networking solutions, from September 2000 until September 2001. In September of 2000, Mr. Hart retired as Senior Vice President and Chief Technical Officer of 3Com Corporation, a position he had held since August 1996. From the time Mr. Hart joined 3Com in September 1990 until July 1996, he was Vice President and Chief Technical Officer. Prior to joining 3Com, Mr. Hart worked for Vitalink Communications Corporation for seven years, where his most recent position was Vice President of Network Products. Mr. Hart serves on the boards of directors of Plantronics, Inc, a headset communications company and PLX Technologies, Inc., an I/O interconnect developer.

        Susan M. James.    Ms. James originally joined Ernst & Young, a global leader in professional services, in 1975, becoming a partner in 1987 and since June 2006, has been a consultant to Ernst & Young. During her tenure with Ernst & Young, she has been the lead partner or partner-in-charge for the audit work for a significant number of technology companies, including Intel Corporation, Sun Microsystems, Amazon.com, Autodesk and the Hewlett-Packard Corporation, and for the Ernst & Young North America Global Account Network. She also served on the Ernst & Young Americas Executive Board of Directors from January 2002 through June 2006. She is a certified public accountant and a member of the American Institute of Certified Public Accountants. Ms. James also serves on the Board of Directors of the Tri-Valley Animal Rescue, a non-profit that is dedicated to providing homes for homeless pets.

        Clifford Press.    Mr. Press has been a managing member of Oliver Press Partners, LLC, an investment advisory firm, since March 2005. Prior to 1986 he was employed as an investment banker at Morgan Stanley & Co., Incorporated. From 1986 to March 2003, Mr. Press was a General Partner of Hyde Park Holdings, Inc., a private equity investment firm ("HPH"). High Voltage Engineering Corporation, an industrial holding concern and a portfolio company of HPH, of which Mr. Press had been an officer and a director from 1989 to August 2004, filed petitions under Chapter 11 of the United States Bankruptcy Code in March 2004 and February 2005. Since 2001, he has been a director of GM Network Ltd., a private holding company providing Internet-based digital currency services. Mr. Press received his MA degree from Oxford University and an MBA degree from Harvard Business School.

        Garry W. Rogerson.    Dr. Rogerson has served as our Chairman of the Board since June 2007. Dr. Rogerson has been President and Chief Executive Officer of Varian, Inc., a major supplier of scientific instruments and consumable laboratory supplies, vacuum products and services, since 2002 and 2004, respectively. Dr. Rogerson served as Varian's Chief Operating Officer from 2002 to 2004, as Senior Vice President, Scientific Instruments from 2001 to 2002, and as Vice President, Analytical Instruments from 1999 to 2001. Dr. Rogerson also serves on the board of directors of Varian.

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

        Sandeep Vij.    Mr. Vij has held the position of Vice President of Strategic Markets and Business Development of Cavium Networks,  Inc., a leading provider of highly integrated semiconductor products since May 2008. Prior to that he held the position of Vice President of Worldwide Marketing, Services and Support for Xilinx Inc., a digital programmable logic device provider, from 2007 to April 2008. From 2001 to 2006, he held the position of Vice President of Worldwide Marketing at Xilinx. From 1997 to 2001, he served as Vice President and General Manager of the General Products Division at Xilinx. Mr. Vij joined Xilinx in 1996 as Director of FPGA Marketing.

        On January 5, 2009, the Company entered into an amendment to its agreement with Oliver Press Partners, LLP and certain of its affiliates ("OPP"). The agreement provides that the Board of Directors of the registrant will include Mr. Press in the slate of directors for election at the annual meeting of the stockholders to be held in 2009 and that the signatories to the agreement will not seek to call a special meeting or other actions relating to the election of directors for one year. In addition, Mr. Press agreed to submit his resignation as a director if OPP ceases to hold at least 50% of the common stock of the Company that OPP and its affiliates currently hold as a group. The settlement agreement includes certain standstill restrictions that commenced upon the execution of the settlement agreement and will expire on the first anniversary of our 2009 annual meeting if Mr. Press is elected to our board of directors at the 2009 annual meeting, or at the final adjournment of the 2009 annual meeting of stockholders if Mr. Press is not elected at our 2009 annual meeting. Under the terms of the standstill restrictions, neither OPP nor any of its affiliates may, among other things, (i) submit or encourage any other person or group to nominate directors for election to the registrant's board of directors, (ii) submit any stockholder proposals, (iii) call an annual or special meeting of stockholders, (iv) solicit proxies from stockholders of the registrant, (v) change the composition of the board of directors. The standstill restrictions contain certain exceptions that, among other things, permit OPP to seek to change the composition of our Board of Directors at the 2010 annual meeting by submitting nominees for election and to solicit proxies in favor of such nominees for the 2010 annual meeting. In addition, during the effective period of the standstill restrictions described above, OPP has agreed that it will cause any shares of our common stock that it owns to be voted in accordance with the recommendation of our Board of Directors if Mr. Press has approved and joined in any such recommendation.

Executive Officers

        The name, age, position and a brief account of the business experience of our chief executive officer and each of our other executive officers as of January 5, 2008 are set forth below:

Name	Age	Office Held
John R. Ambroseo, PhD	47	President and Chief Executive Officer
Helene Simonet	56	Executive Vice President and Chief Financial Officer
Luis Spinelli	61	Executive Vice President and Chief Technology Officer
Bret M. DiMarco	40	Executive Vice President, General Counsel and Corporate Secretary

        Please see "Directors" above for Dr. Ambroseo's biographical information.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish us with copies of all forms that they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us, and on written representations from certain reporting persons that no other reports were required for such persons, we believe that, during fiscal 2008, our officers, directors and greater than ten percent stockholders complied with all applicable Section 16(a) filing requirements, except that Oliver Press Partners LLC filed its Form 3 in August 2008 and it was originally due in March 2008.

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

        Stockholders may request free printed copies of our worldwide Business Conduct Policy from:

Coherent, Inc.
Attention: Investor Relations
5100 Patrick Henry Drive
Santa Clara, California 95054

Audit Committee Information

        The Board has determined that directors James, Tomlinson and Rogerson are "audit committee financial experts" as that term is defined in Item 401(h) of Regulation S-K of the Securities Act of 1933, as amended. All of the members of the Audit Committee are "independent" as defined under rules promulgated by the SEC and qualify as independent directors under the marketplace rules of the Nasdaq Stock Market.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

  Our Executive Compensation Philosophy

        Our executive compensation programs are designed to provide strong alignment between executive pay and performance and to focus executives on making policies and decisions that enhance Coherent's stockholder value over time. As we explain further below, the Compensation and H.R. Committee is highly focused on having a significant portion of our executive officers' compensation tied to achieving certain performance goals. Accordingly, our objectives are to:

  •
  Ensure that the executive team has clear goals and accountability with respect to our financial performance;

  •
  Attract, motivate and retain talented executives who are responsible for the success of our company by maintaining a total compensation program that is competitive with the prevailing practices in our industry;

  •
  Provide market levels of pay for meeting target performance expectations, with above market pay for performance above target and below market pay for performance below target;

  •
  Be mindful in our design of an executive compensation structure of both our historical practices, as well as the evolving practices in our industry as well as the broader high technology industry;

  •
  Promote our culture of integrity by properly rewarding appropriate risk taking, while not promoting excessive risk taking;

  •
  Benchmark pay practices including and beyond the photonics industry to recognize that we face competitors ranging from smaller to larger enterprises in the broader high technology market; and

  •
  Prudently utilize discretion to make awards that differ from the defined pay structure, as warranted, to recognize exceptional circumstances and performance.

        Throughout this Proxy Statement, our chief executive officer and chief financial officer during fiscal 2008, as well as the other individuals who are included in the Fiscal 2008 Summary Compensation Table, are referred to as our "Named Executive Officers."

  Compensation and H.R. Committee Operations and Decision Making

        The committee held ten (10) meetings in fiscal 2008. Typically, the committee has considered Named Executive Officer base salary and other compensation during March or April of each fiscal year, but beginning in fiscal 2009, will be reviewing such compensation during the first fiscal quarter.

  Role and Authority of Our Compensation and H.R. Committee

        During fiscal 2008, the Compensation and H.R. Committee of the Board of Directors consisted of Messrs. Hart (Chair) and Vij and Dr. Rogerson. Each of these individuals qualifies as (i) an "independent director" under the requirements of The NASDAQ Stock Market, (ii) a "non-employee director" under Rule 16b-3 of the Securities Exchange Act of 1934 (the "1934 Act"), (iii) an "outside director" under Section 162(m) of the Code and (iv) an "independent outside director" as that term is defined by RiskMetrics Group, formerly Institutional Shareholder Services.

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

        Our Compensation and H.R. Committee has adopted a charter, a copy of which may be found on our website at "www.coherent.com"—"Company"—"Corporate Governance." The committee reviews its charter annually and, where appropriate, revises it accordingly.

        The committee may meet with or without management present, at its discretion. The committee regularly conducts an executive session without management present. The objective of these sessions is to enable the committee to discuss compensation issues without those who will be affected by the decisions in attendance.

  Role of Executive Officers in Compensation Decisions

        The Compensation and H.R. Committee regularly meets with Dr. Ambroseo, our chief executive officer, to obtain recommendations with respect to the compensation programs, practices and packages for our Named Executive Officers other than Dr. Ambroseo. Additionally, Ms. Simonet, our executive vice president and chief financial officer, and Mr. DiMarco, our executive vice president and general counsel are regularly invited to meetings of the committee or otherwise asked to assist the committee. During fiscal 2008, Mr. Victor, our former executive vice president, human resources also regularly attended the committee's meetings. The assistance of these individuals includes providing financial information and analysis for the committee and its compensation consultants, taking minutes of the meeting or providing legal advice, the development of compensation proposals for consideration, and providing insights regarding our employees (executive and otherwise) and the business context for the committee's decisions. Named Executive Officers will attend portions of committee meetings when requested, but will leave the meetings as appropriate when matters which will potentially affect them personally are discussed. From time to time, outside legal counsel attends committee meetings. The Compensation and H.R. Committee makes decisions regarding Dr. Ambroseo's compensation without him present.

  Role of Compensation Consultants

        In fiscal 2008, the Compensation and H.R. Committee engaged Farient Advisors ("Farient") as its compensation consultants. Farient was retained to comprehensively review and analyze our executive compensation program and to make recommendations for fiscal 2008 compensation. Farient serves at the discretion of the committee and does no other work for the Company unless it was expressly authorized by the committee. Since their retention, Farient has not done any work for the Company other than its work with the committee. The committee believes that it is critical for its compensation consultant to meet with management, especially our chief executive officer to obtain their perspectives on the context for decision-making and impact of compensation recommendations.

        The Board of Directors also determined that a separate consultant was needed for Board-related compensation to avoid any perceived conflict of interest for the committee's advisor, Farient. Mr. DiMarco, our general counsel and corporate secretary, on behalf, and at the direction, of the Board, retained Compensia, Inc. ("Compensia") to provide a comprehensive review on compensation for membership on the Board and its committees. Following a recommendation from Compensia, during fiscal 2008, the Board determined the compensation to be paid for service on special committees, including the Special Committee and the Special Litigation Committee. Additionally, during fiscal 2008, Compensia provided recommendations to the Board with regards to its non-equity compensation, which was adopted by the Board in September, 2008 and effective in fiscal 2009.

        The table below illustrates director compensation for fiscal 2009:

Position	Annual Retainer(1)
Board Member	$40,000
Board Chair	$16,000
Audit Committee Chair	$34,000
Compensation and H.R. Comm. Chair	$16,000
Governance & Nominating Comm. Chair	$10,750
Audit Committee member (non-Chair)	$12,500
Compensation and H.R. Committee member (non-Chair)	$8,500
Governance and Nominating Committee member (non-Chair)	$6,500

(1)
The annual retainer is paid quarterly in equal installments.

        Additionally, Coherent participates in and maintains a subscription to the Radford Executive Compensation Survey. This survey provides benchmark data and overall practices reports to assist the Company with regards to employees generally. Such data includes executive compensation data and is presented from time to time to the committee at its request.

  Pay Positioning Strategy and Benchmarking of Compensation

        Coherent has striven to position the midpoint of its target compensation ranges near the 50th percentile of its peers, resulting in targeted total compensation that is competitive within our labor market for performance that meets the objectives established by the committee. An individual's actual salary, non-equity incentive compensation opportunity and equity compensation may fall below or above the target position based on the individual's experience, seniority, skills, knowledge, performance and contributions. These factors are weighed individually by the committee in its judgment, and no one factor takes precedence over others nor is any formula used in making these decisions. The chief executive officer's review of the performance of his direct reports is carefully considered by the committee in making individual pay decisions. Actual realized pay will be higher or lower than the targeted amounts for each individual based primarily on Company performance.

        In analyzing our executive compensation program relative to this target market positioning, the committee reviewed information provided by its independent compensation consultant, which includes an analysis of data from peer companies' proxy filings with respect to similarly situated individuals at the peer companies and from multiple compensation survey sources, including a broad cross-section of technology companies of similar size to Coherent from the Radford Executive Compensation Survey and survey data provided by Salary.com. For pay decisions made in fiscal 2008, Farient recommended that the committee approve modifications to the group of peer companies for conducting compensation analyses from proxies to better reflect the Company's size, strategy and business. For fiscal 2008, the peer companies were Adaptec Inc., Altera Corporation, Axcelis Technologies, Inc., Cirrus Logic, Inc., Cymer Inc., Cypress Semiconductor, Integrated Device Technology, FEI Company, JDS Uniphase, Lam Research, Linear Technology, Newport Corporation, Novellus Systems, Plantronics Inc., PMC-Sierra, Inc. and Trimble Navigation Limited.

        The committee reviews and updates, if necessary, the peer group used for proxy analyses annually to ensure that the comparisons are meaningful. Several factors are considered in selecting the peer group, the most important of which are:

  •
  Industry (primarily companies in the Electronic Equipment and Semiconductor sub-industry classifications defined by the Global Industry Classification Standard (GICS) system);

  •
  Revenue level (as a proxy for complexity) (primarily companies with between $200 million and $2 billion in revenues); and

  •
  Geographic location (technology markets, primarily in the Bay Area).

        The committee's perspective is that companies that meet these criteria are the most likely competitors for executive talent in our labor markets.

        For fiscal 2009, Farient recommended that the committee modify the group of peer companies for conducting compensation analyses based on the factors above to better reflect the Company's size, strategy and business. Following these recommendations, the committee removed Adaptec, Inc., Cirrus Logic, Inc., Cypress Semiconductor Corp., Lam Research Corp. and Novellus Systems, Inc. and added FLIR Systems, Inc. and GSI Group, Inc. to the peer group for fiscal 2009. The committee also was mindful and took into consideration the recent policy update by RiskMetrics with regards to the formulation and use of peer groups and the relative size of peers, although the peer group selected is not confined to the Global Industrial Classification System (GICS) code for Coherent.

  Components of Compensation

        The principal components of Coherent's executive officer compensation and employment arrangements during fiscal 2008 included:

  •
  Base salary;

  •
  Variable cash incentive payments;

  •
  Long-term equity awards through time-based stock options;

  •
  Long-term equity awards through time-based restricted stock units;

  •
  Long-term equity incentive awards through performance-based restricted stock units;

  •
  Change of control protection through participation in our Change of Control Plan;

  •
  Retirement savings matching benefits provided under a 401(k) plan and under a deferred compensation plan;

  •
  Executive perquisites; and

  •
  Benefit programs generally available to other employees.

        These components were selected because the committee believes that a combination of salary, incentive pay, benefits and perquisites is necessary to help us attract and retain the executive talent on which Coherent's success depends and in recognition of some of the benefits which have historically been available to executives at the Company. The variable components are structured to allow the committee to reward performance throughout the fiscal year and to provide an incentive for executives to appropriately balance their focus on short-term and long-term strategic goals. The fixed components, including salary, benefits and perquisites, are structured to provide a minimum level of security for our executives relative to their day-to-day spending needs and long-term needs for income and are intended to be competitive with the levels of base income that each executive could receive from similar employment at other companies. The committee believes that, when taken together, these components are effective in achieving the objectives of our compensation program and philosophy and are reasonable relative to our strategy of managing total compensation near the 50th percentile of market practices.

        The committee annually reviews the entire compensation program with the assistance of Farient, its independent compensation consultant. The committee reviews change in control protections every two years upon renewal of the plan. However, the Compensation and H.R. Committee may at any time review one or more components as necessary or appropriate to ensure such components remain competitive and appropriately designed to reward performance. In setting compensation levels for a particular Named Executive Officer, the committee considers both individual (as described above) and corporate factors.

        As a result of the Company's historical equity grant review, the committee did not make any equity grants to the Named Executive Officers during fiscal 2007. During fiscal 2008, the committee made three types of grants to the Named Executive Officers: (a) an option grant to address missed cycle grants in fiscal 2007, (b) a grant of time-based restricted stock units and (c) as part of the committee's focus on tying a significant portion of the Named Executive Officers' compensation to performance criteria, performance-based restricted stock units which will vest (assuming achievement of the performance metrics) in November, 2010 (as discussed more fully below).

  Base Salary and Variable Non-Equity Incentive Compensation

  Base Salary

        Coherent provides base salary to its Named Executive Officers and other employees to compensate them for services rendered on a day-to-day basis during the fiscal year. The Compensation and H.R. Committee reviewed information provided by its independent compensation consultant with respect to similarly situated individuals at the peer companies to assist it in determining base salary for each Named Executive Officer. In addition, the committee considers each individual's experience, skills, knowledge and responsibility. In reviewing each Named Executive Officer other than the chief executive officer, the committee also considers such individual's performance review provided by the chief executive officer. With respect to the chief executive officer, the committee additionally considers the performance of Coherent as a whole.

        During Coherent's voluntary internal review of its historical equity grants, the Compensation and H.R. Committee determined not to consider changes to the compensation of the Named Executive Officers until that review was completed. Accordingly, in the fourth quarter of fiscal 2007, following the announcement of the completion of the Special Committee's internal review, the Compensation and H.R. Committee asked Farient to review executive officer compensation. Farient noted that Mr. DiMarco's base salary was below the 50th percentile of the peer group and recommended to the committee that it increase his annual base salary from $250,000 to $300,000, which put his base salary slightly below the 50th percentile, but brought his overall direct cash compensation (including incentive-

based cash compensation) to approximately the 50th percentile. The Compensation and H.R. Committee approved that recommendation and Mr. DiMarco's salary increase was effective in the first quarter of fiscal 2008.

        In the third quarter of fiscal 2008, the committee again reviewed the base salaries of the Named Executive Officers. Farient provided an extensive overview and analysis of the benchmarked data and comparative results for the base salaries of our Named Executive Officers. In reviewing the base salaries of the Named Executive Officers, the Compensation and H.R. Committee determined that increases were appropriate for Dr. Ambroseo, Ms. Simonet and Mr. Spinelli. Given the adjustment made to Mr. DiMarco's salary during the fourth quarter of the prior fiscal year, the committee determined that he was compensated at the 50th percentile and, therefore, no further adjustment was needed at that time. Additionally, given that Mr. Victor had previously announced his retirement effective in January 2009, no adjustment to base salary was warranted. The following table illustrates the base salary adjustments (rounded) approved by the committee during the third fiscal quarter of 2008:

Name	Prior Salary	Increase	New Salary
John Ambroseo	$548,000	$32,000 or 6%	$580,000
Helene Simonet	$352,000	$18,000 or 5%	$370,000
Luis Spinelli	$251,000	$5,000 or 2%	$256,000

        During the first quarter of fiscal 2009, upon management's recommendation, the committee determined not to increase salaries for fiscal 2009. Prior to making this determination the committee discussed management's recommendation with Farient, which agreed with the recommendation.

  Variable Non-Equity Incentive Compensation

        To focus each executive officer on the importance of the performance of Coherent, a substantial portion of each individual's potential short-term compensation is in the form of variable incentive pay that is tied to achieving goals established by the Compensation and H.R. Committee. In fiscal 2008, Coherent maintained one incentive cash program under which executive officers were eligible to receive bonuses: the 2008 Variable Compensation Plan ("2008 VCP"). In the first quarter of fiscal 2008, the Compensation and H.R. Committee amended the Company's Productivity Incentive Plan ("PIP") to remove executive officers (including the Named Executive Officers) from being eligible participants for awards under PIP. Going forward, the committee felt that PIP was not a material part of compensation for the Named Executive Officers and that it would be administratively more effective to have the variable cash incentive compensation for Named Executive Officers under a single plan.

  2008 VCP

        The 2008 VCP was designed to promote the growth and profitability of Coherent. It provided incentive compensation opportunity in line with targeted market rates to our Named Executive Officers who are critical to the successful development and attainment of the Company's business objectives. Under the 2008 VCP, participants were eligible to receive quarterly bonuses if specific performance goals set by the committee at the beginning of the year were achieved. The Compensation and H.R. Committee established these goals when it adopted the 2008 VCP during the first quarter of fiscal 2008. In setting the performance goals, the Compensation and H.R. Committee assessed the anticipated difficulty and relevant importance to the success of Coherent of achieving the performance goals.

        The actual awards (if any) payable for each quarter varied depending on the extent to which actual performance met, exceeded or fell short of the goals approved by the committee. The 2008 VCP established goals tied to achieving varying levels of quarterly revenue and pre-tax profit goals. The committee determined that the targeted goals for the 2008 VCP would be (i) at least 80% of the budgeted quarterly revenue set forth in the Company operating plan and (ii) at least 80% of the Company's budgeted profit before taxes, as adjusted for extraordinary items, such as the fiscal impact of stock option expensing under FASB 123(R), stock investigation costs and litigation related thereto, impairment or restructuring charges, and the impact of significant acquisitions (the "PBIT Target"). Therefore, to have a minimum payout under the 2008 VCP, the Company would have to meet or exceed, on a quarterly basis, 80% of (i) budgeted revenue and (ii) the PBIT Target, both as measured against the Board-approved Company operating plan. Assuming each of the thresholds were met, the amount each participant received could fluctuate between 0% (for less than 80% of the PBIT Target) and 200% (for 120% or higher achievement of the PBIT Target) of the targeted amount for each quarter as follows:

PBIT Target Achievement	Payout Modifier
Less than 80%	0%
80%	50%
85%	62.5%
90%	75%
95%	87.5%
100%	100%
105%	125%
110%	150%
115%	175%
120%	200%

        If Coherent failed to meet at least 80% of the goal for each of the targets for a particular quarter, the participant would not receive any bonus for that particular quarter. As noted above, the committee set these performance goals to focus the management team on increasing the performance of the Company through meeting quarterly revenue targets and maximizing pretax profits. The committee and Farient chose to focus on revenue growth and pretax profits so that the executive management was incentivized to deliver the type of growth which benefits our stockholders, namely increasing sales and profitability. The specific goals used to determine 2008 VCP awards in each quarter included detailed information on the Company's cost structure and business plans and are therefore considered confidential business information, the disclosure of which could result in competitive harm. Based on a review of past performance goals and the goals for fiscal 2008, the committee believes that the goals were reasonably difficult to achieve, as demonstrated by the fact that the Company did not achieve all of the targets set by the committee for fiscal 2008, resulting in a payout less than the targeted amount. Additionally, in approving the 2008 Variable Compensation Plan in the first quarter of fiscal 2008, the committee, upon recommendation of Farient, determined that the amount each participant may receive can fluctuate between 0 and 200% of the targeted amount. The committee determined to, as compared to the fiscal 2007 Variable Compensation Plan, increase the cap from 150% to 200% and to decrease the achievement threshold from 90% to 80% to reflect the volatile nature of quarterly performance results in technology companies and to be consistent with peer pay practices.

        The table below describes for each Named Executive Officer under the 2008 Variable Compensation Plan (i) the target percentage of base salary, (ii) the potential award range as a percentage of base salary, and (iii) the actual award earned for fiscal 2008.

Named Executive Officer	Target Percentage of Base Salary	Payout Percentage Range of Base Salary	Actual Award(1)	Actual Award Percentage of Base Salary(2)(3)
John Ambroseo	100%	0-200%	$534,621	94.8%
Helene Simonet	70%	0-200%	$239,649	66.4%
Bret DiMarco	50%	0-200%	$143,275	47.8%
Luis Spinelli	50%	0-200%	$120,635	47.6%
Ron Victor	50%	0-200%	$114,567	47.8%

(1)
Reflects amounts earned during fiscal year 2008.

(2)
This reflects the aggregate quarterly bonuses earned by the Named Executive Officers for fiscal year 2008 under the 2008 Variable Compensation Plan.

(3)
As seen in the plan-based award table below, no payments were made for the fourth fiscal quarter under the 2008 Variable Compensation Plan as the Company did not achieve the minimum performance requirements.

  Long-Term, Equity-Based Incentive Awards

        Equity-based awards are made to our employees, including the Named Executive Officers, under Coherent's 2001 Stock Plan. The goal of our equity-based award program is to provide employees and executives the perspective of an owner with a stake in the success of Coherent, thus further increasing alignment with our stockholders. Coherent's long-term incentive program may include the grant of stock options, time-based restricted stock and/or incentive-based restricted stock.

        When making its compensation decisions, the committee reviews the comprehensive compensation overview prepared by Farient which reflects potential realizable value under current short and long term compensation arrangements for the Named Executive Officer.

  Fiscal 2008 Awards

        During several meetings over the first and second quarters of fiscal 2008, the committee met with Farient to discuss the design of an appropriate long-term, equity based incentive award program. The committee determined to base the program largely on restricted stock units, given the option grants made to certain employees (including certain Named Executive Officers) during the first quarter of fiscal 2008. In particular, during the second quarter of fiscal 2008, the committee determined to have a 50-50 split between time-based and performance-based restricted stock units in its grants to Named Executive Officers, with the performance-based grants having a multiplier dependent upon achieving performance goals. In reviewing and determining the performance goals to utilize in the grants, the committee focused on two elements: the publicly announced adjusted EBITDA as a percentage of sales goals and a minimum gross revenue achievement. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization and certain other non-operating income and expense items and other items, such as the fiscal impact of stock option expensing under FASB 123(R), stock investigation costs and litigation related thereto, impairment or restructuring charges, and the impact of significant acquisitions.

        The committee strongly believed that at least half of the long-term equity-based awards to the Named Executive Officers should be tied through cliff vesting to these announced goals, so that the individuals who can significantly impact the Company's performance are incentivized to achieve or exceed these targets. The vesting of the performance-based grants vary from 0-300% of the base-line performance grants and achievement will be measured in the first quarter of fiscal 2011—the adjusted EBITDA and the revenue threshold are both measured against the full fiscal year 2010 results. The performance targets are structured so that the grant recipients, including the Named Executive Officers, are strongly incentivized to take the necessary operational steps to drive adjusted EBITDA improvement. The measurement for the performance grants is for adjusted EBITDA for the entire fiscal year 2010, rather than the announced adjusted EBITDA goals which are measured for exiting fiscal year 2010 to measure the recipient's entire year's performance. The revenue threshold selected represents a dollar amount which would be the highest annual revenue ever achieved by the Company. Given the current economic conditions, it is unlikely the Company will be able to achieve this revenue threshold. By way of illustration, in the case that the Company met its adjusted EBITDA goals, but did not achieve the revenue threshold, none of the performance-based restricted stock units would vest. The committee continues to believe that these targets are difficult to achieve, especially given the included required minimum revenue threshold. The time-based grants vest in three equal annual installments from the date of grant. The specific goals used to determine the achievement of the performance vesting requirements include detailed information on the Company's cost structure and business plans and are therefore deemed confidential business information, the disclosure of which could result in competitive harm.

        The following table reflects the grants and ranges for the Named Executive Officers for the time and performance-based restricted stock unit grants during fiscal 2008:

        Restricted Stock Unit Grants to Named Executive Officer During Fiscal 2008:

Named Executive Officer	Time-Based RSU Grants	Potential Range for Performance-Based RSU Grants, depending upon achieving performance metrics
John Ambroseo	22,500	0-67,500
Helene Simonet	12,500	0-37,500
Bret DiMarco	10,000	0-30,000
Luis Spinelli	5,000	0-15,000

        In the first quarter of fiscal 2008, upon the recommendation of Farient, the committee granted stock options to certain employees, including certain of the Named Executive Officers. These grants were made following the conclusion of the voluntary stock option review and in recognition of the fact that no long-term incentive compensation was provided during fiscal 2007. Stock options were selected as the equity vehicle for grant since they create an incentive to enhance stockholder value, help to retain valuable talent through vesting provisions, and were available for grant during the period that the Company was not current in its reporting obligations. Grants to selected individuals, including Dr. Ambroseo, Ms. Simonet, and Mr. DiMarco included both a market-based portion tied to competitive pay practices and an above market portion provided to recognize the extraordinary contributions of these individuals during the stock option review process and to encourage their retention. These grants featured a shorter vesting period than our traditional grants (18 months rather than three years) to recognize that the grants would have been made at the beginning of the year rather than after year end absent the stock option review process.

  Performance Outcomes of Prior Awards

        During the third quarter of fiscal 2006, the Compensation and H.R. Committee adopted a performance-based restricted stock program for certain employees of the Company, including the Named Executive Officers. The restricted stock grants were subject to annual vesting over three years depending upon the achievement of performance measurements tied to Coherent's internal metrics for revenue growth of a range of approximately 5-12% and adjusted EBITDA of approximately 16-20% as a percentage of sales. The committee felt that a three year goal of revenue and adjusted EBITDA as a percentage of sales improvements were the correct goals for incentivizing the management team. The committee set these goals so that they were challenging to achieve. The vesting of the restricted stock was variable, so that the number of shares earned could range from 0% to 125% of the grant target for fiscal 2006 and 0% to 200% of the grant target for fiscal 2007 and fiscal 2008. In addition, the aggregate shares of restricted stock were to be awarded on a staggered basis as follows: 25% in 2006, 35% in 2007 and 40% in 2008. Given the variability, the range of the aggregate number of shares of restricted stock which could be earned by the Company's Named Executive Officers over the three year period was as follows: Dr. Ambroseo—0-52,562 shares; Ms. Simonet—0-24,468 shares; Mr. Spinelli—0-10,875 shares; Mr. Victor—0-6,706 shares and Mr. DiMarco—0-5,981 shares. Based on the revenue growth and adjusted EBITDA percentage for fiscal 2007 and 2008, no shares under the program vested in fiscal 2008 or fiscal 2009.

  Remedial Actions Related to the Historical Equity Grant Investigation

        During the second quarter of fiscal 2008, the committee reviewed a series of option grants which were due to expire unexercised due to the Company not being current with respect to its voluntary stock option review. Options representing an aggregate of 416,075 shares were due to expire in April 2008, of which 387,500 were held by Dr. Ambroseo, Ms. Simonet and Messrs. Spinelli and Victor. None of the foregoing grants had incorrect original grant dates. The committee determined to extend the expiration date for such grants by fifteen months, which was approximately equivalent to the period during which such option holders were prohibited from exercising their options.

        During the third quarter of fiscal 2008, the committee reviewed the Internal Revenue Code Section 409A ("Section 409A") liability faced by Mr. Spinelli related to his exercise in calendar year 2006 of a misdated option grant. Mr. Spinelli is the only Named Executive Officer who had any potential Section 409A liability related to the exercise of misdated options. The committee approved the Company reimbursing Mr. Spinelli for his tax obligations (approximately $54,000) under Section 409A as a result of his exercise. Further, in June 2008, the committee authorized the Company to amend two of Mr. Spinelli's stock options (the "Spinelli Options") to increase the exercise prices of such options: an option to purchase 5,058 shares of Coherent common stock was amended to increase the exercise price from $19.77 to $24.90, and an option to purchase 14,942 shares of Company common stock was amended to increase the exercise price from $19.77 to $24.90. Because the Spinelli Options were originally granted with a per share exercise price less than the fair market value of a share of

Company common stock on the date of grant, such options may be subject to adverse tax consequences under Section 409A of the Internal Revenue Code of 1986, as amended. The Internal Revenue Service promulgated special transition rules to protect taxpayers from the adverse tax consequences of Section 409A by permitting certain holders of discounted options to amend such option to increase the exercise price to the fair market value of the common stock on such options' original grant date, so long as such amendment occurs by December 31, 2008. Therefore, the committee authorized the amendments to the Spinelli Options described above to avoid adverse tax consequences under Section 409A to Mr. Spinelli. In addition, in order to compensate Mr. Spinelli for the loss of the built-in value associated with increasing the exercise prices of the Spinelli Options, the committee authorized a cash payment to Mr. Spinelli of $107,730, which equals approximately 105% of the built-in loss of value of the Spinelli Options. Such payment was made on the Company's first payroll date in calendar 2009, less applicable withholdings.

        The Compensation and H.R. Committee has reviewed the number of option grants which expired unexercised held by Dr. Ambroseo, Ms. Simonet and Messrs. Spinelli and Victor. At this time, the committee has not reached a conclusion as to whether or not any remedial payments or actions will be taken with regards to such grants or, to the extent remedial payments or actions are taken, how the value of such expired options should be measured.

  Employee Stock Option Tender Offer

        In April 2008, the Company initiated a tender offer related to certain discount options held by non-executive employees discovered during our voluntary review of our historical stock option practices. Discount options are options with an exercise price that is less than the fair market value of the shares underlying the option at the time of grant. The discounted options included in this offer were certain options which vested after December 31, 2004. During the tender offer period, non-executive employees had the ability to amend the exercise price per share for eligible options to the fair market value of the underlying option as of the measurement date of that option, and receive a cash payment for the difference between the discounted share price and the amended share price. This amendment was designed to allow holders of discount options to avoid certain adverse tax consequences associated with discount options. The offer expired on May 9, 2008.

  Equity Award Practices

        Our broad-based employee stock option program is designed to promote long-term retention and recognize individual performance. Participation is driven by the annual review process. Guidelines are based on competitive market practice for grants for new hires, promotions, and ongoing performance-related grants. Typically, an employee may be offered an option or restricted stock grant upon beginning employment and may be eligible for periodic grants thereafter. The size of grants (and eligibility for the same) is influenced by the prevailing guidelines and the individual's performance or particular requirements at the time of hire. Employees, including the Named Executive Officers, are also eligible to participate in our Employee Stock Purchase Plan.

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

  •
  The Compensation and H.R. Committee has delegated authority to the equity grant committee, consisting of our chief executive officer and our chief financial officer, to meet on the second Friday of any particular month (only if such date is in an open trading window) to make equity grants consistent with previously approved guidelines to non-executive officer service providers; and

  •
  Neither committee may grant equity awards by written consent.

        During fiscal 2008 equity grants were only made by the Compensation and H.R. Committee.

  Stock Grant Policies

        The Board of Directors and/or the Compensation and H.R. Committee annually considers a "burn rate" which the annual grants of equity awards under the 2001 Stock Plan will not exceed. "Burn rate" is the potential dilution of common shares outstanding if all new equity grants are vested and/or exercised, expressed as a percentage of common shares outstanding.

        Due to the historical stock option investigation no burn rate target was set for fiscal 2007. Only two non-executive officers received option grants during fiscal 2007 and, therefore, the fiscal year "burn rate" was only 0.11%.

        In fiscal 2008, the Compensation and H.R. Committee granted an aggregate of 1,029,650 shares subject to options, and time-based and performance-based (at 100% target) restricted stock units representing 3.26% of Coherent's outstanding common stock as of February 28, 2008 (excluding automatic grants to directors under the Director Option Plan). Given the limited grants made in fiscal 2007, the committee, upon recommendation of Farient, believed that the increase to the annual burn rate was warranted. Since those grants, Coherent has also completed a large stock repurchase so that the outstanding shares of Coherent were reduced to 24,191,115 as of September 27, 2008. The committee has approved a burn rate of 3.3% for fiscal 2009. With the assistance of Farient, the committee has reviewed this burn rate relative to peer practices and guidance from RiskMetrics and found that the total dilution was consistent with the median of peer practices and complied with the RiskMetrics guidelines.

        In general, we issue only nonqualified stock options to employees and executives, although we have issued incentive stock options in the past. In the last few years, we have typically granted options subject to either two or three year vesting, with an equal tranche vesting on each of the applicable calendar anniversaries following the grant date. These grants typically have a life of six years. As noted above, in the grants made in the first quarter of fiscal 2008 which vest over 18 months due to the delay in granting, the committee determined that in order to have an immediate significant retention impact, the grants were made with half of the shares vesting in each of April 2008 and April 2009 subject to continued service through such dates.

  Deferred Compensation

        Executive officers are eligible to participate in our 401(k) Retirement Plan on the same terms as all other U.S. employees. Our 401(k) Retirement Plan is a tax-qualified plan and therefore is subject to certain Internal Revenue Code limitations on the dollar amounts of deferrals and Company contributions that can be made to plan accounts. These limitations apply to our more highly-compensated employees (including the Named Executive Officers).

        Coherent maintains a Deferred Compensation Plan for executive management personnel and certain former members of the board of directors. Formerly a number of non-executive employees were eligible to participate in the plan. The purpose of the Deferred Compensation Plan is to permit eligible participants the option to defer receipt of compensation pursuant to the terms of the plan. The Deferred Compensation Plan permits participants to contribute, on a pre-tax basis, up to 75% of their base salary earnings, up to 100% of their bonus pay and commissions and up to 100% of directors' annual retainer earned in the upcoming plan year. Plan participants may invest deferrals in a variety of different deemed investment options. To preserve the tax-deferred status of deferred compensation plans, the IRS requires that the available investment alternatives be "deemed investments." Participants do not have an ownership interest in the funds they select; the funds are only used to measure the gains or losses that are attributed to the participant's deferral account over time. The participant's deferrals and earnings are reflected on Coherent's financial statements and remain, respectively, a general asset and unfunded liability of the Company. Participants have the status of unsecured creditors of Coherent with respect to the payment of plan benefits. Separate distribution elections are made by the plan participant for each plan year and include lump sum payment, annual installments and future year scheduled in-service withdrawals.

        At our discretion, we may provide for contributions in excess of the Internal Revenue Code limit to qualified 401(k) plans to be made to the non-qualified deferred compensation plan. The calculation for this non-qualified plan contribution is 6% of eligible compensation (as defined by the 401(k) qualified plan) less the 401(k) qualified plan match limit. In fiscal year 2008, a contribution was made to the non-qualified deferred compensation plan for certain Named Executive Officers for plan year 2007. These amounts are reflected in both the Summary Compensation Table under "Other Compensation" and in the "Non-Qualified Deferred Compensation Table" below.

        The committee considers the Deferred Compensation Plan to be a reasonable and appropriate program because it allows the Named Executive Officers and members of the Board to accumulate retirement benefits at a rate, relative to their overall income, that is comparable to the rate that other employees are able to accumulate retirement benefits, and promotes executive officer retention by offering a deferred compensation plan that is comparable to and competitive with what is offered by our peer group of companies.

  Change in Control and Severance Plan

        We have adopted the Change in Control and Severance Plan (the "change in control plan") which provides certain benefits in the event of a change in control of Coherent for certain employees, including each of our Named Executive Officers. Benefits are provided under this plan if there is a tender offer or merger resulting in Coherent being acquired by another company or entity and within two years thereafter the executive's employment is subsequently terminated without cause or is voluntarily terminated following a constructive termination. The committee and our Board of Directors believe that the prospect of such a change in control would likely result in our executive officers facing personal uncertainties and distractions as to how a change in control might affect them. The committee believes that including our Named Executive Officers in the plan allows them to focus solely on the best interests of our stockholders in the event of a possible, threatened or pending change in control, and encourages them to remain with Coherent despite the possibility that a change in control might affect them adversely. This change in control plan therefore serves as an important retention tool to ensure that personal uncertainties do not dilute our executive's complete focus on promoting stockholder value. The change in control plan was amended in fiscal 2009 for Section 409A-related matters and other administrative matters. In calendar year 2009 the change in control plan will come up for review and potential renewal by the committee.

        With respect to our chief executive officer, Dr. Ambroseo, the change in control plan provides that in the event that plan benefits plus any other benefits considered parachute payments under the Internal Revenue Code, equal or exceed 3.54 times his "base amount" (as determined under Internal Revenue Code Section 280G), he will receive an additional payment sufficient to fully offset the impact of any excise tax under 280G. The committee believes that the level of benefits provided under the plan is reasonable and not excessive. See "Change in Control Arrangements" for more details on this plan.

  Executive perquisites and Other Personal Benefits

        The committee also provides our executive officers with the following perquisites and other personal benefits: automobile benefit and capped executive medical reimbursement. The committee has determined, with advice from Farient, that the use of a company-leased vehicle and a medical reimbursement benefit are reasonable in the context of the overall compensation levels of our Named Executive Officers, are consistent with a number of other peer companies, have been historical components of compensation for executive officers at the Company and serve as further retention tools.

        The Company has historically maintained a vehicle program whereby executive officers were eligible to receive either (a) a monthly automobile allowance or (b) have the auto allowance apply as amortization against the purchase price of a vehicle purchased and owned by the Company over such period of time for the amortized value of the automobile to reach 20% of the original value of the car, not to exceed four years ("amortized method"). During the fourth quarter of fiscal 2008, the committee revised the administration of the program so that executive officers are instead eligible to receive either (a) a monthly automobile allowance or (b) a leased vehicle with up to an aggregate purchase price as follows: (i) $95,000 for the chief executive officer and (ii) $75,000 for other executive officers. For those individuals utilizing the automobile allowance alternative, the auto allowance amount is set annually utilizing a prescribed formula. The administration of the leased alternative under the program is through a third party financing agency and, when the leased vehicle alternative is selected, the Company pays the monthly lease for such vehicle. Executive officers are either reimbursed for or provided gas, oil, maintenance and insurance for vehicles leased under this program by the Company. Participants in the auto program incur annual imputed income on the personal use of any vehicles under the program, including fuel and miles, as determined using the Internal Revenue Service Code rules.

        During fiscal 2008, prior to the change in policy highlighted in the prior paragraph, for vehicles purchased and owned by the Company, the executive officer was required to either (a) purchase such vehicle from the Company for the unamortized amount any time or (b) return the car for sale by the Company and reimburse the Company for the difference between the value of the car from such sale and the amortized balance at the time the car is returned to the Company. The executive officer also incurred imputed income on the positive difference, if any, between the amortized value of the car after four years and its fair market value (as determined by Kelly Blue Book trade in value in "good condition"). Once purchased from the Company, the vehicle was owned by the executive officer. In addition, in the event of the termination of the employment of the executive officer, the executive officer would have to purchase the vehicle at the then-current amortized value and incur the imputed income highlighted above. Executive officers were eligible to elect a new vehicle under the amortized method whenever a car was purchased from the Company. The executive officer's taxable income was affected by the value of the vehicle at initial purchase (e.g., the higher the value of the car, the higher imputed income amount to the individual). Additionally, if the amortized value was not scheduled to reach 20% of the purchase price after four years, then the individual would have to have a set amount withheld from his or her paycheck to allow the amortization to reach 20% of the purchase price within four years, but the amortized value would be higher in the event that a new car was chosen prior to four years, with a resulting higher imputed income.

        Each Named Executive Officer also receives up to $5,000 per calendar year of reimbursement for uninsured medical expenses with the Company also paying such executive's taxes on the amount of the benefit.

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

  •
  Section 162(m) of the Internal Revenue Code—This section limits the deductibility of compensation for our chief executive officer and our four other most highly compensated named executive officers unless the compensation is less than $1 million during any fiscal year or is "performance-based" under Section 162(m). Our 2001 Stock Plan is designed so that option grants thereunder are fully tax-deductible. Cash compensation and, historically, restricted stock awards are not granted under plans which have been so designed. We may from time to time pay compensation to our executive officers that may not be deductible when, for example, we believe that such compensation is appropriate and in the best interests of the stockholders after taking various factors into consideration, including business conditions and the performance of such executive officer.

  •
  Section 409A of the Internal Revenue Code—Section 409A imposes additional significant taxes in the event that an executive officer, director or service provider received "deferred compensation" that does not satisfy the requirements of Section 409A. We believe that we have designed and operated any plans to appropriately comply with Section 409A.

Compensation Committee Interlocks and Insider Participation

        During fiscal 2008, the Compensation and H.R. Committee of the Board of Directors consisted of Messrs. Hart (Chair) and Vij and Dr. Rogerson. None of the members of the Compensation and H.R. Committee has been or is an officer or employee of Coherent. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board of Directors or Compensation and H.R. Committee. No member of our Board of Directors is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Compensation and H.R. Committee Report

        The Compensation and H.R. Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation and H.R. Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the proxy and to be incorporated by reference into the Company's Annual Report on Form 10-K.

Respectively submitted by THE COMPENSATION AND H.R. COMMITTEE

John Hart, Chair Garry Rogerson Sandeep Vij

Fiscal 2008 Summary Compensation Table

        The table below presents information concerning the total compensation of Coherent's Named Executive Officers for the fiscal years ended September 27, 2008 and September 29, 2007.

        Since no equity awards were granted to Named Executive Officers in fiscal 2007 other than the performance-based awards which vested in November 2006 as a result of fiscal 2006 performance, non-equity-based compensation accounted for all of the total compensation of the Named Executive Officers earned during fiscal 2007. The performance-based restricted stock units granted to Named Executive Officers described elsewhere are not reflected in the summary compensation table, as the single vesting date (and achievement determination) is not until fiscal 2011.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)		(j)
John Ambroseo,	2008	561,312	246,003	1,666,688	534,621	80,676	(3)	3,089,300
Chief Executive Officer and President	2007	547,773	280,064	1,261,297	372,329	97,564	(3)	2,559,027
Helene Simonet,	2008	359,334	118,392	663,063	239,649	62,142	(4)	1,442,581
Executive Vice President and Chief Financial Officer	2007	351,719	115,647	493,108	171,933	53,577	(4)	1,185,984
Bret DiMarco,	2008	298,076	57,116	315,114	143,275	38,607	(5)	852,188
Executive Vice President and General Counsel	2007	250,077	6,294	67,579	142,271	13,487	(5)	479,708
Luis Spinelli,	2008	252,862	46,182	116,615	120,635	137,041	(6)	673,335
Executive Vice President and Chief Technology Officer	2007	250,759	45,419	203,860	90,677	63,447	(6)	654,162
Former Employees
Ronald Victor,	2008	239,886	15,862	36,116	114,567	96,314	(7)	450,768
Executive Vice President, Human Resources	2007	239,983	37,399	163,660	86,815	53,312	(7)	581,169

(1)
Reflects the dollar amount recognized for financial statement reporting purposes (disregarding an estimate of forfeitures related to service-based vesting conditions) for fiscal 2008 in accordance with FAS 123(R), and includes grants made in fiscal 2008 and prior. For fiscal 2007, no awards were made and therefore the amounts for fiscal 2007 only include amounts awarded or granted prior to fiscal 2007. The amounts for stock awards includes both performance-based and time-based vesting restricted stock awards to the extent such awards had FAS123(R) calculated value. The assumptions used in the valuation of these awards are set forth in Note 12. "Employee Stock Option and Benefit Plans" of the Financial Statements in this Annual Report on Form 10-K. These amounts do not correspond to the actual value that will be recognized by the Named Executive Officers, for example as of January 9, 2009, none of the option awards granted in fiscal 2008 are in the money as of January 26, 2009.

(2)
Reflects the dollar amounts earned under the Variable Compensation Plan (VCP) during fiscal 2008 and fiscal 2007.

(3)
For fiscal year 2008, includes amounts (a) contributed by us under the Company's 401(k) plan ($13,501) and deferred compensation plan ($19,356), (b) payment for buy-out of earned vacation ($21,685), (c) debt forgiveness (see Item 13 hereof) ($10,200), (d) from the use of a Company-owned and maintained automobile ("Car Allowance") ($8,539) and (e) reimbursed pursuant to executive medical reimbursement ($5,463). For fiscal year 2007, includes amounts (a) contributed by us under the Company's 401(k) plan ($13,500) and deferred compensation plan ($37,139), (b) reflecting imputed income to Dr. Ambroseo from the sale of a Company car under the terms of the Company's auto policy described above, (c) for debt forgiveness (see "Related Person Transactions" below), (d) from the use of a Company-owned and maintained automobile ("Car Allowance") and (e) reimbursed pursuant to executive medical reimbursement.

(4)
For fiscal year 2008, includes amounts (a) contributed by us under the Company's 401(k) plan ($13,800) and deferred compensation plan ($7,591), (b) payment for buy-out of earned vacation ($17,255), (c) Car Allowance ($14,267) and (d) reimbursed pursuant to executive medical reimbursement ($5,775). For fiscal year 2007, includes amounts (a) contributed by us under the Company's 401(k) plan ($12,100) and deferred compensation plan ($14,898), (b) Car Allowance and (c) reimbursed pursuant to executive medical reimbursement.

(5)
For fiscal year 2008, includes amounts (a) contributed by us under the Company's 401(k) plan ($17,691), (b) Car Allowance ($15,835) and (c) reimbursed pursuant to executive medical reimbursement ($4,447). For fiscal year 2007, includes amounts (a) contributed by us under the Company's 401(k) plan ($3,462), (b) Car Allowance and (c) reimbursed pursuant to executive medical reimbursement.

(6)
For fiscal year 2008, includes amounts (a) contributed by us under the Company's 401(k) plan ($13,520) and deferred compensation plan ($1,533), (b) payment for buy-out of earned vacation ($13,612), (c) Car Allowance ($19,621), (d) reflecting imputed income to Mr. Spinelli from the sale of a Company car under the terms of the Company's auto policy ($25,867), (e) earned under our patent award program where Mr. Spinelli was an inventor ($5,048), (f) reimbursement for tax obligations arising under Section 409A as a result of exercise of stock options with an exercise price less than fair market value as of the options grant date (these grants were made to Mr. Spinelli prior to him becoming an executive officer) ($54,223) and (g) reimbursed pursuant to executive medical reimbursement ($8,494). For fiscal year 2007, includes amounts (a) contributed by us under the Company's 401(k) plan ($13,467) and deferred compensation plan, (b) paid to Mr. Spinelli for buy-out of earned vacation, (c) Car Allowance, (d) earned under our patent award program ($15,647) where Mr. Spinelli was an inventor and (e) reimbursed pursuant to executive medical reimbursement.

(7)
For fiscal year 2008, includes amounts (a) contributed by us under the Company's 401(k) plan ($13,500) and deferred compensation plan ($893), (b) paid to Mr. Victor for buy-out of earned vacation ($11,533), (c) Car Allowance ($22,183), (d) reflecting imputed income to Mr. Victor from the sale of a Company car under the terms of the Company's former auto policy ($37,305) and (e) reimbursed pursuant to executive medical reimbursement ($7,495). For fiscal year 2007, includes amounts (a) contributed by us under the Company's 401(k) plan ($13,378), (b) paid to Mr. Victor for buy-out of earned vacation, (c) Car Allowance and (d) reimbursed pursuant to executive medical reimbursement.

Grants of Plan-Based Awards in Fiscal 2008

        Except as set forth in the footnotes, the following table shows all plan-based non-equity incentive awards granted to our Named Executive Officers during fiscal year 2008.

Grants of Plan-Based Awards

							Actual Payouts Under Non- Equity Incentive Plan Awards ($)
												All Other Stock Awards: # of Securities Underlying Options (#)	All Other Option Awards: # of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards					Estimated Future Payouts Under Equity Incentive Plan Awards
															Grant Date Fair Value ($)(1)
Name	Type	Grant Date	Threshold ($)		Target ($)	Maximum ($)		Threshold (#)		Target (#)	Maximum (#)
John Ambroseo	Option	10/3/2007											250,000	$32.95	$2,087,000
	PRSU	2/22/2008						0	(3)	22,500	67,500				—	(2)
	RSU	2/22/2008										22,500			$646,088
	Q1 Bonus		0	(3)	136,901	273,801	125,209
	Q2 Bonus		0	(3)	136,901	273,801	202,407
	Q3 Bonus		0	(3)	145,002	290,004	207,005
	Q4 Bonus		0	(3)	145,002	290,004	0
	Total		0	(3)	563,805	1,127,610	534,621
Helene Simonet	Option	10/3/2007											100,000	$32.95	$834,800
	PRSU	2/22/2008						0	(3)	12,500	37,500				—	(2)
	RSU	2/22/2008										12,500			$358,938
	Q1 Bonus		0	(3)	61,516	123,032	56,263
	Q2 Bonus		0	(3)	61,516	123,032	90,951
	Q3 Bonus		0	(3)	64,748	129,497	92,435
	Q4 Bonus		0	(3)	64,748	129,497	0
	Total		0	(3)	252,529	505,057	239,649
Bret DiMarco	Option	10/3/2007											50,000	$32.95	$417,400
	PRSU	2/22/2008						0	(3)	10,000	30,000				—	(2)
	RSU	2/22/2008										10,000			$287,150
	Q1 Bonus		0	(3)	37,500	75,000	34,297
	Q2 Bonus		0	(3)	37,500	75,000	55,443
	Q3 Bonus		0	(3)	37,500	75,000	53,535
	Q4 Bonus		0	(3)	37,500	75,000	0
	Total		0	(3)	149,999	299,998	143,275
Luis Spinelli	Option	10/3/2007											15,000	$32.95	$125,220
	PRSU	2/22/2008						0	(3)	5,000	15,000				—	(2)
	RSU	2/22/2008										5,000			$143,575
	Q1 Bonus		0	(3)	31,320	62,639	28,645
	Q2 Bonus		0	(3)	31,320	62,639	46,306
	Q3 Bonus		0	(3)	32,001	64,002	45,684
	Q4 Bonus		0	(3)	32,001	64,002	0
	Total		0	(3)	126,641	253,282	120,635
Former Employee	Q1 Bonus		0	(3)	29,986	59,972	27,425
Ronald A. Victor	Q2 Bonus		0	(3)	29,986	59,972	44,334
	Q3 Bonus		0	(3)	29,986	59,972	42,808
	Q4 Bonus		0	(3)	29,986	59,972	0
	Total		0	(3)	119,943	239,886	114,567

(1)
Reflects the dollar amount recognized for financial statement reporting purposes (disregarding an estimate of forfeitures related to service-based vesting conditions) for fiscal 2008 in accordance with FAS 123(R), and includes grants made in fiscal 2008. The amounts for stock awards includes both performance-based and time-based vesting restricted stock awards to the extent such awards had FAS123(R) calculated value. The assumptions used in the valuation of these awards are set forth in Note 12. "Employee Stock Option and Benefit Plans" of the Financial Statements in this Annual Report on Form 10-K. These amounts do not correspond to the actual value that will be recognized by the Named Executive Officers, for example as of January 9, 2009, none of the option awards granted in fiscal year 2008 are in the money.

(2)
The performance based restricted stock grants are subject to annual vesting over three years depending upon the achievement of performance measurements tied to the Company's internal metrics for revenue growth and EBITDA percentage and is variable, so that the number of shares earned ranged from 0% to 125% of the grant target for fiscal 2006 and range from 0% to 200% of the grant target for fiscal 2007 and fiscal 2008. For fiscal 2008 and 2007, the Company determined that the metrics have not been met, and that no shares were earned.

(3)
Failure to meet a minimum level of performance will result in no vesting of the performance restricted stock units (PRSU) and no bonus paid out under the 2008 Variable Compensation Plan.

Option Exercises and Stock Vested at 2008 Fiscal Year-End

        The table below sets forth certain information for each Named Executive Officer regarding the exercise of options and the vesting of stock awards during the year ended September 27, 2008, including the aggregate value realized upon such exercise or vesting.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
John Ambroseo	13,000	$215,860	20,000	$582,800
Helene Simonet	50,000	$849,707	8,000	$233,120
Bret DiMarco	—	—	—	—
Luis Spinelli	25,000	$260,848	3,000	$87,420
Ronald Victor	55,000	$702,800	2,700	$78,678

Outstanding Equity Awards at Fiscal 2008 Year-End

        The following table presents information concerning unexercised options and stock that has not yet vested for each Named Executive Officer outstanding as of September 27, 2008.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(3)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(3)
John Ambroseo	10/3/2007	125,000	125,000	$32.95	10/3/2013	22,500	$787,275	22,500	$0
	3/30/2006	90,000	—	$35.01	3/30/2012
	4/7/2005	90,000	—	$33.71	4/7/2011
	3/25/2004	3,786	—	$26.41	3/25/2010
	3/25/2004	146,214	—	$26.41	3/25/2010
	4/4/2003	137,000	—	$19.77	4/4/2009
	5/2/2002	6,468	—	$30.92	4/25/2008
Helene Simonet	10/3/2007	50,000	50,000	$32.95	10/3/2013	12,500	$437,375	12,500	$0
	3/30/2006	35,000	—	$35.01	3/30/2012
	4/7/2005	25,000	—	$33.71	4/7/2011
	3/25/2004	3,786	—	$26.41	3/25/2010
	3/25/2004	66,214	—	$26.41	3/25/2010
	4/4/2003	10,000	—	$19.77	4/4/2009
	5/2/2002	96,766	—	$30.92	4/25/2008
	5/2/2002	3,234	—	$30.92	4/25/2008
Bret DiMarco	10/3/2007	25,000	25,000	$32.95	10/3/2013	10,000	$349,900	10,000	$0
	6/7/2006	10,000	—	$33.30	6/7/2012
Luis Spinelli	10/3/2007	7,500	7,500	$32.95	10/3/2013	5,000	$174,950	5,000	$0
	3/30/2006	10,000		$35.01	3/30/2012
	4/7/2005	12,000	—	$33.71	4/7/2011
	3/25/2004	35,000	—	$26.41	3/25/2010
	5/2/2002	1,766	—	$30.92	4/25/2008
	5/2/2002	3,234	—	$30.92	4/25/2008
Ronald Victor	3/30/2006	10,000	—	$35.01	3/30/2012	—	—	—	—
	4/7/2005	11,000	—	$33.71	4/7/2011
	5/2/2002	3,234	—	$30.92	4/24/2008
	5/2/2002	16,766	—	$30.92	4/25/2008

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

(2)
These shares vest on April 15, 2009.

(3)
This column does not include the third tranche of restricted stock awards which are subject to the achievement of certain performance metrics, which did not ultimately vest in November 2008. Market Value is determined by multiplying the number of shares by $34.99, the closing price of the Company's common stock on September 26, 2008, the last trading date of the fiscal year. As noted above, the performance-based restricted stock units vest in November 2011 in an amount which is 0-300% of the targeted amount reflected in the table. Given the current economic conditions, it is unlikely that the Company will meet the threshold for achievement and the payout value is, therefore, reflected as $0 in the table.

Fiscal 2008 Non-Qualified Deferred Compensation

        The following table presents information regarding the non-qualified deferred compensation activity for each Named Executive Officer during fiscal 2008:

Name	Executive Contributions in Last FY ($)(1)		Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance of Last FYE ($)(3)
John Ambroseo	$471,840		$19,075	$(431,141)	$—	$3,373,592
	$—	(4)	$—	$(149,604)	$—	$1,097,976
Helene Simonet	$41,407		$7,481	$(107,209)	$—	$696,078
	$—	(4)	$—	$(31,669)	$—	$148,168
Bret DiMarco	$10,898		N/A	$(1,015)	$—	$9,883
Luis Spinelli	$124,892		$1,511	$(31,330)	$—	$397,354
	$—	(4)	$—	$(35,697)	$—	$455,390
Ronald Victor(5)	$181,082		$880	$(88,714)	$—	$755,336
	$—	(4)	$—	$(34,919)	$—	$181,343

(1)
Amounts in this column consist of salary and/or bonus earned during fiscal 2008, which is also reported in the Summary Compensation Table

(2)
Amounts reflect Company contribution payments in excess of the Internal Revenue Code Sections 401(a)(17) and 402(g) qualified plan limits made to the non-qualified "Deferred Compensation Plan" for plan year 2007 made in fiscal year 2008. Amounts reported in this column are also reported in the "All Other Compensation" column of the Summary Compensation Table.

(3)
The deferred compensation in a participant's account is fully vested and is credited with positive or negative investment results based on the plan investment options selected by the participant.

(4)
Amounts represent account balances and earnings from the Supplementary Retirement Plan (SRP) which was suspended.

(5)
Mr. Victor retired from the Company in January 2009.

Potential Payments upon Termination or Change of Control

        The following table shows the potential payments and benefits that Coherent (or its successor) would be obligated to make or provide upon termination of employment of each our Named Executive Officers pursuant to the terms of the Change of Control Severance Plan. Other than this plan, there are no other employment agreements or other contractual obligations triggered upon a change of control. For purposes of this table, it is assumed that each Named Executive Officer's employment terminated at the close of business on September 26, 2008 (the last business day before the end of our fiscal year end on September 27, 2008). The amounts reported below do not include the nonqualified deferred compensation distributions that would be made to the Named Executive Officers following a termination of employment (for those amounts and descriptions, see the prior table). These payments are conditioned upon the execution of a form release of claims by the Named Executive Officer in favor of Coherent. There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, of if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.

Named Executive Officer	Multiplier for Base Salary and Bonus	Nature of Benefit	Termination for Cause	Any Other Termination
John Ambroseo	2.99X	Salary Severance	—	$1,734,200
		Bonus Severance	—	$1,734,200
		Equity Compensation Acceleration(1)	—	$3,404,100
		Tax Gross Up(2)	—	$2,992,847
		Health Insurance(3)	—	$67,062

		Total Benefit		$9,932,409
Helene Simonet	2X	Salary Severance	—	$740,000
		Bonus Severance	—	$518,000
		Equity Compensation Acceleration(1)	—	$1,851,500
		Health Insurance(3)	—	$31,283

		Total Benefit		$3,140,783
Bret DiMarco	2X	Salary Severance	—	$600,000
		Bonus Severance	—	$300,000
		Equity Compensation Acceleration(1)	—	$1,459,050
		Health Insurance(3)	—	$44,708

		Total Benefit		$2,403,758
Luis Spinelli	2X	Salary Severance	—	$512,000
		Bonus Severance	—	$256,000
		Equity Compensation Acceleration(1)	—	$715,100
		Health Insurance(3)	—	$44,708

		Total Benefit		$1,527,808
Former Employee
Ronald Victor	2X	Salary Severance	—	$480,000
		Bonus Severance	—	$240,000
		Equity Compensation Acceleration(1)	—	—
		Health Insurance(3)	—	$31,283

		Total Benefit		$752,283

(1)
Equity Compensation Acceleration is the value of the in-the-money value of unvested stock options, time-based restricted stock units and performance-based restricted stock units, in each case as of September 26, 2008 at the closing stock price on that date ($34.99). The value of accelerated stock options are thus calculated by multiplying the number of unvested shares subject to acceleration by the difference between the exercise price and the closing stock price on September 26, 2008; the value of accelerated restricted stock is calculated by multiplying the number of unvested shares subject to acceleration by the closing stock price on September 26, 2008. This assumes immediate release and vesting of the performance-based restricted stock units at the maximum, or 300% of target, achievement. The amounts reflected for Equity Compensation Acceleration do not reflect any applicable taxes, just gross proceeds. Since the table assumes a triggering event on September 26, 2008, only those stock option and restricted stock/RSU grants prior to that date are included in the table. Additionally, the third tranche of the performance-based restricted stock granted in 2006, but which was to vest in November 2008 is not included in this table as that tranche did not vest as the performance metrics were not achieved.

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

        Furthermore, the Board believes a change of control plan aids us in attracting and retaining the highly qualified, high performing individuals who are essential to its success. The plan's assurance of fair treatment will ensure that key employees will be able to maintain productivity, objectivity and focus during the period of significant uncertainty that is inherent in an acquisition or other change of control. A change in control of Coherent is defined under the change of control plan as an occurrence of a business combination, an acquisition by any person directly or indirectly of fifty percent or more of the combined voting power of Coherent's common stock or a change in the composition of the Board of Directors where less than fifty percent are incumbent directors.

        The change of control plan provides that if within 24 months after a change in control the Company terminates the executive's employment other than by reason of his death, disability, retirement or for cause, or the executive officer terminates his employment for "good reason," the executive will receive a lump sum severance payment equal to 2.99 (in the case of Dr. Ambroseo) or 2.0 (in the case of Ms. Simonet and Messrs. Spinelli and DiMarco) times the executive's annual base salary and annual bonus (assuming achievement of all performance requirements thereof). "Good reason" is defined in each Agreement as any of the following that occurs after a change in control of the Company: certain reductions in compensation; certain material changes in employee benefits and perquisites; a change in the site of employment; reduction in the executive's duties and responsibilities; the Company's failure to obtain the written assumption by its successor of the obligations set forth in the Agreement; attempted termination of employment on grounds insufficient to constitute a basis of termination for cause under the terms of the change of control plan; or the Company's breach of any of the provisions of the change of control plan. Under the terms of the plan, the executives will also have acceleration of all vesting conditions for equity grants and health care for the executive (and his or her covered family members) will be provided on the same terms for two years and, in the case of Dr. Ambroseo, three years. Further, Dr. Ambroseo will receive a gross-up for any Internal Revenue Code section 280G ("280G") excise taxes to the extent that the severance benefits are more than 20% over the limit imposed by 280G (i.e., more than 3.59x the "base amount" as defined by Section 280G). If the benefits are less than 20% over the limit, the benefits will be reduced to the extent necessary so that no 280G excise tax is triggered. To the extent 280G is triggered as a result of the severance benefits for the other executive participants, such payments will either be paid in full or reduced so that the executive receives the maximum severance benefit without triggering 280G.

Director Compensation

        During fiscal 2008, we paid our non-employee directors an annual retainer (depending upon position) and per meeting fees for service on the Board of Directors. In fiscal 2008, the annual retainer amounts for non-employee directors were as follows:

  •
  Chairman of the Board: $41,000

  •
  Lead independent director: $33,000

  •
  Chairman of the Audit Committee: $33,000

  •
  Member of the Board: $25,000

        Additionally, non-employee members of the Board of Directors received $2,000 per board meeting attended, plus $1,000 per committee meeting attended, except that the Chairman of the Audit Committee received $3,000 per meeting of the Audit Committee attended, and the Chairmen of the Compensation and H.R. Committee and the Governance and Nominating Committee, respectively, received $2,000 per meeting of the Compensation and H.R. Committee and the Governance and Nominating Committee attended. As discussed above, each director serving on the Special Committee and/or the Special Litigation Committee earned $4,000 per month for service thereon. There was no additional compensation paid to directors for serving on the Ad Hoc Repurchase Committee, which was formed for the purpose of decision-making with regards to our announced stock buy-back. Additionally, since we had a Chairman of the Board who was an independent director, no member of the Board of Directors held the position of Lead independent director in fiscal 2008. For fiscal 2009, members of the Board of Directors will receive cash compensation from annual retainers, with no per meeting fees. See "Compensation Discussion and Analysis."

        The chart below summarizes the gross cash amounts earned by non-employee directors for service during fiscal 2008 on the Board and its committees (all amounts in dollars):

Name	Annual Board and Chairperson service including per Board meeting attended(1)		Audit Committee (1)	Compensation and H.R. Committee(1)	Nominating and Governance Committee(1)	Special Committee	Special Litigation Committee	Total
John H. Hart	61,000		—	20,000	3,000	—	—	84,000
Susan James	32,500	(2)	6,000	—	1,000	—	—	39,500
Clifford Press	34,500	(2)	—	—	—	—	—	34,500
Garry W. Rogerson	81,000		12,000	9,000	—	12,000	—	114,000
Lawrence Tomlinson	73,000		39,000	—	—	12,000	—	124,000
Sandeep Vij	65,000		—	10,000	6,000	12,000	60,000	141,000
Former Director
Charles W. Cantoni	28,500	(3)	6,000	—	1,000	—	—	35,500

(1)
Includes the annual retainer, where applicable, as well as per meeting fees. For Mr. Tomlinson, this includes his retainer as Chairperson of the Audit Committee.

(2)
Includes pro rated amount for service as a director after joining in March 2008.

(3)
Includes pro rated amount for service as a director before retiring in March 2008.

        The chart below summarizes the amounts earned by non-employee directors for service (including both Board and, where applicable, committee service) during fiscal 2008:

Name	Fees Paid in Cash ($)	Stock Awards ($)(1)(2)		Option Awards ($)(1)(2)	Total ($)
John H. Hart	84,000	33,071		81,038	198,109
Susan James	39,500	9,795		26,847	76,142
Clifford Press	34,500	9,795		26,847	71,142
Garry W. Rogerson	114,000	33,071		50,318	197,389
Lawrence Tomlinson	124,000	33,071		50,318	207,389
Sandeep Vij	141,000	33,071		50,318	224,389
Former Director
Charles W. Cantoni	35,500	23,276	(4)	—(5)	58,776

(1)
These amounts do not reflect compensation actually received. Rather, these amounts represent the aggregate expense recognized by the Company for financial statement reporting purposes in fiscal year 2008, in accordance with FAS 123(R), for restricted stock units and stock options which were granted in fiscal year 2008 and prior to fiscal year 2008 under the Company's Director Stock Plan. The assumptions used to calculate the value of these stock units and stock options are set forth in Note 12. "Employee Stock Option and Benefit Plans" of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 27, 2008.

(2)
The directors' aggregate holdings of restricted stock units as of the end of fiscal year 2008 were as follows (the vesting for which is 100% on March 29, 2009 for 2,000 shares (for Dr. Rogerson and

  Messrs. Hart, Tomlinson and Vij) and 100% on March 11, 2010 for 2,000 shares to the extent such individual is a member of the Board at such time):

John H. Hart	4,000 shares
Susan James	2,000 shares
Clifford Press	2,000 shares
Garry W. Rogerson	4,000 shares
Lawrence Tomlinson	4,000 shares
Sandeep Vij	4,000 shares
(3)
The directors' aggregate holdings of stock option awards (both vested and unvested) as of the end of fiscal year 2008 were as follows:

John H. Hart	52,500 shares
Susan James	24,000 shares
Clifford Press	24,000 shares
Garry W. Rogerson	53,000 shares
Lawrence Tomlinson	44,800 shares
Sandeep Vij	54,000 shares
(4)
Mr. Cantoni did not receive a restricted stock unit grant in fiscal 2008, and his 5,000 share RSU grant and an option grant for 5,000 shares expired unexercised following his retirement.

(5)
This director had options for which the expense was accelerated in fiscal 2006 as provided under FAS123(R) and the Director Option Plan pursuant to which he was eligible to retire. At retirement, the options fully vested. All expense related to the options was recognized prior to fiscal 2007.

Name	Restricted Stock Units Granted in Fiscal 2008 (#)	Stock Options Granted in Fiscal 2008 (# shares)
John H. Hart	2,000	6,000
Susan James	2,000	24,000
Clifford Press	2,000	24,000
Garry W. Rogerson	2,000	6,000
Lawrence Tomlinson	2,000	6,000
Sandeep Vij	2,000	6,000

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

        As of September 27, 2008, the 1998 Director Plan provided for the automatic and non-discretionary grant of a non-statutory stock option to purchase 24,000 shares of the Company's common stock to each non-employee director on the date on which such person becomes a director. Thereafter, each non-employee director will be automatically granted a non-statutory stock option to purchase 6,000 shares of common stock on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director is reelected to serve on the Board of Directors, if, on such date, he or she has served on the Board of Directors for at least three months. Such plan provides that the exercise price must be equal to the fair market value of the common stock on the date of grant of the options.

        Additionally, as of September 27, 2008, the 1998 Director Plan provides for the automatic and non-discretionary grant of 2,000 shares of restricted stock units ("RSUs") to each non-employee director on the date on which such person becomes a director. Thereafter, each non-employee director will be automatically granted 2,000 shares of RSUs on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director is reelected to serve on the Board of Directors, if, on such date, he or she has served on the Board of Directors for at least three months.

        The 1998 Director Plan provides that with respect to any options held by a director who retires after at least eight years of service on the Board, such director will fully vest in and have the right to exercise his or her option as to both vested and unvested shares as of such date. The option will remain exercisable for the lesser of (i) two (2) years following the date of such director's retirement or (ii) the expiration of the option's original term.

        As of September 27, 2008, 188,700 shares had been issued on exercise under the 1998 Director Plan. There were no options exercised by non-employee directors during fiscal 2008.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of September 30, 2008, certain information with respect to the beneficial ownership of common stock by (i) any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act known by us to be the beneficial owner of more than 5% of our voting securities, (ii) each director and each nominee for director, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all executive officers and directors as a group, based on information available to the Company as of filing this proxy statement. We do not know of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control. Unless otherwise indicated, the address of each stockholder in the table below is c/o Coherent, Inc., 5100 Patrick Henry Drive, Santa Clara, California 95054.

Name and Address	Number of Shares	Percent of Total(1)
Oliver Press Partners, LLC(2) 152 West 57th Street New York, New York 10019	2,581,097	10.67%
Dimensional Fund Advisors(2) 1299 Ocean Ave., 11th Floor Santa Monica, CA 90401	2,066,651	8.54%
Eagle Asset Management, Inc.(2) 880 Carillon Parkway St. Petersburg, FL 33716	1,905,149	7.88%
Wells Fargo Capital Management (2) 525 Market Street, 10th Floor San Francisco, CA 94105	1,293,061	5.35%
John R. Ambroseo, PhD(3)	911,005	3.64%
Helene Simonet(4)	303,618	*
Luis Spinelli(5)	72,402	*
Bret M. DiMarco(6)	35,607	*
Ronald A. Victor(7)	47,585	*
John H. Hart(8)	51,000	*
Susan James (9)	—	*
Clifford Press (10)	2,581,097	10.67%
Garry W. Rogerson, PhD(11)	48,000	*
Lawrence Tomlinson(12)	42,000	*
Sandeep Vij(13)	51,600	*
All directors and executive officers as a group (11 persons)(14)	4,143,914	16.21%

*
Represents less than 1%.

(1)
Based upon 24,191,115 shares of Coherent common stock outstanding as of September 30, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, each share of Coherent common stock subject to options held by that person that are currently exercisable or will be exercisable within 60 days of September 30, 2008 and all shares of restricted stock which are vested on September 30, 2008, are deemed outstanding. For Dr. Ambroseo, Ms. Simonet, Messrs. Spinelli, Victor and DiMarco, no shares of performance-based restricted stock or restricted stock units are included. In addition, such shares, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Based on the most recent Schedule 13D (or amendments thereto) filed by such person with the SEC prior to the date of filing this proxy statement and a review of a shareholder listing report provided by a third party provider. For Oliver Press Partners, LLC, the Company notes that the 13 D/A filed by Oliver Press Partners, LLC on January 10, 2008 was a joint filing and included shares held by the individuals and entities set forth in the filing. See also footnote 10 below.

(3)
Includes 849,500 shares issuable upon exercise of options held by Dr. Ambroseo which were exercisable or would become exercisable within 60 days of September 30, 2008.

(4)
Includes 290,000 shares issuable upon exercise of options held by Ms. Simonet which were currently exercisable or would become exercisable within 60 days of September 30, 2008.

(5)
Includes 69,500 shares issuable upon exercise of options held by Mr. Spinelli which were exercisable or would become exercisable within 60 days of September 30, 2008.

(6)
Includes 35,000 shares issuable upon exercise of options held by Mr. DiMarco which were exercisable or would become exercisable within 60 days of September 30, 2008.

(7)
Includes 41,000 shares issuable upon exercise of options held by Mr. Victor which were exercisable or would become exercisable within 60 days of September 30, 2008.

(8)
Includes 46,500 shares issuable upon exercise of options held by Mr. Hart which were exercisable or would become exercisable within 60 days of September 30, 2008.

(9)
Ms. James was elected to the Board of Directors in March 2008 and, accordingly, has no options which were exercisable or would become exercisable within 60 days of September 30, 2008.

(10)
Mr. Press was elected to the Board of Directors in March 2008 and, accordingly, has no options which were exercisable or would become exercisable within 60 days of September 30, 2008. Mr. Press is also a (i) Managing Member of Oliver Press Investors, LLC, a Delaware limited liability company and the general partner of each of Davenport Partners, L.P., a Delaware limited partnership ("Davenport"), JE Partners, a Bermuda partnership ("JE"), and Oliver Press Master Fund LP, a Cayman limited partnership ("Master Fund"; and, together with Davenport and JE, the "Partnerships"), and (ii) Managing Member of Oliver Press Partners, LLC, a Delaware limited liability company and the investment advisor to each of the Partnerships. The Partnerships own the securities reflected herein, all of which are subject to the shared voting and investment authority of Mr. Press, among others. Mr. Press' interest in the securities reflected herein is limited to the extent of his pecuniary interest in the Partnerships, if any and he disclaims beneficial ownership thereof.

(11)
Includes 47,000 shares issuable upon exercise of options held by Dr. Rogerson which were exercisable or would become exercisable within 60 days of September 30, 2008.

(12)
Includes 38,800 shares issuable upon exercise of options held by Mr. Tomlinson which were exercisable or would become exercisable within 60 days of September 30, 2008.

(13)
Includes 48,000 shares issuable upon exercise of options held by Mr. Vij which were exercisable or would become exercisable within 60 days of September 30, 2008.

(14)
Includes an aggregate of 1,465,300 options which were exercisable or would become exercisable within 60 days of September 30, 2008.

Equity Compensation Plan Information

        The following table provides information as of September 27, 2008 about the Company's equity compensation plans under which shares of our common stock may be issued to employees, consultants or members of our Board of Directors:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,155,752	(1)	$27.67	3,457,686	(2)(3)
Equity compensation plans not approved by security holders	—		—	—
Total	3,155,752		$27.67	3,457,686

(1)
This number does not include any options which may be assumed by Coherent through mergers or acquisitions, however, Coherent does have the authority, if necessary, to reserve additional shares of Coherent common stock under these plans to the extent necessary for assuming such options.

(2)
This number of shares includes 224,536 shares of Coherent common stock reserved for future issuance under the Employee Stock Purchase Plan, 177,000 shares reserved for future issuance under the 1998 Director Plan and 3,056,150 shares reserved for future issuance under the 2001 Stock Plan.

(3)
The 1998 Director Plan provides for annual increases to the number of shares available for issuance under the 1998 Director Plan so that the total number of shares reserved is not less than 150,000 shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Related Person Transactions

Certain Transactions

        The following table sets forth information with respect to the one executive officer of the Company who was indebted to us during Fiscal 2008.

Name	New Loans During 2008	Interest Rates	Maturity Date(s)	Largest Amount Outstanding During Fiscal 2008		Balance at the End of Fiscal 2008
John Ambroseo	—	8.00%	2/15/08	$10,000	(1)	$0

(1)
This loan was granted to Dr. Ambroseo in February 1998, prior to the effective date of Section 402 of the Sarbanes-Oxley Act of 2002, and matured in February 2008.

        The promissory note was full recourse. Ten percent of the original principal balance of this loan was forgiven each year during the life of the loan, as Dr. Ambroseo was employed by us during the life of the loan. This loan was related to a promotion. The interest on the loan was deducted from payments under the Company's annual Variable Compensation Plans. In the event that no payments were made under such plans for a particular period, then interest on the promissory note was forgiven for such period. Such amounts are reflected in the Summary Compensation Table under "Other Compensation." The original amount of the promissory note was $100,000.

        In April 2008 the Compensation and HR Committee approved the adoption of a Retention Agreement for Mr. Victor (the "Victor Agreement"). The Agreement provided, among other things, that Mr. Victor will provide service to the Company as our Executive Vice President, Human Resources through the period ending January 2, 2009 and that Mr. Victor will receive a single lump sum payment of $250,000 after providing the Company with a full release. Mr. Victor provided the release and received the payment in January 2009.

        See above under Item 10 for a discussion of the agreement between the Company and OPP.

  Other Matters

        We have entered into indemnification agreements with each of our executive officers and directors. Such indemnification agreements require us to indemnify these individuals to the fullest extent permitted by law. We also intend to execute these agreements with our future directors and officers.

Director Independence

        For information concerning director independence, please see Item 10 under the caption "Directors."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Fees and Services

        The following table sets forth fees for services Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte") provided during fiscal years 2008 and 2007:

	2008	2007
Audit fees(1)	$4,753,342	$3,271,370
Audit-related fees	—	—
Tax fees	—	—
All other fees(2)	34,300	2,000

Total	$4,787,642	$3,273,370

(1)
Represents fees for professional services provided in connection with the integrated audit of our annual financial statements and internal control over financial reporting and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings. Includes approximately $1,885,000 and $980,000 incurred during fiscal 2008 and 2007, respectively, for additional services related primarily to the restatement of our consolidated financial statements for the fiscal years 1995 through 2005.

(2)
Represents the annual subscription for access to the Deloitte Accounting Research Tool, which is a searchable on-line accounting database ($2,000) and for fiscal 2008, project assistance.

Pre-Approval of Audit and Non-Audit Services

        The Audit Committee has determined that the provision of non-audit services by Deloitte is compatible with maintaining Deloitte's independence. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by Deloitte. In other cases, the Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve certain additional services, and such pre-approvals are communicated to the full Committee at its next meeting. During fiscal year 2008, 100% of the services were pre-approved by the Audit Committee in accordance with this policy.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1.    Index to Consolidated Financial Statements

        The following Consolidated Financial Statements of Coherent, Inc. and its subsidiaries were filed as part of the Company's original Annual Report on Form 10-K for the fiscal year ended September 27, 2008 that was filed on November 25, 2008:

        2.    Consolidated Financial Statement Schedules

        Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements were filed as part of the Company's original Annual Report on Form 10-K for the fiscal year ended September 27, 2008 that was filed on November 25, 2008.

        3.    Exhibits

Exhibit Numbers
3.1	*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)
3.2	*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)
3.3	*	Bylaws of Coherent, Inc. (Previously filed as Exhibit 3.3 to Form 10-Q for the fiscal quarter ended June 28, 2008)
10.1	*‡	Amended and Restated Employee Stock Purchase Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 28, 2008)
10.2	*‡	Coherent Employee Retirement and Investment Plan. (Previously filed as Exhibit 10.23 to Form 8, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 25, 1982)
10.3	*‡	1995 Stock Plan and forms of agreement. (Previously filed as Exhibit 10.34 to Form 10-K for the fiscal year ended September 28, 1996)
10.4	*	1998 Director Option Plan. (Previously filed as Appendix B to Schedule 14A filed February 28, 2006)
10.5	*	Asset Purchase Agreement by and among ESC Medical Systems, Ltd., Energy Systems Holdings, Inc., and Coherent, Inc., dated as of February 25, 2001. (Previously filed as Exhibit 2.1 to Form 8-K filed on March 5, 2001)

Exhibit Numbers
10.6	*	First amendment to Asset Purchase Agreement by and among ESC Medical Systems, Ltd., Energy Systems Holdings, Inc., and Coherent, Inc., dated as of April 30, 2001. (Previously filed as Exhibit 4 to Schedule 13 D/A filed on May 10, 2001)
10.7	*	1990 Directors' Stock Option Plan. (Previously filed as Exhibit 10.1 to Form S-8 filed on May 1, 1996)
10.10	*‡	2001 Stock Plan (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 29, 2008)
10.11	*‡	Change of Control Severance Plan, as amended and restated effective February 17, 2005 (Previously filed as Exhibit 10.14 to Form 10-K/A Amendment No. 3 for the year ended October 2, 2004).
10.12	*‡	2006 Officer's Variable Compensation Plan (certain information redacted; confidential treatment requested) (Previously filed as Exhibit 10.12 to Form 10-K for the year ended September 30, 2006)
10.13	*‡	2007 Officer's Variable Compensation Plan (certain information redacted; confidential treatment requested) (Previously filed as Exhibit 10.13 to Form 10-K for the year ended September 30, 2006)
10.14	*‡	Offer Letter to Bret DiMarco (Previously filed as Exhibit 10.14 to Form 10-K for the year ended September 30, 2006)
10.15	*‡	Supplementary Retirement Plan (Previously filed as Exhibit 10.5 to the Form 10-Q for the quarter ended April 1, 2006)
10.16	**‡	2005 Deferred Compensation Plan.
10.17	*	Purchase Agreement dated March 7, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Previously filed as Exhibit 10.1 to the Form 10-Q for the quarter ended April 1, 2006.)
10.18	*‡	Form of 2001 Stock Plan Restricted Stock Agreement (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended July 1, 2006)
10.19	*‡	2001 Stock Plan Amended Stock Option Agreement. (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended July 1, 2006)
10.20	*‡	2008 Officer's Variable Compensation Plan (A description of the summary of this Exhibit was previously filed under item 5.02 of Form 8-K filed on December 19, 2007)
10.21	*‡	Retention and Release Agreement dated April 14, 2008 by and between Coherent and Ronald A. Victor (previously filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 29, 2008.)
10.22	*	Letter Agreement dated January 31, 2008 between the Company and Oliver Press Partners, LLC, Oliver Press Investors, LLC, Augustus K. Oliver and Clifford Press. (Previously filed as Exhibit 10.1 to the Form 8-K filed February 5, 2008)
10.23	*	Amendment to Letter Agreement among the Company, Oliver Press Partners, LLC, Oliver Press Investors, LLC, Augustus K. Oliver and Clifford Press. (Previously filed as Exhibit 10.1 to Form 8-K filed on January 8, 2008)
10.24		Loan Agreement by and between Coherent, Inc. and Union Bank of California, N.A. dated as of March 31, 2008.
21.1	**	Subsidiaries
23.1	**	Consent of Independent Registered Public Accounting Firm

Exhibit Numbers
24.1	**	Power of Attorney
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*
These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

**
Previously filed with Form 10-K filed on November 25, 2008.

‡
Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.

 SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERENT, INC.
Date: January 26, 2009	By:	/s/ JOHN R. AMBROSEO John R. Ambroseo President and Chief Executive Officer

Signature		Title	Date

/s/ JOHN R. AMBROSEO John R. Ambroseo		Director and Principal Executive Officer	January 26, 2009
/s/ HELENE SIMONET Helene Simonet		Principal Financial and Accounting Officer	January 26, 2009
* Susan M. James		Director
* John H. Hurt		Director
* Clifford Press		Director
* Garry W. Rogerson		Director
* Lawrence Tomlinson		Director
* Sandeep Vij		Director
*By	JOHN R. AMBROSEO	Attorney-in-Fact

 INDEX TO EXHIBITS

Sequentially Exhibit Number	Exhibit
10.24	Loan Agreement by and between Coherent, Inc. and Union Bank of California, N.A. dated as of March 31, 2008
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        All other exhibits required to be filed as part of this report have been incorporated by reference.

QuickLinks

EXPLANATORY NOTE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
Grants of Plan-Based Awards
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO EXHIBITS