Form 10-Q
period 2008-12-27
COHERENT INC
filed 2009-02-05
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 27, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on January 28, 2009 was 24,350,880 shares

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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	December 27, 2008	December 29, 2007

Net sales	$124,388	$144,296
Cost of sales	73,999	83,802
Gross profit	50,389	60,494
Operating expenses:
Research and development	14,778	18,319
Selling, general and administrative	23,628	38,818
Impairment of goodwill	19,286	—
Amortization of intangible assets	1,943	2,206
Total operating expenses	59,635	59,343
Income (loss) from operations	(9,246)	1,151
Other income (expense)-net	(4,230)	5,881
Income (loss) before income taxes	(13,476)	7,032
Provision for income taxes	1,203	2,303
Net income (loss)	$(14,679)	$4,729

Net income (loss) per share:
Basic	$(0.61)	$0.15
Diluted	$(0.61)	$0.15

Shares used in computation:
Basic	24,145	31,417
Diluted	24,145	31,959

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	December 27, 2008	September 27, 2008

ASSETS
Current assets:
Cash and cash equivalents	$185,235	$213,826
Restricted cash	—	2,645
Short-term investments	14,644	4,268
Accounts receivable—net of allowances of $2,627 and $2,494, respectively	95,196	96,611
Inventories	117,973	120,519
Prepaid expenses and other assets	45,855	41,793
Deferred tax assets	30,766	30,121
Total current assets	489,669	509,783
Property and equipment, net	102,465	100,996
Goodwill	65,166	86,818
Intangible assets, net	24,989	27,556
Other assets	78,628	81,230
Total assets	$760,917	$806,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—
Current portion of long-term obligations	8	9
Accounts payable	21,634	26,333
Income taxes payable	1,942	7,847
Other current liabilities	70,676	79,138
Total current liabilities	94,260	113,327
Long-term obligations	12	15
Other long-term liabilities	87,885	94,606
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—24,352 shares and 24,191 shares, respectively	242	241
Additional paid-in capital	182,801	177,646
Accumulated other comprehensive income	68,937	79,089
Retained earnings	326,780	341,459
Total stockholders’ equity	578,760	598,435
Total liabilities and stockholders’ equity	$760,917	$806,383

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	December 27, 2008	December 29, 2007

Cash flows from operating activities:
Net income (loss)	$(14,679)	$4,729
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,729	5,981
Amortization of intangible assets	1,943	2,206
Deferred income taxes	(4,859)	(3,385)
Loss (gain) on disposal of property and equipment	155	(262)
Stock-based compensation	1,753	2,260
Excess tax benefit from stock-based compensation arrangements	(8)	—
Impairment of goodwill	19,286	—
Non-cash restructuring and other (recoveries)	(244)	—
Other non-cash expense	4	26
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,892	6,205
Inventories	(875)	667
Prepaid expenses and other assets	(3,482)	(8,635)
Other assets	6,722	(1,239)
Accounts payable	(4,826)	(598)
Income taxes payable/receivable	(4,252)	1,230
Other current liabilities	(7,057)	2,536
Other long-term liabilities	(6,600)	1,356
Net cash provided by (used in) operating activities	(9,398)	13,077

Cash flows from investing activities:
Purchases of property and equipment	(8,911)	(4,684)
Proceeds from dispositions of property and equipment	826	9,824
Purchases of available-for-sale securities	(14,459)	(51,529)
Proceeds from sales and maturities of available-for-sale securities	4,112	29,856
Proceeds from sale of business	—	6,519
Change in restricted cash	2,521	(25)
Other—net	—	729
Net cash used in investing activities	(15,911)	(9,310)

Cash flows from financing activities:
Repayment of capital lease obligations	(2)	(3)
Cash overdrafts decrease	(470)	(24)
Issuance of common stock under employee stock option and purchase plans	3,543	—
Excess tax benefits from stock-based compensation arrangements	8	—
Net cash provided by (used in) financing activities	3,079	(27)
Effect of exchange rate changes on cash and cash equivalents	(6,361)	1,128
Net increase (decrease) in cash and cash equivalents	(28,591)	4,868
Cash and cash equivalents, beginning of period	213,826	315,927
Cash and cash equivalents, end of period	$185,235	$320,795

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$75	$98
Income taxes	$10,443	$5,145
Cash received during the period for:
Income taxes	$14	$377

Non-cash investing and financing activities:
Unpaid property and equipment	$1,554	$872
Net retirement of restricted stock awards	$24	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Coherent, Inc. (referred to herein as the “Company,” “we,” “our” or “Coherent”) consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended September 27, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year. Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2009 and 2008 include 53 and 52 weeks, respectively.

Correction of an Error in Condensed Consolidated Statements of Cash Flows

In July 2008, we determined that the purchase and sale activity of securities classified as cash equivalents had been improperly included in the presentation of purchases and sales of investments within the investing section of the statement of cash flows within the captions “Purchases of available-for-sale securities” and “Proceeds from sales and maturities of available-for-sale securities.” As a result, we have corrected this error in the accompanying statement of cash flows for the three months ended December 29, 2007 by removing the purchases, sales and maturities of the securities classified as cash equivalents from the amounts previously reported. The correction of the error does not change the net effect of these purchases, maturities and sales of available for sale securities within cash flows from investing activities. For the three months ended December 29, 2007, we previously reported purchases of available for sale securities of $151,939, which we have reduced by $100,410 of purchases related to cash equivalents to purchases of $51,529, as corrected.  We previously reported proceeds from sales and maturities of available-for-sale securities of $130,266, which we have reduced by $100,410 of sales and maturities related to cash equivalents to maturities and sales of $29,856, as corrected.

2.    RECENT ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”)’s Consensus for Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. We adopted EITF 07-1 for our fiscal year beginning September 28, 2008. The adoption of EITF 07-1 did not have a material impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition related costs be recognized separately from the acquisition and recorded as expense. SFAS 141(R) is effective for us for acquisitions after the beginning of our fiscal year 2010.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. We adopted SFAS 157 in our first quarter of fiscal 2009. The adoption of SFAS 157 for financial assets and financial liabilities did not have a significant impact on our consolidated financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for us for our fiscal year beginning October 4, 2009. We are currently evaluating the impact of the adoption of those provisions of SFAS 157 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. We adopted SFAS 159 in our first quarter of fiscal 2009. The adoption of SFAS 159 did not have a material impact on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS 161 is effective for our second quarter of fiscal 2009. We do not expect that the adoption of SFAS 161 will have a significant impact on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We will evaluate the potential impact of FSP SFAS 142-3 on acquisitions on a prospective basis.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect that the adoption of SFAS 162 will have a significant impact on our consolidated financial position, results of operations and cash flows.

3.              FAIR VALUE OF CASH EQUIVALENTS AND MARKETABLE SECURITIES

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances; as of December 27, 2008, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of December 27, 2008 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)

Money market fund deposits (1)	$24,964	$—	$24,964
Certificates of deposit (2)	—	136,079	136,079
U.S. Treasury and agency obligations (3)	7	9,555	9,562
Corporate notes and obligations (4)	—	881	881
Commercial paper (5)	—	13,293	13,293
Foreign currency contracts (6)	—	996	996
Total net assets measured at fair value	$24,971	$160,804	$185,775

(1)	Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.
(2)	Includes $132,335 recorded in cash and cash equivalents and $3,744 recorded in short-term investments on the Condensed Consolidated Balance Sheet.
(3)	Includes $1,825 recorded in cash and cash equivalents and $7,737 recorded in short-term investments on the Condensed Consolidated Balance Sheet.
(4)	Included in short-term investments on the Condensed Consolidated Balance Sheet.
(5)	Includes $11,011 recorded in cash and cash equivalents and $2,282 recorded in short-term investments on the Condensed Consolidated Balance Sheet.
(6)	Includes $1,143 recorded in prepaid expenses and other assets and $147 recorded in other current liabilities on the Condensed Consolidated Balance Sheet.

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

5.    SHORT-TERM INVESTMENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Marketable short-term investments in debt securities are classified and accounted for as available-for-sale securities and are valued based on quoted market prices in active markets involving similar assets. Investments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related income taxes, recorded as a separate component of other comprehensive income (OCI) in stockholders’ equity until realized. Interest and amortization of premiums and discounts for debt securities are included in interest income. Gains and losses on securities sold are determined based on the specific identification method and are included in other income (expense).

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 27, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$185,211	$24	$—	$185,235
Short-term investments:
Available-for-sale securities:
Commercial paper	$2,281	$1	$—	$2,282
Certificates of deposit	3,726	18	—	3,744
U.S. Treasury and agency obligations	7,724	15	(2)	7,737
Corporate notes and obligations	889	2	(10)	881
Total short-term investments	$14,620	$36	$(12)	$14,644

	September 27, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$216,474	$2	$(5)	$216,471
Less: restricted cash				(2,645)
				$213,826
Short-term investments:
Available-for-sale securities:
Commercial paper	$1,496	$—	$—	$1,496
Certificates of deposit	900	5	—	905
U.S. Treasury and agency obligations	607	5	—	612
Corporate notes and obligations	1,254	7	(6)	1,255
Total short-term investments	$4,257	$17	$(6)	$4,268

At September 27, 2008, $2.6 million of cash was restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik. The cash was paid during the first fiscal quarter and no cash was restricted as of December 27, 2008.

6.    GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired.  During the three months ended December 27, 2008, our stock price declined substantially, which, after considering the underlying circumstances, we concluded represented a triggering event for review for potential goodwill impairment.  Accordingly, as of December 27, 2008, we have performed an interim goodwill impairment evaluation, as required under SFAS No. 142. Under SFAS No. 142, goodwill is tested for impairment first by comparing each reporting unit’s fair value to its respective carrying value. If such comparison indicates a potential impairment, then the impairment is determined as the difference between the recorded value of goodwill and its fair value. The performance of this test is a two-step process.

Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform Step 2 of the goodwill impairment test to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill against the carrying value of that goodwill.

The reporting units we evaluated for goodwill impairment have been determined to be the same as our operating segments in accordance with SFAS No. 142 for determining reporting units and include Commercial Lasers and Components (“CLC”) and Specialty Lasers and Systems (“SLS”).  We determined the fair value of our reporting units for the Step 1 test using a weighting of the Income (discounted cash flow), Market and Transaction approach valuation methodologies. We have completed Step 1 of the impairment test. Management has reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was required only for the CLC reporting unit. The preliminary results of the Step 2 assessment for CLC indicate that the entire balance of goodwill in the CLC reporting unit at that date is impaired.  The estimated fair value of our SLS reporting unit exceeded its carrying value so no further impairment analysis was required for this reporting unit.

We will finalize the Step 2 analysis for the CLC reporting unit during the second quarter of fiscal 2009 and make any necessary adjustments.

The non-cash impairment of goodwill of $19.3 million was recorded in the three months ended December 27, 2008.  The changes in the carrying amount of goodwill by segment for the period from September 27, 2008 to December 27, 2008 are as follows (in thousands):

	Commercial Lasers and Components	Specialty Lasers and Systems	Total
Balance as of September 27, 2008	$23,786	$63,032	$86,818
Reclassification (see Note 16)	(4,500)	4,500	—
Estimated impairment loss	(19,286)	—	(19,286)
Translation adjustments and other	—	(2,366)	(2,366)
Balance as of December 27, 2008	$—	$65,166	$65,166

Components of our amortizable intangible assets are as follows (in thousands):

	December 27, 2008			September 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$53,797	$(34,358)	$19,439	$54,615	$(33,370)	$21,245
Patents	10,006	(7,968)	2,038	10,496	(8,090)	2,406
Drawings	1,366	(1,366)	—	1,433	(1,433)	—
Order backlog	4,824	(4,808)	16	5,052	(5,034)	18
Customer lists	5,324	(3,330)	1,994	5,440	(3,253)	2,187
Trade name	3,692	(2,248)	1,444	3,861	(2,236)	1,625
Non-compete agreement	2,378	(2,320)	58	2,454	(2,379)	75
Total	$81,387	$(56,398)	$24,989	$83,351	$(55,795)	$27,556

Amortization expense for intangible assets for the three months ended December 27, 2008 and December 29, 2007 was $1.9 million and $2.2 million, respectively. At December 27, 2008, estimated amortization expense for the remainder of fiscal 2009, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2009 (remainder)	$5,780
2010	6,509
2011	5,022
2012	3,295
2013	1,984
2014	1,100
Thereafter	1,299
Total	$24,989

7.    BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	December 27, 2008	September 27, 2008
Purchased parts and assemblies	$39,574	$36,919
Work-in-process	36,088	46,128
Finished goods	42,311	37,472
Inventories	$117,973	$120,519

Prepaid expenses and other assets consist of the following (in thousands):

	December 27, 2008	September 27, 2008
Prepaid and refundable income taxes	$22,991	$23,277
Prepaid expenses and other	22,864	18,516
Total prepaid expenses and other assets	$45,855	$41,793

Other assets consist of the following (in thousands):

	December 27, 2008	September 27, 2008
Assets related to deferred compensation arrangements	$21,135	$28,122
Deferred tax assets	54,568	50,208
Other assets	2,925	2,900
Total other assets	$78,628	$81,230

Other current liabilities consist of the following (in thousands):

	December 27, 2008	September 27, 2008
Accrued payroll and benefits	$23,374	$30,807
Reserve for warranty	12,061	13,214
Deferred income	10,838	12,096
Accrued expenses and other	9,413	12,252
Other taxes payable	8,824	4,858
Accrued restructuring charges	3,343	3,587
Customer deposits	2,823	2,324
Total other current liabilities	$70,676	$79,138

On April 16, 2008, we announced that we entered into an agreement to sell certain assets of our Auburn Optics (“Auburn”) manufacturing operation to Research Electro-Optics, Inc. (“REO”), a privately held optics manufacturing and technology company. We also entered into a strategic supply agreement with REO. REO will provide optical manufacturing capabilities for us, including fabrication and coating of optical components. The transition of the optics manufacturing assets from Auburn to REO is expected to be completed no later than the end of the second quarter of fiscal 2009. The transition has resulted in charges primarily for employee terminations, supplier qualification, moving costs for related equipment, and other exit related costs associated with a plan approved by management.

During fiscal 2008, we consolidated our German DPSS manufacturing into our Lübeck, Germany site. The transfer was completed in the fourth quarter of fiscal 2008. On October 13, 2008, we announced the consolidation of the remainder of our Munich facility into our Göttingen site. The transfer is scheduled for completion by the end of our third quarter of fiscal 2009. The consolidation and transfers have resulted in charges primarily for employee terminations, other exit related costs associated with a plan approved by management and a grant repayment liability.

We recognize restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Restructuring charges in the first quarter of fiscal 2009 and 2008 are recorded in cost of sales, research and development and selling, general and administrative expenses in our consolidated statements of operations.

The following table presents our current liability as accrued on our balance sheet for restructuring charges.  The table sets forth an analysis of the components of the restructuring charges, payments made against the accrual and other provisions for the first quarter of fiscal 2009 and 2008 (in thousands):

	Severance Related	Facilities- related Charges	Other Restructuring Costs	Total
Balance at September 29, 2007	$—	$476	$—	$476
Provisions	—	—	—	—
Deductions	—	(476)	—	(476)
Balance at December 29, 2007	$—	$—	$—	$—

Balance at September 27, 2008	$2,581	$19	$987	$3,587
Provisions	2,884	192	1,011	4,087
Deductions	(2,921)	(27)	(1,383)	(4,331)
Balance at December 27, 2008	$2,544	$184	$615	$3,343

The current quarter severance related costs are primarily comprised of severance pay, outplacement services, medical and other related benefits for employees being terminated due to the transition of activities out of Auburn, California and Munich, Germany. The remaining severance related restructuring accrual balance of approximately $2.5 million at December 27, 2008 is expected to result in cash expenditures through the third quarter of fiscal 2009. The other restructuring costs are primarily for a grant repayment liability, project management fees and other exit related costs associated with a plan approved by management.

We provide warranties on certain of our product sales and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line. The weighted average period covered is nearly 15 months. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods.

Components of the reserve for warranty costs during the first three months of fiscal 2009 and 2008 were as follows (in thousands):

	Three Months Ended
	December 27, 2008	December 29, 2007
Beginning balance	$13,214	$13,660
Additions related to current period sales	3,651	5,654
Warranty costs incurred in the current period	(4,476)	(5,584)
Adjustments to accruals related to prior period sales	(328)	74
Ending balance	$12,061	$13,804

Other long-term liabilities consist of the following (in thousands):

	December 27, 2008	September 27, 2008
Long-term taxes payable	$46,859	$45,343
Deferred compensation	21,324	28,459
Deferred tax liabilities	11,833	13,738
Deferred income	1,912	1,800
Asset retirement obligations liability	1,630	1,464
Other long-term liabilities	4,327	3,802
Total other long-term liabilities	$87,885	$94,606

The following table reconciles changes in our asset retirement obligations liability (in thousands):

	Three Months Ended
	December 27, 2008	December 29, 2007
Beginning balance	$1,464	$1,256
Adjustment to asset retirement obligations recognized	354	(8)
Accretion recognized	27	24
Changes due to foreign currency exchange	35	13
Ending balance	$1,880	$1,285

At December 27, 2008, $250,000 of the asset retirement liability is reported in other current liabilities and $1,630,000 is reported in other long-term liabilities on our condensed consolidated balance sheets.  At December 29, 2007, the asset retirement liability is reported in other long-term liabilities on our condensed consolidated balance sheets.

8.              SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. At December 27, 2008, these foreign lines of credit totaled $18.2 million, of which $18.0 million was unused and available. These credit facilities were used in Europe during the first three months of fiscal 2009 as guarantees.  In addition, our domestic line of credit, which was opened on March 31, 2008, includes a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2010 and is subject to covenants related to financial ratios and tangible net worth.  No amounts have been drawn upon our domestic line of credit as of December 27, 2008.

9.              STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

We have two Stock Option Plans for which all service providers are eligible participants and a non-employee Directors’ Stock Option Plan for which only non-employee directors are eligible participants. The Directors’ Stock Option Plan is designed to work automatically without administration, however to the extent administration is necessary, it will be performed by the Board of Directors (or an independent committee thereof). Under these three plans, we may grant options to purchase up to an aggregate of 5,500,000, 6,300,000 and 689,000 shares of common stock, respectively of which zero, 2,504,447 and 177,000 shares, respectively, remain available for grant at December 27, 2008. Employee options are generally exercisable between two and four years from the grant date at a price equal to the fair market value of the common stock on the date of the grant and generally vest 25% to 50% annually. The Company settles stock option exercises with newly issued shares of common stock. Grants under employee plans generally expire six years from the original grant date. Director options are automatically granted to our non-employee directors. Such directors initially receive a stock option for 24,000 shares exercisable over a three-year period and an award of restricted stock units of 2,000 shares. Additionally, the non-employee directors receive an annual stock option grant of 6,000 shares exercisable as to 50% of the shares on the day prior to each of the next two annual stockholder meetings. Grants under the Directors’ Stock Option Plan expire ten years from the original grant date. In addition, each non-employee director receives an annual grant of 2,000 shares of restricted stock units that vest on the day prior to the annual stockholder meeting held in the third calendar year following the date of grant.

Under one of our Stock Option Plans, certain employees and non-employee directors are eligible for grants of restricted stock awards and/or restricted stock units. Restricted stock awards and restricted stock units are independent of option grants and are subject to restrictions. All of the shares of restricted stock outstanding at December 27, 2008 are subject to forfeiture if employment terminates prior to the release of restrictions. During this period, ownership of the shares cannot be transferred. The service-based restricted awards generally vest three years from the date of grant. The Company granted performance-based restricted stock units during the second quarter of fiscal 2008 which have a single vesting measurement date of November 14, 2010, which vest as to anywhere between 0% and 300% of the targeted amount based upon achievement by the Company of (a) an annual revenue threshold amount and (b) adjusted EBITDA percentage targets. Restricted stock (not including performance-based restricted stock and restricted stock units) has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards and units, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. We had 471,215 shares and units of restricted stock outstanding at December 27, 2008 and 341,015 shares and units of restricted stock outstanding at September 27, 2008.

We have an Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. At December 27, 2008, 70,324 shares of our common stock were reserved for future issuance under the plan.

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

The fair values of our stock options granted to employees and shares purchased under the stock purchase plan for the three months ended December 27, 2008 and December 29, 2007 were estimated using the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Three Months Ended		Three Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007 (1)
Expected life in years	4.0	3.5	0.5	—
Expected volatility	48%	29.5%	44.1%	—%
Risk-free interest rate	1.93%	4.1%	1.1%	—%
Expected dividends	—	—	—	—
Weighted average fair value per share	$9.10	$9.01	$6.95	$—

(1)

During the second quarter of fiscal 2007, the stock purchase plan was suspended and employee contributions were returned while a voluntary review of our historical stock option practices was conducted; therefore there are no fair values for the first quarter of fiscal 2008. There was no activity under the ESPP during the first quarter of fiscal 2008. The ESPP reopened in March 2008.

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended December 27, 2008 and December 29, 2007 (in thousands):

	Three Months Ended
	December 27, 2008	December 29, 2007
Cost of sales	$283	$385
Research and development	195	320
Selling, general and administrative	1,212	2,000
Income tax benefit	(537)	(772)
	$1,153	$1,933

During the three months ended December 27, 2008, $0.2 million for all stock plans was capitalized into inventory, $0.3 million was amortized to cost of sales and $0.3 million remained in inventory at December 27, 2008. During the three months ended December 29, 2007, $0.3 million for all stock plans was capitalized into inventory, $0.2 million was amortized into cost of sales and $0.3 million remained in inventory at December 29, 2007.  As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At December 27, 2008, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $11.5 million, net of estimated forfeitures of $1.6 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.3 years and will be adjusted for subsequent changes in estimated forfeitures.

At December 27, 2008, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.3 million, which will be recognized over the offering period.

In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from an employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the first three months of fiscal 2009 and of fiscal 2008, we recorded an immaterial amount of excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts and remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 27, 2008	2,880	$30.31
Granted	421	23.16
Exercised	(9)	25.37
Forfeitures	(2)	32.95
Expirations	(28)	30.38
Outstanding at December 27, 2008	3,262	$29.40	3.3	$218

Vested and expected to vest at December 27, 2008	3,197	$29.50	3.3	$218

Exercisable at December 27, 2008	2,406	$30.01	2.4	$218

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the 0.2 million outstanding options that were in-the-money at December 27, 2008. During the first quarter of fiscal 2009, the aggregate intrinsic value of options exercised under the Company’s stock option plans was less than $0.1 million, determined as of the date of option exercise. During the first quarter of fiscal 2008, no options were exercised under the Company’s stock option plans; therefore there was no intrinsic value.

The following table summarizes our restricted stock award and restricted stock unit activity for the first three months of fiscal 2009 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested stock at September 27, 2008	341	$29.70
Granted	159	23.11
Vested	(1)	31.43
Forfeited	(28)	32.95
Nonvested stock at December 27, 2008	471	$27.29

10.      COMMITMENTS AND CONTINGENCIES

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

Derivative Lawsuits—Between February 15, 2007 and March 2, 2007, three purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of Coherent’s current and former officers and directors. Coherent is named as a nominal defendant. The complaints generally allege that the defendants breached their fiduciary duties and violated the securities laws in connection with the granting of stock options, the accounting treatment for such grants, and the issuance of allegedly misleading public statements and stock sales by certain of the individual defendants. On May 29, 2007, these lawsuits were consolidated under the caption In re Coherent, Inc. Shareholder Derivative Litigation, Lead Case No. C-07-0955-JF (N.D. Cal.). On June 25, 2007, plaintiffs filed an amended consolidated complaint. The consolidated complaint asserts causes of action for alleged violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty and/or aiding and abetting breaches of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, insider selling and misappropriation of information. The consolidated complaint seeks, among other relief, disgorgement and damages in an unspecified amount, an accounting, rescission of allegedly improper stock option grants, punitive damages and attorneys’ fees and costs.  Motions to dismiss the consolidated complaint have been filed by defendants and the motions are presently scheduled to be heard by the court on March 13, 2009.

The Company’s Board of Directors has appointed a Special Litigation Committee (“SLC”) comprised of independent director Sandeep Vij to investigate and evaluate the claims asserted in the derivative litigation and to determine what action(s) should be taken with respect to the derivative litigation. The SLC’s investigation is ongoing.

Income Tax Audits—The Internal Revenue Service (“IRS”) is conducting an audit of our 2003 and 2004 tax returns. The IRS has issued a number of Notices of Proposed Adjustments (“NOPAs”) to these returns. Among other items, the IRS has challenged our research and development credits and our extraterritorial income (“ETI”) exclusion. We have agreed to the various adjustments proposed by the IRS and we believe that we have adequately provided for these exposures and any other items identified by the IRS as a result of the audit of these tax years. As part of its audit of our 2003 and 2004 years, the IRS has requested information related to our stock option investigation and we intend to comply with this request and address any issues that are raised in a timely manner. The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns and has requested stock option investigation information for these years.

The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We received a NOPA from the IRS in October 2008 to decrease the amount of research and development credits generated in years 2000 and 2001.  We responded to this NOPA and intend to dispute the adjustment with the IRS through the appeals process available to us.  While we believe that we have adequately provided for any adjustments that may be proposed by the IRS related to these credits, there exists the possibility of a material adverse impact on our results of operations in the event that this issue is resolved unfavorably to us.

The German tax authorities are conducting an audit of our subsidiary in Göttingen for the tax years 1999 through 2005. We believe that we have adequately provided for any adjustments that may be proposed by the German tax authorities.

11.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Three Months Ended
	December 27, 2008	December 29, 2007

Net income (loss)	$(14,679)	$4,729

Other comprehensive income (loss):
Translation adjustment	(10,161)	3,186
Net gain on derivative instruments, net of taxes	2	1
Changes in unrealized losses on available-for-sale securities, net of taxes	7	154
Other comprehensive income (loss), net of tax	(10,152)	3,341
Comprehensive income (loss)	$(24,831)	$8,070

The following summarizes activity in accumulated other comprehensive income (loss) related to derivatives, net of income taxes, held by us (in thousands):

Balance, September 30, 2007	$(98)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	1
Balance, December 29, 2007	$(97)

Balance, September 27, 2008	$(93)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	2
Balance, December 27, 2008	$(91)

Accumulated other comprehensive income (net of tax) at December 27, 2008 is comprised of accumulated translation adjustments of $69.0 million and net loss on derivative instruments of $0.1 million. Accumulated other comprehensive income (net of tax) at September 27, 2008 is comprised of accumulated translation adjustments of $79.2 million and net loss on derivative instruments of $0.1 million.

12.  EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive employee stock awards, including stock options, restricted stock awards and stock purchase contracts, using the treasury stock method.

The following table presents information necessary to calculate basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended
	December 27,	December 29,
	2008	2007
Weighted average shares outstanding —basic (1)	24,145	31,417
Dilutive effect of employee stock awards	—	542
Weighted average shares outstanding—diluted	24,145	31,959

Net income (loss)	$(14,679)	$4,729

Net income (loss) per basic share	$(0.61)	$0.15
Net income (loss) per diluted share	$(0.61)	$0.15

(1)   Net of restricted stock

As the Company incurred a net loss for the first quarter of fiscal 2009, potential dilutive securities from stock options, employee stock purchase plan and restricted stock awards have been excluded from the diluted net loss per share computation as their effects were deemed anti-dilutive.  A total of 2,519,135 potentially dilutive securities were excluded from the dilutive share calculation for the first quarter of fiscal 2008 as their effect was anti-dilutive.

13.  STOCK REPURCHASE

On February 12, 2008, the Company announced that the Board of Directors had authorized the Company to repurchase up to $225 million of its common stock through a modified “Dutch Auction” tender offer and an additional $25 million of its common stock, following the completion or termination of the tender offer, under its stock repurchase program, terminating no later than February 11, 2009.  On March 17, 2008, we completed our tender offer, repurchased and retired 7,972,313 shares of outstanding common stock at a price of $28.50 per share for a total of $228.2 million, including expenses.  Such repurchases were accounted for as a reduction in additional paid in capital. There were no repurchases during the first quarter of fiscal 2009.

14.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended
	December 27, 2008	December 29, 2007
Interest and dividend income	$1,444	$4,069
Interest expense	(77)	(161)
Foreign exchange gain	502	1,424
Gain (loss) on investments, net	(6,798)	962
Other—net	699	(413)
Other income (expense), net	$(4,230)	$5,881

15.  INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the provisions of SFAS 109, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the currently enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries. The difference between the statutory rate of 35% and the Company’s effective tax rate of (8.9%) for the three months ended December 27, 2008 was due primarily to permanent differences related to the non-deductibility of the goodwill impairment charge, deemed dividend inclusions under the

Subpart F tax rules, an unrealized loss on life insurance policy investments related to our deferred compensation plan and an increase in valuation allowance against certain foreign net operating loss carryforwards.  These amounts are partially offset by permanent differences related to benefit of research and development credits, including additional credits reinstated from FY 2008 resulting from the enactment of the “Emergency Economic Stabilization Act of 2008,” and the benefit of foreign tax credits.

Determining the consolidated provision for income taxes, income tax liabilities and deferred tax assets and liabilities involves judgment. We calculate and provide for income taxes in each of the tax jurisdictions in which we operate, which involves estimating current tax exposures as well as making judgments regarding the recoverability of deferred tax assets in each jurisdiction. The estimates used could differ from actual results, which may have a significant impact on operating results in future periods.

As of December 27, 2008, the total amount of gross unrecognized tax benefits was $52.9 million, of which $28.4 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefits were classified as non-current liabilities in the condensed consolidated balance sheets.

Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 27, 2008, the total amount of gross interest and penalties accrued was $6.8 million, which is classified as non-current liabilities in the condensed consolidated balance sheets.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 1999 are closed. The years 2003 and 2004 are currently under examination by the IRS. The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future years.  We responded to a NOPA issued by the IRS in October 2008 to decrease the amount of research and development credits generated in 2000 and 2001 and we intend to dispute the proposed adjustment with the IRS through the appeals process available to us.  The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns. In major state jurisdictions and major foreign jurisdictions, the years subsequent to 1998 generally remain open and could be subject to examination by the taxing authorities.

Management believes that it has adequately provided for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in our tax audits be resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is highly uncertain, we do not believe it is reasonably possible that our unrecognized tax benefits would materially change in the next 12 months.

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008,” was enacted on October 3, 2008.  Under the Act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010.  The effects of the change in the tax law are recognized in our first quarter of fiscal 2009, which is the quarter that the law was enacted.  In addition to the federal legislation, California Assembly Bill 1452 was enacted on September 30, 2008.  This legislation limits the utilization of the California research and development credit to 50% of the California tax liability for tax years beginning on or after January 1, 2008 and before January 1, 2010.

16.  SEGMENT INFORMATION

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

Effective as of the beginning of the first quarter of fiscal 2009, in order to align all of our diode-pumped solid state (“DPSS”) technology into the same reportable operating segment, management moved the DPSS Germany and Crystal product families from the CLC segment into the SLS segment.  This allows for leverage and efficiencies in many parts of the business. Crystal is primarily an internal supplier that supports the DPSS product family. This concentrates all DPSS product families in the SLS segment effective as of the first quarter of fiscal 2009. All of reporting has been aligned to reflect the revised reportable operating segments (CLC and SLS) and prior periods have been restated.

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

Pursuant to SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, our Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he assesses the performance of the segments and decides how to allocate resources to the segments. Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. Assets by segment are not a measure used to assess the performance of the company by the CODM; therefore we do not report assets by segment internally or in our disclosures. Income (loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate to our operating segments certain operating expenses which we manage separately at the corporate level. These unallocated costs include stock-based compensation and corporate functions (certain research and development, management, finance, legal and human resources) and are included in the results below under Corporate and other in the reconciliation of operating results. Management does not consider unallocated Corporate and other costs in its measurement of segment performance.

The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Three Months Ended
	December 27, 2008	December 29, 2007
Net sales:
Commercial Lasers and Components	$37,380	$47,248
Specialty Lasers and Systems	86,983	97,023
Corporate and other	25	25
Total net sales	$124,388	$144,296

Income (loss) from operations:
Commercial Lasers and Components	$(23,768)	$822
Specialty Lasers and Systems	13,734	13,902
Corporate and other	788	(13,573)
Total income (loss) from operations	$(9,246)	$1,151

17.   SUBSEQUENT EVENT

On February 4, 2009, we announced that we will be exiting our facilities in Tampere, Finland and St. Louis, Missouri. We plan to merge the St. Louis, Missouri development and manufacturing operations into our Santa Clara, California operations as part of our semiconductor business, with applications and marketing supported by our Bloomfield organization. We expect this transfer to be completed within the fourth quarter of fiscal 2009. We have initiated the planning phase of a multiyear project, with a targeted completion date of September 2010, to exit our epitaxial growth facility in Tampere, Finland and establish enhanced capabilities in Santa Clara, California.

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

Effective as of the beginning of the first quarter of fiscal 2009, in order to align all of our diode-pumped solid state (“DPSS”) technology into the same reportable operating segment, management moved the DPSS Germany and Crystal product families from the CLC segment into the SLS segment. This allows for leverage and efficiencies in many parts of the business. Crystal is primarily an internal supplier that supports the DPSS product family. This concentrates all DPSS product families in the SLS segment effective as of the first quarter of fiscal 2009. All of reporting has been aligned to reflect the revised reportable operating segments (CLC and SLS) and prior periods have been restated.

Income (loss) from operations is the measure of profit and loss that our chief operating decision maker (“CODM”) uses to assess performance and make decisions. Income (loss) from operations represents the net sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate to our operating segments certain operating expenses which we manage separately at the corporate level. These unallocated costs include stock-based compensation and corporate functions (certain research and development, management, finance, legal and human resources) and are included in Corporate and Other. Management does not consider unallocated Corporate and Other costs in its measurement of segment performance.

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

Long-Lived Assets

We evaluate long-lived assets and amortizable intangible assets whenever events or changes in business circumstances or our planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of assets are impaired based on comparison to the undiscounted expected future cash flows identifiable to such long-lived and amortizable intangible assets. If the comparison indicates that impairment exists, the impaired asset is written down to its fair value.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (see Note 6 in the Notes to Condensed Consolidated Financial Statements). During the three months ended December 27, 2008, our stock price declined substantially, which, after considering the underlying circumstances, we concluded represented a triggering event for review for potential goodwill impairment. Accordingly, as of December 27, 2008, we have performed an interim goodwill impairment evaluation, as required under SFAS No. 142. Under SFAS No. 142, goodwill is tested for impairment first by comparing each reporting unit’s fair value to its respective carrying value. If such comparison indicates a potential impairment, then the impairment is determined as the difference between the recorded value of goodwill and its fair value. The performance of this test is a two-step process.

Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform Step 2 of the goodwill impairment test to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill against the carrying value of that goodwill.

The reporting units we evaluated for goodwill impairment have been determined to be the same as our operating segments in accordance with SFAS No. 142 for determining reporting units and include Commercial Lasers and Components (“CLC”) and Specialty Lasers and Systems (“SLS”).  We determined the fair value of our reporting units for the Step 1 test using a weighting of the Income (discounted cash flow), Market and Transaction approach valuation methodologies. We have completed Step 1 of the impairment test. Management has reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was required only for the CLC reporting unit. The preliminary results of the Step 2 assessment for CLC indicate that the entire balance of goodwill in the CLC reporting unit at that date is impaired.  The estimated fair value of our SLS reporting unit exceeded its carrying value so no further impairment analysis was required for this reporting unit.

We will finalize the Step 2 analysis during the second quarter of fiscal 2009 and make any necessary adjustments. The non-cash impairment of goodwill of $19.3 million was recorded in the three months ended December 27, 2008.

At December 27, 2008, we had $90.2 million of goodwill and purchased intangible assets on our condensed consolidated balance sheet. At December 27, 2008, we had $102.5 million of property and equipment on our condensed consolidated balance sheet.

It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In addition, if the price of our common stock were to significantly decrease, thus indicating that the underlying fair value of our reporting units or other long-lived assets may have decreased, or any other adverse change in market conditions occur, particularly if such change has the effect of changing one of the critical assumptions or estimates we used to calculate the estimated fair value of our reporting units, we may be required to assess the recoverability of such assets in the period such circumstances are identified. In that event, additional impairment charges or shortened useful lives of certain long-lived assets may be required.

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

Stock-Based Compensation

We account for share-based compensation using the fair value recognition provisions of SFAS 123(R). We estimate the fair value of stock options granted using the Black-Scholes Merton model. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize the fair value of stock options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We value restricted stock units using the intrinsic value method. We amortize the value of restricted stock units on a straight-line basis over the restriction period.

SFAS 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life, the expected price volatility of the underlying stock and an estimate of expected forfeitures. Our computation of expected volatility considers historical volatility and market-based implied volatility. Our estimate of expected forfeitures is based on historical employee data and could differ from actual forfeitures.

See Note 9 in the Notes to the Condensed Consolidated Financial Statements for a description of our share-based employee compensation plans and the assumptions we use to calculate the fair value of share-based employee compensation.

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

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Three Months Ended
	December 27, 2008	December 29, 2007	Change	% Change
	(Dollars in thousands)

Bookings	$103,319	$154,857	$(51,538)	(33.3)%
Net sales—Commercial Lasers and Components	$37,380	$47,248	$(9,868)	(20.9)%
Net sales—Specialty Lasers and Systems	$86,983	$97,023	$(10,040)	(10.3)%
Gross profit as a percentage of net sales—Commercial Lasers and Components	30.0%	39.1%	(9.1)%	(23.3)%
Gross profit as a percentage of net sales—Specialty Lasers and Systems	45.0%	43.7%	1.3%	3.0%
Research and development as a percentage of net sales	11.9%	12.7%	(0.8)%	(6.3)%
Income (loss) before income taxes	$(13,476)	$7,032	$(20,508)	(291.6)%
Net cash provided by (used in) operating activities	$(9,398)	$13,077	$(22,475)	(171.9)%
Days sales outstanding in receivables	68.9	60.5	8.4	13.9%
Days sales outstanding in inventories	85.4	70.4	15.0	21.3%
Capital spending as a percentage of net sales	7.2%	3.2%	4.0%	125.0%

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

First quarter bookings decreased 33.3% from the same quarter one year ago. Bookings decreased in the microelectronics, OEM components and instrumentation and materials processing markets and were flat in the scientific and government programs market.

Microelectronics

Microelectronics bookings decreased 37% from the fourth quarter of fiscal 2008, as the drop in consumer confidence and spending continues to depress the microelectronics market. Non-service orders during the first quarter of fiscal 2009 can be characterized as technology buys or design wins. And while service orders have remained stable, we are very mindful how changes in semi-conductor fabrication plant utilization rates will affect this part of our business.

Orders from semi cap applications remained weak due to further reductions in projected capital spending by our customers and their end customers for 2009. Despite this trend, previous design wins led to key technology buys that, in turn, should lead to market share gain over the next twelve months.

Bookings from advanced packaging users decreased as integrators appear to be using up their existing inventories and end users struggle with excess capacity. We believe this market will remain depressed until broader economic stimuli reignite consumer demand for electronics.

Orders for flat panel display manufacturing were driven by service needs. From an application standpoint, the organic light-emitting diode (OLED) transition across various flat panel display formats is creating new opportunities and has expanded demand for sensitive/mobile touch screens that contributed to the new order activity in the market.

Bookings for solar cell manufacturing reached an all-time high in the first quarter of fiscal 2009. Demand was strongest from crystalline silicon applications where our UV lasers are used in critical process steps that enhance yield and optical-to-electrical conversion efficiency. We are working closely with customers to push these processes to full-scale manufacturing. The offset to this good news is that tight credit, low energy prices and sagging consumer confidence are slowing the rate of investment in the broader solar and renewable energy markets. All things considered, we are guardedly optimistic about this opportunity.

OEM Components and Instrumentation

Orders for OEM components and instrumentation decreased 27% from the fourth quarter of fiscal 2008. Orders for lasers used in aesthetic and refractive applications continue to be pressured by reductions in consumer spending. Non-refractive ophthalmology continues to show signs of strength, based upon the adoption of the Genesis 577™ laser system for retinal therapies. In general, bioinstrumentation customers remain in healthy condition and are managing inventory and risk by shifting towards smaller, more frequent orders. We expect this pattern to continue for the near-term future.

The OPS portfolio expanded with the introduction at the 2009 Photonics West tradeshow (“Photonics West”) of the Genesis™ 532-2000, a continuous wave green laser suitable for a variety of uses including instrumentation and scientific research. The system boasts the same benefits as our other OPS offerings including compactness, power scalability, high wall plug efficiency and long operating lifetimes.

Materials Processing

Materials processing orders decreased 20% from the fourth quarter of fiscal 2008, including a debooking of approximately $3 million of previously scheduled backlog.

In the fourth quarter of fiscal 2008, we had seen a slowdown from domestic customers. In the first quarter of fiscal 2009, the weakening was from Asian and European customers. We believe the two underlying causes are the tightening of credit and the erosion of the Euro relative to the dollar.

While the current market conditions are unfavorable, materials processing remains a key long-term opportunity for the photonics market. We are making targeted investments to increase our participation in the materials processing market. At Photonics West, we introduced the Highlight™ 1000F, which is a fiber-delivered, direct diode system that produces 1 kiloWatt at the end of the fiber and it can be used for a wide range of applications including welding, cladding, brazing and heat treating. Among the many benefits the 1000F offers are outstanding electrical-to-optical efficiency and ease of integration and operation. The evaluation of alpha units has gone very well and we have received our first orders.

Scientific and Government Programs

Scientific and government programs orders decreased 16% from a strong fourth quarter of fiscal 2008 and were flat compared to the first quarter of fiscal 2008. This was a typical first quarter in the scientific market. Europe and Asia posted solid bookings and the U.S. bookings decreased after a very robust fourth quarter of fiscal 2008. In general, market dynamics were stable, although there is evidence of aggressive pricing from smaller competitors trying to sustain their order stream. We are watching this carefully and still believe that product differentiation and company sustainability represent the winning formula.

As part of our market strategy, we introduced a new, high-performance ultrafast amplifier called the Libra™ HE at Photonics West. The HE is a black box system that delivers flexible performance for applications in photochemistry and materials science. We believe that this combination represents a compelling option for researchers.

The outlook for this market remains stable as the primary funding sources, which are public funds, seem secure. The decline in the value of university endowments has a small influence on revenue opportunities in the scientific market, mostly for start-up grants for new professors. It remains to be seen whether the recently discussed stimulus package, including $10 billion for research and technology will have a meaningful impact on the photonics market.

Net Sales

Net sales include sales of lasers, precision optics, related accessories and service contracts. Net sales for the first fiscal quarter decreased 20.9% in our CLC segment and decreased 10.3% in our SLS segment from the same quarter one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the first quarter decreased from 39.1% to 30.0% in our CLC segment and increased from 43.7% to 45.0% in our SLS segment from the same quarter one year ago.  For a more complete description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased to 11.9% from 12.7% in the first fiscal quarter from the same quarter one year ago.  For a more complete description of the reasons for changes in R&D percentage refer to the “Results of Operations” section of this quarterly report.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities shown on our Condensed Consolidated Statements of Cash Flows primarily represents the excess or shortfall of cash collected from billings to our customers and other receipts over cash paid to our vendors for expenses and inventory purchases to run our business.  We believe that cash flows from operations is an important performance indicator because cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth.  Although we did not generate positive cash flows from operating activities in the first quarter of fiscal 2009, we expect to generate positive cash flows from operations for fiscal 2009. For a more complete description of the reasons for changes in Net Cash Provided by Operating Activities refer to the “Liquidity and Capital Resources” section of this quarterly report.

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more cash flow available.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the first quarter of fiscal 2009 increased 8.4 days from the same quarter one year ago primarily due to the timing of cash collections around the holidays at the end of the quarter due to more customer shutdowns, slower collections due to the current economic climate and the impact of foreign exchange rates (2.2 days), particularly in Japan.

Days Sales Outstanding in Inventories

We calculate DSO in inventories as net inventories at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in inventories indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more cash flow available.  The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in inventories for the first quarter of fiscal 2009 increased 15.0 days from the same quarter one year ago primarily due to inventory increases in preparation for product outsourcing and manufacturing consolidation and lower revenues in the first quarter of fiscal 2009.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology.  Our capital spending percentage increased to 7.2% for the first quarter from 3.2% for the same quarter one year ago primarily due to the purchase of assets in support of a more effective business model for our semiconductor business and building investments related to our footprint reduction programs.  As a result of our multiple manufacturing consolidation programs, we anticipate capital spending for fiscal 2009 to be higher than our historical spending number.

SIGNIFICANT EVENTS

During the three months ended December 27, 2008, our stock price declined substantially, which, after considering the underlying circumstance, we concluded represented a triggering event for review for potential goodwill impairment.  Accordingly, as of December 27, 2008, we have performed an interim goodwill impairment evaluation, as required under SFAS No. 142. The performance of this test is a two-step process, but we have only competed Step 1 of the process.  Management has reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was required only for the CLC reporting unit. The preliminary results of the Step 2 assessment for CLC indicate that the entire balance of goodwill in the CLC reporting unit at that date is impaired.  The non-cash impairment of goodwill of $19.3 million was recorded in the three months ended December 27, 2008.

This estimated impairment adjustment will be finalized during the second quarter of fiscal 2009. Management believes any adjustment to this preliminary charge will not be material; however, until such time as the Step 2 evaluation is complete any potential changes are uncertain. The estimated fair value of our SLS reporting unit exceeded its carrying value so no further impairment analysis was required for this reporting unit.  We are in the process of conducting the Step 2 analysis for CLC; however, that analysis remains incomplete as of the date of this report. We will complete the Step 2 analysis during the second quarter of fiscal 2009 and make any necessary adjustments.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	December 27, 2008	December 29, 2007
Net sales	100.0%	100.0%
Cost of sales	59.5%	58.1%
Gross profit	40.5%	41.9%
Operating expenses:
Research and development	11.9%	12.7%
Selling, general and administrative	19.0%	26.9%
Impairment of goodwill	15.5%	—
Amortization of intangible assets	1.5%	1.5%
Total operating expenses	47.9%	41.1%
Income (loss) from operations	(7.4)%	0.8%
Other income (net)	(3.4)%	4.1%
Income (loss) before income taxes	(10.8)%	4.9%
Provision for income taxes	1.0%	1.6%
Net income (loss)	(11.8)%	3.3%

Net loss for the first quarter of fiscal 2009 was $14.7 million ($0.61 per share) including a charge for goodwill impairment of $19.3 million, $2.6 million of after-tax restructuring costs, $1.2 million of after-tax stock-related compensation expense and $0.3 million of after-tax costs related to litigation resulting from our internal stock option investigation.  Net income for the first quarter of fiscal 2008 was $4.7 million ($0.15 per diluted share) including $2.8 million of after-tax costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation and $1.9 million of after-tax stock-related compensation expense.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	December 27, 2008		December 29, 2007
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$39,978	32.1%	$48,673	33.7%
OEM components and instrumentation	36,738	29.6%	40,981	28.4%
Materials processing	17,442	14.0%	24,503	17.0%
Scientific and government programs	30,230	24.3%	30,139	20.9%
Total	$124,388	100.0%	$144,296	100.0%

Net sales for the first quarter of fiscal 2009 decreased by $19.9 million, or 14%, including a decrease of $1.4 million due to the impact of foreign currency exchange rates, compared to the first quarter of fiscal 2008.  Sales decreased in the microelectronics, materials processing and OEM components and instrumentation markets and increased slightly in the scientific and government programs market.

The decrease in the microelectronics market of $8.7 million, or 18%, was primarily due to lower sales in advanced packaging and semiconductor applications partially offset by higher sales in flat panel display and solar applications.  As indicated before, a drop in consumer confidence and spending continues to impact this market negatively. Sales in the material processing market decreased $7.1 million, or 29%, primarily due to lower commercial laser shipments for consumer applications.  The decrease in the OEM components and instrumentation market of $4.2 million, or 10%, was due primarily to reduced consumer spending for medical applications.

Although we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

Segments

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	December 27, 2008		December 29, 2007
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Commercial Lasers and Components (CLC)	$37,380	30.1%	$47,248	32.7%
Specialty Lasers and Systems (SLS)	86,983	69.9%	97,023	67.3%
Corporate and Other	25	0.0%	25	0.0%
Total	$124,388	100.0%	$144,296	100.0%

Net sales for the first quarter of fiscal 2009 decreased by $19.9 million, or 14%, compared to the first quarter of fiscal 2008, with decreases of $9.9 million, or 21%, in our CLC segment and decreases of $10.0 million, or 10%, in our SLS segment.

The decrease in our CLC segment sales was primarily due to lower advanced packaging, medical and semiconductor application sales.  The decrease in our SLS segment sales was primarily due to lower revenue for medical, microelectronics and semiconductor applications partially offset by higher solar application sales.

GROSS PROFIT

Consolidated

Our gross profit rate decreased 1.4% to 40.5% from 41.9% in the first fiscal quarter of 2009 compared to the same quarter one year ago.

The decrease in gross profit was primarily due to higher other costs (2.5%) due to higher inventory provisions, the impact of current quarter restructuring activities (2.4%) and higher stock-based compensation expense (0.1%) and was partially offset by the benefit of a weakened Euro, improved product mix in the scientific and OEM components and instrumentation markets and lower manufacturing costs (2.5%), lower warranty costs (0.6%) and a higher benefit due to losses on deferred compensation plan liabilities (0.5%).

Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations.

Commercial Lasers and Components

The gross profit rate in our CLC segment decreased to 30.0% from 39.1% in the first fiscal quarter of 2009 compared to the same quarter one year ago.

The 9.1% decrease in gross profit was primarily due to higher other costs (5.3%), higher inventory provisions and the impact of current quarter restructuring activities (5.0%), and was partially offset by more favorable product mix (0.9%) in the semiconductor market and lower warranty and installation costs (0.3%).

Specialty Lasers and Systems

The gross profit rate in our SLS segment increased to 45.0% from 43.7% in the first fiscal quarter of 2009 compared to the same quarter one year ago.

The 1.3% increase in gross profit was primarily due to a more favorable product mix in the scientific and OEM components and instrumentation markets, a favorable impact from a weakened Euro, and lower materials costs (3.7%), lower warranty costs (0.6%) and lower installation costs (0.2%) partially offset by the impact of current quarter restructuring activities (1.8%) and higher other costs (1.4%) due to higher inventory provisions.

OPERATING EXPENSES:

	Three Months Ended
	December 27, 2008		December 29, 2007
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$14,778	11.9%	$18,319	12.7%
Selling, general and administrative	23,628	19.0%	38,818	26.9%
Impairment of goodwill	19,286	15.5%	—	—
Amortization of intangible assets	1,943	1.5%	2,206	1.5%
Total operating expenses	$59,635	47.9%	$59,343	41.1%

Research and development (“R&D”) expenses decreased $3.5 million, or 19%, during the fiscal quarter ended December 27, 2008 compared to the same quarter one year ago.  The decrease was primarily due to lower project spending ($1.8 million), lower payroll and bonus spending ($1.4 million), higher benefit due to losses on deferred compensation plan liabilities ($1.2 million) with the related loss on deferred compensation plan assets recorded in other income (expense), the impact of foreign currency exchange rates ($0.4 million) and $0.1 million lower stock-related compensation expense, partially offset by higher restructuring costs ($0.5 million), lower net reimbursements from customers for development projects ($0.3 million) and $0.6 million lower other discretionary spending.  On a segment basis, CLC project spending decreased $1.2 million, including lower project spending, lower payroll and bonus spending.  SLS research and development spending decreased $1.0 million, including lower spending on projects, lower payroll and bonus spending.  Corporate and Other spending decreased $1.3 million due to the $1.2 million higher benefit due to losses on deferred compensation plan liabilities and lower stock-related compensation expense.

Selling, general and administrative (“SG&A”) expenses decreased $15.2 million or 39%, during the fiscal quarter ended December 27, 2008 compared to the same quarter one year ago.  The decrease in SG&A expenses was primarily due to a $6.8 million higher benefit due to losses on deferred compensation plan liabilities with the related loss on deferred compensation plan assets recorded in other income (expense), $4.3 million lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation, $3.1 million lower payroll and bonus spending, the impact of foreign currency exchange rates ($0.8 million), $0.7 million lower stock-related compensation expense and $0.1 million lower other net spending, partially offset by current quarter restructuring costs ($0.6 million).  On a segment basis, CLC segment expenses decreased $0.7 million and SLS segment expenses decreased $2.0 million, both primarily due to lower payroll and bonus spending and the impact of foreign currency exchange rates.  Spending for Corporate and other decreased $12.5 million primarily due to the higher benefit due to losses on deferred compensation plan liabilities ($6.8 million), lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation ($4.3 million), lower stock-related compensation expense ($0.7 million) and lower payroll and bonus spending.

In accordance with SFAS No. 142, goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired.  During the three months ended December 27, 2008, our stock price declined substantially, which, after considering the underlying circumstance, we concluded represented a triggering event for review for potential goodwill impairment.  Accordingly, as of December 27, 2008, we have performed an interim goodwill impairment evaluation, as required under SFAS No. 142. The performance of this test is a two-step process, but we have only competed Step 1 of the process.  Management has reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was required only for the CLC reporting unit. The preliminary results of the Step 2 assessment for CLC indicate that the entire balance of goodwill in the CLC reporting unit at that date is impaired.  Management has estimated that the entire $19.3 million balance of goodwill in the CLC reporting unit at that date is impaired.

Amortization of intangible assets decreased $0.3 million, or 12%, during the three months ended December 27, 2008 compared to the same quarter one year ago. The decrease was primarily due to the completion of amortization of certain intangibles related to prior acquisitions.

OTHER INCOME (EXPENSE) – NET

Other income, net of other expense, decreased $10.1 million during the three months ended December 27, 2008 compared to the same quarter one year ago. The decrease was primarily due to lower interest income ($2.6 million) as a result of lower cash, cash equivalents and short-term investment balances as well as lower rates of return, higher net losses on deferred compensation plan assets ($7.8 million) and lower foreign exchange gains ($0.9 million).

INCOME TAXES

The effective tax rate on income (loss) before income taxes for the first quarter of fiscal 2009 of (8.9%) was lower than the statutory rate of 35.0% due primarily to permanent differences related to the non-deductibility of the goodwill impairment charge, deemed dividend inclusions under the Subpart F tax rules, an unrealized loss on life insurance policy investments related to our deferred compensation plan and an increase in valuation allowance against certain foreign net operating loss carryforwards.  These amounts are partially offset by permanent differences related to benefit of research and development credits, including additional credits reinstated from FY 2008 resulting from the enactment of the “Emergency Economic Stabilization Act of 2008,” and the benefit of foreign tax credits.

The effective tax rate on income before income taxes for the first quarter of fiscal 2008 of 32.8% was lower than the statutory rate of 35.0% due primarily to permanent differences related to the benefit of foreign tax credits and research and development credits partially offset by permanent differences related to deemed dividend inclusions under the Subpart F tax rules.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Historically, our primary source of cash has been provided through operations. Other sources of cash in the past three fiscal years include proceeds received from the sale of stock through employee stock option and purchase plans, as well as through debt borrowings. Our historical uses of cash have primarily been for the repurchase of our common stock, capital expenditures, acquisitions of businesses and technologies and payments of principal and interest on outstanding debt obligations. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our condensed consolidated statements of cash flows and the notes to condensed consolidated financial statements:

	Three Months Ended
	December 27, 2008	December 29, 2007
	(in thousands)
Net cash provided by (used in) operating activities	$(9,398)	$13,077
Sales of shares under employee stock plans	3,543	—
Capital expenditures	(8,911)	(4,684)
Net debt borrowings (payments)	(2)	(3)

Net cash provided by (used in) operating activities decreased by $22.5 million for the first quarter of fiscal 2009 compared to the same quarter one year ago. The decrease in cash provided by operating activities was primarily due to lower cash flows from other current liabilities, income taxes payable, accounts payable, accounts receivable and inventories partially offset by higher cash flows from prepaid assets. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

Additional sources of cash available to us included a multi-currency line of credit and domestic lines of credit and bank credit facilities totaling $58.2 million as of December 27, 2008, of which $58.0 million was unused and available. These credit facilities were used in Europe during the first quarter of fiscal 2009 as guarantees. Our domestic line of credit includes a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2010 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic or multi-currency lines of credit as of December 27, 2008.

Our ratio of current assets to current liabilities was 5.2:1 at December 27, 2008 compared to 4.5:1 at September 27, 2008. The increase in our ratio from September 27, 2008 to December 27, 2008 is primarily due to larger decreases in other current liabilities, income taxes payable and accounts payable than in cash, cash equivalents and short-term investments. Our cash position, short-term investments, working capital and current debt obligations are as follows:

	December 27, 2008	September 27, 2008
	(in thousands)
Cash and cash equivalents	$185,235	$213,826
Short-term investments	14,644	4,268
Restricted cash, current	—	2,645
Working capital	395,409	396,456
Total debt obligations	20	24

Current Restricted Cash

As part of our tender offer to purchase the remaining outstanding shares of Lambda Physik, we were required by local regulations to have funds available for the offer in an account located in Germany. As of September 27, 2008, we had $2.6 million restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik, which were included in current restricted cash on our condensed consolidated balance sheets. We completed the transaction during the first fiscal quarter ended December 27, 2008, and have no restricted funds remaining on our balance sheet as of December 27, 2008.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, obligations under SFAS 143, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and

Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 27, 2008. There have been no material changes in contractual obligations since September 27, 2008. In December 2008, we entered into a lease agreement for an additional building in Sunnyvale, California. The future minimum lease payments for the building total $5.0 million over ten years. Information regarding our other financial commitments at December 27, 2008 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash used in operating activities during the first quarter of fiscal 2009 was $9.4 million, which included cash used in operating assets and liabilities of $17.5 million, net loss of $14.7 million, increases in net deferred tax assets of $4.9 million and $0.1 million other, partially offset by the non-cash charge for impairment of goodwill of $19.3 million, depreciation and amortization of $6.7 million and stock-based compensation expense of $1.8 million.

Cash used in investing activities during the first quarter of fiscal 2009 was $15.9 million, which included $10.3 million, net purchases of available-for-sale securities and $8.9 million used to acquire property and equipment and improve buildings, partially offset by a $2.5 million decrease in restricted cash and $0.8 million in proceeds from dispositions of property and equipment.

Cash provided by financing activities during the first quarter of fiscal 2009 was $3.1 million, which included $3.6 million generated from our employee stock option and stock purchase plans partially offset by a decrease of $0.5 million in our cash overdraft.

Changes in exchange rates during the first quarter of fiscal 2009 used $6.4 million, primarily due to the weakening of the Euro against the U.S. dollar, partially offset by the strengthening of the Japanese Yen in relation to the U.S. dollar.

RECENT ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”)’s Consensus for Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. We adopted EITF 07-1 for our fiscal year beginning September 28, 2008. The adoption of EITF 07-1 did not have a material impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition related costs be recognized separately from the acquisition and recorded as expense. SFAS 141(R) is effective for us for acquisitions after the beginning of our fiscal year 2010.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. We adopted SFAS 157 in our first quarter of fiscal 2009. The adoption of SFAS 157 for financial assets and financial liabilities did not have a significant impact on our consolidated financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for us for our fiscal year beginning October 4, 2009. We are currently evaluating the impact of the adoption of those provisions of SFAS 157 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. We adopted SFAS 159 in our first quarter of fiscal 2009. The adoption of SFAS 159 did not have a material impact on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS 161 is effective for our second quarter of fiscal 2009. We do not expect that the adoption of SFAS 161 will have a significant impact on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We will evaluate the potential impact of FSP SFAS 142-3 on acquisitions on a prospective basis.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect that the adoption of SFAS 162 will have a significant impact on our consolidated financial position, results of operations and cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 27, 2008, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At December 27, 2008 the fair value of our available-for-sale debt securities was $10.9 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $19,000 and ($12,000), respectively, at December 27, 2008.

Foreign currency exchange risk

We maintain operations in various countries outside of the United States and foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro and the Japanese Yen. As a result, our earnings and cash flows are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for trading purposes.

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

The following table provides information about our foreign exchange forward contracts at December 27, 2008. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at December 27, 2008 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Euro	1.2760	$(12,149)	$(13,271)
Japanese Yen	92.9799	$1,724	$1,767
Korean Won	1,400.2723	$1,213	$1,285
British Pound	1.4739	$3,975	$3,962
Canadian Dollar	0.7938	$538	$558
Chinese Renminbi	6.9320	$979	$983

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 27, 2008 (“Evaluation Date”).  The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Derivative Lawsuits

Between February 15, 2007 and March 2, 2007, three purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors. We are named as a nominal defendant. The complaints generally allege that the defendants breached their fiduciary duties and violated the securities laws in connection with the granting of stock options, the accounting treatment for such grants, the issuance of allegedly misleading public statements and stock sales by certain of the individual defendants. On May 29, 2007, these lawsuits were consolidated under the caption In re Coherent, Inc. Shareholder Derivative Litigation, Lead Case No. C-07-0955-JF (N.D. Cal.). On June 25, 2007, plaintiffs filed an amended consolidated complaint. The consolidated complaint asserts causes of action for alleged violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty and/or aiding and abetting breaches of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, insider selling and misappropriation of information. The consolidated complaint seeks, among other relief, disgorgement and damages in an unspecified amount, an accounting, rescission of allegedly improper stock option grants, punitive damages and attorneys’ fees and costs. To date, we have been paying the defense costs of the individual defendants. Motions to dismiss the consolidated complaint have been filed by defendants and the motions are presently scheduled to be heard by the court on March 13, 2009.

In addition, our Board of Directors has appointed a Special Litigation Committee (“SLC”) comprised of independent director Sandeep Vij to investigate and evaluate the claims asserted in the derivative litigation and to determine what action(s) should be taken with respect to the derivative litigation. The SLC has retained legal counsel to assist it. The SLC’s investigation is ongoing.

Income Tax Audits

The Internal Revenue Service (“IRS”) is conducting an audit of our 2003 and 2004 tax returns. The IRS has issued a number of Notices of Proposed Adjustments (“NOPAs”) to these returns. Among other items, the IRS has challenged our research and development credits and our extraterritorial income (“ETI”) exclusion. We have agreed to the various adjustments proposed by the IRS and we believe that we adequately provided for these exposures and any other items identified by the IRS as a result of the audit of these tax years. As part of its audit of our 2003 and 2004 years, the IRS has requested information related to our stock option investigation and we intend to comply with this request and address any issues that are raised in a timely manner.  The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns and has requested stock option investigation information for these years.

The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We received a NOPA from the IRS in October 2008 to decrease the amount of research and development credits generated in years 2000 and 2001. We responded to this NOPA and intend to dispute the adjustment with the IRS through the appeals process available to us. While we believe that we have adequately provided for any adjustments that may be proposed by the IRS related to these credits, there exists the possibility of a material adverse impact on our results of operations in the event that this issue is resolved unfavorably to us.

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

Increased concerns about credit markets, consumer confidence, economic conditions, volatile corporate profits and reduced capital spending could negatively impact demand for our products. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, as well as effectively manage supply chain relationships in the face of such conditions. Spending and the timing thereof by consumers and businesses has a significant impact on our results and, where such spending is delayed or canceled, it could cause a material negative impact on our operating results.

The current financial turmoil affecting the banking system and financial markets and the possibility that additional financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, and a low level of liquidity in many financial markets. There could be a number of follow-on effects from the credit crisis on our business, including the insolvency of key suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; and failure of financial institutions negatively impacting our treasury operations. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; and changes in fair value of derivative instruments. The current volatility in the financial markets and overall economic uncertainty increase the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

Our business could also be impacted by international conflicts, terrorist and military activity, civil unrest and pandemic illness which could cause a slowdown in customer orders or cause customer order cancellations. In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad.

Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition and results of operations could suffer. Additionally, unstable economic conditions can provide significant pressures and burdens on individuals, thus fostering an atmosphere of greater potential exposure for inappropriate business conduct. See “Part I, Item 4. CONTROLS AND PROCEDURES — Inherent Limitations over Internal Control.”

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

We are exposed to credit risk and fluctuations in the market values of our investment portfolio.

Although we have not recognized any material losses on our cash, cash equivalents and short-term investments, future declines in their market values could have a material adverse effect on our financial condition and operating results. Given the global nature of our business, we have investments both domestically and internationally. Additionally, our overall investment portfolio is often concentrated in the financial sector, which has been negatively impacted by the recent market liquidity conditions. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. As a result, the value or liquidity of our cash, cash equivalents and short-term investments could decline and result in a material impairment, which could have a material adverse effect on our financial condition and operating results.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

Under accounting principles generally accepted in the United States, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flows projections.  We recorded a material charge during the quarter ended December 27, 2008 related to the estimated impairment of goodwill in our CLC operating segment.  A further decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we used to calculate the estimated fair value of our reporting units, could result in a change to the estimation of fair value that could result in an additional impairment charge. Any such additional material charges, whether related to goodwill or purchased intangible asset impairment, may have a material negative impact on our financial condition and operating results.

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

For the first quarter of fiscal 2009, 65% of our net sales were derived from customers outside of the United States. For fiscal years 2008, 2007, and 2006, 68% of our net sales were derived from customers outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. The majority of our foreign sales occur through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign operations and sales are subject to a number of risks, including:

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

We have previously announced our intent to reduce our global operating footprint, including the closing of our Auburn, California, Munich, Germany, Tampere, Finland, and St. Louis, Missouri, operations. If we are not able to effectively transition the business activities from one site to another it could have an adverse impact on our results of operations.

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

Although most of our products do not incorporate hazardous or toxic materials and chemicals, some of the gases used in our excimer lasers and some of the liquid dyes used in some of our scientific laser products are highly toxic. In addition, our operations involve the use of standard laboratory and manufacturing materials that could be considered hazardous. Also, if a facility fire were to occur at our Tampere, Finland and Sunnyvale, California sites and were to spread to a reactor used to grow semiconductor wafers, it could release highly toxic emissions. We believe that our safety procedures for handling and disposing of such materials comply with all federal, state and offshore regulations and standards. However, the risk of accidental environmental contamination or injury from such materials cannot be entirely eliminated. In the event of such an accident involving such materials, we could be liable for damages and such liability could exceed the amount of our liability insurance coverage and the resources of our business.

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

Provisions of our charter documents and Delaware law, and our Change-of-Control Severance Plan may have anti-takeover effects that could prevent or delay a change in control.

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

Also as a result of our investigation into our historical stock option granting practices, we have determined that certain payroll taxes, interest and penalties apply under various sections of the Internal Revenue Code, various state tax statutes, and tax statutes in various foreign jurisdictions. We have reviewed these potential liabilities and accrued the estimated probable amount of the liability. There can be no assurance that Coherent’s accruals covered all potential circumstances in which additional payroll taxes, interest and penalties would apply. Should it be found that additional payroll taxes, interest and penalties would apply, our results of operations may be materially adversely affected.

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

For the first quarter of fiscal 2009, our research and development costs were $14.9 million (11.9% of net sales). For our fiscal years 2008, 2007 and 2006, our research and development costs were $74.3 million (12.4% of net sales), $74.6 million

(12.4% of net sales) and $73.1 million (12.5% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.	Description

3.1*	Restated and Amended Certificate of Incorporation (previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)

3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation (previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)

3.3*	Amended and Restated Bylaws (previously filed as Exhibit 3.3 to Form 10-Q for the fiscal quarter ended June 28, 2008)

10.1‡	2009 Variable Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit. Portions of this exhibit are redacted and confidential treatment has been requested.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

Date: February 5, 2009	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2009	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Restated and Amended Certificate of Incorporation (previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)

3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation (previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)

3.3*	Amended and Restated Bylaws (previously filed as Exhibit 3.3 to Form 10-Q for the fiscal quarter ended June 28, 2008)

10.1‡	2009 Variable Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit. Portions of this exhibit are redacted and confidential treatment has been requested.