Form 10-Q
period 2009-04-04
COHERENT INC
filed 2009-05-14
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on April 30, 2009 was 24,387,833 shares

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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008

Net sales	$105,422	$155,942	$229,810	$300,238
Cost of sales	65,815	88,818	139,814	172,620
Gross profit	39,607	67,124	89,996	127,618
Operating expenses:
Research and development	15,610	19,428	30,388	37,747
Selling, general and administrative	27,962	37,384	51,590	76,202
Impairment of goodwill	—	—	19,286	—
Amortization of intangible assets	1,894	2,229	3,837	4,435
Total operating expenses	45,466	59,041	105,101	118,384
Income (loss) from operations	(5,859)	8,083	(15,105)	9,234
Other income (expense):
Interest and dividend income	689	3,368	2,133	7,437
Interest expense	(32)	(184)	(109)	(345)
Other—net	(2,257)	1,079	(7,854)	3,052
Total other income (expense), net	(1,600)	4,263	(5,830)	10,144
Income (loss) before income taxes	(7,459)	12,346	(20,935)	19,378
Provision for income taxes	1,671	6,221	2,874	8,524
Net income (loss)	$(9,130)	$6,125	$(23,809)	$10,854

Net income (loss) per share:
Basic	$(0.38)	$0.20	$(0.98)	$0.35
Diluted	$(0.38)	$0.19	$(0.98)	$0.34

Shares used in computation:
Basic	24,258	31,394	24,202	31,406
Diluted	24,258	31,874	24,202	31,916

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	April 4, 2009	September 27, 2008

ASSETS
Current assets:
Cash and cash equivalents	$182,951	$213,826
Restricted cash	—	2,645
Short-term investments	23,849	4,268
Accounts receivable—net of allowances of $2,235 and $2,494, respectively	81,302	96,611
Inventories	114,239	120,519
Prepaid expenses and other assets	48,314	41,793
Deferred tax assets	24,399	30,121
Total current assets	475,054	509,783
Property and equipment, net	100,094	100,996
Goodwill	63,513	86,818
Intangible assets, net	22,652	27,556
Other assets	79,885	81,230
Total assets	$741,198	$806,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—
Current portion of long-term obligations	8	9
Accounts payable	20,316	26,333
Income taxes payable	1,956	7,847
Other current liabilities	74,249	79,138
Total current liabilities	96,529	113,327
Long-term obligations	9	15
Other long-term liabilities	83,325	94,606
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—24,388 shares and 24,191 shares, respectively	243	241
Additional paid-in capital	184,940	177,646
Accumulated other comprehensive income	58,502	79,089
Retained earnings	317,650	341,459
Total stockholders’ equity	561,335	598,435
Total liabilities and stockholders’ equity	$741,198	$806,383

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	April 4, 2009	March 29, 2008
Cash flows from operating activities:
Net income (loss)	$(23,809)	$10,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,716	12,241
Amortization of intangible assets	3,837	4,435
Deferred income taxes	(1,583)	935
Loss (gain) on disposal of property and equipment	438	(87)
Stock-based compensation	4,178	5,311
Excess tax benefit from stock-based compensation arrangements	(8)	—
Impairment of goodwill	19,286	—
Non-cash restructuring and other	167	—
Other non-cash expense	34	152
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	13,013	(2,211)
Inventories	1,867	1,884
Prepaid expenses and other assets	(9,514)	(14,402)
Other assets	10,045	2,550
Accounts payable	(5,743)	3,529
Income taxes payable/receivable	(2,025)	1,764
Other current liabilities	(2,396)	4,785
Other long-term liabilities	(9,976)	(3,099)
Net cash provided by operating activities	7,527	28,641

Cash flows from investing activities:
Purchases of property and equipment	(14,156)	(9,213)
Proceeds from dispositions of property and equipment	1,349	9,853
Purchases of available-for-sale securities	(44,986)	(105,824)
Proceeds from sales and maturities of available-for-sale securities	25,434	136,878
Proceeds from sale of business	—	6,519
Change in restricted cash	2,521	(25)
Other—net	—	804
Net cash provided by (used in) investing activities	(29,838)	38,992

Cash flows from financing activities:
Short-term borrowings	3	—
Short-term repayments	(3)	—
Repayment of capital lease obligations	(4)	(6)
Cash overdrafts increase (decrease)	20	(874)
Issuance of common stock under employee stock option and purchase plans	3,544	1,362
Repurchase of common stock	—	(228,147)
Excess tax benefits from stock-based compensation arrangements	8	—
Net cash provided by (used in) financing activities	3,568	(227,665)
Effect of exchange rate changes on cash and cash equivalents	(12,132)	13,889
Net decrease in cash and cash equivalents	(30,875)	(146,143)
Cash and cash equivalents, beginning of period	213,826	315,927
Cash and cash equivalents, end of period	$182,951	$169,784

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$104	$192
Income taxes	$13,029	$10,274
Cash received during the period for:
Income taxes	$6,138	$3,575

Non-cash investing and financing activities:
Unpaid property and equipment	$1,492	$2,423
Net retirement of restricted stock awards	$394	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Coherent, Inc. (referred to herein as the “Company,” “we,” “our,” “us” or “Coherent”) consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended September 27, 2008. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods presented therein. Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2009 and 2008 include 53 and 52 weeks, respectively.

Correction of an Error in Condensed Consolidated Statements of Cash Flows

In July 2008, we determined that the purchase and sale activity of securities classified as cash equivalents had been improperly included in the presentation of purchases and sales of investments within the investing section of the consolidated statement of cash flows within the captions “Purchases of available-for-sale securities” and “Proceeds from sales and maturities of available-for-sale securities.” As a result, we have corrected this error in the accompanying consolidated statement of cash flows for the six months ended March 29, 2008 by removing the purchases, sales and maturities of the securities classified as cash equivalents from the amounts previously reported. The correction of the error does not change the net effect of these purchases, maturities and sales of available for sale securities within cash flows from investing activities. For the six months ended March 29, 2008, we previously reported purchases of available for sale securities of $530,332, which we have reduced by $424,508 of purchases related to cash equivalents to purchases of $105,824, as corrected.  We previously reported proceeds from sales and maturities of available-for-sale securities of $561,386, which we have reduced by $424,508 of sales and maturities related to cash equivalents to maturities and sales of $136,878, as corrected.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition related costs be recognized separately from the acquisition and recorded as an expense. SFAS 141(R) is effective for us for acquisitions after the beginning of our fiscal year 2010. We are currently evaluating the potential impact, if any, of the adoption of FAS 141(R) on our consolidated financial position, results of operations and cash flows.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for us for our fiscal year beginning October 4, 2009. We are currently evaluating the impact of the adoption of those provisions of SFAS 157 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, changes in fair value are recognized in earnings. We adopted SFAS 159 in our first quarter of fiscal 2009. The adoption of SFAS 159 did not have a material impact on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. We adopted SFAS 161 in our second quarter of fiscal 2009. The adoption of SFAS 161 did not have a material impact on our consolidated financial position and results of operations.

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

In April 2009, the FASB issued FSP FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”) which amends the guidance in SFAS No. 141(R) to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period.  If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5 “Accounting for Contingencies”, and FASB Interpretation (FIN) No. 14 “Reasonable Estimation of the Amount of a Loss”.  Further, this FSP eliminated the specific subsequent accounting guidance for contingent assets and liabilities from SFAS No. 141(R), without significantly revising the guidance in SFAS No. 141.  However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141(R).  This FSP is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the potential impact, if any, of the adoption of FAS 141(R)-1 on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS 107-1 & APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect that the adoption of FSP FAS 107-1 & APB 28-1 will have a significant impact on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect that the adoption of FSP FAS 115-2 and FAS 124-2 will have a significant impact on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect that the adoption of FSP FAS 157-4 will have a significant impact on our consolidated financial position, results of operations and cash flows.

3.     FAIR VALUE OF CASH EQUIVALENTS AND MARKETABLE SECURITIES

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances; as of April 4, 2009, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of April 4, 2009 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)

Money market fund deposits (1)	$22,462	$—	$22,462
Certificates of deposit (2)	—	120,909	120,909
U.S. Treasury and agency obligations (3)	—	25,764	25,764
Corporate notes and obligations (4)	—	749	749
Commercial paper (5)	—	11,464	11,464
Foreign currency contracts (6)	—	(162)	(162)
Total net assets measured at fair value	$22,462	$158,724	$181,186

(1)          Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)          Includes $115,467 recorded in cash and cash equivalents and $5,442 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(3)          Includes $10,198 recorded in cash and cash equivalents and $15,566 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(4)          Included in short-term investments on the Condensed Consolidated Balance Sheet.

(5)          Includes $9,372 recorded in cash and cash equivalents and $2,092 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(6)          Includes $201 recorded in prepaid expenses and other assets and $363 recorded in other current liabilities on the Condensed Consolidated Balance Sheet.

4.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value. We enter into foreign exchange forwards to minimize the risks of foreign currency fluctuation of specific assets and liabilities on the balance sheet; these are not designated as hedging instruments under FAS 133.

Effective December 28, 2008, we adopted the changes to the disclosure requirements for derivative and hedging activities of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows.

We maintain operations in various countries outside of the United States and foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro and the Japanese Yen. As a result, our earnings and cash flows are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for speculative or trading purposes. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.

For derivative instruments that are not designated as hedging instruments under SFAS 133, gains and losses are recognized in other income (expense).

The outstanding notional amounts of hedge contracts, with maximum maturity of 2 months, are as follows (in thousands):

	April 4, 2009	September 27, 2008
Other foreign currency hedge contracts
Purchase	$10,447	$22,310
Sell	(4,093)	(8,470)
Net	$6,354	$13,840

The location and fair value amounts of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of April 4, 2009 were as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	April 4, 2009		April 4, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts	Prepaid expenses and other assets	$201	Other current liabilities	$363

The location and amounts of non-designated derivative instruments’ gains and losses in the Condensed Consolidated Statements of Operations for the three and six months ended April 4, 2009 are as follows (in thousands):

		Amount of Gain or (Loss) Recognized in
	Location of Gain	Income on Derivatives
	(Loss) Recognized in Income on Derivatives	Three Months Ended April 4, 2009	Six Months Ended April 4, 2009
Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts	Other income (expense)	$(1,417)	$(1,726)

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	April 4, 2009
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$182,947	$4	$—	$182,951
Short-term investments:
Available-for-sale securities:
Commercial paper	$2,092	$—	$—	$2,092
Certificates of deposit	5,404	38	—	5,442
U.S. Treasury and agency obligations	15,552	14	—	15,566
Corporate notes and obligations	755	1	(7)	749
Total short-term investments	$23,803	$53	$(7)	$23,849

	September 27, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$216,474	$2	$(5)	$216,471
Less: restricted cash				(2,645)
				$213,826
Short-term investments:
Available-for-sale securities:
Commercial paper	$1,496	$—	$—	$1,496
Certificates of deposit	900	5	—	905
U.S. Treasury and agency obligations	607	5	—	612
Corporate notes and obligations	1,254	7	(6)	1,255
Total short-term investments	$4,257	$17	$(6)	$4,268

At September 27, 2008, $2.6 million of cash was restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik. The cash was paid during the first fiscal quarter and no cash was restricted as of April 4, 2009.

7.    GOODWILL AND INTANGIBLE ASSETS

During the three months ended December 27, 2008, our stock price declined substantially, which combined with expectations of declines in forecasted operating results due to the slowdown in the global economy, led the Company to conclude that a triggering event for review for potential goodwill impairment had occurred.  Accordingly, as of December 27, 2008, we performed an interim goodwill impairment evaluation, as required under SFAS No. 142. Under SFAS No. 142, goodwill is tested for impairment first by comparing each reporting unit’s fair value to its respective carrying value. If such comparison indicates a potential impairment, then the impairment is determined as the difference between the recorded value of goodwill and its fair value. The performance of this test is a two-step process.

Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform Step 2 of the goodwill impairment test to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the fair value of the affected reporting unit’s goodwill against the carrying value of that goodwill.

The reporting units we evaluated for goodwill impairment have been determined to be the same as our operating segments in accordance with SFAS No. 142 and include Commercial Lasers and Components (“CLC”) and Specialty Lasers and Systems (“SLS”).  We determined the fair value of our reporting units for the Step 1 test using a weighting of the Income (discounted cash flow), Market and Transaction approach valuation methodologies. We completed Step 1 of the impairment test. Management reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was required only for the CLC reporting unit. Due to the extensive work involved in performing the Step 2 analysis, the Company had not completed its analysis for the CLC reporting unit at the time the Company’s quarterly report on Form 10-Q for the first quarter of fiscal 2009 was due.  Our preliminary analysis indicated that the entire balance of the goodwill in the CLC reporting unit at that date was impaired and we recorded a non-cash goodwill impairment charge of $19.3 million in the first quarter of fiscal 2009.  During the three months ended April 4, 2009, we completed the Step 2 analysis for the CLC reporting unit at December 27, 2008 and determined that the entire balance of goodwill in the CLC reporting unit at that date was impaired.  The estimated fair value of our SLS reporting unit exceeded its carrying value so no further impairment analysis was required for this reporting unit.

The non-cash impairment of goodwill of $19.3 million was recorded in the three months ended December 27, 2008.

During the three months ended April 4, 2009, our expectations of declines in forecasted operating results due to the slowdown in the global economy and the further declines in our stock price led the Company to conclude that a triggering event for review for potential goodwill impairment had occurred.  Accordingly, as of April 4, 2009, we performed an interim goodwill impairment evaluation, as required under SFAS No. 142.  This interim impairment evaluation utilized the same valuation techniques used in our impairment valuation in the first quarter of fiscal 2009.  Based on the results of our Step 1 analysis, we determined that no additional goodwill impairment was indicated.

The changes in the carrying amount of goodwill by segment for the period from September 27, 2008 to April 4, 2009 are as follows (in thousands):

	Commercial Lasers and Components	Specialty Lasers and Systems	Total
Balance as of September 27, 2008	$23,786	$63,032	$86,818
Reclassification (see Note 17)	(4,500)	4,500	—
Impairment loss	(19,286)	—	(19,286)
Translation adjustments and other	—	(4,019)	(4,019)
Balance as of April 4, 2009	$—	$63,513	$63,513

Components of our amortizable intangible assets are as follows (in thousands):

	April 4, 2009			September 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$53,128	$(35,377)	$17,751	$54,615	$(33,370)	$21,245
Patents	9,605	(7,859)	1,746	10,496	(8,090)	2,406
Drawings	1,311	(1,311)	—	1,433	(1,433)	—
Order backlog	4,637	(4,623)	14	5,052	(5,034)	18
Customer lists	5,231	(3,410)	1,821	5,440	(3,253)	2,187
Trade name	3,556	(2,272)	1,284	3,861	(2,236)	1,625
Non-compete agreement	2,315	(2,279)	36	2,454	(2,379)	75
Total	$79,783	$(57,131)	$22,652	$83,351	$(55,795)	$27,556

Amortization expense for intangible assets for the six months ended April 4, 2009 and March 29, 2008 was $3.8 million and $4.4 million, respectively. At April 4, 2009, estimated amortization expense for the remainder of fiscal 2009, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2009 (remainder)	$3,741
2010	6,419
2011	4,929
2012	3,232
2013	1,953
2014	1,089
Thereafter	1,289
Total	$22,652

8.    BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	April 4, 2009	September 27, 2008
Purchased parts and assemblies	$37,103	$36,919
Work-in-process	35,585	46,128
Finished goods	41,551	37,472
Inventories	$114,239	$120,519

Prepaid expenses and other assets consist of the following (in thousands):

	April 4, 2009	September 27, 2008
Prepaid and refundable income taxes	$20,420	$23,277
Prepaid expenses and other	27,894	18,516
Total prepaid expenses and other assets	$48,314	$41,793

Other assets consist of the following (in thousands):

	April 4, 2009	September 27, 2008
Assets related to deferred compensation arrangements	$18,395	$28,122
Deferred tax assets	58,651	50,208
Other assets	2,839	2,900
Total other assets	$79,885	$81,230

Other current liabilities consist of the following (in thousands):

	April 4, 2009	September 27, 2008
Accrued payroll and benefits	$20,493	$30,807
Reserve for warranty	11,638	13,214
Deferred income	12,317	12,096
Accrued expenses and other	8,547	12,252
Other taxes payable	14,588	4,858
Accrued restructuring charges	3,754	3,587
Customer deposits	2,912	2,324
Total other current liabilities	$74,249	$79,138

On April 16, 2008, we announced that we entered into an agreement to sell certain assets of our Auburn Optics (“Auburn”) manufacturing operation to Research Electro-Optics, Inc. (“REO”), a privately held optics manufacturing and technology company. We also entered into a strategic supply agreement with REO. REO is providing optical manufacturing capabilities for us, including fabrication and coating of optical components. The transition of the optics manufacturing assets from Auburn to REO was substantially completed by the end of the second quarter of fiscal 2009. The transition has resulted in charges primarily for employee terminations, supplier qualification, moving costs for related equipment, and other exit related costs associated with a plan approved by management.

During the second quarter of fiscal 2009, we announced our plans to close our facilities in Tampere, Finland and St. Louis, Missouri. The closure of our Finland and St. Louis sites are scheduled for completion by the end of fiscal 2010 and fiscal 2009, respectively. These closure plans have resulted in charges primarily for employee termination and other costs associated with a plan approved by management.

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

We recognize restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Restructuring charges in the first six months of fiscal 2009 and 2008 are recorded in cost of sales, research and development and selling, general and administrative expenses in our consolidated statements of operations.

The following table presents our current liability as accrued on our balance sheet for restructuring charges.  The table sets forth an analysis of the components of the restructuring charges, payments made against the accrual and other provisions for the first six months of fiscal 2009 and 2008 (in thousands):

	Severance Related	Facilities- related Charges	Other Restructuring Costs	Total
Balance at September 29, 2007	$—	$476	$—	$476
Provisions	—	—	—	—
Deductions	—	(476)	—	(476)
Balance at March 29, 2008	$—	$—	$—	$—

Balance at September 27, 2008	$2,581	$19	$987	$3,587
Provisions	5,862	950	2,275	9,087
Deductions	(5,668)	(607)	(2,645)	(8,920)
Balance at April 4, 2009	$2,775	$362	$617	$3,754

The severance related costs for the first six months of fiscal 2009 are primarily comprised of severance pay, outplacement services, medical and other related benefits for employees being terminated due to the transition of activities out of Auburn, California, Munich, Germany, St. Louis, Missouri and Tampere, Finland. The remaining severance related restructuring accrual balance of approximately $2.8 million at April 4, 2009 is expected to result in cash expenditures through the fourth quarter of fiscal 2010. The other restructuring costs are primarily for a grant repayment liability, project management fees and other exit related costs associated with a plan approved by management.

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

Components of the reserve for warranty costs during the first six months of fiscal 2009 and 2008 were as follows (in thousands):

	Six Months Ended
	April 4, 2009	March 29, 2008
Beginning balance	$13,214	$13,660
Additions related to current period sales	6,178	10,571
Warranty costs incurred in the current period	(7,222)	(11,099)
Adjustments to accruals related to prior period sales	(532)	658
Ending balance	$11,638	$13,790

Other long-term liabilities consist of the following (in thousands):

	April 4, 2009	September 27, 2008
Long-term taxes payable	$47,090	$45,343
Deferred compensation	18,654	28,459
Deferred tax liabilities	10,162	13,738
Deferred income	1,948	1,800
Asset retirement obligations liability	1,454	1,464
Other long-term liabilities	4,017	3,802
Total other long-term liabilities	$83,325	$94,606

The following table reconciles changes in our asset retirement obligations liability (in thousands):

	Six Months Ended
	April 4, 2009	March 29, 2008
Beginning balance	$1,464	$1,256
Adjustment to asset retirement obligations recognized	388	(16)
Accretion recognized	53	34
Changes due to foreign currency exchange	(50)	158
Ending balance	$1,855	$1,432

At April 4, 2009, $401,000 of the asset retirement liability is reported in other current liabilities and $1,454,000 is reported in other long-term liabilities on our condensed consolidated balance sheets.  At March 29, 2008, the asset retirement liability is reported in other long-term liabilities on our condensed consolidated balance sheets.

9.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. At April 4, 2009, these foreign lines of credit totaled $15.7 million, of which $14.1 million was unused and available. These credit facilities were used in Europe during the first six months of fiscal 2009 as guarantees.  In addition, our domestic line of credit, which was opened on March 31, 2008, includes a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2010 and is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance.  No amounts have been drawn upon our domestic line of credit as of April 4, 2009.

10.  STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

We have two Stock Option Plans for which all employees and service providers are eligible participants and a non-employee Directors’ Stock Option Plan for which only non-employee directors are eligible participants. The Directors’ Stock Option Plan is designed to work automatically without administration, however to the extent administration is necessary, it will be performed by the Board of Directors (or an independent committee thereof). Under these three plans, we may grant options to purchase up to an aggregate of 5,500,000, 6,300,000 and 689,000 shares of common stock, respectively of which zero, 2,867,003 and 129,000 shares, respectively, remain available for grant at April 4, 2009. Employee options are generally exercisable between two and four years from the grant date at a price equal to the fair market value of the common stock on the date of the grant and generally vest 25% to 50% annually. The Company settles stock option exercises with newly issued shares of common stock. Grants under employee plans generally expire six years from the original grant date. Director options are automatically granted to our non-employee directors. Such directors initially receive a stock option for 24,000 shares exercisable over a three-year period and an award of restricted stock units of 2,000 shares. Additionally, the non-employee directors receive an annual stock option grant of 6,000 shares exercisable as to 50% of the shares on the day prior to each of the next two annual stockholder meetings. Grants under the Directors’ Stock Option Plan expire ten years from the original grant date. In addition, each non-employee director receives an annual grant of 2,000 shares of restricted stock units that vest on the day prior to the annual stockholder meeting held in the third calendar year following the date of grant.

Under one of our Stock Option Plans, certain employees and non-employee directors are eligible for grants of restricted stock awards and/or restricted stock units. Restricted stock awards and restricted stock units are independent of option grants and are subject to restrictions. All of the shares of restricted stock outstanding at April 4, 2009 are subject to forfeiture if employment terminates prior to the release of restrictions. During this period, ownership of the shares cannot be transferred. The service-based restricted awards generally vest three years from the date of grant. The Company granted performance-based restricted stock units during the second quarter of fiscal 2008 which have a single vesting measurement date of November 14, 2010, which vest as to anywhere between 0% and 300% of the targeted amount based upon achievement by the Company of (a) an annual revenue threshold amount and (b) adjusted EBITDA percentage targets. Restricted stock (not including performance-based restricted stock and restricted stock units) has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards and units, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. We had 409,561 shares and units of restricted stock outstanding at April 4, 2009 and 341,015 shares and units of restricted stock outstanding at September 27, 2008.

We have an Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. At April 4, 2009, 670,324 shares of our common stock were reserved for future issuance under the plan.

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

The fair values of our stock options granted to employees and shares purchased under the employee stock purchase plan for the three months ended April 4, 2009 and March 29, 2008 were estimated using the following weighted-average assumptions:

	Employee Stock Option Plans				Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008 (1)
Expected life in years	5.6	3.1	4.2	3.5	0.5	0.7	0.5	0.7
Expected volatility	48.0%	29.5%	48.0%	29.5%	44.1%	31.9%	40.5%	31.9%
Risk-free interest rate	2.1%	2.1%	1.95%	3.9%	1.1%	1.8%	1.3%	1.8%
Expected dividends	—	—	—	—	—	—	—	—
Weighted average fair value per share	$7.27	$6.47	$8.92	$8.78	$6.95	$7.31	$7.06	$7.31

(1)          During the second quarter of fiscal 2007, the ESPP was suspended and employee contributions were returned while a voluntary review of our historical stock option practices was conducted; therefore there are no fair values for the first quarter of fiscal 2008. There was no activity under the ESPP during the first quarter of fiscal 2008. The ESPP reopened in March 2008.

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended April 4, 2009 and March 29, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008
Cost of sales	177	$759	$461	$1,144
Research and development	239	808	434	1,127
Selling, general and administrative	2,009	3,382	3,220	5,383
Income tax benefit	(453)	(1,215)	(990)	(1,987)
	$1,972	$3,734	$3,125	$5,667

During the three and six months ended April 4, 2009, $0.3 million and $0.5 million, respectively, for all stock plans was capitalized into inventory, $0.2 million and $0.5 million, respectively, was amortized to cost of sales and $0.3 million remained in inventory at April 4, 2009. During the three and six months ended March 29, 2008, $0.4 million and $0.6 million, respectively, for all stock plans was capitalized into inventory, $0.3 million and $0.5 million, respectively, was amortized to cost of sales and $0.4 million remained in inventory at March 29, 2008. As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At April 4, 2009, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $9.6 million, net of estimated forfeitures of $1.3 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.3 years and will be adjusted for subsequent changes in estimated forfeitures.

At April 4, 2009, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.1 million, which will be recognized over the offering period.

In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from an employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the first six months of fiscal 2009 and fiscal 2008, we recorded an immaterial amount of excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts and remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 27, 2008	2,880	$30.31
Granted	467	22.44
Exercised	(9)	25.37
Forfeitures	(14)	28.42
Expirations	(332)	24.36
Outstanding at April 4, 2009	2,992	$29.77	3.3	$120

Vested and expected to vest at April 4, 2009	2,940	$29.88	3.3	$115

Exercisable at April 4, 2009	2,133	$30.87	2.5	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock.  There were less than 0.1 million outstanding options that were in-the-money at April 4, 2009. No options were exercised under the Company’s stock option plans during the second fiscal quarter of 2009, therefore there was no intrinsic value realized in that period. During the first quarter of fiscal 2009, the aggregate intrinsic value of options exercised under the Company’s stock option plans was less than $0.1 million, determined as of the date of option exercise. During the second quarter of fiscal 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.4 million, determined as of the date of option exercise. There were no options that were exercised under the Company’s stock option plans during the first fiscal quarter of 2008, therefore there was no intrinsic value realized in that period.

The following table summarizes our restricted stock award and restricted stock unit activity for the first six months of fiscal 2009 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested stock at September 27, 2008	341	$29.70
Granted	173	22.46
Vested	(64)	29.60
Forfeited	(40)	31.15
Nonvested stock at April 4, 2009	410	$26.52

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

Derivative Lawsuits—Between February 15, 2007 and March 2, 2007, three purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of Coherent’s current and former officers and directors. Coherent is named as a nominal defendant. The complaints generally allege that the defendants breached their fiduciary duties and violated the securities laws in connection with the granting of stock options, the accounting treatment for such grants, and the issuance of allegedly misleading public statements and stock sales by certain of the individual defendants. On May 29, 2007, these lawsuits were consolidated under the caption In re Coherent, Inc. Shareholder Derivative Litigation, Lead Case No. C-07-0955-JF (N.D. Cal.). On June 25, 2007, plaintiffs filed an amended consolidated complaint. The consolidated complaint asserts causes of action for alleged violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty and/or aiding and abetting breaches of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, insider selling and misappropriation of information. The consolidated complaint seeks, among other relief, disgorgement and damages in an unspecified amount, an accounting, rescission of allegedly improper stock option grants, punitive damages and attorneys’ fees and costs.  Motions to dismiss the consolidated complaint have been filed by defendants and those motions have not been ruled upon by the court.

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

12.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 4,	March 29,	April 4,	March 29,
	2009	2008	2009	2008

Net income (loss)	$(9,130)	$6,125	$(23,809)	$10,854

Other comprehensive income (loss):
Translation adjustment	(10,437)	28,028	(20,598)	31,214
Net gain on derivative instruments, net of taxes	2	2	4	1
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes	—	(25)	7	129
Other comprehensive income (loss), net of tax	(10,435)	28,005	(20,587)	31,344
Comprehensive income (loss)	$(19,565)	$34,130	$(44,396)	$42,198

The following summarizes activity in accumulated other comprehensive income (loss) related to derivatives, net of income taxes, held by us (in thousands):

Balance, September 30, 2007	$(98)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	3
Balance, March 29, 2008	$(95)

Balance, September 27, 2008	$(93)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	4
Balance, April 4, 2009	$(89)

Accumulated other comprehensive income (net of tax) at April 4, 2009 is comprised of accumulated translation adjustments of $58.6 million and net loss on derivative instruments of $0.1 million. Accumulated other comprehensive income (net of tax) at September 27, 2008 is comprised of accumulated translation adjustments of $79.2 million and net loss on derivative instruments of $0.1 million.

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

The following table presents information necessary to calculate basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 4,	March 29,	April 4,	March 29,
	2009	2008	2009	2008
Weighted average shares outstanding —basic (1)	24,258	31,394	24,202	31,406
Dilutive effect of employee stock awards	—	480	—	510
Weighted average shares outstanding—diluted	24,258	31,874	24,202	31,916

Net income (loss)	$(9,130)	$6,125	$(23,809)	$10,854

Net income (loss) per basic share	$(0.38)	$0.20	$(0.98)	$0.35
Net income (loss) per diluted share	$(0.38)	$0.19	$(0.98)	$0.34

(1)   Net of restricted stock

As the Company incurred a net loss for the second quarter and first six months of fiscal 2009, all potentially dilutive securities from stock options, employee stock purchase plan and restricted stock awards have been excluded from the diluted net loss per share computation as their effects were deemed anti-dilutive.  A total of 2,348,968 and 2,430,969 potentially dilutive securities have been excluded from the dilutive share calculation for the second quarter and first six months of fiscal 2008, respectively, as their effect was anti-dilutive.

14. STOCK REPURCHASE

On February 12, 2008, the Company announced that the Board of Directors had authorized the Company to repurchase up to $225 million of its common stock through a modified “Dutch Auction” tender offer and an additional $25 million of its common stock, following the completion or termination of the tender offer, under its stock repurchase program, terminating no later than February 11, 2009.  On March 17, 2008, we completed our tender offer, repurchased and retired 7,972,313 shares of outstanding common stock at a price of $28.50 per share for a total of $228.2 million, including expenses.  Such repurchases were accounted for as a reduction in additional paid in capital. There were no repurchases during fiscal 2009. The remaining repurchase program expired on February 11, 2009.

15.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2009	March, 29, 2008	April 4, 2009	March, 29, 2008
Interest and dividend income	$689	$3,368	$2,133	$7,437
Interest expense	(32)	(184)	(109)	(345)
Foreign exchange gain (loss)	(1,806)	1,082	(1,304)	2,506
Loss on investments, net	(1,222)	(1,139)	(8,020)	(177)
Other—net	771	1,136	1,470	723
Other income (expense), net	$(1,600)	$4,263	$(5,830)	$10,144

16.  INCOME TAXES

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

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries. Our estimated effective tax rate for the three months and six months ended April 4, 2009 was (22.4%) and (13.7%), respectively.  The difference between the statutory rate of 35% and our effective tax rate of (22.4%) for the three months ended April 4, 2009 was due primarily to permanent differences related to an increase in valuation allowance against California research and development tax credits as a result of California legislation enacted in February 2009, an unrealized loss on life insurance policy investments related to our deferred compensation plan and deemed dividend inclusions under the Subpart F tax rules.  These amounts are partially offset by permanent differences related to the benefit of foreign tax credits and federal research and development credits.  The difference between the statutory rate of 35% and our effective tax rate of (13.7%) for the six months ended April 4, 2009 was due primarily to permanent differences related to the non-deductibility of the goodwill impairment, an increase in valuation allowance against California research and development tax credits as a result of California legislation enacted in February 2009 and certain foreign net operating loss carryforwards, an unrealized loss on life insurance policy investments related to our deferred compensation plan and deemed dividend inclusions under the Subpart F tax rules.  These amounts are partially offset by permanent differences related to the benefit of foreign tax credits and the benefit of federal research and development tax credits, including additional credits reinstated from fiscal 2008 resulting from the enactment of the “Emergency Economic Stabilization Act of 2008.”

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

As of April 4, 2009, the total amount of gross unrecognized tax benefits was $52.6 million, of which $28.3 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefits were classified as other long-term liabilities in the condensed consolidated balance sheets.

Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of April 4, 2009, the total amount of gross interest and penalties accrued was $7.3 million, which is classified as other long-term liabilities in the condensed consolidated balance sheets.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 1999 are closed. The years 2003 and 2004 are currently under examination by the IRS. The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future years.  We responded to a NOPA issued by the IRS in October 2008 to decrease the amount of research and development credits generated in 2000 and 2001 and we intend to dispute the proposed adjustment with the IRS through the appeals process available to us.  The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns. In our major state jurisdiction and our major foreign jurisdiction, the years subsequent to 1998 remain open and could be subject to examination by the taxing authorities.

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

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008,” was enacted on October 3, 2008.  Under the Act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010.  The effects of the change in the tax law are recognized in our first quarter of fiscal 2009, which is the quarter that the law was enacted.  In addition to the federal legislation, California Assembly Bill 1452 was enacted on September 30, 2008.  This legislation limits the utilization of the California research and development credit to 50% of the California tax liability for tax years beginning on or after January 1, 2008 and before January 1, 2010.  New California budget legislation was also signed on February 20, 2009 that allows taxpayers to make an annual election of a single sales factor apportionment formula for tax years beginning on or after January 1, 2011.  The effects of the new California budget legislation are recognized in our second quarter of fiscal 2009.

17.  SEGMENT INFORMATION

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

Effective as of the beginning of the first quarter of fiscal 2009, in order to align all of our diode-pumped solid state (“DPSS”) technology into the same reportable operating segment, management moved the DPSS Germany and Crystal product families from the CLC segment into the SLS segment, including $4.5 million of goodwill.  This allows for leverage and efficiencies in many parts of the business. Crystal is primarily an internal supplier that supports the DPSS product family. This concentrates all DPSS product families in the SLS segment effective as of the first quarter of fiscal 2009. All of reporting has been aligned to reflect the revised reportable operating segments (CLC and SLS) and prior periods have been restated.

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

The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Three Months Ended		Six Months Ended
	April 4,	March 29,	April 4,	March 29,
	2009	2008	2009	2008
Net sales:
Commercial Lasers and Components	$30,828	$53,871	$68,208	$101,119
Specialty Laser Systems	74,569	102,046	161,552	199,069
Corporate and other	25	25	50	50
Total net sales	$105,422	$155,942	$229,810	$300,238

Income (loss) from operations:
Commercial Lasers and Components	$(7,508)	$4,652	$(31,276)	$5,474
Specialty Laser Systems	7,891	14,963	21,624	28,864
Corporate and other	(6,242)	(11,532)	(5,453)	(25,104)
Total income (loss) from operations	$(5,859)	$8,083	$(15,105)	$9,234

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

•                  Focus on long-term improvement of adjusted EBITDA expressed as a percentage of net sales—We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, stock compensation expenses and certain other non-operating income and expense items.  Key initiatives to reach our goals for EBITDA improvements include our program of consolidating manufacturing locations, rationalizing our supply chain and logistics and selective outsourcing of manufacturing operations.

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

In accordance with paragraph 30 of SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we have determined that our reporting units are the same as our operating segments as each constitutes a business for which discrete financial information is available and for which segment management regularly reviews the operating results.  We make this determination in a manner consistent with how the operating segments are managed.  Based on this analysis, we have identified two reporting units which are our reportable segments: CLC and SLS.

In accordance with SFAS No. 142, goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (see Note 7 in the Notes to Condensed Consolidated Financial Statements). We perform our annual impairment tests at the beginning of the fourth quarter of each fiscal year using the opening balance sheet as of the first day of the fourth quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year.

During the three months ended December 27, 2008, our stock price declined substantially which, combined with expectations of declines in forecasted operating results due to the slowdown in the global economy, led the Company to conclude that a triggering event for review for potential goodwill impairment had occurred. Accordingly, as of December 27, 2008, we performed an interim goodwill impairment evaluation, as required under SFAS No. 142. Under SFAS No. 142, goodwill is tested for impairment by comparing the respective fair value with the respective carrying value of the reporting unit. If such comparison indicates a potential impairment, then the impairment is determined as the difference between the recorded value of goodwill and its fair value. The performance of this test is a two-step process.

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

We rely on the following three valuation approaches to determine the fair value of both of our reporting units.  (1) The Income approach utilizes the discounted cash flow model to provide an estimation of fair value based on the cash flows that a business expects to generate. These cash flows are based on forecasts developed internally by management which are then discounted at an after tax rate of return required by equity and debt market participants of a business enterprise.  This rate of return or cost of capital is weighted based on the capitalization of comparable companies.  (2) The Market approach determines fair value by comparing the reporting units to comparable companies in similar lines of business that are publicly traded.  Total Enterprise Value (TEV) multiples such as TEV to revenues and TEV to earnings (if applicable) before interest and taxes of the publicly traded companies are calculated.  These multiples are then applied to the reporting unit’s operating results to obtain an estimate of fair value.  (3) The Transaction approach estimates the fair value of the reporting unit based on market prices in actual transactions.  A comparison is done between the reporting units and other similar businesses. Total Enterprise Value multiples for revenue and earnings as noted in the Market approach above are calculated from the comparable companies and then applied to the reporting unit’s operating results to obtain an estimate of fair value.   Each of these three approaches captures aspects of value in each reporting unit.  The Income approach captures our expected future performance, the Market approach captures how investors view the reporting units through other competitors; and, the Transaction approach captures value through transactions for sales of similar types of companies. We believe these valuation approaches are proven valuation techniques and methodologies for our industry and are widely accepted by investors.

We weighted each of these approaches equally as none are perceived by us to deliver any greater indication of value than the other. The sensitivity analysis performed by management determined that by changing the weighting placed on the three approaches, the result of the Step 1 test for both reporting units was not affected.

The valuation analysis requires significant judgments and estimates to be made by management in particular related to the forecast.  The assumed growth rates and gross margins as well as period expenses were determined based on internally developed forecasts considering future plans of the Company.  The assumptions used were management’s best estimates based on projected results and market conditions as of the date of testing. In order to test the sensitivity of these fair values, management further reviewed other scenarios relative to these assumptions to see if the resulting impact on fair values would have resulted in a different Step 1 conclusion for the CLC and SLS reporting units.

Based on these forecast scenarios, the fair value of both reporting units was re-calculated. In addition, this sensitivity analysis applied more conservative assumptions with regard to control premiums as well as multipliers used in the Market approach and the Transaction approach.  In each of the sensitivity analyses performed, the CLC reporting unit failed and the SLS reporting unit passed. None of the outcomes of the sensitivity analyses performed would have impacted our Step 1 conclusions or the non-cash impairment charge for goodwill of $19.3 million recorded in the three months ended December 27, 2008.

Sensitivity was also applied to the discount rate used in the Income approach for both the CLC and SLS reporting units.  At December 27, 2008, the discount rate for the CLC reporting unit could have been reduced by more than 40% and still resulted in a failure.  For the SLS reporting unit, the discount rate could have been increased by more than 40% and still resulted in no impairment.

During the three months ended April 4, 2009, our expectations of declines in forecasted operating results due to the slowdown in the global economy and the further declines in our stock price led the Company to conclude that a triggering event for review for potential goodwill impairment had occurred.  Accordingly, as of April 4, 2009, we performed an interim goodwill impairment evaluation, as required under SFAS No. 142.  This interim impairment evaluation utilized the same valuation techniques used in our impairment valuation in the first quarter of fiscal 2009.  A similar sensitivity analysis was also done at April 4, 2009 where we determined that the discount rate used in the Income approach for the SLS reporting unit could have been increased by approximately 20% and still resulted in no impairment. Based on the results of our Step 1 analysis, we determined that no additional goodwill impairment was indicated.

At April 4, 2009, we had $63.5 million of goodwill on our condensed consolidated balance sheet. At April 4, 2009, we had $100.1 million of property and equipment and $22.7 million of purchased intangible assets on our condensed consolidated balance sheet.

It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In addition, if the price of our common stock were to significantly decrease combined with any other adverse change in market conditions, thus indicating that the underlying fair value of our reporting units or other long-lived assets may have decreased, we may be required to assess the recoverability of such assets in the period such circumstances are identified. In that event, additional impairment charges or shortened useful lives of certain long-lived assets may be required.

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

See Note 10 in the Notes to the Condensed Consolidated Financial Statements for a description of our share-based employee compensation plans and the assumptions we use to calculate the fair value of share-based employee compensation.

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

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Three Months Ended
	April 4, 2009	March 29, 2008	Change	% Change
	(Dollars in thousands)

Bookings	$93,843	$148,578	$(54,735)	(36.8)%
Net sales–Commercial Lasers and Components	$30,828	$53,871	$(23,043)	(42.8)%
Net sales–Specialty Lasers and Systems	$74,569	$102,046	$(27,477)	(26.9)%
Gross profit as a percentage of net sales–Commercial Lasers and Components	22.7%	44.3%	(21.6)%	(48.7)%
Gross profit as a percentage of net sales–Specialty Lasers and Systems	44.0%	43.2%	0.8%	1.7%
Research and development as a percentage of net sales	14.8%	12.5%	2.3%	18.9%
Income (loss) before income taxes	$(7,459)	$12,346	$(19,805)	(160.4)%
Net cash provided by operating activities	$16,925	$15,564	$1,361	8.7%
Days sales outstanding in receivables	69.4	65.0	4.4	6.7%
Days sales outstanding in inventories	97.5	67.3	30.2	45.0%
Capital spending as a percentage of net sales	5.0%	2.9%	2.1%	71.3%

	Six Months Ended
	April 4,	March 29,
	2009	2008	Change	% Change
	(Dollars in thousands)

Bookings	$197,162	$303,435	$(106,273)	(35.0)%
Net sales–CLC	$68,208	$101,119	$(32,911)	(32.5)%
Net sales–SLS	$161,552	$199,069	$(37,517)	(18.8)%
Gross profit as a percentage of net sales–CLC	26.7%	41.9%	(15.2)%	(36.2)%
Gross profit as a percentage of net sales–SLS	44.5%	43.5%	1.0%	2.4%
Research and development as a percentage of net sales	13.2%	12.6%	0.6%	5.2%
Income before income taxes	$(20,935)	$19,378	$(40,313)	(208.0)%
Net cash provided by operating activities	$7,527	$28,641	$(21,114)	(73.7)%
Capital spending as a percentage of net sales	6.2%	3.1%	3.1%	100.7%

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

Second quarter bookings decreased 36.8% and bookings for the six months ended April 4, 2009 decreased 35.0% from the same periods one year ago. For both the quarter and six months, decreases in the OEM components and instrumentation, microelectronics, and materials processing markets were partially offset by increases in the scientific and government programs market.

OEM Components and Instrumentation

Orders for OEM components and instrumentation decreased 53% and 47% for the quarter and six months ended April 4, 2009 compared to the same periods one year ago. There is continuing pressure in the medical OEM market due to a reduction in discretionary spending.  We are seeing a general trend among integrators towards reducing safety stock to conserve cash.  We believe many customers are at or near the bottom of the demand curve, which should translate into replenishment orders in the next few quarters.

Instrumentation orders decreased in the second quarter of fiscal 2009 due to the impact of decreased spending from clinical users.  Our customers are moving quickly to reduce their inventory levels as they await the benefits from the U.S. stimulus package, especially from the National Institutes of Health.

While the market works its way to recovery, we are focusing on optimizing our product portfolio.  We have introduced a new version of our OPSL™ platform that produces red output enabling the creation of high-brightness RGB output.  The lightshow industry has adopted this new device, which is part of our Taipan™ series.  We expect lightshow bookings to increase significantly in fiscal 2009.

Microelectronics

Microelectronics bookings decreased 44% and 43% for the quarter and six months ended April 4, 2009 compared to the same periods one year ago, as the drop in consumer confidence and spending continues to depress the microelectronics market. Orders from semiconductor capital equipment applications weakened as fab utilization rates dropped, including service bookings as many fabs are cannibalizing spares from one line to keep another running.  We believe that some customers have or are close to depleting safety stocks, leading to limited spot orders.

Advanced packaging customers are having experiences similar to those in semiconductor capital equipment applications, although there is significant emphasis on next generation technologies.  Customers are stressing the need to increase throughput, which typically correlates with higher power lasers, as well as the ability to process new and thinner materials.

Orders for flat panel display manufacturing (FPD) doubled from the first quarter of fiscal 2009 due to bookings for three new LTPS annealing systems.  All three will be used in LCD production for mobile, touch screen displays for smart phones.  This is the one segment of the FPD market forecasted to grow in 2009.

Bookings for solar cell manufacturing were lower in the second quarter of fiscal 2009 following an all-time high in the first quarter of fiscal 2009.  The credit crunch has slowed solar expansion, but our year-to-date bookings have increased 16% form the same period in fiscal 2008. While credit worries could lead to a choppy market for several quarters, we believe crystalline silicon manufacturers are focusing on conversion efficiency rather than capacity expansion.  We expect this to be a good opportunity for us since lasers have proven useful in increasing efficiency.

Materials Processing

Materials processing orders decreased 44% and 43% for the quarter and six months ended April 4, 2009 compared to the same periods one year ago, however increased from the first quarter of fiscal 2009, predominantly due to a one-time, multi-unit upgrade of a customer’s installed base.

The materials processing market has been largely dependent on the European and Chinese markets over the past few years.  While economic conditions in Europe show little sign of recovery, customers in China are re-engaging in the sales process.  The discussions cover a range of applications from low-power marking to high-power cutting.   We believe the renewed confidence may stem from the Chinese economic stimulus package.

While we are uncertain as to when and how the materials processing market will recover, we believe the long-term key is improving the dollars per Watt ratio across all wavelengths.  We plan to introduce new products as well as describe emerging technologies at Lasers 2009 in Munich that emphasize the benefits of cost of ownership to our solutions.

Scientific and Government Programs

Scientific and government programs orders increased 5% and 3% for the quarter and six months ended April 4, 2009 compared to the same periods one year ago. The scientific market continues to perform well as basic research and development has been largely unaffected by the economic downturn.  Researchers are optimistic about the near-term future as benefits from U.S. and international stimulus packages are beginning to flow.  For example, both the National Institutes of Health and the National Science Foundation expect to see double digit gains in funding.  This has led to a significant increase in grant applications, which are expected to create new business opportunities as early as the fourth quarter of fiscal 2009.

Our product portfolio remains well-positioned with recently-released products like the Chameleon Vision™ and Libra HE™ amplifier gaining solid traction among users.   We plan to introduce several new products over the next few months that offer new and enhanced capabilities for researchers.  These include extensions of our ultrafast and OPS product lines.

Competitive behavior in the scientific market is largely unchanged and we see customers continuing to value performance and sustainability.

Net Sales

Net sales include sales of lasers, precision optics, related accessories and service contracts. Net sales for the second fiscal quarter decreased 42.8% in our CLC segment and decreased 26.9% in our SLS segment from the same quarter one year ago. Net sales for the first six months of fiscal 2009 decreased 32.5% in our CLC segment and decreased 18.8% in our SLS segment from the same quarter one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the second quarter decreased from 44.3% to 22.7% in our CLC segment and increased from 43.2% to 44.0% in our SLS segment from the same quarter one year ago.  Gross profit percentage for the first six months of fiscal 2009 decreased from 41.9% to 26.7% in our CLC segment and increased from 43.5% to 44.5% in our SLS segment from the same period one year ago.  For a more complete description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage increased to 14.8% from 12.5% in the second fiscal quarter and to 13.2% from 12.6% for the first six months of fiscal 2009 from the same periods one year ago.  For a more complete description of the reasons for changes in R&D percentage refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more cash flow available.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the second quarter of fiscal 2009 increased 4.4 days from the same quarter one year ago primarily due to slower collections due to the current economic climate, particularly in Europe and Japan, an increase in deferred revenue and the impact of foreign exchange rates.

Days Sales Outstanding in Inventories

We calculate DSO in inventories as net inventories at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in inventories indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more cash flow available.  The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in inventories for the second quarter of fiscal 2009 increased 30.2 days from the same quarter one year ago primarily due to inventory increases in preparation for product outsourcing and manufacturing consolidation and lower revenues in the first six months of fiscal 2009.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology.  Our capital spending percentage increased to 5.0% for the second quarter from 2.9% and to 6.2% from 3.1% for first six months of fiscal 2009 compared to the same periods one year ago primarily due to the purchase of assets in support of a more effective business model for our semiconductor business and building investments related to our footprint reduction programs as well as lower sales volumes.  As a result of our multiple manufacturing consolidation programs, we anticipate capital spending for fiscal 2009 to be higher than our historical spending number.

SIGNIFICANT EVENTS

During the three months ended December 27, 2008, our stock price declined substantially, which combined with expectations of declines in forecasted operating results due to the slowdown in the global economy, led the Company to conclude that a triggering event for review for potential goodwill impairment had occurred.  Accordingly, as of December 27, 2008, we performed an interim goodwill impairment evaluation, as required under SFAS No. 142. The performance of this test is a two-step process.  We completed Step 1 of the impairment test. Management reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was required only for the CLC reporting unit. Due to the extensive work involved in performing the Step 2 analysis, the Company had not completed its analysis for the CLC reporting unit at the time the Company’s quarterly report on Form 10-Q for the first quarter of fiscal 2009 was due.  Our preliminary analysis indicated that the entire balance of the goodwill in the CLC reporting unit at that date was impaired and we recorded a non-cash goodwill impairment charge of $19.3 million in the first quarter of fiscal 2009.  During the three months ended April 4, 2009, we completed the Step 2 analysis for the CLC reporting unit at December 27, 2008 and determined that the entire balance of goodwill in the CLC reporting unit at that date was impaired.  The estimated fair value of our SLS reporting unit exceeded its carrying value so no further impairment analysis was required for this reporting unit.

On February 4, 2009, we announced that we will be exiting our facilities in Tampere, Finland and St. Louis, Missouri. We plan to merge the St. Louis, Missouri development and manufacturing operations into our Santa Clara, California operations as part of our semiconductor business, with applications marketing supported by our Bloomfield organization. We expect this transfer to be completed within the fourth quarter of fiscal 2009. We have initiated the planning phase of a multiyear project, with a targeted completion date of September 2010, to exit our epitaxial growth facility in Tampere, Finland and establish enhanced capabilities in Santa Clara, California.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.4%	57.0%	60.8%	57.5%
Gross profit	37.6%	43.0%	39.2%	42.5%
Operating expenses:
Research and development	14.8%	12.5%	13.2%	12.6%
Selling, general and administrative	26.5%	24.0%	22.4%	25.3%
Impairment of goodwill	—%	—%	8.4%	—%
Amortization of intangible assets	1.8%	1.4%	1.7%	1.5%
Total operating expenses	43.1%	37.9%	45.7%	39.4%
Income (loss) from operations	(5.5)%	5.1%	(6.5)%	3.1%
Other income (net)	(1.5)%	2.8%	(2.5)%	3.4%
Income (loss) before income taxes	(7.0)%	7.9%	(9.0)%	6.5%
Provision for income taxes	1.6%	4.0%	1.3%	2.9%
Net income (loss)	(8.6)%	3.9%	(10.3)%	3.6%

Net loss for the second quarter of fiscal 2009 was $9.1 million ($0.38 per share) including $4.5 million of after-tax restructuring costs, a $2.7 million tax expense due to a recently enacted change in state tax law, $2.0 million of after-tax stock-related compensation expense and $0.4 million of after-tax costs related to litigation resulting from our internal stock option investigation.  Net income for the second quarter of fiscal 2008 was $6.1 million ($0.19 per diluted share) including a $1.4 million tax expense in connection with an internal dividend from one of our European subsidiaries, $1.5 million of after-tax costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation and $3.7 million of after-tax stock-related compensation expense.  Net loss for the first six months of fiscal 2009 was $23.8 million ($0.98 per share) including a charge for goodwill impairment of $19.3 million, $7.1 million of after-tax restructuring costs, $3.1 million of after-tax stock-related compensation expense, a $2.7 million tax expense due to a recently enacted change in state tax law and $0.6 million of after-tax costs related to litigation resulting from our internal stock option investigation.  Net income for the first six months of fiscal 2008 was $10.9 million ($0.34 per diluted share) including $4.4 million of after-tax costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation $5.7 million of after-tax stock-related compensation expense and a $1.4 million tax expense in connection with an internal dividend from one of our European subsidiaries.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	April 4, 2009		March 29, 2008
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$25,721	24.4%	$58,595	37.6%
OEM components and instrumentation	30,940	29.4%	43,072	27.6%
Materials processing	15,852	15.0%	23,381	15.0%
Scientific and government programs	32,909	31.2%	30,894	19.8%
Total	$105,422	100.0%	$155,942	100.0%

	Six Months Ended
	April 4, 2009		March 29, 2008
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$65,699	28.6%	$107,268	35.7%
OEM components and instrumentation	67,678	29.4%	84,053	28.0%
Materials processing	33,294	14.5%	47,884	15.9%
Scientific and government programs	63,139	27.5%	61,033	20.4%
Total	$229,810	100.0%	$300,238	100.0%

Quarterly

Net sales for the second quarter of fiscal 2009 decreased by $50.5 million, or 32%, including a decrease of $2.7 million due to the impact of foreign currency exchange rates, compared to the second quarter of fiscal 2008.  Sales decreased in the microelectronics, OEM components and instrumentation and materials processing markets and increased slightly in the scientific and government programs market.

The decrease in the microelectronics market of $32.9 million, or 56%, was primarily due to lower sales in advanced packaging, micro-materials processing, semiconductor and flat panel display applications.  As indicated before, a drop in consumer confidence and spending continues to impact this market negatively. The decrease in the OEM components and instrumentation market of $12.1 million, or 28%, was due primarily to reduced consumer spending for medical applications and lower shipments for military applications primarily due to the outsourcing of our optics manufacturing.  Sales in the material processing market decreased $7.5 million, or 32%, primarily due to lower commercial laser shipments for consumer applications.

Year-to-date

Net sales for the first six months of fiscal 2009 decreased by $70.4 million, or 23%, including a decrease of $4.3 million due to the impact of foreign currency exchange rates, compared to the first six months of fiscal 2008.  Sales decreased in the microelectronics, OEM components and instrumentation and materials processing markets and increased slightly in the scientific and government programs market.

The decrease in the microelectronics market of $41.6 million, or 39%, was primarily due to lower sales in advanced packaging, micro-materials processing, semiconductor and flat panel display applications.  As indicated before, a drop in consumer confidence and spending continues to impact this market negatively. The decrease in the OEM components and instrumentation market of $16.4 million, or 19%, was due primarily to reduced consumer spending for medical applications, lower shipments for military applications primarily due to the outsourcing of our optics manufacturing and lower shipments for graphic arts and display applications.  Sales in the material processing market decreased $14.6 million, or 30%, primarily due to lower commercial laser shipments for consumer applications.

Although we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

Segments

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	April 4, 2009		March 29, 2008
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Commercial Lasers and Components (CLC)	$30,828	29.2%	$53,871	34.6%
Specialty Lasers and Systems (SLS)	74,569	70.8%	102,046	65.4%
Corporate and Other	25	0.0%	25	0.0%
Total	$105,422	100.0%	$155,942	100.0%

	Six Months Ended
	April 4, 2009		March 29, 2008
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Commercial Lasers and Components (CLC)	$68,208	29.7%	$101,119	33.7%
Specialty Lasers and Systems (SLS)	161,552	70.3%	199,069	66.3%
Corporate and Other	50	0.0%	50	0.0%
Total	$229,810	100.0%	$300,238	100.0%

Quarterly

Net sales for the second quarter of fiscal 2009 decreased by $50.5 million, or 32%, compared to the second quarter of fiscal 2008, with decreases of $23.0 million, or 43%, in our CLC segment and decreases of $27.5 million, or 27%, in our SLS segment.

The decrease in our CLC segment sales was primarily due to lower advanced packaging, materials processing and semiconductor application sales.  The decrease in our SLS segment sales was primarily due to lower revenue for medical, microelectronics and semiconductor applications.

Year-to-date

Net sales for the first six months of fiscal 2009 decreased by $70.4 million, or 23%, compared to the first six months of fiscal 2008, with decreases of $32.9 million, or 33%, in our CLC segment and decreases of $37.5 million, or 19%, in our SLS segment.

The decrease in our CLC segment sales was primarily due to lower advanced packaging, materials processing and semiconductor application sales.  The decrease in our SLS segment sales was primarily due to lower revenue for medical, microelectronics and semiconductor applications.

GROSS PROFIT

Consolidated

Our gross profit rate decreased to 37.6% from 43.0% in the second fiscal quarter and decreased to 39.2% from 42.5% for the first six months of fiscal 2009 compared to the same periods one year ago.

The second quarter 5.4% decrease in gross profit was primarily due to higher other costs (3.3%) due to higher inventory provisions, higher freight and higher duty costs, the impact of current quarter restructuring activities (3.0%) and higher warranty costs (0.7%) partially offset by the benefit of a weakened Euro, lower manufacturing spending and improved product mix in the scientific market net of unfavorable product mix from lower revenues in the microelectronics and medical markets and a higher percentage of scientific revenue (1.4%).

The 3.3% gross profit decrease during the first six months of fiscal 2009 was primarily due to higher other costs (2.9%) due to higher inventory provisions, higher freight and higher duty costs and the impact of current year restructuring activities (2.7%) partially offset by the benefit of a weakened Euro, lower manufacturing spending and improved product mix within the scientific market net of unfavorable product mix from lower revenue in the microelectronics and medical markets and a higher percentage of scientific revenue (1.9%) and lower stock-related compensation expense (0.3%).

Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations.

Commercial Lasers and Components

The gross profit rate in our CLC segment decreased to 22.7% from 44.3% in the second fiscal quarter and decreased to 26.7% from 41.9% in the first six months of fiscal 2009 compared to the same periods one year ago.

The second quarter 21.6% decrease in gross profit was primarily due to higher other costs (8.7%) primarily due to higher inventory provisions, the impact of current year restructuring activities (6.0%), unfavorable product mix from lower revenue in the microelectronics market and the impact of lower volume (5.7%) and higher warranty and installation costs (1.1%).

The 15.2% decrease in gross profit during the first six months of fiscal 2009 was primarily due to higher other costs (6.9%) due to higher inventory provisions, the impact of current year restructuring activities (5.5%), higher product costs primarily due to the impact of lower volume (2.2%) and higher warranty and installation costs (0.4%).

Specialty Lasers and Systems

The gross profit rate in our SLS segment increased to 44.0% from 43.2% in the second fiscal quarter and increased to 44.5% from 43.5% in the first six months of fiscal 2009 compared to the same periods one year ago.

The second quarter 0.8% increase in gross profit was primarily due to a more favorable product mix in the scientific market, a favorable impact from a weakened Euro, and lower materials costs net of unfavorable product mix from lower revenues in the microelectronics and medical markets and a higher percentage of scientific revenue (4.2%) partially offset by the impact of current quarter restructuring activities (1.7%), higher other costs (1.2%) due to higher inventory provisions and higher warranty and installation costs (0.6%).

The 1.0% increase in gross profit during the first six months of fiscal 2009 was primarily due to a more favorable product mix in the scientific market, a favorable impact from a weakened Euro, and lower materials costs net of unfavorable product mix from lower revenue in the microelectronics and medical markets and a higher percentage of scientific revenue (3.7%) partially offset by the impact of current year restructuring activities (1.5%) and higher other costs (1.3%) due to higher inventory provisions.

OPERATING EXPENSES:

	Three Months Ended
	April 4, 2009		March 29, 2008
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$15,610	14.8%	$19,428	12.5%
Selling, general and administrative	27,962	26.5%	37,384	24.0%
Impairment of goodwill	—	—	—	—
Amortization of intangible assets	1,894	1.8%	2,229	1.4%
Total operating expenses	$45,466	43.1%	$59,041	37.9%

	Six Months Ended
	April 4, 2009		March 29, 2008
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$30,388	13.2%	$37,747	12.6%
Selling, general and administrative	51,590	22.4%	76,202	25.3%
Impairment of goodwill	19,286	8.4%	—	—
Amortization of intangible assets	3,837	1.7%	4,435	1.5%
Total operating expenses	$105,101	45.7%	$118,384	39.4%

Research and development (“R&D”) expenses decreased $3.8 million, or 20%, during the second fiscal quarter ended April 4, 2009 and decreased $7.4 million, or 19%, during the six months ended April 4, 2009 compared to the same periods one year ago.  The second quarter decrease was primarily due to lower payroll and bonus spending ($2.6 million), lower project spending ($2.0 million), the impact of foreign currency exchange rates ($0.7 million) and $0.6 million lower stock-related compensation expense partially offset by higher restructuring costs ($0.8 million), lower net reimbursements from customers for development projects ($0.5 million), lower benefit due to losses on deferred compensation plan liabilities ($0.1 million) with the related loss on deferred compensation plan assets recorded in other income (expense) and $0.7 million lower other discretionary spending.  The decrease for the first six months of fiscal 2009 was primarily due to lower payroll and bonus spending ($4.0 million), lower project spending ($4.0 million), the impact of foreign currency exchange rates ($1.1 million), higher benefit due to losses on deferred compensation plan liabilities ($1.1 million) with the related loss on deferred compensation plan assets recorded in other income (expense) and $0.7 million lower stock-related compensation expense partially offset by higher restructuring costs ($1.3 million), lower net reimbursements from customers for development projects ($0.7 million) and $1.5 million lower other discretionary spending.  On a quarterly segment basis as compared to the prior year period, CLC project spending decreased $2.9 million, including lower project spending and lower payroll and bonus spending.  SLS research and development spending decreased $0.7 million, including lower spending on projects, lower payroll and bonus spending and the impact of foreign currency exchange rates.  Corporate and Other spending decreased $0.2 million due to lower stock-related compensation expense partially offset by higher other spending.  On a segment basis for the first six months of fiscal 2009 as compared to the prior year, CLC project spending decreased $4.2 million, including lower project spending and lower payroll and bonus spending.  SLS research and development spending decreased $1.6 million, including lower spending on projects, lower payroll and bonus spending and the impact of foreign currency exchange rates.  Corporate and Other spending decreased $1.6 million due to $1.1 million higher benefit due to losses on deferred compensation plan liabilities and lower stock-related compensation expense.

Selling, general and administrative (“SG&A”) expenses decreased $9.4 million or 25%, during the second fiscal quarter ended April 4, 2009 and decreased $24.6 million, or 32%, during the six months ended April 4, 2009 compared to the same periods one year ago.  The second quarter decrease in SG&A expenses was primarily due to $4.9 million lower payroll and bonus spending, $2.1 million lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation, $1.4 million lower stock-related compensation expense, the impact of foreign currency exchange rates ($1.2 million) and $1.2 million lower other net spending, partially offset by current quarter restructuring costs ($1.0 million) and $0.4 million lower benefit due to losses on deferred compensation plan liabilities with the related loss on deferred compensation plan assets recorded in other income (expense). The decrease for the first six months of fiscal 2009 was primarily due to $7.8 million lower payroll and bonus spending, $6.4 million lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation, $6.4 million higher benefit due to losses on deferred compensation plan liabilities with the related loss on deferred compensation plan assets recorded in other income (expense), $2.1 million lower stock-related compensation expense, the impact of foreign currency exchange rates ($1.9 million) and $1.6 million lower other net spending, partially offset by current year restructuring costs ($1.6 million). On a quarterly segment basis as compared to the prior year, CLC segment expenses decreased $1.7 million and SLS segment expenses decreased $3.3 million, both primarily due to lower payroll and bonus spending and the impact of foreign currency exchange rates.  Spending for Corporate and other for the second quarter of fiscal 2009 decreased $4.4 million primarily due to lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation ($2.1 million), lower stock-related compensation expense ($1.4 million) and lower payroll and bonus spending.  On a segment basis for the first six months of fiscal 2009 as compared to the prior year, CLC segment expenses decreased $2.5 million and SLS segment expenses decreased $5.3 million, both primarily due to lower payroll and bonus spending and the impact of foreign currency exchange rates.  Spending for Corporate and other for the first six months of fiscal 2009 decreased $16.9 million primarily due to the higher benefit due to losses on deferred compensation plan liabilities ($6.4 million), lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation ($6.4 million), lower stock-related compensation expense ($2.1 million) and lower payroll and bonus spending.

In accordance with SFAS No. 142, goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired.  During the three months ended December 27, 2008, our stock price declined substantially, which combined with expectations of declines in forecasted operating results due to the slowdown in the global economy, led the Company to conclude that a triggering event for review for potential goodwill impairment had occurred.  Accordingly, as of December 27, 2008, we performed an interim goodwill impairment evaluation, as required under SFAS No. 142 and we recorded a non-cash goodwill impairment charge of $19.3 million in the CLC reporting unit in the first quarter of fiscal 2009.

Amortization of intangible assets decreased $0.3 million, or 15%, and $0.6 million, or 13%, during the three and six months ended April 4, 2009, respectively, compared to the same periods one year ago. The decrease was primarily due to the completion of amortization of certain intangibles related to prior acquisitions.

OTHER INCOME (EXPENSE) — NET

Other income, net of other expense, decreased $5.9 million and $16.0 million during the three and six months ended April 4, 2009, respectively, compared to the same periods one year ago. The quarterly decrease was primarily due to lower interest income ($2.7 million) as a result of lower cash, cash equivalents and short-term investment balances as well as lower rates of return and higher foreign exchange losses ($2.9 million). The decrease for the first six months of fiscal 2009 was primarily due to higher net losses on deferred compensation plan assets ($7.8 million), lower interest income ($5.3 million) as a result of lower cash, cash equivalents and short-term investment balances as well as lower rates of return and higher foreign exchange losses ($3.8 million).

INCOME TAXES

The difference between the statutory rate of 35% and our effective tax rate of (22.4%) on income (loss) before income taxes for the second quarter of fiscal 2009 was due primarily to permanent differences related to an increase in valuation allowance against California research and development tax credits as a result of California legislation enacted in February 2009, an unrealized loss on life insurance policy investments related to our deferred compensation plan and deemed dividend inclusions under the Subpart F tax rules.  These amounts are partially offset by permanent differences related to benefit of foreign tax credits and federal research and development tax credits.  The difference between the statutory rate of 35% and our effective tax rate of (13.7%) on income (loss) before income taxes for the six months ended April 4, 2009 was due primarily to permanent differences related to the non-deductibility of the goodwill impairment charge, an increase in valuation allowance against California research and development tax credits as a result of California legislation enacted in February 2009 and certain foreign net operating loss carryforwards, an unrealized loss on life insurance policy investments related to our deferred compensation plan and deemed dividend inclusions under the Subpart F tax rules.  These amounts are partially offset by permanent differences related to the benefit of foreign tax credits and the benefit of federal research and development tax credits, including additional credits reinstated from fiscal 2008 resulting from the enactment of the “Emergency Economic Stabilization Act of 2008.”

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

DEFERRED INCOME TAXES

As of April 4, 2009, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $77.0 million, which consists of tax credit carryovers, deferred gain on subsidiary stock issuance, accruals and reserves, competent authority offset to transfer pricing tax reserve, employee stock-based compensation expenses, depreciation and amortization, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets related to the California research & development credits and the Finland net deferred tax assets would not be realized.  As such, we have established a valuation allowance of $3.4 million in the current quarter.  This amount is included in the total valuation allowance of $5.8 million reported as of April 4, 2009.  We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

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

	Six Months Ended
	April 4, 2009	March 29, 2008
	(in thousands)
Net cash provided by operating activities	$7,527	$28,641
Sales of shares under employee stock plans	3,544	1,362
Repurchase of common stock	—	(228,147)
Capital expenditures	(14,156)	(9,213)
Net debt borrowings (payments)	(4)	(6)

Net cash provided by operating activities decreased by $21.1 million for the first six months of fiscal 2009 compared to the same period one year ago. The decrease in cash provided by operating activities compared to the first six months of fiscal 2008 was primarily due to lower net income, lower cash flows from accounts payable and other current liabilities partially offset by higher cash flows from accounts receivable. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

During fiscal 2008, we initiated restructuring plans to decrease costs by reducing our workforce and by consolidating facilities. As of April 4, 2009, we had made payments in connection with the restructuring plans in the amount of $10.2 million and we expect to pay an additional amount of $6.1 million in the remainder of fiscal 2009. We expect to complete payments for substantially all anticipated costs related to the restructuring plans by the end of fiscal 2010.

Additional sources of cash available to us included a multi-currency line of credit and domestic lines of credit and bank credit facilities totaling $55.7 million as of April 4, 2009, of which $54.1 million was unused and available. These credit facilities were used in Europe during the first six months of fiscal 2009 as guarantees. Our domestic line of credit includes a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2010 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic or multi-currency lines of credit as of April 4, 2009.

Our ratio of current assets to current liabilities was 4.9:1 at April 4, 2009 compared to 4.5:1 at September 27, 2008. The increase in our ratio from September 27, 2008 to April 4, 2009 is primarily due to larger decreases in income taxes payable, accounts payable and other current liabilities than in accounts receivable and cash, cash equivalents and short-term investments. Our cash position, short-term investments, working capital and current debt obligations are as follows:

	April 4, 2009	September 27, 2008
	(in thousands)
Cash and cash equivalents	$182,951	$213,826
Short-term investments	23,849	4,268
Restricted cash, current	—	2,645
Working capital	378,525	396,456
Total debt obligations	17	24

Current Restricted Cash

As part of our tender offer to purchase the remaining outstanding shares of Lambda Physik, we were required by local regulations to have funds available for the offer in an account located in Germany. As of September 27, 2008, we had $2.6 million restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik, which were included in current restricted cash on our condensed consolidated balance sheet. We completed the transaction during the first fiscal quarter ended December 27, 2008, and have no restricted funds remaining on our balance sheet as of April 4, 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, obligations under SFAS 143, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 27, 2008. There have been no material changes in contractual obligations since September 27, 2008. In December 2008, we entered into a lease agreement for an additional building in Sunnyvale, California. The future minimum lease payments for the building total $5.0 million over ten years. Information regarding our other financial commitments at April 4, 2009 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the first six months of fiscal 2009 was $7.5 million, which included the non-cash charge for impairment of goodwill of $19.3 million, depreciation and amortization of $13.6 million, stock-based compensation expense of $4.2 million and $0.5 million other, partially offset by net loss of $23.8 million, cash used in operating assets and liabilities of $4.7 million and increases in net deferred tax assets of $1.6 million.

Cash used in investing activities during the first six months of fiscal 2009 was $29.8 million, which included $19.5 million, net purchases of available-for-sale securities and $14.2 million used to acquire property and equipment and improve buildings, partially offset by a $2.5 million decrease in restricted cash and $1.4 million in proceeds from dispositions of property and equipment.

Cash provided by financing activities during the first six months of fiscal 2009 was $3.6 million, which included $3.6 million generated from our employee stock option and stock purchase plans.

Changes in exchange rates during the first six months of fiscal 2009 used $12.1 million, primarily due to the weakening of the Euro against the U.S. dollar, partially offset by the strengthening of the Japanese Yen in relation to the U.S. dollar.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition related costs be recognized separately from the acquisition and recorded as an expense. SFAS 141(R) is effective for us for acquisitions after the beginning of our fiscal year 2010. We are currently evaluating the potential impact, if any, of the adoption of FAS 141(R) on our consolidated financial position, results of operations and cash flows.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for us for our fiscal year beginning October 4, 2009. We are currently evaluating the impact of the adoption of those provisions of SFAS 157 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, changes in fair value are recognized in earnings. We adopted SFAS 159 in our first quarter of fiscal 2009. The adoption of SFAS 159 did not have a material impact on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. We adopted SFAS 161 in our second quarter of fiscal 2009. The adoption of SFAS 161 did not have a material impact on our consolidated financial position and results of operations.

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

In April 2009, the FASB issued FSP FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”) which amends the guidance in SFAS No. 141(R) to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period.  If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5 “Accounting for Contingencies”, and FASB Interpretation (FIN) No. 14 “Reasonable Estimation of the Amount of a Loss”.  Further, this FSP eliminated the specific subsequent accounting guidance for contingent assets and liabilities from SFAS No. 141(R), without significantly revising the guidance in SFAS No. 141.  However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141(R).  This FSP is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the potential impact, if any, of the adoption of FAS 141(R)-1 on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS 107-1 & APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect that the adoption of FSP FAS 107-1 & APB 28-1 will have a significant impact on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect that the adoption of FSP FAS 115-2 and FAS 124-2 will have a significant impact on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect that the adoption of FSP FAS 157-4 will have a significant impact on our consolidated financial position, results of operations and cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at April 4, 2009, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At April 4, 2009, the fair value of our available-for-sale debt securities was $18.4 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $53,000 and ($7,000), respectively, at April 4, 2009.

Foreign currency exchange risk

We maintain operations in various countries outside of the United States and foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro and the Japanese Yen. As a result, our earnings and cash flows are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for speculative or trading purposes.

We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.

A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations or financial position.

The following table provides information about our foreign exchange forward contracts at April 4, 2009. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at April 4, 2009 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Euro	1.2909	$(5,375)	$(5,577)
Japanese Yen	98.0200	$(4,960)	$(4,870)
Korean Won	1,494.0000	$1,484	$1,661
British Pound	1.4022	$1,687	$1,779
Chinese Renminbi	6.8800	$649	$654

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of April 4, 2009 (“Evaluation Date”).  The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended April 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Derivative Lawsuits

Between February 15, 2007 and March 2, 2007, three purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors. We are named as a nominal defendant. The complaints generally allege that the defendants breached their fiduciary duties and violated the securities laws in connection with the granting of stock options, the accounting treatment for such grants, the issuance of allegedly misleading public statements and stock sales by certain of the individual defendants. On May 29, 2007, these lawsuits were consolidated under the caption In re Coherent, Inc. Shareholder Derivative Litigation, Lead Case No. C-07-0955-JF (N.D. Cal.). On June 25, 2007, plaintiffs filed an amended consolidated complaint. The consolidated complaint asserts causes of action for alleged violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty and/or aiding and abetting breaches of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, insider selling and misappropriation of information. The consolidated complaint seeks, among other relief, disgorgement and damages in an unspecified amount, an accounting, rescission of allegedly improper stock option grants, punitive damages and attorneys’ fees and costs. To date, we have been paying the defense costs of the individual defendants. Motions to dismiss the consolidated complaint have been filed by defendants and those motions have not been ruled upon by the court.

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

•                  access to applicable credit markets by us, our customers and their end customers;

•                  fluctuations in demand for, and sales of, our products or prolonged downturns in the industries that we serve, including as a result of the current challenging macroeconomic climate;

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

•                  re-evaluation of the value of goodwill and intangible assets;

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

Due to these and other factors, we believe that quarter-to-quarter and year-to-year comparisons of our historical operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below public market analysts’ or investors’ expectations, which would likely cause the price of our stock to fall. In addition, over the past several years, the stock market has experienced extreme price and volume fluctuations that have affected the stock prices of many technology companies. There has not always been a direct correlation between this volatility and the performance of particular companies subject to these stock price fluctuations. Further, over the last nine months, equity markets around the world have significantly fluctuated across most sectors. These factors, as well as general economic and political conditions or investors’ concerns regarding the credibility of corporate financial statements, may have a material adverse affect on the market price of our stock in the future.

We are exposed to risks associated with worldwide economic conditions and related uncertainties.

Increased concerns about credit markets, consumer confidence, economic conditions, volatile corporate profits and reduced capital spending could negatively impact demand for our products. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, as well as effectively manage supply chain relationships in the face of such conditions including the ability of some of our suppliers to continue operations and provide us with uninterrupted supply flow. Additionally, given the breadth of our product offering, our ability to maintain or increase our research and development investments may be adversely impacted in the event our sales continue to be suppressed and do not increase in the future. Spending and the timing thereof by consumers and businesses has a significant impact on our results and, where such spending is delayed or canceled, it could cause a material negative impact on our operating results. We do not know how long the current challenging economic conditions will last.  Continued or increased weakness in our end markets could negatively impact our revenue, gross margin and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.

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

Although we have not recognized any material losses on our cash, cash equivalents and short-term investments, future declines in their market values could have a material adverse effect on our financial condition and operating results. Given the global nature of our business, we have investments both domestically and internationally. Additionally, our overall investment portfolio is often concentrated in the financial sector, which has been negatively impacted by the recent market liquidity conditions. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. As a result, the value or liquidity of our cash, cash equivalents and short-term investments could decline and result in a material impairment, which could have a material adverse effect on our financial condition and operating results. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

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

We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers, both internal and external. Some of these suppliers are relatively small private companies that may discontinue their operations at any time and which may be particularly susceptible to the current economic conditions. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions and we do not have guaranteed supply arrangement with many of these suppliers. We may fail to obtain these supplies in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products. We would experience further delays while identifying, evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. Additionally, we are in the process of managing multiple projects moving certain suppliers internally to different locations. When we transition locations we may increase our inventory of such products as a “safety stock” during the transition, which may cause the amount of inventory reflected on our balance sheet to increase. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, or our failure to properly manage these moves, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

We have historically relied exclusively on our own production capability to manufacture certain strategic components, optics and optical systems (which has recently been outsourced to a third party), crystals, semiconductor lasers, lasers and laser-based systems. Because we manufacture, package and test these components, products and systems at our own facilities, and such components, products and systems are not readily available from other sources, any interruption in manufacturing would adversely affect our business. In addition, our failure to achieve adequate manufacturing yields of these items at our manufacturing facilities may materially and adversely affect our operating results and financial condition.

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

For the three and six months ended April 4, 2009, 68% and 67% of our net sales were derived from customers outside of the United States. For fiscal years 2008, 2007, and 2006, 68% of our net sales were derived from customers outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. The majority of our foreign sales occur through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign operations and sales are subject to a number of risks, including:

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

Our manufacturing strategy includes partnering with contract manufacturers to outsource non-core subassemblies and less complex turnkey products, including some performed at international sites located in Asia and Eastern Europe. Additionally, we have outsourced the manufacture of certain of our optics components to a third party. Our ability to resume internal manufacturing operations for certain products and components in a timely manner may be eliminated. The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products. Our financial condition or results of operation could be adversely impacted if any contract manufacturer is unable for any reason, including as a result of the impact of current worldwide economic conditions, to meet our cost, quality, performance, and availability standards. We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations.

If we fail to effectively manage our footprint consolidation effort, our business could be disrupted, which could harm our operating results.

We have previously announced our intent to reduce our global operating footprint, including the closing of our Auburn, California (completed in the second fiscal quarter of 2009), Munich, Germany, Tampere, Finland, and St. Louis, Missouri, operations. If we are not able to effectively transition the business activities from one site to another it could have an adverse impact on our results of operations.

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

From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances (“REACH”), the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”) enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation that has been or is in the process of being enacted in Japan, China, Korea and various states of the United States may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These redesigns or alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. We believe we comply with all such legislation where our products are sold and we will continue to monitor these laws and the regulations being adopted under them to determine our responsibilities. In addition, we are monitoring legislation relating to the reduction of carbon emissions from industrial operations to determine whether we may be required to incur any additional material costs or expenses associated with our operations. We are not currently aware of any such material costs or expenses. Our failure to comply with any of the foregoing regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in the United States and foreign countries.

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

As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine worldwide tax liabilities. Our future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. From time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies, including the recent announcement from the United States government potentially impacting our ability to defer taxes on international earnings. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our operating results and financial condition.

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

For the three and six months ended April 4, 2009, our research and development costs were $15.6 million (14.8% of net sales) and $30.4 million (13.2% of net sales), respectively. For our fiscal years 2008, 2007 and 2006, our research and development costs were $74.3 million (12.4% of net sales), $74.6 million (12.4% of net sales) and $73.1 million (12.5% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

We participate in the microelectronics market, which requires significant research and development expenses to develop and maintain products and a failure to achieve market acceptance for our products could have a significant negative impact on our business and results of operations.

The microelectronics market is characterized by rapid technological change, frequent product introductions, changing customer requirements and evolving industry standards. The nature of this market requires significant research and development expenses to participate, with substantial resources invested in advance of material sales of our products to our customers in this market.  In the event either our customers’ or our products fail to gain market acceptance, or the microelectronics market failed to grow, it would likely have a significant negative effect on our business and results of operations.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on March 11, 2009 (the “Annual Meeting”) and the following matters were submitted to a vote of our stockholders (with the final vote tabulation set forth below):

1.   Election of directors:

The following directors were elected at the meeting to serve as directors for the ensuing year and until their successors are duly qualified and elected:

	Votes Cast	Authority
	For	Withheld
John R. Ambroseo	20,082,890	2,536,968
John H. Hart	16,659,727	5,960,131
Susan M. James	20,083,214	2,536,644
Clifford Press	19,437,928	3,181,930
Garry W. Rogerson	16,692,637	5,927,221
Lawrence Tomlinson	20,085,644	2,534,214
Sandeep Vij	16,677,410	5,942,448

2.  Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ended October 3, 2009.

For	Against	Abstained
21,883,548	206,577	529,732

3.  Approval of the amended and restated Employee Stock Purchase Plan.

For	Against	Abstained
19,674,396	361,537	529,618

4.  Approval of the amended and restated 2001 Stock Plan.

For	Against	Abstained
19,057,300	960,202	548,049

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.	Description

10.1‡	Change of Control Severance Plan

10.2*‡	Amended and Restated Employee Stock Purchase Plan (previously filed as Appendix A to Schedule 14 filed on February 9, 2009)

10.3*‡	Amended and Restated 2001 Stock Plan (previously filed as Appendix B to Schedule 14 filed on February 9, 2009)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit. Portions of this exhibit are redacted and confidential treatment has been requested.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

Date: May 13, 2009	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2009	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1‡	Change of Control Severance Plan (Amended and restated effective December 10, 2008)

10.2*‡	Amended Restated Employee Stock Purchase Plan (Amended and restated effective March 11, 2009) (previously filed as Appendix A to Schedule 14 filed on February 9, 2009)

10.3*‡	Amended and Restated 2001 Stock Plan (Amended and restated effective March 11, 2009) (previously filed as Appendix B to Schedule 14 filed on February 9, 2009)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit. Portions of this exhibit are redacted and confidential treatment has been requested.