Form 10-Q
period 2009-07-04
COHERENT INC
filed 2009-08-12
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 4, 2009

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on July 31, 2009 was 24,454,611.

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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net sales	$98,479	$157,024	$328,289	$457,262
Cost of sales	64,865	87,765	204,679	260,385
Gross profit	33,614	69,259	123,610	196,877
Operating expenses:
Research and development	15,529	19,076	45,917	56,823
Selling, general and administrative	29,223	39,480	80,813	115,682
Impairment of goodwill	—	—	19,286	—
Amortization of intangible assets	1,907	2,165	5,744	6,600
Total operating expenses	46,659	60,721	151,760	179,105
Income (loss) from operations	(13,045)	8,538	(28,150)	17,772
Other income (expense) (net)	3,329	2,779	(2,501)	12,923
Income (loss) before income taxes	(9,716)	11,317	(30,651)	30,695
Provision for (benefit from) income taxes	(2,701)	2,915	173	11,439
Net income (loss)	$(7,015)	$8,402	$(30,824)	$19,256

Net income (loss) per share:
Basic	$(0.29)	$0.36	$(1.27)	$0.67
Diluted	$(0.29)	$0.35	$(1.27)	$0.66

Shares used in computation:
Basic	24,331	23,514	24,245	28,775
Diluted	24,331	24,110	24,245	29,314

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	July 4, 2009	September 27, 2008

ASSETS
Current assets:
Cash and cash equivalents	$182,331	$213,826
Restricted cash	—	2,645
Short-term investments	39,557	4,268
Accounts receivable—net of allowances of $2,732 and $2,494, respectively	75,120	96,611
Inventories	109,039	120,519
Prepaid expenses and other assets	54,048	41,793
Deferred tax assets	24,183	30,121
Total current assets	484,278	509,783
Property and equipment, net	99,418	100,996
Goodwill	65,614	86,818
Intangible assets, net	21,164	27,556
Other assets	88,673	81,230
Total assets	$759,147	$806,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—
Current portion of long-term obligations	8	9
Accounts payable	18,226	26,333
Income taxes payable	1,665	7,847
Other current liabilities	80,579	79,138
Total current liabilities	100,478	113,327
Long-term obligations	8	15
Other long-term liabilities	88,223	94,606
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—24,454 shares and 24,191 shares, respectively	244	241
Additional paid-in capital	187,197	177,646
Accumulated other comprehensive income	72,362	79,089
Retained earnings	310,635	341,459
Total stockholders’ equity	570,438	598,435
Total liabilities and stockholders’ equity	$759,147	$806,383

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	July 4, 2009	June 28, 2008
Cash flows from operating activities:
Net income (loss)	$(30,824)	$19,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,368	17,677
Amortization of intangible assets	5,744	6,600
Deferred income taxes	(8,074)	(8,334)
Loss (gain) on disposal of property and equipment	496	(79)
Stock-based compensation	5,666	6,916
Excess tax benefit from stock-based compensation arrangements	(10)	(75)
Impairment of goodwill	19,286	—
Non-cash restructuring and other	376	1,163
Other non-cash expense	80	294
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	21,592	(2,080)
Inventories	9,283	(5,115)
Prepaid expenses and other assets	(14,133)	(17,002)
Other assets	7,761	1,397
Accounts payable	(7,959)	535
Income taxes payable/receivable	(720)	8,891
Other current liabilities	2,838	14,524
Other long-term liabilities	(7,222)	(981)
Net cash provided by operating activities	18,548	43,587

Cash flows from investing activities:
Purchases of property and equipment	(17,723)	(16,134)
Proceeds from dispositions of property and equipment	1,603	12,052
Purchases of available-for-sale securities	(85,642)	(107,403)
Proceeds from sales and maturities of available-for-sale securities	50,364	149,601
Proceeds from sale of business	—	6,519
Change in restricted cash	2,521	(25)
Other—net	—	286
Net cash provided by (used in) investing activities	(48,877)	44,896

Cash flows from financing activities:
Short-term borrowings	7	371
Short-term repayments	(7)	—
Repayment of capital lease obligations	(6)	(7)
Cash overdrafts increase (decrease)	(357)	282
Issuance of common stock under employee stock option and purchase plans	4,674	2,897
Repurchase of common stock	—	(228,214)
Retirement of restricted common stock	1	—
Excess tax benefits from stock-based compensation arrangements	10	75
Net cash provided by (used in) financing activities	4,322	(224,596)
Effect of exchange rate changes on cash and cash equivalents	(5,488)	14,317
Net decrease in cash and cash equivalents	(31,495)	(121,796)
Cash and cash equivalents, beginning of period	213,826	315,927
Cash and cash equivalents, end of period	$182,331	$194,131

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$146	$559
Income taxes	$17,833	$14,457
Cash received during the period for:
Income taxes	$8,136	$4,318

Non-cash investing and financing activities:
Unpaid property and equipment	$1,182	$2,013
Net retirement of restricted stock awards	$721	$878

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. We adopted SFAS 157 in our first quarter of fiscal 2009. The adoption of SFAS 157 for financial assets and financial liabilities did not have a significant impact on our consolidated financial position, results of operations and cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for us for our fiscal year beginning October 4, 2009. We are currently evaluating the impact of the adoption of those provisions of SFAS 157 on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, changes in fair value are recognized in earnings. We adopted SFAS 159 in our first quarter of fiscal 2009. The adoption of SFAS 159 did not have a material impact on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. We adopted SFAS 161 in our second quarter of fiscal 2009. The adoption of SFAS 161 did not have a material impact on our consolidated financial position, results of operations and cash flows.

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

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS 107-1 & APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We adopted FSP FAS 107-1 & APB 28-1 for our fiscal quarter ended July 4, 2009 and the adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We adopted FSP FAS 115-2 and FAS 124-2 for our fiscal quarter ended July 4, 2009 and the adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  We adopted FSP FAS 157-4 for our fiscal quarter ended July 4, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This Statement introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We adopted SFAS 165 for our fiscal quarter ended July 4, 2009. The adoption of SFAS 165 did not have an impact on our consolidated financial position and results of operations and cash flows. We evaluated subsequent events through the filing date of our quarterly report on Form 10-Q with the Securities and Exchange Commission on August 11, 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), and SFAS No.167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which change the way companies account for securitizations and special-purpose entities. SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures.  SFAS 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, and changes how a company determines when an entity should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  These pronouncements are effective for interim periods within the first annual reporting period beginning after November 15, 2009. Earlier application is prohibited. We are currently evaluating the potential impact, if any, of the adoption of these pronouncements on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”) “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, all non-SEC accounting and reporting standards will be superseded. We will adopt FAS 168 for the quarterly period ending October 3, 2009, as required, and the adoption will have no impact on our consolidated financial position, results of operations and cash flows.

3.              FAIR VALUE OF CASH EQUIVALENTS AND MARKETABLE SECURITIES

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances: as of and during the nine months ended July 4, 2009, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of July 4, 2009 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)

Money market fund deposits (1)	$6,290	$—	$6,290
Certificates of deposit (2)	—	137,114	137,114
U.S. Treasury and agency obligations (3)	—	43,068	43,068
Corporate notes and obligations (4)	—	68	68
Commercial paper (5)	—	13,844	13,844
Foreign currency contracts (6)	—	157	157
Total net assets measured at fair value	$6,290	$194,251	$200,541

(1)          Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)          Includes $131,114 recorded in cash and cash equivalents and $5,172 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(3)          Includes $13,997 recorded in cash and cash equivalents and $29,071 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(4)          Included in short-term investments on the Condensed Consolidated Balance Sheet.

(5)          Includes $8,598 recorded in cash and cash equivalents and $5,246 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(6)          Includes $158 recorded in prepaid expenses and other assets and $1 recorded in other current liabilities on the Condensed Consolidated Balance Sheet.

4.              DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value. We enter into foreign exchange forwards to minimize the risks of foreign currency fluctuation of specific assets and liabilities on the balance sheet; these are not designated as hedging instruments under SFAS 133.

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

For derivative instruments that are not designated as hedging instruments under SFAS 133, gains and losses are recognized in other income (expense).

The outstanding notional amounts of hedge contracts, with maximum maturity of 2 months, are as follows (in thousands):

	July 4, 2009	September 27, 2008
Other foreign currency hedge contracts
Purchase	$17,030	$22,310
Sell	(4,814)	(8,470)
Net	$12,216	$13,840

The location and fair value amounts of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of July 4, 2009 were as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	July 4, 2009		July 4, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts	Prepaid expenses and other assets	$158	Other current liabilities	$1

The location and amounts of non-designated derivative instruments’ gains and losses in the Condensed Consolidated Statements of Operations for the three and nine months ended July 4, 2009 are as follows (in thousands):

		Amount of Gain or (Loss) Recognized in
	Location of Gain	Income on Derivatives
	(Loss) Recognized in Income on Derivatives	Three Months Ended July 4, 2009	Nine Months Ended July 4, 2009
Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts	Other income (expense)	$(576)	$1,150

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	July 4, 2009
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$182,325	$6	$—	$182,331
Short-term investments:
Available-for-sale securities:
Commercial paper	$5,246	$—	$—	$5,246
Certificates of deposit	5,151	21	—	5,172
U.S. Treasury and agency obligations	29,063	8	—	29,071
Corporate notes and obligations	73	—	(5)	68
Total short-term investments	$39,533	$29	$(5)	$39,557

	September 27, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$216,474	$2	$(5)	$216,471
Less: restricted cash				(2,645)
				$213,826
Short-term investments:
Available-for-sale securities:
Commercial paper	$1,496	$—	$—	$1,496
Certificates of deposit	900	5	—	905
U.S. Treasury and agency obligations	607	5	—	612
Corporate notes and obligations	1,254	7	(6)	1,255
Total short-term investments	$4,257	$17	$(6)	$4,268

At September 27, 2008, $2.6 million of cash was restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik. The cash was paid during the first quarter of fiscal 2009 and no cash was restricted as of July 4, 2009.

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

The reporting units we evaluated for goodwill impairment have been determined to be the same as our operating segments in accordance with SFAS No. 142 and include Commercial Lasers and Components (“CLC”) and Specialty Lasers and Systems (“SLS”).  We determined the fair value of our reporting units for the Step 1 test using a weighting of the Income (discounted cash flow), Market and Transaction approach valuation methodologies. Management completed and reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was required only for the CLC reporting unit. Our preliminary analysis indicated that the entire balance of the goodwill in the CLC reporting unit at that date was impaired and we recorded a non-cash goodwill impairment charge of $19.3 million in the first quarter of fiscal 2009.  During the three months ended April 4, 2009, we completed the Step 2 analysis for the CLC reporting unit at December 27, 2008 and determined that the entire balance of goodwill in the CLC reporting unit at that date was impaired.  The estimated fair value of our SLS reporting unit exceeded its carrying value so no further impairment analysis was required for this reporting unit.

The non-cash impairment of goodwill of $19.3 million was recorded in the three months ended December 27, 2008.

During the three months ended July 4, 2009, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing in accordance with SFAS No. 142 during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from September 27, 2008 to July 4, 2009 are as follows (in thousands):

	Commercial Lasers and Components	Specialty Lasers and Systems	Total
Balance as of September 27, 2008	$23,786	$63,032	$86,818
Reclassification (see Note 16)	(4,500)	4,500	—
Impairment loss	(19,286)	—	(19,286)
Translation adjustments and other	—	(1,918)	(1,918)
Balance as of July 4, 2009	$—	$65,614	$65,614

Components of our amortizable intangible assets are as follows (in thousands):

	July 4, 2009			September 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$53,909	$(37,411)	$16,498	$54,615	$(33,370)	$21,245
Patents	10,077	(8,463)	1,614	10,496	(8,090)	2,406
Order backlog	4,859	(4,844)	15	5,052	(5,034)	18
Customer lists	5,342	(3,591)	1,751	5,440	(3,253)	2,187
Trade name	3,718	(2,445)	1,273	3,861	(2,236)	1,625
Non-compete agreement	1,566	(1,553)	13	2,454	(2,379)	75
Total	$79,471	$(58,307)	$21,164	$81,918	$(54,362)	$27,556

Amortization expense for intangible assets for the nine months ended July 4, 2009 and June 28, 2008 was $5.7 million and $6.6 million, respectively. At July 4, 2009, estimated amortization expense for the remainder of fiscal 2009, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2009 (remainder)	$1,861
2010	6,569
2011	5,040
2012	3,301
2013	1,991
2014	1,104
Thereafter	1,298
Total	$21,164

8.            BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	July 4, 2009	September 27, 2008
Purchased parts and assemblies	$35,346	$36,919
Work-in-process	34,191	46,128
Finished goods	39,502	37,472
Inventories	$109,039	$120,519

Prepaid expenses and other assets consist of the following (in thousands):

	July 4, 2009	September 27, 2008
Prepaid and refundable income taxes	$20,321	$23,277
Prepaid expenses and other	33,727	18,516
Total prepaid expenses and other assets	$54,048	$41,793

Other assets consist of the following (in thousands):

	July 4, 2009	September 27, 2008
Assets related to deferred compensation arrangements	$20,259	$28,122
Deferred tax assets	65,526	50,208
Other assets	2,888	2,900
Total other assets	$88,673	$81,230

Other current liabilities consist of the following (in thousands):

	July 4, 2009	September 27, 2008
Accrued payroll and benefits	$21,344	$30,807
Reserve for warranty	10,815	13,214
Deferred income	13,354	12,096
Accrued expenses and other	9,407	12,252
Other taxes payable	20,892	4,858
Accrued restructuring charges	2,735	3,587
Customer deposits	2,032	2,324
Total other current liabilities	$80,579	$79,138

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

During fiscal 2008, we consolidated our German DPSS manufacturing into our Lübeck, Germany site. The transfer was completed in the fourth quarter of fiscal 2008. On October 13, 2008, we announced the consolidation of the remainder of our Munich facility into our Göttingen site. The transfer was completed in our third quarter of fiscal 2009. The consolidation and transfers have resulted in charges primarily for employee terminations, other exit related costs associated with a plan approved by management and a grant repayment liability.

We recognize restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Restructuring charges in the first nine months of fiscal 2009 and 2008 are recorded in cost of sales, research and development and selling, general and administrative expenses in our consolidated statements of operations.

The following table presents our current liability as accrued on our balance sheet for restructuring charges.  The table sets forth an analysis of the components of the restructuring charges, payments made against the accrual and other provisions for the first nine months of fiscal 2009 and 2008 (in thousands):

	Severance Related	Facilities- related Charges	Other Restructuring Costs	Total
Balance at September 29, 2007	$—	$476	$—	$476
Provisions	1,797	45	360	2,202
Deductions	(226)	(516)	(297)	(1,039)
Balance at June 28, 2008	$1,571	$5	$63	$1,639

Balance at September 27, 2008	$2,581	$19	$987	$3,587
Provisions	7,674	3,142	3,179	13,995
Deductions	(8,615)	(2,804)	(3,428)	(14,847)
Balance at July 4, 2009	$1,640	$357	$738	$2,735

The severance related costs for the first nine months of fiscal 2009 are primarily comprised of severance pay, outplacement services, medical and other related benefits for employees being terminated due to the transition of activities out of Auburn, California, Munich, Germany, St. Louis, Missouri and Tampere, Finland. The remaining severance related restructuring accrual balance of approximately $1.6 million at July 4, 2009 is expected to result in cash expenditures through the fourth quarter of fiscal 2010. The other restructuring costs are primarily for a grant repayment liability, project management fees and other exit related costs associated with a plan approved by management.

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

Components of the reserve for warranty costs during the first nine months of fiscal 2009 and 2008 were as follows (in thousands):

	Nine Months Ended
	July 4, 2009	June 28, 2008
Beginning balance	$13,214	$13,660
Additions related to current period sales	9,571	16,302
Warranty costs incurred in the current period	(11,701)	(16,689)
Adjustments to accruals related to prior period sales	(269)	628
Ending balance	$10,815	$13,901

Other long-term liabilities consist of the following (in thousands):

	July 4, 2009	September 27, 2008
Long-term taxes payable	$48,436	$45,343
Deferred compensation	21,085	28,459
Deferred tax liabilities	11,153	13,738
Deferred income	1,988	1,800
Asset retirement obligations liability	1,442	1,464
Other long-term liabilities	4,119	3,802
Total other long-term liabilities	$88,223	$94,606

The following table reconciles changes in our asset retirement obligations liability (in thousands):

	Nine Months Ended
	July 4, 2009	June 28, 2008
Beginning balance	$1,464	$1,256
Adjustment to asset retirement obligations recognized	22	(16)
Accretion recognized	79	59
Changes due to foreign currency exchange	10	130
Ending balance	$1,575	$1,429

At July 4, 2009, $133,000 of the asset retirement liability is reported in other current liabilities and $1,442,000 is reported in other long-term liabilities on our condensed consolidated balance sheets.  At June 28, 2008, the asset retirement liability is reported in other long-term liabilities on our condensed consolidated balance sheets.

9.              SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. At July 4, 2009, these foreign lines of credit totaled $16.3 million, of which $15.0 million was unused and available. These credit facilities were used in Europe during the first nine months of fiscal 2009 as guarantees.  In addition, our domestic line of credit, which was opened on March 31, 2008, includes a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2010 and is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance.  No amounts have been drawn upon our domestic line of credit as of July 4, 2009.

10.       STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

We have two Stock Plans, the 1995 Stock Plan and the Amended and Restated 2001 Stock Plan, for which all employees and service providers are eligible participants and a non-employee Directors’ Stock Plan for which only non-employee directors are eligible participants. The Directors’ Stock Plan is designed to work automatically without administration, however to the extent administration is necessary, it will be performed by the Board of Directors (or an independent committee thereof). Under these three plans, we have reserved an aggregate of 5,500,000, 6,300,000 and 689,000 shares of common stock for issuance, respectively, of which zero, 2,894,654 and 103,000 shares, respectively, remain available for grant at July 4, 2009. Employee options are generally exercisable between two and four years from the grant date at a price equal to the fair market value of the common stock on the date of the grant and generally vest 25% to 50% annually. The Company settles stock option exercises with newly issued shares of common stock. Grants under employee plans generally expire six years from the original grant date. Director options are automatically granted to our non-employee directors. Such directors initially receive a stock option for 24,000 shares exercisable over a three-year period and an award of restricted stock units of 2,000 shares. Additionally, the non-employee directors receive an annual stock option grant of 6,000 shares exercisable as to 50% of the shares on the day prior to each of the next two annual stockholder meetings. Grants under the Directors’ Stock Plan expire ten years from the original grant date. In addition, each non-employee director receives an annual grant of 2,000 shares of restricted stock units that vest on the day prior to the annual stockholder meeting held in the third calendar year following the date of grant.

Under one of our Stock Plans, certain employees and non-employee directors are eligible for grants of restricted stock awards and/or restricted stock units. Restricted stock awards and restricted stock units are independent of option grants and are subject to restrictions. All of the shares of restricted stock outstanding at July 4, 2009 are subject to forfeiture if employment terminates prior to the release of restrictions. During this period, ownership of the shares cannot be transferred. The service-based restricted awards generally vest three years from the date of grant. The Company granted performance-based restricted stock units during the second quarter of fiscal 2008 which have a single vesting measurement date of November 14, 2010, which vest as to anywhere between 0% and 300% of the targeted amount based upon achievement by the Company of (a) an annual revenue threshold amount and (b) adjusted EBITDA percentage targets. Restricted stock (not including performance-based restricted stock and restricted stock units) has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards and units, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. We had 355,262 shares and units of restricted stock outstanding at July 4, 2009 and 341,015 shares and units of restricted stock outstanding at September 27, 2008.

We have an Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. At July 4, 2009, 600,310 shares of our common stock were reserved for future issuance under the ESPP.

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

Risk-Free Interest Rate—The risk-free interest rate used is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend—The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

There were no options granted during the three months ended June 28, 2008. The fair values of our stock options granted to employees and shares purchased under the employee stock purchase plan for the three and nine months ended July 4, 2009 and June 28, 2008 were estimated using the following weighted-average assumptions:

	Employee Stock Option Plans				Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008 (1)
Expected life in years	5.6	—	4.2	3.5	0.5	0.7	0.5	0.7
Expected volatility	48.0%	—%	48.0%	29.5%	55.9%	31.9%	46.7%	31.9%
Risk-free interest rate	2.7%	—%	1.99%	3.9%	0.5%	1.8%	1.0%	1.8%
Expected dividends	—	—	—	—	—	—	—	—
Weighted average fair value per share	$9.43	$—	$8.95	$8.78	$6.22	$7.31	$6.72	$7.31

(1)         During the second quarter of fiscal 2007, the ESPP was suspended and employee contributions were returned while a voluntary review of our historical stock option practices was conducted; therefore there are no fair values for the first quarter of fiscal 2008. There was no activity under the ESPP during the first quarter of fiscal 2008. The ESPP reopened in March 2008.

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended July 4, 2009 and June 28, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Cost of sales	200	$484	$660	$1,629
Research and development	249	561	683	1,688
Selling, general and administrative	1,039	2,275	4,260	7,657
Income tax benefit	(120)	(1,289)	(1,110)	(3,276)
	$1,368	$2,031	$4,493	$7,698

During the three and nine months ended July 4, 2009, $0.2 million and $0.6 million, respectively, for all stock plans was capitalized into inventory, $0.2 million and $0.7 million, respectively, was amortized to cost of sales and $0.3 million remained in inventory at July 4, 2009. During the three and nine months ended June 28, 2008, $0.3 million and $1.0 million, respectively, for all stock plans was capitalized into inventory, $0.3 million and $0.8 million, respectively, was amortized to cost of sales and $0.4 million remained in inventory at June 28, 2008. As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At July 4, 2009, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $8.6 million, net of estimated forfeitures of $1.2 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.1 years and will be adjusted for subsequent changes in estimated forfeitures.

At July 4, 2009, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.5 million, which will be recognized over the offering period.

In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of tax deduction resulting from an employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the first nine months of fiscal 2009 and fiscal 2008, we recorded an immaterial amount of excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Plans (in thousands, except per share amounts and remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 27, 2008	2,880	$30.31
Granted	497	22.29
Exercised	(9)	25.37
Forfeitures	(23)	26.28
Expirations	(353)	24.60
Outstanding at July 4, 2009	2,992	$29.70	3.1	$269

Vested and expected to vest at July 4, 2009	2,949	$29.80	3.0	$261

Exercisable at July 4, 2009	2,464	$31.18	2.4	$50

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock.  There were approximately 0.1 million outstanding options that were in-the-money at July 4, 2009. No options were exercised under the Company’s stock plans during the third fiscal quarter of 2009, therefore there was no intrinsic value realized in that period. During the third fiscal quarter of 2008, the aggregate intrinsic value of options exercised under the Company’s stock plans was $0.4 million, determined as of the date of option exercise. During the nine months ended July 4, 2009 and June 28, 2008, the aggregate intrinsic value of options exercised under the Company’s stock plans was $0.1 million and $0.8 million, respectively, determined as of the date of option exercise.

The following table summarizes our restricted stock award and restricted stock unit activity for the first nine months of fiscal 2009 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested stock at September 27, 2008	341	$29.70
Granted	175	22.44
Vested	(112)	30.71
Forfeited	(49)	30.37
Nonvested stock at July 4, 2009	355	$25.72

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

Income Tax Audits—The Internal Revenue Service (“IRS”) is conducting an audit of our 2003 and 2004 U.S. federal tax returns. The IRS has issued a number of Notices of Proposed Adjustments (“NOPAs”) to these returns. Among other items, the IRS has challenged our research and development credits and our extraterritorial income (“ETI”) exclusion. We have agreed to the various adjustments proposed by the IRS and we believe that we have adequately provided for these exposures and any other items identified by the IRS as a result of the audit of these tax years. As part of its audit of our 2003 and 2004 years, the IRS has requested information related to our stock option investigation and we intend to comply with this request and address any issues that are raised in a timely manner. The IRS has also indicated that it may consider an audit of our 2006 tax return and has requested stock option investigation information for this year.

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

12.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Net income (loss)	$(7,015)	$8,402	$(30,824)	$19,256

Other comprehensive income (loss):
Translation adjustment	13,858	(2,327)	(6,740)	28,887
Net gain on derivative instruments, net of taxes	2	—	6	3
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes	—	14	4	143
Other comprehensive income (loss), net of tax	13,860	(2,313)	(6,730)	29,033
Comprehensive income (loss)	$6,845	$6,089	$(37,554)	$48,289

The following summarizes activity in accumulated other comprehensive income (loss) related to derivatives, net of income taxes, held by us (in thousands):

Balance, September 30, 2007	$(98)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	3
Balance, June 28, 2008	$(95)

Balance, September 27, 2008	$(93)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	6
Balance, July 4, 2009	$(87)

Accumulated other comprehensive income (net of tax) at July 4, 2009 is comprised of accumulated translation adjustments of $72.4 million and net loss on derivative instruments of $0.1 million. Accumulated other comprehensive income (net of tax) at September 27, 2008 is comprised of accumulated translation adjustments of $79.2 million and net loss on derivative instruments of $0.1 million.

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

The following table presents information necessary to calculate basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Weighted average shares outstanding —basic (1)	24,331	23,514	24,245	28,775
Dilutive effect of employee stock awards	—	596	—	539
Weighted average shares outstanding—diluted	24,331	24,110	24,245	29,314

Net income (loss)	$(7,015)	$8,402	$(30,824)	$19,256

Net income (loss) per basic share	$(0.29)	$0.36	$(1.27)	$0.67
Net income (loss) per diluted share	$(0.29)	$0.35	$(1.27)	$0.66

(1)         Net of restricted stock

As the Company incurred a net loss for the third quarter and first nine months of fiscal 2009, all potentially dilutive securities from stock options, employee stock purchase plan and restricted stock awards have been excluded from the diluted net loss per share computation as their effects were deemed anti-dilutive.  A total of 2,208,711 and 2,346,743 potentially dilutive securities have been excluded from the dilutive share calculation for the third quarter and first nine months of fiscal 2008, respectively, as their effect was anti-dilutive.

14.       OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Interest and dividend income	$210	$1,518	$2,343	$8,955
Interest expense	(57)	473	(166)	128
Foreign exchange gain (loss)	503	(798)	(801)	1,708
Gain (loss) on investments, net	2,259	773	(5,761)	596
Other—net	414	813	1,884	1,536
Other income (expense), net	$3,329	$2,779	$(2,501)	$12,923

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

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries. Our estimated effective tax rate for the three months and nine months ended July 4, 2009 was 27.8% and (0.6%), respectively.  The difference between the statutory rate of 35% and our effective tax rate of 27.8% for the three months ended July 4, 2009 was due primarily to permanent differences related to the benefit of foreign tax credits and federal research and development credits, partially offset by a cumulative unrealized loss on life insurance policy investments related to our deferred compensation plan and deemed dividend inclusions under the Subpart F tax rules.  The difference between the statutory rate of 35% and our effective tax rate of (0.6%) for the nine months ended July 4, 2009 was due primarily to permanent differences related to the non-deductibility of the goodwill impairment, an increase in valuation allowance against California research and development tax credits as a result of California legislation enacted in February 2009 and certain foreign net operating loss carryforwards, a cumulative unrealized loss on life insurance policy investments related to our deferred compensation plan and deemed dividend inclusions under the Subpart F tax rules.  These amounts are partially offset by permanent differences related to the benefit of foreign tax credits and the benefit of federal research and development tax credits, including additional credits reinstated from fiscal 2008 resulting from the enactment of the “Emergency Economic Stabilization Act of 2008.”

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

As of July 4, 2009, the total amount of gross unrecognized tax benefits was $54.4 million, of which $30.0 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefits were classified as other long-term liabilities in the condensed consolidated balance sheets.

Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of July 4, 2009, the total amount of gross interest and penalties accrued was $7.3 million, which is classified as other long-term liabilities in the condensed consolidated balance sheets.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 1999 are closed. The years 2003 and 2004 are currently under examination by the IRS. The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future years.  We responded to a NOPA issued by the IRS in October 2008 to decrease the amount of research and development credits generated in 2000 and 2001 and we intend to dispute the proposed adjustment with the IRS through the appeals process available to us.  The IRS has also indicated that it may consider an audit of our 2006 tax return. In our major state jurisdiction and our major foreign jurisdiction, the years subsequent to 1998 remain open and could be subject to examination by the taxing authorities.

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

The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net sales:
Commercial Lasers and Components	$28,061	$51,921	$96,269	$153,040
Specialty Laser Systems	70,393	105,077	231,945	304,146
Corporate and other	25	26	75	76
Total net sales	$98,479	$157,024	$328,289	$457,262

Income (loss) from operations:
Commercial Lasers and Components	$(7,495)	$2,616	$(38,771)	$8,090
Specialty Laser Systems	2,961	18,007	24,586	46,872
Corporate and other	(8,511)	(12,085)	(13,965)	(37,190)
Total income (loss) from operations	$(13,045)	$8,538	$(28,150)	$17,772

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

BUSINESS BACKGROUND

We are one of the world’s leading suppliers of photonics-based solutions in a broad range of commercial and scientific research applications. We design, manufacture and market lasers and related accessories for a diverse group of customers. Since inception in 1966, we have grown through internal expansion and through strategic acquisitions of complementary businesses, technologies, intellectual property, manufacturing processes and product offerings.

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

Effective as of the beginning of the first quarter of fiscal 2009, in order to align all of our diode-pumped solid state (“DPSS”) technology into the same reportable operating segment, management moved the DPSS Germany and Crystal product families from the CLC segment into the SLS segment. The Crystal product family is primarily an internal supplier that supports the DPSS product family. This allows for leverage and efficiencies in many parts of the business. This concentrates all DPSS product families in the SLS segment effective as of the first quarter of fiscal 2009. All of reporting has been revised to reflect the reportable operating segments (CLC and SLS) and prior periods have been restated.

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

The valuation analysis requires significant judgments and estimates to be made by management in particular related to the forecast.  The assumed growth rates and gross margins as well as period expenses were determined based on internally developed forecasts considering our future plans.  The assumptions used were management’s best estimates based on projected results and market conditions as of the date of testing. In order to test the sensitivity of these fair values, management further reviewed other scenarios relative to these assumptions to see if the resulting impact on fair values would have resulted in a different Step 1 conclusion for the CLC and SLS reporting units.

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

During the three months ended April 4, 2009, our expectations of declines in forecasted operating results due to the slowdown in the global economy and the further declines in our stock price led us to conclude that a triggering event for review for potential goodwill impairment had occurred.  Accordingly, as of April 4, 2009, we performed an interim goodwill impairment evaluation, as required under SFAS No. 142.  This interim impairment evaluation utilized the same valuation techniques used in our impairment valuation in the first quarter of fiscal 2009.  A similar sensitivity analysis was also done at April 4, 2009 where we determined that the discount rate used in the Income approach for the SLS reporting unit could have been increased by approximately 20% and still resulted in no impairment. Based on the results of our Step 1 analysis, we determined that no additional goodwill impairment was indicated.

During the three months ended July 4, 2009, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.

At July 4, 2009, we had $65.6 million of goodwill on our condensed consolidated balance sheet. At July 4, 2009, we had $99.4 million of property and equipment and $21.2 million of purchased intangible assets on our condensed consolidated balance sheet.

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

Inventory Valuation

We record our inventory at the lower of cost (computed on a first-in, first-out basis) or market. We write-down our inventory to its estimated market value based on assumptions about future demand and market conditions. Inventory write-downs are generally recorded within guidelines set by management when the inventory for a device exceeds 12 months of its demand and when individual parts have been in inventory for greater than 12 months. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which could materially affect our future results of operations. Due to rapidly changing forecasts and orders, additional write-downs for excess or obsolete inventory, while not currently expected, could be required in the future. In the event that alternative future uses of fully written down inventories are identified, we may experience better than normal profit margins when such inventory is sold. Differences between actual results and previous estimates of excess and obsolete inventory could materially affect our future results of operations. We write-down our demonstration inventory by amortizing the cost of demonstration inventory over a twenty month period starting from the fourth month after such inventory is placed in service.

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

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Three Months Ended
	July 4, 2009	June 28, 2008	Change	% Change
	(Dollars in thousands)

Bookings	$88,647	$149,090	$(60,443)	(40.5)%
Net sales–Commercial Lasers and Components	$28,061	$51,921	$(23,860)	(46.0)%
Net sales–Specialty Lasers and Systems	$70,393	$105,077	$(34,684)	(33.0)%
Gross profit as a percentage of net sales–Commercial Lasers and Components	25.7%	41.0%	(15.3)%	(37.3)%
Gross profit as a percentage of net sales–Specialty Lasers and Systems	37.8%	46.1%	(8.3)%	(18.0)%
Research and development as a percentage of net sales	15.8%	12.1%	3.7%	30.6%
Income (loss) before income taxes	$(9,716)	$11,317	$(21,033)	(185.9)%
Net cash provided by operating activities	$11,021	$14,946	$(3,925)	(26.3)%
Days sales outstanding in receivables	68.7	63.3	5.4	8.5%
Days sales outstanding in inventories	99.7	70.8	28.9	40.8%
Capital spending as a percentage of net sales	3.6%	4.4%	(0.8)%	(18.2)%

	Nine Months Ended
	July 4,	June 28,
	2009	2008	Change	% Change
	(Dollars in thousands)

Bookings	$285,809	$452,525	$(166,716)	(36.8)%
Net sales–CLC	$96,269	$153,040	$(56,771)	(37.1)%
Net sales–SLS	$231,945	$304,146	$(72,201)	(23.7)%
Gross profit as a percentage of net sales–CLC	26.4%	41.6%	(15.2)%	(36.5)%
Gross profit as a percentage of net sales–SLS	42.5%	44.4%	(1.9)%	(4.3)%
Research and development as a percentage of net sales	14.0%	12.4%	1.6%	12.9%
Income (loss) before income taxes	$(30,651)	$30,695	$(61,346)	(199.9)%
Net cash provided by operating activities	$18,548	$43,587	$(25,039)	(57.4)%
Capital spending as a percentage of net sales	5.4%	3.5%	1.9%	54.3%

Definitions and analysis of these performance indicators are as follows:

Bookings

Bookings represent orders expected to be shipped within 12 months and services to be provided pursuant to service contracts. While we generally have not experienced a significant rate of cancellation, bookings are generally cancelable by our customers without substantial penalty and, therefore, we can not assure all bookings will be converted to net sales. For example, one of our customers cancelled a $3.4 million order in the third quarter of fiscal 2009.

Third quarter bookings decreased 40.5% and bookings for the nine months ended July 4, 2009 decreased 36.8% from the same periods one year ago. Bookings decreased in all four markets for the quarter. For the nine months, decreases in the microelectronics, OEM components and instrumentation and materials processing markets were partially offset by increases in the scientific and government programs market. The decreases continue to be mostly driven by macroeconomic conditions faced by our customers.

Microelectronics

Microelectronics bookings decreased 62% and 50% for the quarter and nine months ended July 4, 2009 compared to the same periods one year ago, as the drop in consumer confidence and spending continues to depress the microelectronics market.

During the third quarter of fiscal 2009, we believe that customers continued to focus on improving their factory utilization rates.  We anticipate a favorable impact on service revenue as our customers re-commission idle equipment.  We also expect improved conditions in new tool development by our customers.  As long as these conditions hold, we believe microelectronics-related orders should start to recover in the fourth quarter of fiscal 2009.

Advanced packaging orders doubled compared to the second quarter of fiscal 2009 and were up for the first time in three quarters due to inventory replenishment for existing products and technology buys for next generation tools.  However, it is not yet clear whether this submarket has begun a recovery as customers still need to consume their finished goods inventory. When recovery does occur, we believe our current and planned products will be well aligned with customer needs around capability, throughput and yield.

After multiple system orders in the second quarter of fiscal 2009, third quarter bookings for flat panel display manufacturing were service-related as many end users appear to have returned to more normal factory utilization rates.  Moreover, with demand increasing for mobile, touch screen displays, we believe that we are well-positioned for follow-up system orders in the next few quarters.

Bookings for solar cell manufacturing remain under pressure as oversupply and consumer spending weighs on end-user pricing and demand.  There is tremendous emphasis on cost through material cost reduction and cell efficiency.  Foundries are addressing the material cost reduction, while equipment suppliers are focusing on enhancing conversion efficiency, which has driven sales for our lasers, but users have asked for more functionality to investigate process windows.

Materials Processing

Materials processing orders decreased 44% and 43% for the quarter and nine months ended July 4, 2009 compared to the same periods one year ago. The decreases continue to be mostly driven by macroeconomic conditions faced by our customers.

During the third quarter of fiscal 2009, we began to see a modest recovery in orders in China for marking and non-metal cutting. However, we cannot determine with any certainty whether the orders were to support domestic demand or the export market.  These orders were largely at the lower end of the power scale, suggesting that low-cost manufacturing may be stabilizing. We are seeing a similar trend in Europe where low-power applications performed reasonably.

As the market works its way towards recovery, we are working to expand our addressable market through the introduction of a suite of high-power lasers for materials processing.  Earlier this year, we released the Highlight™ 1000-F, a fiber-delivered, semiconductor array for use in heat treating, cladding and welding.  At Lasers Munich, we introduced the E-1000™, a sealed CO2 laser that delivers 1 kilowatt of power.  The compact size and relatively low weight allows the E-1000 to be mounted directly to a robotic work station, which simplifies beam deliver optics. We expect to deliver prototypes this calendar year and production units will ship early in calendar 2010.  We also displayed a concept design for a 1 kilowatt fiber laser based on bar pumping. We chose bar pumping to address simple economics issues.  In high-power fiber lasers, the pump diodes account for roughly half the material costs.  The cost of the diodes is divided between the chip and the can.  Given the differences in output power between single emitters and bars, far fewer bars are needed to achieve the same output power.  We expect to ship prototypes during the next calendar year.

OEM Components and Instrumentation

Although orders for OEM components and instrumentation decreased 33% and 43% for the quarter and nine months ended July 4, 2009 compared to the same periods one year ago, they increased from orders in the second quarter of fiscal 2009. The sequential increase in orders was paced by a large contract buy from a key instrumentation customer, the capture of a competitive medical OEM account and an increase in defense business.

The large contract order notwithstanding, the instrumentation market is in a holding pattern until stimulus money starts to flow.  Customers generally believe this will occur by the end of the calendar year, suggesting a general bookings recovery is one to two quarters away.  The emphasis between now and then is bundling of multiple light sources into a light engine that can support a variety of test protocols.

Our position in the ophthalmic market has strengthened as more customers are qualifying our OPS-based Genesis™ lasers for photocoagulation treatment including six of the top vendors in this space. There are also signs of recovery within the refractive market where we are the leading supplier of lasers used in vision correction surgery.

Scientific and Government Programs

Scientific and government programs orders decreased 5% for the quarter and increased slightly for the nine months ended July 4, 2009 compared to the same periods one year ago. Third quarter orders benefitted from strong demand for lasers used in biological imaging, resulting in record orders for our Chameleon™ series lasers. More than a third of the Chameleon™ bookings were for the newest version, the Chameleon Vision™, which was introduced in January 2009.  In the third quarter of fiscal 2009, numerous customers in the U.S. and Japan indicated that they were delaying placing orders since funds from the government stimulus act could offer them greater spending flexibility.  We expect that scientific orders in the fourth quarter of fiscal 2009 will rise due to seasonal strength and/or the release of funds from the government stimulus act.

We introduced several new products for the research market during the third quarter of fiscal 2009.  Our venerable Verdi product family has been augmented with two OPS-based lasers, the Verdi G2 and G5, which boast high reliability and long operating lifetimes.  The G2 and G5 produce 2W and 5W of green light, respectively, that can be used for direct illumination or pumping applications.  In conjunction with this launch, we showed power scaling to 40W of green light in an OPS architecture, which will lead to future, higher-power Verdi G-Series products. We also demonstrated new versions of our Legend™ amplifier series that will be formally released in the next 3 to 6 months.

Net Sales

Net sales include sales of lasers, related accessories and service contracts. Net sales for the third fiscal quarter decreased 46.0% in our CLC segment and decreased 33.0% in our SLS segment from the same quarter one year ago. Net sales for the first nine months of fiscal 2009 decreased 37.1% in our CLC segment and decreased 23.7% in our SLS segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the third quarter decreased from 41.0% to 25.7% in our CLC segment and decreased from 46.1% to 37.8% in our SLS segment from the same quarter one year ago.  Gross profit percentage for the first nine months of fiscal 2009 decreased from 41.6% to 26.4% in our CLC segment and decreased from 44.4% to 42.5% in our SLS segment from the same period one year ago.  For a more complete description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  Despite a decrease in aggregate R&D spending, due to our decrease in net sales, R&D percentage increased to 15.8% from 12.1% in the third fiscal quarter and to 14.0% from 12.4% for the first nine months of fiscal 2009 from the same periods one year ago.  For a more complete description of the reasons for changes in R&D percentage refer to the “Results of Operations” section of this quarterly report.

Net Cash Provided by Operating Activities

Net cash provided by operating activities shown on our Condensed Consolidated Statements of Cash Flows primarily represents the excess or shortfall of cash collected from billings to our customers and other receipts over cash paid to our vendors for expenses and inventory purchases to run our business.  We believe that cash flows from operations are an important performance indicator because cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth.  For a more complete description of the reasons for changes in Net Cash Provided by Operating Activities refer to the “Liquidity and Capital Resources” section of this quarterly report.

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more cash flow available.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the third quarter of fiscal 2009 increased 5.4 days from the same quarter one year ago primarily due to slower collections due to the current economic climate, particularly in Europe and Japan, a higher concentration of sales later in the quarter and the impact of foreign exchange rates.

Days Sales Outstanding in Inventories

We calculate DSO in inventories as net inventories at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in inventories indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more cash flow available.  The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in inventories for the third quarter of fiscal 2009 increased 28.9 days from the same quarter one year ago primarily due to inventory increases to mitigate risk during product outsourcing and manufacturing consolidation and lower revenues in the first nine months of fiscal 2009.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology.  Our capital spending percentage decreased to 3.6% for the third quarter from 4.4% and increased to 5.4% from 3.5% for first nine months of fiscal 2009 compared to the same periods one year ago primarily due to the purchase of assets in support of a more effective business model for our semiconductor business and building investments related to our footprint reduction programs as well as lower sales volumes.  As a result of our multiple manufacturing consolidation programs, we anticipate capital spending for fiscal 2009 to be higher than our historical spending number.

SIGNIFICANT EVENTS

During the three months ended December 27, 2008, our stock price declined substantially, which combined with expectations of declines in forecasted operating results due to the slowdown in the global economy, led the Company to conclude that a triggering event for review for potential goodwill impairment had occurred.  Accordingly, as of December 27, 2008, we performed an interim goodwill impairment evaluation, as required under SFAS No. 142. The performance of this test is a two-step process.  We completed Step 1 of the impairment test. Management reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was required only for the CLC reporting unit. Our preliminary analysis indicated that the entire balance of the goodwill in the CLC reporting unit at that date was impaired and we recorded a non-cash goodwill impairment charge of $19.3 million in the first quarter of fiscal 2009.  During the three months ended April 4, 2009, we completed the Step 2 analysis for the CLC reporting unit at December 27, 2008 and determined that the entire balance of goodwill in the CLC reporting unit at that date was impaired.  The estimated fair value of our SLS reporting unit exceeded its carrying value so no further impairment analysis was required for this reporting unit. During the three months ended July 4, 2009, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.

We have initiated the planning phase of a multiyear project, with a targeted completion date of September 2010, to exit our epitaxial growth facility in Tampere, Finland and establish enhanced capabilities in Sunnyvale, California. We completed the consolidation of the remainder of our Munich facility into our Göttingen site during third quarter of fiscal 2009. During the second quarter of fiscal 2009, we announced that we would be exiting our facility in St. Louis, Missouri. We completed the transfer in July 2009.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.9%	55.9%	62.3%	56.9%
Gross profit	34.1%	44.1%	37.7%	43.1%
Operating expenses:
Research and development	15.8%	12.1%	14.0%	12.4%
Selling, general and administrative	29.7%	25.2%	24.6%	25.3%
Impairment of goodwill	—%	—%	5.9%	—%
Amortization of intangible assets	1.9%	1.4%	1.7%	1.5%
Total operating expenses	47.4%	38.7%	46.2%	39.2%
Income (loss) from operations	(13.3)%	5.4%	(8.5)%	3.9%
Other income (net)	3.4%	1.8%	(0.8)%	2.8%
Income (loss) before income taxes	(9.9)%	7.2%	(9.3)%	6.7%
Provision for (benefit from) income taxes	(2.8)%	1.8%	0.1%	2.5%
Net income (loss)	(7.1)%	5.4%	(9.4)%	4.2%

Net loss for the third quarter of fiscal 2009 was $7.0 million ($0.29 per share) including $3.4 million of after-tax restructuring costs, $1.4 million of after-tax stock-related compensation expense and $0.1 million of after-tax costs related to litigation resulting from our internal stock option investigation.  Net income for the third quarter of fiscal 2008 was $8.4 million ($0.35 per diluted share) including $1.4 million of after-tax restructuring costs, $0.9 million of after-tax costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation and $2.0 million of after-tax stock-related compensation expense.  Net loss for the first nine months of fiscal 2009 was $30.8 million ($1.27 per share) including a charge for goodwill impairment of $19.3 million, $10.4 million of after-tax restructuring costs, $4.5 million of after-tax stock-related compensation expense, a $2.7 million tax expense due to a recently enacted change in state tax law and $0.7 million of after-tax costs related to litigation resulting from our internal stock option investigation.  Net income for the first nine months of fiscal 2008 was $19.3 million ($0.66 per diluted share) including $5.3 million of after-tax costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation, $7.7 million of after-tax stock-related compensation expense, $1.4 million of after-tax restructuring costs and a $1.4 million tax expense in connection with an internal dividend from one of our European subsidiaries.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	July 4, 2009		June 28, 2008
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$30,349	30.8%	$52,439	33.4%
OEM components and instrumentation	25,342	25.8%	48,293	30.7%
Materials processing	12,644	12.8%	22,545	14.4%
Scientific and government programs	30,144	30.6%	33,747	21.5%
Total	$98,479	100.0%	$157,024	100.0%

	Nine Months Ended
	July 4, 2009		June 28, 2008
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$96,048	29.3%	$159,707	34.9%
OEM components and instrumentation	93,020	28.3%	132,346	29.0%
Materials processing	45,938	14.0%	70,429	15.4%
Scientific and government programs	93,283	28.4%	94,780	20.7%
Total	$328,289	100.0%	$457,262	100.0%

Quarterly

Net sales for the third quarter of fiscal 2009 decreased by $58.5 million, or 37%, including a decrease of $2.7 million due to the impact of foreign currency exchange rates, compared to the third quarter of fiscal 2008, with sales decreasing in all four markets.

The decrease in the OEM components and instrumentation market of $23.0 million, or 48%, was due primarily to reduced consumer spending for medical applications and lower shipments for bioinstrumentation applications. The decrease in the microelectronics market of $22.1 million, or 42%, was primarily due to lower sales in advanced packaging, semiconductor and flat panel display applications.  As indicated before, a drop in consumer confidence and spending continues to impact this market negatively. Sales in the materials processing market decreased $9.9 million, or 44%, primarily due to lower shipments for non-metal cutting and marking applications. Sales in the scientific and government programs market decreased $3.6 million, or 11%, primarily due to revenue timing of some large systems in the third quarter of fiscal 2008.

Year-to-date

Net sales for the first nine months of fiscal 2009 decreased by $129.0 million, or 28%, including a decrease of $7.1 million due to the impact of foreign currency exchange rates, compared to the first nine months of fiscal 2008, with sales decreasing in all four markets.

The decrease in the microelectronics market of $63.7 million, or 40%, was primarily due to lower sales in advanced packaging, semiconductor, micro-materials processing and flat panel display applications.  A drop in consumer confidence and spending continues to impact this market negatively. The decrease in the OEM components and instrumentation market of $39.3 million, or 30%, was due primarily to reduced consumer spending for medical applications, decreased shipments for bioinstrumentation applications, lower shipments for military applications primarily due to the outsourcing of our optics manufacturing and lower shipments for graphic arts and display applications.  Sales in the materials processing market decreased $24.5 million, or 35%, primarily due to lower commercial laser shipments for consumer applications.  Sales in the scientific and government programs market decreased $1.5 million, or 2%, primarily due to lower demand from university and government research groups.

Although we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

Segments

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	July 4, 2009		June 28, 2008
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Commercial Lasers and Components (CLC)	$28,061	28.5%	$51,921	33.1%
Specialty Lasers and Systems (SLS)	70,393	71.5%	105,077	66.9%
Corporate and Other	25	0.0%	26	0.0%
Total	$98,479	100.0%	$157,024	100.0%

	Nine Months Ended
	July 4, 2009		June 28, 2008
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Commercial Lasers and Components (CLC)	$96,269	29.3%	$153,040	33.5%
Specialty Lasers and Systems (SLS)	231,945	70.7%	304,146	66.5%
Corporate and Other	75	0.0%	76	0.0%
Total	$328,289	100.0%	$457,262	100.0%

Quarterly

Net sales for the third quarter of fiscal 2009 decreased by $58.5 million, or 37%, compared to the third quarter of fiscal 2008, with decreases of $23.9 million, or 46%, in our CLC segment and decreases of $34.7 million, or 33%, in our SLS segment.

The decrease in our CLC segment sales was primarily due to lower advanced packaging, materials processing and semiconductor application sales.  The decrease in our SLS segment sales was primarily due to lower revenue from medical, bioinstrumentation, microelectronics, materials processing and semiconductor applications.

Year-to-date

Net sales for the first nine months of fiscal 2009 decreased by $129.0 million, or 28%, compared to the first nine months of fiscal 2008, with decreases of $56.8 million, or 37%, in our CLC segment and decreases of $72.2 million, or 24%, in our SLS segment.

The decrease in our CLC segment sales was primarily due to lower advanced packaging, materials processing and semiconductor application sales.  The decrease in our SLS segment sales was primarily due to lower revenue for medical, microelectronics, bioinstrumentation and semiconductor applications.

GROSS PROFIT

Consolidated

Our gross profit rate decreased to 34.1% from 44.1% in the third fiscal quarter and decreased to 37.7% from 43.1% for the first nine months of fiscal 2009 compared to the same periods one year ago.

The 10.0% decrease in gross profit in the third quarter was primarily due to unfavorable product mix from lower revenues in the microelectronics and medical markets and a higher percentage of scientific revenue as well as unfavorable impact of fixed manufacturing costs on lower sales volumes partially offset by the benefit of a weakened Euro (6.9%), the incremental impact of restructuring activities (1.9%), other costs (0.7%) such as inventory provisions as a percentage of sales due to lower sales volumes and warranty costs (0.6%) as a percentage of sales due to lower sales volumes.

The 5.4% decrease in gross profit during the first nine months of fiscal 2009 was primarily due to the incremental impact of restructuring activities (2.4%), higher other costs (2.2%) due to higher inventory provisions and the impact of lower sales volumes, the unfavorable impact of fixed manufacturing costs on lower sales volumes net of the benefit of a weakened Euro (0.8%) and higher warranty costs (0.2%) partially offset by lower stock-related compensation expense (0.2%).

Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations.

Commercial Lasers and Components

The gross profit rate in our CLC segment decreased to 25.7% from 41.0% in the third fiscal quarter and decreased to 26.4% from 41.6% in the first nine months of fiscal 2009 compared to the same periods one year ago.

The third quarter 15.3% decrease in gross profit was primarily due to the unfavorable impact of fixed manufacturing costs on lower sales volumes and unfavorable product mix from lower revenue in the microelectronics market (12.3%), higher warranty and installation costs (1.9%) due to lower volumes and the incremental impact of restructuring activities (1.3%) partially offset by lower other costs (0.2%).

The 15.2% decrease in gross profit during the first nine months of fiscal 2009 was primarily due to higher product costs primarily due to the impact of lower volumes (5.0%), the incremental impact of restructuring activities (4.4%), higher other costs (4.8%) due to higher inventory provisions and higher warranty and installation costs (1.0%).

Specialty Lasers and Systems

The gross profit rate in our SLS segment decreased to 37.8% from 46.1% in the third fiscal quarter and decreased to 42.5% from 44.4% in the first nine months of fiscal 2009 compared to the same periods one year ago.

The third quarter 8.3% decrease in gross profit was primarily due to the unfavorable impact of fixed manufacturing costs on lower sales volumes and unfavorable product mix from lower revenues in the microelectronics and medical markets as well as a higher percentage of scientific revenue (4.9%), the incremental impact of restructuring activities (2.2%) and higher other costs (1.3%) due to higher inventory provisions as a percentage of sales due to lower sales volumes partially offset by lower warranty and installation costs (0.1%).

The 1.9% decrease in gross profit during the first nine months of fiscal 2009 was primarily due to the incremental impact of restructuring activities (1.7%) and higher other costs (1.3%) due to higher inventory provisions and the impact of lower sales volumes partially offset by favorable product mix in the advanced packaging and instrumentation markets (0.9%) and lower warranty and installation costs (0.1%).

OPERATING EXPENSES:

	Three Months Ended
	July 4, 2009		June 28, 2008
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$15,529	15.8%	$19,076	12.1%
Selling, general and administrative	29,223	29.7%	39,480	25.2%
Impairment of goodwill	—	—	—	—
Amortization of intangible assets	1,907	1.9%	2,165	1.4%
Total operating expenses	$46,659	47.4%	$60,721	38.7%

	Nine Months Ended
	July 4, 2009		June 28, 2008
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$45,917	14.0%	$56,823	12.4%
Selling, general and administrative	80,813	24.6%	115,682	25.3%
Impairment of goodwill	19,286	5.9%	—	—
Amortization of intangible assets	5,744	1.7%	6,600	1.5%
Total operating expenses	$151,760	46.2%	$179,105	39.2%

Research and development (“R&D”) expenses decreased $3.5 million or 19%, during the third fiscal quarter ended July 4, 2009 and decreased $10.9 million, or 19%, during the nine months ended July 4, 2009 compared to the same periods one year ago.  The third quarter decrease was primarily due to lower payroll and bonus spending including mandatory time off in fiscal 2009 ($3.6 million), lower project spending ($0.2 million), the impact of foreign currency exchange rates ($0.7 million) and $0.4 million lower stock-related compensation expense partially offset by lower net reimbursements from customers for development projects ($0.8 million), higher restructuring costs ($0.5 million) and higher charges for increases in deferred compensation plan liabilities ($0.1 million) with the related decrease in deferred compensation plan assets recorded in other income (expense).  The decrease for the first nine months of fiscal 2009 was primarily due to lower payroll and bonus spending including mandatory time off in fiscal 2009  ($7.6 million), lower project spending ($2.7 million), the impact of foreign currency exchange rates ($1.9 million), $1.1 million lower stock-related compensation expense and higher benefit due to decreases in deferred compensation plan liabilities ($1.0 million) with the related decreases in deferred compensation plan assets recorded in other income (expense) partially offset by higher restructuring costs ($1.8 million) and lower net reimbursements from customers for development projects ($1.5 million).  On a quarterly segment basis as compared to the prior year period, CLC project spending decreased $1.4 million, including lower project spending and lower payroll and bonus spending.  SLS research and development spending decreased $2.2 million, including lower spending on projects, lower payroll and bonus spending and the impact of foreign currency exchange rates.  Corporate and Other spending was flat with $0.4 million lower stock-related compensation expense offset by higher other spending.  On a segment basis for the first nine months of fiscal 2009 as compared to the prior year, CLC project spending decreased $5.5 million, including lower payroll and bonus spending and lower project spending.  SLS research and development spending decreased $3.8 million, including lower spending on projects, lower payroll and bonus spending and the impact of foreign currency exchange rates.  Corporate and Other spending decreased $1.5 million due to $1.0 million higher benefit due to decreases in deferred compensation plan liabilities and $1.1 million lower stock-related compensation expense.

Selling, general and administrative (“SG&A”) expenses decreased $10.3 million or 26%, during the third fiscal quarter ended July 4, 2009 and decreased $34.9 million, or 30%, during the nine months ended July 4, 2009 compared to the same periods one year ago.  The third quarter decrease in SG&A expenses was primarily due to $5.1 million lower payroll and bonus spending including mandatory time off in fiscal 2009, $1.4 million lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation which was completed in fiscal 2008, the impact of foreign currency exchange rates ($1.4 million), $1.3 million lower stock-related compensation expense and $3.3 million lower other net spending on legal and other consulting, depreciation, travel, advertising and other partially offset by $1.4 million higher charges due to decreases in deferred compensation plan liabilities with the related decrease in deferred compensation plan assets recorded in other income (expense) and higher restructuring costs ($0.8 million).  The decrease for the first nine months of fiscal 2009 was primarily due to $13.0 million lower payroll and bonus spending including mandatory time off in fiscal 2009, $7.8 million lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation, $5.0 million higher benefit due to decreases in deferred compensation plan liabilities with the related decreases in deferred compensation plan assets recorded in other income (expense), $3.4 million lower stock-related compensation expense, the impact of foreign currency exchange rates ($3.3 million) and $4.9 million lower other net spending on depreciation, legal and other consulting, travel, advertising and other net of higher bad debts expense, partially offset by current year restructuring costs ($2.5 million).  On a segment basis as compared to the prior year, CLC segment expenses decreased $2.6 million and SLS segment expenses decreased $4.3 million in the three months ended July 4, 2009 as compared to the prior year, both primarily due to lower payroll and bonus spending, the impact of foreign currency exchange rates, lower depreciation and lower spending on advertising and travel.  Spending for Corporate and other for the third quarter of fiscal 2009 decreased $3.4 million as compared to the prior year primarily due to lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation ($1.4 million), lower stock-related compensation expense ($1.3 million) and lower payroll and bonus spending partially offset by $1.4 million lower benefit due to decreases in deferred compensation plan liabilities.  On a segment basis for the first nine months of fiscal 2009 as compared to the prior year, CLC segment expenses decreased $5.0 million and SLS segment expenses decreased $9.6 million, both primarily due to lower payroll and bonus spending, the impact of foreign currency exchange rates, lower depreciation and lower spending on advertising and travel.  Spending for Corporate and other for the first nine months of fiscal 2009 decreased $20.3 million primarily due to the higher benefit due to lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation ($7.8 million), decreases in deferred compensation plan liabilities ($5.0 million), lower stock-related compensation expense ($3.4 million) and lower payroll and bonus spending.

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

Amortization of intangible assets decreased $0.3 million, or 12%, and $0.9 million, or 13%, during the three and nine months ended July 4, 2009, respectively, compared to the same periods one year ago. The decrease was primarily due to the completion of amortization of certain intangibles related to prior acquisitions.

OTHER INCOME (EXPENSE) — NET

Other income, net of other expense, increased $0.6 million during the three months ended July 4, 2009 and decreased $15.4 million during the nine months ended July 4, 2009 compared to the same periods one year ago. The quarterly increase was primarily due to higher income from deferred compensation plan assets ($1.5 million) and higher foreign exchange gains ($1.3 million) partially offset by lower interest income ($1.3 million) as a result of lower cash, cash equivalents and short-term investment balances as well as lower rates of return and higher interest expense ($0.5 million) due to the reversal of an accrual on a recovered liability in the third quarter of fiscal 2008. The decrease for the first nine months of fiscal 2009 was primarily due to lower interest income ($6.6 million) as a result of lower cash, cash equivalents and short-term investment balances as well as lower rates of return higher expense from deferred compensation plan assets ($6.4 million) and higher foreign exchange net losses ($2.5 million).

INCOME TAXES

The difference between the statutory rate of 35% and our effective tax rate of 27.8% on income (loss) before income taxes for the third quarter of fiscal 2009 was due primarily to permanent differences related to the benefit of foreign tax credits and federal research and development tax credits, partially offset by a cumulative unrealized loss on life insurance policy investments related to our deferred compensation plan and deemed dividend inclusions under the Subpart F tax rules.  The difference between the statutory rate of 35% and our effective tax rate of (0.6%) on income (loss) before income taxes for the nine months ended July 4, 2009 was due primarily to permanent differences related to the non-deductibility of the goodwill impairment charge, an increase in valuation allowance against California research and development tax credits as a result of California legislation enacted in February 2009 and certain foreign net operating loss carryforwards, a cumulative unrealized loss on life insurance policy investments related to our deferred compensation plan and deemed dividend inclusions under the Subpart F tax rules.  These amounts are partially offset by permanent differences related to the benefit of foreign tax credits and the benefit of federal research and development tax credits, including additional credits reinstated from fiscal 2008 resulting from the enactment of the “Emergency Economic Stabilization Act of 2008.”

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

DEFERRED INCOME TAXES

As of July 4, 2009, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $82.6 million, which consists of tax credit carryovers, deferred gain on subsidiary stock issuance, accruals and reserves, competent authority offset to transfer pricing tax reserve, employee stock-based compensation expenses, depreciation and amortization, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets related to the California research & development credits and the Finland net deferred tax assets would not be realized.  As such, we established a valuation allowance of $3.4 million in the quarter ended April 4, 2009.  This amount is included in the total valuation allowance of $5.8 million reported as of July 4, 2009.  We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Historically, our primary source of cash has been provided through operations. Other sources of cash in the past three fiscal years include proceeds received from the sale of our stock through our employee stock option and purchase plans, as well as through debt borrowings. Our historical uses of cash have primarily been for the repurchase of our common stock, capital expenditures, acquisitions of businesses and technologies and payments of principal and interest on outstanding debt obligations. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our condensed consolidated statements of cash flows and the notes to condensed consolidated financial statements:

	Nine Months Ended
	July 4, 2009	June 28, 2008
	(in thousands)
Net cash provided by operating activities	$18,548	$43,587
Sales of shares under employee stock plans	4,674	2,897
Repurchase of common stock	—	(228,214)
Capital expenditures	(17,723)	(16,134)
Net debt borrowings (payments)	(6)	364

Net cash provided by operating activities decreased by $25.0 million for the first nine months of fiscal 2009 compared to the same period one year ago. The decrease in cash provided by operating activities compared to the first nine months of fiscal 2008 was primarily due to lower net income and lower cash flows from other current liabilities, accounts payable and income taxes partially offset by higher cash flows from accounts receivable and inventories. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

During fiscal year 2008, we initiated restructuring plans to decrease costs by reducing our workforce and by consolidating facilities. As of July 4, 2009, we had made payments in connection with the restructuring plans in the amount of $15.0 million and we expect to pay an additional amount of $1.5 million in the remainder of fiscal 2009. We expect to complete payments for substantially all anticipated costs related to the restructuring plans by the end of fiscal 2010.

Additional sources of cash available to us included a multi-currency line of credit and domestic lines of credit and bank credit facilities totaling $56.3 million as of July 4, 2009, of which $55.0 million was unused and available. These credit facilities were used in Europe during the first nine months of fiscal 2009 as guarantees. Our domestic line of credit includes a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2010 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic or multi-currency lines of credit as of July 4, 2009.

Our ratio of current assets to current liabilities was 4.8:1 at July 4, 2009 compared to 4.5:1 at September 27, 2008. The increase in our ratio from September 27, 2008 to July 4, 2009 is primarily due to larger relative decreases in income taxes payable and accounts payable than in accounts receivable and inventories. Our cash position, short-term investments, working capital and current debt obligations are as follows:

	July 4, 2009	September 27, 2008
	(in thousands)
Cash and cash equivalents	$182,331	$213,826
Short-term investments	39,557	4,268
Restricted cash, current	—	2,645
Working capital	383,800	396,456
Total debt obligations	16	24

Current Restricted Cash

As part of our tender offer to purchase the remaining outstanding shares of Lambda Physik, we were required by local regulations to have funds available for the offer in an account located in Germany. As of September 27, 2008, we had $2.6 million restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik, which were included in current restricted cash on our condensed consolidated balance sheet. We completed the transaction during the first fiscal quarter ended December 27, 2008, and have no restricted funds remaining on our balance sheet as of July 4, 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, obligations under SFAS 143, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 27, 2008. There have been no material changes in contractual obligations since September 27, 2008. In December 2008, we entered into a lease agreement for an additional building in Sunnyvale, California. The future minimum lease payments for the building total $5.0 million over ten years. Information regarding our other financial commitments at July 4, 2009 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the first nine months of fiscal 2009 was $18.5 million, which included depreciation and amortization of $20.1 million, the non-cash charge for impairment of goodwill of $19.3 million, cash provided by operating assets and liabilities of $11.4 million, stock-based compensation expense of $5.7 million and $0.9 million other, partially offset by net loss of $30.8 million and increases in net deferred tax assets of $8.1 million.

Cash used in investing activities during the first nine months of fiscal 2009 was $48.9 million, which included $35.3 million, net purchases of available-for-sale securities and $17.7 million used to acquire property and equipment and improve buildings, partially offset by a $2.5 million decrease in restricted cash and $1.6 million in proceeds from dispositions of property and equipment.

Cash provided by financing activities during the first nine months of fiscal 2009 was $4.3 million, which included $4.7 million generated from our employee stock option and stock purchase plans partially offset by $0.4 million decrease in cash overdraft.

Changes in exchange rates during the first nine months of fiscal 2009 used $5.5 million, primarily due to the weakening of the Euro against the U.S. dollar, partially offset by the strengthening of the Japanese Yen in relation to the U.S. dollar.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. We adopted SFAS 157 in our first quarter of fiscal 2009. The adoption of SFAS 157 for financial assets and financial liabilities did not have a significant impact on our consolidated financial position, results of operations and cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for us for our fiscal year beginning October 4, 2009. We are currently evaluating the impact of the adoption of those provisions of SFAS 157 on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, changes in fair value are recognized in earnings. We adopted SFAS 159 in our first quarter of fiscal 2009. The adoption of SFAS 159 did not have a material impact on our financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. We adopted SFAS 161 in our second quarter of fiscal 2009. The adoption of SFAS 161 did not have a material impact on our financial position, results of operations and cash flows.

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

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS 107-1 & APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We adopted FSP FAS 107-1 & APB 28-1 for our fiscal quarter ended July 4, 2009 and the adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We adopted FSP FAS 115-2 and FAS 124-2 for our fiscal quarter ended July 4, 2009 and the adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  We adopted FSP FAS 157-4 for our fiscal quarter ended July 4, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This Statement introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We adopted SFAS 165 for our fiscal quarter ended July 4, 2009. The adoption of SFAS 165 did not have an impact on our consolidated financial position and results of operations and cash flows. We evaluated subsequent events through the filing date of our quarterly report on Form 10-Q with the Securities and Exchange Commission on August 11, 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), and SFAS No.167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which change the way companies account for securitizations and special-purpose entities. SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures.  SFAS 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, and changes how a company determines when an entity should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  These pronouncements are effective for interim periods within the first annual reporting period beginning after November 15, 2009. Earlier application is prohibited. We are currently evaluating the potential impact, if any, of the adoption of these pronouncements on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”) “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, all non-SEC accounting and reporting standards will be superseded. We will adopt FAS 168 for the quarterly period ending October 3, 2009, as required, and the adoption will have no impact on our consolidated financial position, results of operations and cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at July 4, 2009, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At July 4, 2009, the fair value of our available-for-sale debt securities was $34.4 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $29,000 and ($5,000), respectively, at July 4, 2009.

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

We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses. The risk of failure of a financial party has increased in the current economic environment.

A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations or financial position.

The following table provides information about our foreign exchange forward contracts at July 4, 2009. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at July 4, 2009 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Euro	1.3895	$(12,046)	$(12,184)
Japanese Yen	96.5100	$(4,839)	$(4,845)
Korean Won	1,260.5000	$1,629	$1,621
British Pound	1.64382	$2,301	$2,297
Chinese Renminbi	6.8350	$896	$897

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of July 4, 2009 (“Evaluation Date”).  The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended July 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Control

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Income Tax Audits

The Internal Revenue Service (“IRS”) is conducting an audit of our 2003 and 2004 tax returns. The IRS has issued a number of Notices of Proposed Adjustments (“NOPAs”) to these returns. Among other items, the IRS has challenged our research and development credits and our extraterritorial income (“ETI”) exclusion. We have agreed to the various adjustments proposed by the IRS and we believe that we adequately provided for these exposures and any other items identified by the IRS as a result of the audit of these tax years. As part of its audit of our 2003 and 2004 years, the IRS has requested information related to our stock option investigation and we intend to comply with this request and address any issues that are raised in a timely manner.  The IRS has also indicated that it may consider an audit of our 2006 tax return and has requested stock option investigation information for this year.

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

ITEM 1A. RISK FACTORS

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

Risks Associated with Our Industry, Our Business and Market Conditions

Our operating results, including net sales, net income/loss and adjusted EBITDA percentage, and our stock price have varied in the past, and our future operating results will continue to be subject to quarterly and annual fluctuations based upon numerous factors, including those listed in this section and throughout this quarterly report. Our stock price will continue to be subject to daily variations as well. In addition, our future operating results and stock price may not follow any past trends or meet our guidance and expectations.

Our net sales and operating results, such as adjusted EBITDA percentage, net income/loss and costs, and our stock price has varied in the past and may vary significantly from quarter to quarter and from year to year in the future. We believe a number of factors, many of which are outside of our control, could cause these variations and make them difficult to predict, including:

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

•                  commodity pricing;

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

•                  historically we have typically experienced seasonality in our first fiscal quarter, resulting in lower net sales;

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

•                  costs related to acquisitions of technology or businesses;

•                  re-evaluation of the value of goodwill and intangible assets;

•                  stockholder litigation related to our internal investigation of our practices related to historical stock option grants and the related restatement of our consolidated financial statements;

•                  our ability to meet our expectations and forecasts and those of public market analysts and investors; and

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

Due to these and other factors, we believe that quarter-to-quarter and year-to-year comparisons of our historical operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below public market analysts’ or investors’ expectations, which would likely cause the price of our stock to fall. In addition, over the past several years, the stock market has experienced extreme price and volume fluctuations that have affected the stock prices of many technology companies. There has not always been a direct correlation between this volatility and the performance of particular companies subject to these stock price fluctuations. Further, over the last twelve months, equity markets around the world have significantly fluctuated across most sectors. These factors, as well as general economic and political conditions or investors’ concerns regarding the credibility of corporate financial statements, may have a material adverse affect on the market price of our stock in the future.

We are exposed to risks associated with worldwide economic conditions and related uncertainties.

Volatility and disruption in the credit markets, depressed consumer confidence, negative economic conditions, volatile corporate profits and reduced capital spending could negatively impact demand for our products. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, as well as effectively manage supply chain relationships in the face of such conditions including uncertainty regarding the ability of some of our suppliers to continue operations and provide us with uninterrupted supply flow. Additionally, given the breadth of our product offering, our ability to maintain or increase our research and development investments may be adversely impacted in the event our sales continue to be suppressed and do not increase in the future. Spending and the timing thereof by consumers and businesses has a significant impact on our results and, where such spending is delayed or canceled, it could cause a material negative impact on our operating results. We do not know how long the current challenging economic conditions will last.  Continued or increased weakness in our end markets could negatively impact our revenue, gross margin and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.

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

Our cash and cash equivalents and short-term investments are managed through various banks around the world and the current capital and credit market conditions are extremely volatile, putting pressure on the ability of banks to provide service in the same manner as they have in the past and in some cases, causing financial institutions to fail, both of which would likely have an adverse affect on our ability to timely access funds.

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

Our ability to increase our sales volume, and therefore, our future success depends on the continued growth of the markets for lasers, laser systems and related accessories, as well as our ability to identify, in advance, emerging markets for laser-based systems. We cannot assure you that we will be able to successfully identify, on a timely basis, new high-growth markets in the future. Moreover, we cannot assure you that new markets will develop for our products or our customers’ products, or that our technology or pricing will enable such markets to develop. Future demand for our products is uncertain and will depend to a great degree on continued technological development and the introduction of new or enhanced products. If this does not continue, sales of our products may decline and our business will be harmed.

We have historically been the photonics industry’s high quality supplier of laser systems. We have, in the past, experienced decreases in the ASPs of some of our products. We anticipate that as competing products become more widely available, the ASPs of our products may decrease. If we are unable to offset the anticipated decrease in our ASPs by increasing our sales volumes, our net sales will decline. In addition, to maintain our gross margins, we must continue to reduce the cost of manufacturing our products while maintaining their high quality. From time to time, our products, like many complex technological products, may fail in greater frequency than anticipated. This can lead to further charges, which can result in higher costs, lower gross margins and lower operating results. Furthermore, as average ASPs of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our operating results could be seriously harmed, particularly if the ASPs of our products decrease significantly.

Our future success depends on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers.

Our current products address a broad range of commercial and scientific research applications in the photonics markets. We cannot assure you that the market for these applications will continue to generate significant or consistent demand for our products. Demand for our products could be significantly diminished by disrupting technologies or products that replace them or render them obsolete. Furthermore, the new and enhanced products generally continue to be smaller in size and have lower ASPs, and therefore, we have to sell more units to maintain revenue levels. Accordingly, we must continue to invest in research and development in order to develop competitive products.

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

We face risks associated with our foreign operations and sales that could harm our financial condition and results of operations.

For the three and nine months ended July 4, 2009, 65% and 66% of our net sales were derived from customers outside of the United States. For fiscal years 2008, 2007, and 2006, 68% of our net sales were derived from customers outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. The majority of our foreign sales occur through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign operations and sales are subject to a number of risks, including:

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

•                  potentially adverse tax consequences;

•                  political and economic instability;

•                  import/export regulations, tariffs and trade barriers;

•                  cultural and management differences; and

•                  preference for locally produced products.

Our business could also be impacted by international conflicts, terrorist and military activity, civil unrest and the pandemic illness which could cause a slowdown in customer orders or cause customer order cancellations.

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

Maintenance of intellectual property rights and the protection thereof is important to our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot assure you that our patent applications will be approved, that any patents that may be issued will protect our intellectual property or that any issued patents will not be challenged by third parties. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Further, we may be required to enforce our intellectual property or other proprietary rights through litigation, which, regardless of success, could result in substantial costs and diversion of management’s attention.

We may, in the future, be subject to claims or litigation from third parties, for claims of infringement of their proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel. Adverse resolution of litigation may harm our operating results or financial condition.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, like many other technology companies, we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which such third parties believe may cover certain of our products, processes, technologies or information. In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property whether through direct claims or by way of indemnification claims of our customers. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

•                  stop manufacturing, selling or using our products that use the infringed intellectual property;

•                  obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, although such license may not be available on reasonable terms, or at all; or

•                  redesign the products that use the technology.

If we are forced to take any of these actions, we may incur significant losses for which we do not have insurance and our business may be seriously harmed. We do not have insurance to cover potential claims of this type.

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

Additional competitors may enter the market and we are likely to compete with new companies in the future. We may encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors or customers which determine to develop and produce products for their own use which are competitive to our products. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins, loss of sales and loss of market share. In addition, in markets where there are a limited number of customers, such as the microelectronics market, competition is particularly intense.

Some of our laser systems are complex in design and may contain defects that are not detected until deployed by our customers, which could increase our costs and reduce our revenues.

Laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of our lasers, laser products and systems involves a highly complex and precise process. As a result of the technological complexity of our products, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve and maintain our projected yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected. We provide warranties on certain of our product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of failure rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods which could have an adverse effect on our results of operations.

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

We use rolling forecasts based on anticipated product orders and material requirements planning systems to determine our product requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. We depend on our suppliers for most of our product components and materials. Lead times for components and materials that we order vary significantly and depend on factors including the specific supplier requirements, the size of the order, contract terms and current market demand for components. For substantial increases in our sales levels, some of our suppliers may need at least nine months lead-time. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our net sales, business or operating results.

Our increased reliance on contract manufacturing and other outsourcing may adversely impact our financial results and operations due to our decreased control over the performance and timing of certain aspects of our manufacturing.

Our manufacturing strategy includes partnering with contract manufacturers to outsource non-core subassemblies and less complex turnkey products, including some performed at international sites located in Asia and Eastern Europe. Additionally, we have outsourced the manufacture of certain of our optics components to a third party. Our ability to resume internal manufacturing operations for certain products and components in a timely manner may be eliminated. The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products. Our financial condition or results of operation could be adversely impacted if any contract manufacturer or other supplier is unable for any reason, including as a result of the impact of current worldwide economic conditions, to meet our cost, quality, performance, and availability standards. We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations.

If we fail to effectively manage our footprint consolidation effort, our business could be disrupted, which could harm our operating results.

We have previously announced our intent to reduce our global operating footprint, including the closing of our Auburn, California (completed in the second fiscal quarter of 2009), Munich, Germany (completed in the third fiscal quarter of 2009), St. Louis, Missouri (completed in July 2009), and Tampere, Finland operations. If we are not able to effectively transition the business activities from one site to another (such as moving our Tampere, Finland operations to our Sunnyvale, California facility) it could have an adverse impact on our results of operations.

If we fail to manage our growth or, alternatively, our spending during downturns, effectively, our business could be disrupted, which could harm our operating results.

Our ability to successfully offer our products and implement our business plan in evolving markets requires an effective planning and management process. In economic downturns, we must effectively manage our spending and operations to ensure our competitive position during the downturn, as well as our future opportunity when the economy improves, remains intact. The failure to effectively manage our spending and operations could disrupt our business and harm our operating results. The growth in sales, combined with the challenges of managing geographically-dispersed operations, has placed a significant strain on our management systems and resources, and our anticipated growth in future operations could continue to place such a strain. The failure to effectively manage our growth could disrupt our business and harm our operating results.

Historically, acquisitions have been an important element of our strategy. However, we may not find suitable acquisition candidates in the future and we may not be able to successfully integrate and manage acquired businesses. Any acquisitions we make could disrupt our business and harm our financial condition.

We have in the past made strategic acquisitions of other corporations and entities, as well as asset purchases, and we continue to evaluate potential strategic acquisitions of complementary companies, products and technologies. In the event of any future acquisitions, we could:

•                  issue stock that would dilute our current stockholders’ percentage ownership;

•                  pay cash that would decrease our working capital;

•                  incur debt;

•                  assume liabilities; or

•                  incur expenses related to in-process research and development, impairment of goodwill and amortization.

Acquisitions also involve numerous risks, including:

•                  problems combining the acquired operations, systems, technologies or products;

•                  an inability to realize expected operating efficiencies or product integration benefits;

•                  difficulties in coordinating and integrating geographically separated personnel, organizations, systems and facilities;

•                  writing off goodwill or other intangible assets;

•                  difficulties integrating business cultures;

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

Although most of our products do not incorporate hazardous or toxic materials and chemicals, some of the gases used in our excimer lasers and some of the liquid dyes used in some of our scientific laser products are highly toxic. In addition, our operations involve the use of standard laboratory and manufacturing materials that could be considered hazardous. Also, if a facility fire were to occur at our Tampere, Finland or our Sunnyvale, California sites and were to spread to a reactor used to grow semiconductor wafers, it could release highly toxic emissions. We believe that our safety procedures for handling and disposing of such materials comply with all federal, state and offshore regulations and standards. However, the risk of accidental environmental contamination or injury from such materials cannot be entirely eliminated. In the event of such an accident involving such materials, we could be liable for damages and such liability could exceed the amount of our liability insurance coverage and the resources of our business which could have an adverse effect on our financial results or our business as a whole.

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

Our facilities and those of our suppliers and contract manufacturers could be subject to a catastrophic loss from fire, flood, earthquake, work stoppages, acts of war, pandemic illnesses, energy shortages, other natural disasters or terrorist activity. A substantial portion of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Santa Clara, California, an area with a history of seismic events. Any such loss at any of our facilities could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. While we have obtained insurance to cover most potential losses, after reviewing the costs and limitations associated with earthquake insurance, we have decided not to procure such insurance. We believe that this decision is consistent with decisions reached by numerous other companies located nearby. We cannot assure you that our existing insurance coverage will be adequate against all other possible losses.

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

We are subject to Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a merger, asset or stock sale or other transaction with an interested stockholder for a period of three years following the date such person became an interested stockholder, unless prior approval of our board of directors is obtained or as otherwise provided. These provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us without obtaining the prior approval of our board of directors, which may cause the market price of our common stock to decline. In addition, we have adopted a change of control severance plan, which provides for the payment of a cash severance benefit to each eligible employee based on the employee’s position. If a change of control occurs, our successor or acquirer will be required to assume and agree to perform all of our obligations under the change of control severance plan which may discourage potential acquirors or result in a lower stock price.

Changes in tax rates, tax liabilities or tax accounting rules could affect future results.

As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine worldwide tax liabilities. Our future tax rates could be affected by changes in the composition of earnings in countries or states with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. From time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies, including the recent announcement from the United States government potentially impacting our ability to defer taxes on international earnings. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our operating results and financial condition.

We could incur tax liabilities under Section 409A of the Internal Revenue Code and other tax penalties.

As a result of our investigation into our historical stock option granting practices, we have determined that a number of our outstanding stock option awards were granted at exercise prices below the fair market value of our stock on the appropriate accounting measurement date. The primary adverse tax consequence is that the re-measured options vesting after December 31, 2004, or options that are materially modified after October 3, 2004, are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law or foreign law). Option holders who hold options which are determined to have been granted with exercise prices below the fair market value of the underlying shares of common stock on the appropriate measurement date would be subject to taxes, penalties and interest under Section 409A if no action is taken to cure the options from exposure under Section 409A before December 31, 2008. We took action in fiscal year 2008 to cure certain options from exposure under Section 409A. However, there can be no assurance that such action cured all potential circumstances in which Section 409A would apply. Should it be found that excise taxes under Section 409A apply to option holders subsequent to our ability to cure the options from exposure to Section 409A, and we decide to reimburse option holders for such taxes, our results of operations may be materially adversely affected.

Also as a result of our investigation into our historical stock option granting practices, we have determined that certain payroll taxes, interest and penalties apply under various sections of the Internal Revenue Code, various state tax statutes, and tax statutes in various foreign jurisdictions. We have reviewed these potential liabilities and accrued the estimated probable amount of the liability. There can be no assurance that our accruals covered all potential circumstances in which additional payroll taxes, interest and penalties would apply. Should it be found that additional payroll taxes, interest and penalties would apply, our results of operations may be materially adversely affected.

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

The United States and various foreign governments have imposed tariffs, controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our revenues.

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

The photonics industry is characterized by extensive research and development, rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this industry is subject to rapid change, it is difficult to predict its potential size or future growth rate. Our success in generating revenues in this industry will depend on, among other things:

•              maintaining and enhancing our relationships with our customers;

•              the education of potential end-user customers about the benefits of lasers, laser systems; and

•              our ability to accurately predict and develop our products to meet industry standards.

For the three and nine months ended July 4, 2009, our research and development costs were $15.5 million (15.8% of net sales) and $45.9 million (14.0% of net sales), respectively. For our fiscal years 2008, 2007 and 2006, our research and development costs were $74.3 million (12.4% of net sales), $74.6 million (12.4% of net sales) and $73.1 million (12.5% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

The microelectronics market is characterized by rapid technological change, frequent product introductions, changing customer requirements and evolving industry standards. The nature of this market requires significant research and development expenses to participate, with substantial resources invested in advance of material sales of our products to our customers in this market.  In the event either our customers’ or our products fail to gain market acceptance, or the microelectronics market fails to grow, it would likely have a significant negative effect on our business and results of operations.

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

Item 6. EXHIBITS

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

Coherent, Inc.
(Registrant)

Date: August 11, 2009	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2009	/s/:	HELENE SIMONET
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