Form 10-K
period 2009-10-03
COHERENT INC
filed 2009-12-15
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 3, 2009
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

          As of December 1, 2009, 24,626,546 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported on the NASDAQ Global Select Market on April 4, 2009, of Coherent, Inc., held by nonaffiliates was $309,935,088. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

DOCUMENT INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement for the registrant's fiscal 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K to the extent stated herein. The Proxy Statement or an amended report on Form 10-K will be filed within 120 days of the registrant's fiscal year ended October 3, 2009.

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

  •
  increased adoption of lasers;

  •
  estimates and forecasts included within our accounting for goodwill and intangibles;

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

        You can identify these and other forward-looking statements by the use of the words such as "may," "will," "could," "would," "should," "expects," "plans," "anticipates," "estimates," "intends," "potential," "projected," "continue," "our observation," or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

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

PART I

ITEM 1.    BUSINESS

GENERAL

Business Overview

        Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2009, 2008 and 2007 ended on October 3, September 27, and September 29, respectively, and are referred to in this annual report as fiscal 2009, fiscal 2008 and fiscal 2007 for convenience. Fiscal year 2009 included 53 weeks; fiscal years 2008 and 2007 included 52 weeks.

        We are one of the world's leading suppliers of photonics based solutions in a broad range of commercial and scientific research applications. We design, manufacture, service and market lasers and related accessories for a diverse group of customers. Since inception in 1966, we have grown through internal expansion and through strategic acquisitions of complementary businesses, technologies, intellectual property, manufacturing processes and product offerings.

        We are organized into two operating segments: Commercial Lasers and Components ("CLC") and Specialty Lasers and Systems ("SLS"). This segmentation reflects the go-to-market strategies for various products and markets. While both segments deliver cost-effective photonics solutions, CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that substantially all product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC's primary markets include materials processing and original equipment manufacturer ("OEM") components and instrumentation. SLS develops and manufactures configurable, advanced performance products largely serving the microelectronics, OEM components and instrumentation and scientific research and government programs markets. The size and complexity of many of the SLS products require service to be performed at the customer site by factory-trained field service engineers.

        Effective as of the beginning of the first quarter of fiscal 2009, management moved the DPSS Germany and Crystal product families from the CLC segment into the SLS segment. This concentrates all DPSS product families in the SLS segment. All reporting has been aligned to reflect the revised reportable operating segments (CLC and SLS) and prior periods have been restated. See additional discussion in Note 18. "Segment and Geographic Information" of our Notes to Consolidated Financial Statements.

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

        Additional information about Coherent, Inc. (referred to herein as the Company, we, our, or Coherent) is available on our web site at www.coherent.com. We make available, free of charge on our web site, access to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission ("SEC"). Information contained on our web site is not part of this annual report or our other filings with the SEC. Any product, product name, process, or technology described in these materials is the property of Coherent, Inc.

INDUSTRY BACKGROUND

        The word "laser" is an acronym for "light amplification by stimulated emission of radiation." A laser emits an intense coherent beam of light with some unique and highly useful properties. Most importantly, a laser is orders of magnitude brighter than any lamp. As a result of its coherence, the beam can be focused to a very small and intense spot, useful for applications requiring very high power densities including cutting and other materials processing procedures. The laser's high spatial resolution is also useful for microscopic imaging and inspection applications. Laser light can be monochromatic—all the beam energy is confined to a narrow wavelength band. Some lasers can be used to create ultrafast output—a series of pulses with pulse durations as short as tens of femtoseconds (i.e., 10-15 seconds).

        There are many types of lasers and one way of classifying them is by the material or medium used to create the lasing action. This can be in the form of a gas, liquid, semiconductor or solid state crystal. We manufacture all of these types of lasers. Lasers can also be classified by their output wavelength: ultraviolet, visible, infrared or wavelength tunable. We also manufacture all of these laser types. There are also many options in terms of pulsed output versus continuous wave, pulse duration, output power, beam dimensions, etc. In fact, each application has its specific requirements in terms of laser performance. The broad technical depth at Coherent enables us to offer a diverse set of product lines characterized by lasers targeted at growth opportunities and key applications. In all cases, we aim to be the supplier of choice by offering a high-value combination of superior technical performance and high reliability.

        Photonics has taken its place alongside electronics as a critical enabling technology for the twenty-first century. Photonics based solutions are entrenched in broad industries that include industrial automation, textile processing, microelectronics, flat panel displays and medical diagnostics, with adoption continuing in ever more diverse applications. Growth in these applications stems from two sources. First, there are many applications where the laser is displacing conventional technology because it can do the job faster, better or more economically. Second, there are new applications where the laser is the enabling tool that makes the work possible (e.g. the production of sub 50 micron microvias).

        Key laser applications include: micro and nanotechnologies; solar cell production; semiconductor inspection; microlithography; measurement, test and repair of electronic circuits; flat panel display manufacturing; medical and bio-instrumentation; industrial process and quality control; materials processing; imaging and printing; graphic arts and display; and, research and development. For example, ultraviolet ("UV") lasers are enabling the move towards miniaturization, which drives innovation and growth in many markets. The short wavelength of lasers that produce light in the UV spectral region makes it possible to manufacture extremely small structures with maximum precision—consistent with the latest state-of-the-art technology.

OUR STRATEGY

        We strive to develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our core expertise in lasers and optical technologies. In pursuit of our strategy, we intend to:

  •
  Leverage our technology portfolio and application engineering to lead the proliferation of photonics into broader markets—We will continue to identify opportunities in which our technology portfolio and application engineering can be used to offer innovative solutions and gain access to new markets. We plan to utilize our expertise to expand into new markets, such as laser based processing development tools for solar manufacturing and high power materials processing solutions.

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

  •
  Streamline our manufacturing structure and improve our cost structure—We will focus on optimizing the mix of products that we manufacture internally and externally. We will utilize vertical integration where our internal manufacturing process is considered proprietary and seek to leverage external sources when the capabilities and cost structure are well developed and on a path towards commoditization.

  •
  Focus on long-term improvement of adjusted EBITDA expressed as a percentage of net sales—We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, stock compensation expenses and certain other non-operating income and expense items. Key initiatives to reach our goals for EBITDA improvements include our program of consolidating manufacturing locations, rationalizing our supply chain and selective outsourcing of manufacturing operations.

APPLICATIONS

        Our products address a broad range of applications that we group into the following markets: Microelectronics, Scientific Research and Government Programs, OEM Components and Instrumentation and Materials Processing.

Microelectronics

        Nowhere is the trend towards miniaturization more prevalent than in the Microelectronics market where portable music, video and wireless communications technology are driving advances in integrated circuits, power management, and displays. In response to market demands and expectations, semiconductor and device manufacturers are continually seeking to improve their process and design technologies in order to manufacture smaller, more powerful and more reliable devices at lower cost. New laser applications and new laser technologies are a key element in delivering higher resolution and higher precision at lower manufacturing cost.

        We support four major markets in the microelectronics industry: (1) semiconductor front-end, (2) advanced packaging and interconnects, (3) flat panel display manufacturing, and (4) solar cell production and other emerging processes.

Microelectronics—semiconductor front-end

        The term "front-end" refers to the production of semiconductor devices which occurs prior to packaging.

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

        Detecting the presence of defects is only the first step in preventing their recurrence. After detection, defects must be examined in order to identify their size, shape and the process step in which the defect occurred. This examination is called defect classification. Identification of the sources of defects in the lengthy and complex semiconductor manufacturing process has become essential for maintaining high yield production. Semiconductor manufacturing has become an around-the-clock operation and it is important for products used for inspection, measurement and testing to be reliable and to have long lifetimes. Our Azure, Paladin, Sapphire, and Verdi lasers are used to detect and characterize defects in semiconductor chips.

Microelectronics—advanced packaging and interconnects

Wafer scribing and singulation

        After a wafer is patterned, there are then a host of other processes, referred to as back-end processing, which finally result in a packaged encapsulated silicon chip. Ultimately, these chips are then assembled into finished products. The advent of high-speed logic and high-memory content devices has caused chip manufacturers to look for alternative technologies to improve performance and lower process costs. In terms of materials, this search includes new types of wafers based on low-k materials and thinner silicon. Our AVIA and Matrix lasers are providing economic methods of cutting and scribing these wafers while delivering higher yields than traditional mechanical methods. Our DIAMOND carbon dioxide ("CO2") lasers are used for singulating packages and printed circuit boards into individual components for final assembly. Our Talisker lasers are used in a broad range of applications requiring high precision and low heat damage, such as in thin wafer cutting and drilling.

Microvia drilling

        These same trends are also driving integration and miniaturization, blurring the traditional lines between formerly discrete applications such as assembly and printed circuit board ("PCB") fabrication. Lasers are playing several enabling roles in this integration and miniaturization. For instance, lasers are now the only economically practical method for drilling microvias in chip assemblies and in both rigid and flexible printed circuit boards. These microvias are tiny interconnects that are essential for enabling high-density circuitry commonly used in mobile handsets and advanced computing systems. Our AVIA and DIAMOND lasers are the lasers of choice in this application. The ability of these lasers to operate at very high repetition rates translates into faster drilling speeds and increased throughput in Microvia processing applications.

        Other applications have developed as well. For instance, the high density of the latest circuit boards is reaching the limits of conventional printing technologies, causing wider adoption of laser direct write methods. Our Paladin laser is used for this application.

Microelectronics—flat panel display manufacturing

        The high-volume consumer market is driving the production of flat panel displays ("FPDs") in applications such as mobile telephones, laptop computers, television monitors, digital cameras, personal digital assistants ("PDAs") and car navigation systems. There are several types of established and emerging displays based on quite different technologies, including plasma ("PDP"), liquid crystal ("LCD") and organic polymers ("OLED"). Lasers have found applications in each of these technologies given that the laser provides higher process speed, better yield, lower cost and/or superior display brightness and resolution.

Excimer Laser Annealing ("ELA") and Sequential Lateral Solidification

        Several display types require a high-density pattern of silicon Thin Film Transistors ("TFTs"). If this silicon is polycrystalline, the performance is greatly enhanced. In the past, these polysilicon layers could only be produced on expensive special glass at high temperatures. However, excimer based processes, such as ELA and sequential lateral solidification, have allowed high-volume production of low-temperature polysilicon ("LTPS") on conventional glass substrates. Our excimer lasers provide an invaluable solution for both ELA and sequential lateral solidification because they are the only industrial-grade excimer lasers with the high pulse energy these methods require. The current state-of-the-art product for this application is our Lambda SX laser.

        Our AVIA and DIAMOND lasers are also used in other production processes for FPDs. These processes include drilling, cutting, patterning, marking and yield improvement.

Microelectronics—solar cell production and other emerging processes

        Numerous areas of microelectronics can be grouped as "emerging technologies." Some of these are transitioning to volume production in the present timeframe while others are more forward-looking.

        Today's higher energy costs have led to heightened interest in solar panels. The recent growth and interest in solar cell technology coupled with the intense focus on improving cell efficiency, is driving the adoption of laser technology in the manufacturing of solar cells. Our lasers, such as AVIA, Paladin, Prisma and Talisker, are already being used in the production of solar panels for cell isolation and transparent conductive oxide ("TCO") scribing purposes.

        We have introduced new laser sources and laser systems to address other aspects of solar cell production, including the Mamba, a new high pulse energy diode-pumped solid-state ("DPSS") laser, the Coherent Equinox laser system and the Aethon laser system.

Scientific Research and Government Programs

        We are widely recognized as a technology innovator and the scientific market has historically provided an ideal "test market" for our leading-edge innovations. These have included ultrafast lasers, DPSS lasers, continuous-wave ("CW") systems, excimer gas lasers and water-cooled ion gas lasers. Our portfolio of lasers that address the scientific research market is broad and includes our Chameleon, COMPexPro, Evolution, Legend, Libra, MBD, MBR, Micra, Mira and Verdi lasers. Many of the innovations and products pioneered in the scientific marketplace have become commercial successes for both our OEM customers and us.

        Subsequently, we have a large installed base of scientific lasers which are used in a wide range of applications spanning virtually every branch of science and engineering. These applications include biology and life science (multi-photon and confocal microscopy); engineering (material modification, interferometry, remote sensing and metrology); physical chemistry (quantum control, molecular spectroscopy, pump and probe experiments); and physics (atomic and Raman spectroscopy, atom cooling, non-linear optics, extreme UV and X-ray generation, solid-state and semiconductor studies).

Most of these applications require the use of ultrafast lasers generating pulses as short as few tens of femtoseconds (10-15 seconds). Because of these very short pulse durations, ultrafast lasers enable the study of fundamental physical and chemical processes with temporal resolution unachievable with any other tool. These lasers also deliver very high peak power and large bandwidths, which can be used to generate many exotic effects. Some of these are now finding their way into mainstream applications, such as microscopy or materials processing.

OEM Components and Instrumentation

        Instrumentation is one of our more mature commercial applications. Representative applications within this market include bio-instrumentation, graphic arts and display and medical OEMs. We also support the laser-based instrumentation market with a range of laser-related components, including diode lasers for optical pumping. Some of our OEM component business includes sales to other, less integrated laser manufacturers participating in OEM markets such as materials processing, scientific, and medical.

Bio-instrumentation

        Bio-instrumentation applications for lasers include bio-agent detection for point source and standoff detection of pathogens or other bio-toxins; confocal microscopy for biological imaging that allows researchers and clinicians to visualize cellular and subcellular structures and processes with an incredible amount of detail; DNA sequencing that provides automation and data acquisition rates that would be impossible by any other method; drug discovery—genomic and proteomic analyses that enable drug discovery to proceed at very high throughput rates; and flow cytometry for analyzing single cells or populations of cells in a heterogeneous mixture, including blood samples. Specifically, our Sapphire, Compass and Coherent CUBE lasers are used in several bio-instrumentation applications.

Graphic Arts and Display

        There are numerous applications in the graphic arts and display markets where our lasers are now playing key roles. For instance, in the area of printing, our DIAMOND series lasers are used in the engraving of anilox rollers for flexo-plate and screen-printing; our Compass lasers and some of our high-power semiconductor lasers are now widely used for computer-to-plate printing, an environmentally friendly process that saves production time by writing directly to plates; and our CUBE lasers are used in the imaging of offset plates for computer-to-plate printing. In addition, our Genesis lasers address the laser light show display market and have experienced strong traction due to their performance and cost features.

Medical Therapy ("OEM")

        We sell a variety of components and lasers to medical laser companies in end-user applications such as ophthalmology, aesthetic, surgical, therapeutic and dentistry. Our DIAMOND series CO2 lasers are widely used in ophthalmic, aesthetic and surgical markets. Our Compass and Sapphire series of lasers are used in the retinal scanning market in diagnostic imaging systems as well as new ground breaking in-vivo imaging applications. In addition, we have a leading position in Lasik and PRK refractive surgery methods with our ExciStar XS excimer laser platform.

        The unique ability of our OPSL technology to match a wavelength to an application has led to the development of a high-power yellow (577nm) laser for the treatment of eye related diseases, such as Age Related Macular Degeneration and retinal diseases associated with diabetes. The 577nm wavelength was designed to match the peak in absorption of oxygenated hemoglobin thereby allowing treatment to occur at a lower power level, and thus reducing stress and heat-load placed on the eye with traditional green-based (530nm) solid state lasers. This technology is finding traction with both medical OEMs and ophthalmologists.

Materials Processing

        Lasers are widely accepted today in many important industrial manufacturing applications including cutting, welding, joining, drilling, perforating, and marking of metals and nonmetals. We supply high-power lasers for metal processing and low-to-medium power lasers for laser marking, nonmetals processing and precision micromachining.

Heavy manufacturing

        Industrial laser systems are used for cladding and hardening of metals, joining materials, and other materials processing applications. Other applications include welding of plastics and direct metal welding. In April 2007, we acquired Nuvonyx, Inc., a technology leader in high-power laser diode components, arrays, and industrial laser systems for materials processing and defense applications. Nuvonyx produces high power arrays with powers in excess of 50 Kilowatts through its proprietary cooling and stacking technologies. Our HighLight product is a direct diode system for metal processing based on the Nuvonyx technology. Complementing our progress into higher powered lasers, in fiscal 2009, we introduced the DIAMOND E 1000, the highest power, completely sealed CO2 laser for use in materials processing.

Laser marking and coding

        Laser marking and coding are generally considered part of the precision materials processing applications market for which we remain a leading supplier. One such area where applications are growing rapidly is the displacement of ink-jet coding due to both aesthetic and environmental pressures. The optimum choice of laser depends on the material being marked, whether it is a surface mark (engraved) or a sub-surface mark, and the specific economics of the application. We provide lasers for all-important marking applications. Our Matrix product line is a reliable, compact and low-cost diode pumped solid state laser that provides lower cost of ownership for marking in high volume manufacturing.

Light manufacturing and cutting

        This area includes such applications as the cutting and joining of plastics using both our DIAMOND CO2 lasers and FAP Systems semiconductor lasers; the cutting, perforating and scoring of paper and packaging materials; and various cutting and patterning applications in the textile industry. In the specific area of textiles and clothing, our DIAMOND lasers service older applications, such as cutting complex shapes in leather for footwear, as well as newer applications such as creating detailed fade patterns on designer denims.

        At the opposite end of the wavelength spectrum, our AVIA and Matrix ultraviolet lasers are now being used extensively for machining a wide range of materials (and in a wide range of industries) including glass and plastics. These technically important materials are laser processed to produce medical devices, micro-electro-mechanical systems ("MEMS"), flat panel display, semiconductor manufacturing, and to aid in rapid prototyping for a variety of end markets including automotive manufacturing.

FUTURE TRENDS

Microelectronics

        After several years of process development, lasers are now used in mass production applications because these laser-based fabrication and testing methods are faster, deliver superior end products, increase yields, and /or cut production costs. We anticipate this trend to continue, driven primarily by the increasing sophistication of consumer electronic goods and their convergence via the internet, resulting in increasing demand for more bandwidth and memory. Although this market is cyclical in nature, and is affected by the current economic climate, we believe that as the market recovers, we will see an increased adoption of solid-state, CO2 and excimer lasers, as all these lasers enable performance improvements and reduced process costs. In particular, we expect future demands in the advanced packaging market to steadily shift towards the use of ultraviolet laser- based tools, since these are the only commercial technologies capable of providing the high spatial resolution critical for next-generation chip-scale and wafer-level packages.

        Lasers have emerged as an essential technology in the manufacturing of solar cells. We expect that this trend will continue over the next few years as solar cell manufacturing capacity increases. There will be a need for laser sources and systems in both process development and production tools as the need for higher solar cell efficiency increases.

Scientific research and government programs

        The scientific market has been stable in the present unpredictable economic environment. We expect modest growth rates in the scientific research market for fiscal 2010, with applications in ultrashort pulses and in bio-research being the drivers of this anticipated expansion. We anticipate an increasingly competitive market in which we expect to retain and improve our market share through new product development and maintain our service commitment to this area.

OEM components and instrumentation

        The instrumentation market is seeing a gradual migration from the use of mature laser technologies, such as water-cooled ion gas lasers, to new technologies, primarily based on solid state and semiconductors. Using our unique portfolio of solid-state and semiconductor lasers, and our patented OPSL technology, we are able to both assist and stimulate this transition as well as to be the technology of choice for developing applications such as security and clinical diagnostics. These applications are likely to require an increased number of lasers; however, the majority of these activities are still in the research and development stage and we expect only moderate impacts on the laser industry in fiscal 2010, with increases expected in future years. Our OPSL technology resulted in the first truly continuous solid-state UV laser which enables the use of UV in a clinical as well as a research environment. Furthermore we anticipate greater future opportunities in bio-instrumentation, including DNA sequencing, drug discovery, flow cytometry, and microscopy, based on our product enhancements and evolving market developments. Our newer laser technologies are the basis of a number of clinical procedures. In the area of photocoagulation, the Genesis OPSL yellow lasers are being used as the wavelength is particularly suitable for the treatment of blood vessels. In aesthetic laser surgery, we are an OEM supplier of CO2 lasers to the major manufacturers of aesthetic equipment used in the latest procedures for skin enhancement

Materials processing

        The market for low to medium power lasers used in industrial materials processing is uncertain in the immediate future; however, these lasers represent a cost-effective manufacturing solution for cutting, joining, marking and engraving of non-metal materials including marking/coding, flat bed cutting, engraving, as well as the production of capital equipment for apparel and leather goods manufacturing. Several factors are enabling us to gain market share in the materials processing market. First, we have developed an expanded portfolio of lasers with a broad spectrum of wavelengths, enabling optimum marking solutions for virtually every metal and non-metal material type. At the same time, the reliability of these products has been achieved at even higher levels, lowering the cost of ownership.

        The acquisition of Nuvonyx in April 2007 provided us an entry into the high-power materials processing market. Combined with our capability in laser diode bars, this acquisition represents both a vertically integrated and more cost effective approach than many applications currently served by other lasers. In 2009, we continued to expand our product line into this market area with the development of both high power sealed CO2 lasers and fiber delivered direct diode systems. The market for high power lasers for materials processing is uncertain in the immediate future.

PRODUCTS

        We design, manufacture and market lasers, precision optics and related accessories for a diverse group of customers. The following table shows selected products together with their applications, the markets they serve and the technologies upon which they are based.*

Market Application	Application	Technology
Microelectronics	Advanced packaging and interconnects	CO2 DPSS Fiber

	Flat panel display	CO2 DPSS Excimer

	Semiconductor front-end	DPSS OPSL

	Solar cell production and other emerging processes	DPSS Fiber

Scientific research and government programs	All scientific applications	CW Tunable DPSS Excimer OPSL Ultrafast

OEM components and instrumentation	Bio-Instrumentation	DPSS OPSL Semiconductor Ultrafast

	Graphic arts and display	OPSL

	Medical therapy (OEM)	CO2 DPSS Excimer OPSL Semiconductor

Materials processing	Heavy manufacturing	CO2 Fiber Semiconductor

	Laser marking and coding	CO2 DPSS

	Light manufacturing and cutting	CO2 DPSS Excimer Semiconductor

*Coherent sells its laser measurement and control products into a number of these applications.

        In addition to products we provide, we invest routinely in the core technologies needed to create substantial differentiation for our products in the marketplace. Our semiconductor and crystal facilities all maintain an external customer base providing value-added solutions. We direct significant engineering efforts to produce unique solutions targeted for internal consumption. These investments, once integrated into our broader product portfolio, provide our customers with uniquely differentiated solutions and the opportunity to substantially enhance the performance, reliability and capability of the products we offer.

TECHNOLOGIES

Continuous Wave ("CW") tunable Lasers

        CW tunable lasers use special crystals as their active medium and are energized or "pumped" by a DPSS green laser. CW tunable lasers generate laser light that can be tuned between 700 and 1050 nm, covering the near-Infrared region of the spectrum. Using non-linear crystal frequency conversion, these lasers can also generate near UV and visible light. The output of these lasers can be filtered to produce very narrow linewidths, enabling scientific techniques like high-resolution spectroscopy of atoms and molecules.

Diode-pumped solid-state ("DPSS") lasers

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

        We manufacture a variety of types of DPSS lasers for different applications including semiconductor inspection; advanced packaging and interconnects; laser pumping; spectroscopy; bio-agent detection; DNA sequencing; drug discovery; flow cytometry; forensics; computer-to-plate printing; entertainment lighting (display); medical; rapid prototyping and marking, welding, engraving, cutting and drilling.

Fiber lasers

        Fiber lasers use semiconductor lasers to pump a doped optical fiber to produce a laser beam. In fiscal 2008, we launched our first product based on fiber laser technology, the Talisker. This is an industrial ultrafast laser system which incorporates fiber laser technologies as a key part of the laser design. The Talisker is a new laser platform based on a fiber oscillator and crystal amplifier and illustrative of our strategy of developing and incorporating fiber lasers where they can generate unique and cost-effective performance. We expect the Talisker platform will lead to a series of new ultrafast lasers for a number of commercial markets including microelectronics and medical. In fiscal 2009, we demonstrated a 1KW fiber laser product based on our high power diode laser system, the Highlight 1000F. This prototype demonstrated the platform for a scalable, kilowatt class fiber laser based on a bar pumping design. Due to packaging efficiency, diode bars reduce the overall cost of a fiber laser.

        Fiber laser technology continues to be an important investment and product development area and we anticipate more products that incorporate fiber as the active gain medium.

Gas lasers (CO2, Excimer, Ion)

        The breadth of our gas laser portfolio is industry leading, encompassing CO2, excimer and ion technologies. Gas lasers derive their name from the use of one or more gases as a lasing medium. They collectively span an extremely diverse and useful emission range, from the very deep ultraviolet to the far infrared. This diverse range of available wavelengths, coupled with high optical output power, and an abundance of other attractive characteristics, makes gas lasers extremely useful and popular for a variety of microelectronics, scientific, and materials processing applications.

Optically Pumped Semiconductor Lasers ("OPSL")

        Our OPSL platform is a surface emitting semiconductor laser that is energized or pumped by a semiconductor laser. The use of optical pumping circumvents inherent power scaling limitations of electrically pumped lasers, enabling very high powered devices. A wide range of wavelengths can be achieved by varying the semiconductor materials used in the device and changing the frequency of the laser beam using techniques common in solid state lasers. The platform leverages high reliability technologies developed for telecommunications and produces a compact, rugged, high power, single-mode laser.

        Our OPSL products are well suited to a wide range of applications, including the bio-instrumentation and graphic arts and display markets. In fiscal 2009, our Genesis yellow laser continued to make progress in ophthalmology and we have expanded our offerings in the area of entertainment lighting using a variety of products across the visible spectrum. We also continued to expand our ultraviolet version of the OPSL platform called the Genesis, which was developed for the bio-instrumentation market.

Semiconductor lasers

        High power edge emitting semiconductor diode lasers use the same principles as widely-used CD and DVD lasers, but produce significantly higher power levels. The advantages of this type of laser include smaller size, longer life, enhanced reliability and greater efficiency. We manufacture a wide range of discrete semiconductor laser products with wavelengths ranging from 650nm to 1000nm and output powers ranging from 1W to over 100W, with highly integrated products in the kW range. These products are available in a variety of industry standard form factors including the following: bare die, packaged and fiber coupled single emitters and bars, monolithic stacks, and fully integrated modules with microprocessor controlled units that contain power supplies and active coolers.

        Our semiconductor lasers are used internally as the pump lasers in DPSS, fiber and OPSL products that are manufactured by us, as well as a wide variety of external medical, OEM, military and industrial applications, including aesthetic (hair removal, cosmetic dentistry), graphic arts, counter measures, rangefinders, target designators, and plastic welding.

Ultrafast ("UF") Lasers

        Ultrafast lasers are lasers generating light pulses with durations of a few femtoseconds (10-15 seconds) to a few tens of picoseconds (10-11 seconds). These types of lasers are primarily used for scientific research and also finding use in sophisticated materials processing applications. Ultrafast lasers are usually pumped by a green DPSS laser. UF laser oscillators generate a train of pulses at 50-100 MHz, with peak powers of tens of Kilowatts, and UF laser amplifiers generate pulses at 10-500 kHz, with peak powers up to several Terawatts.

        The extremely short duration of UF laser pulses enables temporally resolving fast events like the dynamics of atoms or electrons. In addition, the high peak power enables so-called non-linear effects where several photons can be absorbed by a molecule at the same time. This type of process enables applications like multi-photon excitation microscopy or UF ablation of materials with minimal thermal damage.

SALES AND MARKETING

        We market our products domestically through a direct sales force. Our foreign sales are made principally to customers in Europe, Japan and other Asia-Pacific countries. We sell internationally through direct sales personnel located in Canada, France, Germany, Italy, Japan, the Netherlands, the People's Republic of China, South Korea, and the United Kingdom, as well as through independent representatives in other parts of the world. Foreign sales accounted for 66% of our total net sales in fiscal 2009 and 68% of total net sales in fiscal 2008 and fiscal 2007. Sales made to independent representatives and distributors are generally priced in U.S. dollars. A large portion of foreign sales that we make directly to customers are priced in local currencies and are therefore subject to currency exchange fluctuations. Foreign sales are also subject to other normal risks of foreign operations such as protective tariffs, export and import controls and political instability. Our products are broadly distributed and no one customer accounted for more than 10% of total net sales during fiscal 2009, 2008 or 2007.

        We maintain a customer support and field service staff in major markets within the United States, Europe, Japan, China and other Asia-Pacific countries. This organization works closely with customers, customer groups and independent representatives in servicing equipment, training customers to use our products and exploring additional applications of our technologies.

        We typically provide parts and service warranties on our lasers, laser-based systems, optical and laser components and related accessories and services. Warranties on some of our products and services may be shorter or longer than one year. Warranty reserves, as reflected on our consolidated balance sheets, have generally been sufficient to cover product warranty repair and replacement costs. The weighted average warranty period covered is approximately 15 months.

RESEARCH AND DEVELOPMENT

        We are committed to the development of new products, as well as the improvement and refinement of existing products, including better cost-of-ownership. Our development efforts are focused on designing and developing products, services and solutions that anticipate customers' changing needs and emerging technological trends. Our efforts are also focused on identifying the areas where we believe we can make valuable contributions. Research and development expenditures for fiscal 2009 were $61.4 million, or 14.1% of net sales compared to $74.3 million, or 12.4% of net sales for fiscal 2008, and $74.6 million, or 12.4% of net sales for fiscal 2007. We work closely with customers, both individually and through our sponsored seminars, to develop products to meet customer application and performance needs. In addition, we are working with leading research and educational institutions to develop new photonics based solutions.

MANUFACTURING

Strategies

        One of our core manufacturing strategies is to tightly control our supply of key parts, components, sub-assemblies and outsourcing partners. We primarily utilize vertical integration when we have proprietary internal capabilities that are not available from external sources cost-effectively. We believe this is essential to maintain high quality products and enable rapid development and deployment of new products and technologies. We provide customers with 24-hour technical expertise and quality that is International Organization for Standardization ("ISO") certified at our principal manufacturing sites.

        Committed to quality and customer satisfaction, we design and produce many of our own components and sub-assemblies in order to retain quality control. We have also outsourced certain components, sub-assemblies and finished goods where we can maintain our high quality standards while improving our cost structure. We have consolidated and closed certain of our manufacturing facilities in order to reduce our footprint, realize synergies, and improve our cost structure and operating leverage. In fiscal 2007, we completed the transfer of production of laser power supplies from Auburn, California to a global electronics contract manufacturer. During fiscal 2008, we consolidated our Munich DPSS manufacturing into our Lübeck, Germany site. The transfer was completed in the fourth quarter of fiscal 2008. In the first quarter of fiscal 2009, we announced the consolidation of the remainder of our Munich facility (primarily Excimer laser manufacturing) into our Göttingen site. The transfer was completed in the third quarter of fiscal 2009. In fiscal 2009, we outsourced one of our laser product lines to a contract manufacturer located in Asia and outsourced our laser optics manufacturing to an optics manufacturer located in North America. The supply from these strategic contract manufacturers is covered by long term supply agreement contracts. During the second quarter of fiscal 2009, we announced the consolidation of our St. Louis, Missouri facility into our Santa Clara, California site. The transfer was completed in the fourth quarter of fiscal 2009. During the second quarter of fiscal 2009, we announced our plans to close our Tampere, Finland facility and establish manufacturing capabilities at our Sunnyvale, California site. The closing of our Finland facility is expected to be completed by the end of fiscal 2010.

        We have designed and implemented proprietary manufacturing tools, equipment and techniques in an effort to provide products that differentiate us from our competitors. These proprietary manufacturing techniques are utilized in a number of our product lines including our gas laser production, crystal growth, beam alignment as well as the wafer growth for our semiconductor and optically pumped semiconductor laser product family.

        Raw materials or sub-components required in the manufacturing process are generally available from several sources. However, we currently purchase several key components and materials, including exotic materials and crystals, used in the manufacture of our products from sole source or limited source suppliers. We also purchase assemblies and turnkey solutions from contract manufacturers based on our proprietary designs. We rely on our own production and design capability to manufacture and specify certain strategic components, crystals, semiconductor lasers, lasers and laser based systems.

        For a discussion of the importance to our business of, and the risks attendant to sourcing, see "Risk Factors—We depend on sole source or limited source suppliers, both internal and external, for some of our key components and materials, including exotic materials and crystals, in our products, which make us susceptible to supply shortages or price fluctuations that could adversely affect our business" in Item 1A, which is incorporated herein by reference.

Operations

        Our products are manufactured at our sites in Santa Clara, California; Portland, Oregon; East Hanover, New Jersey; Bloomfield, Connecticut; Lübeck, Germany; Göttingen, Germany; Glasgow, Scotland; and Tampere, Finland. In addition, we also use contract manufacturers for the production of certain assemblies and turnkey solutions. Our ion gas lasers, a portion of our DPSS lasers that are used in microelectronics, scientific research and materials processing applications, semiconductor lasers, and ultrafast scientific lasers are manufactured at our Santa Clara, California site. Our laser diode module products, laser instrumentation products, test and measurement equipment products are manufactured in Portland, Oregon. We manufacture exotic crystals in East Hanover, New Jersey. Our CO2 gas lasers are manufactured in Bloomfield, Connecticut. We manufacture a portion of our DPSS lasers used in microelectronics and OEM components and instrumentation applications in Lübeck, Germany. Our excimer gas laser products are manufactured in Göttingen, Germany. We manufacture the fiber lasers and a portion of our DPSS lasers used in microelectronics and scientific research applications in Glasgow, Scotland. Our facility in Tampere, Finland grows the aluminum-free materials that are incorporated into our semiconductor lasers.

INTELLECTUAL PROPERTY

        We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of October 3, 2009, we held approximately 355 U.S. and foreign patents, which expire from 2010 through 2027 (depending on the payment of maintenance fees) and we have approximately 92 additional pending patent applications that have been filed. The issued patents cover various products in all of the major markets that we serve.

        For a discussion of the importance to our business of, and the risks attendant to intellectual property rights, see "Risk Factors—Risks Associated with Our Industry, Our Business and Market Conditions" 'We may not be able to protect our proprietary technology which could adversely affect our competitive advantage' and 'We may, in the future, be subject to claims or litigation from third parties, for claims of infringement of their proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel. Adverse resolution of litigation may harm our operating results or financial condition' in Item 1A, which is incorporated herein by reference.

COMPETITION

        Competition in the various photonics markets in which we provide products is very intense. We compete against a number of companies including CVI Melles Griot, Cymer, Inc., GSI Group, Inc., which includes the former business of Excel Technology, Inc., IPG Photonics Corporation, JDS Uniphase Corporation, Newport Corporation, Rofin-Sinar Technologies, Inc., and Trumpf GmbH, as well as other smaller companies. We compete globally based on our broad product offering, reliability, cost, and performance advantages for the widest range of commercial and scientific research applications. Other considerations by our customers include warranty, global service and support and distribution.

BACKLOG

        At fiscal 2009 year-end, our backlog of orders scheduled for shipment (generally within one year) was $164.3 million compared to $183.5 million at fiscal 2008 and $188.4 million at fiscal 2007 year-ends. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by us has not been significant.

SEASONALITY

        We have historically experienced decreased bookings and revenue in the first fiscal quarter compared to other quarters in our fiscal year due to the impact of time off and business closures at many of our customers due to year-end holidays. This historical pattern should not be considered a reliable indicator of the Company's future net sales or financial performance.

EMPLOYEES

        As of fiscal 2009 year-end, we had 1,712 employees. Approximately 305 of our employees are involved in research and development; 926 of our employees are involved in operations, manufacturing, service and quality assurance; and 481 of our employees are involved in sales, marketing, finance, legal and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We consider our relations with our employees to be good.

ACQUISITIONS

        We consummated no acquisitions in fiscal 2009 or 2008.

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

RESTRUCTURINGS AND CONSOLIDATION

        During the second quarter of fiscal 2009, we announced our plans to close our facilities in Tampere, Finland and St. Louis, Missouri. The closure of our St. Louis, Missouri and Yokohama, Japan sites were completed in the fourth quarter of fiscal 2009. The closure of our Finland site is scheduled for completion by the end of fiscal 2010. These closure plans have resulted in charges primarily for employee termination and other exit related costs associated with a plan approved by management.

        During fiscal 2008, we consolidated our German DPSS manufacturing into our Lübeck, Germany site. The transfer was completed in our fourth quarter of fiscal 2008. On October 13, 2008, we announced the consolidation of the remainder of our Munich facility into our Göttingen site. The transfer was completed in our third quarter of fiscal 2009. The consolidation and transfers have resulted in charges primarily for employee terminations, other exit related costs associated with a plan approved by management and a grant repayment liability.

        On April 16, 2008, we announced that we entered into an agreement to sell certain assets of our Auburn Optics ("Auburn") manufacturing operation to Research Electro-Optics, Inc. ("REO"), a privately held optics manufacturing and technology company. We also entered into a strategic supply agreement with REO. REO is providing optical manufacturing capabilities for us, including fabrication and coating of optical components. The transition of the optics manufacturing assets from Auburn to REO was substantially completed in second quarter of fiscal 2009. The transition has resulted in charges primarily for employee terminations, supplier qualification, moving costs for related equipment, and other exit related costs associated with a plan approved by management.

        There were no restructuring activities initiated during fiscal 2007.

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

        We may face potentially increasing complexity in our product designs and procurement operations as we adjust to requirements relating to the materials composition of our products that apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive). We could face significant costs and liabilities in connection with product take-back legislation. The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which make producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Similar laws are now pending in various jurisdictions within the United States.

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

        Effective as of the beginning of the first quarter of fiscal 2009, in order to align all of our diode-pumped solid state ("DPSS") technology into the same reportable operating segment, management moved the DPSS Germany and Crystal product families from the CLC segment into the SLS segment. This allows for leverage and efficiencies in many parts of the business. Crystal is primarily an internal supplier that supports the DPSS product family. This concentrates all DPSS product families in the SLS segment effective as of the first quarter of fiscal 2009. All reporting has been aligned to reflect the revised reportable operating segments (CLC and SLS) and prior periods have been restated.

        We have identified CLC and SLS as operating segments for which discrete financial information was available. Both units have engineering, marketing, product business management and product line management. A small portion of our outside revenue is attributable to projects and recently developed products for which a segment has not yet been determined. The associated direct and indirect costs are presented in the category of Corporate and other, along with other corporate costs.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

        Financial information relating to foreign and domestic operations for fiscal years 2009, 2008 and 2007, is set forth in Note 18, "Segment and Geographic Information" of our Notes to Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

Risks Associated with Our Industry, Our Business and Market Conditions

        Our operating results, including net sales, net income (loss) and adjusted EBITDA percentage, and our stock price have varied in the past, and our future operating results will continue to be subject to quarterly and annual fluctuations based upon numerous factors, including those listed in this section and throughout this report. Our stock price will continue to be subject to daily variations as well. In addition, our future operating results and stock price may not follow any past trends or meet our guidance and expectations.

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

  •
  our increased reliance on contract manufacturing;

  •
  delay of achievement of our footprint consolidation effort;

  •
  the rate of market acceptance of our new products;

  •
  the ability of our customers to pay for our products;

  •
  seasonal sales trends;

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

  •
  impairment of goodwill and intangible assets;

  •
  our ability to meet our expectations and forecasts and those of public market analysts and investors;

  •
  costs and expenses from litigation;

  •
  the availability of funding by the United States government for research funding with regards to our customers in the scientific business, such as universities;

  •
  continued spending by the United States government on defense-related projects where we are a subcontractor;

  •
  flow of Trouble Asset Relief Program ("TARP") funds from the United States government funding purchases by our customers;

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

        Due to these and other factors, we believe that quarter-to-quarter and year-to-year comparisons of our historical operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below public market analysts' or investors' expectations, which would likely cause the price of our stock to fall. In addition, over the past several years, the stock market has experienced extreme price and volume fluctuations that have affected the stock prices of many technology companies. There has not always been a direct correlation between this volatility and the performance of particular companies subject to these stock price fluctuations. Further, over the last twelve months, equity markets around the world have significantly fluctuated across most sectors. These factors, as well as general economic and political conditions or investors' concerns regarding the credibility of corporate financial statements, may have a material adverse effect on the market price of our stock in the future.

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

        The current financial turmoil affecting the banking system and financial markets and the possibility that additional financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, and a low level of liquidity in many financial markets. There could be a number of follow-on effects from the credit crisis on our business, including the insolvency of key suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; and failure of financial institutions negatively impacting our treasury operations. In the event our customers are unable to obtain credit or otherwise pay for our shipped products it could significantly impact our ability to collect on our outstanding accounts receivable. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; and changes in fair value of derivative instruments. The current volatility in the financial markets and overall economic uncertainty increase the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

        In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad. Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition and results of operations could suffer. Additionally, unstable economic conditions can provide significant pressures and burdens on individuals, thus fostering an atmosphere of greater potential exposure for inappropriate business conduct. See "Part I, Item 4. CONTROLS AND PROCEDURES—Inherent Limitations over Internal Control."

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

        The capital and credit markets have been experiencing extreme volatility and disruption. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, as well as pressured the solvency of some financial institutions. These financial institutions, including banks, have had difficulty timely performing regular services and in some cases have failed or otherwise been largely taken over by governments. We maintain our cash, cash equivalents and short-term investments with a number of financial institutions around the world. Should some or all of these financial institutions fail or otherwise be unable to timely perform requested services, we would likely have a limited ability to timely access our cash deposited with such institutions, or, in extreme circumstances the failure of such institutions could cause us to be unable to access cash for the foreseeable future. If we are unable to quickly access such funds, we may need to increase our use of our existing credit lines or access more expensive credit, if available. If we are unable to access our cash or if we access existing or additional credit or are unable to access additional credit, it could have a negative impact on our operations, including our reported net income.

We are exposed to credit risk and fluctuations in the market values of our investment portfolio.

        Although we have not recognized any material losses on our cash, cash equivalents and short-term investments, future declines in their market values could have a material adverse effect on our financial condition and operating results. Given the global nature of our business, we have investments both domestically and internationally. Additionally, our overall investment portfolio is often concentrated in the financial sector, which has been negatively impacted by the recent market liquidity conditions. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. As a result, the value or liquidity of our cash, cash equivalents and short-term investments could decline and result in a material impairment, which could have a material adverse effect on our financial condition and operating results. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

        Under accounting principles generally accepted in the United States, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flows projections. We recorded a material charge during the first quarter of fiscal 2009 related to the impairment of goodwill in our CLC operating segment. A further decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we used to calculate the estimated fair value of our reporting units, could result in a change to the estimation of fair value that could result in an additional impairment charge. Any such additional material charges, whether related to goodwill or purchased intangible assets, may have a material negative impact on our financial condition and operating results.

We depend on sole source or limited source suppliers, both internal and external, for some of our key components and materials, including exotic materials and crystals, in our products, which make us susceptible to supply shortages or price fluctuations that could adversely affect our business.

        We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers, both internal and external. Some of these suppliers are relatively small private companies that may discontinue their operations at any time and which may be particularly susceptible to the current economic conditions. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions and we do not have guaranteed supply arrangements with many of these suppliers. We may fail to obtain these supplies in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products. We would experience further delays while identifying, evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. Additionally, we are in the process of managing multiple projects moving certain suppliers internally to different locations. When we transition locations we may increase our inventory of such products as a "safety stock" during the transition, which may cause the amount of inventory reflected on our balance sheet to increase. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, or our failure to properly manage these moves, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

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

        We have historically been the photonics industry's high quality supplier of laser systems. We have in the past, experienced decreases in the ASPs of some of our products. We anticipate that as competing products become more widely available, the ASPs of our products may decrease. If we are unable to offset the anticipated decrease in our ASPs by increasing our sales volumes, our net sales will decline. In addition, to maintain our gross margins, we must continue to reduce the cost of manufacturing our products while maintaining their high quality. From time to time, our products, like many complex technological products, may fail in greater frequency than anticipated. This can lead to further charges, which can result in higher costs, lower gross margins and lower operating results. Furthermore, as ASPs of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our operating results could be seriously harmed, particularly if the ASPs of our products decrease significantly.

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

        During fiscal years 2009, 2008 and 2007, our research and development expenses have been in the range of 12% to 14% of net sales. Our future success depends on our ability to anticipate our customers' needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly. If we fail to transfer production processes effectively, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed.

We face risks associated with our foreign operations and sales that could harm our financial condition and results of operations.

        For fiscal 2009, 66% of our net sales were derived from customers outside of the United States. For fiscal years 2008 and 2007, 68% of our net sales were derived from customers outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. The majority of our foreign sales occur through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign operations and sales are subject to a number of risks, including:

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

        Maintenance of intellectual property rights and the protection thereof is important to our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot assure you that our patent applications will be approved, that any patents that may be issued will protect our intellectual property or that any issued patents will not be challenged by third parties. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Further, we may be required to enforce our intellectual property or other proprietary rights through litigation, which, regardless of success, could result in substantial costs and diversion of management's attention. Additionally, there may be existing patents of which we are unaware that could be pertinent to our business and it is not possible for us to know whether there are patent applications pending that our products might infringe upon since these applications are often not publicly available until a patent is issued or published.

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

        In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This has also been seen in our industry as well, for example in the litigation brought by IMRA America, Inc. against IPG Photonics Corporation. From time to time, like many other technology companies, we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which such third parties believe may cover certain of our products, processes, technologies or information. In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others' intellectual property whether through direct claims or by way of indemnification claims of our customers, as, in some cases, we contractually agree to indemnify our customers against third-party infringement claims relating to our products. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

  •
  stop manufacturing, selling or using our products that use the infringed intellectual property;

  •
  obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, although such license may not be available on reasonable terms, or at all; or

  •
  redesign the products that use the technology.

        If we are forced to take any of these actions or are otherwise a party to lawsuits of this nature, we may incur significant losses for which we do not have insurance and our business may be seriously harmed. We do not have insurance to cover potential claims of this type.

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

        Competition in the various photonics markets in which we provide products is very intense. We compete against a number of large public and private companies, including CVI Melles Griot, Cymer, Inc., GSI Group, Inc., which includes the former business of Excel Technology, Inc., IPG Photonics Corporation, JDS Uniphase Corporation, Newport Corporation, Rofin-Sinar Technologies, Inc., and Trumpf GmbH, as well as other smaller companies. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Some of our competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

        Additional competitors may enter the market and we are likely to compete with new companies in the future. We may encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. Further, our current or potential customers may determine to develop and produce products for their own use which are competitive to our products. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins, loss of sales and loss of market share. In addition, in markets where there are a limited number of customers, such as the microelectronics market, competition is particularly intense.

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

        We have previously announced our intent to reduce our global operating footprint, including the closing of our Auburn, California (substantially completed in the second quarter of fiscal 2009), Munich, Germany (completed in the third fiscal quarter of 2009), St. Louis, Missouri, San Jose, California and Yokohama, Japan (completed in the fourth quarter of fiscal 2009), and Tampere, Finland operations (which we anticipate to complete in the fourth quarter of fiscal 2010). If we are not able to effectively transition the business activities from one site to another (such as moving our Tampere, Finland operations to our Sunnyvale, California facility as well as managing the need to increase our safety stock of materials during such transition) it could have an adverse impact on our results of operations.

If we fail to manage our growth or, alternatively, our spending during downturns, effectively, our business could be disrupted, which could harm our operating results.

        Our ability to successfully offer our products and implement our business plan in evolving markets requires an effective planning and management process. In economic downturns, we must effectively manage our spending and operations to ensure our competitive position during the downturn, as well as our future opportunities when the economy improves, remain intact. The failure to effectively manage our spending and operations could disrupt our business and harm our operating results. The growth in sales, combined with the challenges of managing geographically-dispersed operations, has placed a significant strain on our management systems and resources, and our anticipated growth in future operations could continue to place such a strain. The failure to effectively manage our growth could disrupt our business and harm our operating results.

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

  •
  incur debt;

  •
  assume liabilities; or

  •
  incur expenses related to impairment of goodwill and amortization.

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

        From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances ("REACH"), the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive ("RoHS") and the Waste Electrical and Electronic Equipment Directive ("WEEE") enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation that has been or is in the process of being enacted in Japan, China, Korea and various states of the United States may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These redesigns or alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. We believe we comply with all such legislation where our products are sold and we will continue to monitor these laws and the regulations being adopted under them to determine our responsibilities. In addition, we are monitoring legislation relating to the reduction of carbon emissions from industrial operations to determine whether we may be required to incur any additional material costs or expenses associated with our operations. We are not currently aware of any such material costs or expenses. Our failure to comply with any of the foregoing regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in the United States and foreign countries.

If our facilities or those of our suppliers and contract manufacturers were to experience catastrophic loss, our operations would be seriously harmed.

        Our facilities and those of our suppliers and contract manufacturers could be subject to a catastrophic loss from fire, flood, earthquake, work stoppages, acts of war, pandemic illnesses, energy shortages, theft of assets, other natural disasters or terrorist activity. A substantial portion of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Santa Clara, California, an area with a history of seismic events. Any such loss at any of our facilities could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. While we have obtained insurance to cover most potential losses, after reviewing the costs and limitations associated with earthquake insurance, we have decided not to procure such insurance. We believe that this decision is consistent with decisions reached by numerous other companies located nearby. We cannot assure you that our existing insurance coverage will be adequate against all other possible losses.

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

        Also as a result of our investigation into our historical stock option granting practices, we have determined that certain payroll taxes, interest and penalties apply under various sections of the Internal Revenue Code, various state tax statutes, and tax statutes in various foreign jurisdictions. We have reviewed these liabilities and paid them. There can be no assurance that our payments covered all potential circumstances in which additional payroll taxes, interest and penalties would apply. Should it be found that additional payroll taxes, interest and penalties would apply, our results of operations may be materially adversely affected.

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

If our security measures are breached and unauthorized access is obtained to a customer's data or our data, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

        Our operations include the storage of customers' proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to our data or our customers' data, our reputation could be damaged, our business may suffer and we could incur significant liability. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or our customers' data, which could result in significant legal and financial exposure and a loss of confidence in the security of our service that would harm our future business prospects. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.

We employ technology licensed from third parties for use in or with our solutions, and the loss or inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which would adversely affect our business.

        Our hosted solutions incorporate certain technology obtained under licenses from other companies, such as Salesforce.com and Oracle. We anticipate that we will continue to license technology and development tools from third parties in the future. Although we believe that there are commercially reasonable software alternatives to the third-party software we currently license, this may not always be the case, or we may license third-party software that is more difficult or costly to replace than the third party software we currently license. In addition, integration of our products with new third-party software may require significant work and require substantial allocation of our time and resources. Also, to the extent that our products depend upon the successful operation of third-party products in conjunction with our products, any undetected errors in these third-party products could prevent the implementation or impair the functionality of our products, delay new product introductions and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which could result in higher costs.

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

  •
  the education of potential end-user customers about the benefits of lasers and laser systems; and

  •
  our ability to accurately predict and develop our products to meet industry standards.

        For our fiscal years 2009, 2008 and 2007, our research and development costs were $61.4 million (14.1% of net sales), $74.3 million (12.4% of net sales) and $74.6 million (12.4% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

        The microelectronics market is characterized by rapid technological change, frequent product introductions, changing customer requirements and evolving industry standards. The nature of this market requires significant research and development expenses to participate, with substantial resources invested in advance of material sales of our products to our customers in this market. In the event either our customers' or our products fail to gain market acceptance, or the microelectronics market fails to grow, it would likely have a significant negative effect on our business and results of operations.

Failure to maintain effective internal controls may cause a loss of investor confidence in the reliability of our financial statements or to cause us to delay filing our periodic reports with the SEC and adversely affect our stock price.

        The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company's internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements or a delay in our ability to timely file our periodic reports with the SEC, which ultimately could negatively impact our stock price.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2.    PROPERTIES

        Our corporate headquarters is located in Santa Clara, California. At fiscal 2009 year end, our primary locations were as follows (all square footage is approximate) (unless otherwise indicated, each property is utilized jointly by our two segments):

	Description	Use	Term
Santa Clara, CA	8.5 acres of land, 200,000 square foot building	Corporate headquarters, manufacturing, R&D	Owned
Santa Clara, CA(3)	90,120 square foot building	Office	Leased through April 2015
Sunnyvale, CA (1)(3)	24,000 square foot building	Office, manufacturing, R&D	Leased through December 2018
Bloomfield, CT(1)	60,505 square foot building	Office, manufacturing, R&D	Lease expiring in April 2013
East Hanover, NJ(2)	30,000 square foot building	Office, manufacturing, R&D	Leased through October 2011
Portland, OR(1)	41,250 square foot building	Office, manufacturing, R&D	Leased through December 2018
Tampere, Finland(1)(3)	5 acres of land, 40,970 square foot building	Office, manufacturing, R&D	Owned
Dieburg, Germany	31,306 square foot building	Office	Leased through December 2012
Göttingen, Germany(2)	7.6 acres of land, several buildings totaling 119,500 square feet	Office, manufacturing, R&D	Owned
Lübeck, Germany(2)	38,815 square foot building	Office, manufacturing, R&D	Leased through December 2010
Lübeck, Germany(2)	31,115 square foot building	Office, manufacturing, R&D	Leased through December 2011 with option to purchase building
Tokyo, Japan	17,602 square foot building	Office	Leased through April 2011
Yokohama, Japan(4)	5,813 square-foot building	Office	Leased through October 2010
Glasgow, Scotland(2)	2 acres of land, 30,000 square foot building	Office, manufacturing, R&D	Owned

(1)
This facility is utilized primarily by our CLC operating segment.

(2)
This facility is utilized primarily by our SLS operating segment.

(3)
Portions of this property are not fully utilized.

(4)
Coherent has vacated this building.

        We maintain other sales and service offices under varying leases expiring from 2010 through 2018 in the United States, Japan, Korea, China, Germany, France, Italy, the United Kingdom and the Netherlands.

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

Derivative Lawsuits

        Between February 15, 2007 and March 2, 2007, three purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of the Company's current and former officers and directors. The Company is named as a nominal defendant. The complaints generally allege that the defendants breached their fiduciary duties and violated the securities laws in connection with the granting of stock options, the accounting treatment for such grants, the issuance of allegedly misleading public statements and stock sales by certain of the individual defendants. On May 30, 2007, these lawsuits were consolidated under the caption In re Coherent, Inc. Shareholder Derivative Litigation, Lead Case No. C-07-0955-JF (N.D. Cal.). On June 25, 2007, plaintiffs filed an amended consolidated complaint. The consolidated complaint asserts causes of action for alleged violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty and/or aiding and abetting breaches of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, insider selling and misappropriation of information. The consolidated complaint seeks, among other relief, disgorgement and damages in an unspecified amount, an accounting, rescission of allegedly improper stock option grants, punitive damages and attorneys' fees and costs.

        The Company's Board of Directors appointed a Special Litigation Committee ("SLC") comprised of independent director Sandeep Vij to investigate and evaluate the claims asserted in the derivative litigation and to determine what action(s) should be taken with respect to the derivative litigation. On September 8, 2009, Coherent, Inc., by and through the SLC, plaintiffs, and certain of Coherent's former and current officers and directors filed with the court a Stipulation of Settlement reflecting the terms of a settlement that would resolve all claims alleged in the consolidated complaint. The terms of the settlement include a financial benefit to Coherent of over $6 million, which is comprised of a cash payment of $5.25 million to the Company and the waiver by certain former officers and directors of potential claims relating to expired stock options valued at $762,305. The settlement terms also include the implementation and/or agreement to maintain certain corporate governance changes, and a payment by the Company to plaintiffs' counsel of $3 million in attorneys' fees and expenses. Following the payment of the attorneys' fees and expenses, the Company will receive a net cash benefit of $2.25 million from the settlement.

        On September 14, 2009, the United States District Court for the Northern District of California issued an order granting preliminary approval of the settlement. On November 20, 2009, the court held a hearing for final approval of the settlement, and on November 24, 2009, the court entered an Order and Final Judgment, which approved the settlement and dismissed the action with prejudice. Coherent received the cash payment of $2.25 million on December 11, 2009.

Income Tax Audits

        The IRS is conducting an audit of our 2003 and 2004 tax returns. The IRS has issued a number of Notices of Proposed Adjustments ("NOPAs") to these returns. Among other items, the IRS has challenged our research and development credits and our extraterritorial income ("ETI") exclusion. We have agreed to the various adjustments proposed by the IRS and we believe that we have adequately provided for these exposures and any other items identified by the IRS as a result of the audit of these tax years. As part of its audit of our 2003 and 2004 tax years, the IRS has requested information related to our stock option investigation and we complied with this request and we will address any other issues that are raised in a timely manner. The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns.

        The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We received a NOPA from the IRS in October 2008 to decrease the amount of research and development credits generated in years 2000 and 2001. We responded to this NOPA and we are disputing the adjustment with the IRS through the appeals process available to us. While we believe that we have adequately provided for any adjustments related to these credits that may be determined under the IRS appeals process, there exists the possibility of a material adverse impact on our results of operations in the event that this issue is resolved unfavorably to us.

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

	Fiscal
	2009		2008
	High	Low	High	Low
First quarter	$35.55	$20.66	$33.38	$24.61
Second quarter	$22.30	$14.51	$29.05	$22.10
Third quarter	$21.22	$16.83	$34.15	$27.36
Fourth quarter	$25.51	$18.89	$38.50	$29.08

        The number of stockholders of record as of December 1, 2009 was 1,195. No cash dividends have been declared or paid since Coherent was founded and we have no present intention to declare or pay cash dividends.

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

 COMPANY STOCK PRICE PERFORMANCE

        The following graph shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from October 1, 2005 through October 3, 2009 comparing the return on our common stock with the Standard & Poors 500 Stock Index, the Standard and Poors Electronic Equipment and Instruments Index and the Russell 2000 Index. No dividends have been declared or paid on our common stock during such period. The stock price performance shown on the following graph is not necessarily indicative of future price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG COHERENT, INC.,
THE S&P 500 INDEX, THE S&P 500 ELECTRONICS EQUIPMENT& INSTRUMENTS INDEX AND THE RUSSELL 2000 INDEX

Comparison of Cumulative Five Year Total Return

		INDEXED RETURNS
	Base Period	Years Ending
Company Name / Index	10/2/04	10/1/05	9/30/06	9/29/07	9/27/08	10/3/09
Coherent, Inc.	100	112.31	132.95	123.05	134.22	88.11
S&P 500 Index	100	110.57	122.51	142.64	111.31	96.63
S&P 500 Electronic Equipment & Instruments Index	100	117.34	127.38	145.92	124.89	83.46
Russell 2000 Index	100	115.51	126.97	142.64	126.50	105.94

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

        We derived the selected consolidated financial data as of fiscal 2009 and 2008 year-end and for fiscal 2009, 2008 and 2007 from our audited consolidated financial statements, and accompanying notes, contained in this annual report. The consolidated statements of operations data for fiscal 2006 and 2005 and the consolidated balance sheet data as of fiscal 2007, 2006 and 2005 year-end are derived from our consolidated financial statements which are not included in this report.

Consolidated financial data	Fiscal 2009(1)	Fiscal 2008(2)	Fiscal 2007(3)	Fiscal 2006(4)	Fiscal 2005(5)
	(in thousands, except per share data)
Net sales	$435,882	$599,262	$601,153	$584,652	$516,252
Gross profit	$161,110	$251,906	$250,008	$256,113	$217,693
Net income(loss)	$(35,319)	$23,403	$15,951	$45,394	$38,414
Net income (loss) per share(6):
Basic	$(1.45)	$0.85	$0.51	$1.47	$1.25
Diluted	$(1.45)	$0.83	$0.50	$1.44	$1.23
Shares used in computation(6):
Basic	24,281	27,505	31,398	30,973	30,756
Diluted	24,281	28,054	32,024	31,567	31,224
Total assets	$753,604	$806,383	$947,600	$1,082,524	$800,830
Long-term obligations	$6	$15	$21	$201,023	$—
Other long-term liabilities	$91,685	$94,606	$47,848	$37,419	$48,734
Stockholders' equity	$575,571	$598,435	$770,986	$717,504	$639,670

(1)
Includes $19.3 million in after-tax expense related to the impairment of goodwill, restructuring expenses of $11.5 million after tax primarily related to the consolidation of our Munich site into our Gottingen and Lubeck, Germany sites and our Finland site, the exit of our Auburn, California facility, the exit of our St. Louis, Missouri facility and headcount reductions due to the evolving global economic conditions, $0.8 million in after-tax costs related to our stock option investigation and litigation and a tax charge of $3.8 million composed of the impact of a recently enacted change in state tax law and a valuation allowance in one of our European subsidiaries.

(2)
Includes $5.5 million in after-tax costs related to our stock option investigation and litigation, restructuring expenses of $3.9 million after-tax related to the exit of our Auburn, California facility, the consolidation of our German DPSS manufacturing into one location in Germany and headcount reductions due to the evolving global economic situation, and a tax charge of $1.4 million in connection with a dividend from one of our European subsidiaries

(3)
Includes a $12.6 million loss on our sale of our Auburn campus in Auburn, California, $7.0 million in after-tax costs related to our stock option investigation and litigation, a $2.6 million after-tax charge to write off unamortized capitalized deferred issuance costs associated with our repayment of our convertible subordinated notes, a charge of $2.2 million for in-process research and development ("IPR&D") related to our purchase of Nuvonyx, $0.2 million after-tax costs related to the termination of the Excel merger agreement, a $3.6 million capital gain on the sale of our Condensa building in Santa Clara, California, and a $0.7 million after-tax gain from the sale of substantially all of the net assets of our Coherent Imaging Optics Limited (CIOL) subsidiary to CVI Laser.

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

KEY PERFORMANCE INDICATORS

        The following is a summary of some of the quantitative performance indicators (as defined below) used to assess our results of operations and financial condition:

	Fiscal
	2009	2008	2007
	(Dollars in thousands)
Bookings	$419,239	$594,049	$591,039
Net Sales—Commercial Lasers and Components	$125,619	$198,748	$208,868
Net Sales—Specialty Lasers and Systems	$310,163	$400,414	$390,616
Gross Profit as a Percentage of Net Sales—Commercial Lasers and Components	26.4%	39.8%	42.1%
Gross Profit as a Percentage of Net Sales—Specialty Lasers and Systems	41.4%	43.7%	41.8%
Research and Development Expenses as a Percentage of Net Sales	14.1%	12.4%	12.4%
Income (Loss) Before Income Taxes	$(35,855)	$37,287	$28,923
Net Cash Provided by Operating Activities	$39,049	$68,362	$66,619
Days Sales Outstanding in Receivables	61.3	58.0	61.3
Days Sales Outstanding in Inventories	80.7	72.4	67.6
Capital Spending as a Percentage of Net Sales	5.0%	3.8%	3.6%

        Definitions and analysis of these performance indicators are as follows:

Bookings

        Bookings represent orders expected to be shipped within 12 months and services to be provided pursuant to service contracts. While we generally have not experienced a significant rate of cancellation, bookings are generally cancelable by our customers without substantial penalty and, therefore, we cannot assure all bookings will be converted to net sales.

        Fiscal 2009 bookings decreased 29.4% from fiscal 2008. Decreases in fiscal 2009 bookings, compared to fiscal 2008, in the microelectronics, OEM components and materials processing markets were partially offset by increases in the scientific and government programs market. Fiscal 2008 bookings increased 0.5% from fiscal 2007. Increases in fiscal 2008 bookings; compared to fiscal 2007, in the microelectronics and scientific and government programs markets were partially offset by decreases in the OEM components and material processing markets.

        Fiscal 2009 began with a significant decrease in bookings in all markets compared to the beginning of fiscal 2008, particularly in the microelectronics and OEM components and instrumentation markets that were most impacted by the decline in consumer confidence and spending. In the second quarter of fiscal 2009, the business environment remained challenging, with continued declines in bookings due to drops in consumer confidence in the microelectronics and OEM components and instrumentation markets as many companies, including us, were closely managing inventory levels and expenses. Although bookings in the scientific and materials processing markets decreased in the first quarter of fiscal 2009 from the levels of the fourth quarter of fiscal 2008, they began to show some signs of stability in the second quarter of fiscal 2009. The third quarter of fiscal 2009 continued to be impacted by macroeconomic conditions, with the largest impact felt in the microelectronics market. All four of our markets showed signs of recovery, with increases in bookings during the fourth quarter of fiscal 2009, led by significant increases in the microelectronics and scientific markets.

        As a result of the macroeconomic conditions in fiscal 2009, three of our markets experienced significant declines in bookings for the full fiscal year when compared to fiscal 2008: microelectronics (43%), materials processing (38%) and OEM components and instrumentation (35%). Scientific bookings increased 6% from fiscal 2008 to fiscal 2009.

Microelectronics

        In the fourth quarter of fiscal 2009, the market strengthened with a surge in orders from increased service demand to support higher fab utilization rates, selective capacity expansion tied to consumer demand and continued design wins for next generation devices. Given our broad coverage in this market, it is our observation that tier one tool vendors are recovering more rapidly than tier two or three players. While not a surprising development, it makes it uncertain as to what the customer landscape will look like in twelve to eighteen months. With factory utilization rates continuing to rise at semiconductor fabs, service orders have picked up as predicted and are trending towards historical norms. Bookings to support new tool builds have also improved and we remain optimistic about the mid- to long-term future orders.

        The advanced packaging market also experienced a rebound in service orders in the fourth quarter of fiscal 2009, following several down quarters. There are signs that the microvia market is working through its inventory overhang. This will be aided by the introduction of new tools by our customers that reduce feature size, improve quality and increase throughput. We expect these tools to start shipping in the first half of calendar 2010. The longer-term catalyst for this submarket is 4th generation network deployment, which requires approximately twice as many microvias per board compared to 3rd generation networks.

        Orders from the flat panel display market in the fourth quarter of fiscal 2009 increased significantly due to considerable OLED capacity expansion at a leading manufacturer, continued wins in mobile touch screen manufacturing and service. The multi-system order for excimer laser annealing systems was valued at approximately $10 million.

        Trends for crystalline silicon devices in the solar market are similar to the third quarter of fiscal 2009. There is an ongoing cost-based, share shift from European vendors to vendors in Asia and a continued interest in enhancing cell conversion efficiency. To address both, we have expanded our offering of solar tools to include volume production units as well as development and pilot production tools. The new Equinox™ systems were introduced in September at the European solar show in Hamburg. We are currently working on a number of deployment opportunities.

OEM Components and Instrumentation

        In the fourth quarter of fiscal 2009, the market strengthened, particularly in the medical OEM applications. Several key customers for excimer lasers used in refractive surgery placed annual orders, which we believe indicates they have worked through their inventory and have confidence that their end market is recovering.

        The instrumentation market also saw an increase in demand especially in flow cytometry and confocal microscopy. There is a growing belief within this market that stimulus funds from the National Institutes of Health impacted some of the order growth in the fourth quarter of fiscal 2009.

        The defense market remains active and we have been working to better align ourselves with certain prime contractors. As a result, we are becoming qualified on a number of programs, mostly for designators and countermeasures, requiring semiconductor lasers. Our recent acquisition of businesses from StockerYale in the first quarter of fiscal 2010 (see Note 19 "Subsequent Events" in the Notes to Consolidated Financial Statements) will also contribute to these efforts.

        We have continued to experience considerable success over the past couple of years in the light show market with our Taipin™ OPSL™ lasers. These lasers enable a compact, electrically efficient platform that is easy to transport and set-up. To date, we have delivered about 500 lasers to integrators. They are being used for full color, high-end displays in a variety of venues including concerts and conferences.

Materials Processing

        Fourth quarter fiscal 2009 orders improved from the third quarter of fiscal 2009 with modest demand improvement from lower power applications for marking, engraving and textile manufacturing. Customers are citing inventory replenishment, service needs and new system builds as driving order volumes. The low power end of the market (defined as less than 100W of laser output power) may have stabilized and possibly reached a turning point. By contrast, higher power applications remain sluggish due to excess capacity and challenging cash flows.

        New order activity in China continues to improve for carbon dioxide and semiconductor laser systems. Based upon customer profiles, many of these orders are targeted at the Chinese domestic market, which is consistent with stimulus programs to promote manufacturing infrastructure. Orders for lower power carbon dioxide lasers in Europe and North America also showed improvement, painting a geographically consistent picture of stabilization and recovery.

Scientific and Government Programs

        The record surge in orders in the fourth quarter of fiscal 2009 was due to three factors: continued strong customer acceptance of our ultrafast portfolio, stimulus money in the U.S. and a strong performance in Japan and Australia. We established new bookings records for Chameleon™ series lasers, used predominantly for biological imaging, and our full range of amplifiers that support basic research in chemistry, physics and material science. Our orders in the fourth quarter of fiscal 2009 included some stimulus-based orders in the U.S. from the National Science Foundation, or NSF, and we believe that stimulus funds will continue to flow in fiscal 2010. Bookings in the Asia-Pacific region benefitted from stimulus money for basic research in Japan and pent-up demand in Australia. In contrast, orders in China were at ordinary levels as government incentives favored manufacturing infrastructure over research and development.

Net Sales

        Net sales include sales of lasers, related accessories and service contracts. Net sales for fiscal 2009 decreased 27.3% from fiscal 2008. Net sales for fiscal 2008 decreased 0.3% from fiscal 2007. For a more complete description of the reasons for changes in net sales refer to the "Results of Operations" section below.

Gross Profit as a Percentage of Net Sales

        Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage for CLC decreased to 26.4% in fiscal 2009 from 39.8% in fiscal 2008 and 42.1% in fiscal 2007. Gross profit percentage for SLS decreased to 41.4% in fiscal 2009 from 43.7% in fiscal 2008, but increased from 41.8% in fiscal 2007 to 43.7% in fiscal 2008. For a more complete description of the reasons for changes in gross profit refer to the "Results of Operations" section below.

Research and Development as a Percentage of Net Sales

        Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage increased to 14.1% from 12.4% in both fiscal 2008 and fiscal 2007. R&D percentage increased primarily due to lower sales volumes, partially offset by lower R&D spending. For a more complete description of the reasons for changes in R&D spending refer to the "Results of Operations" section below.

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

Days Sales Outstanding in Receivables

        We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 360 days for years. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more cash flow availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansions, marketing and other activities to grow our business. Our DSO in receivables for fiscal 2009 increased 3.3 days from fiscal 2008 to 61.3 days. The increase in DSO in receivables is primarily due to the impact of foreign exchange rates and slower collections due to the current economic climate, particularly in Europe and Japan.

Days Sales Outstanding in Inventories

        We calculate DSO in inventories as net inventories at the end of the period divided by net sales of the period and then multiplied by the number of days in the period, using 360 days for years. This indicates how well we are managing our inventory levels, with lower DSO in inventories resulting in more cash flow availability. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in inventories for fiscal 2009 increased 8.3 days from fiscal 2008 to 80.7 days. The deterioration in DSO in inventories is primarily due to lower revenues in fiscal 2009 compared to fiscal 2008 partially offset by reduced inventories due to site consolidations, increase in outsourcing and other inventory reduction programs.

Capital Spending as a Percentage of Net Sales

        Capital spending as a percentage of net sales ("capital spending percentage") is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology. Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased from 3.8% in fiscal 2008 to 5.0% in fiscal 2009 and increased from 3.6% in fiscal 2007 to 3.8% in fiscal 2008. The fiscal 2009 increase was primarily due to lower revenues in fiscal 2009 as well as the purchase of assets in support of a more effective business model for our semiconductor business and building investments related to our facilities consolidation and relocation programs. The fiscal 2008 increase was primarily due to building improvements, information technology expenditures and purchases of production-related assets. We anticipate that capital spending for fiscal 2010 will be approximately 3.5% of net sales.

SIGNIFICANT EVENTS

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

        During the first quarter of fiscal 2009, our stock price declined substantially, which combined with expectations of declines in forecasted operating results due to the slowdown in the global economy, led us to conclude that a triggering event for review for potential goodwill impairment had occurred. Accordingly, as of December 27, 2008, we performed an interim goodwill impairment evaluation, as required under FASB Accounting Standards Codification ("ASC") 350 "Intangibles—Goodwill and Other". The performance of this test is a two-step process. Management reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was required only for the CLC reporting unit. Our preliminary analysis indicated that the entire balance of the goodwill in the CLC reporting unit at that date was impaired and we recorded a non-cash goodwill impairment charge of $19.3 million in the first quarter of fiscal 2009. During the second quarter of fiscal 2009, we completed the Step 2 analysis for the CLC reporting unit at December 27, 2008 and determined that the entire balance of goodwill in the CLC reporting unit at that date was impaired. The estimated fair value of our SLS reporting unit exceeded its carrying value so no further impairment analysis was required for this reporting unit.

        During the second quarter of fiscal 2009, our expectations of declines in forecasted operating results due to the slowdown in the global economy and the further declines in our stock price led us to conclude that a triggering event for review for potential goodwill impairment had occurred. Accordingly, as of April 4, 2009, we performed an interim goodwill impairment evaluation, as required under ASC 350-10. This interim impairment evaluation utilized the same valuation techniques used in our impairment valuation in the first quarter of fiscal 2009. A similar sensitivity analysis was also done at April 4, 2009 where we determined that the discount rate used in the Income approach for the SLS reporting unit could have been increased by approximately 20% and still resulted in no impairment. Based on the results of our Step 1 analysis, we determined that no additional goodwill impairment was indicated. During the remaining quarters of fiscal 2009, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We performed our annual goodwill impairment review at the beginning of the fourth quarter of fiscal 2009 and noted no impairment.

        We have initiated the planning phase of a multiyear project, with a targeted completion date of September 2010, to exit our epitaxial growth facility in Tampere, Finland and establish enhanced capabilities in Sunnyvale, California. We completed the consolidation of the remainder of our Munich facility into our Göttingen site during third quarter of fiscal 2009. During the second quarter of fiscal 2009, we substantially completed the transition of our optics manufacturing assets from Auburn, California to REO, and announced that we would be exiting our facility in St. Louis, Missouri. We completed the exit from St. Louis, Missouri in the fourth quarter of fiscal 2009.

RESULTS OF OPERATIONS—FISCAL 2009, 2008 AND 2007

        Fiscal 2009 included 53 weeks; fiscal 2008 and 2007 included 52 weeks.

        Effective as of the beginning of the first quarter of fiscal 2009, in order to align all of our diode-pumped solid state ("DPSS") technology into the same reportable operating segment, management moved the DPSS Germany and Crystal product families from the CLC segment into the SLS segment. The Crystal product family is primarily an internal supplier that supports the DPSS product family. This allows for leverage and efficiencies in many parts of the business. This concentrates all DPSS product families in the SLS segment effective as of the first quarter of fiscal 2009. All of reporting has been revised to reflect the reportable operating segments (CLC and SLS) and prior periods have been restated.

Consolidated Summary

        The following table sets forth, for the years indicated, the percentage of total net sales represented by the line items reflected in our consolidated statement of operations:

	Fiscal
	2009	2008	2007
	(As a percentage of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.0%	58.0%	58.4%

Gross profit	37.0%	42.0%	41.6%

Operating expenses:
Research and development	14.1%	12.4%	12.4%
In-process research and development	—%	—%	0.4%
Selling, general and administrative	24.8%	24.5%	25.6%
Impairment of goodwill	4.4%	—%	—%
Amortization of intangible assets	1.7%	1.4%	1.4%

Total operating expenses	45.0%	38.3%	39.8%

Income (loss) from operations	(8.0)%	3.7%	1.8%
Other income (expense):
Interest and dividend income	0.6%	1.8%	3.8%
Interest expense	(0.1)%	—%	(1.8)%
Other—net	(0.7)%	0.7%	1.0%

Total other income (expense), net	(0.2)%	2.5%	3.0%

Income (loss) before income taxes	(8.2)%	6.2%	4.8%
Provision for (benefit from) income taxes	(0.1)%	2.3%	2.1%

Net income (loss)	(8.1)%	3.9%	2.7%

        Refer to Item 6 "Selected Financial Data" for a description of significant events that impacted the results of operations for fiscal years 2009, 2008 and 2007.

Net Sales

Market Application

        The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$132,152	30.3%	$206,256	34.4%	$210,765	35.0%
Scientific and government programs	122,863	28.2%	125,000	20.9%	120,858	20.1%
OEM components and instrumentation	119,795	27.5%	173,835	29.0%	174,115	29.0%
Materials processing	61,072	14.0%	94,171	15.7%	95,415	15.9%

Total	$435,882	100.0%	$599,262	100.0%	$601,153	100.0%

        During fiscal 2009, net sales decreased by $163.4 million, or 27%, compared to fiscal 2008, including a decrease of $7.0 million due to the impact of foreign currency exchange rates, with sales decreasing in all four markets. Microelectronics sales decreased $74.1 million, or 36%, primarily due to lower sales in advanced packaging, flat panel display and semiconductor applications. A drop in consumer confidence and spending continued to impact this market negatively during fiscal 2009. The decrease in the OEM components and instrumentation market of $54.0 million, or 31%, during fiscal 2009 was primarily due to reduced consumer spending for medical applications, decreased shipments for bioinstrumentation applications, lower shipments for military applications (primarily due to the sales of assets and outsourcing of our optics manufacturing) and lower shipments for graphic arts and display applications. Materials processing sales decreased $33.1 million, or 35%, during fiscal 2009 primarily due to lower laser shipments to customers providing consumer-based applications. The decrease in scientific and government program market sales of $2.1 million, or 2%, during fiscal 2009 was due to lower demand from university and government research groups.

        During fiscal 2008, net sales decreased by $1.9 million, or less than 1%, compared to fiscal 2007, including an increase of $22.1 million due to the impact of foreign currency exchange rates. The decrease was a result of decreased sales in the microelectronics, materials processing and OEM components and instrumentation markets, partially offset by increases in the scientific and government programs market. Microelectronics sales decreased $4.5 million, or 2%, primarily due to lower sales in the flat panel display market and for semiconductor applications, partially offset by higher sales in advanced packaging and solar cell production applications. The decrease in the materials processing market of $1.2 million, or 1%, during fiscal 2008 was primarily due to lower sales in textile processing (light manufacturing) applications partially offset by higher sales for marking applications. The decrease in the OEM components and instrumentation market of $0.3 million during fiscal 2008 was primarily due to the sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007, partially offset by higher sales for medical and bioinstrumentation applications, including revenues contributed by Nuvonyx (acquired in the third quarter of fiscal 2007). Scientific and government program sales increased $4.1 million, or 3%, due to higher demand for advanced research and pumping applications used by university and government research groups.

        In fiscal 2009, 2008 and 2007, no customers accounted for greater than 10% of net sales.

Segments

        The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Commercial Lasers and Components (CLC)	$125,619	28.8%	$198,748	33.2%	$208,868	34.7%
Specialty Lasers and Systems (SLS)	310,163	71.2%	400,414	66.8%	390,616	65.0%
Corporate and other	100	—%	100	—%	1,669	0.3%

Total	$435,882	100.0%	$599,262	100.0%	$601,153	100.0%

        Net sales for fiscal 2009 decreased $163.4 million, or 27%, compared to fiscal 2008, with decreases of $90.3 million, or 23%, in our SLS segment and decreases of $73.1 million, or 37%, in our CLC segment. Net sales for fiscal 2008 decreased $1.9 million, or less than 1%, compared to fiscal 2007, with decreases of $10.1 million, or 5%, in our CLC segment, decreases of $1.6 million in Corporate and other and increases of $9.8 million, or 3%, in our SLS segment.

        The decrease in our CLC segment sales from fiscal 2008 to fiscal 2009 was primarily due to lower sales in advanced packaging, materials processing and semiconductor applications sales.

        The decrease in our CLC segment sales from fiscal 2007 to fiscal 2008 was primarily due to the sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007 and lower sales for graphic arts and display and semiconductor applications partially offset by increased sales for military applications, including revenues contributed by Nuvonyx (acquired in the third quarter of fiscal 2007) and higher sales for bio-instrumentation applications.

        The decrease in our SLS segment sales from fiscal 2008 to fiscal 2009 was primarily due to lower revenue for bio-instrumentation, medical, microelectronics and semiconductor applications. The increase in our SLS segment sales from fiscal 2007 to fiscal 2008 was primarily due to higher sales for advanced packaging, medical, flat panel display and solar cell production applications.

        Corporate and other sales decreased $1.6 million from fiscal 2007 to fiscal 2008 due to non-recurring royalty revenue in fiscal 2007.

Gross Profit

Consolidated

        Our gross profit rate decreased by 5.0% to 37.0% in fiscal 2009 from 42.0% in fiscal 2008. The decrease in the gross profit rate was primarily due to higher other costs (1.8%) due to higher inventory provisions and the impact of lower sales volumes, unfavorable impact of fixed manufacturing costs on lower sales volumes net of the benefit of a weakened Euro and favorable product mix in the instrumentation market partially offset by the less favorable microelectronics market mix (1.8%) and the incremental impact of restructuring activities (1.5%) partially offset by lower stock-based compensation expense (0.2%).

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

Commercial Lasers and Components

        Our gross profit rate decreased by 13.4% to 26.4% in fiscal 2009 from 39.8% in fiscal 2008. The decrease in gross profit rate was primarily due to higher product costs primarily due to the impact of lower volumes and unfavorable product mix with a higher proportion of net sales in lower margin markets (6.5%), higher other costs (3.3%) due to higher inventory provisions, the incremental impact of restructuring activities (2.8%) and higher warranty and installation costs (0.8%).

        Our gross profit rate decreased by 2.3% to 39.8% in fiscal 2008 from 42.1% in fiscal 2007. The decrease in gross profit rate was primarily due to higher other costs due to higher inventory provisions and increased costs for freight and duty (2.5%) and the impact of fiscal 2008 restructuring activities (1.4%), partially offset by favorable product cost (1.4%) primarily due to the impact of the sale of substantially all of the assets of CIOL in the fourth quarter of fiscal 2007.

Specialty Lasers and Systems

        Our gross profit rate decreased by 2.3% to 41.4% in fiscal 2009 from 43.7% in fiscal 2008. The decrease in gross profit rate was primarily due to higher other costs (1.3%) due to higher inventory provisions and the impact of lower sales volumes, the incremental impact of restructuring activities (1.0%) and the impact of lower sales volumes net of a favorable product mix from the instrumentation market partially offset by less favorable mix from the microelectronics market and the benefit of a weakened Euro (0.2%) partially offset by lower warranty and installation costs (0.1%).

        Our gross profit rate increased by 1.9% to 43.7% in fiscal 2008 from 41.8% in fiscal 2007. The increase in the gross profit rate was primarily due to more favorable product mix (2.7%) within the microelectronics and medical markets, including a large customer order cancellation fee at high margins in the third quarter of fiscal 2008 (0.4%) coupled with improved manufacturing efficiencies and lower scrap and rework costs as well as higher warranty and installation costs (0.2%) partially offset by higher other costs due to higher inventory provisions and increased costs for freight and duty (0.7%) and the incremental impact of restructuring activities (0.3%).

Operating Expenses

	Fiscal
	2009		2008		2007
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$61,417	14.1%	$74,287	12.4%	$74,590	12.4%
In-process research and development	—	—%	—	—%	2,200	0.4%
Selling, general and administrative	108,098	24.8%	146,376	24.5%	153,945	25.6%
Impairment of goodwill	19,286	4.4%	—	—%	—	—%
Amortization of intangible assets	7,466	1.7%	8,651	1.4%	8,152	1.4%

Total operating expenses	$196,267	45.0%	$229,314	38.3%	$238,887	39.8%

Research and development

        Fiscal 2009 research and development ("R&D") expenses decreased $12.9 million, or 17.3%, from fiscal 2008. The decrease was primarily due to lower payroll and bonus spending including mandatory time off in fiscal 2009 and the impact of lower headcount ($9.2 million), lower spending on projects ($4.3 million), the impact of foreign currency exchange rates ($2.1 million), lower stock-related compensation expense ($1.1 million) and a higher benefit due to decreases in deferred compensation plan liabilities ($0.5 million) with the related decreases in deferred compensation plan assets recorded in other income (expense), partially offset by lower net reimbursements from customers for development projects ($2.4 million) and higher restructuring costs ($1.9 million). On a segment basis, CLC spending decreased $6.2 million primarily due to lower project spending including lower payroll and bonus spending. SLS spending decreased $5.9 million primarily due to lower spending on projects, lower payroll and bonus spending and the impact of foreign currency exchange rates. Corporate and other spending decreased $0.8 million.

        Fiscal 2008 R&D expenses decreased $0.3 million, or 0.4%, from fiscal 2007. The decrease was primarily due to lower spending on greening (compliance with environmental-related regulations, primarily in Europe and the People's Republic of China), semiconductor and other projects ($2.3 million) and higher benefit due to decreases in deferred compensation plan liabilities ($0.7 million), partially offset by the impact of foreign currency exchange rates ($2.7 million). On a segment basis, CLC project spending increased $1.0 million, including the impact of foreign currency exchange rates and higher spending due to the acquisition of Nuvonyx. SLS project spending, including the impact of foreign currency exchange rates, increased $2.0 million. Corporate and other spending decreased $3.3 million.

In-process research and development

        Fiscal 2007 IPR&D expense resulted from our acquisition of Nuvonyx in the third quarter. At the date of acquisition, we immediately charged $2.2 million to expense, representing purchased IPR&D related to two development projects that had not yet reached technological feasibility and had no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the net cash flows from such project, and discounting the net cash flows back to its present value. At October 3, 2009, one project remains on hold and the other is expected to become commercially viable in the first quarter of fiscal 2010.

Selling, general and administrative

        Fiscal 2009 selling, general and administrative ("SG&A") expenses decreased $38.3 million, or 26%, from fiscal 2008. The decrease was primarily due to $14.1 million lower payroll and bonus spending including the impact of lower headcount and mandatory time off in fiscal 2009, $7.9 million lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation, the impact of foreign currency exchange rates ($4.2 million), $3.8 million lower stock-related compensation expense, $2.7 million lower spending on depreciation and equipment, $2.7 million lower spending on travel, demo depreciation and advertising, $2.4 million lower spending on legal and other consulting, a higher benefit due to decreases in deferred compensation plan liabilities ($1.9 million) with the related decreases in deferred compensation plan assets recorded in other income (expense) and lower other spending ($0.7 million), partially offset by $2.1 million higher restructuring costs. On a segment basis, SLS SG&A expenses decreased $12.2 million and CLC SG&A decreased $7.1 million, both primarily due to lower payroll and bonus spending, the impact of foreign currency exchange rates, lower depreciation and lower spending on travel and advertising. Corporate and other spending decreased $19.0 million primarily due to lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation, lower stock-related compensation expense, a higher benefit due to decreases in deferred compensation plan liabilities, lower payroll and bonus spending and lower spending on legal and other consulting.

        Fiscal 2008 SG&A expenses decreased $7.6 million, or 5%, from fiscal 2007. The decrease was primarily due to the fiscal 2007 $12.5 million loss on the sale of our Auburn campus, $4.1 million higher benefit due to decreases in deferred compensation plan liabilities, $2.7 million lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation, $1.2 million lower spending on audit and tax services due to timing of services provided and $0.6 million lower other spending, partially offset by the impact of foreign currency exchange rates ($6.3 million), the fiscal 2007 gain of $3.6 million on the sale of our Condensa facility, $2.4 million higher stock-based compensation expense primarily due to increased charges for liabilities for stock options subject to Section 409A and higher footprint and headcount-related restructuring costs ($1.2 million). On a segment basis, CLC SG&A expenses decreased $11.3 million, including the fiscal 2007 $12.5 million loss on the sale of our Auburn campus, partially offset by the impact of foreign exchange rates and restructuring costs. SLS SG&A expenses increased $3.7 million, including the impact of foreign exchange rates, higher headcount related spending and higher sales demo costs. Spending for Corporate and other was flat, with the fiscal 2007 gain of $3.6 million on the sale of our Condensa facility and $2.5 million higher stock-related compensation expense primarily due to increased charges for liabilities for stock options subject to Section 409A offset by $4.1 million lower expense for deferred compensation plan liabilities and $2.7 million lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation.

Impairment of goodwill

        In accordance with ASC 350, goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. During the first quarter of fiscal 2009, our stock price declined substantially, which combined with expectations of declines in forecasted operating results due to the slowdown in the global economy, led the Company to conclude that a triggering event for review for potential goodwill impairment had occurred. Accordingly, as of December 27, 2008, we performed an interim goodwill impairment evaluation which indicated that the goodwill was fully impaired. We recorded a non-cash goodwill impairment charge of $19.3 million in the CLC reporting unit in the first quarter of fiscal 2009.

Amortization of intangible assets

        Amortization of intangible assets decreased $1.2 million, or 14%, from fiscal 2008 to fiscal 2009 primarily due to the completion of amortization of certain intangibles related to prior acquisitions.

        Amortization of intangible assets increased $0.5 million, or 6%, from fiscal 2007 to fiscal 2008 primarily due to the amortization of intangibles related to our April 2007 Nuvonyx acquisition.

Other income (expense), net

        Other income (expense), net, decreased $15.4 million from fiscal 2008 to fiscal 2009. The decrease was primarily due to lower interest income ($8.4 million) as a result of lower rates of return and lower average cash, cash equivalents and short-term investments balances, higher expense due to decreases in deferred compensation plan assets ($3.3 million) and higher foreign currency exchange losses ($3.1 million).

        Other income (expense), net, decreased $3.1 million from fiscal 2007 to fiscal 2008. The decrease was primarily due to lower interest income ($12.3 million) as a result of lower average cash, cash equivalents and short-term investments balances as well as lower rates of return, lower gains, net of expenses, on our deferred compensation plan assets ($3.9 million) and lower sublease income ($0.8 million), partially offset by lower interest expense ($10.7 million) primarily due to the payoff of our convertible subordinated notes in the fourth quarter of fiscal 2007, Japan consumption tax savings ($3.3 million) and higher foreign currency exchange gains ($0.7 million).

Income taxes

        The difference between the statutory rate of 35.0% and our effective tax rate of 1.5% on income (loss) before income taxes for fiscal 2009, which represents a current year benefit, was due primarily to permanent differences related to the non-deductibility of the goodwill impairment charge, an increase in valuation allowance against California research and development tax credits as a result of California legislation enacted in February 2009 and certain foreign net operating loss carryforwards, and deemed dividend inclusions under the Subpart F tax rules. These amounts are partially offset by permanent differences related to the benefit of foreign tax credits and the benefit of federal research and development tax credits, including additional credits reinstated from fiscal 2008 resulting from the enactment of the "Emergency Economic Stabilization Act of 2008."

        During fiscal 2009, we increased our valuation allowance on deferred tax assets to $6.8 million, primarily due to California R&D tax credits as a result of new California legislation and the ability to utilize foreign net operating losses. During fiscal 2008, we decreased our valuation allowance on deferred tax assets to $1.7 million, primarily due to the expiration of federal and state capital loss carryforwards. In addition, the valuation allowance with respect to the loss from the disposal of our Auburn facility in California was also reduced with a corresponding increase in uncertain tax positions. During fiscal 2007, we increased our valuation allowance on deferred tax assets to $24.1 million, primarily due to the carryforward of additional losses from the disposal of our Auburn facility in

California. In making the determination to record the valuation allowance, management considered the likelihood of future taxable income and feasible and prudent tax planning strategies to realize deferred tax assets. In the future, if we determine that we expect to realize more or less of the deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made.

        The "Emergency Economic Stabilization Act of 2008," which contains the "Tax Extenders and Alternative Minimum Tax Relief Act of 2008", was enacted on October 3, 2008. Under the Act, the federal R&D credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law were recognized in our first quarter of fiscal 2009, which is the quarter in which the law was enacted. In addition to the federal legislation, California Assembly Bill 1452 was enacted on September 30, 2008. This legislation limits the California R&D credit to 50% of the California tax liability for tax years beginning on or after January 1, 2008 and before January 1, 2010. New California budget legislation was also signed on February 20, 2009 that allows taxpayers to make an annual election of a single sales factor apportionment formula for tax years beginning on or after January 1, 2011. We recognized the effects of these changes in the California legislation in our second quarter of fiscal 2009.

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

	Fiscal
	2009	2008	2007
Net cash provided by operating activities	$39,049	$68,362	$66,619
Sales of shares under employee stock plans	4,674	16,509	3,783
Repurchase of common stock	—	(228,214)	—
Capital expenditures	(21,627)	(22,612)	(21,693)
Acquisition of businesses, net of cash acquired	—	—	(14,228)
Net payments on debt borrowings	(8)	(8)	(200,209)

        Net cash provided by operating activities decreased by $29.3 million in fiscal 2009 compared to fiscal 2008 and increased by $1.7 million in fiscal 2008 compared to fiscal 2007. The decrease in cash provided by operating activities in fiscal 2009 was primarily due to lower net income and lower net cash flows from deferred income taxes partially offset by higher cash flows from inventories and accounts receivable. The increase in cash provided by operating activities in fiscal 2008 was primarily due to higher net income and higher cash flows from other receivables and other assets, partially offset by lower cash flows from the proceeds from sales of fixed assets and other current liabilities. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

        We intend to continue pursuing acquisition opportunities at valuations we believe are reasonable based upon market conditions as demonstrated by our recent acquisition of businesses from StockerYale in the first quarter of fiscal 2010 (see Note 19 "Subsequent Events" in the Notes to Consolidated Financial Statements). However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us. We expect to fund future acquisitions primarily through unrestricted cash balances and cash flows from operations. If required, we will look for additional borrowings or consider the issuance of securities. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment.

        During fiscal year 2008, we initiated restructuring plans to decrease costs by reducing our workforce and by consolidating facilities. As of October 3, 2009, we had made payments in connection with the restructuring plans in the amount of $17.4 million. We expect to complete payments for substantially all anticipated costs related to the restructuring plans by the end of fiscal 2010.

        Additional sources of cash available to us were multi-currency and domestic lines of credit and bank credit facilities totaling $57.3 million as of October 3, 2009, of which $56.0 million was unused and available. These credit facilities were used in Europe during fiscal 2009 as guarantees. Our domestic line of credit includes a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2010 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic line of credit and $1.3 million has been used of the multi-currency lines as of October 3, 2009.

        Our ratio of current assets to current liabilities was 5.6:1 at October 3, 2009, compared to 4.5:1 at September 27, 2008. The increase in our ratio is primarily due to increases in short-term investments. Our cash position, short-term investments, working capital and debt obligations are as follows (in thousands):

	Fiscal
	2009	2008
Cash and cash equivalents	$199,950	$213,826
Short-term investments	43,685	4,268
Restricted cash, current	—	2,645
Working capital	396,428	396,456
Total debt obligations	15	24

Current Restricted Cash

        As part of our tender offer to purchase the remaining outstanding shares of Lambda Physik, we were required by local regulations to have funds available for the offer in an account located in Germany. As of September 27, 2008, we had $2.6 million restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik, which are included in current restricted cash on our consolidated balance sheets. We completed the transaction in the first quarter of fiscal 2009, and have no restricted funds remaining on our balance sheet as of October 3, 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements as defined by Regulation S-K of the Securities Act of 1933. The following summarizes our contractual obligations at October 3, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt payments	$15	$9	$6	$—	$—
Operating lease payments	31,715	7,669	10,832	7,063	6,151
Asset retirement obligations	2,119	405	—	1,073	641
Purchase commitments with suppliers	9,930	9,930	—	—	—
Purchase obligations	5,169	4,144	1,025	—	—

Total	$48,948	$22,157	$11,863	$8,136	$6,792

        Because of the uncertainty as to the timing of such payments, we have excluded cash payments related to our contractual obligations for our deferred compensation plans aggregating $24.9 million at October 3, 2009.

        During the first quarter of fiscal 2008, we adopted the provisions of FASB Accounting Standards Codification ("ASC") 740, "Income Taxes" (formerly FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109). We had historically classified interest and penalties and unrecognized tax benefits as current liabilities. With this adoption, we classify gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities within the consolidated balance sheets. As of October 3, 2009, we recorded gross unrecognized tax benefits of $58.1 million and gross interest and penalties of $7.7 million, both of which are classified as non-current liabilities in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes. As a result, these amounts are not included in the table above.

Changes in financial condition

        Cash provided by operating activities in fiscal 2009 was $39.0 million, which included cash provided by operating assets and liabilities of $32.9 million, depreciation and amortization of $26.7 million, the non-cash charge for impairment of goodwill of $19.3 million, stock-based compensation expense of $7.4 million and other items aggregating $0.2 million, partially offset by the net loss of $35.3 million and increases in net deferred tax assets of $12.2 million.

        Cash used in investing activities in fiscal 2009 of $56.9 million included $39.4 million, net, purchases from available-for-sale securities and $21.6 million used to acquire property and equipment and improve buildings partially offset by $1.6 million proceeds from dispositions of property and equipment and a decrease in restricted cash of $2.5 million.

        Cash provided by financing activities in fiscal 2009 was $4.2 million, including $4.7 million generated from our employee stock purchase plans partially offset by a $0.5 million decrease in cash overdraft.

        Changes in exchange rates in fiscal 2009 used $0.2 million.

RECENT ACCOUNTING PRONOUNCEMENTS

        See Note 2. "Significant Accounting Policies" in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our consolidated financial position, results of operations and cash flows.

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

        Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (see Note 8 "Goodwill and Intangible Assets" in the Notes to Consolidated Financial Statements). We perform our annual impairment tests at the beginning of the fourth quarter of each fiscal year using the opening balance sheet as of the first day of the fourth fiscal quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year.

        During the first quarter of fiscal 2009, our stock price declined substantially which, combined with expectations of declines in forecasted operating results due to the slowdown in the global economy, led the Company to conclude that a triggering event for review for potential goodwill impairment had occurred. Accordingly, as of December 27, 2008, we performed an interim goodwill impairment evaluation, as required under ASC 350-10 "Intangibles—Goodwill and Other". Under this guidance, goodwill is tested for impairment by comparing the respective fair value with the respective carrying value of the reporting unit. If such comparison indicates a potential impairment, then the impairment is determined as the difference between the recorded value of goodwill and its fair value. The performance of this test is a two-step process.

        Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, we perform Step 2 of the goodwill impairment test to determine the amount of impairment loss if any. Step 2 of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill against the carrying value of that goodwill.

        We rely on the following three valuation approaches to determine the fair value of both of our reporting units. (1) The Income approach utilizes the discounted cash flow model to provide an estimation of fair value based on the cash flows that a business expects to generate. These cash flows are based on forecasts developed internally by management which are then discounted at an after tax rate of return required by equity and debt market participants of a business enterprise. This rate of return or cost of capital is weighted based on the capitalization of comparable companies. (2) The Market approach determines fair value by comparing the reporting units to comparable companies in similar lines of business that are publicly traded. Total Enterprise Value (TEV) multiples such as TEV to revenues and TEV to earnings (if applicable) before interest and taxes of the publicly traded companies are calculated. These multiples are then applied to the reporting unit's operating results to obtain an estimate of fair value. (3) The Transaction approach estimates the fair value of the reporting unit based on market prices in actual transactions. A comparison is done between the reporting units and other similar businesses. Total Enterprise Value multiples for revenue and earnings as noted in the Market approach above are calculated from the comparable companies and then applied to the reporting unit's operating results to obtain an estimate of fair value. Each of these three approaches captures aspects of value in each reporting unit. The Income approach captures our expected future performance, the Market approach captures how investors view the reporting units through other competitors; and, the Transaction approach captures value through transactions for sales of similar types of companies. We believe these valuation approaches are proven valuation techniques and methodologies for our industry and are widely accepted by investors.

        We weighted each of these approaches equally as none are perceived by us to deliver any greater indication of value than the other. The sensitivity analysis performed by management determined that by changing the weighting placed on the three approaches, the result of the Step 1 test for both reporting units was not affected.

        The valuation analysis requires significant judgments and estimates to be made by management in particular related to the forecast. The assumed growth rates and gross margins as well as period expenses were determined based on internally developed forecasts considering our future plans. The assumptions used were management's best estimates based on projected results and market conditions as of the date of testing. In order to test the sensitivity of these fair values, management further reviewed other scenarios relative to these assumptions to see if the resulting impact on fair values would have resulted in a different Step 1 conclusion for the CLC and SLS reporting units.

        Based on these forecast scenarios, the fair value of both reporting units was re-calculated. In addition, this sensitivity analysis applied more conservative assumptions with regard to control premiums as well as multipliers used in the Market approach and the Transaction approach. In each of the sensitivity analyses performed, the CLC reporting unit failed and the SLS reporting unit passed. None of the outcomes of the sensitivity analyses performed would have impacted our Step 1 conclusions or the non-cash impairment charge for goodwill of $19.3 million recorded in the first quarter of fiscal 2009.

        Sensitivity was also applied to the discount rate used in the Income approach for both the CLC and SLS reporting units. At December 27, 2008, the discount rate for the CLC reporting unit could have been reduced by more than 40% and still resulted in a failure. For the SLS reporting unit, the discount rate could have been increased by more than 40% and still resulted in no impairment.

        During the second quarter of fiscal 2009, our expectations of declines in forecasted operating results due to the slowdown in the global economy and the further declines in our stock price led us to conclude that a triggering event for review for potential goodwill impairment had occurred. Accordingly, as of April 4, 2009, we performed an interim goodwill impairment evaluation, as required under ASC 350-10. This interim impairment evaluation utilized the same valuation techniques used in our impairment valuation in the first quarter of fiscal 2009. A similar sensitivity analysis was also done at April 4, 2009 where we determined that the discount rate used in the Income approach for the SLS reporting unit could have been increased by approximately 20% and still resulted in no impairment. Based on the results of our Step 1 analysis, we determined that no additional goodwill impairment was indicated.

        During the third quarter of fiscal 2009, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.

        At October 3, 2009, we had $67.0 million of goodwill, $19.7 million of purchased intangible assets and $98.8 million of property and equipment on our consolidated balance sheet. We performed our annual goodwill impairment testing at the beginning of the fourth quarter using the opening balance sheet as of the first day of the fourth fiscal quarter and noted no impairment. As noted in the valuation analysis discussion above, such analysis requires significant judgments and estimates to be made by management in particular related to the forecast. The assumed growth rates and gross margins as well as period expenses were determined based on internally developed forecasts considering our future plans. The assumptions used were management's best estimates based on projected results and market conditions as of the date of testing. In order to test the sensitivity of these fair values, management further reviewed other scenarios relative to these assumptions to see if the resulting impact on fair values would have resulted in a different conclusion for the CLC and SLS reporting units. As no impairment indicators were present during the fourth quarter of fiscal 2009, we believe these values remain recoverable.

        It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In addition, if the price of our common stock were to significantly decrease combined with any other adverse change in market conditions, thus indicating that the underlying fair value of our reporting units or other long-lived assets may have decreased, we may be required to assess the recoverability of such assets in the period such circumstances are identified. In that event, additional impairment charges or shortened useful lives of certain long-lived assets may be required. Such testing was done on our long-lived assets and intangibles in prior to the Step 1 testing discussed above, and no impairment was noted.

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

Warranty Reserves

        We provide warranties on certain of our product sales and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line. The weighted average warranty period covered is approximately 15 months. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods.

Stock-Based Compensation

        We account for stock-based compensation using fair value. We estimate the fair value of stock options granted using the Black-Scholes Merton model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We amortize the fair value of stock options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We value restricted stock units using the intrinsic value method. We amortize the value of restricted stock units on a straight-line basis over the restriction period.

        U.S. GAAP requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the options expected life, the expected price volatility of the underlying stock and an estimate of expected forfeitures. Our computation of expected volatility considers historical volatility and market-based implied volatility. Our estimate of expected forfeitures is based on historical employee data and could differ from actual forfeitures.

        See Note 14 "Employee Stock Option and Benefit Plans" in the notes to the Consolidated Financial Statements for a description of our stock-based employee compensation plans and the assumptions we use to calculate the fair value of stock-based employee compensation.

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

        Effective September 30, 2007, we adopted the provisions of ASC Subtopic 740, "Income Taxes" (formerly FASB Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109"), which creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. This standard provides a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the matter) that a tax position is more likely than not to be sustained upon examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. These determinations involve significant judgment by management. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard or when they are resolved through negotiation or litigation with factual interpretation, judgment and certainty. Tax laws and regulations themselves are complex and are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court filings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

        Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $100.9 million at fiscal 2009 year end. In addition to federal income taxes (which are not practicably determinable), withholding taxes of approximately $4.5 million would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

        Subsequent to fiscal 2009, the "Worker, Homeownership and Business Assistance Act of 2009" was enacted on November 6, 2009. Under the Act, businesses with net operating losses for 2008 and 2009 may carry back those losses for up to five years. The Company is in the process of analyzing the impact of this new law.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

        We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

        A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at fiscal 2009 year-end, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

        At fiscal 2009 year-end, the fair value of our available-for-sale debt securities was $41.2 million, all of which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were $19,000 and ($2,000), respectively, at fiscal 2009 year-end. At fiscal 2008 year-end, the fair value of our available-for-sale debt securities was $3.4 million, all of which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were $12,000 and ($6,000), respectively, at fiscal 2008 year-end.

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

        The following table provides information about our foreign exchange forward contracts at October 3, 2009. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at October 3, 2009 rates.

        Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Euro	1.4606	$(22,784)	$(22,660)
British Pound Sterling	1.6590	$4,726	$4,519
Japanese Yen	91.0750	$(415)	$(424)
Korean Won	1,220.7000	$2,201	$2,292
Chinese Renminbi	6.8770	$851	$857

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

        Management assessed the effectiveness of our internal control over financial reporting as of October 3, 2009, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on the assessment by management, we determined that our internal control over financial reporting was effective as of

October 3, 2009. The effectiveness of our internal control over financial reporting as of October 3, 2009 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears below.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended October 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coherent, Inc.:

        We have audited the internal control over financial reporting of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of October 3, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 3, 2009, of the Company and our report dated December 15, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
December 15, 2009

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding: (i) our directors will be set forth under the caption "Election of Directors—Nominees"; (ii) compliance with Section 16(a) of the Securities Act of 1933 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance"; (iii) the process for stockholders to nominate directors will be set forth under the caption "Proposal One—Election of Directors—Board Meetings and Committees—Process for Recommending Candidates for Election to the Board of Directors"; (iv) our audit committee and audit committee financial expert will be set forth under the caption "Proposal One—Election of Directors—Board Meetings and Committees—Audit Committee"; in our proxy statement for use in connection with an upcoming Annual Meeting of Stockholders to be held in 2010 (the "2010 Proxy Statement") and is incorporated herein by reference or included in a Form 10-K/A as an amendment to this Form 10-K. The 2010 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

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

        Stockholders may request free printed copies of our worldwide Business Conduct Policy from:

Coherent, Inc.
Attention: Investor Relations
5100 Patrick Henry Drive
Santa Clara, California 95054

Executive Officers

        The name, age, position and a brief account of the business experience of our executive officers as of November 30, 2009 are set forth below:

Name	Age	Office Held
John R. Ambroseo, PhD	48	President and Chief Executive Officer
Helene Simonet	57	Executive Vice President and Chief Financial Officer
Luis Spinelli	61	Executive Vice President and Chief Technology Officer
Bret M. DiMarco	41	Executive Vice President, General Counsel and Corporate Secretary

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

ITEM 11.    EXECUTIVE COMPENSATION

        Information regarding: (i) executive officer and director compensation will be set forth under the captions "Election of Directors—Nominees—Director Compensation" and "Executive Officers and Executive Compensation" and (ii) compensation committee interlocks will be set forth under the caption "Executive Officers and Executive Compensation—Compensation Committee Interlocks and Insider Participation" in the 2010 Proxy Statement or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 3, 2009. The 2010 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information regarding: (i) equity compensation plan information will be set forth under the caption "Equity Compensation Plan Information"; (ii) security ownership of certain beneficial owners and management will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters"; in our 2010 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 3, 2009.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required under this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in our 2010 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 3, 2009.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Fees and Services

        The following table sets forth fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte") during fiscal years 2009 and 2008:

	2009	2008
Audit fees(1)	$1,693,202	$4,753,342
Audit-related fees	—	—
Tax fees	—	—
All other fees(2)	72,375	34,300

Total	$1,765,577	$4,787,642

(1)
Represents fees for professional services provided in connection with the integrated audit of our annual financial statements and internal control over financial reporting and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings. Includes approximately $1,885,000 incurred during fiscal 2008 for additional services related primarily to the restatement of our consolidated financial statements for the fiscal years 1995 through 2005.

(2)
Represents the annual subscription for access to the Deloitte Accounting Research Tool, which is a searchable on-line accounting database ($2,000) in both fiscal years, due diligence associated with our acquisition activities in fiscal 2009 and project assistance in fiscal 2008.

Pre-Approval of Audit and Non-Audit Services

        The Audit Committee has determined that the provision of non-audit services by Deloitte is compatible with maintaining Deloitte's independence. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by Deloitte. In other cases, the Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve certain additional services, and such pre-approvals are communicated to the full Committee at its next meeting. During fiscal year 2009, 100% of the services were pre-approved by the Audit Committee in accordance with this policy.

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

  3.
  Exhibits

Exhibit Numbers
3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)
3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)
3.3*	Bylaws of Coherent, Inc. (Previously filed as Exhibit 3.3 to Form 10-Q for the fiscal quarter ended June 28, 2008)
10.1*‡	Amended and Restated Employee Stock Purchase Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 28, 2008)
10.2*‡	Coherent Employee Retirement and Investment Plan. (Previously filed as Exhibit 10.23 to Form 8, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 25, 1982)
10.3*‡	1995 Stock Plan and forms of agreement. (Previously filed as Exhibit 10.34 to Form 10-K for the fiscal year ended September 28, 1996)
10.4*	1998 Director Option Plan. (Previously filed as Appendix B to Schedule 14A filed February 28, 2006)
10.5*‡	2001 Stock Plan (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 29, 2008)
10.6*‡	Change of Control Severance Plan, as amended and restated effective December 10, 2008 (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended April 4, 2009).
10.7*‡	2008 Officer's Variable Compensation Plan (A description of the summary of this exhibit was previously filed under item 5.02 of Form 8-K filed on December 19, 2007)

Exhibit Numbers
10.8*‡	2009 Officer's Variable Compensation Plan (A description of the summary of this exhibit was previously filed under item 5.02 of Form 8-K filed on November 21, 2008 and as exhibit 10.1 to Form 10-Q for the quarter ended December 27, 2008)
10.9‡	Variable Compensation Plan
10.10*‡	Offer Letter to Bret DiMarco (Previously filed as Exhibit 10.14 to Form 10-K for the year ended September 30, 2006)
10.11*‡	Supplementary Retirement Plan (Previously filed as Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)
10.12*‡	2005 Deferred Compensation Plan (Previously filed as Exhibit 10.16 to Form 10-K for the year ended September 27, 2008)
10.13*‡	Form of 2001 Stock Plan Terms and Conditions of Restricted Stock Units (Previously filed as Exhibit 10.1 to Form 8-K filed on November 27, 2009)
10.14*‡	Form of 2001 Stock Plan Amended Global Stock Option Agreement. (Previously filed as Exhibit 10.2 to Form 8-K filed on November 27, 2009)
10.15*‡	Retention and Release Agreement dated April 14, 2008 by and between Coherent and Ronald A. Victor (previously filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 29, 2008.)
10.16*	Letter Agreement dated January 31, 2008 between the Company and Oliver Press Partners, LLC, Oliver Press Investors, LLC, Augustus K. Oliver and Clifford Press. (Previously filed as Exhibit 10.1 to Form 8-K filed February 5, 2008)
10.17*	Amendment No. 1 to Letter Agreement dated January 5, 2009 between the Company and Oliver Press Partners, LLC, Oliver Press Investors, LLC, Augustus K. Oliver and Clifford Press (Previously filed as Exhibit 10.1 to Form 8-K filed January 8, 2009)
10.18*	Loan Agreement by and between Coherent, Inc. and Union Bank of California, N.A. dated as of March 31, 2008 (Previously filed as Exhibit 10.24 to Form 10-K/A for the year ended September 27, 2008)
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

COHERENT, INC.
Date: December 15, 2009	/s/ JOHN R. AMBROSEO
	By:	John R. Ambroseo
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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ JOHN R. AMBROSEO John R. Ambroseo (Director and Principal Executive Officer)	December 15, 2009 Date
/s/ HELENE SIMONET Helene Simonet (Principal Financial and Accounting Officer)	December 15, 2009 Date
/s/ SUSAN M. JAMES Susan M. James (Director)	December 15, 2009 Date
/s/ JOHN H. HART John H. Hart (Director)	December 15, 2009 Date
/s/ GARRY W. ROGERSON Garry W. Rogerson (Director)	December 15, 2009 Date
/s/ LAWRENCE TOMLINSON Lawrence Tomlinson (Director)	December 15, 2009 Date
/s/ SANDEEP VIJ Sandeep Vij (Director)	December 15, 2009 Date
/s/ L. WILLIAM KRAUSE L. William Krause (Director)	December 15, 2009 Date

STATEMENT OF MANAGEMENT RESPONSIBILITY

        Management is responsible for the preparation, integrity, and objectivity of the Consolidated Financial Statements and other financial information included in the Company's 2009 Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management. It is critical for investors and other users of the Consolidated Financial Statements to have confidence that the financial information that we provide is timely, complete, relevant and accurate

        Management, with oversight by the Company's Board of Directors, has established and maintains a corporate culture that requires that the Company's affairs be conducted to the highest standards of business ethics and conduct. Management also maintains a system of internal control that is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. This system is regularly monitored through direct management review, as well as extensive audits conducted by internal auditors throughout the organization.

        Our Consolidated Financial Statements as of and for the year ended October 3, 2009 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included an integrated audit under such standards.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coherent, Inc.:

        We have audited the accompanying consolidated balance sheets of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of October 3, 2009 and September 27, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 3, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2009 and September 27, 2008, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 2009, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 17 to the accompanying consolidated financial statements, on September 30, 2007, the Company changed its method of accounting for uncertain tax positions in accordance with the guidance provided in Accounting Standards Codification Topic 740, "Income Taxes," formerly Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109".

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 3, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 15, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
December 15, 2009

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	October 3, 2009	September 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$199,950	$213,826
Restricted cash	—	2,645
Short-term investments	43,685	4,268
Accounts receivable—net of allowances of $2,147 in 2009 and $2,494 in 2008	74,235	96,611
Inventories	97,767	120,519
Prepaid expenses and other assets	38,969	41,793
Deferred tax assets	28,164	30,121

Total current assets	482,770	509,783
Property and equipment, net	98,792	100,996
Goodwill	66,967	86,818
Intangible assets, net	19,738	27,556
Other assets	85,337	81,230

Total assets	$753,604	$806,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$9	$9
Accounts payable	21,639	26,333
Income taxes payable	1,953	7,847
Other current liabilities	62,741	79,138

Total current liabilities	86,342	113,327

Long-term obligations	6	15
Other long-term liabilities	91,685	94,606
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $.01:
Authorized—500,000 shares;
Outstanding—24,455 shares in 2009 and 24,191 shares in 2008	244	241
Additional paid-in capital	188,918	177,646
Accumulated other comprehensive income	80,269	79,089
Retained earnings	306,140	341,459

Total stockholders' equity	575,571	598,435

Total liabilities and stockholders' equity	$753,604	$806,383

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	October 3, 2009	September 27, 2008	September 29, 2007
Net sales	$435,882	$599,262	$601,153
Cost of sales	274,772	347,356	351,145

Gross profit	161,110	251,906	250,008

Operating expenses:
Research and development	61,417	74,287	74,590
In-process research and development	—	—	2,200
Selling, general and administrative	108,098	146,376	153,945
Impairment of goodwill	19,286	—	—
Amortization of intangible assets	7,466	8,651	8,152

Total operating expenses	196,267	229,314	238,887

Income (loss) from operations	(35,157)	22,592	11,121
Other income (expense):
Interest and dividend income	2,485	10,876	23,136
Interest expense	(228)	(152)	(10,849)
Other—net	(2,955)	3,971	5,515

Total other income (expense), net	(698)	14,695	17,802

Income (loss) before income taxes	(35,855)	37,287	28,923
Provision for (benefit from) income taxes	(536)	13,884	12,972

Net income (loss)	$(35,319)	$23,403	$15,951

Net income (loss) per share:
Basic	$(1.45)	$0.85	$0.51

Diluted	$(1.45)	$0.83	$0.50

Shares used in computation:
Basic	24,281	27,505	31,398

Diluted	24,281	28,054	32,024

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three Years in the Period Ended October 3, 2009

(In thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid- in Capital	Notes Rec. From Stock Sales	Accum. Other Comp. Income	Retained Earnings	Total
Balances, September 30, 2006	31,412	$311	$367,290	$(324)	$46,693	$303,534	$717,504
Components of comprehensive income:
Net income	—	—	—	—	—	15,951	15,951
Translation adjustment, net of tax	—	—	—	—	23,755	—	23,755
Unrealized gain on available for sale securities, net of tax	—	—	—	—	187	—	187
Net gain on derivative instruments, net of tax	—	—	—	—	37	—	37

Total comprehensive income							39,930
Amortization, issuance and forfeitures of restricted stock	1	—	(225)	—	—	—	(225)
Sales of shares under Employee Stock Option Plan	52	1	1,260	—	—	—	1,261
Sales of shares under Employee Stock Purchase Plan	87	1	2,521	—	—	—	2,522
Stock-based compensation	—	—	9,648	—	—	—	9,648
Tax benefit from employee stock options	—	—	22	—	—	—	22
Collection of notes receivable	—	—	—	324	—	—	324

Balances, September 29, 2007	31,552	313	380,516	—	70,672	319,485	770,986
Components of comprehensive income:
Net income	—	—	—	—	—	23,403	23,403
Translation adjustment, net of tax	—	—	—	—	8,247	—	8,247
Unrealized gain on available for sale securities, net of tax	—	—	—	—	165	—	165
Net gain on derivative instruments, net of tax	—	—	—	—	5	—	5

Total comprehensive income							31,820
Amortization, issuance and forfeitures of restricted stock	(32)	1	(884)	—	—	—	(883)
Sales of shares under Employee Stock Option Plan	643	7	16,501	—	—	—	16,508
Stock-based compensation	—	—	8,982	—	—	—	8,982
Tax benefit from employee stock options	—	—	665	—	—	—	665
Repurchases of Common Stock	(7,972)	(80)	(228,134)	—	—	—	(228,214)
Cumulative effect of adoption of tax accounting standard	—	—	—	—	—	(1,429)	(1,429)

Balances, September 27, 2008	24,191	241	177,646	—	79,089	341,459	598,435
Components of comprehensive income:
Net loss	—	—	—	—	—	(35,319)	(35,319)
Translation adjustment, net of tax	—	—	—	—	1,156	—	1,156
Unrealized gain on available for sale securities, net of tax	—	—	—	—	16	—	16
Net gain on derivative instruments, net of tax	—	—	—	—	8	—	8

Total comprehensive loss							(34,139)
Amortization, issuance and forfeitures of restricted stock	31	1	(725)	—	—	—	(724)
Sales of shares under Employee Stock Option Plan	9	—	226	—	—	—	226
Sales of shares under Employee Stock Purchase Plan	224	2	4,445	—	—	—	4,447
Stock-based compensation	—	—	7,326	—	—	—	7,326

Balances, October 3, 2009	24,455	$244	$188,918	$—	$80,269	$306,140	$575,571

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	October 3, 2009	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net income (loss)	$(35,319)	$23,403	$15,951
Adjustments to reconcile net income to net cash provided by operating activities:
Purchased in-process research and development	—	—	2,200
Non-cash restructuring and other charges (recoveries)	(356)	3,111	(128)
Depreciation and amortization	19,194	23,319	25,822
Amortization of intangible assets	7,466	8,651	8,152
Impairment of goodwill	19,286
Stock-based compensation	7,415	8,809	9,937
Excess tax benefit from stock-based compensation arrangements	(9)	(749)	(77)
Tax benefit from employee stock options	—	665	22
Deferred income taxes	(12,224)	(1,642)	2,037
Loss on disposal of property and equipment	594	417	10,722
Other non-cash expense	128	208	506
Non-cash impact of sale of CIOL	—	—	(1,993)
Non-cash write-off of Excel acquisition cost	—	—	491
Amortization of bond issue costs	—	—	5,139
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	24,854	9,049	12,211
Inventories	21,412	(6,491)	(8,377)
Prepaid expenses and other assets	2,302	7,019	(9,751)
Other assets	6,245	2,902	(5,208)
Accounts payable	(4,172)	(1,085)	(1,683)
Income taxes payable/receivable	1,481	1,717	(3,347)
Other current liabilities	(13,848)	(8,837)	3,356
Other long-term liabilities	(5,400)	(2,104)	637

Net cash provided by operating activities	39,049	68,362	66,619

Cash flows from investing activities:
Purchases of property and equipment	(21,627)	(22,612)	(21,693)
Proceeds from dispositions of property and equipment	1,604	12,863	24,630
Purchases of available-for-sale securities	(106,856)	(109,846)	(339,107)
Proceeds from sales and maturities of available-for-sale securities	67,435	151,362	341,978
Acquisition of businesses, net of cash acquired	—	—	(14,228)
Change in restricted cash	2,521	(109)	5
Premiums paid for life insurance contracts	—	—	(2,800)
Proceeds from sale of CIOL	—	6,519	—
Other-net	(25)	—	3

Net cash provided by (used in) investing activities	(56,948)	38,177	(11,212)

(continued)

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended
	October 3, 2009	September 27, 2008	September 29, 2007
Cash flows from financing activities:
Short-term borrowings	$8	$371	$—
Short-term repayments	(8)	(370)	—
Long-term debt borrowings	—	—	(200)
Long-term debt repayments	—	—	(200,002)
Cash overdrafts decrease	(470)	(855)	(1,854)
Repayments of capital lease obligations	(8)	(9)	(7)
Repurchase of common stock	—	(228,214)	—
Issuance of common stock under employee stock option and purchase plans	4,674	16,509	3,783
Excess tax benefits from stock-based compensation arrangements	9	749	77
Collection of notes receivable from stock sales	—	—	324

Net cash provided by (used in) financing activities	4,205	(211,819)	(197,879)

Effect of exchange rate changes on cash and cash equivalents	(182)	3,179	13,168

Net decrease in cash and cash equivalents	(13,876)	(102,101)	(129,304)
Cash and cash equivalents, beginning of year	213,826	315,927	445,231

Cash and cash equivalents, end of year	$199,950	$213,826	$315,927

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$194	$577	$6,397
Income taxes	$22,024	$18,781	$17,038
Cash received during the year for:
Income taxes	$10,333	$4,213	$1,253
Noncash investing and financing activities:
Unpaid property and equipment	$696	$1,052	$1,584

(concluded)

See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

        Founded in 1966, Coherent, Inc. provides photonics-based solutions in a broad range of commercial and scientific research applications. We design, manufacture, service and market lasers and related accessories for a diverse group of customers. Headquartered in Santa Clara, California, we have worldwide operations including research and development, manufacturing, sales, service and support capabilities.

2. SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

        Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2009, 2008 and 2007 ended on October 3, September 27, and September 29, respectively, and are referred to in these financial statements as fiscal 2009, fiscal 2008, and fiscal 2007 for convenience. Fiscal 2009 included 53 weeks; fiscal 2008 and 2007 included 52 weeks. The fiscal years of the majority of our international subsidiaries end on September 30. Accordingly, the financial statements of these subsidiaries as of that date and for the years then ended have been used for our consolidated financial statements. Management believes that the impact of the use of different year-ends is immaterial to our consolidated financial statements taken as a whole.

FASB Codification

        We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the "FASB." The FASB sets generally accepted accounting principles ("GAAP") that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. Over the years, the FASB and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc.

        The FASB embarked on a revised standard-setting process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification,™ ("ASC"), also referred to as the Codification. The Codification does not change how we account for our transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, we refer to topics in the ASC rather than by Statement Number. The above change was made effective by the FASB for periods ending on or after September 15, 2009. We have updated references to GAAP in this Annual Report on Form 10-K to reflect the guidance in the Codification.

Use of Estimates

        The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        In preparing the accompanying consolidated financial statements, we have reviewed, as deemed necessary by our management, events that have occurred after October 3, 2009, up until the date the consolidated financial statements were available for issuance, December 15, 2009.

Fair Value of Financial Instruments

        The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Short-term investments are comprised of available-for-sale securities, which are carried at fair value. Other non-current assets include trading securities related to our deferred compensation plans, which are carried at fair value. The recorded carrying amount of our long-term obligations approximates fair value at fiscal 2009 year-end. Foreign exchange contracts are stated at fair value based on prevailing financial market information.

Cash Equivalents

        All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash equivalents.

Concentration of Credit Risk

        Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. At fiscal 2009 year-end, the majority of our short-term investments are in bank certificates of deposit, federal agency obligations and commercial paper. Cash equivalents and short-term investments are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. The majority of our accounts receivable are derived from sales to customers for commercial applications. We perform ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. We maintain reserves for potential credit losses. Our products are broadly distributed and there were no customers who accounted for more than 10% of accounts receivable at fiscal 2009 or fiscal 2008 year-end.

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

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Activity in accounts receivable allowance is as follows (in thousands):

	Fiscal year-end
	2009	2008	2007
Beginning balance	$2,494	$2,918	$3,275
Additions charged to expenses	1,974	1,246	1,698
Deductions from reserves	(2,321)	(1,670)	(2,055)

Ending balance	$2,147	$2,494	$2,918

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):

	Fiscal year-end
	2009	2008
Purchased parts and assemblies	$30,945	$36,919
Work-in-process	30,680	46,128
Finished goods	36,142	37,472

Inventories	$97,767	$120,519

Property and Equipment

        Property and equipment are stated at cost and are depreciated or amortized using the straight-line method. Cost, accumulated depreciation and amortization and estimated useful lives are as follows (in thousands):

	Fiscal year-end
	2009	2008	Useful Life
Land	$6,281	$6,289
Buildings and improvements	71,159	68,120	5-40 years
Equipment, furniture and fixtures	184,282	199,099	3-10 years
Leasehold improvements	16,525	14,513	Lesser of useful life or terms of leases

	278,247	288,021
Accumulated depreciation and amortization	(179,455)	(187,025)

Property and equipment, net	$98,792	$100,996

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

Asset Retirement Obligations

        The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. All of our existing asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites and costs to clean up and dispose of certain fixed assets at our Finland site. We estimated that as of fiscal 2009 year-end, gross expected future cash flows of $2.1 million would be required to fulfill these obligations.

        The following table reconciles changes in our asset retirement liability for fiscal 2009 and 2008 (in thousands):

Asset retirement liability as of September 29, 2007	$1,256
Adjustment to asset retirement obligations recognized	54
Accretion recognized	84
Changes due to foreign currency exchange	70

Asset retirement liability as of September 27, 2008	1,464
Adjustment to asset retirement obligations recognized	36
Accretion recognized	112
Changes due to foreign currency exchange	67

Asset retirement liability as of October 3, 2009	$1,679

        At October 3, 2009, $337,000 of asset retirement liability is reported in other current liabilities and $1,342,000 is reported in other long-term liabilities on our consolidated balance sheets. At September 27, 2008, the asset retirement liability is reported in other long-term liabilities on our consolidated balance sheets.

Long-lived Assets

        We evaluate the carrying value of long-lived assets, including intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of long-lived assets are impaired based on a comparison to the undiscounted expected future net cash flows. If the comparison indicates that impairment exists, long-lived assets that are classified as held and used are written down to their respective fair values. When long-lived assets are classified as held for sale, they are written down to their respective fair values less costs to sell. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

        Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (see Note 8). Goodwill is tested for impairment by comparing the respective fair value with the respective carrying value of the reporting unit. Fair value is determined using a weighting of the Income (discounted cash flow), Market and Transaction approach valuation methodologies. Absent any impairment indicators, we perform our annual impairment tests at the beginning of the fourth quarter of each fiscal year using opening balance sheet as of the first day of the fourth fiscal quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year.

Intangible Assets

        Intangible assets, including acquired existing technology, customer lists, trade name, non-compete agreements, patents and order backlog are amortized on a straight-line basis over estimated useful lives of one year to fifteen years.

Warranty Reserves

        We provide warranties on certain of our product sales and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line. The weighted average warranty period covered is approximately 15 months. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods.

        Components of the reserve for warranty costs during fiscal 2009, 2008 and 2007 were as follows (in thousands):

	Fiscal
	2009	2008	2007
Beginning balance	$13,214	$13,660	$11,462
Additions related to current period sales	12,573	21,872	21,423
Warranty costs incurred in the current period	(15,461)	(22,287)	(20,157)
Accruals resulting from acquisitions	—	—	247
Adjustments to accruals related to prior period sales	(115)	(31)	685

Ending balance	$10,211	$13,214	$13,660

Revenue Recognition

        We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the product has been delivered or the service has been rendered, the price is fixed or determinable and collection is reasonably assured. Revenue from product sales is recorded when all of the foregoing conditions are met and risk of loss and title passes to the customer. Sales to customers are generally not subject to any price protection or return rights.

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

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives

        U.S. GAAP requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in OCI and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense).

        Our objective of holding derivatives is to minimize the risks of foreign currency fluctuation by using the most effective methods to eliminate or reduce the impact of these exposures. Principal currencies hedged include the Euro, Japanese Yen, British Pound, Korean Won and Chinese Renminbi.

        For foreign currency forward contracts, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. For foreign currency option contracts, hedge effectiveness is asserted when the critical elements representing the total changes in the option's cash flows continue to match the related elements of the hedged forecasted transaction. Should discrepancies arise, effectiveness is measured by comparing the change in option value and the change in value of a hypothetical derivative mirroring the critical elements of the forecasted transaction.

        Forwards not designated as hedging instruments are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. Our forward contracts have maturities of two months or less and changes in fair value of these derivatives are recognized in other income (expense).

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

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table presents information necessary to calculate basic and diluted earnings (loss) per share (in thousands, except per share data):

	Fiscal
	2009	2008	2007
Weighted average shares outstanding—basic (1)	24,281	27,505	31,398
Dilutive effect of employee awards	—	549	626

Weighted average shares outstanding—diluted	24,281	28,054	32,024

Net income (loss)	$(35,319)	$23,403	$15,951

Net income (loss)—basic	$(1.45)	$0.85	$0.51
Net income (loss)—diluted	$(1.45)	$0.83	$0.50

(1)
Net of restricted stock

        As the Company incurred a net loss for fiscal 2009, all potentially dilutive securities from stock options, employee stock purchase plan and restricted stock awards have been excluded from the diluted net loss per share computation as their effects were deemed anti-dilutive. A total of 2,265,373 and 1,369,385 potentially dilutive securities have been excluded from the dilutive share calculation for fiscal 2008 and 2007, respectively, as their effect was anti-dilutive.

        In September 2004, the Emerging Issues Task Force reached a final consensus that contingently convertible debt should be treated as convertible debt and included in the calculation of diluted earnings per share ("EPS"). The assumed proceeds from our previous $200.0 million 2.75% convertible subordinated notes (repaid in 2007) under the treasury stock method were calculated by subtracting the aggregate weighted- average conversion price from the average market price of the shares related to the contingently convertible debt. As the market price for our shares did not reach the conversion price at any point during fiscal 2007 while the contingently convertible debt was outstanding, there was no dilutive effect in our diluted EPS calculation under the treasury stock method. Therefore we did not include any shares related to the convertible subordinated notes in our calculation of diluted earnings per share for 2007.

Stock-Based Compensation

        We account for stock-based compensation using the fair value of the awards granted. We estimate the fair value of stock options granted using the Black-Scholes Merton model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We amortize the fair value of stock options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We value restricted stock units using the intrinsic value method. We amortize the value of restricted stock units on a straight-line basis over the restriction period. See Note 14 "Employee Stock Option and Benefit Plans" for a description of our stock-based employee compensation plans and the assumptions we use to calculate the fair value of stock-based employee compensation.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

        Advertising costs are expensed as incurred and were $2.2 million, $2.3 million and $2.6 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

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

        Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $100.9 million at fiscal 2009 year end. In addition to federal income taxes (which are not practicably determinable), withholding taxes of approximately $4.5 million would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

Adoption of New Accounting Pronouncement

        In December 2007, the FASB issued new disclosure requirements regarding collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. We adopted ASC Subtopic 808-10, "Collaborative Arrangements," (formerly Emerging Issues Task Force ("EITF") Consensus for Issue No. 07-1, "Accounting for Collaborative Arrangements) for our fiscal year beginning September 28, 2008. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

        In September 2006, the FASB issued guidance on fair value measurements and disclosures, ASC 820, "Fair Value Measurements and Disclosures" (formerly Statement of Financial Standards ("SFAS") No. 157, "Fair Value Measurements"). The guidance defined fair value, established a framework for measuring fair value in accordance with GAAP, and expanded disclosures about fair value measurements. We adopted this guidance in our first quarter of fiscal 2009 for financial assets and financial liabilities and the adoption did not have a significant impact on our consolidated financial position, results of operations and cash flows.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In March 2008, the FASB issued new disclosure requirements regarding derivative instruments and hedging activities, ASC 815, "Derivatives and Hedging" (formerly SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133"). This statement requires us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. We adopted these new disclosure requirements in our second quarter of fiscal 2009. The adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

        In April 2009, the FASB issued additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis, ASC Subtopic 825-65 "Financial Instruments—Transition and Open Effective Date Information" (formerly FSP FAS 107-1 & APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments"). Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. We adopted this guidance in our third quarter of fiscal 2009 and it did not have a significant impact on our consolidated financial position, results of operations and cash flows.

        In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly, codified in ASC Subtopic 820-10 "Fair Value Measurements and Disclosures" (formerly FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"). This also includes guidance on identifying circumstances that indicate a transaction is not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. We adopted this guidance in our third quarter of fiscal 2009 and it did not have a significant impact on our consolidated financial position, results of operations and cash flows.

        In April 2009, the FASB issued guidance, codified in ASC 320-10-65 "Investments—Debt and Equity Securities" (formerly FSP No. 115-2, "Recognition and Presentation of Other-Than-Temporary Impairments"), which amended existing guidance on determining whether an impairment for investments in debt securities is other than temporary to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We adopted the guidance in our third quarter of fiscal 2009 and it did not have a significant impact on our consolidated financial position, results of operations and cash flows.

        In May 2009, the FASB issued authoritative guidance establishing general standards of accounting and disclosure for events that occur subsequent to the balance sheet date but before financial statements are issued or are available to be issued. This guidance, codified in ASC 855-10 "Subsequent Events" (formerly SFAS No. 165, "Subsequent Events") sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted this guidance for the quarterly period ending July 4, 2009, and the adoption had no impact on our consolidated financial position, results of operations and cash flows.

Recently Issued Accounting Pronouncements

        In December 2007 the FASB revised the authoritative guidance for business combinations. As codified under ASC 805 "Business Combinations" (formerly SFAS No. 141(revised 2007), "Business Combinations"), the revised guidance retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. The revised guidance also requires that acquisition-related costs be recognized separately from the acquisition and recorded as an expense. This guidance will be effective for us for acquisitions after the beginning of our fiscal year 2010.

        In February 2008, the FASB issued guidance which delayed the effective date regarding fair value measurements and disclosures of nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The fair value guidance for non financial assets and liabilities is effective for us for our fiscal year beginning October 4, 2009. We do not expect that the adoption of this update, as codified in ASC 820-10 "Fair Value Measurements and Disclosures" (formerly FSP 157-2, "Effective Date of FASB Statement No. 157") will have a significant impact on our consolidated financial position, results of operations and cash flows.

        In April 2008, the FASB issued new requirements regarding the determination of the useful lives of intangible assets. As codified in ASC 350-30 "Intangibles—Goodwill and Other" (formerly FSP FAS No. 142-3, "Determination of the Useful Life of Intangible Assets"), this guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible; an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The new guidance is effective for our fiscal year beginning October 4, 2009 and will be applied prospectively to intangible assets acquired after the effective date. We will evaluate the potential impact of this guidance on intangibles acquired on a prospective basis.

        In April 2009, the FASB issued an amendment to the revised business combination guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, ASC 805, "Business Combinations" (formerly FSP FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies") . The requirements of this amended guidance carry forward without significant revision the guidance on contingencies which existed prior to January 1, 2009. Assets acquired and liabilities assumed in a

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

business combination that arise from contingencies are recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with the guidance on contingencies. Further, this statement eliminated the specific subsequent accounting guidance for contingent assets and liabilities resulting from business combinations without significantly revising previous guidance related to business combinations. This guidance is effective for us for acquisitions completed after the beginning of our fiscal year 2010.

        In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets, codified in ASC 810-10 "Consolidations" (formerly SFAS No. 166, "Accounting for Transfers of Financial Assets" and SFAS No.167, "Amendments to FASB Interpretation No. 46(R)"). The new guidance eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. In addition, qualifying special purpose entities ("QSPE") are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. These pronouncements are effective for our first quarter of fiscal year 2011. Earlier application is prohibited. We are currently evaluating the potential impact, if any, of the adoption of these pronouncements on our consolidated financial position, results of operations and cash flows.

        In November 2008, the FASB issued a new accounting standard regarding the accounting of defensive intangible assets, codified in ASC 350-30 "Intangibles and Goodwill—Other" (formerly EITF No. 08-7, "Accounting for Defensive Intangible Assets"), which clarifies accounting for defensive intangible assets subsequent to initial measurement. It applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under this update, a consensus was reached that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. This guidance is effective for us for acquisitions completed after the beginning of our fiscal year 2010.

        In September 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13—Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1 "Revenue Arrangements with Multiple Deliverables"). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        This Accounting Standards Update should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this standard on a retrospective basis. We are currently evaluating the potential impact and timing of the adoption of this update on our consolidated financial position, results of operations and cash flows.

3. RESTRUCTURING ACTIVITIES

        On April 16, 2008, we announced that we entered into an agreement to sell certain assets of our Auburn Optics ("Auburn") manufacturing operation to Research Electro-Optics, Inc. ("REO"), a privately held optics manufacturing and technology company. We also entered into a strategic supply agreement with REO. REO is providing optical manufacturing capabilities for us, including fabrication and coating of optical components. The transition of the optics manufacturing assets from Auburn to REO was completed in fiscal 2009. The transition has resulted in charges primarily for employee terminations, supplier qualification, moving costs for related equipment, and other exit related costs associated with a plan approved by management.

        During fiscal 2008, we consolidated our German DPSS manufacturing into our Lübeck, Germany site. The transfer was completed in our fourth quarter of fiscal 2008. On October 13, 2008, we announced the consolidation of the remainder of our Munich facility into our Göttingen site. The transfer was completed in our third quarter of fiscal 2009. The consolidation and transfers have resulted in charges primarily for employee terminations, other exit related costs associated with a plan approved by management and a grant repayment liability.

        During the second quarter of fiscal 2009, we announced our plans to close our facilities in Tampere, Finland and St. Louis, Missouri. The closure of our St. Louis site was completed in the fourth quarter of fiscal 2009. The closure of our Finland site is scheduled for completion by the end of fiscal 2010. These closure plans have resulted in charges primarily for employee termination and other exit related costs associated with a plan approved by management.

        Restructuring charges in fiscal 2009 and 2008 are recorded in cost of sales, research and development and selling, general and administrative expenses in our consolidated statements of operations.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

        The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for fiscal 2009 and 2008 (in thousands):

	Severance Related	Facilities Related Charges	Other Restructuring Costs	Total
Balance, September 29, 2007	$—	$476	$—	$476
Provision	3,654	75	2,075	5,804
Payments and other	(1,073)	(532)	(1,088)	(2,693)

Balance, September 27, 2008	2,581	19	987	3,587
Provision	8,302	3,508	3,627	15,437
Payments and other	(10,395)	(3,170)	(3,807)	(17,372)

Balance, October 3, 2009	$488	$357	$807	$1,652

        The current year severance related costs are primarily comprised of severance pay, outplacement services, medical and other related benefits for employees being terminated due to the transition of activities out of Auburn, California; Munich, Germany; St. Louis, Missouri and Tampere, Finland. The remaining severance related restructuring accrual balance of approximately $0.5 million at October 3, 2009 is expected to result in cash expenditures through the fourth quarter of fiscal 2010. The other restructuring costs are primarily for a grant repayment liability and other exit related costs associated with a plan approved by management.

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

        The goodwill recognized from this acquisition resulted primarily from anticipated increases in market share and synergies of combining this entity and was included in our Commercial Lasers and Components ("CLC") segment. None of the goodwill from this purchase is deductible for tax purposes. The identifiable intangible assets are being amortized over their respective useful lives of one to five years. During the first quarter of fiscal 2009, based on a decline in our stock price and other economic indicators, we concluded that we needed to review our goodwill balance for potential impairment. Based on that analysis, the goodwill for our CLC segment, including the goodwill associated with this acquisition, was determined to be impaired and written off in the first quarter of fiscal 2009. See Note 8 "Goodwill and Intangible Assets" for more information.

        At the date of acquisition, we immediately charged $2.2 million to expense, representing purchased IPR&D related to two development projects that had not yet reached technological feasibility and had, in management's opinion, no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the net cash flows from such project, and discounting the net cash flows back to its present value. Separate projected cash flows were prepared for both the existing, as well as the in-process projects. The key assumptions used in the valuation include, among others, the expected completion date of the in-process project identified as of the acquisition date, the estimated costs to complete the project, revenue contribution and expense projection assuming the resulting products have entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations was obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability level of such technology, and the uncertainty of technological advances that could potentially impact the estimates. Projected net cash flows were based on estimates of revenue and operating profit (loss) of the project. At October 3, 2009, one project remains on hold and the other is expected to become commercially viable in the first quarter of fiscal 2010.

        Unaudited pro forma results of operations had the acquisition taken place at the beginning of fiscal 2007 would have resulted in net sales of $606.1 million, net income of $16.4 million, and net income per basic and diluted share of $0.52 and $0.51, respectively, for fiscal 2007. These unaudited

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS (Continued)

pro forma results are not necessarily indicative of the results that actually would have been obtained had the acquisition been in effect for the periods described or that may be obtained in the future.

Lambda Physik

        At fiscal 2008 year-end, we had $2.6 million remaining in an escrow account to be applied towards remaining close out costs for the acquisition of our Lambda Physik subsidiary which was included in current restricted cash on our consolidated balance sheet for that period. We completed the close out activities during the first quarter of fiscal 2009, and have no restricted funds remaining on our balance sheet as of October 3, 2009.

5. FAIR VALUE OF CASH EQUIVALENTS AND MARKETABLE SECURITIES

        We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances; as of October 3, 2009, we did not have any assets or liabilities valued based on Level 3 valuations.

        Financial assets and liabilities measured at fair value as of October 3, 2009 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)
Money market fund deposits(1)	$16,481	$—	$16,481
Certificates of deposit(2)	—	143,886	143,886
U.S. Treasury and agency obligations(3)	—	47,770	47,770
Corporate notes and obligations(4)	—	51	51
Commercial paper(5)	—	8,598	8,598
Foreign currency contracts(6)	—	(4)	(4)

Total net assets measured at fair value	$16,481	$200,301	$216,782

(1)
Included in cash and cash equivalents on the Consolidated Balance Sheet.

(2)
Includes $141,423 recorded in cash and cash equivalents and $2,463 recorded in short-term investments on the Consolidated Balance Sheet.

(3)
Includes $9,599 recorded in cash and cash equivalents and $38,171 recorded in short-term investments on the Consolidated Balance Sheet.

(4)
Included in short-term investments on the Consolidated Balance Sheet.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FAIR VALUE OF CASH EQUIVALENTS AND MARKETABLE SECURITIES (Continued)

(5)
Includes $5,598 recorded in cash and cash equivalents and $3,000 recorded in short-term investments on the Consolidated Balance Sheet.

(6)
Includes $217 recorded in prepaid expenses and other assets and $221 recorded in other current liabilities on the Consolidated Balance Sheet.

6. SHORT-TERM INVESTMENTS

        We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Investments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related income taxes, recorded as a separate component of other comprehensive income ("OCI") in stockholders' equity until realized. Interest and amortization of premiums and discounts for debt securities are included in interest income. Gains and losses on securities sold are determined based on the specific identification method and are included in other income (expense).

        Cash, cash equivalents and short-term investments consist of the following (in thousands):

	Fiscal 2009 Year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$199,949	$1	$—	$199,950

Short-term investments:
Available-for-sale securities:
Commercial paper	$3,000	$—	$—	$3,000
Certificates of deposit	2,451	12	—	2,463
U.S. Treasury and agency obligations	38,152	19	—	38,171
Corporate notes and obligations	53	—	(2)	51

Total short-term investments	$43,656	$31	$(2)	$43,685

	Fiscal 2008 Year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$216,474	$2	$(5)	$216,471

Less: restricted cash				(2,645)

				$213,826

Short-term investments:
Available-for-sale securities:
Commercial paper	$1,496	$—	$—	$1,496
Certificates of deposit	900	5	—	905
U.S. Treasury and agency obligations	607	5	—	612
Corporate notes and obligations	1,254	7	(6)	1,255

Total short-term investments	$4,257	$17	$(6)	$4,268

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. SHORT-TERM INVESTMENTS (Continued)

        At fiscal 2008 year-end, $2.6 million of cash and cash equivalents were restricted for remaining close out costs associated with our purchase of the remaining outstanding shares of Lambda Physik (see Note 4).

        The amortized cost and estimated fair value of available-for-sale investments in debt securities at fiscal 2009 and 2008 year-ends, classified as short-term investments on our consolidated balance sheet, were as follows (in thousands):

	Fiscal Year-end
	2009		2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$41,151	$41,170	$2,926	$2,935
Due in 1 to 5 years	—	—	275	277
Due in 5 to 10 years	—	—	—	—
Due beyond 10 years	54	52	156	151

Total investments in available-for-sale debt securities	$41,205	$41,222	$3,357	$3,363

        During fiscal 2009, we received proceeds totaling $45.7 million from the sale of available-for-sale securities and realized gross losses of less than $0.1 million. During fiscal 2008, we received proceeds totaling $70.1 million from the sale of available-for-sale securities and realized gross losses of less than $0.1 million.

        The following table shows the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by the investment category and length of time that the individual securities have been in a continuous unrealized loss position at fiscal 2009 year-end (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency obligations	$2,990	$—	$—	$—	$2,990	$—
Corporate notes and obligations	—	—	52	(2)	52	(2)

Total	$2,990	$—	$52	$(2)	$3,042	$(2)

        U.S. Treasury and agency obligations:    There were no unrealized losses on these investments.

        Corporate notes and obligations:    The unrealized loss on our investments in corporate notes and obligations relates to a $0.1 million investment. The credit ratings of the investments in the notes and obligations range from AAA to A (S&P and Moody's) and therefore the decline in the market value is attributable to change in interest rates and not credit quality.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. We enter into foreign exchange forwards to minimize the risks of foreign currency fluctuation of specific assets and liabilities on the balance sheet; these are not designated as hedging instruments.

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

        For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).

        The outstanding notional amounts of hedge contracts, with maximum maturity of 1 month, are as follows (in thousands):

	October 3, 2009	September 27, 2008
Other foreign currency hedge contracts
Purchase	$23,199	$22,310
Sell	(7,779)	(8,470)

Net	$15,420	$13,840

        The location and fair value amounts of our derivative instruments reported in our Consolidated Balance Sheets as of October 3, 2009 were as follows (in thousands):

	Asset Derivatives October 3, 2009		Liability Derivatives October 3, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other assets	$217	Other current liabilities	$221

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        The location and amount of non-designated derivative instruments' loss in the Consolidated Statements of Operations for the fiscal year ended October 3, 2009 is as follows (in thousands):

		Amount of Loss Recognized in Income on Derivatives
	Location of Loss Recognized in Income on Derivatives	Fiscal Year Ended October 3, 2009
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense)	$(541)

8. GOODWILL AND INTANGIBLE ASSETS

        During the first quarter of fiscal 2009, our stock price declined substantially, which combined with expectations of declines in forecasted operating results due to the slowdown in the global economy, led the Company to conclude that a triggering event for review for potential goodwill impairment had occurred. Accordingly, as of December 27, 2008, we performed an interim goodwill impairment evaluation. Goodwill is tested for impairment first by comparing each reporting unit's fair value to its respective carrying value. If such comparison indicates a potential impairment, then the impairment is determined as the difference between the recorded value of goodwill and its fair value. The performance of this test is a two-step process.

        Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, we perform Step 2 of the goodwill impairment test to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the fair value of the affected reporting unit's goodwill against the carrying value of that goodwill.

        The reporting units we evaluated for goodwill impairment have been determined to be the same as our operating segments in accordance with SFAS No. 142 and include Commercial Lasers and Components ("CLC") and Specialty Lasers and Systems ("SLS"). We determined the fair value of our reporting units for the Step 1 test using a weighting of the Income (discounted cash flow), Market and Transaction approach valuation methodologies. Management completed and reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was required only for the CLC reporting unit. Our preliminary analysis indicated that the entire balance of the goodwill in the CLC reporting unit at that date was impaired and we recorded a non-cash goodwill impairment charge of $19.3 million in the first quarter of fiscal 2009. During the second quarter of fiscal 2009, we completed the Step 2 analysis for the CLC reporting unit at December 27, 2008 and determined that the entire balance of goodwill in the CLC reporting unit at that date was impaired. The estimated fair value of our SLS reporting unit exceeded its carrying value so no further impairment analysis was required for this reporting unit.

        During the second quarter of fiscal 2009, our expectations of declines in forecasted operating results due to the slowdown in the global economy and the further declines in our stock price led us to conclude that a triggering event for review for potential goodwill impairment had occurred. Accordingly, as of April 4, 2009, we performed an interim goodwill impairment evaluation, as required under ASC 350-10. This interim impairment evaluation utilized the same valuation techniques used in our impairment valuation in the first quarter of fiscal 2009. Based on the results of our Step 1 analysis, we determined that no additional goodwill impairment was indicated. During the third quarter of fiscal

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND INTANGIBLE ASSETS (Continued)

2009, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.

        We performed our annual impairment testing as of the beginning of the fourth quarter using the opening balance sheet as of the first day of the fourth quarter of fiscal 2009 and noted no impairment. During the fourth quarter of fiscal 2009, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.

        The changes in the carrying amount of goodwill by segment for fiscal 2009 and 2008 are as follows (in thousands):

	Commercial Lasers and Components	Specialty Laser Systems	Total
Balance as of September 29, 2007	$24,091	$59,285	$83,376
Translation adjustments and other	(305)	3,747	3,442

Balance as of September 27, 2008	23,786	63,032	86,818
Reclassification (see Note 18)	(4,500)	4,500	—
Impairment loss	(19,286)	—	(19,286)
Translation adjustments and other	—	(565)	(565)

Balance as of October 3, 2009	$—	$66,967	$66,967

        The components of our amortizable intangible assets are as follows (in thousands):

	Fiscal 2009 Year-end			Fiscal 2008 Year-end
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$54,477	$(39,220)	$15,257	$54,615	$(33,370)	$21,245
Patents	10,440	(8,975)	1,465	10,496	(8,090)	2,406
Order backlog	5,015	(5,002)	13	5,052	(5,034)	18
Customer lists	5,421	(3,763)	1,658	5,440	(3,253)	2,187
Trade name	3,833	(2,488)	1,345	3,861	(2,236)	1,625
Non-compete agreement	1,590	(1,590)	—	2,454	(2,379)	75

Total	$80,776	$(61,038)	$19,738	$81,918	$(54,362)	$27,556

        The weighted average remaining amortization period for existing technology, patents, trade name, customer lists and non-compete agreements are approximately 4 years, 2 years, 4 years, 3 years and 1 year, respectively. Amortization expense for intangible assets during fiscal years 2009, 2008 and 2007

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND INTANGIBLE ASSETS (Continued)

was $7.5 million, $8.7 million and $8.2 million, respectively. Estimated amortization expense for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2010	$6,905
2011	5,121
2012	3,360
2013	1,945
2014	1,108
Thereafter	1,299

Total	$19,738

9. BALANCE SHEET DETAILS

        Prepaid expenses and other assets consist of the following (in thousands):

	Fiscal Year-end
	2009	2008
Prepaid and refundable income taxes	$22,041	$23,277
Prepaid expenses and other	16,928	18,516

Total prepaid expenses and other assets	$38,969	$41,793

        Other assets consist of the following (in thousands):

	Fiscal Year-end
	2009	2008
Assets related to deferred compensation arrangements (see Note 14)	$21,629	$28,122
Deferred tax assets	60,819	50,208
Other assets	2,889	2,900

Total other assets	$85,337	$81,230

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BALANCE SHEET DETAILS (Continued)

        Other current liabilities consist of the following (in thousands):

	Fiscal Year-end
	2009	2008
Accrued payroll and benefits	$19,967	$30,807
Accrued expenses and other	9,918	12,252
Reserve for warranty	10,211	13,214
Other taxes payable	4,361	4,858
Customer deposits	2,208	2,324
Accrued restructuring charges (Note 3)	1,652	3,587
Deferred income	14,424	12,096

Total other current liabilities	$62,741	$79,138

        Other long-term liabilities consist of the following (in thousands):

	Fiscal Year-end
	2009	2008
Long-term taxes payable	$51,483	$45,343
Deferred compensation (see Note 14)	22,723	28,459
Deferred tax liabilities	9,651	13,738
Deferred income	2,109	1,800
Asset retirement liability (see Note 2)	1,342	1,464
Other long-term liabilities	4,377	3,802

Total other long-term liabilities	$91,685	$94,606

10. SHORT-TERM BORROWINGS

        We have several lines of credit which allow us to borrow in the applicable local currency. At October 3, 2009, we had used $1.3 million of our available foreign lines of credit, which total $17.3 million. These credit facilities were used as guarantees in Europe during fiscal 2009. In addition, our domestic line of credit, which was opened on March 31, 2008, includes a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2010 and is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance. No amounts have been drawn on our domestic line of credit as of October 3, 2009

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LONG-TERM OBLIGATIONS

        The components of long-term obligations are as follows (in thousands):

	Fiscal Year-end
	2009	2008
Capital leases	$15	$24
Current portion	(9)	(9)

Long-term obligations	$6	$15

12. COMMITMENTS AND CONTINGENCIES

Commitments

        We lease several of our facilities under operating leases.

        Future minimum payments under our non-cancelable operating leases at October 3, 2009 are as follows (in thousands):

Fiscal
2010	$7,669
2011	6,338
2012	4,494
2013	3,692
2014	3,371
Thereafter	6,151

Total	$31,715

        Rent expense, exclusive of sublease income, was $11.8 million, $10.5 million and $9.5 million in fiscal 2009, 2008 and 2007, respectively. Sublease income was $0.1 million, $0.1 million and $0.8 million for fiscal years 2009, 2008 and 2007, respectively.

        As of October 3, 2009, we had total purchase commitments for inventory of approximately $9.9 million and purchase obligations for fixed assets and services of $5.2 million compared to $15.5 million of purchase commitments for inventory and $8.2 million of purchase obligations for fixed assets and services at September 27, 2008.

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

        Between February 15, 2007 and March 2, 2007, three purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

the Company's current and former officers and directors. The Company is named as a nominal defendant. The complaints generally allege that the defendants breached their fiduciary duties and violated the securities laws in connection with the granting of stock options, the accounting treatment for such grants, the issuance of allegedly misleading public statements and stock sales by certain of the individual defendants. On May 30, 2007, these lawsuits were consolidated under the caption In re Coherent, Inc. Shareholder Derivative Litigation, Lead Case No. C-07-0955-JF (N.D. Cal.). On June 25, 2007, plaintiffs filed an amended consolidated complaint. The consolidated complaint asserts causes of action for alleged violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty and/or aiding and abetting breaches of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, insider selling and misappropriation of information. The consolidated complaint seeks, among other relief, disgorgement and damages in an unspecified amount, an accounting, rescission of allegedly improper stock option grants, punitive damages and attorneys' fees and costs.

        The Company's Board of Directors appointed a Special Litigation Committee ("SLC") comprised of independent director Sandeep Vij to investigate and evaluate the claims asserted in the derivative litigation and to determine what action(s) should be taken with respect to the derivative litigation. On September 8, 2009, Coherent, Inc., by and through the SLC, plaintiffs, and certain of Coherent's former and current officers and directors filed with the court a Stipulation of Settlement reflecting the terms of a settlement that would resolve all claims alleged in the consolidated complaint.

        On September 14, 2009, the United States District Court for the Northern District of California issued an order granting preliminary approval of the settlement of the three purported shareholder derivative lawsuits. On November 20, 2009, the court held a hearing for final approval of the settlement, and on November 24, 2009, the court entered an Order and Final Judgment, which approved the settlement and dismissed the action with prejudice. Following the payment of the attorneys' fees and expenses, we received a net cash benefit of $2.25 million from the settlement on December 11, 2009.

13. STOCKHOLDERS' EQUITY

        Each outstanding share of our common stock carried a stock purchase right ("right") issued pursuant to a dividend distribution declared by our Board of Directors and distributed to stockholders of record on November 17, 1989. When exercisable, each right entitled the stockholder to buy one share of our common stock at an exercise price of $80. The rights would become exercisable following the tenth day after a person or group announces an acquisition of 20% or more of our common stock or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 20% or more of the common stock. The rights would be redeemed at $.01 per right at any time on or before the 10th day following the acquisition by a person or group of 20% or more of our common stock.

        If, prior to redemption of the rights, we were acquired in a merger or other business combination in which we were the surviving corporation, or a person or group acquires 20% or more of our common stock, each right owned by a holder of less than 20% of the common stock would entitle its owner to purchase, at the right's then current exercise price, a number of shares of common stock of Coherent having a fair market value equal to twice the right's exercise price. If we sold more than 50% of our assets or earning power or were acquired in a merger or other business combination in which we

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCKHOLDERS' EQUITY (Continued)

were not the surviving corporation, the acquiring person was required to assume the obligations under the rights and the rights would become exercisable to acquire common stock of the acquiring person at the discounted price. These rights expired on December 16, 2008.

        On February 12, 2008, the Company announced that the Board of Directors had authorized the Company to repurchase up to $225 million of its common stock through a modified "Dutch Auction" tender offer and an additional $25 million of its common stock, following the completion or termination of the tender offer, under its stock repurchase program, terminating no later than February 11, 2009. On March 17, 2008, we completed our tender offer, repurchased and retired 7,972,313 shares of outstanding common stock at a price of $28.50 per share for a total of $228.2 million, including expenses. Such repurchases were accounted for as a reduction in additional paid in capital. There were no other repurchases during fiscal 2009 or fiscal 2008 and the program has expired.

14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS

Deferred Compensation Plans

        Under our deferred compensation plans ("plans"), eligible employees are permitted to make compensation deferrals up to established limits set under the plans. Asset investments in Company-owned life insurance contracts held under the plans are recorded at the cash surrender value of the insurance contracts. Asset investments in mutual funds and cash are recorded at their respective fair values. Life insurance premiums loads, policy fees and cost of insurance that are paid from the asset investments and gains and losses from the asset investments for these plans are recorded as components of other income or expense. Increases in the obligation to plan participants are recorded as operating expenses. At fiscal 2009 year-end, the cash surrender value of Company-owned life insurance contracts was $16.7 million and the fair value of mutual funds was $7.1million. At fiscal 2009 year-end, $21.6 million was recorded as non-current other assets (see Note 9) and $2.2 million was recorded as current assets. At fiscal 2008 year-end, the cash surrender value of Company-owned life insurance contracts was $19.4 million and the fair value of mutual funds was $10.7 million. At fiscal 2008 year-end, $28.1 million was recorded as non-current other assets (see Note 9) and $2.0 million was recorded as current assets. Liabilities associated with participant balances under our deferred compensation plans are affected by individual contributions and distributions made, as well as gains and losses on the participant's investment allocation election. See Note 9 "Balance Sheet Details" for more information regarding the liability balances at fiscal 2009 and 2008 year ends.

Coherent Employee Retirement and Investment Plan

        Under the Coherent Employee Retirement and Investment Plan, we match employee contributions to the plan up to a maximum of 4% of the employee's individual earnings. Employees become eligible for participation on their first day of employment and for Company matching contributions after completing one year of service. The Company matching contribution percentage was decreased from 6% to 4% during fiscal 2009. Our contributions (net of forfeitures) during fiscal 2009, 2008, and 2007 were $3.4 million, $4.8 million and $4.1 million, respectively.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

Employee Stock Purchase Plan

        We have an Employee Stock Purchase Plan ("ESPP") whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. During fiscal 2009, 2008 and 2007, a total of 224,226, none and 87,191 shares, respectively, were purchased by and distributed to employees at an average price of $19.83, none and $28.93 per share, respectively. At fiscal 2009 year-end, we had 600,310 shares of our common stock reserved for future issuance under the plan.

        In the second quarter of fiscal 2007, the ESPP was suspended and employee contributions made to the ESPP were returned while a voluntary review of our historical stock option practices was conducted. The ESPP was reopened on March 2, 2008 with an 8 month offering period ending October 31, 2008 and employees began making contributions during the second quarter of fiscal 2008.

Stock Option Plans

        We have two Stock Option Plans for which all service providers are eligible participants and a non-employee Directors' Stock Option Plan for which only non-employee directors are eligible participants. The Directors' Stock Option Plan is designed to work automatically without administration, however to the extent administration is necessary, it will be performed by the Board of Directors (or an independent committee thereof). Under these three plans, Coherent may grant options to purchase up to an aggregate of 5,500,000, 6,300,000 and 689,000 shares of common stock, respectively, of which zero, 3,030,282 and 124,000, respectively, remain available for grant at fiscal 2009 year-end. Employee options are generally exercisable between two and four years from the grant date at a price equal to the fair market value of the common stock on the date of the grant and generally vest 25% to 50% annually. The Company settles stock option exercises with newly issued shares of common stock. Grants under employee plans generally expire six years from the original grant date. Director options are automatically granted to our non-employee directors. Such directors initially receive a stock option for 24,000 shares exercisable over a three-year period and an award of restricted stock units of 2,000 shares. Additionally, the non-employee directors receive an annual stock option grant of 6,000 shares exercisable as to 50% of the shares on the day prior to each of the next two annual stockholder meetings. Grants under director plans expire ten years from the original grant date. In addition, each non-employee director receives an annual grant of 2,000 shares of restricted stock units that vest on the day prior to the annual stockholder meeting held in the third calendar year following the date of grant.

        In the second quarter of fiscal 2007, the Company stopped granting stock options while a voluntary review of our historical stock option practices was conducted. The Company resumed granting stock options in the first quarter of fiscal 2008.

        In April 2008, we initiated a tender offer for non-executive officer employees related to certain discount options discovered during our voluntary review of our historical stock option practices. Discount options are options with an exercise price that is less than the fair market value of the shares underlying the option at the time of grant. The discounted options included in this offer were certain options which vested after December 31, 2004. During the tender offer period, employees had the ability to amend the exercise price per share for eligible options to the fair market value of the underlying option as of the measurement date of that option, and receive a cash payment for the

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

difference between the discounted share price and the amended share price. This amendment was designed to allow holders of discount options to avoid certain adverse tax consequences associated with discount options. The offer expired on May 9, 2008. The incremental stock compensation expense resulting from the offer was $0.4 million which was recognized immediately as all eligible options were fully vested. During fiscal 2009 and 2008, we also recorded expense of $0.5 million and $2.5 million, respectively, for tax payments to be made to United States and United Kingdom tax authorities on behalf of employees in connection with these amended shares.

Fair Value of Stock Compensation

        We recognize compensation expense for all share-based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

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

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

        The fair values of the Company's stock options granted to employees and shares purchased under the stock purchase plan for fiscal 2009, 2008 and 2007 were estimated using the following weighted-average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	Fiscal			Fiscal
	2009	2008	2007	2009	2008	2007
Expected life in years	4.2	3.5	4.4	0.5	0.7	0.5
Expected volatility	48.0%	29.5%	34.2%	50.7%	31.9%	29.0%
Risk-free interest rate	2.0%	3.9%	4.7%	0.8%	1.8%	5.1%
Expected dividends	none	none	none	none	none	none
Weighted average fair value per share	$8.95	$8.78	$12.04	$6.50	$7.31	$8.43

Stock Compensation Expense

        The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for fiscal 2009, 2008 and 2007 (in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Cost of sales	$753	$1,893	$1,809
Research and development	933	1,970	1,899
Selling, general and administrative	5,199	9,062	6,666
Income tax benefit	(1,084)	(3,919)	(3,204)

	$5,801	$9,006	$7,170

        Total stock-based compensation cost capitalized as part of inventory during fiscal 2009 was $0.8 million. $0.9 million was amortized into income during fiscal 2009, which includes amounts capitalized in fiscal 2009 and amounts carried over from fiscal 2008. Total stock-based compensation cost capitalized as part of inventory during fiscal 2008 was $1.3 million. $1.1 million was amortized into income during fiscal 2008, which includes amounts capitalized in fiscal 2008 and amounts carried over from fiscal 2007. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

        At fiscal 2009 year-end, the total compensation cost related to unvested stock-based awards granted to employees under the Company's stock option and award plans but not yet recognized was approximately $7.3 million, net of estimated forfeitures of $1.4 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.5 years and will be adjusted for subsequent changes in estimated forfeitures.

        At fiscal 2009 year-end, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $0.1 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month.

        The stock option exercise cash flows reclass from operations to financing, results from the excess tax benefits (i.e., windfalls only for tax deductions in excess of the stock-based compensation cost

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

recognized) determined on a grant- by- grant basis. During fiscal 2009 and fiscal 2008, we recorded approximately $0.0 million and $0.7 million, respectively, of excess tax benefits as cash flows from financing activities.

        During fiscal 2008, our Board of Directors approved an extension of the exercise period to August 25, 2009 for 397,500 fully vested stock options previously granted by the Company to employees. As a result, we recorded approximately $0.5 million in compensation expense related to the stock option modification during fiscal 2008. During fiscal 2007, our Board of Directors approved an extension of the exercise period to December 31, 2007 for 210,088 fully vested stock options previously granted by the Company to employees. As a result, we recorded approximately $0.5 million in compensation expense related to the stock option modification during fiscal 2007. There were no extensions granted during fiscal 2009.

        During fiscal 2008, we recorded cash-based compensation expense of $0.6 million for cash payments to employees for options that were not able to be exercised due to the internal stock option investigation. In addition, we recorded compensation expense of $0.5 million and $1.6 million, respectively, in fiscal 2009 and fiscal 2008 for tax payments to be made to United States and United Kingdom tax authorities on behalf of employees in connection with discounted options previously exercised, for the adverse tax consequences associated with these discount options. We also recorded $0.4 million in fiscal 2008 for tax payments to be made to United States tax authorities on behalf of employees in connection with shares amended to allow the holders of unexercised discount options to avoid certain adverse tax consequences associated with those discount options.

Stock Options & Awards Activity

        The following is a summary of option activity for our Stock Option Plans for the year ended October 3, 2009 (in thousands, except per share amounts and remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 28, 2008	2,880	$30.31
Granted	499	22.30
Exercised	(9)	25.37
Forfeitures	(26)	25.94
Expirations	(850)	28.34

Outstanding at October 3, 2009	2,494	$29.44	3.4	$562

Vested and expected to vest at October 3, 2009	2,458	$29.54	3.4	$547

Exercisable at October 3, 2009	1,968	$31.23	2.7	$147

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for in-the-money options. During fiscal 2009, 2008 and 2007, the aggregate intrinsic value of options exercised under the Company's stock option plans were $0.1 million, $6.0 million and $0.5 million, respectively, determined as of the date of option exercise.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

        Under our 2001 Stock Plans, employees and non-employee directors are eligible for grants of restricted stock awards and/or restricted stock units. Restricted stock awards and restricted stock units are independent of option grants and are typically subject to vesting restrictions—either time-based or performance-based conditions for vesting. All of the shares of restricted stock outstanding as of fiscal 2009 year-end were subject to forfeiture if employment terminates prior to the release of restrictions. Until such restricted stock vests, ownership of the shares (including those issuable upon vesting of the applicable restricted stock unit) cannot be transferred.

  •
  The service based restricted stock awards generally vest three years from the date of grant.

  •
  The service based restricted stock unit awards are generally subject to annual vesting over three years from the date of grant.

  •
  The performance based restricted stock grants were subject to annual vesting over three years depending upon the achievement of performance measurements ("Performance Restricted Stock").

  •
  The performance-based restricted stock unit award grants are generally subject to a single vest measurement three years from the date of grant, depending upon achievement of performance measurements ("Performance RSUs").

        The performance measurements for the Performance Restricted Stock were tied to the Company's internal metrics for revenue growth and EBITDA percentage and are variable, so that the number of shares earned ranged from 0% to 200% of the grant target for fiscal 2007 and fiscal 2008. For fiscal 2008 and 2007, the Company determined that the metrics have not been met, and that no shares would be earned. These grants expired during fiscal 2009.

        The Performance RSUs were granted during the second quarter of fiscal 2008 and have a single vesting measurement date of November 14, 2010, which vest as to anywhere between 0% and 300% of the targeted amount based upon achievement by the Company of (a) an annual revenue threshold amount and (b) adjusted EBITDA percentage targets. For the purposes of calculating potentially dilutive shares, performance RSU's are included at 100% of target.

        Restricted stock (not including performance based restricted stock and units) has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards and units, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. We had 356,528 shares and units of restricted stock outstanding at fiscal 2009 year-end and 341,015 shares and units of restricted stock outstanding at fiscal 2008 year-end.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

        The following table summarizes our restricted stock award and restricted stock unit activity for fiscal 2009, 2008 and 2007 (in thousands, except per share amounts):

	Number of Shares(3)	Weighted Average Grant Date Fair Value
Nonvested stock at September 30, 2006	299	$33.06
Granted	8	32.23
Vested(1)	(19)	33.20
Forfeited	(27)	33.23

Nonvested stock at September 29, 2007	261	$33.02
Granted	262	28.72
Vested(2)	(79)	33.35
Forfeited	(103)	32.80

Nonvested stock at September 27, 2008	341	$29.70
Granted	178	22.38
Vested(2)	(112)	30.72
Forfeited	(50)	30.22

Nonvested stock at October 3, 2009	357	$25.66

(1)
Performance-based restricted shares earned based on achievement of goals for fiscal 2006.

(2)
Service-based restricted stock vested during fiscal 2008 and 2009.

(3)
Performance-based awards and units included at 100% of target goal.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

        Option activity for all plans for fiscal 2008 and 2007 is summarized as follows (in thousands, except per share amounts):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, September 30, 2006	3,823	$29.15
Options granted	25	33.87
Options exercised	(53)	24.13
Options forfeited	(99)	31.26
Options expired	(500)	33.37

Outstanding, September 29, 2007	3,196	$29.00
Options granted	851	32.50
Options exercised	(643)	25.67
Options forfeited	(75)	32.99
Options expired	(449)	31.36

Outstanding, September 27, 2008	2,880	$30.31

        At fiscal 2009 year-end, 3,154,282 options were available for future grant under all plans. At fiscal 2009 year-end, all outstanding stock options have been issued under plans approved by our shareholders.

        The following table summarizes information about stock options outstanding at fiscal 2009 year-end:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price per Share
$15.21 - $22.97	113,350	$18.01	6.39	37,500	$19.06
$22.97 - $23.16	406,300	23.16	5.10	1,850	23.00
$24.19 - $26.12	44,419	25.74	1.20	44,419	25.74
$26.41 - $26.41	291,000	26.41	0.80	291,000	26.41
$26.90 - $28.40	253,046	27.50	3.76	209,046	27.41
$28.72 - $32.23	185,350	31.74	2.60	182,850	31.78
$32.95 - $32.95	680,250	32.95	4.00	680,250	32.95
$33.18 - $35.01	402,965	34.18	2.61	402,965	34.18
$35.03 - $35.27	114,640	35.04	1.65	114,640	35.04
$37.91 - $37.91	3,000	37.91	2.59	3,000	37.91

$15.21 - $37.91	2,494,320	$29.44	3.40	1,967,520	$31.23

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

        There were 2,442,162 and 2,865,401 options exercisable as of fiscal 2008 and 2007 year-ends with weighted average exercise prices of $29.99 per share and $27.99 per share, respectively.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Activity in accumulated other comprehensive income (loss) related to derivatives, net of tax, held by us is as follows (in thousands):

Balance, September 29, 2007	$(98)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	5

Balance, September 27, 2008	(93)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	8

Balance, October 3, 2009	$(85)

        Accumulated other comprehensive income (net of tax) at fiscal 2009 year-end is comprised of accumulated translation adjustments of $80.3 million and net loss on derivative instruments of $0.1 million. Accumulated other comprehensive income (net of tax) at fiscal 2008 year-end is comprised of accumulated translation adjustments of $79.2 million and net loss on derivative instruments of $0.1 million.

16. OTHER INCOME (EXPENSE), NET

        Other income (expense) includes other-net which is comprised of the following (in thousands):

	Fiscal
	2009	2008	2007
Foreign exchange gain (loss)	$(1,101)	$1,965	$1,259
Sublease income, net of expenses	—	—	810
Net gain on sale of assets	—	—	974
Japan consumption tax benefit(1)	2,497	3,330	—
Gain (loss) on investments, net	(4,305)	(99)	2,880
Other—net	(46)	(1,225)	(408)

Other income (expense), net	$(2,955)	$3,971	$5,515

(1)
The Japanese consumption tax (JCT) benefit is due to a two-year exemption from the JCT registration and filing requirements.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES

        The provision for (benefit from) income taxes on income (loss) before income taxes consists of the following (in thousands):

	Fiscal
	2009	2008	2007
Currently payable:
Federal	$735	$5,956	$3,434
State	103	316	542
Foreign	10,154	10,959	8,045

	10,992	17,231	12,021
Deferred:
Federal	(10,126)	(7,069)	(3,586)
State	(537)	1,195	(3,033)
Foreign	(865)	2,527	7,570

	(11,528)	(3,347)	951

Provision for (benefit from) income taxes	$(536)	$13,884	$12,972

        The components of income (loss) before income taxes consist of (in thousands):

	Fiscal
	2009	2008	2007
United States	$(56,043)	$(6,222)	$(11,376)
Foreign	20,188	43,509	40,299

Income (loss) before income taxes	$(35,855)	$37,287	$28,923

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

        The reconciliation of the income tax expense (benefit) at the U.S. Federal statutory rate (35% in fiscal years 2009, 2008 and 2007) to actual income tax expense (benefit) is as follows (in thousands):

	Fiscal
	2009	2008	2007
Federal statutory tax expense (benefit)	$(12,549)	$13,051	$10,123
Valuation allowance	6,756	218	3,679
Foreign taxes at rates in excess of (less than) U.S. rates, net	(403)	(186)	3,436
Stock-based compensation	1,875	1,264	782
State income taxes, net of federal income tax benefit	(1,376)	471	(333)
Research and development credit	(2,525)	(1,153)	(5,701)
In-process research and development	—	—	770
Impairment of goodwill	6,750	—	—
Deferred compensation	944	187	(550)
Other	(8)	32	766

Provision for (benefit from) income taxes	$(536)	$13,884	$12,972

Effective tax rate	1.5%	37.2%	44.9%

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

        The significant components of deferred tax assets and liabilities were (in thousands):

	Fiscal year-end
	2009	2008
Deferred tax assets:
Reserves and accruals not currently deductible	$23,954	$24,914
Operating loss carryforwards and tax credits	61,691	49,588
Capital loss carryforwards	54	1,672
Asset impairment	—	706
Other prepaids	6,336	5,753
Deferred service revenue	2,233	1,912
Depreciation and amortization	2,600	43
Inventory capitalization	4,870	1,460
Stock-based compensation	9,124	9,037
Competent authority offset to transfer pricing tax reserves	19,762	18,949
Other	61	—

	130,685	114,034
Valuation allowance	(6,807)	(1,672)

	123,878	112,362
Deferred tax liabilities:
Gain on issuance of stock by subsidiary	22,660	22,660
Depreciation and amortization	7,842	8,580
Accumulated translation adjustment	5,308	7,306
Other	9,960	9,055

	45,770	47,601

Total deferred tax assets and liabilities	$78,108	$64,761

        In determining our fiscal 2009, 2008 and 2007 tax provisions under ASC Subtopic 740, "Income Taxes", we calculated the deferred tax assets and liabilities for each separate tax entity. We then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. We determined that a valuation allowance was appropriate for a portion of the deferred tax assets of our California R&D tax credits, foreign net operating losses and capital loss carryforwards at fiscal 2009, 2008 and 2007 year ends.

        For U.S. tax purposes, we increased our valuation allowance on deferred tax assets to $6.8 million for fiscal 2009 primarily for California R&D tax credits as a result of new California legislation and the ability to utilize foreign net operating losses.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

        The net deferred tax asset is classified on the consolidated balance sheets as follows (in thousands):

	Fiscal year-end
	2009	2008
Current deferred income tax assets	$28,164	$30,121
Current deferred income tax liabilities	(1,224)	(1,830)
Non-current deferred income tax assets	60,819	50,208
Non-current deferred income tax liabilities	(9,651)	(13,738)

Net deferred tax assets	$78,108	$64,761

        We have various tax attribute carryforwards which include the following:

  •
  Federal net operating loss carryforwards of $12.2 million which will expire in fiscal years 2024 to 2029. Foreign net operating loss carryforwards are $11.2 million, of which $7.5 million have no expiration date and of which $3.7 million will expire in fiscal years 2017 to 2019.

  •
  Federal capital loss carryforwards of $0.1 million which will expire in fiscal year 2011. State capital loss carryforwards of $0.1 million which will expire in fiscal 2011.

  •
  Federal R&D credit carryforwards of $11.0 million which will expire in fiscal years 2022 to 2029. California R&D credit carryforwards of $14.7 million that have no expiration date.

  •
  Federal foreign tax credit carryforwards of $18.5 million which will expire in fiscal years 2015 to 2019.

        Included in the net deferred tax asset balance is $5.3 million of deferred tax liabilities related to the accumulated translation adjustment. The associated tax expenses were appropriately recorded as a part of other comprehensive income.

        The IRS is conducting an audit of our 2003 and 2004 tax returns. The IRS has issued a number of Notices of Proposed Adjustments ("NOPAs") to these returns. Among other items, the IRS has challenged our research and development credits and our extraterritorial income ("ETI") exclusion. We have agreed to the various adjustments proposed by the IRS and we believe that we have adequately provided for these exposures and any other items identified by the IRS as a result of the audit of these tax years. As part of its audit of our 2003 and 2004 years, the IRS has requested information related to our stock option investigation and we complied with this request and we will address any other issues that are raised in a timely manner. The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns.

        The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We received a NOPA from the IRS in October 2008 to decrease the amount of research and development credits generated in years 2000 and 2001. We have responded to this NOPA and we are disputing the adjustment with the IRS through the appeals process available to us. While we believe we have adequately provided for any adjustments related to these credits that may be determined under the IRS appeals process, there exists the possibility of a material adverse impact on our results of operations in the event that this issue is resolved unfavorably to us.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

        The German tax authorities are conducting an audit of our subsidiary in Göttingen and its affiliates for the tax years 1999 through 2005. We believe that we have adequately provided for any adjustments that may be proposed by the German tax authorities.

        Effective September 30, 2007, we adopted the provisions of ASC Subtopic 740, "Income Taxes" (formerly FASB Financial Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" and FASB Staff Position FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48"). Upon adoption, we recorded a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $1.4 million in accordance with the transition rules. We had historically classified interest and penalties and unrecognized tax benefits as current liabilities. With this adoption, we classify gross interest and penalties and unrecognized tax benefits that are not expected to result in payment within one year as non-current liabilities in the consolidated balance sheets. The total amount of gross unrecognized tax benefits as of the date of adoption was $51.7 million, of which $27.6 million, if recognized, would affect our effective tax rate. As of October 3, 2009, the total amount of gross unrecognized tax benefits was $58.1 million, of which $32.5 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefit was classified as non-current liabilities in the consolidated balance sheets. Our policy to include interest and penalties related to unrecognized tax benefits within the provision for income taxes did not change as a result of adopting this guidance. As of October 3, 2009, the total amount of gross interest and penalties accrued was $7.7 million, which is classified as non-current liabilities in the consolidated balance sheets. As of September 27, 2008, we had accrued $6.5 million for the gross interest and penalties relating to the gross unrecognized tax benefits.

        Management believes that it has adequately provided for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in our tax audits be resolved in a manner not consistent with management's expectations, we could be required to adjust our provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is highly uncertain, we do not believe it is reasonably possible that our unrecognized tax benefits would materially change in the next twelve months. We expect to settle the German tax audit previously mentioned within the next twelve months, however, we do not expect this to materially impact our unrecognized tax benefits.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

        A reconciliation of the change in gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Fiscal year-end
	2009	2008
Balance as of the beginning of the year	$45,211	$40,116
Tax positions related to current year:
Additions	1,610	1,349
Reductions	—	—
Tax positions related to prior year:
Additions	3,549	4,214
Reductions	—	(468)
Settlements	—	—
Lapses in statutes of limitations	—	—
Reductions	—	—

Balance as of end of year	$50,370	$45,211

        A summary of the fiscal tax years that remain subject to examination, as of October 3, 2009, for our major tax jurisdictions is:

United States—Federal	1999—forward
United States—Various States	2001—forward
Netherlands	2005—forward
Germany	1999—forward
Japan	2004—forward
United Kingdom	2002—forward

        The "Emergency Economic Stabilization Act of 2008," which contains the "Tax Extenders and Alternative Minimum Tax Relief Act of 2008", was enacted on October 3, 2008. Under the Act, the federal R&D credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law were recognized in our first quarter of fiscal 2009, which is the quarter in which the law was enacted. In addition to the federal legislation, California Assembly Bill 1452 was enacted on September 30, 2008. This legislation limits the California R&D credit to 50% of the California tax liability for tax years beginning on or after January 1, 2008 and before January 1, 2010. New California budget legislation was also signed on February 20, 2009 that allows taxpayers to make an annual election of a single sales factor apportionment formula for tax years beginning on or after January 1, 2011. We recognized the effects of these changes in the California legislation in our second quarter of fiscal 2009.

        Subsequent to fiscal 2009, the "Worker, Homeownership and Business Assistance Act of 2009" was enacted on November 6, 2009. Under the Act, businesses with net operating losses for 2008 and 2009 may carry back those losses for up to five years. The Company is in the process of analyzing the impact of this new law.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SEGMENT AND GEOGRAPHIC INFORMATION

        We are organized into two reportable operating segments: Commercial Lasers and Components ("CLC") and Specialty Lasers and Systems ("SLS"). This segmentation reflects the go-to-market strategies for various products and markets. While both segments work to deliver cost-effective solutions, CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC's primary markets include OEM components and instrumentation and materials processing. SLS develops and manufacturers configurable, advanced-performance products largely serving the microelectronics and scientific research markets. The size and complexity of many of our SLS products require service to be performed at the customer site by factory-trained field service engineers.

        Effective as of the beginning of the first quarter of fiscal 2009, in order to align all of our diode-pumped solid state ("DPSS") technology into the same reportable operating segment, management moved the DPSS Germany and Crystal product families from the CLC segment into the SLS segment. This allows for leverage and efficiencies in many parts of the business. Crystal is primarily an internal supplier that supports the DPSS product family. This concentrates all DPSS product families in the SLS segment effective as of the first quarter of fiscal 2009. All of reporting has been aligned to reflect the revised reportable operating segments (CLC and SLS) and prior periods have been restated.

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

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        The following table provides sales and income (loss) from operations for our operating segments (in thousands):

	Fiscal
	2009	2008	2007
Net sales:
Commercial Lasers and Components	$125,619	$198,748	$208,868
Specialty Laser Systems	310,163	400,414	390,616
Corporate and other	100	100	1,669

Total net sales	$435,882	$599,262	$601,153

Income (loss) from operations:
Commercial Lasers and Components	$(45,240)	$6,620	$3,365
Specialty Laser Systems	31,751	58,948	53,129
Corporate and other	(21,668)	(42,976)	(45,373)

Total income (loss) from operations	$(35,157)	$22,592	$11,121

        The following table provides a reconciliation of our total income (loss) from operations to net income (loss) (in thousands):

	Fiscal
Reconciliation of Income (Loss) From Operations to Net Income (Loss)	2009	2008	2007
Total income (loss) from operations	$(35,157)	$22,592	$11,121
Total other income (expense), net	(698)	14,695	17,802

Income (loss) before income taxes	(35,855)	37,287	28,923
Provision for (benefit from) income taxes	(536)	13,884	12,972

Net Income (loss)	$(35,319)	$23,403	$15,951

Geographic Information

        Our foreign operations consist primarily of manufacturing facilities in Europe and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for fiscal 2009, 2008 and 2007 is based on the location of the end customer. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of each year.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        Sales to unaffiliated customers are as follows (in thousands):

	Fiscal
SALES	2009	2008	2007
United States	$148,982	$194,349	$192,540
Foreign countries:
Japan	79,709	128,056	131,471
Germany	72,732	106,642	92,872
Europe, other	48,575	62,623	81,028
Asia-Pacific, other	60,806	66,905	66,744
Rest of World	25,078	40,687	36,498

Total foreign countries sales	286,900	404,913	408,613

Total sales	$435,882	$599,262	$601,153

        Long-lived assets, which include all non-current assets other than goodwill, intangibles and deferred taxes, by geographic region, are as follows (in thousands):

	Fiscal Year-end
LONG-LIVED ASSETS	2009	2008
United States	$82,862	$85,481
Foreign countries:
Germany	28,486	33,691
Europe, other	9,599	10,750
Asia-Pacific	2,359	2,093

Total foreign countries long-lived assets	40,444	46,534

Total long-lived assets	$123,306	$132,015

        For fiscal 2009, 2008 and 2007, no one customer accounted for 10% or more of total net sales.

19. SUBSEQUENT EVENTS

        On October 14, 2009, we acquired all the assets and certain operating liabilities of StockerYale's laser module product line in Montreal and its specialty fiber product line in Salem, New Hampshire for approximately $15.0 million in cash. StockerYale designs and manufactures light lasers, LED modules and specialty optical fibers.

        On September 14, 2009, the United States District Court for the Northern District of California issued an order granting preliminary approval of the settlement of the three purported shareholder derivative lawsuits discussed in Note 12, Commitments and Contingencies. On November 20, 2009, the court held a hearing for final approval of the settlement, and on November 24, 2009, the court entered an Order and Final Judgment, which approved the settlement and dismissed the action with prejudice. Following the payment of the attorneys' fees and expenses, we received a net cash benefit of $2.25 million from the settlement on December 11, 2009.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Summarized quarterly financial data for the years ended October 3, 2009 and September 27, 2008 are as follows (in thousands, except per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Fiscal 2009:
Net sales	$124,388		$105,422		$98,479		$107,593
Gross profit	50,389		39,607		33,614		37,500
Net loss	(14,679	)(1)	(9,130	)(2)	(7,015	)(3)	(4,495	)(4)
Net loss per basic share	$(0.61)		$(0.38)		$(0.29)		$(0.18)
Net loss per diluted share	$(0.61)		$(0.38)		$(0.29)		$(0.18)
Fiscal 2008:
Net sales	$144,296		$155,942		$157,024		$142,000
Gross profit	60,494		67,124		69,259		55,029
Net income	4,729	(5)	6,125	(6)	8,402	(7)	4,147	(8)
Net income per basic share	$0.15		$0.20		$0.36		$0.18
Net income per diluted share	$0.15		$0.19		$0.35		$0.17

(1)
The first quarter of fiscal 2009 includes a $19,286 after tax charge for the impairment of all of the goodwill of our Commercial Lasers and Components segment, $1,153 of after tax stock-related compensation expense, $2,613 of after tax restructuring costs primarily related to the exit of our Auburn, California facility, the consolidation of our German Excimer manufacturing into one location in Germany and headcount reductions due to current economic conditions, and $269 of after tax expense related to litigation resulting from our internal stock option investigation.

(2)
The second quarter of fiscal 2009 includes $1,972 of after tax stock-related compensation expense, $4,463 of after tax restructuring costs primarily related to the exit of our Auburn, California facility, the consolidation of our German Excimer manufacturing into one location in Germany and headcount reductions due to current economic conditions, $356 of after tax expense related to litigation resulting from our internal stock option investigation and a tax charge of $2,666 resulting from a recently enacted change in state tax law.

(3)
The third quarter of fiscal 2009 includes $1,368 of after tax stock-related compensation expense, $3,354 of after tax restructuring costs primarily related to the exit of our St. Louis, Missouri and Munich, Germany facilities and related headcount reductions, and $74 of after tax expense related to litigation resulting from our internal stock option investigation.

(4)
The fourth quarter of fiscal 2009 includes $1,308 of after tax stock-related compensation expense, $1,054 of after tax restructuring costs primarily related to the exit of our St. Louis, Missouri facility and the planned fiscal 2010 closure of our Finland facility, $1,111 of tax expense related to an increase in valuation allowances against deferred tax assets and $121 of after tax expense related to litigation resulting from our internal stock option investigation.

(5)
The first quarter of fiscal 2008 includes $1,933 of after tax stock-related compensation expense and $2,849 of after tax expense related to litigation and our restatement of financial statements resulting from our internal stock option investigation.

(6)
The second quarter of fiscal 2008 includes $3,734 of after tax stock-related compensation expense, $1,528 of after tax expense related to litigation and our restatement of financial statements resulting from our internal stock option investigation and a tax charge of $1,394 in connection with a dividend from one of our European subsidiaries.

(7)
The third quarter of fiscal 2008 includes $2,031 of after tax stock-related compensation expense, $1,374 of after tax restructuring costs primarily related to the exit of our Auburn, California facility and $935 of after tax expense related to litigation resulting from our internal stock option investigation.

(8)
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

INDEX TO EXHIBITS

Sequentially Exhibit Number	Exhibit
10.9	Variable Compensation Plan
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        All other exhibits required to be filed as part of this report have been incorporated by reference. See item 15 for a complete index of such exhibits.