Form 10-K/A
period 2009-10-03
COHERENT INC
filed 2010-02-01
CIK 21510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of December 1, 2009, 24,626,546 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported on the NASDAQ Global Select Market on April 4, 2009) of Coherent, Inc., held by nonaffiliates was $309,935,088. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

DOCUMENT INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009 filed with the Securities and Exchange Commission for the purposes of including information that was to be incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Registrant will not file its proxy statement within 120 days of its fiscal year ended October 3, 2009 and is therefore amending its Annual Report on Form 10-K as set forth below to include such information.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of the directors of Coherent, Inc. (the “Company”) and certain information about them as of December 31, 2009 are set forth below.

Name	Age	Director Since	Principal Occupation
John R. Ambroseo, PhD	48	2002	President and Chief Executive Officer
John H. Hart*(1)(2)	64	2000	Retired Sr. Vice President and Chief Technical Officer of 3Com Corp.
Susan M. James(2)(3)	63	2008	Retired Consultant to Ernst & Young
L. William Krause(1)(3)	67	2009	President of LWK Ventures
Garry W. Rogerson, PhD(1)(2)(3)(4)	57	2004	Chairman of the Board of Coherent; Chairman and Chief Executive Officer of Varian, Inc.
Lawrence Tomlinson(2)(4)	69	2003	Retired Senior Vice President and Treasurer of Hewlett-Packard Co.
Sandeep Vij(1)(3)(4)(5)	44	2004	President and Chief Executive Officer of MIPS Technologies, Inc.(6)

* Mr. Hart has notified the Coherent board of directors (the “Board”) of his intention not to stand for reelection at our next annual meeting of stockholders.  Mr. Hart’s decision not to stand for reelection at our next annual meeting did not result from a disagreement with us.

(1)                                  Member of the Compensation and H.R. Committee.

(2)                                  Member of the Audit Committee.

(3)                                  Member of the Governance and Nominating Committee.

(4)                                  Member of the Special Committee.

(5)                                  Member of the Special Litigation Committee.

(6)                                  Mr. Vij became the President and Chief Executive Officer of MIPS Technologies, Inc. subsequent to December 31, 2009.

Except as set forth below, each of our directors has been engaged in his or her principal occupation set forth above during the past five years. There is no family relationship between any of our directors or executive officers. The Board has determined that, with the exception of Dr. Ambroseo, all of its current members are “independent directors” as that term is defined in the marketplace rules of the NASDAQ Stock Market.

John R. Ambroseo.  Dr. Ambroseo has served as our President and Chief Executive Officer as well as a member of the Board since October 2002. Dr. Ambroseo served as our Chief Operating Officer from June 2001 through September 2002. Dr. Ambroseo served as our Executive Vice President and as President and General Manager of the Coherent Photonics Group from September 2000 to June 2001. From September 1997 to September 2000, Dr. Ambroseo served as our Executive Vice President and as President and General Manager of the Coherent Laser Group. From March 1997 to September 1997, Dr. Ambroseo served as our Scientific Business Unit Manager. From August 1988, when Dr. Ambroseo joined us, until March 1997, he served as a Sales Engineer, Product Marketing Manager, National Sales Manager and Director of European Operations. Dr. Ambroseo received a Bachelor degree from SUNY-College at Purchase and a PhD in Chemistry from the University of Pennsylvania.

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

Susan M. James.  Ms. James originally joined Ernst & Young, a global leader in professional services, in 1975, becoming a partner in 1987 and from June 2006 to December 2009, was a consultant to Ernst & Young. During her tenure with Ernst & Young, she has been the lead partner or partner-in-charge for the audit work for a significant number of technology companies, including Intel Corporation, Sun Microsystems, Amazon.com, Autodesk and the Hewlett-Packard Corporation, and for the Ernst & Young North America Global Account Network. She also served on the Ernst & Young Americas Executive Board of Directors from January 2002 through June 2006. She is a certified public accountant and a member of the American Institute of Certified Public Accountants. Ms. James also serves on the board of directors of Applied Materials, Inc., a global leader in Nonmanufacturing SolutionsTM, Yahoo! Inc., an Internet technology company, and the Tri-Valley Animal Rescue, a non-profit that is dedicated to providing homes for homeless pets.

L. William Krause.  Mr. Krause has been President of LWK Ventures, a private investment firm, since 1991.  In addition, Mr. Krause served as Chairman of the Board of Caspian Networks, Inc., an IP networking systems provider, from April 2002 to September 2006 and as Chief Executive Officer from April 2002 until June 2004.  From September 2001 to February 2002, Mr. Krause served as President and Chief Executive Officer of Exodus Communications, Inc., which he guided through Chapter 11 Bankruptcy to a sale of assets.  He also served as President and Chief Executive Officer of 3Com Corporation, a global data networking company, from 1981 to 1990 and as its Chairman of the Board from 1987 to 1993 when he retired.  Mr. Krause currently serves as a director of Brocade Communications Systems, Inc., a networking solutions and services company, Core-Mark Holdings, Inc., a distributor of packaged consumer goods and Sybase, Inc., a leader in enterprise and mobile software to manage, analyze and mobilize information.

Garry W. Rogerson.  Dr. Rogerson has served as our Chairman of the Board since June 2007. Dr. Rogerson has been Chairman and Chief Executive Officer of Varian, Inc., a major supplier of scientific instruments and consumable laboratory supplies, vacuum products and services, since February 2009 and 2004, respectively. Dr. Rogerson served as Varian’s Chief Operating Officer from 2002 to 2004, as Senior Vice President, Scientific Instruments from 2001 to 2002, and as Vice President, Analytical Instruments from 1999 to 2001. Dr. Rogerson also serves on the board of directors of Varian.

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

Sandeep Vij.  Mr. Vij has held the position of President and Chief Executive Officer of MIPS Technologies, Inc., a leading provider of processor architectures and cores, since January 2010.  Previously, Mr. Vij had been the Vice President and General Manager of the Broadband and Consumer Division of Cavium Networks, Inc., a leading provider of highly integrated semiconductor products from May 2008 to January 2010. Prior to that he held the position of Vice President of Worldwide Marketing, Services and Support for Xilinx Inc., a digital programmable logic device provider, from 2007 to April 2008. From 2001 to 2006, he held the position of Vice President of Worldwide Marketing at Xilinx. From 1997 to 2001, he served as Vice President and General Manager of the General Products Division at Xilinx. Mr. Vij joined Xilinx in 1996 as Director of FPGA Marketing.  Mr. Vij is a member of the board of directors of MIPS Technologies, Inc.

Executive Officers

The name, age, position and a brief account of the business experience of our chief executive officer and each of our other executive officers as of December 31, 2009 are set forth below:

Name	Age	Office Held
John R. Ambroseo, PhD	48	President and Chief Executive Officer
Helene Simonet	57	Executive Vice President and Chief Financial Officer
Luis Spinelli	62	Executive Vice President and Chief Technology Officer
Bret M. DiMarco	41	Executive Vice President, General Counsel and Corporate Secretary

Please see “Directors” above for Dr. Ambroseo’s biographical information.

Helene Simonet.  Ms. Simonet has served as our Executive Vice President and Chief Financial Officer since April 2002. Ms. Simonet served as Vice President of Finance of our former Medical Group and Vice President of Finance, Photonics Division from December 1999 to April 2002. Prior to joining Coherent, she spent over twenty years in senior finance positions at Raychem Corporation’s Division and Corporate organizations, including Vice President of Finance of the Raynet Corporation. Ms. Simonet has both Master’s and Bachelor degrees from the University of Leuven, Belgium.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish us with copies of all forms that they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us, and on written representations from certain reporting persons that no other reports were required for such persons, we believe that, during fiscal 2009, our officers, directors and greater than ten percent stockholders complied with all applicable Section 16(a) filing requirements, except that due to an administrative error the Forms 4 for the automatic director grants to our independent directors at our last annual meeting (Messrs. Hart, Press, Tomlinson and Vij,  Ms. James and Dr. Rogerson) were filed late.

Business Conduct Policy

We have adopted a worldwide Business Conduct Policy that applies to the members of our Board, executive officers and other employees. This policy is posted on our Website at www.coherent.com and may be found as follows:

1.                                       From our main Web page, first click on “Company” and then on “corporate governance.”

2.                                       Next, click on “Business Conduct Policy.”

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Business Conduct Policy by posting such information on our Website, at the address and location specified above.

Stockholders may request free printed copies of our worldwide Business Conduct Policy from:

Coherent, Inc.

Attention: Investor Relations

5100 Patrick Henry Drive

Santa Clara, California 95054

Audit Committee Information

The Board has determined that directors James and Tomlinson are “audit committee financial experts” as that term is defined in Item 401(h) of Regulation S-K of the Securities Act of 1933, as amended. All of the members of the Audit Committee are “independent” as defined under rules promulgated by the SEC and qualify as independent directors under the marketplace rules of the NASDAQ Stock Market.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Executive Compensation Philosophy

Our executive compensation programs are designed to provide strong alignment between executive pay and performance and to focus executives on making policies and decisions that enhance our stockholder value in both the short and long term. As we explain further below, the Compensation and H.R. Committee is highly focused on having a significant portion of our executive officers’ compensation tied to achieving certain performance goals. Accordingly, our objectives for executive compensation programs are to:

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

Throughout this discussion, our chief executive officer and chief financial officer during fiscal 2009, as well as the other individuals who are included in the Fiscal 2009 Summary Compensation Table, are referred to as our “Named Executive Officers.”

Compensation and H.R. Committee Operations and Decision Making

The committee held five (5) meetings in fiscal 2009. Historically, the committee has considered Named Executive Officer base salary and other compensation during March or April of each fiscal year.  For fiscal 2009, the committee approved the measurement matrix for fiscal 2009 cash bonuses in November 2008, salaries in December 2008 and made equity grants in November 2008.  For fiscal 2010 executive compensation, the committee acted in November 2009 in order to move the compensation consideration process to tie more closely with the beginning of the fiscal year.

Role and Authority of Our Compensation and H.R. Committee

Following our annual meeting in March, 2009, the membership of the Compensation and H.R. Committee consisted of Messrs. Vij (Chair) and Hart and Dr. Rogerson. Following his appointment to the Board, Mr. Krause became a member of the committee in June 2009. Each of these individuals qualifies as (i) an “independent director” under the requirements of The NASDAQ Stock Market, (ii) a “non-employee director” under Rule 16b-3 of the Securities Exchange Act of 1934 (the “1934 Act”), (iii) an “outside director” under Section 162(m) of the Code and (iv) an “independent outside director” as that term is defined by RiskMetrics Group, formerly Institutional Shareholder Services.

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

Our Compensation and H.R. Committee has adopted a charter, a copy of which may be found on our website at “www.coherent.com”—“Company”—“Corporate Governance.” The committee reviews its charter annually and, where appropriate, revises it accordingly for Board approval.

The committee may meet with or without management present, at its discretion. At most of its meetings, the committee conducts an executive session without management present. The objective of these sessions is to enable the committee to discuss compensation issues without those who will be affected by the decisions in attendance.

Role of Executive Officers in Compensation Decisions

The Compensation and H.R. Committee regularly meets with Dr. Ambroseo, our chief executive officer, to obtain recommendations with respect to the compensation programs, practices and packages for our Named Executive Officers other than Dr. Ambroseo. Additionally, Ms. Simonet, our executive vice president and chief financial officer, and Mr. DiMarco, our executive vice president and general counsel are regularly invited to meetings of the committee or otherwise asked to assist the committee. Additionally, during fiscal 2009, members of our human resources group regularly attended the committee’s meetings. The assistance of these individuals includes providing financial information and analysis for the committee and its compensation consultant, taking minutes of the meeting or providing legal advice, the development of compensation proposals for consideration, and providing insights regarding our employees (executive and otherwise) and the business context for the committee’s decisions. Named Executive Officers will attend portions of committee meetings when requested, but will leave the meetings as appropriate when matters which will potentially affect them personally are discussed. From time to time, outside legal counsel attends committee meetings. The Compensation and H.R. Committee makes decisions regarding Dr. Ambroseo’s compensation without him present.

Role of Compensation Consultants

In fiscal 2009, the Compensation and H.R. Committee engaged Farient Advisors (“Farient”) as its independent compensation consultants. Farient was retained to comprehensively review and analyze our executive compensation program and to make recommendations for fiscal 2009 compensation. Farient serves at the discretion of the committee and is not permitted to do other work for the Company unless it was expressly authorized by the committee. Since its retention, Farient has not done any work for the Company other than its work with the committee. The committee believes that it is critical for its compensation consultant to meet with members of management, especially our chief executive officer, to obtain their perspectives on the context for decision-making and impact of compensation recommendations.  The committee is focused on maintaining the independence of Farient and, accordingly, does not anticipate having Farient perform any other work for the Company in addition to its direct work for the committee.

Additionally, we participate in and maintain a subscription to the Radford Executive Compensation Survey. This survey provides benchmark data and overall practices reports to assist us with regards to employees generally. Such data includes executive compensation data and is presented from time to time to the committee at its request.

The Board also determined that a separate consultant was needed for Board-related compensation to avoid any perceived conflict of interest for the committee’s advisor with respect to management compensation, Farient. Mr. DiMarco, our general counsel and corporate secretary, on behalf, and at the direction, of the Board, retained Compensia, Inc. (“Compensia”) to provide a comprehensive review on compensation for membership on the Board and its committees. During fiscal 2009, the Board effected the prior recommendations from Compensia in setting compensation for service on the Board and its committees.

The table below sets forth director cash compensation for fiscal 2009:

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

Pay Positioning Strategy and Benchmarking of Compensation

We have striven to position the midpoint of our target compensation ranges near the 50th percentile of our peers, resulting in targeted total compensation that is competitive within our labor market for performance that meets the objectives established by the committee. An individual’s actual salary, non-equity incentive compensation opportunity and equity compensation may fall below or above the target position based on the individual’s experience, seniority, skills, knowledge, performance and contributions. These factors are weighed individually by the committee in its judgment, and no one factor takes precedence over others nor is any formula used in making these decisions. The chief executive officer’s review of the performance of the other Named Executive Officers is carefully considered by the committee in making individual pay decisions. Actual realized pay will be higher or lower than the targeted amounts for each individual based primarily on the Company’s performance.

In analyzing our executive compensation program relative to this target market positioning, the committee reviewed information provided by its independent compensation consultant, which includes an analysis of data from peer companies’ proxy filings with respect to similarly situated individuals at the peer companies and from multiple compensation survey sources, including a broad cross-section of technology companies of similar size to Coherent from the Radford Executive Compensation Survey and survey data provided by Salary.com. For pay decisions made in fiscal 2009, Farient recommended that the committee approve modifications to the group of peer companies for conducting compensation analyses from proxies to better reflect our size, strategy and business. For fiscal 2009, the peer companies were Altera Corporation, Axcelis Technologies, Inc., Cymer Inc., Integrated Device Technology, FEI Company, FLIR Sytems, Inc., GSI Group, Inc., JDS Uniphase, Linear Technology, Newport Corporation, Plantronics Inc., PMC-Sierra, Inc. and Trimble Navigation Limited. Following  recommendations from Farient, the committee removed Adaptec, Inc., Cirrus Logic, Inc., Cypress Semiconductor Corp., Lam Research Corp. and Novellus Systems, Inc. and added FLIR Systems, Inc. and GSI Group, Inc. to the peer group for fiscal 2009. The committee also was mindful and took into consideration the recent policy update by RiskMetrics with regards to the formulation and use of peer groups and the relative size of peers, although the peer group selected is not confined to the Global Industrial Classification System (GICS) code for Coherent.

The committee annually reviews and updates, if necessary, the peer group used for proxy analyses to ensure that the comparisons are meaningful. Several factors are considered in selecting the peer group, the most important of which are:

•                  Industry (primarily companies in the Electronic Equipment and Semiconductor sub-industry classifications defined by the Global Industry Classification Standard (GICS) system);

•                  Revenue level (as a proxy for complexity) (primarily companies with between $200 million and $2 billion in revenues); and

•                  Geographic location (U.S. technology markets).

The committee’s perspective is that companies that meet these criteria are the most likely competitors for executive talent in our labor markets.

Components of Compensation

The principal components of our executive officer compensation and employment arrangements during fiscal 2009 included:

•                  Base salary;

•                  Variable non-equity incentive payments;

•                  Long-term equity awards through time-based stock options;

•                  Long-term equity awards through time-based restricted stock units;

•                  Long-term equity incentive awards through performance-based restricted stock units (active from earlier grants, but no new grants during fiscal 2009);

•                  Change of control protection through participation in our Change of Control Plan;

•                  Retirement savings matching benefits provided under a 401(k) plan and under our deferred compensation plan;

•                  Executive perquisites; and

•                  Benefit programs generally available to other employees.

These components were selected because the committee believes that a combination of salary, incentive pay, benefits and perquisites is necessary to help us attract and retain the executive talent on which Coherent’s success depends and in recognition of some of the benefits which have historically been available to executives. The variable and equity components are structured to allow the committee to reward performance throughout the fiscal year and to provide an incentive for executives to appropriately balance their focus on short-term and long-term strategic goals. The fixed components, including salary, benefits and perquisites, are structured to provide a minimum level of security for our executives relative to their day-to-day spending needs and long-term needs for income and are intended to be competitive with the levels of base income that each executive could receive from similar employment at other companies. The committee believes that, when taken together, these components are effective in achieving the objectives of our compensation program and philosophy and are reasonable relative to our strategy of managing total compensation near the 50th percentile of market practices.

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

During fiscal 2009, the committee made two types of equity grants:  (a) stock options and (b) time-based restricted stock units.  As a result of the Company’s historical equity grant review, the committee did not make any equity grants to the Named Executive Officers during fiscal 2007. During fiscal 2008, the committee made three types of grants to the Named Executive Officers: (a) an option grant to address missed cycle grants in fiscal 2007, (b) a grant of time-based restricted stock units and (c) as part of the committee’s focus on tying a significant portion of the Named Executive Officers’ compensation to performance criteria, performance-based restricted stock units which will vest (assuming achievement of the performance metrics) in November, 2010 (as discussed more fully below).  As these performance-based restricted stock units will be measured for calculation of vesting in November, 2010, the committee believed that it was in the best interests of the Company and its stockholders to utilize stock options and time-based grants in fiscal 2009, due to the uncertain economic climate and the resulting challenge in setting metrics for performance-based restricted stock units.

Base Salary and Variable Non-Equity Incentive Compensation

Base Salary

We provide base salary to our Named Executive Officers and other employees to compensate them for services rendered on a day-to-day basis during the fiscal year. The committee reviewed information provided by its independent compensation consultant with respect to similarly situated individuals at the peer companies to assist it in determining base salary for each Named Executive Officer. In addition, the committee considers each individual’s experience, skills, knowledge and responsibility. In reviewing each Named Executive Officer other than the chief executive officer, the committee also considers such individual’s performance review provided by the chief executive officer. With respect to the chief executive officer, the committee additionally considers the performance of Coherent as a whole.

During the first quarter of fiscal 2009, upon management’s recommendation, the committee determined not to increase the salaries of the executive officers for fiscal 2009 due to the uncertain economic climate. Prior to making this determination the committee discussed management’s recommendation with Farient, which agreed with the recommendation.

Variable Non-Equity Incentive Compensation

To focus each executive officer on the importance of the performance of Coherent, a substantial portion of each individual’s potential short-term compensation is in the form of variable incentive pay that is tied to achieving goals established by the Compensation and H.R. Committee. In fiscal 2009, Coherent maintained one incentive cash program under which executive officers were eligible to receive bonuses, the 2009 Variable Compensation Plan (“2009 VCP”).

2009 VCP

The 2009 VCP was designed to promote the growth and profitability of Coherent during the difficult economic situation facing the industry. It provided incentive compensation opportunity in line with targeted market rates to our Named Executive Officers who are critical to the successful development and attainment of the Company’s business objectives. Under the 2009 VCP, participants were eligible to receive quarterly bonuses if specific performance goals set by the committee at the beginning of the year were achieved. The committee established these goals when it adopted the 2009 VCP during the first quarter of fiscal 2009. In setting the performance goals, the Compensation and H.R. Committee assessed the anticipated difficulty and relevant importance to the success of Coherent of achieving the performance goals.

The actual awards (if any) payable for each quarter varied depending on the extent to which actual performance met, exceeded or fell short of the goals approved by the committee. The 2009 VCP established goals tied to the Company achieving varying levels of adjusted EBITDA as a percentage of sales, with a payout modifier tied to the level of the adjusted EBITDA for the measurement period.  For purposes of the 2009 VCP, adjusted EBITDA was defined as  earnings before interest, taxes, depreciation, amortization and certain other non-operating income and expense items and other items, such as the fiscal impact of stock option expensing under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC 718 (formerly Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, or SFAS 123(R)), stock investigation costs and litigation related thereto, impairment or restructuring charges, and the impact of significant acquisitions. In order to achieve any payout, the Company’s adjusted EBITDA for any quarter in fiscal 2009 had to exceed 13%:

Adj. EBITDA Achievement	Payout Modifier
Less than 13%	0%
14%	25%
15%	50%
16%	100%
17%	200%

Therefore, if Coherent failed to achieve at least 13% adjusted EBITDA for a particular quarter, the participant would not receive any bonus for that particular quarter. As noted above, the committee set these performance goals to focus the management team on increasing the performance of the Company through meeting and improving the Company’s adjusted EBITDA. The committee and Farient chose to focus on operating results so that the executive management was incentivized to deliver the type of sustainable operations that benefits our stockholders.   Based on publicly available information and news reports, management and the committee noted that a number of other public companies adjusted or otherwise modified their bonus programs to allow for payouts for lower than projected performances due in part to the general economic turndown.  However, management recommended and the committee agreed that the 2009 VCP should not be adjusted mid-year or otherwise to address the economic downturn, which acted to further align executive compensation and company performance.  Accordingly, as seen below, there was only a minor payout in the first fiscal quarter under the 2009 VCP and none in the second, third and fourth fiscal quarters.  Given the general economic conditions facing the Company and the rest of the industry and the fact that ultimately little to no payout was earned under the 2009 VCP, the committee believes that the goals were reasonably difficult to achieve.

The table below describes for each Named Executive Officer under the 2009 Variable Compensation Plan (i) the target percentage of base salary, (ii) the potential award range as a percentage of base salary, and (iii) the actual award earned for fiscal 2009.

Named Executive Officer	Target Percentage of Salary	Payout Percentage Range of Salary	Actual Award(1)	Actual Award Percentage of Salary(2)(3)
John Ambroseo	100%	0-200%	$2,262	*	%
Helene Simonet	70%	0-200%	$1,010	*	%
Bret DiMarco	50%	0-200%	$585	*	%
Luis Spinelli	50%	0-200%	$499	*	%

*                                         Less than 1%

(1)                                  Reflects amounts earned during fiscal 2009.

(2)                                  This reflects the aggregate quarterly bonuses earned by the Named Executive Officers for fiscal 2009 under the 2009 Variable Compensation Plan.

(3)                                  As seen in the plan-based award table below, no payments were made for the second, third and fourth fiscal quarter under the 2009 Variable Compensation Plan as the Company did not achieve the minimum performance requirements.

Long-Term, Equity-Based Incentive Awards

Equity-based awards are made to our employees, including the Named Executive Officers, under our 2001 Stock Plan. The goal of our equity-based award program is to provide employees and executives the perspective of an owner with a stake in the success of Coherent, thus further increasing alignment with our stockholders. Our long-term incentive program may include the grant of stock options, time-based restricted stock/units and/or performance-based restricted stock/units.

When making its compensation decisions, the committee reviews the comprehensive compensation overview prepared by Farient which reflects potential realizable value under current short and long term compensation arrangements for the Named Executive Officer.

Fiscal 2009 Awards

During several meetings over the third and fourth quarters of fiscal 2008 and first quarter of fiscal 2009, the committee met with Farient to discuss the design of an appropriate long-term, equity based incentive award program for fiscal 2009 compensation. The committee determined to base the program largely on a combination of non-qualified stock options and time-based restricted stock units.  In particular, the committee determined that the stock option portion of equity compensation would directly align executive compensation with stockholder interest and the time-based restricted stock units would provide both a retention tool and further tie management’s compensation to our performance.  The committee believed that to ensure that the grants provided retention and a short and long term effect, the grants would vest over three years through one-year annual cliff vesting.

The following table reflects the grants for the Named Executive Officers for the time-based restricted stock units and non-qualified stock options grants during fiscal 2009:

Named Executive Officer	Time-Based RSU Grants	Non-Qualified Stock Option Grants
John Ambroseo	28,550	75,600
Helene Simonet	10,200	26,950
Bret DiMarco	8,050	21,250
Luis Spinelli	6,700	17,700

Equity Award Practices

Our broad-based employee stock option program is designed to promote long-term retention and recognize individual performance. Participation is driven by the annual review process. Guidelines are based on competitive market practice for grants for new hires, promotions, and ongoing performance-related grants. Typically, an employee may be offered an option or restricted stock unit grant upon beginning employment and may be eligible for periodic grants thereafter. The size of grants (and eligibility for the same) is influenced by the then-current guidelines for non-executive officer grants (if any) and the individual’s performance or particular requirements at the time of hire. Employees, including the Named Executive Officers, are also eligible to participate in our Employee Stock Purchase Plan.

Stock Grant Process

The committee’s process for granting equity awards is as follows:

•                  The Compensation and H.R. Committee has the authority to make equity grants to both executive officers and other service providers;

•                  The Compensation and H.R. Committee will make grants in open trading window periods with grants effective on the date of such meeting, or, if due to exigent circumstances they meet in a closed window period, the grant will be effective 45 days thereafter; and

•                  The Compensation and H.R. Committee may not grant equity awards by written consent.

During fiscal 2009 equity grants were only made by the Compensation and H.R. Committee.

Stock Grant Policies

The Board and/or the Compensation and H.R. Committee annually considers a “burn rate” which the annual grants of equity awards under the 2001 Stock Plan will not exceed. “Burn rate” is the potential dilution of common shares outstanding if all new equity grants are vested and/or exercised, expressed as a percentage of common shares outstanding.

In fiscal 2009, the Compensation and H.R. Committee granted an aggregate of 602,950 shares subject to options, and time-based restricted stock units representing 2.47% of Coherent’s outstanding common stock as of October 3, 2009 (excluding automatic grants to directors under the Director Option Plan). With the assistance of Farient, the committee has reviewed this burn rate relative to peer practices and guidance from RiskMetrics and found that the total dilution was consistent with the median of peer practices and complied with the RiskMetrics guidelines.

In general, we issue only nonqualified stock options to employees and executives, although we have issued incentive stock options in the past. In the last few years, we have typically granted options subject to either two or three year vesting (one grant cycle had an 18 month vest due to the committee being “off cycle” as a result of the company’s historical stock investigation), with an equal tranche vesting on each of the applicable calendar anniversaries following the grant date. These grants typically have a life of six years.

Deferred Compensation

Executive officers are eligible to participate in our 401(k) Retirement Plan on the same terms as all other U.S. employees. Our 401(k) Retirement Plan is a tax-qualified plan and therefore is subject to certain Internal Revenue Code limitations on the dollar amounts of deferrals and Company contributions that can be made to plan accounts. These limitations apply to our more highly- compensated employees (including the Named Executive Officers).

We maintain a Deferred Compensation Plan for executive management personnel and members of the Board. The purpose of the Deferred Compensation Plan is to permit eligible participants the option to defer receipt of compensation pursuant to the terms of the plan. The Deferred Compensation Plan permits participants to contribute, on a pre-tax basis, up to 75% of their base salary earnings, up to 100% of their bonus pay and commissions and up to 100% of directors’ annual retainer earned in the upcoming plan year. Plan participants may invest deferrals in a variety of different deemed investment options. To preserve the tax-deferred status of deferred compensation plans, the IRS requires that the available investment alternatives be “deemed investments.” Participants do not have an ownership interest in the funds they select; the funds are only used to measure the gains or losses that are attributed to the participant’s deferral account over time. The participant’s deferrals and earnings are reflected on our financial statements and remain, respectively, a general asset and unfunded liability of the Company. Participants have the status of unsecured creditors of Coherent with respect to the payment of plan benefits. Separate distribution elections are made by the plan participant for each plan year and include lump sum payment, annual installments and future year scheduled in-service withdrawals.

At our discretion, we may provide for Company contributions in excess of the Internal Revenue Code limit to qualified 401(k) plans to be made to the non-qualified deferred compensation plan. The calculation for this non-qualified plan contribution is 4% of eligible compensation (as defined by the 401(k) qualified plan) less the 401(k) qualified plan match limit. In fiscal 2009, a contribution was made to the non-qualified deferred compensation plan for certain Named Executive Officers for plan year 2008 at a 6% contribution rate (which was the applicable contribution rate during fiscal 2008).  In fiscal 2010, the Company will make a similar contribution for the 2009 plan year at a 4% contribution rate. These amounts are reflected in both the Summary Compensation Table under “Other Compensation” and in the “Non-Qualified Deferred Compensation Table” below.

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

Change in Control and Severance Plan

We have adopted the Change in Control and Severance Plan (the “change in control plan”) which provides certain benefits in the event of a change in control of Coherent for certain employees, including each of our Named Executive Officers. Benefits are provided under this plan if there is a tender offer or merger resulting in Coherent being acquired by another company or entity and within two years thereafter the executive’s employment is subsequently terminated without cause or is voluntarily terminated following a constructive termination. The committee and our Board believe that the prospect of such a change in control would likely result in our executive officers facing personal uncertainties and distractions as to how a change in control might affect them. The committee believes that including our Named Executive Officers in the plan allows them to focus solely on the best interests of our stockholders in the event of a possible, threatened or pending change in control, and encourages them to remain with Coherent despite the possibility that a change in control might affect them adversely. This change in control plan therefore serves as an important retention tool to ensure that personal uncertainties do not dilute our executive’s complete focus on promoting stockholder value. The change in control plan was amended in fiscal 2009 for Section 409A-related matters and other administrative matters.

With respect to our chief executive officer, Dr. Ambroseo, the change in control plan provides that in the event that plan benefits plus any other benefits considered parachute payments under the Internal Revenue Code, equal or exceed 3.54 times his “base amount” (as determined under Internal Revenue Code Section 280G), he will receive an additional payment sufficient to fully offset the impact of any excise tax under 280G. The committee believes that the level of benefits provided under the plan is reasonable and not excessive. See “Change in Control Arrangements” for more details on this plan.

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

We have historically maintained a vehicle program whereby executive officers were eligible to receive either (a) a monthly automobile allowance or (b) have the auto allowance apply as amortization against the purchase price of a vehicle purchased and owned by the Company over such period of time for the amortized value of the automobile to reach 20% of the original value of the car, not to exceed four years (“amortized method”). During the fourth quarter of fiscal 2008, the committee revised the administration of the program so that executive officers are instead eligible to receive either (a) a monthly automobile allowance or (b) a leased vehicle with up to an aggregate purchase price as follows: (i) $95,000 for the chief executive officer and (ii) $75,000 for other executive officers. For those individuals utilizing the automobile allowance alternative, the auto allowance amount is set annually utilizing a prescribed formula. The administration of the leased alternative under the program is through a third party financing agency and, when the leased vehicle alternative is selected, the Company pays the monthly lease for such vehicle. Executive officers are either reimbursed for or provided gas, oil, maintenance and insurance for vehicles leased under this program by the Company. Participants in the auto program incur annual imputed income on the personal use of any vehicles under the program, including fuel and miles, as determined using the Internal Revenue Service Code rules.

Each Named Executive Officer also receives up to $5,000 per calendar year of reimbursement for uninsured medical expenses with the Company also paying such executive’s taxes on the amount of the benefit.

Tax and Accounting Considerations

The Company’s compensation programs are affected by each of the following:

•                  Accounting for Stock-Based Compensation—The Company accounts for stock-based compensation in accordance with the requirements of ASC 718. The Company also takes into consideration ASC 718 and other generally accepted accounting principles in determining changes to policies and practices for its stock-based compensation programs.

•                  Section 162(m) of the Internal Revenue Code—This section limits the deductibility of compensation for our chief executive officer and our four other most highly compensated Named Executive Officers unless the compensation is less than $1 million during any fiscal year or is “performance-based” under Section 162(m). Our 2001 Stock Plan is designed so that option grants thereunder are fully tax-deductible. Cash compensation and, historically, restricted stock awards are not granted under plans which have been so designed. We may from time to time pay compensation to our executive officers that may not be deductible when, for example, we believe that such compensation is appropriate and in the best interests of the stockholders after taking various factors into consideration, including business conditions and the performance of such executive officer.

•                  Section 409A of the Internal Revenue Code—Section 409A imposes additional significant taxes in the event that an executive officer, director or service provider received “deferred compensation” that does not satisfy the requirements of Section 409A. We believe that we have designed and operated any plans to appropriately comply with Section 409A.

Compensation Committee Interlocks and Insider Participation

During fiscal 2009, the Compensation and H.R. Committee of the Board consisted of Messrs. Vij (Chair), Hart and Krause and Dr. Rogerson. None of the members of the Compensation and H.R. Committee has been or is an officer or employee of Coherent. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or Compensation and H.R. Committee. No member of our Board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Compensation and H.R. Committee Report

The Compensation and H.R. Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation and H.R. Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Respectively submitted by THE COMPENSATION AND H.R. COMMITTEE

Sandeep Vij, Chair John Hart L. William Krause Garry Rogerson

Fiscal 2009 and Fiscal 2008 Compensation Pay Mix

The primary elements of our executive compensation program are base salary, an annual cash incentive award opportunity, and long-term equity incentive awards.  For fiscal 2009, on average, 68% of our NEO’s target compensation was delivered in the form of variable annual cash incentives or long-term equity incentives.

The average target pay mix for our named executive officers during fiscal 2009 can be illustrated as follows:

Note:  the annual cash incentive amounts represent target awards based on base salary and target bonuses in effect during fiscal year 2009.  The long term incentives include stock options (based on the dollar amount recognized for financial statement reporting purposes for fiscal 2009 in accordance with ASC 718) and restricted stock units (using the grant date face value).

Fiscal 2009 Summary Compensation Table

The table below presents information concerning the total compensation of our Named Executive Officers for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007.

Since no equity awards were granted to Named Executive Officers in fiscal 2007 other than the performance-based awards which vested in November 2006 as a result of fiscal 2006 performance, non-equity-based compensation accounted for all of the total compensation of the Named Executive Officers earned during fiscal 2007. The performance-based restricted stock units granted to Named Executive Officers described elsewhere are not reflected in the summary compensation table, as the single vesting date (and achievement determination) does not occur until fiscal 2011.

Name and Principal Position	Fiscal Year		Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
(a)	(b)		(c)	(e)	(f)	(g)	(i)		(j)

John Ambroseo,	2009	(3)	602,316	411,936	946,473	2,262	76,016	(4)	2,039,003
Chief Executive Officer and	2008		561,312	246,003	1,666,688	534,621	80,676	(4)	3,089,300
President	2007		547,773	280,064	1,261,297	372,329	97,564	(4)	2,559,027
Helene Simonet,	2009	(3)	384,221	190,537	369,837	1,010	52,951	(5)	998,556
Executive Vice President and	2008		359,334	118,392	663,063	239,649	62,142	(5)	1,442,581
Chief Financial Officer	2007		351,719	115,647	493,108	171,933	53,577	(5)	1,185,984
Bret DiMarco,	2009	(3)	311,658	151,685	205,602	585	38,138	(6)	707,669
Executive Vice President and	2008		298,076	57,116	315,114	143,275	38,607	(6)	852,188
General Counsel	2007		250,077	6,294	67,579	142,271	13,487	(6)	479,708
Luis Spinelli,	2009	(3)	265,853	93,948	91,808	499	173,720	(7)	625,828
Executive Vice President and	2008		252,862	46,182	116,615	120,635	137,041	(7)	673,335
Chief Technology Officer	2007		250,759	45,419	203,860	90,677	63,447	(7)	654,162
Former Employees
Ronald Victor,	2009		73,811	—	—	468	284,298	(8)	358,578
Executive Vice President,	2008		239,886	15,862	36,116	114,567	96,314	(8)	450,768
Human Resources	2007		239,983	37,399	163,660	86,815	53,312	(8)	581,169

(1)          Reflects the dollar amount recognized for financial statement reporting purposes (disregarding an estimate of forfeitures related to service-based vesting conditions) for fiscal 2009 and 2008 in accordance with ASC 718, and includes grants made in fiscal 2009, 2008 and prior. For fiscal 2007, no awards were made and therefore the amounts for fiscal 2007 only include amounts awarded or granted prior to fiscal 2007. The amounts for stock awards includes both performance-based and time-based vesting restricted stock awards to the extent such awards had ASC 718 calculated value. The assumptions used in the valuation of these awards are set forth in Note 12. “Employee Stock Option and Benefit Plans” of the Financial Statements in our annual report on Form 10-K. These amounts do not correspond to the actual value that may ultimately be recognized by the Named Executive Officers.

(2)          Reflects the dollar amounts earned under the Variable Compensation Plan (VCP) during fiscal 2009, fiscal 2008 and fiscal 2007.

(3)          Reflects the dollar amount of salary earned in fiscal year 2009, which included an additional payroll period.  Due to the timing of our fiscal year, fiscal year 2009 included 27 payroll periods compared to 26 payroll periods in fiscal 2008.

(4)          For fiscal 2009, includes amounts (a) contributed by us under the Company’s 401(k) plan ($13,541) and deferred compensation plan ($20,402), (b) debt forgiveness which was reflected on Dr. Ambroseo’s W-2 form during the first quarter of fiscal 2009 for his promissory note which was fully forgiven prior to the end of fiscal 2008 ($10,000), (c) from the use of a Company-leased and maintained automobile (“Car Allowance”) ($29,760) and (d) reimbursed pursuant to executive medical reimbursement ($10,236).  For fiscal year 2008, includes amounts (a) contributed by us under the Company’s 401(k) plan ($13,501) and deferred compensation plan ($19,356), (b) payment for buy-out of earned vacation ($21,685), (c) debt forgiveness (see “Certain Relationships and Related Person Transactions — Related Person Transactions — Certain Transactions”) ($10,200), (d) from the use of a Company-owned and maintained automobile ($8,539) and (e) reimbursed pursuant to executive medical reimbursement ($5,463).  For fiscal year 2007, includes amounts (a) contributed by us under the Company’s 401(k) plan ($13,500) and deferred compensation plan ($37,139), (b) reflecting imputed income to Dr. Ambroseo from the sale of a Company car under the terms of the Company’s auto policy described above, (c) for debt forgiveness (see “Related Person Transactions” below), (d) from the use of a Company-owned and maintained automobile and (e) reimbursed pursuant to executive medical reimbursement.

(5)          For fiscal 2009, includes amounts (a) contributed by us under the Company’s 401(k) plan ($12,048) and deferred compensation plan ($8,058), (b) payment for buy-out of earned vacation ($7,115), (c) Car Allowance ($15,834) and (d) reimbursed pursuant to executive medical reimbursement ($6,198).   For fiscal year 2008, includes amounts (a) contributed by us under the Company’s 401(k) plan ($13,800) and deferred compensation plan ($7,591), (b) payment for buy-out of earned vacation ($17,255), (c) from the use of a Company-owned and maintained automobile ($14,267) and (d) reimbursed pursuant to executive medical reimbursement ($5,775). For fiscal year 2007, includes amounts (a) contributed by us under the Company’s 401(k) plan ($12,100) and deferred compensation plan ($14,898), (b) from the use of a Company-owned and maintained automobile and (c) reimbursed pursuant to executive medical reimbursement.

(6)          For fiscal 2009, includes amounts (a) contributed by us under the Company’s 401(k) plan ($10,338) and deferred compensation plan ($4,200), (b) Car Allowance ($16,876) and (c) reimbursed pursuant to executive medical reimbursement ($6,039).  For fiscal year 2008, includes amounts (a) contributed by us under the Company’s 401(k) plan ($17,691), (b) from the use of a Company-owned and maintained automobile ($15,835), and (c) reimbursed pursuant to executive medical reimbursement ($4,447). For fiscal year 2007, includes amounts (a) contributed by us under the Company’s 401(k) plan ($3,462), (b) from the use of a Company-owned and maintained automobile and (c) reimbursed pursuant to executive medical reimbursement.

(7)          For fiscal 2009, includes amounts (a) contributed by us under the Company’s 401(k) plan ($11,932) and deferred compensation plan ($1,460), (b) Car Allowance ($22,573), (c) earned under our patent award program where Mr. Spinelli was an inventor ($15,618), (d) reimbursement for tax obligations arising under Section 409A as a result of the exercise of stock options with an exercise price less than fair market value as of the options grant date (these grants were made to Mr. Spinelli prior to him becoming an executive officer) ($107,730) and (f) reimbursed pursuant to executive medical reimbursement ($7,839).   For fiscal year 2008, includes amounts (a) contributed by us under the Company’s 401(k) plan ($13,520) and deferred compensation plan ($1,533), (b) payment for buy-out of earned vacation ($13,612), (c) from the use of a Company-owned and maintained automobile ($19,621), (d) reflecting imputed income to Mr. Spinelli from the sale of a Company car under the terms of the Company’s auto policy ($25,867), (e) earned under our patent award program where Mr. Spinelli was an inventor ($5,048), (f) reimbursement for tax obligations arising under Section 409A as a result of exercise of stock options with an exercise price less than fair market value as of the options grant date (these grants were made to Mr. Spinelli prior to him becoming an executive officer) ($54,223) and (g) reimbursed pursuant to executive medical reimbursement ($8,494). For fiscal year 2007, includes amounts (a) contributed by us under the Company’s 401(k) plan ($13,467) and deferred compensation plan, (b) paid to Mr. Spinelli for buy-out of earned vacation, (c) from the use of a Company-owned and maintained automobile, (d) earned under our patent award program ($15,647) where Mr. Spinelli was an inventor and (e) reimbursed pursuant to executive medical reimbursement.

(8)          For fiscal 2009, includes amounts (a) contributed by us under the Company’s 401(k) plan ($3,282) and deferred compensation plan ($1,147), (b) paid to Mr. Victor for buy-out of earned vacation ($23,953), (c) Car Allowance ($5,000) and (d) retention agreement, single lump sum payment ($250,000).  For fiscal year 2008, includes amounts (a) contributed by us under the Company’s 401(k) plan ($13,500) and deferred compensation plan ($893), (b) paid to Mr. Victor for buy-out of earned vacation ($11,533), (c) from the use of a Company-owned and maintained automobile ($22,183), (d) reflecting imputed income to Mr. Victor from the sale of a Company car under the terms of the Company’s former auto policy ($37,305) and (e) reimbursed pursuant to executive medical reimbursement ($7,495). For fiscal year 2007, includes amounts (a) contributed by us under the Company’s 401(k) plan ($13,378), (b) paid to Mr. Victor for buy-out of earned vacation, (c) from the use of a Company-owned and maintained automobile and (d) reimbursed pursuant to executive medical reimbursement.

Grants of Plan-Based Awards in Fiscal 2009

Except as set forth in the footnotes, the following table shows all plan-based equity and non-equity incentive awards granted to our Named Executive Officers during fiscal 2009.

Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Actual Payouts Under Non- Equity Incentive Plan		All Other Stock Awards: # of Securities Underlying	All Other Option Awards: # of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair
Name	Type	Grant Date	Threshold ($)		Target ($)	Maximum ($)	Awards ($)		Options (#)	Options (#)	Awards ($)	Value ($)(1)
John Ambroseo	Option	11/17/2008								75,600	23.16	688,194
	RSU	11/17/2008							28,550			661,218
	Q1 Bonus		0	(2)	145,002	290,004	0
	Q2 Bonus		0	(2)	145,002	290,004	2,262	(3)
	Q3 Bonus		0	(2)	145,002	290,004	0
	Q4 Bonus		0	(2)	145,002	290,004	0
	Total		0	(2)	580,008	1,160,016	2,262
Helene Simonet	Option	11/17/2008								26,950	23.16	245,329
	RSU	11/17/2008							10,200			236,232
	Q1 Bonus		0	(2)	64,748	129,497	0
	Q2 Bonus		0	(2)	64,748	129,497	1,010	(3)
	Q3 Bonus		0	(2)	64,748	129,497	0
	Q4 Bonus		0	(2)	64,748	129,497	0
	Total		0	(2)	258,993	517,987	1,010
Bret DiMarco	Option	11/17/2008								21,250	23.16	193,441
	RSU	11/17/2008							8,050			186,438
	Q1 Bonus		0	(2)	37,500	75,000	0
	Q2 Bonus		0	(2)	37,500	75,000	585	(3)
	Q3 Bonus		0	(2)	37,500	75,000	0
	Q4 Bonus		0	(2)	37,500	75,000	0
	Total		0	(2)	149,999	299,998	585
Luis Spinelli	Option	11/17/2008								17,700	23.16	161,125
	RSU	11/17/2008							6,700			155,172
	Q1 Bonus		0	(2)	32,001	64,002	0
	Q2 Bonus		0	(2)	32,001	64,002	499	(3)
	Q3 Bonus		0	(2)	32,001	64,002	0
	Q4 Bonus		0	(2)	32,001	64,002	0
	Total		0	(2)	128,003	256,006	499
Former Employee	Q1 Bonus		0	(2)	29,986	59,972	0
Ronald A. Victor	Q2 Bonus		0	(2)	29,986	59,972	468	(3)
	Q3 Bonus		0	(2)	29,986	59,972	0
	Q4 Bonus		0	(2)	29,986	59,972	0
	Total		0	(2)	119,943	239,886	468

(1)                                  Reflects the dollar amount recognized for financial statement reporting purposes (disregarding an estimate of forfeitures related to service-based vesting conditions) for fiscal 2009 in accordance with ASC 718, and includes grants made in fiscal 2009. The amounts for stock awards include time-based vesting restricted stock awards to the extent such awards had ASC 718 calculated value. The assumptions used in the valuation of these awards are set forth in Note 14. “Employee Stock Option and Benefit Plans” of the financial statements in this Annual Report on Form 10-K. These amounts do not correspond to the actual value that will be recognized by the Named Executive Officers.

(2)                                  Failure to meet a minimum level of performance will result in no bonus paid out under the 2009 Variable Compensation Plan.

(3)                                  Reflects the amount earned in the first quarter of fiscal 2009 under the 2009 Variable Compensation Plan that was paid during the second fiscal quarter.

Option Exercises and Stock Vested at 2009 Fiscal Year-End

The table below sets forth certain information for each Named Executive Officer regarding the exercise of options and the vesting of stock awards during the year ended October 3, 2009, including the aggregate value realized upon such exercise or vesting.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
John Ambroseo	—	—	7,500	119,700
Helene Simonet	—	—	4,166	66,489
Bret DiMarco	—	—	3,333	53,195
Luis Spinelli	—	—	1,666	26,589

Outstanding Equity Awards at Fiscal 2009 Year-End

The following table presents information concerning unexercised options and stock that has not yet vested for each Named Executive Officer outstanding as of October 3, 2009.

		Option Awards				Stock Awards			Equity incentive plan awards:	Equity incentive plan awards: Market or
						Number			Number of	payout
Name	Grant Date	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price(2)	Option Expiration Date	of Shares or Units of Stock That Have Not Vested #		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	unearned shares, units or other rights that have not vested (#)	value of unearned shares, units or other rights that have not vested ($)
John Ambroseo	11/17/2008	—	75,600	$23.16	11/17/2014	28,550		655,794
	2/22/2008 2/22/2008	—				15,000 67,500	(4)	344,550 1,550,475
	10/3/2007	250,000	—	$32.95	10/3/2013				0	0
	3/30/2006	90,000	—	$35.01	3/30/2012
	4/7/2005	90,000	—	$33.71	4/7/2011
	3/25/2004	3,786	—	$26.41	3/25/2010
	3/25/2004	146,214	—	$26.41	3/25/2010
Helene Simonet	11/17/2008	—	26,950	$23.16	11/17/2014	10,200		234,294
	2/22/2008 2/22/2008	—				8,334 37,500	(4)	191,432 861,375
	10/3/2007	100,000	—	$32.95	10/3/2013				0	0
	3/30/2006	35,000	—	$35.01	3/30/2012
	4/7/2005	25,000	—	$33.71	4/7/2011
	3/25/2004	3,786	—	$26.41	3/25/2010
	3/25/2004	66,214	—	$26.41	3/25/2010
Bret DiMarco	11/17/2008	—	21,250	$23.16	11/17/2014	8,050		184,909
	2/22/2008 2/22/2008	—				6,667 30,000	(4)	153,141 689,100
	10/3/2007	50,000	—	$32.95	10/3/2013				0	0
	6/7/2006	10,000	—	$33.30	6/7/2012
Luis Spinelli	11/17/2008	—	17,700	$23.16	11/17/2014	6,700		153,900
	2/22/2008 2/22/2008	—				3,334 15,000	(4)	76,582 344,550
	10/3/2007	15,000	—	$32.95	10/3/2013				0	0
	3/30/2006	10,000	—	$35.01	3/30/2012
	4/7/2005	12,000	—	$33.71	4/7/2011
	3/25/2004	35,000	—	$26.41	3/25/2010

(1)                                  The grants vest in three equal annual installments beginning on November 17, 2009.

(2)                                  The exercise prices indicated are the prices originally recorded by the Company at grant and have not been adjusted to reflect any new measurement date as a result of the Company’s historical stock option review.

(3)                                  Market Value is determined by multiplying the number of shares by $22.97, the closing price of the Company’s common stock on October 2, 2009, the last trading date of the fiscal year.

(4)                                  The performance-based restricted stock units vesting determination date is November 14, 2010.  The performance based restricted stock units will vest in an amount which is 0-300% subject to the achievement of certain performance metrics.  The amount reflected in the table is the maximum amount or 300%.

Fiscal 2009 Non-Qualified Deferred Compensation

The following table presents information regarding the non-qualified deferred compensation activity for each Named Executive Officer during fiscal 2009:

Name	Executive Contributions in Last FY ($)(1)	Executive Deferrals Including Company Contribution in Last FY ($)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance of Last FYE ($)(3)
John Ambroseo	59,401	79,804	20,402	53,565	—	3,506,960
SRP(4)	—	—	—	16,524	—	1,114,500
Helene Simonet	446	8,504	8,058	(6,279)	—	698,303
SRP(4)	—	—	—	(5,470)	—	142,698
Bret DiMarco	—	4,200	4,200	10	—	14,090
Luis Spinelli	28,137	29,597	1,460	(8,846)	—	418,105
SRP(4)	—	—	—	(34,378)	—	421,011
Former Employee
Ronald Victor	22,127	23,274	1,147	(10,962)	—	776,997
SRP(4)	—	—	—	(160)	—	172,238

(1)                                  Amounts in this column consist of salary and/or bonus earned during fiscal 2009, which is also reported in the Summary Compensation Table.

(2)                                  Amounts reflect Company contribution payments in excess of the Internal Revenue Code Sections 401(a)(17) and 402(g) qualified plan limits made to the non-qualified “Deferred Compensation Plan” for plan year 2008 made in fiscal 2009. Amounts reported in this column are also reported in the “All Other Compensation” column of the Summary Compensation Table.

(3)                                  The deferred compensation in a participant’s account is fully vested and is credited with positive or negative investment results based on the plan investment options selected by the participant.

(4)                                  Amounts represent account balances and earnings from the Supplementary Retirement Plan (SRP) which was suspended.  Deferrals (both executive and Company) into this plan have been suspended.  The Deferred Compensation Plan is the only non-qualified deferred compensation plan currently available for executive officers.

Potential Payments upon Termination or Change of Control

The following table shows the potential payments and benefits that we (or our successor) would be obligated to make or provide upon termination of employment of each our Named Executive Officers pursuant to the terms of the Change of Control Severance Plan. Other than this plan, there are no other employment agreements or other contractual obligations triggered upon a change of control. For purposes of this table, it is assumed that each Named Executive Officer’s employment terminated at the close of business on October 2, 2009 (the last business day before the end of our fiscal year end on October 3, 2009). These payments are conditioned upon the execution of a form release of claims by the Named Executive Officer in favor of us. The amounts reported below do not include the nonqualified deferred compensation distributions that would be made to the Named Executive Officers following a termination of employment (for those amounts and descriptions, see the prior table). There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, of if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.  The Total Benefit per individual in the table below is does not add to the total of the individual components due to rounding within each component.

Named Executive Officer	Multiplier for Base Salary and Bonus	Nature of Benefit	Termination for Cause	Any Other Termination
John Ambroseo	2.99X	Salary Severance	—	$1,734,200
		Bonus Severance	—	$1,734,200
		Equity Compensation Acceleration(1)	—	$2,550,819
		Tax Gross Up(2)	—	$2,443,887
		Health Insurance(3)	—	$71,770
		Total Benefit		$8,534,876
Helene Simonet	2X	Salary Severance	—	$740,000
		Bonus Severance	—	$518,000
		Equity Compensation Acceleration(1)	—	$1,287,101
		Health Insurance(3)	—	$33,318
		Total Benefit		$2,578,419
Bret DiMarco	2X	Salary Severance	—	$600,000
		Bonus Severance	—	$300,000
		Equity Compensation Acceleration(1)	—	$1,027,149
		Health Insurance(3)	—	$47,847
		Total Benefit		$1,974,996
Luis Spinelli	2X	Salary Severance	—	$512,000
		Bonus Severance	—	$256,000
		Equity Compensation Acceleration(1)	—	$575,031
		Health Insurance(3)	—	$47,847
		Total Benefit		$1,390,878

(1)                                  Equity Compensation Acceleration is the in-the-money value of unvested stock options, time-based restricted stock units and performance-based restricted stock units, in each case as of October 2, 2009 at the closing stock price on that date ($22.97). The value of accelerated stock options are thus calculated by multiplying the number of unvested shares subject to acceleration by the difference between the exercise price and the closing stock price on October 2, 2009; the value of accelerated restricted stock is calculated by multiplying the number of unvested shares subject to acceleration by the closing stock price on October 2, 2009. This assumes immediate release and vesting of the performance-based restricted stock units at the maximum, or 300% of target, achievement. The amounts reflected for Equity Compensation Acceleration do not reflect any applicable taxes, just gross proceeds. Since the table assumes a triggering event on October 3, 2009, only those stock options and restricted stock/RSU grants outstanding as of that date are included in the table.

(2)                                  Estimated reimbursement (by way of a tax “gross-up”) for a 20% excise tax that would be due under Section 4999 of the Internal Revenue Code of 1986 on a portion of the amounts reported.

(3)                                  Health Insurance is an estimate of the cost of covering the individual and his or her covered dependents for three years, in the case of the chief executive officer and for two years for the other Named Executive Officers.

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

Furthermore, the Board believes a change of control plan aids us in attracting and retaining the highly qualified, high performing individuals who are essential to our success. The plan’s assurance of fair treatment will ensure that key employees will be able to maintain productivity, objectivity and focus during the period of significant uncertainty that is inherent in an acquisition or other change of control. A change in control of Coherent is defined under the change of control plan as an occurrence of a business combination, an acquisition by any person directly or indirectly of fifty percent or more of the combined voting power of our common stock or a change in the composition of the Board where less than fifty percent are incumbent directors.

The change of control plan provides that if within 24 months after a change in control the executive’s employment is terminated other than by reason of his or her death, disability, retirement or for cause, or the executive officer terminates his or her employment for “good reason,” the executive will receive a lump sum severance payment equal to 2.99 (in the case of Dr. Ambroseo) or 2.0 (in the case of Ms. Simonet and Messrs. Spinelli and DiMarco) times the executive’s annual base salary and annual bonus (assuming achievement of all performance requirements thereof). “Good reason” is defined in each Agreement as any of the following that occurs after a change in control of the Company: certain reductions in compensation; certain material changes in employee benefits and perquisites; a change in the site of employment; reduction in the executive’s duties and responsibilities; the Company’s failure to obtain the written assumption by its successor of the obligations set forth in the Agreement; attempted termination of employment on grounds insufficient to constitute a basis of termination for cause under the terms of the change of control plan; or the Company’s breach of any of the provisions of the change of control plan. Under the terms of the plan, the executives will also have acceleration of all vesting conditions for equity grants and health care for the executive (and his or her covered family members) will be provided on the same terms for two years and, in the case of Dr. Ambroseo, three years. Further, Dr. Ambroseo will receive a gross-up for any Internal Revenue Code section 280G (“280G”) excise taxes to the extent that the severance benefits are more than 20% over the limit imposed by 280G (i.e., more than 3.59x the “base amount” as defined by Section 280G). If the benefits are less than 20% over the limit, the benefits will be reduced to the extent necessary so that no 280G excise tax is triggered. To the extent 280G is triggered as a result of the severance benefits for the other executive participants, such payments will either be paid in full or reduced so that the executive receives the maximum severance benefit without triggering 280G.

Director Compensation

During fiscal 2009, we paid our non-employee directors an annual retainer (depending upon position) and for service on the Board as follows:

Position	Annual Retainer
Board Member	$40,000
Board Chair	$16,000
Audit Committee Chair	$34,000
Compensation and H.R. Comm. Chair	$16,000
Governance & Nominating Comm. Chair	$10,750
Audit Committee member (non-Chair)	$12,500
Compensation and H.R. Committee member (non-Chair)	$8,500
Governance and Nominating Committee member (non-Chair)	$6,500

The chart below summarizes the gross cash amounts earned by non-employee directors for service during fiscal 2009 on the Board and its committees (all amounts in dollars):

Name	Annual Board and Chairperson service(1)		Audit Committee(1)	Compensation and H.R. Committee(1)	Nominating and Governance Committee(1)	Special Committee	Special Litigation Committee	Total
John H. Hart	40,000		6,250	12,250	3,250	—	—	61,750
Susan James	40,000		12,500	—	6,500	—	—	59,000
L. William Krause	20,000	(2)	—	4,250	—	—	—	24,250

Garry W. Rogerson	56,000		6,250	8,500	7,000	—	—	77,750
Lawrence Tomlinson	40,000		34,000	—	—	—	—	74,000
Sandeep Vij	40,000		—	12,250	5,375	—	48,000	105,625
Former Director
Clifford Press	40,000		—	—	4,875	—	—	44,875

(1)                                 Includes the annual retainer.

(2)                                 Includes pro rated amount for service as a director after joining in June 2009.

The chart below summarizes the amounts earned by non-employee directors for service (including both Board and, where applicable, committee service) during fiscal 2009:

Name	Fees Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	Total ($)
John H. Hart	61,750	60,018	43,870	165,638
Susan James	59,000	24,644	64,257	147,901
L. William Krause	24,250	4,460	26,316	55,026
Clifford Press	44,875	24,644	64,257	133,776
Garry W. Rogerson	77,750	35,316	31,843	144,909
Lawrence Tomlinson	74,000	36,860	31,843	142,703
Sandeep Vij	105,625	35,316	31,843	172,784

(1)                                 These amounts do not reflect compensation actually received. Rather, these amounts represent the aggregate expense recognized by the Company for financial statement reporting purposes in fiscal 2009, in accordance with ASC 718, for restricted stock units and stock options which were granted in fiscal 2009 and prior to fiscal 2009 under the Company’s Director Stock Plan. The assumptions used to calculate the value of these stock units and stock options are set forth in Note 12. “Employee Stock Option and Benefit Plans” of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 3, 2009.

(2)                                 The directors’ aggregate holdings of restricted stock units as of the end of fiscal 2009 were as follows (the vesting for which is 100% on March 19, 2011 for 2,000 shares (for all except Mr. Krause) and 100% on March 11, 2012 for 2,000 shares to the extent such individual is a member of the Board at such time):

John H. Hart	4,000 shares
Susan James	4,000 shares
L. William Krause	2,000 shares
Garry W. Rogerson	4,000 shares
Lawrence Tomlinson	4,000 shares
Sandeep Vij	4,000 shares
Former Director
Clifford Press	4,000 shares

(3)                                  The directors’ aggregate holdings of stock option awards (both vested and unvested) as of the end of fiscal 2009 were as follows:

John H. Hart	58,500 shares
Susan James	30,000 shares
L.William Krause	24,000 shares
Garry W. Rogerson	59,000 shares
Lawrence Tomlinson	50,800 shares
Sandeep Vij	60,000 shares
Former Director
Clifford Press	30,000 shares

The following table shows equity grants received by non-employee directors in fiscal 2009:

Name	Restricted Stock Units Granted in Fiscal 2009 (#)	Stock Options Granted in Fiscal 2009 (# shares)
John H. Hart	2,000	6,000
Susan James	2,000	6,000
L. William Krause	2,000	24,000
Garry W. Rogerson	2,000	6,000
Lawrence Tomlinson	2,000	6,000
Sandeep Vij	2,000	6,000
Former Director
Clifford Press	2,000	6,000

Our 1998 Directors’ Stock Plan was adopted by the Board on November 24, 1998 and was approved by the stockholders on March 17, 1999. The 1998 Directors’ Stock Plan was amended on March 23, 2003, and was further amended on March 30, 2006, when the 1998 Directors’ Stock Plan was renamed the 1998 Director Stock Plan (the “1998 Director Plan”). As of September 30, 2007, 150,000 shares were reserved for issuance thereunder. Under the terms of the 1998 Director Plan, the number of shares reserved for issuance thereunder is increased each year by the number of shares necessary to restore the total number of shares reserved to 150,000 shares.

As of October 3, 2009, the 1998 Director Plan provided for the automatic and non-discretionary grant of a non-statutory stock option to purchase 24,000 shares of the Company’s common stock to each non-employee director on the date on which such person becomes a director. Thereafter, each non-employee director will be automatically granted a non-statutory stock option to purchase 6,000 shares of common stock on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director is reelected to serve on the Board, if, on such date, he or she has served on the Board for at least three months. Such plan provides that the exercise price must be equal to the fair market value of the common stock on the date of grant of the options.

Additionally, as of October 3, 2009, the 1998 Director Plan provides for the automatic and non-discretionary grant of 2,000 restricted stock units (“RSUs”) to each non-employee director on the date on which such person becomes a director. Thereafter, each non-employee director will be automatically granted 2,000 RSUs on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director is reelected to serve on the Board, if, on such date, he or she has served on the Board for at least three months.

The 1998 Director Plan provides that with respect to any options held by a director who retires after at least eight years of service on the Board, such director will fully vest in and have the right to exercise his or her option as to both vested and unvested shares as of such date. The option will remain exercisable for the lesser of (i) two (2) years following the date of such director’s retirement or (ii) the expiration of the option’s original term.

As of October 3, 2009, 196,700 shares have been issued upon the exercise of options and the vesting of restricted stock units under the 1998 Director Plan. There were no options exercised by non-employee directors during fiscal 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2009, certain information with respect to the beneficial ownership of common stock by (i) any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act known by us to be the beneficial owner of more than 5% of our voting securities, (ii) each director and each nominee for director, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all executive officers and directors as a group, based on information available to the Company as of filing this Form 10-K/A. We do not know of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control. Unless otherwise indicated, the address of each stockholder in the table below is c/o Coherent, Inc., 5100 Patrick Henry Drive, Santa Clara, California 95054.

Name and Address	Number of Shares	Percent of Total (1)
Dimensional Fund Advisors(2) 1299 Ocean Ave., 11th Floor Santa Monica, CA 90401	2,112,114	8.57%
Eagle Asset Management, Inc.(2) 880 Carillon Parkway St. Petersburg, FL 33716	1,591,365	6.46%
Wells Fargo Capital Management(2) 525 Market Street, 10th Floor San Francisco, CA 94105	1,325,076	5.38%
John R. Ambroseo, PhD(3)	686,880	2.72%
Helene Simonet(4)	263,273	1.07%
Luis Spinelli(5)	86,835	*
Bret M. DiMarco(6)	75,115	*
Ronald Victor	—	*
John H. Hart(7)	54,000	*
Susan James(8)	8,000	*
L. William Krause(9)	—	*
Garry W. Rogerson, PhD(10)	53,000	*
Lawrence Tomlinson(11)	24,200	*
Sandeep Vij(12)	56,600	*
All directors and executive officers as a group (10 persons)(13)	1,307,903	5.07%

*	Represents less than 1%.
(1)

Based upon 24,644,071 shares of Coherent common stock outstanding as of December 31, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, each share of Coherent common stock subject to options held by that person that are currently exercisable or will be exercisable within 60 days of December 31, 2009 and all shares of restricted stock which are vested on December 31, 2009, are deemed outstanding. For Dr. Ambroseo, Ms. Simonet, Messrs. Spinelli, and DiMarco, no shares of performance-based restricted stock or restricted stock units are included. In addition, such shares, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Based on the most recent Schedule 13F, 13D or Schedule 13G (or amendments thereto) filed by such person with the SEC prior to the date of filing this report and a review of a stockholder listing report provided by a third party provider. For Oliver Press Partners, LLC, the Company notes that the Schedule 13D/A filed by Oliver Press Partners, LLC on December 7, 2009 was a joint filing and included shares held by the individuals and entities set forth in the filing. See also footnote 13 below.

(3)

Includes 605,200 shares issuable upon exercise of options and 7,500 shares issuable upon vesting of RSUs held by Dr. Ambroseo which were exercisable or would become exercisable or vested, as the case may be, within 60 days of December 31, 2009.

(4)

Includes 238,983 shares issuable upon exercise of options and 4,167 shares issuable upon vesting of RSUs held by Ms. Simonet which were exercisable or would become exercisable or vested, as the case may be, within 60 days of December 31, 2009.

(5)

Includes 77,900 shares issuable upon exercise of options and 1,667 shares issuable upon vesting of RSUs held by Mr. Spinelli which were exercisable or would become exercisable or vested, as the case may be, within 60 days of December 31, 2009.

(6)

Includes 67,083 shares issuable upon exercise of options and 3,333 shares issuable upon vesting of RSUs held by Mr. DiMarco which were exercisable or would become exercisable or vested, as the case may be, within 60 days of December 31, 2009.

(7)	Includes 49,500 shares issuable upon exercise of options held by Mr. Hart which were exercisable or would become exercisable within 60 days of December 31, 2009.
(8)	Includes 8,000 shares issuable upon exercise of options held by Ms. James which were exercisable or would become exercisable within 60 days of December 31, 2009.
(9)	Mr. Krause was elected to the Board in June 2009 and, accordingly, has no options which were exercisable or would become exercisable within 60 days of December 31, 2009.
(10)	Includes 50,000 shares issuable upon exercise of options held by Dr. Rogerson which were exercisable or would become exercisable within 60 days of December 31, 2009.
(11)	Includes 21,000 shares issuable upon exercise of options held by Mr. Tomlinson which were exercisable or would become exercisable within 60 days of December 31, 2009.

(12)	Includes 51,000 shares issuable upon exercise of options held by Mr. Vij which were exercisable or would become exercisable within 60 days of December 31, 2009.
(13)

Includes an aggregate of 1,168,666 options and 16,667 shares issuable upon vesting of RSUs which were exercisable or would become exercisable or vested, as the case may be, within 60 days of December 31, 2009.This does not include any shares held by our former director, Mr. Press or Oliver Press Partners LLC and its affiliates.

Equity Compensation Plan Information

The following table provides information as of October 3, 2009 about the Company’s equity compensation plans under which shares of our common stock may be issued to employees, consultants or members of our Board:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,850,048	(1)	$27.41	3,628,090	(2)(3)
Equity compensation plans not approved by security holders	—		—	—
Total	2,850,048		$27.41	3,628,090

(1)                                 This number does not include any options which may be assumed by us through mergers or acquisitions, however, we do have the authority, if necessary, to reserve additional shares of common stock under these plans to the extent necessary for assuming such options.

(2)                                 This number of shares includes 473,808 shares of common stock reserved for future issuance under the Employee Stock Purchase Plan, 124,000 shares reserved for future issuance under the 1998 Director Plan and 3,030,282 shares reserved for future issuance under the 2001 Stock Plan.

(3)                                 The 1998 Director Plan provides for annual increases to the number of shares available for issuance under the 1998 Director Plan so that the total number of shares reserved is not less than 150,000 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Related Person Transactions

In accordance with the charter for the Audit Committee of the Board, the members of the Audit Committee, all of whom are independent directors, review and approve in advance any proposed related person transactions. Additionally, from time to time the Board may directly consider these transactions. For purposes of these procedures, the individuals and entities that are considered “related persons” include:

•                  Any of our directors, nominees for director and executive officers;

•                  Any person known to be the beneficial owner of five percent or more of our common stock (a “5% Stockholder”); and

•                  Any immediate family member, as defined in Item 404(a) of Regulation S-K, of a director, nominee for director, executive officer and 5% Stockholder. We will report all such material related person transactions under applicable accounting rules, federal securities laws and SEC rules and regulations.

Related Person Transactions

Certain Transactions

On January 5, 2009, the Company entered into an amendment to its agreement with Oliver Press Partners, LLP and certain of its affiliates (“OPP”), including Clifford Press, who was a member of our Board during fiscal 2009. The agreement provides that our Board would include Mr. Press in the slate of directors for election at the annual meeting of the stockholders held in 2009 and that the signatories to the agreement will not seek to call a special meeting or other actions relating to the election of directors for one year. In addition, Mr. Press agreed to submit his resignation as a director if OPP ceases to hold at least 50% of the common stock of the Company that OPP and its affiliates currently hold as a group. The settlement agreement includes certain standstill restrictions that commenced upon the execution of the settlement agreement and will expire on the first anniversary of our 2009 annual meeting. Under the terms of the standstill restrictions, neither OPP nor any of its affiliates may, among other things, (i) submit or encourage any other person or group to nominate directors for election to our Board, (ii) submit any stockholder proposals, (iii) call an annual or special meeting of stockholders, (iv) solicit proxies from stockholders of the registrant, (v) change the composition of the Board. The standstill restrictions contain certain exceptions that, among other things, permit OPP to seek to change the composition of the Board at the 2010 annual meeting by submitting nominees for election and to solicit proxies in favor of such nominees for the 2010 annual meeting. In addition, during the effective period of the standstill restrictions described above, OPP has agreed that it will cause any shares of our common stock that it owns to be voted in accordance with the recommendation of our Board if Mr. Press has approved and joined in any such recommendation.  Mr. Press resigned as a member of the Board in November 2009.

Other Matters

We have entered into indemnification agreements with each of our executive officers and directors. Such indemnification agreements require us to indemnify these individuals to the fullest extent permitted by law. We also intend to execute these agreements with our future directors and officers.

Director Independence

For information concerning director independence, please see Item 10 under the caption “Directors.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

The following table sets forth fees for services Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) provided during fiscal years 2009 and 2008:

	2009	2008
Audit fees(1)	$1,693,202	$4,753,342
Audit-related fees	—	—
Tax fees	—	—
All other fees(2)	72,375	34,300
Total	$1,765,577	$4,787,642

(1)                                 Represents fees for professional services provided in connection with the integrated audit of our annual financial statements and internal control over financial reporting and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.  This amount includes approximately $1,885,000 incurred during fiscal 2008 for additional services related primarily to the restatement of our consolidated financial statements for the fiscal years 1995 through 2005.

(2)                                 Represents the annual subscription for access to the Deloitte Accounting Research Tool, which is a searchable on-line accounting database ($2,000) in both fiscal years, due diligence associated with our acquisition activities in fiscal 2009 and project assistance in fiscal 2008.

Pre-Approval of Audit and Non-Audit Services

The Audit Committee has determined that the provision of non-audit services by Deloitte is compatible with maintaining Deloitte’s independence. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by Deloitte. In other cases, the Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve certain additional services, and such pre-approvals are communicated to the full Committee at its next meeting. During fiscal 2009, 100% of the services were pre-approved by the Audit Committee in accordance with this policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERENT, INC.

Date: February 1, 2010	/s/ JOHN R. AMBROSEO
By: John R. Ambroseo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ JOHN R. AMBROSEO	February 1, 2010
John R. Ambroseo (Director and Principal Executive Officer)	Date

/s/ HELENE SIMONET	February 1, 2010
Helene Simonet (Principal Financial and Accounting Officer)	Date

*	February 1, 2010
Garry W. Rogerson (Director)	Date

*	February 1, 2010
John H. Hart (Director)	Date

*	February 1, 2010
Susan M. James (Director)	Date

*	February 1, 2010
L. William Krause (Director)	Date

*	February 1, 2010
Lawrence Tomlinson (Director)	Date

*	February 1, 2010
Sandeep Vij (Director)	Date

*	By:	/s/ JOHN R. AMBROSEO
Title: Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.