Form 10-Q
period 2010-01-02
COHERENT INC
filed 2010-02-10
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 2, 2010

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on January 29, 2010 was 24,646,738.

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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	January 2, 2010	December 27, 2008

Net sales	$122,815	$124,388
Cost of sales	71,783	73,999
Gross profit	51,032	50,389
Operating expenses:
Research and development	15,410	14,778
Selling, general and administrative	27,979	23,628
Impairment of goodwill	—	19,286
Amortization of intangible assets	1,961	1,943
Total operating expenses	45,350	59,635
Income (loss) from operations	5,682	(9,246)
Other income (expense) (net)	792	(4,230)
Income (loss) before income taxes	6,474	(13,476)
Provision for income taxes	2,295	1,203
Net income (loss)	$4,179	$(14,679)

Net income (loss) per share:
Basic	$0.17	$(0.61)
Diluted	$0.17	$(0.61)

Shares used in computation:
Basic	24,469	24,145
Diluted	24,678	24,145

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	January 2, 2010	October 3, 2009

ASSETS
Current assets:
Cash and cash equivalents	$199,760	$199,950
Short-term investments	40,866	43,685
Accounts receivable—net of allowances of $2,150 and $2,147, respectively	76,136	74,235
Inventories	98,924	97,767
Prepaid expenses and other assets	51,827	38,969
Deferred tax assets	18,948	28,164
Total current assets	486,461	482,770
Property and equipment, net	100,062	98,792
Goodwill	68,916	66,967
Intangible assets, net	23,064	19,738
Other assets	92,202	85,337
Total assets	$770,705	$753,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$21	$9
Accounts payable	24,359	21,639
Income taxes payable	1,617	1,953
Other current liabilities	71,911	62,741
Total current liabilities	97,908	86,342
Long-term obligations	44	6
Other long-term liabilities	92,054	91,685
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—24,644 shares and 24,455 shares, respectively	246	244
Additional paid-in capital	193,096	188,918
Accumulated other comprehensive income	77,038	80,269
Retained earnings	310,319	306,140
Total stockholders’ equity	580,699	575,571
Total liabilities and stockholders’ equity	$770,705	$753,604

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	January 2, 2010	December 27, 2008
Cash flows from operating activities:
Net income (loss)	$4,179	$(14,679)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,752	4,729
Amortization of intangible assets	1,961	1,943
Deferred income taxes	6,921	(4,859)
Loss on disposal of property and equipment	100	155
Stock-based compensation	1,874	1,753
Excess tax benefit from stock-based compensation arrangements	(100)	(8)
Impairment of goodwill	—	19,286
Non-cash restructuring and other charges (recoveries)	230	(244)
Other non-cash expense (income)	(32)	4
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(716)	2,892
Inventories	1,207	(875)
Prepaid expenses and other assets	(8,252)	(3,482)
Other assets	(1,089)	6,722
Accounts payable	1,752	(4,826)
Income taxes payable/receivable	(4,792)	(4,252)
Other current liabilities	7,409	(7,057)
Other long-term liabilities	1,196	(6,600)
Net cash provided by (used in) operating activities	17,600	(9,398)

Cash flows from investing activities:
Purchases of property and equipment	(3,266)	(8,911)
Proceeds from dispositions of property and equipment	478	826
Purchases of available-for-sale securities	(19,632)	(14,459)
Proceeds from sales and maturities of available-for-sale securities	22,506	4,112
Acquisition of a business	(15,000)	—
Change in restricted cash	—	2,521
Net cash used in investing activities	(14,914)	(15,911)

Cash flows from financing activities:
Repayment of capital lease obligations	(6)	(2)
Cash overdrafts decrease	—	(470)
Issuance of common stock under employee stock option and purchase plans	2,833	3,543
Net settlement of restricted common stock	(519)	—
Excess tax benefits from stock-based compensation arrangements	100	8
Net cash provided by financing activities	2,408	3,079
Effect of exchange rate changes on cash and cash equivalents	(5,284)	(6,361)
Net decrease in cash and cash equivalents	(190)	(28,591)
Cash and cash equivalents, beginning of period	199,950	213,826
Cash and cash equivalents, end of period	$199,760	$185,235

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$38	$75
Income taxes	$3,279	$10,443
Cash received during the period for:
Income taxes	$812	$14

Non-cash investing and financing activities:
Unpaid property and equipment	$654	$1,554

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.            BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Coherent, Inc. (referred to herein as the “Company,” “we,” “our,” “us” or “Coherent”) consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended October 3, 2009. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods presented therein. Our fiscal year ends on the Saturday closest to September 30 and our first fiscal quarter includes 13 weeks of operations. Fiscal years 2010 and 2009 include 52 and 53 weeks, respectively.

2.            RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncements

In December 2007 the FASB revised the authoritative guidance for business combinations. The revised guidance retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, however these rules, (including additional guidance issuance after December 2007), change certain elements of accounting for business combinations such as:

•                  The acquisition date is the date that the acquirer achieves control.

•                  Acquisition related costs are recognized separately from the acquisition and recorded as an expense.

•                  Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can be reasonably estimated; if fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability is recognized in accordance with the guidance on contingencies.

We adopted this guidance for acquisitions completed after October 4, 2009, the beginning of our fiscal year 2010. The impact of adoption will be largely dependent on the size and nature of the business combinations completed after the adoption of this statement.

In February 2008, the FASB issued guidance which delayed the effective date regarding fair value measurements and disclosures of nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted this update for our fiscal year beginning October 4, 2009. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

In 2008, the FASB issued new requirements regarding the determination of the useful lives of intangible assets and accounting for acquired defensive assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible; an entity needs to consider its own historical experience adjusted for entity specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options.  Defensive assets should be assigned useful lives based on the period during which the asset would diminish in value.  We adopted this guidance for our fiscal year beginning October 4, 2009 and it will be applied prospectively to intangible assets acquired.

Recently Issued Accounting Pronouncements

In September 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables. This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction and provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. This standard should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this standard on a retrospective basis. We are currently evaluating the potential impact and timing of the adoption of this update on our consolidated financial position and results of operations.

3.              BUSINESS COMBINATION

On October 13, 2009, we acquired all the assets and certain liabilities of StockerYale, Inc. (“StockerYale”)’s laser module product line in Montreal and its specialty fiber product line in Salem, New Hampshire for $15.0 million in cash. StockerYale designs, develops and manufactures low power laser modules, light emitting (LED) systems and specialty optical fiber products.  These assets and liabilities have been included in our Commercial Lasers and Components segment.

We adopted the new authoritative guidance on business combinations during the first quarter of fiscal 2010 and the acquisition was accounted for in accordance with this guidance; therefore, the tangible and intangible assets acquired were recorded at fair value on the acquisition date.

Our preliminary allocation of the purchase price is as follows (in thousands):

Tangible assets	$9,770
Goodwill	2,580
Intangible assets:
Existing technology	610
Production know-how	910
Customer lists	3,170
Non-compete agreements	60
Order backlog	600
Liabilities assumed	(2,700)
Total	$15,000

The goodwill recognized from this acquisition resulted primarily from anticipated increases in market share and synergies of combining these entities and was included in our Commercial Lasers and Components segment.  None of the goodwill from this purchase is deductible for tax purposes.

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with authoritative guidance. The identifiable intangible assets are being amortized over their respective useful lives of one to seven years.

In accordance with authoritative guidance, we expensed $0.2 million of acquisition-related costs incurred as selling, general and administrative expenses in our consolidated statements of operations for the quarter ended January 2, 2010.

Results of operations for the acquired product lines have been included in our consolidated financial statements subsequent to the date of acquisition, and have not been presented on a pro forma basis as the revenue and income from operations are not material to our consolidated results. Pro forma results of operations in accordance with authoritative guidance for prior periods have not been presented because the effect of the acquisition was not material to our prior period consolidated financial results.

4.              FAIR VALUES

Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances; as of and during the three months ended January 2, 2010, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of January 2, 2010 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)

Money market fund deposits (1)	$17,227	$—	$17,227
Certificates of deposit (2)	—	149,451	149,451
U.S. Treasury and agency obligations (3)	—	45,875	45,875
Corporate notes and obligations (4)	—	37	37
Commercial paper (5)	—	2,150	2,150
Foreign currency contracts (6)	—	(170)	(170)
Total net assets measured at fair value	$17,227	$197,343	$214,570

(1)          Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)          Includes $148,698 recorded in cash and cash equivalents and $753 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(3)          Includes $5,799 recorded in cash and cash equivalents and $40,076 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(4)          Included in short-term investments on the Condensed Consolidated Balance Sheet.

(5)          Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(6)          Includes $112 recorded in prepaid expenses and other assets and $282 recorded in other current liabilities on the Condensed Consolidated Balance Sheet.

Financial assets and liabilities measured at fair value as of October 3, 2009 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)

Money market fund deposits (1)	$16,481	$—	$16,481
Certificates of deposit (2)	—	143,886	143,886
U.S. Treasury and agency obligations (3)	—	47,770	47,770
Corporate notes and obligations (4)	—	51	51
Commercial paper (5)	—	8,598	8,598
Foreign currency contracts (6)	—	(4)	(4)
Total net assets measured at fair value	$16,481	$200,301	$216,782

(1)          Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)          Includes $141,423 recorded in cash and cash equivalents and $2,463 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(3)          Includes $9,599 recorded in cash and cash equivalents and $38,171recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(4)          Included in short-term investments on the Condensed Consolidated Balance Sheet.

(5)          Includes $5,598 recorded in cash and cash equivalents and $3,000 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(6)          Includes $217 recorded in prepaid expenses and other assets and $221 recorded in other current liabilities on the Condensed Consolidated Balance Sheet.

5.              DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

All derivatives, whether designated in hedging relationships or not, are recorded on the condensed consolidated balance sheet at fair value. We enter into foreign exchange forwards to minimize the risks of foreign currency fluctuation of specific assets and liabilities on the balance sheet; these are not designated as hedging instruments.

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

For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).

The outstanding U.S. Dollar notional amounts of hedge contracts, with maximum maturity of 2 months, are as follows (in thousands):

	January 2, 2010	October 3, 2009
Foreign currency hedge contracts
Purchase	$9,291	$23,199
Sell	(7,148)	(7,779)
Net	$2,143	$15,420

The location and fair value amounts of our derivative instruments reported in our Condensed Consolidated Balance Sheets as of January 2, 2010 and October 3, 2009were as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	January 2, 2010		January 2, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other assets	$112	Other current liabilities	$282

	Asset Derivatives		Liability Derivatives
	October 3, 2009		October 3, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other assets	$217	Other current liabilities	$221

The location and amounts of non-designated derivative instruments’ gains and losses in the Condensed Consolidated Statements of Operations for the three months ended January 2, 2010 are as follows (in thousands):

		Amount of (Loss) Recognized in
	Location of Gain	Income on Derivatives
	(Loss) Recognized in Income on Derivatives	Three Months Ended January 2, 2010
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense)	$(31)

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	January 2, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$199,758	$2	$—	$199,760
Short-term investments:
Available-for-sale securities:
Commercial paper	$—	$—	$—	$—
Certificates of deposit	750	2	—	752
U.S. Treasury and agency obligations	40,008	73	(4)	40,077
Corporate notes and obligations	38	—	(1)	37
Total short-term investments	$40,796	$75	$(5)	$40,866

	October 3, 2009
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$199,949	$1	$—	$199,950
Short-term investments:
Available-for-sale securities:
Commercial paper	$3,000	$—	$—	$3,000
Certificates of deposit	2,451	12	—	2,463
U.S. Treasury and agency obligations	38,152	19	—	38,171
Corporate notes and obligations	53	—	(2)	51
Total short-term investments	$43,656	$31	$(2)	$43,685

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of January 2, 2010 and October 3, 2009 classified as short-term investments on our consolidated balance sheet were as follows (in thousands):

	January 2, 2010		October 3, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$40,006	$40,077	$41,151	$41,171
Due in 1 to 5 years	—	—	—	—
Due in 5 to 10 years	—	—	—	—
Due beyond 10 years	38	37	54	51
Total investments in available-for-sale debt securities	$40,044	$40,114	$41,205	$41,222

During the first fiscal quarter of 2010, we received proceeds totaling $8.7 million from the sale of available-for-sale securities and realized gross losses of less than $0.1 million. During the first fiscal quarter of 2009, we received proceeds totaling $1.1 million from the sale of available-for-sale securities and realized gross losses of less than $0.1 million.

The following table shows the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by the investment category and length of time that the individual securities have been in a continuous unrealized loss position at January 2, 2010 and October 3, 2009 (in thousands):

			January 2, 2010
Description of	Less Than 12 Months		12 Months or Greater		Total
Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency obligations	$11,550	$(4)	$—	$—	$11,550	$(4)
Corporate notes and obligations	—	—	37	(1)	37	(1)
Total	$11,550	$(4)	$37	$(1)	$11,587	$(5)

			October 3, 2009
Description of	Less Than 12 Months		12 Months or Greater		Total
Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency obligations	$2,990	$—	$—	$—	$2,990	$—
Corporate notes and obligations	—	—	52	(2)	52	(2)
Total	$2,990	$—	$52	$(2)	$3,042	$(2)

U.S. Treasury and agency obligations:  There were no unrealized losses on these investments.

Corporate notes and obligations:  The unrealized losses on our investments in corporate notes and obligations at January 2, 2010 and October 3, 2009 relate to a $0.1 million investment. The credit ratings of the investments in the notes and obligations range from AAA to A (S&P and Moody’s) and therefore the decline in the market value is attributable to change in interest rates and not credit quality.

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

The reporting units we evaluated for goodwill impairment have been determined to be the same as our operating segments and include Commercial Lasers and Components (“CLC”) and Specialty Lasers and Systems (“SLS”).  We determined the fair value of our reporting units for the Step 1 test using a weighting of the Income (discounted cash flow), Market and Transaction approach valuation methodologies. Management completed and reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was required only for the CLC reporting unit. Our preliminary analysis indicated that the entire balance of the goodwill in the CLC reporting unit at that date was impaired and we recorded a non-cash goodwill impairment charge of $19.3 million in the first quarter of fiscal 2009.  During the three months ended April 4, 2009, we completed the Step 2 analysis for the CLC reporting unit at December 27, 2008 and determined that the entire balance of goodwill in the CLC reporting unit at that date was impaired.  The estimated fair value of our SLS reporting unit exceeded its carrying value so no further impairment analysis was required for this reporting unit.

The non-cash impairment of goodwill of $19.3 million was recorded in the three months ended December 27, 2008.

During the three months ended January 2, 2010, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from October 3, 2009 to January 2, 2010 are as follows (in thousands):

	Commercial Lasers and Components	Specialty Lasers and Systems	Total
Balance as of October 3, 2009	$—	$66,967	$66,967
Additions	2,580		2,580
Translation adjustments and other	—	(631)	(631)
Balance as of January 2, 2010	$2,580	$66,336	$68,916

Components of our amortizable intangible assets are as follows (in thousands):

	January 2, 2010			October 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$54,829	$(40,280)	$14,549	$54,477	$(39,220)	$15,257
Patents	10,309	(9,072)	1,237	10,440	(8,975)	1,465
Order backlog	5,544	(5,002)	542	5,015	(5,002)	13
Customer lists	8,555	(3,961)	4,594	5,421	(3,763)	1,658
Trade name	3,782	(2,533)	1,249	3,833	(2,488)	1,345
Production know-how	910	(63)	847	—	—	—
Non-compete agreement	1,640	(1,594)	46	1,590	(1,590)	—
Total	$85,569	$(62,505)	$23,064	$80,776	$(61,038)	$19,738

Amortization expense for intangible assets for the three months ended January 2, 2010 and December 27, 2008 was $2.0 million and $1.9 million, respectively. At January 2, 2010, estimated amortization expense for the remainder of fiscal 2010, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2010 (remainder)	$5,982
2011	6,355
2012	4,338
2013	2,525
2014	1,668
2015	1,252
Thereafter	944
Total	$23,064

8.              BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	January 2, 2010	October 3, 2009
Purchased parts and assemblies	$33,314	$30,945
Work-in-process	31,811	30,680
Finished goods	33,799	36,142
Inventories	$98,924	$97,767

Prepaid expenses and other assets consist of the following (in thousands):

	January 2, 2010	October 3, 2009
Prepaid and refundable income taxes	$26,839	$22,041
Prepaid expenses and other	24,988	16,928
Total prepaid expenses and other assets	$51,827	$38,969

Other assets consist of the following (in thousands):

	January 2, 2010	October 3, 2009
Assets related to deferred compensation arrangements	$22,598	$21,629
Deferred tax assets	66,699	60,819
Other assets	2,905	2,889
Total other assets	$92,202	$85,337

Other current liabilities consist of the following (in thousands):

	January 2, 2010	October 3, 2009
Accrued payroll and benefits	$20,521	$19,967
Deferred income	13,694	14,424
Reserve for warranty	9,933	10,211
Accrued expenses and other	11,212	9,918
Other taxes payable	10,005	4,361
Accrued restructuring charges	1,965	1,652
Customer deposits	4,581	2,208
Total other current liabilities	$71,911	$62,741

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

During the second quarter of fiscal 2009, we announced our plans to close our facilities in Tampere, Finland and St. Louis, Missouri. The closure of St. Louis site was completed in the fourth quarter of fiscal 2009.  The closure of our Finland site is scheduled for completion by the end of fiscal 2010. These closure plans have resulted in charges primarily for employee termination and other exit related costs associated with a plan approved by management.

Restructuring charges in the first three months of fiscal 2010 and 2009 are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents our current liability as accrued on our balance sheet for restructuring charges.  The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the first three months of fiscal 2010 and 2009 (in thousands):

	Severance Related	Facilities- related Charges	Other Restructuring Costs	Total
Balance at September 27,008	$2,581	$19	$987	$3,587
Provisions	2,884	192	1,011	4,087
Payments and other	(2,921)	(27)	(1,383)	(4,331)
Balance at December 27, 2008	$2,544	$184	$615	$3,343

Balance at October 3, 2009	$488	$357	$807	$1,652
Provisions	434	17	607	1,058
Payments and other	(94)	(235)	(416)	(745)
Balance at January 2, 2010	$828	$139	$998	$1,965

The current year severance related costs are primarily comprised of severance pay, outplacement services, medical and other related benefits for employees being terminated due to the transition of activities out of Montreal, Canada, and Tampere, Finland. The remaining severance related restructuring accrual balance of approximately $0.8 million at January 2, 2010 is expected to result in cash expenditures through the fourth quarter of fiscal 2010. The other restructuring costs are primarily for a grant repayment liability and other exit related costs associated with a plan approved by management.

We provide warranties on certain of our product sales and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line. The weighted average period covered is approximately 15 months. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods.

Components of the reserve for warranty costs during the first fiscal quarter of fiscal 2010 and 2009 were as follows (in thousands):

	Three Months Ended
	January 2, 2010	December 27, 2008
Beginning balance	$10,211	$13,214
Additions related to current period sales	3,082	3,651
Warranty costs incurred in the current period	(3,459)	(4,476)
Accruals resulting from acquisition	160	—
Adjustments to accruals related to prior period sales	(61)	(328)
Ending balance	$9,933	$12,061

Other long-term liabilities consist of the following (in thousands):

	January 2, 2010	October 3, 2009
Long-term taxes payable	$51,879	$51,483
Deferred compensation	23,906	22,723
Deferred tax liabilities	8,581	9,651
Deferred income	1,992	2,109
Asset retirement obligations liability	1,289	1,342
Other long-term liabilities	4,407	4,377
Total other long-term liabilities	$92,054	$91,685

The following table reconciles changes in our asset retirement obligations liability (in thousands):

	Three Months Ended
	January 2, 2010	December 27, 2008
Beginning balance	$1,679	$1,464
Adjustment to asset retirement obligations recognized	(49)	354
Accretion recognized	20	27
Changes due to foreign currency exchange	(29)	35
Ending balance	$1,621	$1,880

At January 2, 2010, $332,000 of the asset retirement liability is reported in other current liabilities and $1,289,000 is reported in other long-term liabilities on our condensed consolidated balance sheets.  At December 27, 2008, $250,000 of the asset retirement liability is reported in other current liabilities and $1,630,000 is reported in other long-term liabilities on our condensed consolidated balance sheets.

9.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $16.8 million of foreign lines of credit as of January 2, 2010.  At January 2, 2010, we had used $3.6 million of these available foreign lines of credit. These credit facilities were used in Europe during the first fiscal quarter of 2010 as guarantees.  In addition, our domestic line of credit, which was opened on March 31, 2008, includes a $40 million unsecured revolving credit account with Union Bank of California. The recently amended agreement will expire on March 31, 2012 and is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance.  No amounts have been drawn upon our domestic line of credit as of January 2, 2010.

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of our stock options granted to employees and shares purchased under the employee stock purchase plan for the three months ended January 2, 2010 and December 27, 2008 were estimated using the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	January 2, 2010	December 27, 2008	January 2, 2010	December 27, 2008
Expected life in years	4.5	4.0	0.5	0.5
Expected volatility	33.0%	48.0%	41.3%	44.1%
Risk-free interest rate	2.0%	1.9%	0.2%	1.1%
Expected dividends	—	—	—	—
Weighted average fair value per share	$8.01	$9.10	$5.94	$6.95

Stock Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three months ended January 2, 2010 and December 27, 2008 (in thousands):

	Three Months Ended
	January 2,	December 27,
	2010	2008
Cost of sales	$219	$283
Research and development	273	195
Selling, general and administrative	1,670	1,212
Income tax benefit	(643)	(537)
	$1,519	$1,153

During the three months ended January 2, 2010, $0.2 million was capitalized into inventory for all stock plans, $0.2 million was amortized to cost of sales and $0.3 million remained in inventory at January 2, 2010. During the three months ended December 27, 2008, $0.2 million was capitalized into inventory for all stock plans, $0.3 million was amortized to cost of sales and $0.3 million remained in inventory at December 27, 2008. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At January 2, 2010, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $14.6 million, net of estimated forfeitures of $1.9 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures.

At January 2, 2010, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.4 million, which will be recognized over the offering period.

The cash flows resulting from excess tax benefits (tax benefits related to the excess of tax deduction resulting from an employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the first three months of fiscal 2010 and fiscal 2009, we recorded an immaterial amount of excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Plans (in thousands, except per share amounts and remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at October 4, 2009	2,494	$29.44
Granted	443	26.16
Exercised	(31)	24.94
Forfeitures	(22)	24.46
Expirations	(5)	33.01
Outstanding at January 2, 2010	2,879	$29.02	3.7	$7,025

Vested and expected to vest at January 2, 2010	2,812	$29.11	3.6	$6,708

Exercisable at January 2, 2010	2,069	$30.77	2.6	$2,813

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock.  There were approximately 1.5 million outstanding options that were in-the-money at January 2, 2010. The aggregate intrinsic value of options exercised under the Company’s stock plans was less than $0.1 million for both the three months ended January 2, 2010 and the three months ended December 27, 2008, determined as of the date of option exercise.

The following table summarizes our restricted stock award and restricted stock unit activity for the first three months of fiscal 2010 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested stock at October 3, 2009	357	$25.66
Granted	225	26.16
Vested	(52)	23.30
Forfeited	(4)	21.57
Nonvested stock at January 2, 2010	526	$26.14

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

Derivative Lawsuit—Between February 15, 2007 and March 2, 2007, three purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of the Company’s current and former officers and directors. The Company is named as a nominal defendant. The complaints generally alleged that the defendants breached their fiduciary duties and violated the securities laws in connection with the granting of stock options, the accounting treatment for such grants, the issuance of allegedly misleading public statements and stock sales by certain of the individual defendants. On May 30, 2007, these lawsuits were consolidated under the caption In re Coherent, Inc. Shareholder Derivative Litigation, Lead Case No. C-07-0955-JF (N.D. Cal.). On June 25, 2007, plaintiffs filed an amended consolidated complaint. The consolidated complaint asserted causes of action for alleged violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty and/or aiding and abetting breaches of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, insider selling and misappropriation of information. The consolidated complaint sought, among other relief, disgorgement and damages in an unspecified amount, an accounting, rescission of allegedly improper stock option grants, punitive damages and attorneys’ fees and costs.

The Company’s Board of Directors appointed a Special Litigation Committee (“SLC”) comprised of independent director Sandeep Vij to investigate and evaluate the claims asserted in the derivative litigation and to determine what action(s) should be taken with respect to the derivative litigation. On September 8, 2009, Coherent, Inc., by and through the SLC, plaintiffs, and certain of Coherent’s former and current officers and directors filed with the court a Stipulation of Settlement reflecting the terms of a settlement that would resolve all claims alleged in the consolidated complaint.

On September 14, 2009, the United States District Court for the Northern District of California issued an order granting preliminary approval of the settlement of the three purported shareholder derivative lawsuits. On November 20, 2009, the court held a hearing for final approval of the settlement, and on November 24, 2009, the court entered an Order and Final Judgment, which approved the settlement and dismissed the action with prejudice. Following the payment of the plaintiff attorneys’ fees and expenses, we received a net cash benefit of $2.2 million from the settlement on December 11, 2009, which has been recorded in selling general and administrative expenses in the Condensed Consolidated Statement of Operations for the three months ended January 2, 2010.

Income Tax Audits—The Internal Revenue Service (“IRS”) is conducting an audit of our 2003 and 2004 U.S. federal tax returns. The IRS has issued a number of Notices of Proposed Adjustments (“NOPAs”) to these returns. Among other items, the IRS has challenged our research and development credits and our extraterritorial income (“ETI”) exclusion. We have agreed to the various adjustments proposed by the IRS and we believe that we have adequately provided for these exposures and any other items identified by the IRS as a result of the audit of these tax years. As part of its audit of our 2003 and 2004 years, the IRS has requested information related to our stock option investigation and we complied with this request and we will address any issues that are raised in a timely manner. The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns.

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

12.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Three Months Ended
	January 2,	December 27,
	2010	2008

Net income (loss)	$4,179	$(14,679)

Other comprehensive income (loss):
Translation adjustment	(3,225)	(10,161)
Net gain on derivative instruments, net of taxes	2	2
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes	(8)	7
Other comprehensive income (loss), net of tax	(3,231)	(10,152)
Comprehensive income (loss)	$948	$(24,831)

The following summarizes activity in accumulated other comprehensive income (loss) related to derivatives, net of income taxes, held by us (in thousands):

Balance, September 27, 2008	$(93)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	2
Balance, December 27, 2008	$(91)

Balance, October 3, 2009	$(85)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	2
Balance, January 2, 2010	$(83)

Accumulated other comprehensive income (net of tax) at January 2, 2010 is comprised of accumulated translation adjustments of $77.1 million and a net loss on derivative instruments of $0.1 million. Accumulated other comprehensive income (net of tax) at October 3, 2009 is comprised of accumulated translation adjustments of $80.3 million and a net loss on derivative instruments of $0.1 million.

13.  EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive employee stock awards, including stock options, restricted stock awards and stock purchase plan contracts, using the treasury stock method.

The following table presents information necessary to calculate basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended
	January 2,	December 27,
	2010	2008
Weighted average shares outstanding —basic (1)	24,469	24,145
Dilutive effect of employee stock awards	209	—
Weighted average shares outstanding—diluted	24,678	24,145

Net income (loss)	$4,179	$(14,679)

Net income (loss) per basic share	$0.17	$(0.61)
Net income (loss) per diluted share	$0.17	$(0.61)

(1)   Net of restricted stock

A total of 2,267,286 potentially dilutive securities have been excluded from the dilutive share calculation for the first quarter fiscal 2010 as their effect was anti-dilutive. As the Company incurred a net loss for the first quarter of fiscal 2009, all potentially dilutive securities from stock options, employee stock purchase plan and restricted stock awards have been excluded from the diluted net loss per share computation as their effects were deemed anti-dilutive.

14.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended
	January 2, 2010	December 27, 2008
Interest and dividend income	$148	$1,444
Interest expense	(47)	(77)
Foreign exchange gain (loss)	(357)	502
Gain (loss) on investments, net	1,067	(6,798)
Other—net	(19)	699
Other income (expense), net	$792	$(4,230)

15.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discreet to the period. Our estimated effective tax rate for the three months ended January 2, 2010 was 35.5%.  Our effective tax rate for the three months ended January 2, 2010 was higher than the statutory rate of 35% due primarily to permanent differences related to deemed dividend inclusions under the Subpart F tax rules, partially offset by the benefit of foreign tax credits, income subject to foreign tax rates that are lower than U.S. tax rates, an unrealized gain on life insurance policy investments related to our deferred compensation plan and federal research and development credits. The difference between the statutory rate of 35% and our effective tax rate of (8.9%) on income (loss) before income taxes for the first quarter of fiscal 2009 was due primarily to permanent differences related to the non-deductibility of the goodwill impairment charge, deemed dividend inclusions under the Subpart F tax rules, an unrealized loss on life insurance policy investments related to our deferred compensation plan and an increase in valuation allowance against certain foreign net operating loss carryforwards.  These amounts are partially offset by permanent differences related to the benefit of research and development credits, including additional credits reinstated from fiscal 2008 resulting from the enactment of the “Emergency Economic Stabilization Act of 2008,” and the benefit of foreign tax credits.

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

As of January 2, 2010, the total amount of gross unrecognized tax benefits was $57.7 million, of which $31.9 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefits were classified as other long-term liabilities in the condensed consolidated balance sheets.

Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of January 2, 2010, the total amount of gross interest and penalties accrued was $8.1 million, which is classified as other long-term liabilities in the condensed consolidated balance sheets.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 1999 are closed. The years 2003 and 2004 are currently under examination by the IRS. The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future years.  We responded to a NOPA issued by the IRS in October 2008 to decrease the amount of research and development credits generated in 2000 and 2001 and we are disputing the proposed adjustment with the IRS through the appeals process available to us.  The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns. In our major state jurisdiction and our major foreign jurisdiction, the years subsequent to 1998 remain open and could be subject to examination by the taxing authorities.

Management believes that it has adequately provided for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in our tax audits be resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is highly uncertain, we do not believe it is reasonably possible that our unrecognized tax benefits would materially change. Within the next 12 months, we anticipate a lapse in the statute of limitations which could result in a release of interest expense accrued under ASC 740, “Income Taxes.” This amount is not considered significant.

The “Worker, Homeownership and Business Assistance Act of 2009” was enacted on November 6, 2009.  Under the Act, businesses with net operating losses for 2008 and 2009 may carry back those losses for up to five years.  The Company intends to carry back losses incurred in fiscal 2009 in accordance with this new legislation and this tax law change has minimal financial statement impact.

Deferred Income Taxes

As of January 2, 2010, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $82.2 million, which consists of tax credit carryovers, deferred gain on subsidiary stock issuance, accruals and reserves, competent authority offset to transfer pricing tax reserve, employee stock-based compensation expenses, depreciation and amortization, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $6.8 million reported as of January 2, 2010.  We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

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

The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Three Months Ended
	January 2,	December 27,
	2010	2008
Net sales:
Commercial Lasers and Components	$37,081	$37,380
Specialty Laser Systems	85,709	86,983
Corporate and other	25	25
Total net sales	$122,815	$124,388

Income (loss) from operations:
Commercial Lasers and Components	$(5,460)	$(23,768)
Specialty Laser Systems	17,786	13,734
Corporate and other	(6,644)	788
Total income (loss) from operations	$5,682	$(9,246)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

BUSINESS BACKGROUND

We are one of the world’s leading suppliers of photonics based solutions in a broad range of commercial and scientific research applications. We design, manufacture, service and market lasers and related accessories for a diverse group of customers. Since inception in 1966, we have grown through internal expansion and through strategic acquisitions of complementary businesses, technologies, intellectual property, manufacturing processes and product offerings.

We are organized into two operating segments: Commercial Lasers and Components (“CLC”) and Specialty Lasers and Systems (“SLS”). This segmentation reflects the go-to-market strategies for various products and markets. While both segments deliver cost-effective photonics solutions, CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that substantially all product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC’s primary markets include materials processing and original equipment manufacturer (“OEM”) components and instrumentation. SLS develops and manufactures configurable, advanced performance products largely serving the microelectronics, OEM components and instrumentation and scientific research and government programs markets. The size and complexity of many of the SLS products require service to be performed at the customer site by factory trained field service engineers.

Income (loss) from operations is the measure of profit and loss that our chief operating decision maker (“CODM”) uses to assess performance and make decisions. Income (loss) from operations represents the sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate to our operating segments certain operating expenses, which we manage separately at the corporate level. These unallocated costs include stock  based compensation and corporate functions (certain advanced research and development, management, finance, legal and human resources) and are included in Corporate and other. Management does not consider unallocated Corporate and other costs in its measurement of segment performance.

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

During the second quarter of fiscal 2009, our expectations of declines in forecasted operating results due to the slowdown in the global economy and the further declines in our stock price led us to conclude that a triggering event for review for potential goodwill impairment had occurred.  Accordingly, as of April 4, 2009, we performed an interim goodwill impairment evaluation.  This interim impairment evaluation utilized the same valuation techniques used in our impairment valuation in the first quarter of fiscal 2009.  A similar sensitivity analysis was also done at April 4, 2009 where we determined that the discount rate used in the Income approach for the SLS reporting unit could have been increased by approximately 20% and still resulted in no impairment. Based on the results of our Step 1 analysis, we determined that no additional goodwill impairment was indicated.

During the three months ended January 2, 2010, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.

At January 2, 2010, we had $68.9 million of goodwill and $100.1 million of property and equipment and $23.1 million of purchased intangible assets on our condensed consolidated balance sheet.

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

Stock-Based Compensation

We account for stock based compensation using the fair value of the awards granted. We estimate the fair value of stock options granted using the Black Scholes Merton model. We use historical data to estimate pre-vesting option forfeitures and record stock based compensation expense only for those awards that are expected to vest. We amortize the fair value of stock options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We value restricted stock units using the intrinsic value method. We amortize the value of restricted stock units on a straight-line basis over the restriction period. See Note 10 “Stock Based Compensation” for a description of our stock based employee compensation plans and the assumptions we use to calculate the fair value of stock based employee compensation.

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

We evaluate our need for reserves for our uncertain tax positions using a two-step approach. The first step, recognition, occurs when we conclude (based solely on the technical aspects of the matter) that a tax position is more likely than not to be sustained upon examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. These determinations involve significant judgment by management. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard or when they are resolved through negotiation or litigation with factual interpretation, judgment and certainty. Tax laws and regulations themselves are complex and are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court filings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

The “Worker, Homeownership and Business Assistance Act of 2009” was enacted on November 6, 2009.  Under the Act, businesses with net operating losses for 2008 and 2009 may carry back those losses for up to five years.  The Company intends to carry back losses incurred in fiscal 2009 in accordance with this new legislation and this tax law change has minimal financial statement impact.

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Three Months Ended
	January 2, 2010	December 27, 2008	Change	% Change
	(Dollars in thousands)

Bookings	$158,395	$103,319	$55.076	53.3%
Net sales—Commercial Lasers and Components	$37,081	$37,380	$(299)	(0.8)%
Net sales—Specialty Lasers and Systems	$85,709	$86,983	$(1,274)	(1.5)%
Gross profit as a percentage of net sales—Commercial Lasers and Components	28.6%	30.0%	(1.4)%	(4.7)%
Gross profit as a percentage of net sales—Specialty Lasers and Systems	47.4%	45.0%	2.4%	5.3%
Research and development as a percentage of net sales	12.5%	11.9%	0.6%	5.0%
Income (loss) before income taxes	$6,474	$(13,476)	$19,950	148.0%
Net cash provided by (used in) operating activities	$17,600	$(9,398)	$26,998	287.3%
Days sales outstanding in receivables	55.8	68.9	(13.1)	(19.0)%
Annualized inventory turns	2.9	2.5	0.4	16.0%
Capital spending as a percentage of net sales	2.7%	7.2%	(4.5)%	(62.5)%

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

Fiscal 2009 began with a significant decrease in bookings in all markets compared to fiscal 2008, particularly in the microelectronics and OEM components and instrumentation markets that were most impacted by the decline in consumer confidence and spending. In the second quarter of fiscal 2009, the business environment remained challenging, with continued declines in bookings due to drops in consumer confidence in the microelectronics and OEM components and instrumentation markets as many companies, including us, were closely managing inventory levels and expenses. Although bookings in the scientific and materials processing markets decreased in the first quarter of fiscal 2009 from the levels of the fourth quarter of fiscal 2008, they began to show some signs of stability in the second quarter of fiscal 2009. The third quarter of fiscal 2009 continued to be impacted by macroeconomic conditions, with the largest impact felt in the microelectronics market. All four of our markets showed signs of recovery, with increases in bookings during the fourth quarter of fiscal 2009, led by significant increases in the microelectronics and scientific markets.

All four of our markets continued to show signs of recovery in the first quarter of fiscal 2010, led by a significant increase in the microelectronics market. First fiscal quarter bookings increased 53.3% from the same quarter one year ago, with increases in all four markets.

Microelectronics

Microelectronics bookings, which set a new Company record, increased 109% compared to the same quarter one year ago and increased 65% from the fourth quarter of fiscal 2009.

The trend for the semiconductor market remains positive with utilization rates continuing to rise and capital spending projected to increase more than 50% compared to fiscal 2009.  In the first quarter of fiscal 2010, this resulted in greater service bookings and new capacity buys with a 20% sequential increase in semiconductor orders.  We also continue to capture key design wins which should enable us to maintain our market leadership position.

Orders for advanced packaging applications doubled from a year ago with increased activity in all three submarkets.  While not yet at fiscal 2008 levels, we are encouraged by the current trends in the market. The via drilling market is benefitting from two technology trends: (1) global demand for smart phones is driving overall capacity expansion and  (2) recent enhancements to our CO2 platform are helping our lead customer gain market share. Laser direct imaging applications in the printed circuit board industry that rely on our high power ultraviolet lasers are also strengthening. Finally, we secured production orders for silicon singulation for logic devices and sapphire scribing for high brightness LEDs in the first quarter of fiscal 2010.

Orders from the flat panel display market remain above fiscal 2009 levels as utilization rates and corresponding service orders increase. Orders were down compared to the fourth quarter of fiscal 2009 when we booked multiple annealing systems for use in organic light-emitting diode (OLED) manufacturing.

For several quarters we have been active in the crystalline silicon solar market, partnering with industry leaders in several new applications such as those that enhance optical-to-electrical conversion efficiency.  During the first quarter of fiscal 2010, we received orders in excess of $23 million for both process development and high volume production level tools, with the majority of such orders from our lead customer. These orders are scheduled to be delivered within fiscal 2010.

Materials Processing

Materials processing orders increased 32% compared to the same quarter one year ago and increased 21% from the fourth quarter of fiscal 2009.

Materials processing remains a tale of two markets.  Low power applications in marking and engraving that largely serve consumer products continue to trend higher, especially in China.  All relevant products — CO2, diode and solid-state lasers — are benefitting from the trend.  Although this is positive news, we expect customers to closely manage inventory versus demand, leading to fluctuating levels of bookings.

The high power market still lacks a catalyst and we do not foresee a change before the middle of calendar 2010 at the earliest.  The customer qualification process of the E-1000 kilowatt CO2 laser is proceeding on schedule and the feedback has been very positive.  We have begun to accept production orders and revenue shipments will commence in the third quarter of fiscal 2010.  We are also seeing encouraging results from our kilowatt fiber laser program, thanks in part to optimized material provided by our recently acquired fiber facility.  We expect to ship prototypes in fiscal 2010 as originally planned.

OEM Components and Instrumentation

OEM Components and Instrumentation orders increased 30% compared to the same quarter one year ago and increased 2% from the fourth quarter of fiscal 2009.

We have been working with leading ophthalmic system manufacturers to qualify our Genesis™ 577 OPS laser for use in non-refractive procedures including photocoagulation and photodisruption.  We continue to capture design wins and are booking initial production orders as well.

The instrumentation market increased significantly on both a sequential and annual basis as customers see demand trending towards fiscal 2008 levels.  Demand was strong for our Sapphire™ OPS laser, recognized as the industry standard for visible light sources, as well as our Genesis™ 355 OPS laser, which is becoming the standard for UV light sources.  Some of the recent order strength has been attributed to calendar year-end spending in Asia-Pacific, specifically from Japan.  We are not certain whether projected National Institute of Health (“NIH”) stimulus funds have been factored into orders received over the past two quarters.

For the past several quarters, we have seen a resurgence in the light show market through our Taipan™ OPS lasers.  These lasers have sparked renewed interest from the digital cinema industry, who value color gamut, power, reliability, ease of use and cost.  While a technical solution is readily achievable, we believe the financing model for cinema operators will be the ultimate decision factor.

Scientific and Government Programs

Scientific and government programs orders increased 26% compared to the same quarter one year ago, but decreased 11% from the fourth quarter of fiscal 2009’s record surge in orders.

The first quarter fiscal 2010 bookings were the second highest all time and included record highs for Europe and Japan with in-line seasonal performance for North America. We established a second consecutive bookings record for our Chameleon™ product line, with about half of the orders for our latest version of the Chameleon™ Vision.  Stimulus money has played a role in the increased volume, but we also believe we are gaining market share.  Orders for non-biological imaging products accounted for the bookings decline from the fourth quarter of fiscal 2009 as the total number of opportunities was lower in the first quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009.

We are tracking the flow of stimulus funds.  We believe the National Science Foundation has committed approximately half of its ARRA (American Recovery and Reinvestment Act of 2009) funds and the other half represents a future opportunity.  By contrast, very little stimulus money has been released by the NIH.  When and if such stimulus money is released, it could represent potential upside for fiscal 2010.

On the product front, we have introduced several enhancements to our scientific portfolio. We released two new versions of our Legend Elite amplifier, one of which targets the emerging field of attosecond (10-(18) seconds) physics.  In the first quarter of fiscal 2010, we also introduced the Verdi G7 that is based upon our highly successful Optically Pumped Semiconductor Laser platform.

Net Sales

Net sales include sales of lasers, related accessories and service contracts. Net sales for the first fiscal quarter decreased 0.8% in our CLC segment and decreased 1.5% in our SLS segment from the same quarter one year ago. For a more complete description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the first quarter decreased from 30.0% to 28.6% in our CLC segment and increased from 45.0% to 47.4% in our SLS segment from the same quarter one year ago.  For a more complete description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage increased to 12.5% from 11.9% in our first fiscal quarter from the same quarter one year ago.  For a more complete description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more cash flow availability.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the first quarter of fiscal 2010 decreased 13.1 days from the same quarter one year ago primarily due to significantly improved collections, particularly in Europe and Japan, a lower concentration of sales later in the quarter and the impact of foreign exchange rates.

Annualized Inventory Turns

We calculate annualized inventory turns as the cost of sales during the quarter multiplied by four and then divided by net inventories at the end of the period. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more cash flow availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the first quarter of fiscal 2010 increased 0.4 from the same quarter one year ago primarily due to reduced inventories due to site consolidations, increase in outsourcing and other inventory reduction programs.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage decreased to 2.7% for the first quarter from 7.2% the same quarter one year ago primarily due to spending in the first quarter of fiscal 2009 for the purchase of assets in support of a more effective business model for our semiconductor business and building investments related to our facilities consolidation and relocation programs.

SIGNIFICANT EVENTS

During the three months ended December 27, 2008, our stock price declined substantially, which combined with expectations of declines in forecasted operating results due to the slowdown in the global economy, led the Company to conclude that a triggering event for review for potential goodwill impairment had occurred.  Accordingly, as of December 27, 2008, we performed an interim goodwill impairment evaluation. The performance of this test is a two-step process.  Management reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was required only for the CLC reporting unit. Our preliminary analysis indicated that the entire balance of the goodwill in the CLC reporting unit at that date was impaired and we recorded a non-cash goodwill impairment charge of $19.3 million in the first quarter of fiscal 2009.  During the three months ended April 4, 2009, we completed the Step 2 analysis for the CLC reporting unit at December 27, 2008 and determined that the entire balance of goodwill in the CLC reporting unit at that date was impaired.  The estimated fair value of our SLS reporting unit exceeded its carrying value so no further impairment analysis was required for this reporting unit. During the three months ended January 2, 2010, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.

We have initiated the planning phase of a multiyear project, with a targeted completion date of September 2010, to exit our epitaxial growth facility in Tampere, Finland and establish enhanced capabilities in Sunnyvale, California. We completed the consolidation of the remainder of our Munich facility into our Göttingen site during the third quarter of fiscal 2009. During the second quarter of fiscal 2009, we substantially completed the transition of our optics manufacturing assets from Auburn, California to REO, and announced that we would be exiting our facility in St. Louis, Missouri. We completed the exit from St. Louis, Missouri in the fourth quarter of fiscal 2009.

On October 13, 2009, we acquired all the assets and certain liabilities of StockerYale’s laser module product line in Montreal and its specialty fiber product line in Salem, New Hampshire for $15.0 million in cash. StockerYale designs, develops and manufactures low power laser modules, light emitting diode (LED) systems and specialty optical fiber products. These assets and liabilities have been included in our Commercial Lasers and Components segment.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	January 2, 2010	December 27, 2008
Net sales	100.0%	100.0%
Cost of sales	58.4%	59.5%
Gross profit	41.6%	40.5%
Operating expenses:
Research and development	12.5%	11.9%
Selling, general and administrative	22.8%	19.0%
Impairment of goodwill	—%	15.5%
Amortization of intangible assets	1.6%	1.5%
Total operating expenses	36.9%	47.9%
Income (loss) from operations	4.7%	(7.4)%
Other income (net)	0.6%	(3.4)%
Income (loss) before income taxes	5.3%	(10.8)%
Provision for income taxes	1.9%	1.0%
Net income (loss)	3.4%	(11.8)%

Net income for the first quarter of fiscal 2010 was $4.2 million ($0.17 per diluted share) including $0.8 million of after-tax restructuring costs, $1.5 million of after-tax stock-related compensation expense and $1.4 million net after-tax benefit related to a receipt from the settlement of litigation resulting from our internal stock option investigation.  Net loss for the first quarter of fiscal 2009 was $14.7 million ($0.61 per share) including charge for goodwill impairment of $19.3 million, $2.6 million of after-tax restructuring costs, $1.2 million of after-tax stock-related compensation expense and $0.3 million of after-tax costs related to litigation resulting from our internal stock option investigation.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	January 2, 2010		December 27, 2008
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$39,088	31.8%	$39,978	32.1%
OEM components and instrumentation	32,436	26.4%	36,738	29.6%
Materials processing	15,236	12.4%	17,442	14.0%
Scientific and government programs	36,055	29.4%	30,230	24.3%
Total	$122,815	100.0%	$124,388	100.0%

Net sales for the first quarter of fiscal 2010 decreased by $1.6 million, or 1%, net of an increase of $4.4 million due to the impact of foreign currency exchange rates, compared to the first quarter of fiscal 2009.  Sales decreased in the OEM components and instrumentation, materials processing and microelectronics markets and increased in the scientific and government programs market.

The decrease in the OEM components and instrumentation market of $4.3 million, or 12%, was due primarily to lower shipments for bioinstrumentation applications, reduced consumer spending for medical applications and lower shipments for military applications. Sales in the materials processing market decreased $2.2 million, or 13%, primarily due to lower shipments for rapid prototyping applications.  The decrease in the microelectronics market of $0.9 million, or 2%, was primarily due to lower sales in solar and ink jet nozzle manufacturing applications partially offset by higher sales in flat panel display and advanced packaging applications.  Sales in the scientific and government programs market increased $5.8 million, or 19%, primarily due to higher demand for advanced research applications used by university and government research groups.

Segments

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	January 2, 2010		December 27, 2008
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Commercial Lasers and Components (CLC)	$37,081	30.2%	$37,380	30.1%
Specialty Lasers and Systems (SLS)	85,709	69.8%	86,983	69.9%
Corporate and other	25	0.0%	25	0.0%
Total	$122,815	100.0%	$124,388	100.0%

Net sales for the first quarter of fiscal 2010 decreased by $1.6 million, or 1%, compared to the first quarter of fiscal 2009, with decreases of $0.3 million, or 1%, in our CLC segment and decreases of $1.3 million, or 1%, in our SLS segment.

The decrease in our CLC segment sales was primarily due to the outsourcing of our optics business (thereby foregoing sales of optics to third-parties) beginning in the second quarter of fiscal 2009 and lower sales for advanced packaging and bioinstrumentation applications partially offset by sales from our acquisition of StockerYale ($2.9 million) in the first quarter of fiscal 2010. The decrease in our SLS segment sales was primarily due to lower revenue from instrumentation, materials processing and solar applications partially offset by higher revenues for semiconductor and scientific applications.

GROSS PROFIT

Consolidated

Our gross profit rate increased to 41.6% from 40.5% in the first fiscal quarter of 2010 compared to the same quarter one year ago.

The 1.1% improvement in gross profit was primarily due to lower restructuring costs (2.2%), lower other costs (1.9%) primarily due to lower inventory provisions and lower warranty costs (0.3%) partially offset by unfavorable product cost due to the combination of lower cost inventory manufactured in fiscal 2008 that flowed into the first quarter of fiscal 2009, as well as higher cost inventory produced in fiscal 2009 that shipped in the first quarter of fiscal 2010 (3.1%) and higher stock-related compensation expense (0.2%).

Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations.

Commercial Lasers and Components

The gross profit rate in our CLC segment decreased to 28.6% from 30.0% in the first fiscal quarter of 2010 compared to the same quarter one year ago.

The 1.4% decrease in gross profit was primarily due to unfavorable product cost due to the sale of previously manufactured higher cost inventory and unfavorable product mix in the microelectronics, military and materials processing markets (10.3%) and higher warranty costs (0.1%) partially offset by lower other costs (4.8%) primarily due to lower inventory provisions and lower restructuring costs (4.2%).

Specialty Lasers and Systems

The gross profit rate in our SLS segment increased to 47.4% from 45.0% in the first fiscal quarter of 2010 compared to the same quarter one year ago.

The 2.4% improvement in gross profit was primarily due to lower restructuring costs (1.8%), lower other costs (0.7%) primarily due to lower inventory provisions and lower warranty costs (0.5%) partially offset by higher product costs (0.5%) due primarily to unfavorable work order variance on products manufactured for medical applications.

OPERATING EXPENSES:

	Three Months Ended
	January 2, 2010		December 27, 2008
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$15,410	12.5%	$14,778	11.9%
Selling, general and administrative	27,979	22.8%	23,628	19.0%
Impairment of goodwill	—	—	19,286	15.5%
Amortization of intangible assets	1,961	1.6%	1,943	1.5%
Total operating expenses	$45,350	36.9%	$59,635	47.9%

Research and development (“R&D”) expenses increased $0.6 million or 4%, during the first fiscal quarter ended January 2, 2010 compared to the same quarter one year ago.  The increase was primarily due to higher charges for increases in deferred compensation plan liabilities ($1.1 million) with the related decrease in deferred compensation plan assets recorded in other income (expense), the acquisition of StockerYale in the first quarter of fiscal 2010 ($0.5 million), the impact of foreign currency exchange rates ($0.5 million), lower net reimbursements from customers for development projects ($0.2 million) and $0.1 million higher stock-related compensation expense partially offset by lower payroll spending ($1.0 million) including lower severance-related restructuring costs and lower project spending ($0.8 million).  On a segment basis, CLC project spending increased $0.1 million, primarily due to the acquisition of StockerYale offset by lower payroll and project spending.  SLS research and development spending decreased $1.1 million, including lower spending on projects and lower payroll spending partially offset by the impact of foreign currency exchange rates.  Corporate and other spending increased $1.6 million primarily due to higher charges for increases in deferred compensation plan liabilities.

Selling, general and administrative (“SG&A”) expenses increased $4.4 million or 18%, during the first fiscal quarter ended January 2, 2010 compared to the same quarter one year ago.  The increase in SG&A expenses was primarily due to $7.0 million higher charges due to increases in deferred compensation plan liabilities with the related decrease in deferred compensation plan assets recorded in other income (expense), the impact of foreign currency exchange rates ($1.1 million) and $0.3 million higher stock-related compensation expense partially offset by lower costs incurred for litigation resulting from our internal stock option investigation ($2.6 million) primarily due to a receipt from the  settlement of  the litigation, $1.0 million lower payroll spending and $0.4 million lower other spending on facilities, consulting, depreciation and other. On a segment basis, CLC segment expenses were flat. SLS segment expenses decreased $1.1 million primarily due to lower payroll spending and savings from site consolidations partially offset by the impact of foreign currency exchange rates.  Spending for Corporate and other increased $5.5 million primarily due to higher charges due to increases in deferred compensation plan liabilities partially offset by lower costs incurred for litigation resulting from our internal stock option investigation primarily due to a receipt from the  settlement of  the litigation.

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

Amortization of intangible assets was flat. Increases due to the acquisition of StockerYale were offset by the completion of amortization of certain intangibles related to prior acquisitions.

OTHER INCOME (EXPENSE) — NET

Other income (expense), net, increased $5.0 million during the three months ended January 2, 2010 compared to the same quarter one year ago. The increase was primarily due to higher gains, net of expenses, on our deferred compensation plan assets ($7.9 million) partially offset by lower interest income ($1.3 million) as a result of lower rates of return, higher foreign currency exchange losses ($0.9 million) and lower benefit from Japan consumption tax savings ($0.7 million) as the benefit expired in the fourth quarter of fiscal 2009.

INCOME TAXES

The effective tax rate for the first quarter of fiscal 2010 of 35.5% was higher than the statutory rate of 35% due primarily to permanent differences related to deemed dividend inclusions under the Subpart F tax rules, partially offset by the benefit of foreign tax credits, income subject to foreign tax rates that are lower than U.S. tax rates, an unrealized gain on life insurance policy investments related to our deferred compensation plan and federal research and development credits.

The difference between the statutory rate of 35% and our effective tax rate of (8.9%) on income (loss) before income taxes for the first quarter of fiscal 2009 was due primarily to permanent differences related to the non-deductibility of the goodwill impairment charge, deemed dividend inclusions under the Subpart F tax rules, an unrealized loss on life insurance policy investments related to our deferred compensation plan and an increase in valuation allowance against certain foreign net operating loss carryforwards.  These amounts are partially offset by permanent differences related to the benefit of research and development credits, including additional credits reinstated from fiscal 2008 resulting from the enactment of the “Emergency Economic Stabilization Act of 2008,” and the benefit of foreign tax credits.

DEFERRED INCOME TAXES

As of January 2, 2010, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $82.2 million, which consists of tax credit carryovers, deferred gain on subsidiary stock issuance, accruals and reserves, competent authority offset to transfer pricing tax reserve, employee stock-based compensation expenses, depreciation and amortization, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $6.8 million reported as of January 2, 2010.  We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

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

	Three Months Ended
	January 2, 2010	December 27, 2008
	(in thousands)
Net cash provided by (used in) operating activities	$17,600	$(9,398)
Sales of shares under employee stock plans	2,833	3,543
Capital expenditures	(3,266)	(8,911)
Net debt payments	(6)	(2)

Net cash provided by (used in) operating activities increased by $27.0 million for the first quarter of fiscal 2010 compared to the same quarter one year ago. The increase in cash provided by operating activities was primarily due to higher cash flows from other current liabilities and higher net cash flows due to new tax legislation which allows the carry back of net operating losses for up to five years. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

We intend to continue pursuing acquisition opportunities at valuations we believe are reasonable based upon market conditions as demonstrated by our acquisition of businesses from StockerYale in the first quarter of fiscal 2010. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us. We expect to fund future acquisitions through existing cash balances and cash flows from operations. If required, we will look for additional borrowings or consider the issuance of securities. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value at the time and the willingness of potential sellers to accept it as full or partial payment.

During fiscal year 2008, we initiated restructuring plans to decrease costs by reducing our workforce and by consolidating facilities. As of January 2, 2010, we had made payments in connection with the restructuring plans in the amount of $18.1 million. We expect to complete payments for substantially all anticipated costs related to the restructuring plans by the end of fiscal 2010.

Additional sources of cash available to us were multi-currency and domestic lines of credit and bank credit facilities totaling $56.8 million as of January 2, 2010, of which $53.2 million was unused and available. These credit facilities were used in Europe during the first three months of fiscal 2010 as guarantees. Our domestic line of credit includes a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2012 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic line of credit and $3.6 million has been used of the multi-currency lines as of January 2, 2010.

Our ratio of current assets to current liabilities was 5.0:1 at January 2, 2010 compared to 5.6:1 at October 3, 2009. The decrease in our ratio from October 3, 2009 to January 2, 2010 is primarily due to decreases in current deferred tax assets. Our cash position, short-term investments, working capital and current debt obligations are as follows:

	January 2, 2010	October 3, 2009
	(in thousands)
Cash and cash equivalents	$199,760	$199,950
Short-term investments	40,866	43,685
Working capital	388,553	396,428
Total debt obligations	65	15

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, asset retirement obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 3, 2009. There have been no material changes in contractual obligations since October 3, 2009. Information regarding our other financial commitments at January 2, 2010 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the first three months of fiscal 2010 was $17.6 million, which included depreciation and amortization of $7.7 million, increases in net deferred tax assets of $6.9 million, net income of $4.2 million, stock-based compensation expense of $1.9 million and $0.2 million other, partially offset by cash used by operating assets and liabilities of $3.3 million.

Cash used in investing activities during the first three months of fiscal 2010 was $14.9 million, which included $15.0 million used to acquire certain assets of StockerYale and $3.3 million used to acquire property and equipment and improve buildings, partially offset by $2.9 million net sales of available-for-sale securities and $0.5 million in proceeds from dispositions of property and equipment.

Cash provided by financing activities during the first three months of fiscal 2010 was $2.4 million, which included $2.3 million generated from our employee stock option, award and stock purchase plans and $0.1 million other.

Changes in exchange rates during the first three months of fiscal 2010 used $5.3 million, primarily due to the weakening of the Euro and Japanese Yen against the U.S. dollar.

RECENT ACCOUNTING STANDARDS

See Note 2. “Recent Accounting Standards” in the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our consolidated financial position, results of operations and cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at January 2, 2010, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At January 2, 2010, the fair value of our available-for-sale debt securities was $40.1 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $73,000 and ($5,000), respectively, at January 2, 2010.

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

The following table provides information about our foreign exchange forward contracts at January 2, 2010. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at January 2, 2010 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Euro	1.4547	$(6,418)	$(6,271)
Japanese Yen	89.2400	$(2,366)	$(2,305)
Korean Won	1,220.0000	$1,539	$1,613
British Pound	1.6250	$4,748	$4,642
Canadian Dollar	0.9425	$(709)	$(715)
Chinese Renminbi	6.8425	$891	$893

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of January 2, 2010 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended January 2, 2010  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Derivative Lawsuits

Between February 15, 2007 and March 2, 2007, three purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of the Company’s current and former officers and directors. The Company is named as a nominal defendant. The complaints generally alleged that the defendants breached their fiduciary duties and violated the securities laws in connection with the granting of stock options, the accounting treatment for such grants, the issuance of allegedly misleading public statements and stock sales by certain of the individual defendants. On May 30, 2007, these lawsuits were consolidated under the caption In re Coherent, Inc. Shareholder Derivative Litigation, Lead Case No. C-07-0955-JF (N.D. Cal.). On June 25, 2007, plaintiffs filed an amended consolidated complaint. The consolidated complaint asserted causes of action for alleged violations of federal securities laws, violations of California securities laws, breaches of fiduciary duty and/or aiding and abetting breaches of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, insider selling and misappropriation of information. The consolidated complaint sought, among other relief, disgorgement and damages in an unspecified amount, an accounting, rescission of allegedly improper stock option grants, punitive damages and attorneys’ fees and costs.

The Company’s Board of Directors appointed a Special Litigation Committee (“SLC”) comprised of independent director Sandeep Vij to investigate and evaluate the claims asserted in the derivative litigation and to determine what action(s) should be taken with respect to the derivative litigation. On September 8, 2009, Coherent, Inc., by and through the SLC, plaintiffs, and certain of Coherent’s former and current officers and directors filed with the court a Stipulation of Settlement reflecting the terms of a settlement that would resolve all claims alleged in the consolidated complaint. The terms of the settlement include a financial benefit to Coherent of over $6 million, which is comprised of a cash payment of $5.25 million to the Company and the waiver by certain former officers and directors of potential claims relating to expired stock options valued at $762,305. The settlement terms also include the implementation and/or agreement to maintain certain corporate governance changes, and a payment by the Company to plaintiffs’ counsel of $3 million in attorneys’ fees and expenses.

On September 14, 2009, the United States District Court for the Northern District of California issued an order granting preliminary approval of the settlement. On November 20, 2009, the court held a hearing for final approval of the settlement, and on November 24, 2009, the court entered an Order and Final Judgment, which approved the settlement and dismissed the action with prejudice.

Following the payment of the plaintiff attorneys’ fees and expenses, the Company received a net cash benefit of $2.2 million from the settlement.

Income Tax Audits

The Internal Revenue Service (“IRS”) is conducting an audit of our 2003 and 2004 tax returns. The IRS has issued a number of Notices of Proposed Adjustments (“NOPAs”) to these returns. Among other items, the IRS has challenged our research and development credits and our extraterritorial income (“ETI”) exclusion. We have agreed to the various adjustments proposed by the IRS and we believe that we adequately provided for these exposures and any other items identified by the IRS as a result of the audit of these tax years. As part of its audit of our 2003 and 2004 years, the IRS has requested information related to our stock option investigation and we complied with this request and we will address any issues that are raised in a timely manner.  The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns.

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

•                  flow of Trouble Asset Relief Program (“TARP”) funds from the United States government funding purchases by our customers;

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

In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad. Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition and results of operations could suffer. Additionally, unstable economic conditions can provide significant pressures and burdens on individuals, thus fostering an atmosphere of greater potential exposure for inappropriate business conduct. See “Part I, Item 4. CONTROLS AND PROCEDURES—Inherent Limitations over Internal Control.”

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

The capital and credit markets have been experiencing extreme volatility and disruption. During the past year, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, as well as pressured the solvency of some financial institutions. These financial institutions, including banks, have had difficulty timely performing regular services and in some cases have failed or otherwise been largely taken over by governments. We maintain our cash, cash equivalents and short-term investments with a number of financial institutions around the world. Should some or all of these financial institutions fail or otherwise be unable to timely perform requested services, we would likely have a limited ability to timely access our cash deposited with such institutions, or, in extreme circumstances the failure of such institutions could cause us to be unable to access cash for the foreseeable future.  If we are unable to quickly access our funds, we may need to increase our use of our existing credit lines or access more expensive credit, if available. If we are unable to access our cash or if we access existing or additional credit or are unable to access additional credit, it could have a negative impact on our operations, including our reported net income.

We are exposed to credit risk and fluctuations in the market values of our investment portfolio.

Although we have not recognized any material losses on our cash, cash equivalents and short-term investments, future declines in their market values could have a material adverse effect on our financial condition and operating results. Given the global nature of our business, we have investments both domestically and internationally. There has recently been growing pressure on the creditworthiness of sovereign nations, which results in corresponding pressure on the valuation of the securities issued by such nations. Additionally, our overall investment portfolio is often concentrated in the financial sector, which has been negatively impacted by the recent market liquidity conditions. We also maintain a certain mix of government-issued securities. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. Additionally, liquidity issues or political actions by sovereign nations could result in decreased values for our investments in certain government securities. As a result, the value or liquidity of our cash, cash equivalents and short-term investments could decline and result in a material impairment, which could have a material adverse effect on our financial condition and operating results. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

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

For the three months ended January 2, 2010, 67% of our net sales were derived from customers outside of the United States. For fiscal 2009, 66% of our net sales were derived from customers outside of the United States. For fiscal years 2008 and 2007, 68% of our net sales were derived from customers outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. The majority of our foreign sales occur through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign operations and sales are subject to a number of risks, including:

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

We have previously announced our intent to reduce our global operating footprint. To that end, we closed our Auburn, California, Munich, Germany, St. Louis, Missouri, San Jose, California and Yokohama, Japan facilities during fiscal 2009. We announced our intention to close our Tampere, Finland and Montreal, Canada operations.  If we are not able to effectively and timely transition the activities from one site to another or effectively close these facilities (including the manufacture of any applicable increased safety stock) there could be an adverse impact on our results of operations.

If we fail to manage our growth or, alternatively, our spending during downturns, effectively, our business could be disrupted, which could harm our operating results.

Our ability to successfully offer our products and implement our business plan in evolving markets requires an effective planning and management process. In economic downturns, we must effectively manage our spending and operations to ensure our competitive position during the downturn, as well as our future opportunities when the economy improves, remain intact. The failure to effectively manage our spending and operations could disrupt our business and harm our operating results. The growth in sales, combined with the challenges of managing geographically dispersed operations, can place a significant strain on our management systems and resources, and our anticipated growth in future operations could continue to place such a strain. The failure to effectively manage our growth could disrupt our business and harm our operating results.

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

If our security measures are breached and unauthorized access is obtained to a customer’s data or our data, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Our operations include the storage of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to our data or our customers’ data, our reputation could be damaged, our business may suffer and we could incur significant liability. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or our customers’ data, which could result in significant legal and financial exposure and a loss of confidence in the security of our service that would harm our future business prospects. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.

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

For the three months ended January 2, 2010, our research and development expenses were $15.4 million (12.5% of net sales). For our fiscal years 2009, 2008 and 2007, our research and development costs were $61.4 million (14.1% of net sales), $74.3 million (12.4% of net sales) and $74.6 million (12.4% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Item 6. EXHIBITS

Exhibit No.	Description

10.1*‡	Variable Compensation Plan (Previously filed as Exhibit 10.9 to Form 10-K for the year ended October 3, 2009).

10.2*	Form of Restricted Stock Unit Agreement Under 2001 Stock Plan (Previously filed as Exhibit 10.1 to Form 8-K filed on November 27, 2009).

10.3*	Form of Stock Option Agreement Under 2001 Stock Plan (Previously filed as Exhibit 10.2 to Form 8-K filed on November 27, 2009).

10.4‡**	Fiscal 2010 Variable Compensation Plan Payout Scale for Named Executive Officers.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.

**	Portions of this exhibit are redacted and confidential treatment has been requested.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

Date: February 10, 2010	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2010	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*‡	Variable Compensation Plan (Previously filed as Exhibit 10.9 to Form 10-K for the year ended October 3, 2009).

10.2*	Form of Restricted Stock Unit Agreement Under 2001 Stock Plan (Previously filed as Exhibit 10.1 to Form 8-K filed on November 27, 2009).

10.3*	Form of Stock Option Agreement Under 2001 Stock Plan (Previously filed as Exhibit 10.2 to Form 8-K filed on November 27, 2009).

10.4‡**	Fiscal 2010 Variable Compensation Plan Payout Scale for Named Executive Officers.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.

**	Portions of this exhibit are redacted and confidential treatment has been requested.