Form 10-Q
period 2010-04-03
COHERENT INC
filed 2010-05-13
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2010

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on May 7, 2010 was 25,268,766.

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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009

Net sales	$149,157	$105,422	$271,972	$229,810
Cost of sales	83,544	65,815	155,327	139,814
Gross profit	65,613	39,607	116,645	89,996
Operating expenses:
Research and development	19,488	15,610	34,898	30,388
Selling, general and administrative	31,164	27,962	59,143	51,590
Impairment of goodwill	—	—	—	19,286
Amortization of intangible assets	1,956	1,894	3,917	3,837
Total operating expenses	52,608	45,466	97,958	105,101
Income (loss) from operations	13,005	(5,859)	18,687	(15,105)
Other income (expense):
Interest and dividend income	1,290	689	1,438	2,133
Interest expense	(23)	(32)	(70)	(109)
Other—net	225	(2,257)	916	(7,854)
Total other income (expense), net	1,492	(1,600)	2,284	(5,830)
Income (loss) before income taxes	14,497	(7,459)	20,971	(20,935)
Provision for income taxes	6,017	1,671	8,312	2,874
Net income (loss)	$8,480	$(9,130)	$12,659	$(23,809)

Net income (loss) per share:
Basic	$0.34	$(0.38)	$0.51	$(0.98)
Diluted	$0.34	$(0.38)	$0.51	$(0.98)

Shares used in computation:
Basic	24,704	24,258	24,587	24,202
Diluted	24,996	24,258	24,837	24,202

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	April 3, 2010	October 3, 2009

ASSETS
Current assets:
Cash and cash equivalents	$192,166	$199,950
Short-term investments	72,943	43,685
Accounts receivable—net of allowances of $2,145 and $2,147, respectively	84,598	74,235
Inventories	99,144	97,767
Prepaid expenses and other assets	52,708	38,969
Deferred tax assets	19,435	28,164
Total current assets	520,994	482,770
Property and equipment, net	94,972	98,792
Goodwill	66,434	66,967
Intangible assets, net	20,740	19,738
Other assets	85,689	85,337
Total assets	$788,829	$753,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$20	$9
Accounts payable	29,382	21,639
Income taxes payable	2,159	1,953
Other current liabilities	84,972	62,741
Total current liabilities	116,533	86,342
Long-term obligations	39	6
Other long-term liabilities	88,025	91,685
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—25,088 shares and 24,455 shares, respectively	250	244
Additional paid-in capital	205,207	188,918
Accumulated other comprehensive income	59,976	80,269
Retained earnings	318,799	306,140
Total stockholders’ equity	584,232	575,571
Total liabilities and stockholders’ equity	$788,829	$753,604

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	April 3, 2010	April 4, 2009
Cash flows from operating activities:
Net income (loss)	$12,659	$(23,809)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,675	9,716
Amortization of intangible assets	3,917	3,837
Deferred income taxes	11,377	(1,583)
Loss on disposal of property and equipment	333	438
Stock-based compensation	3,892	4,178
Excess tax benefit from stock-based compensation arrangements	(482)	(8)
Impairment of goodwill	—	19,286
Non-cash restructuring and other charges	1,134	167
Other non-cash expense (income)	(11)	34
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(9,699)	13,013
Inventories	2,321	1,867
Prepaid expenses and other assets	(13,294)	(9,514)
Other assets	(176)	10,045
Accounts payable	5,083	(5,743)
Income taxes payable/receivable	(1,482)	(2,025)
Other current liabilities	19,853	(2,396)
Other long-term liabilities	(921)	(9,976)
Net cash provided by operating activities	46,179	7,527

Cash flows from investing activities:
Purchases of property and equipment	(5,708)	(14,156)
Proceeds from dispositions of property and equipment	244	1,349
Purchases of available-for-sale securities	(82,913)	(44,986)
Proceeds from sales and maturities of available-for-sale securities	53,286	25,434
Acquisition of a business	(15,000)	—
Change in restricted cash	—	2,521
Net cash used in investing activities	(50,091)	(29,838)

Cash flows from financing activities:
Short-term borrowings	—	3
Short-term repayments	—	(3)
Repayment of capital lease obligations	(8)	(4)
Cash overdrafts decrease	—	20
Issuance of common stock under employee stock option and purchase plans	13,610	3,544
Net settlement of restricted common stock	(1,180)	—
Excess tax benefits from stock-based compensation arrangements	482	8
Net cash provided by financing activities	12,904	3,568
Effect of exchange rate changes on cash and cash equivalents	(16,776)	(12,132)
Net decrease in cash and cash equivalents	(7,784)	(30,875)
Cash and cash equivalents, beginning of period	199,950	213,826
Cash and cash equivalents, end of period	$192,166	$182,951

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$54	$104
Income taxes	$5,538	$13,029
Cash received during the period for:
Income taxes	$5,006	$6,138

Non-cash investing and financing activities:
Unpaid property and equipment	$960	$1,492

See Accompanying Notes to Condensed Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Coherent, Inc. (referred to herein as the “Company,” “we,” “our,” “us” or “Coherent”) consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended October 3, 2009. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods presented therein. Our fiscal year ends on the Saturday closest to September 30 and our second fiscal quarters include 13 weeks of operations in fiscal year 2010 and 14 weeks of operations in fiscal year 2009. Fiscal years 2010 and 2009 include 52 and 53 weeks, respectively.

2.    RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncements

In December 2007 the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for business combinations. The revised guidance retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, however these rules, (including additional guidance issuance after December 2007), change certain elements of accounting for business combinations such as:

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

In January 2010, the FASB issued an accounting standard update amending the disclosure requirements for financial instruments under fair value. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The update provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010. We adopted this guidance for our fiscal quarter beginning January 3, 2010 and it did not have an impact on our consolidated financial position, results of operations and cash flows.

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued an accounting standard update defining a milestone and determining what criteria must be met to apply the milestone method of revenue recognition for research or development transactions.  The update provides guidance on the criteria which must be met to determine if the milestone method of revenue recognition is appropriate, whether a milestone is substantive and the disclosures that must be made if the method is elected. This standard should be applied on a prospective basis for milestones reached in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with earlier adoption permitted. If early adoption is elected and the period of adoption is not the beginning of the Company’s fiscal year, the amendments should be applied retrospectively from the beginning of the year of adoption.  We do not expect this update to have an impact on our consolidated financial position, results of operations and cash flows.

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

In accordance with authoritative guidance, we expensed $0.2 million of acquisition-related costs incurred as selling, general and administrative expenses in our consolidated statements of operations for the six months ended April 3, 2010.

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

4.     FAIR VALUES

Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. As of and during the three and six months ended April 3, 2010, we did not have any assets or liabilities valued based on Level 3 valuations and we had no assets or liabilities that transferred in or out of Level 1 or Level 2 valuation.

Financial assets and liabilities measured at fair value as of April 3, 2010 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)

Money market fund deposits (1)	$14,860	$—	$14,860
Certificates of deposit (2)	—	83,261	83,261
U.S. and international government obligations (3)	—	131,460	131,460
Corporate notes and obligations (4)	—	9,171	9,171
Commercial paper (5)	—	2,999	2,999
Foreign currency contracts (6)	—	(464)	(464)
Total net assets measured at fair value	$14,860	$226,427	$241,287

(1)          Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)          Includes $67,528 recorded in cash and cash equivalents and $15,733 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(3)          Includes $85,170 recorded in cash and cash equivalents and $46,290 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(4)          Included in short-term investments on the Condensed Consolidated Balance Sheet.

(5)          Includes $1,250 in cash and cash equivalents and $1,749 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(6)          Includes $1 recorded in prepaid expenses and other assets and $465 recorded in other current liabilities on the Condensed Consolidated Balance Sheet.

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

For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).

The outstanding U.S. Dollar notional amounts of hedge contracts, with maximum maturity of 2 months, are as follows (in thousands):

	April 3, 2010	October 3, 2009
Foreign currency hedge contracts
Purchase
Euro	$22,570	$22,784
Other currencies	2,075	415
Sell	(7,711)	(7,779)
Net	$16,934	$15,420

The fair value of our derivative instruments are included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets; such amounts were not material as of April 3, 2010 and October 3, 2009.

The amounts of non-designated derivative instruments’ gains and losses in the Condensed Consolidated Statements of Operations for the three months and six months ended April 3, 2010 and April 4, 2009 are as follows (in thousands):

	Amount of Gain or (Loss) Recognized in
	Income on Derivatives
	Three Months Ended April 3, 2010	Six Months Ended April 3, 2010
Derivatives not designated as hedging instruments
Foreign exchange contracts	$(980)	$(1,011)

	Amount of Gain or (Loss) Recognized in
	Income on Derivatives
	Three Months Ended April 4, 2009	Six Months Ended April 4, 2009
Derivatives not designated as hedging instruments
Foreign exchange contracts	$(1,417)	$(1,726)

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	April 3, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$192,167	$—	$(1)	$192,166
Short-term investments:
Available-for-sale securities:
Commercial paper	$1,749	$—	$—	$1,749
Certificates of deposit	15,732	—	—	15,732
U.S. and international government obligations	46,271	24	(4)	46,291
Corporate notes and obligations	9,121	54	(4)	9,171
Total short-term investments	$72,873	$78	$(8)	$72,943

	October 3, 2009
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$199,949	$1	$—	$199,950
Short-term investments:
Available-for-sale securities:
Commercial paper	$3,000	$—	$—	$3,000
Certificates of deposit	2,451	12	—	2,463
U.S. Treasury and agency obligations	38,152	19	—	38,171
Corporate notes and obligations	53	—	(2)	51
Total short-term investments	$43,656	$31	$(2)	$43,685

Substantially all of our available-for-sale investments in debt securities as of April 3, 2010 and October 3, 2009 were due in less than one year.

During the three and six months ended April 3, 2010, we received proceeds totaling $12.6 million and $21.3 million, respectively,  from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively. During the three and six months ended April 4, 2009,  we received proceeds totaling $18.6 million and $19.7 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively.

U.S. Treasury and agency and international government obligations:  The unrealized losses on our investments in U.S. Treasury and agency and international government obligations were caused by interest rate increases. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at April 3, 2010.

Corporate notes and obligations:  The unrealized losses on our investments in corporate notes and obligations at April 3, 2010 and October 3, 2009 are attributable to change in interest rates and not credit quality.

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

During the six months ended April 3, 2010, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from October 3, 2009 to April 3, 2010 are as follows (in thousands):

	Commercial Lasers and Components	Specialty Lasers and Systems	Total
Balance as of October 3, 2009	$—	$66,967	$66,967
Additions	2,580	—	2,580
Translation adjustments and other	(57)	(3,056)	(3,113)
Balance as of April 3, 2010	$2,523	$63,911	$66,434

Components of our amortizable intangible assets are as follows (in thousands):

	April 3, 2010			October 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$53,879	$(40,791)	$13,088	$54,477	$(39,220)	$15,257
Patents	9,739	(8,785)	954	10,440	(8,975)	1,465
Order backlog	5,277	(4,810)	467	5,015	(5,002)	13
Customer lists	8,420	(4,096)	4,324	5,421	(3,763)	1,658
Trade name	3,585	(2,480)	1,105	3,833	(2,488)	1,345
Production know-how	910	(139)	771	—	—	—
Non-compete agreement	1,597	(1,566)	31	1,590	(1,590)	—
Total	$83,407	$(62,667)	$20,740	$80,776	$(61,038)	$19,738

Amortization expense for intangible assets for the six months ended April 3, 2010 and April 4, 2009 was $3.9 million and $3.8 million, respectively. At April 3, 2010, estimated amortization expense for the remainder of fiscal 2010, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2010 (remainder)	$3,929
2011	6,219
2012	4,246
2013	2,471
2014	1,650
2015	1,252
Thereafter	973
Total	$20,740

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	April 3, 2010	October 3, 2009
Purchased parts and assemblies	$32,870	$30,945
Work-in-process	33,488	30,680
Finished goods	32,786	36,142
Inventories	$99,144	$97,767

Prepaid expenses and other assets consist of the following (in thousands):

	April 3, 2010	October 3, 2009
Prepaid and refundable income taxes	$22,798	$22,041
Prepaid expenses and other	29,910	16,928
Total prepaid expenses and other assets	$52,708	$38,969

Other assets consist of the following (in thousands):

	April 3, 2010	October 3, 2009
Assets related to deferred compensation arrangements	$21,690	$21,629
Deferred tax assets	61,171	60,819
Other assets	2,828	2,889
Total other assets	$85,689	$85,337

Other current liabilities consist of the following (in thousands):

	April 3, 2010	October 3, 2009
Accrued payroll and benefits	$25,945	$19,967
Deferred income	13,509	14,424
Reserve for warranty	10,316	10,211
Accrued expenses and other	11,110	9,918
Other taxes payable	16,964	4,361
Accrued restructuring charges	2,686	1,652
Customer deposits	4,442	2,208
Total other current liabilities	$84,972	$62,741

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

During the second quarter of fiscal 2009, we announced our plans to close our facilities in Tampere, Finland and St. Louis, Missouri. The closure of St. Louis site was completed in the fourth quarter of fiscal 2009.  The closure of our Finland site is scheduled for completion by the end of fiscal 2010, but we may decide to delay the closure by one quarter due to a significant increase in demand for products manufactured in Finland.  These closure plans have resulted in charges primarily for employee termination and other exit related costs associated with a plan approved by management.

Restructuring charges in the first three and six months of fiscal 2010 and 2009 are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents our current liability as accrued on our balance sheet for restructuring charges.  The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the first six months of fiscal 2010 and 2009 (in thousands):

	Severance Related	Facilities- related Charges	Other Restructuring Costs	Total
Balance at September 27, 2008	$2,581	$19	$987	$3,587
Provisions	5,862	950	2,275	9,087
Payments and other	(5,668)	(607)	(2,645)	(8,920)
Balance at April 4, 2009	$2,775	$362	$617	$3,754

Balance at October 3, 2009	$488	$357	$807	$1,652
Provisions	964	17	1,492	2,473
Payments and other	(191)	(268)	(980)	(1,439)
Balance at April 3, 2010	$1,261	$106	$1,319	$2,686

The current year severance related costs are primarily comprised of severance pay, outplacement services, medical and other related benefits for employees being terminated due to the transition of activities out of Montreal, Canada, and Tampere, Finland. The remaining severance related restructuring accrual balance of approximately $1.3 million at April 3, 2010 is expected to result in cash expenditures through the fourth quarter of fiscal 2010 or the first quarter of fiscal 2011, if the closure of the Finland facility is extended until the first quarter of fiscal 2011. The other restructuring costs are primarily for a grant repayment liability and other exit related costs associated with a plan approved by management.

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

Components of the reserve for warranty costs during the first six months of fiscal 2010 and 2009 were as follows (in thousands):

	Six Months Ended
	April 3, 2010	April 4, 2009
Beginning balance	$10,211	$13,214
Additions related to current period sales	6,765	6,178
Warranty costs incurred in the current period	(6,547)	(7,222)
Accruals resulting from acquisition	160	—
Adjustments to accruals related to prior period sales	(273)	(532)
Ending balance	$10,316	$11,638

Other long-term liabilities consist of the following (in thousands):

	April 3, 2010	October 3, 2009
Long-term taxes payable	$51,331	$51,483
Deferred compensation	21,732	22,723
Deferred tax liabilities	7,394	9,651
Deferred income	1,886	2,109
Asset retirement obligations liability	1,299	1,342
Other long-term liabilities	4,383	4,377
Total other long-term liabilities	$88,025	$91,685

9.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $16.1 million of foreign lines of credit as of April 3, 2010.  At April 3, 2010, we had used $2.6 million of these available foreign lines of credit. These credit facilities were used in Europe during the second fiscal quarter of 2010 as guarantees.  In addition, our domestic line of credit, which was opened on March 31, 2008, includes a $40 million unsecured revolving credit account with Union Bank of California. The recently amended agreement will expire on March 31, 2012 and is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance.  No amounts have been drawn upon our domestic line of credit as of April 3, 2010.

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of our stock options granted to employees and shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three and six months ended April 3, 2010 and April 4, 2009 were estimated using the following weighted-average assumptions:

	Employee Stock Option Plans				Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
Expected life in years	5.8	5.6	4.6	4.2	0.5	0.5	0.5	0.5
Expected volatility	33.0%	48.0%	33.0%	48.0%	29.9%	44.1%	35.9%	40.5%
Risk-free interest rate	3.0%	2.1%	2.02%	1.95%	0.2%	1.1%	0.2%	1.3%
Expected dividends	—	—	—	—	—	—	—	—
Weighted average fair value per share	$11.80	$7.27	$8.25	$8.92	$5.88	$6.95	$5.91	$7.06

Stock Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the Condensed Consolidated Statements of Operations for the three and six months ended April 3, 2010 and April 4, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
Cost of sales	256	$177	$475	$461
Research and development	280	239	553	434
Selling, general and administrative	1,514	2,009	3,184	3,220
Income tax benefit	(177)	(453)	(820)	(990)
	$1,873	$1,972	$3,392	$3,125

During the three and six months ended April 3, 2010, $0.2 million and $0.4 million was capitalized into inventory for all stock plans, $0.3 million and $0.5 million was amortized to cost of sales and $0.3 million remained in inventory at April 3, 2010. During the three and six months ended April 4, 2009, $0.3 million and $0.5 million, respectively, for all stock plans was capitalized into inventory, $0.2 million and $0.5 million, respectively, was amortized to cost of sales and $0.3 million remained in inventory at April 4, 2009. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At April 3, 2010, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $13.4 million, net of estimated forfeitures of $1.8 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures.

At April 3, 2010, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.1 million, which will be recognized over the offering period.

The cash flows resulting from excess tax benefits (tax benefits related to the excess of tax deduction resulting from an employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the first six months of fiscal 2010 and fiscal 2009, we recorded an immaterial amount of excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Plans (in thousands, except per share amounts and remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at October 4, 2009	2,494	$29.44
Granted	473	26.53
Exercised	(446)	25.91
Forfeitures	(22)	24.46
Expirations	(27)	33.50
Outstanding at April 3, 2010	2,472	$29.52	4.0	$7,985

Vested and expected to vest at April 3, 2010	2,413	$29.63	3.9	$7,586

Exercisable at April 3, 2010	1,674	$31.71	2.9	$2,347

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock at the end of the reporting period.  There were approximately 1.1 million outstanding options that were in-the-money as of April 3, 2010. The aggregate intrinsic value of options exercised under the Company’s stock plans was $2.0 million and $2.1 million for the three and six months ended April 3, 2010, respectively. There were no options exercised during the three months ended April 4, 2009.  The aggregate intrinsic value of options exercised was less than $0.1 million for the six months ended April 4, 2009.

The following table summarizes our restricted stock award and restricted stock unit activity for the first six months of fiscal 2010 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested stock at October 3, 2009	357	$25.66
Granted	234	25.04
Vested	(101)	25.86
Forfeited	(8)	21.57
Nonvested stock at April 3, 2010	482	$25.38

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

Derivative Lawsuit—Between February 15, 2007 and March 2, 2007, three purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of the Company’s current and former officers and directors. The Company was named as a nominal defendant. The complaints generally alleged that the defendants breached their fiduciary duties and violated the securities laws in connection with the granting of stock options, the accounting treatment for such grants, the issuance of allegedly misleading public statements and stock sales by certain of the individual defendants. On May 30, 2007, these lawsuits were consolidated under the caption In re Coherent, Inc. Shareholder Derivative Litigation, Lead Case No. C-07-0955-JF (N.D. Cal.). On June 25, 2007, plaintiffs filed an amended consolidated complaint. The Company’s Board of Directors appointed a Special Litigation Committee (“SLC”) comprised of independent director Sandeep Vij to investigate and evaluate the claims asserted in the derivative litigation and to determine what action(s) should be taken with respect to the derivative litigation. On September 8, 2009, Coherent, Inc., by and through the SLC, plaintiffs, and certain of Coherent’s former and current officers and directors filed with the court a Stipulation of Settlement reflecting the terms of a settlement that would resolve all claims alleged in the consolidated complaint.

On September 14, 2009, the United States District Court for the Northern District of California issued an order granting preliminary approval of the settlement of the three purported shareholder derivative lawsuits. On November 20, 2009, the court held a hearing for final approval of the settlement, and on November 24, 2009, the court entered an Order and Final Judgment, which approved the settlement and dismissed the action with prejudice. Following receipt of insurance proceeds and the payment of the plaintiff attorneys’ fees and expenses, we received a net cash benefit of $2.2 million from the settlement on December 11, 2009, which has been recorded in selling general and administrative expenses in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2010.

Income Tax Audits—The Internal Revenue Service (“IRS”) has concluded the audits of our 2003 and 2004 U.S. federal tax returns.  We had previously agreed to various adjustments proposed by the IRS in its Notices of Proposed Adjustments (“NOPAs”) to these returns and there were no additional adjustments prior to concluding the audits.  The IRS has indicated that it may consider an audit of our 2005 and 2006 tax returns.  The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We received a NOPA from the IRS in October 2008 to decrease the amount of research and development credits generated in years 2000 and 2001.  We responded to this NOPA and we are disputing the adjustment with the IRS through the appeals process available to us.  While we believe that we have adequately provided for any adjustments that may be proposed by the IRS related to these credits, there exists the possibility of a material adverse impact on our results of operations in the event that this issue is resolved unfavorably to us.

The German tax authorities are conducting an audit of our subsidiary in Göttingen for the tax years 1999 through 2005. We believe that we have adequately provided for any adjustments that may be proposed by the German tax authorities.

12.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive loss, net of income taxes, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 3,	April 4,	April 3,	April 4,
	2010	2009	2010	2009

Net income (loss)	$8,480	$(9,130)	$12,659	$(23,809)

Other comprehensive loss:
Translation adjustment	(17,058)	(10,437)	(20,283)	(20,598)
Net gain on derivative instruments, net of taxes	3	2	4	4
Changes in unrealized gains (losses) on available-for-sale securities, net of taxes	(15)	—	(7)	7
Other comprehensive loss, net of tax	(17,070)	(10,435)	(20,286)	(20,587)
Comprehensive loss	$(8,590)	$(19,565)	$(7,627)	$(44,396)

The following summarizes activity in accumulated other comprehensive loss related to derivatives, net of income taxes, held by us (in thousands):

Balance, September 27, 2008	$(93)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	4
Balance, April 4, 2009	$(89)

Balance, October 3, 2009	$(85)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	5
Balance, April 3, 2010	$(80)

Accumulated other comprehensive income (net of tax) at April 3, 2010 is comprised of accumulated translation adjustments of $60.1 million and a net loss on derivative instruments of $0.1 million. Accumulated other comprehensive income (net of tax) at October 3, 2009 is comprised of accumulated translation adjustments of $80.3 million and net loss on derivative instruments of $0.1 million.

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

The following table presents information necessary to calculate basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 3,	April 4,	April 3,	April 4,
	2010	2009	2010	2009
Weighted average shares outstanding —basic (1)	24,704	24,258	24,587	24,202
Dilutive effect of employee stock awards	292	—	250	—
Weighted average shares outstanding—diluted	24,996	24,258	24,837	24,202

Net income (loss)	$8,480	$(9,130)	$12,659	$(23,809)

Net income (loss) per basic share	$0.34	$(0.38)	$0.51	$(0.98)
Net income (loss) per diluted share	$0.34	$(0.38)	$0.51	$(0.98)

(1)   Net of restricted stock

A total of 1,796,257 and 1,751,554 potentially dilutive securities have been excluded from the dilutive share calculation for the three and six months ended April 3, 2010, respectively, as their effect was anti-dilutive. As the Company incurred a net loss for the second quarter and first six months of fiscal 2009, all potentially dilutive securities from stock options, employee stock purchase plan and restricted stock awards have been excluded from the diluted net loss per share computation as their effects were deemed anti-dilutive.

14.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
Interest and dividend income	$1,290	$689	$1,438	$2,133
Interest expense	(23)	(32)	(70)	(109)
Foreign exchange gain (loss)	81	(1,806)	(276)	(1,304)
Gain (loss) on investments, net	97	(1,222)	1,160	(8,020)
Other—net	47	771	32	1,470
Other income (expense), net	$1,492	$(1,600)	$2,284	$(5,830)

15.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discreet to the period. Our estimated effective tax rate for the three months and six months ended April 3, 2010 was 41.5% and 39.6%, respectively.  Our effective tax rates for the three months and six months ended April 3, 2010 were both higher than the statutory rate of 35% primarily due to permanent differences related to deemed dividend inclusions under the Subpart F tax rules and adjustments related to remitted foreign earnings.  These amounts are partially offset by the benefit of foreign tax credits, income subject to foreign tax rates that are lower than U.S. tax rates, an unrealized gain on life insurance policy investments related to our deferred compensation plan and research and development credits.

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

As of April 3, 2010, the total amount of gross unrecognized tax benefits was $57.6 million, of which $31.7 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefits were classified as other long-term liabilities in the condensed consolidated balance sheets.

Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of April 3, 2010, the total amount of gross interest and penalties accrued was $8.3 million, which is classified as other long-term liabilities in the condensed consolidated balance sheets.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 1999 are closed. The IRS has concluded the audits of our 2003 and 2004 U.S. federal tax returns with no additional adjustments other than those previously agreed to within NOPAs associated with those returns.  The statute remains open for these years as there are attributes being carried forward from these years to future years.   The IRS is auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future years.  We responded to a NOPA issued by the IRS in October 2008 to decrease the amount of research and development credits generated in 2000 and 2001 and we are disputing the proposed adjustment with the IRS through the appeals process available to us.  The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns. In our major state jurisdiction and our major foreign jurisdiction, the years subsequent to 1998 remain open and could be subject to examination by the taxing authorities.

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

Deferred Income Taxes

As of April 3, 2010, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $78.4 million, which consists of tax credit carryovers, deferred gain on subsidiary stock issuance, accruals and reserves, competent authority offset to transfer pricing tax reserve, employee stock-based compensation expenses, depreciation and amortization, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $6.9 million reported as of April 3, 2010.  We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

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

The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Three Months Ended		Six Months Ended
	April 3,	April 4,	April 3,	April 4,
	2010	2009	2010	2009
Net sales:
Commercial Lasers and Components	$51,514	$30,828	$88,595	$68,208
Specialty Laser Systems	97,618	74,569	183,327	161,552
Corporate and other	25	25	50	50
Total net sales	$149,157	$105,422	$271,972	$229,810

Income (loss) from operations:
Commercial Lasers and Components	$2,161	$(7,508)	$(3,299)	$(31,276)
Specialty Laser Systems	18,881	7,891	36,667	21,624
Corporate and other	(8,037)	(6,242)	(14,681)	(5,453)
Total income (loss) from operations	$13,005	$(5,859)	$18,687	$(15,105)

17.  SUBSEQUENT EVENTS

On April 29, 2010, we announced that our Board of Directors has authorized the Company to repurchase up to $50 million of our common stock under a stock repurchase program. The timing and size of any purchases will be subject to market conditions.

On April 30, 2010, we acquired Beam Dynamics for $6.25 million, excluding transaction fees.  The acquisition enhances our application knowledge and development capabilities and provides a pathway to expand our presence in the market for precision laser processing workstations.

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

•                  Focus on long-term improvement of adjusted EBITDA expressed as a percentage of net sales—We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, stock compensation expenses and certain other non-operating income and expense items. Key initiatives to reach our goals for EBITDA improvements include our program of consolidating manufacturing locations, rationalizing our supply chain and selective outsourcing of certain manufacturing operations.

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

We rely on the following three valuation approaches to determine the fair value of both of our reporting units.  (1) The Income approach utilizes the discounted cash flow model to provide an estimation of fair value based on the cash flows that a business expects to generate. These cash flows are based on forecasts developed internally by management which are then discounted at an after tax rate of return required by equity and debt market participants of a business enterprise.  This rate of return or cost of capital is weighted based on the capitalization of comparable companies.  (2) The Market approach determines fair value by comparing the reporting units to comparable companies in similar lines of business that are publicly traded.  Total Enterprise Value (TEV) multiples such as TEV to revenues and TEV to earnings (if applicable) before interest and taxes of the publicly traded companies are calculated.  These multiples are then applied to the reporting unit’s operating results to obtain an estimate of fair value.  (3) The Transaction approach estimates the fair value of the reporting unit based on market prices in actual transactions.  A comparison is done between the reporting units and other similar businesses. TEV multiples for revenue and earnings as noted in the Market approach above are calculated from the comparable companies and then applied to the reporting unit’s operating results to obtain an estimate of fair value.   Each of these three approaches captures aspects of value in each reporting unit.  The Income approach captures our expected future performance, the Market approach captures how investors view the reporting units through other competitors; and, the Transaction approach captures value through transactions for sales of similar types of companies. We believe these valuation approaches are proven valuation techniques and methodologies for our industry and are widely accepted by investors.

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

During the six months ended April 3, 2010, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.

At April 3, 2010, we had $66.4 million of goodwill, $95.0 million of property and equipment and $20.7 million of purchased intangible assets on our condensed consolidated balance sheet.

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

Stock-Based Compensation

We account for stock-based compensation using the fair value of the awards granted. We estimate the fair value of stock options granted using the Black Scholes Merton model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We amortize the fair value of stock options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We value restricted stock units using the intrinsic value method. We amortize the value of restricted stock units on a straight-line basis over the restriction period. See Note 10 “Stock-Based Compensation” for a description of our stock-based employee compensation plans and the assumptions we use to calculate the fair value of stock-based employee compensation.

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

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Three Months Ended
	April 3, 2010	April 4, 2009	Change	% Change
	(Dollars in thousands)

Bookings	$164,512	$93,843	$70,669	75.3%
Net sales—Commercial Lasers and Components	$51,514	$30,828	$20,686	67.1%
Net sales—Specialty Lasers and Systems	$97,618	$74,569	$23,049	30.9%
Gross profit as a percentage of net sales—Commercial Lasers and Components	40.0%	22.7%	17.3%	76.2%
Gross profit as a percentage of net sales—Specialty Lasers and Systems	46.3%	44.0%	2.3%	5.2%
Research and development as a percentage of net sales	13.1%	14.8%	(1.7)%	(11.5)%
Income (loss) before income taxes	$14,497	$(7,459)	$21,956	294.4%
Net cash provided by operating activities	$28,579	$16,925	$11,654	68.9%
Days sales outstanding in receivables	51.0	69.4	(18.4)	(26.5)%
Annualized inventory turns	3.4	2.3	1.1	46.3%
Capital spending as a percentage of net sales	1.6%	5.0%	(3.4)%	(68.0)%

	Six Months Ended
	April 3, 2010	April 4, 2009	Change	% Change
	(Dollars in thousands)

Bookings	$322,906	$197,162	$125,744	63.8%
Net sales—Commercial Lasers and Components	$88,595	$68,208	$20,387	29.9%
Net sales—Specialty Lasers and Systems	$183,327	$161,552	$21,775	13.5%
Gross profit as a percentage of net sales—Commercial Lasers and Components	35.2%	26.7%	8.5%	31.8%
Gross profit as a percentage of net sales—Specialty Lasers and Systems	46.8%	44.5%	2.3%	5.2%
Research and development as a percentage of net sales	12.8%	13.2%	(0.4)%	(3.0)%
Income (loss) before income taxes	$20,971	$(20,935)	$41,906	200.2%
Net cash provided by operating activities	$46,179	$7,527	$38,652	513.5%
Capital spending as a percentage of net sales	2.1%	6.2%	(4.1)%	(66.1)%

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

Fiscal 2009 began with weak bookings, particularly in the microelectronics and OEM components and instrumentation markets that were most impacted by the decline in consumer confidence and spending. In the second quarter of fiscal 2009, the business environment remained challenging, with continued declines in bookings due to drops in consumer confidence in the microelectronics and OEM components and instrumentation markets partially offset by improvements in the scientific and materials processing markets. The third quarter of fiscal 2009 continued to be impacted by macroeconomic conditions, with the largest impact felt in the microelectronics market. All four of our markets showed signs of recovery, with increases in bookings during the fourth quarter of fiscal 2009, led by significant increases in the microelectronics and scientific markets.

All four of our markets continued to show signs of recovery in the first two quarters of fiscal 2010, led by a significant increase in the microelectronics market. Second fiscal quarter bookings increased 75.3% from the same quarter one year ago, with increases in all four markets.

Microelectronics

Microelectronics bookings, which set a new Company record, increased 163% compared to the same quarter one year ago and increased 8% from record bookings in the first quarter of fiscal 2010.

Bookings for semiconductor capital equipment rose significantly compared to the first quarter of fiscal 2010 and a year ago as utilization rates and capital equipment spending trended upward.  Demand has been increasing for service, legacy and new products across all applications.

Orders for advanced packaging applications have more than doubled compared to a year ago and increased more than 28% sequentially with all three submarkets — microvias, direct imaging and silicon singulation and scribing — contributing. There appears to be three factors fueling this growth: sustained growth in the smartphone market, growth in the light-emitting diode (LED) television market, which relies on high density interconnect (HDI)  printed circuit boards (PCB), and general PCB production expansion in China.

The flat panel display market is very strong as we have secured another multi-unit order valued at approximately $13.5 million for use in organic light-emitting diode (OLED) production on netbook and laptop displays.  Each unit consists of a Vyper™ laser, the highest power excimer laser commercially available, and projection optics. Per customer request, these units are scheduled for delivery in fiscal 2011.  The next phase of development will be for manufacturing OLED televisions larger than 40 inches, which will require another step-up in laser power and projection optics.

The solar market remains very active for us.  In addition to shipping the first set of Equinox™ solar production tools, we are engaged with a variety of customers on future deployments and we expect to receive additional new tool orders in the third quarter of fiscal 2010.

Materials Processing

Materials processing orders increased 71% compared to the same quarter one year ago and increased 38% from the first quarter of fiscal 2010.

Marking and engraving customers increased their orders for the third consecutive quarter to support increased demand from consumer products applications.  While China was the leading source of growth, U.S. and European customers also have increased order rates, with this trend benefitting all power product categories.

Our customer and application development work in the high power market with the E-1000 CO2 laser is progressing well and customer feedback has been positive. First revenue shipments of the E-1000 CO2 laser will occur in the third quarter of fiscal 2010 as planned.

OEM Components and Instrumentation

OEM Components and Instrumentation orders increased 67% compared to the same quarter one year ago and were flat from the first quarter of fiscal 2010.

Conditions are starting to improve in the medical OEM market as evidenced by a rise in elective ophthalmic and aesthetic procedures. This should lead to a replacement cycle in established markets and new system investments in emerging markets.  Our excimer lasers used in refractive surgery and our CO2 and OPSL lasers for aesthetic applications should be the main beneficiaries of this trend.  Our efforts in non-refractive procedures including photocoagulation and photodisruption using OPSL™ lasers are progressing well and are in-line with expectations.

Several factors are influencing demand in the instrumentation market.  There is a trend towards higher power lasers for use in microscopy and high speed cytometry, which plays to the power scalability of our OPSL™ portfolio.  Similarly, wavelength flexibility, another core strength of our OPSL™ products, is becoming more and more critical as customers develop new test protocols.  Finally, beam shaping is gaining traction to enhance detection sensitivity and represents an opportunity to deliver higher level subassemblies into this market.

Graphic arts applications are also exhibiting early signs of recovery for lasers used in the computer-to-plate, flexographic and screen printing, which is consistent with a general market recovery.  Within the display arena, we are enjoying a strong competitive advantage through our OPSL™ products.

Scientific and Government Programs

Scientific and government programs orders increased 6% compared to the same quarter one year ago, but decreased 14% from the first quarter of fiscal 2010.

After a very strong first quarter of fiscal 2010, second quarter bookings continued to be strong, particularly in demand for high-end ultrafast amplifiers for the applied physics and physical chemistry communities.  Orders also reflected increased adoption of our OPS-based Verdi™ G Series products.  While biological imaging remains a cornerstone of the research market, orders for Chameleon™ lasers eased following two record setting quarters.

The second quarter of fiscal 2010 marked the end of committed stimulus funds in Germany and Japan, although Germany continues to invest in R&D at higher than average rates.  In the U.S., it appears that a majority of the stimulus funds have been deployed with the balance to be completed by the end of September 2010.

Net Sales

Net sales include sales of lasers, related accessories and service contracts. Net sales for the second fiscal quarter increased 67.1% in our CLC segment and increased 30.9% in our SLS segment from the same quarter one year ago. Net sales for the first six months of fiscal 2010 increased 29.9% in our CLC segment and increased 13.5% in our SLS segment from the same period one year ago. For a more complete description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the second quarter increased from 22.7% to 40.0% in our CLC segment and increased from 44.0% to 46.3% in our SLS segment from the same quarter one year ago.  Gross profit percentage for the first six months of fiscal 2010 increased from 26.7% to 35.2% in our CLC segment and increased from 44.5% to 46.8% in our SLS segment from the same period one year ago.  For a more complete description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased to 13.1% from 14.8% in our second fiscal quarter and to 12.8% from 13.2% for the first six months of fiscal 2010 compared to the same periods one year ago.  For a more complete description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in more cash flow availability.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the second quarter of fiscal 2010 decreased 18.4 days from the same quarter one year ago primarily due to significantly improved collections, particularly in Asia and Europe.

Annualized Inventory Turns

We calculate annualized inventory turns as the cost of sales during the quarter multiplied by four and then divided by net inventories at the end of the period. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more cash flow availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the second quarter of fiscal 2010 increased 1.1 from the same quarter one year ago primarily due to increased sales volumes and reduced inventories due to site consolidations, increase in outsourcing and other inventory reduction programs.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage decreased to 1.6% for the second quarter from 5.0% in the second quarter of fiscal 2009 and to 2.1% from 6.2% for the first six months of fiscal 2010 primarily due to higher sales volumes and the purchase of assets in support of a more effective business model for our semiconductor business and building investments related to our facilities consolidation and relocation programs in fiscal 2009. We expect spending in the second half of fiscal 2010 to return to a normal spending rate of 3.0% to 3.5% of net sales.

SIGNIFICANT EVENTS

During the three months ended December 27, 2008, our stock price declined substantially, which combined with expectations of declines in forecasted operating results due to the slowdown in the global economy, led the Company to conclude that a triggering event for review for potential goodwill impairment had occurred.  Accordingly, as of December 27, 2008, we performed an interim goodwill impairment evaluation. The performance of this test is a two-step process.  Management reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was required only for the CLC reporting unit. Our preliminary analysis indicated that the entire balance of the goodwill in the CLC reporting unit at that date was impaired and we recorded a non-cash goodwill impairment charge of $19.3 million in the first quarter of fiscal 2009.  During the three months ended April 4, 2009, we completed the Step 2 analysis for the CLC reporting unit at December 27, 2008 and determined that the entire balance of goodwill in the CLC reporting unit at that date was impaired.  The estimated fair value of our SLS reporting unit exceeded its carrying value so no further impairment analysis was required for this reporting unit. During the six months ended April 3, 2010, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.

We initiated the planning phase of a multiyear project, with a targeted completion date of September 2010, to exit our epitaxial growth facility in Tampere, Finland and establish enhanced capabilities in Sunnyvale, California. We may decide to delay the closure by one quarter due to a significant increase in demand for our products manufactured in Finland. We completed the consolidation of the remainder of our Munich facility into our Göttingen site during the third quarter of fiscal 2009. During the second quarter of fiscal 2009, we substantially completed the transition of our optics manufacturing assets from Auburn, California to REO, and announced that we would be exiting our facility in St. Louis, Missouri. We completed the exit from St. Louis, Missouri in the fourth quarter of fiscal 2009.

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

On April 30, 2010, we acquired Beam Dynamics for $6.25 million, excluding transaction fees.  The acquisition enhances our application knowledge and development capabilities and provides a pathway to expand our presence in the market for precision laser processing workstations.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.0%	62.4%	57.1%	60.8%
Gross profit	44.0%	37.6%	42.9%	39.2%
Operating expenses:
Research and development	13.1%	14.8%	12.8%	13.2%
Selling, general and administrative	20.9%	26.5%	21.7%	22.4%
Impairment of goodwill	—%	—%	—%	8.4%
Amortization of intangible assets	1.3%	1.8%	1.4%	1.7%
Total operating expenses	35.3%	43.1%	35.9%	45.7%
Income (loss) from operations	8.7%	(5.5)%	7.0%	(6.5)%
Other income (net)	1.0%	(1.5)%	0.8%	(2.5)%
Income (loss) before income taxes	9.7%	(7.0)%	7.8%	(9.0)%
Provision for income taxes	4.0%	1.6%	3.1%	1.3%
Net income (loss)	5.7%	(8.6)%	4.7%	(10.3)%

Net income for the second quarter of fiscal 2010 was $8.5 million ($0.34 per diluted share) including $1.0 million of after-tax restructuring costs and $1.9 million of after-tax stock-related compensation expense.  Net loss for the second quarter of fiscal 2009 was $9.1 million ($0.38 per share) including $4.5 million of after-tax restructuring costs, a $2.7 million tax expense due to a recently enacted change in state tax law, $2.0 million of after-tax stock-related compensation expense and $0.4 million of after-tax costs related to litigation resulting from our internal stock option investigation.  Net income for the first six months of fiscal 2010 was $12.7 million ($0.51 per diluted share) including $1.8 million of after-tax restructuring costs, $3.4 million of after-tax stock-related compensation expense and $1.4 million net after-tax benefit related to a receipt from the settlement of litigation resulting from our internal stock option investigation.  Net loss for the first six months of fiscal 2009 was $23.8 million ($0.98 per share) including a charge for goodwill impairment of $19.3 million, $7.1 million of after-tax restructuring costs, $3.1 million of after-tax stock-related compensation expense, a $2.7 million tax expense due to a recently enacted change in state tax law and $0.6 million of after-tax costs related to litigation resulting from our internal stock option investigation.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	April 3, 2010		April 4, 2009
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$52,653	35.3%	$25,721	24.4%
OEM components and instrumentation	38,871	26.1%	30,940	29.4%
Materials processing	19,819	13.3%	15,852	15.0%
Scientific and government programs	37,814	25.3%	32,909	31.2%
Total	$149,157	100.0%	$105,422	100.0%

	Six Months Ended
	April 3, 2010		April 4, 2009
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$91,741	33.7%	$65,699	28.6%
OEM components and instrumentation	71,307	26.2%	67,678	29.4%
Materials processing	35,055	12.9%	33,294	14.5%
Scientific and government programs	73,869	27.2%	63,139	27.5%
Total	$271,972	100.0%	$229,810	100.0%

Quarterly

Net sales for the second quarter of fiscal 2010 increased by $43.7 million, or 41%, including an increase of $2.6 million due to the impact of foreign currency exchange rates, compared to the second quarter of fiscal 2009.  Sales increased in all four markets, with the largest increase in the microelectronics market.

The increase in the microelectronics market of $26.9 million, or 105%, was primarily due to higher sales in flat panel display, advanced packaging and solar applications.  The increase in the OEM components and instrumentation market of $7.9 million, or 26%, was due primarily to higher shipments for machine vision applications due to the acquisition of StockerYale in the first quarter of fiscal 2010 and higher shipments for graphic arts and display, military and medical applications. Sales in the scientific and government programs market increased $4.9 million, or 15%, primarily due to higher demand for advanced research applications used by university and government research groups. Sales in the materials processing market increased $4.0 million, or 25%, primarily due to higher shipments for marking applications.

Year-to-date

Net sales for the first six months of fiscal 2010 increased by $42.2 million, or 18%, including an increase of $7.0 million due to the impact of foreign currency exchange rates, compared to the first six months of fiscal 2009.  Sales increased in all four markets, with the largest increase in the microelectronics market.

The increase in the microelectronics market of $26.0 million, or 40%, was primarily due to higher sales in flat panel display and advanced packaging applications.  Sales in the scientific and government programs market increased $10.7 million, or 17%, primarily due to higher demand for advanced research applications used by university and government research groups. The increase in the OEM components and instrumentation market of $3.6 million, or 5%, was due primarily to shipments for machine vision applications due to the acquisition of StockerYale in the first quarter of fiscal 2010 and higher shipments for graphic arts and display applications.  Sales in the material processing market increased $1.8 million, or 5%, primarily due to higher shipments for marking applications.

Although we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

Segments

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	April 3, 2010		April 4, 2009
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Commercial Lasers and Components (CLC)	$51,514	34.5%	$30,828	29.2%
Specialty Lasers and Systems (SLS)	97,618	65.5%	74,569	70.8%
Corporate and other	25	0.0%	25	0.0%
Total	$149,157	100.0%	$105,422	100.0%

	Six Months Ended
	April 3, 2010		April 4, 2009
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Commercial Lasers and Components (CLC)	$88,595	32.6%	$68,208	29.7%
Specialty Lasers and Systems (SLS)	183,327	67.4%	161,552	70.3%
Corporate and Other	50	0.0%	50	0.0%
Total	$271,972	100.0%	$229,810	100.0%

Quarterly

Net sales for the second quarter of fiscal 2010 increased by $43.7 million, or 41%, compared to the second quarter of fiscal 2009, with increases of $20.7 million, or 67%, in our CLC segment and increases of $23.0 million, or 31%, in our SLS segment.

The increase in our CLC segment sales was primarily due to higher advanced packaging, flat panel display, machine vision, materials processing and semiconductor application sales.  The increase in our SLS segment sales was primarily due to higher revenue for flat panel display, solar, microelectronics and semiconductor applications.

Year-to-date

Net sales for the first six months of fiscal 2010 increased by $42.2 million, or 18%, compared to the first six months of fiscal 2009, with increases of $20.4 million, or 30%, in our CLC segment and increases of $21.8 million, or 13%, in our SLS segment.

The increase in our CLC segment sales was primarily due to higher materials processing, flat panel display, advanced packaging, machine vision and semiconductor application sales.  The increase in our SLS segment sales was primarily due to higher revenue for flat panel display, solar, microelectronics and semiconductor applications.

GROSS PROFIT

Consolidated

Our gross profit rate increased to 44.0% in the second fiscal quarter of 2010 from 37.6% and increased to 42.9% from 39.2% in the first six months of fiscal 2010 compared to the same periods one year ago.

The second quarter 6.4% improvement in gross profit was primarily due to higher volumes and a lower manufacturing cost structure.  The improvement includes lower other costs (3.6%) related to lower inventory provisions stemming from higher volumes , lower restructuring costs (2.5%) and lower warranty costs (1.3%) partially offset by unfavorable product mix net of a lower manufacturing cost structure (1.1%).

The 3.7% improvement in gross profit during the first six months of fiscal 2010 was primarily due to higher volumes and a lower manufacturing cost structure.  The improvement includes lower other costs (2.7%) primarily due to lower inventory provisions stemming from higher volumes, lower restructuring costs (2.3%) and lower warranty costs (0.8%) partially offset by unfavorable product mix net of a lower manufacturing cost structure (2.0%).

Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations.

Commercial Lasers and Components

The gross profit rate in our CLC segment increased to 40.0% in the second fiscal quarter of 2010 from 22.7% and to 35.2% in the first six months of fiscal 2010 from 26.7% compared to the same periods one year ago.

The second quarter 17.3% increase in gross profit was primarily due to lower other costs (8.1%) primarily due to lower inventory provisions, lower restructuring costs (4.6%), lower warranty costs (2.6%) and favorable product cost (2.0%) due to the impact of  increased volumes and cost reduction efforts partially offset by unfavorable product mix in the materials processing and semiconductor markets.

The 8.5% improvement in gross profit during the first six months of fiscal 2010 was primarily due to lower other costs (6.5%) primarily due to lower inventory provisions, lower restructuring costs (4.4%) and lower warranty costs (1.5%) partially offset by unfavorable product mix in the materials processing and semiconductor markets (3.9%).

Specialty Lasers and Systems

The gross profit rate in our SLS segment increased to 46.3% in the second fiscal quarter of 2010 from 44.0% and to 46.8% in the first six months of fiscal 2010 from 44.5% compared to the same periods one year ago.

The second quarter 2.3% increase in gross profit was primarily due to lower other costs (1.8%) primarily due to lower inventory provisions and lower restructuring costs (1.7%) partially offset by unfavorable product mix (1.2%).

The 2.3% improvement in gross profit during the first six months of fiscal 2010 was primarily due to lower restructuring costs (1.5%) and lower other costs (1.3%) primarily due to lower inventory provisions partially offset by higher product costs (0.5%) primarily due to the impact of foreign exchange rates and unfavorable product mix.

OPERATING EXPENSES:

	Three Months Ended
	April 3, 2010		April 4, 2009
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$19,488	13.1%	$15,610	14.8%
Selling, general and administrative	31,164	20.9%	27,962	26.5%
Impairment of goodwill	—	—	—	—
Amortization of intangible assets	1,956	1.3%	1,894	1.8%
Total operating expenses	$52,608	35.3%	$45,466	43.1%

	Six Months Ended
	April 3, 2010		April 4, 2009
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$34,898	12.8%	$30,388	13.2%
Selling, general and administrative	59,143	21.7%	51,590	22.4%
Impairment of goodwill	—	—%	19,286	8.4%
Amortization of intangible assets	3,917	1.4%	3,837	1.7%
Total operating expenses	$97,958	35.9%	$105,101	45.7%

Research and development

Quarterly

Research and development (“R&D”) expenses increased $3.9 million, or 25%, during the second fiscal quarter ended April 3, 2010 compared to the same quarter one year ago.  The second quarter increase was primarily due to higher project spending ($1.8 million), the acquisition of StockerYale in the first quarter of fiscal 2010 ($0.8 million), lower net reimbursements from customers for development projects ($0.5 million), higher payroll spending ($0.3 million) due to higher variable compensation net of lower severance-related restructuring costs, the impact of foreign currency exchange rates ($0.3 million), higher charges for increases in deferred compensation plan liabilities ($0.1 million) with the related earnings for increases in deferred compensation plan assets recorded in other income (expense) and $0.1 million higher stock-related compensation expense.  On a quarterly segment basis as compared to the prior year period, CLC spending increased $2.5 million, primarily due to higher project spending and the acquisition of StockerYale.  SLS research and development spending increased $1.1 million primarily due to higher spending on projects.  Corporate and other spending increased $0.3 million primarily due to higher charges for increases in deferred compensation plan liabilities and higher stock-related compensation expense.

Year-to-date

R&D expenses increased $4.5 million, or 15%, during the six months ended April 3, 2010 compared to the same period one year ago. The increase for the first six months was primarily due to the acquisition of StockerYale in the first quarter of fiscal 2010 ($1.3 million), higher charges for increases in deferred compensation plan liabilities ($1.2 million) with the related earnings for increases in deferred compensation plan assets recorded in other income (expense), higher project spending ($1.0 million), the impact of foreign currency exchange rates ($0.8 million), lower net reimbursements from customers for development projects ($0.7 million) and $0.2 million higher stock-related compensation expense partially offset by lower payroll spending ($0.7 million) due to headcount decreases and  lower severance-related restructuring costs net of higher variable compensation. On a segment basis for the first six months of fiscal 2010 as compared to the prior year period, CLC project spending increased $2.6 million, primarily due to higher project spending, the acquisition of StockerYale and higher payroll spending.  SLS research and development spending was flat.  Corporate and other spending increased $1.9 million primarily due to higher charges for increases in deferred compensation plan liabilities and higher stock-related compensation expense.

Selling, general and administrative

Quarterly

Selling, general and administrative (“SG&A”) expenses increased $3.2 million or 11%, during the second fiscal quarter ended April 3, 2010 compared to the same quarter one year ago.  The second quarter increase in SG&A expenses was primarily due to $2.1 million higher variable compensation  spending and the elimination of mandatory time off net of savings from site consolidations and other restructuring activities, $1.1 million higher charges due to increases in deferred compensation plan liabilities with the related earnings for increases in deferred compensation plan assets recorded in other income (expense), the acquisition of StockerYale ($0.7 million) and the impact of foreign currency exchange rates ($0.5 million) partially offset by lower costs incurred for litigation resulting from our internal stock option investigation ($0.4 million), $0.4 million lower stock-related compensation expense,  lower severance-related restructuring costs ($0.3 million) and $0.1 million net lower other spending on facilities, consulting and depreciation.  On a quarterly segment basis as compared to the prior year period, CLC spending increased $1.1 million primarily due to the acquisition of StockerYale and higher variable compensation spending. SLS segment expenses increased $0.6 million primarily due to higher variable compensation spending.  Spending for Corporate and other increased $1.5 million primarily due to higher charges due to increases in deferred compensation plan liabilities and higher variable compensation spending partially offset by lower costs incurred for litigation resulting from our internal stock option investigation and lower stock-related compensation expense.

Year-to-date

SG&A expenses increased $7.6 million, or 15%, during the six months ended April 3, 2010 compared to the same period one year ago. The increase for the first six months was primarily due to $8.1 million higher charges due to increases in deferred compensation plan liabilities with the related earnings for increases in deferred compensation plan assets recorded in other income (expense), $1.4 million higher variable compensation  spending and the elimination of mandatory time off net of savings from site consolidations and other restructuring activities, the acquisition of StockerYale ($1.4 million), the impact of foreign currency exchange rates ($1.1 million) and $0.2 million net higher other spending on consulting and depreciation partially offset by $3.0 million lower costs incurred for litigation resulting from our internal stock option investigation primarily due to a receipt from the settlement of the litigation, $1.1 million lower spending on facilities due to site consolidations, lower severance-related restructuring costs ($0.4 million) and $0.1 million lower stock-related compensation expense.  On a segment basis for the first six months of fiscal 2010 as compared to the prior year period, CLC spending increased $1.1 million primarily due to the acquisition of StockerYale and higher variable compensation spending. SLS segment expenses decreased $0.5 million primarily due to lower payroll spending due to site consolidations net of higher variable compensation spending.  Spending for Corporate and other increased $7.0 million primarily due to higher charges due to increases in deferred compensation plan liabilities and higher variable compensation spending partially offset by lower costs incurred for litigation resulting from our internal stock option investigation.

Impairment of goodwill

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

Amortization of intangible assets

Amortization of intangible assets increased $0.1 million in the quarter and six months ended April 3, 2010 compared to the same periods last year.  Increases due to the acquisition of StockerYale were offset by the completion of amortization of certain intangibles related to prior acquisitions.

OTHER INCOME (EXPENSE) — NET

Other income (expense), net of other expense, increased $3.1 million and $8.1 million during the three and six months ended April 3, 2010, respectively, compared to the same periods one year ago. The quarterly increase was primarily due to lower foreign exchange losses ($1.9 million), higher gains, net of expenses, on our deferred compensation plan assets ($1.3 million), and higher interest income ($0.6 million) due to interest on a tax refund net of lower earnings on cash investments resulting from lower rates of return partially offset by lower benefit from Japan consumption tax savings ($0.8 million) as the benefit expired in the fourth quarter of fiscal 2009.  The increase for the first six months of fiscal 2010 was primarily due to higher gains, net of expenses, on our deferred compensation plan assets ($9.2 million) and lower foreign exchange losses ($1.0 million) partially offset by lower benefit from Japan consumption tax savings ($1.5 million) as the benefit expired in the fourth quarter of fiscal 2009 and lower interest income ($0.7 million) as a result of lower rates of return net of interest on a tax refund.

INCOME TAXES

The effective tax rate for the second quarter of fiscal 2010 of 41.5% and the effective tax rate of 39.6% for the six months ended April 3, 2010 were both  higher than the statutory rate of 35% primarily due to permanent differences related to deemed dividend inclusions under the Subpart F tax rules and adjustments related to remitted foreign earnings.  These amounts are partially offset by the benefit of foreign tax credits, income subject to foreign tax rates that are lower than U.S. tax rates, an unrealized gain on life insurance policy investments related to our deferred compensation plan and research and development credits.

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

DEFERRED INCOME TAXES

As of April 3, 2010, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $78.4 million, which consists of tax credit carryovers, deferred gain on subsidiary stock issuance, accruals and reserves, competent authority offset to transfer pricing tax reserve, employee stock-based compensation expenses, depreciation and amortization, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $6.9 million reported as of April 3, 2010.  We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

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

	Six Months Ended
	April 3, 2010	April 4, 2009
	(in thousands)
Net cash provided by operating activities	$46,179	$7,527
Sales of shares under employee stock plans	13,610	3,544
Capital expenditures	(5,708)	(14,156)
Net debt payments	(8)	(4)

Net cash provided by operating activities increased by $38.7 million for the first six months of fiscal 2010 compared to the same period one year ago. The increase in cash provided by operating activities was primarily due to higher net income, higher cash flows from other current liabilities and accounts payable and higher net cash flows due to new tax legislation which allows the carry back of net operating losses for up to five years partially offset by lower cash flows from accounts receivable due to increased sales volumes. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

During fiscal year 2008, we initiated restructuring plans to decrease costs by consolidating facilities and by reducing our workforce. As of April 3, 2010, we had made payments in connection with the restructuring plans in the amount of $18.8 million. We expect to complete payments for substantially all anticipated costs related to the restructuring plans by the end of fiscal 2010.

Additional sources of cash available to us were multi-currency and domestic lines of credit and bank credit facilities totaling $56.1 million as of April 3, 2010, of which $53.6 million was unused and available. These credit facilities were used in Europe during the first six months of fiscal 2010 as guarantees. Our domestic line of credit includes a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2012 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic line of credit and $2.6 million has been used of the multi-currency lines as of April 3, 2010.

Our ratio of current assets to current liabilities was 4.5:1 at April 3, 2010 compared to 5.6:1 at October 3, 2009. The decrease in our ratio from October 3, 2009 to April 3, 2010 is primarily due to increases in other current liabilities and accounts payable. Our cash position, short-term investments, working capital and current debt obligations are as follows:

	April 3, 2010	October 3, 2009
	(in thousands)
Cash and cash equivalents	$192,166	$199,950
Short-term investments	72,943	43,685
Working capital	404,461	396,428
Total debt obligations	59	15

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, asset retirement obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 3, 2009. There have been no material changes in contractual obligations since October 3, 2009, with the exception of increased inventory purchases to support new customer orders. Information regarding our other financial commitments at April 3, 2010 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the first six months of fiscal 2010 was $46.2 million, which included depreciation and amortization of $15.6 million, net income of $12.7 million, increases in net deferred tax assets of $11.4 million, stock-based compensation expense of $3.9 million, cash provided by operating assets and liabilities of $1.6 million and $1.0 million other.

Cash used in investing activities during the first six months of fiscal 2010 was $50.1 million, which included $29.6 million net purchases of available-for-sale securities, $15.0 million used to acquire certain assets of StockerYale and $5.7 million used to acquire property and equipment and improve buildings partially offset by $0.2 million in proceeds from dispositions of property and equipment.

Cash provided by financing activities during the first six months of fiscal 2010 was $12.9 million, which included $13.6 million generated from our employee stock option, award and stock purchase plans partially offset by $0.7 million other.

Changes in exchange rates during the first six months of fiscal 2010 used $16.8 million, primarily due to the weakening of the Euro and Japanese Yen against the U.S. dollar.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at April 3, 2010, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At April 3, 2010, the fair value of our available-for-sale debt securities was $57.2 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $78,000 and ($8,000), respectively, at April 3, 2010.

Foreign currency exchange risk

We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro and the Japanese Yen. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. A substantial portion of our cash balance is Euro denominated. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for speculative or trading purposes.

We do not anticipate any material adverse effect on our consolidated financial position, results of operations or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses. In the current economic environment, the risk of failure of a financial party remains high.

A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations.

The following table provides information about our foreign exchange forward contracts at April 3, 2010. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at April 3, 2010 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Euro	1.3702	$(22,882)	$(22,570)
Japanese Yen	90.5400	$(2,164)	$(2,075)
Korean Won	1,138.500	$2,840	$2,870
British Pound	1.5084	$3,662	$3,696
Chinese Renminbi	6.8170	$1,146	$1,145

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of April 3, 2010 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended April 3, 2010  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Income Tax Audits

The Internal Revenue Service (“IRS”) has concluded the audits of our 2003 and 2004 U.S. federal tax returns.  We had previously agreed to various adjustments proposed by the IRS in its Notices of Proposed Adjustments (“NOPAs”) to these returns and there were no additional adjustments prior to concluding the audits.  The IRS has indicated that it may consider an audit of our 2005 and 2006 tax returns.  The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We received a NOPA from the IRS in October 2008 to decrease the amount of research and development credits generated in years 2000 and 2001. We responded to this NOPA and we are disputing the adjustment with the IRS through the appeals process available to us.  While we believe that we have adequately provided for any adjustments that may be proposed by the IRS related to these credits, there exists the possibility of a material adverse impact on our results of operations in the event that this issue is resolved unfavorably to us.

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

•                  the ability of our suppliers, both internal and external, to produce and deliver components and parts, including sole or limited source components, in a timely manner, in the quantity, quality and prices desired;

•                  timing or cancellation of customer orders and shipment scheduling;

•                  fluctuations in our product mix;

•                  foreign currency fluctuations, especially with regards to the Euro, Yen and British Pound;

•                  commodity pricing;

•                  introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•                  our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•                  our increased reliance on domestic and foreign contract manufacturing;

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

•                  impairment of goodwill, intangible assets and other long term assets;

•                  our ability to meet our expectations and forecasts and those of public market analysts and investors;

•                  costs and expenses from litigation;

•                  the availability of funding by the United States and foreign governments for research funding with regards to our customers in the scientific business, such as universities;

•                  continued spending by the United States government on defense-related projects where we are a subcontractor;

•                  flow of Trouble Asset Relief Program (“TARP”) funds from the United States government funding purchases by our customers;

•                  government support of the alternative energy industries, such as solar;

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

Volatility and disruption in the capital and credit markets, depressed consumer confidence, negative economic conditions, volatile corporate profits and reduced capital spending could negatively impact demand for our products. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, as well as effectively manage supply chain relationships in the face of such conditions including uncertainty regarding the ability of some of our suppliers to continue operations and provide us with uninterrupted supply flow. Our ability to maintain our research and development investments in our broad product offerings may be adversely impacted in the event that our sales decline and do not increase in the future. Spending and the timing thereof by consumers and businesses has a significant impact on our results and, where such spending is delayed or canceled, it could cause a material negative impact on our operating results. The current global economic conditions remain uncertain and challenging.  Weakness in our end markets could negatively impact our revenue, gross margin and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.

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

In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad. Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. For example, while the political unrest in Thailand has not materially impacted us to date, our suppliers in Thailand could be affected in the future. If such conditions persist, our business, financial condition and results of operations could suffer. Additionally, unstable economic conditions can provide significant pressures and burdens on individuals, thus fostering an atmosphere of greater potential exposure for inappropriate business conduct. See “Part I, Item 4. CONTROLS AND PROCEDURES—Inherent Limitations over Internal Control.”

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

World capital and credit markets have been and continue to experience extreme volatility and disruption. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, as well as pressured the solvency of some financial institutions. These financial institutions, including banks, have had difficulty timely performing regular services and in some cases have failed or otherwise been largely taken over by governments. We maintain our cash, cash equivalents and short-term investments with a number of financial institutions around the world. Should some or all of these financial institutions fail or otherwise be unable to timely perform requested services, we would likely have a limited ability to timely access our cash deposited with such institutions, or, in extreme circumstances the failure of such institutions could cause us to be unable to access cash for the foreseeable future.  If we are unable to quickly access our funds, we may need to increase our use of our existing credit lines or access more expensive credit, if available. If we are unable to access our cash or if we access existing or additional credit or are unable to access additional credit, it could have a negative impact on our operations, including our reported net income.

We are exposed to credit risk and fluctuations in the market values of our investment portfolio.

Although we have not recognized any material losses on our cash, cash equivalents and short-term investments, future declines in their market values could have a material adverse effect on our financial condition and operating results. Given the global nature of our business, we have investments both domestically and internationally. There has recently been growing pressure on the creditworthiness of sovereign nations, particularly in Europe, which results in corresponding pressure on the valuation of the securities issued by such nations. Additionally, our overall investment portfolio is often concentrated in the financial sector, which has been negatively impacted by the recent market liquidity conditions. We also maintain a certain mix of government-issued securities. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. Additionally, liquidity issues or political actions by sovereign nations could result in decreased values for our investments in certain government securities. As a result, the value or liquidity of our cash, cash equivalents and short-term investments could decline and result in a material impairment, which could have a material adverse effect on our financial condition and operating results. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

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

We have historically been the photonics industry’s high quality supplier of laser systems. We have in the past experienced decreases in the ASPs of some of our products. We anticipate that as competing products become more widely available, the ASPs of our products may decrease. If we are unable to offset the anticipated decrease in our ASPs by increasing our sales volumes, our net sales will decline. In addition, to maintain our gross margins, we must continue to reduce the cost of manufacturing our products while maintaining their high quality. From time to time, our products, like many complex technological products, may fail in greater frequency than anticipated. This can lead to further charges, which can result in higher costs, lower gross margins and lower operating results. Furthermore, as ASPs of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our operating results could be seriously harmed, particularly if the ASPs of our products decrease significantly.

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

For the three and six months ended April 3, 2010, 71% and 69%, respectively, of our net sales were derived from customers outside of the United States. For fiscal 2009, 66% of our net sales were derived from customers outside of the United States. For fiscal years 2008 and 2007, 68% of our net sales were derived from customers outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. The majority of our foreign sales occur through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign operations and sales are subject to a number of risks, including:

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

•                  cultural and management differences;

•                  preference for locally produced products; and

•                  impairment of our shipping and other logistics.

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

If we fail to accurately forecast component and material requirements for our products, we could incur additional costs and incur significant delays in shipments, which could result in a loss of customers.

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

•                  writing off goodwill, intangible assets or other long term assets;

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

If our operations, logistics or facilities or those of our suppliers and contract manufacturers were to experience catastrophic loss, our operations would be seriously harmed.

Our operations, logistics and facilities and those of our suppliers and contract manufacturers could be subject to a catastrophic loss from fire, flood, earthquake, volcanic eruption, work stoppages, acts of war, pandemic illnesses, energy shortages, theft of assets, other natural disasters or terrorist activity. A substantial portion of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Santa Clara, California, an area with a history of seismic events. Any such loss or detrimental impact to any of our operations, logistics or facilities could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. While we have obtained insurance to cover most potential losses, after reviewing the costs and limitations associated with earthquake insurance, we have decided not to procure such insurance. We believe that this decision is consistent with decisions reached by numerous other companies located nearby. We cannot assure you that our existing insurance coverage will be adequate against all other possible losses.

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

For the three and six months ended April 3, 2010, our research and development expenses were $19.5 million (13.1% of net sales) and $34.9 million (12.8% of net sales), respectively. For our fiscal years 2009, 2008 and 2007, our research and development costs were $61.4 million (14.1% of net sales), $74.3 million (12.4% of net sales) and $74.6 million (12.4% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

Item 5. OTHER INFORMATION

On April 29, 2010 we announced that our Board of Directors authorized the Company to repurchase up to $50 million of our common stock under a stock repurchase program. The timing and size of any purchases will be subject to cash balances and general business and market conditions.  The program is authorized for 12 months.

Item 6. EXHIBITS

Exhibit No.	Description

10.1	Amendment to Union Bank Agreement dated April 29, 2010.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

Date: May 13, 2010	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2010	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment to Union Bank Agreement dated April 29, 2010.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.

‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.

**	Portions of this exhibit are redacted and confidential treatment has been requested.