Form 10-Q
period 2010-07-03
COHERENT INC
filed 2010-08-11
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2010

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on August 06, 2010 was 24,857,339.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net sales	$166,697	$98,479	$438,669	$328,289
Cost of sales	92,350	64,865	247,677	204,679
Gross profit	74,347	33,614	190,992	123,610
Operating expenses:
Research and development	18,264	15,529	53,162	45,917
Selling, general and administrative	31,584	29,223	90,727	80,813
Impairment of goodwill	—	—	—	19,286
Amortization of intangible assets	2,041	1,907	5,958	5,744
Total operating expenses	51,889	46,659	149,847	151,760
Income (loss) from operations	22,458	(13,045)	41,145	(28,150)
Other income (expense):
Interest and dividend income	274	210	1,712	2,343
Interest expense	(159)	(57)	(229)	(166)
Other—net	(300)	3,176	616	(4,678)
Total other income (expense), net	(185)	3,329	2,099	(2,501)
Income (loss) before income taxes	22,273	(9,716)	43,244	(30,651)
Provision for (benefit from) income taxes	7,869	(2,701)	16,181	173
Net income (loss)	$14,404	$(7,015)	$27,063	$(30,824)

Net income (loss) per share:
Basic	$0.58	$(0.29)	$1.09	$(1.27)
Diluted	$0.57	$(0.29)	$1.08	$(1.27)

Shares used in computation:
Basic	25,022	24,331	24,732	24,245
Diluted	25,438	24,331	25,037	24,245

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	July 3, 2010	October 3, 2009

ASSETS
Current assets:
Cash and cash equivalents	$210,351	$199,950
Restricted cash	625	—
Short-term investments	43,656	43,685
Accounts receivable—net of allowances of $1,978 and $2,147, respectively	98,355	74,235
Inventories	99,409	97,767
Prepaid expenses and other assets	49,634	38,969
Deferred tax assets	20,282	28,164
Total current assets	522,312	482,770
Property and equipment, net	91,488	98,792
Goodwill	67,518	66,967
Intangible assets, net	21,660	19,738
Other assets	82,369	85,337
Total assets	$785,347	$753,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$19	$9
Accounts payable	31,844	21,639
Income taxes payable	1,631	1,953
Other current liabilities	98,550	62,741
Total current liabilities	132,044	86,342
Long-term obligations	37	6
Other long-term liabilities	82,288	91,685
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—24,836 shares and 24,455 shares, respectively	248	244
Additional paid-in capital	196,450	188,918
Accumulated other comprehensive income	41,077	80,269
Retained earnings	333,203	306,140
Total stockholders’ equity	570,978	575,571
Total liabilities and stockholders’ equity	$785,347	$753,604

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	July 3, 2010	July 4, 2009
Cash flows from operating activities:
Net income (loss)	$27,063	$(30,824)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,707	14,368
Amortization of intangible assets	5,958	5,744
Deferred income taxes	13,922	(8,074)
Loss on disposal of property and equipment	451	496
Stock-based compensation	6,083	5,666
Excess tax benefit from stock-based compensation arrangements	(619)	(10)
Impairment of goodwill	—	19,286
Non-cash restructuring and other charges	1,280	376
Other non-cash expense	74	80
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(25,633)	21,592
Inventories	(3,405)	9,283
Prepaid expenses and other assets	(19,488)	(14,133)
Other assets	8	7,761
Accounts payable	8,927	(7,959)
Income taxes payable/receivable	565	(720)
Other current liabilities	37,181	2,838
Other long-term liabilities	(735)	(7,222)
Net cash provided by operating activities	68,339	18,548

Cash flows from investing activities:
Purchases of property and equipment	(10,117)	(17,723)
Proceeds from dispositions of property and equipment	753	1,603
Purchases of available-for-sale securities	(99,628)	(85,642)
Proceeds from sales and maturities of available-for-sale securities	97,149	50,364
Acquisition of businesses	(20,745)	—
Investment in SiOnyx	(2,000)	—
Change in restricted cash	(625)	2,521
Net cash used in investing activities	(35,213)	(48,877)

Cash flows from financing activities:
Short-term borrowings	—	7
Short-term repayments	—	(7)
Repayment of capital lease obligations	(14)	(6)
Cash overdrafts decrease	—	(357)
Issuance of common stock under employee stock option and purchase plans	19,416	4,674
Repurchase of common stock	(16,752)	—
Net settlement of restricted common stock	(1,193)	1
Excess tax benefits from stock-based compensation arrangements	619	10
Net cash provided by financing activities	2,076	4,322
Effect of exchange rate changes on cash and cash equivalents	(24,801)	(5,488)
Net increase (decrease) in cash and cash equivalents	10,401	(31,495)
Cash and cash equivalents, beginning of period	199,950	213,826
Cash and cash equivalents, end of period	$210,351	$182,331
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$206	$146
Income taxes	$9,263	$17,833
Cash received during the period for:
Income taxes	$5,938	$8,136

Non-cash investing and financing activities:
Unpaid property and equipment	$784	$1,182

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Coherent, Inc. (referred to herein as the “Company,” “we,” “our,” “us” or “Coherent”) consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended October 3, 2009. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods presented therein. Our fiscal year ends on the Saturday closest to September 30 and our third fiscal quarters include 13 weeks of operations in each fiscal year presented. Fiscal years 2010 and 2009 include 52 and 53 weeks, respectively.

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

In 2008, the FASB issued new requirements regarding the determination of the useful lives of intangible assets and accounting for acquired defensive assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible; an entity needs to consider its own historical experience adjusted for entity specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options.  Defensive assets should be assigned useful lives based on the period during which the asset would diminish in value.  We adopted this guidance for our fiscal year beginning October 4, 2009 and it is being applied prospectively to intangible assets as we make acquisitions.

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

Recently Issued Accounting Pronouncements

In July 2010, the FASB issued an accounting standard update defining a milestone and determining what criteria must be met to apply the milestone method of revenue recognition for research or development transactions.  The update provides guidance on the criteria which must be met to determine if the milestone method of revenue recognition is appropriate, whether a milestone is substantive and the disclosures that must be made if the method is elected. This standard should be applied on a prospective basis for milestones reached in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with earlier adoption permitted. If early adoption is elected and the period of adoption is not the beginning of the Company’s fiscal year, the amendments should be applied retrospectively from the beginning of the year of adoption.  We do not expect this update to have a significant impact on our consolidated financial position, results of operations and cash flows.

In September 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables. This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction and provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. We will adopt this standard on a prospective basis for revenue arrangements entered into or materially modified in our fiscal year beginning October 3, 2010. We do not expect this update to have a significant impact on our consolidated financial position, results of operations and cash flows.

3.     BUSINESS COMBINATIONS

Beam Dynamics, Inc.

On April 29, 2010, we acquired Beam Dynamics, Inc. for $5.9 million in cash as allocated below and $0.3 million in deferred compensation related to an employment contract, which will be recognized in expense as earned. Beam Dynamics manufactures flexible laser cutting tools for the materials processing market. Beam Dynamics has been included in our Commercial Lasers and Components segment.

Our preliminary allocation of the purchase price is as follows (in thousands):

Tangible assets	$1,132
Goodwill	3,841
Intangible assets:
Existing technology	2,130
In-process R&D	650
Customer lists	360
Trade name	140
Order backlog	30
Non-compete agreements	10
Liabilities assumed	(2,371)
Total	$5,922

The goodwill recognized from this acquisition resulted primarily from access to anticipated growth in the laser tool market and was included in our Commercial Lasers and Components segment.  None of the goodwill from this purchase is deductible for tax purposes.

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with authoritative guidance. The identifiable intangible assets are being amortized over their respective useful lives of one to six years.

In-process research and development (“IPR&D”) consists of three development projects that have not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence.

We expensed $0.2 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations for the nine months ended July 3, 2010.

Results of operations for the business have been included in our consolidated financial statements subsequent to the date of acquisition, and have not been presented on a pro forma basis as the revenue and loss from operations are not material to our consolidated results. Pro forma results of operations in accordance with authoritative guidance for prior periods have not been presented because the effect of the acquisition was not material to our prior period consolidated financial results.

As of July 3, 2010, we had $0.6 million remaining in an escrow account that will be applied towards remaining closing costs for the acquisition and payments to the shareholders. The amount is included in current restricted cash on our consolidated balance sheet.

StockerYale, Inc.

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

We expensed $0.2 million of acquisition-related costs incurred as selling, general and administrative expenses in our consolidated statements of operations for the nine months ended July 3, 2010.

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

4.     FAIR VALUES

Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. As of and during the three and nine months ended July 3, 2010, we did not have any assets or liabilities valued based on Level 3 valuations and we had no assets or liabilities that transferred in or out of Level 1 or Level 2 valuation.

Financial assets and liabilities measured at fair value as of July 3, 2010 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)

Money market fund deposits (1)	$34,279	$—	$34,279
Certificates of deposit (2)	—	100,201	100,201
U.S. and international government obligations (3)	—	89,169	89,169
Corporate notes and obligations (4)	—	9,089	9,089
Commercial paper (5)	—	2,999	2,999
Foreign currency contracts (6)	—	588	588
Total net assets measured at fair value	$34,279	$202,046	$236,325

(1)          Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)          Includes $90,918 recorded in cash and cash equivalents and $9,283 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(3)          Includes $64,885 recorded in cash and cash equivalents and $24,284 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(4)          Included in short-term investments on the Condensed Consolidated Balance Sheet.

(5)          Includes $1,999 in cash and cash equivalents and $1,000 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(6)          Includes $739 recorded in prepaid expenses and other assets and $151 recorded in other current liabilities on the Condensed Consolidated Balance Sheet.

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

(3)          Includes $9,599 recorded in cash and cash equivalents and $38,171 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

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

5.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

All derivatives, whether designated in hedging relationships or not, are recorded on the condensed consolidated balance sheet at fair value. We enter into foreign exchange forward contracts to minimize the risks of foreign currency fluctuation of specific assets and liabilities on the balance sheet; these are not designated as hedging instruments.

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

For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).

The outstanding U.S. Dollar notional amounts of hedge contracts, with maximum maturities of 2 months, are as follows (in thousands):

	July 3, 2010	October 3, 2009
Foreign currency hedge contracts
Purchase
Euro	$21,688	$22,784
Other currencies	6,522	415
Sell	(8,111)	(7,779)
Net	$20,099	$15,420

The fair value of our derivative instruments are included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets; such amounts were not material as of July 3, 2010 and October 3, 2009.

The amounts of non-designated derivative instruments’ gains and losses in the Condensed Consolidated Statements of Operations for the three months and nine months ended July 3, 2010 and July 4, 2009 are as follows (in thousands):

	Amount of Gain or (Loss) Recognized in
	Income on Derivatives
	Three Months Ended July 3, 2010	Nine Months Ended July 3, 2010
Derivatives not designated as hedging instruments
Foreign exchange contracts	$(1,153)	$(2,164)

	Amount of Gain or (Loss) Recognized in
	Income on Derivatives
	Three Months Ended July 4, 2009	Nine Months Ended July 4, 2009
Derivatives not designated as hedging instruments
Foreign exchange contracts	$(576)	$1,150

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	July 3, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$210,976	$—	$—	$210,976
Less: restricted cash	(625)			(625)
	$210,351			$210,351
Short-term investments:
Available-for-sale securities:
Commercial paper	$1,000	$—	$—	$1,000
Certificates of deposit	9,283	—	(1)	9,282
U.S. and international government obligations	24,283	3	(2)	24,284
Corporate notes and obligations	9,075	16	(1)	9,090
Total short-term investments	$43,641	$19	$(4)	$43,656

	October 3, 2009
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$199,949	$1	$—	$199,950
Short-term investments:
Available-for-sale securities:
Commercial paper	$3,000	$—	$—	$3,000
Certificates of deposit	2,451	12	—	2,463
U.S. Treasury and agency obligations	38,152	19	—	38,171
Corporate notes and obligations	53	—	(2)	51
Total short-term investments	$43,656	$31	$(2)	$43,685

Substantially all of our available-for-sale investments in debt securities as of July 3, 2010 and October 3, 2009 were due in less than one year.

During the three and nine months ended July 3, 2010, we received proceeds totaling $7.1 million and $28.4 million, respectively,  from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively. During the three and nine months ended July 4, 2009,  we received proceeds totaling $20.5 million and $39.1 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively.

At July 3, 2010, $0.6 million of cash was restricted for remaining closing costs for the Beam Dynamics acquisition and payments to former shareholders.

U.S. Treasury and agency and international government obligations:  The unrealized losses on our investments in U.S. Treasury and agency and international government obligations were caused by interest rate increases. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at July 3, 2010.

Corporate notes and obligations:  The unrealized losses on our investments in corporate notes and obligations at July 3, 2010 and October 3, 2009 are attributable to change in interest rates and not credit quality.

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

The reporting units we evaluated for goodwill impairment were determined to be the same as our operating segments and included Commercial Lasers and Components (“CLC”) and Specialty Lasers and Systems (“SLS”).  We determined the fair value of our reporting units for the Step 1 test using a weighting of the Income (discounted cash flow), Market and Transaction approach valuation methodologies. Management completed and reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was required only for the CLC reporting unit. Our preliminary analysis indicated that the entire balance of the goodwill in the CLC reporting unit at that date was impaired and we recorded a non-cash goodwill impairment charge of $19.3 million in the first quarter of fiscal 2009.  During the three months ended April 4, 2009, we completed the Step 2 analysis for the CLC reporting unit at December 27, 2008 and determined that the entire balance of goodwill in the CLC reporting unit at that date was impaired.  The estimated fair value of our SLS reporting unit exceeded its carrying value so no further impairment analysis was required for this reporting unit.

During the nine months ended July 3, 2010, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from October 3, 2009 to July 3, 2010 are as follows (in thousands):

	Commercial Lasers and Components	Specialty Lasers and Systems	Total
Balance as of October 3, 2009	$—	$66,967	$66,967
Additions	6,421	—	6,421
Translation adjustments and other	(57)	(5,813)	(5,870)
Balance as of July 3, 2010	$6,364	$61,154	$67,518

Components of our amortizable intangible assets are as follows (in thousands):

	July 3, 2010			October 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$54,901	$(41,224)	$13,677	$54,477	$(39,220)	$15,257
Patents	9,075	(8,387)	688	10,440	(8,975)	1,465
Order backlog	4,997	(4,593)	404	5,015	(5,002)	13
Customer lists	8,624	(4,230)	4,394	5,421	(3,763)	1,658
Trade name	3,498	(2,402)	1,096	3,833	(2,488)	1,345
Production know-how	910	(200)	710	—	—	—
Non-compete agreement	1,559	(1,518)	41	1,590	(1,590)	—
In-process research & development	650	—	650
Total	$84,214	$(62,554)	$21,660	$80,776	$(61,038)	$19,738

Amortization expense for intangible assets for the nine months ended July 3, 2010 and July 4, 2009 was $6.0 million and $5.7 million, respectively. At July 3, 2010, estimated amortization expense for the remainder of fiscal 2010, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2010 (remainder)	$2,189
2011	7,259
2012	4,770
2013	3,070
2014	2,024
2015	1,327
Thereafter	1,021
Total	$21,660

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	July 3, 2010	October 3, 2009
Purchased parts and assemblies	$33,239	$30,945
Work-in-process	34,550	30,680
Finished goods	31,620	36,142
Total inventories	$99,409	$97,767

Prepaid expenses and other assets consist of the following (in thousands):

	July 3, 2010	October 3, 2009
Prepaid and refundable income taxes	$14,255	$22,041
Prepaid expenses and other	35,379	16,928
Total prepaid expenses and other assets	$49,634	$38,969

Other assets consist of the following (in thousands):

	July 3, 2010	October 3, 2009
Assets related to deferred compensation arrangements	$21,503	$21,629
Deferred tax assets	55,994	60,819
Other assets	4,872	2,889
Total other assets	$82,369	$85,337

On June 8, 2010, we invested $2.0 million in SiOnyx, Inc., a privately-held company focused on shallow junction photonics, used to enhance the performance of light sensing devices used in consumer, industrial, medical and defense related applications using black silicon processing. The investment is included in other assets and is being carried on a cost basis.

Other current liabilities consist of the following (in thousands):

	July 3, 2010	October 3, 2009
Accrued payroll and benefits	$30,089	$19,967
Deferred income	14,456	14,424
Reserve for warranty	12,205	10,211
Accrued expenses and other	9,539	9,918
Other taxes payable	23,206	4,361
Accrued restructuring charges	2,752	1,652
Customer deposits	6,303	2,208
Total other current liabilities	$98,550	$62,741

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

During the second quarter of fiscal 2009, we announced our plans to close our facilities in Tampere, Finland and St. Louis, Missouri. The closure of our St. Louis site was completed in the fourth quarter of fiscal 2009.  The closure of our Finland site was scheduled for completion by the end of fiscal 2010, but we decided to delay the closure by one to two quarters due to a significant increase in demand for products manufactured in Finland.  These closure plans have resulted in charges primarily for employee termination and other exit related costs associated with a plan approved by management.

Restructuring charges for the third quarter and first nine months of fiscal 2010 and 2009 are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents our current liability as accrued on our balance sheet for restructuring charges.  The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the first nine months of fiscal 2010 and 2009 (in thousands):

	Severance Related	Facilities- related Charges	Other Restructuring Costs	Total
Balance at September 27, 2008	$2,581	$19	$987	$3,587
Provisions	7,674	3,142	3,179	13,995
Payments and other	(8,615)	(2,804)	(3,428)	(14,847)
Balance at July 4, 2009	$1,640	$357	$738	$2,735

Balance at October 3, 2009	$488	$357	$807	$1,652
Provisions	1,420	17	2,335	3,772
Payments and other	(312)	(309)	(2,051)	(2,672)
Balance at July 3, 2010	$1,596	$65	$1,091	$2,752

The current year severance related costs are primarily comprised of severance pay, outplacement services, medical and other related benefits for employees being terminated due to the transition of activities out of Montreal, Canada, and Tampere, Finland. The remaining severance related restructuring accrual balance of approximately $1.6 million at July 3, 2010 is expected to result in cash expenditures through the first or second quarter of fiscal 2011. The other restructuring costs are primarily for a grant repayment liability and other exit related costs associated with a plan approved by management.

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

Components of the reserve for warranty costs during the first nine months of fiscal 2010 and 2009 were as follows (in thousands):

	Nine Months Ended
	July 3, 2010	July 4, 2009
Beginning balance	$10,211	$13,214
Additions related to current period sales	14,219	9,571
Warranty costs incurred in the current period	(11,919)	(11,701)
Accruals resulting from acquisition	160	—
Adjustments to accruals related to prior period sales	(466)	(269)
Ending balance	$12,205	$10,815

Other long-term liabilities consist of the following (in thousands):

	July 3, 2010	October 3, 2009
Long-term taxes payable	$46,443	$51,483
Deferred compensation	21,854	22,723
Deferred tax liabilities	6,254	9,651
Deferred income	1,731	2,109
Asset retirement obligations liability	1,332	1,342
Other long-term liabilities	4,674	4,377
Total other long-term liabilities	$82,288	$91,685

9.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $15.1 million of foreign lines of credit as of July 3, 2010.  At July 3, 2010, we had used $1.9 million of these available foreign lines of credit. These credit facilities were used in Europe during the third fiscal quarter of 2010 as guarantees.  In addition, our domestic line of credit includes a $40 million unsecured revolving credit account with Union Bank of California. The agreement will expire on March 31, 2012 and is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance.  No amounts have been drawn upon our domestic line of credit as of July 3, 2010.

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of our stock options granted to employees and shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended July 3, 2010 and July 4, 2009 were estimated using the following weighted-average assumptions:

	Employee Stock Option Plans				Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Expected life in years	4.5	5.6	4.6	4.2	0.5	0.5	0.5	0.5
Expected volatility	35.2%	48.0%	33.0%	48.0%	30.9%	55.9%	34.2%	46.7%
Risk-free interest rate	2.0%	2.7%	2.0%	2.0%	0.2%	0.5%	0.2%	1.0%
Expected dividends	—	—	—	—	—	—	—	—
Weighted average fair value per share	$11.41	$9.43	$8.27	$8.95	$8.09	$6.22	$6.63	$6.72

Stock Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the Condensed Consolidated Statements of Operations for the three and nine months ended July 3, 2010 and July 4, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Cost of sales	$233	$200	$708	$660
Research and development	309	249	862	683
Selling, general and administrative	1,650	1,039	4,834	4,260
Income tax benefit	(602)	(120)	(1,422)	(1,110)
	$1,590	$1,368	$4,982	$4,493

During the three and nine months ended July 3, 2010, $0.2 million and $0.7 million was capitalized into inventory for all stock plans, $0.2 million and $0.7 million was amortized to cost of sales and $0.3 million remained in inventory at July 3, 2010. During the three and nine months ended July 4, 2009, $0.2 million and $0.6 million, respectively, for all stock plans was capitalized into inventory, $0.2 million and $0.7 million, respectively, was amortized to cost of sales and $0.3 million remained in inventory at July 4, 2009.  Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At July 3, 2010, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $12.0 million, net of estimated forfeitures of $1.6 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.

At July 3, 2010, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.4 million, which will be recognized over the offering period.

The cash flows resulting from excess tax benefits (tax benefits related to the excess of tax deduction resulting from an employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the first nine months of fiscal 2010 and fiscal 2009, we recorded an immaterial amount of excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Plans (in thousands, except per share amounts and weighted average remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at October 4, 2009	2,494	$29.44
Granted	476	26.59
Exercised	(568)	26.71
Forfeitures	(34)	24.62
Expirations	(35)	31.95
Outstanding at July 3, 2010	2,333	$29.56	3.9	$9,442

Vested and expected to vest at July 3, 2010	2,293	$29.63	3.8	$9,133

Exercisable at July 3, 2010	1,553	$31.83	2.8	$2,914

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock at the end of the reporting period.  There were approximately 1.9 million outstanding options that were in-the-money as of July 3, 2010.  The aggregate intrinsic value of options exercised under the Company’s stock plans for the three and nine months ended July 3, 2010 were $0.8 million and $2.9 million, respectively, determined as of the date of option exercise. There were no options exercised during the third fiscal quarter of 2009. During the nine months ended July 4, 2009, the aggregate intrinsic value of options exercised under the Company’s stock plans was $0.1 million, determined as of the date of option exercise.

The following table summarizes our restricted stock award and restricted stock unit activity for the first nine months of fiscal 2010 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested stock at October 3, 2009	357	$25.66
Granted	245	26.73
Vested	(102)	25.90
Forfeited	(16)	23.70
Nonvested stock at July 3, 2010	484	$26.21

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

Income Tax Audits—The Internal Revenue Service (“IRS”) has reviewed and accepted the examination report for the audits of our 2003 and 2004 U.S. federal tax returns and this matter is now closed.  We had previously agreed to various adjustments proposed by the IRS in its Notices of Proposed Adjustments (“NOPAs”) to these returns and there were no additional adjustments prior to the IRS concluding the audits and accepting the examination report.  The IRS has indicated that it may consider an audit of our 2005 and 2006 tax returns.  The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We received a NOPA from the IRS in October 2008 to decrease the amount of research and development credits generated in years 2000 and 2001.  We responded to this NOPA and we are disputing the adjustment with the IRS through the appeals process available to us.

In the current quarter, the German tax authorities have concluded the audit of our subsidiary in Gottingen for the tax years 1999 through 2001.  As a result of the audit settlement, there is a release of income tax reserves under ASC 740, “Income Taxes,” (formerly FIN 48) net of the tax audit assessment and the amount was not material.  The German tax authorities are still conducting an audit of this subsidiary for the tax years 2002 through 2005.

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

12.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Net income (loss)	$14,404	$(7,015)	$27,063	$(30,824)

Other comprehensive income (loss):
Translation adjustment	(18,907)	13,858	(39,190)	(6,740)
Net gain (loss) on derivative instruments, net of taxes	1	2	(8)	6
Changes in unrealized gains on available-for-sale securities, net of taxes	7	—	6	4
Other comprehensive income (loss), net of tax	(18,899)	13,860	(39,192)	(6,730)
Comprehensive income (loss)	$(4,495)	$6,845	$(12,129)	$(37,554)

The following summarizes activity in accumulated other comprehensive loss related to derivatives, net of income taxes, held by us (in thousands):

Balance, September 27, 2008	$(93)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	6
Balance, July 4, 2009	$(87)

Balance, October 3, 2009	$(85)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	6
Balance, July 3, 2010	$(79)

Accumulated other comprehensive income (net of tax) at July 3, 2010 is comprised of accumulated translation adjustments of $41.2 million and a net loss on derivative instruments of $0.1 million. Accumulated other comprehensive income (net of tax) at October 3, 2009 is comprised of accumulated translation adjustments of $80.3 million and net loss on derivative instruments of $0.1 million.

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

The following table presents information necessary to calculate basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Weighted average shares outstanding —basic (1)	25,022	24,331	24,732	24,245
Dilutive effect of employee stock awards	416	—	305	—
Weighted average shares outstanding—diluted	25,438	24,331	25,037	24,245

Net income (loss)	$14,404	$(7,015)	$27,063	$(30,824)

Net income (loss) per basic share	$0.58	$(0.29)	$1.09	$(1.27)
Net income (loss) per diluted share	$0.57	$(0.29)	$1.08	$(1.27)

(1)   Net of restricted stock

A total of 299,925 and 1,710,047 potentially dilutive securities have been excluded from the dilutive share calculation for the three and nine months ended July 3, 2010, respectively, as their effect was anti-dilutive. As the Company incurred a net loss for the third quarter and first nine months of fiscal 2009, all potentially dilutive securities from stock options, employee stock purchase plan and restricted stock awards have been excluded from the diluted net loss per share computation as their effects were deemed anti-dilutive.

14.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Interest and dividend income	$274	$210	$1,712	$2,343
Interest expense	(159)	(57)	(229)	(166)
Foreign exchange gain (loss)	(107)	503	(383)	(801)
Gain (loss) on investments, net	(341)	2,259	819	(5,761)
Other—net	148	414	180	1,884
Other income (expense), net	$(185)	$3,329	$2,099	$(2,501)

15.  STOCK REPURCHASES

On April 29, 2010, we announced that the Board of Directors had authorized the repurchase of up to $50 million of our common stock.  During the quarter ended July 3, 2010, we repurchased and retired 476,910 shares of outstanding common stock at an average price of $35.10 per share for a total of $16.7 million, excluding expenses.  Such repurchases were accounted for as a reduction in additional paid in capital. At July 3, 2010, $33.3 million of shares remain authorized for repurchase under our current stock repurchase program. The timing and size of any purchases will be subject to market conditions. The program is authorized for 12 months.

16.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our estimated effective tax rate for the three months and nine months ended July 3, 2010 was 35.3% and 37.4%, respectively.  Our effective tax rates for the three months and nine months ended July 3, 2010 were both higher than the statutory rate of 35% primarily due to permanent differences related to deemed dividend inclusions under the Subpart F tax rules, adjustments related to remitted foreign earnings and losses of a foreign subsidiary for which no tax benefit may be available.  These amounts are partially offset by the benefit of foreign tax credits, a release of income tax reserves under ASC 740 net of tax audit assessments, income subject to foreign tax rates that are lower than U.S. tax rates, an unrealized gain on life insurance policy investments related to our deferred compensation plan and research and development credits.

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

As of July 3, 2010, the total amount of gross unrecognized tax benefits was $53.3 million, of which $31.1 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefits were classified as other long-term liabilities in the condensed consolidated balance sheets.

Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of July 3, 2010, the total amount of gross interest and penalties accrued was $6.6 million, which is classified as other long-term liabilities in the condensed consolidated balance sheets.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 1999 are closed. The IRS has reviewed and accepted the examination report for the audits of our 2003 and 2004 U.S. federal tax returns and this matter is now closed.  There were no additional adjustments other than those previously agreed to within NOPAs associated with those returns.  The statute remains open for these years as there are attributes being carried forward from these years to future years.  The IRS is auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future years.  We responded to a NOPA issued by the IRS in October 2008 to decrease the amount of research and development credits generated in 2000 and 2001 and we are disputing the proposed adjustment with the IRS through the appeals process available to us.  The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns. In our major state jurisdiction and our major foreign jurisdiction, the years subsequent to 1998 and 2001, respectively, remain open and could be subject to examination by the taxing authorities.

Management believes that it has adequately provided for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in our tax audits be resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is highly uncertain, we do not believe it is reasonably possible that our unrecognized tax benefits would materially change. Within the next 12 months, we anticipate a lapse in the statute of limitations which could result in a release of interest expense accrued under ASC 740and this amount is not material.

The “Worker, Homeownership and Business Assistance Act of 2009” was enacted on November 6, 2009.  Under the Act, businesses with net operating losses for 2008 and 2009 may carry back those losses for up to five years.  The Company has carried back losses incurred in fiscal 2009 in accordance with this new legislation and this tax law change has minimal financial statement impact.

Deferred Income Taxes

As of July 3, 2010, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $75.5 million, which consists of tax credit carryovers, deferred gain on subsidiary stock issuance, accruals and reserves, competent authority offset to transfer pricing tax reserve, employee stock-based compensation expenses, depreciation and amortization, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $6.8 million reported as of July 3, 2010.  We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

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

The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Net sales:
Commercial Lasers and Components	$58,261	$28,061	$146,856	$96,269
Specialty Laser Systems	108,411	70,393	291,738	231,945
Corporate and other	25	25	75	75
Total net sales	$166,697	$98,479	$438,669	$328,289

Income (loss) from operations:
Commercial Lasers and Components	$3,667	$(7,495)	$368	$(38,771)
Specialty Laser Systems	26,802	2,961	63,468	24,586
Corporate and other	(8,011)	(8,511)	(22,691)	(13,965)
Total income (loss) from operations	$22,458	$(13,045)	$41,145	$(28,150)

18.  SUBSEQUENT EVENTS

On July 21, 2010 we completed the sale of our facility in Tampere, Finland and entered into an agreement to lease back the facility while we complete building adequate buffer stock for the transition of operations from that facility to our facility in Sunnyvale, California. We expect to recognize a loss of approximately $3.5 to $4.0 million on the sale in the fourth fiscal quarter.

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

OUR STRATEGY

We strive to develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our core expertise in lasers and optical technologies. In pursuit of our strategy, we intend to:

•      Leverage our technology portfolio and application engineering to lead the proliferation of photonics into broader markets—We will continue to identify opportunities in which our technology portfolio and application engineering can be used to offer innovative solutions and gain access to new markets. We plan to utilize our expertise to expand into new markets, such as laser-based processing development tools for solar manufacturing and high power materials processing solutions.

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

Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (see Note 7 in the Notes to Condensed Consolidated Financial Statements). We perform our annual impairment tests during the fourth quarter of each fiscal year using the opening balance sheet as of the first day of the fourth quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year.

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

During the nine months ended July 3, 2010, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.

At July 3, 2010, we had $67.5 million of goodwill, $91.5 million of property and equipment and $21.7 million of purchased intangible assets on our condensed consolidated balance sheet.

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

The “Worker, Homeownership and Business Assistance Act of 2009” was enacted on November 6, 2009.  Under the Act, businesses with net operating losses for 2008 and 2009 may carry back those losses for up to five years.  The Company has carried back losses incurred in fiscal 2009 in accordance with this new legislation and this tax law change has had minimal financial statement impact.

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Three Months Ended
	July 3, 2010	July 4, 2009	Change	% Change
	(Dollars in thousands)

Bookings	$180,570	$88,647	$91,923	103.7%
Net sales—Commercial Lasers and Components	$58,261	$28,061	$30,200	107.6%
Net sales—Specialty Lasers and Systems	$108,411	$70,393	$38,018	54.0%
Gross profit as a percentage of net sales—Commercial Lasers and Components	38.4%	25.7%	12.7%	49.4%
Gross profit as a percentage of net sales—Specialty Lasers and Systems	48.1%	37.8%	10.3%	27.2%
Research and development as a percentage of net sales	11.0%	15.8%	(4.8)%	(30.4)%
Income (loss) before income taxes	$22,273	$(9,716)	$31,989	329.2%
Net cash provided by operating activities	$22,160	$11,021	$11,139	101.1%
Days sales outstanding in receivables	53.1	68.7	(15.6)	(22.7)%
Annualized inventory turns	3.7	2.4	1.3	54.2%
Capital spending as a percentage of net sales	2.6%	3.6%	(1.0)%	(27.8)%

	Nine Months Ended
	July 3, 2010	July 4, 2009	Change	% Change
	(Dollars in thousands)

Bookings	$503,477	$285,809	$217,668	76.2%
Net sales—Commercial Lasers and Components	$146,856	$96,269	$50,587	52.5%
Net sales—Specialty Lasers and Systems	$291,738	$231,945	$59,793	25.8%
Gross profit as a percentage of net sales—Commercial Lasers and Components	36.5%	26.4%	10.1%	38.3%
Gross profit as a percentage of net sales—Specialty Lasers and Systems	47.3%	42.5%	4.8%	11.3%
Research and development as a percentage of net sales	12.1%	14.0%	(1.9)%	(13.6)%
Income (loss) before income taxes	$43,244	$(30,651)	$73,895	241.1%
Net cash provided by operating activities	$68,339	$18,548	$49,791	268.4%
Capital spending as a percentage of net sales	2.3%	5.4%	(3.1)%	(57.4)%

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

All four of our markets continued to show signs of recovery in the first three quarters of fiscal 2010, led by a significant increase in the microelectronics market. Third fiscal quarter bookings increased 103.7% from the same quarter one year ago, with increases in all four markets.

Microelectronics

Microelectronics bookings increased 235% compared to the same quarter one year ago and increased 2% from record bookings in the second quarter of fiscal 2010.

Bookings for semiconductor capital equipment reflect the broader trend in the market and have increased more than 200% compared to the same quarter a year ago.  Given the product mix, part of the demand will relieve short-term integrated circuit shortages.  We are also taking orders for advanced nodes to support new products, which should continue into fiscal 2011.

Advanced packaging orders increased more than 60% sequentially and 250% compared to the prior year period. The activity in the light-emitting diode (LED) market has been strong and we believe approximately ten new fabs will be opening this year to satisfy demand for LED televisions and lighting. We have also secured several key design wins for silicon singulation and scribing, which will contribute to future bookings and revenues.  The continued growth in mobile communications and computing (i.e., smartphones) is driving orders for via drilling, while overall consumer electronics growth is benefitting laser sales to direct imaging applications.

Orders for flat panel display (“FPD”) manufacturing were lower following a record-setting second quarter of fiscal 2010, but we remain optimistic about the customer demand for our product offerings in this space.  The number of small format active-matrix organic light-emitting diodes (“AMOLED”)s used in smartphones have grown by more than 50% in the past year and are poised for more growth.  Our excimer laser annealing systems were used to produce the overwhelming majority of these displays.  Despite the success of OLEDs, LCDs remain a force in the marketplace due to products like Apple’s® iPhone™ and iPad™.  The continued adoption of these and similar products will require further capacity buildouts. We also provide lasers used to make light guide panels for LED TVs, to seal OLED displays, to create touchscreen sensitivity, and different solutions to cut glass.  These applications accounted for the bulk of our FPD bookings in the third quarter of fiscal 2010.

Our first set of Equinox™ solar tools have been installed and are in production mode.  We have engaged with other customers and have received the first development tool orders.

Materials Processing

Materials processing orders increased 120% compared to the same quarter one year ago and increased 20% from the second quarter of fiscal 2010.

Low end marking and engraving utilizing CO2 lasers led the materials processing recovery over the last few quarters.  This trend continued in the third quarter of fiscal 2010 for the textile and leather market. We are now seeing the first signs of recovery in high-end marking and engraving with China accounting for much of this growth through direct sales or imports.

We have not yet seen signs of sustainable recovery in the macro market. Nonetheless, we have made inroads with our newly released E-1000 CO2 laser. We have delivered lasers that will be used for 3D, robotic cutting of automotive interiors, which is a sizable market.  The combination of performance and footprint was pivotal in capturing this opportunity.  We are also fielding strong interest from flatbed cutting customers that constitute another large market.

We completed the Beam Dynamics acquisition in April and the move of those operations to our Santa Clara facility was finished in July 2010.  We are starting to take orders and look forward to bringing this innovative and cost-effective solution to the broader market.

OEM Components and Instrumentation

OEM Components and Instrumentation orders increased 81% compared to the same quarter one year ago and increased 30% from the second quarter of fiscal 2010.

The continued increase in elective ophthalmic and aesthetic procedures led to higher orders in the third quarter of fiscal 2010 for both lasers used in refractive surgery and lasers for non-refractive ophthalmology.  We are also monitoring some new techniques that hold promise to improve treatment of certain eye diseases including diabetic retinopathy, a disease that is on the rise around the world. If these techniques work, they would represent a significant breakthrough in photocoagulation therapy.

The life sciences market is enjoying significant investment, especially in Asia, which has led to a meaningful increase in instrumentation bookings.  The underlying product trends are favoring higher power/higher ASP lasers that are differentiated compared to competitive offerings.  We are also seeing greater interest in beam shaping optics that enhance detection sensitivity, thereby boosting performance.

Scientific and Government Programs

Scientific and government programs orders increased 15% compared to the same quarter one year ago, but decreased 3% from the second quarter of fiscal 2010.

With stimulus funds nearly exhausted, scientific bookings are reverting to pre-stimulus levels. Some stimulus money remains in the U.S., but it does not appear to be targeted at laser applications.  Orders for Chameleon™ lasers led all major product categories as biological imaging continued to attract research funding, especially within Asia. Recognizing this trend, we have been working with various partners to add tunable light sources to Chameleon and other ultrafast lasers that extend the spectrum of available colors.  This is enabling researchers to study new phenomena.

Net Sales

Net sales include sales of lasers, related accessories and service contracts. Net sales for the third fiscal quarter increased 107.6% in our CLC segment and increased 54.0% in our SLS segment from the same quarter one year ago. Net sales for the first nine months of fiscal 2010 increased 52.5% in our CLC segment and increased 25.8% in our SLS segment from the same period one year ago. For a more complete description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the third quarter increased from 25.7% to 38.4% in our CLC segment and increased from 37.8% to 48.1% in our SLS segment from the same quarter one year ago.  Gross profit percentage for the first nine months of fiscal 2010 increased from 26.4% to 36.5% in our CLC segment and increased from 42.5% to 47.3% in our SLS segment from the same period one year ago.  For a more complete description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased to 11.0% from 15.8% in our third fiscal quarter and to 12.1% from 14.0% for the first nine months of fiscal 2010 compared to the same periods one year ago.  For a more complete description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in working capital availability.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the third quarter of fiscal 2010 decreased 15.6 days from the same quarter one year ago primarily due to significantly improved collections, particularly in Japan and Europe, and fewer longer term receivables in Japan.

Annualized Inventory Turns

We calculate annualized inventory turns as the cost of sales during the quarter multiplied by four and then divided by net inventories at the end of the period. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the third quarter of fiscal 2010 increased by 1.3 from the same quarter one year ago primarily due to increased sales volumes and reduced inventories due to site consolidations, increases in outsourcing and other inventory reduction programs.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage decreased to 2.6% for the third quarter from 3.6% in the third quarter of fiscal 2009 and to 2.3% from 5.4% for the first nine months of fiscal 2010 primarily due to higher sales volumes net of the purchase of assets in support of a more effective business model for our semiconductor business and building investments related to our facilities consolidation and relocation programs in fiscal 2009.

SIGNIFICANT EVENTS

During the three months ended December 27, 2008, our stock price declined substantially, which combined with expectations of declines in forecasted operating results due to the slowdown in the global economy, led the Company to conclude that a triggering event for review for potential goodwill impairment had occurred.  Accordingly, as of December 27, 2008, we performed an interim goodwill impairment evaluation. The performance of this test is a two-step process.  Management reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was required only for the CLC reporting unit. Our preliminary analysis indicated that the entire balance of the goodwill in the CLC reporting unit at that date was impaired and we recorded a non-cash goodwill impairment charge of $19.3 million in the first quarter of fiscal 2009.  During the three months ended April 4, 2009, we completed the Step 2 analysis for the CLC reporting unit at December 27, 2008 and determined that the entire balance of goodwill in the CLC reporting unit at that date was impaired.  The estimated fair value of our SLS reporting unit exceeded its carrying value so no further impairment analysis was required for this reporting unit. During the nine months ended July 3, 2010, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.

We initiated the planning phase of a multiyear project, with a targeted completion date of September 2010, to exit our epitaxial growth facility in Tampere, Finland and establish enhanced capabilities in Sunnyvale, California. We decided to delay the closure by one to two quarters due to a significant increase in demand for our products manufactured in Finland. We completed the consolidation of the remainder of our Munich facility into our Göttingen site during the third quarter of fiscal 2009. During the second quarter of fiscal 2009, we substantially completed the transition of our optics manufacturing assets from Auburn, California to REO, and announced that we would be exiting our facility in St. Louis, Missouri. We completed the exit from St. Louis, Missouri in the fourth quarter of fiscal 2009.

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

On April 29, 2010 we announced that our Board of Directors authorized the Company to repurchase up to $50 million of our common stock under a stock repurchase program. In the third quarter of fiscal 2010, we repurchased and retired 476,910 shares of outstanding common stock for a total of $16.7 million, net of expenses. The timing and size of any purchases will be subject to cash balances and general business and market conditions.  The program is authorized for 12 months.

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

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.4%	65.9%	56.5%	62.3%
Gross profit	44.6%	34.1%	43.5%	37.7%
Operating expenses:
Research and development	11.0%	15.8%	12.1%	14.0%
Selling, general and administrative	18.9%	29.7%	20.7%	24.6%
Impairment of goodwill	—%	—%	—%	5.9%
Amortization of intangible assets	1.2%	1.9%	1.4%	1.7%
Total operating expenses	31.1%	47.4%	34.2%	46.2%
Income (loss) from operations	13.5%	(13.3)%	9.3%	(8.5)%
Other income (net)	(0.1)%	3.4%	0.6%	(0.8)%
Income (loss) before income taxes	13.4%	(9.9)%	9.9%	(9.3)%
Provision for (benefit from) income taxes	4.8%	(2.8)%	3.7%	0.1%
Net income (loss)	8.6%	(7.1)%	6.2%	(9.4)%

Net income for the third quarter of fiscal 2010 was $14.4 million ($0.57 per diluted share) including $0.8 million of after-tax restructuring costs and $1.6 million of after-tax stock-related compensation expense.  Net loss for the third quarter of fiscal 2009 was $7.0 million ($0.29 per share) including $3.4 million of after-tax restructuring costs, $1.4 million of after-tax stock-related compensation expense and $0.1 million of after-tax costs related to litigation resulting from our internal stock option investigation.  Net income for the first nine months of fiscal 2010 was $27.1 million ($1.08 per diluted share) including $2.6 million of after-tax restructuring costs, $5.0 million of after-tax stock-related compensation expense and $1.4 million net after-tax benefit related to a receipt from the settlement of litigation resulting from our internal stock option investigation.  Net loss for the first nine months of fiscal 2009 was $30.8 million ($1.27 per share) including a charge for goodwill impairment of $19.3 million, $10.4 million of after-tax restructuring costs, $4.5 million of after-tax stock-related compensation expense, a $2.7 million tax expense due to a change in state tax law and $0.7 million of after-tax costs related to litigation resulting from our internal stock option investigation.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	July 3, 2010		July 4, 2009
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$69,583	41.7%	$30,349	30.8%
OEM components and instrumentation	40,101	24.1%	25,342	25.8%
Materials processing	23,317	14.0%	12,644	12.8%
Scientific and government programs	33,696	20.2%	30,144	30.6%
Total	$166,697	100.0%	$98,479	100.0%

	Nine Months Ended
	July 3, 2010		July 4, 2009
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$161,325	36.8%	$96,048	29.3%
OEM components and instrumentation	111,408	25.4%	93,020	28.3%
Materials processing	58,371	13.3%	45,938	14.0%
Scientific and government programs	107,565	24.5%	93,283	28.4%
Total	$438,669	100.0%	$328,289	100.0%

Quarterly

Net sales for the third quarter of fiscal 2010 increased by $68.2 million, or 69%, including a decrease of $0.3 million due to the impact of foreign currency exchange rates, compared to the third quarter of fiscal 2009.  Sales increased in all four markets, with the largest increase in the microelectronics market.

The increase in the microelectronics market of $39.2 million, or 129%, was primarily due to higher sales in advanced packaging, solar, semiconductor and flat panel display applications. Solar revenues were exceptionally high in the third quarter of fiscal 2010 due to a large order received in the first quarter of fiscal 2010. The increase in the OEM components and instrumentation market of $14.8 million, or 58%, was due primarily to higher shipments for flow cytometry applications and for machine vision applications due to the acquisition of certain product lines from StockerYale in the first quarter of fiscal 2010 as well as higher shipments for medical, military and graphic arts and display applications. Sales in the materials processing market increased $10.7 million, or 84%, primarily due to higher shipments for marking applications. Sales in the scientific and government programs market increased $3.6 million, or 12%, primarily due to higher demand for advanced research applications used by university and government research groups.

Year-to-date

Net sales for the first nine months of fiscal 2010 increased by $110.4 million, or 34%, including an increase of $6.6 million due to the impact of foreign currency exchange rates, compared to the first nine months of fiscal 2009.  Sales increased in all four markets, with the largest increase in the microelectronics market.

The increase in the microelectronics market of $65.3 million, or 68%, was primarily due to higher sales in advanced packaging, flat panel display, solar and semiconductor applications.  The increase in the OEM components and instrumentation market of $18.4 million, or 20%, was due primarily to higher shipments for flow cytometry applications and for machine vision applications due to the acquisition of certain product lines from StockerYale in the first quarter of fiscal 2010. Sales in the scientific and government programs market increased $14.3 million, or 15%, primarily due to higher demand for advanced research applications used by university and government research groups in part due to stimulus money. Sales in the material processing market increased $12.4 million, or 27%, primarily due to higher shipments for marking applications.

Although we continue to have a sizeable backlog of orders, current market conditions make it difficult to predict future orders.

Segments

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	July 3, 2010		July 4, 2009
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Commercial Lasers and Components (CLC)	$58,261	35.0%	$28,061	28.5%
Specialty Lasers and Systems (SLS)	108,411	65.0%	70,393	71.5%
Corporate and other	25	0.0%	25	0.0%
Total	$166,697	100.0%	$98,479	100.0%

	Nine Months Ended
	July 3, 2010		July 4, 2009
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Commercial Lasers and Components (CLC)	$146,856	33.5%	$96,269	29.3%
Specialty Lasers and Systems (SLS)	291,738	66.5%	231,945	70.7%
Corporate and Other	75	0.0%	75	0.0%
Total	$438,669	100.0%	$328,289	100.0%

Quarterly

Net sales for the third quarter of fiscal 2010 increased by $68.2 million, or 69%, compared to the third quarter of fiscal 2009, with increases of $30.2 million, or 108%, in our CLC segment and increases of $38.0 million, or 54%, in our SLS segment.

The increase in our CLC segment sales was primarily due to higher advanced packaging, materials processing and flat panel display application sales.  The increase in our SLS segment sales was primarily due to higher revenue for advanced packaging, solar, scientific, semiconductor and flat panel display applications.

Year-to-date

Net sales for the first nine months of fiscal 2010 increased by $110.4 million, or 34%, compared to the first nine months of fiscal 2009, with increases of $50.6 million, or 53%, in our CLC segment and increases of $59.8 million, or 26%, in our SLS segment.

The increase in our CLC segment sales was primarily due to higher materials processing, advanced packaging, flat panel display, machine vision and semiconductor application sales.  The increase in our SLS segment sales was primarily due to higher revenue for flat panel display, solar, microelectronics and semiconductor applications.

GROSS PROFIT

Consolidated

Our gross profit rate increased to 44.6% in the third fiscal quarter of 2010 from 34.1% and increased to 43.5% from 37.7% in the first nine months of fiscal 2010 compared to the same periods one year ago.

The third quarter 10.5% improvement in gross profit was primarily due to higher sales volumes and a lower manufacturing cost structure.  The improvement includes the benefit of a lower manufacturing cost structure as well as favorable product mix (5.6%), lower restructuring costs (2.4%), lower other costs (1.7%) related to lower inventory provisions stemming from higher sales volumes and lower warranty costs (0.7%).

The 5.8% improvement in gross profit during the first nine months of fiscal 2010 was primarily due to higher sales volumes and a lower manufacturing cost structure.  The improvement includes lower other costs (2.5%) primarily due to lower inventory provisions stemming from higher sales volumes, lower restructuring costs (2.3%), lower warranty costs (0.7%) and favorable product mix and lower manufacturing cost structure (0.4%).

Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations.

Commercial Lasers and Components

The gross profit rate in our CLC segment increased to 38.4% in the third fiscal quarter of 2010 from 25.7% and to 36.5% in the first nine months of fiscal 2010 from 26.4% compared to the same periods one year ago.

The third quarter 12.7% increase in gross profit was primarily due to favorable product cost (6.6%) due to the impact of  increased volumes and cost reduction efforts partially offset by unfavorable product mix in the materials processing and OEM components markets,  lower warranty costs (2.8%), lower restructuring costs (2.4%) and lower other costs (0.9%) primarily due to lower inventory provisions.

The 10.1% improvement in gross profit during the first nine months of fiscal 2010 was primarily due to lower other costs (4.9%) primarily due to lower inventory provisions, lower restructuring costs (3.7%) and lower warranty costs (1.9%) partially offset by unfavorable product mix in the materials processing market (0.4%).

Specialty Lasers and Systems

The gross profit rate in our SLS segment increased to 48.1% in the third fiscal quarter of 2010 from 37.8% and to 47.3% in the first nine months of fiscal 2010 from 42.5% compared to the same periods one year ago.

The third quarter 10.3% increase in gross profit was primarily due to the impact of  increased volumes and cost reduction efforts as well as favorable product mix in the microelectronics and instrumentation markets (6.1%), lower restructuring costs (2.4%) and lower other costs (2.2%) primarily due to lower inventory provisions partially offset by higher warranty costs (0.4%).

The 4.8% improvement in gross profit during the first nine months of fiscal 2010 was primarily due to lower restructuring costs (1.8%), lower other costs (1.6%) primarily due to lower inventory provisions and lower product costs (1.4%) primarily due to the impact of increased volumes and cost reduction efforts as well as favorable product mix in the microelectronics and instrumentation markets.

OPERATING EXPENSES:

	Three Months Ended
	July 3, 2010		July 4, 2009
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$18,264	11.0%	$15,529	15.8%
Selling, general and administrative	31,584	18.9%	29,223	29.7%
Impairment of goodwill	—	—	—	—
Amortization of intangible assets	2,041	1.2%	1,907	1.9%
Total operating expenses	$51,889	31.1%	$46,659	47.4%

	Nine Months Ended
	July 3, 2010		July 4, 2009
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$53,162	12.1%	$45,917	14.0%
Selling, general and administrative	90,727	20.7%	80,813	24.6%
Impairment of goodwill	—	—	19,286	5.9%
Amortization of intangible assets	5,958	1.4%	5,744	1.7%
Total operating expenses	$149,847	34.2%	$151,760	46.2%

Research and development

Quarterly

Research and development (“R&D”) expenses increased $2.7 million, or 18%, during the third fiscal quarter ended July 3, 2010 compared to the same quarter one year ago.  The third quarter increase was primarily due to higher payroll spending ($2.4 million) due to higher performance-related compensation net of lower severance-related restructuring costs and the acquisition of certain product lines from StockerYale in the first quarter of fiscal 2010 ($1.0 million) partially offset by higher net reimbursements from customers for development projects ($0.5 million) and $0.2 million lower other spending. On a quarterly segment basis as compared to the prior year period, CLC spending increased $1.9 million, primarily due to higher payroll spending, the acquisition of StockerYale, and project spending related to moving wafer production from Finland to Santa Clara. SLS research and development spending increased $0.8 million primarily due to higher payroll spending and higher spending on projects.  Corporate and other spending was flat.

Year-to-date

R&D expenses increased $7.2 million, or 16%, during the nine months ended July 3, 2010 compared to the same period one year ago. The increase for the first nine months was primarily due to the acquisition of certain product lines from StockerYale in the first quarter of fiscal 2010 ($2.3 million), higher payroll spending ($1.7 million) due to higher performance-related compensation net of lower severance-related restructuring costs, higher project spending ($1.2 million), higher charges for increases in deferred compensation plan liabilities ($0.9 million) with the related earnings for increases in deferred compensation plan assets recorded in other income (expense), the impact of foreign currency exchange rates ($0.6 million), $0.3 million higher stock-related compensation expense and $0.2 million higher other spending. On a segment basis for the first nine months of fiscal 2010 as compared to the prior year period, CLC spending increased $4.5 million, primarily due to higher project spending, the acquisition of certain product lines from StockerYale and higher payroll spending.  SLS research and development spending increased $0.8 million, primarily due to higher payroll spending and higher project spending. Corporate and other spending increased $1.9 million primarily due to higher charges for increases in deferred compensation plan liabilities and higher stock-related compensation expense.

Selling, general and administrative

Quarterly

Selling, general and administrative (“SG&A”) expenses increased $2.4 million or 8%, during the third fiscal quarter ended July 3, 2010 compared to the same quarter one year ago.  The third quarter increase in SG&A expenses was primarily due to $4.2 million higher payroll spending due to higher performance-related compensation spending and the elimination of mandatory time off net of savings from site consolidations and other restructuring activities, the acquisition of certain product lines from StockerYale ($0.7 million), $0.6 million higher stock-related compensation expense and $0.1 million lower other spending partially offset by $2.4 million lower charges for increases in deferred compensation plan liabilities with the related earnings for increases in deferred compensation plan assets recorded in other income (expense) and lower facilities related costs ($0.8 million). On a quarterly segment basis as compared to the prior year period, CLC spending increased $1.6 million primarily due to the acquisition of certain product lines from StockerYale and higher performance-related compensation spending. SLS segment expenses increased $1.2 million primarily due to higher performance-related compensation spending.  Spending for Corporate and other decreased $0.4 million primarily due to lower charges for increases in deferred compensation plan liabilities partially offset by higher performance-related compensation spending partially and higher stock-related compensation expense.

Year-to-date

SG&A expenses increased $9.9 million, or 12%, during the nine months ended July 3, 2010 compared to the same period one year ago. The increase for the first nine months was primarily due to $5.7 million higher charges due to increases in deferred compensation plan liabilities with the related earnings for increases in deferred compensation plan assets recorded in other income (expense), $4.8 million higher payroll spending due to higher performance-related compensation spending and the elimination of mandatory time off net of savings from site consolidations and other restructuring activities, the acquisition of certain product lines from StockerYale ($1.8 million), the impact of foreign currency exchange rates ($1.3 million), higher other spending ($0.8 million) and $0.5 million higher stock-related compensation expense partially offset by $3.1 million lower costs incurred for litigation resulting from our internal stock option investigation primarily due to a receipt from the settlement of the litigation and $1.9 million lower spending on facilities due to site consolidations. On a segment basis for the first nine months of fiscal 2010 as compared to the prior year period, CLC spending increased $2.7 million primarily due to the acquisition of certain product lines from StockerYale and higher payroll spending. SLS segment expenses increased $0.7 million primarily due to higher payroll spending net of savings from site consolidations.  Spending for Corporate and other increased $6.5 million primarily due to higher charges due to increases in deferred compensation plan liabilities and higher performance-related compensation spending partially offset by lower costs incurred for litigation resulting from our internal stock option investigation.

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

Amortization of intangible assets

Amortization of intangible assets increased $0.1 million in the quarter and $0.2 million in the nine months ended July 3, 2010 compared to the same periods last year.  Increases due to the acquisition of certain product lines from StockerYale and the acquisition of Beam Dynamics were offset by the completion of amortization of certain intangibles related to prior acquisitions.

OTHER INCOME (EXPENSE) — NET

Other income (expense), net of other expense, decreased $3.5 million and increased $4.6 million during the three and nine months ended July 3, 2010, respectively, compared to the same periods one year ago. The quarterly decrease was primarily due to lower gains, net of expenses, on our deferred compensation plan assets ($2.6 million) and lower foreign exchange gains ($0.6 million).  The increase for the first nine months of fiscal 2010 was primarily due to higher gains, net of expenses, on our deferred compensation plan assets ($6.6 million) and lower foreign exchange losses ($0.4 million) partially offset by lower benefit from Japan consumption tax savings ($2.0 million) as the benefit expired in the fourth quarter of fiscal 2009 and lower interest income ($0.6 million) as a result of lower rates of return net of interest on tax refunds.

INCOME TAXES

The effective tax rate for the third quarter of fiscal 2010 of 35.3% and the effective tax rate of 37.4% for the nine months ended July 3, 2010 were both higher than the statutory rate of 35% primarily due to permanent differences related to deemed dividend inclusions under the Subpart F tax rules, adjustments related to remitted foreign earnings and losses of a foreign subsidiary for which no tax benefit may be available.  These amounts are partially offset by the benefit of foreign tax credits, a release of  income tax reserves under ASC 740, “Income Taxes,” (formerly FIN 48), income subject to foreign tax rates that are lower than U.S. tax rates, an unrealized gain on life insurance policy investments related to our deferred compensation plan and research and development credits.

The difference between the statutory rate of 35% and our effective tax rate of 27.8% on income (loss) before income taxes for the third quarter of fiscal 2009 was due primarily to permanent differences related to the benefit of foreign tax credits and federal research and development tax credits, partially offset by an unrealized loss on life insurance policy investments related to our deferred compensation plan and deemed dividend inclusions under the Subpart F tax rules. The difference between the statutory rate of 35% and our effective tax rate of (0.6%) on income (loss) before income taxes for the nine months ended July 4, 2009 was due primarily to permanent differences related to the non-deductibility of the goodwill impairment charge, an increase in valuation allowance against California research and development tax credits as a result of California legislation enacted in February 2009 and certain foreign net operating loss carryforwards, an unrealized loss on life insurance policy investments related to our deferred compensation plan and deemed dividend inclusions under the Subpart F tax rules.  These amounts are partially offset by permanent differences related to the benefit of foreign tax credits and the benefit of federal research and development tax credits, including additional credits reinstated from fiscal 2008 resulting from the enactment of the “Emergency Economic Stabilization Act of 2008.”

DEFERRED INCOME TAXES

As of July 3, 2010, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $75.5 million, which consists of tax credit carryovers, deferred gain on subsidiary stock issuance, accruals and reserves, competent authority offset to transfer pricing tax reserve, employee stock-based compensation expenses, depreciation and amortization, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $6.8 million reported as of July 3, 2010.  We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Historically, our primary source of cash has been provided by operations. Other sources of cash in the past three fiscal years include proceeds received from the sale of our stock through our employee stock option and purchase plans, as well as through debt borrowings. Our historical uses of cash have primarily been for the repurchase of our common stock, capital expenditures, acquisitions of businesses and technologies and payments of principal and interest on outstanding debt obligations. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our condensed consolidated statements of cash flows and the notes to condensed consolidated financial statements:

	Nine Months Ended
	July 3, 2010	July 4, 2009
	(in thousands)
Net cash provided by operating activities	$68,339	$18,548
Sales of shares under employee stock plans	19,416	4,674
Repurchase of common stock	(16,752)	—
Capital expenditures	(10,117)	(17,723)
Net debt payments	(14)	(6)

Net cash provided by operating activities increased by $49.8 million for the first nine months of fiscal 2010 compared to the same period one year ago. The increase in cash provided by operating activities was primarily due to higher net income, higher cash flows from other current liabilities and accounts payable and higher net cash flows due to new tax legislation which allows the carry back of net operating losses for up to five years partially offset by lower cash flows from accounts receivable and inventories due to increased sales volumes. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

We intend to continue pursuing acquisition opportunities at valuations we believe are reasonable based upon market conditions as demonstrated by our acquisition of businesses from StockerYale in the first quarter of fiscal 2010 and Beam Dynamics in the third quarter of fiscal 2010. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us. We expect to fund future acquisitions through existing cash balances and cash flows from operations. If required, we will look for additional borrowings or consider the issuance of securities. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value at the time and the willingness of potential sellers to accept it as full or partial payment.

On April 29, 2010, the Company announced that the Board of Directors had authorized the Company to repurchase up to $50 million of its common stock under its stock repurchase program. The program is authorized for 12 months. In the third quarter of fiscal 2010, we repurchased and retired 476,910 shares of outstanding common stock for a total of $16.7 million, net of expenses.

During fiscal year 2008, we initiated restructuring plans to decrease costs by consolidating facilities and by reducing our workforce. As of July 3, 2010, we had made payments in connection with the restructuring plans in the amount of $20.1 million. We expect to complete payments for substantially all anticipated costs related to the restructuring plans by the first or second quarter of fiscal 2011.

Additional sources of cash available to us were multi-currency and domestic lines of credit and bank credit facilities totaling $56.1 million as of July 3, 2010, of which $53.2 million was unused and available. These credit facilities were used in Europe during the first nine months of fiscal 2010 as guarantees. Our domestic line of credit includes a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2012 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic line of credit and $1.9 million has been used of the multi-currency lines as of July 3, 2010.

Our ratio of current assets to current liabilities was 4.0:1 at July 3, 2010 compared to 5.6:1 at October 3, 2009. The decrease in our ratio from October 3, 2009 to July 3, 2010 is primarily due to increases in other current liabilities and accounts payable as well as decreases in cash due to our stock repurchase program and our fiscal 2010 acquisitions. Our cash position, short-term investments, working capital and total debt obligations are as follows:

	July 3, 2010	October 3, 2009
	(in thousands)
Cash and cash equivalents	$210,351	$199,950
Short-term investments	43,656	43,685
Restricted cash, current	625	—
Working capital	390,268	396,428
Total debt obligations	56	15

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, asset retirement obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 3, 2009. There have been no material changes in contractual obligations since October 3, 2009, with the exception of increased inventory purchases to support new customer orders. Information regarding our other financial commitments at July 3, 2010 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the first nine months of fiscal 2010 was $68.3 million, which included net income of $27.1 million, depreciation and amortization of $22.7 million, increases in net deferred tax assets of $13.9 million, stock-based compensation expense of $6.1 million and $1.1 million other partially offset by cash used by operating assets and liabilities of $2.6 million.

Cash used in investing activities during the first nine months of fiscal 2010 was $35.2 million, which included $20.8 million used to acquire certain assets of StockerYale and our acquisition of Beam Dynamics, $10.1 million used to acquire property and equipment and improve buildings, $2.5 million net purchases of available-for-sale securities, a $2.0 million investment in SiOnyx, and $0.6 million increase in restricted cash, partially offset by $0.8 million in proceeds from dispositions of property and equipment.

Cash provided by financing activities during the first nine months of fiscal 2010 was $2.1 million, which included $19.4 million generated from our employee stock option and stock purchase plans partially offset by $16.8 million used to repurchase our common stock and $0.5 million other.

Changes in exchange rates during the first nine months of fiscal 2010 used $24.8 million, primarily due to the weakening of the Euro against the U.S. dollar.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at July 3, 2010, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At July 3, 2010, the fair value of our available-for-sale debt securities was $34.4 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $19,000 and ($3,000), respectively, at July 3, 2010.

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

The following table provides information about our foreign exchange forward contracts at July 3, 2010. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at July 3, 2010 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Euro	1.2299	$(21,192)	$(21,688)
Japanese Yen	91.1400	$(6,278)	$(6,522)
British Pound	1.4786	$4,629	$4,754
Korean Won	1,233.600	$2,309	$2,317
Chinese Renminbi	6.8955	$1,021	$1,039

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of July 3, 2010 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended July 3, 2010  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Income Tax Audits

The Internal Revenue Service (“IRS”) has concluded reviewed and accepted the examination report for the audits of our 2003 and 2004 U.S. federal tax returns and this matter is now closed.  We had previously agreed to various adjustments proposed by the IRS in its Notices of Proposed Adjustments (“NOPAs”) to these returns and there were no additional adjustments prior to the IRS concluding the audits and accepting the examination report.  The IRS has indicated that it may consider an audit of our 2005 and 2006 tax returns.  The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We received a NOPA from the IRS in October 2008 to decrease the amount of research and development credits generated in years 2000 and 2001. We responded to this NOPA and we are disputing the adjustment with the IRS through the appeals process available to us.

In the current quarter, the German tax authorities have concluded the audit of our subsidiary in Gottingen for the tax years 1999 through 2001.  As a result of the audit settlement, there is a release of income tax reserves under ASC 740 net of the tax audit assessment and the amount was not material.  The German tax authorities are still conducting an audit of this subsidiary for the tax years 2002 through 2005.

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

ITEM 1A. RISK FACTORS

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

Risks Associated with Our Industry, Our Business and Market Conditions

Our operating results, including net sales, net income (loss) and adjusted EBITDA percentage, as well as our stock price have varied in the past, and our future operating results will continue to be subject to quarterly and annual fluctuations based upon numerous factors, including those listed in this section and throughout this report. Our stock price will continue to be subject to daily variations as well. In addition, our future operating results and stock price may not follow any past trends or meet our guidance and expectations.

Our net sales and operating results, such as adjusted EBITDA percentage, net income/loss and costs, and our stock price has varied in the past and may vary significantly from quarter to quarter and from year to year in the future. We believe a number of factors, many of which are outside of our control, could cause these variations and make them difficult to predict, including:

•	general economic uncertainties in the macroeconomic and local economies facing us, our customers and the markets we serve;

•	access to applicable credit markets by us, our customers and their end customers;

•	fluctuations in demand for our products or prolonged downturns in the industries that we serve;

•

the ability of our suppliers, both internal and external, to produce and deliver components and parts, including sole or limited source components, in a timely manner, in the quantity, quality and prices desired;

•	timing or cancellation of customer orders and shipment scheduling;

•	fluctuations in our product mix;

•	foreign currency fluctuations, especially with regards to the Euro, Yen and British Pound;

•	commodity pricing;

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	our ability to manage our and our suppliers’ capacity;

•	our increased reliance on domestic and foreign contract manufacturing;

•	delay of achievement of our footprint consolidation effort;

•	the rate of market acceptance of our new products;

•	the ability of our customers to pay for our products;

•	seasonal sales trends;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	our ability to control expenses;

•	the level of capital spending of our customers;

•	potential excess and/or obsolescence of our inventory;

•	costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business;

•	costs related to acquisitions of technology or businesses;

•	impairment of goodwill, intangible assets and other long term assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	costs and expenses from litigation;

•	the availability of funding by the United States and foreign governments for research funding with regards to our customers in the scientific business, such as universities;

•	continued spending by the United States government on defense-related projects where we are a subcontractor;

•	government support of the alternative energy industries, such as solar;

•	maintenance of supply relating to products sold to the government on terms which we would prefer not to accept; and

•	distraction of management related to acquisition or divestment activities.

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

The recent financial turmoil affecting the banking system and financial markets and the possibility that additional financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, and a low level of liquidity in many financial markets. There could be a number of follow-on effects from the credit crisis on our business, including the insolvency of key suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; and failure of financial institutions negatively impacting our treasury operations. In the event our customers are unable to obtain credit or otherwise pay for our shipped products it could significantly impact our ability to collect on our outstanding accounts receivable. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; and changes in fair value of derivative instruments. The current volatility in the financial markets and overall economic uncertainty increase the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad. Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. For example, while the recent political unrest in Thailand did not materially impact us, our suppliers in Thailand could be affected in the future. If such conditions persist, our business, financial condition and results of operations could suffer. Additionally, unstable economic conditions can provide significant pressures and burdens on individuals, thus fostering an atmosphere of greater potential exposure for inappropriate business conduct. See “Part I, Item 4. CONTROLS AND PROCEDURES—Inherent Limitations over Internal Control.”

Our cash and cash equivalents and short-term investments are managed through various banks around the world and volatility in the capital and credit market conditions could cause financial institutions to fail or materially harm service levels provided by such banks, both of which could have an adverse affect on our ability to timely access funds.

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

Under accounting principles generally accepted in the United States, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flows projections. We recorded a material charge during the first quarter of fiscal 2009 related to the impairment of goodwill in our

CLC operating segment. A decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we used to calculate the estimated fair value of our reporting units, could result in a change to the estimation of fair value that could result in an impairment charge. Any such material charges, whether related to goodwill or purchased intangible assets, may have a material negative impact on our financial and operating results.

We depend on sole source or limited source suppliers, both internal and external, for some of our key components and materials, including exotic materials and crystals, in our products, which make us susceptible to supply shortages or price fluctuations that could adversely affect our business.

We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers, both internal and external. Some of these suppliers are relatively small private companies that may discontinue their operations at any time and which may be particularly susceptible to the current economic conditions. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions and we do not have guaranteed supply arrangements with many of these suppliers. We may fail to obtain these supplies in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products. We would experience further delays while identifying, evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. Additionally, we are in the process of managing multiple projects moving certain internal suppliers to different locations. When we transition locations we may increase our inventory of such products as a “safety stock” during the transition, which may cause the amount of inventory reflected on our balance sheet to increase. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, or our failure to properly manage these moves, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

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

For the three and nine months ended July 3, 2010, 68% and 69%, respectively, of our net sales were derived from customers outside of the United States. For fiscal 2009, 66% of our net sales were derived from customers outside of the United States. For fiscal years 2008 and 2007, 68% of our net sales were derived from customers outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. The majority of our foreign sales occur through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign operations and sales are subject to a number of risks, including:

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

We are also subject to the risks of fluctuating foreign currency exchange rates, which could materially adversely affect the sales price of our products in foreign markets, as well as the costs and expenses of our foreign subsidiaries. While we use forward exchange contracts and other risk management techniques to hedge our foreign currency exposure, we remain exposed to the economic risks of foreign currency fluctuations.

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

Competition in the various photonics markets in which we provide products is very intense. We compete against a number of large public and private companies, including CVI Melles Griot, Cymer, Inc., GSI Group, Inc., IPG Photonics Corporation, JDS Uniphase Corporation, Newport Corporation, Rofin-Sinar Technologies, Inc., and Trumpf GmbH, as well as other smaller companies. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Some of our competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger competitors with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

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

Laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of our lasers, laser products and systems involves a highly complex and precise process. As a result of the technological complexity of our products, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve and maintain our projected yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected. We provide warranties on a majority of our product sales, and reserves for estimated warranty costs are recorded during the period of sale. The determination of such reserves requires us to make estimates of failure rates and expected costs to repair or replace the products under warranty. We typically establish warranty reserves based on historical warranty costs for each product line. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods which could have an adverse effect on our results of operations.

Our customers may discover defects in our products after the products have been fully deployed and operated under the end user’s peak stress conditions. In addition, some of our products are combined with products from other vendors, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to identify and fix defects or other problems, we could experience, among other things:

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

Our market is unpredictable and characterized by rapid technological changes and evolving standards demanding a significant investment in research and development, and, if we fail to address changing market conditions, our business and operating results will be harmed.

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

For the three and nine months ended July 3, 2010, our research and development expenses were $18.3 million (11.0% of net sales) and $53.2 million (12.1% of net sales), respectively. For our fiscal years 2009, 2008 and 2007, our research and development costs were $61.4 million (14.1% of net sales), $74.3 million (12.4% of net sales) and $74.6 million (12.4% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchases during the three months ended July 3, 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 4, 2010 – May 1, 2010	—	—	—	$50,000,000
May 2, 2010 – May 29, 2010	476,910	$35.10	476,910	33,261,444
May 30, 2010 – July 3, 2010	—	—	—	33,261,444
Total	476,910	$35.10	476,910	$33,261,444

On April 29, 2010, we announced that the Board of Directors had authorized the repurchase of up to $50 million of our common stock.  The timing and size of any purchases will be subject to market conditions. The program is authorized for 12 months.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Second Lease Amendment by and between Coherent, Inc. and 5200 Patrick Henry Associates LLC dated as of July 23, 2010.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

Date: August 11, 2010	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2010	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Second Lease Amendment by and between Coherent, Inc. and 5200 Patrick Henry Associates LLC dated as of July 23, 2010.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.