Form 10-K
period 2010-10-02
COHERENT INC
filed 2010-12-15
CIK 21510

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 2, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of December 1, 2010, 25,045,744 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported on the NASDAQ Global Select Market on April 2, 2010, of Coherent, Inc., held by nonaffiliates was $601,999,488. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

DOCUMENT INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the registrant's fiscal 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K to the extent stated herein. The Proxy Statement or an amended report on Form 10-K will be filed within 120 days of the registrant's fiscal year ended October 2, 2010.

        This Annual Report contains forward-looking statements. These forward-looking statements include, without limitation, statements regarding future:

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

  •
  development of highly differentiated products;

  •
  operational efficiencies;

  •
  competitors and competitive pressures;

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
  variations in our stock price;

  •
  optimization of our product mix;

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

PART I

ITEM 1.    BUSINESS

GENERAL

Business Overview

        Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2010, 2009 and 2008 ended on October 2, October 3, and September 27, respectively, and are referred to in this annual report as fiscal 2010, fiscal 2009 and fiscal 2008 for convenience. Fiscal year 2009 included 53 weeks; fiscal years 2010 and 2008 included 52 weeks.

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

        Effective as of the beginning of the first quarter of fiscal 2009, we moved our diode pumped solid state ("DPSS") Germany and Crystal product families from the CLC segment into the SLS segment. This concentrated all DPSS product families in the SLS segment. All reporting has been aligned to reflect the revised reportable operating segments (CLC and SLS) and prior periods have been restated. See additional discussion in Note 18 "Segment and Geographic Information" of our Notes to Consolidated Financial Statements.

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

INDUSTRY BACKGROUND

        The word "laser" is an acronym for "light amplification by stimulated emission of radiation." A laser emits an intense coherent beam of light with some unique and highly useful properties. Most importantly, a laser is orders of magnitude brighter than any lamp. As a result of its coherence, the beam can be focused to a very small and intense spot, useful for applications requiring very high power densities including cutting and other materials processing procedures. The laser's high spatial resolution is also useful for microscopic imaging and inspection applications. Laser light can be monochromatic—all the beam energy is confined to a narrow wavelength band. Some lasers can be used to create ultrafast output—a series of pulses with pulse durations as short as attoseconds (i.e., 10-18 seconds).

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

  •
  Focus on long-term improvement of adjusted EBITDA, in dollars and as a percentage of net sales—We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, stock compensation expenses and certain other non-operating income and expense items. Key initiatives to reach our goals for EBITDA improvements include our program of consolidating manufacturing locations, rationalizing our supply chain and selective outsourcing of manufacturing operations.

APPLICATIONS

        Our products address a broad range of applications that we group into the following markets: Microelectronics, Scientific Research and Government Programs, OEM Components and Instrumentation and Materials Processing.

Microelectronics

        Nowhere is the trend towards miniaturization more prevalent than in the Microelectronics market where smart phones, tablets, personal computers ("PC's") and televisions ("TV's") are driving advances in displays, integrated circuits and printed circuit boards ("PCB's"). In response to market demands and expectations, semiconductor and device manufacturers are continually seeking to improve their process and design technologies in order to manufacture smaller, more powerful and more reliable devices at lower cost. New laser applications and new laser technologies are a key element in delivering higher resolution and higher precision at lower manufacturing cost.

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

        Detecting the presence of defects is only the first step in preventing their recurrence. After detection, defects must be examined in order to identify their size, shape and the process step in which the defect occurred. This examination is called defect classification. Identification of the sources of defects in the lengthy and complex semiconductor manufacturing process has become essential for maintaining high yield production. Semiconductor manufacturing has become an around-the-clock operation and it is important for products used for inspection, measurement and testing to be reliable and to have long lifetimes. Our Azure, Paladin, Sapphire, and Excimer lasers are used to detect and characterize defects in semiconductor chips.

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

Microelectronics—flat panel display manufacturing

        The high-volume consumer market is driving the production of flat panel displays ("FPDs") in applications such as mobile telephones, tablets, laptop computers, television monitors, digital cameras, personal digital assistants ("PDAs") and car navigation systems. There are several types of established and emerging displays based on quite different technologies, including plasma ("PDP"), liquid crystal ("LCD") and organic polymers ("OLED"). Lasers have found applications in each of these technologies given that the laser provides higher process speed, better yield, lower cost and/or superior display brightness and resolution.

        Several display types require a high-density pattern of silicon Thin Film Transistors ("TFTs"). If this silicon is polycrystalline, the performance is greatly enhanced. In the past, these polysilicon layers could only be produced on expensive special glass at high temperatures. However, excimer based processes, such as excimer laser annealing ("ELA") and sequential lateral solidification, have allowed high-volume production of low-temperature polysilicon ("LTPS") on conventional glass substrates. Our excimer lasers provide an invaluable solution for both ELA and sequential lateral solidification because they are the only industrial-grade excimer lasers with the high pulse energy these methods require. The current state-of-the-art product for this application is our excimer VYPER laser.

        Our AVIA and DIAMOND lasers are also used in other production processes for FPDs. These processes include drilling, cutting, patterning, marking and yield improvement.

        Lasers have also become a valuable tool in high-brightness (HB) LED manufacturing, improving LED performance and yield. LED has seen rapid growth in the last year due to wide spread adoption as the light source in all categories of LCD displays, from phones all the way to full size TV's. Our lasers are used in the back-end processing of HB-LEDs.

Microelectronics—solar cell production

        Numerous areas of microelectronics can be grouped as "emerging technologies." Some of these are transitioning to volume production in the present timeframe while others are more forward-looking.

        Today's higher energy costs have led to heightened interest in solar panels. The recent growth and interest in solar cell technology coupled with the intense focus on improving cell efficiency, is driving the adoption of laser technology in the manufacturing of solar cells. Our lasers, such as AVIA, Paladin, Matrix and Talisker, are already being used in the production of solar panels for cell isolation and transparent conductive oxide ("TCO") scribing purposes.

        We have introduced a number of complete solutions for certain processes in the manufacturing of solar cells including the Coherent Equinox laser system and the Aethon laser system. These systems are based on Coherent lasers and can be used in a production or process development environment.

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

        Subsequently, we have a large installed base of scientific lasers which are used in a wide range of applications spanning virtually every branch of science and engineering. These applications include biology and life science, engineering, physical chemistry and physics. Most of these applications require the use of ultrafast lasers that enable the generation of pulses as short as few attoseconds (10-18 seconds). Because of these very short pulse durations, ultrafast lasers enable the study of fundamental physical and chemical processes with temporal resolution unachievable with any other tool. These lasers also deliver very high peak power and large bandwidths, which can be used to generate many exotic effects. Some of these are now finding their way into mainstream applications, such as microscopy or materials processing.

OEM Components and Instrumentation

        Instrumentation is one of our more mature commercial applications. Representative applications within this market include bio-instrumentation, graphic arts and display, machine vision, and medical OEMs. We also support the laser-based instrumentation market with a range of laser-related components, including diode lasers for optical pumping. Some of our OEM component business includes sales to other, less integrated laser manufacturers participating in OEM markets such as materials processing, scientific, and medical.

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

Medical Therapy

        We sell a variety of components and lasers to medical laser companies in end-user applications such as ophthalmology, aesthetic, surgical, therapeutic and dentistry. Our DIAMOND series CO2 lasers are widely used in ophthalmic, aesthetic and surgical markets. Our Compass and Sapphire series of lasers are used in the retinal scanning market in diagnostic imaging systems as well as new ground breaking in-vivo imaging applications. In addition, we have a leading position in Lasik and photorefractive keratectomy ("PRK") surgery methods with our ExciStar XS excimer laser platform.

        The unique ability of our optically pumped semiconductor lasers ("OPSL") technology to match a wavelength to an application has led to the development of a high-power yellow (577nm) laser for the treatment of eye related diseases, such as Age Related Macular Degeneration and retinal diseases associated with diabetes. The 577nm wavelength was designed to match the peak in absorption of oxygenated hemoglobin thereby allowing treatment to occur at a lower power level, and thus reducing stress and heat-load placed on the eye with traditional green-based (530nm) solid state lasers. This technology is finding traction with both medical OEMs and ophthalmologists.

Materials Processing

        Lasers are widely accepted today in many important industrial manufacturing applications including cutting, welding, joining, drilling, perforating, and marking of metals and nonmetals. We supply high-power lasers for metal processing and low-to-medium power lasers for laser marking, nonmetals processing and precision micromachining.

        Our high power Industrial laser systems are used for cladding and hardening of metals, joining materials, and other materials processing applications. Other applications include welding of plastics and direct metal welding. In April 2007, we acquired Nuvonyx, Inc., a technology leader in high-power laser diode components, arrays, and industrial laser systems for materials processing and defense applications. The Nuvonyx products, now integrated within our Semiconductor business, provide high power arrays with powers in excess of 50 Kilowatts through its proprietary cooling and stacking technologies. Our HighLight product is a direct diode system for metal processing based on the

Nuvonyx technology. Complementing our progress into higher powered lasers, in fiscal 2009, we introduced the DIAMOND E 1000, the highest power, completely sealed CO2 laser for use in materials processing.

        We also participate in the low to medium power area, including such applications as the cutting and joining of plastics using both our DIAMOND CO2 lasers and Highlight FAP semiconductor lasers; the cutting, perforating and scoring of paper and packaging materials; and various cutting and patterning applications in the textile industry. In the specific area of textiles and clothing, our DIAMOND lasers service older applications, such as cutting complex shapes in leather for footwear, as well as newer applications such as creating detailed fade patterns on designer denims.

        During 2010 we acquired Beam Dynamics, Inc., a manufacturer of flexible laser cutting tools for the materials processing market. These tools, when combined with Coherent's medium to high power CO2 lasers, offer a unique blend of performance and precision in a small lightweight tool for cutting of metals and non-metals. Enabled with the DIAMOND E1000, the new METABEAM 1000 offers the industry's most compact 1kW tool, with tools footprints at least 50% smaller than competitive designs. Operating costs, due to the sealed nature of the DIAMOND series of CO2 lasers are 75% less than similar, but larger tools.

        Laser marking and coding are generally considered part of the precision materials processing applications market for which we remain a leading supplier. One such area where applications are growing rapidly is the displacement of ink-jet coding due to both aesthetic and environmental pressures. The optimum choice of laser depends on the material being marked, whether it is a surface mark (engraved) or a sub-surface mark, and the specific economics of the application. We provide lasers for all-important marking applications. Our DIAMOND C and GEM Series of CO2 lasers provide many systems manufacturers with a reliable cost effective source for marking and engraving on non-metals. In addition, our Matrix product line of reliable, compact and low-cost diode pumped solid state lasers provides an ideal solution for marking of other materials in high volume manufacturing.

FUTURE TRENDS

Microelectronics

        After several years of process development, lasers are now used in mass production applications because these laser-based fabrication and testing methods are faster, deliver superior end products, increase yields, and/or cut production costs. We anticipate this trend to continue, driven primarily by the increasing sophistication of consumer electronic goods and their convergence via the internet, resulting in increasing demand for better displays, more bandwidth and memory, while at the same time consuming less power. Although this market follows the macro-economic trends and carries inherit risks, we believe that Coherent is very well positioned to continue to capitalize on the current market trends and that we will see continued increased adoption of solid-state, CO2 and excimer lasers, as all these lasers enable performance improvements and reduced process costs. In particular, we expect future demands in the flat panel display for excimer laser-based tools, since these are the best commercial technology which can be used in the recrystalization of Silicon to enhance display brightness.

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

Scientific research and government programs

        The scientific market has benefited from stimulus funding during fiscal 2010, with applications in ultrashort pulses and in bio-research being the drivers of this anticipated expansion. We anticipate an increasingly competitive market and a flattening of demand; however we expect to retain and improve our market share through new product development and maintain our service commitment to this area.

OEM components and instrumentation

        The instrumentation market is seeing a gradual migration from the use of mature laser technologies, such as water-cooled ion gas lasers, to new technologies, primarily based on solid state and semiconductors. Using our unique portfolio of solid-state and semiconductor lasers, and our patented OPSL technology, we are able to both assist and stimulate this transition as well as to be the technology of choice for developing applications such as security and clinical diagnostics. Our OPSL technology resulted in the first truly continuous solid-state UV laser which enables the use of UV in a clinical as well as a research environment. Furthermore we anticipate greater future opportunities in bio-instrumentation, including DNA sequencing, drug discovery, flow cytometry, and microscopy, based on our product enhancements and evolving market developments. Our newer laser technologies are the basis of a number of clinical procedures. In the area of photocoagulation, the Genesis OPSL yellow lasers are being used as the wavelength is particularly suitable for the treatment of blood vessels. In aesthetic laser surgery, we are an OEM supplier of CO2 lasers to the major manufacturers of aesthetic equipment used in the latest procedures for skin enhancement.

Materials processing

        The market for low to medium power lasers used in industrial materials processing has experienced a nice rebound and is expected to continue for the foreseeable future. Key design wins as well as more favorable markets continue to support our growth in this area. These lasers represent a cost-effective manufacturing solution for cutting, joining, marking and engraving of non-metal materials including marking/coding, flat bed cutting, engraving, as well as the production of capital equipment for apparel and leather goods manufacturing. Several factors are enabling us to gain market share in the materials processing market. First, we have developed an expanded portfolio of lasers with a broad spectrum of wavelengths, enabling optimum marking solutions for virtually every metal and non-metal material type. At the same time, the reliability of these products has been achieved at even higher levels, lowering the cost of ownership.

MARKET APPLICATIONS

        We design, manufacture and market lasers, laser tools, precision optics and related accessories for a diverse group of customers. The following table lists our major markets and the Coherent technologies serving these markets.*

Market	Application	Technology
Microelectronics	Advanced packaging and interconnects	CO2 DPSS Fiber

	Flat panel display	CO2 DPSS Excimer Ultrafast

	Semiconductor front-end	DPSS OPSL

	Solar cell production and other emerging processes	DPSS Fiber

Scientific research and government programs	All scientific applications	DPSS Excimer OPSL Ultrafast

OEM components and instrumentation	Bio-Instrumentation	DPSS OPSL Semiconductor Ultrafast

	Graphic arts and display	OPSL

	Medical therapy (OEM)	CO2 DPSS Excimer OPSL Semiconductor

Materials processing	Heavy manufacturing	CO2 Fiber Semiconductor

	Laser marking and coding	CO2 DPSS

	Light manufacturing and cutting	CO2 DPSS Excimer Semiconductor

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

Fiber lasers

        Fiber lasers use semiconductor lasers to pump a doped optical fiber to produce a laser beam. In fiscal 2008, we launched our first product based on fiber laser technology, the Talisker. This is an industrial ultrafast laser system which incorporates fiber laser technologies as a key part of the laser design. The Talisker is a new laser platform based on a fiber oscillator and crystal amplifier and is illustrative of our strategy of developing and incorporating fiber lasers where they can generate unique and cost-effective performance. We expect the Talisker platform will lead to a series of new ultrafast lasers for a number of commercial markets including microelectronics and medical. In fiscal 2009, we demonstrated a 1KW fiber laser product based on our high power diode laser system, the Highlight 1000F. This prototype demonstrated the platform for a scalable, kilowatt class fiber laser based on a bar pumping design. Due to packaging efficiency, diode bars reduce the overall cost of a fiber laser.

        Fiber laser technology continues to be an important investment and product development area and we anticipate more products that incorporate fiber as the active gain medium. Earlier this year, we acquired the business assets of Stocker-Yale, Inc. which included a fiber manufacturing facility capable of producing both active and passive fibers.

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

Ultrafast ("UF") Lasers

        Ultrafast lasers are lasers generating light pulses with durations of a few femtoseconds (10-15 seconds) to a few tens of picoseconds (10-11 seconds). These types of lasers are primarily used for scientific research and also are finding use in sophisticated materials processing applications. Ultrafast lasers are usually pumped by a green DPSS laser. UF laser oscillators generate a train of pulses at 50-100 MHz, with peak powers of tens of Kilowatts, and UF laser amplifiers generate pulses at 10-500 kHz, with peak powers up to several Terawatts.

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

SALES AND MARKETING

        We market our products domestically through a direct sales force. Our foreign sales are made principally to customers in Europe, Japan and other Asia-Pacific countries. We sell internationally through direct sales personnel located in Canada, France, Germany, Italy, Japan, the Netherlands, the People's Republic of China, South Korea, and the United Kingdom, as well as through independent representatives in certain jurisdictions around the world. Foreign sales accounted for 67% of our total net sales in fiscal 2010, 66% of our total net sales in fiscal 2009 and 68% of our total net sales in fiscal 2008. In fiscal 2010, sales to Asian markets grew at a faster rate than sales to other geographic regions. Sales made to independent representatives and distributors are generally priced in U.S. dollars. A large portion of foreign sales that we make directly to customers are priced in local currencies and are therefore subject to currency exchange fluctuations. Foreign sales are also subject to other normal risks of foreign operations such as protective tariffs, export and import controls and political instability. Our products are broadly distributed and no one customer accounted for more than 10% of total net sales during fiscal 2010, 2009 or 2008.

        We maintain a customer support and field service staff in major markets within the United States, Europe, Japan, the People's Republic of China, Korea and other Asia-Pacific countries. This organization works closely with customers, customer groups and independent representatives in servicing equipment, training customers to use our products and exploring additional applications of our technologies.

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

RESEARCH AND DEVELOPMENT

        We are committed to the development of new products, as well as the improvement and refinement of existing products, including better cost-of-ownership. Our development efforts are focused on designing and developing products, services and solutions that anticipate customers' changing needs and emerging technological trends. Our efforts are also focused on identifying the areas where we believe we can make valuable contributions. Research and development expenditures for fiscal 2010 were $72.4 million, or 12.0% of net sales compared to $61.4 million, or 14.1% of net sales for fiscal 2009 and $74.3 million, or 12.4% of net sales for fiscal 2008. We work closely with customers, both individually and through our sponsored seminars, to develop products to meet customer application and performance needs. In addition, we are working with leading research and educational institutions to develop new photonics based solutions.

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

        Committed to quality and customer satisfaction, we design and produce many of our own components and sub-assemblies in order to retain quality control. We have also outsourced certain components, sub-assemblies and finished goods where we can maintain our high quality standards while improving our cost structure. We have consolidated and closed certain of our manufacturing facilities in order to reduce our footprint, realize synergies, and improve our cost structure and operating leverage. In fiscal 2007, we completed the transfer of production of laser power supplies from Auburn, California to a global electronics contract manufacturer. During fiscal 2008, we consolidated our Munich DPSS manufacturing into our Lübeck, Germany site. The transfer was completed in the fourth quarter of fiscal 2008. In the first quarter of fiscal 2009, we announced the consolidation of the remainder of our Munich facility (primarily Excimer laser manufacturing) into our Göttingen site. The transfer was completed in the third quarter of fiscal 2009. In fiscal 2009, we outsourced one of our laser product lines to a contract manufacturer located in Asia and outsourced our laser optics manufacturing to an optics manufacturer located in North America. The supply from these strategic contract manufacturers is covered by long term supply agreement contracts. During the second quarter of fiscal 2009, we announced the consolidation of our St. Louis, Missouri facility into our Santa Clara, California site. The transfer was completed in the fourth quarter of fiscal 2009. During the second quarter of fiscal 2009, we announced our plans to close our Tampere, Finland facility and establish manufacturing capabilities at our Sunnyvale, California site. The closing of our Finland facility is expected to be completed during the third quarter of fiscal 2011. During the first quarter of fiscal 2010, we announced the acquisition of certain assets of StockerYale and our plans to vacate its Montreal facility. We completed the outsourcing and transfer of the Montreal operations during the third quarter of fiscal 2010.

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

Operations

        Our products are manufactured at our sites in Santa Clara and Sunnyvale, California; Wilsonville, Oregon; East Hanover, New Jersey; Bloomfield, Connecticut; Lübeck, Germany; Göttingen, Germany; Glasgow, Scotland; Salem, New Hampshire and Tampere, Finland. In addition, we also use contract manufacturers for the production of certain assemblies and turnkey solutions. Our ion gas lasers, a portion of our DPSS lasers that are used in microelectronics, scientific research and materials processing applications, semiconductor lasers, and ultrafast scientific lasers are manufactured at our Santa Clara, California site. Our laser diode module products, laser instrumentation products, test and measurement equipment products are manufactured in Wilsonville, Oregon. We manufacture exotic crystals in East Hanover, New Jersey and both active and passive fibers are manufactured in our New Hampshire facility. Our CO2 gas lasers are manufactured in Bloomfield, Connecticut. We manufacture a portion of our DPSS lasers used in microelectronics and OEM components and instrumentation applications in Lübeck, Germany. Our excimer gas laser products are manufactured in Göttingen, Germany. We manufacture the fiber lasers and a portion of our DPSS lasers used in microelectronics and scientific research applications in Glasgow, Scotland. Our facilities in Tampere, Finland and Sunnyvale, California grow the aluminum-free materials that are incorporated into our semiconductor lasers. Effective the third quarter of fiscal 2011, we expect that the entire demand for this material will be grown in our Sunnyvale, California facility.

INTELLECTUAL PROPERTY

        We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of October 2, 2010, we held approximately 395 U.S. and foreign patents, which expire from 2010 through 2027 (depending on the payment of maintenance fees) and we have approximately 132 additional pending patent applications that have been filed. The issued patents cover various products in all of the major markets that we serve.

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

COMPETITION

        Competition in the various photonics markets in which we provide products is very intense. We compete against a number of companies including CVI Melles Griot, Cymer, Inc., GSI Group, Inc., IPG Photonics Corporation, JDS Uniphase Corporation, Newport Corporation, Rofin-Sinar Technologies, Inc., and Trumpf GmbH, as well as other smaller companies. We compete globally based on our broad product offering, reliability, cost, and performance advantages for the widest range of commercial and scientific research applications. Other considerations by our customers include warranty, global service and support and distribution.

BACKLOG

        At fiscal 2010 year-end, our backlog of orders scheduled for shipment (generally within one year) was $262.0 million compared to $164.3 million at fiscal 2009 and $183.5 million at fiscal 2008 year-ends. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by us has not been significant.

SEASONALITY

        We have historically experienced decreased bookings and revenue in the first fiscal quarter compared to other quarters in our fiscal year due to the impact of time off and business closures at many of our customers due to year-end holidays. This historical pattern should not be considered a reliable indicator of the Company's future net sales or financial performance.

EMPLOYEES

        As of fiscal 2010 year-end, we had 2,006 employees. Approximately 341 of our employees are involved in research and development; 1,154 of our employees are involved in operations, manufacturing, service and quality assurance; and 511 of our employees are involved in sales, marketing, finance, legal and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We consider our relations with our employees to be good.

ACQUISITIONS

        On April 29, 2010, we acquired Beam Dynamics, Inc. for $5.9 million in cash and $0.3 million in deferred compensation related to an employment contract, which will be recognized in expense as earned. Beam Dynamics manufactures flexible laser cutting tools for the materials processing market. Beam Dynamics has been included in our Commercial Lasers and Components segment.

        On October 13, 2009, we acquired all the assets and certain liabilities of StockerYale, Inc. ("StockerYale")'s laser module product line in Montreal and its specialty fiber product line in Salem, New Hampshire for $15.0 million in cash. StockerYale designs, develops and manufactures low power laser modules, light emitting diode (LED) systems and specialty optical fiber products. These assets and liabilities have been included in our Commercial Lasers and Components segment.

        We consummated no acquisitions in fiscal 2009 or 2008.

        Please refer to "Note 4. Business Combinations" of Notes to Consolidated Financial Statements under Item 15 of this Annual Report on Form 10-K for further discussion of the acquisitions completed during fiscal 2010.

RESTRUCTURINGS AND CONSOLIDATION

        During the first quarter of fiscal 2010, we acquired the assets and certain liabilities of StockerYale, Inc's laser module product line in Montreal, Canada and began to transition those activities to other Coherent facilities in Salem, Massachusetts, Wilsonville, Oregon and Sunnyvale, California. The transfer is scheduled to be completed by the end of March 2011. The current year severance related costs are primarily comprised of severance pay, outplacement services, medical and other related benefits for employees being terminated due to the transition of activities out of Montreal, Canada, and Tampere, Finland.

        During the second quarter of fiscal 2009, we announced our plans to close our facilities in Tampere, Finland and St. Louis, Missouri. The closure of our St. Louis, Missouri and Yokohama, Japan sites were completed in the fourth quarter of fiscal 2009. The closure of our Finland site was scheduled for completion by the end of fiscal 2010, but we have delayed the closure due to a significant increase in demand for products manufactured in Finland. We currently anticipate exiting the facility in the third quarter of fiscal 2011. These closure plans have resulted in charges primarily for employee termination and other exit related costs associated with a plan approved by management.

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

        We may face potentially increasing complexity in our product designs and procurement operations as we adjust to requirements relating to the materials composition of products entering specific markets. Such regulations went into effect in the European Union ("EU") in 2006, and China in 2007. We could face significant costs and liabilities in connection with product take-back legislation. Beginning in 2006, the EU Waste Electrical and Electronic Equipment Directive made producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. In addition, the EU has added the Registration, Evaluation and Authorization of Chemicals Regulation, otherwise known as the REACH Regulation, which further regulates substances and products imported, manufactured or sold within the EU. Similar laws are now pending in various jurisdictions around the world, including the United States.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

        Financial information relating to foreign and domestic operations for fiscal years 2010, 2009 and 2008, is set forth in Note 18, "Segment and Geographic Information" of our Notes to Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

Risks Associated with Our Industry, Our Business and Market Conditions

        Our operating results, including net sales, net income (loss) and adjusted EBITDA percentage in dollars and as a percentage of net sales, as well as our stock price have varied in the past, and our future operating results will continue to be subject to quarterly and annual fluctuations based upon numerous factors, including those listed in this section and throughout this report. Our stock price will continue to be subject to daily variations as well. In addition, our future operating results and stock price may not follow any past trends or meet our guidance and expectations.

        Our net sales and operating results, such as adjusted EBITDA percentage, net income (loss) and operating expenses, and our stock price has varied in the past and may vary significantly from quarter to quarter and from year to year in the future. We believe a number of factors, many of which are outside of our control, could cause these variations and make them difficult to predict, including:

  •
  general economic uncertainties in the macroeconomic and local economies facing us, our customers and the markets we serve;

  •
  access to applicable credit markets by us, our customers and their end customers;

  •
  fluctuations in demand for our products or downturns in the industries that we serve;

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

  •
  our ability to manage our capacity and that of our suppliers;

  •
  our increased reliance on domestic and foreign contract manufacturing;

  •
  delay of achievement of our footprint consolidation effort;

  •
  the rate of market acceptance of our new products;

  •
  the ability of our customers to pay for our products;

  •
  expenses associated with acquisition-related activities;

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

  •
  costs and expenses from litigation;

  •
  the availability of research funding by the United States and foreign governments with regard to our customers in the scientific business, such as universities;

  •
  continued spending by the United States government on defense-related projects where we are a subcontractor;

  •
  government support of the alternative energy industries, such as solar;

  •
  maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

  •
  changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

  •
  the future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies; and

  •
  distraction of management related to acquisition or divestment activities.

        In addition, we often recognize a substantial portion of our sales in the last month of our fiscal quarters. Our expenses for any given quarter are typically based on expected sales and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending quickly enough to compensate for the shortfall. We also base our manufacturing on our forecasted product mix for the quarter. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which would result in delays in the shipment of our products. Accordingly, variations in timing of sales, particularly for our higher priced, higher margin products, can cause significant fluctuations in quarterly operating results.

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

        The recent financial turmoil affecting the banking system and financial markets and the possibility that additional financial institutions may consolidate or go out of business have resulted in continued tightening in the credit markets, and lower levels of liquidity in some financial markets. There could be a number of follow-on effects from the tightened credit environment on our business, including the insolvency of key suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; and failure of financial institutions negatively impacting our treasury functions. In the event our customers are unable to obtain credit or otherwise pay for our shipped products it could significantly impact our ability to collect on our outstanding accounts receivable. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; and changes in fair value of derivative instruments. Volatility in the financial markets and any overall economic uncertainty increase the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

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

        Although we have not recognized any material losses on our cash, cash equivalents and short-term investments, future declines in their market values could have a material adverse effect on our financial condition and operating results. Given the global nature of our business, we have investments both domestically and internationally. There has recently been growing pressure on the creditworthiness of sovereign nations, particularly in Europe, which results in corresponding pressure on the valuation of the securities issued by such nations. Additionally, our overall investment portfolio is often concentrated in certificates of deposit and money market funds. We maintain a certain mix of government-issued securities. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. Additionally, liquidity issues or political actions by sovereign nations could result in decreased values for our investments in certain government securities. As a result, the value or liquidity of our cash, cash equivalents and short-term investments could decline and result in a material impairment, which could have a material adverse effect on our financial condition and operating results. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

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

        We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers, both internal and external. Some of these suppliers are relatively small private companies that may discontinue their operations at any time and which may be particularly susceptible to prevailing economic conditions. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions and we do not have guaranteed supply arrangements with many of these suppliers. We may fail to obtain these supplies in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products. We would experience further delays while identifying, evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. Additionally, we continue to consolidate our supply base or move supplier locations. When we transition locations we may increase our inventory of such products as a "safety stock" during the transition, which may cause the amount of inventory reflected on our balance sheet to increase. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, or our failure to properly manage these moves, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

        We have historically relied exclusively on our own production capability to manufacture certain strategic components, crystals, semiconductor lasers, lasers and laser-based systems. Because we manufacture, package and test these components, products and systems at our own facilities, and such components, products and systems are not readily available from other sources, any interruption in manufacturing would adversely affect our business. In addition, our failure to achieve adequate manufacturing yields of these items at our manufacturing facilities may materially and adversely affect our operating results and financial condition.

Our future success depends on our ability to increase our sales volumes and decrease our costs to offset potential declines in the average selling prices ("ASPs") of our products and, if we are unable to realize greater sales volumes and lower costs, our operating results may suffer.

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

        We have historically been the photonics industry's high quality supplier of laser systems. We have in the past experienced decreases in the ASPs of some of our products. As competing products become more widely available, the ASPs of our products may decrease. If we are unable to offset any decrease in our ASPs by increasing our sales volumes, our net sales will decline. In addition, to maintain our gross margins, we must continue to reduce the cost of manufacturing our products while maintaining their high quality. From time to time, our products, like many complex technological products, may fail in greater frequency than anticipated. This can lead to further charges, which can result in higher costs, lower gross margins and lower operating results. Furthermore, as ASPs of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our operating results could be seriously harmed, particularly if the ASPs of our products decrease significantly.

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

        During fiscal years 2010, 2009 and 2008, our research and development expenses have been in the range of 12% to 14% of net sales. Our future success depends on our ability to anticipate our customers' needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve volume production rapidly. If we fail to transfer production processes effectively, develop product enhancements or introduce new products in sufficient quantities to meet the needs of our customers as scheduled, our net sales may be reduced and our business may be harmed.

We face risks associated with our foreign operations and sales that could harm our financial condition and results of operations.

        For fiscal 2010, fiscal 2009 and fiscal 2008, 67%, 66% and 68%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our revenues in the foreseeable future. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. Our foreign sales are primarily through our direct sales force. Additionally, some foreign sales are made through foreign distributors and resellers. Our foreign operations and sales are subject to a number of risks, including:

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

        Additional competitors may enter the markets in which we serve, both foreign and domestic, and we are likely to compete with new companies in the future. We may encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. Further, our current or potential customers may determine to develop and produce products for their own use which are competitive to our products. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins, loss of sales and loss of market share. In addition, in markets where there are a limited number of customers, competition is particularly intense.

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

        Our customers may discover defects in our products after the products have been fully deployed and operated under the end user's peak stress conditions. In addition, some of our products are combined with products from other vendors, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to identify and fix defects or other problems, we could experience, among other things:

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

        We use rolling forecasts based on anticipated product orders and material requirements planning systems to determine our product requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. We depend on our suppliers for most of our product components and materials. Lead times for components and materials that we order vary significantly and depend on factors including the specific supplier requirements, the size of the order, contract terms and current market demand for components. For substantial increases in our sales levels of certain products, some of our suppliers may need at least nine months lead-time. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our net sales, business or operating results.

Our increased reliance on contract manufacturing and other outsourcing may adversely impact our financial results and operations due to our decreased control over the performance and timing of certain aspects of our manufacturing.

        Our manufacturing strategy includes partnering with contract manufacturers to outsource non-core subassemblies and less complex turnkey products, including some performed at international sites located in Asia and Eastern Europe. Additionally, we have outsourced the manufacture of certain of our optics components to a third party. Our ability to resume internal manufacturing operations for certain products and components in a timely manner may be eliminated. The cost, quality, performance and availability of contract manufacturing operations are and will be essential to the successful production and sale of many of our products. Our financial condition or results of operation could be adversely impacted if any contract manufacturer or other supplier is unable for any reason, including as a result of the impact of worldwide economic conditions, to meet our cost, quality, performance, and availability standards. We may not be able to provide contract manufacturers with product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of the inventory. Also, our ability to control the quality of products produced by contract manufacturers may be limited and quality issues may not be resolved in a timely manner, which could adversely impact our financial condition or results of operations.

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

        As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine worldwide tax liabilities. Our future tax rates could be affected by changes in the composition of earnings in countries or states with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws. In addition, we are subject to regular examination of our income tax returns and other tax-related filings by the Internal Revenue Service ("IRS") and other tax authorities. From time to time the

United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies, including the recent announcement from the United States government potentially impacting our ability to defer taxes on international earnings. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and other tax-related accruals, which could materially and adversely affect our operating results and financial condition.

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

Governmental regulations, including duties, affecting the import or export of products could negatively affect our revenues.

        The United States and many foreign governments impose tariffs and duties on the import and export of products, including some of those which we sell. In particular, given our worldwide operations, we pay duties on certain products when they are imported into the United States for repair work as well as on certain of our products which are manufactured by our foreign subsidiaries. These products can be subject to a duty on the product value. Additionally, the United States and various foreign governments have imposed tariffs, controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. From time to time, government agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our revenues. From time to time our duty calculations and payments are audited by government agencies. For example, after our fiscal 2010 year-end, we received notice that the United States Customs and Border Protection Agency will be performing an audit on the classification and valuation of certain of our imported goods for purposes of duty calculation. We believe that we have complied with the applicable classification and valuation requirements. In the event any government agency disagrees with our determination of product values or classifications, we could be required to pay additional duties on such products, which could have an adverse effect on our operating results.

        In addition, compliance with the directives of the Directorate of Defense Trade Controls ("DDTC") may result in substantial expenses and diversion of management. Any failure to adequately address the directives of DDTC could result in civil fines or suspension or loss of our export privileges, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows.

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

        Our hosted solutions incorporate certain technology obtained under licenses from other companies, such as Oracle and Salesforce.com. We anticipate that we will continue to license technology and development tools from third parties in the future. Although we believe that there are commercially reasonable software alternatives to the third-party software we currently license, this may not always be the case, or we may license third-party software that is more difficult or costly to replace than the third party software we currently license. In addition, integration of our products with new third-party software may require significant work and require substantial allocation of our time and resources. Also, to the extent that our products depend upon the successful operation of third-party products in conjunction with our products, any undetected errors in these third-party products could prevent the implementation or impair the functionality of our products, delay new product introductions and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which could result in higher costs.

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

        For our fiscal years 2010, 2009 and 2008, our research and development costs were $72.4 million (12.0% of net sales), $61.4 million (14.1% of net sales) and $74.3 million (12.4% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

We participate in the microelectronics market, which requires significant research and development expenses to develop and maintain products and a failure to achieve market acceptance for our products could have a significant negative impact on our business and results of operations.

        The microelectronics market is characterized by rapid technological change, frequent product introductions, the volatility of product supply and demand (particularly in the semiconductor industry), changing customer requirements and evolving industry standards. The nature of this market requires significant research and development expenses to participate, with substantial resources invested in advance of material sales of our products to our customers in this market. In the event either our customers' or our products fail to gain market acceptance, or the microelectronics market fails to grow, it would likely have a significant negative effect on our business and results of operations.

Continued volatility in the semiconductor manufacturing industry could adversely affect our business, financial condition and results of operations.

        A portion of our net sales in the microelectronics market depend on the demand for our products by semiconductor equipment companies. The semiconductor market has historically been characterized by sudden and severe cyclical variations in product supply and demand, which have often severely affected the demand for semiconductor manufacturing equipment, including laser-based tools and systems. The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles. The continuing uncertainty in this market severely limits our ability to predict our business prospects or financial results in this market.

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

        The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company's internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Although we test our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements or a delay in our ability to timely file our periodic reports with the SEC, which ultimately could negatively impact our stock price.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2.    PROPERTIES

        Our corporate headquarters is located in Santa Clara, California. At fiscal 2010 year-end, our primary locations were as follows (all square footage is approximate) (unless otherwise indicated, each property is utilized jointly by our two segments):

	Description	Use	Term
Santa Clara, CA	8.5 acres of land, 200,000 square foot building	Corporate headquarters, manufacturing, R&D	Owned
Santa Clara, CA(3)	90,120 square foot building	Office, manufacturing	Leased through July 2020
Sunnyvale, CA (1)(3)	24,000 square foot building	Office, manufacturing, R&D	Leased through December 2018
Bloomfield, CT(1)	62,705 square foot building	Office, manufacturing, R&D	Lease through December 2012
East Hanover, NJ(2)	30,000 square foot building	Office, manufacturing, R&D	Leased through October 2011
Wilsonville, OR(1)	41,250 square foot building	Office, manufacturing, R&D	Leased through December 2018
Salem, NH(1)(3)	44,153 square foot building	Office, manufacturing, R&D	Leased through October 2019
Montreal, Canada(1)(3)	50,973 square foot building	Office, manufacturing,	Leased through March 2011
Tampere, Finland(1)(3)(4)	5 acres of land, 40,970 square foot building	Office, manufacturing, R&D	Leased through January 2011
Dieburg, Germany	31,306 square foot building	Office	Leased through December 2012
Göttingen, Germany(2)	7.6 acres of land, several buildings totaling 119,500 square feet	Office, manufacturing, R&D	Owned
Lübeck, Germany(2)	47,638 square foot building	Office, manufacturing, R&D	Leased through December 2012
Lübeck, Germany(2)	22,583 square foot building	Office, manufacturing, R&D	Leased through December 2012 with option to purchase building
Tokyo, Japan	17,602 square foot building	Office	Leased through June 2012
Glasgow, Scotland(2)	2 acres of land, 30,000 square foot building	Office, manufacturing, R&D	Owned

(1)
This facility is utilized primarily by our CLC operating segment.

(2)
This facility is utilized primarily by our SLS operating segment.

(3)
Portions of this property are not fully utilized.

(4)
Subsequent to year end, we extended the lease through April 2011.

        We maintain other sales and service offices under varying leases expiring from 2011 through 2019 in the United States, Japan, Korea, China, Germany, France, Italy, the United Kingdom and the Netherlands.

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

Income Tax Audits

        The Internal Revenue Service ("IRS") has reviewed and accepted the examination report for the audits of our 2003 and 2004 U.S. federal income tax returns and this matter is now closed. We had previously agreed to various adjustments proposed by the IRS in its Notices of Proposed Adjustments ("NOPAs") to these returns and there were no additional adjustments prior to the IRS concluding the audits and accepting the examination report. The IRS has indicated that it may consider an audit of our 2005 and 2006 tax returns. The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We received a NOPA from the IRS in October 2008 to decrease the amount of research and development credits generated in years 2000 and 2001. We responded to this NOPA and we are disputing the adjustment with the IRS through the appeals process available to us and we have an opening conference scheduled in December 2010. We believe that we have provided adequate reserves for any adjustments related to these credits that may be determined under the IRS appeals process and therefore we do not anticipate any material impact to our financial statements.

        In the third quarter of fiscal 2010, the German tax authorities had concluded the audit of our subsidiary in Göttingen for the tax years 1999 through 2001. As a result of the audit settlement, there was a release of income tax reserves under ASC 740, "Income Taxes," (formerly FIN 48) net of the tax audit assessment and the amount was not material. After fiscal 2010 year-end, the German tax authorities also concluded and issued an assessment for the audit of this subsidiary for the tax years 2002 through 2005. Since the written tax audit assessment was received after fiscal 2010 year-end, there was no adjustment to the ASC 740 net tax reserves in fiscal 2010. The reserve will be released in fiscal year 2011 and the impact of the net tax expense will not be material.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is quoted on the NASDAQ Global Market under the symbol "COHR." The following table sets forth the high and low sales prices for each quarterly period during the past two fiscal years as reported on the Nasdaq Global Select Market or its predecessor, the Nasdaq National Market.

	Fiscal
	2010		2009
	High	Low	High	Low
First quarter	$30.20	$23.33	$35.55	$20.66
Second quarter	$33.02	$26.35	$22.30	$14.51
Third quarter	$38.24	$31.92	$21.22	$16.83
Fourth quarter	$40.20	$32.83	$25.51	$18.89

        The number of stockholders of record as of December 1, 2010 was 1,190. No cash dividends have been declared or paid since Coherent was founded and we have no present intention to declare or pay cash dividends.

        On April 29, 2010, we announced that the Board of Directors had authorized the repurchase of up to $50 million of our common stock. During the year ended October 2, 2010, we repurchased and retired 1,195,919 shares of outstanding common stock at an average price of $36.21 per share for a total of $43.3 million, excluding expenses. Such repurchases were accounted for as a reduction in additional paid in capital. At October 2, 2010, $6.7 million remains authorized for repurchase under our current stock repurchase program. The timing and size of any purchases will be subject to market conditions. The program is authorized for 12 months.

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

 COMPANY STOCK PRICE PERFORMANCE

        The following graph shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from October 1, 2005 through October 2, 2010 comparing the return on our common stock with the Russell 2000 Index, the Standard and Poors Technology Index and the Nasdaq Composite Index. No dividends have been declared or paid on our common stock during such period. The stock price performance shown on the following graph is not necessarily indicative of future price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG COHERENT, INC.,
THE RUSSELL 2000 INDEX, THE S&P TECHNOLOGY INDEX AND
THE NASDAQ COMPOSITE INDEX.

Comparison of Cumulative Five Year Total Return

		INDEXED RETURNS
	Base Period	Years Ending
Company Name / Index	10/1/05	9/30/06	9/29/07	9/27/08	10/3/09	10/2/10
Coherent, Inc.	100	118.37	109.56	119.50	78.45	137.30
Russell 2000 Index	100	109.92	123.49	109.51	91.72	108.78
S&P Technology Index	100	103.26	127.35	97.58	98.06	111.96
NASDAQ Composite Index	100	106.39	127.37	96.70	100.00	112.86

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

        We derived the selected consolidated financial data as of fiscal 2010 and 2009 year-end and for fiscal 2010, 2009 and 2008 from our audited consolidated financial statements, and accompanying notes, contained in this annual report. The consolidated statements of operations data for fiscal 2007 and 2006 and the consolidated balance sheet data as of fiscal 2008, 2007 and 2006 year-end are derived from our consolidated financial statements which are not included in this report.

Consolidated financial data	Fiscal 2010(1)	Fiscal 2009(2)	Fiscal 2008(3)	Fiscal 2007(4)	Fiscal 2006(5)
	(in thousands, except per share data)
Net sales	$605,067	$435,882	$599,262	$601,153	$584,652
Gross profit	$260,811	$161,110	$251,906	$250,008	$256,113
Net income(loss)	$36,916	$(35,319)	$23,403	$15,951	$45,394
Net income (loss) per share(6):
Basic	$1.49	$(1.45)	$0.85	$0.51	$1.47
Diluted	$1.47	$(1.45)	$0.83	$0.50	$1.44
Shares used in computation(6):
Basic	24,718	24,281	27,505	31,398	30,973
Diluted	25,091	24,281	28,054	32,024	31,567
Total assets	$803,104	$753,604	$806,383	$947,600	$1,082,524
Long-term obligations	$33	$6	$15	$21	$201,023
Other long-term liabilities	$79,688	$91,685	$94,606	$47,848	$37,419
Stockholders' equity	$591,463	$575,571	$598,435	$770,986	$717,504

(1)
Includes restructuring expenses of $5.8 million after tax primarily related to the closure of our Finland site and the consolidation of our Montreal, Canada site into our Portland, Oregon site and a net benefit after tax of $1.4 million related to a receipt from the settlement of litigation resulting from our internal stock option investigation.

(2)
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

(3)
Includes $5.5 million in after-tax costs related to our stock option investigation and litigation, restructuring expenses of $3.9 million after-tax related to the exit of our Auburn, California facility, the consolidation of our German DPSS manufacturing into one location in Germany and headcount reductions due to the evolving global economic situation, and a tax charge of $1.4 million in connection with a dividend from one of our European subsidiaries.

(4)
Includes a $12.6 million loss on our sale of our Auburn campus in Auburn, California, $7.0 million in after-tax costs related to our stock option investigation and litigation, a $2.6 million after-tax charge to write off unamortized capitalized deferred issuance costs associated with our repayment of our convertible subordinated notes, a charge of $2.2 million for in-process research and development ("IPR&D") related to our purchase of Nuvonyx, $0.2 million after-tax costs related to the termination of the Excel merger agreement, a $3.6 million capital gain on the sale of our

  Condensa building in Santa Clara, California, and a $0.7 million after-tax gain from the sale of substantially all of the net assets of our Coherent Imaging Optics Limited (COIL) subsidiary to CVI Laser.

(5)
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8, "Financial Statements and Supplementary Data" in this annual report. This discussion contains forward- looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in "Risk Factors" and elsewhere in this annual report. Please see the discussion of forward looking statements at the beginning of this annual report under "Special Note Regarding Forward Looking Statements."

KEY PERFORMANCE INDICATORS

        The following is a summary of some of the quantitative performance indicators (as defined below) used to assess our results of operations and financial condition:

	Fiscal
	2010	2009	2008
	(Dollars in thousands)
Bookings	$695,954	$419,239	$594,049
Book-to-bill ratio	1.15	0.96	0.99
Net Sales—Commercial Lasers and Components	$208,691	$125,619	$198,748
Net Sales—Specialty Lasers and Systems	$396,276	$310,163	$400,414
Gross Profit as a Percentage of Net Sales—Commercial Lasers and Components	36.2%	26.4%	39.8%
Gross Profit as a Percentage of Net Sales—Specialty Lasers and Systems	47.0%	41.4%	43.7%
Research and Development Expenses as a Percentage of Net Sales	12.0%	14.1%	12.4%
Income (Loss) Before Income Taxes	$57,979	$(35,855)	$37,287
Net Cash Provided by Operating Activities	$78,813	$39,049	$68,362
Days Sales Outstanding in Receivables	65.6	61.3	58.0
Fourth Quarter Inventory Turns	3.9	2.9	2.9
Capital Spending as a Percentage of Net Sales	2.5%	5.0%	3.8%

        Definitions and analysis of these performance indicators are as follows:

Bookings and Book-to-Bill Ratio

        Bookings represent orders expected to be shipped within 12 months and services to be provided pursuant to service contracts. While we generally have not experienced a significant rate of cancellation, bookings are generally cancelable by our customers without substantial penalty and, therefore, we cannot assure all bookings will be converted to net sales.

        The book-to-bill ratio is calculated as annual bookings divided by annual net sales. This is an indication of the strength of our business, with a ratio greater than 1.0 indicating that demand is for our products is greater than what we supply in the year.

        Fiscal 2010 bookings reached a new record. Bookings increased 66.0% from fiscal 2009, with increases in all four markets led by a significant increase in the microelectronics market. Bookings increases by market compared to fiscal 2009 were microelectronics (140%), materials processing (69%), OEM components and instrumentation (51%) and scientific (10%).

        Fiscal 2009 bookings were weak, decreasing 29.4% from fiscal 2008, particularly in the microelectronics and OEM components and instrumentation markets that were most impacted by the decline in consumer confidence and spending. As a result of the macroeconomic conditions in fiscal 2009, three of our markets experienced significant declines in bookings for the full fiscal year when compared to fiscal 2008: microelectronics (43%), materials processing (38%) and OEM components and instrumentation (35%). Scientific bookings increased 6% from fiscal 2008 to fiscal 2009.

Microelectronics

        Record-setting bookings in fiscal 2010 increased 140% from fiscal 2009 and the book-to-bill ratio for the year was 1.26.

        Of the markets that we participate in, none gets more attention from analysts and investors than semiconductor capital equipment even though it represents only a modest portion of our overall business. Our business in fiscal 2011 should be resilient due to prior design wins with a number of key customers that have signaled stable capital equipment spending for advanced node logic and memory applications. We are investing in new technologies that will support higher resolution, better throughput and enhanced yields.

        There are several trends that will define the advanced packaging market for fiscal 2011, including the continued proliferation of mobile and tablet devices, accelerated migration towards laser-based direct imaging and via drilling systems and continued penetration of light-emitting diode (LED) devices for high-end displays. The growth outlook for mobile handsets and a projected increase in the number of tablets in 2011 bode well for our business in this market. One area that should benefit are lasers used in circuit board manufacturing, either for patterning through laser direct imaging or via drilling for high density interconnects. In 2010, we saw significant growth in lasers used for LED manufacturing. And while fab buildouts are continuing, the current glut in older generation LCD panel inventories has caused the market to pause. We anticipate that price incentives going into calendar year-end will clear the inventory and growth will return in the first half of calendar 2011.

        We took advantage of flat panel display manufacturing opportunities in the fourth quarter of fiscal 2010 with a multi-unit order for LCD annealing systems for mobile and tablet displays and significant orders for lasers used in light guide plate manufacturing for LED-based displays. We have recently received a multi-unit order for OLED manufacturing totaling approximately $37 million. The order was largely for Vyper™ lasers, our most advanced excimer light source, and line beam optics. All systems covered by this order are scheduled to ship within fiscal 2011.

        Growing pains persist in the solar market as most crystalline silicon manufacturers run at high capacity, but face dropping module prices. Interest remains high in techniques that improve efficiency and decrease cost. We are working with multiple customers on doping applications with many of them describing their work at the recent solar show in Valencia, Spain.

OEM Components and Instrumentation

        Bookings in fiscal 2010 increased 51% from fiscal 2009 and the book- to-bill ratio for the year was 1.09. Orders of $165.3 million in the fourth quarter of fiscal 2010 set a new quarterly record.

        We received a number of large and/or annual orders in the fourth quarter of fiscal 2010, which we interpret as confidence in the midterm business outlook. While all geographies contributed, our OEM customers have highlighted the rising importance of Asian customers to their business. This is consistent with developing economies and growing discretionary income that can be applied to aesthetic or vision correction procedures. We have seen similar trends in the diagnostic market.

        Within in the product families, our OPS™ platform is doing well, especially within bioinstrumentation where form, function and reliability are critical. Demand for Existar™ excimer lasers used in refractive surgery is reflecting global trends including Asia. In addition, the machine vision business, whose products we acquired in the first quarter fiscal 2010 from StockerYale has shown solid demand.

Materials Processing

        Although annual bookings increased significantly (69%) from fiscal 2009 and fiscal 2010's book-to-bill ratio was 1.10, bookings in the fourth quarter of fiscal 2010 decreased from the third quarter of fiscal 2010 due to the timing of several larger orders rather than a change in market sentiment, and seasonal softness in China that was offset by gains in Europe. The mix of low power applications and technologies remains relatively consistent with prior quarters.

        Orders increased for high power products such as the E-1000 CO2 laser and direct diode modules for use in cutting, welding and cladding. The development of our high power fiber laser product remains on track. We have completed several important program milestones including cutting metals with market-competitive speed and quality.

        The laser tools business is tracking to expectations and, at the same time, is providing an interesting contrast to the laser OEM business. The most notable differences are the amount of content we deliver and our involvement in process development. The end user and laser OEM customer response has been positive, so we see limited risk to stand-alone laser sales. The response at tradeshows has been strong.

Scientific and Government Programs

        Record-setting bookings in fiscal 2010 increased 10% from fiscal 2009 and the book-to-bill ratio for the year was 1.05.

        The high order rate reflected pent-up demand from the third quarter of fiscal 2010 as well as lingering American Recovery and Reinvestment Act of 2009 (ARRA) funds in the United States. On the product front, we recognized record orders for Chameleon™ lasers for biological imaging applications and ultrafast amplifier systems for use in chemistry, physics and materials science research. We are also pleased with the acceptance of our OPS™ platform as a pump source for a growing number of applications. For the full year, we benefitted from stimulus funding in the U.S. and abroad and share gains, particularly in Asia. We estimate that ARRA contributed between $7 and $10 million in bookings.

Net Sales

        Net sales include sales of lasers, laser tools, related accessories and service contracts. Net sales for fiscal 2010 increased 38.8% from fiscal 2009. Net sales for fiscal 2009 decreased 27.3% from fiscal 2008. For a more complete description of the reasons for changes in net sales refer to the "Results of Operations" section below.

Gross Profit as a Percentage of Net Sales

        Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage for CLC increased to 36.2% in fiscal 2010 from 26.4% in fiscal 2009 and decreased from 39.8% in fiscal 2008. Gross profit percentage for SLS increased to 47.0% in fiscal 2010 from 41.4% in fiscal 2009 and 43.7% in fiscal 2008. For a more complete description of the reasons for changes in gross profit refer to the "Results of Operations" section below.

Research and Development as a Percentage of Net Sales

        Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage decreased to 12.0% from 14.1% in fiscal 2009 and 12.4% in fiscal 2008. R&D percentage decreased primarily due to higher sales volumes, partially offset by higher project development spending. For a more complete description of the reasons for changes in R&D spending refer to the "Results of Operations" section below.

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

Days Sales Outstanding in Receivables

        We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 360 days for years. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for fiscal 2010 increased 4.3 days from fiscal 2009 to 65.6 days. The increase in DSO in receivables is primarily due to slower collections, particularly in Japan, and a higher concentration of sales in the fourth quarter.

Annualized Inventory Turns

        We calculate annualized inventory turns as cost of sales during the fourth quarter annualized and divided by net inventories at the end of the fourth quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for fiscal 2010 increased 0.5 days from fiscal 2009 to 3.4 days. The improvement in inventory turns is primarily due to higher revenues in fiscal 2010 compared to fiscal 2009 and efforts to control inventories such as site consolidations, increases in outsourcing and other inventory reduction programs.

Capital Spending as a Percentage of Net Sales

        Capital spending as a percentage of net sales ("capital spending percentage") is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology. Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage decreased from 5.0% in fiscal 2009 to 2.5% in fiscal 2010 and increased from 3.8% in fiscal 2008 to 5.0% in fiscal 2009. The fiscal 2010 decrease was primarily due to higher sales volumes in fiscal 2010 net of fiscal 2009 spending for the purchase of assets in support of a more effective business model for our semiconductor business and building investments related to our facilities consolidation and relocation programs. The fiscal 2009 increase was primarily due to lower revenues in fiscal 2009 as well as the purchase of assets in support of a more effective business model for our semiconductor business and building investments related to our facilities consolidation and relocation programs. We expect capital spending for fiscal 2011 to be approximately 4% of net sales.

SIGNIFICANT EVENTS

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

        Effective March 31, 2008, we entered into a $40 million unsecured revolving credit account with Union Bank of California, which, as amended, expires on March 31, 2012. Our Union Bank of California agreement is subject to covenants related to financial ratios and tangible net worth.

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

        In fiscal 2009, we initiated the planning phase of a multiyear project, with a targeted completion date of September 2010, to exit our epitaxial growth facility in Tampere, Finland and establish enhanced capabilities in Sunnyvale, California. We decided to delay the closure due to a significant increase in demand for our products manufactured in Finland and we currently anticipate exiting the facility in the third quarter of fiscal 2011. We completed the consolidation of the remainder of our Munich facility into our Göttingen site during third quarter of fiscal 2009. During the second quarter of fiscal 2009, we substantially completed the transition of our optics manufacturing assets from Auburn, California to REO, and announced that we would be exiting our facility in St. Louis, Missouri. We completed the exit from St. Louis, Missouri in the fourth quarter of fiscal 2009.

        On October 13, 2009, we acquired all the assets and certain liabilities of StockerYale's laser module product line in Montreal and its specialty fiber product line in Salem, New Hampshire for $15.0 million in cash. StockerYale designs, develops and manufactures low power laser modules, light emitting diode (LED) systems and specialty optical fiber products. These assets and liabilities have been included in our Commercial Lasers and Components segment.

        On April 29, 2010 we announced that our Board of Directors authorized the Company to repurchase up to $50 million of our common stock under a stock repurchase program. In the second half of fiscal 2010, we repurchased and retired 1,195,829 shares of outstanding common stock for a total of $43.3 million, excluding expenses. The timing and size of any future purchases will be subject to cash balances and general business and market conditions. The program is authorized for 12 months from the date of announcement.

        On April 29, 2010, we acquired Beam Dynamics for $6.25 million, excluding transaction fees. Beam Dynamics manufactures flexible laser cutting tools for the materials processing market. These assets and liabilities have been included in our Commercial Lasers and Components segment.

        On November 4, 2010, we announced that we entered into a definitive agreement to acquire the business assets of privately-held Hypertronics for approximately $15.0 million in an all cash transaction. The transaction is subject to a number of closing conditions and is expected to close during our second fiscal quarter of 2011.

RESULTS OF OPERATIONS—FISCAL 2010, 2009 AND 2008

        Fiscal 2009 included 53 weeks; fiscal 2010 and 2008 included 52 weeks.

Consolidated Summary

        The following table sets forth, for the years indicated, the percentage of total net sales represented by the line items reflected in our consolidated statement of operations:

	Fiscal
	2010	2009	2008
	(As a percentage of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.9%	63.0%	58.0%

Gross profit	43.1%	37.0%	42.0%

Operating expenses:
Research and development	12.0%	14.1%	12.4%
In-process research and development	—%	—%	—%
Selling, general and administrative	20.4%	24.8%	24.5%
Impairment of goodwill	—%	4.4%	—%
Amortization of intangible assets	1.3%	1.7%	1.4%

Total operating expenses	33.7%	45.0%	38.3%

Income (loss) from operations	9.4%	(8.0)%	3.7%
Other income (net)	0.2%	(0.2)%	2.5%

Income (loss) before income taxes	9.6%	(8.2)%	6.2%
Provision for (benefit from) income taxes	3.5%	(0.1)%	2.3%

Net income (loss)	6.1%	(8.1)%	3.9%

        Refer to Item 6 "Selected Financial Data" for a description of significant events that impacted the results of operations for fiscal years 2010, 2009 and 2008.

Net Sales

Market Application

        The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$230,763	38.1%	$132,152	30.3%	$206,256	34.4%
Scientific and government programs	140,880	23.3%	122,863	28.2%	125,000	20.9%
OEM components and instrumentation	151,243	25.0%	119,795	27.5%	173,835	29.0%
Materials processing	82,181	13.6%	61,072	14.0%	94,171	15.7%

Total	$605,067	100.0%	$435,882	100.0%	$599,262	100.0%

        During fiscal 2010, net sales increased by $169.2 million, or 39%, compared to fiscal 2009, including an increase of $6.1 million due to the impact of foreign currency exchange rates, with sales increasing in all four markets. Microelectronics sales increased $98.6 million, or 75%, primarily due to higher sales in advanced packaging, flat panel display, semiconductor and solar applications. The increase in the OEM components and instrumentation market of $31.5 million, or 26%, during fiscal

2010 was primarily due to higher shipments for flow cytometry applications and for machine vision applications due to the acquisition of certain product lines from StockerYale in the first quarter of fiscal 2010. Materials processing sales increased $21.1 million, or 35%, during fiscal 2010 primarily due to higher shipments for marking applications. The increase in scientific and government program market sales of $18.0 million, or 15%, during fiscal 2010 was due to higher demand for advanced research applications used by university and government research groups in part due to Federal stimulus money.

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

        In fiscal 2010, 2009 and 2008, no customers accounted for greater than 10% of net sales.

Segments

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

        The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Commercial Lasers and Components (CLC)	$208,691	34.5%	$125,619	28.8%	$198,748	33.2%
Specialty Lasers and Systems (SLS)	396,276	65.5%	310,163	71.2%	400,414	66.8%
Corporate and other	100	—%	100	—%	100	—%

Total	$605,067	100.0%	$435,882	100.0%	$599,262	100.0%

        Net sales for fiscal 2010 increased $169.2 million, or 39%, compared to fiscal 2009, with increases of $86.1 million, or 28%, in our SLS segment and increases of $83.1 million, or 66%, in our CLC segment. Net sales for fiscal 2009 decreased $163.4 million, or 27%, compared to fiscal 2008, with decreases of $90.3 million, or 23%, in our SLS segment and decreases of $73.1 million, or 37%, in our CLC segment.

        The increase in our CLC segment sales from fiscal 2009 to fiscal 2010 was primarily due to higher advanced packaging, materials processing, flat panel display and instrumentation application sales. The decrease in our CLC segment sales from fiscal 2008 to fiscal 2009 was primarily due to lower sales in advanced packaging, materials processing and semiconductor applications sales.

        The increase in our SLS segment sales from fiscal 2009 to fiscal 2010 was primarily due to higher sales for advanced packaging, semiconductor, solar, scientific and flat panel display applications. The decrease in our SLS segment sales from fiscal 2008 to fiscal 2009 was primarily due to lower revenue for bio-instrumentation, medical, microelectronics and semiconductor applications.

Gross Profit

Consolidated

        Our gross profit rate increased by 6.1% to 43.1% in fiscal 2010 from 37.0% in fiscal 2009. The increase in the gross profit rate was primarily due to higher sales volumes and a lower manufacturing cost structure as well as lower restructuring costs. The improvement includes lower other costs primarily due to lower need for inventory provisions for excess and obsolete items (2.3%), the benefit of a lower manufacturing cost structure (1.8%), lower restructuring costs (1.4%) and lower warranty and installation costs (0.7%) due to the benefit of increasing volumes net of the cost resulting from replacement of non-compliant vendor components.

        Our gross profit rate decreased by 5.0% to 37.0% in fiscal 2009 from 42.0% in fiscal 2008. The decrease in the gross profit rate was primarily due to higher other costs (1.8%) due to the need for higher inventory provisions and the impact of lower sales volumes, unfavorable impact of fixed manufacturing costs on lower sales volumes net of the benefit of a weakened Euro and favorable product mix in the instrumentation market partially offset by the less favorable microelectronics market mix (1.8%) and the incremental impact of restructuring activities (1.5%) partially offset by lower stock-based compensation expense (0.2%).

        Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations.

Commercial Lasers and Components

        Our CLC gross profit rate increased by 9.8% to 36.2% in fiscal 2010 from 26.4% in fiscal 2009. The increase in gross profit rate was primarily due to lower other costs (4.3%) primarily due to lower need for inventory provisions and the impact of higher sales volumes, lower restructuring costs (1.9%), the impact of increased volumes and cost reduction efforts (1.9%) and lower warranty and installation costs (1.6%) due to the benefit of increasing volumes net of the cost resulting from replacement of non-compliant vendor components.

        Our CLC gross profit rate decreased by 13.4% to 26.4% in fiscal 2009 from 39.8% in fiscal 2008. The decrease in gross profit rate was primarily due to higher product costs primarily due to the impact of lower volumes and unfavorable product mix with a higher proportion of net sales in lower margin markets (6.5%), higher other costs (3.3%) due to the need for higher inventory provisions, the incremental impact of restructuring activities (2.8%) and higher warranty and installation costs (0.8%).

Specialty Lasers and Systems

        Our SLS gross profit rate increased by 5.6% to 47.0% in fiscal 2010 from 41.4% in fiscal 2009. The increase in gross profit rate was primarily due to the impact of increased volumes and cost reduction efforts as well as favorable product mix in the microelectronics and solar markets (2.5%), lower other costs (1.7%) due to lower need for inventory provisions and the impact of higher sales volumes and lower restructuring costs (1.3%). Although warranty and installation costs as a percentage of net sales were flat, the benefit of increasing volumes was offset by the cost resulting from replacement of non-compliant vendor components.

        Our SLS gross profit rate decreased by 2.3% to 41.4% in fiscal 2009 from 43.7% in fiscal 2008. The decrease in gross profit rate was primarily due to higher other costs (1.3%) due to the need for higher inventory provisions and the impact of lower sales volumes, the incremental impact of restructuring activities (1.0%) and the impact of lower sales volumes net of a favorable product mix from the instrumentation market and less favorable mix from the microelectronics market and the benefit of a weakened Euro (0.2%) partially offset by lower warranty and installation costs (0.1%).

Operating Expenses

	Fiscal
	2010		2009		2008
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$72,354	12.0%	$61,417	14.1%	$74,287	12.4%
Selling, general and administrative	123,575	20.4%	108,098	24.8%	146,376	24.5%
Impairment of goodwill	—	—%	19,286	4.4%	—	—%
Amortization of intangible assets	8,002	1.3%	7,466	1.7%	8,651	1.4%

Total operating expenses	$203,931	33.7%	$196,267	45.0%	$229,314	38.3%

Research and development

        Fiscal 2010 research and development ("R&D") expenses increased $10.9 million, or 18%, from fiscal 2009. The increase was primarily due to higher payroll spending ($4.2 million) due to higher performance-related compensation net of lower severance-related restructuring costs and the elimination of mandatory time off, higher project spending ($3.6 million), the acquisition of certain product lines from StockerYale in the first quarter of fiscal 2010 and Beam Dynamics in the third quarter of fiscal 2010 ($2.6 million), higher charges for increases in deferred compensation plan liabilities ($0.7 million) with the related earnings for increases in deferred compensation plan assets recorded in other income (expense), $0.3 million higher stock-based compensation expense and higher other spending ($0.2 million) partially offset by lower non-severance related restructuring costs ($0.7 million).

        Fiscal 2009 R&D expenses decreased $12.9 million, or 17%, from fiscal 2008. The decrease was primarily due to lower payroll and bonus spending including mandatory time off in fiscal 2009 and the impact of lower headcount ($9.2 million), lower spending on projects ($4.3 million), the impact of foreign currency exchange rates ($2.1 million), lower stock-based compensation expense ($1.1 million) and a higher benefit due to decreases in deferred compensation plan liabilities ($0.5 million) with the related decreases in deferred compensation plan assets recorded in other income (expense), partially offset by lower net reimbursements from customers for development projects ($2.4 million) and higher restructuring costs ($1.9 million). On a segment basis, CLC spending decreased $6.2 million primarily due to lower project spending including lower payroll and bonus spending. SLS spending decreased $5.9 million primarily due to lower spending on projects, lower payroll and bonus spending and the impact of foreign currency exchange rates. Corporate and other spending decreased $0.8 million.

Selling, general and administrative

        Fiscal 2010 selling, general and administrative ("SG&A") expenses increased $15.5 million, or 14%, from fiscal 2009. The increase was primarily due to $11.0 million higher payroll spending due to higher performance-related compensation spending and the elimination of mandatory time off net of savings from site consolidations and other restructuring activities, $4.3 million higher charges due to increases in deferred compensation plan liabilities with the related earnings for increases in deferred compensation plan assets recorded in other income (expense), the acquisition of certain product lines from StockerYale ($2.8 million), higher other spending ($1.2 million), $0.9 million higher stock-based compensation expense and the impact of foreign currency exchange rates ($0.6 million) partially offset by $3.3 million lower costs incurred for litigation resulting from our internal stock option investigation primarily due to a receipt from the settlement of the litigation and $2.0 million lower spending on facilities due to site consolidations. On a segment basis, CLC spending increased $6.1 million primarily due to higher payroll spending and the acquisition of certain product lines from StockerYale. SLS segment expenses increased $3.0 million primarily due to higher payroll spending net of savings from site consolidations. Spending for Corporate and other increased $6.4 million primarily due to higher charges due to increases in deferred compensation plan liabilities and higher performance-related compensation spending partially offset by lower costs incurred for litigation resulting from our internal stock option investigation.

        Fiscal 2009 SG&A expenses decreased $38.3 million, or 26%, from fiscal 2008. The decrease was primarily due to $14.1 million lower payroll and bonus spending including the impact of lower headcount and mandatory time off in fiscal 2009, $7.9 million lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation, the impact of foreign currency exchange rates ($4.2 million), $3.8 million lower stock-based compensation expense, $2.7 million lower spending on depreciation and equipment, $2.7 million lower spending on travel, demo depreciation and advertising, $2.4 million lower spending on legal and other consulting, a higher benefit due to decreases in deferred compensation plan liabilities ($1.9 million) with the related decreases in deferred compensation plan assets recorded in other income (expense) and lower other spending ($0.7 million), partially offset by $2.1 million higher restructuring costs. On a segment basis, SLS SG&A expenses decreased $12.2 million and CLC SG&A expenses decreased $7.1 million, both primarily due to lower payroll and bonus spending, the impact of foreign currency exchange rates, lower depreciation and lower spending on travel and advertising. Corporate and other spending decreased $19.0 million primarily due to lower costs related to our restatement of financial statements and litigation resulting from our internal stock option investigation, lower stock-based compensation expense, a higher benefit due to decreases in deferred compensation plan liabilities, lower payroll and bonus spending and lower spending on legal and other consulting.

Impairment of goodwill

        Under generally accepted accounting principles, goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. During the first quarter of fiscal 2009, our stock price declined substantially, which combined with expectations of declines in forecasted operating results due to the slowdown in the global economy, led the Company to conclude that a triggering event for review for potential goodwill impairment had occurred. Accordingly, as of December 27, 2008, we performed an interim goodwill impairment evaluation which indicated that the goodwill was fully impaired. We recorded a non-cash goodwill impairment charge of $19.3 million in the CLC reporting unit in the first quarter of fiscal 2009.

Amortization of intangible assets

        Amortization of intangible assets increased $0.5 million, or 7%, from fiscal 2009 to fiscal 2010 primarily due to the acquisition of certain product lines from StockerYale and the acquisition of Beam Dynamics partially offset by completion of amortization of certain intangibles related to prior acquisitions.

        Amortization of intangible assets decreased $1.2 million, or 14%, from fiscal 2008 to fiscal 2009 primarily due to the completion of amortization of certain intangibles related to prior acquisitions.

Other income (expense), net

        Other income (expense), net, increased $1.8 million from fiscal 2009 to fiscal 2010. The increase was primarily due to the recovery in the market value of our deferred compensation plan assets ($5.1 million) partially offset by lower benefit from Japan consumption tax savings ($2.5 million) as the benefit expired in the fourth quarter of fiscal 2009, lower interest income ($0.6 million) as a result of lower rates of return net of interest on tax refunds and the impact of higher average cash, cash equivalents and short-term investments balances and higher foreign currency exchange losses ($0.3 million).

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

Income taxes

        The effective tax rate on income before income taxes for fiscal 2010 of 36.3% was higher than the statutory rate of 35.0%. This was primarily due to stock compensation not deductible for tax purposes and an increase in valuation allowance against capital loss carryforwards, California research and development tax credits as a result of California legislation enacted in February 2009 and certain foreign net operating loss carryforwards. These increases are partially offset by the benefit of income subject to foreign tax rates that are lower than U.S. tax rates and research and development credits.

        During fiscal 2010, we increased our valuation allowance on deferred tax assets by $0.6 million to $7.4 million, primarily due to a capital loss limitation true-up, the reduced ability to utilize California R&D tax credits as a result of the current apportionment factor and the reduced ability to utilize foreign net operating losses. During fiscal year 2009, we increased our valuation allowance on deferred tax assets to $6.8 million, primarily due to California R&D tax credits as a result of new California legislation and the reduced ability to utilize foreign net operating losses. During fiscal 2008, we decreased our valuation allowance on deferred tax assets to $1.7 million, primarily due to the expiration of federal and state capital loss carryforwards and the valuation allowance with respect to the loss from the disposal of our Auburn facility in California was also reduced with a corresponding increase in uncertain tax positions. In making the determination to record the valuation allowance, management considered the likelihood of future taxable income and feasible and prudent tax planning strategies to realize deferred tax assets. In the future, if we determine that we expect to realize deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made.

        The "Worker, Homeownership and Business Assistance Act of 2009" was enacted on November 6, 2009. Under the Act, businesses with net operating losses for 2008 and 2009 may carry back those losses for up to five years. We elected to carry back the net operating loss generated in the tax year ended October 3, 2009 to the tax year ended September 30, 2006 and we received a refund of $2.7 million.

        In September 2008, the state of California approved its budget which limited our ability to utilize available state net operating losses and tax credits. Under this tax law, the utilization of net operating losses was suspended for tax years 2008 and 2009 and the expiration date of net operating loss carryforwards was extended for a two-year period. Additionally, for tax years 2008 and 2009, taxpayers may only utilize available tax credits to reduce 50% of their current tax liability. The new law does not affect the amount of net operating loss or tax credit carryforwards that we expect to ultimately use to offset future California taxes. However, it did limit the amount of net operating losses and tax credits that we were able to utilize to reduce our taxes payable for fiscal year 2010. This amount is not considered material.

        On October 8, 2010, the state of California approved its 2010-2011 budget that includes modifications to tax law provisions that were previously set to become effective with tax years beginning on or after January 1, 2011. We are assessing the effects of the change in the tax law and will recognize any impacts in fiscal year 2011.

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

	Fiscal
	2010	2009	2008
Net cash provided by operating activities	$78,813	$39,049	$68,362
Sales of shares under employee stock plans	33,438	4,674	16,509
Repurchase of common stock	(43,335)	—	(228,214)
Capital expenditures	(15,139)	(21,627)	(22,612)
Acquisition of businesses, net of cash acquired	(20,745)	—	—
Net payments on debt borrowings	(19)	(8)	(8)

        Net cash provided by operating activities increased by $39.8 million in fiscal 2010 compared to fiscal 2009 and decreased by $29.3 million in fiscal 2009 compared to fiscal 2008. The increase in cash provided by operating activities in fiscal 2010 was primarily due to higher net income and higher cash flows due to new tax legislation which allows the carry back of net operating losses for up to five years partially offset by lower cash flows from increased working capital (accounts receivable and inventories, net of increases in accounts payable and accrued expenses) needed to support increased sales and projected sales volumes. The decrease in cash provided by operating activities in fiscal 2009 was primarily due to lower net income and lower net cash flows from deferred income taxes partially offset by higher cash flows as a result of declining balances of inventories and accounts receivable. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

        We intend to continue pursuing acquisition opportunities at valuations we believe are reasonable based upon market conditions as demonstrated by our acquisition of businesses from StockerYale in the first quarter of fiscal 2010 and Beam Dynamics in the third quarter of fiscal 2010 as well as the pending acquisition of the business assets of Hypertronics in the first quarter of fiscal 2011 (see Note 19 "Subsequent Events" in the Notes to Consolidated Financial Statements). However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us. We expect to fund future acquisitions primarily through existing cash balances and cash flows from operations. If required, we will look for additional borrowings or consider the issuance of securities. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment.

        On April 29, 2010, we announced that the Board of Directors had authorized us to repurchase up to $50 million of our common stock under our stock repurchase program. The program is authorized for 12 months. In fiscal 2010, we repurchased and retired 1,195,829 shares of outstanding common stock for a total of $43.3 million, excluding expenses.

        During fiscal year 2008, we initiated restructuring plans to decrease costs by consolidating facilities and reducing our workforce. As of October 2, 2010, we had made payments in connection with the restructuring plans in the amount of $25.2 million. We expect to complete payments for substantially all anticipated costs related to the restructuring plans by the third quarter of fiscal 2011.

        Additional sources of cash available to us were international currency and domestic lines of credit and bank credit facilities totaling $56.1 million as of October 2, 2010, of which $54.1 million was unused and available. These credit facilities were used in Europe during fiscal 2010 as guarantees. Our domestic line of credit includes a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2012 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic line of credit and $2.0 million has been used of the international currency lines as of October 2, 2010.

        Our ratio of current assets to current liabilities was 4.1:1 at October 2, 2010, compared to 5.6:1 at October 3, 2009. The decrease in our ratio is primarily due to increases in other current liabilities and accounts payable. Our cash and cash equivalents, short-term investments, restricted cash, working capital and debt obligations are as follows (in thousands):

	Fiscal
	2010	2009
Cash and cash equivalents	$245,380	$199,950
Short-term investments	17,391	43,685
Restricted cash, current	625	—
Working capital	410,597	396,428
Total debt obligations	51	15

Current Restricted Cash

        As part of our purchase of Beam Dynamics, Inc. in the third quarter of fiscal 2010, $625,000 of the purchase price is held in escrow for 12 months and is included in current restricted cash on our consolidated balance sheets.

Contractual Obligations and Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements as defined by Regulation S-K of the Securities Act of 1933. The following summarizes our contractual obligations at October 2, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt payments	$51	$18	$33	$—	$—
Operating lease payments	42,164	8,287	11,100	7,296	15,481
Asset retirement obligations	2,059	328	1,090	—	641
Purchase commitments with suppliers	37,591	37,581	10	—	—
Purchase obligations	3,584	3,584	—	—	—

Total	$85,449	$49,798	$12,233	$7,296	$16,122

        Because of the uncertainty as to the timing of such payments, we have excluded cash payments related to our contractual obligations for our deferred compensation plans aggregating $24.3 million at October 2, 2010.

        As of October 2, 2010, we recorded gross unrecognized tax benefits of $50.1 million and gross interest and penalties of $6.9 million. As of October 3, 2009, we recorded gross unrecognized tax benefits of $58.1 million and gross interest and penalties of $7.7 million. Both gross unrecognized tax benefits and gross interest and penalties are classified as non-current liabilities in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes. As a result, these amounts are not included in the table above.

Changes in financial condition

        Cash provided by operating activities in fiscal 2010 was $78.8 million, which included net income of $36.9 million, depreciation and amortization of $29.7 million, increases in net deferred tax assets of $13.3 million, stock-based compensation expense of $8.3 million and non-cash restructuring charges of $4.3 million partially offset by cash used by operating assets and liabilities of $13.2 million and $0.5 million other.

        Cash used in investing activities in fiscal 2010 of $11.9 million included $20.7 million used to acquire certain assets of StockerYale and our acquisition of Beam Dynamics, $15.1 million used to acquire property and equipment and improve buildings, a $2 million investment in SiOnyx and a $0.6 million increase in restricted cash partially offset by $24.4 million of net proceeds from sales of available-for-sale securities and $2.1 million in proceeds from dispositions of property and equipment.

        Cash used in financing activities in fiscal 2010 was $10.2 million, including $43.3 million used to repurchase our common stock and $0.3 million other partially offset by $33.4 million generated from our employee stock purchase plans.

        Changes in exchange rates in fiscal 2010 resulted in a decrease in cash balances of $11.3 million.

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

        For most products, training is not provided; therefore, no post-delivery training obligation exists. However, when training is provided to our customers, it is typically priced separately and recognized as revenue as these services are provided.

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

        We have historically relied on the Income approach to determine the fair value of our reporting units. In the first quarter of fiscal 2009, when we determined that a triggering event had occurred, we subsequently determined that it would be appropriate to rely on the following three valuation approaches to determine the fair value of both of our reporting units. (1) The Income approach utilizes the discounted cash flow model to provide an estimation of fair value based on the cash flows that a business expects to generate. These cash flows are based on forecasts developed internally by management which are then discounted at an after tax rate of return required by equity and debt market participants of a business enterprise. This rate of return or cost of capital is weighted based on the capitalization of comparable companies. (2) The Market approach determines fair value by comparing the reporting units to comparable companies in similar lines of business that are publicly traded. Total Enterprise Value (TEV) multiples such as TEV to revenues and TEV to earnings (if applicable) before interest and taxes of the publicly traded companies are calculated. These multiples are then applied to the reporting unit's operating results to obtain an estimate of fair value. (3) The Transaction approach estimates the fair value of the reporting unit based on market prices in actual transactions. A comparison is done between the reporting units and other similar businesses. Total Enterprise Value multiples for revenue and earnings as noted in the Market approach above are calculated from the comparable companies and then applied to the reporting unit's operating results to obtain an estimate of fair value. Each of these three approaches captures aspects of value in each reporting unit. The Income approach captures our expected future performance, the Market approach captures how investors view the reporting units through other competitors; and, the Transaction approach captures value through transactions for sales of similar types of companies. We believe these valuation approaches are proven valuation techniques and methodologies for our industry and are widely accepted by investors.

        As none were perceived by us to deliver any greater indication of value than the other, we weighted each of the approaches equally. The sensitivity analysis performed by management determined that by changing the weighting placed on the three approaches, the result of the Step 1 test for both reporting units was not affected.

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

        During the third and fourth quarters of fiscal 2009, and the first three quarters of fiscal 2010, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.

        At October 2, 2010, we had $70.8 million of goodwill, $19.9 million of purchased intangible assets and $90.3 million of property and equipment on our consolidated balance sheet. We performed our annual goodwill impairment testing at the beginning of the fourth quarter using the opening balance sheet as of the first day of the fourth fiscal quarter and noted no impairment. As noted in the valuation analysis discussion above, such analysis requires significant judgments and estimates to be made by management in particular related to the forecast. The assumed growth rates and gross margins as well as period expenses were determined based on internally developed forecasts considering our future plans. The assumptions used were management's best estimates based on projected results and market conditions as of the date of testing. Utilizing the Income Approach, we noted no impairment. Based on our evaluation, the fair values of each of the two operating segments significantly exceeded their carrying value. In order to test the sensitivity of these fair values, management further reviewed other scenarios relative to these assumptions to see if the resulting impact on fair values would have resulted in a different conclusion for the CLC and SLS reporting units. Sensitivity was applied to the discount rate used in the Income approach for both the CLC and SLS reporting units. The discount rate for the CLC and SLS reporting units could have been increased by more than 25% and still resulted in no impairment. Based on the outcome of this testing and sensitivity analysis, we decided it would not be necessary to utilize all three testing methods for this annual test.

        As no impairment indicators were present during the fourth quarter of fiscal 2010, we believe these values remain recoverable.

        It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In addition, if the price of our common stock were to significantly decrease combined with any other adverse change in market conditions, thus indicating that the underlying fair value of our reporting units or other long-lived assets may have decreased, we may be required to assess the recoverability of such assets in the period such circumstances are identified. In that event, additional impairment charges or shortened useful lives of certain long-lived assets may be required. Such testing was done on our long-lived assets and intangibles in the Step 1 testing discussed above, and no impairment was noted.

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

        Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $129.4 million at fiscal 2010 year-end. In addition to federal income taxes (which are not practicably determinable), withholding taxes of approximately $5.9 million would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

        The "Worker, Homeownership and Business Assistance Act of 2009" was enacted on November 6, 2009. Under the Act, businesses with net operating losses for 2008 and 2009 may carry back those losses for up to five years. We elected to carry back the net operating loss generated in the tax year ended October 3, 2009 to the tax year ended September 30, 2006 and we received a refund of $2.7 million.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

        We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

        A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at fiscal 2010 year-end, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

        At fiscal 2010 year-end, the fair value of our available-for-sale debt securities was $17.4 million, all of which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were $82,000 and ($2,000), respectively, at fiscal 2010 year-end. At fiscal 2009 year-end, the fair value of our available-for-sale debt securities was $41.2 million, all of which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were $19,000 and ($2,000), respectively, at fiscal 2009 year-end.

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

        The following table provides information about our foreign exchange forward contracts at October 2, 2010. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at October 2, 2010 rates.

        Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Euro	1.2854	$(25,686)	$(27,320)
British Pound Sterling	1.5401	$5,746	$5,902
Japanese Yen	83.3150	$(4,843)	$(4,845)
Korean Won	1,169.2000	$2,559	$2,625
Chinese Renminbi	6.7625	$1,139	$1,152

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 15 (a) for an index to the Consolidated Financial Statements and Supplementary Financial Information, which are attached hereto and incorporated by reference herein. The financial statements and notes thereto can be found beginning on page 62 of this annual report.

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

        Management assessed the effectiveness of our internal control over financial reporting as of October 2, 2010, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on the assessment by management, we determined that our internal control over financial reporting was effective as of October 2, 2010. The effectiveness of our internal control over financial reporting as of October 2, 2010 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears below.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coherent, Inc.:

        We have audited the internal control over financial reporting of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of October 2, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 2, 2010, of the Company and our report dated December 14, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
December 14, 2010

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding: (i) our directors will be set forth under the caption "Election of Directors—Nominees"; (ii) compliance with Section 16(a) of the Securities Act of 1933 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance"; (iii) the process for stockholders to nominate directors will be set forth under the caption "Proposal One—Election of Directors—Board Meetings and Committees—Process for Recommending Candidates for Election to the Board of Directors"; (iv) our audit committee and audit committee financial expert will be set forth under the caption "Proposal One—Election of Directors—Board Meetings and Committees—Audit Committee"; in our proxy statement for use in connection with an upcoming Annual Meeting of Stockholders to be held in 2011 (the "2011 Proxy Statement") and is incorporated herein by reference or included in a Form 10-K/A as an amendment to this Form 10-K. The 2011 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

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

        Stockholders may request free printed copies of our worldwide Business Conduct Policy from:

Coherent, Inc.
Attention: Investor Relations
5100 Patrick Henry Drive
Santa Clara, California 95054

Executive Officers

        The name, age, position and a brief account of the business experience of our executive officers as of November 30, 2010 are set forth below:

Name	Age	Office Held
John R. Ambroseo, PhD	49	President and Chief Executive Officer
Helene Simonet	58	Executive Vice President and Chief Financial Officer
Mark Sobey, PhD	50	Executive Vice President and General Manager, Specialty Laser Systems
Luis Spinelli	62	Executive Vice President and Chief Technology Officer
Bret M. DiMarco	42	Executive Vice President, General Counsel and Corporate Secretary

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

        Mark Sobey.    Dr. Sobey was appointed Executive Vice President of Coherent and General Manager of Specialty Laser Systems (SLS) in April 2010. He has served as Senior Vice President and General Manager for the SLS Business Group, which primarily serves the Microelectronics and Research markets, since joining Coherent in July 2007. Prior to Coherent, Dr. Sobey has spent over 20 years in the Laser and Fiber Optics Telecommunications industries, including roles as Senior Vice President Product Management at Cymer from January 2006 through June 2007 and previously as Senior Vice President Global Sales at JDS Uniphase through October 2005. He received his PhD in Engineering and BSc in Physics, both from the University of Strathclyde in Scotland.

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

ITEM 11.    EXECUTIVE COMPENSATION

        Information regarding: (i) executive officer and director compensation will be set forth under the captions "Election of Directors—Nominees—Director Compensation" and "Executive Officers and Executive Compensation" and (ii) compensation committee interlocks will be set forth under the caption "Executive Officers and Executive Compensation—Compensation Committee Interlocks and Insider Participation" in the 2011 Proxy Statement or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 2, 2010. The 2011 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information regarding: (i) equity compensation plan information will be set forth under the caption "Equity Compensation Plan Information"; (ii) security ownership of certain beneficial owners and management will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters"; in our 2011 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 2, 2010.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required under this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in our 2011 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 2, 2010.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Fees and Services

        The following table sets forth fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte") during fiscal years 2010 and 2009:

	2010	2009
Audit fees(1)	$1,440,000	$1,693,202
Audit-related fees	—	—
Tax fees	—	—
All other fees(2)	2,000	72,375

Total	$1,442,000	$1,765,577

(1)
Represents fees for professional services provided in connection with the integrated audit of our annual financial statements and internal control over financial reporting and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.

(2)
Represents the annual subscription for access to the Deloitte Accounting Research Tool, which is a searchable on-line accounting database ($2,000) in both fiscal years, and due diligence associated with our acquisition activities in fiscal 2009.

Pre-Approval of Audit and Non-Audit Services

        The Audit Committee has determined that the provision of non-audit services by Deloitte is compatible with maintaining Deloitte's independence. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by Deloitte. In other cases, the Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve certain additional services, and such pre-approvals are communicated to the full Committee at its next meeting. During fiscal year 2010, 100% of the services were pre-approved by the Audit Committee in accordance with this policy.

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

  3.
  Exhibits

Exhibit Numbers
3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)
3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)
3.3*	Bylaws of Coherent, Inc. (Previously filed as Exhibit 3.3 to Form 10-Q for the fiscal quarter ended June 28, 2008)
10.1*‡	Amended and Restated Employee Stock Purchase Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 28, 2008)
10.2*‡	Coherent Employee Retirement and Investment Plan. (Previously filed as Exhibit 10.23 to Form 8, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 25, 1982)
10.3*‡	1995 Stock Plan and forms of agreement. (Previously filed as Exhibit 10.34 to Form 10-K for the fiscal year ended September 28, 1996)
10.4*	1998 Director Option Plan. (Previously filed as Appendix B to Schedule 14A filed February 28, 2006)
10.5*‡	2001 Stock Plan (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 29, 2008)
10.6*‡	Change of Control Severance Plan, as amended and restated effective December 10, 2008 (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended April 4, 2009).
10.7‡	Variable Compensation Plan, as amended
10.8‡	Fiscal 2010 Variable Compensation Plan Payout Scale for Named Executive Officers

Exhibit Numbers
10.9**‡	Fiscal 2011 Variable Compensation Plan Payout Scale for Named Executive Officers
10.10*‡	Offer Letter to Bret DiMarco (Previously filed as Exhibit 10.14 to Form 10-K for the year ended September 30, 2006)
10.11*‡	Supplementary Retirement Plan (Previously filed as Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)
10.12*‡	2005 Deferred Compensation Plan (Previously filed as Exhibit 10.16 to Form 10-K for the year ended September 27, 2008)
10.13*‡	Form of 2001 Stock Plan Terms and Conditions of Restricted Stock Units (Previously filed as Exhibit 10.1 to Form 8-K filed on November 27, 2009)
10.14*‡	Form of 2001 Stock Plan Amended Global Stock Option Agreement. (Previously filed as Exhibit 10.2 to Form 8-K filed on November 27, 2009)
10.15*	Loan Agreement by and between Coherent, Inc. and Union Bank of California, N.A. dated as of March 31, 2008 (Previously filed as Exhibit 10.24 to Form 10-K/A for the year ended September 27, 2008)
10.16*	Amendment to Union Bank Agreement dated April 29, 2010 (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended April 3, 2010)
10.17*	Second Lease Amendment by and between Coherent, Inc. and 5200 Patrick Henry Associates LLC dated as of July 23, 2010 (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended July 3, 2010)
10.18	Form of Indemnification Agreement
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

COHERENT, INC.
Date: December 14, 2010	/s/ JOHN R. AMBROSEO
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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ JOHN R. AMBROSEO John R. Ambroseo (Director and Principal Executive Officer)	December 14, 2010 Date
/s/ HELENE SIMONET Helene Simonet (Principal Financial and Accounting Officer)	December 14, 2010 Date
/s/ SUSAN M. JAMES Susan M. James (Director)	December 14, 2010 Date
/s/ L. WILLIAM KRAUSE L. William Krause (Director)	December 14, 2010 Date
/s/ GARRY W. ROGERSON Garry W. Rogerson (Director)	December 14, 2010 Date
/s/ LAWRENCE TOMLINSON Lawrence Tomlinson (Director)	December 14, 2010 Date
/s/ SANDEEP VIJ Sandeep Vij (Director)	December 14, 2010 Date

STATEMENT OF MANAGEMENT RESPONSIBILITY

        Management is responsible for the preparation, integrity, and objectivity of the Consolidated Financial Statements and other financial information included in the Company's 2010 Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management. It is critical for investors and other users of the Consolidated Financial Statements to have confidence that the financial information that we provide is timely, complete, relevant and accurate

        Management, with oversight by the Company's Board of Directors, has established and maintains a corporate culture that requires that the Company's affairs be conducted to the highest standards of business ethics and conduct. Management also maintains a system of internal control that is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. This system is regularly monitored through direct management review, as well as extensive audits conducted by internal auditors throughout the organization.

        Our Consolidated Financial Statements as of and for the year ended October 2, 2010 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included an integrated audit under such standards.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coherent, Inc.:

        We have audited the accompanying consolidated balance sheets of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of October 2, 2010 and October 3, 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 2, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 2, 2010 and October 3, 2009, and the results of its operations and its cash flows for each of the three years in the period ended October 2, 2010, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 2, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
December 14, 2010

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	October 2, 2010	October 3, 2009
ASSETS
Current assets:
Cash and cash equivalents	$245,380	$199,950
Restricted cash	625	—
Short-term investments	17,391	43,685
Accounts receivable—net of allowances of $1,655 in 2010 and $2,147 in 2009	110,211	74,235
Inventories	113,858	97,767
Prepaid expenses and other assets	35,002	38,969
Deferred tax assets	20,050	28,164

Total current assets	542,517	482,770
Property and equipment, net	90,339	98,792
Goodwill	70,796	66,967
Intangible assets, net	19,931	19,738
Other assets	79,521	85,337

Total assets	$803,104	$753,604

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$18	$9
Accounts payable	39,737	21,639
Income taxes payable	4,267	1,953
Other current liabilities	87,898	62,741

Total current liabilities	131,920	86,342

Long-term obligations	33	6
Other long-term liabilities	79,688	91,685
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $.01:
Authorized—500,000 shares;
Outstanding—24,554 shares in 2010 and 24,455 shares in 2009	245	244
Additional paid-in capital	186,078	188,918
Accumulated other comprehensive income	62,084	80,269
Retained earnings	343,056	306,140

Total stockholders' equity	591,463	575,571

Total liabilities and stockholders' equity	$803,104	$753,604

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	October 2, 2010	October 3, 2009	September 27, 2008
Net sales	$605,067	$435,882	$599,262
Cost of sales	344,256	274,772	347,356

Gross profit	260,811	161,110	251,906

Operating expenses:
Research and development	72,354	61,417	74,287
Selling, general and administrative	123,575	108,098	146,376
Impairment of goodwill	—	19,286	—
Amortization of intangible assets	8,002	7,466	8,651

Total operating expenses	203,931	196,267	229,314

Income (loss) from operations	56,880	(35,157)	22,592
Other income (expense):
Interest and dividend income	1,871	2,485	10,876
Interest expense	(256)	(228)	(152)
Other—net	(516)	(2,955)	3,971

Total other income (expense), net	1,099	(698)	14,695

Income (loss) before income taxes	57,979	(35,855)	37,287
Provision for (benefit from) income taxes	21,063	(536)	13,884

Net income (loss)	$36,916	$(35,319)	$23,403

Net income (loss) per share:
Basic	$1.49	$(1.45)	$0.85

Diluted	$1.47	$(1.45)	$0.83

Shares used in computation:
Basic	24,718	24,281	27,505

Diluted	25,091	24,281	28,054

See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three Years in the Period Ended October 2, 2010

(In thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income	Retained Earnings	Total
Balances, September 29, 2007	31,552	$313	$380,516	$70,672	$319,485	$770,986
Components of comprehensive income:
Net income	—	—	—	—	23,403	23,403
Translation adjustment, net of tax	—	—	—	8,247	—	8,247
Unrealized gain on available for sale securities, net of tax	—	—	—	165	—	165
Net loss realized on derivative instruments, net of tax	—	—	—	5	—	5

Total comprehensive income						31,820
Amortization, issuance and forfeitures of restricted stock	(32)	1	(884)	—	—	(883)
Sales of shares under Employee Stock Option Plan	643	7	16,501	—	—	16,508
Stock-based compensation	—	—	8,982	—	—	8,982
Tax benefit from employee stock options	—	—	665	—	—	665
Repurchases of Common Stock	(7,972)	(80)	(228,134)	—	—	(228,214)
Cumulative effect of adoption of tax accounting standard	—	—	—	—	(1,429)	(1,429)

Balances, September 27, 2008	24,191	$241	$177,646	$79,089	$341,459	$598,435
Components of comprehensive income:
Net loss	—	—	—	—	(35,319)	(35,319)
Translation adjustment, net of tax	—	—	—	1,156	—	1,156
Unrealized gain on available for sale securities, net of tax	—	—	—	16	—	16
Net loss realized on derivative instruments, net of tax	—	—	—	8	—	8

Total comprehensive loss						(34,139)
Amortization, issuance and forfeitures of restricted stock	31	1	(725)	—	—	(724)
Sales of shares under Employee Stock Option Plan	9	—	226	—	—	226
Sales of shares under Employee Stock Purchase Plan	224	2	4,445	—	—	4,447
Stock-based compensation	—	—	7,326	—	—	7,326

Balances, October 3, 2009	24,455	$244	$188,918	$80,269	$306,140	$575,571
Components of comprehensive income:
Net income	—	—	—	—	36,916	36,916
Translation adjustment, net of tax	—	—	—	(18,259)	—	(18,259)
Unrealized loss on available for sale securities, net of tax	—	—	—	(11)	—	(11)
Net loss realized on derivative instruments, net of tax	—	—	—	85	—	85

Total comprehensive income						18,731
Amortization, issuance and forfeitures of restricted stock	60	1	(1,212)	—	—	(1,211)
Sales of shares under Employee Stock Option Plan	1,005	10	29,189	—	—	29,199
Sales of shares under Employee Stock Purchase Plan	230	2	4,237	—	—	4,239
Repurchases of Common Stock	(1,196)	(12)	(43,323)	—	—	(43,335)
Stock-based compensation	—	—	8,269	—	—	8,269

Balances, October 2, 2010	24,554	$245	$186,078	$62,084	$343,056	$591,463

See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	October 2, 2010	October 3, 2009	September 27, 2008
Cash flows from operating activities:
Net income (loss)	$36,916	$(35,319)	$23,403
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash restructuring and other charges (recoveries)	4,256	(356)	3,111
Depreciation and amortization	21,657	19,194	23,319
Amortization of intangible assets	8,002	7,466	8,651
Impairment of goodwill	—	19,286	—
Stock-based compensation	8,286	7,415	8,809
Excess tax benefit from stock-based compensation arrangements	(934)	(9)	(749)
Tax benefit from employee stock options	—	—	665
Deferred income taxes	13,287	(12,224)	(1,642)
Loss on disposal of property and equipment	334	594	417
Other non-cash expense	164	128	208
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(33,674)	24,854	9,049
Inventories	(14,607)	21,412	(6,491)
Prepaid expenses and other assets	(9,247)	2,302	7,019
Other assets	67	6,245	2,902
Accounts payable	15,122	(4,172)	(1,085)
Income taxes payable/receivable	6,454	1,481	1,717
Other current liabilities	22,838	(13,848)	(8,837)
Other long-term liabilities	(108)	(5,400)	(2,104)

Net cash provided by operating activities	78,813	39,049	68,362

Cash flows from investing activities:
Purchases of property and equipment	(15,139)	(21,627)	(22,612)
Proceeds from dispositions of property and equipment	2,144	1,604	12,863
Purchases of available-for-sale securities	(108,688)	(106,856)	(109,846)
Proceeds from sales and maturities of available-for-sale securities	133,087	67,435	151,362
Acquisition of businesses, net of cash acquired	(20,745)	—	—
Investment in SiOnyx	(2,000)	—	—
Change in restricted cash	(625)	2,521	(109)
Proceeds from sale of CIOL	—	—	6,519
Other-net	38	(25)	—

Net cash provided by (used in) investing activities	(11,928)	(56,948)	38,177

(continued)

COHERENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended
	October 2, 2010	October 3, 2009	September 27, 2008
Cash flows from financing activities:
Short-term borrowings	$—	$8	$371
Short-term repayments	—	(8)	(370)
Cash overdrafts decrease	—	(470)	(855)
Repayments of capital lease obligations	(19)	(8)	(9)
Repurchase of common stock	(43,335)	—	(228,214)
Issuance of common stock under employee stock option and purchase plans	33,438	4,674	16,509
Excess tax benefits from stock-based compensation arrangements	934	9	749
Net settlement of restricted common stock	(1,211)	—	—

Net cash provided by (used in) financing activities	(10,193)	4,205	(211,819)

Effect of exchange rate changes on cash and cash equivalents	(11,262)	(182)	3,179

Net increase (decrease) in cash and cash equivalents	45,430	(13,876)	(102,101)
Cash and cash equivalents, beginning of year	199,950	213,826	315,927

Cash and cash equivalents, end of year	$245,380	$199,950	$213,826

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$223	$194	$577
Income taxes	$12,642	$22,024	$18,781
Cash received during the year for:
Income taxes	$9,213	$10,333	$4,213
Noncash investing and financing activities:
Unpaid property and equipment purchases	$2,076	$696	$1,052
Assets acquired under capital leases	$43	$—	$—

(concluded)

See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

        Founded in 1966, Coherent, Inc. provides photonics-based solutions in a broad range of commercial and scientific research applications. We design, manufacture, service and market lasers, laser tools and related accessories for a diverse group of customers. Headquartered in Santa Clara, California, we have worldwide operations including research and development, manufacturing, sales, service and support capabilities.

2. SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

        Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2010, 2009 and 2008 ended on October 2, October 3, and September 27, respectively, and are referred to in these financial statements as fiscal 2010, fiscal 2009, and fiscal 2008 for convenience. Fiscal 2009 included 53 weeks; fiscal 2010 and 2008 included 52 weeks. The fiscal years of the majority of our international subsidiaries end on September 30. Accordingly, the financial statements of these subsidiaries as of that date and for the years then ended have been used for our consolidated financial statements. Management believes that the impact of the use of different year-ends is immaterial to our consolidated financial statements taken as a whole.

Use of Estimates

        The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

        The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Short-term investments are comprised of available-for-sale securities, which are carried at fair value. Other non-current assets include trading securities related to our deferred compensation plans, which are carried at fair value. The recorded carrying amount of our long-term obligations approximates fair value at fiscal 2010 and 2009 year-ends. Foreign exchange contracts are stated at fair value based on prevailing financial market information.

Cash Equivalents

        All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash equivalents.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

        Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. At fiscal 2010 year-end, the majority of our short-term investments are in bank certificates of deposit, federal agency obligations and money market funds. Cash equivalents and short-term investments are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. The majority of our accounts receivable are derived from sales to customers for commercial applications. We perform ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. We maintain reserves for potential credit losses. Our products are broadly distributed and there were no customers who accounted for more than 10% of accounts receivable at fiscal 2010 or fiscal 2009 year-end.

Accounts Receivable Allowances

        Accounts receivable allowances reflect our best estimate of probable losses inherent in our accounts receivable balances. We regularly review allowances by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.

        Activity in accounts receivable allowance is as follows (in thousands):

	Fiscal year-end
	2010	2009	2008
Beginning balance	$2,147	$2,494	$2,918
Additions charged to expenses	349	1,974	1,246
Accruals resulting from acquisitions	33	—	—
Deductions from reserves	(874)	(2,321)	(1,670)

Ending balance	$1,655	$2,147	$2,494

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):

	Fiscal year-end
	2010	2009
Purchased parts and assemblies	$38,449	$30,945
Work-in-process	40,010	30,680
Finished goods	35,399	36,142

Inventories	$113,858	$97,767

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

        Property and equipment are stated at cost and are depreciated or amortized using the straight-line method. Cost, accumulated depreciation and amortization, and estimated useful lives are as follows (dollars in thousands):

	Fiscal year-end
	2010	2009	Useful Life
Land	$6,100	$6,281
Buildings and improvements	60,350	71,159	5-40 years
Equipment, furniture and fixtures	187,240	184,282	3-10 years
Leasehold improvements	18,437	16,525	Lesser of useful life or terms of leases

	272,127	278,247
Accumulated depreciation and amortization	(181,788)	(179,455)

Property and equipment, net	$90,339	$98,792

Asset Retirement Obligations

        The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. All of our existing asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites and costs to clean up and dispose of certain fixed assets at our Finland site. We estimated that as of fiscal 2010 year-end, gross expected future cash flows of $2.1 million would be required to fulfill these obligations.

        The following table reconciles changes in our asset retirement liability for fiscal 2010 and 2009 (in thousands):

Asset retirement liability as of September 27, 2008	$1,464
Adjustment to asset retirement obligations recognized	36
Accretion recognized	112
Changes due to foreign currency exchange	67

Asset retirement liability as of October 3, 2009	1,679
Adjustment to asset retirement obligations recognized	(29)
Accretion recognized	93
Changes due to foreign currency exchange	(6)

Asset retirement liability as of October 2, 2010	$1,737

        At October 2, 2010, $328,000 of the asset retirement liability is reported in other current liabilities and $1,409,000 is reported in other long-term liabilities on our consolidated balance sheets. At October 3, 2009, $337,000 of the asset retirement liability is reported in other current liabilities and $1,342,000 is reported in other long-term liabilities on our consolidated balance sheets.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-lived Assets

        We evaluate the carrying value of long-lived assets, including intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of long-lived assets are impaired based on a comparison to the undiscounted expected future net cash flows. If the comparison indicates that impairment exists, long-lived assets that are classified as held and used are written down to their respective fair values. When long-lived assets are classified as held for sale, they are written down to their respective fair values less costs to sell. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows. For fiscal years 2010, 2009 and 2008, there were no significant asset impairments recorded.

Goodwill

        Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (see Note 8). Goodwill is tested for impairment by comparing the respective fair value with the respective carrying value of the reporting unit. Fair value is determined using the Income Approach (discounted cash flow approach) valuation methodology. Absent any impairment indicators, we perform our annual impairment tests at the beginning of the fourth quarter of each fiscal year using opening balance sheet as of the first day of the fourth fiscal quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year.

Intangible Assets

        Intangible assets, including acquired existing technology, patents, customer lists, order backlog, trade name, non-compete agreements, production know-how and in-process research and development are amortized on a straight-line basis over estimated useful lives of one year to fifteen years.

Warranty Reserves

        We provide warranties on certain of our product sales and reserves for estimated warranty costs are recorded during the period of sale. The determination of such reserves requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line. The weighted average warranty period covered is approximately 15 months. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Components of the reserve for warranty costs during fiscal 2010, 2009 and 2008 were as follows (in thousands):

	Fiscal
	2010	2009	2008
Beginning balance	$10,211	$13,214	$13,660
Additions related to current period sales	20,466	12,573	21,872
Warranty costs incurred in the current period	(17,450)	(15,461)	(22,287)
Accruals resulting from acquisitions	160	—	—
Adjustments to accruals related to prior period sales	112	(115)	(31)

Ending balance	$13,499	$10,211	$13,214

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

        For most products, training is not provided; therefore, no post-delivery training obligation exists. However, when training is provided to our customers, it is typically priced separately and is recognized as revenue as these services are provided.

        We record taxes collected on revenue-producing activities on a net basis.

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

        Our objective of holding derivatives is to minimize the risks of foreign currency fluctuation by using the most effective methods to eliminate or reduce the impact of these exposures. Principal currencies hedged include the Euro, Japanese Yen, British Pound, Korean Won, Chinese Renminbi and Canadian dollar.

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

        The following table presents information necessary to calculate basic and diluted earnings (loss) per share (in thousands, except per share data):

	Fiscal
	2010	2009	2008
Weighted average shares outstanding—basic (1)	24,718	24,281	27,505
Dilutive effect of employee awards	373	—	549

Weighted average shares outstanding—diluted	25,091	24,281	28,054

Net income (loss)	$36,916	$(35,319)	$23,403

Net income (loss)—basic	$1.49	$(1.45)	$0.85
Net income (loss)—diluted	$1.47	$(1.45)	$0.83

(1)
Net of unvested restricted stock

        A total of 1,221,143, 2,880,395 and 2,265,373 potentially dilutive securities have been excluded from the dilutive share calculation for fiscal 2010, 2009 and 2008, respectively, as their effect was anti-dilutive.

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

Shipping and Handling Costs

        We record costs related to shipping and handling of revenue in cost of sales for all periods presented.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

        Advertising costs are expensed as incurred and were $2.6 million, $2.2 million and $2.3 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

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

        Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $129.4 million at fiscal 2010 year-end. In addition to federal income taxes (which are not practicably determinable), withholding taxes of approximately $5.9 million at fiscal 2010 year-end would be payable upon repatriation of such earnings which would result in additional foreign tax credits.

Adoption of New Accounting Pronouncements

        In December 2007 the Financial Accounting Standards Board ("FASB") revised the authoritative guidance for business combinations. The revised guidance retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, however these rules, (including additional guidance issuance after December 2007), change certain elements of accounting for business combinations such as:

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

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        We adopted this guidance for acquisitions completed after October 4, 2009, the beginning of our fiscal year 2010. The impact of adoption will be largely dependent on the size and nature of the business combinations completed.

        In February 2008, the FASB issued guidance which delayed the effective date regarding fair value measurements and disclosures of nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted this update for fiscal year 2010. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

        In 2008, the FASB issued new requirements regarding the determination of the useful lives of intangible assets and accounting for acquired defensive assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible; an entity needs to consider its own historical experience adjusted for entity specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. Defensive assets should be assigned useful lives based on the period during which the asset would diminish in value. We adopted this guidance for our fiscal year 2010 and it is being applied prospectively to intangible assets as we make acquisitions.

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

Recently Issued Accounting Pronouncements

        In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets. The new guidance eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. In addition, qualifying special purpose entities ("QSPE") are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. These pronouncements are effective for our first quarter of fiscal year 2011. We do not expect them to have a material impact on our consolidated financial position, results of operations and cash flows.

        In September 2009, the FASB issued a standard which modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. We will adopt this standard on a prospective basis for our first quarter of fiscal year 2011 and do not expect it to have a material impact on our consolidated financial position, results of operations and cash flows.

        In July 2010, the FASB issued an accounting standard update defining a milestone and determining what criteria must be met to apply the milestone method of revenue recognition for research or development transactions. The update provides guidance on the criteria which must be met to determine if the milestone method of revenue recognition is appropriate, whether a milestone is substantive and the disclosures that must be made if the method is elected. This standard should be applied on a prospective basis for milestones reached in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We will adopt this standard on a prospective basis for our first quarter of fiscal year 2011 and do not expect it to have a material impact on our consolidated financial position, results of operations and cash flows.

3. RESTRUCTURING ACTIVITIES

        On April 16, 2008, we announced that we entered into an agreement to sell certain assets of our Auburn Optics ("Auburn") manufacturing operation to Research Electro-Optics, Inc. ("REO"), a privately held optics manufacturing and technology company. We also entered into a strategic supply agreement with REO. REO is providing optical manufacturing capabilities for us, including fabrication and coating of optical components. The transition of the optics manufacturing assets from Auburn to REO was completed in fiscal 2009. The transition resulted in charges primarily for employee terminations, supplier qualification, moving costs for related equipment, and other exit related costs associated with a plan approved by management.

        During fiscal 2008, we consolidated our German DPSS manufacturing into our Lübeck, Germany site. The transfer was completed in our fourth quarter of fiscal 2008. On October 13, 2008, we announced the consolidation of the remainder of our Munich facility into our Göttingen site. The transfer was completed in our third quarter of fiscal 2009. The consolidation and transfers resulted in charges primarily for employee terminations, other exit related costs associated with a plan approved by management and a grant repayment liability.

        During the second quarter of fiscal 2009, we announced our plans to close our facilities in Tampere, Finland and St. Louis, Missouri. The closure of our St. Louis site was completed in the fourth quarter of fiscal 2009. The closure of our Finland site was scheduled for completion by the end of fiscal 2010, but we delayed the closure due to increased demand for products manufactured in Finland. We currently anticipate exiting the facility in the third quarter of fiscal 2011. These closure plans have resulted in charges primarily for employee termination and other exit related costs associated with a plan approved by management.

        During the first quarter of fiscal 2010, we acquired the assets and certain liabilities of StockerYale, Inc's laser module product line in Montreal, Canada and began to transition those activities to other Coherent facilities in Salem, Massachusetts, Wilsonville, Oregon and Sunnyvale, California. The transfer is scheduled to be completed by the end of March 2011. These closure plans have resulted in charges

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

primarily for employee termination and other exit related costs associated with a plan approved by management.

        Restructuring charges in fiscal 2010 and 2009 are recorded in cost of sales, research and development and selling, general and administrative expenses in our consolidated statements of operations.

        The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for fiscal 2010 and 2009 (in thousands):

	Severance Related	Facilities Related Charges	Other Restructuring Costs	Total
Balance, September 27, 2008	$2,581	$19	$987	$3,587
Provision	8,302	3,508	3,627	15,437
Payments and other	(10,395)	(3,170)	(3,807)	(17,372)

Balance, October 3, 2009	488	357	807	1,652
Provision	1,411	3,823	3,134	8,368
Payments and other	(987)	(4,163)	(2,638)	(7,788)

Balance, October 2, 2010	$912	$17	$1,303	$2,232

        The current year severance related costs are primarily comprised of severance pay, outplacement services, medical and other related benefits for employees being terminated due to the transition of activities out of Tampere, Finland and Montreal, Canada. The remaining severance related restructuring accrual balance of approximately $0.9 million at October 2, 2010 is expected to result in cash expenditures through the third quarter of fiscal 2011. The current year facilities related charges are primarily related to a loss on the sale of our Finland facility. The other restructuring costs are primarily for a grant repayment liability and other exit related costs associated with a plan approved by management.

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

        The goodwill recognized from this acquisition resulted primarily from access to anticipated growth in the laser tool market and was included in our Commercial Lasers and Components ("CLC") segment. None of the goodwill from this purchase is deductible for tax purposes.

        The identifiable intangible assets are being amortized over their respective useful lives of one to six years.

        In-process research and development ("IPR&D") consists of three development projects that have not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence.

        We expensed $0.2 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations for our fiscal year 2010.

        Results of operations for the business have been included in our consolidated financial statements subsequent to the date of acquisition and pro forma results of operations in accordance with authoritative guidance for prior periods have not been presented because the effect of the acquisition was not material to our prior period consolidated financial results.

        As of October 2, 2010, we had $0.6 million remaining in an escrow account that will be applied towards remaining closing costs for the acquisition and payments to the shareholders. The amount is included in current restricted cash on our consolidated balance sheet.

StockerYale, Inc.

        On October 13, 2009, we acquired all the assets and certain liabilities of StockerYale, Inc. ("StockerYale")'s laser module product line in Montreal and its specialty fiber product line in Salem,

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS (Continued)

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

        The goodwill recognized from this acquisition resulted primarily from anticipated increases in market share and synergies of combining these entities and was included in our CLC segment. None of the goodwill from this purchase is deductible for tax purposes.

        The identifiable intangible assets are being amortized over their respective useful lives of one to seven years.

        We expensed $0.2 million of acquisition-related costs incurred as selling, general and administrative expenses in our consolidated statements of operations for our fiscal year 2010.

        Results of operations for the acquired product lines have been included in our consolidated financial statements subsequent to the date of acquisition and pro forma results of operations in accordance with authoritative guidance for prior periods have not been presented because the effect of the acquisition was not material to our prior period consolidated financial results.

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

        We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances; as of October 2, 2010 and October 3, 2009, we did not have any assets or liabilities valued based on Level 3 valuations.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES (Continued)

        Financial assets and liabilities measured at fair value as of October 2, 2010 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)
Money market fund deposits(1)	$39,677	$—	$39,677
Certificates of deposit(1)	—	90,986	90,986
U.S. and international government obligations(2)	—	92,298	92,298
Corporate notes and obligations(3)	—	15,445	15,445
Commercial paper(4)	—	7,000	7,000
Foreign currency contracts(5)	—	1,401	1,401
Mutual funds—Deferred comp and supplemental plan(6)	6,711	—	6,711

(1)
Included in cash and cash equivalents on the Consolidated Balance Sheet.

(2)
Includes $90,299 recorded in cash and cash equivalents and $1,999 recorded in short-term investments on the Consolidated Balance Sheet.

(3)
Includes $1,303 recorded in cash and cash equivalents and $14,142 recorded in short-term investments on the Consolidated Balance Sheet.

(4)
Includes $5,750 recorded in cash and cash equivalents and $1,250 recorded in short-term investments on the Consolidated Balance Sheet.

(5)
Includes $1,636 recorded in prepaid expenses and other assets and $235 recorded in other current liabilities on the Consolidated Balance Sheet (see Note 7).

(6)
Includes $2,340 recorded in prepaid expenses and other assets and $4,371 recorded in other assets on the Consolidated Balance Sheet (see Note 14).

        Financial assets and liabilities measured at fair value as of October 3, 2009 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)
Money market fund deposits(1)	$16,481	$—	$16,481
Certificates of deposit(2)	—	143,886	143,886
U.S. Treasury and agency obligations(3)	—	47,770	47,770
Corporate notes and obligations(4)	—	51	51
Commercial paper(5)	—	8,598	8,598
Foreign currency contracts(6)	—	(4)	(4)
Mutual funds—Deferred comp and supplemental plans(7)	7,067	—	7,067

(1)
Included in cash and cash equivalents on the Consolidated Balance Sheet.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES (Continued)

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

(6)
Includes $217 recorded in prepaid expenses and other assets and $221 recorded in other current liabilities on the Consolidated Balance Sheet (see Note 7).

(7)
Includes $2,196 recorded in prepaid expenses and other assets and $4,871 recorded on other assets on the Consolidated Balance Sheet (see Note 14).

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

        Cash, cash equivalents and short-term investments consist of the following (in thousands):

	Fiscal 2010 Year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$246,004	$1	$—	$246,005

Less: restricted cash	(625)			(625)

	$245,379			$245,380

Short-term investments:
Available-for-sale securities:
Commercial paper	$1,250	$—	$—	$1,250
U.S. Treasury and agency obligations	1,999	—	—	1,999
Corporate notes and obligations	14,062	82	(2)	14,142

Total short-term investments	$17,311	$82	$(2)	$17,391

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

        The amortized cost and estimated fair value of available-for-sale investments in debt securities at fiscal 2010 and 2009 year-ends, classified as short-term investments on our consolidated balance sheet, were as follows (in thousands):

	Fiscal Year-end
	2010		2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$17,307	$17,387	$41,151	$41,170
Due in 1 to 5 years	—	—	—	—
Due in 5 to 10 years	—	—	—	—
Due beyond 10 years	4	4	54	52

Total investments in available-for-sale debt securities	$17,311	$17,391	$41,205	$41,222

        During fiscal 2010, we received proceeds totaling $28.4 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million. During fiscal 2009, we received proceeds totaling $45.7 million from the sale of available-for-sale securities and realized gross losses of less than $0.1 million.

        At October 2, 2010, $0.6 million of cash was restricted for remaining closing costs for the Beam Dynamics acquisition and payments to former shareholders.

        At October 2, 2010, gross unrealized losses on our investments with unrealized losses that are not deemed to be other-than-temporarily impaired were $2,000 on U.S. Treasury and agency obligations and corporate notes and obligations of $15,811,000.

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

        For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).

        The outstanding notional contract and fair value amounts of hedge contracts, with maximum maturity of 1 month, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Notional Fair Value
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Euro currency hedge contracts
Purchase	$25,686	$22,784	$27,320	$22,660
Sell	—	—	—	—

Net	$25,686	$22,784	$27,320	$22,660

Other foreign currency hedge contracts
Purchase	$4,843	$415	$4,845	$424
Sell	(9,444)	(7,778)	(9,679)	(7,668)

Net	$(4,601)	$(7,363)	$(4,834)	$(7,244)

        The location and amount of non-designated derivative instruments' loss in the Consolidated Statements of Operations for the fiscal year ended October 2, 2010 and October 3, 2009 is as follows (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
	Location of Loss Recognized in Income on Derivatives	Fiscal Year Ended October 2, 2010
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense)	$203

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
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

        The reporting units we evaluated for goodwill impairment were determined to be the same as our operating segments, Commercial Lasers and Components ("CLC") and Specialty Lasers and Systems ("SLS"). We determined the fair value of our reporting units for the Step 1 test using a weighting of the Income (discounted cash flow), Market and Transaction approach valuation methodologies. Management completed and reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was required only for the CLC reporting unit. Our preliminary analysis indicated that the entire balance of the goodwill in the CLC reporting unit at that date was impaired and we recorded a non-cash goodwill impairment charge of $19.3 million in the first quarter of fiscal 2009. During the second quarter of fiscal 2009, we completed the Step 2 analysis for the CLC reporting unit as of December 27, 2008 and determined that no further adjustments for CLC were required. The estimated fair value of our SLS reporting unit exceeded its carrying value so no further impairment analysis was required for this reporting unit.

        During the second quarter of fiscal 2009, our expectations of declines in forecasted operating results due to the slowdown in the global economy and the further declines in our stock price led us to conclude that a triggering event for review for potential goodwill impairment had occurred. Accordingly, as of April 4, 2009, we performed an interim goodwill impairment evaluation. This interim impairment evaluation utilized the same valuation techniques used in our impairment valuation in the first quarter of fiscal 2009. Based on the results of our Step 1 analysis, we determined that no additional goodwill impairment was indicated. During the remainder of fiscal 2009 and the first three quarters of fiscal 2010, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND INTANGIBLE ASSETS (Continued)

        We performed our annual impairment testing as of the beginning of the fourth quarter using the opening balance sheet as of the first day of the fourth quarter of fiscal 2010. Between the completion of that testing and the end of the fourth quarter of fiscal 2010, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment; based on our evaluation, the fair values of each of the two operating segments significantly exceeded their carrying value as of that date.

        The changes in the carrying amount of goodwill by segment for fiscal 2010 and 2009 are as follows (in thousands):

	Commercial Lasers and Components	Specialty Laser Systems	Total
Balance as of September 27, 2008	$23,786	$63,032	$86,818
Reclassification (see Note 18)	(4,500)	4,500	—
Impairment loss	(19,286)	—	(19,286)
Translation adjustments and other	—	(565)	(565)

Balance as of October 3, 2009	—	66,967	66,967
Additions (see Note 4)	6,421	—	6,421
Translation adjustments and other	(57)	(2,535)	(2,592)

Balance as of October 2, 2010	$6,364	$64,432	$70,796

        The components of our amortizable intangible assets are as follows (in thousands):

	Fiscal 2010 Year-end			Fiscal 2009 Year-end
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$56,194	$(43,666)	$12,528	$54,477	$(39,220)	$15,257
Patents	9,852	(9,326)	526	10,440	(8,975)	1,465
Order backlog	5,361	(5,054)	307	5,015	(5,002)	13
Customer lists	8,808	(4,635)	4,173	5,421	(3,763)	1,658
Trade name	3,766	(2,666)	1,100	3,833	(2,488)	1,345
Non-compete agreement	1,616	(1,583)	33	1,590	(1,590)	—
Production know-how	910	(296)	614	—	—	—
In-process research and development	650	—	650	—	—	—

Total	$87,157	$(67,226)	$19,931	$80,776	$(61,038)	$19,738

        The weighted average remaining amortization period for existing technology, patents, order backlog, customer lists, trade name, non-compete agreements, production know-how and in-process research and development are approximately 3 years, 1 year, 1 year, 5 years, 3 years, 3 years, 2 years and 1 year, respectively. Amortization expense for intangible assets during fiscal years 2010, 2009 and

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND INTANGIBLE ASSETS (Continued)

2008 was $8.0 million, $7.5 million and $8.7 million, respectively. Estimated amortization expense for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2011	$7,479
2012	4,967
2013	3,100
2014	2,062
2015	1,327
Thereafter	996

Total	$19,931

9. BALANCE SHEET DETAILS

        Prepaid expenses and other assets consist of the following (in thousands):

	Fiscal Year-end
	2010	2009
Prepaid and refundable income taxes	$8,407	$22,041
Prepaid expenses and other	26,595	16,928

Total prepaid expenses and other assets	$35,002	$38,969

        Other assets consist of the following (in thousands):

	Fiscal Year-end
	2010	2009
Assets related to deferred compensation arrangements (see Note 14)	$21,418	$21,629
Deferred tax assets	53,219	60,819
Other assets	4,884	2,889

Total other assets	$79,521	$85,337

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

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BALANCE SHEET DETAILS (Continued)

        Other current liabilities consist of the following (in thousands):

	Fiscal Year-end
	2010	2009
Accrued payroll and benefits	$35,716	$19,967
Accrued expenses and other	9,947	9,918
Reserve for warranty	13,499	10,211
Other taxes payable	10,095	4,361
Customer deposits	2,938	2,208
Accrued restructuring charges (Note 3)	2,232	1,652
Deferred income	13,471	14,424

Total other current liabilities	$87,898	$62,741

        Other long-term liabilities consist of the following (in thousands):

	Fiscal Year-end
	2010	2009
Long-term taxes payable	$42,902	$51,483
Deferred compensation (see Note 14)	21,927	22,723
Deferred tax liabilities	6,231	9,651
Deferred income	1,786	2,109
Asset retirement obligations liability (see Note 2)	1,409	1,342
Other long-term liabilities	5,433	4,377

Total other long-term liabilities	$79,688	$91,685

10. SHORT-TERM BORROWINGS

        We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $16.1 million of foreign lines of credit as of October 2, 2010. At October 2, 2010, we had used $2.0 million of these available foreign lines of credit which were used in Europe during fiscal 2010 as guarantees. In addition, our domestic line of credit includes a $40 million unsecured revolving credit account with Union Bank of California. The agreement, as amended, will expire on March 31, 2012 and is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance. No amounts have been drawn upon our domestic line of credit as of October 2, 2010.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LONG-TERM OBLIGATIONS

        The components of long-term obligations are as follows (in thousands):

	Fiscal Year-end
	2010	2009
Capital leases	$51	$15
Current portion	(18)	(9)

Long-term obligations	$33	$6

12. COMMITMENTS AND CONTINGENCIES

Commitments

        We lease several of our facilities under operating leases.

        Future minimum payments under our non-cancelable operating leases at October 2, 2010 are as follows (in thousands):

Fiscal
2011	$8,287
2012	6,575
2013	4,525
2014	3,719
2015	3,577
Thereafter	15,481

Total	$42,164

        Rent expense, exclusive of sublease income, was $10.1 million, $11.8 million and $10.5 million in fiscal 2010, 2009 and 2008, respectively. Sublease income was $0.1 million, $0.1 million and $0.1 million for fiscal years 2010, 2009 and 2008, respectively.

        As of October 2, 2010, we had total purchase commitments for inventory of approximately $37.6 million and purchase obligations for fixed assets and services of $3.6 million compared to $9.9 million of purchase commitments for inventory and $5.2 million of purchase obligations for fixed assets and services at October 3, 2009.

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

the Company's current and former officers and directors. The Company is named as a nominal defendant. The complaints generally allege that the defendants breached their fiduciary duties and violated the securities laws in connection with the granting of stock options, the accounting treatment for such grants, the issuance of allegedly misleading public statements and stock sales by certain of the individual defendants. On May 30, 2007, these lawsuits were consolidated under the caption In re Coherent, Inc. Shareholder Derivative Litigation, Lead Case No. C-07-0955-JF (N.D. Cal.). On June 25, 2007, the plaintiffs filed an amended consolidated complaint. The Company's Board of Directors appointed a Special Litigation Committee ("SLC") comprised of independent director Sandeep Vij to investigate and evaluate the claims asserted in the derivative litigation and to determine what action(s) should be taken with respect to the derivative litigation. On September 8, 2009, Coherent, Inc., by and through the SLC, plaintiffs, and certain of Coherent's former and current officers and directors filed with the court a Stipulation of Settlement reflecting the terms of a settlement that would resolve all claims alleged in the consolidated complaint. On September 14, 2009, the United States District Court for the Northern District of California issued an order granting preliminary approval of the settlement of the three purported shareholder derivative lawsuits. On November 20, 2009, the court held a hearing for final approval of the settlement, and on November 24, 2009, the court entered an Order and Final Judgment, which approved the settlement and dismissed the action with prejudice. Following receipt of insurance proceeds and the payment of the plaintiff attorneys' fees and expenses, we received a net cash benefit of $2.2 million from the settlement on December 11, 2009, which was recorded in selling general and administrative expenses in the Consolidated Statement of Operations for the first quarter of fiscal 2010.

13. STOCKHOLDERS' EQUITY

        On April 29, 2010, we announced that the Board of Directors had authorized the repurchase of up to $50 million of our common stock. During fiscal 2010, we repurchased and retired 1,195,829 shares of outstanding common stock at an average price of $36.21 per share for a total of $43.3 million, excluding expenses. Such repurchases were accounted for as a reduction in additional paid in capital. At October 2, 2010, $6.7 million remains authorized for repurchase under our current stock repurchase program. The timing and size of any purchases will be subject to market conditions. The program is authorized for 12 months.

        On February 12, 2008, we announced that the Board of Directors had authorized the repurchase of up to $225 million of our common stock through a modified "Dutch Auction" tender offer and an additional $25 million of our common stock, following the completion or termination of the tender offer, under our stock repurchase program, terminating no later than February 11, 2009. On March 17, 2008, we completed our tender offer, repurchased and retired 7,972,313 shares of outstanding common stock at a price of $28.50 per share for a total of $228.2 million, including expenses. Such repurchases were accounted for as a reduction in additional paid in capital. There were no other repurchases during fiscal 2009 or fiscal 2008 and the program has expired.

14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS

Deferred Compensation Plans

        Under our deferred compensation plans ("plans"), eligible employees are permitted to make compensation deferrals up to established limits set under the plans and accrue income on these

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

deferrals based on reference to changes in a limited number of investment options. While not required by the plan, the Company chooses to invest in insurance contracts and mutual funds in order to approximate the changes in the liability to the employees. These investments and the liability to the employees were as follows (in thousands):

	Fiscal Year-end
	2010	2009
Cash surrender value of life insurance contracts	$17,047	$16,758
Fair value of mutual funds	6,711	7,067

Total assets	$23,758	$23,825

Total assets, included in:
Prepaid expenses and other assets	$2,340	$2,196
Other assets	21,418	21,629

Total assets	$23,758	$23,825

	Fiscal Year-end
	2010	2009
Total deferred compensation liability, included in:
Other current liabilities	$2,340	$2,196
Other long-term liabilities	21,927	22,723

Total deferred compensation liability	$24,267	$24,919

        Life insurance premiums loads, policy fees and cost of insurance that are paid from the asset investments and gains and losses from the asset investments for these plans are recorded as components of other income or expense; such amounts were a net gain of $0.7 million in fiscal year 2010, a net loss of $4.3 million in fiscal year 2009 and a net loss of $1.1 million in fiscal year 2008. Changes in the obligation to plan participants are recorded as a component of operating expenses and cost of sales; such amounts were an expense of $1.6 million in fiscal year 2010, a benefit of $3.6 million in fiscal year 2009 and a benefit of $1.4 million in fiscal year 2008. Liabilities associated with participant balances under our deferred compensation plans are affected by individual contributions and distributions made, as well as gains and losses on the participant's investment allocation election.

Coherent Employee Retirement and Investment Plan

        Under the Coherent Employee Retirement and Investment Plan, we match employee contributions to the plan up to a maximum of 4% of the employee's individual earnings. Employees become eligible for participation on their first day of employment and for Company matching contributions after completing one year of service. The Company matching contribution percentage was decreased from 6% to 4% during fiscal 2009. Our contributions (net of forfeitures) during fiscal 2010, 2009, and 2008 were $2.6 million, $3.4 million and $4.8 million, respectively.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

Employee Stock Purchase Plan

        We have an Employee Stock Purchase Plan ("ESPP") whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. During fiscal 2010, 2009 and 2008, a total of 229,172 shares, 224,226 shares and zero shares, respectively, were purchased by and distributed to employees at an average price of $18.50, $19.83 and zero per share, respectively. At fiscal 2010 year-end, we had 371,138 shares of our common stock reserved for future issuance under the plan.

        In the second quarter of fiscal 2007, the ESPP was suspended and employee contributions made to the ESPP were returned while a voluntary review of our historical stock option practices was conducted. The ESPP was reopened on March 2, 2008 with an 8 month offering period ending October 31, 2008 and employees began making contributions during the second quarter of fiscal 2008.

Stock Option Plans

        We have two Stock Option Plans for which employees and service providers are eligible participants and a non-employee Directors' Stock Option Plan for which only non-employee directors are eligible participants. The Directors' Stock Option Plan is designed to work automatically without administration, however to the extent administration is necessary, it will be performed by the Board of Directors (or an independent committee thereof). Under these plans, Coherent may grant options to purchase up to an aggregate of 5,500,000, 6,300,000 and 689,000 shares of common stock, respectively, of which zero, 2,388,066 and 132,000, respectively, remain available for grant at fiscal 2010 year-end. Employee options are generally exercisable between two and four years from the grant date at a price equal to the fair market value of the common stock on the date of the grant and generally vest 25% to 50% annually. The Company settles stock option exercises with newly issued shares of common stock. Grants under employee plans generally expire six years from the original grant date. Director options are automatically granted to our non-employee directors. Such directors initially receive a stock option for 24,000 shares exercisable over a three-year period and an award of restricted stock units of 2,000 shares. Currently, the non-employee directors receive an annual stock option grant of 6,000 shares exercisable as to 50% of the shares on the day prior to each of the next two annual stockholder meetings. Grants under director plans expire ten years from the original grant date. In addition, currently each non-employee director receives an annual grant of 2,000 shares of restricted stock units that vest on the day prior to the annual stockholder meeting held in the third calendar year following the date of grant. Beginning with our next annual meeting of stockholders in 2011, the annual grant for non-employee directors will be 3,500 shares of restricted stock units that will vest on February 15 of the calendar year following the grant.

        In the second quarter of fiscal 2007, the Company stopped granting stock options while a voluntary review of our historical stock option practices was conducted. The Company resumed granting stock options in the first quarter of fiscal 2008.

        In April 2008, we initiated a tender offer for non-executive officer employees related to certain discount options discovered during our voluntary review of our historical stock option practices. Discount options are options with an exercise price that is less than the fair market value of the shares underlying the option at the time of grant. The discounted options included in this offer were certain options which vested after December 31, 2004. During the tender offer period, employees had the

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

ability to amend the exercise price per share for eligible options to the fair market value of the underlying option as of the measurement date of that option, and receive a cash payment for the difference between the discounted share price and the amended share price. This amendment was designed to allow holders of discount options to avoid certain adverse tax consequences associated with discount options. The offer expired on May 9, 2008. The incremental stock compensation expense resulting from the offer was $0.4 million which was recognized immediately as all eligible options were fully vested. During fiscal 2010, 2009 and 2008, we also recorded expense of $0.2 million, $0.5 million and $2.5 million, respectively, for tax payments to be made to United States and United Kingdom tax authorities on behalf of employees in connection with these amended shares.

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

        Expected Volatility—Our process for computing expected volatility considers both historical volatility and market-based implied volatility; however our estimate of expected forfeitures is based on historical employee data and could differ from actual forfeitures.

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

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

        The fair values of the Company's stock options granted to employees and shares purchased under the stock purchase plan for fiscal 2010, 2009 and 2008 were estimated using the following weighted-average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	Fiscal			Fiscal
	2010	2009	2008	2010	2009	2008
Expected life in years	4.6	4.2	3.5	0.5	0.5	0.7
Expected volatility	33.0%	48.0%	29.5%	33.5%	50.7%	31.9%
Risk-free interest rate	2.0%	2.0%	3.9%	0.2%	0.8%	1.8%
Expected dividends	none	none	none	none	none	none
Weighted average fair value per share	$8.27	$8.95	$8.78	$7.27	$6.50	$7.31

Stock Compensation Expense

        The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for fiscal 2010, 2009 and 2008 (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Cost of sales	$949	$753	$1,893
Research and development	1,174	933	1,970
Selling, general and administrative	6,333	5,199	9,062
Income tax benefit	(1,610)	(1,084)	(3,919)

	$6,846	$5,801	$9,006

        Total stock-based compensation cost capitalized as part of inventory during fiscal 2010 was $0.9 million. $0.9 million was amortized into income during fiscal 2010, which includes amounts capitalized in fiscal 2010 and amounts carried over from fiscal 2009. Total stock-based compensation cost capitalized as part of inventory during fiscal 2009 was $0.8 million. $0.9 million was amortized into income during fiscal 2009, which includes amounts capitalized in fiscal 2009 and amounts carried over from fiscal 2008. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

        At fiscal 2010 year-end, the total compensation cost related to unvested stock-based awards granted to employees under the Company's stock option and award plans but not yet recognized was approximately $10.1 million, net of estimated forfeitures of $1.4 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.

        At fiscal 2010 year-end, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $0.1 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month.

        The stock option exercise tax benefits reported in the statement of cash flows results from the excess tax benefits arising from tax deductions in excess of the stock-based compensation cost recognized, determined on a grant-by-grant basis. During fiscal 2010 and fiscal 2009, we recorded

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

approximately $0.9 million and $0.0 million, respectively, of excess tax benefits as cash flows from financing activities.

        During fiscal 2008, our Board of Directors approved an extension of the exercise period to August 25, 2009 for 397,500 fully vested stock options previously granted by the Company to employees. As a result, we recorded approximately $0.5 million in compensation expense related to the stock option modification during fiscal 2008. There were no extensions granted during fiscal 2010 or 2009.

        During fiscal 2010 and fiscal 2008, we recorded cash-based compensation expense of $0.3 million and $0.6 million, respectively for cash payments to employees for options that were not able to be exercised due to the internal stock option investigation. In addition, we recorded compensation expense of $0.5 million and $1.6 million, respectively, in fiscal 2009 and fiscal 2008 for tax payments to be made to United States and United Kingdom tax authorities on behalf of employees in connection with discounted options previously exercised, for the adverse tax consequences associated with these discount options. We also recorded $0.4 million in fiscal 2008 for tax payments to be made to United States tax authorities on behalf of employees in connection with shares amended to allow the holders of unexercised discount options to avoid certain adverse tax consequences associated with those discount options.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

Stock Options & Awards Activity

        The following is a summary of option activity for our Stock Option Plans for fiscal 2010, 2009 and 2008 (in thousands, except per share amounts and remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 29, 2007	3,196	$29.00
Granted	851	32.50
Exercised	(643)	25.67
Forfeitures	(75)	32.99
Expirations	(449)	31.36

Outstanding at September 27, 2008	2,880	$30.31	3.0	$13,496

Vested and expected to vest at September 27, 2008	2,873	$30.31	3.0	$13,475

Exercisable at September 27, 2008	2,442	$29.99	2.6	$12,218

Outstanding at September 28, 2008	2,880	$30.31
Granted	499	22.30
Exercised	(9)	25.37
Forfeitures	(26)	25.94
Expirations	(850)	28.34

Outstanding at October 3, 2009	2,494	$29.44	3.4	$562

Vested and expected to vest at October 3, 2009	2,458	$29.54	3.4	$547

Exercisable at October 3, 2009	1,968	$31.23	2.7	$147

Outstanding at October 3, 2009	2,494	$29.44
Granted	476	26.59
Exercised	(1,004)	29.09
Forfeitures	(38)	24.66
Expirations	(35)	31.95

Outstanding at October 2, 2010	1,893	$28.96	4.0	$21,279

Vested and expected to vest at October 2, 2010	1,862	$29.02	4.0	$20,820

Exercisable at October 2, 2010	1,118	$31.69	2.8	$9,520

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for in-the-money options. During fiscal 2010, 2009 and 2008, the aggregate intrinsic value of options exercised under the Company's stock option plans were $6.0 million, $0.1 million and $6.0 million, respectively, determined as of the date of option exercise.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

        Under our 2001 Stock Plan, employees and non-employee directors are eligible for grants of restricted stock awards and/or restricted stock units. Restricted stock awards and restricted stock units are independent of option grants and are typically subject to vesting restrictions—either time-based or performance-based conditions for vesting. Until restricted stock vests, shares (including those issuable upon vesting of the applicable restricted stock unit) are subject to forfeiture if employment terminates prior to the release of restrictions and cannot be transferred.

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

        The Company granted Performance RSUs during the second quarter of fiscal 2008 which have a single vesting measurement date of November 14, 2010. These RSUs vest as to anywhere between 0% and 300% of the targeted amount based upon achievement by the Company of (a) an annual revenue threshold amount and (b) adjusted EBITDA percentage targets. The Company has determined that the performance target has not been met and these awards were cancelled in fiscal 2011 with no shares vesting. For the purposes of calculating potentially dilutive shares, performance RSUs have not been included.

        The cost of the restricted stock awards and units, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. We had 480,931 units of restricted stock outstanding at fiscal 2010 year-end and 356,528 shares and units of restricted stock outstanding at fiscal 2009 year-end.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

        The following table summarizes our restricted stock award and restricted stock unit activity for fiscal 2010, 2009 and 2008 (in thousands, except per share amounts):

	Number of Shares(2)	Weighted Average Grant Date Fair Value
Nonvested stock at September 29, 2007	261	$33.02
Granted	262	28.72
Vested(1)	(79)	33.35
Forfeited	(103)	32.80

Nonvested stock at September 27, 2008	341	$29.70
Granted	178	22.38
Vested(1)	(112)	30.72
Forfeited	(50)	30.22

Nonvested stock at October 3, 2009	357	$25.66
Granted	245	26.73
Vested(1)	(104)	25.87
Forfeited	(17)	23.87

Nonvested stock at October 2, 2010	481	$26.22

(1)
Service-based restricted stock vested during each fiscal year

(2)
Performance-based awards and units included at 100% of target goal.

        At fiscal 2010 year-end, 2,520,066 options were available for future grant under all plans. At fiscal 2010 year-end, all outstanding stock options have been issued under plans approved by our shareholders.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (Continued)

        The following table summarizes information about stock options outstanding at fiscal 2010 year-end:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price per Share
$15.21 - $22.98	58,867	$18.21	7.61	18,800	$17.85
$23.16 - $23.16	353,684	23.16	4.13	92,248	23.16
$26.16 - $26.16	433,550	26.16	6.13	1,125	26.16
$26.41 - $32.10	247,100	30.37	3.68	209,100	30.22
$32.23 - $32.23	3,000	32.23	2.08	3,000	32.23
$32.95 - $32.95	580,000	32.95	2.99	580,000	32.95
$33.18 - $35.01	132,430	34.28	2.05	132,430	34.28
$35.03 - $35.03	78,560	35.03	0.68	78,560	35.03
$35.36 - $35.36	3,000	35.36	6.67	—	—
$37.91 - $37.91	3,000	37.91	1.60	3,000	37.91

$15.21 - $37.91	1,893,191	$28.96	4.00	1,118,263	$31.69

        There were 1,967,520 and 2,442,162 options exercisable as of fiscal 2009 and 2008 year-ends with weighted average exercise prices of $31.23 per share and $29.99 per share, respectively.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Activity in accumulated other comprehensive income (loss) related to derivatives, net of tax, held by us is as follows (in thousands):

Balance, September 27, 2008	$(93)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	8

Balance, October 3, 2009	(85)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	85

Balance, October 2,2010	$—

        Accumulated other comprehensive income (net of tax) at fiscal 2010 year-end is comprised of accumulated translation adjustments of $62.1 million. Accumulated other comprehensive income (net of tax) at fiscal 2009 year-end is comprised of accumulated translation adjustments of $80.3 million and net loss on derivative instruments of $0.1 million.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. OTHER INCOME (EXPENSE), NET

        Other income (expense) includes other-net which is comprised of the following (in thousands):

	Fiscal
	2010	2009	2008
Foreign exchange gain (loss)	$(1,417)	$(1,101)	$1,965
Japan consumption tax benefit(1)	—	2,497	3,330
Gain (loss) on deferred compensation investments, net (Note 14)	756	(4,305)	(99)
Other—net	145	(46)	(1,225)

Other income (expense), net	$(516)	$(2,955)	$3,971

(1)
The Japanese consumption tax (JCT) benefit is due to a two-year exemption, ending in September 2009, from the JCT registration and filing requirements.

17. INCOME TAXES

        The provision for (benefit from) income taxes on income (loss) before income taxes consists of the following (in thousands):

	Fiscal
	2010	2009	2008
Currently payable:
Federal	$(7,776)	$735	$5,956
State	(551)	103	316
Foreign	17,967	10,154	10,959

	9,640	10,992	17,231
Deferred:
Federal	10,897	(10,126)	(7,069)
State	1,418	(537)	1,195
Foreign	(892)	(865)	2,527

	11,423	(11,528)	(3,347)

Provision for (benefit from) income taxes	$21,063	$(536)	$13,884

        The components of income (loss) before income taxes consist of (in thousands):

	Fiscal
	2010	2009	2008
United States	$9,004	$(56,043)	$(6,222)
Foreign	48,975	20,188	43,509

Income (loss) before income taxes	$57,979	$(35,855)	$37,287

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

        The reconciliation of the income tax expense (benefit) at the U.S. Federal statutory rate (35% in fiscal years 2010, 2009 and 2008) to actual income tax expense (benefit) is as follows (in thousands):

	Fiscal
	2010	2009	2008
Federal statutory tax expense (benefit)	$20,293	$(12,549)	$13,051
Valuation allowance	569	6,756	218
Foreign taxes at rates less than U.S. rates, net	(2,017)	(403)	(186)
Stock-based compensation	1,313	1,875	1,264
State income taxes, net of federal income tax benefit	1,104	(1,376)	471
Research and development credit	(824)	(2,525)	(1,153)
Impairment of goodwill	—	6,750	—
Deferred compensation	(210)	944	187
Other	835	(8)	32

Provision for (benefit from) income taxes	$21,063	$(536)	$13,884

Effective tax rate	36.3%	1.5%	37.2%

        The significant components of deferred tax assets and liabilities were (in thousands):

	Fiscal year-end
	2010	2009
Deferred tax assets:
Reserves and accruals not currently deductible	$27,229	$23,954
Operating loss carryforwards and tax credits	61,033	61,691
Capital loss carryforwards	408	54
Other prepaids	—	6,336
Deferred service revenue	2,095	2,233
Depreciation and amortization	2,778	2,600
Inventory capitalization	910	4,870
Stock-based compensation	7,369	9,124
Competent authority offset to transfer pricing tax reserves	16,610	19,762
Other	(1,107)	61

	117,325	130,685
Valuation allowance	(7,377)	(6,807)

	109,948	123,878
Deferred tax liabilities:
Gain on issuance of stock by subsidiary	22,660	22,660
Depreciation and amortization	6,755	7,842
Accumulated translation adjustment	4,221	5,308
Other	11,274	9,960

	44,910	45,770

Net deferred tax assets	$65,038	$78,108

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

        In determining our fiscal 2010, 2009 and 2008 tax provisions under ASC Subtopic 740, "Income Taxes", we calculated the deferred tax assets and liabilities for each separate tax entity. We then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. We determined that a valuation allowance was appropriate for a portion of the deferred tax assets of our California R&D tax credits, foreign net operating losses and capital loss carryforwards at fiscal 2010, 2009 and 2008 year-ends.

        During fiscal 2010, we increased our valuation allowance on deferred tax assets by $0.6 million to $7.4 million, primarily due to capital losses, the reduced ability to utilize California R&D tax credits as a result of the current apportionment factor and the reduced ability to utilize foreign net operating losses.

        The net deferred tax asset is classified on the consolidated balance sheets as follows (in thousands):

	Fiscal year-end
	2010	2009
Current deferred income tax assets	$20,050	$28,164
Current deferred income tax liabilities	(2,000)	(1,224)
Non-current deferred income tax assets	53,219	60,819
Non-current deferred income tax liabilities	(6,231)	(9,651)

Net deferred tax assets	$65,038	$78,108

        We have various tax attribute carryforwards which include the following:

  •
  Foreign net operating loss carryforwards are $9.8 million, of which $6.3 million have no expiration date and of which $3.5 million will expire in fiscal years 2019 to 2030.

  •
  Federal capital loss carryforwards of $1.0 million which will expire in fiscal year 2011 to 2015. State capital loss carryforwards of $1.0 million which will expire in fiscal 2011 to 2015.

  •
  Federal R&D credit carryforwards of $12.4 million which will expire in fiscal years 2022 to 2030. California R&D credit carryforwards of $15.4 million that have no expiration date.

  •
  Federal foreign tax credit carryforwards of $19.6 million which will expire in fiscal years 2016 to 2019.

        Included in the net deferred tax asset balance is $4.2 million of deferred tax liabilities related to the accumulated translation adjustment. The associated tax expenses are recorded as a part of other comprehensive income.

        The Internal Revenue Service ("IRS") has reviewed and accepted the examination report for the audits of our 2003 and 2004 U.S. federal income tax returns and this matter is now closed. We had previously agreed to various adjustments proposed by the IRS in its Notices of Proposed Adjustments ("NOPAs") to these returns and there were no additional adjustments prior to the IRS concluding the audits and accepting the examination report. The IRS has indicated that it may consider an audit of our 2005 and 2006 tax returns. The IRS is also auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We received a NOPA

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

from the IRS in October 2008 to decrease the amount of research and development credits generated in years 2000 and 2001. We responded to this NOPA and we are disputing the adjustment with the IRS through the appeals process available to us and we have an opening conference scheduled in December 2010. We believe that we have provided adequate reserves for any adjustments related to these credits that may be determined under the IRS appeals process and therefore we do not anticipate any material impact to our financial statements.

        In the third quarter of fiscal 2010, the German tax authorities had concluded the audit of our subsidiary in Göttingen for the tax years 1999 through 2001. As a result of the audit settlement, there was a release of income tax reserves under ASC 740, "Income Taxes," (formerly FIN 48) net of the tax audit assessment and the amount was not material. After fiscal 2010 year-end, the German tax authorities also concluded and issued an assessment for the audit of this subsidiary for the tax years 2002 through 2005. Since the written tax audit assessment was received after fiscal 2010 year end, there was no adjustment to the ASC 740 net tax reserves in fiscal year 2010. The reserve will be released in fiscal year 2011 and the impact of the net tax expense is not material.

        As of October 2, 2010, the total amount of gross unrecognized tax benefits was $50.1 million, of which $27.9 million, if recognized, would affect our effective tax rate. As of October 3, 2009, we recorded gross unrecognized tax benefits of $58.1 million of which $32.5 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefit was classified as long-term taxes payable in the consolidated balance sheets. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of October 2, 2010, the total amount of gross interest and penalties accrued was $6.9 million, which is classified as long-term taxes payable in the consolidated balance sheets. As of October 3, 2009, we had accrued $7.7 million for the gross interest and penalties relating to the gross unrecognized tax benefits.

        Management believes that it has adequately provided for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in our tax audits be resolved in a manner not consistent with management's expectations, we could be required to adjust our provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is highly uncertain, we do not believe it is reasonably possible that our unrecognized tax benefits would materially change in the next twelve months. We expect to settle the German tax audit previously mentioned within the next twelve months and we anticipate a reduction of $1.9 million in our unrecognized tax benefits with no material impact on our effective tax rate.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

        A reconciliation of the change in gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Fiscal year-end
	2010	2009	2008
Balance as of the beginning of the year	$50,370	$45,211	$40,116
Tax positions related to current year:
Additions	646	1,610	1,349
Reductions	—	—	—
Tax positions related to prior year:
Additions	—	3,549	4,214
Reductions	(6,607)	—	(468)
Settlements	(874)	—	—
Lapses in statutes of limitations	(281)	—	—

Balance as of end of year	$43,254	$50,370	$45,211

        As noted in our table above, we had a reduction of $6.6 million in our gross uncertain tax positions during fiscal 2010. We recorded a comparable reduction in deferred tax assets, primarily relating to competent authority for these types of items and as a result, this reduction did not have an impact on our effective tax rate for fiscal 2010.

        A summary of the fiscal tax years that remain subject to examination, as of October 2, 2010, for our major tax jurisdictions is:

United States—Federal	1999—forward
United States—Various States	2001—forward
Netherlands	2005—forward
Germany	2002—forward
Japan	2004—forward
United Kingdom	2008—forward

        The "Worker, Homeownership and Business Assistance Act of 2009" was enacted on November 6, 2009. Under the Act, businesses with net operating losses for tax years 2008 and 2009 may carry back those losses for up to five years. We elected to carry back the net operating loss generated in the tax year ended October 3, 2009 to the tax year ended September 30, 2006 and we received a refund of $2.7 million.

        In September 2008, the state of California approved its budget which limited our ability to utilize available state net operating losses and tax credits. Under this tax law, the utilization of net operating losses was suspended for tax years 2008 and 2009 and the expiration date of net operating loss carryforwards was extended for a two-year period. Additionally, for tax years 2008 and 2009, taxpayers may only utilize available tax credits to reduce 50% of their current tax liability. The new law does not affect the amount of net operating loss or tax credit carryforwards that we expect to ultimately use to offset future California taxes. However, it did limit the amount of net operating losses and tax credits that we were able to utilize to reduce our taxes payable for fiscal year 2010. This amount is not considered material.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

        On October 8, 2010, the state of California approved its 2010-2011 budget that includes modifications to tax law provisions that were previously set to become effective with tax years beginning on or after January 1, 2011. We are assessing the effects of the change in the tax law and will recognize any impacts in fiscal year 2011.

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

        Our Chief Executive Officer has been identified as the chief operating decision maker (CODM) as he assesses the performance of the segments and decides how to allocate resources to the segments. Income (loss) from operations is the measure of profit and loss that our CODM uses to assess performance and make decisions. As assets are not a measure used to assess the performance of the company by the CODM, asset information is not tracked or compiled by segment and is not available to be reported in our disclosures. Income (loss) from operations represents the sales less the cost of sales and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared sales and manufacturing costs. We do not allocate to our operating segments certain operating expenses, which we manage separately at the corporate level. These unallocated costs include stock-based compensation, corporate functions (certain research and development, management, finance, legal and human resources) and are included in the results below under Corporate and other in the reconciliation of operating results. Management does not consider unallocated Corporate and other costs in its measurement of segment performance.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        The following table provides sales and income (loss) from operations for our operating segments (in thousands):

	Fiscal
	2010	2009	2008
Net sales:
Commercial Lasers and Components	$208,691	$125,619	$198,748
Specialty Laser Systems	396,276	310,163	400,414
Corporate and other	100	100	100

Total net sales	$605,067	$435,882	$599,262

Income (loss) from operations:
Commercial Lasers and Components	$2,472	$(45,240)	$6,620
Specialty Laser Systems	85,002	31,751	58,948
Corporate and other	(30,594)	(21,668)	(42,976)

Total income (loss) from operations	$56,880	$(35,157)	$22,592

        The following table provides a reconciliation of our total income (loss) from operations to net income (loss) (in thousands):

	Fiscal
Reconciliation of Income (Loss) From Operations to Net Income (Loss)	2010	2009	2008
Total income (loss) from operations	$56,880	$(35,157)	$22,592
Total other income (expense), net	1,099	(698)	14,695

Income (loss) before income taxes	57,979	(35,855)	37,287
Provision for (benefit from) income taxes	21,063	(536)	13,884

Net Income (loss)	$36,916	$(35,319)	$23,403

Geographic Information

        Our foreign operations consist primarily of manufacturing facilities in Europe and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for fiscal 2010, 2009 and 2008 is based on the location of the end customer. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of each year.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        Sales to unaffiliated customers are as follows (in thousands):

	Fiscal
SALES	2010	2009	2008
United States	$196,633	$148,982	$194,349
Foreign countries:
Japan	103,009	79,709	128,056
Germany	88,518	72,732	106,642
Europe, other	52,066	48,575	62,623
Asia-Pacific, other	116,519	60,806	66,905
Rest of World	48,322	25,078	40,687

Total foreign countries sales	408,434	286,900	404,913

Total sales	$605,067	$435,882	$599,262

        Long-lived assets, which include all non-current assets other than goodwill, intangibles and deferred taxes, by geographic region, are as follows (in thousands):

	Fiscal Year-end
LONG-LIVED ASSETS	2010	2009
United States	$82,776	$82,862
Foreign countries:
Germany	26,561	28,486
Europe, other	2,795	9,599
Asia-Pacific	2,506	2,359

Total foreign countries long-lived assets	31,862	40,444

Total long-lived assets	$114,638	$123,306

        For fiscal 2010, 2009 and 2008, no one customer accounted for 10% or more of total net sales.

19. SUBSEQUENT EVENTS

        On November 4, 2010, we announced that we entered into a definitive agreement to acquire the business assets of privately-held Hypertronics for approximately $15 million in an all cash transaction. The transaction is subject to a number of closing conditions and is expected to close during our second fiscal quarter of 2011.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Summarized quarterly financial data for the years ended October 2, 2010 and October 3, 2009 are as follows (in thousands, except per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Fiscal 2010:
Net sales	$122,815		$149,157		$166,697		$166,398
Gross profit	51,032		65,613		74,347		69,819
Net income	4,179	(1)	8,480	(2)	14,404	(3)	9,853	(4)
Net income per basic share	$0.17		$0.34		$0.58		$0.40
Net income per diluted share	$0.17		$0.34		$0.57		$0.39
Fiscal 2009:
Net sales	$124,388		$105,422		$98,479		$107,593
Gross profit	50,389		39,607		33,614		37,500
Net loss	(14,679	)(5)	(9,130	)(6)	(7,015	)(7)	(4,495	)(8)
Net loss per basic share	$(0.61)		$(0.38)		$(0.29)		$(0.18)
Net loss per diluted share	$(0.61)		$(0.38)		$(0.29)		$(0.18)

(1)
The first quarter of fiscal 2010 includes a $1,519 of after tax stock-based compensation expense, $813 of after tax restructuring costs primarily related to the transition of activities out of Montreal, Canada, and Tampere, Finland and $1,438 after tax net payment from the settlement of litigation resulting from our internal stock option investigation.

(2)
The second quarter of fiscal 2010 includes $1,873 of after tax stock-based compensation expense and $978 of after tax restructuring costs primarily related to the transition of activities out of Montreal, Canada, and Tampere, Finland.

(3)
The third quarter of fiscal 2010 includes $1,590 of after tax stock-based compensation expense and $786 of after tax restructuring costs primarily related to the transition of activities out of Montreal, Canada, and Tampere, Finland.

(4)
The fourth quarter of fiscal 2010 includes $1,864 of after tax stock-based compensation expense and $3,209 of after tax restructuring costs primarily related to the loss on the sale of our Finland facility.

(5)
The first quarter of fiscal 2009 includes a $19,286 after tax charge for the impairment of all of the goodwill of our Commercial Lasers and Components segment, $1,153 of after tax stock-based compensation expense, $2,613 of after tax restructuring costs primarily related to the exit of our Auburn, California facility, the consolidation of our German Excimer manufacturing into one location in Germany and headcount reductions due to current economic conditions, and $269 of after tax expense related to litigation resulting from our internal stock option investigation.

(6)
The second quarter of fiscal 2009 includes $1,972 of after tax stock-based compensation expense, $4,463 of after tax restructuring costs primarily related to the exit of our Auburn, California facility, the consolidation of our German Excimer manufacturing into one location in Germany and headcount reductions due to current economic conditions, $356 of after tax expense related to litigation resulting from our internal stock option investigation and a tax charge of $2,666 resulting from a recently enacted change in state tax law.

(7)
The third quarter of fiscal 2009 includes $1,368 of after tax stock-based compensation expense, $3,354 of after tax restructuring costs primarily related to the exit of our St. Louis, Missouri and Munich, Germany facilities and related headcount reductions, and $74 of after tax expense related to litigation resulting from our internal stock option investigation.

(8)
The fourth quarter of fiscal 2009 includes $1,308 of after tax stock-based compensation expense, $1,054 of after tax restructuring costs primarily related to the exit of our St. Louis, Missouri facility and the planned fiscal 2010 closure of our Finland facility, $1,111 of tax expense related to an increase in valuation allowances against deferred tax assets and $121 of after tax expense related to litigation resulting from our internal stock option investigation.

INDEX TO EXHIBITS

Sequentially Exhibit Number	Exhibit
10.7	Variable Compensation Plan, as amended
10.8	Fiscal 2010 Variable Compensation Plan Payout Scale for Named Executive Officers
10.9**	Fiscal 2011 Variable Compensation Plan Payout Scale for Named Executive Officers
10.18	Form of Indemnification Agreement
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**
Portions of this exhibit are redacted and confidential treatment has been requested.

        All other exhibits required to be filed as part of this report have been incorporated by reference. See item 15 for a complete index of such exhibits.