Form 10-K/A
period 2010-10-02
COHERENT INC
filed 2011-01-31
CIK 21510

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

DOCUMENT INCORPORATED BY REFERENCE

         None.

 EXPLANATORY NOTE

        This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 2010 filed with the Securities and Exchange Commission for the purposes of including information that was to be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Registrant will not file its proxy statement within 120 days of its fiscal year ended October 2, 2010 and is therefore amending its Annual Report on Form 10-K as set forth below to include such information.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        The names of the directors of Coherent, Inc. (the "Company") and certain information about them as of December 31, 2010 are set forth below.

Name	Age	Director Since	PrincipalOccupation
John R. Ambroseo, PhD	49	2002	President and Chief Executive Officer
Susan M. James(1)(2)	64	2008	Retired Consultant to Ernst & Young
L. William Krause(2)(3)	68	2009	President of LWK Ventures
Garry W. Rogerson, PhD(1)(2)(3)	58	2004	Chairman of the Board of Coherent
Lawrence Tomlinson(1)	70	2003	Retired Senior Vice President and Treasurer of Hewlett-Packard Co.
Sandeep Vij(2)(3)(4)	45	2004	President and Chief Executive Officer of MIPS Technologies, Inc.

(1)
Member of the Audit Committee.

(2)
Member of the Governance and Nominating Committee.

(3)
Member of the Compensation and H.R. Committee.

(4)
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

        Dr. Ambroseo's status as our Chief Executive Officer, his 22 year tenure with the Company, his extensive knowledge of our products, technologies and end markets and his over eight years of service as a director of Coherent make him an invaluable member of our Board of Directors.

        Susan M. James.    Ms. James originally joined Ernst & Young, a global leader in professional services, in 1975, becoming a partner in 1987 and from June 2006 to December 2009, was a consultant to Ernst & Young. During her tenure with Ernst & Young, she has been the lead partner or partner-in-charge for the audit work for a significant number of technology companies, including Intel Corporation, Sun Microsystems, Amazon.com, Autodesk and the Hewlett-Packard Corporation, and for the Ernst & Young North America Global Account Network. She also served on the Ernst & Young Americas Executive Board of Directors from January 2002 through June 2006. She is a certified public accountant and a member of the American Institute of Certified Public Accountants. Ms. James also serves on the board of directors of Applied Materials, Inc., a global leader in the manufacture of products for the advanced semiconductor, flat panel display and solar photovoltaic markets, Yahoo! Inc., an Internet technology company, and the Tri-Valley Animal Rescue, a non-profit that is dedicated to providing homes for homeless pets. Ms. James holds Bachelor's degrees from Hunter College and San Jose State University.

        Ms. James' years in the accounting industry, her service on the boards and committees of a number of other publicly held companies and her over two years of service as a director of Coherent make her an invaluable member of our Board of Directors.

        L. William Krause.    Mr. Krause has been President of LWK Ventures, a private investment firm since 1991. In addition, Mr. Krause served as Chairman of the Board of Caspian Networks, Inc., an IP networking systems provider, from April 2002 to September 2006 and as Chief Executive Officer from April 2002 until June 2004. From September 2001 to February 2002, Mr. Krause was Chairman and Chief Executive Officer of Exodus Communications, Inc. which he guided through Chapter 11 Bankruptcy to a sale of assets. He also served as President and Chief Executive Officer of 3Com Corporation, a global data networking company, from 1981 to 1990, and as its Chairman from 1987 to 1993 when he retired. Mr. Krause currently serves as a director for Brocade Communications Systems, Inc., a networking solutions and services company, CommScope Inc., a networking infrastructure company and Core-Mark Holdings, Inc., a distributor of packaged consumer goods. Mr. Krause previously served as a director for Sybase, Inc., Packeteer, Inc. and TriZetto Group, Inc. Mr. Krause holds a B.S. degree in electrical engineering and received an honorary Doctorate of Science from The Citadel.

        Mr. Krause's years of executive and management experience in the high technology industry, including serving as the chief executive officer of several companies, his service on the boards and committees of a number of other publicly held companies, and his year and a half of service as a director of Coherent make him an invaluable member of our Board of Directors.

        Garry W. Rogerson.    Dr. Rogerson has served as our Chairman of the Board since June 2007. Dr. Rogerson was Chairman and Chief Executive Officer of Varian, Inc., a major supplier of scientific instruments and consumable laboratory supplies, vacuum products and services, from February 2009 and 2004, respectively until the purchase of Varian by Agilent Technologies, Inc. in May, 2010. Dr. Rogerson served as Varian's Chief Operating Officer from 2002 to 2004, as Senior Vice President, Scientific Instruments from 2001 to 2002, and as Vice President, Analytical Instruments from 1999 to 2001. Dr. Rogerson received an honours degree and Ph.D. in biochemistry from the University of Kent at Canterbury.

        Dr. Rogerson's years of executive and management experience in the high technology industry, including serving as the chief executive officer of another company, his service on the board of another publicly held company, and his over six years of service as a director of Coherent make him an invaluable member of our Board of Directors.

        Lawrence Tomlinson.    Mr. Tomlinson retired from Hewlett-Packard Co., a global technology company, in June 2003. Prior to retiring from Hewlett-Packard Co., from 1993 to June 2003 Mr. Tomlinson served as its Treasurer, from 1996 to 2002 he was also a Vice President of Hewlett-Packard Co. and from 2002 to June 2003 was also a Senior Vice President of Hewlett-Packard Co. Mr. Tomlinson is a member of the board of directors of Salesforce.com, Inc., a customer relationship management service provider. During the past five years, Mr. Tomlinson has also served as a director of Therma-Wave, Inc. Mr. Tomlinson received a B.S. from Rutgers University and an M.B.A. from Santa Clara University.

        Mr. Tomlinson's years of executive and management experience in the high technology industry, his experience in the finance and accounting industry, his service on the boards and committees of a number of other publicly held companies and his over seven years of service as a director of Coherent make him an invaluable member of our Board of Directors.

        Sandeep Vij.    Mr. Vij has held the position of President and Chief Executive Officer of MIPS Technologies, Inc., a leading provider of processor architectures and cores, since January 2010. Previously, Mr. Vij was the Vice President and General Manager of the Broadband and Consumer Division of Cavium Networks, Inc., a leading provider of highly integrated semiconductor products from May 2008 to January 2010. Prior to that he held the position of Vice President of Worldwide Marketing, Services and Support for Xilinx Inc., a digital programmable logic device provider, from 2007 to April 2008. From 2001 to 2007, he held the position of Vice President of Worldwide Marketing at Xilinx. From 1997 to 2001, he served as Vice President and General Manager of the General Products Division at Xilinx. Mr. Vij joined Xilinx in 1996 as Director of FPGA Marketing. Prior to Xilinx, Mr. Vij spent five years in various senior roles at Altera Corporation. Mr. Vij is a member of the board of directors of MIPS Technologies, Inc. He is a graduate of General Electric's Edison Engineering Program and Advanced Courses in Engineering. He holds an MSEE from Stanford University and a BSEE from San Jose State University.

        Mr. Vij's years of executive and management experience in the high technology industry, including serving as the chief executive officer of another company, his service on the board of another publicly held company, and his over six years of service as a director of Coherent make him an invaluable member of our Board of Directors.

Executive Officers

        The name, age, position and a brief account of the business experience of our chief executive officer and each of our other executive officers as of December 31, 2010 are set forth below:

Name	Age	Office Held
John R. Ambroseo, PhD	49	President and Chief Executive Officer
Helene Simonet	58	Executive Vice President and Chief Financial Officer
Mark Sobey, PhD	50	Executive Vice President and General Manager, Specialty Laser Systems
Luis Spinelli	63	Executive Vice President and Chief Technology Officer
Bret M. DiMarco	42	Executive Vice President, General Counsel and Corporate Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish us with copies of all forms that they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us, and on written representations from certain reporting persons that no other reports were required for such persons, we believe that, during fiscal 2010, our officers, directors and greater than ten percent stockholders complied with all applicable Section 16(a) filing requirements.

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

        Stockholders may request free printed copies of our worldwide Business Conduct Policy from:

Coherent, Inc.
Attention: Investor Relations
5100 Patrick Henry Drive
Santa Clara, California 95054

Audit Committee Information

        The Board has determined that directors James and Tomlinson are "audit committee financial experts" as that term is defined in Item 407(d)(5) of Regulation S-K of the Securities Act of 1933, as amended. All of the members of the Audit Committee are "independent" as defined under rules promulgated by the SEC and qualify as independent directors under the marketplace rules of the NASDAQ Stock Market.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

        This Compensation Discussion and Analysis addresses the fiscal 2010 compensation for the principal executive officer, the principal financial officer, and the other three executive officers at our fiscal year-end who were the most highly compensated executive officers of Coherent. These executives are our "Named Executive Officers" ("NEO" or "NEOs") for fiscal 2010:

  •
  John R. Ambroseo, Ph.D., our president and chief executive officer;

  •
  Helene Simonet, our executive vice president and chief financial officer;

  •
  Mark S. Sobey, Ph.D., our executive vice president and general manager, specialty laser systems;

  •
  Bret M. DiMarco, our executive vice president, general counsel and corporate secretary; and

  •
  Luis Spinelli, our executive vice president and chief technology officer.

        This Compensation Discussion and Analysis describes the material elements of our executive compensation program during fiscal 2010, as well as compensation decisions made by our Compensation & H.R. Committee (the "committee") during fiscal 2011 prior to this analysis. It also provides an overview of our executive compensation philosophy, principal compensation policies and practices. Finally, it details how the committee arrived at the specific compensation decisions for our NEOs in fiscal 2010 and the key factors considered in these determinations.

Compensation Overview

        Compensation Philosophy.    Our executive compensation programs are designed to provide strong alignment between executive pay and performance and to focus executives on making decisions that enhance our stockholder value in both the short and long term. Executives are compensated in a manner consistent with Coherent's strategy, competitive practices, stockholder interest alignment, and evolving compensation governance standards. The committee positions the midpoint of our target compensation ranges near the 50th percentile of our peers, with actual compensation falling above or below depending upon the Company's financial performance. Our executive compensation program is designed to foster practices that will enable us to attract, retain, and motivate our executives to:

  •
  Ensure that the executive team has clear goals and accountability with respect to our financial performance;

  •
  Provide market levels of pay for meeting target performance expectations, with above market pay for performance above target and below market pay for performance below target; and

  •
  Promote our culture of integrity by properly rewarding appropriate risk taking, while not promoting excessive risk taking.

        Elements of Executive Compensation.    During fiscal 2010, the compensation of our NEOs, primarily consisted of base salary, an annual cash incentive award opportunity, and long-term equity incentive awards. For fiscal 2010, on average, 73% of our NEO's target compensation was delivered in the form of variable annual cash incentives or long-term equity incentives.

        The average target pay mix for our named executive officers during fiscal 2010 can be illustrated as follows:

Average NEO Target FY 10 Pay Mix

        Note: The annual cash incentive amounts represent target awards based on base salary and target bonuses in effect during Fiscal Year 2010. The Long Term Incentives include Stock Options (based on the dollar amount recognized for financial statement reporting purposes for fiscal 2010 in accordance with ASC 718) and Restricted Stock Units (using the grant date face value). This chart does not include other benefits, such as perquisites.

        Compensation Governance.    "Pay for performance" is at the core of Coherent's executive compensation approach. This is accomplished primarily by having a majority of the NEOs' potential compensation being "at risk" through a combination of a fiscal year variable cash bonus program and performance metrics in equity grants. In addition to this core philosophy the committee monitors and considers evolving governance approaches and standards in executive compensation. As more fully discussed below, recent examples of how this philosophy is applied and changes made pursuant to compensation best practices, include:

  •
  The elimination of the chief executive officer's 280G "tax gross-up" provision in the change of control severance plan in fiscal 2011;

  •
  The elimination and phasing-out of all perquisites and Company deferred compensation contributions for executive officers beginning in calendar 2011;

  •
  In fiscal 2009 the NEOs received less than $5,000 in total bonus pay-out, as neither the committee nor management recommended any modifications to the previously established performance metrics;

  •
  Despite the Company meeting the adjusted EBITDA percentage performance goals for pay-out under the performance-based RSU grants, the Company did not meet the record revenue threshold set by the committee. Therefore, no performance-based RSUs vested at the measurement date in the first quarter of fiscal 2011;

  •
  Named executive officers did not receive salary increases for fiscal 2009 or 2010;

  •
  Maintained the same target bonus percentage for each NEO in both fiscal 2010 and fiscal 2011;

  •
  In fiscal 2009, the Company adopted a claw-back policy for our chief executive officer and chief financial officer in certain circumstances; and

  •
  Aside from the change of control severance plan, our executive officers do not have employment or severance agreements.

        Certain Fiscal 2010 Operating Results.    Coherent had strong operating performance in fiscal 2010 as compared to fiscal 2009, including net sales growth of 38.8%, or $169 million, with a corresponding net income growth of over $70 million. Accordingly, in fiscal 2010, the compensation for our NEOs increased as compared to fiscal 2009, largely due to the significantly improved financial results resulting in the maximum payout under the Company's fiscal 2010 variable cash incentive plan.

Compensation process

  Role and Authority of Our Compensation and H.R. Committee

        The committee held six (6) meetings in fiscal 2010. Following our annual meeting in April, 2010, the committee consisted of Messrs. Vij (Chair), Krause and Tomlinson and Dr. Rogerson.

        The committee oversees our executive compensation philosophy and administers our executive compensation program. In particular, the committee reviews the corporate goals and objectives and approves the compensation for our Named Executive Officers. The committee has the sole authority delegated to it by the Board to make equity grants to our Named Executive Officers.

        The committee has adopted a charter, a copy of which may be found on our website at "www.coherent.com"—"Company"—"Corporate Governance." The committee targets a review of its charter annually.

        The committee may meet with or without management present, at its discretion. At most of its meetings, the committee conducts an executive session without management present.

  Role of Management

        The Compensation and H.R. Committee regularly meets with Dr. Ambroseo, our chief executive officer, to obtain recommendations with respect to the compensation programs, practices and packages for our Named Executive Officers other than Dr. Ambroseo. Additionally, Ms. Simonet, our executive vice president and chief financial officer, and Mr. DiMarco, our executive vice president and general counsel are regularly invited to meetings of the committee or otherwise asked to assist the committee. Additionally, during fiscal 2010, members of our human resources group regularly attended the committee's meetings. The assistance of these individuals includes providing financial information and analysis for the committee and its compensation consultant, taking minutes of the meeting or providing legal advice, developing compensation proposals for consideration, and providing insights regarding our employees (executive and otherwise) and the business context for the committee's decisions. Named Executive Officers will attend portions of committee meetings when requested, but leave the meetings when matters potentially affecting them are discussed. At the invitation of the committee, outside legal counsel frequently attends committee meetings. The committee makes decisions regarding Dr. Ambroseo's compensation without him present.

  Role of Compensation Consultants

        In fiscal 2010, the Compensation and H.R. Committee engaged Farient Advisors ("Farient") as its independent compensation consultants. Farient was retained to:

  •
  Review and analyze our executive compensation program;

  •
  Make recommendations for fiscal 2010 compensation; and

  •
  Review the Company's change of control severance plan.

        Additionally in fiscal 2010, the Board of Directors retained a separate independent compensation consultant, Compensia, Inc., to review Board-related compensation matters. After reviewing prevailing governance practices and interviewing several compensation consultants, during the fourth quarter of fiscal 2010 the committee determined to consolidate all of the independent compensation consultant work with Compensia. Farient completed its work for the committee in the fourth quarter of fiscal 2010. In fiscal 2011, the committee worked with Compensia.

        The independent compensation consultant serves at the discretion of the committee and is not permitted to do other work for the Company unless expressly authorized by the committee. Since their retention, neither Farient nor Compensia has performed any work for the Company other than its work with the committee or for the Board. The committee is focused on maintaining the independence of its compensation consultant and, accordingly, does not anticipate having its consultant perform any other work for the Company in addition to its direct work for the committee or the Board.

        We also participate in and maintain a subscription to the Radford Global Technology Survey. This survey provides benchmark data and compensation practices reports to assist us with regards to employee compensation generally. Such data includes executive compensation data which is presented to the committee at its request.

Pay Positioning Strategy and Benchmarking of Compensation

        We have striven to position the midpoint of our target compensation ranges near the 50th percentile of our peers, resulting in targeted total compensation that is competitive within our labor market for performance that meets the objectives established by the committee. A Named Executive Officer's actual salary, cash incentive compensation opportunity and equity compensation may fall below or above the target position based on the individual's experience, seniority, skills, knowledge, performance and contributions. These factors are weighed individually by the committee in its judgment, and no one factor neither takes precedence over others nor is any formula used in making these decisions. The chief executive officer's review of the performance of the other Named Executive Officers is considered by the committee in making individual pay decisions. With respect to the chief executive officer, the committee additionally considered the performance of Coherent as a whole and the views of the Board of Directors regarding the chief executive officer's performance. Actual realized pay is higher or lower than the targeted amounts for each individual based primarily on the Company's performance.

        In analyzing our executive compensation program relative to this target market positioning, the committee reviews information provided by its independent compensation consultant, which includes an analysis of data from peer companies' proxy filings with respect to similarly situated individuals at the peer companies and from compensation survey sources, including a broad cross-section of technology companies of similar size to Coherent from the Radford Global Technology Survey.

        For pay decisions made in fiscal 2010, Farient recommended that the committee approve modifications to the group of peer companies for conducting compensation analyses from proxies to better reflect our size, strategy and business. Accordingly, the committee removed Axcelis Technologies, Inc. and GSI Group, Inc. and added Finisar Corp., Infinera Corp., Opnext, Inc., Varian

Semiconductor and Veeco Instruments to the peer group for fiscal 2010. The committee also was mindful and took into consideration Institutional Shareholder Services' practices with regards to its formulation and use of peer groups and the relative size of peers, although the peer group selected is not confined to the Global Industrial Classification System (GICS) code for Coherent. For fiscal 2011, no changes were made to the group of peer companies. The peer group for fiscal 2010 comprised the following companies:

Altera Corp.	Integrated Device Tech.	PMC-Sierra, Inc.
Cymer Inc.	JDS Uniphase	Trimble Navigation Limited
FEI Company	Linear Technology	Varian Semiconductor
Finisar Corp.	Newport Corporation	Veeco Instruments
FLIR Systems, Inc.	Opnext, Inc.
Infinera Corp.	Plantronics, Inc.

        Several factors are considered in selecting the peer group, the most important of which are:

  •
  Industry (primarily companies in the Electronic Equipment and Semiconductor sub-industry classifications defined by the Global Industry Classification Standard (GICS) system);

  •
  Revenue level (as a proxy for complexity) (primarily companies with between $300 million and $1.5 billion in revenues);

  •
  Geographic location (U.S. technology markets); and

  •
  Emphasizing companies with a significant R&D component, a focus on manufacturing and seeking a balance between semiconductors and other equipment manufacturers.

        The committee annually reviews the composition of the peer group to ensure it is the most relevant set of companies to use for comparison purposes.

Components of Compensation

        The principal components of our executive officer compensation and employment arrangements during fiscal 2010 included:

  •
  Base salary;

  •
  Variable cash incentive payments;

  •
  Equity awards; and

  •
  Other benefits.

        These components were selected because the committee believes that a combination of salary, incentive pay and benefits is necessary to help us attract and retain the executive talent on which Coherent's success depends. The variable cash and equity components are structured to allow the committee to reward performance throughout the fiscal year and to provide an incentive for executives to appropriately balance their focus on short-term and long-term strategic goals.

Base Salary

        Base salary is the foundation to providing an appropriate total direct compensation package. We use base salary to fairly and competitively compensate our executives for the jobs we ask them to perform. This is the most stable component of our executive compensation program, as this amount is not at risk. The committee reviewed information provided by its independent compensation consultant with respect to similarly situated individuals at the peer companies to assist it in determining the base salary for each Named Executive Officer, depending upon the particular executive's experience and historical performance.

        During the first quarter of fiscal 2010, upon management's recommendation, the committee determined to maintain the base salaries of the NEOs at their fiscal 2009 levels.

        Effective beginning with the second quarter of fiscal 2011, based on data provided by Compensia, the committee increased the base salaries of Drs. Ambroseo and Sobey and Mr. Spinelli as a market adjustment to bring them in line with peer data for their positions. Additionally, all Named Executive Officers received a one-time salary increase of $35,000 to help offset the phased-out elimination of perquisites. These increases brought certain of the Named Executive Officers above the 50th percentile in the short-term, which the committee determined was consistent with the phased-out elimination of the perquisites coupled with the strong financial performance by the Company in fiscal 2010.

        The following table summarizes the base salary adjustments for fiscal 2010 and 2011.

Named Executive Officer	Salary Increase for Fiscal 2010	Base Salary for Fiscal 2010	Salary Increase effective Second Quarter Fiscal 2011(1)	Base Salary effective Second Quarter Fiscal 2011
John Ambroseo	$0	$580,000	$45,000	$625,000
Helene Simonet	$0	$370,000	$35,000	$405,000
Mark Sobey(2)	$0	$300,000	$60,000	$360,000
Bret DiMarco	$0	$300,000	$35,000	$335,000
Luis Spinelli	$0	$256,000	$39,000	$295,000

(1)
Includes $35,000 increase tied to phased-out elimination of perquisites.

(2)
Reflects the base salary and promotion increase upon Dr. Sobey's appointment as an executive officer beginning the third fiscal quarter of fiscal 2010.

Variable Cash Incentive Compensation

        To focus each executive officer on the importance of the financial performance of Coherent, a substantial portion of each individual's potential short-term compensation is in the form of variable incentive pay tied to committee-established goals. In fiscal 2010, Coherent maintained one incentive cash program under which executive officers were eligible to receive bonuses, the 2010 Variable Compensation Plan ("2010 VCP").

  2010 VCP

        The 2010 VCP was designed to promote the growth and profitability of Coherent. It provided incentive compensation opportunity in line with targeted market rates to our Named Executive Officers. Under the 2010 VCP, participants were eligible to receive bi-annual bonuses (with measurement periods for the first half and the second half of the 2010 fiscal year). In setting the performance goals, the Compensation and H.R. Committee assessed the anticipated difficulty and importance to the success of Coherent of achieving the performance goals.

        The actual awards (if any) payable for each semi-annual period varied depending on the extent to which actual performance met, exceeded or fell short of the goals approved by the committee. The 2010 VCP goals were tied to the Company achieving varying levels of adjusted EBITDA as a percentage of sales ("adjusted EBITDA %"), with a payout modifier tied to the level of the adjusted EBITDA % for each measurement period. Adjusted EBITDA was defined as earnings before interest, taxes, depreciation, amortization and certain other non-operating income and expense items and other items, such as the fiscal impact of stock option expensing under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC 718, stock option-related litigation costs and settlement related thereto, 2010 VCP earned, impairment or restructuring charges, and the impact of significant acquisitions.

        Due to the continuing worldwide economic downturn, the committee provided for a lower adjusted EBITDA % target in the first half of the fiscal year, with a payout cap of 100%. In order to incentivize management to drive improvement in adjusted EBITDA % over the course of the year, the committee approved a meaningful step up during the second half of the year and an increased payout cap of 200%. For the first half of fiscal 2010 no payout under the 2010 VCP would occur until the Company was profitable on a pro forma pre-tax basis, with a minimum revenue threshold. For the second half of fiscal 2010, the minimum threshold of achievement for any payment to be made required an adjusted EBITDA % greater than 12.5% in the second half of the year, with a minimum revenue threshold. Due to the Company's significantly improved operating performance, the payout cap was reached for both periods.

Fiscal 2010 Variable Compensation Plan Scale for Named Executive Officers

First Half FY 2010 VCP Scale		Second Half FY 2010 VCP Scale
Adjusted EBITDA %	Payout	Adjusted EBITDA %	Payout
		12.5	0%
8.5	25%	13.5	50%
11.0	50%	14.5	100%
13.5	75%	15.5	150%
14.5	100%	16.5	200%
Revenue Threshold $210.2 million		Revenue Threshold $233.9 million

Adjusted EBITDA % Achievement for First Half FY2010 VCP Payout	Adjusted EBITDA% Achievement for Second Half FY2010 VCP Payout
14.9%	21.2%

        The committee, in consultation with its compensation consultant, chose these operating results so that the executives were incentivized to deliver the type of sustainable operations that benefits our stockholders. Given that only a modest payout was earned under the 2009 variable compensation plan, the committee believed that the goals were reasonably difficult to achieve in fiscal 2009. Accordingly, when setting the performance goals for the 2010 VCP, the committee again established reasonably difficult achievement goals. The Company's financial performance during fiscal 2010 resulted in a number of all-time financial records for Coherent and, accordingly, the payout under the 2010 VCP was demonstrably higher than in the prior fiscal year.

        The tables below describes for each Named Executive Officer under the 2010 Variable Compensation Plan (i) the target percentage of base salary, (ii) the potential award range as a percentage of base salary, and (iii) the actual award earned for the measurement period in fiscal 2010.

First Half of Fiscal Year 2010

Named Executive Officer	Target Percentage of Salary*	Payout Percentage Range of Salary*	Actual Award($)(1)	Actual Award Percentage of Salary(2)
John Ambroseo	100%	0 - 100%	290,004	100%
Helene Simonet	70%	0 - 70%	129,497	70%
Mark Sobey	50%	0 - 50%	75,005	50%
Bret DiMarco	50%	0 - 50%	75,000	50%
Luis Spinelli	50%	0 - 50%	64,002	50%

Second Half of Fiscal Year 2010

Named Executive Officer	Target Percentage of Salary*	Payout Percentage Range of Salary*	Actual Award($)(1)	Actual Award Percentage of Salary(2)
John Ambroseo	100%	0 - 200%	580,008	200%
Helene Simonet	70%	0 - 140%	258,993	140%
Mark Sobey	60%	0 - 120%	180,012	120%
Bret DiMarco	50%	0 - 100%	150,000	100%
Luis Spinelli	50%	0 - 100%	128,004	100%

*
Salary amounts used in the table reflect the applicable half of fiscal 2010.

(1)
Reflects amounts earned during the applicable half of fiscal 2010.

(2)
This reflects the aggregate bonuses earned by the Named Executive Officers for the applicable half of fiscal 2010 under the 2010 VCP.

  Variable Compensation Plan 2011 Performance Metrics

        In the first quarter of fiscal 2011, the Committee established performance metrics for the 2011 Variable Compensation Plan (the "2011 VCP"). These performance metrics are based upon achieving semi-annual (each six month period of the fiscal year) pro forma EBITDA dollar targets, subject to achieving certain bi-annual revenue thresholds. For purposes of the 2011 VCP, "pro forma EBITDA" is defined as earnings before interest, taxes, depreciation, amortization, equity compensation expenses, major restructuring charges, the impact of mergers and acquisitions and certain other non-operating income and expense items.

        The amount each participant may receive can vary between 0% and 300% of the targeted amount. If the Company fails to meet at least the minimum goal for adjusted EBITDA dollar achievement and the revenue threshold for a particular semi-annual period, the participant would not receive any bonus for that particular period. The adjusted EBITDA dollar and revenue achievement are calculated after the conclusion of each applicable semi-annual fiscal period. The Committee determined the target percentage of salary in the 2011 VCP for our NEOs, should remain the same as fiscal 2010: John Ambroseo: 100%; Helene Simonet: 70%; Mark Sobey: 60%; Bret DiMarco: 50%; and Luis Spinelli: 50%.

Equity Awards

        We believe that equity awards provide a strong alignment between the interests of our executives and our stockholders. We seek to provide equity award opportunities that are consistent with our targeted peer group median, with the potential for increase for exceptional Company financial performance, consistent with the reasonable management of the Company's overall equity compensation expense and stockholder dilution. Finally, we believe that long-term equity awards are an essential tool in promoting the retention of our executives. Our long-term incentive program includes the grant of stock options, time-based restricted stock/units and/or performance-based restricted stock/units. These components provide a reward for past corporate and individual performance and as an incentive for future performance.

        When making its compensation decisions, the committee reviews the compensation overview prepared by its independent compensation consultant which reflects potential realizable value under current short and long term compensation arrangements for each Named Executive Officer.

  Fiscal 2010 Equity Grants

        In fiscal 2010, the committee granted a combination of non-qualified stock options and time-based restricted stock units. To ensure that the grants provided retention and both short and long term incentives, the grants vest over three years through one-year annual cliff vesting.

        The following table reflects the grants for the Named Executive Officers for the time-based restricted stock units and non-qualified stock option grants during fiscal 2010 (in shares):

Named Executive Officer	Time-Based RSU Grants	Non-Qualified Stock Option Grants
John Ambroseo	37,500	75,000
Helene Simonet	14,000	28,000
Mark Sobey	12,000	24,000
Bret DiMarco	10,500	21,000
Luis Spinelli	9,000	18,000

        The following chart shows the aggregate composition of equity grants for fiscal 2010 to the Named Executive Officers:

FY 10 Equity Grant Components
(based on underlying shares)

  Fiscal 2011 Equity Grants

        For fiscal 2011, the committee determined to base the equity program on a combination of time-based and performance-based restricted stock units. In particular, the committee determined to measure achievement for the performance grants against the Company's relative performance of its common stock versus that of the Russell 2000 Index. The committee believes that using the Russell 2000 Index (in which the Company is a member) as a representative of total stockholder return directly aligns executive compensation with stockholder interest. The committee determined that both the performance-based and time-based restricted stock unit grants provide a further retention tool in that the grants vest over three years with one-year annual cliff vesting and, for the performance-based grants, a measurement period for each of the next three years. At target achievement, all Named Executive Officers (other than the chief executive officer) will receive an equity distribution of 50% time-based and 50% performance-based equity award payouts and the chief executive officer will receive greater than half of his total equity award in performance-based equity awards.

        In the event of a change of control of the Company, the performance-based grants will be measured, with respect to performance periods not yet completed, by the relative performance of the Company's common stock against the Russell 2000 Index through the date of the change of control and such performance-based shares would then convert to time-based vesting with a maximum of three one-year vesting cliffs from the grant date.

        The following table reflects the equity grants to the Named Executive Officers during the first quarter of fiscal 2011:

Named Executive Officer	Time-Based RSU Grants	Performance-Based RSU Grants Range (issuance dependent upon achievement)
John Ambroseo	20,000	0 - 70,000
Helene Simonet	7,500	0 - 15,000
Mark Sobey	7,000	0 - 14,000
Bret DiMarco	5,000	0 - 10,000
Luis Spinelli	3,000	0 - 6,000

        The following chart shows the aggregate composition of equity grants for fiscal 2011 to the Named Executive Officers assuming the maximum achievement under the performance-based grants:

FY 11 Equity Grant Components at Maximum Achievement
(based on underlying shares)

  Equity Award Practices

        Equity grants to our employees are driven by our annual review process. Grant guidelines are based on competitive market practices. Typically, an employee is granted an option or restricted stock unit upon beginning employment and may be eligible for periodic grants thereafter. The size of grants (and eligibility for the same) is influenced by the then-current guidelines for non-executive officer grants and the individual's performance or particular requirements at the time of hire. Employees, including the Named Executive Officers, are also eligible to participate in our Employee Stock Purchase Plan. Stock options are granted with an exercise price equal to the fair market value of the shares of the Company's common stock on the grant date (or, on the date of grant effectiveness of the grant in the case of grants made during closed window periods). The exercise price for our stock options is based on the last quoted price per share of the Company's common stock as reported on the NASDAQ Global Market on the grant date.

        In fiscal 2010, the Compensation and H.R. Committee granted an aggregate of 681,250 shares subject to options and time-based restricted stock units, representing 2.76% of Coherent's outstanding common stock as of October 2, 2010 (excluding automatic grants to directors under the Director Option Plan). With the assistance of Farient, the committee has reviewed this burn rate relative to peer practices and guidance from RiskMetrics and found that the total dilution was consistent with the median of peer practices and complied with RiskMetrics guidelines.

  Stock Grant Process

        The committee's process for granting equity awards is as follows:

  •
  The Compensation and H.R. Committee has the authority to make equity grants to both executive officers and other service providers;

  •
  The Compensation and H.R. Committee will make grants in open trading window periods with grants effective on the date of such meeting, or if they meet during a closed window period, the exercise price of the option grant will be the trading date effective 45 days thereafter (or the next trading date thereafter if the date falls on a non-trading day); and

  •
  The Compensation and H.R. Committee may not grant equity awards by written consent.

        During fiscal 2010 equity grants were only made by the Compensation and H.R. Committee.

Other Benefits

  Retirement Plans

        Executive officers are eligible to participate in our 401(k) Retirement Plan on the same terms as all other U.S. employees, including a 4% Company matching contribution. Our 401(k) Retirement Plan is a tax-qualified plan and therefore is subject to certain Internal Revenue Code limitations on the dollar amounts of deferrals and Company contributions that can be made to plan accounts. These limitations apply to our more highly-compensated employees (including the Named Executive Officers).

        We maintain a Deferred Compensation Plan for executive management personnel and members of the Board. The Deferred Compensation Plan permits eligible participants to defer receipt of compensation pursuant to the terms of the plan. The Deferred Compensation Plan permits participants to contribute, on a pre-tax basis, up to 75% of their base salary earnings, up to 100% of their bonus pay and commissions and up to 100% of directors' annual retainer earned in the upcoming plan year. Plan participants may invest deferrals in a variety of different deemed investment options. To preserve the tax-deferred status of deferred compensation plans, the IRS requires that the available investment alternatives be "deemed investments." Participants do not have an ownership interest in the funds they select; the funds are only used to measure the gains or losses that are attributed to the participant's deferral account over time.

        For plan year 2010 for contributions which were in excess of the Internal Revenue Code limit to qualified 401(k) plans, the Company will make a non-qualified deferred compensation plan contribution on behalf of the Named Executive Officers. The calculation for this non-qualified plan contribution is 4% of eligible compensation (as defined under the Company's 401(k) plan) less the 401(k) plan match limit. In fiscal 2010 the Company made a contribution for the 2009 plan year at a 4% contribution rate. The Company will make a similar contribution for the 2010 plan year (which shall be contributed during calendar 2011). The Company contribution was eliminated for plan year 2011 and beyond.

        The committee considers the Deferred Compensation Plan to be a reasonable and appropriate program because it promotes executive officer retention by offering a deferred compensation plan that is comparable to and competitive with what is offered by our peer group of companies.

  Severance and Change of Control Arrangements

        We have adopted the Change of Control Severance Plan (the "Change of Control Plan") which provides certain benefits in the event of a change in control of Coherent for certain executives, including each of our Named Executive Officers. Benefits are provided if there is a tender offer or merger resulting in Coherent being acquired by another entity and within two years thereafter the participant's employment is terminated without cause or is voluntarily terminated following a constructive termination. The committee believes the Change of Control Plan serves as an important retention tool in the event of a pending change of control transaction.

        The Change of Control Plan was amended and restated in the first quarter of fiscal 2011. Among the amendments made to the plan in fiscal 2011 were: (i) the elimination of the gross-up payment to be made to the chief executive officer for any excise taxes resulting from the application of Section 280G of the Internal Revenue Code; and (ii) the addition of a monthly payment of $2,750 for participants in lieu of receiving company-subsidized COBRA benefits, life insurance premiums and/or any other welfare benefits under the Plan (36 months for the chief executive officer and 24 months for the other Named Executive Officers). The Change of Control Plan was amended in fiscal 2010 for Internal Revenue Code Section 409A-related matters and other administrative matters.

        The committee reviews the provisions of the Change of Control Plan at a minimum every two years at or immediately prior to the termination of the plan. The committee believes that reviewing the Change of Control Plan every two years allows for the right balance in providing certainty for the participants thereof and providing the committee with the opportunity to revise the plan consistent with corporate governance best practices, evolving peer group practices and regulatory changes.

        The committee does not consider the potential payments and benefits under these arrangements when making compensation decisions for our NEOs. These arrangements serve specific purposes unrelated to the determination of the NEOs' total direct compensation for a specific year.

  Executive perquisites and Other Personal Benefits

        In the first quarter of fiscal 2011, the committee determined, upon recommendation from management and in consultation with Compensia, to eliminate and phase-out executive perquisites effective January 1, 2011. The use of Company-leased automobiles was phased-out due to the contractual cost of early termination of the leases. The Company leases of automobiles used by executives will terminate in April 2012 (Dr. Ambroseo) and October 2011 (Ms. Simonet and Mr. DiMarco).

        During fiscal 2010, the Company provided our executive officers with an automobile benefit and a capped medical reimbursement.

        Automobile Benefit.    During fiscal 2010, the Named Executive Officers were eligible to receive either (a) a monthly automobile allowance, or (b) a leased vehicle with up to an aggregate purchase price of up to: (i) $95,000 for the chief executive officer and (ii) $75,000 for other Named Executive Officers. For those individuals utilizing the automobile allowance alternative, the allowance amount was set annually utilizing a prescribed formula, which equaled $1,500 per month in fiscal 2010. The leased automobile alternative is administered by a third party financing agency and the Company pays the monthly lease amount. Executive officers are either reimbursed for or provided gas, oil, maintenance and insurance for automobiles leased under this program. Participants in the automobile program incur annual imputed income on the personal use of any vehicles under the program, including fuel and miles, as determined using the Internal Revenue Code rules.

        Medical Reimbursement.    During fiscal 2010, each Named Executive Officer also received up to $5,000 per calendar year of reimbursement for uninsured medical expenses with the Company also paying such executive's taxes on the amount of the benefit.

        The committee determined, with advice from Farient, that the use of a company-leased vehicle or a car allowance and a medical reimbursement benefit were reasonable in the context of the overall compensation levels of our Named Executive Officers, were consistent with a number of other peer companies, had been historical components of compensation for executive officers at the Company and aided in executive retention.

One-Time Payment for Equity Expiration

        During the period from November 1, 2006 to December 31, 2007, the Company had imposed a company-wide blackout on the exercise of stock options because the Company was not current in its periodic reporting obligations due to its ongoing internal investigation into its historical stock option granting practices. Certain non-executive officer employees had option grants expire during such period pursuant to the terms of grant. Following such expiration, the Company paid such employees an amount to compensate them determined by the difference between $34.21 (which was the highest sales price of the Company's common stock during the blackout period) and the exercise price of their expired stock options. In the first quarter of fiscal 2010, the committee approved the payment of the following amounts to certain of the Company's NEOs, which amounts were determined pursuant to the same formula described above for non-executive officer employees. Additionally, as a condition to payment each executive officer executed a general release with regards to the expired option grants.

Executive	Number of Expired Options	Amount Paid
John Ambroseo	150,000	$237,000
Helene Simonet	5,000	$8,550
Luis Spinelli	5,000	$8,550

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

  •
  Section 162(m) of the Internal Revenue Code—This section limits the deductibility of compensation for our chief executive officer and our other most highly compensated Named Executive Officers (other than our chief financial officer) unless the compensation is less than $1 million during any fiscal year or is "performance-based" under Section 162(m). Our 2001 Stock Plan and 2011 Equity Incentive Plan are designed so that option grants and certain performance-based full value awards thereunder are fully tax-deductible. Cash compensation and time-based full-value awards are generally not qualified as "performance-based" compensation under Section 162(m). We may from time to time pay compensation to our executive officers that may not be deductible when, for example, we believe that such compensation is appropriate and in the best interests of the stockholders after taking various factors into consideration, including business conditions and the performance of such executive officer.

  •
  Section 409A of the Internal Revenue Code—Section 409A imposes additional significant taxes in the event that an executive officer, director or service provider received "deferred compensation" that does not satisfy the requirements of Section 409A. We believe that we have designed and operated any plans to appropriately comply with Section 409A.

Other Compensation Policies

        To further align our executive compensation program with the interests of our stockholders, at the end of fiscal 2009, the special litigation committee of the Board approved a recoupment policy. The recoupment policy provides that, in the event that there is an accounting restatement and there is a finding by the Board that such restatement was due to the gross recklessness or intentional misconduct of the chief executive officer or chief financial officer and it caused material noncompliance with any financial reporting requirement, then the Company shall seek disgorgement of any portion of the bonus or other incentive or equity based compensation related to such accounting restatement received by such individual during the 12-month period following the original financial document.

Compensation Committee Interlocks and Insider Participation and Committee Independence

        During fiscal 2010, the Compensation and H.R. Committee of the Board consisted of Messrs. Vij (Chair), Krause and Tomlinson and Dr. Rogerson. John Hart, a former member of the Board, was a member of the committee until his retirement in the second quarter of fiscal 2010. None of the members of the Compensation and H.R. Committee has been or is an officer or employee of Coherent. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or Compensation and H.R. Committee. No member of our Board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

        Each of the members of the committee qualifies as (i) an "independent director" under the requirements of The NASDAQ Stock Market, (ii) a "non-employee director" under Rule 16b-3 of the Securities Exchange Act of 1934 (the "1934 Act"), (iii) an "outside director" under Section 162(m) of the Code and (iv) an "independent outside director" as that term is defined by Institutional Shareholder Services.

Compensation and H.R. Committee Report

        The Compensation and H.R. Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation and H.R. Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K.

Respectively submitted by THE COMPENSATION AND H.R. COMMITTEE
Sandeep Vij, Chair L. William Krause Garry Rogerson Larry Tomlinson

Fiscal 2010 Summary Compensation Table

        The table below presents information concerning the total compensation of our Named Executive Officers for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008.

Name and Principal Position	Fiscal Year		Salary ($)	Stock Awards ($)(3)		Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)		Total ($)
(a)	(b)		(c)	(e)		(f)	(g)	(i)		(j)
John Ambroseo,	2010	(1)	580,008	981,000		600,390	870,012	277,527	(7)	3,308,937
Chief Executive Officer	2009		602,316	661,218		688,194	2,262	76,016	(7)	2,030,006
and President	2008		561,312	1,292,175	(12)	2,087,000	534,621	80,676	(7)	4,555,784
Helene Simonet,	2010	(1)	369,990	366,240		224,146	388,490	46,664	(8)	1,395,530
Executive Vice President	2009		384,221	236,232		245,329	1,010	52,951	(8)	919,743
and Chief Financial Officer	2008		359,334	717,875	(12)	834,800	239,649	62,142	(8)	2,213,800
Mark Sobey(2),	2010	(1)	293,673	313,920		192,125	255,017	22,378	(9)	1,077,113
Executive Vice President and General Manager, SLS
Bret DiMarco,	2010	(1)	297,309	274,680		168,109	225,000	36,527	(10)	1,001,625
Executive Vice President	2009		311,658	186,438		193,441	585	38,138	(10)	730,260
and General Counsel	2008		298,076	574,300	(12)	417,400	143,275	38,607	(10)	1,471,658
Luis Spinelli,	2010	(1)	256,006	235,440		144,094	192,006	59,596	(11)	887,142
Executive Vice President	2009		265,853	155,172		161,125	499	173,720	(11)	756,369
and Chief Technology Officer	2008		252,862	287,150	(12)	125,220	120,635	137,041	(11)	922,908

(1)
Reflects the dollar amount of salary earned in fiscal year 2010. Due to the timing of our fiscal year, fiscal year 2009 included 27 payroll periods compared to 26 payroll periods in fiscal 2010 and 2008.

(2)
Dr. Sobey was promoted to Executive Vice President and General Manager of Specialty Lasers and Systems (SLS) and became an executive officer on April 1, 2010. Accordingly, information for 2009 and 2008 for Dr. Sobey has been omitted.

(3)
Amounts shown reflect the grant date fair value of awards granted in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718.

(4)
The amounts shown reflect the grant date fair value of stock options determined pursuant to FASB ASC Topic 718. These options vest annually over a three year period. Pursuant to FASB ASC Topic 718, the amounts shown here exclude the effect of estimated forfeitures related to service-based vesting conditions. The assumptions used in the valuation of these awards are set forth in Note 14, "Employee Stock Option and Benefit Plans" of the Financial Statements in our annual report on Form 10-K. These amounts do not correspond to the actual value, if any, that may ultimately be recognized by the Named Executive Officers.

(5)
Reflects the dollar amounts earned under the Variable Compensation Plan (VCP) during fiscal 2010, fiscal 2009 and fiscal 2008.

(6)
For Dr. Ambroseo, Mr. Spinelli and Ms. Simonet "All Other Compensation" includes a payment for expired stock option grants that we previously disclosed on Form 8-K dated December 9, 2009. As noted in the Form 8-K, during November 1, 2006 to December 31, 2007, we imposed a company-wide blackout on the exercise of stock options because we were not current in our financial reporting obligations due to an internal historical stock option grant practices investigation. The Compensation and H.R. Committee approved payments to these individuals, which amounts were determined pursuant to the same formula used for non-executive officers.

(7)
For fiscal 2010, includes (a) amounts contributed by us under the Company's 401(k) plan ($8,902) and deferred compensation plan ($10,177), (b) the use of a Company-leased and maintained automobile ("Car Allowance") ($12,436), (c) the payment described in footnote (6) above ($237,000), (d) payment for buy-out of earned vacation ($1,785) and (e) amounts reimbursed pursuant to executive medical reimbursement

  ($5,228). For fiscal year 2009, includes (a) amounts contributed by us under the Company's 401(k) plan ($13,541) and deferred compensation plan ($20,402), (b) debt forgiveness which was reflected on Dr. Ambroseo's W-2 form during the first quarter of fiscal 2009 for his promissory note which was fully forgiven prior to the end of fiscal 2009 ($10,000), (c) a Car Allowance ($29,760), and (d) amounts reimbursed pursuant to executive medical reimbursement ($10,236). For fiscal year 2008, includes amounts (a) contributed by us under the Company's 401(k) plan ($13,501) and deferred compensation plan ($19,356), (b) payment for buy-out of earned vacation ($21,685), (c) debt forgiveness ($10,200), (d) the use of a Company-owned and maintained automobile ($8,539) and (e) amounts reimbursed pursuant to executive medical reimbursement ($5,463).

(8)
For fiscal 2010, includes (a) amounts contributed by us under the Company's 401(k) plan ($8,662) and deferred compensation plan ($4,184), (b) a Car Allowance ($17,513), (d) the payment described in footnote (6) above ($8,550), and (e) amounts reimbursed pursuant to executive medical reimbursement ($4,195). For fiscal 2009, includes (a) amounts contributed by us under the Company's 401(k) plan ($12,048) and deferred compensation plan ($8,058), (b) a payment for buy-out of earned vacation ($7,115), (c) a Car Allowance ($15,834) and (d) amounts reimbursed pursuant to executive medical reimbursement ($6,198). For fiscal year 2008, includes (a) amounts contributed by us under the Company's 401(k) plan ($13,800) and deferred compensation plan ($7,591), (b) payment for buy-out of earned vacation ($17,255), (c) the use of a Company-owned and maintained automobile ($14,267) and (d) amounts reimbursed pursuant to executive medical reimbursement ($5,775).

(9)
For fiscal 2010, includes (a) amounts contributed by us under the Company's 401(k) plan ($10,358) and deferred compensation plan ($953), (b) a Car Allowance ($9,000) and (c) amounts reimbursed pursuant to executive medical reimbursement ($668).

(10)
For fiscal 2010, includes (a) amounts contributed by us under the Company's 401(k) plan ($10,154) and deferred compensation plan ($1,425), (b) Car Allowance ($16,296), and (d) amounts reimbursed pursuant to executive medical reimbursement ($7,992). For fiscal 2009, includes amounts (a) contributed by us under the Company's 401(k) plan ($10,338) and deferred compensation plan ($4,200), (b) a Car Allowance ($16,876) and (c) amounts reimbursed pursuant to executive medical reimbursement ($6,039). For fiscal year 2008, includes (a) amounts contributed by us under the Company's 401(k) plan ($17,691), (b) the use of a Company-owned and maintained automobile ($15,835), and (c) amounts reimbursed pursuant to executive medical reimbursement ($4,447).

(11)
For fiscal 2010, includes (a) amounts contributed by us under the Company's 401(k) plan ($9,800), (b) a Car Allowance ($18,000), (c) amounts earned under our patent award program where Mr. Spinelli was an inventor ($10,010) (d) the payment described in footnote (6) above ($8,550), and (e) amounts reimbursed pursuant to executive medical reimbursement ($5,835). For fiscal 2009, includes (a) amounts contributed by us under the Company's 401(k) plan ($11,932) and deferred compensation plan ($1,460), (b) a Car Allowance ($22,573), (c) amounts earned under our patent award program where Mr. Spinelli was an inventor ($15,618), (d) reimbursement for tax obligations arising under Section 409A as a result of the exercise of stock options with an exercise price less than fair market value as of the options grant date (these grants were made to Mr. Spinelli prior to him becoming an executive officer) ($107,730) and (f) amounts reimbursed pursuant to executive medical reimbursement ($7,839). For fiscal year 2008, includes (a) amounts contributed by us under the Company's 401(k) plan ($13,520) and deferred compensation plan ($1,533), (b) payment for buy-out of earned vacation ($13,612), (c) the use of a Company-owned and maintained automobile ($19,621), (d) amounts reflecting imputed income to Mr. Spinelli from the sale of a Company car under the terms of the Company's auto policy ($25,867), (e) amounts earned under our patent award program where Mr. Spinelli was an inventor ($5,048), (f) a reimbursement for tax obligations arising under Section 409A as a result of exercise of stock options with an exercise price less than fair market value as of the options grant date (these grants were made to Mr. Spinelli prior to him becoming an executive officer) ($54,223) and (g) amounts reimbursed pursuant to executive medical reimbursement ($8,494).

(12)
The dollar value of stock awards in fiscal 2008 includes amounts for the grant date fair value of the performance—RSU awards granted in accordance with FASB ASC Topic 718. As previously noted, one element for pay-out was not achieved and, accordingly, no shares were issued from these awards.

Grants of Plan-Based Awards in Fiscal 2010

        Except as set forth in the footnotes, the following table shows all plan-based equity and non-equity incentive awards granted to our Named Executive Officers during fiscal 2010.

Grants of Plan-Based Awards

									Actual Payouts Under Non-Equity Incentive Plan Awards ($)		All Other Stock Awards: # of Securities Underlying Options (#)	All Other Option Awards: # of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards
														Grant Date Fair Value ($)(1)
Name	Type	Grant Date	Threshold ($)		Target ($)		Maximum ($)
John Ambroseo	Option	11/20/2009										75,000	26.16	600,390
	RSU	11/20/2009									37,500			981,000
	1st semi annual		0	(2)	290,004		290,004		290,004
	2nd semi annual		0	(2)	290,004		580,008		580,008	(3)

	Total		0	(2)	580,008		870,012		870,012
Helene Simonet	Option	11/20/2009										28,000	26.16	224,146
	RSU	11/20/2009									14,000			366,240
	1st semi annual		0	(2)	129,497		129,497		129,497
	2nd semi annual		0	(2)	129,497		258,993		258,993	(3)

	Total		0	(2)	258,994		388,490		388,490
Mark Sobey	Option	11/20/2009										24,000	26.16	192,125
	RSU	11/20/2009									12,000			313,920
	1st semi annual		0	(2)	75,005		75,005		75,005
	2nd semi annual		0	(2)	90,006	(4)	180,012	(4)	180,012	(3)

	Total		0	(2)	165,011		255,017		255,017
Bret DiMarco	Option	11/20/2009										21,000	26.16	168,109
	RSU	11/20/2009									10,500			274,680
	1st semi annual		0	(2)	75,000		75,000		75,000
	2nd semi annual		0	(2)	75,000		150,000		150,000	(3)

	Total		0	(2)	150,000		225,000		225,000
Luis Spinelli	Option	11/20/2009										18,000	26.16	144,094
	RSU	11/20/2009									9,000			235,440
	1st semi annual		0	(2)	64,002		64,002		64,002
	2nd semi annual		0	(2)	64,002		128,004		128,004	(3)

	Total		0	(2)	128,004		192,006		192,006

(1)
Reflects the dollar amount recognized for financial statement reporting purposes (disregarding an estimate of forfeitures related to service-based vesting conditions) for fiscal 2010 in accordance with ASC Topic 718, and includes grants made in fiscal 2010. The amounts for stock awards include time-based vesting restricted stock awards to the extent such awards had ASC Topic 718 calculated value. The assumptions used in the valuation of these awards are set forth in Note 14. "Employee Stock Option and Benefit Plans" of the financial statements in this Annual Report on Form 10-K. These amounts do not correspond to the actual value that will be recognized by the Named Executive Officers.

(2)
Failure to meet a minimum level of performance will result in no bonus paid out under the 2010 Variable Compensation Plan.

(3)
Reflects the amount earned in the second performance period under the 2010 Variable Compensation Plan that was paid during the first fiscal quarter of 2011.

(4)
Reflects Variable Compensation plan target % increase to 60% with his appointment as an Executive Vice President on April 1, 2010.

Option Exercises and Stock Vested at 2010 Fiscal Year-End

        The table below sets forth certain information for each Named Executive Officer regarding the exercise of options and the vesting of stock awards during the year ended October 2, 2010, including the aggregate value realized upon such exercise or vesting.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
John Ambroseo	330,000	1,586,977	17,017	499,454
Helene Simonet	120,000	560,024	7,567	226,020
Mark Sobey	30,000	202,009	3,500	100,165
Bret DiMarco	20,000	143,142	6,017	179,815
Luis Spinelli	40,900	254,680	3,901	114,249

Outstanding Equity Awards at Fiscal 2010 Year-End

        The following table presents information concerning unexercised options and stock that has not yet vested for each Named Executive Officer outstanding as of October 2, 2010.

										Equity incentive plan awards:
									Equity incentive plan awards:
										Market or payout value of unearned shares, units or other rights that have not vested ($)
		Option Awards				Stock Awards			Number of unearned shares, units or other rights that have not vested (#)
Name	Grant Date	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
John Ambroseo	11/20/2009	—	75,000	$26.16	11/20/2016	—		—	—	—
	11/20/2009	—	—	—	—	37,500		1,507,500	—	—
	11/17/2008	25,200	50,400	$23.16	11/17/2014	—		—	—	—
	11/17/2008	—	—	—	—	19,033		765,127	—	—
	2/22/2008	—	—	—	—	7,500		301,500	—	—
	2/22/2008	—	—	—	—	67,500	(4)	2,713,500	—	—
	10/03/2007	250,000	—	$32.95	10/3/2013	—		—	—	—
Helene Simonet	11/20/2009	—	28,000	$26.16	11/20/2016	—		—	—	—
	11/20/2009	—	—	—	—	14,000		562.800	—	—
	11/17/2008	8,983	17,967	$23.16	11/17/2014	—		—	—	—
	11/17/2008	—	—	—	—	6,800		273,360	—	—
	2/22/2008	—	—	—	—	4,167		167,513	—	—
	2/22/2008	—	—	—	—	37,500	(4)	1,507,500	—	—
	10/3/2007	75,000	—	$32.95	10/3/2013	—		—	—	—
	3/30/2006	35,000	—	$35.01	3/30/2012	—		—	—	—
Mark Sobey	11/20/2009	—	18,000	$26.16	11/20/2016	—		—	—	—
	11/20/2009	—	—	—	—	9,000		361,800	—	—
	11/17/2008	—	15,000	$23.16	11/17/2014	—		—	—	—
	11/17/2008	—	—	—	—	5,000		201.000	—	—
	2/22/2008	—	—	—	—	1,000		40,200	—	—
	2/22/2008	—	—	—	—	12,000	(4)	482,400	—	—
	10/03/2007	40,000	—	$32.95	10/3/2013	—		—	—	—
Bret DiMarco	11/20/2009	—	21,000	$26.16	11/20/2016	—		—	—	—
	11/20/2009	—	—	—	—	10,500		422,100	—	—
	11/17/2008	7,083	14,167	$23.16	11/17/2014	—		—	—	—
	11/17/2008	—	—	—	—	5,366		215,713	—	—
	2/22/2008	—	—	—	—	3,334		134,027	—	—
	2/22/2008	—	—	—	—	30,000	(4)	1,206,000	—	—
	10/03/2007	40,000	—	$32.95	10/3/2013	—		—	—	—
Luis Spinelli	11/20/2009	—	24,000	$26.16	11/20/2016	—		—	—	—
	11/20/2009	—	—	—	—	12,000		482,400	—	—
	11/17/2008	—	11,800	$23.16	11/17/2014	—		—	—	—
	11/17/2008	—	—	—	—	4,466		179,533	—	—
	2/22/2008	—	—	—	—	1,667		67,013	—	—
	2/22/2008	—	—	—	—	15,000	(4)	603,000	—	—
	10/3/2007	15,000	—	$32.95	10/3/2013	—		—	—	—
	3/30/2006	10,000	—	$35.01	3/30/2012	—		—	—	—
	4/7/2005	12,000	—	$33.71	4/7/2011	—		—	—	—

(1)
The grants vest in three equal annual installments beginning on November 20, 2010.

(2)
The exercise prices indicated are the prices originally recorded by the Company at grant and have not been adjusted to reflect any new measurement date as a result of the Company's historical stock option review.

(3)
Market Value is determined by multiplying the number of shares by $40.20, the closing price of the Company's common stock on October 1, 2010, the last trading date of the fiscal year.

(4)
The performance-based restricted stock units vesting determination date was November 14, 2010. The performance based restricted stock units were to vest in an amount which is 0-300% of the target, subject to the achievement of certain performance metrics. The amount reflected in the table is the maximum amount or 300% of the target, although none of the performance-based restricted stock units vested in November, 2010.

Fiscal 2010 Non-Qualified Deferred Compensation

        The following table presents information regarding the non-qualified deferred compensation activity for each Named Executive Officer during fiscal 2010:

Name	Executive Contributions in Last FY ($)(1)	Executive Deferrals Including Company Contribution in Last FY ($)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance of Last FYE ($)(3)
John Ambroseo	301,558	311,735	10,177	347,431	—	4,166,126
SRP(4)	—	—	—	92,453	—	1,035,897
Helene Simonet	25,515	29,699	4,184	11,886	—	739,888
SRP(4)	—	—	—	912	—	118,095
Mark Sobey	3,231	4,184	953	864		13,821
Bret DiMarco	7,500	8,925	1,425	1,151	—	24,166
Luis Spinelli	54,011	54,011	—	21,693	—	493,809
SRP(4)	—	—	—	15,269	—	382,269

(1)
Amounts in this column consist of salary and/or bonus earned during fiscal 2010, which is also reported in the Summary Compensation Table.

(2)
Amounts reflect Company contribution payments in excess of the Internal Revenue Code Sections 401(a)(17) and 402(g) qualified plan limits made to the non-qualified "Deferred Compensation Plan" for plan year 2009 made in fiscal 2010. Amounts reported in this column are also reported in the "All Other Compensation" column of the Summary Compensation Table.

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

Potential Payments upon Termination or Change of Control

        The following table shows the potential payments and benefits that we (or our successor) would be obligated to make or provide upon termination of employment of each our Named Executive Officers pursuant to the terms of the Change of Control Severance Plan. Other than this plan, there are no other employment agreements or other contractual obligations triggered upon a change of control. For purposes of this table, it is assumed that each Named Executive Officer's employment terminated at the close of business on October 1, 2010 (the last business day before the end of our fiscal year end on October 2, 2010). These payments are conditioned upon the execution of a form release of claims by the Named Executive Officer in favor of us. The amounts reported below do not include the nonqualified deferred compensation distributions that would be made to the Named Executive Officers following a termination of employment (for those amounts and descriptions, see the prior table). There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, of if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different. The Total Benefit per individual in the table below is does not add to the total of the individual components due to rounding within each component.

Named Executive Officer	Multiplier for Base Salary and Bonus	Nature of Benefit	Termination for Cause	Any Other Termination
John Ambroseo	2.99X	Salary Severance	—	$1,734,200
		Bonus Severance	—	$1,734,200
		Equity Compensation Acceleration(1)	—	$7,199,423
		Tax Gross Up(2)	—	$3,050,449
		Health Insurance(3)	—	$73,446

		Total Benefit		$13,791,718

Helene Simonet	2X	Salary Severance	—	$740,000
		Bonus Severance	—	$518,000
		Equity Compensation Acceleration(1)	—	$3,210,451
		Health Insurance(3)	—	$33,405

		Total Benefit		$4,501,856

Mark Sobey	2X	Salary Severance	—	$600,000
		Bonus Severance	—	$360,000
		Equity Compensation Acceleration(1)	—	$1,798,560
		Health Insurance(3)	—	$48,964

		Total Benefit		$2,807,524

Bret DiMarco	2X	Salary Severance	—	$600,000
		Bonus Severance	—	$300,000
		Equity Compensation Acceleration(1)	—	$2,514,086
		Health Insurance(3)	—	$48,964

		Total Benefit		$3,463,050

Luis Spinelli	2X	Salary Severance	—	$512,000
		Bonus Severance	—	$256,000
		Equity Compensation Acceleration(1)	—	$1,665,139
		Health Insurance(3)	—	$48,964

		Total Benefit		$2,482,103

(1)
Equity Compensation Acceleration is the in-the-money value of unvested stock options, time-based restricted stock units (RSUs) and performance-based restricted stock units, in each case as of October 1, 2010 at the closing stock price on that date ($40.20). The value of accelerated stock options are thus calculated by multiplying the number of unvested shares subject to acceleration by the difference between the exercise price and the closing stock price on October 1, 2010; the value of accelerated restricted stock is calculated by multiplying the number of unvested shares subject to acceleration by the closing stock price on October 1, 2010. This assumes immediate release and vesting of the performance-based restricted stock units at the maximum, or 300% of target, achievement. As discussed above, none of these performance-based restricted stock units vested in November 2010 and the grants were canceled. The amounts reflected for Equity Compensation Acceleration do not reflect any applicable taxes, just gross proceeds. Since the table assumes a triggering event on October 1, 2010, only those stock options and restricted stock/RSU grants outstanding as of that date are included in the table.

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

        The change of control plan provides that if within 24 months after a change in control the executive's employment is terminated other than by reason of his or her death, disability, retirement or for cause, or the executive officer terminates his or her employment for "good reason," the executive will receive a lump sum severance payment equal to 2.99 (in the case of Dr. Ambroseo) or 2.0 (in the case of Ms. Simonet, Dr. Sobey and Messrs. Spinelli and DiMarco) times the executive's annual base salary and annual bonus (assuming achievement of all performance requirements thereof). "Good reason" is defined in each Agreement as any of the following that occurs after a change in control of the Company: certain reductions in compensation; certain material changes in employee benefits and perquisites; a change in the site of employment; reduction in the executive's duties and responsibilities; the Company's failure to obtain the written assumption by its successor of the obligations set forth in the Agreement; attempted termination of employment on grounds insufficient to constitute a basis of termination for cause under the terms of the change of control plan; or the Company's breach of any of the provisions of the change of control plan. Under the terms of the plan, the executives will also have acceleration of all vesting conditions for equity grants and a payment in lieu of health care for the executive (and his or her covered family members) will be provided on the same terms for two years and, in the case of Dr. Ambroseo, three years.

Director Compensation

        During fiscal 2010, we paid our non-employee directors an annual retainer (depending upon position) and for service on the Board as follows:

Position	Annual Retainer
Board Member	$40,000
Board Chair	$16,000
Audit Committee Chair	$34,000
Compensation and H.R. Comm. Chair	$16,000
Governance & Nominating Comm. Chair	$10,750
Audit Committee member (non-Chair)	$12,500
Compensation and H.R. Committee member (non-Chair)	$8,500
Governance and Nominating Committee member (non-Chair)	$6,500

        The chart below summarizes the gross cash amounts earned by non-employee directors for service during fiscal 2010 on the Board and its committees (all amounts in dollars):

Name	Annual Board and Chairperson Service	Audit Committee	Compensation and H.R. Committee	Nominating and Governance Committee	Special Litigation Committee	Total
Susan James	40,000	23,250	—	6,500	—	69,750
L. William Krause	40,000	—	8,500	5,417(1)	—	53,917
Garry W. Rogerson	56,000	6,250(2)	8,500	10,750	—	81,500
Lawrence Tomlinson	40,000	23,250	4,250(3)	—	—	67,500
Sandeep Vij	40,000	—	16,000	—	12,000	68,000
Former Director
John H. Hart(4)	20,000	6,250	4,250	—	—	30,500

(1)
Mr. Krause joined the Governance and Nominating Committee in the middle of the first quarter of fiscal 2010.

(2)
Dr. Rogerson joined the Audit Committee after Mr. Hart resigned from the Board effective April 1, 2010.

(3)
Mr. Tomlinson joined the Compensation and H.R. Committee after Mr. Hart resigned from the Board effective April 1, 2010.

(4)
Pro-rated amount for service as a director through April 1, 2010.

        The chart below summarizes the amounts earned by non-employee directors for service (including both Board and, where applicable, committee service) during fiscal 2010:

Name	Fees Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Total ($)
Susan James	69,750	64,000	70,785	204,535
L. William Krause	53,917	64,000	70,785	188,702
Garry W. Rogerson	81,500	64,000	70,785	216,285
Lawrence Tomlinson	67,500	64,000	70,785	202,285
Sandeep Vij	68,000	64,000	70,785	202,785
Former Director
John H. Hart	30,500	—	—	30,500

(1)
The amounts shown reflect the grant date fair value of stock options determined pursuant to FASB ASC Topic 718. These options vest annually over a three year period. Pursuant to FASB ASC Topic 718, the amounts shown here exclude the effect of estimated forfeitures related to service-based vesting conditions. The assumptions used in the valuation of these awards are set forth in Note 14, "Employee Stock Option and Benefit Plans" of the Financial Statements in our annual report on Form 10-K.

(2)
The directors' aggregate holdings of RSUs as of the end of fiscal 2010 were as follows (the vesting for which is 100% on March 19, 2011 for 2,000 shares and 100% on April 1, 2012 for 2,000 shares to the extent such individual is a member of the Board at such time):

Susan James	6,000 shares
L. William Krause	4,000 shares
Garry W. Rogerson	6,000 shares
Lawrence Tomlinson	6,000 shares
Sandeep Vij	6,000 shares
(3)
The directors' aggregate holdings of stock option awards (both vested and unvested) as of the end of fiscal 2010 were as follows:

Susan James	36,000 shares
L.William Krause	30,000 shares
Garry W. Rogerson	65,000 shares
Lawrence Tomlinson	24,000 shares
Sandeep Vij	15,000 shares

        The following table shows equity grants received by non-employee directors in fiscal 2010:

Name	Restricted Stock Units Granted in Fiscal 2010 (#)	Stock Options Granted in Fiscal 2010 (# shares)
Susan James	2,000	6,000
L. William Krause	2,000	6,000
Garry W. Rogerson	2,000	6,000
Lawrence Tomlinson	2,000	6,000
Sandeep Vij	2,000	6,000
Former Director
John H. Hart	—	—

        Our 1998 Directors' Stock Plan was adopted by the Board in November, 1998 and was approved by the stockholders in March, 1999. The 1998 Directors' Stock Plan was amended in March, 2003, and was further amended in March, 2006, when the 1998 Directors' Stock Plan was renamed the 1998 Director Stock Plan (the "1998 Director Plan"). As of December 31, 2010, 150,000 shares were reserved for issuance thereunder. Under the terms of the 1998 Director Plan, the number of shares reserved for issuance thereunder is increased each year by the number of shares necessary to restore the total number of shares reserved to 150,000 shares.

        During fiscal 2010, under the 1998 Director Plan an automatic and non-discretionary grant of a non-statutory stock option to purchase 24,000 shares of the Company's common stock to each non-employee director occurs on the date on which such person becomes a director. Thereafter, each non-employee director will be automatically granted a non-statutory stock option to purchase 6,000 shares of common stock on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director is reelected to serve on the Board, if, on such date, he or she has served on the Board for at least three months. Such plan provides that the exercise price must be equal to the fair market value of the common stock on the date of grant of the options. Additionally, the 1998 Director Plan provides for the automatic and non-discretionary grant of 2,000 RSUs to each non-employee director on the date on which such person becomes a director. Thereafter, each non-employee director will be automatically granted 2,000 RSUs on the date of and immediately following each Annual Meeting of Stockholders at which such non-employee director is reelected to serve on the Board, if, on such date, he or she has served on the Board for at least three months. Beginning with the next annual meeting of stockholders, the Board has determined to modify the automatic annual grants for non-employee directors to be 3,500 RSUs, which will vest on February 15th of the year following the grant and to eliminate the automatic annual stock option grant.

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

        As of October 2, 2010, 344,000 shares have been issued upon the exercise of options and the vesting of RSUs under the 1998 Director Plan.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of December 31, 2010, certain information with respect to the beneficial ownership of common stock by (i) any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act known by us to be the beneficial owner of more than 5% of our voting securities, (ii) each director and each nominee for director, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all executive officers and directors as a group, based on information available to the Company as of filing this Form 10-K/A. We do not know of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control. Unless otherwise indicated, the address of each stockholder in the table below is c/o Coherent, Inc., 5100 Patrick Henry Drive, Santa Clara, California 95054.

Name and Address	Number of Shares	Percent of Total (1)
Dimensional Fund Advisors(2) 1299 Ocean Ave., 11th Floor Santa Monica, CA 90401	2,023,085	8.03%
Eagle Asset Management, Inc.(2) 880 Carillon Parkway St. Petersburg, FL 33716	1,405,949	5.58%
Lord Abbett & Co. LLC(2) 90 Hudson Street Jersey City, NJ 07302	1,316,313	5.22%
BlackRock Fund Advisors(2) 400 Howard St. San Francisco, CA 94105	1,267,578	5.03%
John R. Ambroseo, PhD(3)	371,488	1.46%
Helene Simonet(4)	41,574	*
Luis Spinelli(5)	33,497	*
Bret M. DiMarco(6)	8,726	*
Mark S. Sobey, PhD(7)	1,000	*
Susan James(8)	21,000	*
L. William Krause(9)	8,000	*
Garry W. Rogerson, PhD(10)	32,000	*
Lawrence Tomlinson(11)	20,200	*
Sandeep Vij(12)	11,600	*
All directors and executive officers as a group (10 persons)(13)	549,085	2.15%

*
Represents less than 1%.

(1)
Based upon 25,199,816 shares of Coherent common stock outstanding as of December 31, 2010. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, each share of Coherent common stock subject to options held by that person that are currently exercisable or will be exercisable within 60 days of December 31, 2010 and all shares of restricted stock which are vested on December 31, 2010, are deemed outstanding. For Drs. Ambroseo and Sobey, Ms. Simonet, Messrs. Spinelli, and DiMarco, no shares of performance-based restricted stock or restricted stock units are included. In addition, such shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Based on the most recent Schedule 13F, 13D or Schedule 13G (or amendments thereto) filed by such person with the SEC prior to the date of filing this report and a review of a stockholder listing report provided by a third party provider.

(3)
Includes 275,000 shares issuable upon exercise of options and 7,500 shares issuable upon vesting of RSUs held by Dr. Ambroseo which were exercisable or would become exercisable or vested, as the case may be, within 60 days of December 31, 2010.

(4)
Includes 9,333 shares issuable upon exercise of options and 4,167 shares issuable upon vesting of RSUs held by Ms. Simonet which were exercisable or would become exercisable or vested, as the case may be, within 60 days of December 31, 2010.

(5)
Includes 26,000 shares issuable upon exercise of options and 1,667 shares issuable upon vesting of RSUs held by Mr. Spinelli which were exercisable or would become exercisable or vested, as the case may be, within 60 days of December 31, 2010.

(6)
Includes 3,334 shares issuable upon vesting of RSUs held by Mr. DiMarco which would become vested, as the case may be, within 60 days of December 31, 2010.

(7)
Includes 1,000 shares issuable upon vesting of RSUs held by Mr. Sobey which would become vested, as the case may be, within 60 days of December 31, 2010.

(8)
Includes 19,000 shares issuable upon exercise of options held by Ms. James which were exercisable or would become exercisable within 60 days of December 31, 2010.

(9)
Includes 8,000 shares issuable upon exercise of options held by Mr. Krause which were exercisable or would become exercisable within 60 days of December 31, 2010.

(10)
Includes 27,000 shares issuable upon exercise of options held by Dr. Rogerson which were exercisable or would become exercisable within 60 days of December 31, 2010.

(11)
Includes 15,000 shares issuable upon exercise of options held by Mr. Tomlinson which were exercisable or would become exercisable within 60 days of December 31, 2010.

(12)
Includes 6,000 shares issuable upon exercise of options held by Mr. Vij which were exercisable or would become exercisable within 60 days of December 31, 2010.

(13)
Includes an aggregate of 385,333 options and 17,668 shares issuable upon vesting of RSU's which were exercisable or would become exercisable or vested, as the case may be, within 60 days of December 31, 2010. This does not include any shares held by our former director John Hart.

Equity Compensation Plan Information

        The following table provides information as of October 2, 2010 about the Company's equity compensation plans under which shares of our common stock may be issued to employees, consultants or members of our Board:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,374,122(2)	$23.11	2,820,811(3)(4)
Equity compensation plans not approved by security holders	—	—	—
Total	2,374,122	$23.11	2,820,811

(1)
These weighted average exercise prices do not reflect the shares that will be issued upon the payment of outstanding awards of RSUs.

(2)
This number does not include any options which may be assumed by us through mergers or acquisitions, however, we do have the authority, if necessary, to reserve additional shares of common stock under these plans to the extent necessary for assuming such options.

(3)
This number of shares includes 300,745 shares of common stock reserved for future issuance under the Employee Stock Purchase Plan, 132,000 shares reserved for future issuance under the 1998 Director Plan and 2,388,066 shares reserved for future issuance under the 2001 Stock Plan.

(4)
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

COHERENT, INC.
Date: January 31, 2011	/s/ JOHN R. AMBROSEO
By: John R. Ambroseo
President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ JOHN R. AMBROSEO John R. Ambroseo (Director and Principal Executive Officer)	January 31, 2011 Date
/s/ HELENE SIMONET Helene Simonet (Principal Financial and Accounting Officer)	January 31, 2011 Date
* Susan M. James (Director)	January 31, 2011 Date
* L. William Krause (Director)	January 31, 2011 Date
* Garry W. Rogerson (Director)	January 31, 2011 Date
* Lawrence Tomlinson (Director)	January 31, 2011 Date
* Sandeep Vij (Director)	January 31, 2011 Date

*	By:	/s/ JOHN R. AMBROSEO
	Title:	Attorney-in-fact

 INDEX TO EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

QuickLinks

EXPLANATORY NOTE
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
Average NEO Target FY 10 Pay Mix
Fiscal 2010 Variable Compensation Plan Scale for Named Executive Officers
FY 10 Equity Grant Components (based on underlying shares)
FY 11 Equity Grant Components at Maximum Achievement (based on underlying shares)
Grants of Plan-Based Awards
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
SIGNATURES
INDEX TO EXHIBITS