Form 10-Q
period 2011-01-01
COHERENT INC
filed 2011-02-09
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 1, 2011

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on January 31, 2011 was 25,238,502.

COHERENT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in or incorporated by reference in this quarterly report, other than statements of historical fact, are forward-looking statements. These statements are generally accompanied by words such as “trend,” “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “rely,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “forecast” or the negative of such terms, or other comparable terminology, including without limitation statements made under “Future Trends,” “Our Strategy,” discussions regarding our bookings and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Actual results of Coherent, Inc. (referred to herein as the Company, we, our or Coherent) may differ significantly from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections captioned “Future Trends,” “Risk Factors,” “Key Performance Indicators,” as well as any other cautionary language in this quarterly report. All forward-looking statements included in the document are based on information available to us on the date hereof. We undertake no obligation to update these forward-looking statements as a result of events or circumstances or to reflect the occurrence of unanticipated events or non-occurrence of anticipated events.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	January 1, 2011	January 2, 2010

Net sales	$183,111	$122,815
Cost of sales	100,717	71,783
Gross profit	82,394	51,032
Operating expenses:
Research and development	18,530	15,410
Selling, general and administrative	36,078	27,979
Amortization of intangible assets	2,095	1,961
Total operating expenses	56,703	45,350
Income from operations	25,691	5,682
Other income (expense):
Interest and dividend income	183	148
Interest expense	(15)	(47)
Other—net	1,586	691
Total other income (expense), net	1,754	792
Income before income taxes	27,445	6,474
Provision for income taxes	8,332	2,295
Net income	$19,113	$4,179

Net income per share:
Basic	$0.77	$0.17
Diluted	$0.76	$0.17

Shares used in computation:
Basic	24,688	24,469
Diluted	25,268	24,678

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par value)

	January 1, 2011	October 2, 2010

ASSETS
Current assets:
Cash and cash equivalents	$227,515	$245,380
Restricted cash	625	625
Short-term investments	69,059	17,391
Accounts receivable—net of allowances of $1,669 and $1,655, respectively	107,938	110,211
Inventories	121,210	113,858
Prepaid expenses and other assets	45,416	35,002
Deferred tax assets	21,458	20,050
Total current assets	593,221	542,517
Property and equipment, net	88,343	90,339
Goodwill	69,187	70,796
Intangible assets, net	17,726	19,931
Other assets	71,480	79,521
Total assets	$839,957	$803,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$16	$18
Accounts payable	40,869	39,737
Income taxes payable	11,525	4,267
Other current liabilities	88,124	87,898
Total current liabilities	140,534	131,920
Long-term obligations	30	33
Other long-term liabilities	80,417	79,688
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—25,200 shares and 24,554 shares, respectively	251	245
Additional paid-in capital	205,899	186,078
Accumulated other comprehensive income	50,657	62,084
Retained earnings	362,169	343,056
Total stockholders’ equity	618,976	591,463
Total liabilities and stockholders’ equity	$839,957	$803,104

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	January 1, 2011	January 2, 2010
Cash flows from operating activities:
Net income	$19,113	$4,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,767	5,752
Amortization of intangible assets	2,095	1,961
Deferred income taxes	8,096	6,921
Tax benefit from employee stock options	1,543	—
Loss on disposal of property and equipment	156	100
Stock-based compensation	2,922	1,874
Excess tax benefit from stock-based compensation arrangements	(1,678)	(100)
Other non-cash expense	(58)	198
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,522	(716)
Inventories	(9,109)	1,207
Prepaid expenses and other assets	(2,443)	(8,252)
Other assets	(2,011)	(1,089)
Accounts payable	2,687	1,752
Income taxes payable/receivable	(1,314)	(4,792)
Other current liabilities	1,250	7,409
Other long-term liabilities	2,431	1,196
Net cash provided by operating activities	29,969	17,600

Cash flows from investing activities:
Purchases of property and equipment	(5,129)	(3,266)
Proceeds from dispositions of property and equipment	—	478
Purchases of available-for-sale securities	(71,093)	(19,632)
Proceeds from sales and maturities of available-for-sale securities	19,506	22,506
Acquisition of businesses	—	(15,000)
Other-net	(68)	—
Net cash used in investing activities	(56,784)	(14,914)

Cash flows from financing activities:
Short-term borrowings	285	—
Short-term repayments	(285)	—
Net change in capital lease obligations	(5)	(6)
Issuance of common stock under employee stock option and purchase plans	17,331	2,833
Net settlement of restricted common stock	(2,086)	(519)
Excess tax benefits from stock-based compensation arrangements	1,678	100
Net cash provided by financing activities	16,918	2,408
Effect of exchange rate changes on cash and cash equivalents	(7,968)	(5,284)
Net decrease in cash and cash equivalents	(17,865)	(190)
Cash and cash equivalents, beginning of period	245,380	199,950
Cash and cash equivalents, end of period	$227,515	$199,760
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11	$38
Income taxes	$3,973	$3,279
Cash received during the period for:
Income taxes	$3,908	$812

Non-cash investing and financing activities:
Unpaid property and equipment	$889	$654

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Coherent, Inc. (referred to herein as the “Company,” “we,” “our,” “us” or “Coherent”) consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended October 2, 2010. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods presented therein. Our fiscal year ends on the Saturday closest to September 30 and our first fiscal quarters include 13 weeks of operations in each fiscal year presented. Fiscal years 2011 and 2010 each include 52 weeks.

2.    RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncements

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets. The new guidance eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. In addition, qualifying special purpose entities (“QSPE”) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. We adopted these amendments in our first quarter of fiscal year 2011 and it did not have a material impact on our consolidated financial position, results of operations and cash flows.

In July 2010, the FASB issued an accounting standard update defining a milestone and determining what criteria must be met to apply the milestone method of revenue recognition for research or development transactions. The update provides guidance on the criteria which must be met to determine if the milestone method of revenue recognition is appropriate, whether a milestone is substantive and the disclosures that must be made if the method is elected. We adopted this standard on a prospective basis in our first quarter of fiscal year 2011 and it did not have a material impact on our consolidated financial position, results of operations and cash flows.

Adoption of New Accounting Pronouncement and Update to Significant Accounting Policies

In October 2009, the FASB issued a new accounting standard for multiple deliverable revenue arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also issued a new accounting standard for certain revenue arrangements that include software elements. This new standard excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. We prospectively adopted both these standards in the first quarter of fiscal 2011. The impact of adopting these standards was not material to net sales or our condensed consolidated financial statements for the three months ended January 1, 2011. The new accounting standards for revenue recognition if applied in the same manner to the year ended October 2, 2010 would not have had a material impact on net sales or to our consolidated financial statements for that fiscal year.

Under these new standards, when a sales arrangement contains multiple elements, such as products and/or services, we allocate revenue to each element based on a selling price hierarchy. Using the selling price hierarchy, we determine the selling price of each deliverable using vendor specific objective evidence (“VSOE”), if it exists, and otherwise third-party evidence (“TPE”). If neither VSOE nor TPE of selling price exists, we use estimated selling price (“ESP”). We generally expect that we will not be able to establish TPE due to the nature of the markets in which we compete, and, as such, we typically will determine selling price using VSOE or if not available, ESP.

Our basis for establishing VSOE of a deliverable’s selling price consists of standalone sales transactions when the same or similar product or service is sold separately. However, when services are never sold separately, such as product installation services, VSOE is based on the product’s estimated installation hours based on historical experience multiplied by the standard service billing rate. In determining VSOE, we require that a substantial majority of the selling price for a product or service fall within a reasonably narrow price range, as defined by us. We also consider the geographies in which the products or services are sold, major product and service groups, and other environmental variables in determining VSOE. Absent the existence of VSOE and TPE, our determination of a deliverable’s ESP involves evaluating several factors based on the specific facts and circumstances of these arrangements, which include pricing strategy and policies driven by geographies, market conditions, competitive landscape, correlation between proportionate selling price and list price established by management having the relevant authority, and other environmental variables in which the deliverable is sold.

For multiple element arrangements which include extended maintenance contracts, we allocate and defer the amount of consideration equal to the separately stated price and recognize revenue on a straight-line basis over the contract period.

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

In-process research and development (“IPR&D”) consists of three development projects that have not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. None of the projects had been completed as of January 1, 2011.

We expensed $0.2 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in fiscal 2010.

Results of operations for the business have been included in our consolidated financial statements subsequent to the date of acquisition and pro forma results of operations in accordance with authoritative guidance for prior periods have not been presented because the effect of the acquisition was not material to our prior period consolidated financial results.

As of January 1, 2011, we had $0.6 million remaining in an escrow account that will be applied towards remaining closing costs for the acquisition and payments to the shareholders. The amount is included in current restricted cash on our consolidated balance sheet.

StockerYale, Inc.

On October 13, 2009, we acquired all the assets and certain liabilities of StockerYale, Inc. (“StockerYale”)’s laser module product line in Montreal, Canada and its specialty fiber product line in Salem, New Hampshire for $15.0 million in cash. StockerYale designs, develops and manufactures low power laser modules, light emitting diode (LED) systems and specialty optical fiber products.  These assets and liabilities have been included in our Commercial Lasers and Components segment.

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

4.     FAIR VALUES

Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. As of January 1, 2011 and October 2, 2010, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of January 1, 2011 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)

Money market fund deposits (1)	$26,268	$—	$26,268
Certificates of deposit (2)	—	98,258	98,258
U.S. and international government obligations (3)	—	72,633	72,633
State and municipal obligations (4)		12,003	12,003
Corporate notes and obligations (4)	—	38,321	38,321
Commercial paper (1)	—	500	500
Foreign currency contracts (5)	—	(722)	(722)
Mutual funds — Deferred comp and supplemental plan (6)	7,643	—	7,643

(1)          Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)          Includes $97,507 recorded in cash and cash equivalents and $751 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(3)          Includes $54,649 recorded in cash and cash equivalents and $17,984 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(4)          Included in short-term investments on the Condensed Consolidated Balance Sheet.

(5)          Includes $246 recorded in prepaid expenses and other assets and $968 recorded in other current liabilities on the Condensed Consolidated Balance Sheet

(6)          Includes $2,478 recorded in prepaid expenses and other assets and $5,165 recorded in other assets on the Condensed Consolidated Balance Sheet.

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

(2)                                  Includes $90,299 recorded in cash and cash equivalents and $1,999 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(3)                                  Includes $1,303 recorded in cash and cash equivalents and $14,142 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(4)                                  Includes $5,750 recorded in cash and cash equivalents and $1,250 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(5)                                  Includes $1,636 recorded in prepaid expenses and other assets and $235 recorded in other current liabilities on the Condensed Consolidated Balance Sheet.

(6)                                  Includes $2,340 recorded in prepaid expenses and other assets and $4,371 recorded in other assets on the Condensed Consolidated Balance Sheet.

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

For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).

The outstanding notional contract and fair value amounts of hedge contracts, with maximum maturity of 2 months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Notional Fair Value
	January 1, 2011	October 2, 2010	January 1, 2011	October 2, 2010
Euro currency hedge contracts
Purchase	$29,083	$25,686	$28,340	$27,320
Sell	—	—	—	—
Net	$29,083	$25,686	$28,340	$27,320
Other foreign currency hedge contracts
Purchase	$7,841	$4,843	$7,914	$4,845
Sell	(9,230)	(9,444)	(9,282)	(9,679)
Net	$(1,389)	$(4,601)	$(1,368)	$(4,834)

The fair value of our derivative instruments are included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets; such amounts were not material as of January 1, 2011 and October 2, 2010.

The location and amount of non-designated derivative instruments’ gain (loss) in the Condensed Consolidated Statements of Operations for the fiscal quarter ended January 1, 2011 and January 2, 2010 is as follows (in thousands):

	Location of Income	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Recognized in Income on Derivatives	Fiscal Quarter Ended January 1, 2011
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense)	$1,104

	Location of Loss	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Recognized in Income on Derivatives	Fiscal Quarter Ended January 2, 2010
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense)	$(31)

6.              SHORT-TERM INVESTMENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Investments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related income taxes, recorded as a separate component of other comprehensive income (“OCI”) in stockholders’ equity until realized. Interest and amortization of premiums and discounts for debt securities are included in interest income. Gains and losses on securities sold are determined based on the specific identification method and are included in other income (expense).

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	January 1, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$228,136	$4	$—	$228,140
Less: restricted cash	(625)			(625)
	$227,511			$227,515
Short-term investments:
Available-for-sale securities:
Certificates of deposit	$750	$1	$—	$751
State and municipal obligations	12,000	3	—	12,003
U.S. Treasury and agency obligations	17,983	1	—	17,984
Corporate notes and obligations	38,169	157	(5)	38,321
Total short-term investments	$68,902	$162	$(5)	$69,059

	October 2, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$246,004	$1	$—	$246,005
Less: restricted cash	(625)			(625)
	$245,379			$245,380
Short-term investments:
Available-for-sale securities:
Commercial paper	$1,250	$—	$—	$1,250
U.S. Treasury and agency obligations	1,999	—	—	1,999
Corporate notes and obligations	14,062	82	(2)	14,142
Total short-term investments	$17,311	$82	$(2)	$17,391

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of January 1, 2011 and October 2, 2010 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	January 1, 2011		October 2, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$56,153	$56,306	$17,307	$17,387
Due in 1 to 5 years	1,000	1,000	—	—
Due in 5 to 10 years	1,000	1,000	—	—
Due beyond 10 years	10,000	10,002	4	4
Total investments in available-for-sale debt securities	$68,153	$68,308	$17,311	$17,391

During the three months ended January 1, 2011, we received proceeds totaling $18.4 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million. During the three months ended January 2, 2010, we received proceeds totaling $8.7 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million.

At January 1, 2011, $0.6 million of cash was restricted for remaining closing costs for the Beam Dynamics acquisition and payments to former shareholders.

At January 1, 2011, gross unrealized losses on our investments with unrealized losses that are not deemed to be other-than-temporarily impaired were $5,000 on corporate notes and obligations of $27.0 million.

7.    GOODWILL AND INTANGIBLE ASSETS

Goodwill is tested for impairment on an annual basis and between annual tests if events or circumstances indicate that an impairment loss may have occurred, and written down when impaired. We perform our annual impairment tests during the fourth quarter of each fiscal year using the opening balance sheet as of the first day of the fourth quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year.

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

During the three months ended January 1, 2011, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from October 2, 2010 to January 1, 2011 are as follows (in thousands):

	Commercial Lasers and Components	Specialty Lasers and Systems	Total
Balance as of October 2, 2010	$6,364	$64,432	$70,796
Translation adjustments and other	—	(1,609)	(1,609)
Balance as of January 1, 2011	$6,364	$62,823	$69,187

Components of our amortizable intangible assets are as follows (in thousands):

	January 1, 2011			October 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$55,566	$(44,515)	$11,051	$56,194	$(43,666)	$12,528
Patents	9,473	(9,172)	301	9,852	(9,326)	526
Order backlog	5,183	(4,935)	248	5,361	(5,054)	307
Customer lists	8,718	(4,812)	3,906	8,808	(4,635)	4,173
Trade name	3,634	(2,652)	982	3,766	(2,666)	1,100
Non-compete agreement	1,588	(1,556)	32	1,616	(1,583)	33
Production know-how	910	(354)	556	910	(296)	614
In-process research & development	650	—	650	650	—	650
Total	$85,722	$(67,996)	$17,726	$87,157	$(67,226)	$19,931

Amortization expense for intangible assets for the three months ended January 1, 2011 and January 2, 2010 was $2.1 million and $2.0 million, respectively. At January 1, 2011, estimated amortization expense for the remainder of fiscal 2011, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2011 (remainder)	$5,285
2012	5,017
2013	3,050
2014	2,035
2015	1,327
2016	944
Thereafter	68
Total	$17,726

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	January 1, 2011	October 2, 2010
Purchased parts and assemblies	$43,467	$38,449
Work-in-process	39,092	40,010
Finished goods	38,651	35,399
Total inventories	$121,210	$113,858

Prepaid expenses and other assets consist of the following (in thousands):

	January 1, 2011	October 2, 2010
Prepaid and refundable income taxes	$16,398	$8,407
Prepaid expenses and other	29,018	26,595
Total prepaid expenses and other assets	$45,416	$35,002

Other assets consist of the following (in thousands):

	January 1, 2011	October 2, 2010
Assets related to deferred compensation arrangements	$23,291	$21,418
Deferred tax assets	43,198	53,219
Other assets	4,991	4,884
Total other assets	$71,480	$79,521

Other current liabilities consist of the following (in thousands):

	January 1, 2011	October 2, 2010
Accrued payroll and benefits	$29,613	$35,716
Deferred income	12,217	13,471
Reserve for warranty	13,900	13,499
Accrued expenses and other	10,762	9,947
Other taxes payable	14,634	10,095
Accrued restructuring charges	1,801	2,232
Customer deposits	5,197	2,938
Total other current liabilities	$88,124	$87,898

During the second quarter of fiscal 2009, we announced our plans to close our facilities in Tampere, Finland and St. Louis, Missouri. The closure of our St. Louis site was completed in the fourth quarter of fiscal 2009.  The closure of our Finland site was scheduled for completion by the end of fiscal 2010, but we decided to delay the closure due to increased demand for products manufactured in Finland.  We currently anticipate exiting the facility in the third quarter of fiscal 2011. These closure plans have resulted in charges primarily for employee termination and other exit related costs associated with a plan approved by management.

Restructuring charges for the first quarter of fiscal 2011 and 2010 are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents our current liability as accrued on our balance sheet for restructuring charges.  The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the first three months of fiscal 2011 and 2010 (in thousands):

	Severance Related	Facilities- related Charges	Other Restructuring Costs	Total
Balance at October 3, 2009	$488	$357	$807	$1,652
Provisions	434	17	607	1,058
Payments and other	(94)	(235)	(416)	(745)
Balance at January 2, 2010	$828	$139	$998	$1,965

Balance at October 2, 2010	$912	$17	$1,303	$2,232
Provisions	218	—	87	305
Payments and other	(228)	(17)	(491)	(736)
Balance at January 1, 2011	$902	$—	$899	$1,801

The current year severance related costs are primarily comprised of severance pay, outplacement services, medical and other related benefits for employees being terminated due to the transition of activities out of Tampere, Finland. The remaining severance related restructuring accrual balance of approximately $0.9 million at January 1, 2011 is expected to result in cash expenditures through the third quarter of fiscal 2011.

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

Components of the reserve for warranty costs during the first three months of fiscal 2011 and 2010 were as follows (in thousands):

	Three Months Ended
	January 1, 2011	January 2, 2010
Beginning balance	$13,499	$10,211
Additions related to current period sales	5,876	3,082
Warranty costs incurred in the current period	(5,297)	(3,459)
Accruals resulting from acquisition	—	160
Adjustments to accruals related to prior period sales	(178)	(61)
Ending balance	$13,900	$9,933

Other long-term liabilities consist of the following (in thousands):

	January 1, 2011	October 2, 2010
Long-term taxes payable	$42,417	$42,902
Deferred compensation	23,987	21,927
Deferred tax liabilities	5,065	6,231
Deferred income	2,146	1,786
Asset retirement obligations liability	1,426	1,409
Other long-term liabilities	5,376	5,433
Total other long-term liabilities	$80,417	$79,688

9.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $15.9 million of foreign lines of credit as of January 1, 2011.  At January 1, 2011, we had used $3.8 million of these available foreign lines of credit. These credit facilities were used in Europe during the first fiscal quarter of 2011 as guarantees.  In addition, our domestic line of credit consists of a $40 million unsecured revolving credit account with Union Bank of California. The agreement will expire on March 31, 2012 and is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance.  No amounts have been drawn upon our domestic line of credit as of January 1, 2011.

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of our stock options granted to employees for the three months ended January 2, 2010 and shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three months ended January 1, 2011 and January 2, 2010, respectively,  were estimated using the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	January 1, 2011 (1)	January 2, 2010	January 1, 2011	January 2, 2010
Expected life in years	—	4.5	0.5	0.5
Expected volatility	—%	33.0%	30.6%	41.3%
Risk-free interest rate	—%	2.0%	0.2%	0.2%
Expected dividends	—	—	—	—
Weighted average fair value per share	$—	$8.01	$9.78	$5.94

(1)                                  There were no options granted during the three months ended January 1, 2011.

During the first quarter of fiscal 2011, we granted market-based performance restricted stock units to officers and certain employees. The performance stock unit agreements provide for the award of performance stock units with each unit representing the right to receive one share of Coherent, Inc. common stock to be issued after the applicable award period. The final number of units awarded for this grant will be determined as of vesting dates in November 2011, November 2012 and November 2013, based upon our total shareholder return over the performance period compared to the Russell 2000 Index and could range from a minimum of no units to a maximum of twice the initial award. The weighted average fair value for these performance units was $49.37 and was determined using a Monte Carlo simulation model incorporating the following weighted average assumptions:

Risk-free interest rate	0.65%
Volatility	38.8%

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the Condensed Consolidated Statements of Operations for the three months ended January 1, 2011 and January 2, 2010 (in thousands):

	Three Months Ended
	January 1, 2011	January 2, 2010
Cost of sales	$244	$219
Research and development	337	273
Selling, general and administrative	2,342	1,670
Income tax benefit	(675)	(643)
	$2,248	$1,519

During the three months ended January 1, 2011, $0.4 million was capitalized into inventory for all stock plans, $0.2 million was amortized to cost of sales and $0.4 million remained in inventory at January 1, 2011. During the three months ended January 2, 2010, $0.2 million was capitalized into inventory for all stock plans, $0.2 million was amortized to cost of sales and $0.3 million remained in inventory at January 2, 2010.  Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At January 1, 2011, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock plans but not yet recognized was approximately $19.0 million, net of estimated forfeitures of $1.7 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures.

At January 1, 2011, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.5 million, which will be recognized over the offering period.

The cash flows resulting from excess tax benefits (tax benefits related to the excess of tax deduction resulting from an employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the first three months of fiscal 2011 and fiscal 2010, we recorded $1.7 million and $0.1 million, respectively, of excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Plans (in thousands, except per share amounts and weighted average remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at October 2, 2010	1,893	$28.96
Granted	—	—
Exercised	(503)	29.94
Forfeitures	(1)	25.53
Expirations	—	—
Outstanding at January 1, 2011	1,389	$28.61	4.1	$22,968

Vested and expected to vest at January 1, 2011	1,369	$28.65	4.1	$22,564

Exercisable at January 1, 2011	893	$30.49	3.2	$13,085

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock at the end of the reporting period.  There were approximately 1.4 million outstanding options that were in-the-money as of January 1, 2011.  The aggregate intrinsic value of options exercised under the Company’s stock plans for the three months ended January 1, 2011 and January 2, 2010 were $6.6 million and less than $0.1 million, respectively, determined as of the date of option exercise.

The following table summarizes the activity of our time based and market- performance based restricted stock units for the first three months of fiscal 2011 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested stock at October 2, 2010	481	$26.22
Granted	261	45.88
Vested	(122)	24.95
Forfeited	(72)	28.68
Nonvested stock at January 1, 2011	548	$35.56

11.      COMMITMENTS AND CONTINGENCIES

We are subject to legal claims and litigation arising in the ordinary course of business, such as product liability, employment or intellectual property claims. The outcome of any such matters is currently not determinable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position or results of operations, an adverse result in one or more matters could negatively affect our results in the period in which they occur.

Set forth below is the description of our historical derivative litigation which was settled in the first quarter of fiscal 2010.

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

12.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Three Months Ended
	January 1,	January 2,
	2011	2010

Net income	$19,113	$4,179

Other comprehensive income (loss):
Translation adjustment	(11,426)	(3,225)
Net gain (loss) on derivative instruments, net of taxes	—	2
Changes in unrealized gains on available-for-sale securities, net of taxes	(1)	(8)
Other comprehensive loss, net of tax	(11,427)	(3,231)
Comprehensive income	$7,686	$948

The following summarizes activity in accumulated other comprehensive loss related to derivatives, net of income taxes, held by us (in thousands):

Balance, October 3, 2009	$(85)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	2
Balance, January 2, 2010	$(83)

There was no activity or balance in accumulated other comprehensive loss related to derivatives, net of income taxes in the first quarter of fiscal 2011.

Accumulated other comprehensive income (net of tax) at January 1, 2011 is comprised of accumulated translation adjustments of $50.7 million. Accumulated other comprehensive income (net of tax) at October 2, 2010 is comprised of accumulated translation adjustments of $62.1 million.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	January 1,	January 2,
	2011	2010
Weighted average shares outstanding —basic (1)	24,688	24,469
Dilutive effect of employee stock awards	580	209
Weighted average shares outstanding—diluted	25,268	24,678

Net income	$19,113	$4,179

Net income per basic share	$0.77	$0.17
Net income per diluted share	$0.76	$0.17

(1)   Net of restricted stock

A total of 52,192 and 2,267,286 potentially dilutive securities have been excluded from the dilutive share calculation for the three months ended January 1, 2011 and January 2, 2010, respectively, as their effect was anti-dilutive.

14.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended
	January 1, 2011	January 2, 2010
Interest and dividend income	$183	$148
Interest expense	(15)	(47)
Foreign exchange gain (loss)	6	(357)
Gain on investments, net	1,554	1,067
Other—net	26	(19)
Other income (expense), net	$1,754	$792

15.  STOCK REPURCHASES

On April 29, 2010, we announced that the Board of Directors had authorized the repurchase of up to $50 million of our common stock.  There were no purchases during the first fiscal quarter of 2011. At January 1, 2011, $6.7 million remained authorized for repurchase under our current stock repurchase program. Subsequent to the end of the quarter on January 26, 2011, the Board cancelled this program and authorized the repurchase of up to $75 million of our common stock under a new program. The timing and size of any purchases will be subject to market conditions. The program is authorized for 12 months from the date of authorization.

16.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our estimated effective tax rate for the three months ended January 1, 2011 was 30.4%.  Our effective tax rates for the three months ended January 1, 2011 was lower than the statutory rate of 35% primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates, the benefit of federal research and development tax credits, including additional credits reinstated from fiscal 2010 resulting from the enactment of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010,” and the benefit of unrealized gain on life insurance policy investments related to our deferred compensation plans. Our estimated effective tax rate for the three months ended January 2, 2010 was 35.5%.  Our effective tax rate for the three months ended January 2, 2010 was higher than the statutory rate of 35% due primarily to permanent differences related to deemed dividend inclusions under the Subpart F tax rules, partially offset by the benefit of foreign tax credits, income subject to foreign tax rates that are lower than U.S. tax rates, an unrealized gain on life insurance policy investments related to our deferred compensation plan and federal research and development credits.

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

As of January 1, 2011, the total amount of gross unrecognized tax benefits was $50.2 million of which $29.2 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefits were classified as other long-term liabilities in the condensed consolidated balance sheets.

Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of January 1, 2011, the total amount of gross interest and penalties accrued was $7.2 million, which is classified as other long-term liabilities in the condensed consolidated balance sheets.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 1999 are closed. The IRS is auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We received a notice of proposed adjustment (“NOPA”) from the IRS in October 2008 to decrease the amount of research and development credits generated in years 2000 and 2001. We responded to this NOPA and we are disputing the adjustment with the IRS through the appeals process available to us. We had an opening conference with the IRS Appeals Office in December 2010. The IRS Appeals Office requested additional information and we have another conference scheduled in February 2011. The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns. We believe that we have provided adequate reserves for any adjustments related to these credits that may be determined under the IRS appeals process and therefore we do not anticipate any material impact to our consolidated financial statements. In our major state jurisdiction and our major foreign jurisdiction, the years subsequent to 2000 and 2004, respectively, remain open and could be subject to examination by the taxing authorities.

Management believes that it has adequately provided for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in our tax audits be resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is highly uncertain, we do not believe it is reasonably possible that our unrecognized tax benefits would materially change. Within the next 12 months, we anticipate a lapse in the statute of limitations which could result in a release of interest expense accrued under ASC 740 and this amount is not anticipated to have a material impact to the financial statements.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (“Act”), was enacted on December 17, 2010.   Under the Act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2009 through December 31, 2011.  The effects of the change in the tax law are recognized in our first quarter of fiscal 2011, which is the quarter that the law was enacted.  In addition to the federal legislation, the state of California approved its 2010-2011 budget on October 8, 2010 that includes modifications to tax law provisions that were previously set to become effective with tax years beginning on or after January 1, 2011. We have assessed the effects of the change in the California tax law and there are no material impacts in fiscal year 2011.

Deferred Income Taxes

As of January 1, 2011, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $64.7 million, which consists of tax credit carryovers, accruals and reserves, competent authority offset to transfer pricing tax reserves, employee stock-based compensation expenses, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $7.1 million reported as of January 1, 2011.  We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

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

The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Three Months Ended
	January 1,	January 2,
	2011	2010
Net sales:
Commercial Lasers and Components	$61,358	$37,081
Specialty Laser Systems	121,753	85,709
Corporate and other	—	25
Total net sales	$183,111	$122,815

Income (loss) from operations:
Commercial Lasers and Components	$8,325	$(5,460)
Specialty Laser Systems	28,861	17,786
Corporate and other	(11,495)	(6,644)
Total income (loss) from operations	$25,691	$5,682

18.  SUBSEQUENT EVENT

On January 5, 2011, we acquired all of the assets and certain liabilities of Hypertronics Pte Ltd for $15.0 million, excluding transaction fees.  Hypertronics designs and manufactures laser-and vision-based tools for flat panel, storage, semiconductor and biomedical applications at facilities in Singapore and Malaysia.  We plan to complete the transfers of at least four key products to these locations by the end of 2012.   We also expect to enhance Hypertronics’ core revenue by integrating Hypertronics scan vision technology and system capabilities with our laser technology and global sales, marketing, distribution and service network.

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

•                  Focus on long-term improvement of adjusted EBITDA in dollars and as a percentage of net sales—We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, stock compensation expenses, major restructuring costs and certain other non-operating income and expense items. Key initiatives to reach our goals for adjusted EBITDA improvements include our program of consolidating manufacturing locations, rationalizing our supply chain and selective outsourcing of certain manufacturing operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, accounting for long-lived assets (including goodwill and intangible assets), inventory valuation, warranty reserves, stock-based compensation and accounting for income taxes.

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

The vast majority of our sales are made to OEMs, distributors, resellers and end-users in the non-scientific market. Sales made to these customers do not require installation of the products by us and are not subject to other post-delivery obligations, except in occasional instances where we have agreed to perform installation or provide training. In those instances, we defer revenue related to installation services or training until these services have been rendered. We allocate revenue from multiple element arrangements to the various elements based upon fair values or a selling price hierarchy, for arrangements entered into subsequent to October 2, 2010, as discussed below.

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

In October 2009, the FASB issued a new accounting standard for multiple deliverable revenue arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also issued a new accounting standard for certain revenue arrangements that include software elements. This new standard excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. We prospectively adopted both these standards in the first quarter of fiscal 2011. The impact of adopting these standards was not material to net sales or our condensed consolidated financial statements for the three months ended January 1, 2011. The new accounting standards for revenue recognition if applied in the same manner to the year ended October 2, 2010 would not have had a material impact on net sales or to our consolidated financial statements for that fiscal year.

Under these new standards, when a sales arrangement contains multiple elements, such as products and/or services, we allocate revenue to each element based on a selling price hierarchy. Using the selling price hierarchy, we determine the selling price of each deliverable using vendor specific objective evidence (“VSOE”), if it exists, and otherwise third-party evidence (“TPE”). If neither VSOE nor TPE of selling price exists, we use estimated selling price (“ESP”). We generally expect that we will not be able to establish TPE due to the nature of the markets in which we compete, and, as such, we typically will determine selling price using VSOE or if not available, ESP.

Our basis for establishing VSOE of a deliverable’s selling price consists of standalone sales transactions when the same or similar product or service is sold separately. However, when services are never sold separately, such as product installation services, VSOE is based on the product’s estimated installation hours based on historical experience multiplied by the standard service billing rate. In determining VSOE, we require that a substantial majority of the selling price for a product or service fall within a reasonably narrow price range, as defined by us. We also consider the geographies in which the products or services are sold, major product and service groups, and other environmental variables in determining VSOE. Absent the existence of VSOE and TPE, our determination of a deliverable’s ESP involves evaluating several factors based on the specific facts and circumstances of these arrangements, which include pricing strategy and policies driven by geographies, market conditions, competitive landscape, correlation between proportionate selling price and list price established by management having the relevant authority, and other environmental variables in which the deliverable is sold.

For multiple element arrangements which include extended maintenance contracts, we allocate and defer the amount of consideration equal to the separately stated price and recognize revenue on a straight-line basis over the contract period.

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

During the three months ended January 1, 2011, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.

At January 1, 2011, we had $69.2 million of goodwill, $17.7 million of purchased intangible assets and $88.3 million of property and equipment on our condensed consolidated balance sheet.

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

Stock-Based Compensation

We account for stock-based compensation using fair value. We estimate the fair value of stock options granted using the Black Scholes Merton model and estimate the fair value of market-based performance restricted stock units granted using a Monte Carlo simulation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We amortize the fair value of stock options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We value restricted stock units using the intrinsic value method. We amortize the value of restricted stock units on a straight-line basis over the restriction period. We amortize the value of market-based performance restricted stock units over the performance period, with no adjustment in future periods based upon the actual shareholder return over the performance period. See Note 10 “Stock-Based Compensation” for a description of our stock-based employee compensation plans and the assumptions we use to calculate the fair value of stock-based employee compensation.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate. This process involves estimating our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.

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

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (“Act”), was enacted on December 17, 2010.  Under the Act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2009 through December 31, 2011.  The effects of the change in the tax law are recognized in our first quarter of fiscal 2011, which is the quarter that the law was enacted.  In addition to the federal legislation, the state of California approved its 2010-2011 budget on October 8, 2010 that includes modifications to tax law provisions that were previously set to become effective with tax years beginning on or after January 1, 2011. We have assessed the effects of the change in the California tax law and there are no material impacts in fiscal year 2011.

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Three Months Ended
	January 1, 2011	January 2, 2010	Change	% Change
	(Dollars in thousands)

Bookings	$234,424	$158,395	$76,029	48.0%
Book-to-bill ratio	1.28	1.29	(0.01)	(0.7)%
Net sales—Commercial Lasers and Components	$61,358	$37,081	$24,277	65.5%
Net sales—Specialty Lasers and Systems	$121,753	$85,709	$36,044	42.1%
Gross profit as a percentage of net sales—Commercial Lasers and Components	43.7%	28.6%	15.1%	52.8%
Gross profit as a percentage of net sales—Specialty Lasers and Systems	46.0%	47.4%	(1.4)%	(3.0)%
Research and development as a percentage of net sales	10.1%	12.5%	(2.4)%	(19.2)%
Income before income taxes	$27,445	$6,474	$20,971	323.9%
Net cash provided by operating activities	$29,969	$17,600	$12,369	70.3%
Days sales outstanding in receivables	53.1	55.8	(2.7)	(4.8)%
First quarter inventory turns	3.3	2.9	0.4	13.8%
Capital spending as a percentage of net sales	2.8%	2.7%	0.1%	3.7%

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

The book-to-bill ratio is calculated as quarterly bookings divided by quarterly net sales.  This is an indication of the strength of our business but can sometimes be impacted by a single large order. A ratio of greater than 1.0 indicating that demand for our products is greater than what we supply in the quarter.

Bookings again reached a new record in the first quarter of fiscal 2011, increasing 48.0% from the same quarter one year ago.  Increases in all four markets were led by a significant increase in the microelectronics market.

Microelectronics

Microelectronics bookings increased 94% compared to the same quarter one year ago and increased 63% from record bookings in the fourth quarter of fiscal 2010. The book-to-bill for the first quarter of fiscal 2011 was 1.53.

Recent news out of the semiconductor market has been positive as many chip manufacturers, foundries and capital equipment manufacturers have raised their outlook for calendar 2011, resulting in record orders from semiconductor capital equipment OEMs.  We are investing to increase capacity for two products to satisfy customers’ volume requirements and delivery schedules.

We achieved record orders for the Company’s advanced packaging market.  The via drilling market is undergoing a rapid expansion due to increased utilization of high density interconnect (HDI) printed circuit boards (PCBs).  We expect the market for smartphones relying on HDI PCBs to double from 2010 to 2011.  The market opportunity has attracted several new equipment manufacturers, who incorporate our E-Series CO2 lasers into their products.  Similar trends are fueling the growth of laser-based direct imaging (LDI), which provides flexibility, more precise layer-to-layer registration and less set-up time than its analog counterpart.  In the fourth quarter of fiscal 2010, the light-emitting diode (LED) market was slow while older generation, non-LED liquid crystal display (LCD) panels were flushed from inventory.  The latest industry data suggests LED penetration in the LCD market will grow in 2011.

Orders for flat panel display (FPD) manufacturing were another Company record. Many of the orders were for Vyper™ lasers, our most advanced excimer light source. We believe that additional, sizable orders for our products supporting these displays may be placed during fiscal 2011.

Materials Processing

Materials processing orders increased 48% compared to the same quarter one year ago and increased 16% from the fourth quarter of fiscal 2010. The book-to-bill for the first quarter of fiscal 2011 was 1.14.

During the first quarter of fiscal 2011, we received a number of annual and semi-annual orders for lasers used in marking, engraving and prototyping as well as record orders for laser-based manufacturing tools.  We believe these are positive signs that the material processing market continues on the road to recovery.   The European business remains strong while China was slow leading into the Chinese New Year.  Sales of our E-1000 CO2 laser appear to be taking market share.

OEM Components and Instrumentation

OEM Components and Instrumentation orders increased 2% compared to the same quarter one year ago and decreased 24% from the fourth quarter of fiscal 2010. The book-to-bill for the first quarter of fiscal 2011 was 0.95.

The decline in bookings from the fourth quarter of fiscal 2010 reflected the timing of large orders as we had a number of them in the fourth quarter of fiscal 2010 along with tightening in defense spending following the news of projected budget reductions for the U.S. Department of Defense.

Looking past the current quarter drop in orders, reports from the submarkets are encouraging.  Medical OEM customers have pulled in orders for certain products due to rising demand in Asia.  Instrumentation customers report a solid outlook and also emphasized the contribution from Asia.

We launched a new instrumentation platform at Photonics West called OBIS.  It incorporates our next generation OPSL™ and diode lasers to create a family of plug-and-play lasers that span the spectrum from the ultraviolet to the near infrared. The wavelength flexibility of the OPSL™ allows us to add new colors with relative ease — an important feature for a market that is always developing new test protocols.

Scientific and Government Programs

Scientific and government programs orders increased 11% compared to the same quarter one year ago, but decreased 1% from the fourth quarter of fiscal 2010. The book-to-bill for the first quarter of fiscal 2011 was 1.14.

Orders in the first quarter were unseasonably strong as record bookings in Europe and Japan complemented solid performances in North America and the Pacific Rim.  The Chameleon™ product family and ultrafast amplifier systems remain the mainstays of our scientific business.  Chameleon™ orders were very strong and we established a new bookings record for amplifier systems.

We introduced several important product extensions at the Photonics West trade show in San Francisco.  The Chameleon™ Vision-S raises the performance of our industry leading platform with shorter pulsewidths for higher resolution imaging.  The Verdi™ G-10 is the latest incarnation of our highly successful OPSL™ family and expands our offerings in the scientific pump laser market.

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service contracts. Net sales for the first fiscal quarter increased 65.5% in our CLC segment and increased 42.1% in our SLS segment from the same quarter one year ago. For a more complete description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the first quarter increased from 28.6% to 43.7% in our CLC segment and decreased from 47.4% to 46.0% in our SLS segment from the same quarter one year ago. For a more complete description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased to 10.1% from 12.5% in our first fiscal quarter compared to the same period one year ago.  For a more complete description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in working capital availability.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the first quarter of fiscal 2011 decreased 2.7 days from the same quarter one year ago primarily due to significantly improved collections, particularly towards the end of the quarter in Asia and Europe.

Annualized Inventory Turns

We calculate annualized inventory turns as the cost of sales during the quarter annualized and divided by net inventories at the end of the period. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the first quarter of fiscal 2011 increased by 0.4 from the same quarter one year ago primarily due to increased sales volumes and improved inventory management due to site consolidations, increases in outsourcing and other inventory reduction programs.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in information technology.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 2.8% for the first quarter from 2.7% in the first quarter of fiscal 2010 primarily due to building improvements and purchases of production-related assets to support higher sales volumes.

SIGNIFICANT EVENTS

In fiscal 2009, we initiated the planning phase of a multiyear project, with a targeted completion date of September 2010, to exit our epitaxial growth facility in Tampere, Finland and establish enhanced capabilities in Sunnyvale, California. We decided to delay the closure due to increased demand for our products manufactured in Finland and we currently anticipate exiting the facility in the third quarter of fiscal 2011.

On April 29, 2010, we announced that the Board of Directors had authorized the repurchase of up to $50 million of our common stock.  There were no purchases during the first fiscal quarter of 2011. At January 1, 2011, $6.7 million remained authorized for repurchase under such stock repurchase program. Subsequent to the end of the quarter on January 26, 2011, the Board cancelled this program and authorized the repurchase of up to $75 million of our common stock under a new program. The timing and size of any purchases will be subject to market conditions. The program is authorized for 12 months from the date of authorization.

On January 5, 2011, we acquired all the assets and certain liabilities of Hypertronics Pte Ltd for $15.0 million, excluding transaction fees.  Hypertronics designs and manufactures laser- and vision-based tools for flat panel, storage, semiconductor and biomedical applications at facilities in Singapore and Malaysia. We plan for these facilities to handle repair and or production responsibility for several products by the end of fiscal 2012. We also expect to enhance Hypertronics’ core revenue by integrating Hypertronics scan vision technology and system capabilities with our laser technology and global sales, marketing, distribution and service network.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	January 1, 2011	January 2, 2010
Net sales	100.0%	100.0%
Cost of sales	55.0%	58.4%
Gross profit	45.0%	41.6%
Operating expenses:
Research and development	10.1%	12.5%
Selling, general and administrative	19.7%	22.8%
Amortization of intangible assets	1.2%	1.6%
Total operating expenses	31.0%	36.9%
Income from operations	14.0%	4.7%
Other income (net)	1.0%	0.6%
Income before income taxes	15.0%	5.3%
Provision for income taxes	4.6%	1.9%
Net income	10.4%	3.4%

Net income for the first quarter of fiscal 2011 was $19.1 million ($0.76 per diluted share) including $2.2 million of after-tax stock-related compensation expense.  Net income for the first quarter of fiscal 2010 was $4.2 million ($0.17 per share) including $0.8 million of after-tax restructuring costs, $1.5 million of after-tax stock-related compensation expense and $1.4 million net after-tax benefit related to a receipt from the settlement of litigation resulting from our internal stock option investigation.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	January 1, 2011		January 2, 2010
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$84,431	46.1%	$39,088	31.8%
OEM components and instrumentation	38,350	20.9%	32,436	26.4%
Materials processing	22,275	12.2%	15,236	12.4%
Scientific and government programs	38,055	20.8%	36,055	29.4%
Total	$183,111	100.0%	$122,815	100.0%

Net sales for the first quarter of fiscal 2011 increased by $60.3 million, or 49%, including a decrease of $0.5 million due to the impact of foreign currency exchange rates, compared to the first quarter of fiscal 2010.  Sales increased in all four markets, with the largest increase in the microelectronics market.

The increase in the microelectronics market of $45.3 million, or 116%, was due to higher sales in flat panel display, advanced packaging, semiconductor and solar applications. The increase in the OEM components and instrumentation market of $5.9 million, or 18%, was due primarily to higher shipments for bio-instrumentation and flow cytometry applications as well as higher shipments for military, machine vision and medical applications.  Sales in the materials processing market increased $7.0 million, or 46%, primarily due to higher shipments for marking and cutting applications. Sales in the scientific and government programs market increased $2.0 million, or 6%, primarily due to higher demand for advanced research applications used by university and government research groups.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	January 1, 2011		January 2, 2010
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Commercial Lasers and Components (CLC)	$61,358	33.5%	$37,081	30.2%
Specialty Lasers and Systems (SLS)	121,753	66.5%	85,709	69.8%
Corporate and other	—	—%	25	0.0%
Total	$183,111	100.0%	$122,815	100.0%

Net sales for the first quarter of fiscal 2011 increased by $60.3 million, or 49%, compared to the first quarter of fiscal 2010, with increases of $24.3 million, or 65%, in our CLC segment and increases of $36.0 million, or 42%, in our SLS segment.

The increase in our CLC segment sales was primarily due to higher advanced packaging, flat panel display and materials processing application sales.  The increase in our SLS segment sales was primarily due to higher revenue for flat panel display, semiconductor, advanced packaging and solar applications.

GROSS PROFIT

Consolidated

Our gross profit rate increased to 45.0% in the first fiscal quarter of 2011 from 41.6% in the first quarter of fiscal 2010. The increase in the gross profit rate was primarily due to higher sales volumes and a lower manufacturing cost structure.  The improvement includes the benefit of a lower manufacturing cost structure net of an unfavorable product mix (3.0%), lower other costs (0.3%) related to lower inventory provisions stemming from higher sales volumes and lower warranty costs (0.1%).

Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations.

Commercial Lasers and Components

The gross profit rate in our CLC segment increased to 43.7% in the first fiscal quarter of 2011 from 28.6% in the first quarter of fiscal 2010. The increase in the gross profit rate was primarily due to favorable product cost (10.8%) due to the impact of increased volumes, cost reduction efforts and favorable product mix in the microelectronics market,  lower warranty costs (2.2%), lower other costs (1.4%) primarily due to lower inventory provisions and lower restructuring costs (0.8%).

Specialty Lasers and Systems

The gross profit rate in our SLS segment decreased to 46.0% in the first fiscal quarter of 2011 from 47.4% in the first quarter of fiscal 2010. The decrease in the gross profit rate was primarily due to higher warranty costs (0.9%) in the flat panel display market, unfavorable product cost (0.4%) due to unfavorable mix in the microelectronics market and higher other costs (0.1%) due to higher inventory provisions.

OPERATING EXPENSES:

	Three Months Ended
	January 1, 2011		January 2, 2010
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$18,530	10.1%	$15,410	12.5%
Selling, general and administrative	36,078	19.7%	27,979	22.8%
Amortization of intangible assets	2,095	1.2%	1,961	1.6%
Total operating expenses	$56,703	31.0%	$45,350	36.9%

Research and development

Research and development (“R&D”) expenses increased $3.1 million, or 20%, during the first fiscal quarter ended January 1, 2011 compared to the same quarter one year ago.  The increase was primarily due to higher payroll spending ($2.7 million) due to increased headcount and higher performance-related compensation, higher project spending ($1.2 million) and $0.1 million higher charges for increases in deferred compensation plan liabilities with the related earnings for increases in deferred compensation plan assets recorded in other income (expense) partially offset by the impact of foreign currency exchange rates ($0.4 million), lower non-severance related restructuring costs ($0.3 million) and higher net reimbursements from customers for development projects ($0.2 million). On a segment basis as compared to the prior year period, CLC spending increased $0.9 million, primarily due to higher payroll spending and higher project spending. SLS research and development spending increased $1.8 million primarily due to higher payroll spending and higher spending on projects.  Corporate and other spending increased $0.3 million.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses increased $8.1 million or 29%, during the first fiscal quarter ended January 1, 2011compared to the same quarter one year ago.  The increase was primarily due to $4.7 million higher payroll spending due to higher performance-related compensation spending and increased salaries, the non-recurrence of a $2.2 million benefit in the first quarter of fiscal 2010 due to a receipt from the settlement of the litigation resulting from our internal stock option investigation, $0.7 million higher stock-related compensation expense, increased spending on legal and consulting related to acquisitions ($0.5 million), $0.4 million higher charges for increases in deferred compensation plan liabilities with the related earnings for increases in deferred compensation plan assets recorded in other income (expense) and higher other spending ($0.2 million) partially offset by the impact of foreign currency exchange rates ($0.6 million).  On a segment basis as compared to the prior year period, CLC spending increased $1.3 million primarily due to higher payroll spending. SLS segment expenses increased $2.5 million primarily due to higher payroll spending.  Spending for Corporate and other increased $4.3 million primarily due to the receipt from the settlement of the litigation resulting from our internal stock option investigation in the first quarter of fiscal 2010, higher payroll spending, higher stock-related compensation expense, increased spending on legal and consulting related to acquisitions and higher charges for increases in deferred compensation plan liabilities.

Amortization of intangible assets

Amortization of intangible assets increased $0.1 million in the three months ended January 1, 2011 compared to the same period last year primarily due to the acquisition of Beam Dynamics in the third quarter of fiscal 2010.

OTHER INCOME (EXPENSE) — NET

Other income (expense), net of other expense, increased $1.0 million during the three months ended January 1, 2011 compared to the same period one year ago. The increase was primarily due to higher gains, net of expenses, on our deferred compensation plan assets ($0.5 million) and higher net foreign exchange gains ($0.4 million).

INCOME TAXES

The effective tax rate for the first quarter of fiscal 2011 of 30.4% was lower than the statutory rate of 35% primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates, the benefit of federal research and development tax credits, including additional credits reinstated from fiscal 2010 resulting from the enactment of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010,” and the benefit of unrealized gain on life insurance policy investments related to our deferred compensation plans.

The effective tax rate for the first quarter of fiscal 2010 of 35.5% was higher than the statutory rate of 35% primarily due to permanent differences related to deemed dividend inclusions under the Subpart F tax rules, partially offset by the benefit of foreign tax credits, income subject to foreign tax rates that are lower than U.S. tax rates, an unrealized gain on life insurance policy investments related to our deferred compensation plan and federal research and development credits.

DEFERRED INCOME TAXES

As of January 1, 2011, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $64.7 million, which consists of tax credit carryovers, accruals and reserves, competent authority offset to transfer pricing tax reserves, employee stock-based compensation expenses, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $7.1 million reported as of January 1, 2011.  We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Historically, our primary source of cash has been provided by operations. Other sources of cash in the past three fiscal years include proceeds received from the sale of our stock through our employee stock option and purchase plans, as well as through debt borrowings. Our historical uses of cash have primarily been for the repurchase of our common stock, capital expenditures and acquisitions of businesses and technologies. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our condensed consolidated statements of cash flows and the notes to condensed consolidated financial statements:

	Three Months Ended
	January 1, 2011	January 2, 2010
	(in thousands)
Net cash provided by operating activities	$29,969	$17,600
Sales of shares under employee stock plans	17,331	2,833
Capital expenditures	(5,129)	(3,266)
Acquisition of businesses	—	(15,000)

Net cash provided by operating activities increased by $12.4 million for the first three months of fiscal 2011 compared to the same period one year ago. The increase in cash provided by operating activities was primarily due to higher net income. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

We intend to continue pursuing acquisition opportunities at valuations we believe are reasonable based upon market conditions as demonstrated by our acquisition of businesses from StockerYale in the first quarter of fiscal 2010 and Beam Dynamics in the third quarter of fiscal 2010 as well as the acquisition of the business assets of Hypertronics in the second quarter of fiscal 2011 (see Note 18 “Subsequent Events” in the notes to condensed consolidated financial statements). However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us. We expect to fund future acquisitions through existing cash balances and cash flows from operations. If required, we will look for additional borrowings or consider the issuance of securities. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value at the time and the willingness of potential sellers to accept it as full or partial payment.

On April 29, 2010, we announced that the Board of Directors had authorized us to repurchase up to $50 million of our common stock under our stock repurchase program. In fiscal 2010, we repurchased and retired 1,195,829 shares of outstanding common stock for a total of $43.3 million, excluding expenses. Subsequent to the end of the quarter on January 26, 2011, the Board cancelled this program and authorized the repurchase of up to $75 million of our common stock under a new program. The program is authorized for 12 months from the date of authorization.

During fiscal year 2008, we initiated restructuring plans to decrease costs by consolidating facilities and by reducing our workforce. As of January 1, 2011, we had made payments in connection with the restructuring plans in the amount of $25.9 million. We expect to complete payments for substantially all anticipated costs related to the restructuring plans by the third quarter of fiscal 2011.

Additional sources of cash available to us were international and domestic lines of credit and bank credit facilities totaling $55.9 million as of January 1, 2011, of which $52.2 million was unused and available. These credit facilities were used in Europe during the first three months of fiscal 2011 as guarantees. Our domestic line of credit consists of a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2012 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic line of credit and $3.8 million has been used of the international lines as of January 1, 2011.

Our ratio of current assets to current liabilities was 4.2:1 at January 1, 2011 compared to 4.1:1 at October 2, 2010. The increase in our ratio from October 2, 2010 to January 1, 2011 is primarily due to increases in cash.  Our cash and cash equivalents, short-term investments, restricted cash, working capital and total debt obligations are as follows:

	January 1, 2011	October 2, 2010
	(in thousands)
Cash and cash equivalents	$227,515	$245,380
Short-term investments	69,059	17,391
Restricted cash, current	625	625
Working capital	452,687	410,597
Total debt obligations	46	51

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, asset retirement obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 2, 2010. There have been no material changes in contractual obligations since October 2, 2010, with the exception of increased inventory purchases to support new customer orders. Information regarding our other financial commitments at January 1, 2011 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the first three months of fiscal 2011 was $30.0 million, which included net income of $19.1 million, decreases in net deferred tax assets of $8.1 million due to utilization of tax credits, depreciation and amortization of $6.9 million and stock-based compensation expense of $2.9 million partially offset by cash used by operating assets and liabilities of $7.0 million.

Cash used in investing activities during the first three months of fiscal 2011 was $56.8 million, which included $51.6 million net purchases of available-for-sale securities and $5.1 million used to acquire property and equipment and improve buildings and $0.1 million other.

Cash provided by financing activities during the first three months of fiscal 2011 was $16.9 million, which included $17.3 million generated from our employee stock option and stock purchase plans partially offset by $0.4 million other.

Changes in exchange rates during the first three months of fiscal 2011 used $8.0 million, primarily due to the weakening of the Euro against the U.S. dollar.

RECENT ACCOUNTING STANDARDS

See Note 2. “Recent Accounting Standards” in the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our condensed consolidated financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosures

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at January 1, 2011, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At January 1, 2011, the fair value of our available-for-sale debt securities was $68.3 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $161,000 and ($5,000), respectively, at January 1, 2011.

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

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations.

The following table provides information about our foreign exchange forward contracts at January 1, 2011. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at January 1, 2011 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Euro	1.3489	$(29,083)	$(28,340)
Japanese Yen	82.855	$(6,784)	$(6,850)
Canadian Dollar	0.9930	$(1,057)	$(1,064)
British Pound	1.5865	$5,673	$5,503
Korean Won	1,141.550	$1,980	$1,978
Chinese Renminbi	6.6550	$1,577	$1,801

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of January 1, 2011 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended January 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal claims and litigation arising in the ordinary course of business, such as product liability, employment or intellectual property claims. The outcome of any such matters is currently not determinable. Although we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position or results of operations, an adverse result in one or more matters could negatively affect our results in the period in which they occur.

Set forth below is the description of our historical derivative litigation which was settled in the first quarter of fiscal 2010.

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

Income Tax Audits

The Internal Revenue Service (“IRS”) is auditing the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We received a NOPA from the IRS in October 2008 to decrease the amount of research and development credits generated in years 2000 and 2001. We responded to this NOPA and we are disputing the adjustment with the IRS through the appeals process available to us. We had an opening conference with the IRS Appeals Office in December 2010. The IRS Appeals Office requested additional information and we have another conference scheduled in February 2011. We believe that we have provided adequate reserves for any adjustments related to these credits that may be determined under the IRS appeals process and therefore we do not anticipate any material impact to our financial statements.

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

Our net sales and operating results, such as adjusted EBITDA percentage, net income (loss) and operating expenses, and our stock price have varied in the past and may vary significantly from quarter to quarter and from year to year in the future. We believe a number of factors, many of which are outside of our control, could cause these variations and make them difficult to predict, including:

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

•                  costs and expenses from litigation;

•                  the availability of research funding by governments with regard to our customers in the scientific business, such as universities;

•                  continued government spending on defense-related projects where we are a subcontractor;

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

In addition, political and social turmoil related to international conflicts, terrorist acts and civil unrest may put further pressure on economic conditions in the United States and abroad. Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition and results of operations could suffer. Additionally, unstable economic conditions can provide significant pressures and burdens on individuals, thus fostering an atmosphere of greater potential exposure for inappropriate business conduct. See “Part I, Item 4. CONTROLS AND PROCEDURES—Inherent Limitations over Internal Control.”

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

Our future success depends on our ability to increase our sales volumes and decrease our costs to offset potential declines in the average selling prices (“ASPs”) of our products and, if we are unable to realize greater sales volumes and lower costs, our operating results may suffer.

Our ability to increase our sales volume and our future success depends on the continued growth of the markets for lasers, laser systems and related accessories, as well as our ability to identify, in advance, emerging markets for laser-based systems. We cannot assure you that we will be able to successfully identify, on a timely basis, new high-growth markets in the future. Moreover, we cannot assure you that new markets will develop for our products or our customers’ products, or that our technology or pricing will enable such markets to develop. Future demand for our products is uncertain and will depend to a great degree on continued technological development and the introduction of new or enhanced products. If this does not continue, sales of our products may decline and our business will be harmed.

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

For the three months ended January 1, 2011, 72% of our net sales were derived from customers outside of the United States. For fiscal 2010, fiscal 2009 and fiscal 2008, 67%, 66% and 68%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our revenues in the foreseeable future. A global economic slowdown could have a negative effect on various foreign markets in which we operate. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. Our foreign sales are primarily through our direct sales force. Additionally, some foreign sales are made through foreign distributors and resellers. Our foreign operations and sales are subject to a number of risks, including:

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

•                  compliance with applicable United States and foreign anti-corruption laws:

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This has been seen in our industry, for example in the patent litigation between IMRA America, Inc. and IPG Photonics Corporation. From time to time, like many other technology companies, we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which such third parties believe may cover certain of our products, processes, technologies or information. In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property whether through direct claims or by way of indemnification claims of our customers, as, in some cases, we contractually agree to indemnify our customers against third-party infringement claims relating to our products. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

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

In addition, compliance with the directives of the Directorate of Defense Trade Controls (“DDTC”) may result in substantial expenses and diversion of management. Any failure to adequately address the directives of DDTC could result in civil fines or suspension or loss of our export privileges, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows.

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

For the three months ended January 1, 2011, our research and development expenses were $18.5 million (10.1% of net sales). For our fiscal years 2010, 2009 and 2008, our research and development costs were $72.4 million (12.0% of net sales), $61.4 million (14.1% of net sales) and $74.3 million (12.4% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2010, we announced that the Board of Directors had authorized the repurchase of up to $50 million of our common stock.  There were no purchases during the first fiscal quarter of 2011. At January 1, 2011, $6.7 million remained authorized for repurchase under such stock repurchase program. Subsequent to the end of the quarter on January 26, 2011, the Board cancelled this program and authorized the repurchase of up to $75 million of our common stock under a new program. The timing and size of any purchases will be subject to market conditions. The program is authorized for 12 months from the date of authorization.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Amended and Restated Change of Control Severance Plan

10.2	Appendix A (Terms and Conditions of Restricted Stock Unit) under the 2001 Stock Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

Date: February 9, 2011	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2011	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Change of Control Severance Plan

10.2	Appendix A (Terms and Conditions of Restricted Stock Unit) under the 2001 Stock Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.