Form 10-Q
period 2011-04-02
COHERENT INC
filed 2011-05-11
CIK 21510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on April 29, 2011 was 25,064,304.

COHERENT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in or incorporated by reference in this quarterly report, other than statements of historical fact, are forward-looking statements. These statements are generally accompanied by words such as “trend,” “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “rely,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “forecast” or the negative of such terms, or other comparable terminology, including without limitation statements made under “Future Trends,” “Our Strategy,” discussions regarding our bookings and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Actual results of Coherent, Inc. (referred to herein as the Company, we, our or Coherent) may differ significantly from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections captioned “Future Trends,” “Risk Factors,” “Key Performance Indicators,” as well as any other cautionary language in this quarterly report. All forward-looking statements included in the document are based on information available to us on the date hereof. We undertake no obligation to update these forward-looking statements as a result of events or circumstances or to reflect the occurrence of unanticipated events or non-occurrence of anticipated event.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net sales	$200,880	$149,157	$383,991	$271,972
Cost of sales	112,111	83,544	212,828	155,327
Gross profit	88,769	65,613	171,163	116,645
Operating expenses:
Research and development	21,246	19,488	39,776	34,898
Selling, general and administrative	38,979	31,164	75,057	59,143
Amortization of intangible assets	2,257	1,956	4,352	3,917
Total operating expenses	62,482	52,608	119,185	97,958
Income from operations	26,287	13,005	51,978	18,687
Other income (expense):
Interest and dividend income	161	1,290	344	1,438
Interest expense	(17)	(23)	(32)	(70)
Other—net	9,181	225	10,767	916
Total other income (expense), net	9,325	1,492	11,079	2,284
Income before income taxes	35,612	14,497	63,057	20,971
Provision for income taxes	11,889	6,017	20,221	8,312
Net income	$23,723	$8,480	$42,836	$12,659

Net income per share:
Basic	$0.94	$0.34	$1.72	$0.51
Diluted	$0.92	$0.34	$1.68	$0.51

Shares used in computation:
Basic	25,246	24,704	24,967	24,587
Diluted	25,832	24,996	25,550	24,837

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except par data)

	April 2, 2011	October 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$200,117	$245,380
Restricted cash	625	625
Short-term investments	70,506	17,391
Accounts receivable—net of allowances of $1,672 and $1,655, respectively	134,121	110,211
Inventories	139,219	113,858
Prepaid expenses and other assets	54,039	35,002
Deferred tax assets	20,755	20,050
Total current assets	619,382	542,517
Property and equipment, net	98,069	90,339
Goodwill	78,567	70,796
Intangible assets, net	21,820	19,931
Other assets	69,984	79,521
Total assets	$887,822	$803,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$15	$18
Accounts payable	47,119	39,737
Income taxes payable	14,380	4,267
Other current liabilities	110,986	87,898
Total current liabilities	172,500	131,920
Long-term obligations	26	33
Other long-term liabilities	78,564	79,688
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—25,062 shares and 24,554 shares, respectively	250	245
Additional paid-in capital	187,930	186,078
Accumulated other comprehensive income	62,660	62,084
Retained earnings	385,892	343,056
Total stockholders’ equity	636,732	591,463
Total liabilities and stockholders’ equity	$887,822	$803,104

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net income	$42,836	$12,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,717	11,675
Amortization of intangible assets	4,352	3,917
Deferred income taxes	8,179	11,377
Tax benefit from employee stock options	248	—
Loss on disposal of property and equipment	567	333
Stock-based compensation	6,084	3,892
Excess tax benefit from stock-based compensation arrangements	(3,247)	(482)
Non-cash translation adjustment related to Finland dissolution	(6,511)	—
Other non-cash expense	—	1,123
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(20,894)	(9,699)
Inventories	(21,874)	2,321
Prepaid expenses and other assets	(14,515)	(13,294)
Other assets	(3,453)	(176)
Accounts payable	5,072	5,083
Income taxes payable/receivable	6,016	(1,482)
Other current liabilities	20,858	19,853
Other long-term liabilities	2,409	(921)
Net cash provided by operating activities	35,844	46,179

Cash flows from investing activities:
Purchases of property and equipment	(16,242)	(5,708)
Proceeds from dispositions of property and equipment	33	244
Purchases of available-for-sale securities	(101,378)	(82,913)
Proceeds from sales and maturities of available-for-sale securities	48,309	53,286
Acquisition of businesses, net of cash acquired	(14,589)	(15,000)
Net cash used in investing activities	(83,867)	(50,091)

Cash flows from financing activities:
Short-term borrowings	864	—
Repayments of short-term borrowing	(864)	—
Net change in capital lease obligations	(10)	(8)
Issuance of common stock under employee stock option and purchase plans	25,969	13,610
Repurchase of common stock	(27,397)	—
Net settlement of restricted common stock	(3,189)	(1,180)
Excess tax benefits from stock-based compensation arrangements	3,247	482
Net cash provided by (used in) financing activities	(1,380)	12,904
Effect of exchange rate changes on cash and cash equivalents	4,140	(16,776)
Net decrease in cash and cash equivalents	(45,263)	(7,784)
Cash and cash equivalents, beginning of period	245,380	199,950
Cash and cash equivalents, end of period	$200,117	$192,166

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13	$54
Income taxes	$11,431	$5,538
Cash received during the period for:
Income taxes	$5,387	$5,006

Non-cash investing and financing activities:
Unpaid property and equipment	$2,828	$960

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

2.     RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncement and Update to Significant Accounting Policies

In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard for multiple deliverable revenue arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also issued a new accounting standard for certain revenue arrangements that include software elements. This new standard excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. We prospectively adopted both these standards in the first quarter of fiscal 2011. The impact of adopting these standards was not material to net sales or our condensed consolidated financial statements for the three and six months ended April 2, 2011. The new accounting standards for revenue recognition if applied in the same manner to the year ended October 2, 2010 would not have had a material impact on net sales or to our consolidated financial statements for that fiscal year.

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

Recently Issued Accounting Pronouncements

In December 2010, the FASB amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance becomes effective for us in fiscal 2012. The implementation of this authoritative guidance is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

3.     BUSINESS COMBINATIONS

Hypertronics Pte Ltd

On January 5, 2011, we acquired all of the assets and certain liabilities of Hypertronics Pte Ltd for approximately $15.0 million in cash. Hypertronics designs and manufactures laser-and vision-based tools for flat panel, storage, semiconductor and biomedical applications at facilities in Singapore and Malaysia. Hypertronics has been included in our Specialty Lasers and Systems segment.

Our preliminary allocation of the purchase price is as follows (in thousands):

Tangible assets	$4,617
Goodwill	6,288
Intangible assets:
Existing technology	3,120
In-process R&D	570
Customer lists	1,880
Trade name	410
Non-compete agreements	60
Liabilities assumed	(1,965)
Total	$14,980

The goodwill recognized from this acquisition resulted primarily from anticipated revenue growth and synergies of integrating Hypertronics scan vision technology and system capabilities with our laser technology and global sales, marketing, distribution and service network.  The goodwill was included in our Specialty Lasers and Systems segment.

None of the goodwill from this purchase is deductible for tax purposes.

The identifiable intangible assets are being amortized over their respective useful lives of two to six years.

In-process research and development (“IPR&D”) consists of seven interrelated projects that will be incorporated into one product and have not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. None of the projects had been completed as of April 2, 2011.

We expensed $0.6 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in the six months ended April 2, 2011.

Results of operations for the business have been included in our consolidated financial statements subsequent to the date of acquisition and pro forma results of operations in accordance with authoritative guidance for prior periods have not been presented because the effect of the acquisition was not material to our prior period consolidated financial results.

Beam Dynamics, Inc.

On April 29, 2010, we acquired Beam Dynamics, Inc. for $5.9 million in cash as allocated below and $0.3 million in deferred compensation related to an employment contract, which is being recognized in expense as earned. Beam Dynamics manufactures flexible laser cutting tools for the materials processing market. Beam Dynamics has been included in our Commercial Lasers and Components segment.

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

In-process research and development (“IPR&D”) consists of three development projects that have not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for all of the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. None of the projects had been completed as of April 2, 2011.

We expensed $0.2 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in fiscal 2010.

Results of operations for the business have been included in our consolidated financial statements subsequent to the date of acquisition.

As of April 2, 2011, we had $0.6 million remaining in an escrow account that will be applied towards remaining closing costs for the acquisition and payments to the shareholders. The amount is included in current restricted cash on our consolidated balance sheet.

StockerYale, Inc.

On October 13, 2009, we acquired all the assets and certain liabilities of the StockerYale, Inc. (“StockerYale”) laser module product line in Montreal, Canada and its specialty fiber product line in Salem, New Hampshire for $15.0 million in cash. StockerYale designs, develops and manufactures low power laser modules, light emitting diode (LED) systems and specialty optical fiber products.  These assets and liabilities have been included in our Commercial Lasers and Components segment.

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

Results of operations for the acquired product lines have been included in our consolidated financial statements subsequent to the date of acquisition.

4.     FAIR VALUES

Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. As of April 2, 2011 and October 2, 2010, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of April 2, 2011 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)

Money market fund deposits (1)	$32,000	$—	$32,000
Certificates of deposit (2)	—	84,137	84,137
U.S. and international government obligations (3)	—	61,465	61,465
State and municipal obligations (4)	—	12,001	12,001
Corporate notes and obligations (5)	—	46,752	46,752
Foreign currency contracts (6)	—	367	367
Mutual funds — Deferred comp and supplemental plan (7)	5,740	—	5,740

(1)   Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)   Includes $82,836 recorded in cash and cash equivalents and $1,301 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(3)   Includes $49,472 recorded in cash and cash equivalents and $11,993 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(4)   Included in short-term investments on the Condensed Consolidated Balance Sheet.

(5)   Includes $1,541 recorded in cash and cash equivalents and $45,211 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(6)   Includes $545 recorded in prepaid expenses and other assets and $178 recorded in other current liabilities on the Condensed Consolidated Balance Sheet

(7)   Includes $2,713 recorded in prepaid expenses and other assets and $3,027 recorded in other assets on the Condensed Consolidated Balance Sheet.

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

For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).

The outstanding notional contract and fair value amounts of hedge contracts, with maximum maturity of 2 months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Notional Fair Value
	April 2, 2011	October 2, 2010	April 2, 2011	October 2, 2010
Euro currency hedge contracts
Purchase	$27,946	$25,686	$28,336	$27,320
Sell	—	—	—	—
Net	$27,946	$25,686	$28,336	$27,320
Other foreign currency hedge contracts
Purchase	$6,537	$4,843	$6,393	$4,845
Sell	(8,037)	(9,444)	(7,915)	(9,679)
Net	$(1,500)	$(4,601)	$(1,522)	$(4,834)

The fair value of our derivative instruments are included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets; such amounts were not material as of April 2, 2011 and October 2, 2010.

The location and amount of non-designated derivative instruments’ gain (loss) in the Condensed Consolidated Statements of Operations for the three and six months ended April 2, 2011 and April 3, 2010 is as follows (in thousands):

	Amount of Gain or (Loss) Recognized in
	Income on Derivatives
	Three Months Ended	Six Months Ended
	April 2, 2011	April 2, 2011
Derivatives not designated as hedging instruments
Foreign exchange contracts	$2,188	$1,084

	Amount of Gain or (Loss) Recognized in
	Income on Derivatives
	Three Months Ended	Six Months Ended
	April 3, 2010	April 3, 2010
Derivatives not designated as hedging instruments
Foreign exchange contracts	$(980)	$(1,011)

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	April 2, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$200,705	$38	$(1)	$200,742
Less: restricted cash	(625)			(625)
	$200,080			$200,117
Short-term investments:
Available-for-sale securities:
Certificates of deposit	$1,300	$1	$—	$1,301
State and municipal obligations	12,000	1	—	12,001
U.S. Treasury and agency obligations	11,989	4	—	11,993
Corporate notes and obligations	45,111	100	—	45,211
Total short-term investments	$70,400	$106	$—	$70,506

	October 2, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$246,004	$1	$—	$246,005
Less: restricted cash	(625)			(625)
	$245,379			$245,380
Short-term investments:
Available-for-sale securities:
Commercial paper	$1,250	$—	$—	$1,250
U.S. Treasury and agency obligations	1,999	—	—	1,999
Corporate notes and obligations	14,062	82	(2)	14,142
Total short-term investments	$17,311	$82	$(2)	$17,391

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of April 2, 2011 and October 2, 2010 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	April 2, 2011		October 2, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$57,100	$57,204	$17,307	$17,387
Due in 1 to 5 years	1,000	1,000	—	—
Due in 5 to 10 years	1,000	1,000	—	—
Due beyond 10 years	10,000	10,001	4	4
Total investments in available-for-sale debt securities	$69,100	$69,205	$17,311	$17,391

During the three and six months ended April 2, 2011, we received proceeds totaling $19.1 million and $37.5 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively. During the three and six months ended April 3, 2010, we received proceeds totaling $12.6 million and $21.3 million, respectively,  from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively.

At April 2, 2011, $0.6 million of cash was restricted for remaining closing costs for the Beam Dynamics acquisition and payments to former shareholders.

At April 2, 2011, gross unrealized losses on our investments with unrealized losses that are not deemed to be other-than-temporarily impaired were $1,000 on corporate notes and obligations of $1.5 million.

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

During the six months ended April 2, 2011, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from October 2, 2010 to April 2, 2011 are as follows (in thousands):

	Commercial Lasers and Components	Specialty Lasers and Systems	Total
Balance as of October 2, 2010	$6,364	$64,432	$70,796
Additions	—	6,288	6,288
Translation adjustments and other	(1)	1,484	1,483
Balance as of April 2, 2011	$6,363	$72,204	$78,567

Components of our amortizable intangible assets are as follows (in thousands):

	April 2, 2011			October 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$59,915	$(46,962)	$12,953	$56,194	$(43,666)	$12,528
Patents	9,040	(8,939)	101	9,852	(9,326)	526
Order backlog	5,505	(5,345)	160	5,361	(5,054)	307
Customer lists	10,813	(5,338)	5,475	8,808	(4,635)	4,173
Trade name	4,292	(2,934)	1,358	3,766	(2,666)	1,100
Non-compete agreement	1,699	(1,621)	78	1,616	(1,583)	33
Production know-how	910	(451)	459	910	(296)	614
In-process research & development	1,236	—	1,236	650	—	650
Total	$93,410	$(71,590)	$21,820	$87,157	$(67,226)	$19,931

Amortization expense for intangible assets for the six months ended April 2, 2011 and April 3, 2010 was $4.4 million and $3.9 million, respectively. At April 2, 2011, estimated amortization expense for the remainder of fiscal 2011, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2011 (remainder)	$3,895
2012	6,697
2013	4,502
2014	3,426
2015	1,955
2016	1,252
Thereafter	93
Total	$21,820

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	April 2, 2011	October 2, 2010
Purchased parts and assemblies	$46,406	$38,449
Work-in-process	49,263	40,010
Finished goods	43,550	35,399
Total inventories	$139,219	$113,858

Prepaid expenses and other assets consist of the following (in thousands):

	April 2, 2011	October 2, 2010
Prepaid and refundable income taxes	$12,103	$8,407
Prepaid expenses and other	41,936	26,595
Total prepaid expenses and other assets	$54,039	$35,002

Other assets consist of the following (in thousands):

	April 2, 2011	October 2, 2010
Assets related to deferred compensation arrangements	$23,754	$21,418
Deferred tax assets	40,586	53,219
Other assets	5,644	4,884
Total other assets	$69,984	$79,521

Other current liabilities consist of the following (in thousands):

	April 2, 2011	October 2, 2010
Accrued payroll and benefits	$38,576	$35,716
Deferred income	15,168	13,471
Reserve for warranty	15,335	13,499
Accrued expenses and other	13,651	9,947
Other taxes payable	21,450	10,095
Accrued restructuring charges	2,063	2,232
Customer deposits	4,743	2,938
Total other current liabilities	$110,986	$87,898

During the second quarter of fiscal 2009, we announced our plans to close our facilities in Tampere, Finland and St. Louis, Missouri. The closure of our St. Louis site was completed in the fourth quarter of fiscal 2009.  The closure of our Finland site was scheduled for completion by the end of fiscal 2010, but we decided to delay the closure due to increased demand for products manufactured in Finland. In the second quarter of fiscal 2011, we ceased manufacturing operations in our Finland facility and recognized a $6.1 million gain, primarily in other income (expense), due to a non-recurring translation adjustment related to the dissolution of our Finland operations. We exited the facility in the third quarter of fiscal 2011. These closure plans have resulted in charges primarily for employee termination and other exit related costs associated with a plan approved by management.

Restructuring charges for the first six months of fiscal 2011 and 2010 are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents our current liability as accrued on our balance sheet for restructuring charges.  The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the first six months of fiscal 2011 and 2010 (in thousands):

	Severance Related	Facilities- related Charges	Other Restructuring Costs	Total
Balance at October 3, 2009	$488	$357	$807	$1,652
Provisions	964	17	1,492	2,473
Payments and other	(191)	(268)	(980)	(1,439)
Balance at April 3, 2010	$1,261	$106	$1,319	$2,686

Balance at October 2, 2010	$912	$17	$1,303	$2,232
Provisions	218	—	680	898
Payments and other	(562)	(17)	(488)	(1,067)
Balance at April 2, 2011	$568	$—	$1,495	$2,063

The current year severance related costs are primarily comprised of severance pay, outplacement services, medical and other related benefits for employees being terminated due to the transition of activities out of Tampere, Finland. The remaining severance related restructuring accrual balance of approximately $0.6 million at April 2, 2011 is expected to result in cash expenditures through the third quarter of fiscal 2011.

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

Components of the reserve for warranty costs during the first six months of fiscal 2011 and 2010 were as follows (in thousands):

	Six Months Ended
	April 2, 2011	April 3, 2010
Beginning balance	$13,499	$10,211
Additions related to current period sales	12,742	6,765
Warranty costs incurred in the current period	(10,825)	(6,547)
Accruals resulting from acquisition	178	160
Adjustments to accruals related to prior period sales	(259)	(273)
Ending balance	$15,335	$10,316

Other long-term liabilities consist of the following (in thousands):

	April 2, 2011	October 2, 2010
Long-term taxes payable	$42,500	$42,902
Deferred compensation	23,229	21,927
Deferred tax liabilities	3,416	6,231
Deferred income	2,403	1,786
Asset retirement obligations liability	1,501	1,409
Other long-term liabilities	5,515	5,433
Total other long-term liabilities	$78,564	$79,688

9.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $16.2 million of foreign lines of credit as of April 2, 2011.  At April 2, 2011, we had used $2.7 million of these available foreign lines of credit. These credit facilities were used in Europe during the second fiscal quarter of 2011 as guarantees.  In addition, our domestic line of credit consists of a $40.0 million unsecured revolving credit account with Union Bank of California. The agreement will expire on March 31, 2012 and is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance.  No amounts have been drawn upon our domestic line of credit as of April 2, 2011.

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of our stock options granted to employees for the three and six months ended April 3, 2010 and shares purchased under the Employee Stock Purchase Plan (“ESPP”) for three and six months ended April 2, 2011 and April 3, 2010, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Option Plans (1)				Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Expected life in years	—	5.8	—	4.6	0.5	0.5	0.5	0.5
Expected volatility	—	33.0%	—	33.0%	30.2%	29.9%	30.4%	35.9%
Risk-free interest rate	—%	3.0%	—%	2.0%	0.2%	0.2%	0.2%	0.2%
Expected dividends	—	—	—	—	—	—	—	—
Weighted average fair value per share	$—	$11.80	$—	$8.25	$10.06	$5.88	$9.92	$5.91

(1)    There were no options granted during the three and six months ended April 2, 2011.

During the first quarter of fiscal 2011, we granted market-based performance restricted stock units to officers and certain employees.  There were two grants of market-based performance restricted stock units during the second quarter of fiscal 2011. The performance stock unit agreements provide for the award of performance stock units with each unit representing the right to receive one share of Coherent, Inc. common stock to be issued after the applicable award period. The final number of units awarded for this grant will be determined as of vesting dates in November 2011, November 2012 and November 2013, based upon our total shareholder return over the performance period compared to the Russell 2000 Index and could range from a minimum of no units to a maximum of twice the initial award. The weighted average fair value for these performance units was $49.37 and was determined using a Monte Carlo simulation model incorporating the following weighted average assumptions:

Risk-free interest rate	0.65%
Volatility	38.8%

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the Condensed Consolidated Statements of Operations for the three and six months ended April 2, 2011 and April 3, 2010 (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Cost of sales	$344	$256	$588	$475
Research and development	363	280	700	553
Selling, general and administrative	2,454	1,514	4,796	3,184
Income tax benefit	(849)	(177)	(1,524)	(820)
	$2,312	$1,873	$4,560	$3,392

During the three and six months ended April 2, 2011, $0.4 million and $0.7 million was capitalized into inventory for all stock plans, $0.3 million and $0.6 million was amortized to cost of sales and $0.4 million remained in inventory at April 2, 2011. During the three and six months ended April 3, 2010, $0.2 million and $0.4 million was capitalized into inventory for all stock plans, $0.3 million and $0.5 million was amortized to cost of sales and $0.3 million remained in inventory at April 3, 2010.  Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At April 2, 2011, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock plans but not yet recognized was approximately $17.4 million, net of estimated forfeitures of $1.5 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.

At April 2, 2011, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.1 million, which will be recognized over the offering period.

The cash flows resulting from excess tax benefits (tax benefits related to the excess of tax deduction resulting from an employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the first six months of fiscal 2011 and fiscal 2010, we recorded $3.2 million and $0.5 million, respectively, of excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Plans (in thousands, except per share amounts and weighted average remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at October 2, 2010	1,893	$28.96
Granted	—	—
Exercised	(782)	30.28
Forfeitures	(3)	25.33
Expirations	(1)	35.03
Outstanding at April 2, 2011	1,107	$28.04	4.3	$32,678
Vested and expected to vest at April 2, 2011	1,098	$28.05	4.3	$32,396
Exercisable at April 2, 2011	651	$30.00	3.6	$17,955

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock at the end of the reporting period.  There were approximately 1.1 million outstanding options that were in-the-money as of April 2, 2011.  The aggregate intrinsic value of options exercised under the Company’s stock plans for the three and six months ended April 2, 2011 were $6.8 million and $13.4 million respectively, determined as of the date of option exercise. The aggregate intrinsic value of options exercised under the Company’s stock plans for the three and six months ended April 3, 2010 were $2.0 million and $2.1 million respectively, determined as of the date of option exercise.

The following table summarizes the activity of our time based and market- performance based restricted stock units for the first six months of fiscal 2011 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested stock at October 2, 2010	481	$26.22
Granted	286	46.97
Vested	(178)	26.03
Forfeited	(76)	28.91
Nonvested stock at April 2, 2011	513	$37.46

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

12.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010

Net income	$23,723	$8,480	$42,836	$12,659

Other comprehensive income (loss):
Translation adjustment (see Note 14)	11,986	(17,058)	560	(20,283)
Net gain on derivative instruments, net of taxes	—	3	—	4
Changes in unrealized gains on available-for-sale securities, net of taxes	17	(15)	16	(7)
Other comprehensive income (loss), net of tax	12,003	(17,070)	576	(20,286)
Comprehensive income (loss)	$35,726	$(8,590)	$43,412	$(7,627)

The following summarizes activity in accumulated other comprehensive loss related to derivatives, net of income taxes, held by us (in thousands):

Balance, October 3, 2009	$(85)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	5
Balance, April 3, 2010	$(80)

There was no activity or balance in accumulated other comprehensive loss related to derivatives, net of income taxes in the first six months of fiscal 2011.

Accumulated other comprehensive income (net of tax) at April 2, 2011 is comprised of accumulated translation adjustments of $62.6 million. Accumulated other comprehensive income (net of tax) at October 2, 2010 is comprised of accumulated translation adjustments of $62.1 million.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Weighted average shares outstanding —basic (1)	25,246	24,704	24,967	24,587
Dilutive effect of employee stock awards	586	292	583	250
Weighted average shares outstanding—diluted	25,832	24,996	25,550	24,837

Net income	$23,723	$8,480	$42,836	$12,659

Net income per basic share	$0.94	$0.34	$1.72	$0.51
Net income per diluted share	$0.92	$0.34	$1.68	$0.51

(1)    Net of restricted stock

A total of 832 and 74,775 potentially dilutive securities have been excluded from the dilutive share calculation for the three and six months ended April 2, 2011, respectively, as their effect was anti-dilutive. A total of 1,796,257 and 1,751,554 potentially dilutive securities have been excluded from the dilutive share calculation for the three and six months ended April 3, 2010, respectively, as their effect was anti-dilutive.

14.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Interest and dividend income	$161	$1,290	$344	$1,438
Interest expense	(17)	(23)	(32)	(70)
Foreign exchange gain (loss)	(451)	81	(445)	(276)
Gain on deferred compensation investments, net	3,117	97	4,670	1,160
Translation adjustment related to dissolution of Finland	6,511	—	6,511	—
Other—net	4	47	31	32
Other income (expense), net	$9,325	$1,492	$11,079	$2,284

The gain on deferred compensation investments, net for the three and six months ended April 2, 2011 included the death benefits from one of the insurance policies, net of its previously recorded cash surrender value, of approximately $1.5 million.

By the end of the three month period ended April 2, 2011, the Company had substantially completed the liquidation of its Finland operations and recognized in other income the accumulated translation gains for this subsidiary previously recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets.

15.  STOCK REPURCHASES

On January 26, 2011, we announced that the Board of Directors had authorized the repurchase of up to $75.0 million of our common stock.  The timing and size of any purchases will be subject to market conditions. The program is authorized for 12 months from the date of authorization.

On February 10, 2011, we announced that the Company would repurchase up to 1,271,100 shares of our common stock through a modified “Dutch Auction” tender offer, following the completion or termination of the tender offer, terminating no later than March 11, 2011. On March 14, 2011, we completed our tender offer, repurchased and retired 454,682 shares of outstanding common stock at a price of $59.00 per share for a total of $27.4 million including expenses. Such repurchases were accounted for as a reduction in additional paid in capital.

16.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our estimated effective tax rates for the three and six months ended April 2, 2011 were 33.4% and 32.1%, respectively.  Our effective tax rates for the three and six months ended April 2, 2011 were both lower than the statutory rate of 35% primarily due to the benefit of currency translation adjustments related to closure of Coherent Finland’s operations, the benefit of foreign tax credits, the benefit of federal research and development tax credits, including additional credits reinstated from fiscal 2010 resulting from the enactment of the “Tax Relief, Unemployment Insurance Reauthorization and Jobs Creation Act of 2010,” the benefits from life insurance proceeds and the unrealized gain on life insurance policy investments related to our deferred compensation plans and the benefit from income subject to foreign tax rates that are lower than U.S. tax rates. These amounts are partially offset by a valuation allowance against certain foreign deferred tax assets, limitations on the utilization of certain foreign losses, deemed dividend inclusions under the Subpart F tax rules, state income taxes and limitations on the deductibility of compensation under IRC Section 162(m).

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

As of April 2, 2011, the total amount of gross unrecognized tax benefits was $50.2 million of which $29.3 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefits were classified as other long-term liabilities in the condensed consolidated balance sheets.

Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of April 2, 2011, the total amount of gross interest and penalties accrued was $7.4 million, which is classified as other long-term liabilities in the condensed consolidated balance sheets.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 1999 are closed. The IRS has audited the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We received a notice of proposed adjustment (“NOPA”) from the IRS in October 2008 to decrease the amount of research and development credits generated in years 2000 and 2001. We have signed a Closing Agreement with the IRS which allows additional research and development credits for the years 2000 and 2001, respectively.  This agreement must be approved by the Joint Committee on Taxation.  We believe that we have provided adequate tax reserves for any adjustments to these research and development credits and we do not anticipate any material impacts to our consolidated financial statements.  The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns. In our major state jurisdiction and our major foreign jurisdiction, the years subsequent to 2000 and 2004, respectively, remain open and could be subject to examination by the taxing authorities.

Management believes that it has adequately provided for any adjustments that may result from tax examinations. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving research and development credits, transfer pricing and various other matters. The Company estimates that the unrecognized tax benefits at April 2, 2011 could be reduced by approximately $8.0 million to $13.0 million in the next 12 months.

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

Deferred Income Taxes

As of April 2, 2011, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $64.2 million, which consists of tax credit carryovers, accruals and reserves, competent authority offset to transfer pricing tax reserves, employee stock-based compensation expenses, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $8.2 million as of April 2, 2011.  This amount includes an increase in the valuation allowance of approximately $1.5 million for the three and six months periods then ended as a result of changes in the expected realization of these assets for one of our foreign subsidiaries. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

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

The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net sales:
Commercial Lasers and Components	$72,236	$51,514	$133,594	$88,595
Specialty Laser Systems	128,644	97,618	250,397	183,327
Corporate and other	—	25	—	50
Total net sales	$200,880	$149,157	$383,991	$271,972

Income (loss) from operations:
Commercial Lasers and Components	$8,993	$2,161	$17,318	$(3,299)
Specialty Laser Systems	29,397	18,881	58,258	36,667
Corporate and other	(12,103)	(8,037)	(23,598)	(14,681)
Total income (loss) from operations	$26,287	$13,005	$51,978	$18,687

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

We are organized into two operating segments: Commercial Lasers and Components (“CLC”) and Specialty Lasers and Systems (“SLS”). This segmentation reflects the go-to-market strategies for various products and markets. While both segments deliver cost-effective photonics solutions, CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use, such that substantially all product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC’s primary markets include materials processing and original equipment manufacturer (“OEM”) components and instrumentation. SLS develops and manufactures configurable, advanced performance products largely serving the microelectronics, OEM components and instrumentation and scientific research and government programs markets. The size and complexity of many of the SLS products require service to be performed at the customer site by factory trained field service engineers.

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

During the six months ended April 2, 2011, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.

At April 2, 2011, we had $78.6 million of goodwill, $21.8 million of purchased intangible assets and $98.1 million of property and equipment on our condensed consolidated balance sheet.

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

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Three Months Ended
	April 2, 2011	April 3, 2010	Change	% Change
	(Dollars in thousands)

Bookings	$236,706	$164,512	$72,194	43.9%
Book-to-bill ratio	1.18	1.10	0.08	7.3%
Net sales—Commercial Lasers and Components	$72,236	$51,514	$20,722	40.2%
Net sales—Specialty Lasers and Systems	$128,644	$97,618	$31,026	31.8%
Gross profit as a percentage of net sales—Commercial Lasers and Components	40.1%	40.0%	0.1%	0.3%
Gross profit as a percentage of net sales—Specialty Lasers and Systems	46.8%	46.3%	0.5%	1.1%
Research and development as a percentage of net sales	10.6%	13.1%	(2.5)%	(19.1)%
Income before income taxes	$35,612	$14,497	$21,115	145.7%
Net cash provided by operating activities	$5,875	$28,579	$(22,704)	(79.4)%
Days sales outstanding in receivables	60.1	51.0	9.1	17.8%
Second quarter inventory turns	3.2	3.4	(0.2)	(5.9)%
Capital spending as a percentage of net sales	5.5%	1.6%	3.9%	243.8%

	Six Months Ended
	April 2, 2011	April 3, 2010	Change	% Change
	(Dollars in thousands)

Bookings	$471,130	$322,906	$148,224	45.9%
Book-to-bill ratio	1.23	1.19	0.04	3.4%
Net sales—Commercial Lasers and Components	$133,594	$88,595	$44,999	50.8%
Net sales—Specialty Lasers and Systems	$250,397	$183,327	$67,070	36.6%
Gross profit as a percentage of net sales—Commercial Lasers and Components	41.8%	35.2%	6.6%	18.8%
Gross profit as a percentage of net sales—Specialty Lasers and Systems	46.4%	46.8%	(0.4)%	(0.9)%
Research and development as a percentage of net sales	10.4%	12.8%	(2.4)%	(18.8)%
Income before income taxes	$63,057	$20,971	$42,086	200.7%
Net cash provided by operating activities	$35,844	$46,179	$(10,335)	(22.4)%
Capital spending as a percentage of net sales	4.2%	2.1%	2.1%	100.0%

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

The book-to-bill ratio is calculated as quarterly bookings divided by quarterly net sales.  This is an indication of the strength of our business but can sometimes be impacted by a single large order. A ratio of greater than 1.0 indicates that demand for our products is greater than what we supply in the quarter.

Bookings reached a new record in the second quarter of fiscal 2011, increasing 43.9% from the same quarter one year ago, led by a significant increase in the microelectronics market. Bookings for the six months ended April 2, 2011 increased 45.9% from the same period a year ago, led by a significant increase in the microelectronics market.

Microelectronics

Microelectronics bookings increased 101% compared to the same quarter one year ago and increased 12% from our previous record bookings in the first quarter of fiscal 2011. The book-to-bill for the second quarter of fiscal 2011 was 1.62.

According to various third party market tracking reports, the trend for the semiconductor capital equipment market is anticipated to be 15-17% growth in calendar year 2011.  While we see evidence to support these projections, we are cautious about the longer-term supply chain impact from the devastating events in Japan.  Silicon supplies and fab operations have been affected either by quake-related damage and/or rolling blackouts.  These issues aside, customer engagement is high, especially for advanced nodes.

The advanced packaging market remains strong due to demand for smartphones and tablets.  The compact designs are putting greater demands on packaging technologies.  In addition, emerging capabilities in 3D chip packaging create a roadmap that extends several years into the future.  The light emitting diode (“LED”) equipment market appears to be exiting the absorption phase and increasing again, creating demand for our products.

We set another record for flat panel display orders in the second quarter of fiscal 2011.  We had previously announced a $32 million order for low temperature polycrystalline silicon (“LTPS”) display manufacturing and we received additional orders for $20 million of organic light-emitting diode (“OLED”) manufacturing.  All orders were for Vyper™ excimer lasers and we are scheduling shipments into fiscal 2012. Other steps in the flat panel display (“FPD”) manufacturing process contributed to the bookings record, including lasers for light guide panel production and frit welding.

Materials Processing

Materials processing orders increased 14% compared to the same quarter one year ago and increased 7% from the first quarter of fiscal 2011. The book-to-bill for the second quarter of fiscal 2011 was 1.05.

We believe that all submarkets within materials processing are showing signs of continued growth.  Laser marking, currently our largest opportunity, is growing at greater than 10%.  While laser marking covers a broad array of products, there are two standouts.  First, textile processing, which benefits from the expiration of a European tax on Chinese leather imports, and second, packaging of consumer electronics.  The sub-kiloWatt laser cutting market is also forecasted to grow at greater than 10%, an important trend given the application alignment with our CO2, semiconductors and solid-state lasers.

Our laser manufacturing tools remain on plan.  We will be introducing augmented versions of the MetaBeam™ tool that will provide greater throughput at Lasers Munich in May 2011.

OEM Components and Instrumentation

OEM Components and Instrumentation orders decreased 8% compared to the same quarter one year ago and decreased 10% from the first quarter of fiscal 2011. The book-to-bill for the second quarter of fiscal 2011 was 0.77.

The decline in bookings from the first quarter of fiscal 2011 reflected the timing of annual orders, seasonal effects and a decrease in American Recovery and Reinvestment Act of 2009 (ARRA) related spending by end users. Within the submarkets, demand for instrumentation lasers remains strong, due in part to continued investment in life sciences in Asia.  This will be an important trend for the remainder of fiscal 2011 and into fiscal 2012.  Bookings for the machine vision business are increasing steadily following the integration and fortification of the product line acquired from StockerYale. The medical OEM market continues to benefit from improved discretionary spending, but also exhibits the greatest inconsistency in orders.  Defense applications are under pressure from spending cuts, although countermeasures and non-lethal weapons are still supported.

Scientific and Government Programs

Scientific and government programs orders decreased 3% compared to the same quarter one year ago, and decreased 25% from the first quarter of fiscal 2011. The book-to-bill for the second quarter of fiscal 2011 was 0.75.

Orders in the second quarter decreased from unseasonably strong orders in the first quarter of fiscal 2011, with continued market share gains in Europe and Asia being offset by funding shifts in the U.S. Bookings from Japan and China remained robust as investment in life science research resulted in solid demand.  The U.S. research market slowed, which we attribute to the ARRA funds being nearly exhausted and timing delays in certain orders.  In the longer term, the U.S. market will also be pressured by research spending cuts included in the new federal budget. The combined effect results in projected growth rates for our scientific business reverting to historical levels of 0-5% per annum.

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service contracts. Net sales for the second fiscal quarter increased 40.2% in our CLC segment and increased 31.8% in our SLS segment from the same quarter one year ago. Net sales for the first six months of fiscal 2011 increased 50.8% in our CLC segment and increased 36.6% in our SLS segment from the same period one year ago. For a more complete description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the second quarter increased from 40.0% to 40.1% in our CLC segment and increased from 46.3% to 46.8% in our SLS segment from the same quarter one year ago. Gross profit percentage for the first six months of fiscal 2011 increased from 35.2% to 41.8% in our CLC segment and decreased from 46.8% to 46.4% in our SLS segment from the same period one year ago. For a more complete description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased to 10.6% from 13.1% in our second fiscal quarter and to 10.4% from 12.8% for the first six months of fiscal 2011compared to the same periods one year ago.  For a more complete description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in working capital availability.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the second quarter of fiscal 2011 increased 9.1 days from the same quarter one year ago primarily due to increased longer term receivables, particularly in Japan and Asia.

Annualized Inventory Turns

We calculate annualized inventory turns as the cost of sales during the quarter annualized and divided by net inventories at the end of the period. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the second quarter of fiscal 2011 decreased by 0.2 days from the same quarter one year ago primarily due to increased inventory levels to support increased volumes and the impact of foreign exchange rates.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in information technology.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 5.5% from 1.6% for the second quarter and to 4.2% from 2.1% for the first six months of fiscal 2011 compared to the same periods one year ago primarily due to building improvements and purchases of production-related assets to support higher sales volumes.

Japan

In March 2011, Japan experienced a significant earthquake, triggering a tsunami that resulted in widespread damage and business interruption. While we have not identified any material impact on our business and operations at this time and believe we have taken actions necessary to ensure our ability to deliver products to meet our customers’ demands, we cannot predict what impact, if any, the current interruptions in Japan may have on our business and operations in the future.

SIGNIFICANT EVENTS

In fiscal 2009, we initiated the planning phase of a multiyear project, with a targeted completion date of September 2010, to exit our epitaxial growth facility in Tampere, Finland and establish enhanced capabilities in Sunnyvale, California. We decided to delay the closure due to increased demand for our products manufactured in Finland and we exited the facility in the third quarter of fiscal 2011. In the second quarter of fiscal 2011, we ceased manufacturing operations in our Finland facility and recognized a $6.1 million gain, primarily in other income (expense), due to a non-recurring translation adjustment related to the dissolution of our Finland operations.

On January 26, 2011, the Board of Directors authorized the repurchase of up to $75.0 million of our common stock over the next twelve months.  On February 10, 2011, we announced that the Board had authorized the Company to repurchase up to 1,271,100 shares of its common stock through a modified “Dutch Auction” tender offer under this stock repurchase program, terminating no later than March 11, 2011. On March 14, 2011, we completed our tender offer, repurchased and retired 454,682 shares of outstanding common stock at a price of $59.00 per share for a total of $27.4 million, including expenses.

On January 5, 2011, we acquired all the assets and assumed certain liabilities of Hypertronics Pte Ltd for $15.0 million, excluding transaction fees.  Hypertronics designs and manufactures laser- and vision-based tools for flat panel, storage, semiconductor and biomedical applications at facilities in Singapore and Malaysia. We plan for these facilities to handle repair and or production responsibility for several products by the end of fiscal 2012. We also plan to complete the transfers of at least four key products to these locations by the end of fiscal 2012. We also expect to enhance Hypertronics’ core revenue by integrating Hypertronics scan vision technology and system capabilities with our laser technology and global sales, marketing, distribution and service network. These assets and liabilities have been included in our Specialty Lasers and Systems segment.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.8%	56.0%	55.4%	57.1%
Gross profit	44.2%	44.0%	44.6%	42.9%
Operating expenses:
Research and development	10.6%	13.1%	10.4%	12.8%
Selling, general and administrative	19.4%	20.9%	19.5%	21.7%
Amortization of intangible assets	1.1%	1.3%	1.1%	1.4%
Total operating expenses	31.1%	35.3%	31.0%	35.9%
Income from operations	13.1%	8.7%	13.6%	7.0%
Other income (net)	4.6%	1.0%	2.9%	0.8%
Income before income taxes	17.7%	9.7%	16.5%	7.8%
Provision for income taxes	5.9%	4.0%	5.3%	3.1%
Net income	11.8%	5.7%	11.2%	4.7%

Net income for the second quarter of fiscal 2011 was $23.7 million ($0.92 per diluted share) including a $6.1 million gain primarily due to a non-recurring translation adjustment related to the dissolution of our Finland operations, $2.3 million of after-tax stock-related compensation expense and increased valuation allowances against deferred tax assets of $1.5 million. Net income for the second quarter of fiscal 2010 was $8.5 million ($0.34 per diluted share) including $1.0 million of after-tax restructuring costs and $1.9 million of after-tax stock-related compensation expense.  Net income for the first six months of fiscal 2011 was $42.8 million ($1.68 per diluted share) including a $6.1 million gain primarily due to a non-recurring translation adjustment related to the dissolution of our Finland operations, $4.6 million of after-tax stock-related compensation expense and increased valuation allowances against deferred tax assets of $1.5 million. Net income for the first six months of fiscal 2010 was $12.7 million ($0.51 per diluted share) including $1.8 million of after-tax restructuring costs, $3.4 million of after-tax stock-related compensation expense and $1.4 million net after-tax benefit related to a receipt from the settlement of litigation resulting from our internal stock option investigation.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	April 2, 2011		April 3, 2010
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$89,314	44.5%	$52,653	35.3%
OEM components and instrumentation	42,281	21.0%	38,871	26.1%
Materials processing	25,834	12.9%	19,819	13.3%
Scientific and government programs	43,451	21.6%	37,814	25.3%
Total	$200,880	100.0%	$149,157	100.0%

	Six Months Ended
	April 2, 2011		April 3, 2010
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$173,745	45.3%	$91,741	33.7%
OEM components and instrumentation	80,631	21.0%	71,307	26.2%
Materials processing	48,109	12.5%	35,055	12.9%
Scientific and government programs	81,506	21.2%	73,869	27.2%
Total	$383,991	100.0%	$271,972	100.0%

Quarterly

Net sales for the second quarter of fiscal 2011 increased by $51.7 million, or 35%, including an increase of $2.3 million due to the impact of foreign currency exchange rates, compared to the second quarter of fiscal 2010.  Sales increased in all four markets, with the largest increase in the microelectronics market.

The increase in the microelectronics market of $36.7 million, or 70%, was due to higher sales in advanced packaging, flat panel display and semiconductor applications. The increase in the OEM components and instrumentation market of $3.4 million, or 9%, was due primarily to higher shipments for bio-instrumentation and flow cytometry applications as well as higher shipments for medical applications.  Sales in the materials processing market increased $6.0 million, or 30%, primarily due to higher shipments for marking, cutting and drilling applications. Sales in the scientific and government programs market increased $5.6 million, or 15%, primarily due to higher demand for advanced research applications used by university and government research groups in part due to last year’s ARRA funding in the U.S.

Year-to-date

Net sales for the first six months of fiscal 2011 increased by $112.0 million, or 41%, including an increase of $1.3 million due to the impact of foreign currency exchange rates, compared to the first six months of fiscal 2010.  Sales increased in all four markets, with the largest increase in the microelectronics market.

The increase in the microelectronics market of $82.0 million, or 89%, was primarily due to higher sales in flat panel display, advanced packaging and semiconductor applications.  The increase in the OEM components and instrumentation market of $9.3 million, or 13%, was due primarily to higher shipments for bio-instrumentation, flow cytometry, medical, military and machine vision applications.  Sales in the material processing market increased $13.1 million, or 37%, primarily due to higher shipments for marking, cutting and drilling applications. Sales in the scientific and government programs market increased $7.6 million, or 10%, primarily due to higher demand for advanced research applications used by university and government research groups.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	April 2, 2011		April 3, 2010
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Commercial Lasers and Components (CLC)	$72,236	36.0%	$51,514	34.5%
Specialty Lasers and Systems (SLS)	128,644	64.0%	97,618	65.5%
Corporate and other	—	—%	25	—%
Total	$200,880	100.0%	$149,157	100.0%

	Six Months Ended
	April 2, 2011		April 3, 2010
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Commercial Lasers and Components (CLC)	$133,594	34.8%	$88,595	32.6%
Specialty Lasers and Systems (SLS)	250,397	65.2%	183,327	67.4%
Corporate and other	—	—	50	—%
Total	$383,991	100.0%	$271,972	100.0%

Quarterly

Net sales for the second quarter of fiscal 2011 increased by $51.7 million, or 35%, compared to the second quarter of fiscal 2010, with increases of $20.7 million, or 40%, in our CLC segment and increases of $31.0 million, or 32%, in our SLS segment.

The increase in our CLC segment sales was primarily due to higher advanced packaging, flat panel display and materials processing application sales.  The increase in our SLS segment sales was primarily due to higher revenue for flat panel display, medical and semiconductor applications.

Year-to-date

Net sales for the first six months of fiscal 2011 increased by $112.0 million, or 41%, compared to the first six months of fiscal 2010, with increases of $45.0 million or 51%, in our CLC segment and increases of $67.1 million, or 37%, in our SLS segment.

The increase in our CLC segment sales was primarily due to higher materials processing, flat panel display, advanced packaging and machine vision application sales.  The increase in our SLS segment sales was primarily due to higher revenue for flat panel display, advanced packaging and semiconductor applications.

GROSS PROFIT

Consolidated

Our gross profit rate increased to 44.2% in the second quarter of fiscal 2011 from 44.0% and increased to 44.6% from 42.9% in the first six months of fiscal 2011 compared to the same periods one year ago.

The second quarter 0.2% improvement in the gross profit rate was primarily due to higher sales volumes and a lower manufacturing cost structure.  The improvement includes the benefit of a lower manufacturing cost structure net of an unfavorable product mix (0.8%) partially offset by higher other costs (0.3%) related to lower prior year inventory provisions due to releases of excess provisions and higher freight costs and higher warranty costs (0.3%).

The 1.7% improvement in the gross profit rate during the first six months of fiscal 2011 was primarily due to higher sales volumes and a lower manufacturing cost structure net of an unfavorable product mix partially due to higher growth in our lower margin businesses.

Our gross profit rate has been and will continue to be affected by a variety of factors including market mix, pricing on volume orders, manufacturing efficiencies, excess and obsolete inventory write-downs, warranty costs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, commodity prices and foreign currency fluctuations.

Commercial Lasers and Components

The gross profit rate in our CLC segment increased to 40.1% in the second quarter of fiscal 2011 from 40.0% and increased to 41.8% from 35.2% in the first six months of fiscal 2011 compared to the same periods one year ago.

The 0.1% second quarter increase in the gross profit rate was primarily due to lower restructuring costs (0.6%) and lower other costs (0.8%) primarily due to lower inventory provisions partially offset by higher warranty costs (1.3%) due to changes in mix of products sold.

The 6.6% improvement in gross profit rate during the first six months of fiscal 2011 was primarily due to favorable product costs (4.8%) due to the impact of increased volumes and cost reduction efforts, lower other costs (1.0%) due to lower inventory provisions, lower restructuring costs (0.7%) and lower warranty costs (0.1%).

Specialty Lasers and Systems

The gross profit rate in our SLS segment increased to 46.8% in the second quarter of fiscal 2011 from 46.3% and decreased to 46.4% from 46.8% in the first six months of fiscal 2011 compared to the same periods one year ago.

The 0.5% second quarter increase in the gross profit rate was primarily due to favorable product costs (1.2%) due to the impact of increased volumes and cost reduction efforts net of unfavorable product mix due to the acquisition of Hypertronics and lower warranty and installation costs (0.2%) partially offset by higher other costs (0.9%) primarily due to higher inventory provisions and higher freight costs.

The 0.4% decrease in gross profit rate was primarily due to higher other costs (0.5%) due to higher inventory provisions and higher freight costs as well as higher warranty costs (0.3%) in the flat panel display market partially offset by favorable product costs (0.4%) due to the impact of increased volumes and cost reduction efforts net of unfavorable mix within the microelectronics market.

OPERATING EXPENSES:

	Three Months Ended
	April 2, 2011		April 3, 2010
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$21,246	10.6%	$19,488	13.1%
Selling, general and administrative	38,979	19.4%	31,164	20.9%
Amortization of intangible assets	2,257	1.1%	1,956	1.3%
Total operating expenses	$62,482	31.1%	$52,608	35.3%

	Six Months Ended
	April 2, 2011		April 3, 2010
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$39,776	10.4%	$34,898	12.8%
Selling, general and administrative	75,057	19.5%	59,143	21.7%
Amortization of intangible assets	4,352	1.1%	3,917	1.4%
Total operating expenses	$119,185	31.0%	$97,958	35.9%

Research and development

Quarterly

Research and development (“R&D”) expenses increased $1.8 million, or 9%, during the second fiscal quarter ended April 2, 2011 compared to the same quarter one year ago.  The increase was primarily due to higher payroll spending ($2.6 million) due to increased headcount and higher performance-related compensation, the acquisitions of Hypertronics in the second quarter of fiscal 2011 and Beam Dynamics in the third quarter of fiscal 2010 ($0.7 million) partially offset by lower project spending ($1.4 million) and lower other net spending ($0.1 million). On a segment basis as compared to the prior year period, CLC spending increased $0.2 million primarily due to higher payroll spending and the acquisition of Beam Dynamics in the third quarter of fiscal 2010 partially offset by lower spending on projects. SLS research and development spending increased $0.9 million primarily due to higher payroll spending and the acquisition of Hypertronics in the second quarter of fiscal 2011. Corporate and other spending increased $0.6 million due to higher payroll spending and higher charges for increases in deferred compensation plan liabilities.

Year-to-date

R&D expenses increased $4.9 million, or 14% during the six months ended April 2, 2011 compared to the same period one year ago. The increase for the first six months was primarily due to higher payroll spending ($4.9 million) due to increased headcount and higher performance-related compensation and the acquisitions of Beam Dynamics in the third quarter of fiscal 2010 and Hypertronics in the second quarter of fiscal 2011 ($1.1 million) partially offset by lower restructuring costs ($0.6 million) and lower other net spending ($0.5 million). On a segment basis for the first six months of fiscal 2011 as compared to the prior year period, CLC project spending increased $1.2 million primarily due to higher payroll spending and the acquisition of Beam Dynamics in the third quarter of fiscal 2010 partially offset by lower spending on projects.  SLS research and development spending increased $2.8 million primarily due to higher payroll spending, higher project spending and the acquisition of Hypertronics in the second quarter of fiscal 2011.  Corporate and other spending increased $0.9 million primarily due to higher payroll spending and higher charges for increases in deferred compensation plan liabilities.

Selling, general and administrative

Quarterly

Selling, general and administrative (“SG&A”) expenses increased $7.8 million or 25%, during the second fiscal quarter ended April 2, 2011 compared to the same quarter one year ago.  The increase was primarily due to $4.9 million higher payroll spending due to higher performance-related compensation spending, higher headcount and increased salaries, $1.5 million higher charges for increases in deferred compensation plan liabilities with the related earnings for increases in deferred compensation plan assets recorded in other income (expense), $0.9 million higher stock-related compensation expense, the acquisitions of Hypertronics in the second quarter of fiscal 2011 and Beam Dynamics in the third quarter of fiscal 2010 ($0.6 million) and higher other net spending ($0.6 million) partially offset by lower restructuring costs ($0.7 million). On a segment basis as compared to the prior year period, CLC spending increased $1.2 million primarily due to higher payroll spending partially offset by lower restructuring costs. SLS segment expenses increased $3.4 million primarily due to higher payroll spending and the acquisition of Hypertronics.  Spending for Corporate and other increased $3.3 million primarily due to higher payroll spending, higher charges for increases in deferred compensation plan liabilities, higher stock-related compensation expense and higher other spending.

Year-to-date

SG&A expenses increased $15.9 million, or 27%, during the six months ended April 2, 2011 compared to the same period one year ago. The increase for the first six months was primarily due to $9.4 million higher payroll spending due to higher performance-related compensation spending, higher headcount and increased salaries, a $2.2 million net receipt from the settlement of litigation resulting from our internal stock option investigation in the first quarter of fiscal 2010, $1.9 million higher charges due to increases in deferred compensation plan liabilities with the related earnings for increases in deferred compensation plan assets recorded in other income (expense), $1.6 million higher stock-related compensation expense, the acquisitions of Hypertronics in the second quarter of fiscal 2011 and Beam Dynamics in the third quarter of fiscal 2010 ($0.6 million), higher legal and consulting costs related to acquisitions ($0.5 million) and $1.5 million higher other variable spending partially offset by lower restructuring costs ($1.2 million) and the impact of foreign currency exchange rates ($0.6 million).  On a segment basis for the first six months of fiscal 2011 as compared to the prior year period, CLC spending increased $2.5 million primarily due to higher performance-related compensation spending partially offset by lower restructuring costs. SLS segment expenses increased $5.9 million primarily due to higher performance-related compensation spending and the acquisition of Hypertronics.  Spending for Corporate and other increased $7.6 million primarily due to the net receipt from the settlement of litigation resulting from our internal stock option investigation in the first quarter of fiscal 2010, higher charges due to increases in deferred compensation plan liabilities, higher variable compensation spending and higher stock-related compensation expense.

Amortization of intangible assets

Amortization of intangible assets increased $0.3 million and $0.4 million in the three and six months ended April 2, 2011 compared to the same periods last year primarily due to the acquisition of Hypertronics in the second quarter of fiscal 2011 and Beam Dynamics in the third quarter of fiscal 2010.

OTHER INCOME (EXPENSE) — NET

Other income, net of other expense, increased $7.8 million and $8.8 million during the three and six months ended April 2, 2011 compared to the same periods one year ago. The quarterly increase was primarily due to the $6.5 million non-recurring translation adjustment related to the dissolution of our Finland operations and higher gains, net of expenses, including a death benefit on our deferred compensation plan assets ($3.0 million) partially offset by lower interest income ($1.1 million) due to interest on a tax refund in the second quarter of fiscal 2010 and higher net foreign exchange losses ($0.5 million). The increase for the first six months of fiscal 2011 was primarily due to the $6.5 million non-recurring translation adjustment related to the dissolution of our Finland operations and higher gains, net of expenses, including a death benefit on our deferred compensation plan assets ($3.5 million) partially offset by lower interest income ($1.1 million) due to interest on a tax refund in the second quarter of fiscal 2010 and higher net foreign exchange losses ($0.2 million).

INCOME TAXES

The effective tax rate for the second quarter of fiscal 2011 of 33.4% and the effective tax rate of 32.1% for the six months ended April 2, 2011 were both lower than the statutory rate of 35% primarily due to the benefit of currency translation adjustments related to closure of Coherent Finland’s operations, the benefit of foreign tax credits, the benefit of federal research and development tax credits, including additional credits reinstated from fiscal 2010 resulting from the enactment of the “Tax Relief, Unemployment Insurance Reauthorization and Jobs Creation Act of 2010,” the benefits from life insurance proceeds and the unrealized gain on life insurance policy investments related to our deferred compensation plans and the benefit from income subject to foreign tax rates that are lower than U.S. tax rates. These amounts are partially offset by a valuation allowance against certain foreign deferred tax assets, limitations on the utilization of certain foreign losses, deemed dividend inclusions under the Subpart F tax rules, state income taxes and limitations on the deductibility of compensation under IRC Section 162(m).

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

DEFERRED INCOME TAXES

As of April 2, 2011, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $64.2 million, which consists of tax credit carryovers, accruals and reserves, competent authority offset to transfer pricing tax reserves, employee stock-based compensation expenses, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $8.2 million as of April 2, 2011.  This amount includes an increase in the valuation allowance of approximately $1.5 million for the three and six months periods then ended as a result of changes in the expected realization of these assets for one of our foreign subsidiaries.  We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

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

	Six Months Ended
	April 2, 2011	April 3, 2010
	(in thousands)
Net cash provided by operating activities	$35,844	$46,179
Sales of shares under employee stock plans	25,969	13,610
Repurchase of common stock	(27,397)	—
Capital expenditures	(16,242)	(5,708)
Acquisition of businesses, net of cash acquired	(14,589)	(15,000)

Net cash provided by operating activities decreased by $10.3 million for the first six months of fiscal 2011 compared to the same period one year ago. The decrease in cash provided by operating activities was primarily due to lower cash flows from inventories and accounts receivable partially offset by higher net income. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

We intend to continue pursuing acquisition opportunities at valuations we believe are reasonable based upon market conditions as demonstrated by our acquisition of businesses from Hypertronics in the second quarter of fiscal 2011, Beam Dynamics in the third quarter of fiscal 2010 and StockerYale in the first quarter of fiscal 2010. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us. We expect to fund future acquisitions through existing cash balances and cash flows from operations. If required, we will look for additional borrowings or consider the issuance of securities. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value at the time and the willingness of potential sellers to accept it as full or partial payment.

On January 26, 2011, the Board of Directors authorized the repurchase of up to $75.0 million of our common stock over the next twelve months. On February 10, 2011, we announced that the Board of Directors had authorized the Company to repurchase up to 1,271,100 shares of our common stock through a modified “Dutch Auction” tender offer, following the completion or termination of the tender offer, under our stock repurchase program. On March 14, 2011, we completed our tender offer, repurchased and retired 454,682 shares of outstanding common stock at a price of $59.00 per share for a total of $27.4 million including expenses. Such repurchases were accounted for as a reduction in additional paid in capital.

During fiscal year 2008, we initiated restructuring plans to decrease costs by consolidating facilities and by reducing our workforce. As of April 2, 2011, we had made payments in connection with the restructuring plans in the amount of $26.2 million. We expect to complete payments for substantially all anticipated costs related to the restructuring plans by the third quarter of fiscal 2011.

Additional sources of cash available to us were international and domestic lines of credit and bank credit facilities totaling $56.2 million as of April 2, 2011, of which $53.5 million was unused and available. These credit facilities were used in Europe during the first six months of fiscal 2011 as guarantees. Our domestic line of credit consists of a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2012 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic line of credit and $2.7 million has been used of the international lines as of April 2, 2011.

Our ratio of current assets to current liabilities was 3.6:1 at April 2, 2011 compared to 4.1:1 at October 2, 2010. The decrease in our ratio from October 2, 2010 to April 2, 2011 is primarily due to increases in other current liabilities.  Our cash and cash equivalents, short-term investments, restricted cash, working capital and total debt obligations are as follows:

	April 2, 2011	October 2, 2010
	(in thousands)
Cash and cash equivalents	$200,117	$245,380
Short-term investments	70,506	17,391
Restricted cash, current	625	625
Working capital	446,882	410,597
Total debt obligations	41	51

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, asset retirement obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 2, 2010. There have been no material changes in contractual obligations since October 2, 2010, with the exception of increased inventory purchases to support new customer orders. Information regarding our other financial commitments at April 2, 2011 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the first six months of fiscal 2011 was $35.8 million, which included net income of $42.8 million, depreciation and amortization of $14.1 million, decreases in net deferred tax assets of $8.2 million due to utilization of tax credits and stock-based compensation expense of $6.1 million partially offset by cash used by operating assets and liabilities of $26.4 million, a non-recurring translation adjustment related to the dissolution of our Finland operations of $6.5 million and $2.5 million other.

Cash used in investing activities during the first six months of fiscal 2011 was $83.9 million, which included $53.1 million net purchases of available-for-sale securities, $16.2 million used to acquire property and equipment and improve buildings and $14.6 million used to acquire Hypertronics.

Cash used by financing activities during the first six months of fiscal 2011 was $1.4 million, which included $27.4 million used to repurchase our common stock partially offset by $26.0 million generated from our employee stock option and stock purchase plans.

Changes in exchange rates during the first six months of fiscal 2011 generated $4.1 million, primarily due to the strengthening of the Euro against the U.S. dollar.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at April 2, 2011, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At April 2, 2011, the fair value of our available-for-sale debt securities was $69.2 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $105,000 and $0, respectively, at April 2, 2011.

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

The following table provides information about our foreign exchange forward contracts at April 2, 2011. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at April 2, 2011 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Euro	1.3880	$(27,946)	$(28,336)
Japanese Yen	81.486	$(5,111)	$(4,942)
Canadian Dollar	1.0191	$(1,426)	$(1,451)
British Pound	1.6070	$2,640	$2,629
Korean Won	1,146.500	$3,331	$3,211
Chinese Renminbi	6.5750	$2,066	$2,075

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of April 2, 2011 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended April 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Control

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Income Tax Audits

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 1999 are closed. The IRS has audited the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We received a notice of proposed adjustment (“NOPA”) from the IRS in October 2008 to decrease the amount of research and development credits generated in years 2000 and 2001. We have signed a Closing Agreement with the IRS which allows additional research and development credits for the years 2000 and 2001, respectively.  This agreement must be approved by the Joint Committee on Taxation.  We believe that we have provided adequate tax reserves for any adjustments to these research and development credits and we do not anticipate any material impacts to our consolidated financial statements.  The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns. In our major state jurisdiction and our major foreign jurisdiction, the years subsequent to 2000 and 2004, respectively, remain open and could be subject to examination by the taxing authorities. We believe that we have provided adequate reserves for any adjustments that may be determined by the tax authorities.

ITEM 1A. RISK FACTORS

BUSINESS ENVIRONMENT AND INDUSTRY TRENDS

Risks Associated with Our Industry, Our Business and Market Conditions

Our operating results, including net sales, net income (loss) and adjusted EBITDA percentage in dollars and as a percentage of net sales, as well as our stock price have varied in the past, and our future operating results will continue to be subject to quarterly and annual fluctuations based upon numerous factors, including those discussed in this Item 1A and throughout this report. Our stock price will continue to be subject to daily variations as well. Our future operating results and stock price may not follow any past trends or meet our guidance and expectations.

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

•      fluctuations in our product mix;

•      the ability of our customers’ suppliers to provide sufficient material to support our customers’ products;

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

In addition, political and social turmoil related to international conflicts, terrorist acts and civil unrest may put further pressure on economic conditions in the United States and abroad. Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition and results of operations could suffer. Additionally, unstable economic conditions can provide significant pressures and burdens on individuals, which could cause them to engage in inappropriate business conduct. See “Part I, Item 4. CONTROLS AND PROCEDURES—Inherent Limitations over Internal Control.”

Our cash and cash equivalents and short-term investments are managed through various banks around the world and volatility in the capital and credit market conditions could cause financial institutions to fail or materially harm service levels provided by such banks, both of which could have an adverse affect on our ability to timely access funds.

World capital and credit markets have been and may continue to experience volatility and disruption. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, as well as pressured the solvency of some financial institutions. These financial institutions, including banks, have had difficulty timely performing regular services and in some cases have failed or otherwise been largely taken over by governments. We maintain our cash, cash equivalents and short-term investments with a number of financial institutions around the world. Should some or all of these financial institutions fail or otherwise be unable to timely perform requested services, we would likely have a limited ability to timely access our cash deposited with such institutions, or, in extreme circumstances the failure of such institutions could cause us to be unable to access cash for the foreseeable future. If we are unable to quickly access our funds when we need them, we may need to increase the use of our existing credit lines or access more expensive credit, if available. If we are unable to access our cash or if we access existing or additional credit or are unable to access additional credit, it could have a negative impact on our operations, including our reported net income.

We are exposed to credit risk and fluctuations in the market values of our investment portfolio.

Although we have not recognized any material losses on our cash, cash equivalents and short-term investments, future declines in their market values could have a material adverse effect on our financial condition and operating results. Given the global nature of our business, we have investments both domestically and internationally. There has recently been growing pressure on the creditworthiness of sovereign nations, particularly in Europe, which results in corresponding pressure on the valuation of the securities issued by such nations. Additionally, our overall investment portfolio is often concentrated in certificates of deposit and money market funds. We maintain a  mix of government-issued securities. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. Additionally, liquidity issues or political actions by sovereign nations could result in decreased values for our investments in certain government securities. As a result, the value or liquidity of our cash, cash equivalents and short-term investments could decline or become materially impaired, which could have a material adverse effect on our financial condition and operating results. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

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

We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers, both internal and external. Some of these suppliers are relatively small private companies that may discontinue their operations at any time and which may be particularly susceptible to prevailing economic conditions. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions and we do not have guaranteed supply arrangements with many of these suppliers. We may fail to obtain these supplies in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products. We would experience further delays while identifying, evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. We continue to consolidate our supply base and move supplier locations. When we transition locations we may increase our inventory of such products as a “safety stock” during the transition, which may cause the amount of inventory reflected on our balance sheet to increase. Additionally, many of our customers rely on sole source suppliers. In the event of a disruption of supply, orders from our customers could decrease or be delayed. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, or our failure to properly manage these moves, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

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

For the three and six months ended April 2, 2011, 73% and 72%, respectively, of our net sales were derived from customers outside of the United States. For fiscal 2010, fiscal 2009 and fiscal 2008, 67%, 66% and 68%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our revenues in the foreseeable future. For the three and six months ended  April 2, 2011, 22% of our net sales were from customers in Japan.

A global economic slowdown or a natural disaster could have a negative effect on various foreign markets in which we operate. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. Our foreign sales are primarily through our direct sales force. Additionally, some foreign sales are made through foreign distributors and resellers. Our foreign operations and sales are subject to a number of risks, including:

•      longer accounts receivable collection periods;

•      the impact of recessions and other economic conditions in economies outside the United States;

•      unexpected changes in regulatory requirements;

•      certification requirements;

•      environmental regulations;

•      reduced protection for intellectual property rights in some countries;

•      potentially adverse tax consequences;

•      political and economic instability;

•      impact of natural disasters on local infrastructures, such as the recent earthquake and tsunami in Japan;

•      import/export regulations, tariffs and trade barriers;

•      compliance with applicable United States and foreign anti-corruption laws:

•      cultural and management differences;

•                  preference for locally produced products; and

•                  shipping and other logistics complications.

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

We are exposed to lawsuits in the normal course of our business, including product liability claims, if personal injury, death or commercial losses occur from the use of our products. While we typically maintain business insurance, including directors’ and officers’ policies, litigation can be expensive, lengthy, and disruptive to normal business operations, including the potential impact of indemnification obligations for individuals named in any such lawsuits. We may not, however, be able to secure insurance coverage on terms acceptable to us in the future. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit, including a recall or redesign of products if ultimately determined to be defective, could have a material adverse effect on our business, operating results, or financial condition.

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

Competition in the various photonics markets in which we provide products is very intense. We compete against a number of large public and private companies, including CVI Melles Griot, Cymer, Inc., GSI Group, Inc., IPG Photonics Corporation, JDS Uniphase Corporation, Newport Corporation, Rofin-Sinar Technologies, Inc., and Trumpf GmbH, as well as other smaller companies. Some of our competitors are large companies that have significant financial, technical, marketing and other resources. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Some of our competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Any business combinations or mergers among our competitors, forming larger companies with greater resources, could result in increased competition, price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, results of operations and financial condition.

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

If we fail to effectively manage our growth or, alternatively, our spending during downturns, our business could be disrupted, which could harm our operating results.

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

Although most of our products do not incorporate hazardous or toxic materials and chemicals, some of the gases used in our excimer lasers and some of the liquid dyes used in some of our scientific laser products are highly toxic. In addition, our operations involve the use of standard laboratory and manufacturing materials that could be considered hazardous. Also, if a facility fire were to occur at our Sunnyvale, California site and were to spread to a reactor used to grow semiconductor wafers, it could release highly toxic emissions. We believe that our safety procedures for handling and disposing of such materials comply with all federal, state and offshore regulations and standards. However, the risk of accidental environmental contamination or injury from such materials cannot be entirely eliminated. In the event of such an accident involving such materials, we could be liable for damages and such liability could exceed the amount of our liability insurance coverage and the resources of our business which could have an adverse effect on our financial results or our business as a whole.

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

Our operations would be seriously harmed if our logistics or facilities or those of our suppliers, our customers’ suppliers or our contract manufacturers were to experience catastrophic loss.

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

The United States and many foreign governments impose tariffs and duties on the import and export of products, including some of those which we sell. In particular, given our worldwide operations, we pay duties on certain products when they are imported into the United States for repair work as well as on certain of our products which are manufactured by our foreign subsidiaries. These products can be subject to a duty on the product value. Additionally, the United States and various foreign governments have imposed tariffs, controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. From time to time, government agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our revenues. From time to time our duty calculations and payments are audited by government agencies. For example, after our fiscal 2010 year-end, we received notice that the United States Customs and Border Protection Agency would be performing an audit on the classification and valuation of certain of our imported goods for purposes of duty calculation. We believe that we have complied with the applicable classification and valuation requirements. In the event any government agency disagrees with our determination of product values or classifications, we could be required to pay additional duties on such products, which could have an adverse effect on our operating results.

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

For the three and six months ended April 2, 2011, our research and development expenses were $21.2 million (10.6% of net sales) and $39.8 million (10.4% of net sales), respectively. For our fiscal years 2010, 2009 and 2008, our research and development costs were $72.4 million (12.0% of net sales), $61.4 million (14.1% of net sales) and $74.3 million (12.4% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 26, 2011, we announced that the Board of Directors had authorized the repurchase of up to $75.0 million of our common stock.  The timing and size of any purchases will be subject to market conditions. The program is authorized for 12 months from the date of authorization.

On February 10, 2011, we announced that the Board of Directors had authorized the Company to repurchase up to 1,271,100 shares of our common stock through a modified “Dutch Auction” tender offer.

Stock repurchases during the three months ended April 2, 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 2, 2011 - January 29, 2011	—	—	—	$75,000,000
Janary 30, 2011 - February 26, 2011	—	—	—	75,000,000
February 27, 2011 - April 2, 2011	454,682	$59.00	454,682	48,174,000
Total	454,682	$59.00	454,682	$48,174,000

ITEM 5. OTHER INFORMATION

On March 31, 2011, the Company’s stockholders approved the adoption of the Company’s 2011 Equity Incentive Plan (the “2011 Plan”). Under the 2011 Plan, the Company has reserved 6,747,691 shares for issuance.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1‡	2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-174019) filed on May 6, 2011.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡     Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

Date: May 11, 2011	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2011	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1‡	2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-174019) filed on May 6, 2011.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡     Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.