Form 10-Q
period 2011-07-02
COHERENT INC
filed 2011-08-10
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2011
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
___________________________________________________

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on July 29, 2011 was 25,045,671.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$210,882	$166,697	$594,873	$438,669
Cost of sales	120,720	92,350	333,548	247,677
Gross profit	90,162	74,347	261,325	190,992
Operating expenses:
Research and development	21,738	18,264	61,514	53,162
Selling, general and administrative	37,983	31,584	113,040	90,727
Amortization of intangible assets	1,851	2,041	6,203	5,958
Total operating expenses	61,572	51,889	180,757	149,847
Income from operations	28,590	22,458	80,568	41,145
Other income (expense):
Interest and dividend income	258	274	602	1,712
Interest expense	(54)	(159)	(86)	(229)
Other—net	562	(300)	11,329	616
Total other income (expense), net	766	(185)	11,845	2,099
Income before income taxes	29,356	22,273	92,413	43,244
Provision for income taxes	10,334	7,869	30,555	16,181
Net income	$19,022	$14,404	$61,858	$27,063

Net income per share:
Basic	$0.76	$0.58	$2.47	$1.09
Diluted	$0.74	$0.57	$2.42	$1.08

Shares used in computation:
Basic	25,066	25,022	25,000	24,732
Diluted	25,587	25,438	25,562	25,037

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par data)

	July 2, 2011	October 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$199,681	$245,380
Restricted cash	—	625
Short-term investments	67,758	17,391
Accounts receivable—net of allowances of $1,493 and $1,655, respectively	143,400	110,211
Inventories	149,465	113,858
Prepaid expenses and other assets	63,240	35,002
Deferred tax assets	21,226	20,050
Total current assets	644,770	542,517
Property and equipment, net	103,249	90,339
Goodwill	79,824	70,796
Intangible assets, net	20,178	19,931
Other assets	72,372	79,521
Total assets	$920,393	$803,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$14	$18
Accounts payable	45,287	39,737
Income taxes payable	17,901	4,267
Other current liabilities	112,658	87,898
Total current liabilities	175,860	131,920
Long-term obligations	23	33
Other long-term liabilities	82,070	79,688
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—24,976 shares and 24,554 shares, respectively	249	245
Additional paid-in capital	183,245	186,078
Accumulated other comprehensive income	74,032	62,084
Retained earnings	404,914	343,056
Total stockholders’ equity	662,440	591,463
Total liabilities and stockholders’ equity	$920,393	$803,104

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net income	$61,858	$27,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,853	16,707
Amortization of intangible assets	6,203	5,958
Deferred income taxes	17,249	13,922
Tax benefit from employee stock options	296	—
Loss on disposal of property and equipment	239	451
Stock-based compensation	9,521	6,083
Excess tax benefit from stock-based compensation arrangements	(4,368)	(619)
Non-cash translation adjustment related to Finland dissolution	(6,511)	—
Other non-cash (income) expense	(120)	1,354
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(27,572)	(25,633)
Inventories	(30,760)	(3,405)
Prepaid expenses and other assets	(23,376)	(19,488)
Other assets	(4,105)	8
Accounts payable	4,830	8,927
Income taxes payable/receivable	10,730	565
Other current liabilities	21,106	37,181
Other long-term liabilities	4,161	(735)
Net cash provided by operating activities	54,234	68,339

Cash flows from investing activities:
Purchases of property and equipment	(27,448)	(10,117)
Proceeds from dispositions of property and equipment	338	753
Purchases of available-for-sale securities	(172,719)	(99,628)
Proceeds from sales and maturities of available-for-sale securities	122,542	97,149
Acquisition of businesses, net of cash acquired	(14,589)	(20,745)
Investment in SiOnyx	—	(2,000)
Other	20	—
Changes in restricted cash	625	(625)
Net cash used in investing activities	(91,231)	(35,213)

Cash flows from financing activities:
Short-term borrowings	1,551	—
Repayments of short-term borrowing	(1,551)	—
Net change in capital lease obligations	(15)	(14)
Issuance of common stock under employee stock option and purchase plans	32,432	19,416
Repurchase of common stock	(41,938)	(16,752)
Net settlement of restricted common stock	(3,279)	(1,193)
Excess tax benefits from stock-based compensation arrangements	4,368	619
Net cash provided by (used in) financing activities	(8,432)	2,076
Effect of exchange rate changes on cash and cash equivalents	(270)	(24,801)
Net increase (decrease) in cash and cash equivalents	(45,699)	10,401
Cash and cash equivalents, beginning of period	245,380	199,950
Cash and cash equivalents, end of period	$199,681	$210,351
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$57	$206
Income taxes	$16,206	$9,263
Cash received during the period for:
Income taxes	$5,585	$5,938

Non-cash investing and financing activities:
Unpaid property and equipment	$982	$784

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

2.    RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncement and Update to Significant Accounting Policies

In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard for multiple deliverable revenue arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also issued a new accounting standard for certain revenue arrangements that include software elements. This new standard excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. We prospectively adopted both these standards in the first quarter of fiscal 2011. The impact of adopting these standards was not material to net sales or our condensed consolidated financial statements for the three and nine months ended July 2, 2011. The new accounting standards for revenue recognition if applied in the same manner to the year ended October 2, 2010 would not have had a material impact on net sales or to our consolidated financial statements for that fiscal year.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued a final standard requiring the presentation of net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The new standard eliminates the option currently elected by the Company to present items of other comprehensive income in the annual statement of changes in stockholders' equity. The new requirements do not change the components of comprehensive income recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Earnings per share computations do not change. The new requirements are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. As this standard relates only to the presentation of other comprehensive income, the adoption of this accounting standard will not have an impact on our consolidated financial position, results of operations and cash flows.
In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our consolidated financial position, results of operations and cash flows.
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

In-process research and development (“IPR&D”) consists of seven interrelated projects that will be incorporated into one product and had not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. None of the projects had been completed as of July 2, 2011.

We expensed $0.6 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in the nine months ended July 2, 2011.

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

In-process research and development (“IPR&D”) consists of three development projects that have not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for all of the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. None of the projects had been completed as of July 2, 2011.

We expensed $0.2 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in fiscal 2010.

Results of operations for the business have been included in our consolidated financial statements subsequent to the date of acquisition.

During the quarter ended July 2, 2011, we paid out $0.6 million that had been held in an escrow account to be applied towards any remaining closing costs for the acquisition and payments to the shareholders. The amount was previously included in current restricted cash on our consolidated balance sheet.

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

4.     FAIR VALUES

Cash Equivalents and Marketable Securities

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. As of July 2, 2011 and October 2, 2010, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of July 2, 2011 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)

Money market fund deposits (1)	$38,351	$—	$38,351
Certificates of deposit (2)	—	66,196	66,196
U.S. and international government obligations (3)	—	67,163	67,163
State and municipal obligations (4)	—	750	750
Corporate notes and obligations (4)	—	57,467	57,467
Commercial paper (4)	—	1,999	1,999
Foreign currency contracts (5)	—	98	98
Mutual funds — Deferred comp and supplemental plan (6)	8,312	—	8,312
 ___________________________________________________
(1)          Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)          Includes $65,695 recorded in cash and cash equivalents and $501 recorded in short-term investments on the Condensed Consolidated Balance Sheet.
(3)          Includes $60,122 recorded in cash and cash equivalents and $7,041 recorded in short-term investments on the Condensed Consolidated Balance Sheet.
(4)          Included in short-term investments on the Condensed Consolidated Balance Sheet.
(5)          Includes $266 recorded in prepaid expenses and other assets and $168 recorded in other current liabilities on the Condensed Consolidated Balance Sheet
(6)          Includes $2,777 recorded in prepaid expenses and other assets and $5,535 recorded in other assets on the Condensed Consolidated Balance Sheet.

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
 ___________________________________________________

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

For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).

The outstanding notional contract and fair value amounts of hedge contracts, with maximum maturity of 2 months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Notional Fair Value
	July 2, 2011	October 2, 2010	July 2, 2011	October 2, 2010
Euro currency hedge contracts
Purchase	$32,227	$25,686	$32,312	$27,320
Sell	—	—	—	—
Net	$32,227	$25,686	$32,312	$27,320
Other foreign currency hedge contracts
Purchase	$11,221	$4,843	$11,177	$4,845
Sell	(14,964)	(9,444)	(14,908)	(9,679)
Net	$(3,743)	$(4,601)	$(3,731)	$(4,834)

The fair value of our derivative instruments are included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets; such amounts were not material as of July 2, 2011 and October 2, 2010.

The location and amount of non-designated derivative instruments’ gain (loss) in the Condensed Consolidated Statements of Operations for the three and nine months ended July 2, 2011 and July 3, 2010 is as follows (in thousands):

	Amount of Gain or (Loss) Recognized in
	Income on Derivatives
	Three Months Ended	Nine Months Ended
	July 2, 2011	July 2, 2011
Derivatives not designated as hedging instruments
Foreign exchange contracts	$751	$1,835

	Amount of Gain or (Loss) Recognized in
	Income on Derivatives
	Three Months Ended	Nine Months Ended
	July 3, 2010	July 3, 2010
Derivatives not designated as hedging instruments
Foreign exchange contracts	$(1,153)	$(2,164)

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	July 2, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$199,681	$—	$—	$199,681
	$199,681			$199,681
Short-term investments:
Available-for-sale securities:
Certificates of deposit	$500	$1	$—	$501
Commercial paper	1,999	—	—	1,999
State and municipal obligations	750	—	—	750
U.S. Treasury and agency obligations	7,028	14	(1)	7,041
Corporate notes and obligations	57,212	262	(7)	57,467
Total short-term investments	$67,489	$277	$(8)	$67,758

	October 2, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$246,004	$1	$—	$246,005
Less: restricted cash	(625)			(625)
	$245,379			$245,380
Short-term investments:
Available-for-sale securities:
Commercial paper	$1,250	$—	$—	$1,250
U.S. Treasury and agency obligations	1,999	—	—	1,999
Corporate notes and obligations	14,062	82	(2)	14,142
Total short-term investments	$17,311	$82	$(2)	$17,391

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of July 2, 2011 and October 2, 2010 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	July 2, 2011		October 2, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$66,240	$66,507	$17,307	$17,387
Due in 1 to 5 years	—	—	—	—
Due in 5 to 10 years	—	—	—	—
Due beyond 10 years	750	750	4	4
Total investments in available-for-sale debt securities	$66,990	$67,257	$17,311	$17,391

During the three and nine months ended July 2, 2011, we received proceeds totaling $65.7 million and $103.3 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively. During the three and nine months ended July 3, 2010, we received proceeds totaling $7.1 million and $28.4 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively.

At October 2, 2010, $0.6 million of cash was restricted for remaining closing costs related to the Beam Dynamics acquisition and payments to former shareholders. The cash was paid during the third fiscal quarter and no cash was restricted as of July 2, 2011.

At July 2, 2011, gross unrealized losses on our investments with unrealized losses that are not deemed to be other-than-

temporarily impaired were $8,219 on corporate notes and obligations of $29.4 million and US treasury and agency obligations of $7.0 million.

7.    GOODWILL AND INTANGIBLE ASSETS

Goodwill is tested for impairment on an annual basis and between annual tests if events or circumstances indicate that an impairment loss may have occurred, and we write down these assets when impaired. We perform our annual impairment tests during the fourth quarter of each fiscal year using the opening balance sheet as of the first day of the fourth quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year.

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

During the nine months ended July 2, 2011, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from October 2, 2010 to July 2, 2011 are as follows (in thousands):

	Commercial Lasers and Components	Specialty Lasers and Systems	Total
Balance as of October 2, 2010	$6,364	$64,432	$70,796
Additions (see Note 3)	—	6,288	6,288
Translation adjustments and other	(2)	2,742	2,740
Balance as of July 2, 2011	$6,362	$73,462	$79,824

Components of our amortizable intangible assets are as follows (in thousands):

	July 2, 2011			October 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$60,452	$(48,519)	$11,933	$56,194	$(43,666)	$12,528
Patents	9,273	(9,246)	27	9,852	(9,326)	526
Order backlog	5,627	(5,546)	81	5,361	(5,054)	307
Customer lists	10,926	(5,760)	5,166	8,808	(4,635)	4,173
Trade name	4,393	(3,115)	1,278	3,766	(2,666)	1,100
Non-compete agreement	1,721	(1,654)	67	1,616	(1,583)	33
Production know-how	910	(536)	374	910	(296)	614
In-process research & development	1,252	—	1,252	650	—	650
Total	$94,554	$(74,376)	$20,178	$87,157	$(67,226)	$19,931

Amortization expense for intangible assets for the nine months ended July 2, 2011 and July 3, 2010 was $6.2 million and $6.0 million, respectively. At July 2, 2011, estimated amortization expense for the remainder of fiscal 2011, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2011 (remainder)	$1,907
2012	6,908
2013	4,561
2014	3,473
2015	2,001
2016	1,232
Thereafter	96
Total	$20,178

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	July 2, 2011	October 2, 2010
Purchased parts and assemblies	$48,447	$38,449
Work-in-process	49,995	40,010
Finished goods	51,023	35,399
Total inventories	$149,465	$113,858

Prepaid expenses and other assets consist of the following (in thousands):

	July 2, 2011	October 2, 2010
Prepaid and refundable income taxes	$11,799	$8,407
Prepaid expenses and other	51,441	26,595
Total prepaid expenses and other assets	$63,240	$35,002

Other assets consist of the following (in thousands):

	July 2, 2011	October 2, 2010
Assets related to deferred compensation arrangements	$24,553	$21,418
Deferred tax assets	42,371	53,219
Other assets	5,448	4,884
Total other assets	$72,372	$79,521

Other current liabilities consist of the following (in thousands):

	July 2, 2011	October 2, 2010
Accrued payroll and benefits	$34,144	$35,716
Deferred income	15,692	13,471
Reserve for warranty	15,832	13,499
Accrued expenses and other	11,827	9,947
Other taxes payable	30,202	10,095
Accrued restructuring charges	1,050	2,232
Customer deposits	3,911	2,938
Total other current liabilities	$112,658	$87,898

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

Restructuring charges for the first nine months of fiscal 2011 and 2010 are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents our current liability as accrued on our balance sheet for restructuring charges.  The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the first nine months of fiscal 2011 and 2010 (in thousands):

	Severance Related	Facilities- related Charges	Other Restructuring Costs	Total
Balance at October 3, 2009	$488	$357	$807	$1,652
Provisions	1,420	17	2,335	3,772
Payments and other	(312)	(309)	(2,051)	(2,672)
Balance at July 3, 2010	$1,596	$65	$1,091	$2,752

Balance at October 2, 2010	$912	$17	$1,303	$2,232
Provisions	218	—	680	898
Payments and other	(808)	(17)	(1,255)	(2,080)
Balance at July 2, 2011	$322	$—	$728	$1,050

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

Components of the reserve for warranty costs during the first nine months of fiscal 2011 and 2010 were as follows (in thousands):

	Nine Months Ended
	July 2, 2011	July 3, 2010
Beginning balance	$13,499	$10,211
Additions related to current period sales	20,038	14,219
Warranty costs incurred in the current period	(18,425)	(11,919)
Accruals resulting from acquisition	178	160
Adjustments to accruals related to prior period sales	542	(466)
Ending balance	$15,832	$12,205

Other long-term liabilities consist of the following (in thousands):

	July 2, 2011	October 2, 2010
Long-term taxes payable	$43,005	$42,902
Deferred compensation	24,381	21,927
Deferred tax liabilities	4,464	6,231
Deferred income	2,824	1,786
Asset retirement obligations	1,560	1,409
Other long-term liabilities	5,836	5,433
Total other long-term liabilities	$82,070	$79,688

9.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $16.8 million of foreign lines of credit as of July 2, 2011.  At July 2, 2011, we had used $2.2 million of these available foreign lines of credit. These credit facilities were used in Europe during the second fiscal quarter of 2011 as guarantees.  In addition, our domestic line of credit consists of a $40.0 million unsecured revolving credit account with Union Bank of California. The agreement will expire on March 31, 2012 and is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance.  No amounts have been drawn upon our domestic line of credit as of July 2, 2011.

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of our stock options granted to employees for the three and nine months ended July 3, 2010 and shares purchased under the Employee Stock Purchase Plan (“ESPP”) for three and nine months ended July 2, 2011 and July 3, 2010, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Option Plans (1)				Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Expected life in years	—	4.5	—	4.6	0.5	0.5	0.5	0.5
Expected volatility	—	35.2%	—	33.0%	34.1%	30.9%	31.7%	34.2%
Risk-free interest rate	—%	2.0%	—%	2.0%	0.1%	0.2%	0.2%	0.2%
Expected dividends	—	—	—	—	—	—	—	—
Weighted average fair value per share	$—	$11.41	$—	$8.27	$13.88	$8.09	$11.35	$6.63
___________________________________________________
(1)    There were no options granted during the three and nine months ended July 2, 2011.

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

Stock-Based Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the Condensed Consolidated Statements of Operations for the three and nine months ended July 2, 2011 and July 3, 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Cost of sales	$369	$233	$957	$708
Research and development	384	309	1,084	862
Selling, general and administrative	2,686	1,650	7,482	4,834
Income tax benefit	(1,327)	(602)	(2,851)	(1,422)
	$2,112	$1,590	$6,672	$4,982

During the three and nine months ended July 2, 2011, $0.4 million and $1.1 million was capitalized into inventory for all stock plans, $0.4 million and $1.0 million was amortized to cost of sales and $0.4 million remained in inventory at July 2, 2011. During the three and nine months ended July 3, 2010, $0.2 million and $0.7 million was capitalized into inventory for all stock plans, $0.2 million and $0.7 million was amortized to cost of sales and $0.3 million remained in inventory at July 3, 2010.  Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At July 2, 2011, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock plans but not yet recognized was approximately $14.4 million, net of estimated forfeitures of $1.3 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.

At July 2, 2011, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.5 million, which will be recognized over the offering period.

The cash flows resulting from excess tax benefits (tax benefits related to the excess of tax deduction resulting from an employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the first nine months of fiscal 2011 and fiscal 2010, we recorded $4.4 million and $0.6 million, respectively, of excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Plans (in thousands, except per share amounts and weighted average remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at October 2, 2010	1,893	$28.96
Granted	—	—
Exercised	(906)	30.33
Forfeitures	(19)	25.23
Expirations	(4)	34.14
Outstanding at July 2, 2011	964	$27.73	4.2	$27,247
Vested and expected to vest at July 2, 2011	954	$27.75	4.2	$26,931
Exercisable at July 2, 2011	533	$29.67	3.6	$14,032

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock at the end of the reporting period.  There were approximately 1.0 million outstanding options that were in-the-money as of July 2, 2011.  The aggregate intrinsic value of options exercised under the Company’s stock plans for the three and nine months ended July 2, 2011 were $3.4 million and $16.9 million, respectively, determined as of the date of option exercise. The aggregate intrinsic value of options exercised under the Company’s stock plans for the three and nine months ended July 3, 2010 were $0.8 million and $2.9 million, respectively, determined as of the date of option exercise.

The following table summarizes the activity of our time based and market- performance based restricted stock units for the first nine months of fiscal 2011 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested stock at October 2, 2010	481	$26.22
Granted	287	46.98
Vested	(182)	26.19
Forfeited	(83)	28.62
Nonvested stock at July 2, 2011 (1)	503	$37.69

(1) Includes 99,525 market-based performance restricted stock units which may vest anywhere between 0% and 200% of targeted amounts. Such units are included at 100% in this table.

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

12.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net income	$19,022	$14,404	$61,858	$27,063

Other comprehensive income (loss):
Translation adjustment (see Note 14)	11,390	(18,907)	11,950	(39,190)
Net gain (loss) on derivative instruments, net of taxes	—	1	—	(8)
Changes in unrealized gains on available-for-sale securities, net of taxes	(18)	7	(2)	6
Other comprehensive income (loss), net of tax	11,372	(18,899)	11,948	(39,192)
Comprehensive income (loss)	$30,394	$(4,495)	$73,806	$(12,129)

The following summarizes activity in accumulated other comprehensive income (loss) ("OCI") related to derivatives, net of income taxes, held by us (in thousands):

Balance, October 3, 2009	$(85)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	6
Balance, July 3, 2010	$(79)

There was no activity or balance in accumulated other comprehensive loss related to derivatives, net of income taxes in the first nine months of fiscal 2011.

Accumulated other comprehensive income (net of tax) at July 2, 2011 is comprised of accumulated translation adjustments of $74.0 million. Accumulated other comprehensive income (net of tax) at October 2, 2010 is comprised of accumulated translation adjustments of $62.1 million.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Weighted average shares outstanding —basic (1)	25,066	25,022	25,000	24,732
Dilutive effect of employee stock awards	521	416	562	305
Weighted average shares outstanding—diluted	25,587	25,438	25,562	25,037

Net income	$19,022	$14,404	$61,858	$27,063

Net income per basic share	$0.76	$0.58	$2.47	$1.09
Net income per diluted share	$0.74	$0.57	$2.42	$1.08
 ___________________________________________________
(1)    Net of restricted stock

No potentially dilutive securities were excluded for the three months ended July 2, 2011. A total of 44,755 potentially dilutive securities have been excluded from the dilutive share calculation for the nine months ended July 2, 2011, respectively, as their effect was anti-dilutive. A total of 299,925 and 1,710,047 potentially dilutive securities have been excluded from the dilutive share calculation for the three and nine months ended July 3, 2010, respectively, as their effect was anti-dilutive.

14.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Foreign exchange gain (loss)	$446	$(107)	$1	$(383)
Gain on deferred compensation investments, net	216	(341)	4,886	819
Translation adjustment related to dissolution of Finland	—	—	6,511	—
Other—net	(100)	148	(69)	180
Other income (expense), net	$562	$(300)	$11,329	$616

The gain on deferred compensation investments, net for the nine months ended July 2, 2011 included the death benefits from one of the insurance policies, net of its previously recorded cash surrender value, of approximately $1.5 million.

In the second quarter of fiscal 2011, the Company had substantially completed the liquidation of its Finland operations and recognized in other income the accumulated translation gains for this subsidiary previously recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets.

15.  STOCK REPURCHASES

On January 26, 2011, we announced that the Board of Directors had authorized the repurchase of up to $75.0 million of our common stock.  The program is authorized for 12 months from the date of authorization.

During the quarter ended April 2, 2011, we repurchased and retired 454,682 shares of outstanding common stock through a modified “Dutch Auction” tender offer, at a price of $59.00 per share for a total of $27.4 million including expenses. Such repurchases were accounted for as a reduction in additional paid in capital.

During the quarter ended July 2, 2011, we repurchased and retired 285,600 shares of outstanding common stock at an average price of $50.87 per share for a total of $14.5 million, including expenses. Such repurchases were accounted for as a reduction in additional paid in capital.

At July 2, 2011, $33.6 million of shares remain authorized for repurchase under our current stock repurchase program. The timing and size of any purchases will be subject to market conditions.

16.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our estimated effective tax rates for the three and nine months ended July 2, 2011 were 35.2% and 33.1%, respectively. Our effective tax rate of 35.2% for the three months ended July 2, 2011 was higher than the statutory rate of 35% primarily due to limitations on the utilization of certain foreign losses, deemed dividend inclusions under the Subpart F tax rules, state income taxes, a currency translation adjustment related to a dividend from a foreign subsidiary and limitations on the deductibility of compensation under IRC Section 162(m). These amounts are partially offset by the benefit of foreign tax credits, the benefit of federal research and development tax credits, the benefit from the unrealized gain on life insurance policy investments related to our deferred compensation plans and the benefit from income subject to foreign tax rates that are lower than U.S. tax rates. Our effective tax rate of 33.1% for the nine months ended July 2, 2011 was lower than the statutory rate of 35% primarily due the benefit of currency translation adjustments related to closure of Coherent Finland's operations, the benefit of federal research and development tax credits, including additional credits reinstated from fiscal 2010 resulting from the enactment of the “Tax Relief, Unemployment Insurance Reauthorization and Jobs Creation Act of 2010,” the benefit of foreign tax credits, the benefits from life insurance proceeds and the unrealized gain on life insurance policy investments related to our deferred compensation plans and the benefit from income subject to foreign tax rates that are lower than U.S. tax rates. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, a valuation allowance against certain foreign deferred tax assets, state income taxes, limitations on the utilization of certain foreign losses, a currency translation adjustment related to a dividend from a foreign subsidiary and limitations on the deductibility of compensation under IRC Section 162(m).

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

As of July 2, 2011, the total amount of gross unrecognized tax benefits was $50.6 million of which $29.7 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefits were classified as other long-term liabilities in the condensed consolidated balance sheets.

Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of July 2, 2011, the total amount of gross interest and penalties accrued was $7.3 million, which is classified as other long-term liabilities in the condensed consolidated balance sheets.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 1999 are closed. The IRS has audited the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We received a notice of proposed adjustment (“NOPA”) from the IRS in October 2008 to decrease the amount of research and development credits generated in years 2000 and 2001. We have signed a Closing Agreement with the IRS which allows additional research and development credits for the years 2000 and 2001, respectively. Subsequent to our quarter end, the Joint Committee on Taxation approved this agreement. We have provided adequate tax reserves for any adjustments to these research and development credits for the years 2000 and 2001. This settlement will result in the closure of U.S. federal statutes of limitations for years through 2004. The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns. In our major state jurisdiction and our major foreign jurisdiction, the years subsequent to 2000 and 2004, respectively, currently remain open and could be subject to examination by the taxing authorities.

Management believes that it has adequately provided for any adjustments that may result from tax examinations. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving research and development credits, transfer pricing and various other matters. The Company estimates that the net unrecognized tax benefits and related interest at July 2, 2011 could be reduced by approximately $8 million to $13 million in the next 12 months. A significant portion of this range includes a net unrecognized tax benefit reduction resulting from the closure of U.S. federal statutes of limitations for years through 2004 based on the IRS settlement described above and will affect the Company's effective tax rate for the fiscal year 2011.

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

Deferred Income Taxes

As of July 2, 2011, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $65.6 million, which consists of tax credit carryovers, accruals and reserves, competent authority offset to transfer pricing tax reserves, employee stock-based compensation expenses, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $8.5 million as of July 2, 2011.  This amount includes an increase in the valuation allowance of approximately $1.6 million for the nine months ended July 2, 2011 as a result of changes in the expected realization of these assets for one of our foreign subsidiaries. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

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

The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales:
Commercial Lasers and Components	$74,970	$58,261	$208,564	$146,856
Specialty Laser Systems	135,912	108,411	386,309	291,738
Corporate and other	—	25	—	75
Total net sales	$210,882	$166,697	$594,873	$438,669

Income (loss) from operations:
Commercial Lasers and Components	$9,514	$3,667	$26,832	$368
Specialty Laser Systems	29,357	26,802	87,615	63,468
Corporate and other	(10,281)	(8,011)	(33,879)	(22,691)
Total income (loss) from operations	$28,590	$22,458	$80,568	$41,145

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

During the nine months ended July 2, 2011, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.

At July 2, 2011, we had $79.8 million of goodwill, $20.2 million of purchased intangible assets and $103.2 million of property and equipment on our condensed consolidated balance sheet.

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

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Three Months Ended
	July 2, 2011	July 3, 2010	Change	% Change
	(Dollars in thousands)

Bookings	$228,479	$180,570	$47,909	26.5%
Book-to-bill ratio	1.08	1.08	—	—%
Net sales—Commercial Lasers and Components	$74,970	$58,261	$16,709	28.7%
Net sales—Specialty Lasers and Systems	$135,912	$108,411	$27,501	25.4%
Gross profit as a percentage of net sales—Commercial Lasers and Components	40.4%	38.4%	2.0%	5.2%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	44.4%	48.1%	(3.7)%	(7.7)%
Research and development as a percentage of net sales	10.3%	11.0%	(0.7)%	(6.4)%
Income before income taxes	$29,356	$22,273	$7,083	31.8%
Net cash provided by operating activities	$18,390	$22,160	$(3,770)	(17.0)%
Days sales outstanding in receivables	61.2	53.1	8.1	15.3%
Third quarter inventory turns	3.2	3.7	(0.5)	(13.5)%
Capital spending as a percentage of net sales	5.3%	2.6%	2.7%	103.8%

	Nine Months Ended
	July 2, 2011	July 3, 2010	Change	% Change
	(Dollars in thousands)

Bookings	$699,609	$503,477	$196,132	39.0%
Book-to-bill ratio	1.18	1.15	0.03	2.6%
Net sales—Commercial Lasers and Components	$208,564	$146,856	$61,708	42.0%
Net sales—Specialty Lasers and Systems	$386,309	$291,738	$94,571	32.4%
Gross profit as a percentage of net sales—Commercial Lasers and Components	41.2%	36.5%	4.7%	12.9%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	45.7%	47.3%	(1.6)%	(3.4)%
Research and development as a percentage of net sales	10.3%	12.1%	(1.8)%	(14.9)%
Income before income taxes	$92,413	$43,244	$49,169	113.7%
Net cash provided by operating activities	$54,234	$68,339	$(14,105)	(20.6)%
Capital spending as a percentage of net sales	4.6%	2.3%	2.3%	100.0%

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

Bookings continued to be strong in the third quarter and nine months ended July 2, 2011, increasing 26.5% and 39.0%, respectively, from the same periods one year ago, led by a significant increase in the microelectronics market.

Microelectronics

Microelectronics bookings increased 67% compared to the same quarter one year ago and decreased 15% from our record bookings in the second quarter of fiscal 2011. The book-to-bill for the third quarter of fiscal 2011 was 1.16.

Orders from semiconductor capital equipment OEMs increased slightly compared to the second quarter of fiscal 2011, however there are signs that spending is slowing. Recent market data from a leading industry research group suggests 2012 capital equipment spending will decrease slightly compared to 2011. It is unclear whether the market is slowing to absorb capacity or if this is the beginning of a longer-term cycle. We continue to engage with customers to develop solutions for 20nm node deployment.

Advanced packaging bookings decreased from the record-setting results in the second quarter of fiscal 2011. The timing of large and/or annual orders impacted bookings in the third quarter of fiscal 2011, but the smartphone market remains strong, particularly for via drilling. The laser direct imaging business remains strong even though the large majority of the demand originates from any layer/HDI (high-density interconnect) boards for handhelds. We also believe three dimensional packaging of integrated circuits is gaining momentum and could draw on certain laser technologies.

Flat panel display orders were slightly lower than the record in the second quarter of fiscal 2011. Third quarter fiscal 2011 orders include $22 million of a record $77 million order we received for current and next generation flat panel display annealing lasers and optics. We expect that the remaining $55 million will be booked in accordance with our internal policies over the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012. Fulfillment of this order, combined with the projected long-term service requirements from the installed base and new system backlog, requires a series of investments by Coherent.

Materials Processing

Materials processing orders increased 7% compared to the same quarter one year ago and increased 11% from the second quarter of fiscal 2011. The book-to-bill for the third quarter of fiscal 2011 was 1.15.

Record-setting bookings in the third quarter of fiscal 2011 were fueled by a number of large annual buys. Marking and engraving was the largest submarket with record bookings for consumer goods applications including electronics, automotive and packaging. Orders for laser manufacturing tools, our fully integrated cutting and marking workstations, increased as we continue to gain traction in this marketplace.

We exhibited a number of new products for materials processing at the Lasers Munich trade fair. The pre-production version of our high power fiber laser was on display and we outlined our OEM strategy that is centered on a building block approach. This allows customers to purchase specific components without incurring pass-through costs on redundant components like water treatment or power supplies. There was also a MetaBeam tool equipped with an E-1000 CO2 laser demonstrating unprecedented speed and flexibility for cutting and marking of metals and organics.

OEM Components and Instrumentation

OEM Components and Instrumentation orders decreased 8% compared to the same quarter one year ago but increased 30% from the second quarter of fiscal 2011. The book-to-bill for the third quarter of fiscal 2011 was 1.04.

The increase in bookings from the second quarter of fiscal 2011 was primarily due to the timing of certain large orders. Customers that supply the clinical instrumentation market posted solid demand as emerging applications such as super resolution microscopy gained traction, however, research instrumentation orders have decreased due to the absence of stimulus funding. On a geographic basis, growth is coming from Asia and we are seeing first requests from domestic life sciences instrumentation companies in China.

The medical OEM market has been trending upwards as consumer spending improved over the last several quarters. Eye care has led the growth followed by aesthetic procedures. This has been accompanied by the emergence of a laser-based, home-care market utilizing semiconductor lasers for skin and hair treatment. While these trends are encouraging, we are cautious as to how macroeconomic factors influence discretionary spending.

Our defense business has also been growing as our customers capture programs and design wins. The proposed spending cuts for defense have influenced buying patterns, which are skewed towards a number of low volume orders. These are predominantly for target designation and non-lethal weaponry.

Scientific and Government Programs

Scientific and government programs orders increased 2% compared to the same quarter one year ago and increased 3% from the second quarter of fiscal 2011. The book-to-bill for the third quarter of fiscal 2011 was 0.87.

Strong orders for the Chameleon™ product line led scientific bookings in the third quarter of fiscal 2011 with demand evenly distributed between the U.S., Europe and Asia. The market for high-end amplifiers was also strong. In the U.S., demand was in-line with expectations for the post-ARRA period. Europe and Japan were unseasonably strong due to continued investment by Germany's DFG funding agency and our estimated market share gains in Japan.

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service contracts. Net sales for the third fiscal quarter increased 28.7% in our CLC segment and increased 25.4% in our SLS segment from the same quarter one year ago. Net sales for the first nine months of fiscal 2011 increased 42.0% in our CLC segment and increased 32.4% in our SLS segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the third quarter increased from 38.4% to 40.4% in our CLC segment and decreased from 48.1% to 44.4% in our SLS segment from the same quarter one year ago. Gross profit percentage for the first nine months of fiscal 2011 increased from 36.5% to 41.2% in our CLC segment and decreased from 47.3% to 45.7% in our SLS segment from the same period one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased to 10.3% from 11.0% in our third fiscal quarter and to 10.3% from 12.1% for the first nine months of fiscal 2011compared to the same periods one year ago.  For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

Net Cash Provided by Operating Activities

Net cash provided by operating activities shown on our Condensed Consolidated Statements of Cash Flows primarily represents the excess or shortfall of cash collected from billings to our customers and other receipts over cash paid to our vendors for expenses and inventory purchases to run our business.  We believe that cash flows from operations is an important performance indicator because cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth.  For a description of the reasons for changes in Net Cash Provided by Operating Activities refer to the “Liquidity and Capital Resources” section of this quarterly report.

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in working capital availability.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the third quarter of fiscal 2011 increased 8.1 days from the same quarter one year ago primarily due to higher content of current period revenue and related receivables in Asia (including Japan), where the payment periods are longer. It was also due in part to the DSO within this region being higher compared to the same period one year ago.

Annualized Inventory Turns

We calculate annualized inventory turns as the cost of sales during the quarter annualized and divided by net inventories at the end of the period. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the third quarter of fiscal 2011 decreased by 0.5 turns from the same quarter one year ago primarily due to increased inventory levels to support increased volumes and the impact of foreign exchange rates.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in information technology.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 5.3% from 2.6% for the third quarter and to 4.6% from 2.3% for the first nine months of fiscal 2011 compared to the same periods one year ago primarily due to building improvements and purchases of production-related assets to support higher sales volumes.

Japan

In March 2011, Japan experienced a significant earthquake, triggering a tsunami and nuclear accidents that resulted in widespread damage and business interruption. While we have not identified any material impact on our business and operations at this time and believe we have taken actions necessary to ensure our ability to deliver products to meet our customers' demands, we cannot predict what impact, if any, the current interruptions in Japan may have on our business and operations in the future.

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

On January 26, 2011, the Board of Directors authorized the repurchase of up to $75.0 million of our common stock over the next twelve months. On February 10, 2011, we announced that the Board had authorized the Company to repurchase up to 1,271,100 shares of its common stock through a modified “Dutch Auction” tender offer under this stock repurchase program, terminating no later than March 11, 2011. On March 14, 2011, we completed our tender offer, repurchased and retired 454,682 shares of outstanding common stock at a price of $59.00 per share for a total of $27.4 million, including expenses. During the quarter ended July 2, 2011, we repurchased and retired 285,600 shares of outstanding common stock at an average price of $50.87 per share for a total of $14.5 million, including expenses.

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

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.2%	55.4%	56.1%	56.5%
Gross profit	42.8%	44.6%	43.9%	43.5%
Operating expenses:
Research and development	10.3%	11.0%	10.3%	12.1%
Selling, general and administrative	18.0%	18.9%	19.0%	20.7%
Amortization of intangible assets	0.9%	1.2%	1.1%	1.4%
Total operating expenses	29.2%	31.1%	30.4%	34.2%
Income from operations	13.6%	13.5%	13.5%	9.3%
Other income (net)	0.3%	(0.1)%	2.0%	0.6%
Income before income taxes	13.9%	13.4%	15.5%	9.9%
Provision for income taxes	4.9%	4.8%	5.1%	3.7%
Net income	9.0%	8.6%	10.4%	6.2%

Net income for the third quarter of fiscal 2011 was $19.0 million ($0.74 per diluted share) including $2.1 million of after-tax stock-related compensation expense. Net income for the third quarter of fiscal 2010 was $14.4 million ($0.57 per diluted share) including $0.8 million of after-tax restructuring costs and $1.6 million of after-tax stock-related compensation expense. Net income for the first nine months of fiscal 2011 was $61.9 million ($2.42 per diluted share) including a $6.1 million gain primarily due to a non-recurring translation adjustment related to the dissolution of our Finland operations, $6.7 million of after-tax stock-related compensation expense and increased valuation allowances against deferred tax assets of $1.5 million. Net income for the first nine months of fiscal 2010 was $27.1 million ($1.08 per diluted share) including $2.6 million of after-tax restructuring costs, $5.0 million of after-tax stock-related compensation expense and $1.4 million net after-tax benefit related to a receipt from the settlement of litigation resulting from our internal stock option investigation.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	July 2, 2011		July 3, 2010
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$105,367	49.9%	$69,583	41.7%
OEM components and instrumentation	41,081	19.5%	40,101	24.1%
Materials processing	26,099	12.4%	23,317	14.0%
Scientific and government programs	38,335	18.2%	33,696	20.2%
Total	$210,882	100.0%	$166,697	100.0%

	Nine Months Ended
	July 2, 2011		July 3, 2010
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Microelectronics	$279,112	46.9%	$161,325	36.8%
OEM components and instrumentation	121,712	20.5%	111,408	25.4%
Materials processing	74,208	12.5%	58,371	13.3%
Scientific and government programs	119,841	20.1%	107,565	24.5%
Total	$594,873	100.0%	$438,669	100.0%

Quarterly

Net sales for the third quarter of fiscal 2011 increased by $44.2 million, or 27%, including an increase of $5.4 million due to the impact of foreign currency exchange rates, compared to the third quarter of fiscal 2010.  Sales increased in all four markets, with the largest increase in the microelectronics market.

The increase in the microelectronics market of $35.8 million, or 51%, was due to higher sales in flat panel display and advanced packaging applications. The increase in the OEM components and instrumentation market of $1.0 million, or 2%, was due primarily to higher shipments for bio-instrumentation and medical applications.  Sales in the materials processing market increased $2.8 million, or 12%, primarily due to higher shipments for marking and engraving applications. Sales in the scientific and government programs market increased $4.6 million, or 14%, primarily due to higher demand for advanced research applications used by university and government research groups in part due to last year's American Recovery and Investment Act of 2009 funding in the U.S.

Year-to-date

Net sales for the first nine months of fiscal 2011 increased by $156.2 million, or 36%, including an increase of $7.3 million due to the impact of foreign currency exchange rates, compared to the first nine months of fiscal 2010. Sales increased in all four markets, with the largest increase in the microelectronics market.

The increase in the microelectronics market of $117.8 million, or 73%, was primarily due to higher sales in flat panel display, advanced packaging and semiconductor applications. The increase in the OEM components and instrumentation market of $10.3 million, or 9%, was due primarily to higher shipments for bio-instrumentation, medical and machine vision applications. Sales in the material processing market increased $15.8 million, or 27%, primarily due to higher shipments for marking, cutting and drilling applications. Sales in the scientific and government programs market increased $12.3 million, or 11%, primarily due to higher demand for advanced research applications used by university and government research groups.

Although we continue to have a sizeable backlog of orders, $368.7 million at July 2, 2011, current market conditions make it difficult to predict future orders.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	July 2, 2011		July 3, 2010
	Amount	Percentage of total net sales	Amount	Percentage of total net sales

Consolidated:
Commercial Lasers and Components (CLC)	$74,970	35.6%	$58,261	35.0%
Specialty Lasers and Systems (SLS)	135,912	64.4%	108,411	65.0%
Corporate and other	—	—%	25	—%
Total	$210,882	100.0%	$166,697	100.0%

	Nine Months Ended
	July 2, 2011		July 3, 2010
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Commercial Lasers and Components (CLC)	$208,564	35.1%	$146,856	33.5%
Specialty Lasers and Systems (SLS)	386,309	64.9%	291,738	66.5%
Corporate and other	—	—%	75	—%
Total	$594,873	100.0%	$438,669	100.0%

Quarterly

Net sales for the third quarter of fiscal 2011 increased by $44.2 million, or 27%, compared to the third quarter of fiscal 2010, with increases of $16.7 million, or 29%, in our CLC segment and increases of $27.5 million, or 25%, in our SLS segment.

The increase in our CLC segment sales was primarily due to higher advanced packaging, materials processing and flat panel display application sales.  The increase in our SLS segment sales was primarily due to higher revenue for flat panel display, scientific and advanced packaging applications.

Year-to-date

Net sales for the first nine months of fiscal 2011 increased by $156.2 million, or 36%, compared to the first nine months of fiscal 2010, with increases of $61.7 million or 42%, in our CLC segment and increases of $94.6 million, or 32%, in our SLS segment.

The increase in our CLC segment sales was primarily due to higher advanced packaging, materials processing and flat panel display application sales. The increase in our SLS segment sales was primarily due to higher revenue for flat panel display, semiconductor, advanced packaging and scientific applications.

GROSS PROFIT

Consolidated

Our gross profit rate decreased to 42.8% in the third quarter of fiscal 2011 from 44.6% and increased to 43.9% from 43.5% in the first nine months of fiscal 2011 compared to the same periods one year ago.

The third quarter decrease of 1.8% in the gross profit rate was primarily due to unfavorable product mix (1.7%) due to lower margins within the microelectronics market as well as lower OEM components and instrumentation sales as a percentage of total sales and higher other costs (0.5%) due to releases of excess inventory provisions in the prior year and higher freight costs, partially offset by lower warranty costs (0.4%).

The 0.4% improvement in the gross profit rate during the first nine months of fiscal 2011 was primarily due to higher sales volumes and a lower manufacturing cost structure net of an unfavorable product mix partially due to lower margins within the microelectronics market as well as lower OEM components and instrumentation sales as a percentage of total sales.

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

Commercial Lasers and Components

The gross profit rate in our CLC segment increased to 40.4% in the third quarter of fiscal 2011 from 38.4% and increased to 41.2% from 36.5% in the first nine months of fiscal 2011 compared to the same periods one year ago.

The 2.0% third quarter increase in the gross profit rate was primarily due to favorable product costs (1.3%) due to favorable mix, lower restructuring costs (0.9%) and lower other costs (0.6%) primarily due to lower inventory provisions partially offset by higher warranty costs (0.8%) due to changes in mix of products sold.

The 4.7% improvement in gross profit rate during the first nine months of fiscal 2011 was primarily due to favorable product costs (3.1%) due to the impact of increased volumes and cost reduction efforts as well as favorable mix, lower other costs (1.0%) due to lower inventory provisions and lower restructuring costs (0.8%) partially offset by higher warranty costs (0.2%).

Specialty Lasers and Systems

The gross profit rate in our SLS segment decreased to 44.4% in the third quarter of fiscal 2011 from 48.1% and decreased to 45.7% from 47.3% in the first nine months of fiscal 2011 compared to the same periods one year ago.

The 3.7% third quarter decrease in the gross profit rate was primarily due to unfavorable product costs (3.7%) due to unfavorable product mix within the microelectronics market and the acquisition of Hypertronics net of the impact of increased volumes and cost reduction efforts and lower warranty and installation costs (1.0%) partially offset by higher other costs (1.0%) primarily due to higher inventory provisions and higher freight costs.

The 1.6% decrease in gross profit rate was primarily due to unfavorable product costs (1.1%) due to unfavorable mix within the microelectronics market and the acquisition of Hypertronics net of the impact of increased volumes and cost reduction efforts and higher other costs (0.7%) due to higher inventory provisions and higher freight costs partially offset by lower warranty costs (0.2%).

OPERATING EXPENSES:

	Three Months Ended
	July 2, 2011		July 3, 2010
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$21,738	10.3%	$18,264	11.0%
Selling, general and administrative	37,983	18.0%	31,584	18.9%
Amortization of intangible assets	1,851	0.9%	2,041	1.2%
Total operating expenses	$61,572	29.2%	$51,889	31.1%

	Nine Months Ended
	July 2, 2011		July 3, 2010
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$61,514	10.3%	$53,162	12.1%
Selling, general and administrative	113,040	19.0%	90,727	20.7%
Amortization of intangible assets	6,203	1.1%	5,958	1.4%
Total operating expenses	$180,757	30.4%	$149,847	34.2%

Research and development

Quarterly

Research and development (“R&D”) expenses increased $3.5 million, or 19%, during the third fiscal quarter ended July 2, 2011 compared to the same quarter one year ago.  The increase was primarily due to higher payroll spending ($1.2 million) due to increased headcount and higher performance-related compensation, the acquisitions of Hypertronics in the second quarter of fiscal 2011 and Beam Dynamics in the middle of the third quarter of fiscal 2010 ($0.7 million), higher project spending ($0.6 million), the impact of foreign currency exchange rates ($0.5 million), lower net reimbursements from customers for development projects ($0.3 million), higher charges for increases in deferred compensation plan liabilities ($0.1 million) and higher stock-related compensation expense ($0.1 million). On a segment basis as compared to the prior year period, CLC spending increased $1.0 million primarily due to higher payroll spending and the acquisition of Beam Dynamics in the middle of the third quarter of fiscal 2010 partially offset by savings from the closure of the Montreal facility. SLS research and development spending increased $2.2 million primarily due to higher payroll spending, lower net reimbursements from customers for development projects and the acquisition of Hypertronics in the second quarter of fiscal 2011. Corporate and other spending increased $0.3 million due to higher payroll spending, higher charges for increases in deferred compensation plan liabilities and higher stock-related compensation expense.

Year-to-date

R&D expenses increased $8.4 million, or 16% during the nine months ended July 2, 2011 compared to the same period one year ago. The increase for the first nine months was primarily due to higher payroll spending ($6.6 million) due to increased headcount and higher performance-related compensation, the acquisitions of Beam Dynamics in the middle of the third quarter of fiscal 2010 and Hypertronics in the second quarter of fiscal 2011 ($1.9 million), higher charges for increases in deferred compensation plan liabilities ($0.4 million), lower net reimbursements from customers for development projects ($0.2 million) and higher stock-related compensation expense ($0.1 million) partially offset by lower restructuring costs ($0.7 million) and lower other net spending ($0.1 million). On a segment basis for the first nine months of fiscal 2011 as compared to the prior year period, CLC project spending increased $2.2 million primarily due to higher payroll spending and the acquisition of Beam Dynamics in the third quarter of fiscal 2010 as well as higher spending on projects. SLS research and development spending increased $4.9 million primarily due to higher payroll spending, higher project spending and the acquisition of Hypertronics in the second quarter of fiscal 2011. Corporate and other spending increased $1.3 million primarily due to higher payroll spending, higher charges for increases in deferred compensation plan liabilities and higher stock-related compensation expense.

Selling, general and administrative

Quarterly

Selling, general and administrative (“SG&A”) expenses increased $6.4 million or 20%, during the third fiscal quarter ended July 2, 2011 compared to the same quarter one year ago.  The increase was primarily due to $2.0 million higher payroll spending due to higher performance-related compensation spending, higher headcount and increased salaries, the impact of foreign currency exchange rates ($1.3 million), $1.1 million higher stock-related compensation expense, the acquisition of Hypertronics in the second quarter of fiscal 2011 ($0.7 million), higher spending on tradeshows ($0.7 million), $0.5 million higher charges for increases in deferred compensation plan liabilities with the related earnings for increases in deferred compensation plan assets recorded in other income (expense) and higher other net spending ($0.6 million) partially offset by lower restructuring costs ($0.5 million). On a segment basis as compared to the prior year period, CLC spending increased $1.1 million primarily due to higher payroll spending and higher spending on tradeshows partially offset by lower restructuring costs. SLS segment expenses increased $3.5 million primarily due to higher payroll spending, the impact of foreign exchange rates and the acquisition of Hypertronics.  Spending for Corporate and other increased $1.8 million primarily due to higher stock-related compensation expense, higher payroll spending and higher charges for increases in deferred compensation plan liabilities.

Year-to-date

SG&A expenses increased $22.3 million, or 25%, during the nine months ended July 2, 2011 compared to the same period one year ago. The increase for the first nine months was primarily due to $11.1 million higher payroll spending due to higher performance-related compensation spending, higher headcount and increased salaries, $2.7 million higher stock-related compensation expense, $2.4 million higher charges due to increases in deferred compensation plan liabilities with the related earnings for increases in deferred compensation plan assets recorded in other income (expense), a $2.2 million net receipt from the settlement of litigation resulting from our internal stock option investigation in the first quarter of fiscal 2010, the acquisitions of Hypertronics in the second quarter of fiscal 2011 and Beam Dynamics in the third quarter of fiscal 2010 ($1.7 million), $3.5 million higher other variable spending and the impact of foreign currency exchange rates ($0.4 million) partially offset by lower restructuring costs ($1.7 million). On a segment basis for the first nine months of fiscal 2011 as compared to the prior year period, CLC spending increased $3.5 million primarily due to higher performance-related compensation spending partially offset by lower restructuring costs. SLS segment expenses increased $9.4 million primarily due to higher performance-related compensation spending, the acquisition of Hypertronics and higher other variable spending. Spending for Corporate and other increased $9.4 million primarily due to higher stock-related compensation expense, higher charges due to increases in deferred compensation plan liabilities, the net receipt from the settlement of litigation resulting from our internal stock option investigation in the first quarter of fiscal 2010 and higher variable compensation spending.

Amortization of intangible assets

Amortization of intangible assets decreased $0.2 million in the three months ended July 2, 2011and increased $0.2 million in the nine months ended July 2, 2011 compared to the same periods last year. The quarterly decreases was primarily due to the completion of amortization of intangibles from older acquisitions partially offset by amortization of intangibles from the acquisition of Hypertronics in the second quarter of fiscal 2011 and Beam Dynamics in the third quarter of fiscal 2010. The year-to-date increase was primarily due to amortization of intangibles from the acquisition of Hypertronics in the second quarter of fiscal 2011 and Beam Dynamics in the third quarter of fiscal 2010 partially offset by completion of amortization of intangibles from older acquisitions.

OTHER INCOME (EXPENSE) — NET

Other income, net of other expense, increased $1.0 million and $9.7 million during the three and nine months ended July 2, 2011 compared to the same periods one year ago. The quarterly increase was primarily due to higher gains, net of expenses, on our deferred compensation plan assets ($0.6 million) and higher net foreign exchange gains ($0.6 million) partially offset by lower interest expense ($0.1 million). The increase for the first nine months of fiscal 2011 was primarily due to the $6.5 million non-recurring translation adjustment related to the dissolution of our Finland operations, higher gains, net of expenses, including a $1.5 million death benefit on our deferred compensation plan assets ($4.1 million) and lower net foreign exchange losses ($0.4 million) partially offset by lower interest income ($1.1 million) due to interest on a tax refund in the second quarter of fiscal 2010.

INCOME TAXES

The effective tax rate for the third quarter of fiscal 2011 of 35.2% was higher than the statutory rate of 35% primarily due to limitations on the utilization of certain foreign losses, deemed dividend inclusions under the Subpart F tax rules, state income taxes, a currency translation adjustment related to a dividend from a foreign subsidiary and limitations on the deductibility of compensation under IRC Section 162(m). These amounts are partially offset by the benefit of foreign tax credits, the benefit of federal research and development tax credits, the benefit from the unrealized gain on life insurance policy investments related to our deferred compensation plans and the benefit from income subject to foreign tax rates that are lower than U.S. tax rates. The effective tax rate of 33.1% for the nine months ended July 2, 2011 was lower than the statutory rate of 35% primarily due to the benefit of currency translation adjustments related to closure of Coherent Finland's operations, the benefit of federal research and development tax credits, including additional credits reinstated from fiscal 2010 resulting from the enactment of the “Tax Relief, Unemployment Insurance Reauthorization and Jobs Creation Act of 2010,” the benefit of foreign tax credits, the benefits from life insurance proceeds and the unrealized gain on life insurance policy investments related to our deferred compensation plans and the benefit from income subject to foreign tax rates that are lower than U.S. tax rates. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, a valuation allowance against certain foreign deferred tax assets, state income taxes, limitations on the utilization of certain foreign losses, a currency translation adjustment related to a dividend from a foreign subsidiary and limitations on the deductibility of compensation under IRC Section 162(m).

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

DEFERRED INCOME TAXES

As of July 2, 2011, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $65.6 million, which consists of tax credit carryovers, accruals and reserves, competent authority offset to transfer pricing tax reserves, employee stock-based compensation expenses, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $8.5 million as of July 2, 2011.  This amount includes an increase in the valuation allowance of approximately $1.6 million for the nine months ended July 2, 2011 as a result of changes in the expected realization of these assets for one of our foreign subsidiaries. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

At July 2, 2011, we had assets classified as cash and cash equivalents, as well as time deposits and fixed income securities classified as short-term investments, in an aggregate amount of $267.4 million, compared to $263.4 million at October 2, 2010. At July 2, 2011, we held these types of assets outside the U.S. in certain of our foreign operations totaling approximately $147.1 million. If these cash and cash equivalents were distributed to the U.S., we may be subject to additional U.S. taxes. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds and sovereign debt in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.

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

	Nine Months Ended
	July 2, 2011	July 3, 2010
	(in thousands)
Net cash provided by operating activities	$54,234	$68,339
Sales of shares under employee stock plans	32,432	19,416
Repurchase of common stock	(41,938)	(16,752)
Capital expenditures	(27,448)	(10,117)
Acquisition of businesses, net of cash acquired	(14,589)	(20,745)

Net cash provided by operating activities decreased by $14.1 million for the first nine months of fiscal 2011 compared to the same period one year ago. The decrease in cash provided by operating activities was primarily due to lower cash flows from inventories and other current liabilities partially offset by higher net income. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

On January 26, 2011, the Board of Directors authorized the repurchase of up to $75.0 million of our common stock over the next twelve months. On February 10, 2011, we announced that the Board of Directors had authorized the Company to repurchase up to 1,271,100 shares of our common stock through a modified “Dutch Auction” tender offer, following the completion or termination of the tender offer, under our stock repurchase program. On March 14, 2011, we completed our tender offer, repurchased and retired 454,682 shares of outstanding common stock at a price of $59.00 per share for a total of $27.4 million including expenses. During the quarter ended July 2, 2011, we repurchased and retired 285,600 shares of outstanding common stock at an average price of $50.87 per share for a total of $14.5 million, including expenses.
Such repurchases were accounted for as a reduction in additional paid in capital.

During fiscal year 2008, we initiated restructuring plans to decrease costs by consolidating facilities and by reducing our workforce. As of July 2, 2011, we had made payments in connection with the restructuring plans in the amount of $27.2 million. We completed payments for substantially all anticipated costs related to the restructuring plans in the third quarter of fiscal 2011.

Additional sources of cash available to us were international and domestic lines of credit and bank credit facilities totaling $56.8 million as of July 2, 2011, of which $54.6 million was unused and available. These credit facilities were used in Europe during the first nine months of fiscal 2011 as guarantees. Our domestic line of credit consists of a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2012 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic line of credit and $2.2 million has been used of the international lines as of July 2, 2011.

Our ratio of current assets to current liabilities was 3.7:1 at July 2, 2011 compared to 4.1:1 at October 2, 2010. The decrease in our ratio from October 2, 2010 to July 2, 2011 is primarily due to increases in other current liabilities.  Our cash and cash equivalents, short-term investments, restricted cash, working capital and total debt obligations are as follows:

	July 2, 2011	October 2, 2010
	(in thousands)
Cash and cash equivalents	$199,681	$245,380
Short-term investments	67,758	17,391
Restricted cash, current	—	625
Working capital	468,910	410,597
Total debt obligations	37	51

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, asset retirement obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 2, 2010. There have been no material changes in contractual obligations since October 2, 2010, with the exception of increased inventory purchases to support new customer orders and commitments to support our announced investment in additional production capacity. Information regarding our other financial commitments at July 2, 2011 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the first nine months of fiscal 2011 was $54.2 million, which included net income of $61.9 million, depreciation and amortization of $21.1 million, decreases in net deferred tax assets of $17.2 million due to utilization of tax credits and stock-based compensation expense of $9.5 million partially offset by cash used by operating assets and liabilities of $45.0 million, a non-recurring translation adjustment related to the dissolution of our Finland operations of $6.5 million and $4.0 million other.

Cash used in investing activities during the first nine months of fiscal 2011 was $91.2 million, which included $50.1 million net purchases of available-for-sale securities, $27.1 million used to acquire property and equipment and improve buildings and $14.6 million used to acquire Hypertronics partially offset by decreases in restricted cash of $0.6 million.

Cash used by financing activities during the first nine months of fiscal 2011 was $8.4 million, which included $41.9 million used to repurchase our common stock partially offset by $32.4 million generated from our employee stock option and stock purchase plans and $1.1 million other.

Changes in exchange rates during the first nine months of fiscal 2011 used $0.3 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at July 2, 2011, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At July 2, 2011, the fair value of our available-for-sale debt securities was $67.3 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $276,000 and $(8,000), respectively, at July 2, 2011.

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

The following table provides information about our foreign exchange forward contracts at July 2, 2011. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at July 2, 2011 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Euro	1.4431	$(32,227)	$(32,312)
Japanese Yen	80.307	$(9,912)	$(9,854)
Canadian Dollar	1.0260	$(1,309)	$(1,323)
British Pound	1.6397	$6,962	$6,799
Korean Won	1,087.500	$5,793	$5,904
Chinese Renminbi	6.4795	$2,209	$2,205

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of July 2, 2011 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended July 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Control

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Income Tax Audits

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 1999 are closed. The IRS has audited the research and development credits generated in the years 1999 through 2001 and carried forward to future tax years. We received a notice of proposed adjustment (“NOPA”) from the IRS in October 2008 to decrease the amount of research and development credits generated in years 2000 and 2001. We have signed a Closing Agreement with the IRS which allows additional research and development credits for the years 2000 and 2001, respectively. Subsequent to our quarter end, the Joint Committee on Taxation approved this agreement. We have provided adequate tax reserves for any adjustments to these research and development credits for the years 2000 and 2001. This settlement will result in the closure of U.S. federal statutes of limitations for years through 2004. The IRS has also indicated that it may consider an audit of our 2005 and 2006 tax returns. In our major state jurisdiction and our major foreign jurisdiction, the years subsequent to 2000 and 2004, respectively, currently remain open and could be subject to examination by the taxing authorities. We believe that we have provided adequate reserves for any adjustments that may be determined by the tax authorities.

Management believes that it has adequately provided for any adjustments that may result from tax examinations. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving research and development credits, transfer pricing and various other matters. The Company estimates that the net unrecognized tax benefits and related interest at July 2, 2011 could be reduced by approximately $8 million to $13 million in the next 12 months. A significant portion of this range includes a net unrecognized tax benefit resulting from the closure of U.S. federal statutes of limitations for years through 2004 based on the IRS settlement described above and will affect the Company's effective tax rate for the fiscal year 2011.
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

•	timing or cancellation of customer orders and shipment scheduling;

•	fluctuations in our product mix;

•	the ability of our customers' suppliers to provide sufficient material to support our customers' products;

•	currency fluctuations;

•	commodity pricing;

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	our ability to manage our capacity and that of our suppliers;

•	our increased reliance on domestic and foreign contract manufacturing;

•	delay of achievement of our footprint consolidation effort;

•	the rate of market acceptance of our new products;

•	the ability of our customers to pay for our products;

•	expenses associated with acquisition-related activities;

•	seasonal sales trends;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	our ability to control expenses;

•	the level of capital spending of our customers;

•	potential excess and/or obsolescence of our inventory;

•	costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business;

•	costs related to acquisitions of technology or businesses;

•	impairment of goodwill, intangible assets and other long term assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	costs and expenses from litigation;

•	the availability of research funding by governments with regard to our customers in the scientific business, such as universities;

•	continued government spending on defense-related projects where we are a subcontractor;

•	government support of the alternative energy industries, such as solar;

•	maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

•	changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

•	the future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies; and

•	distraction of management related to acquisition or divestment activities.

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

We depend on sole source or limited source suppliers, both internal and external, for some of our key components and materials, including exotic materials, certain cutting-edge optics and crystals, in our products, which make us susceptible to supply shortages or price fluctuations that could adversely affect our business.

We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers, both internal and external. Our failure to timely receive these key components and materials, such as the large optics used in our flat panel display manufacturing applications could cause delays in the shipment of our products. Some of these suppliers are relatively small private companies that may discontinue their operations at any time and which may be particularly susceptible to prevailing economic conditions. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions and we do not have guaranteed supply arrangements with many of these suppliers. We may fail to obtain these supplies in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products. We would experience further delays while identifying, evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. We continue to consolidate our supply base and move supplier locations. When we transition locations we may increase our inventory of such products as a “safety stock” during the transition, which may cause the amount of inventory reflected on our balance sheet to increase. Additionally, many of our customers rely on sole source suppliers. In the event of a disruption of supply, orders from our customers could decrease or be delayed. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, or our failure to properly manage these moves, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

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

For the three and nine months ended July 2, 2011, 77% and 74%, respectively, of our net sales were derived from customers outside of the United States. For fiscal 2010, fiscal 2009 and fiscal 2008, 67%, 66% and 68%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our revenues in the foreseeable future. For the three and nine months ended July 2, 2011, 17% and 20%, respectively, of our net sales were from customers in Japan.

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

Our operations would be seriously harmed if our logistics or facilities or those of our suppliers, our customers' suppliers or our contract manufacturers were to experience catastrophic loss.

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

In March 2011, Japan experienced a significant earthquake, triggering a tsunami that resulted in widespread damage and business interruption. While we have not identified any material impact on our business and operations at this time and believe we have taken actions necessary to ensure our ability to deliver products to meet our customers' demands, we cannot predict what impact, if any, the current interruptions in Japan may have on our business and operations in the future

Provisions of our charter documents and Delaware law, and our Change-of-Control Severance Plan may have anti-takeover effects that could prevent or delay a change in control.

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

For the three and nine months ended July 2, 2011, our research and development expenses were $21.7 million (10.3% of net sales) and $61.5 million (10.3% of net sales), respectively. For our fiscal years 2010, 2009 and 2008, our research and development costs were $72.4 million (12.0% of net sales), $61.4 million (14.1% of net sales) and $74.3 million (12.4% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchases during the three months ended July 2, 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
April 3, 2011 - April 30, 2011	—	—	—	$48,174,000
May 1, 2011 - May 28, 2011	—	—	—	$48,174,000
May 29, 2011 - July 2, 2011	285,600	$50.87	285,600	$33,645,000
Total	285,600	$50.87	285,600	$33,645,000

(1) On January 26, 2011, we announced that the Board of Directors had authorized the repurchase of up to $75.0 million of our common stock.  The timing and size of any purchases will be subject to market conditions. The program is authorized for 12 months from the date of authorization.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1‡	Form of RSU Agreement for members of the Board of Directors under the Company's 2011 Equity Incentive Plan.

10.2‡	Form of Option Agreement for members of the Board of Directors under the Company's 2011 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

‡     Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.
*    In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

COHERENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coherent, Inc.
(Registrant)

Date:	August 10, 2011	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2011	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1‡	Form of RSU Agreement for members of the Board of Directors under the Company's 2011 Equity Incentive Plan.

10.2‡	Form of Option Agreement for members of the Board of Directors under the Company's 2011 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

‡     Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.

*    In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.