Form 10-K
period 2011-09-30
COHERENT INC
filed 2011-11-30
CIK 21510

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 1, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-33962
___________________________________________________
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
Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 25, 2011, 23,594,170 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported on the NASDAQ Global Select Market on April 1, 2011, of Coherent, Inc., held by nonaffiliates was approximately $1,148,000,000. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. This determination of affiliate status is not necessarily conclusive.
DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the registrant's fiscal 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K to the extent stated herein. The Proxy Statement or an amended report on Form 10-K will be filed within 120 days of the registrant's fiscal year ended

Use these links to rapidly review the document

PART IV

October 1, 2011.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report contains forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•expansion into, and financial returns from, new markets;

•optimization of financial returns;

•maintenance and development of current and new customer relationships;

•enhancement of market position through existing or new technologies;

•optimization of product mix;

•	future trends in microelectronics, scientific research and government programs, OEM components and instrumentation and materials processing;

•utilization of vertical integration;

•adoption of our products or lasers generally;

•applications and processes that will use lasers, including the suitability of our products;

•capitalization on market trends;

•alignment with current and new customer demands;

•emergence of OLED technology;

•use of lasers in the manufacture of solar cells;

•positioning in the marketplace and gains of market share;

•leadership position;

•design and development of products, services and solutions;

•control of supply chain and partners;

•realization of restructuring benefits;

•establishment of global sourcing function;

•protection of intellectual property rights;

•cancellation rates;

•employees recruiting and retention;

•compliance with environmental and safety regulations;

•net sales and operating results;

•variations in stock price;

•research and development expenditures and benefits;

•market acceptance of products;

•conversion of bookings to net sales;

•flat panel displays orders;

•trends in the instrumentation market;

•sufficiency and management of cash, cash equivalents and investments;

•acquisition efforts and associated potential capital commitments;

•accounting for goodwill and intangible assets, inventory valuation, warranty reserves and taxes; and

•	future net revenue.

In addition, we include forward-looking statements under the "Our Strategy" and "Future Trends" headings set forth below in "Business" and under the "Bookings and Book-to-Bill Ratio" heading set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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

PART I

ITEM 1.    BUSINESS
GENERAL
Business Overview
Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2011, 2010 and 2009 ended on October 1, October 2, and October 3, respectively, and are referred to in this annual report as fiscal 2011, fiscal 2010 and fiscal 2009 for convenience. Fiscal years 2011 and 2010 included 52 weeks; fiscal year 2009 included 53 weeks.
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
Effective as of the beginning of the first quarter of fiscal 2009, we moved our diode pumped solid state ("DPSS") Germany and Crystal product families from the CLC segment into the SLS segment. This concentrated all DPSS product families in the SLS segment. All reporting has been aligned to reflect the revised reportable operating segments (CLC and SLS) and prior periods have been restated. See additional discussion in Note 18 "Segment and Geographic Information" of our Notes to Consolidated Financial Statements under Item 15 of this Annual Report on Form 10-K.
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
There are many types of lasers and one way of classifying them is by the material or medium used to create the lasing action. This can be in the form of a gas, liquid, semiconductor or solid state crystal. Lasers can also be classified by their output wavelength: ultraviolet, visible, infrared or wavelength tunable. We manufacture all of these laser types. There are also many options in terms of pulsed output versus continuous wave, pulse duration, output power, beam dimensions, etc. In fact, each application has its specific requirements in terms of laser performance. The broad technical depth at Coherent enables us to offer a diverse set of product lines characterized by lasers targeted at growth opportunities and key applications. In all cases, we aim to be the supplier of choice by offering a high-value combination of superior technical performance and high reliability.
Photonics has taken its place alongside electronics as a critical enabling technology for the twenty-first century. Photonics based solutions are entrenched in broad industries that include industrial automation, textile processing, microelectronics, flat panel displays and medical diagnostics, with adoption continuing in ever more diverse applications. Growth in these applications stems from two sources. First, there are many applications where the laser is displacing conventional technology because it can do the job faster, better or more economically. Second, there are new applications where the laser is the enabling tool that makes the work possible (e.g., the production of sub 50 micron microvias) used in the manufacture of high density printed circuit boards found in the latest smartphones and tablet computers.
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

•
Focus on long-term improvement of adjusted EBITDA, in dollars and as a percentage of net sales—We define adjusted EBITDA as operating income adjusted for depreciation, amortization, stock compensation expenses, major restructuring costs and certain other non-operating income and expense items. Key initiatives to reach our goals for EBITDA improvements include utilization of our Asian manufacturing locations, rationalizing our supply chain and continued leveraging of our infrastructure.

APPLICATIONS
Our products address a broad range of applications that we group into the following markets: Microelectronics, Scientific Research and Government Programs, OEM Components and Instrumentation and Materials Processing.
Microelectronics
Nowhere is the trend towards miniaturization more prevalent than in the Microelectronics market where smart phones, tablets, ultrabooks, personal computers ("PC's") and televisions ("TV's") are driving advances in displays, integrated circuits and printed circuit boards ("PCB's"). In response to market demands and expectations, semiconductor and device manufacturers are continually seeking to improve their process and design technologies in order to manufacture smaller, more powerful and more reliable devices at lower cost. New laser applications and new laser technologies are a key element in delivering higher resolution and higher precision at lower manufacturing cost.
We support four major markets in the microelectronics industry: (1) flat panel display manufacturing, (2) advanced packaging and interconnects, (3) semiconductor front-end, and (4) solar cell production and other emerging processes.
Microelectronics—flat panel display manufacturing
The high-volume consumer market is driving the production of flat panel displays ("FPDs") in applications such as mobile telephones, tablets, ultrabooks, laptop computers, television monitors, digital cameras, personal digital assistants ("PDAs") and car navigation systems. There are several types of established and emerging displays based on quite different technologies, including plasma ("PDP"), liquid crystal ("LCD") and organic polymers ("OLED"). Lasers have found applications in each of these technologies given that the laser provides higher process speed, better yield, improved battery life, lower cost and/or superior display brightness and resolution.
Several display types require a high-density pattern of silicon Thin Film Transistors ("TFTs"). If this silicon is polycrystalline, the performance is greatly enhanced. In the past, these polysilicon layers could only be produced on expensive special glass at high temperatures. However, excimer based processes, such as excimer laser annealing ("ELA") have allowed high-volume production of low-temperature polysilicon ("LTPS") on conventional glass substrates. Our excimer lasers provide an invaluable solution for LTPS because they are the only industrial-grade excimer lasers with the high pulse energy optimized for this application. The current state-of-the-art product for this application is our excimer VYPER laser, which delivers over 1000W of power, enabling customers to scale to current Generation 5 & 5.5 substrates and in the near future up to Generation 8 sizes, when coupled with our latest 750mm length Line Beam optical delivery system (LB-750). These systems are integral to the manufacturing process on all leading LTPS based smartphone displays, with the highest commercially available pixel densities of greater than 300 pixels per inch (ppi) and hold the potential for widespread deployment in tablet computing and future OLED TV manufacturing.
Our AVIA and DIAMOND lasers are also used in other production processes for FPDs. These processes include drilling, cutting, patterning, marking and yield improvement.
Lasers have also become a valuable tool in high-brightness (HB) LED manufacturing, improving LED performance and yield. LED has seen rapid growth in the last year due to widespread adoption as the light source in all categories of LCD displays, from phones all the way to full size TV's. Our lasers are used in the back-end processing of HB-LEDs.
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
Today's higher energy costs have led to heightened interest in solar panels. The interest in solar cell technology coupled with the intense focus on improving cell efficiency, is driving the adoption of laser technology in the manufacturing of solar cells. Our lasers, such as AVIA, Paladin, Matrix and Talisker, are used in the production of solar panels with applications such as dopant activation in the Crystalline Silicon (C:Si) cells and transparent conductive oxide ("TCO") scribing purposes in Thin Film designs.
We have introduced a number of complete solutions for certain processes in the manufacturing of solar cells including the Coherent Equinox laser system and the Aethon laser system. These systems are based on Coherent lasers and can be used in a production or process development environment.
Scientific research and government programs
We are widely recognized as a technology innovator and the scientific market has historically provided an ideal "test market" for our leading-edge innovations. These have included ultrafast lasers, DPSS lasers, continuous-wave ("CW") systems, excimer gas lasers and water-cooled ion gas lasers. Our portfolio of lasers that address the scientific research market is broad and includes our Chameleon, COMPexPro, Evolution, Legend, Libra, MBD, MBR, Micra, Mira, Mantis and Verdi lasers. Many of the innovations and products pioneered in the scientific marketplace have become commercial successes for both our OEM customers and us.
We have a large installed base of scientific lasers which are used in a wide range of applications spanning virtually every branch of science and engineering. These applications include biology and life science, engineering, physical chemistry and physics. Most of these applications require the use of ultrafast lasers that enable the generation of pulses short enough to be measured in attoseconds (10-18 seconds). Because of these very short pulse durations, ultrafast lasers enable the study of fundamental physical and chemical processes with temporal resolution unachievable with any other tool. These lasers also deliver very high peak power and large bandwidths, which can be used to generate many exotic effects. Some of these are now finding their way into mainstream applications, such as microscopy or materials processing. In fact, the use of ultrafast lasers such as the Chameleon in microscopy is now a common occurrence in bio-imaging labs.
OEM components and instrumentation
Instrumentation is one of our more mature commercial applications. Representative applications within this market include bio-instrumentation, medical OEMs, graphic arts and display and machine vision. We also support the laser-based instrumentation market with a range of laser-related components, including diode lasers for optical pumping. Some of our OEM component business includes sales to other, less integrated laser manufacturers participating in OEM markets such as materials processing, scientific, and medical.
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
Our high power industrial laser systems are used for cutting, cladding and hardening of metals, joining materials, and other materials processing applications. Other applications include welding of plastics and direct metal welding.
Our Semiconductor business provides higher power arrays with powers in excess of 50Kilowatts through its proprietary cooling and stacking technology. This unique technology provides the engine for both our Highlight direct diode systems as well as our upcoming kW class fiber laser. Complementing our high power solid state lasers is our industry leading DIAMOND E1000 CO2 laser. Introduced in 2009, this laser remains in high demand due to its high power, small size and completely sealed design - all ideal for material processing.
Combining the high power Direct Diode, Fiber and CO2 offerings with our MetaBeam 1000 flatbed cutting tool provides a strong, compelling four-pronged approach to meeting the needs of our diverse materials processing customers.
In 2010 we acquired Beam Dynamics, Inc., a manufacturer of flexible laser cutting tools for the materials processing market. These tools, when combined with Coherent's medium to high power CO2 lasers, offer a unique blend of performance and precision in a small lightweight tool for cutting of metals and non-metals. Enabled with the DIAMOND E1000, the new METABEAM 1000 offers the industry's most compact 1kW tool, with tools footprints at least 50% smaller than competitive designs. Operating costs, due to the sealed nature of the DIAMOND series of CO2 lasers are 75% less than similar, but larger tools.
We also participate in the low to medium power area, including such applications as the cutting, drilling and joining of host of materials using our DIAMOND CO2 lasers; Highlight FAP semiconductor lasers in OEM opportunities and direct end user applications with the lower power OMNIBEAM and METABEAM cutting tools; applications including cutting, perforating and scoring of paper, thin metals and packaging materials; and various cutting and patterning applications in the textile, wood and sign industries. In the specific area of textiles and clothing, our DIAMOND lasers service older applications, such as cutting complex shapes in leather for footwear, as well as newer applications such as creating detailed fade patterns on designer denims.
Laser marking and coding are generally considered part of the precision materials processing applications market for which we remain a leading supplier. One such area where applications are growing rapidly is the displacement of ink-jet coding due to both aesthetic and environmental pressures. The optimum choice of laser depends on the material being marked, whether it is a surface mark (engraved) or a sub-surface mark, and the specific economics of the application. We provide lasers for all important marking applications. Our DIAMOND C and GEM Series of CO2 lasers provide many systems manufacturers with a reliable cost effective source for marking and engraving on non-metals. In addition, our Matrix product line of reliable, compact and low-cost diode pumped solid state lasers provides an ideal solution for marking of other materials in high volume manufacturing.
FUTURE TRENDS
Microelectronics
Lasers are widely used in mass production microelectronics applications largely because they enable entirely new application capabilities that cannot be realized by any other known means. These laser-based fabrication and testing methods provide a level of precision, typically on a micrometer and nanometer level, that are unique, faster, are touch free, deliver superior end products, increase yields, and/or cut production costs. We anticipate this trend to continue, driven primarily by the increasing sophistication of consumer electronic goods and their convergence via the internet, resulting in increasing demand for better displays, more bandwidth and memory, while at the same time consuming less power. Although this market follows the macro-economic trends and carries inherit risks, we believe that Coherent is well positioned to continue to capitalize on the current market trends and that we will see continued increased adoption of our pulsed fiber, solid-state, CO2, direct diode and excimer lasers, as all these lasers enable entirely new applications, performance improvements and reduced process costs.
LTPS based high resolution mobile displays (greater than 300ppi), and especially the emergence of OLED technology, look set to dominate the FPD technology trends of the future. We believe we are well positioned, especially with our Vyper Excimer lasers and LB optical systems, to take advantage of this trend, including the possibility of LTPS based OLED TVs. CO2, Avia, Talisker and direct diode lasers all seem aligned with the need for related FPD touch panel, thin film cutting, light guide technology, frit welding and glass cutting applications.
Semiconductor devices look set to continue Moore's Law, shrinking device geometries for at least another decade, as well as expanding vertically into new 3D structures. As a result we believe our many deep UV laser sources (such as Paladin, Avia, Talisker, ExiStar and Matrix) will continue to find increasing adoption, since their unique optical properties align well with the process demands of a nanometer scale world.
The same lasers plus CO2 are also widely adopted for back end Advanced Packaging and Interconnect (API) applications. With dimension roadmaps showing a decade of dimension shrink on PCBs, interconnects, Silicon & LED scribe widths and glass thickness, we believe that our portfolio of lasers aligns well with these demands as well as new processes that seem likely to be enabled by our lasers, to meet the increasing demands and decreasing tolerances of these markets.
The short term outlook for solar is uncertain given the global economy, credit availability and the significant oversupply of cell production that exists at this time. The longer term outlook for this ultimate clean, free and abundant source of energy is expected to be strong; however, the timing is uncertain. We believe that the vast majority of leading solar cell manufacturers have laser based processes on their roadmap to enable higher conversion efficiencies. Lasers provide a touch-free manufacturing process on increasingly fragile substrates (as they get thinner). They also hold the promise of lower manufacturing costs and higher yield for certain process steps. We believe we are well positioned as this market matures, standardizes processes and recovers economically.
Scientific research and government programs
The scientific market benefited from stimulus funding during fiscal 2011, with applications in ultrashort pulses and in bio-research being the drivers of this anticipated expansion. We anticipate the total amount of government-related funding for scientific research to decline from prior stimulus levels, but believe that as we push the boundaries of performance and ease of use in our ultrafast lasers, we have the potential to capture a larger share of the funds that are available by enabling our customers to win funding for new research fields that drive discovery. While these markets remain highly competitive, we believe our leadership position and new product pipeline will drive Attosecond science boundaries and Biological Imaging ease of use, enabling new research frontiers to be forged and we would expect a gain in market share as a result.
OEM components and instrumentation
The instrumentation market is seeing a gradual migration from the use of mature laser technologies, such as water-cooled ion gas lasers, to new technologies, primarily based on solid state and semiconductor lasers. Using our unique portfolio of such lasers, as well as our patented OPSL technology, we are able to both assist and stimulate this transition as well as to be the technology of choice for developing applications such as security and clinical diagnostics. Our OPSL technology resulted in the first truly continuous solid-state UV laser which enables the use of UV in a clinical as well as a research environment. Furthermore we anticipate greater future opportunities in bio-instrumentation, including DNA sequencing, drug discovery, flow cytometry, and microscopy, based on our product enhancements and evolving market developments, particularly in increased migration from clinical to point-of-care diagnostics. Our newer laser technologies are the basis of a number of clinical procedures. In the area of photocoagulation, the Genesis OPSL yellow lasers are being used as the wavelength is particularly suitable for the treatment of blood vessels. In aesthetic laser procedures, we are an OEM supplier of CO2 and semiconductor lasers to the major manufacturers of equipment used in the latest procedures in dermatology and hair removal. We supply excimer lasers used in refractive eye surgery and are actively involved in further developments in laser vision correction.
Materials processing
The market for low to medium power CO2, solid state and semiconductor lasers used in industrial materials processing has experienced a nice rebound and is expected to see continued growth driven by wider adoption of lasers in new processes especially in emerging markets. Key design wins as well as more favorable markets continue to support our growth in this area. These lasers represent a cost-effective manufacturing solution for cutting, joining, marking and engraving of non-metal materials including marking/coding, flat bed cutting, engraving, as well as the production of capital equipment for apparel and leather goods manufacturing. Our four-pronged approach to the higher power industrial laser market provides us with a unique combination of high power, precision and compact size, which we believe will be highly desirable in existing manufacturing environments as well as those of the future. We offer kilowatt Diamond CO2 lasers, Highlight direct diode lasers and MetaBEAM family of turnkey laser machine tools. We demonstrated a prototype 1kW fiber laser in fiscal 2011 to round-out our four-pronged strategy. Several factors are enabling us to gain market share in the materials processing market. First, we have developed an expanded portfolio of lasers with a broad spectrum of wavelengths, enabling optimum solutions for virtually every metal and non-metal material type. At the same time, the reliability of these products has been achieved at even higher levels, lowering the cost of ownership.

MARKET APPLICATIONS
We design, manufacture and market lasers, laser tools, precision optics and related accessories for a diverse group of customers. The following table lists our major markets and the Coherent technologies serving these markets.*

Market	Application	Technology
Microelectronics	Flat panel display	CO2 DPSS Excimer Ultrafast Semiconductor
	Advanced packaging and interconnects	CO2 DPSS Ultrafast
	Semiconductor front-end	DPSS OPSL Excimer Ion
	Solar cell production and other emerging processes	DPSS Fiber
Scientific research and government programs	All scientific applications	DPSS Excimer OPSL Ultrafast
OEM components and instrumentation	Bio-Instrumentation	DPSS OPSL Semiconductor Ultrafast
	Graphic arts and display	OPSL CO2
	Medical therapy (OEM)	CO2 DPSS Excimer OPSL Semiconductor
Materials processing	Metal cutting, joining, surface treatment	CO2 Fiber Semiconductor Laser Machine Tools
	Laser marking and coding	CO2 DPSS
	Non-metal cutting, drilling	CO2 DPSS Excimer Semiconductor Laser Machine Tools
*Coherent sells its laser measurement and control products into a number of these applications.
In addition to products we provide, we invest routinely in the core technologies needed to create substantial differentiation for our products in the marketplace. Our semiconductor, crystal and fiber facilities all maintain an external customer base providing value-added solutions. We direct significant engineering efforts to produce unique solutions targeted for internal consumption. These investments, once integrated into our broader product portfolio, provide our customers with uniquely differentiated solutions and the opportunity to substantially enhance the performance, reliability and capability of the products we offer.

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
Fiber lasers
Fiber lasers use semiconductor lasers to pump a doped optical fiber to produce a laser beam. In fiscal 2008, we launched our first product based on fiber laser technology, the Talisker. This is an industrial ultrafast laser system which incorporates fiber laser technologies as a key part of the laser design. The Talisker is a new laser platform based on a fiber oscillator and crystal amplifier and is illustrative of our strategy of developing and incorporating fiber lasers where they can generate unique and cost-effective performance. We expect the Talisker platform will lead to a series of new ultrafast lasers for a number of commercial markets including microelectronics and medical. In fiscal 2009, we launched a program to address the kilowatt high power materials processing market. We have successfully demonstrated a 1 kilowatt fiber laser product based on our high power diode laser system, the Highlight 1000F. This prototype demonstrated the platform for a scalable, kilowatt class fiber laser based on a bar pumping design. Due to packaging efficiency, diode bars reduce the overall cost of a fiber laser. This platform will address the growing high power metal cutting and joining market and delivers a field serviceable solution.
Fiber laser technology continues to be an important investment and product development area and we anticipate more products that incorporate fiber as the active gain medium. In fiscal 2010, we acquired the business assets of Stocker-Yale, Inc. which included a fiber manufacturing facility capable of producing both active and passive fibers.
Gas lasers (CO2, Excimer, Ion)
The breadth of our gas laser portfolio is industry leading, encompassing CO2, excimer and ion laser technologies. Gas lasers derive their name from the use of one or more gases as a lasing medium. They collectively span an extremely diverse and useful emission range, from the very deep ultraviolet to the far infrared. This diverse range of available wavelengths, coupled with high optical output power, and an abundance of other attractive characteristics, makes gas lasers extremely useful and popular for a variety of microelectronics, scientific, medical therapeutic and materials processing applications.
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
Our OPSL products are well suited to a wide range of applications, including the bio-instrumentation, medical therapeutics and graphic arts and display markets. In fiscal 2009, our Genesis yellow laser continued to make progress in ophthalmology and we have expanded our offerings in the area of entertainment lighting using a variety of products across the visible spectrum. We also continued to expand our ultraviolet version of the OPSL platform called the Genesis, which was developed for the bio-instrumentation market.
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
SALES AND MARKETING
We market our products domestically through a direct sales force. Our foreign sales are made principally to customers in Japan, South Korea, Germany and other European and Asia-Pacific countries. We sell internationally through direct sales personnel located in Canada, France, Germany, Italy, Japan, the Netherlands, China, South Korea, Taiwan, Singapore, Malaysia and the United Kingdom, as well as through independent representatives in certain jurisdictions around the world. Foreign sales accounted for 74% of our total net sales in fiscal 2011, 67% of our total net sales in fiscal 2010 and 66% of our total net sales in fiscal 2009. In fiscal 2011, sales to Asian markets continued to grow at a faster rate than sales to other geographic regions. Sales made to independent representatives and distributors are generally priced in U.S. dollars. A large portion of foreign sales that we make directly to customers are priced in local currencies and are therefore subject to currency exchange fluctuations. Foreign sales are also subject to other normal risks of foreign operations such as protective tariffs, export and import controls and political instability. Our products are broadly distributed and no one customer accounted for more than 10% of total net sales during fiscal 2011, 2010 or 2009.
We maintain a customer support and field service staff in major markets within the United States, Europe, Japan, China, South Korea, Taiwan and other Asia-Pacific countries. This organization works closely with customers, customer groups and independent representatives in servicing equipment, training customers to use our products and exploring additional applications of our technologies.
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
RESEARCH AND DEVELOPMENT
We are committed to the development of new products, as well as the improvement and refinement of existing products, including better cost-of-ownership. Our development efforts are focused on designing and developing products, services and solutions that anticipate customers' changing needs and emerging technological trends. Our efforts are also focused on identifying the areas where we believe we can make valuable contributions. Research and development expenditures for fiscal 2011 were $81.2 million, or 10.1% of net sales compared to $72.4 million, or 12.0% of net sales for fiscal 2010 and $61.4 million, or 14.1% of net sales for fiscal 2009. We work closely with customers, both individually and through our sponsored seminars, to develop products to meet customer application and performance needs. In addition, we are working with leading research and educational institutions to develop new photonics based solutions.
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
Committed to quality and customer satisfaction, we design and produce many of our own components and sub-assemblies in order to retain quality control. We have also outsourced certain components, sub-assemblies and finished goods where we can maintain our high quality standards while improving our cost structure. In 2007, we embarked on a plan to consolidate and close certain of our manufacturing facilities in order to reduce our footprint, realize synergies, and improve our cost structure and operating leverage. We have successfully executed this plan and closed six of our manufacturing facilities including Auburn and Lundy, California; St. Louis, Missouri; Montreal, Canada; Munich, Germany; and Tampere, Finland. The manufacturing of products from these six facilities were transferred to other Coherent facilities or outsourced to our Contract Manufacturing partners.
As part of our strategy to increase our market share and customer support in Asia as well as our continuing efforts to manage costs, we acquired the business assets of privately-held Hypertronics in the second quarter of fiscal 2011. Hypertronics' assets included an engineering and integration center in Singapore and a low cost manufacturing facility in Penang, Malaysia, and designs and manufactures laser- and vision-based tools for flat panel, storage, semiconductor and biomedical applications.  We have increased the footprint of both the Singapore and Malaysia factories and plan to use these operations to serve as a nucleus for laser manufacturing and repair in Asia.  This will allow us to reduce service response time and inventories, providing benefits to customers and Coherent.  We have also established an International Procurement Office in Singapore and plan to increase our sourcing of materials from Asia. As this function is developed, we will be able to reduce material costs on a global basis.
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
Raw materials or sub-components required in the manufacturing process are generally available from several sources. However, we currently purchase several key components and materials, including exotic materials and crystals, used in the manufacture of our products from sole source or limited source suppliers. We also purchase assemblies and turnkey solutions from contract manufacturers based on our proprietary designs. We rely on our own production and design capability to manufacture and specify certain strategic components, crystals, fibers, semiconductor lasers, lasers and laser based systems.
For a discussion of the importance to our business of, and the risks attendant to sourcing, see "Risk Factors—We depend on sole source or limited source suppliers, both internal and external, for some of our key components and materials, including exotic materials, certain cutting-edge optics and crystals, in our products, which make us susceptible to supply shortages or price fluctuations that could adversely affect our business" in Item 1A.
Operations
Our products are manufactured at our sites in Santa Clara and Sunnyvale, California; Wilsonville, Oregon; East Hanover, New Jersey; Bloomfield, Connecticut; Lübeck, Germany; Göttingen, Germany; Glasgow, Scotland; Salem, New Hampshire; Kallang Sector, Singapore; and Penang, Malaysia. In addition, we also use contract manufacturers for the production of certain assemblies and turnkey solutions. Our ion gas lasers, a portion of our DPSS lasers that are used in microelectronics, scientific research and materials processing applications, semiconductor lasers, [DDF fibers] and ultrafast scientific lasers are manufactured at our Santa Clara, California site. Our laser diode module products, laser instrumentation products, test and measurement equipment products are manufactured in Wilsonville, Oregon. We manufacture exotic crystals in East Hanover, New Jersey and both active and passive fibers are manufactured in our New Hampshire facility. Our CO2 gas lasers are manufactured in Bloomfield, Connecticut. We manufacture a portion of our DPSS lasers used in microelectronics and OEM components and instrumentation applications in Lübeck, Germany. Our excimer gas laser products are manufactured in Göttingen, Germany. We manufacture the fiber-based lasers and a portion of our DPSS lasers used in microelectronics and scientific research applications in Glasgow, Scotland. Our facility in Sunnyvale, California grows the aluminum-free materials that are incorporated into our semiconductor lasers. Our laser- and vision-based tools for flat panel, storage, semiconductor and solar applications are manufactured in Singapore with Malaysia as the low cost assembly hub.
INTELLECTUAL PROPERTY
We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of October 1, 2011, we held approximately 387 U.S. and foreign patents, which expire from 2013 through 2029 (depending on the payment of maintenance fees) and we have approximately 114 additional pending patent applications that have been filed. The issued patents cover various products in all of the major markets that we serve.
For a discussion of the importance to our business of, and the risks attendant to intellectual property rights, see "Risk

Factors—Risks Associated with Our Industry, Our Business and Market Conditions" 'We may not be able to protect our proprietary technology which could adversely affect our competitive advantage' and 'We may, in the future, be subject to claims or litigation from third parties, for claims of infringement of their proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors or other rights holders. These claims could result in costly litigation and the diversion of our technical and management personnel. Adverse resolution of litigation may harm our operating results or financial condition' in Item 1A.
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
BACKLOG
At fiscal 2011 year-end, our backlog of orders scheduled for shipment (generally within one year) was $356.5 million compared to $262.0 million at fiscal 2010 and $164.3 million at fiscal 2009 year-ends. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by us has not been significant though we cannot guarantee that cancellations will not increase in the future.
SEASONALITY
We have historically experienced decreased bookings and revenue in the first fiscal quarter compared to other quarters in our fiscal year due to the impact of time off and business closures at many of our customers due to year-end holidays. This historical pattern should not be considered a reliable indicator of the Company's future net sales or financial performance.
EMPLOYEES
As of fiscal 2011 year-end, we had 2,309 employees. Approximately 391 of our employees are involved in research and development; 1,358 of our employees are involved in operations, manufacturing, service and quality assurance; and 560 of our employees are involved in sales, order administration, marketing, finance, information technology and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We consider our relations with our employees to be good.
ACQUISITIONS
In January 2011, we acquired all of the assets and assumed certain liabilities of Hypertronics Pte Ltd for approximately $14.5 million in cash. Hypertronics designs and manufactures laser-and vision-based tools for flat panel, storage, semiconductor and solar applications at facilities in Singapore and Malaysia. Hypertronics has been included in our Specialty Lasers and Systems segment.
In April 2010, we acquired Beam Dynamics, Inc. for $5.9 million in cash and $0.3 million in deferred compensation related to an employment contract, which was recognized in expense as earned. Beam Dynamics manufactures flexible laser cutting tools for the materials processing market. Beam Dynamics has been included in our Commercial Lasers and Components segment.
In October 2009, we acquired all the assets and certain liabilities of StockerYale, Inc.'s ("StockerYale") laser module product line in Montreal and its specialty fiber product line in Salem, New Hampshire for $15.0 million in cash. StockerYale designs, develops and manufactures low power laser modules, light emitting diode (LED) systems and specialty optical fiber products. These assets and liabilities have been included in our Commercial Lasers and Components segment.
We consummated no acquisitions in fiscal 2009.
Please refer to "Note 4. Business Combinations" of Notes to Consolidated Financial Statements under Item 15 of this Annual Report on Form 10-K for further discussion of the acquisition completed during fiscal 2011.
RESTRUCTURINGS AND CONSOLIDATION
During the first quarter of fiscal 2010, we acquired the assets and certain liabilities of StockerYale's laser module product line in Montreal, Canada and began to transition those activities to contract manufacturers and other Coherent facilities in

Salem, Massachusetts, Wilsonville, Oregon and Sunnyvale, California. The transfer was completed in the second quarter of fiscal 2011. The fiscal 2010 severance related costs are primarily comprised of severance pay, outplacement services, medical and other related benefits for employees being terminated due to the transition of activities out of Montreal, Canada, and Tampere, Finland. The fiscal 2011 severance related costs are primarily comprised of severance pay, outplacement services, medical and other related benefits for employees being terminated due to the transition of activities out of Tampere, Finland.
During the second quarter of fiscal 2009, we announced our plans to close our facilities in Tampere, Finland and St. Louis, Missouri. The closure of our St. Louis, Missouri and Yokohama, Japan sites were completed in the fourth quarter of fiscal 2009. The closure of our Finland site was scheduled for completion by the end of fiscal 2010, but we decided to delay the closure due to increased demand for products manufactured in Finland. In the second quarter of fiscal 2011, we ceased manufacturing operations in our Finland facility and we exited the facility in the third quarter of fiscal 2011. These closure plans have resulted in charges primarily for employee termination and other exit related costs associated with a plan approved by management.
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
In April 2008, we announced that we entered into an agreement to sell certain assets of our Auburn Optics ("Auburn") manufacturing operation to Research Electro-Optics, Inc. ("REO"), a privately held optics manufacturing and technology company. We also entered into a strategic supply agreement with REO. REO is providing optical manufacturing capabilities for us, including fabrication and coating of optical components. The transition of the optics manufacturing assets from Auburn to REO was substantially completed in second quarter of fiscal 2009. The transition has resulted in charges primarily for employee terminations, supplier qualification, moving costs for related equipment, and other exit related costs associated with a plan approved by management.
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
We further discuss the impact of environmental regulation under "Risk Factors—Compliance or the failure to comply with current and future environmental regulations could cause us significant expense" in Item 1A.
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
We have identified CLC and SLS as operating segments for which discrete financial information was available. Both units have dedicated engineering, manufacturing, product business management and product line management functions. A small portion of our outside revenue is attributable to projects and recently developed products for which a segment has not yet been determined. The associated direct and indirect costs are presented in the category of Corporate and other, along with other corporate costs.
Effective as of the beginning of the first quarter of fiscal 2009, in order to align all of our diode-pumped solid state ("DPSS") technology into the same reportable operating segment, management moved the DPSS Germany and Crystal product families from the CLC segment into the SLS segment. This allows for leverage and efficiencies in many parts of the business. Crystal is primarily an internal supplier that supports the DPSS product family. This concentrates all DPSS product families in the SLS segment effective as of the first quarter of fiscal 2009. All reporting has been aligned to reflect the revised reportable operating segments (CLC and SLS).
FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
Financial information relating to foreign and domestic operations for fiscal years 2011, 2010 and 2009, is set forth in Note 18, "Segment and Geographic Information" of our Notes to Consolidated Financial Statements under Item 15 of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

You should carefully consider the followings risks when considering an investment in our Common Stock. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of Coherent. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risk of our businesses described elsewhere in this Annual Report on Form 10-K. Additionally, these risks and uncertainties described herein are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our business, results of operations or financial conditions.

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

•	the timing of conversion of booking to revenue;

•	timing or cancellation of customer orders and shipment scheduling;

•	fluctuations in our product mix;

•	the ability of our customers' suppliers to provide sufficient material to support our customers' products;

•	currency fluctuations and stability, in particular the Euro;

•	commodity pricing;

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	our ability to manage our capacity and that of our suppliers;

•	our increased reliance on domestic and foreign contract manufacturing;

•	the rate of market acceptance of our new products;

•	the ability of our customers to pay for our products;

•	expenses associated with acquisition-related activities;

•	seasonal sales trends;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	our ability to control expenses;

•	the level of capital spending of our customers;

•	potential excess and/or obsolescence of our inventory;

•	costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business;

•	costs related to acquisitions of technology or businesses;

•	impairment of goodwill, intangible assets and other long term assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	costs and expenses from litigation;

•	the availability of research funding by governments with regard to our customers in the scientific business, such as universities;

•	continued government spending on defense-related projects where we are a subcontractor;

•	government support of the alternative energy industries, such as solar;

•	maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

•	changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

•	damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

•	managing our and other parties' compliance with contracts in multiple languages and jurisdictions;

•	managing our internal and third party sales representatives and distributors, including compliance with all applicable laws;

•	costs associated with designing around or payment of licensing fees associated with issued patents in our fields of business;

•	the future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies; and

•	distraction of management related to acquisition or divestment activities.

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

In addition, political and social turmoil related to international conflicts, terrorist acts and civil unrest may put further pressure on economic conditions in the United States and abroad. Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition and results of operations could suffer. Additionally, unstable economic conditions can provide significant pressures and burdens on individuals, which could cause them to engage in inappropriate business conduct. See “Part II, Item 9A. CONTROLS AND PROCEDURES-Inherent Limitations over Internal Control.”

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

Although we have not recognized any material losses on our cash, cash equivalents and short-term investments, future declines in their market values could have a material adverse effect on our financial condition and operating results. Given the global nature of our business, we have investments both domestically and internationally. There has recently been growing pressure on the creditworthiness of sovereign nations, particularly in Europe where a majority of our cash, cash equivalents and short-term investments are invested, which results in corresponding pressure on the valuation of the securities issued by such nations. Additionally, our overall investment portfolio is often concentrated in certificates of deposit and money market funds. We maintain a mix of government-issued securities. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. Additionally, liquidity issues or political actions by sovereign nations could result in decreased values for our investments in certain government securities. As a result, the value or liquidity of our cash, cash equivalents and short-term investments could decline or become materially impaired, which could have a material adverse effect on our financial condition and operating results. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

We depend on sole source or limited source suppliers, both internal and external, for some of our key components and materials, including exotic materials, certain cutting-edge optics and crystals, in our products, which make us susceptible to supply shortages or price fluctuations that could adversely affect our business.

We currently purchase several key components and materials used in the manufacture of our products from sole source or limited source suppliers, both internal and external. Our failure to timely receive these key components and materials, such as the large optics used in our flat panel display manufacturing applications, could cause delays in the shipment of our products. Some of these suppliers are relatively small private companies that may discontinue their operations at any time and which may be particularly susceptible to prevailing economic conditions. Some of our suppliers are located in regions which may be susceptible to natural disasters, such as the recent flooding in Thailand and the earthquake, tsunami and resulting nuclear disaster in Japan. We typically purchase our components and materials through purchase orders or agreed upon terms and conditions and we do not have guaranteed supply arrangements with many of these suppliers. We may fail to obtain these supplies in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products. We would experience further delays while identifying, evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. We continue to consolidate our supply base and move supplier locations. When we transition locations we may increase our inventory of such products as a “safety stock” during the transition, which may cause the amount of inventory reflected on our balance sheet to increase. Additionally, many of our customers rely on sole source suppliers. In the event of a disruption of supply, orders from our customers could decrease or be delayed. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, or our failure to properly manage these moves, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

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

For fiscal 2011, fiscal 2010 and fiscal 2009, 74%, 67% and 66%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our revenues in the foreseeable future.

A global economic slowdown or a natural disaster could have a negative effect on various foreign markets in which we operate, such as the earthquake, tsunami and resulting nuclear disaster during fiscal 2011 in Japan and the recent flooding in Thailand. Such a slowdown may cause us to reduce our presence in certain countries, which may negatively affect the overall level of business in such countries. Our foreign sales are primarily through our direct sales force. Additionally, some foreign sales are made through foreign distributors and resellers. Our foreign operations and sales are subject to a number of risks, including:

•	longer accounts receivable collection periods;

•	the impact of recessions and other economic conditions in economies outside the United States;

•	unexpected changes in regulatory requirements;

•	certification requirements;

•	environmental regulations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences;

•	political and economic instability;

•	import/export regulations, tariffs and trade barriers;

•	compliance with applicable United States and foreign anti-corruption laws;

•	cultural and management differences;

•	preference for locally produced products; and

•	shipping and other logistics complications.

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

We may, in the future, be subject to claims or litigation from third parties, for claims of infringement of their proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors or other rights holders. These claims could result in costly litigation and the diversion of our technical and management personnel. Adverse resolution of litigation may harm our operating results or financial condition.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This has been seen in our industry, for example in the recently concluded patent-related litigation between IMRA America, Inc. and IPG Photonics Corporation. From time to time, like many other technology companies, we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which such third parties believe may cover certain of our products, processes, technologies or information. In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others' intellectual property whether through direct claims or by way of indemnification claims of our customers, as, in some cases, we contractually agree to indemnify our customers against third-party infringement claims relating to our products. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

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

We are exposed to lawsuits in the normal course of our business, including product liability claims, if personal injury, death or commercial losses occur from the use of our products. While we typically maintain business insurance, including directors' and officers' policies, litigation can be expensive, lengthy, and disruptive to normal business operations, including the potential impact of indemnification obligations for individuals named in any such lawsuits. We may not, however, be able to secure insurance coverage on terms acceptable to us in the future. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit, including a recall or redesign of products if ultimately determined to be defective, could have a material adverse effect on our business, operating results, or financial condition.

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

We cannot assure you that we will be able to successfully identify appropriate acquisition candidates, to integrate any businesses, products, technologies or personnel that we might acquire in the future or achieve the anticipated benefits of such transactions, which may harm our business.

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

Our operations, logistics and facilities and those of our suppliers and contract manufacturers could be subject to a catastrophic loss from fire, flood, earthquake, volcanic eruption, work stoppages, power outages, acts of war, pandemic illnesses, energy shortages, theft of assets, other natural disasters or terrorist activity, such as the recent flooding in Thailand. A substantial portion of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Santa Clara, California, an area with a history of seismic events. Any such loss or detrimental impact to any of our operations, logistics or facilities could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. While we have obtained insurance to cover most potential losses, after reviewing the costs and limitations associated with earthquake insurance, we have decided not to procure such insurance. We believe that this decision is consistent with decisions reached by numerous other companies located nearby. We cannot assure you that our existing insurance coverage will be adequate against all other possible losses.
Difficulties with our enterprise resource planning (“ERP”) system and other parts of our global information technology system could harm our business and results of operation. If our network security measures are breached and unauthorized access is obtained to a customer's data or our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.
Like many modern multinational corporations, we maintain a global information technology system, including software products licensed from third parties. Any system, network or Internet failures, misuse by system users, the hacking into or disruption caused by the unauthorized access by third parties or loss of license rights could disrupt our ability to timely and accurately manufacture and ship products or to report our financial information in compliance with the timelines mandated by the Securities and Exchange Commission. Any such failure, misuse, hacking, disruptions or loss would likely cause a diversion of management's attention from the underlying business and could harm our operations. In addition, a significant failure of our global information technology system could adversely affect our ability to complete an evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.
As part of our day-to-day business, we store our data and certain data about our customers in our global information technology system. While our system is designed with access security, if a third party gain unauthorized access to our data, including any regarding our customers, such security breach could expose us to a risk of loss of this information, loss of business, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence by our customers, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

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

For our fiscal years 2011, 2010 and 2009, our research and development costs were $81.2 million (10.1% of net sales), $72.4 million (12.0% of net sales) and $61.4 million (14.1% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2.    PROPERTIES
Our corporate headquarters is located in Santa Clara, California. At fiscal 2011 year-end, our primary locations were as follows (all square footage is approximate) (unless otherwise indicated, each property is utilized jointly by our two segments):

	Description	Use	Term
Santa Clara, CA	8.5 acres of land, 200,000 square foot building	Corporate headquarters, manufacturing, R&D	Owned
Santa Clara, CA (3)	90,120 square foot building	Office, manufacturing	Leased through July 2020
Sunnyvale, CA (1)(3)	24,000 square foot building	Office, manufacturing, R&D	Leased through December 2018
Bloomfield, CT (1)	72,915 square foot building	Office, manufacturing, R&D	Leased through December 2012
East Hanover, NJ (2)	30,000 square foot building	Office, manufacturing, R&D	Leased through October 2014
Wilsonville, OR (1)	41,250 square foot building	Office, manufacturing, R&D	Leased through December 2018
Salem, NH(1)(3)	44,153 square foot building	Office, manufacturing, R&D	Leased through October 2019
Dieburg, Germany	31,306 square foot building	Office	Leased through December 2020
Göttingen, Germany(2)	7.6 acres of land, several buildings totaling 128,900 square feet	Office, manufacturing, R&D	Owned
Lübeck, Germany (2)	47,638 square foot building	Office, manufacturing, R&D	Leased through December 2012
Lübeck, Germany (2)	22,583 square foot building	Office, manufacturing, R&D	Leased through December 2012 with option to purchase building
Lübeck, Germany (2)(3)	6,779 square foot building	Manufacturing	Leased through December 2018
Tokyo, Japan	17,602 square foot building	Office	Leased through June 2012
Glasgow, Scotland (2)	2 acres of land, 30,000 square foot building	Office, manufacturing, R&D	Owned
Kallang Sector, Singapore (2)	31,894 square foot building	Office, manufacturing, R&D	Leased through March 2016
Penang, Malaysia (2)	13,455 square foot building	Office, manufacturing, R&D	Leased through August 2014
_________________________________________

(1)	This facility is utilized primarily by our CLC operating segment.

(2)	This facility is utilized primarily by our SLS operating segment.

(3)	Portions of this property are not fully utilized.
We maintain other sales and service offices under varying leases expiring from 2012 through 2019 in the United States, Japan, South Korea, China, Thailand, Taiwan, Germany, France, Italy, the United Kingdom and the Netherlands.
We consider our facilities to be both suitable and adequate to provide for current and near term requirements. We plan to renew leases on buildings as they expire.

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
Income Tax Audits
We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2005 are closed. The IRS audited the research and development credits generated in the years 1999 through 2001 and carried forward to future years. We received a notice of proposed adjustment (“NOPA”) from the IRS in October 2008 to decrease the amount of research and development credits generated in years 2000 and 2001. We signed a Closing Agreement with the IRS which allows additional research and development credits for the years 2000 and 2001, respectively. During the fourth quarter of fiscal 2011, the Joint Committee on Taxation approved this agreement. We provided adequate tax reserves for adjustments to these research and development credits for the years 2000 and 2001. This settlement resulted in the closure of U.S. federal statutes of limitations for years through 2004 and we released net unrecognized tax benefits under ASC 740-10 and related interest of approximately $9.7 million that affected the Company's effective tax rate for fiscal year 2011. In our major state jurisdictions and our major foreign jurisdictions, the years subsequent to 2000 and 2004, respectively, currently remain open and could be subject to examination by the taxing authorities. We believe that we have provided adequate reserves for any adjustments that may be determined by the tax authorities.
Management believes that it has adequately provided for any adjustments that may result from tax examinations. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. The Company estimates that the net unrecognized tax benefits and related interest at October 1, 2011 could be reduced by approximately $1.0 million to $2.0 million in the next 12 months.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on the NASDAQ Stock Market under the symbol "COHR." The following table sets forth the high and low sales prices for each quarterly period during the past two fiscal years as reported on the Nasdaq Global Select Market.

	Fiscal
	2011		2010
	High	Low	High	Low
First quarter	$46.85	$39.27	$30.20	$23.33
Second quarter	$62.29	$46.01	$33.02	$26.35
Third quarter	$63.76	$49.54	$38.24	$31.92
Fourth quarter	$59.61	$38.92	$40.20	$32.83
The number of stockholders of record as of November 25, 2011 was 1,010. No cash dividends have been declared or paid since Coherent was founded and we have no present intention to declare or pay cash dividends.
There were no sales of unregistered securities in fiscal 2011.

Stock repurchases during the three months ended October 1, 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 3, 2011 - July 30, 2011	—	$—	—	$33,645,000
July 31, 2011 - August 27, 2011	738,809	45.54	738,809	50,000,000
August 28, 2011 - October 1, 2011	586,200	42.67	586,200	24,985,000
Total	1,325,009	$44.27	1,325,009	$24,985,000

(1) On January 26, 2011, we announced that the Board of Directors had authorized the repurchase of up to $75.0 million of our common stock.  The timing and size of any purchases will be subject to market conditions. The program was completed during the fourth quarter of fiscal 2011.
(2) On August 25, 2011, we announced that the Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. The program is authorized for 12 months from the date of authorization. The timing and size of any purchases will be subject to market conditions.

COMPANY STOCK PRICE PERFORMANCE
The following graph shows a five-year comparison of cumulative total stockholder return, calculated on a dividend reinvestment basis and based on a $100 investment, from September 30, 2006 through October 1, 2011 comparing the return on our common stock with the Russell 2000 Index, the Standard and Poors Technology Index and the Nasdaq Composite Index. No dividends have been declared or paid on our common stock during such period. The stock price performance shown on the following graph is not necessarily indicative of future price performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG COHERENT, INC.,
THE RUSSELL 2000 INDEX, THE S&P TECHNOLOGY INDEX AND
THE NASDAQ COMPOSITE INDEX.
Comparison of Cumulative Five Year Total Return

		INDEXED RETURNS
	Base Period	Years Ending
Company Name / Index	9/30/2006	9/29/2007	9/27/2008	10/3/2009	10/2/2010	10/1/2011
Coherent, Inc.	100	92.56	100.95	66.27	115.98	123.95
Russell 2000 Index	100	112.34	99.63	83.44	98.96	95.02
S&P Technology Index	100	123.33	94.50	94.96	108.43	112.72
NASDAQ Composite Index	100	121.84	92.48	96.08	108.39	110.99
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
We derived the selected consolidated financial data as of fiscal 2011 and 2010 year-end and for fiscal 2011, 2010 and 2009 from our audited consolidated financial statements, and accompanying notes, contained in this annual report. The consolidated statements of operations data for fiscal 2008 and 2007 and the consolidated balance sheet data as of fiscal 2009, 2008 and 2007 year-end are derived from our consolidated financial statements which are not included in this report.

Consolidated financial data	Fiscal 2011(1)	Fiscal 2010(2)	Fiscal 2009(3)	Fiscal 2008(4)	Fiscal 2007(5)
	(in thousands, except per share data)
Net sales	$802,834	$605,067	$435,882	$599,262	$601,153
Gross profit	$350,822	$260,811	$161,110	$251,906	$250,008
Net income(loss)	$93,238	$36,916	$(35,319)	$23,403	$15,951
Net income (loss) per share(6):
Basic	$3.74	$1.49	$(1.45)	$0.85	$0.51
Diluted	$3.66	$1.47	$(1.45)	$0.83	$0.50
Shares used in computation(6):
Basic	24,924	24,718	24,281	27,505	31,398
Diluted	25,464	25,091	24,281	28,054	32,024
Total assets	$843,266	$803,104	$753,604	$806,383	$947,600
Long-term obligations	$19	$33	$6	$15	$21
Other long-term liabilities	$62,841	$79,688	$91,685	$94,606	$47,848
Stockholders' equity	$618,001	$591,463	$575,571	$598,435	$770,986
_______________________________________________________________________________

(1)
Includes a gain of $6.1 million after tax related to the dissolution of our Finland operations, a $9.7 million tax benefit from the release of tax reserves and related interest as a result of an IRS settlement and the closure of open tax years and a $1.5 million tax charge due to an increase in valuation allowances against deferred tax assets.

(2)
Includes restructuring expenses of $5.8 million after tax primarily related to the closure of our Finland site and the consolidation of our Montreal, Canada site under the management of our Wilsonville, Oregon site and a net benefit after tax of $1.4 million related to a receipt from the settlement of litigation resulting from our internal stock option investigation.

(3)
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

(4)
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

(5)
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

(6)
See Note 2, "Significant Accounting Policies" in our Notes to Consolidated Financial Statements under Item 15 of this Annual Report on Form 10-K for an explanation of the determination of the number of shares used in computing net income (loss) per share.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8, "Financial Statements and Supplementary Data" in this annual report. This discussion contains forward- looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in Item 1A,"Risk Factors" and elsewhere in this annual report. Please see the discussion of forward-looking statements at the beginning of this annual report under "Special Note Regarding Forward-Looking Statements."
KEY PERFORMANCE INDICATORS
The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Fiscal
	2011	2010	2009
	(Dollars in thousands)
Bookings	$895,017	$695,954	$419,239
Book-to-bill ratio	1.11	1.15	0.96
Net Sales—Commercial Lasers and Components	$283,098	$208,691	$125,619
Net Sales—Specialty Lasers and Systems	$519,736	$396,276	$310,163
Gross Profit as a Percentage of Net Sales—Commercial Lasers and Components	41.1%	36.2%	26.4%
Gross Profit as a Percentage of Net Sales—Specialty Lasers and Systems	45.4%	47.0%	41.4%
Research and Development Expenses as a Percentage of Net Sales	10.1%	12.0%	14.1%
Income (Loss) Before Income Taxes	$123,829	$57,979	$(35,855)
Net Cash Provided by Operating Activities	$86,676	$78,813	$39,049
Days Sales Outstanding in Receivables	63.2	65.6	61.3
Fourth Quarter Inventory Turns	3.1	3.4	2.9
Capital Spending as a Percentage of Net Sales	4.6%	2.5%	5.0%
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
The book-to-bill ratio is calculated as annual bookings divided by annual net sales. This is an indication of the strength of our business but can sometimes be impacted by a single large order. A ratio greater than 1.0 indicating that demand for our products is greater than what we supply in the year.
Fiscal 2011 bookings reached another new record for the Company. Bookings increased 28.6% from fiscal 2010, with a significant increase in the microelectronics market. Bookings increases by market compared to fiscal 2010 were microelectronics (62%), materials processing (22%) and scientific (3%), partially offset by a decrease in the OEM components and instrumentation market (3%). Although fiscal 2011 bookings were a record, bookings in the fourth quarter of fiscal 2011 decreased from the third quarter of fiscal 2011, with a fourth quarter book-to-bill of 0.94, primarily due to timing of large orders in the microelectronics market.
Fiscal 2010 bookings, at the time, represented a new record. Bookings increased 66.0% from fiscal 2009, with increases in all four markets led by a significant increase in the microelectronics market. Bookings increases by market compared to fiscal 2009 were microelectronics (140%), materials processing (69%), OEM components and instrumentation (51%) and scientific (10%).
Microelectronics
Record-setting bookings in fiscal 2011 increased 62% from fiscal 2010 and the book-to-bill ratio for the year was 1.25.
Flat panel display orders for fiscal 2011 increased significantly from fiscal 2010, including $44 million of a record $77 million order we received for the current and next generation flat panel display annealing lasers and optics. The remaining $33 million of this order will be booked in fiscal 2012 in accordance with our internal policies. Fulfillment of this order, combined with projected long-term service requirements from the installed base and new system backlog, requires a series of investments by Coherent including our facility expansion in Göttingen and the opening of a service center in South Korea, both of which will become operational in fiscal 2012. Orders in the fourth quarter of fiscal 2011 were significantly lower than in the third quarter of fiscal 2011, accounting for much of the decrease in the Company's bookings, primarily due to the timing of orders. We expect this market to be strong in fiscal 2012 as the primary market driver, the proliferation of smartphones and tablets, remains intact. Given our robust backlong, new orders for annealing systems will be predominately scheduled for delivery in fiscal 2013, in part due to customer facility readiness to receive and install new equipment.
Advanced packaging (API) orders increased significantly for the full fiscal year, but decreased in the fourth quarter of fiscal 2011, due to lower consumer confidence, pressure from reduced semiconductor capital equipment spending and tightening of credit in China. Although it is harder to predict the timing of the recovery in this market due to our customer diversity, the long-term outlook is positive. We anticipate that market growth will come from increased adoption of smartphones and tablets as well as the emergence of ultrabooks (a hybrid tablet/notebook) and from the 3D packaging market. We are positioning our product portfolio to address more demanding packaging requirements by increasing the performance of our CO2 and pulsed UV laser products. In addition, several new OEM integrators serving the API market have selected Coherent as their laser vendor.
Although orders from semiconductor capital equipment OEMs increased for the full fiscal year, they slowed in the fourth quarter of fiscal 2011. Recent market data indicates that the market is expected to rebound at some point in calendar 2012. We continue to engage with customers to develop solutions for the 20 nm mode deployment and this market has not been affected.
OEM Components and Instrumentation
Bookings in fiscal 2011 decreased 3% from fiscal 2010 and the book-to-bill ratio for the year was 0.97. Although bookings declined for the full fiscal year primarily due to lower stimulus funding, orders in the second half of fiscal 2011 were strong due to the timing of certain large orders and strength in the medical OEM market.
The medical OEM market has been trending upward as consumer spending improved in fiscal 2011, led by growth in eyecare and aesthetic procedures. We believe that in the longer term, the ophthalmic market is the growth engine for the medical market. Rising life expectancies will increase the occurrence of various eye conditions such as cataracts and laser intervention remains the preferred treatment option for many of these conditions. We believe that our current R&D programs will yield products that provide patient, procedure and cost benefits.
Orders in the instrumentation market declined in fiscal 2011 as customers readjusted inventory levels following the expiration of stimulus funds. We believe the long-term prospects for this market are strong, as broader access to health care in the U.S and abroad requires the health care system to develop more and better early detection methods to provide cost-effective care. Customers are increasingly seeking multiple wavelength solutions to support a variety of test protocols on a single tool. Our OBIS™ product family rises to these challenges and we are working with OEM customers for current and future designs.
The defense business remains under budget pressure globally as proposed spending cuts have influenced buying patterns, which are skewed towards a number of low volume orders.
Materials Processing
Although annual bookings increased 22% from fiscal 2010 and fiscal 2011's book-to-bill ratio was 1.06, bookings in the fourth quarter of fiscal 2011 decreased from the record-setting third quarter of fiscal 2011 due primarily to the timing of several larger orders and the tightening of credit in China.
Marking and engraving remains our largest submarket with demand driven by product identification in the consumer electronics, automotive, medical and packaging markets. Although there is opportunity for strong long-term growth in this market, the market may fluctuate from quarter to quarter in fiscal 2012 as consumer spending and credit flows in China are resolved.
Like marking and engraving, both lasers sales, predominantly CO2, and sales of laser manufacturing tools into the textile and paper cutting markets were strong in fiscal 2011. In fiscal 2012, we expect to diversify both product lines to address more applications including the introduction of the first of these product additions at the Fabtech tradeshow in November 2011. In addition, our upcoming kilowatt class fiber laser will address metal. cutting and we expect first revenue shipments in mid-fiscal 2012.
Scientific and Government Programs
Record-setting bookings in fiscal 2011 increased 3% from fiscal 2010 and the book-to-bill ratio for the year was 0.98. Orders were a record in both fiscal 2011 and the fourth quarter of fiscal 2011 even as the stimulus funding ended, indicating market share gains. In the U.S., demand was in-line with expectations for the post-American Recovery and Investment Act of 2009 period. The Asia-Pacific region delivered record bookings in the fourth quarter of fiscal 2011, led by research investments in China. Europe was unseasonably strong, led by continued investments in Germany.
Fiscal 2011 orders were strong for high-end ultrafast amplifiers used in a variety of applications including attosecond physics, EUV time-resolved studies and multidimensional spectroscopy. The biological imaging market was also strong, but below the record levels fueled by stimulus spending. We introduced a new, hands-free laser called the Vitara™ that produces very short pulses. This laser is a key building block to enabling higher performance and better resolution in a wide range of research applications. It can be used as a stand-alone device or in conjunction with amplifier systems. We believe the Vitara™ will quickly become the standard for short pulse oscillators.
Net Sales
Net sales include sales of lasers, laser tools, related accessories and service contracts. Net sales for fiscal 2011 increased 32.7% from fiscal 2010. Net sales for fiscal 2010 increased 38.8% from fiscal 2009. For a description of the reasons for changes in net sales refer to the "Results of Operations" section below.
Gross Profit as a Percentage of Net Sales
Gross profit as a percentage of net sales ("gross profit percentage") is calculated as gross profit for the period divided by net sales for the period. Gross profit percentage for CLC increased to 41.1% in fiscal 2011 from 36.2% in fiscal 2010 and from 26.4% in fiscal 2009. Gross profit percentage for SLS decreased to 45.4% in fiscal 2011 from 47.0% in fiscal 2010 and increased from 41.4% in fiscal 2009. For a description of the reasons for changes in gross profit refer to the "Results of Operations" section below.
Research and Development as a Percentage of Net Sales
Research and development as a percentage of net sales ("R&D percentage") is calculated as research and development expense for the period divided by net sales for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. R&D percentage decreased to 10.1% from 12.0% in fiscal 2010 and 14.1% in fiscal 2009. R&D percentage decreased primarily due to higher sales volumes, partially offset by higher project development spending. For a description of the reasons for changes in R&D spending refer to the "Results of Operations" section below.
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
Days Sales Outstanding in Receivables
We calculate days sales outstanding ("DSO") in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 360 days for years. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our DSO in receivables for fiscal 2011 decreased 2.4 days from fiscal 2010 to 63.2 days. The decrease in DSO in receivables is primarily due to the higher mix of revenue and related receivables in Asia (excluding Japan) where the DSO is lower than the average DSO for the Company taken as a whole as well as due to the improved DSO in Europe due to faster collections.
Annualized Inventory Turns

We calculate annualized inventory turns as cost of sales during the fourth quarter annualized and divided by net inventories at the end of the fourth quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for fiscal 2011 decreased 0.3 days from fiscal 2010 to 3.1 days. The deterioration in inventory turns is primarily due to increased inventory levels to support increased volumes.
Capital Spending as a Percentage of Net Sales
Capital spending as a percentage of net sales ("capital spending percentage") is calculated as capital expenditures for the period divided by net sales for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology. Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased from 2.5% in fiscal 2010 to 4.6% in fiscal 2011 and decreased from 5.0% in fiscal 2009 to 2.5% in fiscal 2010. The fiscal 2011 increase was primarily due to purchases of production-related assets and building improvements to support higher sales volumes. The fiscal 2010 decrease was primarily due to higher sales volumes in fiscal 2010 net of fiscal 2009 spending for the purchase of assets in support of a more effective business model for our semiconductor business and building investments related to our facilities consolidation and relocation programs. We expect capital spending for fiscal 2012 to be approximately 4.5% of net sales including substantial investments in Germany and South Korea.
SIGNIFICANT EVENTS
Goodwill Impairment
During the first quarter of fiscal 2009 our stock price declined substantially, which combined with expectations of declines in forecasted operating results due to the slowdown in the global economy, led us to conclude that a triggering event for review for potential goodwill impairment had occurred. Accordingly, as of December 27, 2008, we performed an interim goodwill impairment evaluation. The performance of this test is a two-step process. Management reviewed the results of the Step 1 analysis and concluded that a Step 2 analysis was required only for the CLC reporting unit. Our analysis indicated that the entire balance of the goodwill in the CLC reporting unit at that date was impaired and we recorded a non-cash goodwill impairment charge of $19.3 million in the first quarter of fiscal 2009. The estimated fair value of our SLS reporting unit exceeded its carrying value so no further impairment analysis was required for this reporting unit.
Restructuring Activities
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
Acquisitions
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
On January 5, 2011, we acquired all the assets and assumed certain liabilities of Hypertronics Pte Ltd for $14.5 million, excluding transaction fees.  Hypertronics designs and manufactures laser- and vision-based tools for flat panel, storage, semiconductor and solar applications at facilities in Singapore and Malaysia. These assets and liabilities have been included in our Specialty Lasers and Systems segment.

Stock Repurchases
In the second half of fiscal 2010, we repurchased and retired 1,195,829 shares of outstanding common stock for a total of $43.3 million, excluding expenses.
In March 2011, we repurchased and retired 454,682 shares of outstanding common stock at an average price of $59.00 per share for a total of $26.8 million, excluding expenses. During the third and fourth quarters of fiscal 2011, we repurchased and retired 1,024,409 shares of outstanding common stock at an average price of $47.03 per share for a total of $48.2 million, excluding expenses.
On August 25, 2011, we announced that the Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. The timing and size of any purchases will be subject to market conditions. The program is authorized for 12 months from the date of authorization. During fiscal 2011, we repurchased and retired 586,200 shares of outstanding common stock at an average price of $42.67 per share for a total of $25.0 million excluding expenses. At October 1, 2011, $25.0 million remained authorized for repurchase under our repurchase program.

RESULTS OF OPERATIONS—FISCAL 2011, 2010 AND 2009
Fiscal 2011 and 2010 consist of 52 weeks; fiscal 2009 consists of 53 weeks.
Consolidated Summary
The following table sets forth, for the years indicated, the percentage of total net sales represented by the line items reflected in our consolidated statement of operations:

	Fiscal
	2011	2010	2009
	(As a percentage of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.3%	56.9%	63.0%
Gross profit	43.7%	43.1%	37.0%
Operating expenses:
Research and development	10.1%	12.0%	14.1%
Selling, general and administrative	18.6%	20.4%	24.8%
Impairment of goodwill	—%	—%	4.4%
Amortization of intangible assets	1.0%	1.3%	1.7%
Total operating expenses	29.7%	33.7%	45.0%
Income (loss) from operations	14.0%	9.4%	(8.0)%
Other income (net)	1.4%	0.2%	(0.2)%
Income (loss) before income taxes	15.4%	9.6%	(8.2)%
Provision for (benefit from) income taxes	3.8%	3.5%	(0.1)%
Net income (loss)	11.6%	6.1%	(8.1)%
Refer to Item 6 "Selected Financial Data" for a description of significant events that impacted the results of operations for fiscal years 2011, 2010 and 2009.
Net Sales
Market Application
The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$377,331	47.0%	$230,763	38.1%	$132,152	30.3%
OEM components and instrumentation	164,508	20.5%	151,243	25.0%	119,795	27.5%
Materials processing	104,497	13.0%	82,181	13.6%	61,072	14.0%
Scientific and government programs	156,498	19.5%	140,880	23.3%	122,863	28.2%
Total	$802,834	100.0%	$605,067	100.0%	$435,882	100.0%
During fiscal 2011, net sales increased by $197.8 million, or 33%, compared to fiscal 2010, including an increase of $14.9 million due to the impact of foreign currency exchange rates, with sales increasing in all four markets. Microelectronics sales increased $146.6 million, or 64%, primarily due to higher sales in flat panel display, advanced packaging, semiconductor and solar applications. The increase in the OEM components and instrumentation market of $13.3 million, or 9%, during fiscal 2011 was primarily due to higher shipments for bio-instrumentation, medical and machine vision applications. Materials processing sales increased $22.3 million, or 27%, during fiscal 2011 primarily due to higher shipments for marking, cutting and drilling applications. The increase in scientific and government program market sales of $15.6 million, or 11%, during fiscal 2011 was due to higher demand for advanced research applications used by university and government research groups.
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
In fiscal 2011, 2010 and 2009, no customers accounted for greater than 10% of net sales.
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
The following table sets forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Commercial Lasers and Components (CLC)	$283,098	35.3%	$208,691	34.5%	$125,619	28.8%
Specialty Lasers and Systems (SLS)	519,736	64.7%	396,276	65.5%	310,163	71.2%
Corporate and other	—	—%	100	—%	100	—%
Total	$802,834	100.0%	$605,067	100.0%	$435,882	100.0%
Net sales for fiscal 2011 increased $197.8 million, or 33%, compared to fiscal 2010, with increases of $123.5 million, or 31%, in our SLS segment and increases of $74.4 million, or 36%, in our CLC segment. Net sales for fiscal 2010 increased

$169.2 million, or 39%, compared to fiscal 2009, with increases of $86.1 million, or 28%, in our SLS segment and increases of $83.1 million, or 66%, in our CLC segment.
The increase in our CLC segment sales from fiscal 2010 to fiscal 2011 was primarily due to higher advanced packaging, materials processing and flat panel display application sales. The increase in our CLC segment sales from fiscal 2009 to fiscal 2010 was primarily due to higher advanced packaging, materials processing, flat panel display and instrumentation application sales.
The increase in our SLS segment sales from fiscal 2010 to fiscal 2011 was primarily due to higher sales for flat panel display, semiconductor, scientific and advanced packaging applications. The increase in our SLS segment sales from fiscal 2009 to fiscal 2010 was primarily due to higher sales for advanced packaging, semiconductor, solar, scientific and flat panel display applications.
Gross Profit
Consolidated
Our gross profit rate increased by 0.6% to 43.7% in fiscal 2011 from 43.1% in fiscal 2010 primarily due to a lower manufacturing cost structure and higher sales volumes as well as a favorable product mix due to higher margins within the microelectronics market.
Our gross profit rate increased by 6.1% to 43.1% in fiscal 2010 from 37.0% in fiscal 2009 primarily due to higher sales volumes and a lower manufacturing cost structure as well as lower restructuring costs. The improvement includes lower other costs primarily due to lower need for inventory provisions for excess and obsolete items (2.3%), the benefit of a lower manufacturing cost structure (1.8%), lower restructuring costs (1.4%) and lower warranty and installation costs (0.7%) due to the benefit of increasing volumes net of the cost resulting from replacement of non-compliant vendor components.
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
Commercial Lasers and Components
Our CLC gross profit rate increased by 4.9% to 41.1% in fiscal 2011 from 36.2% in fiscal 2010 primarily due to favorable product costs (2.4%) due to the impact of increased volumes and favorable product mix within the microelectronics market, lower restructuring costs (2.2%) and lower other costs (0.6%) due to lower inventory provisions partially offset by higher warranty costs (0.3%).
Our CLC gross profit rate increased by 9.8% to 36.2% in fiscal 2010 from 26.4% in fiscal 2009 primarily due to lower other costs (4.3%) primarily due to lower need for inventory provisions and the impact of higher sales volumes, lower restructuring costs (1.9%), the impact of increased volumes and cost reduction efforts (1.9%) and lower warranty and installation costs (1.6%) due to the benefit of increasing volumes net of the cost resulting from replacement of non-compliant vendor components.
Specialty Lasers and Systems
Our SLS gross profit rate decreased by 1.6% to 45.4% in fiscal 2011 from 47.0% in fiscal 2010 primarily due to unfavorable product costs (0.8%) resulting from unfavorable mix within the microelectronics market and the acquisition of Hypertronics net of the impact of increased volumes and cost reduction efforts as well as higher other costs (1.0%) due to higher inventory provisions and higher freight costs partially offset by lower warranty costs (0.2%).
Our SLS gross profit rate increased by 5.6% to 47.0% in fiscal 2010 from 41.4% in fiscal 2009 primarily due to the impact of increased volumes and cost reduction efforts as well as favorable product mix in the microelectronics and solar markets (2.5%), lower other costs (1.7%) due to lower need for inventory provisions and the impact of higher sales volumes and lower restructuring costs (1.3%). Although warranty and installation costs as a percentage of net sales were flat, the benefit of increasing volumes was offset by the cost resulting from replacement of non-compliant vendor components.
Operating Expenses

	Fiscal
	2011		2010		2009
	Amount	Percentage of total net sales	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$81,232	10.1%	$72,354	12.0%	$61,417	14.1%
Selling, general and administrative	149,499	18.6%	123,575	20.4%	108,098	24.8%
Impairment of goodwill	—	—%	—	—%	19,286	4.4%
Amortization of intangible assets	8,082	1.0%	8,002	1.3%	7,466	1.7%
Total operating expenses	$238,813	29.7%	$203,931	33.7%	$196,267	45.0%
Research and development
Fiscal 2011 research and development ("R&D") expenses increased $8.9 million, or 12%, from fiscal 2010. The increase was due primarily to higher payroll spending ($7.0 million) due to increased headcount and higher performance-related compensation and the acquisitions of Hypertronics in the second quarter of fiscal 2011 and Beam Dynamics in the middle of the third quarter of fiscal 2010 ($2.3 million). As a percentage of sales, the decrease was primarily due to increased sales volumes. On a segment basis, CLC spending increased $1.9 million primarily due to higher payroll spending and the acquisition of Beam Dynamics in the middle of the third quarter of fiscal 2010 partially offset by lower project spending and lower restructuring costs. SLS spending increased $5.9 million primarily due to higher payroll spending, the acquisition of Hypertronics in the second quarter of fiscal 2011, higher project spending and the impact of foreign exchange rates. Corporate and other spending increased $1.1 million.
Fiscal 2010 R&D expenses increased $10.9 million, or 18%, from fiscal 2009. The increase was primarily due to higher payroll spending ($4.2 million) due to higher performance-related compensation net of lower severance-related restructuring costs and the elimination of mandatory time off, higher project spending ($3.6 million), the acquisition of certain product lines from StockerYale in the first quarter of fiscal 2010 and Beam Dynamics in the third quarter of fiscal 2010 ($2.6 million), higher charges for increases in deferred compensation plan liabilities ($0.7 million) with the related earnings for increases in deferred compensation plan assets recorded in other income (expense), $0.3 million higher stock-related compensation expense and higher other spending ($0.2 million) partially offset by lower non-severance related restructuring costs ($0.7 million). On a segment basis, CLC spending increased $6.4 million primarily due to higher project spending including higher payroll and bonus spending as well as the acquisition of StockerYale. SLS spending increased $2.5 million primarily due to higher payroll and bonus spending partially offset by lower restructuring costs. Corporate and other spending increased $2.0 million.
Selling, general and administrative
Fiscal 2011 selling, general and administrative ("SG&A") expenses increased $25.9 million, or 21%, from fiscal 2010. The increase was primarily due to $12.3 million higher payroll spending due to higher performance-related compensation spending, higher headcount and increased salaries, $4.9 million higher other variable spending, $3.8 million higher stock-related compensation expense, the acquisitions of Hypertronics in the second quarter of fiscal 2011 and Beam Dynamics in the middle of the third quarter of fiscal 2010 ($2.2 million), the impact of foreign currency exchange rates ($1.8 million) and higher charges for increases in deferred compensation plan liabilities ($0.9 million) with the related earnings for increases in deferred compensation plan assets recorded in other income (expense) partially offset by lower restructuring costs ($2.2 million). In addition, fiscal 2010 SG&A expenses were reduced by a $2.2 million net receipt from the settlement of litigation resulting from our stock option investigation. On a segment basis, CLC spending increased $3.5 million primarily due to higher payroll spending and higher other variable spending partially offset by lower restructuring costs. SLS segment expenses increased $12.6 million primarily due to higher payroll spending, the acquisition of Hypertronics, the impact of foreign currency exchange rates and higher other variable spending. Spending for Corporate and other increased $9.8 million primarily due to higher stock-related compensation expense, the net receipt from the settlement of litigation resulting from our stock option investigation in the first quarter of fiscal 2010, higher payroll spending, higher charges for increases in deferred compensation plan liabilities and higher other variable spending.
Fiscal 2010 SG&A expenses increased $15.5 million, or 14%, from fiscal 2009. The increase was primarily due to $11.0 million higher payroll spending due to higher performance-related compensation spending and the elimination of mandatory time off net of savings from site consolidations and other restructuring activities, $4.3 million higher charges due to increases in deferred compensation plan liabilities with the related earnings for increases in deferred compensation plan assets recorded in other income (expense), the acquisition of certain product lines from StockerYale ($2.8 million), higher other spending ($1.2 million), $0.9 million higher stock-related compensation expense and the impact of foreign currency exchange rates ($0.6 million) partially offset by $3.3 million lower costs incurred for litigation resulting from our internal stock option investigation primarily due to a receipt from the settlement of the litigation and $2.0 million lower spending on facilities due to site consolidations. On a segment basis, CLC spending increased $6.1 million primarily due to higher payroll spending and the acquisition of certain product lines from StockerYale. SLS segment expenses increased $3.0 million primarily due to higher payroll spending net of savings from site consolidations. Spending for Corporate and other increased $6.4 million primarily due to higher charges due to increases in deferred compensation plan liabilities and higher performance-related compensation spending partially offset by lower costs incurred for litigation resulting from our internal stock option investigation.
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
Amortization of intangible assets
Amortization of intangible assets increased $0.1 million, or 1%, from fiscal 2010 to fiscal 2011 primarily due to the amortization of intangibles from the acquisition of Hypertronics in the second quarter of fiscal 2011 and Beam Dynamics in the third quarter of fiscal 2010, partially offset by completion of amortization of certain intangibles related to prior acquisitions.
Amortization of intangible assets increased $0.5 million, or 7%, from fiscal 2009 to fiscal 2010 primarily due to the acquisition of certain product lines from StockerYale and the acquisition of Beam Dynamics partially offset by completion of amortization of certain intangibles related to prior acquisitions.
Other income (expense), net
Other income (expense), net, increased $10.7 million from fiscal 2010 to fiscal 2011. The increase was primarily due to the $6.5 million non-recurring translation adjustment related to the dissolution of our Finland operations, higher net foreign currency exchange gains ($2.9 million) and higher gains on our deferred compensation plan assets net of expenses ($2.4 million) including a $1.5 million death benefit, partially offset by lower interest income ($1.0 million) primarily due to interest on a tax refund in fiscal 2010.
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
Income taxes
The effective tax rate on income before income taxes for fiscal 2011 of 24.7% was lower than the statutory rate of 35.0%. This was primarily due to the benefit of releasing unrecognized tax benefits under ASC 740-10 and related interest, the benefit of federal research and development credits, including additional credits reinstated from fiscal 2010 resulting from the enactment of the “Tax Relief, Unemployment Insurance Reauthorization and Jobs Creation Acts of 2010,” the benefit of foreign tax credits, the benefit of currency translation adjustments related to closure of Coherent Finland's operations, the benefit from income subject to foreign tax rates that are lower than U.S. tax rates and the benefit from the unrealized gain on life insurance policy investments related to our deferred compensation plans. These amounts are partially offset by state income tax, limitations on the utilization of certain foreign tax attributes and net operating losses, limitations on the deductibility of compensation under IRC Section 162(m), deemed dividend inclusions under the Subpart F tax rules and a currency translation adjustment related to a dividend from a foreign subsidiary.
During fiscal 2011, we increased our valuation allowance on deferred tax assets by $1.5 million to $8.8 million, primarily due to the reduced ability to utilize foreign tax attributes and net operating losses and the reduced ability to utilize California research and development tax credits as a result of releasing net unrecognized tax benefits under ASC 740-10 that supported the credits. During fiscal 2010, we increased our valuation allowance on deferred tax assets to $7.4 million, primarily due to a capital loss limitation true-up, the reduced ability to utilize California research and development tax credits as a result of the current apportionment factor and the reduced ability to utilize foreign net operating losses. During fiscal year 2009, we increased our valuation allowance on deferred tax assets to $6.8 million, primarily due to California research and development tax credits as a result of new California legislation and the reduced ability to utilize foreign net operating losses. In making the determination to record the valuation allowance, management considered the likelihood of future taxable income and feasible and prudent tax planning strategies to realize deferred tax assets. In the future, if we determine that we expect to realize deferred tax assets, an adjustment to the valuation allowance will affect income in the period such determination is made.
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
In addition to the federal legislation, the state of California approved its 2010-2011 budget on October 8, 2010 that includes modifications to the tax law provisions that were previously set to become effective with tax years beginning on or after January 1, 2011. Accordingly, we were able to benefit from additional research and development tax credits in fiscal year 2011 that were previously limited.
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

FINANCIAL CONDITION
Liquidity and capital resources
At October 1, 2011, we had assets classified as cash and cash equivalents, as well as time deposits and fixed income securities classified as short-term investments, in an aggregate amount of $220.2 million, compared to $263.4 million at October 2, 2010. At October 1, 2011, we held cash and cash equivalents outside the U.S. in certain of our foreign operations totaling approximately $145.1 million, the majority of which is denominated in the Euro. We currently intend to permanently reinvest approximately $134 million of the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due will depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds and sovereign debt in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.
Sources and Uses of Cash
Historically, our primary source of cash has been provided by operations. Other sources of cash in the past three fiscal years include proceeds received from the sale of our stock through our employee stock option and purchase plans. Our historical uses of cash have primarily been for the repurchase of our common stock, capital expenditures and acquisitions of businesses and technologies. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto (in thousands):

	Fiscal
	2011	2010	2009
Net cash provided by operating activities	$86,676	$78,813	$39,049
Sales of shares under employee stock plans	34,720	33,438	4,674
Repurchase of common stock	(100,637)	(43,335)	—
Capital expenditures	(37,117)	(15,139)	(21,627)
Acquisition of businesses, net of cash acquired	(14,108)	(20,745)	—
Net cash provided by operating activities increased by $7.9 million in fiscal 2011 compared to fiscal 2010 and increased by $39.8 million in fiscal 2010 compared to fiscal 2009. The increase in cash provided by operating activities in fiscal 2011 was primarily due to higher net income partially offset by lower cash flows from inventories, accounts payable and other current liabilities. The increase in cash provided by operating activities in fiscal 2010 was primarily due to higher net income and lower tax payments due to new tax legislation which allows the carry back of net operating losses for up to five years partially offset by lower cash flows from increased working capital (accounts receivable and inventories, net of increases in accounts payable and accrued expenses) needed to support increased sales and projected sales volumes. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.
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
On April 29, 2010, we announced that the Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. During fiscal 2010, we repurchased and retired 1,195,829 shares of outstanding common stock at an average price of $36.21 per share for a total of $43.3 million, excluding expenses.
On January 26, 2011, we announced that the Board of Directors had authorized the repurchase of up to $75.0 million of our common stock.  The program was authorized for 12 months from the date of authorization. During fiscal 2011, we completed the stock repurchase. We repurchased and retired 454,682 shares of outstanding common stock at an average price of $59.00 per share for a total of $26.8 million, excluding expenses. During the third and fourth quarters of fiscal 2011, we repurchased and retired 1,024,409 shares of outstanding common stock at an average price of $47.03 per share for a total of $48.2 million, excluding expenses.
On August 25, 2011, we announced that the Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. The program is authorized for 12 months from the date of authorization. During fiscal 2011, we repurchased and retired 586,200 shares of outstanding common stock at an average price of $42.67 per share for a total of $25.0 million, excluding expenses. At October 1, 2011, $25.0 million remained authorized for repurchase under our repurchase program.
During fiscal year 2008, we initiated restructuring plans to decrease costs by consolidating facilities and reducing our workforce. As of October 1, 2011, we had made payments in connection with the restructuring plans in the amount of $27.7 million. We completed payments for substantially all anticipated costs related to the restructuring plans in the third quarter of fiscal 2011.
Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $60.6 million as of October 1, 2011, of which $58.5 million was unused and available. These unsecured credit facilities were used in Europe during fiscal 2011 as guarantees. Our domestic line of credit includes a $40.0 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2012 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic line of credit and $2.1 million has been used of the international currency lines as of October 1, 2011.
Our ratio of current assets to current liabilities was 3.6:1 at October 1, 2011, compared to 4.1:1 at October 2, 2010. The decrease in our ratio is primarily due to decreases in cash and increases in income taxes payable and other current liabilities partially offset by increases in inventories and accounts receivable. Our cash and cash equivalents, short-term investments, restricted cash, working capital and debt obligations are as follows (in thousands):

	Fiscal
	2011	2010
Cash and cash equivalents	$167,061	$245,380
Short-term investments	53,142	17,391
Restricted cash, current	—	625
Working capital	418,241	410,597
Total debt obligations	34	51
Contractual Obligations and Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Regulation S-K of the Securities Act of 1933. The following summarizes our contractual obligations at October 1, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt payments	$34	$15	$19	$—	$—
Operating lease payments	43,845	8,465	12,562	8,996	13,822
Asset retirement obligations	2,234	—	1,100	35	1,099
Purchase commitments with suppliers	71,484	71,484	—	—	—
Purchase obligations	8,569	8,569	—	—	—
Total	$126,166	$88,533	$13,681	$9,031	$14,921
Because of the uncertainty as to the timing of such payments, we have excluded cash payments related to our contractual obligations for our deferred compensation plans aggregating $25.5 million at October 1, 2011.
As of October 1, 2011, we recorded gross unrecognized tax benefits of $33.7 million and gross interest and penalties of $3.4 million. As of October 2, 2010, we recorded gross unrecognized tax benefits of $50.1 million and gross interest and penalties of $6.9 million. Both gross unrecognized tax benefits and gross interest and penalties are classified as non-current liabilities in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes. As a result, these amounts are not included in the table above.
Changes in financial condition
Cash provided by operating activities in fiscal 2011 was $86.7 million, which included net income of $93.2 million, depreciation and amortization of $28.6 million, decreases in net deferred tax assets of $22.1 million due to utilization of tax credits and stock-based compensation expense of $13.0 million partially offset by cash used by operating assets and liabilities of $59.0 million, a non-recurring translation adjustment related to the dissolution of our Finland operations of $6.5 million and $4.7 million other.
Cash used in investing activities in fiscal 2011 of $85.7 million included $35.4 million net purchases of available-for-sale securities, $36.8 million, net, used to acquire property and equipment and improve buildings and $14.1 million used to acquire Hypertronics partially offset by decreases in restricted cash of $0.6 million.
Cash used in financing activities in fiscal 2011 was $64.1 million, including $100.6 million used to repurchase our common stock partially offset by $34.7 million generated from our employee stock purchase plans and $1.8 million other.
Changes in exchange rates in fiscal 2011 resulted in a decrease in cash balances of $15.2 million.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2. "Significant Accounting Policies" in the Notes to Consolidated Financial Statements under Item 15 of this

Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our consolidated financial position, results of operations and cash flows.

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
In October 2009, the Financial Accounting Standards Board ("FASB") issued a new accounting standard for multiple deliverable revenue arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also issued a new accounting standard for certain revenue arrangements that include software elements. This new standard excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product's functionality. We prospectively adopted both these standards in the first quarter of fiscal 2011. The impact of adopting these standards was not material to net sales or our consolidated financial statements for fiscal 2011. The new accounting standards for revenue recognition if applied in the same manner to the year ended October 2, 2010 would not have had a material impact on net sales or to our consolidated financial statements for that fiscal year.
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
Our basis for establishing VSOE of a deliverable's selling price consists of standalone sales transactions when the same or similar product or service is sold separately. However, when services are never sold separately, such as product installation services, VSOE is based on the product's estimated installation hours based on historical experience multiplied by the standard service billing rate. In determining VSOE, we require that a substantial majority of the selling price for a product or service fall within a reasonably narrow price range, as defined by us. We also consider the geographies in which the products or services are sold, major product and service groups, and other environmental variables in determining VSOE. Absent the existence of VSOE and TPE, our determination of a deliverable's ESP involves evaluating several factors based on the specific facts and circumstances of these arrangements, which include pricing strategy and policies driven by geographies, market conditions, competitive landscape, correlation between proportionate selling price and list price established by management having the relevant authority, and other environmental variables in which the deliverable is sold.
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
Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (see Note 8 "Goodwill and Intangible Assets" in the Notes to Consolidated Financial Statements). We generally perform our annual impairment tests during the fourth quarter of each fiscal year using the opening balance sheet as of the first day of the fourth fiscal quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year.
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
For fiscal 2010, we performed our annual goodwill impairment testing during the fourth quarter of fiscal 2010 using the opening balance sheet as of the first day of the fourth fiscal quarter and noted no impairment. As noted in the valuation analysis discussion above, such analysis requires significant judgments and estimates to be made by management in particular related to the forecast. The assumed growth rates and gross margins as well as period expenses were determined based on internally developed forecasts considering our future plans. The assumptions used were management's best estimates based on projected results and market conditions as of the date of testing. Utilizing the Income Approach, we noted no impairment. Based on our evaluation, the fair values of each of the two operating segments significantly exceeded their carrying value. In order to test the sensitivity of these fair values, management further reviewed other scenarios relative to these assumptions to see if the resulting impact on fair values would have resulted in a different conclusion for the CLC and SLS reporting units. Sensitivity was applied to the discount rate used in the Income approach for both the CLC and SLS reporting units. The discount rate for the CLC and SLS reporting units could have been increased by more than 25% and still resulted in no impairment. Based on the outcome of this testing and sensitivity analysis, we decided it would not be necessary to utilize all three testing methods for this annual test.
At October 1, 2011, we had $76.0 million of goodwill, $18.0 million of purchased intangible assets and $104.5 million of property and equipment on our consolidated balance sheet.
Under the goodwill standards, a company may carry forward the detailed determination of a reporting unit from one year to the next if certain criteria have been met. Those criteria include: the assets and liabilities that make up the reporting unit have not changed significantly since the most recent fair value determination, the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin, and based on an analysis of events that have occurred and circumstances that have changed since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.
Based on our analysis and a review of the criteria, using the opening balance sheet as of the first day of the fourth quarter of fiscal 2011, we determined that we had met the requirements of the goodwill standard for carrying forward our fair value determination from fiscal 2010, and did not perform detailed testing of the fair value of our reporting units for fiscal 2011. Between the completion of that testing and the end of the fourth quarter of fiscal 2011, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment; based on our evaluation, the fair values of each of the two operating segments significantly exceeded their carrying value as of that date.
As no impairment indicators were present during the fourth quarter of fiscal 2011, we believe these values remain recoverable.
It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets in fiscal 2010. In addition, if the price of our common stock were to significantly decrease combined with any other adverse change in market conditions, thus indicating that the underlying fair value of our reporting units or other long-lived assets may have decreased, we may be required to assess the recoverability of such assets in the period such circumstances are identified. In that event, additional impairment charges or shortened useful lives of certain long-lived assets may be required.
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
Stock-Based Compensation
We account for stock-based compensation using fair value. We estimate the fair value of stock options granted using the Black-Scholes Merton model and estimate the fair value of market-based performance restricted stock units granted using a Monte Carlo simulation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We amortize the fair value of stock options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We value service-based restricted stock units using the intrinsic value method and amortize the value on a straight-line basis over the restriction period. We value market-based performance restricted stock units using a Monte Carlo simulation model and amortize the value over the performance period, with no adjustment in future periods, based upon the actual shareholder return over the performance period.
U.S. Generally Accepted Accounting Principles ("GAAP") requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the options expected life, the expected price volatility of the underlying stock and an estimate of expected forfeitures. Our computation of expected volatility considers historical volatility and market-based implied volatility. Our estimate of expected forfeitures is based on historical employee data and could differ from actual forfeitures.
See Note 14 "Employee Stock Option and Benefit Plans" in the notes to the Consolidated Financial Statements under Item 15 of this Annual Report on Form 10-K for a description of our stock-based employee compensation plans and the assumptions we use to calculate the fair value of stock-based employee compensation.
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
Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $198.7 million at fiscal 2011 year-end. In addition to federal income taxes (which are not practicably determinable), withholding taxes of approximately $9.4 million would be payable upon repatriation of such earnings which would result in additional foreign tax credits.
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
In addition to the federal legislation, the state of California approved its 2010-2011 budget on October 8, 2010 that includes modifications to the tax law provisions that were previously set to become effective with tax years beginning on or after January 1, 2011. Accordingly, we were able to benefit from additional research and development tax credits in fiscal year 2011 that were previously limited.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk disclosures
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest rate sensitivity
A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at fiscal 2011 year-end, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.
At fiscal 2011 year-end, the fair value of our available-for-sale debt securities was $46.6 million, all of which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were $276,000 and ($27,000), respectively, at fiscal 2011 year-end. At fiscal 2010 year-end, the fair value of our available-for-sale debt securities was $17.4 million, all of which was classified as short-term investments. Gross unrealized gains and losses on available-for-sale debt securities were $82,000 and ($2,000), respectively, at fiscal 2010 year-end.
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
The following table provides information about our foreign exchange forward contracts at October 1, 2011. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at October 1, 2011 rates.
Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Euro	1.3583	$(42,488)	$(42,103)
British Pound Sterling	1.5795	$4,998	$4,932
Japanese Yen	76.8993	$(2,351)	$(2,355)
Korean Won	1,106.1000	$7,044	$6,591
Chinese Renminbi	6.4040	$3,579	$3,591
Canadian Dollar	1.0046	$1,162	$1,108

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 15-(a) for an index to the Consolidated Financial Statements and Supplementary Financial Information, which are attached hereto and incorporated by reference herein. The financial statements and notes thereto can be found beginning on page 66 of this annual report.

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
Management assessed the effectiveness of our internal control over financial reporting as of October 1, 2011, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on the assessment by management, we determined that our internal control over financial reporting was effective as of October 1, 2011. The effectiveness of our internal control over financial reporting as of October 1, 2011 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which appears below.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Coherent, Inc.:
We have audited the internal control over financial reporting of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of October 1, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 1, 2011, of the Company and our report dated November 30, 2011, expressed an unqualified opinion on those consolidated financial statements.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
November 30, 2011

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding: (i) our directors will be set forth under the caption "Proposal One —Election of Directors—Nominees"; (ii) compliance with Section 16(a) of the Securities Act of 1933 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance"; (iii) the process for stockholders to nominate directors will be set forth under the caption "Proposal One—Election of Directors—Process for Recommending Candidates for Election to the Board of Directors"; (iv) our audit committee and audit committee financial expert will be set forth under the caption "Proposal One—Election of Directors—Board Meetings and Committees—Audit Committee"; in our proxy statement for use in connection with an upcoming Annual Meeting of Stockholders to be held in 2012 (the "2012 Proxy Statement") and is incorporated herein by reference or included in a Form 10-K/A as an amendment to this Form 10-K. The 2012 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.
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
Stockholders may request free printed copies of our worldwide Business Conduct Policy from:
Coherent, Inc.
Attention: Investor Relations
5100 Patrick Henry Drive
Santa Clara, California 95054
Executive Officers
The name, age, position and a brief account of the business experience of our executive officers as of November 30, 2011 are set forth below:

Name	Age	Office Held
John R. Ambroseo	50	President and Chief Executive Officer
Helene Simonet	59	Executive Vice President and Chief Financial Officer
Mark Sobey	51	Executive Vice President and General Manager, Specialty Laser Systems
Luis Spinelli	63	Executive Vice President and Chief Technology Officer
Bret M. DiMarco	43	Executive Vice President, General Counsel and Corporate Secretary
Paul Sechrist	52	Executive Vice President, Worldwide Sales and Service
John R. Ambroseo.    Mr. Ambroseo has served as our President and Chief Executive Officer as well as a member of the Board of Directors since October 2002. Mr. Ambroseo served as our Chief Operating Officer from June 2001 through September 2002. Mr. Ambroseo served as our Executive Vice President and as President and General Manager of the Coherent Photonics Group from September 2000 to June 2001. From September 1997 to September 2000, Mr. Ambroseo served as our Executive Vice President and as President and General Manager of the Coherent Laser Group. From March 1997 to September 1997, Mr. Ambroseo served as our Scientific Business Unit Manager. From August 1988, when Mr. Ambroseo joined us, until March 1997, he served as a Sales Engineer, Product Marketing Manager, National Sales Manager and Director of European Operations. Mr. Ambroseo received a Bachelor degree from SUNY-College at Purchase and a PhD in Chemistry from the University of Pennsylvania.
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

Corporation. Ms. Simonet has both Master's and Bachelor degrees from the University of Leuven, Belgium.
Mark Sobey.    Mr. Sobey was appointed Executive Vice President of Coherent and General Manager of Specialty Laser Systems (SLS) in April 2010. He has served as Senior Vice President and General Manager for the SLS Business Group, which primarily serves the Microelectronics and Research markets, since joining Coherent in July 2007. Prior to Coherent, Mr. Sobey has spent over 20 years in the Laser and Fiber Optics Telecommunications industries, including roles as Senior Vice President Product Management at Cymer from January 2006 through June 2007 and previously as Senior Vice President Global Sales at JDS Uniphase through October 2005. He received his PhD in Engineering and BSc in Physics, both from the University of Strathclyde in Scotland.
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

Paul Sechrist. Mr. Paul Sechrist was appointed Executive Vice President, Worldwide Sales and Service in March 2011. He has over 28 years of experience with Coherent, including roles as Senior Vice President and General Manager of Commercial Lasers and Components from October 2008 to March 2011, Vice President and General Manager of Specialty Laser Systems, Santa Clara from March 2008 to October 2008 and Vice President for Components from April 2005 to October 2008. Mr. Sechrist received an AA degree from San Jose City College, with Physics studies at California State University, Hayward.

ITEM 11.    EXECUTIVE COMPENSATION
Information regarding: (i) executive officer and director compensation will be set forth under the captions "Election of Directors—Director Compensation" and "Executive Officers and Executive Compensation" and (ii) compensation committee interlocks will be set forth under the caption "Executive Officers and Executive Compensation—Compensation Committee Interlocks and Insider Participation and Committee Independence" in the 2012 Proxy Statement or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 1, 2011. The 2012 Proxy Statement or Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding: (i) equity compensation plan information will be set forth under the caption "Equity Compensation Plan Information"; and (ii) security ownership of certain beneficial owners and management will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management"; in our 2012 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 1, 2011.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in our 2012 Proxy Statement and is incorporated herein by reference or included in a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended October 1, 2011.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accounting Fees and Services
The following table sets forth fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte") during fiscal years 2011 and 2010:

	2011	2010
Audit fees(1)	$1,665,000	$1,440,000
Audit-related fees	—	—
Tax fees	—	—
All other fees(2)	2,000	2,000
Total	$1,667,000	$1,442,000
_____________________________________________

(1)
Represents fees for professional services provided in connection with the integrated audit of our annual financial statements and internal control over financial reporting and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.

(2)	Represents the annual subscription for access to the Deloitte Accounting Research Tool, which is a searchable on-line accounting database ($2,000) in both fiscal years.
Pre-Approval of Audit and Non-Audit Services
The Audit Committee has determined that the provision of non-audit services by Deloitte is compatible with maintaining Deloitte's independence. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by Deloitte. In other cases, the Chairman of the Audit Committee has the delegated authority from the Committee to pre-approve certain additional services, and such pre-approvals are communicated to the full Committee at its next meeting. During fiscal year 2011, all services were pre-approved by the Audit Committee in accordance with this policy.

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

3.	Exhibits

Exhibit Numbers
3.1*	Restated and Amended Certificate of Incorporation. (Previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended September 29, 1990)
3.2*	Certificate of Amendment of Restated and Amended Certificate of Incorporation of Coherent, Inc. (Previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended September 28, 2002)
3.3*	Bylaws of Coherent, Inc. (Previously filed as Exhibit 3.3 to Form 10-Q for the fiscal quarter ended June 28, 2008)
10.1*‡	Amended and Restated Employee Stock Purchase Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 28, 2008)
10.2*‡	Coherent Employee Retirement and Investment Plan. (Previously filed as Exhibit 10.23 to Form 8, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 25, 1982)
10.3*‡	1995 Stock Plan and forms of agreement. (Previously filed as Exhibit 10.34 to Form 10-K for the fiscal year ended September 28, 1996)
10.4*	1998 Director Option Plan. (Previously filed as Appendix B to Schedule 14A filed February 28, 2006)
10.5*‡	2001 Stock Plan (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 29, 2008)
10.6*‡	Change of Control Severance Plan, as amended and restated effective December 10, 2008. (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended April 4, 2009).
10.7‡	Variable Compensation Plan, as amended.
10.8‡	Fiscal 2011 Variable Compensation Plan Payout Scale for Named Executive Officers.
10.9**‡	Fiscal 2012 Variable Compensation Plan Payout Scale for Named Executive Officers.
10.10*‡	Offer Letter to Bret DiMarco. (Previously filed as Exhibit 10.14 to Form 10-K for the year ended September 30, 2006)
10.11*‡	Supplementary Retirement Plan. (Previously filed as Exhibit 10.5 to Form 10-Q for the quarter ended April 1, 2006)
10.12*‡	2005 Deferred Compensation Plan. (Previously filed as Exhibit 10.16 to Form 10-K for the year ended September 27, 2008)
10.13*‡	Form of 2001 Stock Plan Terms and Conditions of Restricted Stock Units. (Previously filed as Exhibit 10.1 to Form 8-K filed on November 27, 2009)
10.14*‡	Form of 2001 Stock Plan Amended Global Stock Option Agreement. (Previously filed as Exhibit 10.2 to Form 8-K filed on November 27, 2009)

10.15*	Loan Agreement by and between Coherent, Inc. and Union Bank of California, N.A. dated as of March 31, 2008. (Previously filed as Exhibit 10.24 to Form 10-K/A for the year ended September 27, 2008)
10.16*	Amendment to Union Bank Agreement dated April 29, 2010. (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended April 3, 2010)
10.17*	Second Lease Amendment by and between Coherent, Inc. and 5200 Patrick Henry Associates LLC dated as of July 23, 2010. (Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended July 3, 2010)
10.18*	Form of Indemnification Agreement.
10.19*‡	2011 Equity Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-174019) filed on May 6, 2011)
10.20*‡	Form of RSU Agreement for members of the Board of Directors under the Company's 2011 Equity Incentive Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended July 2, 2011)
10.21*‡	Form of Option Agreement for members of the Board of Directors under the Company's 2011 Equity Incentive Plan. (Previously filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended July 2, 2011)
10.22‡	Form of Performance RSU Agreement under the 2011 Equity Incentive Plan.
10.23‡	Form of Time-Based RSU Agreement under the 2011 Equity Incentive Plan.
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________________________________

*	These exhibits were previously filed with the Commission as indicated and are incorporated herein by reference.
**	Portions of this exhibit are redacted and confidential treatment has been requested.
‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERENT, INC.
Date:	November 30, 2011	/s/ JOHN R. AMBROSEO
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ JOHN R. AMBROSEO
John R. Ambroseo (Director and Principal Executive Officer)	November 30, 2011 Date
/s/ HELENE SIMONET
Helene Simonet (Principal Financial and Accounting Officer)	November 30, 2011 Date
/s/ JAY T. FLATLEY
Jay T. Flatley (Director)	November 30, 2011 Date
/s/ SUSAN M. JAMES
Susan M. James (Director)	November 30, 2011 Date
/s/ L. WILLIAM KRAUSE
L. William Krause (Director)	November 30, 2011 Date
/s/ GARRY W. ROGERSON
Garry W. Rogerson (Director)	November 30, 2011 Date
/s/ LAWRENCE TOMLINSON
Lawrence Tomlinson (Director)	November 30, 2011 Date
/s/ SANDEEP VIJ
Sandeep Vij (Director)	November 30, 2011 Date

STATEMENT OF MANAGEMENT RESPONSIBILITY
Management is responsible for the preparation, integrity, and objectivity of the Consolidated Financial Statements and other financial information included in the Company's 2011 Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management. It is critical for investors and other users of the Consolidated Financial Statements to have confidence that the financial information that we provide is timely, complete, relevant and accurate
Management, with oversight by the Company's Board of Directors, has established and maintains a corporate culture that requires that the Company's affairs be conducted to the highest standards of business ethics and conduct. Management also maintains a system of internal control that is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. This system is regularly monitored through direct management review, as well as extensive audits conducted by internal auditors throughout the organization.
Our Consolidated Financial Statements as of and for the year ended October 1, 2011 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included an integrated audit under such standards.
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

/s/ JOHN R. AMBROSEO	/s/ HELENE SIMONET
John R. Ambroseo President and Chief Executive Officer	Helene Simonet Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coherent, Inc.:
We have audited the accompanying consolidated balance sheets of Coherent, Inc. and its subsidiaries (collectively, the "Company") as of October 1, 2011 and October 2, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 1, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 1, 2011 and October 2, 2010, and the results of its operations and its cash flows for each of the three years in the period ended October 1, 2011, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 1, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 30, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

San Jose, California
November 30, 2011

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	October 1, 2011	October 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$167,061	$245,380
Restricted cash	—	625
Short-term investments	53,142	17,391
Accounts receivable—net of allowances of $1,439 in 2011 and $1,655 in 2010	141,037	110,211
Inventories	152,385	113,858
Prepaid expenses and other assets	44,964	35,002
Deferred tax assets	22,057	20,050
Total current assets	580,646	542,517
Property and equipment, net	104,504	90,339
Goodwill	75,954	70,796
Intangible assets, net	17,980	19,931
Other assets	64,182	79,521
Total assets	$843,266	$803,104
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$15	$18
Accounts payable	39,841	39,737
Income taxes payable	23,929	4,267
Other current liabilities	98,620	87,898
Total current liabilities	162,405	131,920
Long-term obligations	19	33
Other long-term liabilities	62,841	79,688
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $.01:
Authorized—500,000 shares;
Outstanding—23,722 shares in 2011 and 24,554 shares in 2010	236	245
Additional paid-in capital	130,250	186,078
Accumulated other comprehensive income	51,221	62,084
Retained earnings	436,294	343,056
Total stockholders' equity	618,001	591,463
Total liabilities and stockholders' equity	$843,266	$803,104
See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Net sales	$802,834	$605,067	$435,882
Cost of sales	452,012	344,256	274,772
Gross profit	350,822	260,811	161,110
Operating expenses:
Research and development	81,232	72,354	61,417
Selling, general and administrative	149,499	123,575	108,098
Impairment of goodwill	—	—	19,286
Amortization of intangible assets	8,082	8,002	7,466
Total operating expenses	238,813	203,931	196,267
Income (loss) from operations	112,009	56,880	(35,157)
Other income (expense):
Interest and dividend income	909	1,871	2,485
Interest expense	(147)	(256)	(228)
Other—net	11,058	(516)	(2,955)
Total other income (expense), net	11,820	1,099	(698)
Income (loss) before income taxes	123,829	57,979	(35,855)
Provision for (benefit from) income taxes	30,591	21,063	(536)
Net income (loss)	$93,238	$36,916	$(35,319)
Net income (loss) per share:
Basic	$3.74	$1.49	$(1.45)
Diluted	$3.66	$1.47	$(1.45)
Shares used in computation:
Basic	24,924	24,718	24,281
Diluted	25,464	25,091	24,281
See accompanying Notes to Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Years in the Period Ended October 1, 2011
(In thousands)

	Common Stock Shares	Common Stock Par Value	Add. Paid-in Capital	Accum. Other Comp. Income	Retained Earnings	Total
Balances, September 27, 2008	24,191	$241	$177,646	$79,089	$341,459	$598,435
Components of comprehensive income:
Net loss	—	—	—	—	(35,319)	(35,319)
Translation adjustment, net of tax	—	—	—	1,156	—	1,156
Unrealized gain on available for sale securities, net of tax	—	—	—	16	—	16
Net loss realized on derivative instruments, net of tax	—	—	—	8	—	8
Total comprehensive loss						(34,139)
Common stock issued under stock plans, net of shares withheld for employee taxes	264	3	3,946	—	—	3,949
Stock-based compensation	—	—	7,326	—	—	7,326
Balances, October 3, 2009	24,455	$244	$188,918	$80,269	$306,140	$575,571
Components of comprehensive income:
Net income	—	—	—	—	36,916	36,916
Translation adjustment, net of tax	—	—	—	(18,259)	—	(18,259)
Unrealized loss on available for sale securities, net of tax	—	—	—	(11)	—	(11)
Net loss realized on derivative instruments, net of tax	—	—	—	85	—	85
Total comprehensive income						18,731
Common stock issued under stock plans, net of shares withheld for employee taxes	1,295	13	32,214	—	—	32,227
Repurchases of Common Stock	(1,196)	(12)	(43,323)	—	—	(43,335)
Stock-based compensation	—	—	8,269	—	—	8,269
Balances, October 2, 2010	24,554	$245	$186,078	$62,084	$343,056	$591,463
Components of comprehensive income:
Net income	—	—	—	—	93,238	93,238
Translation adjustment, net of tax	—	—	—	(10,842)	—	(10,842)
Unrealized loss on available for sale securities, net of tax	—	—	—	(21)	—	(21)
Total comprehensive income						82,375
Common stock issued under stock plans, net of shares withheld for employee taxes	1,233	11	31,403	—	—	31,414
Tax benefit from employee stock options	—	—	290	—	—	290
Repurchases of Common Stock	(2,065)	(20)	(100,617)	—	—	(100,637)
Stock-based compensation	—	—	13,096	—	—	13,096
Balances, October 1, 2011	23,722	$236	$130,250	$51,221	$436,294	$618,001
See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Cash flows from operating activities:
Net income (loss)	$93,238	$36,916	$(35,319)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,539	21,657	19,194
Amortization of intangible assets	8,082	8,002	7,466
Impairment of goodwill	—	—	19,286
Stock-based compensation	12,963	8,286	7,415
Excess tax benefit from stock-based compensation arrangements	(5,111)	(934)	(9)
Non-cash gain on Finland dissolution	(6,511)	—	—
Tax benefit from employee stock options	290	—	—
Deferred income taxes	22,089	13,287	(12,224)
Loss on disposal of property and equipment	300	334	594
Other non-cash expense	(232)	4,420	(228)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(26,185)	(33,674)	24,854
Inventories	(38,570)	(14,607)	21,412
Prepaid expenses and other assets	(8,098)	(9,247)	2,302
Other assets	(1,194)	67	6,245
Accounts payable	(161)	15,122	(4,172)
Income taxes payable/receivable	3,982	6,454	1,481
Other current liabilities	8,712	22,838	(13,848)
Other long-term liabilities	2,543	(108)	(5,400)
Net cash provided by operating activities	86,676	78,813	39,049
Cash flows from investing activities:
Purchases of property and equipment	(37,117)	(15,139)	(21,627)
Proceeds from dispositions of property and equipment	355	2,144	1,604
Purchases of available-for-sale securities	(230,992)	(108,688)	(106,856)
Proceeds from sales and maturities of available-for-sale securities	195,570	133,087	67,435
Acquisition of businesses, net of cash acquired	(14,108)	(20,745)	—
Investment in SiOnyx	—	(2,000)	—
Change in restricted cash	625	(625)	2,521
Other-net	—	38	(25)
Net cash used in investing activities	(85,667)	(11,928)	(56,948)

(continued)

COHERENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands)

	Year Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Cash flows from financing activities:
Short-term borrowings	$2,344	$—	$8
Short-term repayments	(2,344)	—	(8)
Cash overdrafts decrease	—	—	(470)
Repayments of capital lease obligations	(18)	(19)	(8)
Repurchase of common stock	(100,637)	(43,335)	—
Issuance of common stock under employee stock option and purchase plans	34,720	33,438	4,674
Excess tax benefits from stock-based compensation arrangements	5,111	934	9
Net settlement of restricted common stock	(3,306)	(1,211)	—
Net cash provided by (used in) financing activities	(64,130)	(10,193)	4,205
Effect of exchange rate changes on cash and cash equivalents	(15,198)	(11,262)	(182)
Net increase (decrease) in cash and cash equivalents	(78,319)	45,430	(13,876)
Cash and cash equivalents, beginning of year	245,380	199,950	213,826
Cash and cash equivalents, end of year	$167,061	$245,380	$199,950
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$108	$223	$194
Income taxes	$17,291	$12,642	$22,024
Cash received during the year for:
Income taxes	$5,250	$9,213	$10,333
Noncash investing and financing activities:
Unpaid property and equipment purchases	$1,334	$2,076	$696
Assets acquired under capital leases	$—	$43	$—

(concluded)
See accompanying Notes to Consolidated Financial Statements

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Founded in 1966, Coherent, Inc. provides photonics-based solutions in a broad range of commercial and scientific research applications. We design, manufacture, service and market lasers, laser tools and related accessories for a diverse group of customers. Headquartered in Santa Clara, California, the Company has worldwide operations including research and development, manufacturing, sales, service and support capabilities.

2. SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
Our fiscal year ends on the Saturday closest to September 30. Fiscal years 2011, 2010 and 2009 ended on October 1, October 2, and October 3, respectively, and are referred to in these financial statements as fiscal 2011, fiscal 2010, and fiscal 2009 for convenience. Fiscal 2009 included 53 weeks; fiscal 2011 and 2010 included 52 weeks. The fiscal years of the majority of our international subsidiaries end on September 30. Accordingly, the financial statements of these subsidiaries as of that date and for the years then ended have been used for our consolidated financial statements. Management believes that the impact of the use of different year-ends is immaterial to our consolidated financial statements taken as a whole.
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
Basis of Presentation
The consolidated financial statements include the accounts of Coherent, Inc. and its majority-owned subsidiaries (collectively, "the Company", "we", "our", or "Coherent"). Intercompany balances and transactions have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20%-50% ownership) are accounted for by the equity method.
Fair Value of Financial Instruments
The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Short-term investments are comprised of available-for-sale securities, which are carried at fair value. Other non-current assets include trading securities related to our deferred compensation plans, which are carried at fair value. The recorded carrying amount of our long-term obligations approximates fair value at fiscal 2011 and 2010 year-ends. Foreign exchange contracts are stated at fair value based on prevailing financial market information.
Cash Equivalents
All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash equivalents.
Concentration of Credit Risk
Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. At fiscal 2011 year-end, the majority of our short-term investments are in corporate notes and obligations, bank certificates of deposit and federal agency obligations. Cash equivalents and short-term investments are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. At October 1, 2011, we held cash and cash equivalents outside the U.S. in certain of our foreign operations totaling approximately $145.1 million, the majority of which is denominated in the Euro. The majority of our accounts receivable are derived from sales to customers for commercial applications. We perform ongoing credit evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. We maintain reserves for potential credit losses. Our products are broadly distributed and there were no customers who accounted for more than 10% of accounts receivable at fiscal 2011 or fiscal 2010 year-end.
Accounts Receivable Allowances

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
Activity in accounts receivable allowance is as follows (in thousands):

	Fiscal year-end
	2011	2010	2009
Beginning balance	$1,655	$2,147	$2,494
Additions charged to expenses	1,329	349	1,974
Accruals resulting from acquisitions	184	33	—
Deductions from reserves	(1,729)	(874)	(2,321)
Ending balance	$1,439	$1,655	$2,147
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows (in thousands):

	Fiscal year-end
	2011	2010
Purchased parts and assemblies	$44,824	$38,449
Work-in-process	52,457	40,010
Finished goods	55,104	35,399
	$152,385	$113,858
Property and Equipment
Property and equipment are stated at cost and are depreciated or amortized using the straight-line method. Cost, accumulated depreciation and amortization, and estimated useful lives are as follows (dollars in thousands):

	Fiscal year-end
	2011	2010	Useful Life
Land	$6,288	$6,100
Buildings and improvements	62,296	60,350	5-40 years
Equipment, furniture and fixtures	194,566	187,240	3-10 years
Leasehold improvements	24,794	18,437	Lesser of useful life or terms of leases
	287,944	272,127
Accumulated depreciation and amortization	(183,440)	(181,788)
Property and equipment, net	$104,504	$90,339
Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. All of our existing asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites and costs to clean up and dispose of certain fixed assets at our Finland site. We estimated that as of fiscal 2011 year-end, gross expected future cash flows of $2.2 million would be required to fulfill these obligations.
The following table reconciles changes in our asset retirement liability for fiscal 2011 and 2010 (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset retirement liability as of October 3, 2009	$1,679
Adjustment to asset retirement obligations recognized	(29)
Accretion recognized	93
Changes due to foreign currency exchange	(6)
Asset retirement liability as of October 2, 2010	1,737
Payment of asset retirement obligations	(328)
Adjustment to asset retirement obligations recognized	318
Accretion recognized	98
Changes due to foreign currency exchange	53
Asset retirement liability as of October 1, 2011	$1,878
At October 1, 2011, $1,878,000 of the asset retirement liability is included in other long-term liabilities on our consolidated balance sheets. At October 2, 2010, $328,000 of the asset retirement liability is included in other current liabilities and $1,409,000 is included in other long-term liabilities on our consolidated balance sheets.
Long-lived Assets
We evaluate the carrying value of long-lived assets, including intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of long-lived assets are impaired based on a comparison to the undiscounted expected future net cash flows. If the comparison indicates that impairment exists, long-lived assets that are classified as held and used are written down to their respective fair values. When long-lived assets are classified as held for sale, they are written down to their respective fair values less costs to sell. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows. For fiscal years 2011, 2010 and 2009, there were no significant asset impairments recorded.
Goodwill
Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired (see Note 8). Goodwill is tested for impairment by comparing the respective fair value with the respective carrying value of the reporting unit. Fair value is determined using the Income Approach (discounted cash flow approach) valuation methodology. Absent any impairment indicators, we perform our annual impairment tests during the fourth quarter of each fiscal year using opening balance sheet as of the first day of the fourth fiscal quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year.
Intangible Assets
Intangible assets, including acquired existing technology, patents, customer lists, order backlog, trade name, non-compete agreements, production know-how and in-process research and development, are amortized on a straight-line basis over estimated useful lives of one year to fifteen years.
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
Components of the reserve for warranty costs during fiscal 2011, 2010 and 2009 were as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Fiscal
	2011	2010	2009
Beginning balance	$13,499	$10,211	$13,214
Additions related to current period sales	27,900	20,466	12,573
Warranty costs incurred in the current period	(24,671)	(17,450)	(15,461)
Accruals resulting from acquisitions	178	160	—
Adjustments to accruals related to prior period sales	(202)	112	(115)
Ending balance	$16,704	$13,499	$10,211
Revenue Recognition
In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard for multiple deliverable revenue arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also issued a new accounting standard for certain revenue arrangements that include software elements. This new standard excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product's functionality. We prospectively adopted both these standards in the first quarter of fiscal 2011. The impact of adopting these standards was not material to net sales or our condensed consolidated financial statements for the fiscal year ended October 1, 2011. The new accounting standards for revenue recognition if applied in the same manner to the year ended October 2, 2010 would not have had a material impact on net sales or to our consolidated financial statements for that fiscal year.

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
Our basis for establishing VSOE of a deliverable's selling price consists of standalone sales transactions when the same or similar product or service is sold separately. However, when services are never sold separately, such as product installation services, VSOE is based on the product's estimated installation hours based on historical experience multiplied by the standard service billing rate. In determining VSOE, we require that a substantial majority of the selling price for a product or service fall within a reasonably narrow price range, as defined by us. We also consider the geographies in which the products or services are sold, major product and service groups, and other environmental variables in determining VSOE. Absent the existence of VSOE and TPE, our determination of a deliverable's ESP involves evaluating several factors based on the specific facts and circumstances of these arrangements, which include pricing strategy and policies driven by geographies, market conditions, competitive landscape, correlation between proportionate selling price and list price established by management having the relevant authority, and other environmental variables in which the deliverable is sold.
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
The following table presents information necessary to calculate basic and diluted earnings (loss) per share (in thousands, except per share data):

	Fiscal
	2011	2010	2009
Weighted average shares outstanding—basic (1)	24,924	24,718	24,281
Dilutive effect of employee awards	540	373	—
Weighted average shares outstanding—diluted	25,464	25,091	24,281
Net income (loss)	$93,238	$36,916	$(35,319)
Net income (loss)—basic	$3.74	$1.49	$(1.45)
Net income (loss)—diluted	$3.66	$1.47	$(1.45)
_______________________________________

(1)	Net of unvested restricted stock
A total of 2,416, 1,221,143 and 2,880,395 potentially dilutive securities have been excluded from the dilutive share calculation for fiscal 2011, 2010 and 2009, respectively, as their effect was anti-dilutive.
Stock-Based Compensation
We account for stock-based compensation using the fair value of the awards granted. We estimate the fair value of stock options granted using the Black-Scholes Merton model. We value restricted stock units using the intrinsic value method. We use a Monte Carlo model to estimate the fair value of market-based performance restricted stock units. We use historical data to estimate pre-vesting option and restricted stock unit forfeitures and record stock-based compensation expense only for those options and awards that are expected to vest. We amortize the fair value of stock options and awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. See Note 14 "Employee Stock Option and Benefit Plans" for a description of our stock-based employee compensation plans and the assumptions we use to calculate the fair value of stock-based employee compensation.
Shipping and Handling Costs
We record costs related to shipping and handling of revenue in cost of sales for all periods presented.
Advertising Costs
Advertising costs are expensed as incurred and were $4.1 million, $2.6 million and $2.2 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.
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
We account for uncertain tax issues pursuant to ASC 740-10 (formerly FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”), which creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. This standard provides a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the matter) that a tax provision is more likely than not to be sustained upon examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. These determinations involve significant judgment by management. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

standard or when they are resolved through negotiation or litigation with factual interpretation, judgment and certainty. Tax laws and regulations themselves are complex and are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court filings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.
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
Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The total amount of unremitted earnings of foreign subsidiaries for which we have not yet recorded federal income taxes was approximately $198.7 million at fiscal 2011 year-end. In addition to federal income taxes (which are not practicably determinable), withholding taxes of approximately $9.4 million at fiscal 2011 year-end would be payable upon repatriation of such earnings which would result in additional foreign tax credits.
Adoption of New Accounting Pronouncement and Update to Significant Accounting Policies

As discussed under "Revenue Recognition", we adopted the FASB's accounting standard for multiple deliverable revenue arrangements and the FASB's accounting standard for certain revenue arrangements that include software elements. We prospectively adopted both these standards in the first quarter of fiscal 2011. The impact of adopting these standards was not material to net sales or our condensed consolidated financial statements for the fiscal year ended October 1, 2011.

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
Recently Issued Accounting Pronouncements
In June 2011, the FASB issued a final standard requiring the presentation of net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The new standard eliminates the option currently elected by the Company to present items of other comprehensive income in the annual statement of changes in stockholders' equity. The new requirements do not change the components of comprehensive income recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Earnings per share computations do not change. The new requirements are effective for interim and annual periods beginning after December 15, 2011. Full retrospective application is required. As this standard relates only to the presentation of other comprehensive income, the adoption of this accounting standard will not have an

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

impact on our consolidated financial position, results of operations and cash flows.
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

3. RESTRUCTURING ACTIVITIES
During the second quarter of fiscal 2009, we announced our plans to close our facilities in Tampere, Finland and St. Louis, Missouri. The closure of our St. Louis site was completed in the fourth quarter of fiscal 2009. The closure of our Finland site was scheduled for completion by the end of fiscal 2010, but we delayed the closure due to increased demand for products manufactured in Finland.  In the second quarter of fiscal 2011, we ceased manufacturing operations in our Finland facility and recognized a $6.1 million gain, primarily in other income (expense), due to a non-recurring translation adjustment related to the dissolution of our Finland operations. We exited the facility in the third quarter of fiscal 2011. These closure plans resulted in charges primarily for employee termination and other exit related costs associated with a plan approved by management.
During the first quarter of fiscal 2010, we acquired the assets and certain liabilities of StockerYale, Inc's laser module product line in Montreal, Canada and transitioned those activities to other Coherent facilities in Salem, Massachusetts, Wilsonville, Oregon and Sunnyvale, California. The transfer was completed in the second quarter of fiscal 2011. These closure plans resulted in charges primarily for employee termination and other exit related costs associated with a plan approved by management.
Restructuring charges in fiscal 2011 and 2010 are recorded in cost of sales, research and development and selling, general and administrative expenses in our consolidated statements of operations.
The following table presents our current liability as accrued on our balance sheets for restructuring charges. The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for fiscal 2011 and 2010 (in thousands):

	Severance Related	Facilities Related Charges	Other Restructuring Costs	Total
Balances, October 3, 2009	$488	$357	$807	$1,652
Provision	1,411	3,823	3,134	8,368
Payments and other	(987)	(4,163)	(2,638)	(7,788)
Balances, October 2, 2010	912	17	1,303	2,232
Provision	218	—	680	898
Payments and other	(1,130)	(17)	(1,349)	(2,496)
Balances, October 1, 2011	$—	$—	$634	$634
The current year severance related costs are primarily comprised of severance pay, outplacement services, medical and

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. RESTRUCTURING ACTIVITIES (Continued)

other related benefits for employees being terminated due to the transition of activities out of Tampere, Finland. At October 1, 2011, $634,000 of accrued restructuring costs was included in other current liabilities.
The following table presents our restructuring charges incurred by segment:

	By Segment
	Commercial Lasers and Components	Specialty Laser Systems	Total
Costs incurred and charged to expense in fiscal 2011	$898	$—	$898
Costs incurred and charged to expense in fiscal 2010	8,368	—	8,368
Costs incurred and charged to expense in fiscal 2009	8,674	6,763	15,437
Costs incurred and charged to expense in fiscal 2008	4,160	1,644	5,804
Cumulative costs incurred to date	$22,100	$8,407	$30,507

4. BUSINESS COMBINATIONS
On January 5, 2011, we acquired all of the assets and certain liabilities of Hypertronics Pte Ltd for approximately $14.5 million in cash. Hypertronics designs and manufactures laser-and vision-based tools for flat panel, storage, semiconductor and solar applications at facilities in Singapore and Malaysia. Hypertronics has been included in our Specialty Lasers and Systems segment.

Our allocation of the purchase price is as follows (in thousands):

Tangible assets	$4,617
Goodwill	5,807
Intangible assets:
Existing technology	3,120
In-process R&D	570
Customer lists	1,880
Trade name	410
Non-compete agreements	60
Liabilities assumed	(1,965)
Total	$14,499

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

will commence. None of the projects had been completed as of October 1, 2011.

We expensed $0.6 million of acquisition-related costs as selling, general and administrative expenses in our consolidated statements of operations in the fiscal year ended October 1, 2011.

Results of operations for the business have been included in our consolidated financial statements subsequent to the date of acquisition and pro forma results of operations in accordance with authoritative guidance for prior periods have not been presented because the effect of the acquisition was not material to our prior period consolidated financial results.
Beam Dynamics, Inc.
On April 29, 2010, we acquired Beam Dynamics, Inc. for $5.9 million in cash as allocated below and $0.3 million in deferred compensation related to an employment contract, which was recognized in expense as earned. Beam Dynamics manufactures flexible laser cutting tools for the materials processing market. Beam Dynamics has been included in our Commercial Lasers and Components segment.
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
During the third quarter of fiscal 2011, we paid out $0.6 million that had been held in an escrow account to be applied towards any remaining closing costs for the acquisition and payments to the shareholders. The amount was previously included in current restricted cash on our consolidated balance sheet. As of October 1, 2011, there were no amounts still classified as current restricted cash on our consolidated balance sheet.
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

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES (Continued)

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances; as of October 1, 2011 and October 2, 2010, we did not have any assets or liabilities valued based on Level 3 valuations.
Financial assets and liabilities measured at fair value as of October 1, 2011 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)
Money market fund deposits(1)	$8,135	$—	$8,135
Certificates of deposit(2)	—	65,941	65,941
U.S. and international government obligations(3)	—	62,079	62,079
Corporate notes and obligations(4)	—	48,967	48,967
Foreign currency contracts(5)	—	181	181
Mutual funds—Deferred comp and supplemental plan(6)	7,830	—	7,830

(1)	Included in cash and cash equivalents on the Consolidated Balance Sheet.

(2)	Includes $59,431 recorded in cash and cash equivalents and $6,510 recorded in short-term investments on the Consolidated Balance Sheet.

(3)	Includes $60,978 recorded in cash and cash equivalents and $1,101 recorded in short-term investments on the Consolidated Balance Sheet.

(4)	Includes $3,436 recorded in cash and cash equivalents and $45,531 recorded in short-term investments on the Consolidated Balance Sheet.

(5)	Includes $578 recorded in prepaid expenses and other assets and $397 recorded in other current liabilities on the Consolidated Balance Sheet (see Note 7).

(6)	Includes $2,844 recorded in prepaid expenses and other assets and $4,986 recorded in other assets on the Consolidated Balance Sheet (see Note 14).
Financial assets and liabilities measured at fair value as of October 2, 2010 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)
Money market fund deposits(1)	$39,677	$—	$39,677
Certificates of deposit(1)	—	90,986	90,986
U.S. and international government obligations(2)	—	92,298	92,298
Corporate notes and obligations(3)	—	15,445	15,445
Commercial paper(4)	—	7,000	7,000
Foreign currency contracts(5)	—	1,401	1,401
Mutual funds—Deferred comp and supplemental plans(6)	6,711	—	6,711

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES (Continued)

(1)	Included in cash and cash equivalents on the Consolidated Balance Sheet.

(2)	Includes $90,299 recorded in cash and cash equivalents and $1,999 recorded in short-term investments on the Consolidated Balance Sheet.

(3)	Includes $1,303 recorded in cash and cash equivalents and $14,142 recorded in short-term investments on the Consolidated Balance Sheet.

(4)	Includes $5,750 recorded in cash and cash equivalents and $1,250 recorded in short-term investments on the Consolidated Balance Sheet.

(5)	Includes $1,636 recorded in prepaid expenses and other assets and $235 recorded in other current liabilities on the Consolidated Balance Sheet (see Note 7).

(6)	Includes $2,340 recorded in prepaid expenses and other assets and $4,371 recorded in other assets on the Consolidated Balance Sheet (see Note 14).

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
Cash, cash equivalents and short-term investments consist of the following (in thousands):

	Fiscal 2011 Year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$166,931	$131	$(1)	$167,061
Short-term investments:
Available-for-sale securities:
Certificates of deposit	$6,500	$10	$—	$6,510
International government obligations	1,101	1	(1)	1,101
Corporate notes and obligations	45,282	275	(26)	45,531
Total short-term investments	$52,883	$286	$(27)	$53,142

	Fiscal 2010 Year-end
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$246,004	$1	$—	$246,005
Less: restricted cash	(625)			(625)
	$245,379			$245,380
Short-term investments:
Available-for-sale securities:
Commercial paper	$1,250	$—	$—	$1,250
U.S. Treasury and agency obligations	1,999	—	—	1,999
Corporate notes and obligations	14,062	82	(2)	14,142
Total short-term investments	$17,311	$82	$(2)	$17,391

The amortized cost and estimated fair value of available-for-sale investments in debt securities at fiscal 2011 and 2010 year-ends, classified as short-term investments on our consolidated balance sheet, were as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. SHORT-TERM INVESTMENTS (Continued)

	Fiscal Year-end
	2011		2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$46,383	$46,632	$17,307	$17,387
Due beyond 10 years	—	—	4	4
Total investments in available-for-sale debt securities	$46,383	$46,632	$17,311	$17,391
During fiscal 2011, we received proceeds totaling $172.6 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million. During fiscal 2010, we received proceeds totaling $28.4 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million.
At October 1, 2011, gross unrealized losses on our investments with unrealized losses that are not deemed to be other-than-temporarily impaired were $28,000 on corporate notes and obligations, certificates of deposit and government agency obligations of $29,198,000.

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
For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).
The outstanding notional contract and fair value amounts of hedge contracts, with maximum maturity of 2 months are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Notional Fair Value
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Euro currency hedge contracts:
Purchase	$42,488	$25,686	$42,103	$27,320
Sell	—	—	—	—
Net	$42,488	$25,686	$42,103	$27,320
Other foreign currency hedge contracts:
Purchase	$2,351	$4,843	$2,355	$4,845
Sell	(16,783)	(9,444)	(16,221)	(9,679)
Net	$(14,432)	$(4,601)	$(13,866)	$(4,834)
The location and amount of non-designated derivative instruments' loss in the Consolidated Statements of Operations for the fiscal year ended October 1, 2011 and October 2, 2010 is as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
	Location of Loss Recognized in Income on Derivatives	Fiscal Year Ended October 1, 2011
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense)	$14

		Amount of Gain or (Loss) Recognized in Income on Derivatives
	Location of Loss Recognized in Income on Derivatives	Fiscal Year Ended October 2, 2010
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense)	$203

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
During the second quarter of fiscal 2009, our expectations of declines in forecasted operating results due to the slowdown in the global economy and the further declines in our stock price led us to conclude that a second triggering event for review for potential goodwill impairment had occurred. Accordingly, as of April 4, 2009, we performed an interim goodwill impairment evaluation. This interim impairment evaluation utilized the same valuation techniques used in our impairment valuation in the first quarter of fiscal 2009. Based on the results of our Step 1 analysis for that period, we determined there was no additional goodwill impairment. During the remainder of fiscal 2009 and during fiscal 2010, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We also noted no impairment during our annual testing which was performed during the fourth quarter of fiscal 2010 using the opening balance sheet as of the first day of the fourth quarter of fiscal 2010.
Under the goodwill standards, a company may carry forward the detailed determination of the fair value of a reporting unit from one year to the next if certain criteria have been met. Those criteria include: the assets and liabilities that make up the reporting unit have not changed significantly since the most recent fair value determination, the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin, and based

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. GOODWILL AND INTANGIBLE ASSETS (continued)

on an analysis of events that have occurred and circumstances that have changed since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.
Based on our analysis and a review of the criteria, using the opening balance sheet as of the first day of the fourth quarter of fiscal 2011, we determined that we had met the requirements of the goodwill standard for carrying forward our fair value determination from fiscal 2010, and did not perform detailed calculation of the fair value of our reporting units for fiscal 2011, but rather compared the fair values calculated in the prior year to the 2011 carrying values of our reporting units; based on our evaluation, the fair values of each of the two operating segments significantly exceeded their carrying value as of that date. Between the completion of that testing and the end of the fourth quarter of fiscal 2011, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.
The changes in the carrying amount of goodwill by segment for fiscal 2011 and 2010 are as follows (in thousands):

	Commercial Lasers and Components (1)	Specialty Laser Systems (2)	Total
Balance as of October 3, 2009	$—	$66,967	$66,967
Additions (see Note 4)	6,421	—	6,421
Translation adjustments and other	(57)	(2,535)	(2,592)
Balance as of October 2, 2010	6,364	64,432	70,796
Additions (see Note 4)	—	5,807	5,807
Translation adjustments and other	1	(650)	(649)
Balance as of October 1, 2011	$6,365	$69,589	$75,954
(1) Gross amount of goodwill for our CLC segment was $25.7 million at October 1, 2011 and October 2, 2010. For both periods, the accumulated impairment loss for the CLC segment was $19.3 million reflecting an impairment charge in fiscal 2009.
(2) The gross amount of goodwill for our SLS segment was $72.0 million and $66.8 million at October 1, 2011 and October 2, 2010, respectively. For both periods, the accumulated impairment loss for the SLS segment was $2.4 million reflecting an impairment charge in fiscal 2003.
The components of our amortizable intangible assets are as follows (in thousands):

	Fiscal 2011 Year-end			Fiscal 2010 Year-end
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$52,283	$(41,615)	$10,668	$56,194	$(43,666)	$12,528
Patents	7,246	(7,220)	26	9,852	(9,326)	526
Order backlog	—	—	—	5,361	(5,054)	307
Customer lists	9,807	(5,142)	4,665	8,808	(4,635)	4,173
Trade name	3,566	(2,504)	1,062	3,766	(2,666)	1,100
Non-compete agreement	837	(784)	53	1,616	(1,583)	33
Production know-how	910	(621)	289	910	(296)	614
In-process research and development	1,217	—	1,217	650	—	650
Total	$75,866	$(57,886)	$17,980	$87,157	$(67,226)	$19,931
The weighted average remaining amortization period for existing technology, patents, customer lists, trade name, non-compete agreements, production know-how and in-process research and development are approximately 3 years, less than 1 year, 3 years, 2 years, 3 years, 1 year and 3 years, respectively. Order backlog is fully amortized. Amortization expense for intangible assets during fiscal years 2011, 2010, and 2009 was $8.1 million, $8.0 million and $7.5 million, respectively, which includes $5.5 million, $5.5 million and $5.8 million, respectively, for amortization of existing technology and production know-how.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. GOODWILL AND INTANGIBLE ASSETS (continued)

Estimated amortization expense for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2012	$6,839
2013	4,500
2014	3,366
2015	2,001
2016	1,184
Thereafter	90
Total	$17,980

9. BALANCE SHEET DETAILS
Prepaid expenses and other assets consist of the following (in thousands):

	Fiscal Year-end
	2011	2010
Prepaid and refundable income taxes	$9,193	$8,407
Prepaid expenses and other	35,771	26,595
Total prepaid expenses and other assets	$44,964	$35,002
Other assets consist of the following (in thousands):

	Fiscal Year-end
	2011	2010
Assets related to deferred compensation arrangements (see Note 14)	$22,737	$21,418
Deferred tax assets	37,156	53,219
Other assets	4,289	4,884
Total other assets	$64,182	$79,521
On June 8, 2010, we invested $2.0 million in SiOnyx, Inc., a privately-held company focused on shallow junction photonics, used to enhance the performance of light sensing devices used in consumer, industrial, medical and defense related applications using black silicon processing. The investment is included in other assets and is being carried on a cost basis.
Other current liabilities consist of the following (in thousands):

	Fiscal Year-end
	2011	2010
Accrued payroll and benefits	$39,639	$35,716
Accrued expenses and other	12,473	9,947
Reserve for warranty	16,704	13,499
Other taxes payable	11,067	10,095
Customer deposits	3,210	2,938
Accrued restructuring charges (Note 3)	634	2,232
Deferred income	14,893	13,471
Total other current liabilities	$98,620	$87,898
Other long-term liabilities consist of the following (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. BALANCE SHEET DETAILS (continued)

	Fiscal Year-end
	2011	2010
Long-term taxes payable	$27,775	$42,902
Deferred compensation (see Note 14)	22,685	21,927
Deferred tax liabilities	2,194	6,231
Deferred income	2,636	1,786
Asset retirement obligations liability (see Note 2)	1,878	1,409
Other long-term liabilities	5,673	5,433
Total other long-term liabilities	$62,841	$79,688

10. SHORT-TERM BORROWINGS
We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $20.6 million of unsecured foreign lines of credit as of October 1, 2011. At October 1, 2011, we had used $2.1 million of these available foreign lines of credit which were used in Europe during fiscal 2011 as guarantees. In addition, our domestic line of credit includes a $40.0 million unsecured revolving credit account with Union Bank of California. The agreement, as amended, will expire on March 31, 2012 and is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance. No amounts have been drawn upon our domestic line of credit as of October 1, 2011.

11. LONG-TERM OBLIGATIONS
The components of long-term obligations are as follows (in thousands):

	Fiscal Year-end
	2011	2010
Capital leases	$34	$51
Current portion	(15)	(18)
Long-term obligations	$19	$33

12. COMMITMENTS AND CONTINGENCIES
Commitments
We lease several of our facilities under operating leases.
Future minimum payments under our non-cancelable operating leases at October 1, 2011 are as follows (in thousands):

Fiscal
2012	$8,465
2013	7,039
2014	5,523
2015	4,596
2016	4,400
Thereafter	13,822
Total	$43,845
Rent expense, exclusive of sublease income, was $10.1 million, $10.1 million and $11.8 million in fiscal 2011, 2010 and 2009, respectively. Sublease income was less than $0.0 million, $0.1 million and $0.1 million for fiscal years 2011, 2010 and 2009, respectively.
As of October 1, 2011, we had total purchase commitments for inventory over the next year of approximately $71.5 million and purchase obligations for fixed assets and services of $8.6 million compared to $37.6 million of purchase

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. COMMITMENTS AND CONTINGENCIES (continued)

commitments for inventory and $3.6 million of purchase obligations for fixed assets and services at October 2, 2010.
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

13. STOCKHOLDERS' EQUITY
On April 29, 2010, we announced that the Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. During fiscal 2010, we repurchased and retired 1,195,829 shares of outstanding common stock at an average price of $36.21 per share for a total of $43.3 million, excluding expenses. Such repurchases were accounted for as a reduction in additional paid in capital. At October 2, 2010, $6.7 million remained authorized for repurchase under our repurchase program.
On January 26, 2011, the Board canceled this program and authorized the repurchase of up to $75.0 million of our common stock under a new program. The timing and size of any purchases would be subject to market conditions. The program was authorized for 12 months from the date of authorization.
On February 10, 2011, we announced that the Company would repurchase up to 1,271,100 shares of our common stock through a modified “Dutch Auction” tender offer, following the completion or termination of the tender offer, terminating no later than March 11, 2011. On March 14, 2011, we completed our tender offer, repurchased and retired 454,682 shares of outstanding common stock at a price of $59.00 per share for a total of $26.8 million excluding expenses.
During the third and fourth quarters of fiscal 2011, we repurchased and retired 1,024,409 shares of outstanding common stock at an average price of $47.03 per share for a total of $48.2 million, excluding expenses.
On August 25, 2011, we announced that the Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. The timing and size of any purchases will be subject to market conditions. The program is authorized for 12 months from the date of authorization. During fiscal 2011, we repurchased and retired 586,200 shares of outstanding common stock at an average price of $42.67 per share for a total of $25.0 million, excluding expenses.
All such repurchases were accounted for as a reduction in additional paid in capital. At October 1, 2011, $25.0 million remained authorized for repurchase under our repurchase program.
14. EMPLOYEE STOCK AWARD, OPTION AND BENEFIT PLANS

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (continued)

Deferred Compensation Plans
Under our deferred compensation plans ("plans"), eligible employees are permitted to make compensation deferrals up to established limits set under the plans and accrue income on these deferrals based on reference to changes in available investment options. While not required by the plan, the Company chooses to invest in insurance contracts and mutual funds in order to approximate the changes in the liability to the employees. These investments and the liability to the employees were as follows (in thousands):

	Fiscal Year-end
	2011	2010
Cash surrender value of life insurance contracts	$17,751	$17,047
Fair value of mutual funds	7,830	6,711
Total assets	$25,581	$23,758
Total assets, included in:
Prepaid expenses and other assets	$2,844	$2,340
Other assets	22,737	21,418
Total assets	$25,581	$23,758

	Fiscal Year-end
	2011	2010
Total deferred compensation liability, included in:
Other current liabilities	$2,844	$2,340
Other long-term liabilities	22,685	21,927
Total deferred compensation liability	$25,529	$24,267
Life insurance premiums loads, policy fees and cost of insurance that are paid from the asset investments and gains and losses from the asset investments for these plans are recorded as components of other income or expense; such amounts were a net gain of $3.1 million (including a $1.5 million death benefit) in fiscal year 2011, a net gain of $0.7 million in fiscal year 2010 and a net loss of $4.3 million in fiscal year 2009. Changes in the obligation to plan participants are recorded as a component of operating expenses and cost of sales; such amounts were an expense of $2.6 million in fiscal year 2011, an expense of $1.6 million in fiscal year 2010 and a benefit of $3.6 million in fiscal year 2009. Liabilities associated with participant balances under our deferred compensation plans are affected by individual contributions and distributions made, as well as gains and losses on the participant's investment allocation election.
Coherent Employee Retirement and Investment Plan
Under the Coherent Employee Retirement and Investment Plan, we match employee contributions to the plan up to a maximum of 4% of the employee's individual earnings. Employees become eligible for participation on their first day of employment and for Company matching contributions after completing one year of service. The Company matching contribution percentage was decreased from 6% to 4% during fiscal 2009. Our contributions (net of forfeitures) during fiscal 2011, 2010, and 2009 were $3.0 million, $2.6 million and $3.4 million, respectively.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan ("ESPP") whereby eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. During fiscal 2011, 2010 and 2009, a total of 144,147 shares, 229,172 shares and 224,226 shares, respectively, were purchased by and distributed to employees at an average price of $34.47, $18.50 and $19.83 per share, respectively. At fiscal 2011 year-end, we had 226,991 shares of our common stock reserved for future issuance under the plan.
Stock Award and Option Plans
We have a Stock Plan for which employees and non-employee directors are eligible participants. This Plan is the 2011

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (continued)

Equity Incentive Plan (the "2011 Plan") which includes our options, time-based restricted stock units and market-based performance restricted stock units. In prior years, we have had a Stock Plan for which employees and service providers were eligible participants and a non-employee Directors' Stock Option Plan for which only non-employee directors were eligible participants. Those prior Plans have expired, and any future grants will be made from the 2011 Plan. Under the 2011 Plan, Coherent may grant options and awards (time-based restricted stock units and market-based performance restricted stock units) to purchase up to 6,882,000 shares of common stock, of which 6,700,191 remain available for grant at fiscal 2011 year end.
Employee options are generally exercisable between two and four years from the grant date at a price equal to the fair market value of the common stock on the date of the grant and generally vest 25% to 50% annually. The Company settles stock option exercises with newly issued shares of common stock. Grants to employees generally expire six years from the original grant date.
Director options are automatically granted to our non-employee directors. Such directors initially receive a stock option for 24,000 shares exercisable over a three-year period and an award of restricted stock units of 2,000 shares. Beginning with the annual meeting of stockholders in 2011, the annual grant for non-employee directors became 3,500 shares of restricted stock units that vest on February 15 of the calendar year following the grant.
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

•
The market-based performance restricted stock unit award grants are generally either subject to annual vesting over three years from the date of grant or subject to a single vest measurement three years from the date of grant, depending upon achievement of performance measurements ("Performance RSUs") ") based on the performance of the Company's Total Shareholder Returns (as defined) compared with the performance of the Russell 2000 Index.

The Company previously granted Performance RSUs during the second quarter of fiscal 2009 which had a single vesting measurement date of November 14, 2010. These RSUs would have vested anywhere between 0% and 300% of the targeted amount based upon achievement by the Company of (a) an annual revenue threshold amount and (b) adjusted EBITDA percentage targets. The Company determined that the performance target had not been met and these awards were canceled in the first quarter of fiscal 2011 with no shares vesting.
Fair Value of Stock Compensation
We recognize compensation expense for all share-based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.
Determining Fair Value
Stock Options
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
The fair values of the Company's stock options granted to employees and shares purchased under the stock purchase plan for fiscal 2011, 2010 and 2009 were estimated using the following weighted-average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	Fiscal			Fiscal
	2011	2010	2009	2011	2010	2009
Expected life in years	6.0	4.6	4.2	0.5	0.5	0.5
Expected volatility	36.1%	33.0%	48.0%	32.8%	33.5%	50.7%
Risk-free interest rate	1.1%	2.0%	2.0%	0.1%	0.2%	0.8%
Expected dividends	—	—	—	—	—	—
Weighted average fair value per share	$16.26	$8.27	$8.95	$12.50	$7.27	$6.50
Time-Based Restricted Stock Units
Time-based restricted stock units are fair valued at the closing market price on the date of grant.
Market-Based Performance Restricted Stock Units
During fiscal 2011, we granted market-based performance restricted stock units to officers and certain employees. The performance stock unit agreements provide for the award of performance stock units with each unit representing the right to receive one share of Coherent, Inc. common stock to be issued after the applicable award period. The final number of units awarded for this grant will be determined as of vesting dates in November 2011, November 2012 and November 2013, based upon our total shareholder return over the performance period compared to the Russell 2000 Index and could range from a minimum of no units to a maximum of twice the initial award. The weighted average fair value for these performance units was $49.37 and was determined using a Monte Carlo simulation model incorporating the following weighted average assumptions:

Risk-free interest rate	0.65%
Volatility	38.8%

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period, with no adjustment in future periods based upon the actual shareholder return over the performance period.
Stock Compensation Expense
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for fiscal 2011, 2010 and 2009 (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Cost of sales	$1,331	$949	$753
Research and development	1,474	1,174	933
Selling, general and administrative	10,158	6,333	5,199
Income tax benefit	(3,802)	(1,610)	(1,084)
	$9,161	$6,846	$5,801
Total stock-based compensation cost capitalized as part of inventory during fiscal 2011 was $1.5 million. $1.3 million was amortized into income during fiscal 2011, which includes amounts capitalized in fiscal 2011 and amounts carried over

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (continued)

from fiscal 2010. Total stock-based compensation cost capitalized as part of inventory during fiscal 2010 was $0.9 million. $0.9 million was amortized into income during fiscal 2010, which includes amounts capitalized in fiscal 2010 and amounts carried over from fiscal 2009. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
At fiscal 2011 year-end, the total compensation cost related to unvested stock-based awards granted to employees under the Company's stock option and award plans but not yet recognized was approximately $12.0 million, net of estimated forfeitures of $1.2 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.
At fiscal 2011 year-end, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $0.1 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month.
The stock option exercise tax benefits reported in the statement of cash flows results from the excess tax benefits arising from tax deductions in excess of the stock-based compensation cost recognized, determined on a grant-by-grant basis. During fiscal 2011 and fiscal 2010, we recorded approximately $5.1 million and $0.9 million, respectively, of excess tax benefits as cash flows from financing activities.
During fiscal 2010, we recorded cash-based compensation expense of $0.3 million for cash payments to employees for options that were not able to be exercised due to the internal stock option investigation. In addition, we recorded compensation expense of $0.5 million in fiscal 2009 for tax payments to be made to United States and United Kingdom tax authorities on behalf of employees in connection with discounted options previously exercised, for the adverse tax consequences associated with these discount options.
Stock Options & Awards Activity
The following is a summary of option activity for our Stock Option Plans for fiscal 2011, 2010 and 2009 (in thousands, except per share amounts and remaining contractual term in years):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (continued)

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 28, 2008	2,880	$30.31
Granted	499	22.30
Exercised	(9)	25.37
Forfeitures	(26)	25.94
Expirations	(850)	28.34
Outstanding at October 3, 2009	2,494	$29.44	3.4	$562
Exercisable at October 3, 2009	1,968	$31.23	2.7	$147
Outstanding at October 3, 2009	2,494	$29.44
Granted	476	26.59
Exercised	(1,004)	29.09
Forfeitures	(38)	24.66
Expirations	(35)	31.95
Outstanding at October 2, 2010	1,893	$28.96	4.0	$21,279
Exercisable at October 2, 2010	1,118	$31.69	2.8	$9,520
Outstanding at October 2, 2010	1,893	$28.96
Granted	24	44.74
Exercised	(975)	30.51
Forfeitures	(21)	24.97
Expirations	(4)	33.95
Outstanding at October 1, 2011	917	$27.80	4.2	$13,952
Vested and expected to vest at October 1, 2011	907	$27.76	4.2	$13,834
Exercisable at October 1, 2011	463	$29.19	3.5	$6,378
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for in-the-money options. During fiscal 2011, 2010 and 2009, the aggregate intrinsic value of options exercised under the Company's stock option plans were $18.6 million, $6.0 million and $0.1 million, respectively, determined as of the date of option exercise.
The following table summarizes information about stock options outstanding at fiscal 2011 year-end:

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price per Share
$15.21 - $22.98	47,884	$18.55	6.73	34,600	$18.08
$23.16 - $23.16	186,852	23.16	3.13	62,483	23.16
$26.16 - $26.16	347,578	26.16	5.14	72,291	26.16
$27.93 - $32.02	54,800	30.21	7.49	39,800	29.54
$32.10 - $32.10	27,650	32.10	0.70	27,650	32.10
$32.95 - $32.95	201,460	32.95	2.01	201,460	32.95
$33.71 - $33.71	12,000	33.71	3.52	12,000	33.71
$35.01 - $35.01	12,000	35.01	4.49	12,000	35.01
$35.36 - $35.36	3,000	35.36	5.67	1,000	35.36
$44.74 - $44.74	24,000	44.74	9.97	—	—
$15.21 - $44.74	917,224	$27.80	4.23	463,284	$29.19
There were 1,893,191 and 1,967,520 options exercisable as of fiscal 2010 and 2009 year-ends with weighted average exercise prices of $28.96 per share and $31.23 per share, respectively.
The following table summarizes our restricted stock award and restricted stock unit activity for fiscal 2011, 2010 and 2009 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Market-Based Performance Restricted Stock Units
	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(2)	Weighted Average Grant Date Fair Value
Nonvested stock at September 27, 2008	341	$29.70	—	$—
Granted	178	22.38	—	—
Vested	(112)	30.72	—	—
Forfeited	(50)	30.22	—	—
Nonvested stock at October 3, 2009	357	$25.66	—	$—
Granted	245	26.73	—	—
Vested	(104)	25.87	—	—
Forfeited	(17)	23.87	—	—
Nonvested stock at October 2, 2010	481	$26.22	—	$—
Granted	191	45.44	101	49.77
Vested	(183)	26.17	—	—
Forfeited	(85)	29.20	—	—
Nonvested stock at October 1, 2011	404	$34.71	101	$49.77
__________________________________________

(1)	Service-based restricted stock vested during each fiscal year

(2)	Performance-based awards and units included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the award.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. EMPLOYEE STOCK OPTION AND BENEFIT PLANS (continued)

At fiscal 2011 year-end, 6,700,191 options or restricted stock units were available for future grant under all plans. At fiscal 2011 year-end, all outstanding stock options have been issued under plans approved by our shareholders.
15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity in accumulated other comprehensive income (loss) related to derivatives held by us, net of tax of $55,000 at October 3, 2009, is as follows (in thousands):

Balance, October 3, 2009	$(85)
Changes in fair value of derivatives	—
Net losses reclassified from OCI	85
Balance, October 2, 2010	—
Changes in fair value of derivatives	—
Net losses reclassified from OCI	—
Balance, October 1, 2011	$—
Accumulated other comprehensive income (net of tax) at fiscal 2011 and fiscal 2010 year-ends are comprised of accumulated translation adjustments of $51.2 million and $62.1 million, respectively.

16. OTHER INCOME (EXPENSE), NET
Other income (expense) includes other-net which is comprised of the following (in thousands):

	Fiscal
	2011	2010	2009
Foreign exchange gain (loss)	$1,457	$(1,417)	$(1,101)
Translation adjustment related to dissolution of Finland (1)	6,511	—	—
Japan consumption tax benefit (2)	—	—	2,497
Gain (loss) on deferred compensation investments, net (Note 14)	3,149	756	(4,305)
Other—net	(59)	145	(46)
Other income (expense), net	$11,058	$(516)	$(2,955)
_______________________________________________

(1)
In the second quarter of fiscal 2011, the Company had substantially completed the liquidation of its Finland operations and recognized in other income the accumulated translation gains for this subsidiary previously recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet.

(2)	The Japanese consumption tax (JCT) benefit was due to a two-year exemption, which ended in September 2009, from the JCT registration and filing requirements.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. INCOME TAXES (continued)

17. INCOME TAXES
The provision for (benefit from) income taxes on income (loss) before income taxes consists of the following (in thousands):

	Fiscal
	2011	2010	2009
Currently payable:
Federal	$(14,408)	$(7,776)	$735
State	677	(551)	103
Foreign	31,098	17,967	10,154
	17,367	9,640	10,992
Deferred:
Federal	10,325	10,897	(10,126)
State	2,358	1,418	(537)
Foreign	541	(892)	(865)
	13,224	11,423	(11,528)
Provision for (benefit from) income taxes	$30,591	$21,063	$(536)
The components of income (loss) before income taxes consist of (in thousands):

	Fiscal
	2011	2010	2009
United States	$32,993	$9,004	$(56,043)
Foreign	90,836	48,975	20,188
Income (loss) before income taxes	$123,829	$57,979	$(35,855)
The reconciliation of the income tax expense (benefit) at the U.S. Federal statutory rate (35% in fiscal years 2011, 2010 and 2009) to actual income tax expense (benefit) is as follows (in thousands):

	Fiscal
	2011	2010	2009
Federal statutory tax expense (benefit)	$43,340	$20,293	$(12,549)
Valuation allowance	1,456	569	6,756
Foreign taxes at rates less than U.S. rates, net	(2,818)	(202)	(403)
Currency translation adjustments recognized	(2,424)	(490)	—
Stock-based compensation	885	1,313	1,875
State income taxes, net of federal income tax benefit	2,409	1,104	(1,376)
Research and development credit	(2,752)	(824)	(2,525)
Impairment of goodwill	—	—	6,750
Deferred compensation	(759)	(210)	944
Release of unrecognized tax benefits	(7,090)	(84)	—
Release of interest accrued for unrecognized tax benefits	(2,672)	(1,241)	—
Other	1,016	835	(8)
Provision for (benefit from) income taxes	$30,591	$21,063	$(536)
Effective tax rate	24.7%	36.3%	1.5%

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. INCOME TAXES (continued)

The significant components of deferred tax assets and liabilities were (in thousands):

	Fiscal year-end
	2011	2010
Deferred tax assets:
Reserves and accruals not currently deductible	$26,580	$27,229
Operating loss carryforwards and tax credits	55,950	61,033
Capital loss carryforwards	409	408
Deferred service revenue	2,018	2,095
Depreciation and amortization	1,604	2,778
Inventory capitalization	1,795	910
Stock-based compensation	6,162	7,369
Competent authority offset to transfer pricing tax reserves	9,513	16,610
Accumulated translation adjustment	507	—
Other	137	(1,107)
	104,675	117,325
Valuation allowance	(8,831)	(7,377)
	95,844	109,948
Deferred tax liabilities:
Gain on issuance of stock by subsidiary	21,131	22,660
Depreciation and amortization	9,149	6,755
Accumulated translation adjustment	—	4,221
Other	11,188	11,274
	41,468	44,910
Net deferred tax assets	$54,376	$65,038
In determining our fiscal 2011, 2010 and 2009 tax provisions under ASC Subtopic 740, "Income Taxes", we calculated the deferred tax assets and liabilities for each separate tax entity. We then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. We determined that a valuation allowance was appropriate for a portion of the deferred tax assets of our California research and development tax credits, foreign tax attributes and net operating losses and capital loss carryforwards at fiscal 2011, 2010 and 2009 year-ends.
During fiscal 2011, we increased our valuation allowance on deferred tax assets by $1.5 million to $8.8 million, primarily due to the reduced ability to utilize foreign tax attributes and net operating losses and the reduced ability to utilize California research and development tax credits as a result of releasing net unrecognized tax benefits under ASC 740-10 that supported the credits.
The net deferred tax asset is classified on the consolidated balance sheets as follows (in thousands):

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. INCOME TAXES (continued)

	Fiscal year-end
	2011	2010
Current deferred income tax assets	$22,057	$20,050
Current deferred income tax liabilities	(2,643)	(2,000)
Non-current deferred income tax assets	37,156	53,219
Non-current deferred income tax liabilities	(2,194)	(6,231)
Net deferred tax assets	$54,376	$65,038
We have various tax attribute carryforwards which include the following:

•
Foreign net operating loss carryforwards are $11.4 million, of which $9.3 million have no expiration date and of which $2.0 million will expire in fiscal years 2019 to 2030. A valuation allowance totaling $11.2 million has been recorded against the foreign net operating loss carryforwards since the recovery of the carryforwards are uncertain.

•
Federal capital loss carryforwards of $1.0 million which will expire in fiscal year 2012 to 2015. State capital loss carryforwards of $1.0 million which will expire in fiscal 2012 to 2015. Full valuation allowances have been recorded against the federal capital loss and the state capital loss carryforwards since the recovery of the carryforwards are uncertain.

•
Federal R&D credit carryforwards of $10.9 million which will expire in fiscal years 2025 to 2031. California R&D credit carryforwards of $15.1 million that have no expiration date. A valuation allowance totaling $4.4 million, net of federal benefit, has been recorded against California R&D credit carryforwards since the recovery of the carryforwards are uncertain.

•	Federal foreign tax credit carryforwards of $17.5 million which will expire in fiscal years 2016 to 2019.
Included in the net deferred tax asset balance is $0.5 million of deferred tax liabilities related to the currency translation adjustment. The associated tax expenses are recorded as a part of other comprehensive income.
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
In addition to the federal legislation, the state of California approved its 2010-2011 budget on October 8, 2010 that includes modifications to the tax law provisions that were previously set to become effective with tax years beginning on or after January 1, 2011. Accordingly, we were able to benefit from additional research and development tax credits in fiscal year 2011 that were previously limited.
We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2005 are closed. The IRS audited the research and development credits generated in the years 1999 through 2001 and carried forward to future years. We received a notice of proposed adjustment (“NOPA”) from the IRS in October 2008 to decrease the amount of research and development credits generated in years 2000 and 2001. We signed a Closing Agreement with the IRS which allows additional research and development credits for the years 2000 and 2001, respectively. During the fourth quarter of fiscal 2011, the Joint Committee on Taxation approved this agreement. We provided adequate tax reserves for adjustments to these research and development credits for the years 2000 and 2001. This settlement resulted in the closure of U.S. federal statutes of limitations for years through 2004 and we released net unrecognized tax benefits under ASC 740-10 and related interest of approximately $9.7 million that affected the Company's effective tax rate for fiscal year 2011. In our major state jurisdictions and our major foreign jurisdictions, the years subsequent to 2000 and 2004, respectively, currently remain open and could be subject to examination by the taxing authorities. We believe that we have provided adequate reserves for any adjustments that may be determined by the tax authorities.
As of October 1, 2011, the total amount of gross unrecognized tax benefits was $33.7 million, of which $19.7 million, if recognized, would affect our effective tax rate. As of October 2, 2010, we recorded gross unrecognized tax benefits of $50.1

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. INCOME TAXES (continued)

million of which $27.9 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefit was classified as long-term taxes payable in the consolidated balance sheets. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of October 1, 2011, the total amount of gross interest and penalties accrued was $3.4 million, which is classified as long-term taxes payable in the consolidated balance sheets. As of October 2, 2010, we had accrued $6.9 million for the gross interest and penalties relating to the gross unrecognized tax benefits.
Management believes that it has adequately provided for any adjustments that may result from tax examinations. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. The Company estimates that the net unrecognized tax benefits and related interest at October 1, 2011 could be reduced by approximately $1.0 million to $2.0 million in the next 12 months.
A reconciliation of the change in gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Fiscal year-end
	2011	2010	2009
Balance as of the beginning of the year	$43,254	$50,370	$45,211
Tax positions related to current year:
Additions	739	646	1,610
Reductions	—	—	—
Tax positions related to prior year:
Additions	496	—	3,549
Reductions	(1,125)	(6,607)	—
Settlements	(913)	(874)	—
Lapses in statutes of limitations	(12,150)	(281)	—
Balance as of end of year	$30,301	$43,254	$50,370
The decrease in liabilities for unrecognized tax benefits from $43.3 million to $30.3 million resulted in a reduction of $13.0 million in our gross uncertain tax positions. The IRS settlement resulted in the closure of U.S. federal statutes of limitations for years through 2004. The decrease in liabilities for unrecognized tax benefits related to the closure of U.S. federal statutes of limitations for years through 2004 is $12.2 million. We also recorded an offsetting reduction in deferred tax assets, primarily related to competent authority offsets for transfer pricing adjustments.  As a result, the impact on our effective tax rate for fiscal 2011 is $7.1 million excluding related interest.
A summary of the fiscal tax years that remain subject to examination, as of October 1, 2011, for our major tax jurisdictions is:

United States—Federal	2005—forward
United States—Various States	2001—forward
Netherlands	2006—forward
Germany	2006—forward
Japan	2005—forward
United Kingdom	2010—forward

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
We have identified CLC and SLS as operating segments for which discrete financial information was available. Both units have dedicated engineering, manufacturing, product business management and product line management functions. A small portion of our outside revenue is attributable to projects and recently developed products for which a segment has not yet been determined. The associated direct and indirect costs are presented in the category of Corporate and other, along with other corporate costs as described below.
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
The following table provides sales and income (loss) from operations for our operating segments (in thousands):

	Fiscal
	2011	2010	2009
Net sales:
Commercial Lasers and Components	$283,098	$208,691	$125,619
Specialty Laser Systems	519,736	396,276	310,163
Corporate and other	—	100	100
Total net sales	$802,834	$605,067	$435,882
Income (loss) from operations:
Commercial Lasers and Components	$37,709	$2,472	$(45,240)
Specialty Laser Systems	116,383	85,002	31,751
Corporate and other	(42,083)	(30,594)	(21,668)
Total income (loss) from operations	$112,009	$56,880	$(35,157)
The following table provides a reconciliation of our total income (loss) from operations to net income (loss) (in thousands):

	Fiscal
Reconciliation of Income (Loss) From Operations to Net Income (Loss)	2011	2010	2009
Total income (loss) from operations	$112,009	$56,880	$(35,157)
Total other income (expense), net	11,820	1,099	(698)
Income (loss) before income taxes	123,829	57,979	(35,855)
Provision for (benefit from) income taxes	30,591	21,063	(536)
Net Income (loss)	$93,238	$36,916	$(35,319)
Geographic Information
Our foreign operations consist primarily of manufacturing facilities in Europe and sales offices in Europe and Asia-Pacific. Sales, marketing and customer service activities are conducted through sales subsidiaries throughout the world. Geographic sales information for fiscal 2011, 2010 and 2009 is based on the location of the end customer. Geographic long-

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. SEGMENT AND GEOGRAPHIC INFORMATION (continued)

lived asset information presented below is based on the physical location of the assets at the end of each year.
Sales to unaffiliated customers are as follows (in thousands):

	Fiscal
SALES	2011	2010	2009
United States	$208,868	$196,633	$148,982
Foreign countries:
Japan	166,911	103,009	79,709
South Korea	117,918	52,623	19,498
Germany	100,759	88,518	72,732
Europe, other	79,751	52,066	48,575
Asia-Pacific, other	71,813	63,896	41,308
Rest of World	56,814	48,322	25,078
Total foreign countries sales	593,966	408,434	286,900
Total sales	$802,834	$605,067	$435,882
Long-lived assets, which include all non-current assets other than goodwill, intangibles and deferred taxes, by geographic region, are as follows (in thousands):

	Fiscal Year-end
LONG-LIVED ASSETS	2011	2010
United States	$81,955	$82,776
Foreign countries:
Germany	39,832	26,561
Europe, other	3,189	2,795
Asia-Pacific	4,550	2,506
Total foreign countries long-lived assets	47,571	31,862
Total long-lived assets	$129,526	$114,638
For fiscal 2011, 2010 and 2009, no single customer accounted for 10% or more of total net sales.

19. SUBSEQUENT EVENTS
On November 15, 2011, we entered into a lease of approximately 33,000 square feet of buildings to be used for the creation of a customer service center in Yongin-si, South Korea. The lease, with annual rent of approximately $250,000, has a term of approximately six years with a four year extension.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial data for the years ended October 1, 2011 and October 2, 2010 are as follows (in thousands, except per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Fiscal 2011:
Net sales	$183,111		$200,880		$210,882		$207,961
Gross profit	82,394		88,769		90,162		89,497
Net income	19,113		23,723	(1)	19,022		31,380	(2)
Net income per basic share	$0.77		$0.94		$0.76		$1.27
Net income per diluted share	$0.76		$0.92		$0.74		$1.25
Fiscal 2010:
Net sales	$122,815		$149,157		$166,697		$166,398
Gross profit	51,032		65,613		74,347		69,819
Net loss	4,179	(3)	8,480	(4)	14,404	(5)	9,853	(6)
Net loss per basic share	$0.17		$0.34		$0.58		$0.40
Net loss per diluted share	$0.17		$0.34		$0.57		$0.39
___________________________________

(1)
The second quarter of fiscal 2011 includes $5,918 of after tax gain from the dissolution of our Finland operations, of which a charge of $593 is recorded in cost of sales and a benefit of $6,511 is recorded in other income (expense), net and a $1,549 increase in valuation allowances against deferred tax assets.

(2)	The fourth quarter of fiscal 2011 includes a $9,686 benefit from the release of tax reserves and related interest as a result of an IRS settlement and the closure of open tax years.

(3)
The first quarter of fiscal 2010 includes $813 of after tax restructuring costs primarily related to the transition of activities out of Montreal, Canada, and Tampere, Finland and $1,438 after tax net payment from the settlement of litigation resulting from our internal stock option investigation.

(4)	The second quarter of fiscal 2010 includes $978 of after tax restructuring costs primarily related to the transition of activities out of Montreal, Canada, and Tampere, Finland.

(5)	The third quarter of fiscal 2010 includes $786 of after tax restructuring costs primarily related to the transition of activities out of Montreal, Canada, and Tampere, Finland.

(6)	The fourth quarter of fiscal 2010 includes $3,209 of after tax restructuring costs primarily related to the loss on the sale of our Finland facility.

INDEX TO EXHIBITS

Sequentially Exhibit Number	Exhibit
10.7‡	Variable Compensation Plan, as amended
10.8‡	Fiscal 2011 Variable Compensation Plan Payout Scale for Named Executive Officers
10.9‡**	Fiscal 2012 Variable Compensation Plan Payout Scale for Named Executive Officers
10.22‡	Form of Performance RSU Agreement under the 2011 Equity Incentive Plan.
10.23‡	Form of Time-Based RSU Agreement under the 2011 Equity Incentive Plan.
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________________________________________

**	Portions of this exhibit are redacted and confidential treatment has been requested.
‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.
All other exhibits required to be filed as part of this report have been incorporated by reference. See item 15 for a complete index of such exhibits.