Form 10-K/A
period 2011-10-01
COHERENT INC
filed 2011-12-21
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
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
DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the registrant's fiscal 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K to the extent stated herein. The Proxy Statement or an amended report on Form 10-K will be filed within 120 days of the registrant's fiscal year ended October 1, 2011.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended October 1, 2011, filed with the Securities and Exchange Commission on November 30, 2011 (the “Original Filing”), is filed solely to furnish our XBRL interactive data files in Exhibit 101 as required by Rule 405 of Regulation S-T. No other changes have been made to the Original Filing and this amendment does not reflect events that have occurred subsequent to the Original Filing date.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERENT, INC.

Date: December 21, 2011	BY: /S/ HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.7‡	Variable Compensation Plan, as amended (1)
10.8‡	Fiscal 2011 Variable Compensation Plan Payout Scale for Named Executive Officers (1)
10.9‡**	Fiscal 2012 Variable Compensation Plan Payout Scale for Named Executive Officers (1)
10.22‡	Form of Performance RSU Agreement under the 2011 Equity Incentive Plan. (1)
10.23‡	Form of Time-Based RSU Agreement under the 2011 Equity Incentive Plan. (1)
21.1	Subsidiaries (1)
23.1	Consent of Independent Registered Public Accounting Firm (1)
24.1	Power of Attorney (see signature page) (1)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)
_________________________________________________________
(1)	Filed as an exhibit to Coherent, Inc.'s Annual Report on Form 10-K for the fiscal year ended October 1, 2011, filed with the Securities and Exchange Commission on November 30, 2011.
(2)
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**	Portions of this exhibit are redacted and confidential treatment has been requested.
‡	Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.