Form 10-Q
period 2011-12-31
COHERENT INC
filed 2012-02-08
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2011
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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on January 27, 2012 was 23,559,776.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended
	December 31, 2011	January 1, 2011
Net sales	$190,767	$183,111
Cost of sales	110,408	100,717
Gross profit	80,359	82,394
Operating expenses:
Research and development	18,779	18,530
Selling, general and administrative	34,631	36,078
Amortization of intangible assets	1,636	2,095
Total operating expenses	55,046	56,703
Income from operations	25,313	25,691
Other income (expense):
Interest and dividend income	202	183
Interest expense	(2)	(15)
Other—net	318	1,586
Total other income (expense), net	518	1,754
Income before income taxes	25,831	27,445
Provision for income taxes	8,780	8,332
Net income	$17,051	$19,113

Net income per share:
Basic	$0.73	$0.77
Diluted	$0.71	$0.76

Shares used in computation:
Basic	23,462	24,688
Diluted	23,961	25,268

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par data)

	December 31, 2011	October 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$167,662	$167,061
Short-term investments	35,421	53,142
Accounts receivable—net of allowances of $1,546 and $1,439, respectively	130,581	141,037
Inventories	148,047	152,385
Prepaid expenses and other assets	52,314	44,964
Deferred tax assets	23,265	22,057
Total current assets	557,290	580,646
Property and equipment, net	106,028	104,504
Goodwill	74,756	75,954
Intangible assets, net	16,405	17,980
Other assets	63,650	64,182
Total assets	$818,129	$843,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$15	$15
Accounts payable	35,379	39,841
Income taxes payable	15,258	23,929
Other current liabilities	94,573	98,620
Total current liabilities	145,225	162,405
Long-term obligations	15	19
Other long-term liabilities	63,565	62,841
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—23,531 shares and 23,722 shares, respectively	234	236
Additional paid-in capital	114,829	130,250
Accumulated other comprehensive income	40,916	51,221
Retained earnings	453,345	436,294
Total stockholders’ equity	609,324	618,001
Total liabilities and stockholders’ equity	$818,129	$843,266

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	December 31, 2011	January 1, 2011
Cash flows from operating activities:
Net income	$17,051	$19,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,828	4,767
Amortization of intangible assets	1,636	2,095
Deferred income taxes	(527)	8,096
Tax benefit from employee stock options	955	1,543
Loss on disposal of property and equipment	42	156
Stock-based compensation	4,022	2,922
Excess tax benefit from stock-based compensation arrangements	(1,681)	(1,678)
Other non-cash (income) expense	154	(58)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	9,161	1,522
Inventories	2,671	(9,109)
Prepaid expenses and other assets	(7,321)	(2,443)
Other assets	(497)	(2,011)
Accounts payable	(4,715)	2,687
Income taxes payable/receivable	(8,210)	(1,314)
Other current liabilities	(3,110)	1,250
Other long-term liabilities	676	2,431
Net cash provided by operating activities	16,135	29,969

Cash flows from investing activities:
Purchases of property and equipment	(8,139)	(5,129)
Proceeds from dispositions of property and equipment	26	—
Purchases of available-for-sale securities	(12,593)	(71,093)
Proceeds from sales and maturities of available-for-sale securities	30,188	19,506
Changes in restricted cash	—	(68)
Net cash provided by (used in) investing activities	9,482	(56,784)

Cash flows from financing activities:
Short-term borrowings	4,786	285
Repayments of short-term borrowing	(4,786)	(285)
Net change in capital lease obligations	(4)	(5)
Issuance of common stock under employee stock option and purchase plans	4,568	17,331
Repurchase of common stock	(20,665)	—
Net settlement of restricted common stock	(4,413)	(2,086)
Excess tax benefits from stock-based compensation arrangements	1,681	1,678
Net cash provided by (used in) financing activities	(18,833)	16,918
Effect of exchange rate changes on cash and cash equivalents	(6,183)	(7,968)
Net increase (decrease) in cash and cash equivalents	601	(17,865)
Cash and cash equivalents, beginning of period	167,061	245,380
Cash and cash equivalents, end of period	$167,662	$227,515
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3	$11
Income taxes	$25,818	$3,973
Cash received during the period for:
Income taxes	$9,662	$3,908

Non-cash investing and financing activities:
Unpaid property and equipment	$1,933	$889
See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Coherent, Inc. (referred to herein as the “Company,” “we,” “our,” “us” or “Coherent”) consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended October 1, 2011. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods presented therein. Our fiscal year ends on the Saturday closest to September 30 and our first fiscal quarters include 13 weeks of operations in each fiscal year presented. Fiscal years 2012 and 2011 each include 52 weeks.

2.    RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncement

In September 2011, the Financial Accounting Standards Board (“FASB”) amended existing guidance related to goodwill and other intangible assets by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. We adopted this authoritative guidance in the first quarter of fiscal 2012. The implementation of this authoritative guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.
In October 2009, the FASB issued a new accounting standard for multiple deliverable revenue arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also issued a new accounting standard for certain revenue arrangements that include software elements. This new standard excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. We prospectively adopted both these standards in the first quarter of fiscal 2011 and it did not have a material impact on our consolidated financial position, results of operations and cash flows.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued guidance which requires an entity to disclose information about offsetting and related arrangements to enable financial statement users to evaluate the effect or potential effect of netting arrangements, including rights of setoff associated with the entity's recognized financial assets and liabilities, on the entity's financial position. The new disclosures will enable financial statement users to compare balance sheets prepared under U.S. GAAP and International Financial Reporting Standards ("IFRS"), which are subject to different offsetting models. The disclosures will be limited to financial instruments (and derivatives) subject to enforceable master netting arrangements or similar agreements. Similar agreements include derivative clearing agreements, global master repurchase agreements, and global master securities lending agreements. Financial instruments and transactions that will be subject to the disclosure requirements may include derivatives, repurchase and reverse repurchase agreements, and securities lending and borrowing arrangements. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The guidance is effective for us beginning in fiscal 2014. We are currently evaluating the potential impact, if any, of the adoption of this guidance on our consolidated financial position, results of operations and cash flows.
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

In-process research and development (“IPR&D”) consists of seven interrelated projects that will be incorporated into one product and had not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. None of the projects had been completed as of December 31, 2011.

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

4.     FAIR VALUES

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. As of December 31, 2011 and October 1, 2011, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of December 31, 2011 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)
Money market fund deposits (1)	$16,728	$—	$16,728
Certificates of deposit (2)	—	66,916	66,916
U.S. and international government obligations (3)	—	57,642	57,642
Corporate notes and obligations (4)	—	31,259	31,259
Foreign currency contracts (5)	—	627	627
Mutual funds — Deferred comp and supplemental plan (6)	8,348	—	8,348
 ___________________________________________________
(1)          Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.
(2)          Includes $64,914 recorded in cash and cash equivalents and $2,002 recorded in short-term investments on the Condensed Consolidated Balance Sheet.
(3)          Includes $54,919 recorded in cash and cash equivalents and $2,723 recorded in short-term investments on the Condensed Consolidated Balance Sheet.
(4)          Includes $563 recorded in cash and cash equivalents and $30,696 recorded in short-term investments on the Condensed Consolidated Balance Sheet.
(5)          Includes $627 recorded in other current liabilities on the Condensed Consolidated Balance Sheet (see Note 5).
(6)          Includes $2,859 recorded in prepaid expenses and other assets and $5,489 recorded in other assets on the Condensed Consolidated Balance Sheet.

Financial assets and liabilities measured at fair value as of October 1, 2011 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)
Money market fund deposits(1)	$8,135	$—	$8,135
Certificates of deposit(2)	—	65,941	65,941
U.S. and international government obligations(3)	—	62,079	62,079
Corporate notes and obligations(4)	—	48,967	48,967
Foreign currency contracts(5)	—	181	181
Mutual funds—Deferred comp and supplemental plan(6)	7,830	—	7,830
 ___________________________________________________

(1)	Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

(2)	Includes $59,431 recorded in cash and cash equivalents and $6,510 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(3)	Includes $60,978 recorded in cash and cash equivalents and $1,101 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(4)	Includes $3,436 recorded in cash and cash equivalents and $45,531 recorded in short-term investments on the Condensed Consolidated Balance Sheet.

(5)	Includes $578 recorded in prepaid expenses and other assets and $397 recorded in other current liabilities on the Condensed Consolidated Balance Sheet.

(6)	Includes $2,844 recorded in prepaid expenses and other assets and $4,986 recorded in other assets on the Condensed Consolidated Balance Sheet.

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

We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro, the Japanese Yen and the Korean Won. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for speculative or trading purposes. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.

For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).

The outstanding notional contract and fair value amounts of hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Notional Fair Value
	December 31, 2011	October 1, 2011	December 31, 2011	October 1, 2011
Euro currency hedge contracts
Purchase	$47,843	$42,488	$47,344	$42,103
Sell	—	—	—	—
Net	$47,843	$42,488	$47,344	$42,103
Other foreign currency hedge contracts
Purchase	$—	$2,351	$—	$2,355
Sell	(47,535)	(16,783)	(47,663)	(16,221)
Net	$(47,535)	$(14,432)	$(47,663)	$(13,866)

The fair value of our derivative instruments are included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets; such amounts were not material as of December 31, 2011 and October 1, 2011.

The amount of non-designated derivative instruments’ gain (loss) in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2011 and January 1, 2011 is as follows (in thousands):

Amount of Gain or (Loss) Recognized in
Income on Derivatives
Three Months Ended
December 31, 2011
Derivatives not designated as hedging instruments
Foreign exchange contracts	$1,982

Amount of Gain or (Loss) Recognized in
Income on Derivatives
Three Months Ended
January 1, 2011
Derivatives not designated as hedging instruments
Foreign exchange contracts	$1,104

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$167,655	$7	$—	$167,662

Short-term investments:
Available-for-sale securities:
Certificates of deposit	$2,000	$2	$—	$2,002
International government obligations	2,667	61	(5)	2,723
Corporate notes and obligations	30,482	215	(1)	30,696
Total short-term investments	$35,149	$278	$(6)	$35,421

	October 1, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$166,931	$131	$(1)	$167,061

Short-term investments:
Available-for-sale securities:
Certificates of deposit	$6,500	$10	$—	$6,510
International government obligations	1,101	1	(1)	1,101
Corporate notes and obligations	45,282	275	(26)	45,531
Total short-term investments	$52,883	$286	$(27)	$53,142

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of December 31, 2011 and October 1, 2011 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	December 31, 2011		October 1, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$33,149	$33,419	$46,383	$46,632
Total investments in available-for-sale debt securities	$33,149	$33,419	$46,383	$46,632

During the three months ended December 31, 2011, we received proceeds totaling $27.5 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million. During the three months ended January 1, 2011, we received proceeds totaling $18.4 million from the sale of available-for-sale securities and realized gross gains of less than $0.1 million.

At December 31, 2011, gross unrealized losses on our investments with unrealized losses that are not deemed to be other-than-temporarily impaired were $13,000 on corporate notes and obligations of $15.4 million and US treasury and agency obligations of $2.7 million.

At December 31, 2011, approximately $142.5 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, the majority of which was denominated in the Euro. In January 2012 we converted $89.8 million of these assets to U.S. dollars and invested those funds in U.S. Treasury securities within a European subsidiary whose functional currency is the U.S. dollar. Accordingly, there will be no future translation expense arising from these U.S. dollar denominated investments.

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

During the three months ended December 31, 2011, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from October 1, 2011 to December 31, 2011 are as follows (in thousands):

	Commercial Lasers and Components	Specialty Lasers and Systems	Total
Balance as of October 1, 2011	$6,365	$69,589	$75,954
Translation adjustments and other	(2)	(1,196)	(1,198)
Balance as of December 31, 2011	$6,363	$68,393	$74,756

Components of our amortizable intangible assets are as follows (in thousands):

	December 31, 2011			October 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$52,011	$(42,646)	$9,365	$52,283	$(41,615)	$10,668
Patents	6,982	(6,956)	26	7,246	(7,220)	26
Customer lists	9,748	(5,248)	4,500	9,807	(5,142)	4,665
Trade name	3,483	(2,539)	944	3,566	(2,504)	1,062
Non-compete agreement	831	(764)	67	837	(784)	53
Production know-how	910	(627)	283	910	(621)	289
In-process research & development	1,220	—	1,220	1,217	—	1,217
Total	$75,185	$(58,780)	$16,405	$75,866	$(57,886)	$17,980

Amortization expense for intangible assets for the three months ended December 31, 2011 and January 1, 2011 was $1.6 million and $2.1 million, respectively, which includes $1.2 million and $1.4 million, respectively, for amortization of existing technology and production know-how.

At December 31, 2011, estimated amortization expense for the remainder of fiscal 2012, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2012 (remainder)	$4,710
2013	4,857
2014	3,373
2015	2,044
2016	1,257
2017	154
Thereafter	10
Total	$16,405

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	December 31, 2011	October 1, 2011
Purchased parts and assemblies	$41,844	$44,824
Work-in-process	54,582	52,457
Finished goods	51,621	55,104
Total inventories	$148,047	$152,385

Prepaid expenses and other assets consist of the following (in thousands):

	December 31, 2011	October 1, 2011
Prepaid and refundable income taxes	$9,517	$9,193
Prepaid expenses and other	42,797	35,771
Total prepaid expenses and other assets	$52,314	$44,964

Other assets consist of the following (in thousands):

	December 31, 2011	October 1, 2011
Assets related to deferred compensation arrangements	$23,133	$22,737
Deferred tax assets	36,136	37,156
Other assets	4,381	4,289
Total other assets	$63,650	$64,182

Other current liabilities consist of the following (in thousands):

	December 31, 2011	October 1, 2011
Accrued payroll and benefits	$26,703	$39,639
Deferred income	15,318	14,893
Reserve for warranty	16,035	16,704
Accrued expenses and other	13,590	12,473
Other taxes payable	18,343	11,067
Accrued restructuring charges	615	634
Customer deposits	3,969	3,210
Total other current liabilities	$94,573	$98,620

During the second quarter of fiscal 2009, we announced our plans to close our facilities in Tampere, Finland and St. Louis, Missouri. The closure of our St. Louis site was completed in the fourth quarter of fiscal 2009.  The closure of our Finland site was completed in the third quarter of fiscal 2011. These closures resulted in charges primarily for employee termination and other exit related costs associated with a plan approved by management.

There were no additions to restructuring in the first three months of fiscal 2012. Restructuring charges for the first three months of fiscal 2011 are recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents our current liability as accrued on our balance sheet for restructuring charges.  The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the first three months of fiscal 2012 and 2011 (in thousands):

	Severance Related	Facilities- related Charges	Other Restructuring Costs	Total
Balance at October 2, 2010	$912	$17	$1,303	$2,232
Provisions	218	—	87	305
Payments and other	(228)	(17)	(491)	(736)
Balance at January 1, 2011	$902	$—	$899	$1,801

Balance at October 1, 2011	$—	$—	$634	$634
Payments and other	—	—	(19)	(19)
Balance at December 31, 2011	$—	$—	$615	$615

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

Components of the reserve for warranty costs during the first three months of fiscal 2012 and 2011 were as follows (in thousands):

	Three Months Ended
	December 31, 2011	January 1, 2011
Beginning balance	$16,704	$13,499
Additions related to current period sales	6,374	5,876
Warranty costs incurred in the current period	(7,249)	(5,297)
Adjustments to accruals, including foreign exchange	206	(178)
Ending balance	$16,035	$13,900

Other long-term liabilities consist of the following (in thousands):

	December 31, 2011	October 1, 2011
Long-term taxes payable	$28,195	$27,775
Deferred compensation	23,274	22,685
Deferred tax liabilities	1,953	2,194
Deferred income	2,483	2,636
Asset retirement obligations	1,888	1,878
Other long-term liabilities	5,772	5,673
Total other long-term liabilities	$63,565	$62,841

9.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $20.2 million of foreign lines of credit as of December 31, 2011.  At December 31, 2011, we had used $2.8 million of these available foreign lines of credit. These credit facilities were used in Europe and Japan during the first fiscal quarter of 2012.  In addition, our domestic line of credit consists of a $40.0 million unsecured revolving credit account with Union Bank of California. The agreement will expire on March 31, 2012 and is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance.  No amounts have been drawn upon our domestic line of credit as of December 31, 2011.

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three months ended December 31, 2011 and January 1, 2011, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended
	December 31, 2011	January 1, 2011
Expected life in years	0.5	0.5
Expected volatility	49.3%	30.6%
Risk-free interest rate	0.1%	0.2%
Expected dividends	—	—
Weighted average fair value per share	$14.93	$9.78
___________________________________________________

(1)	There were no options granted during the three months ended December 31, 2011 and January 1, 2011.

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

•
The market-based performance restricted stock unit award grants are generally either subject to annual vesting over three years from the date of grant or subject to a single vest measurement three years from the date of grant, depending upon achievement of performance measurements ("Performance RSUs") based on the performance of the Company's Total Shareholder Returns (as defined) compared with the performance of the Russell 2000 Index.

We granted market-based performance restricted stock units to officers and certain employees. The performance stock unit agreements provide for the award of performance stock units with each unit representing the right to receive one share of Coherent, Inc. common stock to be issued after the applicable award period. The final number of units awarded for this grant will be determined as of the vesting dates, based upon our total shareholder return over the performance period compared to the Russell 2000 Index and could range from a minimum of no units to a maximum of twice the initial award. The weighted average fair value for these performance units was $71.59 and was determined using a Monte Carlo simulation model incorporating the following weighted average assumptions:

Risk-free interest rate	0.39%
Volatility	41.8%

We recognize the estimated cost of these awards, as determined under the simulation model, over the related service period, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Stock-Based Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2011 and January 1, 2011 (in thousands):

	Three Months Ended
	December 31, 2011	January 1, 2011
Cost of sales	$369	$244
Research and development	393	337
Selling, general and administrative	3,260	2,342
Income tax benefit	(1,328)	(675)
	$2,694	$2,248

During the three months ended December 31, 2011, $0.5 million was capitalized into inventory for all stock plans, $0.4 million was amortized to cost of sales and $0.5 million remained in inventory at December 31, 2011. During the three months ended January 1, 2011, $0.4 million was capitalized into inventory for all stock plans, $0.2 million was amortized to cost of sales and $0.4 million remained in inventory at January 1, 2011.  Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At December 31, 2011, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock plans but not yet recognized was approximately $24.6 million, net of estimated forfeitures of $2.7 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures.

At December 31, 2011, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.7 million, which will be recognized over the offering period.

The cash flows resulting from excess tax benefits (tax benefits related to the excess of tax deduction resulting from an employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the first three months of fiscal 2012 and fiscal 2011, we recorded $1.7 million and $1.7 million, respectively, of excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Plans (in thousands, except per share amounts and weighted average remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at October 1, 2011	917	$27.80
Granted	—	—
Exercised	(66)	26.27
Forfeitures	—	—
Expirations	—	—
Outstanding at December 31, 2011	851	$27.91	4.0	$20,742
Vested and expected to vest at December 31, 2011	845	$27.87	4.0	$20,626
Exercisable at December 31, 2011	662	$27.67	3.5	$16,291

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock at the end of the reporting period.  There were approximately 0.9 million outstanding options that were in-the-money as of December 31, 2011.  The aggregate intrinsic value of options exercised under the Company’s stock plans for the three months ended December 31, 2011 and January 1, 2011 were $1.6 million and $6.6 million, respectively, determined as of the date of option exercise.

The following table summarizes the activity of our time based and market- performance based restricted stock units for the first three months of fiscal 2012 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Market-Based Performance Restricted Stock Units
	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(2)	Weighted Average Grant Date Fair Value
Nonvested stock at October 1, 2011	404	$34.71	101	$49.77
Granted	224	53.46	95	63.85
Vested	(172)	30.93	(44)	53.18
Forfeited	—	—	—	—
Nonvested stock at December 31, 2011	456	$45.37	152	$57.55

__________________________________________
(1)Service-based restricted stock vested during each fiscal year.
(2)Performance-based awards and units included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the award.

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

12.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Three Months Ended
	December 31, 2011	January 1, 2011

Net income	$17,051	$19,113
Other comprehensive income (loss):
Translation adjustment	(10,321)	(11,426)
Changes in unrealized gains on available-for-sale securities, net of taxes	16	(1)
Other comprehensive income (loss), net of tax	(10,305)	(11,427)
Comprehensive income (loss)	$6,746	$7,686

Accumulated other comprehensive income (net of tax) at December 31, 2011 is comprised of accumulated translation adjustments of $40.9 million. Accumulated other comprehensive income (net of tax) at October 1, 2011 is comprised of accumulated translation adjustments of $51.2 million.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	December 31, 2011	January 1, 2011
Weighted average shares outstanding —basic	23,462	24,688
Dilutive effect of employee stock awards	499	580
Weighted average shares outstanding—diluted	23,961	25,268

Net income	$17,051	$19,113

Net income per basic share	$0.73	$0.77
Net income per diluted share	$0.71	$0.76

A total of 207,517 and 52,192 potentially dilutive securities have been excluded from the dilutive share calculation for the three months ended December 31, 2011 and January 1, 2011, respectively, as their effect was anti-dilutive.

14.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended
	December 31, 2011	January 1, 2011
Foreign exchange gain	$313	$6
Gain (loss) on deferred compensation investments, net	(41)	1,554
Interest and dividend income	202	183
Interest expense	(2)	(15)
Other—net	46	26
Other income (expense), net	$518	$1,754

15.  STOCK REPURCHASES

On August 25, 2011, we announced that the Board of Directors had authorized the repurchase of up to $50.0 million of our common stock.  The program is authorized for 12 months from the date of authorization. At October 1, 2011, $25.0 million of shares remained authorized for repurchase under this stock repurchase program.

During the quarter ended December 31, 2011, we repurchased and retired 450,500 shares of outstanding common stock at an average price of $45.84 per share for a total of $20.7 million, excluding expenses. Such repurchases were accounted for as a reduction in additional paid in capital.

At December 31, 2011, $4.3 million remains authorized for repurchase under our current stock repurchase program. The timing and size of any purchases will be subject to, among other things, market conditions.

16.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our estimated effective tax rate for the three months ended December 31, 2011 was 34.0%. Our effective tax rate for the three months ended December 31, 2011 was lower than the statutory rate of 35% primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates, the benefit of foreign tax credits, the benefit of federal and California research and development tax credits and the benefit of a domestic production activities deduction. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, state income taxes, limitations on the utilization of certain foreign losses, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

As of December 31, 2011, the total amount of gross unrecognized tax benefits was $28.8 million of which $19.8 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefits, net of certain deferred tax assets, were classified as other long-term liabilities in the condensed consolidated balance sheets.

Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2011, the total amount of gross interest and penalties accrued was $3.5 million, which is classified as other long-term liabilities in the condensed consolidated balance sheets.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2005 are closed. In our major state jurisdiction and our major foreign jurisdiction, the years subsequent to 2000 and 2005, respectively, currently remain open and could be subject to examination by the taxing authorities. In December 2011 and January 2012, our three German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. These audits have either commenced or are expected to begin by March 2012.

Management believes that it has adequately provided for any adjustments that may result from tax examinations. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months and we anticipate a lapse in certain statute of limitations which could result in a release of interest expense under ASC 740 "Income Taxes." Specific positions that may be resolved include issues involving research and development credits, transfer pricing and various other matters. The Company estimates that the net unrecognized tax benefits and related interest at December 31, 2011 could be reduced by approximately $1.0 million to $3.0 million in the next 12 months.

Deferred Income Taxes

As of December 31, 2011, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $63.3 million, which consists of tax credits carryovers, accruals and reserves, competent authority offset to transfer pricing tax reserves, employee stock-based compensation expenses, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $8.5 million as of December 31, 2011.  We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

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

The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Three Months Ended
	December 31, 2011	January 1, 2011
Net sales:
Commercial Lasers and Components	$55,150	$61,358
Specialty Laser Systems	135,617	121,753
Corporate and other	—	—
Total net sales	$190,767	$183,111

Income (loss) from operations:
Commercial Lasers and Components	$4,020	$8,325
Specialty Laser Systems	31,030	28,861
Corporate and other	(9,737)	(11,495)
Total income from operations	$25,313	$25,691

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

During the three months ended December 31, 2011, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment.

At December 31, 2011, we had $74.8 million of goodwill, $16.4 million of purchased intangible assets and $106.0 million of property and equipment on our condensed consolidated balance sheet.

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

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Three Months Ended
	December 31, 2011	January 1, 2011	Change	% Change
	(Dollars in thousands)

Bookings	$201,848	$234,424	$(32,576)	(13.9)%
Book-to-bill ratio	1.06	1.28	(0.22)	(17.2)%
Net sales—Commercial Lasers and Components	$55,150	$61,358	$(6,208)	(10.1)%
Net sales—Specialty Lasers and Systems	$135,617	$121,753	$13,864	11.4%
Gross profit as a percentage of net sales—Commercial Lasers and Components	39.0%	43.7%	(4.7)%	(10.8)%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	43.8%	46.0%	(2.2)%	(4.8)%
Research and development as a percentage of net sales	9.8%	10.1%	(0.3)%	(3.0)%
Income before income taxes	$25,831	$27,445	$(1,614)	(5.9)%
Net cash provided by operating activities	$16,135	$29,969	$(13,834)	(46.2)%
Days sales outstanding in receivables	61.6	53.1	8.5	16.0%
First quarter inventory turns	3.0	3.3	(0.3)	(9.1)%
Capital spending as a percentage of net sales	4.3%	2.8%	1.5%	53.6%

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

Although bookings decreased 13.9% in the first quarter of fiscal 2012 compared to the same quarter one year ago, the book-to-bill ratio was 1.06. Decreases in all four markets included a significant decrease in the microelectronics market. Compared to the fourth quarter of fiscal 2011, bookings increased 3.3% with a significant increase in the microelectronics market offset by decreases in the OEM components and instrumentation, materials processing and scientific and government programs markets.

Microelectronics

Microelectronics bookings decreased 23% compared to the same quarter one year ago but increased 34% from bookings in the fourth quarter of fiscal 2011. The book-to-bill for the first quarter of fiscal 2012 was 1.08.

Flat panel display orders in the first quarter of fiscal 2012 increased significantly from the fourth quarter of fiscal 2011, including system orders from new customers as well as increases in service orders. We expect this market to be strong in the remainder of fiscal 2012 as the primary market driver, the proliferation of smartphones and tablets, remains intact. Our facility expansion in Göttingen and new service center in Korea will start shipping product in the third quarter of fiscal 2012.

In the first quarter of fiscal 2012, the semiconductor capital equipment market was strong, with increased orders for new systems and service suggesting improvement in utilization rates. We expect this market to improve further during the remainder of fiscal 2012. We continue to develop next generation technologies to support higher throughput and higher accuracy.

In spite of strong demand for smartphones and tablets, the advanced packaging (API) market is being impacted by tight credit in China where it is difficult for customers to establish letters of credit for new equipment purchases. We expect that China's credit policies will improve in the second quarter of fiscal 2012. We anticipate that market growth will come from increased adoption of smartphones and tablets as well as from the 3D packaging market.

Materials Processing

Materials processing orders decreased 10% compared to the same quarter one year ago and decreased 18% from the fourth quarter of fiscal 2011. The book-to-bill for the first quarter of fiscal 2012 was 0.98. During the first quarter of fiscal 2012, materials processing orders were negatively impacted by the tight credit policies in China and sovereign debt issues in Europe.

Marking and engraving for commodity and consumer product applications remains our largest submarket, with modest growth anticipated in fiscal 2012. We introduced several new products at the Fabtech tradeshow in November 2011 to diversify our laser systems and manufacturing tools to address more applications. In addition, our upcoming kilowatt class fiber laser will address metal cutting and we expect first revenue shipments in fiscal 2012.

OEM Components and Instrumentation

OEM Components and Instrumentation orders decreased 2% compared to the same quarter one year ago but decreased 26% from the fourth quarter of fiscal 2011. The book-to-bill for the first quarter of fiscal 2012 was 0.99.

The decrease compared to the fourth quarter of fiscal 2011 is primarily due to timing in the medical OEM market as the fourth quarter of fiscal 2011included several large orders to address market growth in Asia. While these orders were not repeated in the first quarter of fiscal 2012, we expect market growth to remain high, especially due to government investment in China. Markets for eye disease management and home-based aesthetic products remain strong.

We have increased our product offerings for the instrumentation market with new versions of the Sapphire™ optically pumped semiconductor ("OPS") laser and wavelength extensions of our OBIS™ platform, which can be used in a wide array of applications including super resolution microscopy and cytometry.

Scientific and Government Programs

Scientific and government programs orders decreased slightly compared to the same quarter one year ago and decreased 3% from the fourth quarter of fiscal 2011. The book-to-bill for the first quarter of fiscal 2012 was 1.12.

Scientific orders remain strong, with orders for multiphoton spectroscopy applications the largest contributor to first quarter fiscal 2012 bookings. Our Chameleon™ product family continues to lead this market due to a combination of power, stability and tunability. First quarter bookings were favorably impacted by significant investment in biological research in China, which is consistent with the country's five-year research plan. In addition, multi photon excitation bookings were also strong in Europe.

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service contracts. Net sales for the first fiscal quarter decreased 10.1% in our CLC segment and increased 11.4% in our SLS segment from the same quarter one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the first quarter decreased from 43.7% to 39.0% in our CLC segment and decreased from 46.0% to 43.8% in our SLS segment from the same quarter one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased to 9.8% from 10.1% in our first fiscal quarter compared to the same period one year ago.  For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

Net Cash Provided by Operating Activities

Net cash provided by operating activities as reflected on our Condensed Consolidated Statements of Cash Flows primarily represents the excess or shortfall of cash collected from billings to our customers and other receipts over cash paid to our vendors for expenses and inventory purchases to run our business.  We believe that cash flows from operations is an important performance indicator because cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth.  For a description of the reasons for changes in Net Cash Provided by Operating Activities refer to the “Liquidity and Capital Resources” section of this quarterly report.

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in working capital availability.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the first quarter of fiscal 2012 increased 8.5 days from the same quarter one year ago primarily due to a higher mix of receivables and revenue in regions with longer payment terms.

Annualized Inventory Turns

We calculate annualized inventory turns as the cost of sales during the quarter annualized and divided by net inventories at the end of the period. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the first quarter of fiscal 2012 decreased by 0.3 turns from the same quarter one year ago primarily due to increased inventory levels to support increasing volumes.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 4.3% from 2.8% for the first quarter of fiscal 2012 compared to the same period one year ago primarily due to building improvements and purchases of production-related assets to support our expansion in Asia and higher sales volumes.

SIGNIFICANT EVENTS

On August 25, 2011, the Board of Directors authorized the repurchase of up to $50.0 million of our common stock. The program is authorized for 12 months from the date of authorization. At October 1, 2011, $25.0 million remained authorized for repurchase under this stock repurchase program. During the quarter ended December 31, 2011, we repurchased and retired 450,500 shares of outstanding common stock at an average price of $45.84 per share for a total of $20.7 million, excluding expenses.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	December 31, 2011	January 1, 2011
Net sales	100.0%	100.0%
Cost of sales	57.9%	55.0%
Gross profit	42.1%	45.0%
Operating expenses:
Research and development	9.8%	10.1%
Selling, general and administrative	18.2%	19.7%
Amortization of intangible assets	0.9%	1.2%
Total operating expenses	28.9%	31.0%
Income from operations	13.2%	14.0%
Other income (net)	0.3%	1.0%
Income before income taxes	13.5%	15.0%
Provision for income taxes	4.6%	4.6%
Net income	8.9%	10.4%

Net income for the first quarter of fiscal 2012 was $17.1 million ($0.71 per diluted share) including $2.7 million of after-tax stock-related compensation expense. Net income for the first quarter of fiscal 2011 was $19.1 million ($0.76 per diluted share) including $2.2 million of after-tax stock-related compensation expense.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	December 31, 2011		January 1, 2011
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$92,892	48.7%	$84,431	46.1%
OEM components and instrumentation	35,940	18.8%	38,350	20.9%
Materials processing	23,379	12.3%	22,275	12.2%
Scientific and government programs	38,556	20.2%	38,055	20.8%
Total	$190,767	100.0%	$183,111	100.0%

Net sales for the first quarter of fiscal 2012 increased by $7.7 million, or 4%, including an increase of $3.2 million due to the impact of foreign currency exchange rates, compared to the first quarter of fiscal 2011.  Sales increases in the microelectronics, materials processing and scientific and government programs markets were partially offset by a decrease in the OEM components and instrumentation market.

The increase in the microelectronics market of $8.5 million, or 10%, was due to higher sales in flat panel display applications partially offset by lower shipments for advanced packaging, semiconductor, solar and micro materials processing applications. The decrease in the OEM components and instrumentation market of $2.4 million, or 6%, was due primarily to lower shipments for military, machine vision and bio-instrumentation applications partially offset by higher shipments for medical applications.  Sales in the materials processing market increased $1.1 million, or 5%, primarily due to higher shipments for marking and engraving applications. Sales in the scientific and government programs market increased $0.5 million, or 1%, primarily due to higher demand for advanced research applications used by university and government research groups.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	December 31, 2011		January 1, 2011
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Commercial Lasers and Components (CLC)	$55,150	28.9%	$61,358	33.5%
Specialty Lasers and Systems (SLS)	135,617	71.1%	121,753	66.5%
Total	$190,767	100.0%	$183,111	100.0%

Net sales for the first quarter of fiscal 2012 increased by $7.7 million, or 4%, compared to the first quarter of fiscal 2011, with increases of $13.9 million, or 11%, in our SLS segment and decreases of $6.2 million, or 10%, in our CLC segment.

The increase in our SLS segment sales was primarily due to higher revenue for flat panel display applications partially offset by lower shipments for materials processing, semiconductor, solar and micro materials processing applications. The decrease in our CLC segment sales was primarily due to lower advanced packaging, flat panel display and military application sales partially offset by higher materials processing application sales.

GROSS PROFIT

Consolidated

Our gross profit rate decreased to 42.1% in the first quarter of fiscal 2012 from 45.0% in the first quarter of fiscal 2011. The decrease in the gross profit rate was primarily due to unfavorable product margins (1.9%) due to lower volumes in several business units, higher manufacturing expense to expand Excimer tube production in Korea and increased expense related to the flooding in Thailand, higher warranty and installation costs (0.7%) for installations to support the service and flat panel display markets, higher other costs (0.2%) due to higher inventory provisions and higher stock-based compensation expense (0.1%).

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

Commercial Lasers and Components

The gross profit rate in our CLC segment decreased to 39.0% in the first quarter of fiscal 2012 from 43.7% in the first quarter of fiscal 2011. The 4.7% decrease in the gross profit rate was primarily due to unfavorable product costs (2.2%) primarily due to the impact of lower volumes in a few business units serving primarily the advanced packaging and components markets, higher warranty costs (1.4%) due to a higher installed base from high sales volumes in fiscal 2011 and lower current quarter volumes and higher other costs (1.1%) primarily due to higher inventory provisions.

Specialty Lasers and Systems

The gross profit rate in our SLS segment decreased to 43.8% in the first quarter of fiscal 2012 from 46.0% in the first quarter of fiscal 2011. The 2.2% decrease in the gross profit rate was primarily due to unfavorable product costs (1.9%) due to lower volumes in several business units serving primarily non-flat panel display markets, increased investments in Excimer manufacturing capabilities to support the growing flat panel display revenue net of favorable product mix within the microelectronics market and higher installation costs net of lower warranty costs (0.3%) due to higher service costs to support installations of a growing number of laser annealing systems in the flat panel display market.

OPERATING EXPENSES:

	Three Months Ended
	December 31, 2011		January 1, 2011
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$18,779	9.8%	$18,530	10.1%
Selling, general and administrative	34,631	18.2%	36,078	19.7%
Amortization of intangible assets	1,636	0.9%	2,095	1.2%
Total operating expenses	$55,046	28.9%	$56,703	31.0%

Research and development

Research and development (“R&D”) expenses increased $0.2 million, or 1%, during the first fiscal quarter ended December 31, 2011 compared to the same quarter one year ago.  The increase was primarily due to higher project spending ($0.6 million), the acquisition of Hypertronics in the second quarter of fiscal 2011 ($0.3 million) and higher stock-related compensation expense ($0.1 million) partially offset by lower payroll spending ($0.5 million) due to lower performance-related compensation net of increased headcount, lower charges for increases in deferred compensation plan liabilities ($0.2 million) and higher net reimbursements from customers for development projects ($0.1 million). On a segment basis as compared to the prior year period, CLC spending decreased $0.4 million primarily due to lower project spending and lower payroll spending. SLS research and development spending increased $0.8 million primarily due to higher project spending and the acquisition of Hypertronics in the second quarter of fiscal 2011 partially offset by lower payroll spending and higher net reimbursements from customers for development projects. Corporate and other spending decreased $0.2 million due to lower charges for increases in deferred compensation plan liabilities partially offset by higher stock-related compensation expense.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses decreased $1.4 million or 4%, during the first fiscal quarter ended December 31, 2011 compared to the same quarter one year ago.  The decrease was primarily due to $2.2 million lower payroll spending due to lower performance-related compensation spending partially offset by higher headcount and increased salaries, $1.4 million lower charges for increases in deferred compensation plan liabilities with the related earnings for increases in deferred compensation plan assets recorded in other income (expense) and decreased spending on legal and consulting related to acquisitions ($0.7 million) partially offset by $0.9 million higher stock-related compensation expense, the acquisition of Hypertronics in the second quarter of fiscal 2011 ($0.7 million), higher spending on demo amortization and tradeshows ($0.6 million), the impact of foreign currency exchange rates ($0.3 million) and higher other variable net spending ($0.4 million). On a segment basis as compared to the prior year period, CLC spending decreased $0.4 million primarily due to lower payroll spending. SLS segment expenses increased $0.7 million primarily due to the acquisition of Hypertronics, higher spending on demo amortization and tradeshows and the impact of foreign exchange rates partially offset by lower payroll spending.  Spending for Corporate and other decreased $1.7 million primarily due to lower charges for increases in deferred compensation plan liabilities, lower payroll spending and decreased spending on legal and consulting related to acquisitions partially offset by higher stock-related compensation expense.

Amortization of intangible assets

Amortization of intangible assets decreased $0.5 million in the three months ended December 31, 2011 compared to the same period last year primarily due to the completion of amortization of intangibles from older acquisitions partially offset by amortization of intangibles from the acquisition of Hypertronics in the second quarter of fiscal 2011.

OTHER INCOME (EXPENSE) — NET

Other income, net of other expense, decreased $1.2 million during the three months ended December 31, 2011 compared to the same period one year ago. The decrease was primarily due to lower gains, net of expenses, on our deferred compensation plan assets ($1.6 million) partially offset by higher net foreign exchange gains ($0.3 million).

INCOME TAXES

The effective tax rate for the first quarter of fiscal 2012 of 34.0% was lower than the statutory rate of 35% primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates, the benefit of foreign tax credits, the benefit of federal and California research and development tax credits and the benefit of a domestic production activities deduction. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, state income taxes, limitations on the utilization of certain foreign losses, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

The effective tax rate for the first quarter of fiscal 2011 of 30.4%was lower than the statutory rate of 35% primarily due to permanent differences related to the benefit of income subject to foreign tax rates that are lower than U.S. tax rates, the benefit of federal research and development tax credits, including additional credits reinstated from fiscal 2010 resulting from the enactment of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010,” and the benefit of unrealized gain on life insurance policy investments related to our deferred compensation plans. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, state income taxes, limitations on the deductibility of compensation under IRC Section 162(m) and stock compensation not deductible for tax purposes.

DEFERRED INCOME TAXES

As of December 31, 2011, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $63.3 million, which consists of tax credit carryovers, accruals and reserves, competent authority offset to transfer pricing tax reserves, employee stock-based compensation expenses, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $8.5 million as of December 31, 2011. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, we had assets classified as cash and cash equivalents, as well as time deposits and fixed income securities classified as short-term investments, in an aggregate amount of $203.1 million, compared to $220.2 million at October 1, 2011. At December 31, 2011, approximately $142.5 million of this cash and securities was held outside the U.S. in certain of our foreign operations, the majority of which was denominated in the Euro. In January 2012, we converted $89.8 million of these assets to U.S. dollars and invested those funds in U.S. Treasury securities within a European subsidiary whose functional currency is the U.S. dollar. Accordingly, there will be no future translation expense arising from these U.S. dollar denominated investments. The converted funds were not repatriated to the U.S. and no U.S. tax was triggered on the transfer of these funds to the European subsidiary. We expect to incur additional foreign income taxes of approximately $650,000 related to this distribution. We currently intend to permanently reinvest approximately $135 million of the cash held by our foreign subsidiaries, including the investment in U.S. Treasury securities. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of the taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds and sovereign debt in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.

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

	Three Months Ended
	December 31, 2011	January 1, 2011
	(in thousands)
Net cash provided by operating activities	$16,135	$29,969
Sales of shares under employee stock plans	4,568	17,331
Repurchase of common stock	(20,665)	—
Capital expenditures	(8,139)	(5,129)

Net cash provided by operating activities decreased by $13.8 million for the first three months of fiscal 2012 compared to the same period one year ago. The decrease in cash provided by operating activities was primarily due to higher tax payments and lower cash flows from accounts payable and other current liabilities, including accrued variable compensation. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

We intend to continue pursuing acquisition opportunities at valuations we believe are reasonable based upon market conditions as demonstrated by our acquisition of Hypertronics in the second quarter of fiscal 2011. However, we cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments. Furthermore, we cannot assure you that we will be able to acquire businesses on terms acceptable to us. We expect to fund future acquisitions through existing cash balances and cash flows from operations. If required, we will look for additional borrowings or consider the issuance of securities. The extent to which we will be willing or able to use our common stock to make acquisitions will depend on its market value at the time and the willingness of potential sellers to accept it as full or partial payment.

On August 25, 2011, the Board of Directors authorized the repurchase of up to $50.0 million of our common stock. The program is authorized for 12 months from the date of authorization. At October 1, 2011, $25.0 million of shares remained authorized for repurchase under this stock repurchase program. During the quarter ended December 31, 2011, we repurchased and retired 450,500 shares of outstanding common stock at an average price of $45.84 per share for a total of $20.7 million, excluding expenses.

During fiscal year 2008, we initiated restructuring plans to decrease costs by consolidating facilities and by reducing our workforce. As of December 31, 2011, we had made payments in connection with the restructuring plans in the amount of $27.7 million. We completed payments for substantially all anticipated costs related to the restructuring plans in the third quarter of fiscal 2011.

Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $60.2 million as of December 31, 2011, of which $57.4 million was unused and available. These unsecured credit facilities were used in Europe and Japan during the first three months of fiscal 2012. Our domestic line of credit consists of a $40 million unsecured revolving credit account with Union Bank of California, which expires on March 31, 2012 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic line of credit and $2.8 million of the international currency lines has been used as of December 31, 2011.

Our ratio of current assets to current liabilities was 3.8:1 at December 31, 2011 compared to 3.6:1 at October 1, 2011. The increase in our ratio from October 1, 2011 to December 31, 2011 is primarily due to a higher proportion of decreases in current liabilities (taxes payable, accounts payable and other current liabilities) than current assets (short-term investments and accounts receivable). Our cash and cash equivalents, short-term investments, working capital and debt obligations are as follows:

	December 31, 2011	October 1, 2011
	(in thousands)
Cash and cash equivalents	$167,662	$167,061
Short-term investments	35,421	53,142
Working capital	412,065	418,241
Total debt obligations	30	34

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, asset retirement obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 1, 2011. There have been no material changes in contractual obligations outside of the ordinary course of business since October 1, 2011. Information regarding our other financial commitments at December 31, 2011 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the first three months of fiscal 2012 was $16.1 million, which included net income of $17.1 million, depreciation and amortization of $7.5 million and stock-based compensation expense of $4.0 million partially offset by cash used by operating assets and liabilities of $11.3 million, decreases in net deferred tax assets of $0.5 million due to utilization of tax credits and $0.7 million other.

Cash provided by investing activities during the first three months of fiscal 2012 was $9.5 million, which included $17.6 million net sales of available-for-sale securities partially offset by $8.1 million used to acquire property and equipment and improve buildings.

Cash used by financing activities during the first three months of fiscal 2012 was $18.8 million, which included $20.7 million used to repurchase our common stock and $2.7 million other partially offset by $4.6 million generated from our employee stock option and stock purchase plans.

Changes in exchange rates during the first three months of fiscal 2012 used $6.2 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2011, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At December 31, 2011, the fair value of our available-for-sale debt securities was $33.4 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $276,000 and $(6,000), respectively, at December 31, 2011.

Foreign currency exchange risk

We maintain operations in various countries outside of the United States and have foreign subsidiaries that manufacture and sell our products in various global markets. The majority of our sales are transacted in U.S. dollars. However, we do generate revenues in other currencies, primarily the Euro, the Japanese Yen and the Korean Won. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. A substantial portion of our cash balance is Euro denominated. We attempt to limit these exposures through financial market instruments. We utilize derivative instruments, primarily forward contracts with maturities of two months or less, to manage our exposure associated with anticipated cash flows and net asset and liability positions denominated in foreign currencies. Gains and losses on the forward contracts are mitigated by gains and losses on the underlying instruments. We do not use derivative financial instruments for speculative or trading purposes.

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

At December 31, 2011, approximately $142.5 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, the majority of which was denominated in the Euro. In January 2012, we converted $89.8 million of these assets to U.S. dollars and invested those funds in U.S. Treasury securities within a European subsidiary whose functional currency is the U.S. dollar. Accordingly, there will be no future translation expense arising from these U.S. dollar denominated investments.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations.

The following table provides information about our foreign exchange forward contracts at December 31, 2011. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at December 31, 2011 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Euro	1.3188	$(47,843)	$(47,344)
Japanese Yen	77.722	$10,688	$10,711
Canadian Dollar	0.9714	$562	$571
British Pound	1.5571	$6,043	$6,056
Korean Won	1,157.325	$22,798	$22,820
Chinese Renminbi	6.3770	$7,443	$7,505

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 31, 2011 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Income Tax Audits

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2005 are closed. In our major state jurisdiction and our major foreign jurisdiction, the years subsequent to 2000 and 2005, respectively, currently remain open and could be subject to examination by the taxing authorities. In December 2011 and January 2012, our three German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. These audits have either commenced or are expected to begin by March 2012.

Management believes that it has adequately provided for any adjustments that may result from tax examinations. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months and we anticipate a lapse in certain statute of limitations which could result in a release of interest expense under ASC 740 "Income Taxes." Specific positions that may be resolved include issues involving research and development credits, transfer pricing and various other matters. The Company estimates that the net unrecognized tax benefits and related interest at December 31, 2011 could be reduced by approximately $1.0 million to $3.0 million in the next 12 months.
ITEM 1A. RISK FACTORS

You should carefully consider the followings risks when considering an investment in our Common Stock. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of Coherent. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements.” Additionally, these risks and uncertainties described herein are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our business, results of operations or financial conditions.

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

For the three months ended December 31, 2011, 76% of our net sales were derived from customers outside of the United States.

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

As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine worldwide tax liabilities. Our future tax rates could be affected by changes in the composition of earnings in countries or states with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. From time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies, including various announcements from the United States government potentially impacting our ability to defer taxes on international earnings. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our operating results and financial condition.
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

For the three months ended December 31, 2011, our research and development costs were $18.8 million (9.8% of net sales). For our fiscal years 2011, 2010 and 2009, our research and development costs were $81.2 million (10.1% of net sales), $72.4 million (12.0% of net sales) and $61.4 million (14.1% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the first quarter of fiscal 2012.

Stock repurchases during the three months ended December 31, 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
October 2, 2011 - October 29, 2011	334,200	$45.28	334,200	$9,852,000
October 30, 2011 - November 26, 2011	26,100	$47.96	26,100	$8,600,000
November 27, 2011 - December 31, 2011	90,200	$47.30	90,200	$4,333,000
Total	450,500	$45.84	450,500	$4,333,000

(1) On August 25, 2011, we announced that the Board of Directors had authorized the repurchase of up to $50.0 million of our common stock.  The timing and size of any purchases will be subject to market conditions. The program is authorized for 12 months from the date of authorization.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1‡	Coherent, Inc. 2005 Deferred Compensation Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Coherent, Inc.
(Registrant)

Date:	February 8, 2012	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 8, 2012	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1‡	Coherent, Inc. 2005 Deferred Compensation Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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