Form 10-Q
period 2012-03-31
COHERENT INC
filed 2012-05-09
CIK 21510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, on April 27, 2012 was 23,670,820.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales	$193,284	$200,880	$384,051	383,991
Cost of sales	115,636	112,111	226,044	212,828
Gross profit	77,648	88,769	158,007	171,163
Operating expenses:
Research and development	20,323	21,246	39,102	39,776
Selling, general and administrative	35,377	38,979	70,008	75,057
Amortization of intangible assets	1,611	2,257	3,247	4,352
Total operating expenses	57,311	62,482	112,357	119,185
Income from operations	20,337	26,287	45,650	51,978
Other income (expense):
Interest and dividend income	29	161	231	344
Interest expense	(5)	(17)	(7)	(32)
Other—net	1,888	9,181	2,206	10,767
Total other income (expense), net	1,912	9,325	2,430	11,079
Income before income taxes	22,249	35,612	48,080	63,057
Provision for income taxes	6,094	11,889	14,874	20,221
Net income	$16,155	$23,723	$33,206	$42,836

Net income per share:
Basic	$0.69	$0.94	$1.41	$1.72
Diluted	$0.67	$0.92	$1.38	$1.68

Shares used in computation:
Basic	23,521	25,246	23,491	24,967
Diluted	23,996	25,832	23,979	25,550

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011

Net income	$16,155	$23,723	$33,206	$42,836
Other comprehensive income (loss):
Translation adjustment	3,530	11,986	(6,791)	560
Changes in unrealized gains on available-for-sale securities, net of taxes	(30)	17	(14)	16
Other comprehensive income (loss), net of tax	3,500	12,003	(6,805)	576
Comprehensive income	$19,655	$35,726	$26,401	$43,412

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except par data)

	March 31, 2012	October 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$86,064	$167,061
Short-term investments	129,111	53,142
Accounts receivable—net of allowances of $1,563 and $1,439, respectively	126,588	141,037
Inventories	157,057	152,385
Prepaid expenses and other assets	59,174	44,964
Deferred tax assets	21,974	22,057
Total current assets	579,968	580,646
Property and equipment, net	114,439	104,504
Goodwill	75,806	75,954
Intangible assets, net	14,746	17,980
Other assets	63,062	64,182
Total assets	$848,021	$843,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$16	$15
Accounts payable	40,831	39,841
Income taxes payable	13,305	23,929
Other current liabilities	99,419	98,620
Total current liabilities	153,571	162,405
Long-term obligations	11	19
Other long-term liabilities	57,594	62,841
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—500,000 shares
Outstanding—23,668 shares and 23,722 shares, respectively	236	236
Additional paid-in capital	122,693	130,250
Accumulated other comprehensive income	44,416	51,221
Retained earnings	469,500	436,294
Total stockholders’ equity	636,845	618,001
Total liabilities and stockholders’ equity	$848,021	$843,266

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net income	$33,206	$42,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,506	9,717
Amortization of intangible assets	3,247	4,352
Deferred income taxes	91	8,179
Tax benefit from employee stock options	1,519	248
Loss on disposal of property and equipment	212	567
Stock-based compensation	8,183	6,084
Excess tax benefit from stock-based compensation arrangements	(2,593)	(3,247)
Non-cash translation adjustment related to Finland dissolution	—	(6,511)
Other non-cash (income) expense	(112)	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	11,686	(20,894)
Inventories	(4,961)	(21,874)
Prepaid expenses and other assets	(10,079)	(14,515)
Other assets	654	(3,453)
Accounts payable	(1,314)	5,072
Income taxes payable/receivable	(19,887)	6,016
Other current liabilities	1,479	20,858
Other long-term liabilities	(91)	2,409
Net cash provided by operating activities	32,746	35,844

Cash flows from investing activities:
Purchases of property and equipment	(19,575)	(16,242)
Proceeds from dispositions of property and equipment	—	33
Purchases of available-for-sale securities	(146,499)	(101,378)
Proceeds from sales and maturities of available-for-sale securities	70,870	48,309
Acquisition of businesses, net of cash acquired	—	(14,589)
Net cash used in investing activities	(95,204)	(83,867)

Cash flows from financing activities:
Short-term borrowings	9,262	864
Repayments of short-term borrowings	(9,262)	(864)
Net change in capital lease obligations	(7)	(10)
Issuance of common stock under employee stock option and purchase plans	7,720	25,969
Repurchase of common stock	(20,665)	(27,397)
Net settlement of restricted common stock	(4,431)	(3,189)
Excess tax benefits from stock-based compensation arrangements	2,593	3,247
Net cash used in financing activities	(14,790)	(1,380)
Effect of exchange rate changes on cash and cash equivalents	(3,749)	4,140
Net decrease in cash and cash equivalents	(80,997)	(45,263)
Cash and cash equivalents, beginning of period	167,061	245,380
Cash and cash equivalents, end of period	$86,064	$200,117
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7	$13
Income taxes	$42,787	$11,431
Cash received during the period for:
Income taxes	$10,054	$5,387

Non-cash investing and financing activities:
Unpaid property and equipment	$3,777	$2,828

See Accompanying Notes to Condensed Consolidated Financial Statements.

COHERENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Coherent, Inc. (referred to herein as the “Company,” “we,” “our,” “us” or “Coherent”) consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended October 1, 2011. In the opinion of management, all adjustments necessary for a fair presentation of financial condition and results of operation as of and for the periods presented have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any other interim periods presented therein. Our fiscal year ends on the Saturday closest to September 30 and our second fiscal quarters include 13 weeks of operations in each fiscal year presented. Fiscal years 2012 and 2011 each include 52 weeks.

2.    RECENT ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value measurements that clarified the application of existing guidance and disclosure requirements, changed certain fair value measurement principles and required additional disclosures about fair value measurements. We adopted this standard on a prospective basis in the second quarter of fiscal 2012. The adoption of this accounting standard did not have an impact on our consolidated financial position, results of operations and cash flows.
In June 2011, the FASB issued a final standard requiring the presentation of net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The new standard eliminated the option previously elected by the Company to present items of other comprehensive income in the annual statement of changes in stockholders' equity. The new requirements did not change the components of comprehensive income recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Earnings per share computations do not change. We adopted this standard on a full retrospective basis, as required, in the second quarter of fiscal 2012. As this standard relates only to the presentation of other comprehensive income, the adoption of this accounting standard did not have an impact on our consolidated financial position, results of operations and cash flows.
In September 2011, the FASB amended existing guidance related to goodwill and other intangible assets by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. We adopted this authoritative guidance in the first quarter of fiscal 2012. We do not expect the implementation of this authoritative guidance to have a material impact on our consolidated financial position, results of operations and cash flows in connection with our impairment test, which we perform annually in the fourth quarter.
Recently Issued Accounting Pronouncement

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
3.     BUSINESS COMBINATIONS

On January 5, 2011, we acquired all of the assets and certain liabilities of Hypertronics Pte Ltd for approximately $14.5 million in cash. Hypertronics designs and manufactures laser-and vision-based tools for flat panel, storage, semiconductor and solar applications at facilities in Singapore and Malaysia. Hypertronics was included in our Specialty Lasers and Systems segment.

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

In-process research and development (“IPR&D”) consists of seven interrelated projects that will be incorporated into one product and had not yet reached technological feasibility. Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. The value assigned to IPR&D was determined by considering the value of the products under development to the overall development plan, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D projects, the assets would then be considered finite-lived intangible assets and amortization of the assets will commence. During the fiscal quarter ended March 31, 2012, we determined that one of the hardware projects would not be completed. We reviewed the original IPR&D valuation and determined an appropriate value for the project to be discontinued. As a result, $0.2 million was included in research and development expense in the second fiscal quarter. None of the remaining projects had been completed as of March 31, 2012.

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

4.     FAIR VALUES

We measure our cash equivalents and marketable securities at fair value. The fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets. Level 3 valuations would be based on unobservable inputs to a valuation model and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. As of March 31, 2012 and October 1, 2011, we did not have any assets or liabilities valued based on Level 3 valuations.

Financial assets and liabilities measured at fair value as of March 31, 2012 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	(Level 1)	(Level 2)
Money market fund deposits (1)	$9,351	$—	$9,351
Certificates of deposit (2)	—	8,003	8,003
U.S. government obligations (3)	—	91,675	91,675
Corporate notes and obligations (4)	—	43,278	43,278
Foreign currency contracts (5)	—	1,162	1,162
Mutual funds — Deferred comp and supplemental plan (6)	6,174	—	6,174
 ___________________________________________________
(1)          Included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.
(2)          Includes $6,000 recorded in cash and cash equivalents and $2,003 recorded in short-term investments on the Condensed Consolidated Balance Sheet.
(3)          Includes $6,020 recorded in cash and cash equivalents and $85,655 recorded in short-term investments on the Condensed Consolidated Balance Sheet.
(4)          Includes $1,825 recorded in cash and cash equivalents and $41,453 recorded in short-term investments on the Condensed Consolidated Balance Sheet.
(5)          Includes $1,324 recorded in prepaid expenses and other assets and $162 recorded in other current liabilities on the Condensed Consolidated Balance Sheet (see Note 5).
(6)          Includes $2,841 recorded in prepaid expenses and other assets and $3,333 recorded in other assets on the Condensed Consolidated Balance Sheet.

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

For derivative instruments that are not designated as hedging instruments, gains and losses are recognized in other income (expense).

The outstanding notional contract and fair value amounts of hedge contracts, with maximum maturity of two months, are as follows (in thousands):

	U.S. Notional Contract Value		U.S. Notional Fair Value
	March 31, 2012	October 1, 2011	March 31, 2012	October 1, 2011
Euro currency hedge contracts
Purchase	$60,133	$42,488	$61,377	$42,103
Sell	—	—	—	—
Net	$60,133	$42,488	$61,377	$42,103
Other foreign currency hedge contracts
Purchase	$—	$2,351	$—	$2,355
Sell	(43,565)	(16,783)	(43,647)	(16,221)
Net	$(43,565)	$(14,432)	$(43,647)	$(13,866)

The fair value of our derivative instruments are included in prepaid expenses and other assets and in other current liabilities in our Condensed Consolidated Balance Sheets; such amounts were not material as of March 31, 2012 and October 1, 2011.

The amount of non-designated derivative instruments’ gain (loss) in the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2012 and April 2, 2011 is as follows (in thousands):

	Amount of Gain or (Loss) Recognized in
	Income on Derivatives
	Three Months Ended	Six Months Ended
	March 31, 2012	March 31, 2012
Derivatives not designated as hedging instruments
Foreign exchange contracts	$(1,571)	$411

	Amount of Gain or (Loss) Recognized in
	Income on Derivatives
	Three Months Ended	Six Months Ended
	April 2, 2011	April 2, 2011
Derivatives not designated as hedging instruments
Foreign exchange contracts	$2,188	$1,084

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

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 31, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$86,030	$34	$—	$86,064

Short-term investments:
Available-for-sale securities:
Certificates of deposit	$2,000	$3	$—	$2,003
U.S. Treasury and agency obligations	85,220	454	(19)	85,655
Corporate notes and obligations	41,209	262	(18)	41,453
Total short-term investments	$128,429	$719	$(37)	$129,111

	October 1, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$166,931	$131	$(1)	$167,061

Short-term investments:
Available-for-sale securities:
Certificates of deposit	$6,500	$10	$—	$6,510
International government obligations	1,101	1	(1)	1,101
Corporate notes and obligations	45,282	275	(26)	45,531
Total short-term investments	$52,883	$286	$(27)	$53,142

The amortized cost and estimated fair value of available-for-sale investments in debt securities as of March 31, 2012 and October 1, 2011 classified as short-term investments on our condensed consolidated balance sheet were as follows (in thousands):

	March 31, 2012		October 1, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than 1 year	$126,429	$127,108	$46,383	$46,632
Total investments in available-for-sale debt securities	$126,429	$127,108	$46,383	$46,632

During the three and six months ended March 31, 2012, we received proceeds totaling $32.7 million and $60.1 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively. During the three and six months ended April 2, 2011, we received proceeds totaling $19.1 million and $37.5 million, respectively, from the sale of available-for-sale securities and realized gross gains of less than $0.1 million and $0.1 million, respectively.

At March 31, 2012, gross unrealized losses on our investments with unrealized losses that are not deemed to be other-than-temporarily impaired were $35,000 on corporate notes and obligations of $38.1 million and U.S. treasury and agency obligations of $81.2 million.

At March 31, 2012, approximately $149.3 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $54.8 million of which was denominated in currencies other than the U.S. dollar. In January 2012 we converted $89.8 million of assets formerly denominated in Euro to U.S. dollars and invested those funds in U.S. Treasury securities within a European subsidiary whose functional currency is the U.S. dollar. Accordingly, there is no translation adjustment arising from these U.S. dollar denominated investments.

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

During the six months ended March 31, 2012, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.

The changes in the carrying amount of goodwill by segment for the period from October 1, 2011 to March 31, 2012 are as follows (in thousands):

	Commercial Lasers and Components	Specialty Lasers and Systems	Total
Balance as of October 1, 2011	$6,365	$69,589	$75,954
Translation adjustments and other	(2)	(146)	(148)
Balance as of March 31, 2012	$6,363	$69,443	$75,806

Components of our amortizable intangible assets are as follows (in thousands):

	March 31, 2012			October 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Existing technology	$52,301	$(43,962)	$8,339	$52,283	$(41,615)	$10,668
Patents	7,162	(7,137)	25	7,246	(7,220)	26
Customer lists	9,852	(5,652)	4,200	9,807	(5,142)	4,665
Trade name	3,553	(2,692)	861	3,566	(2,504)	1,062
Non-compete agreement	837	(778)	59	837	(784)	53
Production know-how	910	(713)	197	910	(621)	289
In-process research & development	1,065	—	1,065	1,217	—	1,217
Total	$75,680	$(60,934)	$14,746	$75,866	$(57,886)	$17,980

Amortization expense for intangible assets for the six months ended March 31, 2012 and April 2, 2011 was $3.2 million and $4.4 million, respectively, which includes $2.3 million and $3.0 million, respectively, for amortization of existing technology and production know-how.

At March 31, 2012, estimated amortization expense for the remainder of fiscal 2012, the next five succeeding fiscal years and all fiscal years thereafter are as follows (in thousands):

Estimated Amortization Expense
2012 (remainder)	$3,082
2013	4,846
2014	3,374
2015	2,033
2016	1,267
2017	136
Thereafter	8
Total	$14,746

8.     BALANCE SHEET DETAILS

Inventories consist of the following (in thousands):

	March 31, 2012	October 1, 2011
Purchased parts and assemblies	$44,614	$44,824
Work-in-process	61,557	52,457
Finished goods	50,886	55,104
Total inventories	$157,057	$152,385

Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2012	October 1, 2011
Prepaid and refundable income taxes	$13,830	$9,193
Other taxes receivable	30,031	19,883
Prepaid expenses and other	15,313	15,888
Total prepaid expenses and other assets	$59,174	$44,964

Other assets consist of the following (in thousands):

	March 31, 2012	October 1, 2011
Assets related to deferred compensation arrangements	$21,977	$22,737
Deferred tax assets	36,735	37,156
Other assets	4,350	4,289
Total other assets	$63,062	$64,182

Other current liabilities consist of the following (in thousands):

	March 31, 2012	October 1, 2011
Accrued payroll and benefits	$27,193	$39,639
Deferred income	15,600	14,893
Reserve for warranty	16,812	16,704
Accrued expenses and other	11,881	12,473
Other taxes payable	25,552	11,067
Accrued restructuring charges	—	634
Customer deposits	2,381	3,210
Total other current liabilities	$99,419	$98,620

The closure of our St. Louis site was completed in the fourth quarter of fiscal 2009.  The closure of our Finland site was completed in the third quarter of fiscal 2011. These closures resulted in charges primarily for employee termination and other exit related costs associated with a plan approved by management.

Restructuring charges for the first six months of fiscal 2011 were recorded in cost of sales, research and development and selling, general and administrative expenses in our condensed consolidated statements of operations.

The following table presents our current liability as accrued on our balance sheet for restructuring charges.  The table sets forth an analysis of the components of the restructuring charges and payments and other deductions made against the accrual for the first six months of fiscal 2012 and 2011 (in thousands):

	Severance Related	Facilities- related Charges	Other Restructuring Costs	Total
Balance at October 2, 2010	$912	$17	$1,303	$2,232
Provisions	218	—	680	898
Payments and other	(562)	(17)	(488)	(1,067)
Balance at April 2, 2011	$568	$—	$1,495	$2,063

Balance at October 1, 2011	$—	$—	$634	$634
Payments and other	—	—	(634)	(634)
Balance at March 31, 2012	$—	$—	$—	$—

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

Components of the reserve for warranty costs during the first six months of fiscal 2012 and 2011 were as follows (in thousands):

	Six Months Ended
	March 31, 2012	April 2, 2011
Beginning balance	$16,704	$13,499
Additions related to current period sales	14,445	12,742
Warranty costs incurred in the current period	(14,319)	(10,825)
Accruals resulting from acquisitions	—	178
Adjustments to accruals, including foreign exchange	(18)	(259)
Ending balance	$16,812	$15,335

Other long-term liabilities consist of the following (in thousands):

	March 31, 2012	October 1, 2011
Long-term taxes payable	$23,240	$27,775
Deferred compensation	22,276	22,685
Deferred tax liabilities	1,867	2,194
Deferred income	2,435	2,636
Asset retirement obligations	1,954	1,878
Other long-term liabilities	5,822	5,673
Total other long-term liabilities	$57,594	$62,841

9.     SHORT-TERM BORROWINGS

We have several lines of credit which allow us to borrow in the applicable local currency. We have a total of $19.6 million of foreign lines of credit as of March 31, 2012.  At March 31, 2012, we had used $2.2 million of these available foreign lines of credit. These credit facilities were used in Europe and Japan during the second fiscal quarter of 2012.  In addition, our domestic line of credit consists of a $40.0 million unsecured revolving credit account with Union Bank of California. The agreement was due to expire on March 31, 2012 but has been extended until May 30, 2012, while a longer-term agreement is being finalized. The line of credit is subject to covenants related to financial ratios and tangible net worth with which we are currently in compliance.  No amounts have been drawn upon our domestic line of credit as of March 31, 2012.

10.  STOCK-BASED COMPENSATION

Fair Value of Stock Compensation

We recognize compensation expense for all share based payment awards based on the fair value of such awards. The expense is recognized on a straight-line basis over the respective requisite service period of the awards.

Determining Fair Value

The fair values of shares purchased under the Employee Stock Purchase Plan (“ESPP”) for the three and six months ended March 31, 2012 and April 2, 2011, respectively, were estimated using the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	54.7%	30.2%	52.1%	30.4%
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Expected dividends	—	—	—	—
Weighted average fair value per share	$14.70	$10.06	$14.81	$9.92

There were no stock options granted during the three and six months ended March 31, 2012 and April 2, 2011.

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
•The service based restricted stock unit awards are generally subject to annual vesting over three years from the date of grant.
•The automatic annual grants of restricted stock units for non-employee members of the board of directors vest on February 15 of the calendar year following the grant, which is made following our annual meeting of shareholders.
•The market-based performance restricted stock unit award grants are generally either subject to annual vesting over three years from the date of grant or subject to a single vest measurement three years from the date of grant, depending upon achievement of performance measurements based on the performance of the Company's Total Shareholder Returns (as defined in the plan) compared with the performance of the Russell 2000 Index.

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

Stock-Based Compensation Expense

The following table shows total stock-based compensation expense and related tax benefits included in the condensed consolidated statements of operations for the three and six months ended March 31, 2012 and April 2, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Cost of sales	$441	$344	$810	$588
Research and development	431	363	824	700
Selling, general and administrative	3,288	2,454	6,548	4,796
Income tax benefit	(1,265)	(849)	(2,593)	(1,524)
	$2,895	$2,312	$5,589	$4,560

During the three and six months ended March 31, 2012, $0.4 million and $0.9 million was capitalized into inventory for all stock plans, $0.4 million and $0.8 million was amortized to cost of sales and $0.5 million remained in inventory at March 31, 2012. During the three and six months ended April 2, 2011, $0.4 million and $0.7 million was capitalized into inventory for all stock plans, $0.3 million and $0.6 million was amortized to cost of sales and $0.4 million remained in inventory at April 2, 2011.  Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At March 31, 2012, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock plans but not yet recognized was approximately $22.1 million, net of estimated forfeitures of $2.5 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.

At March 31, 2012, total compensation cost related to options to purchase common shares under the ESPP but not yet vested was approximately $0.2 million, which will be recognized over the offering period.

The cash flows resulting from excess tax benefits (tax benefits related to the excess of tax deduction resulting from an employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the first six months of fiscal 2012 and fiscal 2011, we recorded $2.6 million and $3.2 million, respectively, of excess tax benefits as cash flows from financing activities.

Stock Options & Awards Activity

The following is a summary of option activity for our Stock Plans (in thousands, except per share amounts and weighted average remaining contractual term in years):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at October 1, 2011	917	$27.80
Granted	—	—
Exercised	(177)	27.57
Forfeitures	(1)	26.16
Expirations	—	—
Outstanding at March 31, 2012	739	$27.85	4.0	$22,523
Vested and expected to vest at March 31, 2012	736	$27.80	3.9	$22,465
Exercisable at March 31, 2012	554	$27.53	3.4	$17,061

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock at the end of the reporting period.  There were approximately 0.7 million outstanding options that were in-the-money as of March 31, 2012.  The aggregate intrinsic value of options exercised under the Company’s stock plans for the three and six months ended March 31, 2012 were $3.1 million and $4.7 million, respectively, determined as of the date of option exercise. The aggregate intrinsic value of options exercised under the Company’s stock plans for the three and six months ended April 2, 2011 were $6.8 million and $13.4 million, respectively, determined as of the date of option exercise.

The following table summarizes the activity of our time based and market- performance based restricted stock units for the first six months of fiscal 2012 (in thousands, except per share amounts):

	Time Based Restricted Stock Units		Market-Based Performance Restricted Stock Units
	Number of Shares(1)	Weighted Average Grant Date Fair Value	Number of Shares(2)	Weighted Average Grant Date Fair Value
Nonvested stock at October 1, 2011	404	$34.71	101	$49.77
Granted	245	53.78	95	63.85
Vested	(198)	32.65	(44)	53.18
Forfeited	(6)	48.11	—	—
Nonvested stock at March 31, 2012	445	$47.30	152	$57.55

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

12.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (net of tax) at March 31, 2012 is comprised of accumulated translation adjustments of $44.5 million. Accumulated other comprehensive income (net of tax) at October 1, 2011 is comprised of accumulated translation adjustments of $51.2 million.

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

The following table presents information necessary to calculate basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Weighted average shares outstanding —basic	23,521	25,246	23,491	24,967
Dilutive effect of employee stock awards	475	586	488	583
Weighted average shares outstanding—diluted	23,996	25,832	23,979	25,550

Net income	$16,155	$23,723	$33,206	$42,836

Net income per basic share	$0.69	$0.94	$1.41	$1.72
Net income per diluted share	$0.67	$0.92	$1.38	$1.68

A total of 109,833 and 91,322 potentially dilutive securities have been excluded from the dilutive share calculation for the three and six months ended March 31, 2012, respectively, as their effect was anti-dilutive. A total of 832 and 74,775 potentially dilutive securities have been excluded from the dilutive share calculation for the three and six months ended April 2, 2011, respectively, as their effect was anti-dilutive.

14.  OTHER INCOME (EXPENSE)

Other income (expense) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Foreign exchange gain (loss)	$(11)	$(451)	$302	$(445)
Gain (loss) on deferred compensation investments, net	1,541	3,117	1,488	4,670
Translation adjustment related to dissolution of Finland	—	6,511	—	6,511
Other—net	358	4	416	31
Other income (expense), net	$1,888	$9,181	$2,206	$10,767

15.  STOCK REPURCHASES

On August 25, 2011, we announced that the Board of Directors had authorized the repurchase of up to $50.0 million of our common stock.  The program is authorized for 12 months from the date of authorization. We purchased $25.0 million of our common stock during fiscal 2011 and at October 1, 2011, $25.0 million of shares remained authorized for repurchase under this stock repurchase program.

During the three and six months ended March 31, 2012, we repurchased and retired zero and 450,500 shares, respectively, of outstanding common stock at an average price of $45.84 per share for a total of $20.7 million, excluding expenses. Such repurchases were accounted for as a reduction in additional paid in capital.

At March 31, 2012, $4.3 million remained authorized for repurchase under our current stock repurchase program. The timing and size of any purchases will be subject to, among other things, market conditions.

16.  INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for items which are considered discrete to the period. Our estimated effective tax rates for the three and six months ended March 31, 2012 were 27.4% and 30.9%. Our effective tax rate for the three and six months ended March 31, 2012 were lower than the statutory rate of 35% primarily due to permanent differences related to the benefit of foreign tax credits, the benefit of income subject to foreign tax rates that are lower than U.S. tax rates, the benefit of releasing state tax reserves accrued under ASC 740-10 (formerly FASB Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes") and related interest, the benefit of federal and California research and development tax credits, the benefit of a domestic production activities deduction and the benefit from the unrealized gain on life insurance policy investments related to our deferred compensation plans. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, a valuation allowance related to California research and development tax credits, state income taxes, limitations on the utilization of certain foreign losses, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

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

As of March 31, 2012, the total amount of gross unrecognized tax benefits was $25.7 million of which $16.6 million, if recognized, would affect our effective tax rate. Our total gross unrecognized tax benefits, net of certain deferred tax assets, were classified as other long-term liabilities in the condensed consolidated balance sheets.

Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes.

As of March 31, 2012, the total amount of gross interest and penalties accrued was $1.3 million, which is classified as other long-term liabilities in the condensed consolidated balance sheets.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2005 are closed. In our major state jurisdiction and our major foreign jurisdiction, the years subsequent to 2001 and 2005, respectively, currently remain open and could be subject to examination by the taxing authorities. In December 2011 and January 2012, our three German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. These audits are currently in process.

Management believes that it has adequately provided for any adjustments that may result from tax examinations. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months and we anticipate a lapse in certain statute of limitations which could result in a release of tax reserves and related interest expense under ASC Subtopic 740 "Income Taxes." Specific positions that may be resolved include issues involving research and development credits, transfer pricing and various other matters. The Company estimates that the net unrecognized tax benefits and related interest at March 31, 2012 could be reduced by approximately $0.3 million to $1.1 million in the next 12 months.

Deferred Income Taxes

As of March 31, 2012, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $64.6 million, which consists of tax credits carryovers, accruals and reserves, competent authority offset to transfer pricing tax reserves, employee stock-based compensation expenses, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $10.4 million as of March 31, 2012.  We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

17.  SEGMENT INFORMATION

We are organized into two reportable operating segments: Commercial Lasers and Components (“CLC”) and Specialty Lasers and Systems (“SLS”). This segmentation reflects the go-to-market strategies for various products and markets.  While both segments work to deliver cost-effective solutions, CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that product service and repairs are generally based upon advanced replacement and depot (i.e., factory) repair. CLC’s primary markets include materials processing, original equipment manufacturer (“OEM”) components and instrumentation and microelectronics. SLS develops and manufactures configurable, advanced-performance products largely serving the microelectronics, scientific research and government programs and OEM components and instrumentation markets. The size and complexity of many of the SLS products generally require service to be performed at the customer site by factory-trained field service engineers.

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

The following table provides net sales and income (loss) from operations for our operating segments (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales:
Commercial Lasers and Components	$54,969	$72,236	$110,120	$133,594
Specialty Laser Systems	138,315	128,644	273,931	250,397
Total net sales	$193,284	$200,880	$384,051	$383,991

Income (loss) from operations:
Commercial Lasers and Components	$1,150	$8,993	$5,170	$17,318
Specialty Laser Systems	30,069	29,397	61,099	58,258
Corporate and other	(10,882)	(12,103)	(20,619)	(23,598)
Total income from operations	$20,337	$26,287	$45,650	$51,978

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

We are organized into two operating segments: Commercial Lasers and Components (“CLC”) and Specialty Lasers and Systems (“SLS”). This segmentation reflects the go-to-market strategies for various products and markets. While both segments deliver cost-effective photonics solutions, CLC focuses on higher volume products that are offered in set configurations. The product architectures are designed for easy exchange at the point of use such that substantially all product service and repairs are based upon advanced replacement and depot (i.e., factory) repair. CLC’s primary markets include materials processing, original equipment manufacturer (“OEM”) components and instrumentation and microelectronics. SLS develops and manufactures configurable, advanced performance products largely serving the microelectronics, scientific research and government programs and OEM components and instrumentation markets. The size and complexity of many of the SLS products require service to be performed at the customer site by factory trained field service engineers.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, accounting for long-lived assets (including goodwill and intangible assets), inventory valuation, warranty reserves, stock-based compensation and accounting for income taxes. See Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for our fiscal year ended October 1, 2011.

KEY PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our results of operations and financial condition:

	Three Months Ended
	March 31, 2012	April 2, 2011	Change	% Change
	(Dollars in thousands)

Bookings	$183,137	$236,706	$(53,569)	(22.6)%
Book-to-bill ratio	0.95	1.18	(0.23)	(19.5)%
Net sales—Commercial Lasers and Components	$54,969	$72,236	$(17,267)	(23.9)%
Net sales—Specialty Lasers and Systems	$138,315	$128,644	$9,671	7.5%
Gross profit as a percentage of net sales—Commercial Lasers and Components	35.4%	40.1%	(4.7)%	(11.7)%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	42.3%	46.8%	(4.5)%	(9.6)%
Research and development as a percentage of net sales	10.5%	10.6%	(0.1)%	(0.9)%
Income before income taxes	$22,249	$35,612	$(13,363)	(37.5)%
Net cash provided by operating activities	$16,611	$5,875	$10,736	182.7%
Days sales outstanding in receivables	58.9	60.1	(1.2)	(2.0)%
First quarter inventory turns	2.9	3.2	(0.3)	(9.4)%
Capital spending as a percentage of net sales	5.9%	5.5%	0.4%	7.3%

	Six Months Ended
	March 31, 2012	April 2, 2011	Change	% Change
	(Dollars in thousands)

Bookings	$384,985	$471,130	$(86,145)	(18.3)%
Book-to-bill ratio	1.00	1.23	(0.23)	(18.7)%
Net sales—Commercial Lasers and Components	$110,120	$133,594	$(23,474)	(17.6)%
Net sales—Specialty Lasers and Systems	$273,931	$250,397	$23,534	9.4%
Gross profit as a percentage of net sales—Commercial Lasers and Components	37.2%	41.8%	(4.6)%	(11.0)%
Gross profit as a percentage of net sales— Specialty Lasers and Systems	43.1%	46.4%	(3.3)%	(7.1)%
Research and development as a percentage of net sales	10.2%	10.4%	(0.2)%	(1.9)%
Income before income taxes	$48,080	$63,057	(14,977)	(23.8)%
Net cash provided by operating activities	$32,746	$35,844	(3,098)	(8.6)%
Capital spending as a percentage of net sales	5.1%	4.2%	0.9%	21.4%

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

Bookings decreased 22.6% in the second quarter of fiscal 2012 compared to the same quarter one year ago, led by a significant decrease in the microelectronics market, and the book-to-bill ratio was 0.95. Compared to the first quarter of fiscal 2012, bookings decreased 9.3% with decreases in the scientific and government programs, microelectronics and OEM components and instrumentation markets partially offset by increases in the materials processing market.

Microelectronics

Microelectronics bookings decreased 36% compared to the same quarter one year ago and decreased 8% from bookings in the first quarter of fiscal 2012. The book-to-bill ratio for the second quarter of fiscal 2012 was 1.01.

Flat panel display orders decreased from the first quarter of fiscal 2012. We expect this market to be strong in the remainder of fiscal 2012 driven by continued growth in high definition LCDs and OLEDs, first shipments of OLED TVs and the emergence of China-based low-temperature polycrystalline silicon (LTPS) manufacturing. Although we expect the order rate to be strong, we do expect fluctuations in order volumes on a quarterly basis. Our facility expansion in Göttingen and new service center in Korea will start shipping product by the end of the third quarter of fiscal 2012.

Although the advanced packaging (API) market is, in the current fiscal year, being impacted by tight credit in China where it is difficult for customers to establish letters of credit for new equipment purchases, we are experiencing an increase in sales inquiries. We expect that China's credit policies will improve in the second half of fiscal 2012. We anticipate market growth to come from increased 4G deployment as well as from the LED lighting market.

In the second quarter of fiscal 2012, the semiconductor capital equipment market continued to be strong, with increased orders for new systems resulting from increased deployment of 20nm nodes to multiple customers and higher utilization rates driving service demand. We continue to develop next generation technologies designed to increase accuracy, sensitivity and speed for the most advanced inspection and metrology applications. We expect the products to contribute to revenues in fiscal 2013 and/or 2014.

Materials Processing

Materials processing orders increased 11% compared to the same quarter one year ago and increased 31% from the first quarter of fiscal 2012. The book-to-bill ratio for the second quarter of fiscal 2012 was 1.13. During the second quarter of fiscal 2012, orders were close to record levels largely due to improved flow of orders from Asia, particularly China where interest remains strong for current applications including marking, textile processing and metal cutting.

Increased orders for marking and engraving lasers were driven by consumer electronics manufacturing and replacement of lost capacity in Japan from the Sendai earthquake in the second quarter of fiscal 2011. In the second quarter of fiscal 2012, we received sizable orders for lasers used in cutting and converting in textile applications as well as a modest increase in component demand, which are mostly OEM sales of semiconductor lasers.

We continue to make steady progress towards the release of our high-power fiber laser platform and we expect to release our first product within the next few months.

OEM Components and Instrumentation

OEM Components and Instrumentation orders decreased 5% compared to the same quarter one year ago and decreased 13% from the first quarter of fiscal 2012. The book-to-bill ratio for the second quarter of fiscal 2012 was 0.82.

Instrumentation orders decreased from the first quarter of fiscal 2012 due to the timing of larger orders and regional shifts in spending with decreased spending in the U.S. and Europe offset by investments in Asia. Orders for cytometry and microscopy remain strong. We expect low-cost genome testing to be a large market opportunity that our OBIS™ platform and optically pumped semiconductor ("OPS") laser products are positioned to address.

Orders from the medical OEM market benefitted from strong consumer demand for vision and aesthetic procedures. We expect current applications including refractive surgery, skin treatment and hair removal to remain stable and anticipate growth in several ophthalmic treatments such as laser-based cataract removal, microkeratotomy and inter-ocular therapy, which rely on short-pulse lasers that are part of our current and future product family.

Scientific and Government Programs

Scientific and government programs orders decreased 8% compared to the same quarter one year ago and decreased 31% from the first quarter of fiscal 2012. The book-to-bill for the second quarter of fiscal 2012 was 0.79.

Orders decreased from the first quarter of fiscal 2012 due both to expected seasonality and high orders in the first quarter of fiscal 2012. Orders by application in the second quarter of fiscal 2012 were mixed, with decreases in orders for ultrafast amplifiers only partially offset by strong orders in multiphoton spectroscopy applications.

Bookings for ultrafast amplifiers decreased due to the timing of orders in Asia after strong bookings in the first quarter of fiscal 2012. We expect the amplifier market to be strong, particularly in high performance systems, and our broad and deep portfolio, including recent product introductions, is well-positioned in this market.

Orders for multiphoton spectroscopy applications were very strong, particularly in the U.S. where we set a new quarterly record. We believe part of the strength arose from the expiration of a key application patent, which enabled a new set of OEM suppliers we are engaged with to enter the market.

Net Sales

Net sales include sales of lasers, laser tools, related accessories and service contracts. Net sales for the second fiscal quarter decreased 23.9% in our CLC segment and increased 7.5% in our SLS segment from the same quarter one year ago. Net sales for the first six months of fiscal 2012 decreased 17.6% in our CLC segment and increased 9.4% in our SLS segment from the same period one year ago. For a description of the reasons for changes in net sales refer to the “Results of Operations” section of this quarterly report.

Gross Profit as a Percentage of Net Sales

Gross profit as a percentage of net sales (“gross profit percentage”) is calculated as gross profit for the period divided by net sales for the period.  Gross profit percentage in the second quarter decreased from 40.1% to 35.4% in our CLC segment and decreased from 46.8% to 42.3% in our SLS segment from the same quarter one year ago. Gross profit percentage for the first six months of fiscal 2012 decreased from 41.8% to 37.2% in our CLC segment and decreased from 46.4% to 43.1% in our SLS segment from the same period one year ago. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section of this quarterly report.

Research and Development as a Percentage of Net Sales

Research and development as a percentage of net sales (“R&D percentage”) is calculated as research and development expense for the period divided by net sales for the period.  Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth.  R&D percentage decreased to 10.5% from 10.6% in our second fiscal quarter and to 10.2% from 10.4% for the first six months of fiscal 2012 compared to the same periods one year ago.  For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section of this quarterly report.

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the period divided by net sales during the period and then multiplied by the number of days in the period, using 90 days for quarters.  DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in working capital availability.  The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business.  Our DSO in receivables for the second quarter of fiscal 2012 decreased 1.2 days from the same quarter one year ago primarily due to a higher mix of receivables and revenue in regions with shorter payment terms and the impact of foreign exchange rates.

Annualized Inventory Turns

We calculate annualized inventory turns as the cost of sales during the quarter annualized and divided by net inventories at the end of the period. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Our annualized inventory turns for the second quarter of fiscal 2012 decreased by 0.3 turns from the same quarter one year ago primarily due to the impact of decreased sales volumes in relation to inventory levels in certain businesses.

Capital Spending as a Percentage of Net Sales

Capital spending as a percentage of net sales (“capital spending percentage”) is calculated as capital expenditures for the period divided by net sales for the period.  Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology.  Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Our capital spending percentage increased to 5.9% from 5.5% for the second quarter and to 5.1% from 4.2% for the first six months of fiscal 2012 compared to the same periods one year ago primarily due to building improvements and purchases of production-related assets to support our expansion in Asia and Germany.

SIGNIFICANT EVENTS

On August 25, 2011, the Board of Directors authorized the repurchase of up to $50.0 million of our common stock. The program is authorized for 12 months from the date of authorization. At October 1, 2011, $25.0 million remained authorized for repurchase under this stock repurchase program. During the quarter ended December 31, 2011, we repurchased and retired 450,500 shares of outstanding common stock at an average price of $45.84 per share for a total of $20.7 million, excluding expenses. There were no repurchases during the quarter ended March 31, 2012.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

The following table sets forth, for the periods indicated, the percentage of total net sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.8%	55.8%	58.9%	55.4%
Gross profit	40.2%	44.2%	41.1%	44.6%
Operating expenses:
Research and development	10.5%	10.6%	10.2%	10.4%
Selling, general and administrative	18.3%	19.4%	18.2%	19.5%
Amortization of intangible assets	0.9%	1.1%	0.8%	1.1%
Total operating expenses	29.7%	31.1%	29.2%	31.0%
Income from operations	10.5%	13.1%	11.9%	13.6%
Other income (net)	1.0%	4.6%	0.6%	2.9%
Income before income taxes	11.5%	17.7%	12.5%	16.5%
Provision for income taxes	3.1%	5.9%	3.9%	5.3%
Net income	8.4%	11.8%	8.6%	11.2%

Net income for the second quarter of fiscal 2012 was $16.2 million ($0.67 per diluted share) including $2.9 million of after-tax stock-related compensation expense and a $1.6 million net release of tax reserves and related interest as a result of the closure of certain open state tax years. Net income for the second quarter of fiscal 2011 was $23.7 million ($0.92 per diluted share) including a $6.1 million gain primarily due to a non-recurring translation adjustment related to the dissolution of our Finland operations, $2.3 million of after-tax stock-related compensation expense and increased valuation allowances against deferred tax assets of $1.5 million. Net income for the first six months of fiscal 2012 was $33.2 million ($1.38 per diluted share) including $5.6 million of after-tax stock-related compensation expense and a $1.6 million net release of tax reserves and related interest as a result of the closure of open state tax years. Net income for the first six months of fiscal 2011 was $42.8 million ($1.68 per diluted share) including a $6.1 million gain primarily due to a non-recurring translation adjustment related to the dissolution of our Finland operations, $4.6 million of after-tax stock-related compensation expense and increased valuation allowances against deferred tax assets of $1.5 million.

NET SALES

Market Application

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by market application (dollars in thousands):

	Three Months Ended
	March 31, 2012		April 2, 2011
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$91,276	47.2%	$89,314	44.5%
OEM components and instrumentation	37,868	19.6%	42,281	21.0%
Materials processing	26,478	13.7%	25,834	12.9%
Scientific and government programs	37,662	19.5%	43,451	21.6%
Total	$193,284	100.0%	$200,880	100.0%

	Six Months Ended
	March 31, 2012		April 2, 2011
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Microelectronics	$184,168	48.0%	$173,745	45.3%
OEM components and instrumentation	73,808	19.2%	80,631	21.0%
Materials processing	49,857	13.0%	48,109	12.5%
Scientific and government programs	76,218	19.8%	81,506	21.2%
Total	$384,051	100.0%	$383,991	100.0%

 Quarterly

Net sales for the second quarter of fiscal 2012 decreased by $7.6 million, or 4%, including an increase of $0.5 million due to the impact of foreign currency exchange rates, compared to the second quarter of fiscal 2011.  Sales decreases in the scientific and government programs and OEM components and instrumentation markets were partially offset by increases in the microelectronics and materials processing markets.

Sales in the scientific and government programs market decreased $5.8 million, or 13%, primarily due to lower demand for advanced research applications used by university and government research groups. The decrease in the OEM components and instrumentation market of $4.4 million, or 10%, was due primarily to lower shipments for bio-instrumentation and machine vision applications partially offset by higher shipments for medical applications. The increase in the microelectronics market of $2.0 million, or 2%, was due to higher sales in flat panel display applications partially offset by lower shipments for advanced packaging and semiconductor applications. Sales in the materials processing market increased $0.6 million, or 2%, primarily due to higher shipments for marking and non-metal cutting applications.

Year-to-date

Net sales for the first six months of fiscal 2012 increased by $0.1 million, or 0%, including an increase of $3.5 million due to the impact of foreign currency exchange rates, compared to the first six months of fiscal 2011. Sales increases in the microelectronics and materials processing markets were partially offset by decreases in the OEM components and instrumentation and scientific and government programs markets.

The increase in the microelectronics market of $10.4 million, or 6%, was primarily due to higher sales in flat panel display applications partially offset by lower shipments for advanced packaging and semiconductor applications. Sales in the material processing market increased $1.7 million, or 4%, primarily due to higher shipments for marking and cutting applications. The decrease in the OEM components and instrumentation market of $6.8 million, or 8%, was due primarily to lower shipments for bio-instrumentation, military and machine vision applications partially offset by higher shipments for medical applications. Sales in the scientific and government programs market decreased $5.3 million, or 6%, primarily due to lower demand for advanced research applications used by university and government research groups.

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

The following tables set forth, for the periods indicated, the amount of net sales and their relative percentages of total net sales by segment (dollars in thousands):

	Three Months Ended
	March 31, 2012		April 2, 2011
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Commercial Lasers and Components (CLC)	$54,969	28.4%	$72,236	36.0%
Specialty Lasers and Systems (SLS)	138,315	71.6%	128,644	64.0%
Total	$193,284	100.0%	$200,880	100.0%

	Six Months Ended
	March 31, 2012		April 2, 2011
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
Consolidated:
Commercial Lasers and Components (CLC)	$110,120	28.7%	$133,594	34.8%
Specialty Lasers and Systems (SLS)	273,931	71.3%	250,397	65.2%
Total	$384,051	100.0%	$383,991	100.0%

Quarterly

Net sales for the second quarter of fiscal 2012 decreased by $7.6 million, or 4%, compared to the second quarter of fiscal 2011, with increases of $9.7 million, or 8%, in our SLS segment and decreases of $17.3 million, or 24%, in our CLC segment.

The increase in our SLS segment sales was primarily due to higher revenue for flat panel display applications partially offset by lower shipments for scientific and government programs, advanced packaging, instrumentation and semiconductor applications. The decrease in our CLC segment sales was primarily due to lower advanced packaging and flat panel display application sales.

Year-to-date

Net sales for the first six months of fiscal 2012 increased by $0.1 million, or 0%, compared to the first six months of fiscal 2011, with increases of $23.5 million or 9%, in our SLS segment and decreases of $23.5 million, or 18%, in our CLC segment.

The increase in our SLS segment sales was primarily due to higher revenue for flat panel display applications partially offset by lower shipments for scientific and government programs, semiconductor, advanced packaging and instrumentation applications. The decrease in our CLC segment sales was primarily due to lower advanced packaging and flat panel display application sales.

GROSS PROFIT

Consolidated

Our gross profit rate decreased to 40.2% in the second quarter of fiscal 2012 from 44.2% and decreased to 41.1% from 44.6% in the first six months of fiscal 2012 compared to the same periods one year ago.

The second quarter decrease in the gross profit rate was primarily due to unfavorable product margins (2.6%) due to lower volumes in several business units particularly in the advanced packaging market, higher manufacturing expense and start-up costs to expand Excimer tube production in Korea and increased expense related to the flooding in Thailand and higher warranty and installation costs (1.4%) including installations to support and higher service events in flat panel display markets.

The 3.5% decrease in the gross profit rate during the first six months of fiscal 2012 was primarily due to unfavorable product margins (2.2%) due to lower volumes in several business units, higher manufacturing expense and start-up costs to expand Excimer tube production in Korea and increased expense related to the flooding in Thailand, higher warranty and installation costs (1.0%) including installations to support and higher service events in flat panel display markets, higher other costs (0.2%) and higher stock-related compensation expense (0.1%).

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

Commercial Lasers and Components

The gross profit rate in our CLC segment decreased to 35.4% in the second quarter of fiscal 2012 from 40.1% and decreased to 37.2% from 41.8% in the first six months of fiscal 2012 compared to the same periods one year ago.

The 4.7% second quarter decrease in the gross profit rate was primarily due to unfavorable product costs (2.9%) primarily due to the impact of lower volumes in a few business units serving primarily the advanced packaging and components markets, higher warranty costs (0.8%) due to a higher installed base from high sales volumes in fiscal 2011 and lower current quarter volumes and higher inventory reserves and other costs (1.8%) as a percentage of sales primarily due to lower current quarter volumes partially offset by lower restructuring costs (0.8%).

The 4.6% decrease in the gross profit rate during the first six months of fiscal 2012 was primarily due to unfavorable product costs (2.4%) primarily due to the impact of lower volumes in a few business units serving primarily the advanced packaging and components markets, higher inventory reserves and other costs (1.5%) as a percentage of sales primarily due to lower current quarter volumes and higher warranty costs (1.1%) due to a higher installed base from high sales volumes in fiscal 2011 and lower current quarter volumes partially offset by lower restructuring costs (0.4%).

Specialty Lasers and Systems

The gross profit rate in our SLS segment decreased to 42.3% in the second quarter of fiscal 2012 from 46.8% and decreased to 43.1% from 46.4% in the first six months of fiscal 2012 compared to the same periods one year ago.

The 4.5% second quarter decrease in the gross profit rate was primarily due to unfavorable product costs (3.8%) due to increased investments in Excimer manufacturing capabilities to support the growing flat panel display revenue, lower volumes in several business units serving primarily non-flat panel display markets net of favorable product mix within the microelectronics market and higher installation and warranty costs (1.4%) due to higher service events and warranty costs to support installations of a growing number of laser annealing systems in the flat panel display market partially offset by lower other costs (0.7%) due to higher current quarter volumes.

The 3.3% decrease in the gross profit rate during the first six months of fiscal 2012 was primarily due to unfavorable product costs (2.9%) due to increased investments in Excimer manufacturing capabilities to support the growing flat panel display revenue, lower volumes in several business units serving primarily non-flat panel display markets net of favorable product mix within the microelectronics market and higher installation and warranty costs (0.8%) due to higher service events and costs to support installations of a growing number of laser annealing systems in the flat panel display market partially offset by lower other costs (0.4%) due to higher current quarter volumes.

OPERATING EXPENSES:

	Three Months Ended
	March 31, 2012		April 2, 2011
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$20,323	10.5%	$21,246	10.6%
Selling, general and administrative	35,377	18.3%	38,979	19.4%
Amortization of intangible assets	1,611	0.9%	2,257	1.1%
Total operating expenses	$57,311	29.7%	$62,482	31.1%

	Six Months Ended
	March 31, 2012		April 2, 2011
	Amount	Percentage of total net sales	Amount	Percentage of total net sales
	(Dollars in thousands)
Research and development	$39,102	10.2%	$39,776	10.4%
Selling, general and administrative	70,008	18.2%	75,057	19.5%
Amortization of intangible assets	3,247	0.8%	4,352	1.1%
Total operating expenses	$112,357	29.2%	$119,185	31.0%

Research and development

 Quarterly

Research and development (“R&D”) expenses decreased $0.9 million, or 4%, during the second fiscal quarter ended March 31, 2012 compared to the same quarter one year ago.  The decrease was primarily due to lower payroll spending ($1.1 million) due to lower performance-related compensation net of increased salary spending partially offset by higher project spending ($0.2 million). On a segment basis as compared to the prior year period, CLC spending decreased $0.3 million primarily due to lower payroll spending partially offset by higher project spending. SLS research and development spending decreased $0.4 million primarily due to lower project spending and lower payroll spending. Corporate and other spending decreased $0.2 million due to lower payroll spending.

Year-to-date

R&D expenses decreased $0.7 million, or 2%, during the six months ended March 31, 2012 compared to the same period one year ago. The decrease for the first six months was primarily due to lower payroll spending ($1.6 million) due to lower performance-related compensation net of increased headcount partially offset by higher project and other spending ($0.5 million) and the acquisition of Hypertronics in the second quarter of fiscal 2011 ($0.4 million). On a segment basis for the first six months of fiscal 2012 as compared to the prior year period, CLC project spending decreased $0.7 million primarily due to lower payroll spending partially offset by higher spending on projects. SLS research and development spending increased $0.4 million primarily due to the acquisition of Hypertronics in the second quarter of fiscal 2011 and higher project spending. Corporate and other spending decreased $0.4 million primarily due to lower payroll spending and lower charges for increases in deferred compensation plan liabilities.

Selling, general and administrative

Quarterly

Selling, general and administrative (“SG&A”) expenses decreased $3.6 million or 9%, during the second fiscal quarter ended March 31, 2012 compared to the same quarter one year ago.  The decrease was primarily due to $3.4 million lower payroll spending due to lower performance-related compensation spending net of higher headcount and increased salaries, $0.2 million lower charges for increases in deferred compensation plan liabilities with the related earnings for increases in deferred compensation plan assets recorded in other income (expense) and lower other variable net spending ($0.9 million) partially offset by $0.9 million higher stock-related compensation expense. On a segment basis as compared to the prior year period, CLC spending decreased $1.2 million primarily due to lower payroll spending. SLS segment expenses decreased $1.5 million primarily due to lower payroll spending.  Spending for Corporate and other decreased $0.9 million primarily due to lower payroll spending.

Year-to-date

SG&A expenses decreased $5.0 million, or 7%, during the six months ended March 31, 2012 compared to the same period one year ago. The decrease for the first six months was primarily due to $5.5 million lower payroll spending due to lower performance-related compensation spending net of higher headcount and increased salaries, $1.6 million lower charges due to increases in deferred compensation plan liabilities with the related earnings for increases in deferred compensation plan assets recorded in other income (expense) and decreased spending on legal and consulting related to acquisitions ($0.8 million) partially offset by $1.8 million higher stock-related compensation expense, the acquisition of Hypertronics in the second quarter of fiscal 2011 ($0.7 million) and higher other variable net spending ($0.4 million). On a segment basis for the first six months of fiscal 2012 as compared to the prior year period, CLC spending decreased $1.6 million primarily due to lower performance-related compensation spending. SLS segment expenses decreased $0.7 million primarily due to lower performance-related compensation spending partially offset by the acquisition of Hypertronics and higher spending on demo amortization and trade shows. Spending for Corporate and other decreased $2.7 million primarily due to lower variable compensation spending and lower charges due to increases in deferred compensation plan liabilities partially offset by higher stock-related compensation expense.

Amortization of intangible assets

Amortization of intangible assets decreased $0.6 million and $1.1 million during the three and six months ended March 31, 2012 compared to the same periods last year primarily due to the completion of amortization of intangibles from older acquisitions partially offset by amortization of intangibles from the acquisition of Hypertronics in the second quarter of fiscal 2011.

OTHER INCOME (EXPENSE) — NET

Other income, net of other expense, decreased $7.3 million and $8.6 million during the three and six months ended March 31, 2012 compared to the same period one year ago. The quarterly decrease was primarily due to the $6.5 million non-recurring translation adjustment related to the dissolution of our Finland operations in the second quarter of fiscal 2011 and lower gains, net of expenses, on our deferred compensation plan assets ($1.6 million) partially offset by lower net foreign exchange losses ($0.4 million). The decrease for the first six months of fiscal 2012 was primarily due to the $6.5 million non-recurring translation adjustment related to the dissolution of our Finland operations in the second quarter of fiscal 2011 and lower gains, net of expenses, on our deferred compensation plan assets ($3.2 million) partially offset by higher net foreign exchange gains ($0.7 million).

INCOME TAXES

The effective tax rate for the second quarter of fiscal 2012 of 27.4% and the effective rate of 30.9% for the six months ended March 31, 2012 were lower than the statutory rate of 35% primarily due to permanent differences related to the benefit of foreign tax credits, the benefit of income subject to foreign tax rates that are lower than U.S. tax rates, the benefit of releasing state tax reserves accrued under ASC 740-10 (formerly FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”) and related interest, the benefit of federal and California research and development tax credits, the benefit of a domestic production activities deduction and the benefit from the unrealized gain on life insurance policy investments related to our deferred compensation plans. These amounts are partially offset by deemed dividend inclusions under the Subpart F tax rules, a valuation allowance related to California research and development tax credits, state income taxes, limitations on the utilization of certain foreign losses, stock compensation not deductible for tax purposes and limitations on the deductibility of compensation under IRC Section 162(m).

The effective tax rate for the second quarter of fiscal 2011 of 33.4% and the effective tax rate of 32.1% for the six months ended April 2, 2011 were both lower than the statutory rate of 35% primarily due to the benefit of currency translation adjustments related to closure of Coherent Finland's operations, the benefit of foreign tax credits, the benefit of federal research and development tax credits, including additional credits reinstated from fiscal 2010 resulting from the enactment of the “Tax Relief, Unemployment Insurance Reauthorization and Jobs Creation Act of 2010,” the benefits from life insurance proceeds and the unrealized gain on life insurance policy investments related to our deferred compensation plans and the benefit from income subject to foreign tax rates that are lower than U.S. tax rates. These amounts are partially offset by a valuation allowance against certain foreign deferred tax assets, limitations on the utilization of certain foreign losses, deemed dividend inclusions under the Subpart F tax rules, state income taxes and limitations on the deductibility of compensation under IRC Section 162(m).

DEFERRED INCOME TAXES

As of March 31, 2012, our condensed consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $64.6 million, which consists of tax credit carryovers, accruals and reserves, competent authority offset to transfer pricing tax reserves, employee stock-based compensation expenses, and certain other liabilities. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income in the applicable jurisdictions during periods prior to the expiration of tax statutes to fully utilize these assets.  After evaluating all available evidence, we have determined that it is “more likely than not” that a portion of the deferred tax assets would not be realized and we have a total valuation allowance of $10.4 million as of March 31, 2012. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had assets classified as cash and cash equivalents, as well as time deposits and fixed income securities classified as short-term investments, in an aggregate amount of $215.2 million, compared to $220.2 million at October 1, 2011. At March 31, 2012, approximately $149.3 million of this cash and securities was held in certain of our foreign operations, $54.8 million of which was denominated in currencies other than the U.S. dollar. In January 2012, we converted $89.8 million of assets formerly denominated in Euro to U.S. dollars and invested those funds in U.S. Treasury securities within a European subsidiary whose functional currency is the U.S. dollar. Accordingly, there is no translation adjustment arising from these U.S. dollar denominated investments. The converted funds were not repatriated to the U.S. and no U.S. tax was triggered on the transfer of these funds to the European subsidiary. We incurred additional foreign income taxes of approximately $750,000 related to this distribution. We currently intend to permanently reinvest approximately $134 million of the cash held by our foreign subsidiaries, including the investment in U.S. Treasury securities. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of the taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. We actively monitor the third-party depository institutions that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions, money market funds and sovereign debt in order to reduce our exposure should any one of these financial institutions or financial instruments fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments. However, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.

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

	Six Months Ended
	March 31, 2012	April 2, 2011
	(in thousands)
Net cash provided by operating activities	$32,746	$35,844
Sales of shares under employee stock plans	7,720	25,969
Repurchase of common stock	(20,665)	(27,397)
Capital expenditures	(19,575)	(16,242)
Acquisition of businesses, net of cash acquired	—	(14,589)

Net cash provided by operating activities decreased by $3.1 million for the first six months of fiscal 2012 compared to the same period one year ago. The decrease in cash provided by operating activities was primarily due to higher tax payments and lower cash flows from accounts payable and other current liabilities, including accrued variable compensation, partially offset by higher cash flows from accounts receivable and inventories. We believe that our existing cash, cash equivalents and short term investments combined with cash to be provided by operating activities will be adequate to cover our working capital needs and planned capital expenditures for at least the next 12 months to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our bank credit facilities or other sources of capital. We continue to follow our strategy to further strengthen our financial position by using available cash flow to fund operations.

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

On August 25, 2011, the Board of Directors authorized the repurchase of up to $50.0 million of our common stock. The program is authorized for 12 months from the date of authorization. We purchased $25.0 million of our common stock during fiscal 2011 and at October 1, 2011, $25.0 million of shares remained authorized for repurchase under this stock repurchase program. During the three and six months ended March 31, 2012, we repurchased and retired zero and 450,500 shares, respectively, of outstanding common stock at an average price of $45.84 per share for a total of $20.7 million, excluding expenses. At March 31, 2012, $4.3 million remained authorized for repurchase under this repurchase program.

During fiscal year 2008, we initiated restructuring plans to decrease costs by consolidating facilities and by reducing our workforce. As of March 31, 2012, we had made payments in connection with the restructuring plans in the amount of $27.7 million. We completed payments for substantially all anticipated costs related to the restructuring plans in the third quarter of fiscal 2011.

Additional sources of cash available to us were domestic and international currency lines of credit and bank credit facilities totaling $59.6 million as of March 31, 2012, of which $57.4 million was unused and available. These unsecured credit facilities were used in Europe and Japan during the first six months of fiscal 2012. Our domestic line of credit consists of a $40 million unsecured revolving credit account with Union Bank of California, which expires on May 30, 2012 and is subject to covenants related to financial ratios and tangible net worth. No amounts have been drawn upon our domestic line of credit and $2.2 million of the international currency lines has been used as of March 31, 2012.

Our ratio of current assets to current liabilities was 3.8:1 at March 31, 2012 compared to 3.6:1 at October 1, 2011. The increase in our ratio from October 1, 2011 to March 31, 2012 is primarily due to decreases in taxes payable. Our cash and cash equivalents, short-term investments, working capital and debt obligations are as follows:

	March 31, 2012	October 1, 2011
	(in thousands)
Cash and cash equivalents	$86,064	$167,061
Short-term investments	129,111	53,142
Working capital	426,397	418,241
Total debt obligations	27	34

Contractual Obligations and Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Regulation S-K of the Securities Act of 1933. Information regarding our long-term debt payments, operating lease payments, asset retirement obligations, purchase commitments with suppliers and purchase obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 1, 2011. There have been no material changes in contractual obligations outside of the ordinary course of business since October 1, 2011. Information regarding our other financial commitments at March 31, 2012 is provided in the notes to the condensed consolidated financial statements in this filing.

Changes in Financial Condition

Cash provided by operating activities during the first six months of fiscal 2012 was $32.7 million, which included net income of $33.2 million, depreciation and amortization of $14.8 million, stock-based compensation expense of $8.2 million and decreases in deferred tax assets of $0.1 million partially offset by cash used by operating assets and liabilities of $22.5 million, and $1.1 million other.

Cash used in investing activities during the first six months of fiscal 2012 was $95.2 million, which included $75.6 million net purchases of available-for-sale securities and $19.6 million used to acquire property and equipment and improve buildings.

Cash used by financing activities during the first six months of fiscal 2012 was $14.8 million, which included $20.7 million used to repurchase our common stock and $1.8 million other partially offset by $7.7 million generated from our employee stock option and stock purchase plans.

Changes in exchange rates during the first six months of fiscal 2012 used $3.7 million.

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

Interest rate sensitivity

A portion of our investment portfolio is composed of fixed income securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2012, the fair value of the portfolio, based on quoted market prices in active markets involving similar assets, would decline by an immaterial amount. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

At March 31, 2012, the fair value of our available-for-sale debt securities was $127.1 million, all of which were classified as short-term investments.  Gross unrealized gains and losses on available-for-sale debt securities were $716,000 and $(37,000), respectively, at March 31, 2012.

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

At March 31, 2012, approximately $149.3 million of our cash, cash equivalents and short-term investments were held outside the U.S. in certain of our foreign operations, $54.8 million of which was denominated in currencies other than the U.S. dollar. In January 2012 we converted $89.8 million of assets formerly denominated in Euro to U.S. dollars and invested those funds in U.S. Treasury securities within a European subsidiary whose functional currency is the U.S. dollar. Accordingly, there is no translation expense arising from these U.S. dollar denominated investments.

A hypothetical 10% change in foreign currency rates on our forward contracts would not have a material impact on our results of operations.

The following table provides information about our foreign exchange forward contracts at March 31, 2012. The table presents the weighted average contractual foreign currency exchange rates, the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date and fair value. The U.S. notional fair value represents the contracted amount valued at March 31, 2012 rates.

Forward contracts to sell (buy) foreign currencies for U.S. dollars (in thousands, except contract rates):

	Average Contract Rate	U.S. Notional Contract Value	U.S. Notional Fair Value
Euro	1.3067	$(60,133)	$(61,377)
Japanese Yen	82.6767	$9,176	$9,218
Canadian Dollar	1.0083	$842	$836
British Pound	1.5642	$2,766	$2,827
Korean Won	1,130.4998	$22,378	$22,304
Chinese Renminbi	6.3440	$8,403	$8,461

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2012 (“Evaluation Date”).  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Income Tax Audits

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2005 are closed. In our major state jurisdiction and our major foreign jurisdiction, the years subsequent to 2001 and 2005, respectively, currently remain open and could be subject to examination by the taxing authorities. In December 2011 and January 2012, our three German subsidiaries received notices of tax audits for the fiscal years 2006 through 2010. These audits are currently in process.

Management believes that it has adequately provided for any adjustments that may result from tax examinations. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months and we anticipate a lapse in certain statute of limitations which could result in a release of tax reserves and related interest expense under ASC 740 "Income Taxes." Specific positions that may be resolved include issues involving research and development credits, transfer pricing and various other matters. The Company estimates that the net unrecognized tax benefits and related interest at March 31, 2012 could be reduced by approximately $0.3 million to $1.1 million in the next 12 months.
ITEM 1A. RISK FACTORS

You should carefully consider the followings risks when considering an investment in our Common Stock. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements.” Additionally, these risks and uncertainties described herein are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our business, results of operations or financial conditions.

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

Our net sales and operating results, such as adjusted EBITDA percentage, net income (loss) and operating expenses, and our stock price have varied in the past and may vary significantly from quarter to quarter and from year to year in the future. We believe a number of factors, many of which are outside of our control, could cause these variations and make them difficult to predict, including:

•	general economic uncertainties in the macroeconomic and local economies facing us, our customers and the markets we serve;

•	access to applicable credit markets by us, our customers and their end customers;

•	fluctuations in demand for our products or downturns in the industries that we serve;

•	the ability of our suppliers, both internal and external, to produce and deliver components and parts, including sole or limited source components, in a timely manner, in the quantity, quality and prices desired;

•	the timing of conversion of bookings to revenue;

•	timing or cancellation of customer orders and shipment scheduling;

•	fluctuations in our product mix;

•	the ability of our customers' suppliers to provide sufficient material to support our customers' products;

•	currency fluctuations and stability, in particular the Euro;

•	commodity pricing;

•	introductions of new products and product enhancements by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	our ability to manage our capacity and that of our suppliers;

•	our increased reliance on domestic and foreign contract manufacturing;

•	the rate of market acceptance of our new products;

•	the ability of our customers to pay for our products;

•	expenses associated with acquisition-related activities;

•	seasonal sales trends;

•	delays or reductions in customer purchases of our products in anticipation of the introduction of new and enhanced products by us or our competitors;

•	our ability to control expenses;

•	the level of capital spending of our customers;

•	potential excess and/or obsolescence of our inventory;

•	costs and timing of adhering to current and developing governmental regulations and reviews relating to our products and business;

•	costs related to acquisitions of technology or businesses;

•	impairment of goodwill, intangible assets and other long term assets;

•	our ability to meet our expectations and forecasts and those of public market analysts and investors;

•	costs and expenses from litigation;

•	the availability of research funding by governments with regard to our customers in the scientific business, such as universities;

•	continued government spending on defense-related projects where we are a subcontractor;

•	government support of the alternative energy industries, such as solar;

•	maintenance of supply relating to products sold to the government on terms which we would prefer not to accept;

•	changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

•	damage to our reputation as a result of coverage in social media, Internet blogs or other media outlets;

•	managing our and other parties' compliance with contracts in multiple languages and jurisdictions;

•	managing our internal and third party sales representatives and distributors, including compliance with all applicable laws;

•	costs associated with designing around or payment of licensing fees associated with issued patents in our fields of business;

•	the future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies; and

•	distraction of management related to acquisition or divestment activities.

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

Volatility and disruption in the capital and credit markets, depressed consumer confidence, negative economic conditions, volatile corporate profits and reduced capital spending could negatively impact demand for our products. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, as well as effectively manage supply chain relationships in the face of such conditions including uncertainty regarding the ability of some of our suppliers to continue operations and provide us with uninterrupted supply flow. Our ability to maintain our research and development investments in our broad product offerings may be adversely impacted in the event that our sales decline and do not increase in the future. Spending and the timing thereof by consumers and businesses has a significant impact on our results and, where such spending is delayed or canceled, it could have a material negative impact on our operating results. The current global economic conditions remain uncertain and challenging. Weakness in our end markets could negatively impact our revenue, gross margin and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.

The recent financial turmoil affecting the banking system and financial markets and the possibility that additional financial institutions may consolidate or go out of business have resulted in tighter credit markets, and lower levels of liquidity in some financial markets. There could be a number of follow-on effects from the tightened credit environment on our business, including the insolvency of key suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; and failure of financial institutions negatively impacting our treasury functions. In the event our customers are unable to obtain credit or otherwise pay for our shipped products it could significantly impact our ability to collect on our outstanding accounts receivable. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; and changes in fair value of derivative instruments. Volatility in the financial markets and any overall economic uncertainty increase the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

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

For the three and six months ended March 31, 2012, 77% and 77%, respectively, of our net sales were derived from customers outside of the United States. For fiscal 2011, fiscal 2010 and fiscal 2009, 74%, 67% and 66%, respectively, of our net sales were derived from customers outside of the United States. We anticipate that foreign sales, particularly in Asia, will continue to account for a significant portion of our revenues in the foreseeable future.

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
As part of our day-to-day business, we store our data and certain data about our customers in our global information technology system. While our system is designed with access security, if a third party gains unauthorized access to our data, including any regarding our customers, such security breach could expose us to a risk of loss of this information, loss of business, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence by our customers, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

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

For the three and six months ended March 31, 2012, our research and development costs were $20.3 million (10.5% of net sales) and $39.1 million (10.2% of net sales), respectively. For our fiscal years 2011, 2010 and 2009, our research and development costs were $81.2 million (10.1% of net sales), $72.4 million (12.0% of net sales) and $61.4 million (14.1% of net sales), respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

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

ITEM 5. OTHER INFORMATION

In June 2011, the Financial Accounting Standards Board issued Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (ASU No. 2011-05).  On Jan. 1, 2012, we implemented the requirements of ASU No. 2011-05 by presenting net income, the components of other comprehensive income ("OCI") and total comprehensive income in two separate, but consecutive financial statements of net income and comprehensive income. The implementation resulted in more prominent presentation of total comprehensive income.

The following presents retrospective application of ASU No. 2011-05 to our consolidated financial statements as a separate financial statement for the years ended October 1, 2011, October 2, 2010 and October 3, 2009.  The financial statement presentation requirements of ASU No. 2011-05 do not affect the items previously reported in net income, OCI or total comprehensive income, or the guidance for reclassifying components of OCI to net income, and therefore retrospective application of this guidance did not have an impact on our consolidated financial position, results of operations and cash flows.

	Year Ended
	October 1, 2011	October 2, 2010	October 3, 2009

Net income (loss)	$93,238	$36,916	$(35,319)
Other comprehensive income (loss):
Translation adjustment, net of tax	(10,842)	(18,259)	1,156
Change in unrealized gains on available for sale securities, net of tax	(21)	(11)	16
Net loss realized on derivative instruments, net of tax	—	85	8
Other comprehensive income(loss), net of tax	(10,863)	(18,185)	1,180
Comprehensive income (loss)	$82,375	$18,731	$(34,139)

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1‡	Employee Stock Purchase Plan, as amended and restated February 28, 2012.

10.2	Fifth Loan Modification Agreement between Coherent, Inc. and Union Bank dated March 30, 2012.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Coherent, Inc.
(Registrant)

Date:	May 9, 2012	/s/:	JOHN R. AMBROSEO
John R. Ambroseo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2012	/s/:	HELENE SIMONET
Helene Simonet
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1‡	Employee Stock Purchase Plan, as amended and restated February 28, 2012.

10.2	Fifth Loan Modification Agreement between Coherent, Inc. and Union Bank dated March 30, 2012.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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